Form 10-Q
period 1998-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1998-05-14
CIK 1047862, 23632

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                            _______________________

             [x]  Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           _________________________





Commission     Exact name of registrant as specified in its charter    State of         I.R.S. Employer
File Number    and principal office address and telephone number       Incorporation    ID. Number

1-14514        CONSOLIDATED EDISON, INC.                               New York         13-3965100
               4 Irving Place, New York, New York 10003
               (212) 460-3900

1-1217         CONSOLIDATED EDISON COMPANY
               OF NEW YORK, INC.                                       New York         13-5009340
               4 Irving Place, New York, New York 10003
               (212) 460-4600


Each Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


                         Yes    X            No
                             -------            -------


As of the close of business on April 30, 1998, (i) Consolidated Edison, Inc. ("CEI") had outstanding 235,488,313 Common Shares ($.10 par value) and (ii) all of the outstanding Common Stock ($2.50 par value) of Consolidated Edison Company of New York, Inc. was held by CEI.

                               TABLE OF CONTENTS



                                                                         PAGE


FILING FORMAT
                                                                           2
PART I. -  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL  STATEMENTS:

              Consolidated Edison, Inc.
                    Consolidated Balance Sheet                           3-4
                    Consolidated Income Statements                       5-6
                    Consolidated Statements of Cash Flows                7-8

              Consolidated Edison Company of New York, Inc.
                    Consolidated Balance Sheet                          9-10
                    Consolidated Income Statements                     11-12
                    Consolidated Statements of Cash Flows                 13

              Notes to Financial Statements                            15-16


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS                     17-24
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES                    24
              ABOUT MARKET RISK


PART II. -  OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS                                           25


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                            25



                           _________________________



FILING FORMAT

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two different registrants: Consolidated Edison, Inc. ("CEI") and Consolidated Edison Company of New York, Inc. ("Con Edison"). CEI became the holding company for Con Edison on January 1, 1998. See "Corporate Structure" in
Item 1 of the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1997 (File Nos. 1-4514 and 1-1217, the "1997 Form 10-K"). Any references in this report to the "Company" are to CEI and Con Edison, collectively. Con Edison makes no representation as to the information contained in this report relating to CEI and the subsidiaries of CEI other than Con Edison.

                           CONSOLIDATED EDISON, INC.
                           CONSOLIDATED BALANCE SHEET
           AS AT MARCH 31, 1998, DECEMBER 31, 1997 AND MARCH 31, 1997



                                                                       As At
                                                ----------------------------------------------------
                                                March 31, 1998      Dec. 31, 1997     March 31, 1997
                                                ---------------     -------------     --------------
                                                               (Thousands of Dollars)
ASSETS

UTILITY PLANT, AT ORIGINAL COST

    Electric                                    $11,805,558         $11,743,745          $11,678,164
    Gas                                           1,759,293           1,741,562            1,665,996
    Steam                                           582,332             576,206              538,924
    General                                       1,210,805           1,203,427            1,160,419
                                                -----------         -----------          -----------
             Total                               15,357,988          15,264,940           15,043,503
        Less: Accumulated depreciation            4,481,414           4,392,377            4,371,046
                                                -----------         -----------          -----------
             Net                                 10,876,574          10,872,563           10,672,457
    Construction work in progress                   284,725             292,218              309,315
    Nuclear fuel assemblies and components,
        less accumulated amortization               103,690             102,321              100,720
                                                -----------         -----------          -----------
                       NET UTILITY PLANT         11,264,989          11,267,102           11,082,492
                                                -----------         -----------          -----------

CURRENT ASSETS

    Cash and temporary cash investments             198,257             183,458               94,903
    Funds held for refunding of debt                      -             328,874                    -
    Accounts receivable  customer, less
        allowance for uncollectible accounts
        of $22,705, $21,600 and $21,535             561,655             581,163              570,595
    Other receivables                                44,983              60,759               36,497
    Regulatory accounts receivable                    3,888              (1,682)              60,954
    Fuel, at average cost                            38,985              53,697               45,946
    Gas in storage, at average cost                  31,137              37,209               22,660
    Materials and supplies, at average cost         192,698             191,759              203,675
    Prepayments                                     189,146              75,516              170,852
    Other current assets                             16,700              16,457               15,453
                                                  ---------           ---------            ---------
                 TOTAL CURRENT ASSETS             1,277,449           1,527,210            1,221,535
                                                  ---------           ---------            ---------

Investments and nonutility property                 331,970             292,397              193,894
                                                  ---------           ---------            ---------

DEFERRED CHARGES

    Enlightened Energy program costs                102,349             117,807              128,204
    Unamortized debt expense                        138,262             126,085              128,234
    Recoverable fuel costs                           25,613              98,301               52,389
    Power contract termination costs                 69,594              80,978               46,848
    Other deferred charges                          254,270             239,559              289,795
                                                -----------         -----------          -----------

                TOTAL DEFERRED CHARGES              590,088             662,730              645,470
                                                -----------         -----------          -----------

REGULATORY ASSET-FUTURE FEDERAL
    INCOME TAXES                                    938,053             973,079              967,977
                                                -----------         -----------          -----------

                            TOTAL               $14,402,549         $14,722,518          $14,111,368
                                                ===========         ===========          ===========

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                           CONSOLIDATED BALANCE SHEET
           AS AT MARCH 31, 1998, DECEMBER 31, 1997 AND MARCH 31, 1997

                                                                            As At
                                                     ----------------------------------------------------
                                                     March 31, 1998      Dec. 31, 1997     March 31, 1997
                                                     ---------------     -------------     --------------
                                                                    (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION

  Common stock, authorized 500,000,000
    shares; outstanding 235,489,650 shares,
    235,489,650 shares and 235,008,078 shares          $ 1,482,351         $ 1,482,351        $ 1,478,647
  Retained earnings                                      4,531,810           4,484,703          4,322,562
  Capital stock expense                                    (36,966)            (36,975)           (34,831)
                                                       -----------         -----------        -----------
TOTAL COMMON SHAREHOLDERS' EQUITY                        5,977,195           5,930,079          5,766,378
                                                       -----------         -----------        -----------
 Preferred stock
   Subject to mandatory redemption
     7.20%   Series I                                       47,500              47,500             47,500
     6-1/8%  Series J                                       37,050              37,050             37,050
                                                       -----------         -----------        -----------
          TOTAL SUBJECT TO MANDATORY REDEMPTION             84,550              84,550             84,550
                                                       -----------         -----------        -----------

   Other preferred stock
     $ 5 Cumulative Preferred                              175,000             175,000            175,000
       5-3/4%  Series  A                                     7,061               7,061              7,061
       5-1/4%  Series  B                                    13,844              13,844             13,844
       4.65%   Series  C                                    15,330              15,330             15,330
       4.65%   Series  D                                    22,233              22,233             22,233
       6% Convertible Series  B                                  -                   -              4,519
                                                       -----------         -----------        -----------
                    TOTAL OTHER PREFERRED STOCK            233,468             233,468            237,987
                                                       -----------         -----------        -----------
                          TOTAL PREFERRED STOCK            318,018             318,018            322,537
                                                       -----------         -----------        -----------
  Long-term debt                                         4,198,152           4,188,906          4,239,066
                                                       -----------         -----------        -----------
                           TOTAL CAPITALIZATION         10,493,365          10,437,003         10,327,981
                                                       -----------         -----------        -----------

 NONCURRENT LIABILITIES

  Obligations under capital leases                          39,180              39,879             41,958
  Other noncurrent liabilities                             111,433             106,137             81,800
                                                       -----------         -----------        -----------

                   TOTAL NONCURRENT LIABILITIES            150,613             146,016            123,758
                                                       -----------         -----------        -----------

CURRENT LIABILITIES

  Long-term debt due within one year                       200,000             529,385            103,762
  Accounts payable                                         377,799             440,114            352,461
  Customer deposits                                        163,983             161,731            159,176
  Accrued taxes                                            107,989              65,736            109,052
  Accrued interest                                          66,557              85,613             67,706
  Accrued wages                                             80,509              82,556             78,300
  Other current liabilities                                184,551             183,122            145,787
                                                       -----------         -----------        -----------
                      TOTAL CURRENT LIABILITIES          1,181,388           1,548,257          1,016,244
                                                       -----------         -----------        -----------

PROVISIONS RELATED TO FUTURE FEDERAL INCOME TAXES
  AND OTHER DEFERRED CREDITS
  Accumulated deferred federal income tax                2,308,092           2,307,835          2,299,747
  Accumulated deferred investment tax credits              161,490             163,680            170,290
  Other deferred credits                                   107,601             119,727            173,348
                                                       -----------         -----------        -----------
                         TOTAL DEFERRED CREDITS          2,577,183           2,591,242          2,643,385
                                                       -----------         -----------        -----------
                                          TOTAL        $14,402,549         $14,722,518        $14,111,368
                                                       ===========         ===========        ===========

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                         CONSOLIDATED INCOME STATEMENT
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                               1998                        1997
                                                               ----                        ----

                                                                               (THOUSANDS OF DOLLARS)
                                                                           --------------------------
Operating revenues

     Electric                                                $1,291,323                  $1,268,950
     Gas                                                        399,170                     455,020
     Steam                                                      135,390                     162,178
     Non-utility                                                 27,164                      29,407
                                                             ----------                  ----------
              TOTAL OPERATING REVENUES                        1,853,047                   1,915,555
                                                             ----------                  ----------

OPERATING EXPENSES
     Purchased power                                            358,250                     352,708
     Fuel                                                       134,554                     151,354
     Gas purchased for resale                                   189,439                     251,711
     Other operations                                           275,830                     278,075
     Maintenance                                                117,975                     114,163
     Depreciation and amortization                              128,258                     123,794
     Taxes, other than federal income tax                       302,219                     304,983
     Federal income tax                                          91,961                      91,887
                                                             ----------                  ----------
              TOTAL OPERATING EXPENSES                        1,598,486                   1,668,675
                                                             ----------                  ----------

OPERATING INCOME                                                254,561                     246,880

OTHER INCOME (DEDUCTIONS)
     Investment income                                            2,904                       1,036
     Allowance for equity funds used during construction            512                       1,800
     Other income less miscellaneous deductions                    (503)                       (521)
     Federal income tax                                            (979)                       (303)
                                                             ----------                  ----------
                    TOTAL OTHER INCOME                            1,934                       2,012
                                                             ----------                  ----------

INCOME BEFORE INTEREST CHARGES                                  256,495                     248,892

Interest on long-term debt                                       79,058                      78,752
Other interest                                                    1,247                       4,414
Allowance for borrowed funds used during construction              (263)                       (882)
                                                             ----------                  ----------
                  NET INTEREST CHARGES                           80,042                      82,284
                                                             ----------                  ----------

NET INCOME                                                      176,453                     166,608
PREFERRED STOCK DIVIDEND REQUIREMENTS                            (4,536)                     (4,604)
                                                             ----------                  ----------
NET INCOME FOR COMMON STOCK                                  $  171,917                  $  162,004
                                                             ==========                  ==========

COMMON SHARES OUTSTANDING  AVERAGE (000)                        235,490                     235,001
BASIC AND DILUTED EARNINGS PER SHARE                              $0.73                       $0.69
                                                             ==========                  ==========
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                      $0.53                      $0.525


The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                         CONSOLIDATED INCOME STATEMENT
              FOR THE TWELVE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                               1998                        1997
                                                               ----                        ----

                                                                               (THOUSANDS OF DOLLARS)
                                                                           --------------------------
Operating revenues

     Electric                                               $  5,657,948               $  5,523,800
     Gas                                                       1,038,031                  1,063,225
     Steam                                                       365,011                    391,494
     Non-utility                                                  72,654                    159,480
                                                            ------------               ------------
              TOTAL OPERATING REVENUES                         7,133,644                  7,137,999
                                                            ------------               ------------

OPERATING EXPENSES
     Purchased power                                           1,355,129                  1,321,564
     Fuel                                                        580,024                    540,741
     Gas purchased for resale                                    490,325                    618,553
     Other operations                                          1,122,458                  1,165,863
     Maintenance                                                 478,600                    447,944
     Depreciation and amortization                               507,921                    487,713
     Taxes, other than federal income tax                      1,178,391                  1,165,187
     Federal income tax                                          377,796                    383,731
                                                            ------------               ------------
              TOTAL OPERATING EXPENSES                         6,090,644                  6,131,296
                                                            ------------               ------------

OPERATING INCOME                                               1,043,000                  1,006,703
OTHER INCOME (DEDUCTIONS)
     Investment income                                            14,082                      8,527
     Allowance for equity funds used during construction           3,161                      4,755
     Other income less miscellaneous deductions                   (4,082)                    (7,812)
     Federal income tax                                           (2,674)                       811
                                                            ------------               ------------
                    TOTAL OTHER INCOME                            10,487                      6,281
                                                            ------------               ------------

INCOME BEFORE INTEREST CHARGES                                 1,053,487                  1,012,984

Interest on long-term debt                                       318,464                    312,203
Other interest                                                    13,916                     16,893
Allowance for borrowed funds used during construction             (1,561)                    (2,270)
                                                            ------------               ------------
                  NET INTEREST CHARGES                           330,819                    326,826
                                                            ------------               ------------

NET INCOME                                                       722,668                    686,158
PREFERRED STOCK DIVIDEND REQUIREMENTS                            (18,276)                   (18,429)
                                                            ------------               ------------
NET INCOME FOR COMMON STOCK                                 $    704,392               $    667,729
                                                            ============               ============

COMMON SHARES OUTSTANDING  AVERAGE (000)                         235,195                    234,987
BASIC AND DILUTED EARNINGS PER SHARE                               $2.99                      $2.84
                                                            ============               ============
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                      $2.105                     $2.085
                                                            ============               ============



The accompanying  notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                               1998                        1997
                                                               ----                        ----

                                                                               (THOUSANDS OF DOLLARS)
                                                                           --------------------------
OPERATING ACTIVITIES

     Net income                                                $176,453                  $ 166,608
     PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
        Depreciation and amortization                           128,258                    123,794
        Deferred recoverable fuel costs                          72,688                     49,073
        Federal income tax deferred                              32,290                     24,310
        Common equity component of allowance
             for funds used during construction                    (498)                    (1,749)
        Other non-cash credits                                   (5,475)                       (56)
     CHANGES IN ASSETS AND LIABILITIES
         Accounts receivable  customer, less
             allowance for uncollectibles                        19,508                    (26,591)
         Regulatory accounts receivable                          (5,570)                   (15,557)
         Materials and supplies, including fuel
             and gas in storage                                  19,845                     42,208
         Prepayments, other receivables and
             other current assets                               (98,097)                  (101,087)
         Enlightened Energy program costs                        15,458                      5,514
         Power contract termination costs                         6,912                     11,620
         Cost of removal less salvage                           (17,968)                   (13,241)
         Accounts payable                                       (62,315)                   (78,654)
         Accrued income taxes                                    58,541                     68,364
         Other  net                                             (71,279)                     5,228
                                                               --------                  ---------
             NET CASH FLOWS FROM OPERATING ACTIVITIES           268,751                    259,784
                                                               --------                  ---------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION

         Construction expenditures                             (120,602)                  (127,723)
         Nuclear fuel expenditures                               (1,370)                    (3,149)
         Contributions to nuclear decommissioning trust          (5,325)                   (12,127)
         Common equity component of allowance
             for funds used during construction                     498                      1,749
                                                               --------                   --------
             NET CASH FLOWS FROM INVESTING ACTIVITIES
                 including construction                        (126,799)                  (141,250)
                                                               --------                   --------

FINANCING ACTIVITIES INCLUDING DIVIDENDS

         Issuance of long-term debt                             285,000                          -
         Retirement of long-term debt                                 -                     (2,494)
         Advance refunding of long-term debt                   (605,240)                         -
         Issuance and refunding costs                            (6,441)                       (36)
         Funds held for refunding of debt                       328,874                          -
         Common stock dividends                                (124,810)                  (123,377)
         Preferred stock dividends                               (4,536)                    (4,606)
                                                              ---------                  ---------
             NET CASH FLOWS FROM FINANCING ACTIVITIES
                 INCLUDING DIVIDENDS                           (127,153)                  (130,513)
                                                              ---------                  ---------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
    CASH INVESTMENTS                                             14,799                    (11,979)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                183,458                    106,882
                                                              ---------                  ---------

CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31               $ 198,257                  $  94,903
                                                              =========                  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid during the period for:
   Interest                                                   $  89,672                  $  91,181
   Income taxes                                                       -                          -

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE TWELVE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                 1998                        1997
                                                                 ----                        ----

                                                                               (THOUSANDS OF DOLLARS)
                                                                           --------------------------
OPERATING ACTIVITIES

     Net income                                                $  722,668                  $  686,158
     PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
        Depreciation and amortization                             507,243                     487,641
        Deferred recoverable fuel costs                            26,776                      10,911
        Federal income tax deferred                                30,600                      20,020
        Common equity component of allowance
             for funds used during construction                    (3,070)                     (4,538)
        Other non-cash charges                                     11,849                      23,873
     CHANGES IN ASSETS AND LIABILITIES
         Accounts receivable  customer, less
             allowance for uncollectibles                           8,940                      15,983
         Regulatory accounts receivable                            57,066                     (61,837)
         Materials and supplies, including fuel
             and gas in storage                                     9,461                      (2,874)
         Prepayments, other receivables and
             other current assets                                 (28,027)                      8,414
         Enlightened Energy program costs                          25,855                       6,057
         Power contract termination costs                           6,843                      45,048
         Cost of removal less salvage                             (78,446)                    (69,568)
         Accounts payable                                          25,338                     (32,100)
         Accrued income taxes                                      14,002                      17,129
         Other  net                                               (89,591)                     27,768
                                                               ----------                  ----------
             NET CASH FLOWS FROM OPERATING ACTIVITIES           1,247,507                   1,178,085
                                                               ----------                  ----------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION

         Construction expenditures                               (647,100)                 (672,068)
         Nuclear fuel expenditures                                (12,800)                  (51,199)
         Contributions to nuclear decommissioning trust           (14,499)                  (21,301)
         Common equity component of allowance
             for funds used during construction                     3,070                     4,538
                                                                 --------                  --------
             NET CASH FLOWS FROM INVESTING ACTIVITIES
                 INCLUDING CONSTRUCTION                          (671,329)                 (740,030)
                                                                 --------                  --------

FINANCING ACTIVITIES INCLUDING DIVIDENDS

         Issuance of long-term debt                               765,000                   250,000
         Retirement of long-term debt                            (103,762)                  (82,812)
         Advance refunding of long-term debt                     (605,240)                  (95,329)
         Issuance and refunding costs                             (15,335)                   (9,864)
         Common stock dividends                                  (495,144)                 (489,951)
         Preferred stock dividends                                (18,343)                  (18,428)
                                                                ---------                 ---------
             NET CASH FLOWS FROM FINANCING ACTIVITIES
                 INCLUDING DIVIDENDS                             (472,824)                 (446,384)
                                                                ---------                 ---------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
     CASH INVESTMENTS                                             103,354                    (8,329)

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF PERIOD                                            94,903                   103,232
                                                                ---------                 ---------

CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31                 $ 198,257                 $  94,903
                                                                =========                 =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


 Cash paid during the period for:
   Interest                                                    $  308,801                 $ 306,606
   Income taxes                                                   335,631                   346,755

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                 BALANCE SHEET
          AS AT MARCH 31, 1998, DECEMBER 31, 1997 AND MARCH 31, 1997


                                                                       As At
                                                ----------------------------------------------------
                                                March 31, 1998      Dec. 31, 1997     March 31, 1997
                                                ---------------     -------------     --------------
                                                               (Thousands of Dollars)

ASSETS

UTILITY PLANT, AT ORIGINAL COST

    Electric                                    $11,805,558           $11,743,745       $11,678,164
    Gas                                           1,759,293             1,741,562         1,665,996
    Steam                                           582,332               576,206           538,924
    General                                       1,210,805             1,203,427         1,160,419
                                                -----------           -----------       -----------
             Total                               15,357,988            15,264,940        15,043,503
        Less: Accumulated depreciation            4,481,414             4,392,377         4,371,046
                                                -----------           -----------       -----------
             Net                                 10,876,574            10,872,563        10,672,457
    Construction work in progress                   284,725               292,218           309,315
    Nuclear fuel assemblies and components,
        less accumulated amortization               103,690               102,321           100,720
                                                -----------           -----------       -----------
             NET UTILITY PLANT                   11,264,989            11,267,102        11,082,492
                                                -----------           -----------       -----------

CURRENT ASSETS

    Cash and temporary cash investments              98,216               183,458            94,903
    Funds held for refunding of debt                      -               328,874                 -
    Accounts receivable  customer, less
        allowance for uncollectible accounts
        of $22,372, $21,600 and $21,535             541,322               581,163           570,595
    Other receivables                                43,780                60,759            36,497
    Regulatory accounts receivable                    3,888                (1,682)           60,954
    Fuel, at average cost                            38,985                53,697            45,946
    Gas in storage, at average cost                  29,577                37,209            22,660
    Materials and supplies, at average cost         192,698               191,759           203,675
    Prepayments                                     188,321                75,516           170,852
    Other current assets                             16,688                16,457            15,453
                                                  ---------             ---------         ---------
          TOTAL CURRENT ASSETS                    1,153,475             1,527,210         1,221,535
                                                  ---------             ---------         ---------

INVESTMENTS AND NONUTILITY PROPERTY                 244,370               292,397           193,894
                                                  ---------             ---------         ---------

DEFERRED CHARGES

    Enlightened Energy program costs                102,349               117,807           128,204
    Unamortized debt expense                        138,262               126,085           128,234
    Recoverable fuel costs                           25,613                98,301            52,389
    Power contract termination costs                 69,594                80,978            46,848
    Other deferred charges                          254,270               239,559           289,795
                                                -----------           -----------       -----------

        TOTAL DEFERRED CHARGES                      590,088               662,730           645,470
                                                -----------           -----------       -----------

REGULATORY ASSET-FUTURE FEDERAL
    INCOME TAXES                                    938,053               973,079           967,977
                                                -----------           -----------       -----------

                         TOTAL                  $14,190,975           $14,722,518       $14,111,368
                                                ===========           ===========       ===========

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                 BALANCE SHEET
           AS AT MARCH 31, 1998, DECEMBER 31, 1997 AND MARCH 31, 1997


                                                                                 As At
                                                          ----------------------------------------------------
                                                          March 31, 1998      Dec. 31, 1997     March 31, 1997
                                                          ---------------     -------------     --------------
                                                                         (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION

  Common stock                                              $ 1,482,351       $ 1,482,351       $ 1,478,647
  Retained earnings                                           4,335,539         4,484,703         4,322,562
  Capital stock expense                                         (36,966)          (36,975)          (34,831)
                                                            -----------       -----------       -----------
TOTAL COMMON SHAREHOLDERS' EQUITY                             5,780,924         5,930,079         5,766,378
                                                            -----------       -----------       -----------
 Preferred stock
  Subject to mandatory redemption
    7.20%   Series  I                                            47,500            47,500            47,500
    6-1/8%  Series J                                             37,050            37,050            37,050
                                                            -----------       -----------       -----------
      TOTAL SUBJECT TO MANDATORY REDEMPTION                      84,550            84,550            84,550
                                                            -----------       -----------       -----------
  Other preferred stock
    $ 5 Cumulative Preferred                                    175,000           175,000           175,000
     5-3/4%  Series  A                                            7,061             7,061             7,061
     5-1/4%  Series  B                                           13,844            13,844            13,844
     4.65%   Series  C                                           15,330            15,330            15,330
     4.65%   Series  D                                           22,233            22,233            22,233
     6% Convertible Series  B                                         -                 -             4,519
                                                            -----------       -----------       -----------
                TOTAL OTHER PREFERRED STOCK                     233,468           233,468           237,987
                                                            -----------       -----------       -----------
                      TOTAL PREFERRED STOCK                     318,018           318,018           322,537
                                                            -----------       -----------       -----------
 Long-term debt                                               4,198,152         4,188,906         4,239,066
                                                            -----------       -----------       -----------
                       TOTAL CAPITALIZATION                  10,297,094        10,437,003        10,327,981
                                                            -----------       -----------       -----------

  NONCURRENT LIABILITIES

Obligations under capital leases                                 39,180            39,879            41,958
Other noncurrent liabilities                                    111,433           106,137            81,800
                                                            -----------       -----------       -----------
               TOTAL NONCURRENT LIABILITIES                     150,613           146,016           123,758
                                                            -----------       -----------       -----------

CURRENT LIABILITIES

  Long-term debt due within one year                            200,000           529,385           103,762
  Accounts payable                                              356,606           440,114           352,461
  Customer deposits                                             163,983           161,731           159,176
  Accrued taxes                                                 116,795            65,736           109,052
  Accrued interest                                               66,557            85,613            67,706
  Accrued wages                                                  80,509            82,556            78,300
  Other current liabilities                                     181,635           183,122           145,787
                                                            -----------       -----------       -----------
                  TOTAL CURRENT LIABILITIES                   1,166,085         1,548,257         1,016,244
                                                            -----------       -----------       -----------

PROVISIONS RELATED TO FUTURE FEDERAL INCOME TAXES
 AND OTHER DEFERRED CREDITS
 Accumulated deferred federal income tax                      2,308,092         2,307,835         2,299,747
 Accumulated deferred investment tax credits                    161,490           163,680           170,290
 Other deferred credits                                         107,601           119,727           173,348
                                                            -----------       -----------       -----------
                     TOTAL DEFERRED CREDITS                   2,577,183         2,591,242         2,643,385
                                                            -----------       -----------       -----------
                                      TOTAL                 $14,190,975       $14,722,518       $14,111,368
                                                            ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               INCOME STATEMENT
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                 1998                        1997
                                                                 ----                        ----

                                                                               (THOUSANDS OF DOLLARS)
                                                                           --------------------------
OPERATING REVENUES

     Electric                                                $1,293,759                   $1,268,950
     Gas                                                        399,715                      455,020
     Steam                                                      135,794                      162,178
                                                             ----------                   ----------
                  TOTAL OPERATING REVENUES                    1,829,268                    1,886,148
                                                             ----------                   ----------

OPERATING EXPENSES
     Purchased power                                            347,563                      352,708
     Fuel                                                       134,554                      151,354
     Gas purchased for resale                                   164,710                      222,712
     Other operations                                           282,218                      276,839
     Maintenance                                                117,975                      114,163
     Depreciation and amortization                              128,052                      123,752
     Taxes, other than federal income tax                       302,118                      304,962
     Federal income tax                                          94,140                       92,140
                                                             ----------                   ----------
                  TOTAL OPERATING EXPENSES                    1,571,330                    1,638,630
                                                             ----------                   ----------

OPERATING INCOME                                                257,938                      247,518

OTHER INCOME (DEDUCTIONS)
     Investment income                                            1,043                          844
     Allowance for equity funds used during construction            512                        1,800
     Other income less miscellaneous deductions                    (503)                      (1,220)
     Federal income tax                                            (404)                         (50)
                                                             ----------                   ----------
                        TOTAL OTHER INCOME                          648                        1,374
                                                             ----------                   ----------

INCOME BEFORE INTEREST CHARGES                                  258,586                      248,892

Interest on long-term debt                                       79,058                       78,752
Other interest                                                    1,247                        4,414
Allowance for borrowed funds used during construction              (263)                        (882)
                                                             ----------                   ----------
                      NET INTEREST CHARGES                       80,042                       82,284
                                                             ----------                   ----------

NET INCOME                                                      178,544                      166,608
PREFERRED STOCK DIVIDEND REQUIREMENTS                            (4,536)                      (4,604)
                                                             ----------                   ----------
NET INCOME FOR COMMON STOCK                                  $  174,008                   $  162,004
                                                             ==========                   ==========

  CON EDISON SALES

     Electric (Thousands of kilowatthours)
       Con Edison customers                                   9,030,401                    8,931,868
       DELIVERY SERVICE TO NYPA AND OTHERS                    2,254,597                    2,221,333

       Service for municipal agencies                           199,624                      214,061
                                                             ----------                   ----------
           Total sales in service territory                  11,484,622                   11,367,262
       Off-system sales                                         348,781                   311,778(A)
     Gas (dekatherms)
        Firm (B)                                             36,439,826                   39,273,950
        Off-peak firm/interruptible                           7,540,851                    8,204,203
                                                             ----------                   ----------
            Total sales to Con Edison customers              43,980,677                   47,478,153
        Transportation of customer-owned gas
            NYPA                                              1,083,614                    2,700,208
            Others                                            3,587,326                    1,717,334
         Off-system sales                                     5,332,301                    3,505,393
                                                             ----------                   ----------
             Total sales and transportation                  53,983,918                   55,401,088
     Steam (Thousands of pounds)                              8,985,674                   10,140,688

(A) Includes 63,800 thousands of kWh, subsequently purchased by Con Edison for sale to its customers.
(B) Includes firm transportation for customer aggregation.
The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               INCOME STATEMENT
              FOR THE TWELVE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                 1998                        1997
                                                                 ----                        ----

                                                                               (THOUSANDS OF DOLLARS)
                                                                           --------------------------
  OPERATING REVENUES

     Electric                                               $  5,660,384                 $  5,523,800
     Gas                                                       1,038,575                    1,063,225
     Steam                                                       365,415                      391,494
                                                            ------------                 ------------
            TOTAL OPERATING REVENUES                           7,064,374                    6,978,519
                                                            ------------                 ------------

OPERATING EXPENSES
     Purchased power                                           1,344,276                    1,321,564
     Fuel                                                        580,024                      540,741
     Gas purchased for resale                                    421,216                      460,143
     Other operations                                          1,114,224                    1,162,695
     Maintenance                                                 478,600                      447,944
     Depreciation and amortization                               507,079                      487,599
     Taxes, other than federal income tax                      1,178,237                    1,165,125
     Federal income tax                                          384,910                      384,260
                                                            ------------                 ------------
            TOTAL OPERATING EXPENSES                           6,008,566                    5,970,071
                                                            ------------                 ------------

OPERATING INCOME                                               1,055,808                    1,008,448

OTHER INCOME (DEDUCTIONS)
     Investment income                                            11,753                        7,734
     Allowance for equity funds used during construction           3,160                        4,755
     Other income less miscellaneous deductions                  (17,979)                      (9,293)
     Federal income tax                                            2,836                        1,340
                                                            ------------                 ------------
                  TOTAL OTHER INCOME                                (230)                       4,536
                                                            ------------                 ------------

INCOME BEFORE INTEREST CHARGES                                 1,055,578                    1,012,984


Interest on long-term debt                                       318,464                      312,203
Other interest                                                    13,916                       16,893
Allowance for borrowed funds used during construction             (1,561)                      (2,270)
                                                            ------------                 ------------
                NET INTEREST CHARGES                             330,819                      326,826
                                                            ------------                 ------------

NET INCOME                                                       724,759                      686,158
PREFERRED STOCK DIVIDEND REQUIREMENTS                            (18,276)                     (18,429)
                                                            ------------                 ------------
NET INCOME FOR COMMON STOCK                                 $    706,483                 $    667,729
                                                            ============                 ============

CON EDISON SALES
     Electric (Thousands of kilowatthours)
      Con Edison customers                                    37,626,512                   36,962,401
       Delivery service to NYPA and others                     8,826,642                    8,718,372
       Service for municipal agencies                            831,459                      723,899
                                                            ------------                 ------------
           Total sales in service territory                   47,284,613                   46,404,672
       Off-system sales (A)                                    2,536,590                    4,068,429
     Gas (dekatherms)
        Firm (B)                                              90,659,667                   93,211,622
        Off-peak firm/interruptible                           23,248,182                   21,656,329
                                                            ------------                 ------------
            Total sales to Con Edison customers              113,907,849                  114,867,951
        Transportation of customer-owned gas
            NYPA                                              15,425,100                    7,487,843
            Others                                             9,526,866                    6,268,814
         Off-system sales                                     15,785,892                   10,949,867
                                                            ------------                 ------------
             Total sales and transportation                  154,645,707                  139,574,475
     Steam (Thousands of pounds)                              26,267,547                   28,271,763


(A) Includes 865,683 and 1,617,564 thousands of kWh, respectively, subsequently purchased by Con Edison for sale to its customers.
(B) Includes firm transportation for customer aggregation.
The accompanying  notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                            STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                 1998                        1997
                                                                 ----                        ----

                                                                               (THOUSANDS OF DOLLARS)
                                                                           --------------------------
OPERATING ACTIVITIES

     Net income                                                  $ 178,544                 $ 166,608
     PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
        Depreciation and amortization                              128,052                   123,752
        Deferred recoverable fuel costs                             72,688                    49,073
        Federal income tax deferred                                 32,290                    24,310
        Common equity component of allowance
             for funds used during construction                       (498)                   (1,749)
        Other non-cash credits                                      (5,475)                      (56)
     CHANGES IN ASSETS AND LIABILITIES
         Accounts receivable  customer, less
             allowance for uncollectibles                           16,917                   (26,591)
         Regulatory accounts receivable                             (5,570)                  (15,557)
         Materials and supplies, including fuel
             and gas in storage                                     21,405                    42,208
         Prepayments, other receivables and
             other current assets                                 (102,368)                 (101,087)
         Enlightened Energy program costs                           15,458                     5,514
         Power contract termination costs                            6,912                    11,620
         Cost of removal less salvage                              (17,968)                  (13,241)
         Accounts payable                                          (58,858)                  (78,654)
         Accrued income taxes                                       62,254                    68,364
         Other  net                                                (53,669)                    5,270
                                                                 ---------                 ---------
             NET CASH FLOWS FROM OPERATING ACTIVITIES              290,114                   259,784
                                                                 ---------                 ---------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION

         Construction expenditures                                (120,602)                 (127,723)
         Nuclear fuel expenditures                                  (1,370)                   (3,149)
         Contributions to nuclear decommissioning trust             (5,325)                  (12,127)
         Common equity component of allowance
             for funds used during construction                        498                     1,749
                                                                  --------                  --------
             NET CASH FLOWS FROM INVESTING ACTIVITIES
                 INCLUDING CONSTRUCTION                           (126,799)                 (141,250)
                                                                  --------                  --------

FINANCING ACTIVITIES INCLUDING DIVIDENDS

         Issuance of long-term debt                                285,000                         -
         Retirement of long-term debt                                    -                    (2,494)
         Advance refunding of long-term debt                      (605,240)                        -
         Issuance and refunding costs                               (6,441)                      (36)
         Funds held for refunding of debt                          328,874                         -
         Common stock dividends                                   (124,810)                 (123,377)
         Preferred stock dividends                                  (4,536)                   (4,606)
         Corporate reorganization                                 (121,404)                        -
                                                                  ---------                  --------
             NET CASH FLOWS FROM FINANCING ACTIVITIES
                 INCLUDING DIVIDENDS                              (248,557)                 (130,513)
                                                                  ---------                  --------

NET DECREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                   (85,242)                  (11,979)
                                                                   183,458                   106,882
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31                  ---------                  --------
                                                                 $  98,216                    94,903
                                                                 =========                  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


 Cash paid during the period for:
    Interest                                                    $   89,672                  $ 91,181
    Income taxes                                                         -                         -

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 --------------------------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
              FOR THE TWELVE MONTHS ENDED MARCH 31, 1998 AND 1997
              ---------------------------------------------------

                                                                        1998             1997
                                                                        ----             ----
                                                                        (Thousands of Dollars)
OPERATING ACTIVITIES
     Net income                                                        $  724,759     $686,158
     PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
        Depreciation and amortization                                     507,079      487,599
        Deferred recoverable fuel costs                                    26,776       10,911
        Federal income tax deferred                                        30,600       20,020
        Common equity component of allowance
             for funds used during construction                            (3,070)      (4,538)
        Other non-cash charges                                             11,849       23,873
     CHANGES IN ASSETS AND LIABILITIES
         Accounts receivable  customer, less
             allowance for uncollectibles                                   6,349       15,983
         Regulatory accounts receivable                                    57,066      (61,837)
         Materials and supplies, including fuel
             and gas in storage                                            11,021       (2,874)
         Prepayments, other receivables and
             other current assets                                         (32,299)       8,414
         Enlightened Energy program costs                                  25,855        6,057
         Power contract termination costs                                   6,843       45,048
         Cost of removal less salvage                                     (78,446)     (69,568)
         Accounts payable                                                  28,796      (32,100)
         Accrued income taxes                                              17,715       17,129
         Other  net                                                       (72,023)      27,810
                                                                       ----------    ---------
             NET CASH FLOWS FROM OPERATING ACTIVITIES                   1,268,870    1,178,085
                                                                       ----------   ----------
INVESTING ACTIVITIES INCLUDING CONSTRUCTION
         Construction expenditures                                       (647,100)    (672,068)
         Nuclear fuel expenditures                                        (12,800)     (51,199)
         Contributions to nuclear decommissioning trust                   (14,499)     (21,301)
         Common equity component of allowance
             for funds used during construction                             3,070        4,538
                                                                        ---------    ---------
             NET CASH FLOWS FROM INVESTING ACTIVITIES
                 INCLUDING CONSTRUCTION                                  (671,329)    (740,030)
                                                                        ----------   ----------
FINANCING ACTIVITIES INCLUDING DIVIDENDS
         Issuance of long-term debt                                       765,000       50,000
         Retirement of long-term debt                                    (103,762)      82,812)
         Advance refunding of long-term debt                             (605,240)      95,329)
         Issuance and refunding costs                                     (15,335)      (9,864)
         Common stock dividends                                          (495,144)      89,951)
         Preferred stock dividends                                        (18,343)      18,428)
         Corporate reorganization                                        (121,404)          -
                                                                       ----------       -------
             NET CASH FLOWS FROM FINANCING ACTIVITIES
                 INCLUDING DIVIDENDS                                     (594,228)    (446,384)
                                                                       ----------       -------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
     CASH INVESTMENTS                                                       3,313       (8,329)
CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF PERIOD                                                    94,903      103,232
                                                                       ----------   ----------
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31                        $   98,216   $   94,903
                                                                       ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
         Interest                                                      $  308,801     $306,606
         Income taxes                                                     335,631      346,755

The accompanying notes are an integral part of these financial statements.

                                      -15

NOTE A - GENERAL

These footnotes accompany and form an integral part of (i) the interim consolidated financial statements of Consolidated Edison, Inc. ("CEI") and its subsidiaries, including Consolidated Edison Company of New York, Inc. ("Con Edison"), the regulated utility, and several non-utility subsidiaries, and (ii) the interim consolidated financial statements of Con Edison on a stand-alone basis. These financial statements are unaudited but, in the respective opinions of the managements of CEI and Con Edison, represent all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited financial statements (including the notes thereto) included in the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").


NOTE B -  CONTINGENCIES

INDIAN POINT Nuclear generating units similar in design to Con Edison's Indian Point 2 unit have experienced problems that have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested, but the remaining service life of the steam generators is uncertain. The projected service life of the steam generators is reassessed periodically in the light of the inspections made during scheduled outages of the unit. Based on the latest available data and current NRC criteria, Con Edison estimates that steam generator replacement will not be required before 2001. Con Edison has replacement steam generators, which are stored at the site. Replacement of the steam generators would require estimated additional expenditures of approximately $108 million (1997 dollars, exclusive of replacement power costs) and an outage of approximately four months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

NUCLEAR INSURANCE The insurance policies covering Con Edison's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of March 31, 1998, the highest amount that could be assessed for losses during the current policy year under all of the policies was $24 million. While assessments may also be made for losses in certain prior years, Con Edison is not aware of any losses in such years that it believes are likely to result in an assessment.

Under certain circumstances, in the event of nuclear incidents at facilities covered by the federal government's third-party liability indemnification program, Con Edison could be assessed up to $79.3 million per incident, of which not more than $10 million may be assessed in any one year. The per-incident limit is to be adjusted for inflation not later than 1998 and not less than once every five years thereafter.


ENVIRONMENTAL MATTERS The normal course of Con Edison's operations necessarily involves activities and substances that expose it to potential liabilities under federal, state and local laws protecting the environment. Such liabilities can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred. Sources of such potential liabilities include (but are not limited to) the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), a 1994 settlement with the New York State Department of Environmental Conservation (DEC), asbestos, and electric and magnetic fields (EMF).

SUPERFUND By its terms Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Con Edison has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by Con Edison (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) that Con Edison will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates Con Edison had accrued at March 31, 1998 a liability of approximately $24.7 million. There will be additional costs with respect to these and possibly other sites, the materiality of which is not presently determinable.

DEC SETTLEMENT In 1994 Con Edison agreed to a consent order settling a civil administrative proceeding instituted by the DEC alleging environmental violations by Con Edison. Pursuant to the consent order, Con Edison has conducted an environmental management systems evaluation and an environmental compliance audit. Con Edison also must implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At March 31, 1998, Con Edison had an accrued liability of $16.7 million for these sites. Expenditures for environmental-related capital projects in the five years 1998-2002, including expenditures to comply with the consent order, are estimated at $148 million. These estimated expenditures do not reflect divestiture by Con Edison of generating plants pursuant to the Settlement Agreement (see Note A to the financial statements included in the 1997 Form 10-
K) or otherwise.

ASBESTOS CLAIMS Suits have been brought in New York State and federal courts against Con Edison and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of Con Edison. Many of these suits have been disposed of without any payment by Con Edison, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but Con Edison believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to Con Edison at this time, it is the opinion of Con Edison that these suits will not have a material adverse effect on Con Edison's financial position, results of operations or liquidity.

EMF Electric and magnetic fields (EMF) are found wherever electricity is used. In the event a causal relationship between EMF and adverse health effects is established, or independently of any such causal determination, in the event of adverse developments in related legal or public policy doctrines, there could be a material adverse effect on the electric utility industry, including Con Edison.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis relates to (i) the interim consolidated financial statements of Consolidated Edison, Inc. (CEI) and its subsidiaries, including Consolidated Edison Company of New York, Inc. (Con Edison), the regulated utility, and several non-utility subsidiaries, and (ii) the interim consolidated financial statements of Con Edison on a stand-alone basis. CEI is a holding company, operates only through its subsidiaries and has no material assets other than the stock of its subsidiaries. Con Edison is the
principal subsidiary of CEI.   Unless otherwise indicated, the discussion and
analysis in this report applies to each of CEI and Con Edison. References in this report to the "Company" are to CEI and Con Edison, collectively.

          This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1997 (File Nos. 1-4514 and 1-1217, the 1997 Form 10-K). Reference is also made to the notes to the financial statements in
Item 1 of this report, which notes are incorporated herein by reference.


LIQUIDITY AND CAPITAL RESOURCES


     Con Edison cash balances reflect the January 1, 1998 corporate reorganization. See "Corporate Structure" in Item 1 of the 1997 10-K. Net cash flows in the first quarter of 1998 were higher than in the first quarter of 1997 due principally to higher cash flows from operating activities and reduced construction expenditures. The cash balances also reflect, among other things, the issuance of $150 million of five-year floating rate debentures in June 1997.

        Con Edison initiated a $500 million commercial paper program in January 1998. The highest amount outstanding at any one time was $195 million. There was no commercial paper outstanding at March 31, 1998.

        Con Edison's interest coverage for the 12 months ended March 31, 1998 was 4.15 times compared with 4.09 times for the year 1997 and 4.08 times for the 12 months ended March 31, 1997.

        For information about securities refunded by Con Edison during the first quarter of 1998, see "Liquidity and Capital Resources-Refundings" in Item 7 of the 1997 Form 10-K.


        Con Edison's equivalent number of days of revenue outstanding as customer accounts receivable was 28.9 days at March 31, 1998 compared with 28.2 days at December 31, 1997 and 28.6 days at March 31, 1997.

        Regulatory accounts receivable represent amounts to be recovered from (or refunded to) customers pursuant to the partial pass-through fuel adjustment clause (PPFAC) described in Note A (Summary of Significant Accounting Policies) to the financial statements included in the 1997 Form 10-K. Regulatory accounts receivable at March 31, 1997 also included amounts to be recovered from customers under the modified Electric Revenue Adjustment Mechanism (ERAM) and incentive provisions of the 1995 electric rate agreement, which were eliminated, effective April 1, 1998, pursuant to the September 1997 settlement agreement among Con Edison, the staff of the Public Service Commission and certain other parties (the Settlement Agreement). For additional information about the Settlement Agreement, see "Transition to Competition," below.

        In January 1998 Con Edison made a $238.7 million semi-annual prepayment to New York City for property taxes. The prepayment balance at March 31, 1998 includes the unamortized portion ($119.3 million) of this payment. A similar prepayment was made in January 1997.

        Recoverable fuel costs amounted to $25.6 million at March 31, 1998 compared with $98.3 million at December 31, 1997 and $52.4 million at March 31, 1997, reflecting the ongoing recovery of previously deferred amounts and the changes in purchased power, fuel and gas purchased for resale discussed below in "Results of Operations."

Transition to Competition

        The Settlement Agreement in the Competitive Opportunities proceeding provides for a transition to a competitive electric market through the development of a "retail access" plan, a rate plan for the period ending March 31, 2002, a reasonable opportunity for recovery of "strandable costs" and the divestiture by Con Edison to unaffiliated third parties of at least 50 percent of its New York City fossil-fueled electric generating capacity. For additional information about the transition to competition and the Settlement Agreement, see "Liquidity and Capital Resources Competition and Industry Restructuring and PSC Settlement Agreement" in Item 7 of the 1997 Form 10-K.

        In April 1998 more than 75,000 Con Edison customers representing 1,555 megawatts of aggregate customer load applied for participation in the June 1998 first phase of Retail Choice, Con Edison's retail access plan under the Settlement Agreement. Because demand to participate in Retail Choice was so strong, Con Edison expanded the first phase from 500 megawatts to 1,000 megawatts of load. A lottery was conducted for certain classes of customers to determine which customers may participate in the first phase. These customers will no longer receive their energy supply from Con Edison but the delivery of the energy will still take place through Con Edison's transmission and distribution system.

       In April 1998 Con Edison proposed a long-range plan for its steam system. Under the plan, Con Edison proposes to sell at auction a number of its steam-electric generating plants. The plan is subject to review by the PSC. For information about Con Edison's plans to divest electric generating capacity, see "Electric Facilities - Generating Facilities" in Item 2 of the 1997 Form 10-K.

 Acquisition

        In May 1998 CEI agreed to acquire Orange and Rockland Utilities, Inc. ("O&R") for cash at a price of $58.50 per share of O&R common stock (approximately $790 million in aggregate) pursuant to an Agreement and Plan of Merger among the parties. The acquisition is to be accomplished through the merger of O&R into C Acquisition Corp., a CEI subsidiary. The transaction is subject to certain conditions, including the approval of the holders of O&R's common stock and the approval of the New York, New Jersey and Pennsylvania utility regulators, the Federal Energy Regulatory Commission and the Securities and Exchange Commission. The transaction is not subject to the approval of CEI's shareholders.

Financial Market Risks

     Reference is made to "Liquidity and Capital Resources Financial Market Risks" in Item 7 of the 1997 Form 10-K. Consolidated Edison Solutions, Inc, a subisidary of CEI, ("Con Edison Solutions") assumes commodity price risk by offering its customers fixed prices for electricity and natural gas. See "Transition to Competition," above. Con Edison Solutions hedges this risk through forward purchases of physical supply, capacity and transportation and the use of derivatives. At March 31, 1998 neither the fair value of the derivatives outstanding nor potential, near-term derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the Company.

Nuclear Generation

     Con Edison's Indian Point 2 nuclear generating unit has been out of service since October 15, 1997 for unscheduled maintenace. In April 1998 Con Edison was advised by the Nuclear Regulatory Commission (NRC) that it would monitor Con Edison's restart activities and performance improvement initiatives for Indian Point 2. Prior to restart, Con Edison must resolve process weaknesses and equipment deficiencies that were addressed in a March 1998 NRC Confirmatory Action Letter. Additional issues may also arise that will have to be resolved prior to restart. In May 1998 an independent safety assessment of Indian Point 2 concluded that it is being operated safely, but that there are significant plant management and organizational issues that should be addressed. For additional information about Indian Point 2, see "Electric Facilities - Generating Facilities" in Item 2 and "Nuclear Generation" in Item 7 of the 1997 Form 10-K.


Environmental Claims and Other Contingencies


        Reference is made to the notes to the financial statements included in this report for information concerning potential liabilities of the Company arising from the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), from claims relating to alleged exposure to asbestos, and from certain other contingencies to which the Company is subject.

Forward-Looking Statements

        This discussion and analysis includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations, regulatory policies or public policy doctrines, technological developments and other presently unknown or unforeseen factors.

RESULTS OF OPERATIONS


        CEI's net income for common stock for the first quarter and 12 months ended March 31, 1998 was higher than in the corresponding 1997 periods by $9.9 million ($.04 per share) and $36.7 million ($.15 per share), respectively, as continued cost reduction programs and ongoing voluntary attrition in the labor force offset the effects of mild winter weather and expenses incurred during the current outage of Indian Point 2. Twelve-month earnings were higher for the same reasons and because of increased gas sales to non-firm customers.

        CEI's results of operations include the net after-tax losses of its non-utility subsidiaries: $3.2 million ($.01 a share) in the first quarter of 1998; $0.4 million ($.00 a share) in the first quarter of 1997; $12.3 million ($.05 a share) for the 12 months ended March 1998; and $1.0 million ($.00 a share) for the 12 months ended March 1997. CEI's investment in its non-utility subsidiaries was $107.8 million at March 31, 1998. For additional information about CEI's non-utility subsidiaries, see "Competitive Businesses and Competition" in
Item 1 of the 1997 Form 10-K.

        The impact of weather on the Company's earnings depends on Con Edison's various rate agreements. The modified ERAM, which was eliminated effective April 1, 1997, removed from earnings the impact of variations in forecasted electric sales due to weather. See "1995 Electric Rate Agreement" in Item 7 of the 1997 Form 10-K. Most weather-related variations in gas sales do not affect earnings, while weather-related variations in steam sales do affect earnings.

Increases (Decreases)
---------------------


                                                   Three Months Ended                 Twelve Months Ended
                                                     March 31, 1998                      March 31, 1998
                                                     Compared With                       Compared With
                                                   Three Months Ended                 Twelve Months Ended
                                                     March 31, 1997                      March 31, 1997
                                                  ----------------------           -------------------------
                                                  Amount         Percent           Amount           Percent
                                                  ------         -------           ------           -------
                                                         (Amounts are for CEI and are in millions)
                                                          ---------------------------------------

Operating revenues                               $(62.5)        (3.3)%            $  (4.3)           (0.1)%
Purchased power  electric and steam                 5.6           1.6                33.6              2.5
Fuel  electric and steam                          (16.8)        (11.1)               39.3              7.3
Gas purchased for resale                          (62.3)        (24.7)             (128.2)           (20.7)
                                                 ------                           -------
Operating revenues less purchased
    power, fuel and gas purchased for
    resale (Net revenues)                          11.0           1.0                51.0              1.1

Other operations and maintenance                    1.5           0.4               (12.8)            (0.8)
Depreciation and amortization                       4.5           3.6                20.2              4.1
Taxes, other than federal
    income tax                                     (2.8)         (0.9)               13.2              1.1
Federal income tax                                  0.1           0.1                (5.9)            (1.5)
                                                 ------                           -------

Operating income                                    7.7           3.1                36.3              3.6

Other income less deductions and
    related federal income tax                     (0.1)         (3.9)                4.2             67.0
Net interest charges                               (2.2)         (2.7)                4.0              1.2
                                                 ------                           -------

Net income                                          9.8           5.9                36.5              5.3

Preferred stock dividend
    requirements                                    0.1           1.5                 0.2              0.8
Gain on refunding of preferred stock                  -             -                   -                -
                                                 ------

Net income for common stock                      $  9.9           6.1%            $  36.7              5.5%
                                                 =======                          ========


First Quarter 1998 Compared with
First Quarter 1997
---------------------------------

        CEI's net revenues (operating revenues less purchased power, fuel and gas purchased for resale) increased $11.0 million in the first quarter of 1998 compared with the 1997 period. Electric, gas and non-utility net revenues increased $7.8 million, $2.2 million and $2.0 million, respectively. Steam net revenues decreased $1.0 million.

        Electric net revenues in the 1998 period were higher than in the 1997 period primarily as a result of higher sales, offset in part by the rate reduction that went into effect in January 1998. See "PSC Settlement Agreement - Rate Plan " in Item 7 of the 1997 Form 10-K. Earnings under the PPFAC incentive mechanism were $3.6 million higher in the 1998 period than the 1997 period. The continued outage of Indian Point 2 did not result in a penalty under the PPFAC in the 1998 period because the maximum $10 million penalty for the rate year ended March 31, 1998 was reached during 1997.

     Con Edison's electric sales, excluding off-system sales, in the 1998 period compared with the 1997 period were:


                                           Millions of Kwhrs.
                           ------------------------------------------------
                           1st Quarter   1st Quarter               Percent
 Description                   1998          1997     Variation   Variation
 -----------               -----------   -----------  ---------   ---------

Residential/Religious          2,653       2,642         11         0.4 %
Commercial/Industrial          6,217       6,142         75         1.2 %
Other                            161         148         13         8.8 %
                              ------      ------     ------

Total Con Edison Customers     9,031       8,932         99         1.1 %

NYPA, Municipal Agency
and Other Sales                2,454       2,435         19         0.8 %
                              ------      ------     ------

Total Service Area            11,485      11,367        118         1.0 %



        For the 1998 period, Con Edison's firm gas sales volume (including firm transportation) decreased 7.2 percent and off-peak firm/interruptible sales decreased 8.1 percent compared with the 1997 period. Transportation of customer-owned gas (other than gas transported for the New York Power Authority), which comprised approximately seven percent of the gas Con Edison sold or transported to customers in the 1998 period, increased 109 percent. Steam sales volume decreased 11.4 percent compared with the 1997 period as a result of the warmer winter weather in 1998.

        After adjusting for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory increased
1.4 percent in the 1998 period, firm gas sales volume (including firm transportation) decreased 0.3 percent and steam sales volume decreased 2.3 percent.

     Electric fuel costs increased $7.9 million in the 1998 period due to an increase in the unit cost of fuel partially offset by lower electric generation. Electric purchased power costs in the 1998 period reflect higher purchased volumes. The variations in fuel and purchased power costs also reflect that Indian Point 2 was out of service for a scheduled refueling for part of the 1997 period and the entire 1998 period. Steam fuel costs decreased $24.7 million in the 1998 period due to decreased generation of steam and lower unit cost. Steam purchased power costs decreased $1.1 million due to lower purchased volumes and unit fuel cost. Gas purchased for resale decreased reflecting lower sendout, lower unit cost of purchased gas and, for CEI, lower sales by Con
Edison Solutions.

        Other operations and maintenance expenses increased for the 1998 period compared with the 1997 period, due primarily to expenses associated with the current Indian Point 2 outage, partially offset by lower pension and retiree benefits expenses and continued voluntary attrition in the labor force.

        Depreciation and amortization increased in the 1998 period due principally to higher plant balances.

     In March 1998 Con Edison settled certain outstanding issues relating to a tax audit for less than the related expenses accrued in prior periods for taxes and interest. The reversal of this accrual was the principal reason that taxes, other than federal income tax, and other interest charges decreased in the 1998 period.


Twelve Months Ended March 31, 1998 Compared with
Twelve Months Ended March 31, 1997
------------------------------------------------

        CEI's net revenues increased $51.0 million in the 12 months ended March 31, 1998 compared with the 1997 period. Electric, gas, steam and non-utility net revenues increased $34.5 million, $13.7 million, $0.5 million and $2.3 million, respectively.


        Electric net revenues in the 1998 period were higher than in the corresponding 1997 period due primarily to regulatory accounting provisions related to Indian Point 2 refueling and maintenance outages (discussed in the next paragraph) and a period of warmer than normal weather in July 1997, partially offset by the implementation of the Settlement Agreement (including the elimination of the modified ERAM, Enlightened Energy and customer service incentives) for financial statement purposes effective April 1, 1997. Electric net revenues in the 1997 period were increased by $66.8 million under the modified ERAM. Electric net revenues in the 1998 period include $2.3 million for incentive earnings compared with $45.8 million for the 1997 period.

     The accounting provisions of the Settlement Agreement and the 1995 electric rate agreement for recovery of the costs of the scheduled Indian Point 2 refueling and maintenance outage completed in July 1997 increased electric net revenues in the 1998 period by $44.9 million compared with the 1997 period. Under these provisions, amounts collected from customers for the estimated expenses of scheduled refueling outages are deferred and are recognized during the period when the actual expenses for the outage are incurred. As a result of this matching of revenues and expenses, the $44.9 million increase in electric net revenues did not affect net income.

        Gas net revenues in the 1998 period reflect the retention of net revenues from interruptible sales in accordance with the 1997 gas rate agreement. Steam net revenues in the 1998 period reflect rate increases, offset in part by weather-related sales decreases.

Con Edison's electric sales, excluding off-system sales, for the 1998 period compared with the 1997 period were:

                                           Millions of Kwhrs.
                         ----------------------------------------------------
                          Twelve  Months  Twelve  Months
                              Ended           Ended                  Percent
 Description              March 31, 1998  March 31, 1997  Variation Variation
 -----------             ---------------  --------------  --------- ---------

Residential/Religious          1,014         10,800          214      2.0%
Commercial/Industrial         25,986         25,557          429      1.7%
Other                            627            606           21      3.5%
                              ------         ------       ------

Total Con Edison Customers    37,627         36,963          664      1.8%

NYPA Municipal Agency
and Other Sales                9,658          9,442          216      2.3%
                              ------         ------       ------

Total Service Area            47,285         46,405          880      1.9%
                              ======         ======


        For the 1998 period, Con Edison's firm gas sales volume (including firm transportation) decreased 2.7 percent and off-peak/interruptible sales increased
7.4 percent. Transportation of customer-owned gas (other than gas transported for the New York Power Authority), which comprised approximately six percent of the gas Con Edison sold or transported to customers in the 1998 period, increased 52 percent. Steam sales volume decreased 7.1 percent compared with the 1997 period. The decreases in firm gas and steam sales volumes for the 1998 period were due primarily to milder than normal 1998 winter weather.

        After adjustment for variations, primarily weather and billing days, in each period, electric sales volume in Con Edison's service territory in the 1998 period increased 1.6 percent. Similarly adjusted, firm gas sales volume (including firm transportation) decreased 0.5 percent and steam sales volume decreased 2.1 percent.

        Electric fuel costs increased $79.5 million in the 1998 period due to a higher unit cost of fuel, partially offset by decreased generation of electricity. Electric purchased power costs increased by $20.4 million in the 1998 period, reflecting increased purchased volumes and unit costs. The variations in electric fuel and purchased power costs also reflect the greater availability of Indian Point 2 in the 1997 period than in the 1998 period. Steam fuel costs decreased $40.2 million in the 1998 period due to decreased generation of steam by Con Edison and a lower unit cost of fuel. Steam purchased power costs were $13.2 million higher reflecting greater purchased volumes. Gas purchased for resale decreased reflecting a lower unit cost of fuel and, for CEI, lower sales by Con Edison Solutions.

        Other operations and maintenance expenses decreased in the 1998 period due primarily to lower pension, retiree benefits and health insurance costs and continued voluntary attrition of the labor force, partially offset by expenses associated with Indian Point 2 outages.

        Depreciation and amortization increased in the 1998 period due principally to higher plant balances.

        Taxes, other than federal income tax, increased in 1998 period compared with the 1997 period due primarily to higher property taxes.

        Other income less miscellaneous deductions reflects increased investment income in 1998 from higher temporary cash investment balances. For Con Edison, it also reflects losses from non-utility subsidiaries prior to January 1, 1998 corporate reorganization. See "Corporate Structure" in Item 1 of the 1997 Form 10-K.

        Interest on long-term debt for the 1998 period increased $6.3 million principally as a result of new Con Edison debt issues.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     For information about the Company's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Liquidity and Capital Resources - Financial Market Risks" in Item 2 of this report and Item 7 of the 1997 Form 10-K.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


GRAMERCY PARK

        Reference is made to "Gramercy Park" in Part I, Item 3, Legal Proceedings in the 1997 Form 10-K. In April 1998, Con Edison's term of probation and court monitoring concluded as scheduled. The court order terminating the probation cited Con Edison's "genuine and significant strides toward developing and implementing an environmental compliance program." In the order, Con Edison committed to maintain its environmental compliance program and to replace the court-appointed monitor with an internal corporate ombudsman for a period of two years.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


Exhibit 3.2   By-Laws of Con Edison, effective May 18, 1998.

Exhibit 12 Statement of computation of Con Edison's ratio of earnings to fixed charges for the twelve-month periods ended March 31, 1998 and 1997.

Exhibit 27.1  Financial Data Schedule for CEI.*

Exhibit 27.2  Financial Data Schedule for Con Edison.*

___________
*To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.



(b)  REPORTS ON FORM 8-K


CEI and Con Edison each filed a Current Report on Form 8-K, dated December 12, 1997, reporting (under Item 5) the approval and implementation of the Holding Company Proposal discussed in Item 4 of the 1997 Form 10-K and the stock repurchase discussed In "Liquidity and Capital Resources - Stock Repurchase" in Item 7 of the 1997 Form 10-K. Con Edison filed a Current Report on Form 8-K, dated January 29, 1998, reporting (under Item 5) the sale of debentures and refunding of certain series of outstanding debt securities. No other CEI or Con Edison Current Reports on Form 8-K were filed during the quarter ended March 31, 1998. CEI and Con Edison each filed a Current Report on Form 8-K, dated May 10, 1998, reporting the acquisition discussed in "Liquidity and Capital Resources - Acquisition" Item 2 of Part I of this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CONSOLIDATED EDISON, INC.



                           CONSOLIDATED EDISON COMPANY
                                OF NEW YORK, INC.



DATE:    May 14, 1998      By:  JOAN S. FREILICH
                                Joan S. Freilich
                                Executive Vice President,
                                Chief Financial Officer and
                                Duly Authorized Officer



DATE:    May 14, 1998      By:  HYMAN SCHOENBLUM
                                Hyman Schoenblum
                                Vice President, Controller and
                                Chief Accounting Officer