Form 10-Q
period 1998-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1998-08-14
CIK 1047862, 23632

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                            _______________________

             [x]  Quarterly Report Pursuant To Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                           _________________________

Commission     Exact name of registrant as specified in its charter    State of     I.R.S. Employer
File Number     and principal office address and telephone number    Incorporation    I.D. Number
 1-14514       CONSOLIDATED EDISON, INC.                             New York            13-3965100
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


                         Yes    X         No _______
                             -------

     As of the close of business on July 31, 1998, (i) Consolidated Edison, Inc. ("CEI") had outstanding 233,829,394. Common Shares ($.10 par value) and (ii) all of the outstanding Common Stock ($2.50 par value) of Consolidated Edison Company of New York, Inc. was held by CEI.

                               TABLE OF CONTENTS

                                                                           PAGE
FILING FORMAT                                                                2

PART I. -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL  STATEMENTS:

          Consolidated Edison, Inc.
               Consolidated Balance Sheet                                   3-4
               Consolidated Income Statements                               5-7
               Consolidated Statements of Cash Flows                        8-9

          Consolidated Edison Company of New York, Inc.
               Consolidated Balance Sheet                                  10-11
               Consolidated Income Statements                              12-14
               Consolidated Statement of Cash Flows                        15-16

          Notes to Financial Statements                                    17-18

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                             19-27
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES                          27
          ABOUT MARKET RISK



PART II. - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                28-29

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              29-30

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 30-31

                           _________________________


FILING FORMAT

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two different registrants: CEI and Consolidated Edison Company of New York, Inc. ("Con Edison"). CEI became the holding company for Con Edison on January 1, 1998. See "Corporate Structure" in Item 1 of the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1997 (File Nos. 1-14514 and 1-1217, the "1997 Form 10-K"). Any references in this report to the "Company" are to CEI and Con Edison, collectively. Con Edison makes no representation as to the information contained in this report relating to CEI and the subsidiaries of CEI other than Con Edison.

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
           AS AT JUNE 30, 1998, DECEMBER 31, 1997 AND JUNE 30, 1997
           --------------------------------------------------------

                                                                As At
                                                            --------------
                                            June 30, 1998   Dec. 31, 1997   June 30, 1997
                                            --------------  --------------  --------------
                                                        (Thousands of Dollars)
ASSETS

UTILITY PLANT, AT ORIGINAL COST
 Electric                                   $  11,878,103     $ 11,743,745     $ 11,754,898
 Gas                                            1,784,322        1,741,562        1,686,174
 Steam                                            588,534          576,206          546,949
 General                                        1,203,749        1,203,427        1,159,098
                                            -------------     ------------     ------------
   Total                                       15,454,708       15,264,940       15,147,119
  Less: Accumulated depreciation                4,562,740        4,392,377        4,447,539
                                            -------------     ------------     ------------
   Net                                         10,891,968       10,872,563       10,699,580
 Construction work in progress                    298,349          292,218          324,400
 Nuclear fuel assemblies and components,
  less accumulated amortization                   105,515          102,321          102,101
                                            -------------     ------------     ------------
      NET UTILITY PLANT                        11,295,832       11,267,102       11,126,081
                                            -------------     ------------     ------------

CURRENT ASSETS
 Cash and temporary cash investments              105,008          183,458           12,231
 Funds held for refunding of debt                  99,519          328,874                -
 Accounts receivable - customer, less
  allowance for uncollectible accounts
  of $22,570, $21,600 and $20,804                 521,262          581,163          472,773
 Other receivables                                 56,653           60,759           51,763
 Regulatory accounts receivable                      (593)          (1,682)            (866)
 Fuel, at average cost                             34,745           53,697           34,940
 Gas in storage, at average cost                   40,701           37,209           37,746
 Materials and supplies, at average cost          191,489          191,759          199,795
 Prepayments                                       74,260           75,516          293,592
 Other current assets                              16,769           16,457           15,732
                                            -------------     ------------     ------------
     TOTAL CURRENT ASSETS                       1,139,813        1,527,210        1,117,706
                                            -------------     ------------     ------------

INVESTMENTS AND NONUTILITY PROPERTY               341,424          292,397          217,745
                                            -------------     ------------     ------------

DEFERRED CHARGES
 Enlightened Energy program costs                  91,026          117,807          120,837
 Unamortized debt expense                         135,679          126,085          125,770
 Recoverable fuel costs                            17,339           98,301           43,170
 Power contract termination costs                  69,943           80,978           38,636
 Other deferred charges                           245,338          239,559          277,102
                                            -------------     ------------     ------------

    TOTAL DEFERRED CHARGES                        559,325          662,730          605,515
                                            -------------     ------------     ------------

REGULATORY ASSET-FUTURE FEDERAL
 INCOME TAXES                                     899,799          973,079          948,410
                                            -------------     ------------     ------------

       TOTAL                                $  14,236,193     $ 14,722,518     $ 14,015,457
                                            =============     ============     ============

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
           AS AT JUNE 30, 1998, DECEMBER 31, 1997 AND JUNE 30, 1997
           --------------------------------------------------------

                                                                          As At
                                                        ---------------------------------------------------
                                                            June 30, 1998       Dec. 31, 1997       June 30, 1997
                                                            -------------       -------------       -------------
                                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock, authorized 500,000,000
      shares; outstanding 234,151,294 shares,
      235,489,650 shares and 235,023,795 shares             $ 1,482,343         $ 1,482,351         $ 1,478,768
  Retained earnings                                           4,409,589           4,484,703           4,242,133
  Capital stock expense                                         (36,835)            (36,975)            (34,754)
                                                            -----------         -----------         -----------
TOTAL COMMON SHAREHOLDERS' EQUITY                             5,855,097           5,930,079           5,686,147
                                                            -----------         -----------         -----------
  Preferred stock
    Subject to mandatory redemption
      7.20%  Series I                                            47,500              47,500              47,500
      6-1/8% Series J                                            37,050              37,050              37,050
                                                            -----------         -----------         -----------
     TOTAL SUBJECT TO MANDATORY REDEMPTION                       84,550              84,550              84,550
                                                            -----------         -----------         -----------
    Other preferred stock
      $ 5 Cumulative Preferred                                  175,000             175,000             175,000
        5-3/4% Series A                                           7,061               7,061               7,061
        5-1/4% Series B                                          13,844              13,844              13,844
        4.65%  Series C                                          15,330              15,330              15,330
        4.65%  Series D                                          22,233              22,233              22,233
        6% Convertible Series B                                       -                   -               4,398
                                                            -----------         -----------         -----------
               TOTAL OTHER PREFERRED STOCK                      233,468             233,468             237,866
                                                            -----------         -----------         -----------
                    TOTAL PREFERRED STOCK                       318,018             318,018             322,416
                                                            -----------         -----------         -----------
  Long-term debt                                              4,197,577           4,188,906           4,288,383
                                                            -----------         -----------         -----------
                      TOTAL CAPITALIZATION                   10,370,692          10,437,003          10,296,946
                                                            -----------         -----------         -----------

NONCURRENT LIABILITIES
  Obligations under capital leases                               38,475              39,879              41,265
  Other noncurrent liabilities                                  132,933             106,137              82,109
                                                            -----------         -----------         -----------
               TOTAL NONCURRENT LIABILITIES                     171,408             146,016             123,374
                                                            -----------         -----------         -----------

CURRENT LIABILITIES
  Long-term debt due within one year                            200,000             529,385             202,630
  Accounts payable                                              366,314             440,114             375,438
  Notes payable                                                  44,024                   -              15,000
  Customer deposits                                             170,653             161,731             159,749
  Accrued taxes                                                  67,718              65,736             (56,676)
  Accrued interest                                               83,512              85,613              83,310
  Accrued wages                                                  80,586              82,556              78,312
  Other current liabilities                                     186,199             183,122             142,910
                                                            -----------         -----------         -----------
                  TOTAL CURRENT LIABILITIES                   1,199,006           1,548,257           1,000,673
                                                            -----------         -----------         -----------

PROVISIONS RELATED TO FUTURE FEDERAL INCOME TAXES
  AND OTHER DEFERRED CREDITS
  Accumulated deferred federal income tax                     2,227,669           2,307,835           2,333,097
  Accumulated deferred investment tax credits                   159,300             163,680             168,070
  Other deferred credits                                        108,118             119,727              93,297
                                                            -----------         -----------         -----------
                    TOTAL DEFERRED CREDITS                    2,495,087           2,591,242           2,594,464
                                                            -----------         -----------         -----------
                                      TOTAL                 $14,236,193         $14,722,518         $14,015,457
                                                            ===========         ===========         ===========

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                         CONSOLIDATED INCOME STATEMENT
                         -----------------------------
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
               -------------------------------------------------

                                                          1998               1997
                                                          ----               ----
                                                           (THOUSANDS OF DOLLARS)
Operating revenues
 Electric                                              $1,286,320          $1,228,366
 Gas                                                      196,562             213,376
 Steam                                                     57,411              62,272
 Non-utility                                               20,748               4,074
                                                       ----------          ----------
     TOTAL OPERATING REVENUES                           1,561,041           1,508,088
                                                       ----------          ----------

OPERATING EXPENSES
 Purchased power                                          324,426             314,221
 Fuel                                                     123,870             122,426
 Gas purchased for resale                                  86,902              89,494
 Other operations                                         289,388             288,881
 Maintenance                                              132,709             146,859
 Depreciation and amortization                            129,265             125,003
 Taxes, other than federal income tax                     290,415             270,828
 Federal income tax                                        36,015              24,044
                                                       ----------          ----------
     TOTAL OPERATING EXPENSES                           1,412,990           1,381,756
                                                       ----------          ----------

OPERATING INCOME                                          148,051             126,332

OTHER INCOME (DEDUCTIONS)
 Investment income                                          3,080               2,942
 Allowance for equity funds used during construction          575               1,520
 Other income less miscellaneous deductions                 1,038                (205)
 Federal income tax                                           525              (1,296)
                                                       ----------          ----------
          TOTAL OTHER INCOME                                5,218               2,961
                                                       ----------          ----------

INCOME BEFORE INTEREST CHARGES                            153,269             129,293

Interest on long-term debt                                 76,985              79,192
Other interest                                             10,066               3,287
Allowance for borrowed funds used during construction        (294)               (745)
                                                       ----------          ----------
          NET INTEREST CHARGES                             86,757              81,734
                                                       ----------          ----------

PREFERRED STOCK DIVIDEND REQUIREMENTS                       4,536               4,603
                                                       ----------          ----------

NET INCOME FOR COMMON STOCK                            $   61,976          $   42,956
                                                       ==========          ==========

COMMON SHARES OUTSTANDING - AVERAGE (000)                 234,992             235,016

BASIC AND DILUTED EARNINGS PER SHARE                   $     0.26          $     0.18
                                                       ==========          ==========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK           $     0.53          $    0.525
                                                       ==========          ==========

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                         CONSOLIDATED INCOME STATEMENT
                         -----------------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
               ------------------------------------------------

                                                         1998              1997
                                                         ----              ----
                                                         (THOUSANDS OF DOLLARS)
Operating revenues
 Electric                                                 $2,577,643    $2,497,316
 Gas                                                         595,732       668,396
 Steam                                                       192,801       224,450
 Non-utility                                                  47,912        33,481
                                                          ----------    ----------
    TOTAL OPERATING REVENUES                               3,414,088     3,423,643
                                                          ----------    ----------

OPERATING EXPENSES
 Purchased power                                             682,676       666,929
 Fuel                                                        258,424       273,780
 Gas purchased for resale                                    276,341       341,205
 Other operations                                            565,218       566,956
 Maintenance                                                 250,684       261,022
 Depreciation and amortization                               257,523       248,797
 Taxes, other than federal income tax                        592,634       575,811
 Federal income tax                                          127,976       115,931
                                                          ----------    ----------
    TOTAL OPERATING EXPENSES                               3,011,476     3,050,431
                                                          ----------    ----------

OPERATING INCOME                                             402,612       373,212

OTHER INCOME (DEDUCTIONS)
 Investment income                                             5,984         3,978
 Allowance for equity funds used during construction           1,087         3,320
 Other income less miscellaneous deductions                      535          (726)
 Federal income tax                                             (454)       (1,599)
                                                          ----------    ----------
        TOTAL OTHER INCOME                                     7,152         4,973
                                                          ----------    ----------

INCOME BEFORE INTEREST CHARGES                               409,764       378,185

Interest on long-term debt                                   156,043       157,944
Other interest                                                11,313         7,701
Allowance for borrowed funds used during construction           (557)       (1,627)
                                                          ----------    ----------
        NET INTEREST CHARGES                                 166,799       164,018
                                                          ----------    ----------

PREFERRED STOCK DIVIDEND REQUIREMENTS                          9,072         9,207
                                                          ----------    ----------

NET INCOME FOR COMMON STOCK                               $  233,893    $  204,960
                                                          ==========    ==========

COMMON SHARES OUTSTANDING - AVERAGE (000)                    235,205       235,009

BASIC AND DILUTED EARNINGS PER SHARE                      $     0.99    $     0.87
                                                          ==========    ==========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK              $     1.06    $     1.05
                                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                         CONSOLIDATED INCOME STATEMENT
                         -----------------------------
              FOR THE TWELVE MONTHS ENDED JUNE 30, 1998 AND 1997
              --------------------------------------------------

                                                            1998             1997
                                                            ----             ----
                                                              (THOUSANDS OF DOLLARS)
Operating revenues
 Electric                                                 $5,715,902        $5,507,860
 Gas                                                       1,021,216         1,053,175
 Steam                                                       360,151           381,763
 Non-utility                                                  89,328           123,921
                                                          ----------        ----------
    TOTAL OPERATING REVENUES                               7,186,597         7,066,719
                                                          ----------        ----------

OPERATING EXPENSES
 Purchased power                                           1,365,334         1,314,196
 Fuel                                                        581,468           542,779
 Gas purchased for resale                                    487,733           572,087
 Other operations                                          1,122,965         1,167,447
 Maintenance                                                 464,450           470,887
 Depreciation and amortization                               512,182           492,713
 Taxes, other than federal income tax                      1,197,978         1,158,528
 Federal income tax                                          389,767           366,977
                                                          ----------        ----------
    TOTAL OPERATING EXPENSES                               6,121,877         6,085,614
                                                          ----------        ----------

OPERATING INCOME                                           1,064,720           981,105

OTHER INCOME (DEDUCTIONS)
 Investment income                                            14,220             8,988
 Allowance for equity funds used during construction           2,215             5,530
 Other income less miscellaneous deductions                   (2,839)           (6,253)
 Federal income tax                                             (853)              107
                                                          ----------        ----------
        TOTAL OTHER INCOME                                    12,743             8,372
                                                          ----------        ----------

INCOME BEFORE INTEREST CHARGES                             1,077,463           989,477

Interest on long-term debt                                   316,257           313,289
Other interest                                                20,695            16,551
Allowance for borrowed funds used during construction         (1,110)           (2,665)
                                                          ----------        ----------
        NET INTEREST CHARGES                                 335,842           327,175
                                                          ----------        ----------

PREFERRED STOCK DIVIDEND REQUIREMENTS                         18,209            18,424
                                                          ----------        ----------

NET INCOME FOR COMMON STOCK                               $  723,412        $  643,878
                                                          ==========        ==========

COMMON SHARES OUTSTANDING - AVERAGE (000)                    235,152           234,997

BASIC AND DILUTED EARNINGS PER SHARE                      $     3.08        $     2.74
                                                          ==========        ==========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK              $     2.11        $     2.09
                                                          ==========        ==========

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                -----------------------------------------------

                                                              1998         1997
                                                           -----------  -----------
                                                            (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
     Net income for common stock                            $ 233,893    $ 204,960
     PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
        Depreciation and amortization                         257,523      248,797
        Deferred recoverable fuel costs                        80,962       58,292
        Federal income tax deferred                           (17,810)      74,360
        Common equity component of allowance
             for funds used during construction                (1,057)      (3,225)
        Other non-cash credits                                 (7,139)      13,680
     CHANGES IN ASSETS AND LIABILITIES
         Accounts receivable - customer, less
             allowance for uncollectibles                      59,901       71,231
         Regulatory accounts receivable                        (1,089)      46,263
         Materials and supplies, including fuel
             and gas in storage                                15,730       42,008
         Prepayments, other receivables and
             other current assets                               5,050     (239,372)
         Enlightened Energy program costs                      26,781       12,881
         Power contract termination costs                         904       15,414
         Cost of removal less salvage                         (36,390)     (28,538)
         Accounts payable                                     (73,800)     (55,677)
         Accrued income taxes                                  15,760      (81,412)
         Other - net                                            2,244      (75,154)
                                                            ---------    ---------
             NET CASH FLOWS FROM OPERATING ACTIVITIES         561,463      304,508
                                                            ---------    ---------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
         Construction expenditures                           (264,331)    (292,308)
         Nuclear fuel expenditures                             (3,194)      (7,230)
         Contributions to nuclear decommissioning trust       (10,650)     (17,047)
         Common equity component of allowance
             for funds used during construction                 1,057        3,225
                                                            ---------    ---------
             NET CASH FLOWS FROM INVESTING ACTIVITIES
                 INCLUDING CONSTRUCTION                      (277,118)    (313,360)
                                                            ---------    ---------

FINANCING ACTIVITIES INCLUDING DIVIDENDS
         Repurchase of common stock                           (59,340)           -
         Net proceeds from short-term debt                     44,024       15,000
         Issuance of long-term debt                           385,000      150,000
         Retirement of long-term debt                        (100,000)      (3,626)
         Advance refunding of long-term debt                 (605,240)           -
         Issuance and refunding costs                          (6,975)        (410)
         Funds held for refunding of debt                     229,355            -
         Common stock dividends                              (249,619)    (246,763)
                                                            ---------    ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES
                 INCLUDING DIVIDENDS                         (362,795)     (85,799)
                                                            ---------    ---------

NET DECREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                          (78,450)     (94,651)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1              183,458      106,882
                                                            ---------    ---------

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30              $ 105,008    $  12,231
                                                            =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
         Interest                                           $ 153,462    $ 151,686
         Income taxes                                         174,426      126,133

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
              FOR THE TWELVE MONTHS ENDED JUNE 30, 1998 AND 1997
              --------------------------------------------------

                                                              1998         1997
                                                           -----------  -----------
                                                            (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
     Net income for common stock                           $  723,412    $ 643,878
     PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
        Depreciation and amortization                         512,182      492,713
        Deferred recoverable fuel costs                        25,831      (21,202)
        Federal income tax deferred                           (69,550)     120,800
        Common equity component of allowance
             for funds used during construction                (2,153)      (5,311)
        Other non-cash credits                                 (3,551)      33,715
     CHANGES IN ASSETS AND LIABILITIES
         Accounts receivable - customer, less
             allowance for uncollectibles                     (48,489)      26,743
         Regulatory accounts receivable                          (273)       5,804
         Materials and supplies, including fuel
             and gas in storage                                 5,546        7,476
         Prepayments, other receivables and
             other current assets                             213,405     (237,619)
         Enlightened Energy program costs                      29,811        8,902
         Power contract termination costs                      (2,959)      38,930
         Cost of removal less salvage                         (81,571)     (68,323)
         Accounts payable                                      (9,124)      34,203
         Accrued income taxes                                 120,997      (94,251)
         Other - net                                           63,568      (36,804)
                                                           ----------    ---------
             NET CASH FLOWS FROM OPERATING ACTIVITIES       1,477,082      949,654
                                                           ----------    ---------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
         Construction expenditures                           (626,244)    (654,261)
         Nuclear fuel expenditures                            (10,543)     (56,117)
         Contributions to nuclear decommissioning trust       (14,904)     (21,301)
         Common equity component of allowance
             for funds used during construction                 2,153        5,311
                                                           ----------    ---------
             NET CASH FLOWS FROM INVESTING ACTIVITIES
                 INCLUDING CONSTRUCTION                      (649,538)    (726,368)
                                                           ----------    ---------

FINANCING ACTIVITIES INCLUDING DIVIDENDS
         Repurchase of common stock                           (59,340)           -
         Net proceeds from short-term debt                     29,024       15,000
         Issuance of long-term debt                           715,000      300,000
         Retirement of long-term debt                        (202,630)     (82,095)
         Advance refunding of long-term debt                 (605,240)           -
         Issuance and refunding costs                         (15,495)     (10,179)
         Funds held for refunding of debt                     (99,519)           -
         Common stock dividends                              (496,567)    (491,150)
                                                           ----------    ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES
                 INCLUDING DIVIDENDS                         (734,767)    (268,424)
                                                           ----------    ---------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
    CASH INVESTMENTS                                           92,777      (45,138)

CASH AND TEMPORARY CASH INVESTMENTS AT JULY 1                  12,231       57,369
                                                           ----------    ---------

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30             $  105,008    $  12,231
                                                           ==========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
         Interest                                          $  312,086    $ 304,948
         Income taxes                                         383,924      341,888

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 ---------------------------------------------
                                 BALANCE SHEET
                                 -------------
           AS AT JUNE 30, 1998, DECEMBER 31, 1997 AND JUNE 30, 1997
           --------------------------------------------------------

                                                                As At
                                                            --------------
                                            June 30, 1998   Dec. 31, 1997   June 30, 1997
                                            --------------  --------------  --------------
                                                        (Thousands of Dollars)
ASSETS

UTILITY PLANT, AT ORIGINAL COST
 Electric                                     $11,878,103     $11,743,745     $11,754,898
 Gas                                            1,784,322       1,741,562       1,686,174
 Steam                                            588,534         576,206         546,949
 General                                        1,203,749       1,203,427       1,159,098
                                              -----------     -----------     -----------
   Total                                       15,454,708      15,264,940      15,147,119
  Less: Accumulated depreciation                4,562,740       4,392,377       4,447,539
                                              -----------     -----------     -----------
   Net                                         10,891,968      10,872,563      10,699,580
 Construction work in progress                    298,349         292,218         324,400
 Nuclear fuel assemblies and components,
  less accumulated amortization                   105,515         102,321         102,101
                                              -----------     -----------     -----------
      NET UTILITY PLANT                        11,295,832      11,267,102      11,126,081
                                              -----------     -----------     -----------

CURRENT ASSETS
 Cash and temporary cash investments               20,258         183,458          12,231
 Funds held for refunding of debt                  99,519         328,874               -
 Accounts receivable - customer, less
  allowance for uncollectible accounts
  of $21,739, $21,600 and $20,804                 508,905         581,163         472,773
 Other receivables                                 47,306          60,759          51,763
 Regulatory accounts receivable                      (593)         (1,682)           (866)
 Fuel, at average cost                             34,745          53,697          34,940
 Gas in storage, at average cost                   37,985          37,209          37,746
 Materials and supplies, at average cost          191,489         191,759         199,795
 Prepayments                                       72,956          75,516         293,592
 Other current assets                              16,756          16,457          15,732
                                              -----------     -----------     -----------
     TOTAL CURRENT ASSETS                       1,029,326       1,527,210       1,117,706
                                              -----------     -----------     -----------

INVESTMENTS AND NONUTILITY PROPERTY               254,302         292,397         217,745
                                              -----------     -----------     -----------

DEFERRED CHARGES
 Enlightened Energy program costs                  91,026         117,807         120,837
 Unamortized debt expense                         135,679         126,085         125,770
 Recoverable fuel costs                            17,339          98,301          43,170
 Power contract termination costs                  69,943          80,978          38,636
 Other deferred charges                           245,338         239,559         277,102
                                              -----------     -----------     -----------

    TOTAL DEFERRED CHARGES                        559,325         662,730         605,515
                                              -----------     -----------     -----------

REGULATORY ASSET - FUTURE FEDERAL
 INCOME TAXES                                     899,799         973,079         948,410
                                              -----------     -----------     -----------

       TOTAL                                  $14,038,584     $14,722,518     $14,015,457
                                              ===========     ===========     ===========

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 ---------------------------------------------
                                 BALANCE SHEET
                                 -------------
           AS AT JUNE 30, 1998, DECEMBER 31, 1997 AND JUNE 30, 1997
           --------------------------------------------------------

                                                                                        As At
                                                                                    --------------
                                                                   June 30, 1998    Dec. 31, 1997   June 30, 1997
                                                                 -----------------  --------------  --------------
                                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock                                                         $1,482,343     $ 1,482,351     $ 1,478,768
  Retained earnings                                                     4,214,561       4,484,703       4,242,133
  Capital stock expense                                                   (36,835)        (36,975)        (34,754)
                                                                      -----------     -----------     -----------
TOTAL COMMON SHAREHOLDERS' EQUITY                                       5,660,069       5,930,079       5,686,147
                                                                      -----------     -----------     -----------
 Preferred stock
  Subject to mandatory redemption
    7.20%   Series I                                                       47,500          47,500          47,500
    6-1/8%  Series J                                                       37,050          37,050          37,050
                                                                      -----------     -----------     -----------
   TOTAL SUBJECT TO MANDATORY REDEMPTION                                   84,550          84,550          84,550
                                                                      -----------     -----------     -----------
  Other preferred stock
    $ 5 Cumulative Preferred                                              175,000         175,000         175,000
      5-3/4%  Series  A                                                     7,061           7,061           7,061
      5-1/4%  Series  B                                                    13,844          13,844          13,844
      4.65%   Series  C                                                    15,330          15,330          15,330
      4.65%   Series  D                                                    22,233          22,233          22,233
      6% Convertible Series  B                                                  -               -           4,398
                                                                      -----------     -----------     -----------
              TOTAL OTHER PREFERRED STOCK                                 233,468         233,468         237,866
                                                                      -----------     -----------     -----------
                TOTAL PREFERRED STOCK                                     318,018         318,018         322,416
                                                                      -----------     -----------     -----------
 Long-term debt                                                         4,197,577       4,188,906       4,288,383
                                                                      -----------     -----------     -----------
                  TOTAL CAPITALIZATION                                 10,175,664      10,437,003      10,296,946
                                                                      -----------     -----------     -----------

NONCURRENT LIABILITIES
  Obligations under capital leases                                         38,475          39,879          41,265
  Other noncurrent liabilities                                            132,933         106,137          82,109
                                                                      -----------     -----------     -----------
              TOTAL NONCURRENT LIABILITIES                                171,408         146,016         123,374
                                                                      -----------     -----------     -----------

CURRENT LIABILITIES
  Long-term debt due within one year                                      200,000         529,385         202,630
  Accounts payable                                                        354,532         440,114         375,438
  Notes payable                                                            44,024               -          15,000
  Customer deposits                                                       180,853         161,731         159,749
  Accrued taxes                                                            74,662          65,736         (56,676)
  Accrued interest                                                         83,512          85,613          83,310
  Accrued wages                                                            80,586          82,556          78,312
  Other current liabilities                                               183,704         183,122         142,910
                                                                      -----------     -----------     -----------
                TOTAL CURRENT LIABILITIES                               1,201,873       1,548,257       1,000,673
                                                                      -----------     -----------     -----------

PROVISIONS RELATED TO FUTURE FEDERAL INCOME TAXES
 AND OTHER DEFERRED CREDITS
 Accumulated deferred federal income tax                                2,222,210       2,307,835       2,333,097
 Accumulated deferred investment tax credits                              159,300         163,680         168,070
 Other deferred credits                                                   108,129         119,727          93,297
                                                                      -----------     -----------     -----------
                TOTAL DEFERRED CREDITS                                  2,489,639       2,591,242       2,594,464
                                                                      -----------     -----------     -----------
                                 TOTAL                                $14,038,584     $14,722,518     $14,015,457
                                                                      ===========     ===========     ===========

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 ---------------------------------------------
                               INCOME STATEMENT
                               ----------------
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
               -------------------------------------------------

                                                            1998          1997
                                                            ----          ----
                                                            (THOUSANDS OF DOLLARS)
Operating revenues
 Electric                                                $ 1,289,860   $ 1,228,366
 Gas                                                         196,562       213,376
 Steam                                                        57,411        62,272
 Non-utility                                                       -         4,074
                                                         -----------   -----------
        TOTAL OPERATING REVENUES                           1,543,833     1,508,088
                                                         -----------   -----------

OPERATING EXPENSES
 Purchased power                                             322,147       314,221
 Fuel                                                        123,870       122,426
 Gas purchased for resale                                     75,033        89,494
 Other operations                                            281,340       288,881
 Maintenance                                                 132,709       146,859
 Depreciation and amortization                               129,002       125,003
 Taxes, other than federal income tax                        290,265       270,828
 Federal income tax                                           37,500        24,044
                                                         -----------   -----------
        TOTAL OPERATING EXPENSES                           1,391,866     1,381,756
                                                         -----------   -----------

OPERATING INCOME                                             151,967       126,332

OTHER INCOME (DEDUCTIONS)
 Investment income                                             1,665         2,942
 Allowance for equity funds used during construction             575         1,520
 Other income less miscellaneous deductions                   (1,462)         (205)
 Federal income tax                                            1,766        (1,296)
                                                         -----------   -----------
          TOTAL OTHER INCOME                                   2,544         2,961
                                                         -----------   -----------

INCOME BEFORE INTEREST CHARGES                               154,511       129,293

Interest on long-term debt                                    76,985        79,192
Other interest                                                10,066         3,287
Allowance for borrowed funds used during construction           (294)         (745)
                                                         -----------   -----------
         NET INTEREST CHARGES                                 86,757        81,734
                                                         -----------   -----------

NET INCOME                                                    67,754        47,559
PREFERRED STOCK DIVIDEND REQUIREMENTS                          4,536         4,603
                                                         -----------   -----------
NET INCOME FOR COMMON STOCK                              $    63,218   $    42,956
                                                         ===========   ===========

CON EDISON SALES
 Electric (Thousands of kilowatthours)
  Con Edison customers                                     8,760,065     8,281,386
  Delivery service to NYPA and others                      2,105,633     2,028,973
  Service for municipal agencies                             265,858       296,530
                                                         -----------   -----------
      Total sales in service territory                    11,131,556    10,606,889
  Off-system and ESCO sales                                  411,652       701,070
 Gas (dekatherms)
   Firm (A)                                               17,845,799    19,747,792
   Off-peak firm/interruptible                             3,646,403     5,215,550
                                                         -----------   -----------
      Total sales to Con Edison customers                 21,492,202    24,963,342
   Transportation of customer-owned gas
      NYPA                                                   641,921     4,668,422
      Other                                                3,598,938     1,736,419
    Off-system sales                                       4,600,307     1,255,168
                                                         -----------   -----------
      Total sales and transportation                      30,333,368    32,623,351
 Steam (Thousands of pounds)                               4,540,725     4,796,828

(A) Includes firm sales and transportation volumes.
The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                    ---------------------------------------------
                               INCOME STATEMENT
                               ----------------
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
               -----------------------------------------------

                                                            1998          1997
                                                            ----          ----
                                                            (THOUSANDS OF DOLLARS)
Operating revenues
 Electric                                                $ 2,581,183   $ 2,497,316
 Gas                                                         595,732       668,396
 Steam                                                       192,801       224,450
 Non-utility                                                       -        33,481
                                                         -----------   -----------
        TOTAL OPERATING REVENUES                           3,369,716     3,423,643
                                                         -----------   -----------

OPERATING EXPENSES
 Purchased power                                             680,383       666,929
 Fuel                                                        258,424       273,780
 Gas purchased for resale                                    239,743       341,205
 Other operations                                            549,500       566,956
 Maintenance                                                 250,684       261,022
 Depreciation and amortization                               257,054       248,797
 Taxes, other than federal income tax                        592,383       575,811
 Federal income tax                                          131,640       115,931
                                                         -----------   -----------
        TOTAL OPERATING EXPENSES                           2,959,811     3,050,431
                                                         -----------   -----------

OPERATING INCOME                                             409,905       373,212

OTHER INCOME (DEDUCTIONS)
 Investment income                                             2,708         3,978
 Allowance for equity funds used during construction           1,087         3,320
 Other income less miscellaneous deductions                   (1,966)         (726)
 Federal income tax                                            1,363        (1,599)
                                                         -----------   -----------
          TOTAL OTHER INCOME                                   3,192         4,973
                                                         -----------   -----------

INCOME BEFORE INTEREST CHARGES                               413,097       378,185

Interest on long-term debt                                   156,043       157,944
Other interest                                                11,313         7,701
Allowance for borrowed funds used during construction           (557)       (1,627)
                                                         -----------   -----------
         NET INTEREST CHARGES                                166,799       164,018
                                                         -----------   -----------

NET INCOME                                                   246,298       214,167
PREFERRED STOCK DIVIDEND REQUIREMENTS                          9,072         9,207
                                                         -----------   -----------
NET INCOME FOR COMMON STOCK                              $   237,226   $   204,960
                                                         ===========   ===========

CON EDISON SALES
 Electric (Thousands of kilowatthours)
  Con Edison customers                                    17,790,466    17,213,254
  Delivery service to NYPA and others                      4,360,230     4,250,306
  Service for municipal agencies                             465,482       510,591
                                                         -----------   -----------
     Total sales in service territory                     22,616,178    21,974,151
  Off-system and ESCO sales                                  760,433     1,012,848
 Gas (dekatherms)
   Firm (A)                                               54,285,625    59,021,742
   Off-peak firm/interruptible                            11,187,254    13,419,753
                                                         -----------   -----------
      Total sales to Con Edison customers                 65,472,879    72,441,495
   Transportation of customer-owned gas
      NYPA                                                 1,725,535     7,368,630
      Other                                                7,186,264     3,453,753
    Off-system sales                                       9,932,608     4,760,561
                                                         -----------   -----------
       Total sales and transportation                     84,317,286    88,024,439
 Steam (Thousands of pounds)                              13,526,399    14,937,516

(A) Includes firm sales and transportation volumes.
The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 ---------------------------------------------
                               INCOME STATEMENT
                               ----------------
              FOR THE TWELVE MONTHS ENDED JUNE 30, 1998 AND 1997
              --------------------------------------------------

                                                              1998           1997
                                                              ----           ----
(THOUSANDS OF DOLLARS)
Operating revenues
 Electric                                                $  5,719,441   $  5,507,860
 Gas                                                        1,021,216      1,053,175
 Steam                                                        360,151        381,763
 Non-utility                                                   41,416        123,921
                                                         ------------   ------------
        TOTAL OPERATING REVENUES                            7,142,224      7,066,719
                                                         ------------   ------------

OPERATING EXPENSES
 Purchased power                                            1,363,041      1,314,196
 Fuel                                                         581,468        542,779
 Gas purchased for resale                                     451,135        572,087
 Other operations                                           1,107,247      1,167,447
 Maintenance                                                  464,450        470,887
 Depreciation and amortization                                511,712        492,713
 Taxes, other than federal income tax                       1,197,727      1,158,528
 Federal income tax                                           393,431        366,977
                                                         ------------   ------------
        TOTAL OPERATING EXPENSES                            6,070,211      6,085,614
                                                         ------------   ------------

OPERATING INCOME                                            1,072,013        981,105

OTHER INCOME (DEDUCTIONS)
 Investment income                                             10,945          8,988
 Allowance for equity funds used during construction            2,215          5,530
 Other income less miscellaneous deductions                    (5,339)        (6,253)
 Federal income tax                                               963            107
                                                         ------------   ------------
          TOTAL OTHER INCOME                                    8,784          8,372
                                                         ------------   ------------

INCOME BEFORE INTEREST CHARGES                              1,080,797        989,477

Interest on long-term debt                                    316,257        313,289
Other interest                                                 20,695         16,551
Allowance for borrowed funds used during construction          (1,110)        (2,665)
                                                         ------------   ------------
         NET INTEREST CHARGES                                 335,842        327,175
                                                         ------------   ------------

NET INCOME                                                    744,955        662,302
PREFERRED STOCK DIVIDEND REQUIREMENTS                          18,209         18,424
                                                         ------------   ------------
NET INCOME FOR COMMON STOCK                              $    726,746   $    643,878
                                                         ============   ============

CON EDISON SALES
 Electric (Thousands of kilowatthours)
  Con Edison customers                                     38,105,191     36,781,964
   Delivery service to NYPA and others                      8,903,302      8,674,514
  Service for municipal agencies                              800,785        843,657
                                                         ------------   ------------
     Total sales in service territory                      47,809,278     46,300,135
  Off-system and ESCO sales                                 2,247,172      3,661,056
 Gas (dekatherms)
   Firm (A)                                                88,757,674     92,669,039
   Off-peak firm/interruptible                             21,679,035     22,600,610
                                                         ------------   ------------
      Total sales to Con Edison customers                 110,436,709    115,269,649
   Transportation of customer-owned gas
      NYPA                                                 11,398,600     12,141,058
      Other                                                11,389,385      6,583,194
    Off-system sales                                       19,131,031      8,917,528
                                                         ------------   ------------
       Total sales and transportation                     152,355,725    142,911,429
 Steam (Thousands of pounds)                               26,011,444     27,610,425

(A) Includes firm sales and transportation volumes.
The accompanying  notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 ---------------------------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                -----------------------------------------------

                                                                              1998        1997
                                                                              ----        ----
                                                                           (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
  Net income                                                                  $ 246,298   $ 214,167
  PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
   Depreciation and amortization                                                257,054     248,797
   Deferred recoverable fuel costs                                               80,962      58,292
   Federal income tax deferred                                                  (17,810)     74,360
   Common equity component of allowance
     for funds used during construction                                          (1,057)     (3,225)
   Other non-cash charges (credits)                                              (7,139)     13,680
  CHANGES IN ASSETS AND LIABILITIES
    Accounts receivable - customer, less
     allowance for uncollectibles                                                49,334      71,231
    Regulatory accounts receivable                                               (1,089)     46,263
    Materials and supplies, including fuel
     and gas in storage                                                          18,446      42,008
    Prepayments, other receivables and
     other current assets                                                         9,404    (239,372)
    Enlightened Energy program costs                                             26,781      12,881
    Power contract termination costs                                                904      15,414
    Cost of removal less salvage                                                (36,390)    (28,538)
    Accounts payable                                                            (60,932)    (55,677)
    Accrued income taxes                                                         23,072     (81,412)
    Other - net                                                                  19,345     (75,151)
                                                                              ---------   ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES                                   607,183     313,718
                                                                              ---------   ---------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
    Construction expenditures                                                  (264,331)   (292,308)
    Nuclear fuel expenditures                                                    (3,194)     (7,230)
    Contributions to nuclear decommissioning trust                              (10,650)    (17,047)
    Common equity component of allowance
     for funds used during construction                                           1,057       3,225
                                                                              ---------   ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES
      INCLUDING CONSTRUCTION                                                   (277,118)   (313,360)
                                                                              ---------   ---------

FINANCING ACTIVITIES INCLUDING DIVIDENDS
    Repurchase of common stock                                                  (59,340)          -
    Net proceeds from short-term debt                                            44,024      15,000
    Issuance of long-term debt                                                  385,000     150,000
    Retirement of long-term debt                                               (100,000)     (3,626)
    Advance refunding of long-term debt                                        (605,240)          -
    Issuance and refunding costs                                                 (6,975)       (410)
    Funds held for refunding of debt                                            229,355           -
    Common stock dividends                                                     (249,619)   (246,763)
    Preferred stock dividends                                                    (9,066)     (9,210)
    Corporate reorganization                                                   (121,404)          -
                                                                              ---------   ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES
      INCLUDING DIVIDENDS                                                      (493,265)    (95,009)
                                                                              ---------   ---------

NET DECREASE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                                              (163,200)    (94,651)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                                183,458     106,882
                                                                              ---------   ---------

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30                                $  20,258   $  12,231
                                                                              =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
    Interest                                                                  $ 153,462   $ 151,686
    Income taxes                                                                174,426     126,133

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 ---------------------------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
              FOR THE TWELVE MONTHS ENDED JUNE 30, 1998 AND 1997
              --------------------------------------------------

                                                                                1998        1997
                                                                               ----        ----
                                                                            (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
  Net income                                                                  $  744,955   $ 662,302
  PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
   Depreciation and amortization                                                 511,712     492,713
   Deferred recoverable fuel costs                                                25,831     (21,202)
   Federal income tax deferred                                                   (69,550)    120,800
   Common equity component of allowance
     for funds used during construction                                           (2,153)     (5,311)
   Other non-cash charges (credits)                                               (3,551)     33,715
  CHANGES IN ASSETS AND LIABILITIES
    Accounts receivable - customer, less
     allowance for uncollectibles                                                (59,056)     26,743
    Regulatory accounts receivable                                                  (273)      5,804
    Materials and supplies, including fuel
     and gas in storage                                                            8,262       7,476
    Prepayments, other receivables and
     other current assets                                                        217,757    (237,619)
    Enlightened Energy program costs                                              29,811       8,902
    Power contract termination costs                                              (2,959)     38,930
    Cost of removal less salvage                                                 (81,571)    (68,323)
    Accounts payable                                                               3,745      34,203
    Accrued income taxes                                                         128,309     (94,251)
    Other - net                                                                   80,736     (36,804)
                                                                              ----------   ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES                                  1,532,005     968,078
                                                                              ----------   ---------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
    Construction expenditures                                                   (626,244)   (654,261)
    Nuclear fuel expenditures                                                    (10,543)    (56,117)
    Contributions to nuclear decommissioning trust                               (14,904)    (21,301)
    Common equity component of allowance
     for funds used during construction                                            2,153       5,311
                                                                              ----------   ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES
      INCLUDING CONSTRUCTION                                                    (649,538)   (726,368)
                                                                              ----------   ---------

FINANCING ACTIVITIES INCLUDING DIVIDENDS
    Repurchase of common stock                                                   (59,340)          -
    Net proceeds from short-term debt                                             29,024      15,000
    Issuance of long-term debt                                                   715,000     300,000
    Retirement of long-term debt                                                (202,630)    (82,095)
    Advance refunding of long-term debt                                         (605,240)          -
    Issuance and refunding costs                                                 (15,495)    (10,179)
    Funds held for refunding of debt                                             (99,519)          -
    Common stock dividends                                                      (496,567)   (491,150)
    Preferred stock dividends                                                    (18,269)    (18,424)
    Corporate reorganization                                                    (121,404)          -
                                                                              ----------   ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES
      INCLUDING DIVIDENDS                                                       (874,440)   (286,848)
                                                                              ----------   ---------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
 CASH INVESTMENTS                                                                  8,027     (45,138)

CASH AND TEMPORARY CASH INVESTMENTS AT JULY 1                                     12,231      57,369
                                                                              ----------   ---------

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30                                $   20,258   $  12,231
                                                                              ==========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
    Interest                                                                  $  312,086   $ 304,948
    Income taxes                                                                 383,924     341,888

The accompanying notes are an integral part of these financial statements.

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

NUCLEAR INSURANCE The insurance policies covering Con Edison's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of June 30, 1998, the highest amount that could be assessed for losses during the current policy year under all of the policies was $19 million. While assessments may also be made for losses in certain prior years, Con Edison is not aware of any losses in such years that it believes are likely to result in an assessment.

Under certain circumstances, in the event of nuclear incidents at facilities covered by the federal government's third-party liability indemnification program, Con Edison could be assessed up to $88.1 million per incident, of which not more than $10 million may be assessed in any one year. The per-incident limit is to be adjusted for inflation not later than 2003 and not less than once every five years thereafter.

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

SUPERFUND By its terms Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Con Edison has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by Con Edison (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) that Con Edison will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates Con Edison had accrued at June 30, 1998 a liability of approximately $23 million. There will be additional costs with respect to these and possibly other sites, the materiality of which is not presently determinable.

DEC SETTLEMENT In 1994 Con Edison agreed to a consent order settling a civil administrative proceeding instituted by the DEC alleging environmental violations by Con Edison. Pursuant to the consent order, Con Edison has conducted an environmental management systems evaluation and an environmental compliance audit. Con Edison also must implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At June 30, 1998, Con Edison had an accrued liability of $16.6 million for these sites. Expenditures for environmental-related capital projects in the five years 1998-2002, including expenditures to comply with the consent order, are estimated at $148 million. These estimated expenditures do not reflect divestiture by Con Edison of generating plants pursuant to the Settlement Agreement (see Note A to the financial statements included in the 1997 Form 10-
K) or otherwise.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to (i) the interim consolidated financial statements of Consolidated Edison, Inc. (CEI) and its subsidiaries, including Consolidated Edison Company of New York, Inc. (Con Edison), the regulated utility, and several non-utility subsidiaries, and (ii) the interim consolidated financial statements of Con Edison on a stand-alone basis. CEI is a holding company, operates only through its subsidiaries and has no material assets other than the stock of its subsidiaries. Con Edison is the principal subsidiary of CEI. Unless otherwise indicated, this discussion and analysis applies to each of CEI and Con Edison. References in this report to the "Company" are to CEI and Con Edison, collectively.

     This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1997 (File Nos. 1-14514 and 1-1217, the 1997 Form 10-K). Reference is also made to the notes to the financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

     Con Edison's cash balances reflect, among other things, the timing and amount of external financing and the January 1, 1998 corporate reorganization (see "Corporate Structure" in Item 1 of the 1997 10-K). In addition, the June 1997 balance reflects a prepayment of $226 million for New York City property taxes.

     Con Edison initiated a $500 million commercial paper program in January 1998. The highest amount outstanding during the six months ended June 30, 1998 was $195 million. There was $44 million of commercial paper outstanding at June 30, 1998.

     Con Edison's interest coverage for the 12 months ended June 30, 1998 was
4.19 times, compared with 4.09 times for the year 1997 and 3.96 times for the 12 months ended June 30, 1997. The increase in interest coverage reflects higher pre-tax income.

     In June 1998 Con Edison issued $100 million of 6.15 percent 10-year taxable debentures to refund, in July 1998, its 7-3/8 percent tax-exempt debt issued through the New York State Energy Research and Development Authority. For information about securities refunded by Con Edison during the first quarter of 1998, see "Liquidity and Capital Resources - Refundings" in Item 7 of the 1997 Form 10-K.

     In May 1998 CEI commenced its common stock repurchase program. Approximately 1.3 million shares were repurchased by Con Edison at a cost of $59.3 million through June 30, 1998.

     Con Edison's equivalent number of days of revenue outstanding as customer accounts receivable was 27.6 days at June 30, 1998 compared with 28.2 days at December 31, 1997 and 27.8 days at June 30, 1997.

     Recoverable fuel costs amounted to $17.3 million at June 30, 1998 compared with $98.3 million at December 31, 1997 and $43.2 million at June 30, 1997, reflecting the ongoing recovery of previously deferred amounts and the changes in purchased power, fuel and gas purchased for resale discussed below in "Results of Operations."

TRANSITION TO COMPETITION

     Reference is made to (i) "Liquidity and Capital Resources - Competition and Industry Restructuring and PSC Settlement Agreement" in Item 7, "Electric Facilities - Generating Facilities" in Item 2 and "Challenges to the Settlement Agreement" in Item 3 of the 1997 Form 10-K, (ii) "Liquidity and Capital Resources - Transition to Competition" in Part I, Item 2 of the combined CEI and Con Edison Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (First Quarter Form 10-Q) and (iii) "Challenges to the Settlement Agreement" in Part II, Item 1 of this report for information about the September 1997 Settlement Agreement among Con Edison, the staff of the New York State Public Service Commission (PSC) and certain other parties (the Settlement Agreement) and additional information about the transition to competitive electric markets.

     In June 1998 approximately 68,000 Con Edison customers representing approximately 1,000 megawatts of aggregate customer load began purchasing electricity from other power providers under the first phase of Con Edison's Retail Choice program. The electricity purchased by these customers is delivered through Con Edison's transmission and distribution system.

     In July 1998 the PSC issued an order (the Divestiture Order) authorizing Con Edison to auction all of its New York City fossil-fueled electric generating capacity (approximately 5,500 MW). Sales pursuant to the auction will be subject to PSC approval and contingent upon an independent system operator being operational in New York State. The Divestiture Order also directed Con Edison to analyze and report to PSC staff the feasibility of divesting its entitlements under its contracts with non-utility generators and to provide a detailed plan for divestiture of its property not required for Con Edison's continuing operations. In the Divestiture Order, the PSC indicated that it "agree[s] generally that Con Edison need not plan on constructing new generation as the competitive market develops," but considers "overly broad" and does not adopt Con Edison's request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity.

     In August 1998 the PSC also approved a proposal pursuant to which Con Edison affiliates would not participate in the auction and Con Edison would be permitted to apply up to $50 million of any net after-tax gains resulting from divestiture of its in-City capacity, jointly-owned Bowline Point and Roseton generating stations and potential generating sites (which are also required to be sold pursuant to the Divestiture Order) to reduce Con Edison's unrecovered investment in Indian Point 2. The net after-tax gain to be applied would be in excess of the $50 million of any net after-tax gain that under the Settlement Agreement would be retained by shareholders.

     In June 1998 FERC conditionally authorized the establishment of the independent system operator that would control and operate most electric transmission facilities in New York and a New York State Reliability Council that would promulgate reliability rules.

ACQUISITION

     In May 1998 CEI agreed to acquire Orange and Rockland Utilities, Inc. (O&R) for cash at a price of $58.50 per share of O&R common stock (approximately $790 million in aggregate) pursuant to an Agreement and Plan of Merger among the parties. The acquisition is to be accomplished through the merger of C Acquisition Corp., a CEI subsidiary, with O&R. The transaction is subject to certain conditions, including the approval of the holders of O&R's common stock and the approval of the New York, New Jersey and Pennsylvania utility regulators, the Federal Energy Regulatory Commission and the Securities and Exchange Commission. The transaction is not subject to the approval of CEI's shareholders. O&R has called a Special Meeting of the Common Shareholders of O&R, to be held on August 20, 1998, to consider and vote upon the Agreement and Plan of Merger. CEI, Con Edison and O&R have submitted joint petitions for approval of the acquisition to the PSC, the New Jersey Board of Public Utilities, and the Pennsylvania Public Utilities Commission.

FINANCIAL MARKET RISKS

     Reference is made to "Liquidity and Capital Resources - Financial Market Risks" in Item 7 of the 1997 Form 10-K and Part I, Item 3 of the First Quarter Form 10-Q. Currently, CEI and its consolidated subsidiaries, including Con Edison, enter into derivative transactions only when such transactions meet the criteria for hedging and qualify for deferred accounting treatment. See Note A to the financial statements included in Item 8 of the 1997 Form 10-K. At June 30, 1998 neither the fair value of the derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the Company.

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which will apply to the Company beginning January 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The effect that SFAS 133 will have on the Company's financial position and results of operations in future periods will depend on the nature and extent of the Company's derivative transactions and changes in the prices of the commodities or financial or other instruments relating to the derivative transactions during such periods.

NUCLEAR GENERATION

     Reference is made to (i) "Electric Facilities - Generating Facilities" in
Item 2 and "Liquidity and Capital Resources - Nuclear Generation and 1995 Electric Rate Agreement - Partial Pass-Through Fuel Adjustment Clause (PPFAC)" in Item 7 of the 1997 Form 10-K and (ii) "Liquidity and Capital Resources - Nuclear Generation" in Part 1, Item 2 of the First Quarter Form 10-Q, for information about Con Edison's Indian Point 2 nuclear generating unit, which has been out of service since October 15, 1997. In July 1998 the Nuclear Regulatory Commission fined Con Edison $110,000 for testing and repair violations at Indian Point 2.

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

RESULTS OF OPERATIONS

     CEI's net income for common stock for the second quarter, six months and 12 months ended June 30, 1998 was higher than in the corresponding 1997 periods by $19.0 million ($.08 per share), $28.9 million ($.12 per share) and $79.5 million ($.34 per share), respectively. The increased earnings reflect higher electric revenues from an improving New York City economy and lower expenses from continued cost reduction programs and voluntary attrition in the labor force, partially offset by the expenses incurred during the current outage of Indian Point 2. The 1997 results were also impacted by cooler than normal spring weather in the second quarter of the year and by hotter than normal weather in the third quarter. The results of operations of CEI include the results of operations of Con Edison and of the several non-utility subsidiaries of CEI.


                                                          Increases (Decreases)
                                       Three Months Ended   Six Months Ended    Twelve Months Ended
                                          June 30, 1998       June 30, 1998        June 30, 1998
                                          Compared With       Compared With        Compared with
                                       Three Months Ended   Six Months Ended    Twelve Months Ended
                                         June 30, 1997       June 30, 1997        June 30, 1997
                                      Amount       Percent  Amount   Percent    Amount     Percent
                                               (Amounts are for CEI and are in Millions)
Operating revenues                    $ 52.9         3.5%   $ (9.6)     (0.3)%  $119.9        1.7%
Purchased power - electric
    and steam                           10.2         3.2      15.8       2.4      51.1        3.9
Fuel - electric and steam                1.4         1.2     (15.4)     (5.6)     38.7        7.1
Gas purchased for resale                (2.6)       (2.9)    (64.9)    (19.0)    (84.3)      14.7)
Operating revenues less
    purchased power, fuel and
    gas purchased for resale
    (Net revenues)                      43.9         4.5      54.9       2.6     114.4        2.5

Other operations and maintenance       (13.7)       (3.1)    (12.1)     (1.5)    (50.9)      (3.1)
Depreciation and amortization            4.3         3.4       8.7       3.5      19.5        4.0
Taxes, other than federal
    income tax                          19.6         7.2      16.8       2.9      39.4        3.4
Federal income tax                      12.0        49.8      12.1      10.4      22.8        6.2

Operating income                        21.7        17.2      29.4       7.9      83.6        8.5

Other income less deductions
    and related federal income tax       2.2        76.2       2.2      43.8       4.4       52.2
Net interest charges                     5.0         6.1       2.8       1.7       8.7        2.6

Preferred stock dividend
    requirements                         0.1         1.5       0.1       1.5       0.2        1.2

Net income for common stock           $ 19.0        44.3%   $ 28.9      14.1%   $ 79.5       12.4%
                                      ======                ======              ======

     CEI's investment in its non-utility subsidiaries was $136.3 million at June 30, 1998. CEI's results of operations include the net after-tax losses of its non-utility subsidiaries as follows (with amounts shown in millions):

                                                 1998                                 1997
                                       Amount          Per Share            Amount          Per Share
Second Quarter                         $ (2.0)             $(.01)            $(3.6)             $(.02)
Six months ended June 30,              $ (5.2)             $(.02)            $(4.1)             $(.02)
Twelve Months ended June 30,           $(10.7)             $(.05)            $(4.4)             $(.02)

For additional information about CEI's non-utility subsidiaries, see "Competitive Businesses and Competition" in Item 1 of the 1997 Form 10-K.

SECOND QUARTER 1998 COMPARED WITH
SECOND QUARTER 1997

     CEI's net revenues (operating revenues less purchased power, fuel and gas purchased for resale) increased $43.9 million in the second quarter of 1998 compared with the 1997 period. Electric, steam and non-utility net revenues increased $40.8 million, $2.9 million and $6.6 million, respectively. Gas net revenues decreased $6.4 million.

     Electric net revenues in the 1998 period were higher than in the 1997 period primarily as a result of higher sales, partially reflecting warmer weather in the 1998 period, offset in part by the $107.5 million annualized rate reductions that went into effect in January and April 1998. See "Liquidity and Capital Resources - PSC Settlement Agreement - Rate Plan" in Item 7 of the 1997 Form 10-K.

     Con Edison's electric sales, excluding off-system sales, in the 1998 period compared with the 1997 period were:

                                                 MILLIONS OF KWHRS.
                                      2ND QUARTER     2ND QUARTER       PERCENT
DESCRIPTION                               1998            1997     VARIATION  VARIATION
Residential/Religious                    2,429           2,308        121        5.2%
Commercial/Industrial                    6,175           5,833        342        5.9%
Other                                      157             140         17       12.1%

Total Con Edison Customers               8,761           8,281        480        5.8%

NYPA, Municipal Agency
 and Other Sales                         2,371           2,326         45        1.9%

Total Service Area                      11,132          10,607        525        4.9%

     For the 1998 period, Con Edison's firm gas sales volume, including firm transportation, decreased 9.6 percent and interruptible sales decreased 30.1 percent compared with the 1997 period as a result of warmer winter weather in 1998. Under the gas rate agreements covering the 1998 and 1997 periods, most weather-related variations in firm gas sales and transportation did not affect earnings. Transportation of customer-owned gas (other than gas transported for the New York Power Authority), which comprised approximately 12 percent of the gas Con Edison sold or transported to customers in the 1998 period, increased 107 percent. See "Gas Operations - Gas Sales" in
Item 1 of the 1997 Form 10-K.

     Steam sales volume decreased 5.3 percent compared with the 1997 period as a result of the warmer winter weather in 1998.

     After adjusting for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory increased
3.4 percent in the 1998 period, firm gas sales volume (including firm transportation) increased 1.0 percent and steam sales volume decreased 2.5 percent.

     Electric fuel costs increased $10.0 million in the 1998 period due to an increase in the unit cost of fuel, partially offset by lower electric generation. Electric purchased power costs increased in the 1998 period due to higher purchased volumes. Steam fuel costs decreased $8.6 million in the 1998 period due to decreased generation of steam and lower unit cost. Steam purchased power costs increased $0.8 million due to higher unit cost, partially offset by lower purchased volumes. Gas purchased for resale decreased, reflecting lower sendout and a lower unit cost of purchased gas.

     Other operations and maintenance expenses decreased in the 1998 period compared with the 1997 period, due primarily to lower nuclear production expenses (lower expenses for the maintenance outage at Indian Point 2 in the 1998 period compared with the refueling and maintenance outage expenses at Indian Point 2 in the 1997 period) and continued voluntary attrition in the labor force.

     Depreciation and amortization increased in the 1998 period due principally to higher plant balances.

     Taxes other than federal income tax increased in the 1998 period due to higher revenue and property taxes.

     Federal income tax increased in the 1998 period due to higher taxable income.

     Net interest charges increased due to increased short-term borrowing by Con Edison.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH
SIX MONTHS ENDED JUNE 30, 1997

     CEI's net revenues increased $54.9 million in the six months ended June 30, 1998 compared with the 1997 period. Electric, steam and non-utility net revenues increased $48.7 million, $2.0 million and $8.5 million, respectively. Gas net revenues decreased $4.3 million.

     Electric net revenues in the 1998 period were higher than in the corresponding 1997 period primarily as a result of higher sales, offset in part by the rate reductions that went into effect in January and April 1998.
Electric net revenues in the 1998 period include $3.9 million of earnings under the partial pass-through fuel adjustment clause (PPFAC) incentive, compared with $1.1 million of PPFAC and other incentive earnings for the 1997 period.

     Con Edison's electric sales, excluding off-system sales, in the 1998 period compared with the 1997 period were:

                                                 MILLIONS OF KWHRS.
                                 SIX MONTHS          SIX MONTHS
                                   ENDED                ENDED                PERCENT
         DESCRIPTION            JUNE 30,1998ON     JUNE 30, 1997     VARIATION     VARIATION
Residential/Religious               5,081              4,949            132          2.7%
Commercial/Industrial              12,392             11,976            416          3.5%
Other                                 317                288             29         10.1%

Total Con Edison Customers         17,790             17,213            577          3.4%

NYPA, Municipal Agency
 and Other Sales                    4,826              4,761             65          1.4%

           Total Service Area      22,616             21,974            642          2.9%

     For the 1998 period, Con Edison's firm gas sales volume, including firm transportation, decreased 8.0 percent and interruptible sales decreased 16.6 percent compared with the 1997 period, as a result of warmer winter weather in 1998. Transportation of customer-owned gas (other than gas transported for the New York Power Authority), which comprised approximately nine percent of the gas Con Edison sold or transported to customers in the 1998 period, increased 108 percent. See "Gas Operations - Gas Sales " In Item 1 of the 1997 Form 10-K.

     Steam sales volume decreased 9.4 percent compared with the 1997 period, as a result of the warmer winter weather in 1998.

     After adjusting for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory increased
2.4 percent in the 1998 period, firm gas sales volume (including firm transportation) was unchanged and steam sales volume decreased 2.0 percent.

     Electric fuel costs increased $17.9 million in the 1998 period due to an increase in the unit cost of fuel, partially offset by lower electric generation. Electric purchased power costs increased in the 1998 period due to higher purchased volumes. Steam fuel costs decreased $33.3 million in the 1998 period due to decreased generation of steam and lower unit cost. Steam purchased power costs decreased $0.4 million due to lower purchased volumes, partially offset by higher unit cost. Gas purchased for resale decreased, reflecting lower sendout and a lower unit cost of purchased gas.

     Other operations and maintenance expenses decreased in the 1998 period compared with the 1997 period, due primarily to lower pension and retiree benefit expenses, continued cost reduction programs and voluntary attrition in the labor force, partially offset by increased Indian Point 2 outage expenses (higher expenses for the maintenance outage at Indian Point 2 in the 1998 period compared with the refueling and maintenance outage expenses at Indian Point 2 in the 1997 period).

     Depreciation and amortization increased in the 1998 period due principally to higher plant balances.

     Taxes other than federal income tax increased in the 1998 period due primarily to higher property taxes.

     Federal income tax increased in the 1998 period due to higher taxable income.

     Net interest charges increased due to increased short-term borrowing by Con Edison.


TWELVE MONTHS ENDED JUNE 30, 1998 COMPARED WITH
TWELVE MONTHS ENDED JUNE 30, 1997

     CEI's net revenues increased $114.4 million in the 12 months ended June 30, 1998 compared with the 1997 period. Electric, gas, steam and non-utility net revenues increased $89.8 million, $6.2 million, $9.3 million and $9.1 million, respectively.

     Electric net revenues in the 1998 period were higher than in the corresponding 1997 period primarily as a result of higher sales, offset in part by the rate reductions that went into effect in January and April 1998.
Electric net revenues in the 1998 period include $1.6 million of PPFAC incentive earnings compared with $31.3 million for PPFAC and other incentive earnings for the 1997 period.

     Gas net revenues in the 1998 period reflect the retention of net revenues from interruptible sales in accordance with the 1997 gas rate agreement. Steam net revenues in the 1998 period reflect rate increases, offset in part by weather-related sales decreases.

     Con Edison's electric sales, excluding off-system sales, for the 1998 period compared with the 1997 period were:

                                                          MILLIONS OF KWHRS.
                                      TWELVE  MONTHS        TWELVE MONTHS
                                          ENDED                 ENDED                PERCENT
      DESCRIPTION                     JUNE 30, 1998         JUNE 30, 1997      VARIATION  VARIATION
Residential/Religious                    11,135                 10,728             407       3.8%
Commercial/Industrial                    26,327                 25,450             877       3.4%
Other                                       643                    604              39       6.5%

Total Con Edison Customers               38,105                 36,782           1,323       3.6%

NYPA Municipal Agency
 and Other Sales                          9,704                  9,518             186       2.0%

Total Service Area                       47,809                 46,300           1,509       3.3%

     For the 1998 period, Con Edison's firm gas sales volume (including firm transportation) decreased 4.2 percent and interruptible sales decreased 4.1 percent. Transportation of customer-owned gas (other than gas transported for the New York Power Authority), which comprised approximately seven percent of the gas Con Edison sold or transported to customers in the 1998 period, increased 73 percent. Steam sales volume decreased 5.8 percent compared with the 1997 period. The decreases in firm gas and steam sales volumes for the 1998 period were due primarily to milder than normal 1998 winter weather.

     After adjustment for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory in the 1998 period increased 2.2 percent. Similarly adjusted, firm gas sales volume (including firm transportation) increased 0.1 percent and steam sales volume decreased 2.2 percent.

     Electric fuel costs increased $77.8 million in the 1998 period due to a higher unit cost of fuel, partially offset by decreased generation of electricity. Electric purchased power costs increased in the 1998 period, reflecting increased purchased volumes. The variations in electric fuel and purchased power costs also reflect the greater availability of Indian Point 2 in the 1997 period than in the 1998 period. Steam fuel costs decreased $39.1 million in the 1998 period due to decreased generation of steam by Con Edison and a lower unit cost of fuel. Steam purchased power costs were $8.3 million higher reflecting greater purchased volumes. Gas purchased for resale decreased, reflecting a lower unit cost of fuel.

     Other operations and maintenance expenses decreased in the 1998 period due primarily to lower pension, retiree benefits and health insurance costs, continued cost reduction programs and voluntary attrition of the labor force, partially offset by increased Indian Point 2 outage expenses (higher expenses for the maintenance outage at Indian Point 2 in the 1998 period compared with the refueling and maintenance outage expenses at Indian Point 2 in the 1997 period).

     Depreciation and amortization increased in the 1998 period due principally to higher plant balances.

     Taxes other than federal income tax increased in the 1998 period compared with the 1997 period due primarily to higher property and revenue taxes.

     Federal income tax increased in the 1998 period due to higher taxable income.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about the Company's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Liquidity and Capital Resources - Financial Market Risks" in Item 2 of this report and Item 7 of the 1997 Form 10-K.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

GRAMERCY PARK

Reference is made to "Gramercy Park" in Part I, Item 3, Legal Proceedings in the 1997 Form 10-K and in Part II, Item 1, Legal Proceedings in the combined CEI and Con Edison Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

CHALLENGES TO THE SETTLEMENT AGREEMENT

Reference is made to "Challenges to the Settlement Agreement" in Part I, Item 3, Legal Proceedings in the 1997 Form 10-K. Con Edison and the New York State Public Service Commission (the "PSC") have each filed a motion to dismiss the lawsuit commenced by the Public Utility Law Project of New York, Inc. Travelers Group Inc. and Smith Barney Inc. have withdrawn, without prejudice, their lawsuit against the PSC.

RATE PROCEEDINGS

Reference is made to "Rate Proceedings" in Part I, Item 3, Legal Proceedings in the 1997 Form 10-K. In July 1998, the United States Court of Appeals for the Second Circuit affirmed the dismissal by the United States District Court for the Southern District of New York of the suit against Con Edison. In the state court proceeding by these plaintiffs, the New York State Supreme Court, County of Kings has denied Con Edison's motion to dismiss.

SUPERFUND - GLOBAL LANDFILL SITE

Reference is made to the information under the caption "SUPERFUND - Global Landfill Site" in Part I, Item 3, Legal Proceedings in the 1997 Form 10-K. In September 1997, the EPA issued a Record of Decision in which it selected a Phase II cleanup program estimated to cost approximately $2.35 million of which Con Edison's share has not yet been determined.

SUPERFUND - ANCHOR MOTOR SITE

Reference is made to the information under the caption "SUPERFUND - Anchor Motor Site" in Part I, Item 3, Legal Proceedings in the 1997 Form 10-K. The costs of the cleanup programs being considered for the contaminated section of the Hudson River range from approximately $1.87 million to $2.82 million. The cost of the cleanup program for the coal tar contamination present on the Anchor Motor and asphalt plant properties could exceed $8 million if the DEC requires Con Edison to excavate all of the coal tar.

SUPERFUND - BORNE CHEMICAL SITE

Reference is made to the information under the caption "SUPERFUND - Borne Chemical Site" in Part I, Item 3, Legal Proceedings in the 1997 Form 10-K. Con Edison and four other third-party defendants in the lawsuit have reached a tentative settlement with the third-party plaintiffs under which Con Edison would pay about $70,000 as reimbursement of the $8.25 million in expenses that the third-party plaintiffs incurred performing emergency removal actions at the site and would assume responsibility for approximately 0.67% of the expenses that the third-party plaintiffs incur conducting the site investigation study ordered by the NJDEP and any soil or groundwater cleanup program that the NJDEP may require after the site investigation study is completed.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) At the Annual Meeting of Stockholders of CEI and the Annual Meeting of Stockholders of Con Edison held concurrently on May 18, 1998, the stockholders of CEI voted to elect management's nominees for the Board of Directors, to ratify and approve the appointment of CEI's independent accountants, and not to adopt two stockholder proposals, and the stockholders of Con Edison (including CEI, which owned all 235,489,650 shares of Con Edison's common stock outstanding and entitled to vote at the Annual Meeting and the holders of 1,915,319 shares of cumulative preferred stock) voted to elect management's nominees for the Board of Trustees and to ratify and approve the appointment of Con Edison's independent accountants. The stockholder proposals were submitted by Con Edison stockholders prior to January 1, 1998 when CEI became the holding company for Con Edison and (as provided in the Proxy Statement and Prospectus of CEI and Con Edison included in CEI's Registration Statement on Form S-4 (No. 333-39164)) were deemed to apply to CEI.

(b) The name of each nominee for election as a member of CEI's Board of Directors or Con Edison's Board of Trustees and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

                           CEI's Board of Directors     Con Edison's  Board of Trustees
                           ------------------------     -------------------------------
                           For           Withheld        For                 Withheld
E. Virgil Conway           185,755,137   2,491,838       236,902,361         16,658
Gordon J. Davis            185,861,901   2,385,074       236,902,206         16,813
Ruth M. Davis              185,761,066   2,485,909       236,902,431         16,588
Joan S. Freilich           185,866,162   2,380,813       236,901,532         17,487
Ellen V. Futter            185,861,575   2,385,400       236,902,506         16,513
Sally Hemandez-Pinero      185,609,960   2,637,015       236,900,653         18,366
Peter W. Likins            185,908,394   2,338,581       236,902,398         16,621
Eugene R. McGrath          185,878,900   2,368,075       236,903,738         15,281
Robert G. Schwartz         185,746,103   2,500,872       236,902,839         16,180
Richard A. Voell           185,928,911   2,318,064       236,903,658         15,361
Stephen R. Volk            185,833,071   2,363,904       236,902,629         16,390

(c) The results of the vote on the appointment of Price Waterhouse LLP (now PricewaterhouseCoopers LLP) as independent accountants for CEI for 1998 were as follows: 186,093,507 shares were voted for this proposal; 946,966 shares were voted against the proposal; and 1,206,502 shares were abstentions.

(d) The results of the vote on the appointment of Price Waterhouse LLP (now PricewaterhouseCoopers LLP) as independent accountants for Con Edison for 1998 were as follows: 236,881,512 shares were voted for this proposal; 9,012 shares were voted against the proposal; and 28,495 shares were abstentions.

(e) The following stockholder-proposed resolution was voted upon by the stockholders of CEI at the Annual Meeting:

     "RESOLVED: That the stockholders of Consolidated Edison Company of New York, Inc., assembled in annual meeting in person and by proxy, hereby request the Board of Directors to take the steps necessary to provide for cumulative voting in the election of directors, which means each stockholder shall be entitled to as many votes as shall equal the number of shares he or she owns multiplied by the number of directors to be elected, and he or she may cast all of such votes for a single candidate, or any two or more of them as he or she may see fit."

The results of the vote on this proposal were as follows: 37,868,522 shares were voted for this proposal; 111,343,829 shares were voted against the proposal; 8,396,663 shares were abstentions; and 30,637,961 shares were broker nonvotes.

(f) The following stockholder-proposed resolution was voted upon by the stockholders of CEI at the Annual Meeting:

     "RESOLVED: That the shareholders recommend that the Board take the necessary step that Con Edison specifically identify by name and corporate title in all future proxy statements those executive officers, not otherwise so identified, who are contractually entitled to receive in excess of $100,000 annually as base salary, together with whatever other additional compensation bonuses and other cash payments were due them."

The results of the vote on this proposal were as follows: 15,229,325 shares were voted for this proposal; 136,710,753 shares were voted against the proposal; 5,668,936 shares were abstentions; and 30,637,961 shares were broker nonvotes

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit 3.2.1  By-laws of CEI, effective June 23, 1998.

Exhibit 3.2.2  By-laws of  Con Edison, effective June 23, 1998.

Exhibit 12.1 Statement of computation of CEI ratio of earnings to fixed charges for the twelve-month periods ended June 30, 1998 and 1997.

Exhibit 12.2 Statement of computation of Con Edison's ratio of earnings to fixed charges for the twelve-month periods ended June 30, 1998 and 1997.

Exhibit 27.1   Financial Data Schedule for CEI.*

Exhibit 27.2   Financial Data Schedule for Con Edison.*

___________
*To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.

(B)  REPORTS ON FORM 8-K

CEI and Con Edison each filed a Current Report on Form 8-K, dated May 10, 1998, reporting (under Item 5) the proposed acquisition of Orange and Rockland Utilities, Inc. discussed in "Liquidity and Capital Resources - Acquisition"
Item 2 of Part I of this report. Con Edison filed a Current Report on Form 8-K, dated June 22, 1998, reporting (under Item 5) the sale of debentures and refunding of a series of outstanding debt securities. No other CEI or Con Edison Current Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

                                    CONSOLIDATED EDISON, INC.

                                    CONSOLIDATED EDISON COMPANY
                                          OF NEW YORK, INC.


DATE:     August 14, 1998                 By:  JOAN S. FREILICH
                                          Joan S. Freilich
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Duly Authorized Officer


DATE:     August 14, 1998                 By:  HYMAN SCHOENBLUM
                                          Hyman Schoenblum
                                          Vice President, Controller and
                                          Chief Accounting Officer