Form 10-Q
period 1998-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1998-11-05
CIK 1047862, 23632

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                            _______________________

             [x]  Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                         Yes ___X___         No _______

     As of the close of business on October 31, 1998, (i) Consolidated Edison, Inc. ("CEI") had outstanding 233,186,794 Common Shares ($.10 par value) and (ii) all of the outstanding Common Stock ($2.50 par value) of Consolidated Edison Company of New York, Inc. was held by CEI.

                               TABLE OF CONTENTS

                                                                        PAGE
FILING FORMAT                                                            2

PART I. - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL  STATEMENTS:

               Consolidated Edison, Inc.
                    Consolidated Balance Sheet                           3-4
                    Consolidated Income Statements                       5-7
                    Consolidated Statements of Cash Flows                8-9

               Consolidated Edison Company of New York, Inc.
                    Consolidated Balance Sheet                           10-11
                    Consolidated Income Statements                       12-14
                    Consolidated Statement of Cash Flows                 15-16

               Notes to Financial Statements                             17-18

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                      19-28
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES                  28
               ABOUT MARKET RISK


PART II. - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                         29-30

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                          30-31

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

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
       AS AT SEPTEMBER 30, 1998, DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
       ------------------------------------------------------------------

                                                                        As At
                                                                    ---------------
                                                    Sept. 30, 1998   Dec. 31, 1997   Sept. 30, 1997
                                                    ---------------  --------------  --------------
                                                                (Thousands of Dollars)
ASSETS

UTILITY PLANT, AT ORIGINAL COST
    Electric                                           $11,944,613     $11,743,745      $11,791,029
    Gas                                                  1,807,946       1,741,562        1,713,438
    Steam                                                  594,841         576,206          566,576
    General                                              1,203,783       1,203,427        1,194,314
                                                       -----------     -----------      -----------
             Total                                      15,551,183      15,264,940       15,265,357
        Less: Accumulated depreciation                   4,630,649       4,392,377        4,493,341
                                                       -----------     -----------      -----------
             Net                                        10,920,534      10,872,563       10,772,016
    Construction work in progress                          315,912         292,218          278,244
    Nuclear fuel assemblies and components,
        less accumulated amortization                      105,113         102,321           99,498
                                                       -----------     -----------      -----------
            NET UTILITY PLANT                           11,341,559      11,267,102       11,149,758
                                                       -----------     -----------      -----------

CURRENT ASSETS
    Cash and temporary cash investments                    153,824         183,458          269,866
    Funds held for redemption of preferred stock            74,156               -                -
    Funds held for refunding of debt                             -         328,874                -
    Accounts receivable  customer, less
        allowance for uncollectible accounts
        of $23,778, $21,600 and $21,674                    618,287         581,163          543,821
    Other receivables                                       45,668          60,759           62,921
    Regulatory accounts receivable                            (917)         (1,682)          10,013
    Fuel, at average cost                                   29,324          53,697           41,894
    Gas in storage, at average cost                         52,320          37,209           49,099
    Materials and supplies, at average cost                188,735         191,759          198,667
    Prepayments                                            241,671          75,516          201,729
    Other current assets                                    17,153          16,457           16,021
                                                       -----------     -----------      -----------
             TOTAL CURRENT ASSETS                        1,420,219       1,527,210        1,394,031
                                                       -----------     -----------      -----------

Investments and nonutility property                        345,724         292,397          230,789
                                                       -----------     -----------      -----------

Deferred charges
    Enlightened Energy program costs                        79,704         117,807          112,164
    Unamortized debt expense                               134,605         126,085          123,273
    Recoverable fuel costs                                  21,411          98,301           57,399
    Power contract termination costs                        70,282          80,978           54,330
    Other deferred charges                                 248,867         239,559          268,779
                                                       -----------     -----------      -----------

                    TOTAL DEFERRED CHARGES                 554,869         662,730          615,945
                                                       -----------     -----------      -----------

Regulatory asset-future federal
    INCOME TAXES                                           860,841         973,079          930,681
                                                       -----------     -----------      -----------

              TOTAL                                    $14,523,212     $14,722,518      $14,321,204
                                                       ===========     ===========      ===========

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
       AS AT SEPTEMBER 30, 1998, DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
       ------------------------------------------------------------------

                                                                                As At
                                                           -------------------------------------------------
                                                           Sept. 30, 1998     Dec. 31, 1997   Sept. 30, 1997
                                                           --------------     -------------   --------------
                                                                          (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock, authorized 500,000,000
    shares; outstanding 233,186,794 shares,
    235,489,650 shares and 235,033,168 shares                 $ 1,482,342       $ 1,482,351      $ 1,478,840
  Treasury stock, at cost; 1998 - 2,301,300 shares               (102,178)                -                -
  Retained earnings                                             4,692,205         4,484,703        4,469,185
  Capital stock expense                                           (36,759)          (36,975)         (36,249)
                                                              -----------       -----------   --------------
Total common shareholders' equity                               6,035,610         5,930,079        5,911,776
                                                              -----------       -----------   --------------
 Preferred stock
   Subject to mandatory redemption
     7.20%   Series I                                              47,500            47,500           47,500
     6-1/8%  Series J                                              37,050            37,050           37,050
                                                              -----------       -----------   --------------
    TOTAL SUBJECT TO MANDATORY REDEMPTION                          84,550            84,550           84,550
                                                              -----------       -----------   --------------
   Other preferred stock
     $ 5 Cumulative Preferred                                     175,000           175,000          175,000
      5-3/4%  Series  A                                             7,061             7,061            7,061
      5-1/4%  Series  B                                            13,844            13,844           13,844
      4.65%   Series  C                                            15,330            15,330           15,330
      4.65%   Series  D                                            22,233            22,233           22,233
      6% Convertible Series  B                                          -                 -            4,326
                                                              -----------       -----------   --------------
                  TOTAL OTHER PREFERRED STOCK                     233,468           233,468          237,794
                                                              -----------       -----------   --------------
                        TOTAL PREFERRED STOCK                     318,018           318,018          322,344
                                                              -----------       -----------   --------------
  Long-term debt                                                4,047,837         4,188,906        4,288,837
                                                              -----------       -----------   --------------
                         TOTAL CAPITALIZATION                  10,401,465        10,437,003       10,522,957
                                                               ----------       -----------   --------------
NONCURRENT LIABILITIES
  Obligations under capital leases                                 37,771            39,879           40,575
  Other noncurrent liabilities                                    158,235           106,137           83,926
                                                              -----------       -----------   --------------
                 TOTAL NONCURRENT LIABILITIES                     196,006           146,016          124,501
                                                              -----------       -----------   --------------
CURRENT LIABILITIES
  Long-term debt due within one year                              325,000           529,385          102,630
  Accounts payable                                                364,093           440,114          416,872
  Customer deposits                                               177,023           161,731          161,548
  Accrued taxes                                                   150,516            65,736          145,440
  Accrued interest                                                 70,356            85,613           67,336
  Accrued wages                                                    82,691            82,556           80,345
  Other current liabilities                                       179,193           183,122          132,999
                                                              -----------       -----------   --------------
                    TOTAL CURRENT LIABILITIES                   1,348,872         1,548,257        1,107,170
                                                              -----------       -----------   --------------
PROVISIONS RELATED TO FUTURE FEDERAL INCOME TAXES
  AND OTHER DEFERRED CREDITS
 Accumulated deferred federal income tax                        2,306,304         2,307,835        2,299,834
 Accumulated deferred investment tax credits                      157,110           163,680          165,850
 Other deferred credits                                           113,455           119,727          100,892
                                                              -----------       -----------   --------------

                       TOTAL DEFERRED CREDITS                   2,576,869         2,591,242        2,566,576
                                                              -----------       -----------   --------------
                                        TOTAL                 $14,523,212       $14,722,518      $14,321,204
                                                              ===========       ===========   ==============

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                         CONSOLIDATED INCOME STATEMENT
                         -----------------------------
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
            ------------------------------------------------------

                                                             1998           1997
                                                             ----           ----
                                                           (THOUSANDS OF DOLLARS)
Operating revenues
 Electric                                                 $1,818,856    $1,786,147
 Gas                                                         139,928       157,623
 Steam                                                        62,946        67,258
 Non-utility                                                  39,893        16,310
                                                          ----------    ----------
                   TOTAL OPERATING REVENUES                2,061,623     2,027,338
                                                          ----------    ----------

OPERATING EXPENSES
 Purchased power                                             322,123       337,088
 Fuel                                                        203,186       188,708
 Gas purchased for resale                                     61,230        62,710
 Other operations                                            273,265       272,604
 Maintenance                                                 115,259       106,229
 Depreciation and amortization                               130,206       126,451
 Taxes, other than federal income tax                        326,063       312,722
 Federal income tax                                          191,888       186,043
                                                          ----------    ----------
                   TOTAL OPERATING EXPENSES                1,623,220     1,592,555
                                                          ----------    ----------

OPERATING INCOME                                             438,403       434,783

OTHER INCOME (DEDUCTIONS)
 Investment income                                             1,961         2,599
 Allowance for equity funds used during construction             647           756
 Other income less miscellaneous deductions                  (10,282)         (515)
 Federal income tax                                            1,228           643
                                                          ----------    ----------
                         TOTAL OTHER INCOME                   (6,446)        3,483
                                                          ----------    ----------

INCOME BEFORE INTEREST CHARGES                               431,957       438,266

Interest on long-term debt                                    76,821        80,330
Other interest                                                 3,913         3,262
Allowance for borrowed funds used during construction           (332)         (371)
                                                          ----------    ----------
                       NET INTEREST CHARGES                   80,402        83,221
                                                          ----------    ----------

PREFERRED STOCK DIVIDEND REQUIREMENTS                          4,537         4,601
                                                          ----------    ----------

NET INCOME FOR COMMON STOCK                               $  347,018    $  350,444
                                                          ==========    ==========

COMMON SHARES OUTSTANDING  AVERAGE (000)                     233,628       235,030

BASIC AND DILUTED EARNINGS PER SHARE                           $1.49         $1.49
                                                          ==========    ==========
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                   $0.53        $0.525
                                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                         CONSOLIDATED INCOME STATEMENT
                         -----------------------------
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
            ------------------------------------------------------

                                                             1998           1997
                                                             ----           ----
                                                           (THOUSANDS OF DOLLARS)
Operating revenues
 Electric                                                 $4,396,499    $4,283,463
 Gas                                                         735,660       826,019
 Steam                                                       255,747       291,708
 Non-utility                                                  87,805        49,791
                                                          ----------    ----------
                   TOTAL OPERATING REVENUES                5,475,711     5,450,981
                                                          ----------    ----------

OPERATING EXPENSES
 Purchased power                                           1,004,799     1,004,017
 Fuel                                                        461,610       462,488
 Gas purchased for resale                                    337,571       403,915
 Other operations                                            838,483       839,560
 Maintenance                                                 365,943       367,251
 Depreciation and amortization                               387,729       375,248
 Taxes, other than federal income tax                        918,697       888,533
 Federal income tax                                          319,864       301,974
                                                          ----------    ----------
                   TOTAL OPERATING EXPENSES                4,634,696     4,642,986
                                                          ----------    ----------

OPERATING INCOME                                             841,015       807,995

OTHER INCOME (DEDUCTIONS)
 Investment income                                             7,945         6,577
 Allowance for equity funds used during construction           1,734         4,076
 Other income less miscellaneous deductions                   (9,747)       (1,241)
 Federal income tax                                              774          (956)
                                                          ----------    ----------
                         TOTAL OTHER INCOME                      706         8,456
                                                          ----------    ----------

INCOME BEFORE INTEREST CHARGES                               841,721       816,451

Interest on long-term debt                                   232,864       238,274
Other interest                                                15,226        10,963
Allowance for borrowed funds used during construction           (889)       (1,998)
                                                          ----------    ----------
                       NET INTEREST CHARGES                  247,201       247,239
                                                          ----------    ----------

PREFERRED STOCK DIVIDEND REQUIREMENTS                         13,609        13,808
                                                          ----------    ----------

NET INCOME FOR COMMON STOCK                               $  580,911    $  555,404
                                                          ==========    ==========

COMMON SHARES OUTSTANDING  AVERAGE (000)                     234,679       235,016

BASIC AND DILUTED EARNINGS PER SHARE                           $2.48         $2.36
                                                          ==========    ==========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                   $1.59        $1.575
                                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                         CONSOLIDATED INCOME STATEMENT
                         -----------------------------
            FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
            -------------------------------------------------------

                                                             1998           1997
                                                             ----           ----
                                                           (THOUSANDS OF DOLLARS)
Operating revenues
 Electric                                                 $5,748,611    $5,585,861
 Gas                                                       1,003,521     1,069,676
 Steam                                                       355,838       377,948
 Non-utility                                                 112,911        93,192
                                                          ----------    ----------
                   TOTAL OPERATING REVENUES                7,220,881     7,126,677
                                                          ----------    ----------

OPERATING EXPENSES
 Purchased power                                           1,350,370     1,316,727
 Fuel                                                        595,946       585,544
 Gas purchased for resale                                    486,253       549,304
 Other operations                                          1,123,626     1,154,643
 Maintenance                                                 473,480       476,586
 Depreciation and amortization                               515,935       497,868
 Taxes, other than federal income tax                      1,211,319     1,168,247
 Federal income tax                                          395,612       370,865
                                                          ----------    ----------
                   TOTAL OPERATING EXPENSES                6,152,541     6,119,784
                                                          ----------    ----------

OPERATING INCOME                                           1,068,340     1,006,893

OTHER INCOME (DEDUCTIONS)
 Investment income                                            13,582        10,219
 Allowance for equity funds used during construction           2,106         5,404
 Other income less miscellaneous deductions                  (12,606)       (4,685)
 Federal income tax                                             (268)       (1,195)
                                                          ----------    ----------
                         TOTAL OTHER INCOME                    2,814         9,743
                                                          ----------    ----------

INCOME BEFORE INTEREST CHARGES                             1,071,154     1,016,636

Interest on long-term debt                                   312,748       315,663
Other interest                                                21,347        14,235
Allowance for borrowed funds used during construction         (1,072)       (2,621)
                                                          ----------    ----------
                       NET INTEREST CHARGES                  333,023       327,277
                                                          ----------    ----------

PREFERRED STOCK DIVIDEND REQUIREMENTS                         18,144        18,418
                                                          ----------    ----------

NET INCOME FOR COMMON STOCK                               $  719,987    $  670,941
                                                          ==========    ==========

COMMON SHARES OUTSTANDING  AVERAGE (000)                     234,788       235,009

BASIC AND DILUTED EARNINGS PER SHARE                           $3.07         $2.85
                                                          ==========    ==========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                  $2.115        $2.095
                                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             -----------------------------------------------------

                                                                    1998       1997
                                                                    ----       ----
                                                                (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
  Net income applicable to common stock                         $ 580,911   $ 555,404
  PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
   Depreciation and amortization                                  387,729     375,248
   Deferred recoverable fuel costs                                 76,890      44,063
   Federal income tax deferred                                     95,510      56,250
   Common equity component of allowance
     for funds used during construction                            (1,687)     (3,959)
   Other non-cash credits                                          (4,696)     18,968
  CHANGES IN ASSETS AND LIABILITIES
    Accounts receivable  customer, less
     allowance for uncollectibles                                 (37,124)        183
    Regulatory accounts receivable                                   (765)     35,384
    Materials and supplies, including fuel
     and gas in storage                                            12,286      24,829
    Prepayments, other receivables and
     other current assets                                        (151,758)   (158,956)
    Enlightened Energy program costs                               38,103      21,554
    Power contract termination costs                              (54,435)    (48,215)
    Cost of removal less salvage                                      904      27,126
    Accounts payable                                              (76,021)    (14,243)
    Accrued income taxes                                           80,669     101,516
    Other-net                                                      31,450     (87,096)
                                                                ---------   ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES                     977,966     948,056
                                                                ---------   ---------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
    Construction expenditures                                    (414,249)   (433,661)
    Nuclear fuel expenditures                                      (4,462)    (10,402)
    Contributions to nuclear decommissioning trust                (15,976)    (19,174)
    Common equity component of allowance
     for funds used during construction                             1,687       3,959
                                                                ---------   ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES
      INCLUDING CONSTRUCTION                                     (433,000)   (459,278)
                                                                ---------   ---------

FINANCING ACTIVITIES INCLUDING DIVIDENDS
    Repurchase of common stock                                   (102,178)          -
    Issuance of long-term debt                                    460,000     150,000
    Retirement of long-term debt                                 (100,000)   (103,626)
    Advance refunding of long-term debt                          (705,240)          -
    Issuance and refunding costs                                   (8,544)     (2,013)
    Funds held for refunding of debt                              328,874           -
    Funds held for redemption of preferred stock                  (74,156)          -
    Common stock dividends                                       (373,356)   (370,155)
                                                                ---------   ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES
      INCLUDING DIVIDENDS                                        (574,600)   (325,794)
                                                                ---------   ---------

NET DECREASE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                                 (29,634)    162,984

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                  183,458     106,882
                                                                ---------   ---------

CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30             $ 153,824   $ 269,866
                                                                =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
    Interest                                                    $ 240,016   $ 247,138
    Income taxes                                                  145,935     147,387

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON, INC.
                           -------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
            FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
            -------------------------------------------------------

                                                           1998        1997
                                                           ----        ----
                                                        (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
  Net income applicable to common stock                $  719,987   $  670,941
  PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
   Depreciation and amortization                          515,935      497,868
   Deferred recoverable fuel costs                         35,988      (26,171)
   Federal income tax deferred                             61,880       46,090
   Common equity component of allowance
     for funds used during construction                    (2,049)      (5,212)
   Other non-cash credits                                  (6,396)      28,229
  CHANGES IN ASSETS AND LIABILITIES
    Accounts receivable  customer, less
     allowance for uncollectibles                         (74,466)      21,892
    Regulatory accounts receivable                         10,930       23,488
    Materials and supplies, including fuel
     and gas in storage                                    19,281        9,094
    Prepayments, other receivables and
     other current assets                                 (23,821)     (33,559)
    Enlightened Energy program costs                       32,460       15,143
    Power contract termination costs                      (79,939)     (70,743)
    Cost of removal less salvage                          (14,671)      39,113
    Accounts payable                                      (52,779)      62,954
    Accrued income taxes                                    2,978        3,338
    Other-net                                             104,720      (44,104)
                                                       ----------   ----------
     NET CASH FLOWS FROM OPERATING ACTIVITIES           1,250,038    1,238,361
                                                       ----------   ----------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
    Construction expenditures                            (634,809)    (630,047)
    Nuclear fuel expenditures                              (8,639)     (57,884)
    Contributions to nuclear decommissioning trust        (18,103)     (21,301)
    Common equity component of allowance
     for funds used during construction                     2,049        5,212
                                                       ----------   ----------
     NET CASH FLOWS FROM INVESTING ACTIVITIES
      INCLUDING CONSTRUCTION                             (659,502)    (704,020)
                                                       ----------   ----------

FINANCING ACTIVITIES INCLUDING DIVIDENDS
    Repurchase of common stock                           (102,178)           -
    Issuance of long-term debt                            790,000      300,000
    Retirement of long-term debt                         (102,630)    (179,715)
    Advance refunding of long-term debt                  (705,240)           -
    Issuance and refunding costs                          (15,461)      (9,688)
    Funds held for redemption of preferred stock          (74,156)           -
    Common stock dividends                               (496,913)    (492,351)
                                                       ----------   ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES
      INCLUDING DIVIDENDS                                (706,578)    (381,754)
                                                       ----------   ----------

NET DECREASE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                        (116,042)     152,587

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1          269,866      117,279
                                                       ----------   ----------

CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30    $  153,824   $  269,866
                                                       ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
    Interest                                           $  303,188   $  302,720
    Income taxes                                          334,179      324,387

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 ---------------------------------------------
                                 BALANCE SHEET
                                 -------------
       AS AT SEPTEMBER 30, 1998, DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
       ------------------------------------------------------------------

                                                                     As At
                                                                 ---------------
                                                 Sept. 30, 1998   Dec. 31, 1997   Sept. 30, 1997
                                                 ---------------  --------------  --------------
                                                             (Thousands of Dollars)
ASSETS

UTILITY PLANT, AT ORIGINAL COST
 Electric                                         $11,944,613      $11,743,745     $11,791,029
 Gas                                                1,807,946        1,741,562       1,713,438
 Steam                                                594,841          576,206         566,576
 General                                            1,203,783        1,203,427       1,194,314
                                                  -----------      -----------     -----------
   Total                                           15,551,183       15,264,940      15,265,357
  Less: Accumulated depreciation                    4,630,649        4,392,377       4,493,341
                                                  -----------      -----------     -----------
   Net                                             10,920,534       10,872,563      10,772,016
 Construction work in progress                        315,912          292,218         278,244
 Nuclear fuel assemblies and components,
  less accumulated amortization                       105,113          102,321          99,498
                                                  -----------      -----------     -----------
                        NET UTILITY PLANT          11,341,559       11,267,102      11,149,758
                                                  -----------      -----------     -----------

CURRENT ASSETS
 Cash and temporary cash investments                   69,170          183,458         269,866
 Funds held for redemption of preferred stock          74,156                -               -
 Funds held for refunding of debt                           -          328,874               -
 Accounts receivable  customer, less
  allowance for uncollectible accounts
  of $22,798, $21,600 and $21,674                     600,580          581,163         543,821
 Other receivables                                     44,521           60,759          62,921
 Regulatory accounts receivable                          (917)          (1,682)         10,013
 Fuel, at average cost                                 29,324           53,697          41,894
 Gas in storage, at average cost                       49,208           37,209          49,099
 Materials and supplies, at average cost              188,735          191,759         198,667
 Prepayments                                          240,787           75,516         201,729
 Other current assets                                  17,922           16,457          16,021
                                                  -----------      -----------     -----------
                       TOTAL CURRENT ASSETS         1,313,486        1,527,210       1,394,031
                                                  -----------      -----------     -----------

INVESTMENTS AND NONUTILITY PROPERTY                   253,758          292,397         230,789
                                                  -----------      -----------     -----------

DEFERRED CHARGES
 Enlightened Energy program costs                      79,704          117,807         112,164
 Unamortized debt expense                             134,605          126,085         123,273
 Recoverable fuel costs                                21,411           98,301          57,399
 Power contract termination costs                      70,282           80,978          54,330
 Other deferred charges                               248,867          239,559         268,779
                                                  -----------      -----------     -----------

                     TOTAL DEFERRED CHARGES           554,869          662,730         615,945
                                                  -----------      -----------     -----------

REGULATORY ASSET - FUTURE FEDERAL
 INCOME TAXES                                         860,841          973,079         930,681
                                                  -----------      -----------     -----------

                                      TOTAL       $14,324,513      $14,722,518     $14,321,204
                                                  ===========      ===========     ===========

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 ---------------------------------------------
                                 BALANCE SHEET
                                 -------------
       AS AT SEPTEMBER 30, 1998, DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
       ------------------------------------------------------------------

                                                                                  As At
                                                          -----------------------------------------------------
                                                            Sept. 30, 1998     Dec. 31, 1997    Sept. 30, 1997
                                                            --------------     -------------    --------------
                                                                           (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock                                                $ 1,482,342        $ 1,482,351       $ 1,478,840
  Repurchased CEI common stock                                   (102,178)                 -                 -
  Retained earnings                                             4,506,481          4,484,703         4,469,185
  Capital stock expense                                           (36,759)           (36,975)          (36,249)
                                                              -----------        -----------      ------------
TOTAL COMMON SHAREHOLDERS' EQUITY                               5,849,886          5,930,079         5,911,776
                                                              -----------        -----------      ------------
 Preferred stock
   Subject to mandatory redemption
    7.20%   Series I                                               47,500             47,500            47,500
    6-1/8%  Series J                                               37,050             37,050            37,050
                                                              -----------        -----------      ------------
   TOTAL SUBJECT TO MANDATORY REDEMPTION                           84,550             84,550            84,550
                                                              -----------        -----------      ------------
   Other preferred stock
   $ 5 Cumulative Preferred                                       175,000            175,000           175,000
     5-3/4%  Series  A                                              7,061              7,061             7,061
     5-1/4%  Series  B                                             13,844             13,844            13,844
     4.65% Series  C                                               15,330             15,330            15,330
     4.65% Series  D                                               22,233             22,233            22,233
     6% Convertible Series  B                                           -                  -             4,326
                                                              -----------        -----------      ------------
                                TOTAL OTHER PREFERRED STOCK       233,468            233,468           237,794
                                                              -----------        -----------      ------------
                                      TOTAL PREFERRED STOCK       318,018            318,018           322,344
                                                               -----------       -----------       -----------
 Long-term debt                                                 4,047,837          4,188,906         4,288,837
                                                              -----------        -----------      ------------
                                       TOTAL CAPITALIZATION    10,215,741         10,437,003        10,522,957
                                                              -----------        -----------       -----------


NONCURRENT LIABILITIES
  Obligations under capital leases                                 37,771             39,879            40,575
  Other noncurrent liabilities                                    158,235            106,137            83,926
                                                              -----------        -----------      ------------
                                TOTAL NONCURRENT LIABILITIES      196,006            146,016           124,501
                                                              -----------        -----------      ------------


CURRENT LIABILITIES
  Long-term debt due within one year                              325,000            529,385           102,630
  Accounts payable                                                356,947            440,114           416,872
  Customer deposits                                               177,023            161,731           161,548
  Accrued taxes                                                   155,244             65,736           145,440
  Accrued interest                                                 70,397             85,613            67,336
  Accrued wages                                                    82,691             82,556            80,345
  Other current liabilities                                       176,654            183,122           132,999
                                                              -----------        -----------      ------------
                                  TOTAL CURRENT LIABILITIES     1,343,956          1,548,257         1,107,170
                                                              -----------        -----------      ------------

PROVISIONS RELATED TO FUTURE FEDERAL INCOME TAXES
 AND OTHER DEFERRED CREDITS
 Accumulated deferred federal income tax                        2,298,301          2,307,835         2,299,834
 Accumulated deferred investment tax credits                      157,110            163,680           165,850
 Other deferred credits                                           113,399            119,727           100,892
                                                              -----------        -----------      ------------
                                     TOTAL DEFERRED CREDITS     2,568,810          2,591,242         2,566,576
                                                              -----------        -----------      ------------
                                                      TOTAL   $14,324,513        $14,722,518       $14,321,204
                                                              ===========        ===========      ============

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 ---------------------------------------------
                            STATEMENT OF CASH FLOWS
            -------------------------------------------------------
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
            -------------------------------------------------------

                                                             1998        1997
                                                             ----        ----
                                                          (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
 Net income                                              $  607,158   $ 569,212
 PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
  Depreciation and amortization                             386,930     375,248
  Deferred recoverable fuel costs                            76,890      44,063
  Federal income tax deferred                                95,510      56,250
  Common equity component of allowance
    for funds used during construction                       (1,687)     (3,959)
  Other non-cash charges                                     (4,696)     18,968
 CHANGES IN ASSETS AND LIABILITIES
   Accounts receivable - customers, less
    allowance for uncollectibles                            (42,341)        183
   Regulatory accounts receivable                              (765)     35,384
   Materials and supplies, including fuel
    and gas in storage                                       15,398      24,829
   Prepayments, other receivables and
    other current assets                                   (156,806)   (158,956)
   Enlightened Energy program costs                          38,103      21,554
   Cost of removal less salvage                             (54,435)    (48,215)
   Power contract termination costs                             904      27,126
   Accounts payable                                         (58,517)    (14,243)
   Accrued income taxes                                      80,508     101,516
   Other - net                                               46,164     (87,092)
                                                         ----------   ---------
    NET CASH FLOWS FROM OPERATING ACTIVITIES              1,028,318     961,868
                                                         ----------   ---------


INVESTING ACTIVITIES INCLUDING CONSTRUCTION
   Construction expenditures                               (414,249)   (433,661)
   Nuclear fuel expenditures                                 (4,462)    (10,402)
   Contributions to nuclear decommissioning trust           (15,976)    (19,174)
   Common equity component of allowance
    for funds used during construction                        1,687       3,959
                                                         ----------   ---------
    NET CASH FLOWS FROM INVESTING ACTIVITIES
     including construction                                (433,000)   (459,278)
                                                         ----------   ---------


FINANCING ACTIVITIES INCLUDING DIVIDENDS
   Repurchase of common stock                              (102,178)          -
   Issuance of long-term debt                               460,000     150,000
   Retirement of long-term debt                            (100,000)   (103,626)
   Advance refunding of long-term debt                     (705,240)          -
   Issuance and refunding costs                              (8,544)     (2,013)
   Funds held for refunding of debt                         328,874           -
   Funds held for redemption of preferred stock             (74,156)          -
   Preferred stock dividends                                (13,602)    (13,812)
   Common stock dividends                                  (373,356)   (370,155)
   Corporate reorganization                                (121,404)          -
                                                         ----------   ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES
     including dividends                                   (709,606)   (339,606)
                                                         ----------   ---------

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS        (114,288)    162,984

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1            183,458     106,882
                                                         ----------   ---------

CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30      $   69,170   $ 269,866
                                                         ==========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest                                              $  240,016   $  247,138
   Income taxes                                             145,935      147,387

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 ---------------------------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
            FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
            -------------------------------------------------------

                                                           1998        1997
                                                           ----        ----
                                                        (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
 Net income                                            $  750,768   $  689,359
 PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
  Depreciation and amortization                           515,136      497,868
  Deferred recoverable fuel costs                          35,988      (26,171)
  Federal income tax deferred                              61,880       46,090
  Common equity component of allowance
    for funds used during construction                     (2,049)      (5,212)
  Other non-cash charges                                   (6,396)      28,229
 CHANGES IN ASSETS AND LIABILITIES
   Accounts receivable - customers, less
    allowance for uncollectibles                          (79,684)      21,892
   Regulatory accounts receivable                          10,930       23,488
   Materials and supplies, including fuel
    and gas in storage                                     22,393        9,094
   Prepayments, other receivables and
    other current assets                                  (28,868)     (33,559)
   Enlightened Energy program costs                        32,460       15,143
   Cost of removal less salvage                           (79,939)     (70,743)
   Power contract termination costs                       (14,671)      39,113
   Accounts payable                                       (35,274)      62,954
   Accrued income taxes                                     2,817        3,338
   Other - net                                            119,500      (44,103)
                                                       ----------   ----------
    NET CASH FLOWS FROM OPERATING ACTIVITIES            1,304,991    1,256,780
                                                       ----------   ----------


INVESTING ACTIVITIES INCLUDING CONSTRUCTION
   Construction expenditures                             (634,809)    (630,047)
   Nuclear fuel expenditures                               (8,639)     (57,884)
   Contributions to nuclear decommissioning trust         (18,103)     (21,301)
   Common equity component of allowance
    for funds used during construction                      2,049        5,212
                                                       ----------   ----------
    NET CASH FLOWS FROM INVESTING ACTIVITIES
     including construction                              (659,502)    (704,020)
                                                       ----------   ----------


FINANCING ACTIVITIES INCLUDING DIVIDENDS
   Repurchase of common stock                            (102,178)           -
   Issuance of long-term debt                             790,000      300,000
   Retirement of long-term debt                          (102,630)    (179,715)
   Advance refunding of long-term debt                   (705,240)           -
   Issuance and refunding costs                           (15,461)      (9,688)
   Common stock dividends                                (496,913)    (492,351)
   Funds held for redemption of preferred stock           (74,156)           -
   Preferred stock dividends                              (18,203)     (18,419)
   Corporate reorganization                              (121,404)           -
                                                       ----------   ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES
     INCLUDING DIVIDENDS                                 (846,185)    (400,173)
                                                       ----------   ----------

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS      (200,696)     152,587

CASH AND TEMPORARY CASH INVESTMENTS AT OCTOBER 1          269,866      117,279
                                                       ----------   ----------
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30    $   69,170   $  269,866
                                                       ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest                                            $  303,188   $  302,720
   Income taxes                                           334,179      324,387

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 ---------------------------------------------
                               INCOME STATEMENT
                               ----------------
                THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                ----------------------------------------------

                                                             1998         1997
                                                             ----          ----
                                                          (THOUSANDS OF DOLLARS)
Operating revenues
 Electric                                                $ 1,839,330   $ 1,786,147
 Gas                                                         139,928       157,623
 Steam                                                        62,946        67,258
 Non-utility                                                       -        16,310
                                                         -----------   -----------
                  TOTAL OPERATING REVENUES                 2,042,204     2,027,338
                                                         -----------   -----------


OPERATING EXPENSES
 Purchased power                                             321,756       337,088

 Fuel                                                        203,186       188,708
 Gas purchased for resale                                     48,844        62,710
 Other operations                                            261,829       272,604
 Maintenance                                                 115,259       106,229
 Depreciation and amortization                               129,876       126,451

 Taxes, other than federal income tax                        325,825       312,722
 Federal income tax                                          193,560       186,043
                                                         -----------   -----------
                  TOTAL OPERATING EXPENSES                 1,600,135     1,592,555
                                                         -----------   -----------

OPERATING INCOME                                             442,069       434,783

OTHER INCOME (DEDUCTIONS)

 Investment income                                               700         2,599
 Allowance for equity funds used during construction             647           756
 Other income less miscellaneous deductions                       88          (515)
 Federal income tax                                           (2,243)          643
                                                         -----------   -----------
                        TOTAL OTHER INCOME                      (808)        3,483
                                                         -----------   -----------


INCOME BEFORE INTEREST CHARGES                               441,261       438,266

Interest on long-term debt                                    76,821        80,330
Other interest                                                 3,913         3,262
Allowance for borrowed funds used during construction           (332)         (371)
                                                         -----------   -----------
                      NET INTEREST CHARGES                    80,402        83,221
                                                         -----------   -----------

NET INCOME                                                   360,859       355,045
PREFERRED STOCK DIVIDEND REQUIREMENTS                          4,537         4,601
                                                         -----------   -----------
NET INCOME FOR COMMON STOCK                              $   356,322   $   350,444
                                                         ===========   ===========

CON EDISON SALES
 Electric (Thousands of kilowatthours)
  Con Edison customers                                    10,329,213    11,093,900
  Delivery service to NYPA and others                      3,734,872     2,311,169
  Service for municipal agencies                             187,278       132,588
                                                         -----------   -----------
    Total sales in service territory                      14,251,363    13,537,657
  Off-system and ESCO sales                                1,660,022       839,518
 Gas (dekatherms)
  Firm sales and transportation                            9,936,190    10,231,594
  Off-peak firm/interruptible                              2,816,428     4,147,786
                                                         -----------   -----------
    Total sales to Con Edison customers                   12,752,618    14,379,380
  Transportation of customer-owned gas
     NYPA                                                  1,929,716     6,982,038
     Other                                                 3,386,724     1,865,160
  Off-system sales                                         7,681,043     5,183,513
                                                         -----------   -----------
    Total sales and transportation                        25,750,101    28,410,091
 Steam (Thousands of pounds)                               6,335,238     5,986,582

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 ---------------------------------------------
                               INCOME STATEMENT
                               ----------------
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                 ---------------------------------------------

                                                               1998           1997
                                                               ----           ----
                                                            (THOUSANDS OF DOLLARS)
Operating revenues
 Electric                                                $  4,420,513   $  4,283,463
 Gas                                                          735,660        826,019
 Steam                                                        255,747        291,708
 Non-utility                                                        -         49,791
                                                         ------------   ------------
                   TOTAL OPERATING REVENUES                 5,411,920      5,450,981
                                                         ------------   ------------


OPERATING EXPENSES
 Purchased power                                            1,002,139      1,004,017

 Fuel                                                         461,610        462,488
 Gas purchased for resale                                     288,587        403,915
 Other operations                                             811,328        839,560
 Maintenance                                                  365,943        367,251
 Depreciation and amortization                                386,930        375,248

 Taxes, other than federal income tax                         918,209        888,533
 Federal income tax                                           325,200        301,974
                                                         ------------   ------------
                   TOTAL OPERATING EXPENSES                 4,559,946      4,642,986
                                                         ------------   ------------

OPERATING INCOME                                              851,974        807,995

OTHER INCOME (DEDUCTIONS)

 Investment income                                              3,409          6,577
 Allowance for equity funds used during construction            1,734          4,076
 Other income less miscellaneous deductions                    (1,877)        (1,241)
 Federal income tax                                              (881)          (956)
                                                         ------------   ------------
                         TOTAL OTHER INCOME                     2,385          8,456
                                                         ------------   ------------


INCOME BEFORE INTEREST CHARGES                                854,359        816,451

Interest on long-term debt                                    232,864        238,274
Other interest                                                 15,226         10,963
Allowance for borrowed funds used during construction            (889)        (1,998)
                                          *              ------------   ------------
                       NET INTEREST CHARGES                   247,201        247,239
                                                         ------------   ------------

NET INCOME                                                    607,158        569,212
PREFERRED STOCK DIVIDEND REQUIREMENTS                          13,609         13,808
                                                         ------------   ------------
NET INCOME FOR COMMON STOCK                              $    593,549   $    555,404
                                                         ============   ============

CON EDISON SALES
 Electric (Thousands of kilowatthours)
  Con Edison customers                                     28,119,679     28,307,154
  Delivery service to NYPA and others                       8,095,102      6,561,475
  Service for municipal agencies                              652,760        643,179
                                                         ------------   ------------
    Total sales in service territory                       36,867,541     35,511,808
  Off-system and ESCO sales                                 2,420,455      1,852,366
 Gas (dekatherms)
  Firm sales and transportation                            64,221,815     69,253,336
  Off-peak firm/interruptible                              14,003,682     17,567,539
                                                         ------------   ------------
    Total sales to Con Edison customers                    78,225,497     86,820,875
  Transportation of customer-owned gas
    NYPA                                                    3,655,251     14,350,668
    Other                                                  10,572,988      5,318,913
  Off-system sales                                         17,613,651      9,944,074
                                                         ------------   ------------
    Total sales and transportation                        110,067,387    116,434,530
 Steam (Thousands of pounds)                               19,861,637     20,924,098

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                 ---------------------------------------------
                               INCOME STATEMENT
                               ----------------
                TWELVE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                -----------------------------------------------

                                                               1998           1997
                                                               ----           ----
                                                            (THOUSANDS OF DOLLARS)
Operating revenues
  Electric                                               $  5,772,626   $  5,585,861
  Gas                                                       1,003,521      1,069,676
  Steam                                                       355,838        377,948
  Non-utility                                                       -         93,192
                                                         ------------   ------------
                   TOTAL OPERATING REVENUES                 7,131,985      7,126,677
                                                         ------------   ------------


OPERATING EXPENSES
  Purchased power                                           1,347,598      1,316,727

  Fuel                                                        595,946        585,544
  Gas purchased for resale                                    412,960        549,304
  Other operations                                          1,092,292      1,154,643
  Maintenance                                                 473,480        476,586
  Depreciation and amortization                               514,637        497,868

  Taxes, other than federal income tax                      1,210,817      1,168,247
  Federal income tax                                          402,330        370,865
                                                         ------------   ------------
                   TOTAL OPERATING EXPENSES                 6,050,060      6,119,784
                                                         ------------   ------------

OPERATING INCOME                                            1,081,925      1,006,893

OTHER INCOME (DEDUCTIONS)

  Investment income                                             8,717         10,219
  Allowance for equity funds used during construction           2,106          5,404
  Other income less miscellaneous deductions                   (4,737)        (4,685)
  Federal income tax                                           (1,852)        (1,195)
                                                         ------------   ------------
                         TOTAL OTHER INCOME                     4,234          9,743
                                                         ------------   ------------


INCOME BEFORE INTEREST CHARGES                              1,086,159      1,016,636

Interest on long-term debt                                    312,748        315,663
Other interest                                                 21,347         14,235
Allowance for borrowed funds used during construction          (1,072)        (2,621)
                                                         ------------   ------------
                       NET INTEREST CHARGES                   333,023        327,277
                                                         ------------   ------------

NET INCOME                                                    753,136        689,359
PREFERRED STOCK DIVIDEND REQUIREMENTS                          18,144         18,418
                                                         ------------   ------------
NET INCOME FOR COMMON STOCK                              $    734,992   $    670,941
                                                         ============   ============



CON EDISON SALES
  Electric (Thousands of kilowatthours)
   Con Edison customers                                    37,340,503     37,242,020
   Delivery service to NYPA and others                     10,327,005      8,704,459
   Service for municipal agencies                             855,477        817,208
                                                         ------------   ------------
     Total sales in service territory                      48,522,985     46,763,687
   Off-system and ESCO sales                                3,067,676      2,722,099
 Gas (dekatherms)
   Firm sales and transportation                           88,462,270     92,484,265
   Off-peak firm/interruptible                             20,347,677     22,954,481
                                                         ------------   ------------
     Total sales to Con Edison customers                  108,809,947    115,438,746
   Transportation of customer-owned gas
      NYPA                                                  6,346,278     14,382,020
      Other                                                12,910,949      6,680,797
   Off-system sales                                        21,628,561     13,835,060
                                                         ------------   ------------
     Total sales and transportation                       149,695,735    150,336,623
  Steam (Thousands of pounds)                              26,360,100     27,176,449

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

NOTE B -  CONTINGENCIES

INDIAN POINT Nuclear generating units similar in design to Con Edison's Indian Point 2 unit have experienced problems that have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested, but the remaining service life of the steam generators is uncertain. The projected service life of the steam generators is reassessed periodically in the light of the inspections made during scheduled outages of the unit. Based on the latest available data and current NRC criteria, Con Edison estimates that steam generator replacement will not be required before 2002. Con Edison has replacement steam generators, which are stored at the site. Replacement of the steam generators would require estimated additional expenditures of approximately $108 million (1997 dollars, exclusive of replacement power costs) and an outage of approximately three months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

NUCLEAR INSURANCE The insurance policies covering Con Edison's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of September 30, 1998, the highest amount that could be assessed for losses during the current policy year under all of the policies was $19 million. While assessments may also be made for losses in certain prior years, Con Edison is not aware of any losses in such years that it believes are likely to result in an assessment.

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

SUPERFUND By its terms Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Con Edison has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by Con Edison (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) that Con Edison will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates Con Edison had accrued at September 30, 1998 a liability of approximately $22.4 million. There will be additional costs with respect to these and possibly other sites, the materiality of which is not presently determinable.

DEC SETTLEMENT In 1994 Con Edison agreed to a consent order settling a civil administrative proceeding instituted by the DEC alleging environmental violations by Con Edison. Pursuant to the consent order, Con Edison has conducted an environmental management systems evaluation and an environmental compliance audit. Con Edison also must implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At September 30, 1998, Con Edison had an accrued liability of $16.6 million for these sites. Expenditures for environmental-related capital projects in the five years 1998-2002, including expenditures to comply with the consent order, are estimated at $148 million. These estimated expenditures do not reflect divestiture by Con Edison of generating plants pursuant to the Settlement Agreement (see Note A to the financial statements included in the 1997 Form 10-K) or otherwise.

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

     This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1997 (File Nos. 1-14514 and 1-1217, the 1997 Form 10-K) and the combined CEI and Con Edison Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1998 and June 30, 1998 (the earlier 1998 Form 10-Qs). Reference is also made to the notes to the financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

     Con Edison's cash balances reflect, among other things, the timing and amount of external financing and the January 1, 1998 corporate reorganization. (See "Corporate Structure" in Item 1 of the 1997 Form 10-K.)

     Con Edison initiated a $500 million commercial paper program in January 1998. The highest amount outstanding during the nine months ended September 30, 1998 was $269 million. There was no commercial paper outstanding at September 30, 1998.

     Con Edison's interest coverage for the 12 months ended September 30, 1998 was 4.27 times, compared with 4.09 times for the year 1997 and 4.05 times for the 12 months ended September 30, 1997. The increase in interest coverage reflects higher pre-tax income and lower interest charges resulting from the Company's debt refinancings.

     In September 1998 Con Edison issued $75 million of 6.90 percent 30-year taxable debentures to refund (in November 1998), at a lower after-tax cost, 5-3/4 percent Series A, 5-1/4 percent Series B and 7.20 percent Series I preferred stock.

     For information about securities refunded by Con Edison during the first half of 1998, see "Liquidity and Capital Resources Refundings" in Item 7 of the 1997 Form 10-K and "Liquidity and Capital Resources" in Part I, Item 2 of the earlier 1998 Form 10-Qs.

  In May 1998 CEI commenced its common stock repurchase program. Through September 30, 1998, approximately 2.3 million shares were repurchased by Con Edison at a cost of $102.2 million.

  Con Edison's equivalent number of days of revenue outstanding as customer accounts receivable was 27.3 days at September 30, 1998 compared with 28.2 days at December 31, 1997 and 25.4 days at September 30, 1997.

     Recoverable fuel costs amounted to $21.4 million at September 30, 1998 compared with $98.3 million at December 31, 1997 and $57.4 million at September 30, 1997, reflecting the ongoing recovery of previously deferred amounts through the fuel adjustment clause and the changes in purchased power, fuel and gas purchased for resale, as discussed below under "Results of Operations."

TRANSITION TO COMPETITION

     Reference is made to (i) "Liquidity and Capital Resources - Competition and Industry Restructuring and PSC Settlement Agreement" in Item 7, "Electric Facilities - Generating Facilities" in Item 2 and "Challenges to the Settlement Agreement" in Item 3 of the 1997 Form 10-K, (ii) "Liquidity and Capital Resources - Transition to Competition" in Part I, Item 2 of the earlier 1998 Form 10-Qs and (iii) Part II, Item 1 (Legal Proceedings) of this report for information about the September 1997 Settlement Agreement among Con Edison, the staff of the New York State Public Service Commission (PSC) and certain other parties (the Settlement Agreement) and additional matters.

     In July 1998 the PSC issued an order (the Divestiture Order) authorizing Con Edison to auction all of its New York City fossil-fueled electric generating capacity (approximately 5,500 MW). The auction process commenced in August 1998. Sales of generating capacity will be subject to PSC approval and contingent upon an independent system operator being operational in New York State.

     In August 1998 the PSC also approved a proposal pursuant to which Con Edison affiliates would not participate in the auction and Con Edison would be permitted to apply up to $50 million of any net after-tax gains resulting from divestiture of its in-City capacity, jointly-owned Bowline Point and Roseton generation stations and potential generating sites (which are also required to be sold pursuant to the Divestiture Order) to reduce Con Edison's unrecovered investment in Indian Point 2. The net after-tax gain to be applied would be in excess of the $50 million of any net after-tax gain that under the Settlement Agreement would be retained by shareholders.

     The Settlement Agreement provides that the potential disallowance of recovery by Con Edison of stranded costs attributable to contracts with non-utility generators will be limited to the lower of (i) 10 percent of the above-market costs (as determined in 2002) or (ii) $300 million (in 2002 dollars), subject to certain offsets. In October 1998 the PSC authorized Con Edison to defer payments related to the 1997 termination of contracts for 42.5 MW of capacity and allowed Con Edison to offset the potential disallowance by approximately $115 million (in 2002 dollars). The offset would be reduced if Con Edison retains revenues relating to capciaty costs avoided as areulst of the terminations (which costs are reflected in Con Edison's current rates) and for any replacement capacity costs that Con Edison recovers in rates.

     In October 1998 the PSC approved a long-range plan for Con Edison's steam system. The plan includes divestiture of two electric and steam generating stations (for which a detailed plan must be submitted within four months), sale of certain property that has been held for future plant construction and further studies on the future structure of the steam business.

  In October 1998 Con Edison agreed with the union representing approximately two-thirds of Con Edison's employees to extend our collective bargaining agreement to June 2002. The agreement, which is subject to ratification by vote of the employees, addresses, among other things, the effects on the employees of the generating capacity divestiture.

ACQUISITION

  In May 1998 CEI agreed to acquire Orange and Rockland Utilities, Inc. (O&R) for cash at a price of $58.50 per share of O&R common stock (approximately $790 million in aggregate) pursuant to an Agreement and Plan of Merger among the parties. The acquisition is to be accomplished through the merger of C Acquisition Corp., a CEI subsidiary, with O&R. The transaction is subject to certain conditions, including the approvals, petitions for which have been filed, of the New York, New Jersey and Pennsylvania utility regulators and FERC and the approval of the Securities and Exchange Commission. The transaction has been approved by O&R's shareholders and is not subject to the approval of CEI's shareholders.

FINANCIAL MARKET RISKS

     Reference is made to "Liquidity and Capital Resources - Financial Market Risks" in Item 7 of the 1997 Form 10-K and Part I, Item 2 of the earlier 1998 Form 10-Qs for information about CEI and Con Edison's financial market risks and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (which will apply to the Company beginning January 1, 2000). Currently, CEI and its consolidated subsidiaries, including Con Edison, enter into derivative transactions only when such transactions meet the criteria for hedging and qualify for deferred accounting treatment. See Note A to the financial statements included in Item 8 of the 1997 Form 10-K. At September 30, 1998, CEI had no derivative instruments outstanding and neither the fair value of its subsidiaries' derivative instruments outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the Company.

NUCLEAR GENERATION

     Reference is made to (i) "Electric Facilities - Generating Facilities" in
Item 2 and "Liquidity and Capital Resources - Nuclear Generation and 1995 Electric Rate Agreement - Partial Pass-Through Fuel Adjustment Clause (PPFAC)" in Item 7 of the 1997 Form 10-K and (ii) "Liquidity and Capital Resources - Nuclear Generation" in Part 1, Item 2 of the earlier 1998 Form 10-Qs, for information about Con Edison's Indian Point 2 nuclear generating unit, which returned to service in early September 1998.

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

YEAR 2000 ISSUES AND CONSEQUENCES

     The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. These computer programs do not properly recognize a year that begins with "20" instead of the familiar "19."
If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known.

     In 1995 Con Edison began a program to address its Year 2000 issues. An inventory and assessment of Con Edison's company-developed systems, vender-developed systems, technology infrastructure and telecommunications infrastructure have been completed. Con Edison expects that necessary changes to company-developed systems that are critical to providing energy service to its customers and an inventory and assessment of the embedded technology in its equipment, machinery and operating systems will be completed by year-end 1998. Con Edison plans that any necessary changes to its other systems, infrastructure and embedded technologies will be completed by June 1999. Con Edison intends to continue to test its Year 2000 readiness throughout 1999. Con Edison estimates that the cost of its program to address Year 2000 issues will be approximately $27 million, of which approximately $20 million has been incurred. The cost is being funded from internally-generated funds and expensed as incurred.

     Con Edison is contacting entities, such as energy, services and material suppliers, that are critical to its ability to provide energy service to its customers, to determine the Year 2000 readiness of these entities. Con Edison has sent inquiries regarding Year 2000 readiness to 4,500 suppliers. No third party has indicated to Con Edison that it has a Year 2000 problem that will have a material adverse effect on Con Edison's business.

     Con Edison expects that its program will be adequate to address its Year 2000 issues, but nevertheless intends to develop a contingency plan in early 1999. There can, of course, be no assurance as to whether the contingency plan will successfully address any contingencies that arise. In the event that Con Edison is unsuccessful in addressing its Year 2000 issues, there could be a material adverse effect on Con Edison's financial condition, results of operations and liquidity.

FORWARD-LOOKING STATEMENTS

  This discussion and analysis includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations, regulatory policies or public policy doctrines, technological developments, any failure of Con Edison or other entities to successfully complete necessary changes to address Year 2000 problems, and other presently unknown or unforeseen factors.

RESULTS OF OPERATIONS

     CEI's net income for common stock for the third quarter ended September 30, 1998 was lower than the corresponding 1997 period by $3.4 million ($.00 per share); for the nine months and 12 months ended September 30, 1998, it was higher than in the corresponding 1997 periods by $25.5 million ($.12 per share) and $49.0 million ($.22 per share), respectively. The variations in earnings for the periods reflect higher electric revenues from warmer than normal summer weather and an improving New York City economy, lower expenses as a result of continued cost reduction programs and voluntary attrition in the labor force, increased outage expenses at Indian Point 2 (which returned to service in early September 1998) and start-up costs associated with CEI's non-utility subsidiaries. Earnings per share reflect the CEI common stock repurchase program discussed above under "Liquidity and Capital Resources." The results of operations of CEI include the results of operations of Con Edison and of the several non-utility subsidiaries of CEI.

                                                                             Increases (Decreases)
                                                 ----------------------------------------------------------------------------
                                                     Three Months Ended        Nine Months Ended       Twelve Months Ended
                                                     September 30, 1998        September 30, 1998       September 30, 1998
                                                        Compared With             Compared With           Compared With
                                                     Three Months Ended        Nine Months Ended        Twelve Months Ended
                                                     September 30, 1997        September 30, 1997       September 30, 1997
                                                     ------------------        ------------------       -------------------
                                                     Amount     Percent        Amount      Percent      Amount      Percent
                                                     ------     -------        ------      -------      ------      -------
                                                                        (Amounts are for CEI and are in Millions)
Operating revenues                                    $ 34.3      1.8 %         $ 24.7       0.5 %       $ 94.2       1.3 %
Purchased power - electric and steam                   (15.0)    (4.4)             0.7       0.1           33.7       2.6
Fuel - electric and steam                               14.5      7.7             (0.9)     (0.2)          10.3       1.8
Gas purchased for resale                                (1.5)    (2.4)           (66.3)    (16.4)         (63.0)    (11.5)
                                                      ------                    ------                   ------

Operating revenues less purchased
    power, fuel and gas purchased for
    resale (Net revenues)                               36.3      2.5             91.2       2.5          113.2       2.4

Other operations and maintenance                         9.7      2.6             (2.4)     (0.2)         (34.1)     (2.1)
Depreciation and amortization                            3.9      3.0             12.5       3.3           18.1       3.6
Taxes, other than federal
    income tax                                          13.3      4.3             30.2       3.4           43.1       3.7
Federal income tax                                       5.8      3.1             17.9       5.9           24.7       6.7
                                                      ------                    ------                   ------

Operating income                                         3.6      0.8             33.0       4.1           61.4       6.1

Other income less deductions and
    related federal income tax                          (9.9)    Large            (7.7)    (91.7)          (6.9)    (71.1)
Net interest charges                                    (2.8)    (3.4)            (0.0)     (0.0)           5.8       1.8

Preferred stock dividend
    requirements                                        (0.1)    (1.4)            (0.2)     (1.4)          (0.3)     (1.5)
                                                      ------                    ------                   ------

Net income for common stock                           $ (3.4)    (1.0) %        $ 25.5       4.6 %       $ 49.0       7.3 %
                                                      ======                    ======                   ======

     CEI's investment in its non-utility subsidiaries was $133.4 million at September 30, 1998. CEI's results of operations include the net after-tax losses of its non-utility subsidiaries as follows (with amounts shown in millions):

                                          1998                 1997
                                       ----------           ----------
                                   Amount   Per Share   Amount   Per Share
                                   -------  ----------  -------  ----------

Third Quarter                       $ (9.9)  $(.04)      $(3.1)   $(.01)
Nine months ended September 30,     $(15.0)  $(.06)      $(7.1)   $(.03)
Twelve Months ended Sept. 30,       $(17.5)  $(.07)      $(7.2)   $(.03)

     The losses shown above reflect the write-off in the third quarter of 1998 of a $10 million investment made by one of CEI's non-utility subsidiaries (which is included in CEI's other income less miscellaneous deductions). For additional information about CEI's non-utility subsidiaries, see "Competitive Businesses and Competition" in Item 1 of the 1997 Form 10-K.

THIRD QUARTER 1998 COMPARED WITH
THIRD QUARTER 1997

     CEI's net revenues (operating revenues less purchased power, fuel and gas purchased for resale) increased $36.3 million in the third quarter of 1998 compared with the 1997 period. Electric and non-utility net revenues increased $50.4 million and $6.3 million, respectively. Gas and steam net revenues decreased $19.8 and $0.6 million, respectively.

     Electric net revenues in the 1998 period were higher than in the 1997 period primarily as a result of higher sales, reflecting warmer weather and an improving economy in the 1998 period, offset in part by the $107.5 million annualized rate reductions that went into effect in January and April 1998. See "Liquidity and Capital Resources - PSC Settlement Agreement - Rate Plan" in Item 7 of the 1997 Form 10-K.

  Gas net revenues in the 1997 period include $9.2 million for customer service and system improvement incentives that, pursuant to the 1997 gas rate agreement, were discontinued effective October 1, 1997. Gas net revenues in the 1997 period also include a gas distribution incentive of $10.8 million. Con Edison is eligible for a 1998 gas distribution incentive; the amount of the incentive is subject to review by the PSC and is expected to be set later in 1998.

     Con Edison's electric sales, excluding off-system sales, in the 1998 period compared with the 1997 period were:

                                                     MILLIONS OF KWHRS.
                                  3RD QUARTER     3RD QUARTER                    PERCENT
    DESCRIPTION                       1998            1997        VARIATION     VARIATION
Residential/Religious                3,589           3,433           156          4.5 %
Commercial/Industrial                6,562           7,485          (923)      (12.3) %
Other                                178               176             2         1.1  %

Total Con Edison Customers          10,329          11,094          (765)       (6.9) %

NYPA, Municipal Agency
   and Other Sales                   3,922           2,444         1,478         60.5 %

Total Service Area                  14,251          13,538           713          5.3 %

  The decline in sales to Con Edison customers is attributable to the Retail Choice program. Under the program, which began in June 1998, customers may purchase electricity from other power providers. Included in "NYPA, Municipal Agency and Other Sales" in the 1998 period is the delivery by Con Edison of 1,306 million KWhrs. under its Retail Choice program. See "Liquidity and Capital Resources Transition to Competition", above.

     For the 1998 period, Con Edison's firm gas sales volume, including firm transportation, decreased 2.9 percent and interruptible sales decreased 32.1 percent compared with the 1997 period. The decrease in interruptible sales results principally from increased purchases of gas by Con Edison customers from other suppliers. Transportation of customer-owned gas (other than gas transported for the New York Power Authority), which comprised approximately 13 percent of the gas Con Edison sold or transported to customers in the 1998 period, increased 82 percent. See "Gas Operations - Gas Sales" in Item 1 of the 1997 Form 10-K.

     Steam sales volume increased 5.8 percent compared with the 1997 period as a result of the warmer summer weather in 1998.

     After adjusting for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory increased
3.4 percent in the 1998 period, firm gas sales volume (including firm transportation) decreased 2.8 percent and steam sales volume decreased 1.4 percent.

     Electric fuel costs increased $20.6 million in the 1998 period due to an increase in the unit cost of fuel. Electric purchased power costs decreased in the 1998 period due to lower unit cost, partially offset by higher purchased volumes. The variations in electric fuel and purchased power costs reflect the greater availability of Indian Point 2 in the 1997 period than in the 1998 period. Steam fuel costs decreased $6.1 million in the 1998 period due to lower unit cost. Steam purchased power costs increased $2.3 million due to higher unit cost and higher purchased volumes. Con Edison's gas purchased for resale decreased, reflecting lower sendout.

     CEI's other operations and maintenance expense increased, reflecting the increased expenses of its non-regulated subsidiaries. Con Edison's other operations and maintenance expenses decreased in the 1998 period compared with the 1997 period, due primarily to lower pension expense partially offset by the Indian Point 2 outage that ended in early September 1998 and higher distribution expenses.

     Depreciation and amortization increased in the 1998 period due principally to higher plant balances.

     Taxes other than federal income tax increased in the 1998 period due to higher property taxes.

     Federal income tax increased in the 1998 period due to higher taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 1997

  CEI's net revenues increased $91.2 million in the nine months ended September 30, 1998 compared with the 1997 period. Electric, steam and non-utility net revenues increased $102.3 million, $1.5 million and $11.5 million, respectively. Gas net revenues decreased $24.1 million.

  Electric net revenues in the 1998 period were higher than in the corresponding 1997 period primarily as a result of higher sales, reflecting warmer summer weather and an improving economy in the 1998 period, offset in part by the rate reductions that went into effect in January and April 1998.

     Gas net revenues in the 1997 period include $20 million for incentives. No incentives have been accrued for the 1998 period.

Con Edison's electric sales, excluding off-system sales, in the 1998 period compared with the 1997 period were:

                                                      MILLIONS OF KWHRS.
                                   NINE MONTHS     NINE MONTHS
                                      ENDED           ENDED                       PERCENT
    DESCRIPTION                   SEPT. 30,1998   SEPT. 30, 1997   VARIATION     VARIATION
Residential/Religious                 8,671           8,382              289         3.4%
Commercial/Industrial                18,954          19,461             (507)      (2.6)%
Other                                 495               464               31         6.7%

Total Con Edison Customers           28,120          28,307             (187)      (0.7)%

NYPA, Municipal Agency
 and Other Sales                      8,748           7,205            1,543        21.4%

           Total Service Area        36,868          35,512            1,356         3.8%

  Included in "NYPA, Municipal Agency and Other Sales" in the 1998 period is the delivery by Con Edison of 1,326 million KWhrs. under the Retail Choice program.

  For the 1998 period, Con Edison's firm gas sales volume, including firm transportation, decreased 7.3 percent and interruptible sales decreased 20.3 percent compared with the 1997 period, as a result of warmer winter weather in 1998. Under the gas rate agreements covering the 1998 and 1997 periods, most weather related variations in firm gas sales and transportation did not affect earnings. The decrease in interruptible sales results principally from increased purchases of gas by Con Edison customers from other suppliers. Transportation of customer-owned gas (other than gas transported for the New York Power Authority), which comprised approximately ten percent of the gas Con Edison sold or transported to customers in the 1998 period, increased 99 percent. See "Gas Operations - Gas Sales" In Item 1 of the 1997 Form 10-K.

     Steam sales volume decreased 5.1 percent compared with the 1997 period, as a result of the milder winter weather in 1998.

  After adjusting for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory increased 2.8 percent in the 1998 period, firm gas sales volume (including firm transportation) decreased 0.4 percent and steam sales volume decreased 1.9 percent.

  Electric fuel costs increased $38.4 million in the 1998 period due to an increase in the unit cost of fuel, partially offset by lower electric generation. Electric purchased power costs decreased in the 1998 period due to lower unit cost, partially offset by higher purchased volumes. Steam fuel costs decreased $39.3 million in the 1998 period due to decreased generation of steam and lower unit cost. Steam purchased power costs increased $1.8 million due to higher unit cost. Con Edison's gas purchased for resale decreased, reflecting lower sendout and a lower unit cost.

  Con Edison's other operations and maintenance expenses decreased in the 1998 period compared with the 1997 period, due primarily to lower pension and retiree benefit expenses, continued cost reduction programs and voluntary attrition in the labor force, partially offset by increased Indian Point 2 outage expenses. CEI's other operations expense also reflects the increased expenses of its non-regulated subsidiaries.

Depreciation and amortization increased in the 1998 period due principally to higher plant balances.

Taxes other than federal income tax increased in the 1998 period due primarily to higher property taxes.

  Federal income tax increased in the 1998 period due to higher taxable income.

TWELVE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
TWELVE MONTHS ENDED SEPTEMBER 30, 1997

  CEI's net revenues increased $113.2 million in the 12 months ended September 30, 1998 compared with the 1997 period. Electric, steam and non-utility net revenues increased $112.6 million, $10.7 million and $11.9 million, respectively. Gas net revenues decreased $22 million.

  Electric net revenues in the 1998 period were higher than in the corresponding 1997 period primarily as a result of higher sales, offset in part by the rate reductions that went into effect in January and April 1998. Electric net revenues in the 1998 period include $0.5 million of incentive earnings under the partial pass-through fuel adjustment clause (PPFAC) compared with $14.5 million for PPFAC and other incentive earnings for the 1997 period.

     Gas net revenues in the 1997 period include $20 million for incentives. No incentives have been accrued for the 1998 period.

  Steam net revenues in the 1998 period reflect a base rate increase effective October 1, 1997, offset in part by weather-related sales decreases.

     Con Edison's electric sales, excluding off-system sales, for the 1998 period compared with the 1997 period were:

                                                                MILLIONS OF KWHRS.
                                              TWELVE  MONTHS       TWELVE MONTHS
                                                  ENDED                ENDED                     PERCENT
   DESCRIPTION                                SEPT 30, 1998        SEPT 30, 1997    VARIATION   VARIATION

Residential/Religious                             11,292              10,949            343        3.1 %
Commercial/Industrial                             25,403              25,686           (283)      (1.1)%
Other                                              646                   607             39        6.4 %

Total Con Edison Customers                        37,341              37,242             99        0.3 %

NYPA Municipal Agency
   and Other Sales                                11,182               9,522          1,660       17.4 %

Total Service Area                                48,523              46,764          1,759        3.8 %

  Included in "NYPA, Municipal Agency and Other Sales" in the 1998 period is the delivery by Con Edison of 1,326 million KWhrs. under the Retail Choice program.

  For the 1998 period, Con Edison's firm gas sales volume (including firm transportation) decreased 4.3 percent and interruptible sales decreased 11.4 percent. The decrease in interruptible sales results principally from increased purchases of gas by Con Edison customers from other suppliers. Transportation of customer-owned gas (other than gas transported for the New York Power Authority), which comprised approximately nine percent of the gas Con Edison sold or transported to customers in the 1998 period, increased 93 percent.
Steam sales volume decreased 3.0 percent compared with the 1997 period. The decreases in firm gas and steam sales volumes for the 1998 period were due primarily to milder than normal 1998 winter weather.

  After adjustment for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory in the 1998 period increased 2.4 percent. Similarly adjusted, firm gas sales volume (including firm transportation) was unchanged and steam sales volume decreased
1.7 percent.

     Electric fuel costs increased $48.3 million in the 1998 period due to a higher unit cost of fuel, partially offset by decreased generation of electricity. Electric purchased power costs increased in the 1998 period, reflecting increased purchased volumes, partially offset by lower unit cost of purchases. The variations in electric fuel and purchased power costs reflect the greater availability of Indian Point 2 in the 1997 period than in the 1998 period. Steam fuel costs decreased $38.0 million in the 1998 period due to decreased generation of steam by Con Edison and a lower unit cost of fuel. Steam purchased power costs were $5.2 million higher, reflecting greater purchased volumes and higher unit cost of purchases. Con Edison's gas purchased for resale decreased, reflecting a lower unit cost of fuel and lower sendout.

  Con Edison's other operations and maintenance expenses decreased in the 1998 period due primarily to lower pension, retiree benefits and health insurance costs, continued cost reduction programs and voluntary attrition of the labor force, partially offset by increased Indian Point 2 outage expenses. CEI's other operations expense also reflects the increased expenses of its non-regulated subsidiaries.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about the Company's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Liquidity and Capital Resources - Financial Market Risks" in Part I, Item 2 of this report, Part I, Item 2 of the combined CEI and Con Edison Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1998 and June 30, 1998 and Item 7 of the 1997 Form 10-K.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


GRAMERCY PARK

Reference is made to "Gramercy Park" in Part I, Item 3, Legal Proceedings in the 1997 Form 10-K and in Part II, Item 1, Legal Proceedings in the combined CEI and Con Edison Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

CHALLENGES TO THE SETTLEMENT AGREEMENT

Reference is made to "Challenges to the Settlement Agreement" in Part I, Item 3, Legal Proceedings in the 1997 Form 10-K and in Part II, Item 1, Legal Proceedings in the combined CEI and Con Edison Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (the "Second Quarter Form 10-Q"). In September 1998 the motion to dismiss the lawsuit commenced by the Public Utility Law Project of New York, Inc. was denied. In October 1998 a motion by the New York State Public Service Commission to appeal the denial was granted.

RATE PROCEEDINGS

Reference is made to "Rate Proceedings" in Part I, Item 3, Legal Proceedings in the 1997 Form 10-K and in Part II, Item 1, Legal Proceedings in the Second Quarter Form 10-Q. In September 1998, the United States Court of Appeals for the Second Circuit denied plaintiffs' motion for reargument of the court's affirmation of the dismissal by the United States District Court for the Southern District of New York of the suit against Con Edison. In the proceeding brought by these plaintiffs in the New York State Supreme Court, County of Kings, there are two motions pending: (1) Con Edison's motion for reargument of the court's denial of Con Edison's motion to dismiss and (2) plaintiffs' motion to certify the class.

SUPERFUND - GLOBAL LANDFILL SITE

Reference is made to the information under the caption "SUPERFUND - Global Landfill Site" in Part I, Item 3, Legal Proceedings in the 1997 Form 10-K and in Part II, Item 1, Legal Proceedings in the Second Quarter Form 10-Q.

SUPERFUND - ANCHOR MOTOR SITE

Reference is made to the information under the caption "SUPERFUND - Anchor Motor Site" in Part I, Item 3, Legal Proceedings in the 1997 Form 10-K and in Part II, Item 1, Legal Proceedings in the Second Quarter Form 10-Q.

SUPERFUND - BORNE CHEMICAL SITE

Reference is made to the information under the caption "SUPERFUND - Borne Chemical Site" in Part I, Item 3, Legal Proceedings in the 1997 Form 10-K and in Part II, Item 1, Legal Proceedings in the Second Quarter Form 10-Q.


ARTHUR KILL TRANSFORMER FIRE

The United States Attorney for the Southern District of New York and regulatory agencies are investigating Con Edison's response to a September 1998 transformer fire at Con Edison's Arthur Kill generating station. Following the fire, it was determined that oil containing high levels of polychlorinated biphenyls (PCBs) was released to the environment during the incident. Con Edison is cooperating with the investigations. In October 1998 the New York State Department of Environmental Conservation notified Con Edison of the inclusion of the Arthur Kill station in the State's Registry of Inactive Hazardous Waste Sites. Con Edison is in the process of auctioning the Arthur Kill station. See "Transition to Competition" in Part I, Item 2 of this Report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS


Exhibit 12 Statement of computation of Con Edison's ratio of earnings to fixed charges for the twelve-month periods ended September 30, 1998 and 1997.

Exhibit 27.1  Financial Data Schedule for CEI.*

Exhibit 27.2  Financial Data Schedule for Con Edison.*

___________

*To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.

(B)   REPORTS ON FORM 8-K

CEI and Con Edison each filed a Current Report on Form 8-K, dated September 24, 1998, reporting (under Item 5) Con Edison's sale of debentures to refund certain series of preferred stock and Year 2000 issues and consequences. No other CEI or Con Edison Current Reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

                              CONSOLIDATED EDISON, INC.

                              CONSOLIDATED EDISON COMPANY
                                    OF NEW YORK, INC.


DATE:    November 5, 1998      By:  JOAN S. FREILICH
                                    Joan S. Freilich
                                    Executive Vice President, Chief Financial
                                    Officer and Duly Authorized Officer


DATE:    November 5, 1998      By:  HYMAN SCHOENBLUM
                                    Hyman Schoenblum
                                    Vice President, Controller and
                                    Chief Accounting Officer