Form 10-K405
period 1998-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1999-03-30
CIK 1047862, 23632

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               |X| Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1998

                                      OR

             |_| Transition Report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

Commission       Exact name of registrant as specified in its charter     State of                I.R.S. Employer
File Number      and principal office address and telephone number        Incorporation           ID. Number
1-14514           Consolidated Edison, Inc.                                New York                13-3965100
                 4 Irving Place, New York, New York 10003
                 (212) 460-4600

 1-1217          Consolidated Edison Company
                             of New York, Inc.                            New York                13-5009340
                 4 Irving Place, New York, New York 10003
                 (212) 460-4600

Securities Registered Pursuant to Section 12(b) of the Act:
                                                                          Name of each exchange
Title of each class                                                       on which registered
Consolidated Edison, Inc.
Common Shares ($ .10 par value)                                           New York Stock Exchange

Consolidated Edison Company of New York, Inc.
7 3/4% Quarterly Income Capital Securities (Series A                      New York Stock Exchange
   Subordinated Deferrable Interest Debentures)
$5 Cumulative Preferred Stock, without par value                          New York Stock Exchange
Cumulative Preferred Stock, 4.65% Series C ($100 par value)               New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class

Consolidated Edison Company of New York, Inc.
Cumulative Preferred Stock, 4.65% Series D ($100 par value)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock of Consolidated Edison, Inc. ("CEI") held by non-affiliates of CEI , as of January 31, 1999, was $ 11.6 billion. Not reflected in this amount are the 48,502 CEI Common Shares ($.10 par value) held by CEI's Directors who are the only stockholders of CEI, known to CEI, who might be deemed "affiliates" of CEI. As of February 28, 1999, CEI had outstanding 230,364,594 Common Shares ($.10 par value).

      The aggregate market value of the voting stock of Consolidated Edison Company of New York, Inc. ("Con Edison") held by non-affiliates of Con Edison, as of January 31, 1999, was $161.6 million. Not reflected in this amount are the issued and outstanding shares of Con Edison Common Stock ($2.50 par value), all of which are held by CEI.

                       Documents Incorporated By Reference

      Portions of CEI's and Con Edison's definitive joint proxy statement for their 1999 Annual Meetings of Stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 1998, are incorporated in Part III of this report.

                                TABLE OF CONTENTS

                                                                            Page

FILING FORMAT                                                               4

FORWARD-LOOKING STATEMENTS                                                  4

PART I

ITEM 1.    Business                                                         4
ITEM 2.    Properties                                                       16
ITEM 3.    Legal Proceedings                                                18
ITEM 4.    Submission of Matters to a Vote of Security Holders              None

Executive Officers of the Registrant                                        24

PART II

ITEM 5.    Market for the Registrant's Common Equity
              and Related Stockholder Matters                               28
ITEM 6.    Selected Financial Data                                          28
ITEM 7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 29
ITEM 7A.   Quantitative and Qualitative Disclosure About Market Risk        37
ITEM 8.    Financial Statements and Supplementary Data                      37
ITEM 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                      None

PART III

ITEM 10.   Directors and Executive Officers of the Registrant               *
ITEM 11.   Executive Compensation                                           *
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management   *
ITEM 13.   Certain Relationships and Related Transactions                   *

PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  65

SIGNATURES                                                                  74

----------
* Incorporated by reference from CEI's and Con Edison's definitive joint proxy statement for their Annual Meetings of Stockholders to be held on May 17, 1999.

FILING FORMAT

      This Annual Report on Form 10-K is a combined report being filed separately by two different registrants: Consolidated Edison, Inc. ("CEI") and Consolidated Edison Company of New York, Inc. ("Con Edison"). See "Corporate Structure" in Item 1. References in this report to the "Company" are to CEI and Con Edison, collectively. Con Edison makes no representation as to the information contained in this report relating to CEI and the subsidiaries of CEI other than Con Edison.

FORWARD-LOOKING STATEMENTS

      This report includes forward-looking statements, which are statements of future expectations and not facts. Words such as "expects," "anticipates," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as those discussed in "Liquidity and Capital Resources - Forward-Looking Statements" in Item 7.

PART I

ITEM 1. BUSINESS

Contents of Item 1                                                          Page

CORPORATE STRUCTURE                                                            4
OPERATING SEGMENTS                                                             5
ELECTRIC OPERATIONS                                                            5
GAS OPERATIONS                                                                 7
STEAM OPERATIONS                                                               8
COMPETITION                                                                    9
NON-UTILITY SUBSIDIARIES                                                       9
CAPITAL REQUIREMENTS AND FINANCING                                             9
FUEL SUPPLY                                                                   10
REGULATION AND RATES                                                          11
ENVIRONMENTAL MATTERS AND RELATED LEGAL PROCEEDINGS                           12
GENERAL                                                                       13
EMPLOYEES                                                                     13
RESEARCH AND DEVELOPMENT                                                      13
OPERATING STATISTICS                                                          14

CORPORATE STRUCTURE

      CEI, incorporated in New York State in 1997, became the holding company for Con Edison on January 1, 1998. CEI has no employees and no significant business operations other than through Con Edison and CEI's other subsidiaries. See "Non-Utility Subsidiaries," below. CEI has agreed to purchase Orange and Rockland Utilities, Inc. ("O&R"). See "Liquidity and Capital Resources - Acquisition" in Item 7.

      Con Edison, incorporated in New York State in 1884, provides electric service in all of New York City (except part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than 8 million. It also provides gas service in Manhattan, The Bronx and parts of Queens and Westchester, and steam service in part of Manhattan. The New York Power Authority ("NYPA") supplies electricity to state and municipal customers within Con Edison's service area through Con Edison's facilities. For information about significant changes to Con Edison's operations resulting from Federal and state initiatives promoting the development of competition, see "Electric Operations - Changes" and "Gas Operations - Gas Sales," below.

OPERATING SEGMENTS

      For 1998, substantially all of CEI's operating revenues, operating income, net income and total assets were those of Con Edison. In 1998, Con Edison's electric, gas and steam operating revenues were 81.7 percent, 13.7 percent and
4.6 percent, respectively, of Con Edison's operating revenues. For information about CEI's other subsidiaries, see "Non-Utility Subsidiaries," below. For information on CEI's operating revenues, expenses and income for the years ended December 31, 1998, 1997 and 1996, and assets at those dates, relating to CEI's electric, gas and steam operations, see Note J to the financial statements in
Item 8. For information about significant changes to Con Edison's operations resulting from Federal and state initiatives promoting the development of competition, see "Electric Operations - Changes" and "Gas Operations - Gas Sales," below.

ELECTRIC OPERATIONS

      ELECTRIC SALES. Electric operating revenues were $5.7 billion in 1998 or
81.7 percent of Con Edison's operating revenues. The percentages were 79.1 and 79.6, respectively, in the two preceding years. In 1998, 74.8 percent of the electricity delivered in Con Edison's service area was sold by Con Edison to its customers, 5.0 percent was sold by other suppliers, including Consolidated Edison Solutions, Inc., a CEI subsidiary, to Con Edison's customers under its electric Retail Choice program and the balance was delivered to customers of NYPA and municipal electric agencies. Of Con Edison's sales, 31.0 percent was to residential customers, 64.7 percent was to commercial customers, 2.5 percent was to industrial customers and the balance was to railroads and public authorities. For additional information about electricity sales, see "Operating Statistics," below, and "Results of Operations Operating Revenues and Fuel Costs" in Item 7. For information about significant changes to Con Edison's operations resulting from Federal and state initiatives promoting the development of competition, see "Changes," below.

      ELECTRIC SUPPLY. Con Edison either generates the electric energy it sells, purchases the energy from other utilities or non-utility generators ("NUGs", sometimes referred to as independent power producers or "IPPs") pursuant to long-term firm power contracts or purchases non-firm economy energy. Con Edison has entered into agreements to sell most of its electric generating capacity. See "Electric Facilities - Generating Facilities" in Item 2.

      The sources of electric energy generated and purchased during 1994 through 1998 were:

                                   1994      1995      1996      1997      1998
Generated:
  Fossil-Fueled*                   30.9%     30.1%     22.7%     29.6%     33.0%
  Nuclear (Indian Point 2)         18.4%     10.8%     17.7%      7.3%      5.8%
Total Generated                    49.3%     40.9%     40.4%     36.9%     38.8%
Firm Purchases:
  NYPA                              1.3%      1.3%      2.0%      2.1%      2.8%
  Hydro-Quebec                      4.8%      5.8%      6.0%      2.4%      4.0%
  Non-Utility Generators           12.9%     29.9%     29.5%     35.9%     34.1%
Other Purchases*                   31.7%     22.1%     22.1%     22.7%     20.3%
Total Purchased                    50.7%     59.1%     59.6%     63.1%     61.2%
Generated & Purchased               100%      100%      100%      100%      100%

---------------
* During 1995 - 1997, Con Edison, for a fee, generated electricity for others using as boiler fuel the gas that they provided. The amounts so generated represented 2.3 percent, 3.8 percent and 7.0 percent, respectively, of the electric energy generated and purchased by Con Edison in 1997, 1996 and 1995. Con Edison purchased a substantial portion of this energy for sale to its customers.

      For further information about electric energy generated and purchased, see "NYPA, Hydro-Quebec, Non-Utility Generators, New York Power Pool and Operating Statistics," below. For information about significant changes to Con Edison's operations resulting from federal and state initiatives promoting the development of competition, see "Changes," below.

ELECTRIC PEAK LOAD AND CAPACITY. The electric peak load in Con Edison's service area occurs during the summer air conditioning season. On July 22, 1998, the one-hour peak load was 10,919 thousand kilowatts ("MW"). The record peak load for the service area, which occurred on July 15, 1997, was 11,013 MW. The 1998 peak load included an estimated 9,199 MW for Con Edison's customers (including approximately 967 MW delivered by Con Edison under its electric Retail Choice program) and 1,720 MW for NYPA's customers and municipal electric agency customers. The 1998 peak, if adjusted to historical design weather conditions, would have been 11,450 MW, 250 MW higher than the peak in 1997 when similarly adjusted. Con Edison estimates that, under design weather conditions, the 1999 service peak load would be 11,650 MW, including 9,835 MW for Con Edison's customers (approximately 2,000 MW of which would be delivered under Con Edison's electric Retail Choice program). "Design weather" for the electric system is a standard to which the actual peak load is adjusted for evaluation.

      The capacity resources available to Con Edison's service area at the time of the system peak in the summer of 1998 totaled (before outages) 13,686 MW, of which 10,141 MW represented net available generating capacity (including the capacity of NYPA's Poletti and Indian Point 3 units) and 3,545 MW represented net firm purchases by Con Edison and NYPA. Con Edison expects to have sufficient electric capacity available to meet the requirements of its customers in 1999. For additional information, see "Liquidity and Capital Resources - Electric Capacity Resources" in Item 7 and "Electric Facilities" in Item 2. For information about significant changes to Con Edison's operations resulting from federal and state initiatives promoting the development of competition, see "Changes," below.

      CHANGES. There have been and are continuing to be significant changes to Con Edison's electric operations. Pursuant to a September 1997 settlement agreement (the "Settlement Agreement") in the "Competitive Opportunities" proceeding of the New York State Public Service Commission ("PSC"), by the end of 2001 all of Con Edison's electric customers will be eligible to purchase electricity from suppliers other than Con Edison. Con Edison has entered into agreements to sell most of its electric generating capacity. For additional information about changes to Con Edison's electric operations resulting from a transition to a competitive electric market, see "Liquidity and Capital Resources - CEI's Business, Open Access and the Independent System Operator, PSC Settlement Agreement and Electric Capacity Resources" in Item 7and "Electric Facilities - Generating Facilities" in Item 2.

      NYPA. NYPA supplies its customers in Con Edison's service area with electricity from its Poletti fossil-fueled unit in Queens, New York, its Indian Point 3 nuclear unit in Westchester County and other NYPA sources. Electricity is delivered to these NYPA customers through Con Edison's transmission and distribution facilities, and NYPA pays a delivery charge to Con Edison.

      Con Edison purchases portions of the output of Poletti and Indian Point 3 on a firm basis pursuant to arrangements that will terminate effective January 1, 2000. Con Edison also purchases firm capacity from NYPA's Blenheim-Gilboa pumped-storage generating facility in upstate New York. Con Edison and NYPA also sell to each other energy on a non-firm basis.

      HYDRO-QUEBEC. Con Edison has an agreement with Hydro-Quebec (a government-owned Canadian electric utility) for the five-year period ending March 2004 to purchase 400 MW of firm capacity during the months of April through October (the "Diversity Contract"). The amount and price of a "basic amount" of energy Con Edison is entitled to purchase in each year is subject to negotiation with Hydro-Quebec. In accordance with the Diversity Contract, Con Edison can also purchase additional energy during the summer, which it would be obligated to return to Hydro-Quebec during the following winter. Similar arrangements among Con Edison, NYPA and Hydro-Quebec for 780 MW of capacity expire in March 1999.

      NON-UTILITY GENERATORS. For information about Con Edison's contracts with NUGs, see "Liquidity and Capital Resources - PSC Settlement Agreement - Recovery of Prior Investments and Commitments " in Item 7 and Note G to the financial statements in Item 8.

      NEW YORK POWER POOL. Con Edison and the other major electric utilities in New York State, including NYPA, are currently members of the New York Power Pool. The primary purpose of the Power Pool is to coordinate planning and operations so as to better assure the reliability of the State's interconnected electric systems. As a member of the Power Pool, Con Edison is required to maintain its capacity resources (net generating capacity and net firm purchases) at a minimum reserve margin of 18% above its peak load, and to pay penalties if it fails to maintain the required level. Con Edison met the reserve requirement in 1998 and expects to meet it in 1999.

      The Power Pool is expected to be replaced by an independent system operator ("ISO") during 1999. For additional information, see "Liquidity and Capital Resources - Open Access and the Independent System Operator" in Item 7.

      MUNICIPAL ELECTRIC AGENCIES. Westchester County and New York City maintain municipal electric agencies to purchase electric energy, including hydroelectric energy from NYPA. Con Edison has entered into agreements with the County and City agencies whereby Con Edison is delivering interruptible hydroelectric energy from NYPA's Niagara and St. Lawrence projects to electric customers designated by the agencies. These agreements each state that they may be terminated by either party upon either one year's prior notice or, in certain circumstances, upon 10 days' notice. A similar agreement, covering energy from NYPA's Fitzpatrick nuclear plant, provides for termination in 2010. For information on the amount of energy delivered, see "Operating Statistics," below.

GAS OPERATIONS

      GAS SALES. Gas operating revenues in 1998 were $1.0 billion or 13.7 percent of Con Edison's operating revenues. The percentages were 15.4 and 14.6, respectively, in the two preceding years.

      Under Con Edison's gas Retail Choice program, all of Con Edison's gas customers, either individually (at least 3,500 dekatherms per annum) or by aggregating their demand with other customers (at least 5,000 dekatherms per annum), became eligible in 1996 to purchase gas directly from suppliers other than Con Edison. Regardless of whether Con Edison or another supplier sells the gas to customers in Con Edison's service area, the gas is distributed to the customers through Con Edison's system of distribution mains and service lines. The customers pay Con Edison a fee (reflecting Con Edison's costs and a rate of return on its investment in the gas system) for distributing the gas. Con Edison sells gas to its firm gas customers at Con Edison's cost and shares with its firm gas customers net revenues (operating revenues less the cost of gas purchased for resale) from interruptible gas sales, off-system sales and other "non-core" transactions. In 1998, 74.0 percent of the gas delivered in Con Edison's service area was sold by Con Edison to its customers and the balance was sold by other suppliers to Con Edison's customers under the gas Retail Choice program.

      In November 1998, the PSC issued a policy statement recommending that all New York State gas utilities terminate their gas supply or "merchant" functions within three to seven years. The policy statement provided that utilities will have a reasonable opportunity to recover any stranded cost. There are expected to be utility-specific proceedings to address exit strategies and rate issues and collaborative discussions to address reliability, provider of last resort and market power issues.

     For further information about Con Edison's gas operations, see "Liquidity and Capital Resources - Gas and Steam Rate Agreements" and "Results of Operations - Operating Revenues and Fuel Costs " in Item 7, "Gas Facilities" in
Item 2 and "Operating Statistics," below.

      GAS REQUIREMENTS. Firm demand for gas in Con Edison 's service area peaks during the winter heating season. The design criteria for Con Edison's gas system assume severe weather conditions that have not occurred in the service area since 1934. Under these criteria, Con Edison estimates that the requirements to supply its firm gas customers would amount to 63,900 thousand dekatherms ("mdth") of gas during the 1998/99 winter heating season and that gas available to Con Edison would amount to 92,600 mdth. For the 1999/2000 winter, Con Edison estimates that the requirements would amount to approximately 61,300 mdth and that the gas available to Con Edison would amount to approximately 93,500 mdth. As of March 15, 1999, the 1998/99 winter peak day sendout to Con Edison 's customers was 654 mdth, which occurred on February 22, 1999. Con Edison estimates that, under the design criteria, the peak day requirements for firm customers during the 1999/2000 winter season would amount to approximately 819 mdth and expects that it would have sufficient gas available to meet these requirements.

      GAS SUPPLY. Con Edison has contracts for the purchase of firm transportation and storage services with seven interstate pipeline companies. Con Edison also has contracts with sixteen pipeline and non-pipeline suppliers for the firm purchase of natural gas. Con Edison also has interruptible gas purchase contracts with numerous suppliers and interruptible gas transportation contracts with interstate pipelines. Con Edison expects to have sufficient gas supply to meet the requirements of its customers in 1999.

STEAM OPERATIONS

      STEAM SALES. Con Edison sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 1998, steam operating revenues were $321.9 million or 4.6 percent of Con Edison's operating revenues. The percentages were 5.5 and 5.8, respectively, in the two preceding years.

     For further information about Con Edison's steam operations, see "Liquidity and Capital Resources - Gas and Steam Rate Agreements and Results of Operations
- Operating Revenues and Fuel Costs " in Item 7, "Steam Facilities" in Item 2 and "Operating Statistics" and "Fuel Supply," below.

      STEAM SUPPLY. 39.0 percent of the steam sold by Con Edison in 1998 was produced in Con Edison 's steam/electric generating stations, where it is first used to generate electricity. 17.8 percent of the steam sold by Con Edison in 1998 was purchased from a NUG. The remainder was produced in Con Edison's steam-only generating units. For information about Con Edison 's steam facilities, see "Steam Facilities" in Item 2.

      STEAM PEAK LOAD AND CAPABILITY. Demand for steam in Con Edison's service area peaks during the winter heating season. The one-hour peak load during the winter of 1998/99 (through March 15, 1999) occurred on February 23, 1999 when the load reached 9.75 million pounds. Con Edison estimates that for the winter of 1999/2000 the peak demand of its steam customers would be approximately 12.3 million pounds per hour under design criteria which assume severe weather.

      On December 31, 1998, the steam system had the capability of delivering about 13.4 million pounds of steam per hour. This figure does not reflect the unavailability or reduced capacity of generating facilities resulting from repair or maintenance. Con Edison estimates that, on a comparable basis, the system will have the capability to deliver approximately 13.4 million pounds of steam per hour in the 1999/2000 winter.

COMPETITION

      For information about significant changes to Con Edison's operations resulting from federal and state initiatives promoting the development of competition, see "Electric Operations - Changes" and "Gas Operations - Gas Sales," above. In addition to competition from other suppliers of electricity or gas, suppliers of oil and other sources of energy, including distributed generation (such as fuel cells and micro-turbines) may provide alternatives for Con Edison customers. CEI's non-utility subsidiaries are also subject to competition. See "Non-Utility Subsidiaries and Regulation and Rates - Electric Gas and Steam Rates," below and "Liquidity and Capital Resources - CEI's Business, Open Access and the Independent System Operator, PSC Settlement Agreement and Electric Capacity Resources" in Item 7.

NON-UTILITY SUBSIDIARIES

      CEI, which has agreed to purchase O&R (see "Liquidity and Capital Resources - Acquisition" in Item 7), currently has four operating subsidiaries other than Con Edison. The businesses of these non-utility subsidiaries are subject to competition and different investment risks than Con Edison's utility business.

      Consolidated Edison Solutions, Inc. ("CE Solutions") is an energy service company providing competitive gas and electric supply and energy-related products and services.

      Consolidated Edison Development, Inc. ("CE Development") invests in energy infrastructure projects and markets technical services. CE Development has invested in electric generating plants in California, Michigan, Guatemala and the Netherlands.

      Consolidated Edison Energy, Inc. ("CE Energy") markets specialized energy supply services to wholesale customers in the Northeast and Mid-Atlantic states. In January 1999, CE Energy agreed to purchase 290 MW of electric generating capacity from Western Massachusetts Electric Company for $47 million.

      Consolidated Edison Communications, Inc. is exploring opportunities for leveraging the company's expertise in building and managing infrastructure, including fiber optic cable, to build a communications business.

      For additional information about CEI's non-utility subsidiaries, see "Liquidity and Capital Resources - Capital Requirements" and "Results of Operations" in Item 7.

CAPITAL REQUIREMENTS AND FINANCING

      For information about the Company's capital requirements and financing, see "Liquidity and Capital Resources - Sources of Liquidity and Capital Requirements" in Item 7.

      For Con Edison's securities ratings, see "Liquidity and Capital Resources
- Sources of Liquidity and Capital Requirements" in Item 7. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

FUEL SUPPLY

      GENERAL. In 1998, 18.7 percent of the electricity supplied to Con Edison's customers was obtained through economy purchases of energy produced from a variety of fuels. Of the remaining 81.3 percent, which was either obtained through firm purchases of energy or generated by Con Edison, oil was used to generate 11.6 percent of the electricity, natural gas 56.9 percent, nuclear power 7.8 percent, hydroelectric power 4.0 percent, and refuse 1.0 percent. In 1998, Con Edison used oil to produce 41.7 percent, and gas to produce 40.5 percent, of the steam supplied to Con Edison's customers. The remaining 17.8 percent was purchased by Con Edison from a NUG. Con Edison expects to continue to have sufficient amounts of oil and gas available in 1999 for its production of electricity and steam for its customers.

      Con Edison has entered into agreements to sell most of its electric generating capacity, but not its Indian Point 2 nuclear generating unit. For information about significant changes to Con Edison's operations resulting from federal and state initiatives promoting the development of competition, see "Electric Operations - Changes," above.

      NUCLEAR FUEL. The nuclear fuel cycle for power plants like Indian Point 2 consists of (1) mining and milling of uranium ore, (2) chemically converting the uranium in preparation for enrichment, (3) enriching the uranium, (4) fabricating the enriched uranium into fuel assemblies, (5) using the fuel assemblies in the generating station and (6) storing the spent fuel.

      Con Edison has contracts covering all of its expected requirements for uranium for the planned 2000 and 2002 refuelings of Indian Point 2. Con Edison has contracts covering most of its expected requirements for conversion services for the 2002 refueling. Arrangements are expected to be completed in 1999 for the additional conversion services required for the expected 2002 refueling. Con Edison has contracts covering most of its expected requirements for uranium enrichment services and all of its expected requirements for fuel fabrication services through the expiration of Indian Point 2's operating license in 2013.

      For additional information about Indian Point 2, including information on fuel disposal, see "Electric Facilities - Generating Facilities" in Item 2, "Liquidity and Capital Resources - Nuclear Generation" in Item 7 and "Nuclear Decommissioning" and "Nuclear Fuel" in Note A to the financial statements in
Item 8.

      Con Edison disposes of low-level radioactive wastes ("LLRW") generated at Indian Point at the licensed disposal facility located in Barnwell, South Carolina. Under the 1985 Federal Low Level Radioactive Waste Amendments Act, New York State was required by January 1996 to provide for permanent disposal of all LLRW generated in the state. New York State has not provided for such disposal. Con Edison expects that it will be able to provide for such storage of LLRW as may be required until New York State establishes a storage or disposal facility or adopts some other LLRW management method.

REGULATION AND RATES

      GENERAL. CEI is a "public utility holding company" under the Public Utility Holding Company Act of 1935 (the "1935 Act"). CEI is exempt from all provisions of the 1935 Act, except Section 9(a)(2) (which requires SEC approval for a direct or indirect acquisition of 5 percent or more of the voting securities of any other electric or gas utility company) on the basis that CEI and Con Edison are each organized and carry on their utility businesses substantially in the State of New York and that neither derives any material part of its income from a public utility company organized outside of the State of New York. CEI's acquisition of O&R (see "Liquidity and Capital Resources - Acquisition") is subject to SEC approval, but CEI does not expect that the acquisition will affect its ability to rely on this exemption. This exemption is available even though CEI subsidiaries that are neither an "electric utility company" nor a "gas utility company" under the 1935 Act will engage in interstate activities. To maintain this exemption, CEI must file an exemption statement with the SEC each year prior to March 1. The exemption may be revoked by the SEC if a substantial question of law or fact exists as to whether CEI is within the parameters of the exemption, or if it appears that the exemption may be detrimental to the public interest or the interest of investors or consumers.

      The New York State Public Service Commission ("PSC") regulates, among other things, Con Edison's electric, gas and steam rates, the siting of its transmission lines and the issuance of its securities. Certain activities of Con Edison are subject to the jurisdiction of the Federal Energy Regulatory Commission. The Nuclear Regulatory Commission regulates Con Edison's Indian Point 2 and its retired Indian Point 1 nuclear units. In addition, various matters relating to the construction and operation of Con Edison's facilities are subject to regulation by other governmental agencies. For information about changes in regulation affecting the Company, see "Liquidity and Capital Resources - CEI's Business, Open Access and the Independent System Operator, PSC Settlement Agreement, Electric Capacity Resources, Nuclear Generation, and Gas and Steam Rate Agreements" in Item 7.

      CEI is not subject to regulation by the PSC, the Federal Energy Regulatory Commission or the Nuclear Regulatory Commission, except to the extent that the rules or orders of these agencies impose restrictions on relationships between Con Edison and CEI and its other subsidiaries. See "Liquidity and Capital Resources - PSC Settlement Agreement - Corporate Structure" in Item 7.

      ELECTRIC, GAS and STEAM RATES. Con Edison's electric, gas and steam rates are among the highest in the country. For information about Con Edison's rates, see "Liquidity and Capital Resources - PSC Settlement Agreement and Gas and Steam Rate Agreements" in Item 7.

      UNIFORM BUSINESS PRACTICES. The PSC has adopted, effective June 1999, uniform business practice rules governing the relationship between customers, energy service companies ("ESCOs") and utilities. Under its electric and gas Retail Choice programs, Con Edison has allowed customers of ESCOs to elect to receive one bill from their ESCO for all amounts owed to the ESCO and Con Edison and to pay the entire amount of the bill to the ESCO which would be responsible for remitting to Con Edison its share of the payment. Under Con Edison's current practice, if an ESCO does not remit payment to Con Edison the customer remains liable to pay Con Edison. Under the PSC's new rules, the credit requirements for ESCOs that a utility may impose would be restricted and the utility will be prohibited from recovering from a customer amounts owed the utility when the customer has already paid the amounts to an ESCO and the ESCO has failed to pay the utility. The PSC has indicated that the utility "may notify the Commission if it wishes to recover any lost revenues beyond those covered by the security deposits." Con Edison has petitioned the PSC for a rehearing regarding the uniform business practice rules and indicated that Con Edison intends to eliminate the one-bill payment option if the request for rehearing is not granted. For information about significant changes to Con Edison's operations resulting from Federal and state initiatives promoting the development of competition, see "Electric Operations - Changes" and "Gas Operations - Gas Sales," above.

      STATE ENERGY PLAN. In November 1998, the New York State Energy Planning Board released its most recent State Energy Plan. The Plan is designed to provide "strategic direction and policy guidance, and to coordinate the State government's activities and responses to the fundamental changes that will occur over the next several years (e.g., giving consumers greater opportunity to chose energy suppliers and lower costs)." The Plan provides broad energy policy direction instead of specifying government actions to be taken. Under New York State law, any energy-related decisions of State agencies must be reasonably consistent with the Plan.

ENVIRONMENTAL MATTERS AND RELATED LEGAL PROCEEDINGS

      GENERAL. Con Edison's capital expenditures for environmental protection facilities and related studies were approximately $36 million in 1998 and are estimated to be approximately $39 million in 1999, including $3 million relating to electric generating facilities which Con Edison has agreed to sell (see "Electric Facilities - Generating Facilities" in Item 2), and $15 million in 2000.

      INDIAN POINT. The Company believes that a serious accident at its Indian Point 2 nuclear unit is extremely unlikely, but despite substantial insurance coverage, the losses to the Company in the event of a serious accident could materially adversely affect the Company's financial position and results of operations. For information about Indian Point 2 and Con Edison's retired Indian Point 1 nuclear unit, see "Electric Operations" and "Fuel Supply - Nuclear Fuel" above, "Water Quality" below, "Electric Facilities - Generating Facilities" in
Item 2, "Liquidity and Capital Resources - Capital Requirements and Nuclear Generation " in Item 7 and Notes A and F to the financial statements in Item 8.

      SUPERFUND. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) by its terms imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. In the course of Con Edison's operations, materials are generated that are deemed to be hazardous substances under Superfund. These materials include asbestos and dielectric fluids containing polychlorinated biphenyls (PCBs). Other hazardous substances are generated in Con Edison's operations or may be present at Con Edison locations. Also, hazardous substances were generated at the manufactured gas plants that Con Edison and its predecessor companies used to operate. See "Superfund" in Item 3 and "Environmental Matters - Superfund Claims" in Note F to the financial statements in Item 8.

      ASBESTOS. Asbestos is present in numerous Con Edison facilities. For information about asbestos, see "Environmental Matters - Asbestos Claims" in Note F to the financial statements in Item 8 and "Asbestos Litigation" in Item 3.

      TOXIC SUBSTANCES CONTROL ACT. Virtually all electric utilities, including Con Edison, own equipment containing PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976. Con Edison has reduced substantially the amount of PCBs in electrical equipment it uses, including transformers located in or near public buildings. See "Superfund" in Item 3.

      WATER QUALITY. The Federal Clean Water Act provides for effluent limitations, to be implemented by a permit system, to regulate the discharge of pollutants, including heat, into United States waters. In 1981, Con Edison entered into a settlement with the United States Environmental Protection Agency ("EPA") and others that relieved Con Edison for at least 10 years from a proposed regulatory agency requirement that, in effect, would have required that cooling towers be installed at the Bowline Point, Roseton and Indian Point units. (See Electric Facilities - Generating Facilities" in Item 2.) In return Con Edison agreed to certain plant modifications, operating restrictions and other measures and surrendered its operating license for a proposed pumped-storage facility that would have used Hudson River water.

      In September 1991, after the expiration of the 1981 settlement, three environmental interest groups commenced litigation challenging the permit status of the units pending renewal of their discharge permits, which expired in October 1992. Under a consent order settling this litigation, certain restrictions on the units' usage of Hudson River water were imposed on an interim basis. Permit renewal applications were filed in April 1992, after which the New York State Department of Environmental Conservation ("DEC") determined that Con Edison must submit a draft environmental impact statement ("DEIS") to provide a basis for determining new permit conditions. The preliminary DEIS, submitted in July 1993, includes an evaluation of the costs and environmental benefits of potential mitigation alternatives, one of which is the installation of cooling towers. Con Edison has been participating with the DEC and several environmental groups in reviewing the preliminary DEIS. A revised and updated DEIS will be prepared for public comment. Pending issuance of final renewal permits, the terms and conditions of the expired permits continue in effect.

      Certain governmental authorities are investigating contamination in the Hudson River and the New York Harbor. These waters are along the shoreline of Con Edison's service area. Governmental authorities could require entities that generated hazardous substances that contaminated these waters to bear the costs of investigation and remediation.

      ELECTRIC AND MAGNETIC FIELDS. Electric and magnetic fields (EMF) are found wherever electricity is used. Several scientific studies have raised concerns that EMF surrounding electric equipment and wires, including power lines, may present health risks. In October 1996, the National Academy of Science issued a report concluding that "the current body of evidence does not show that exposure to [EMF] presents a human health hazard." In July 1997, the National Cancer Institute Childhood Cancer study indicated that the results of their study "provide little support for the hypothesis that living in homes with high time-weighted average magnetic-field levels or in homes close to electrical transmission or distribution lines is related to the risk of childhood [leukemia]." See "Environmental Matters - EMF" in Note F to the financial statements in Item 8.

GENERAL

      STATE ANTITAKEOVER LAW. New York State law provides that a "resident domestic corporation," such as CEI or Con Edison, may not consummate a merger, consolidation or similar transaction with the beneficial owner of a 20 percent or greater voting stock interest in the corporation, or with an affiliate of the owner, for five years after the acquisition of the voting stock interest, unless the transaction or the acquisition of the voting stock interest was approved by the corporation's board of directors prior to the acquisition of the voting stock interest. After the expiration of the five-year period, the transaction may be consummated only pursuant to a stringent "fair price" formula or with the approval of a majority of the disinterested stockholders.

EMPLOYEES

      At December 31, 1998, the Company had 14,322 employees, including 14,214 Con Edison employees and 108 employees of CEI's non-utility subsidiaries. A collective bargaining agreement with the union representing about two-thirds of Con Edison's employees expires in June 2000.

RESEARCH AND DEVELOPMENT

      For information about the Company's research and development costs, see Note A to the financial statements in Item 8.

CON EDISON OPERATING STATISTICS

========================================================================================================
Year Ended December 31                       1998         1997         1996         1995         1994
--------------------------------------------------------------------------------------------------------
ELECTRIC Energy (MWhrs)
Generated (a)                             16,594,232   15,877,467   17,823,778   18,436,798   20,419,828
Purchased from Others (a)                 26,319,422   27,105,143   26,178,042   26,700,594   21,036,437
Total Generated and Purchased             42,913,654   42,982,610   44,001,820   45,137,392   41,456,265
Less:   Supplied without direct charge            68           71           71           71           73
        Used by Company                      155,172      155,934      164,206      165,934      134,940
        Distribution losses and
                   other variances         2,429,301    2,799,039    2,716,235    2,977,547    2,762,315
Net Generated and Purchased               40,329,113   40,027,566   41,121,308   41,993,840   38,558,937

Electric Energy Sold:
        Residential                       11,282,669   11,002,745   10,867,085   10,848,648   10,660,148
        Commercial and Industrial         24,455,265   25,911,199   25,725,502   25,492,489   25,511,974
        Railroads and Railways                87,514       75,392       47,004       47,482       47,289
        Public Authorities                   548,569      538,643      564,363      569,749      554,753
Total Sales to Con Edison Customers       36,374,017   37,527,979   37,203,954   36,958,368   36,774,164
Off-System Sales (a) (b)                   3,955,096    2,499,587    3,917,354    5,035,472    1,784,773
Total Electric Energy Sold                40,329,113   40,027,566   41,121,308   41,993,840   38,558,937

Total Sales to Con Edison Customers       36,374,017   37,527,979   37,203,954   36,958,368   36,774,164
Delivery Service for Retail Choice         2,417,321           --           --           --           --
Delivery Service to NYPA
        Customers and Others               9,039,674    8,793,378    8,816,873    8,855,790    8,773,155
Service for Municipal Agencies               814,575      845,895      617,293      456,728      413,893
Total Sales in Franchise Area             48,645,587   47,167,252   46,638,120   46,270,886   45,961,212

Average Annual kWhr Use Per
        Residential Customer (c)               4,303        4,225        4,184        4,188        4,136

Average Revenue Per kWhr Sold (cents):
        Residential (c)                         16.2         16.6         16.5         16.1         15.8
        Commercial and Industrial (c)           12.7         13.0         12.9         12.5         12.2

(a) For 1997, 1996 and 1995, amounts generated include 973,483, 1,672,603 and 3,159,047 MWhrs, respectively, that Con Edison, for a fee, generated for others using as boiler fuel the gas that they provided. These amounts are also included in off-system sales. For 1997, 1996 and 1995, amounts purchased include 929,483, 1,553,764 and 2,666,837 MWhrs, respectively, of such electric energy that was subsequently purchased by Con Edison.

(b)   For 1998, include sales by Con Edison to CE Solutions. See
      "Non-Utility Subsidiaries," above.

(c)   Includes Municipal Agency sales.

CON EDISON OPERATING STATISTICS

=====================================================================================================================
Year Ended December 31                        1998            1997            1996            1995            1994
---------------------------------------------------------------------------------------------------------------------
GAS (Dth)

Purchased                                 232,560,023     242,296,610     219,439,813     217,268,986     208,328,267
Storage - net change                       (4,404,888)     (1,630,463)     (4,032,224)      9,469,767      (4,410,363)
    Used as boiler fuel  at Electric
     and Steam Stations                  (109,240,109)   (109,508,555)    (84,849,049)   (110,761,124)    (92,680,221)
Gas Purchased for Resale                  118,915,026     131,157,592     130,558,540     115,977,629     111,237,683

Less: Gas used by Company                     376,577         239,359         272,040         237,688         221,715
      Off-System Sales & NYPA              26,104,143      14,216,403      11,023,023       4,887,971              --
      Distribution losses
         and other variances                 (820,174)        104,531         176,930       4,654,832       2,443,486
Total Gas Sold to Con Edison Customers     93,254,480     116,597,299     119,086,547     106,197,138     108,572,482

Gas Sold
Firm Sales:
      Residential                          45,106,269      53,217,428      56,590,018      51,702,329      53,981,416
      General                              30,685,310      39,468,337      42,190,091      39,021,997      39,365,003
      Total Firm Sales                     75,791,579      92,685,765      98,780,109      90,724,326      93,346,419
Interruptible Sales                        17,462,901      23,911,534      20,306,438      15,472,812      15,226,063
Total Gas Sold to Con Edison Customers     93,254,480     116,597,299     119,086,547     106,197,138     108,572,482
Transportation of Customer-Owned Gas:
      Firm Transportation                   8,634,659         808,026              --              --              --
      NYPA                                  4,260,908      17,041,695       4,966,983      24,972,796      14,546,325
      Other                                14,478,269       7,656,874       5,011,124       5,388,393       3,823,176
Off-System Sales                           25,982,200      13,958,984      11,293,425       3,376,375              --
Total Sales and Transportation            146,610,516     156,062,878     140,358,079     139,934,702     126,941,983

Average Revenue Per Dth Sold:
      Residential                        $      11.75    $      11.22    $      10.00    $       9.43    $       9.85
      General                            $       7.95    $       8.14    $       7.15    $       6.38    $       7.05

STEAM Sold (Mlbs):                         24,995,694      27,422,561      29,995,762      29,425,780      30,685,155

Average Revenue per Mlbs Sold            $      12.83    $      14.23    $      13.34    $      11.35    $      11.10

CUSTOMERS - Average for Year
Electric                                    3,030,746       3,010,139       3,001,870       2,994,447       2,980,026
Gas                                         1,040,410       1,036,098       1,035,528       1,034,784       1,031,675
Steam                                           1,898           1,920           1,932           1,945           1,964

ITEM 2. PROPERTIES

      At December 31, 1998, the capitalized cost of Con Edison's utility plant, net of accumulated depreciation, (and excluding $98.8 million of nuclear fuel assemblies) was as follows:

                                    Net Capitalized Cost        Percentage of
Classification                     (millions of dollars)      Net Utility Plant
In Service:
      Electric:
        Generation                      $ 1,512.4                   13%
        Transmission                      1,114.7                   10%
        Distribution                      5,603.0                   50%
      Gas                                 1,411.7                   13%
      Steam                                 500.5                    4%
      Common                                813.0                    7%
Held For Future Use                           5.1                   --
Construction Work in Progress               347.3                    3%
                                        ---------                  ---
Net Utility Plant                       $11,307.7                  100%

ELECTRIC FACILITIES

      GENERATING FACILITIES. Con Edison has entered into agreements to sell approximately 5,500 MW of its New York City fossil-fueled electric generating capacity, including its Ravenswood, Astoria and Arthur Kill generating stations and associated gas turbines, and its approximately 800 MW interest in the Bowline Point station (which is jointly-owned with, and operated by, O&R). Following completion of the sales, Con Edison plans to meet its continuing obligation to supply electricity to its customers through purchases of electricity principally in the New York ISO's markets for installed capacity and energy; electricity from Con Edison's remaining generating facilities and contracts with NUGs and others is expected to be made available for sale on the ISO's markets. If the generation sales are completed prior to the start of operation of the ISO, Con Edison anticipates that it would meet its customers' requirements using electricity from its remaining generating facilities and existing capacity and energy contracts , including contracts with the buyers of the capacity being sold. For additional information, see "Liquidity and Capital Resources - PSC Settlement Agreement - Generation Divestiture and Recovery of Prior Investments and Commitments and Electric Capacity Resources" in Item 7.

      In March 1998, the PSC instituted a proceeding to examine issues relating to nuclear generation in a competitive market. The PSC adopted "as a rebuttable presumption the premise that nuclear power should be priced on a market-basis to the same degree as power from other sources, and parties challenging that premise bear a substantial burden of proof." The PSC indicated that "divestiture [of nuclear plants], even if ultimately required, would not be mandated before the end of the transition period [`roughly 2002']." For additional information about Con Edison's Indian Point 2 nuclear unit, see "Electric Operations," "Fuel Supply - Nuclear Fuel", "Environmental Matters and Related Legal Proceedings - Indian Point and Water Quality" in Item 1, "Liquidity and Capital Resources - Capital Requirements and Nuclear Generation" in Item 7 and Notes A and F to the financial statements in Item 8.

      Con Edison has a 40 percent interest in the jointly-owned Roseton electric generating station. Central Hudson Gas & Electric Corporation ("Central Hudson"), which operates the Roseton station, has a 35 percent interest and Niagara Mohawk Power Corporation ("Niagara Mohawk") a 25 percent interest. Central Hudson has agreed to divest its generation as part of its settlement agreement in the PSC's Competitive Opportunities proceeding. Con Edison, Central Hudson and Niagara Mohawk have reciprocal rights of first refusal on any sale of the others' interest in the station. In addition, Central Hudson has the option, exercisable in 1999, to acquire Con Edison's interest in 2004.

      As shown in the following table, at December 31, 1998, Con Edison's net maximum generating capacity (on a summer rating basis) was 8,278 MW, without reduction to reflect the unavailability or reduced capacity at any given time of particular units because of maintenance or repair or their use to produce steam for sale.

Generating                       Net Generating Capacity  Percentage of Electric
   Stations                        at December 31, 1998    Energy Generated and
                               (Megawatts-Summer Rating)   Purchased in 1998*
Fossil-Fueled:
   Ravenswood (3 Units)                      1,742                   8.6%
   Astoria (3 Units)                         1,075                  10.0%
   Arthur Kill (2 Units)                       826                   2.9%
   East River (2 Units)                        300                   1.1%
   Bowline Point (2 Units)
        - two-thirds interest                  810                   4.5%
   Roseton (2 Units)
        - 40% interest                         482                   3.8%
   Other (4 Units)                             187                   1.2%
                                            ------                 -----
            Subtotal                         5,422                  32.1%
Nuclear - Indian Point                         931                   5.7%
Gas Turbines (39 Units)                      1,925                   1.0%
                                             -----                ------
            Total                            8,278                  38.8%

----------
* For information about the electric energy purchased by Con Edison, see "Electric Operations" in Item 1.

     Con Edison's generating stations are located in New York City with the exception of the Indian Point nuclear station in Westchester County, New
      York; the Bowline Point station in Rockland County, New York; and the
                   Roseton station in Orange County, New York.

      TRANSMISSION FACILITIES. Con Edison has transmission interconnections with Niagara Mohawk, Central Hudson, O&R, New York State Electric and Gas Corporation, Connecticut Light and Power Company, Long Island Lighting Company, NYPA and Public Service Electric and Gas Company. Con Edison's transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

      At December 31, 1998, Con Edison's transmission system had approximately 432 miles of overhead circuits operating at 138, 230, 345 and 500 kilovolts and approximately 381 miles of underground circuits operating at 138 and 345 kilovolts. There are approximately 267 miles of radial subtransmission circuits operating at 138 kilovolts. Con Edison's 14 transmission substations, supplied by circuits operated at 69 kilovolts and above, have a total transformer capacity of 15,731 megavolt amperes.

      At December 31, 1998, the transmission capacity to receive power from outside New York City to supply in-City load during the summer peak period was 4,915 MW. The 1998 one-hour peak load in Con Edison's service area was 10,919 MW, of which 9,575 MW was for use within the City. See "Electric Operations - Electric Peak Load and Capacity" in Item 1. In-City load in excess of transmission capacity must be supplied by in-City generating stations. See "Generating Facilities," above.

      DISTRIBUTION FACILITIES. Con Edison owns various distribution substations and facilities located throughout New York City and Westchester County. At December 31, 1998, Con Edison's distribution system had 290 distribution substations, with a transformer capacity of 20,168 megavolt amperes, 32,429 miles of overhead distribution lines and 87,910 miles of underground distribution lines.

GAS FACILITIES

      Natural gas is delivered by pipeline to Con Edison at various points in its service territory and is distributed to customers by Con Edison through approximately 4,200 miles of mains and 362,300 service lines. Con Edison owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdth of which a maximum of about 250 mdth can be withdrawn per day. Con Edison has about 1,230 mdth of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by Con Edison.

STEAM FACILITIES

      Con Edison generates steam for distribution at three steam/electric generating stations and five steam-only generating stations and distributes steam to customers through approximately 86 miles of mains and 18 miles of service lines. In October 1998, the PSC approved a long-range plan for Con Edison's steam system. The plan includes further studies on the future structure of the steam system. Con Edison expects to submit its Phase II Steam System Plan to the PSC in 1999.

OTHER FACILITIES

      Con Edison also owns or leases various pipelines, fuel storage facilities, office equipment, a thermal outfall structure at Indian Point, and other properties located primarily in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

ITEM 3. LEGAL PROCEEDINGS

SUPERFUND

      The following is a discussion of significant proceedings pending under Superfund or similar statutes involving sites for which Con Edison has been asserted to have a liability. The list is not exhaustive and additional proceedings may arise in the future. For a further discussion of claims and possible claims against Con Edison under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and the estimated liability accrued for certain Superfund claims, see "Environmental Matters and Related Legal Proceedings - Superfund" in Item 1, and "Environmental Matters - Superfund" in Note F to the financial statements in Item 8.

MAXEY FLATS NUCLEAR DISPOSAL SITE. In 1986, EPA designated Con Edison a potentially responsible party ("PRP") under Superfund for the investigation and cleanup of the Maxey Flats Nuclear Disposal Site in Morehead, Kentucky. The site is owned by the State of Kentucky and was operated as a disposal facility for low level radioactive waste from 1963 through 1977 by the Nuclear Engineering Corporation (now known as U.S. Ecology Corporation). In 1995, the United States, the State of Kentucky and various de minimis PRPs, large private party PRPs (including Con Edison) and large federal agency PRPs entered into consent decrees with respect to the funding and implementation of the cleanup program required by EPA for the site. Under the consent decrees, the large private party PRPs will be responsible for implementing phase one of the program and any corrective actions required during the first 10 years following completion of phase one. The costs of those activities will be shared with the large federal agency PRPs. Also, if during this ten-year period EPA determines that horizontal flow barriers are required, the large private party PRPs will construct the barriers and share the cost of that work with the large federal agency PRPs and Kentucky. The large private party PRPs are not responsible for any costs after the ten-year period expires. The State of Kentucky will implement and fund the remainder of the cleanup program. Con Edison's share of the cleanup costs is estimated to be between $500,000 and $600,000.

      CURCIO SCRAP METAL SITE. In 1987, EPA designated Con Edison, a Superfund PRP for the Curcio Scrap Metal, Inc. Site in Saddle Brook, New Jersey, because Con Edison had previously sold PCB-contaminated scrap electric transformers to a metal broker who in turn sold them to the owner of the site for salvaging. In 1991, EPA issued a Unilateral Administrative Order that required Con Edison and three other PRPs to commence a soil and sediment cleanup at and around the site. In 1997, EPA issued a Record of Decision, which concluded that the soil and sediment cleanup had successfully remediated the principal threats associated with the site and which required periodic groundwater monitoring for five years. Con Edison has agreed to conduct the required groundwater monitoring, which EPA estimates will cost approximately $200,000. Depending on the results of the monitoring, EPA could extend the monitoring program for an additional five years or require remedial measures, such as groundwater treatment or cleanup work.

      METAL BANK OF AMERICA SITE. In 1987, EPA designated Con Edison a Superfund PRP for the Metal Bank of America Site in Philadelphia. The site, a former metal recycling facility, was placed on EPA's national priority list in 1983. PCBs have been found in the site soil and groundwater and in the sediment from areas of a tidal mudflat and the Delaware River along the site's shoreline. During the 1970s, Con Edison sold approximately 125 transformers to scrap metal dealers who salvaged or may have salvaged the transformers at the site. In 1997, EPA issued a Record of Decision that calls for, among other things, the removal and disposal of contaminated sediments in the areas of the tidal mudflat and the Delaware River along the site's shoreline. In 1998, the EPA ordered the electric utility PRPs to design and implement the cleanup program. The cost of the required cleanup program, estimated at between $24 million and $30 million, will be allocated among the utilities, with Con Edison's share expected to be approximately one percent.

      NARROWSBURG SITE. In 1987, the New York State Attorney General notified Con Edison that it is a Superfund PRP for the Cortese Landfill Site in Narrowsburg, New York because during 1974 Con Edison had disposed of waste oil at the landfill. The Cortese Landfill is listed on EPA's Superfund National Priorities List. In 1983, the Attorney General commenced an action under Superfund in the United States District Court for the Southern District of New York against the Cortese Landfill site owner and operator and SCA Services ("SCA"), an alleged transporter of hazardous substances to the site. In 1989, SCA commenced a third-party action for contribution against Con Edison and various other parties whose chemical waste was allegedly disposed of at the site. Con Edison and SCA have reached a settlement of the third-party action under which Con Edison paid $114,485 toward the cost of the site environmental studies and will pay 6 percent of the first $25 million of remedial costs for the site. SCA has agreed to indemnify Con Edison for any other remedial costs and natural resource damages that it has to pay. The EPA has selected a cleanup program for the site that is estimated to cost $12 million and the court has approved a consent decree under which SCA, Con Edison and various other site PRPs have agreed to implement the cleanup program, pay EPA's oversight costs for the site and pay approximately $220,000 for natural resource damages.

      CARLSTADT SITE. In 1990, Con Edison was served with a third-party complaint in a Superfund cost contribution action for a former waste solvent and oil recycling facility located in Carlstadt, New Jersey. The complaint, which is pending before the United States District Court for the District of New Jersey, alleges that Con Edison is one of several hundred parties who are responsible under Superfund for the study and cleanup of the facility. The plaintiffs in the action, which include a group of former customers of the facility, have completed a $3 million remedial investigation and feasibility study for the site. Plaintiffs estimate that 7 to 15 million gallons of waste solvents and oil were recycled at the site and based on this estimate, Con Edison's share of the cleanup costs is estimated at about 0.8 to 1.7 percent. The costs of the cleanup alternatives that were evaluated in the remedial investigation and feasibility study range from $8 million to $321 million. Plaintiffs have completed an interim remedy, which plaintiffs claim cost $10 million, to control releases from the site while the EPA evaluates and develops a final cleanup remedy.

     GLOBAL LANDFILL SITE. Con Edison has been designated a PRP under Superfund and the New Jersey Spill Compensation and Control Act ("Spill Act") for the Global Landfill Site in Old Bridge, New Jersey because in 1984 Con Edison shipped approximately 10 cubic yards of asbestos waste to the site. The site is included on the Superfund National Priorities List and is being administered by the New Jersey Department of Environmental Protection and Energy ("NJDEPE") pursuant to an agreement between the EPA and the State of New Jersey. The site PRP group, including Con Edison, has entered into a consent decree with the NJDEPE to implement, with partial funding from NJDEPE, a Phase I remedy, estimated to cost $30 million. Con Edison's share of the cost of the Phase I remedy is estimated at $150,000. In 1997, the EPA issued a Record of Decision in which it selected a Phase II cleanup program estimated to cost approximately $2.4 million of which Con Edison's share has not been determined.

      CHEMSOL SITE. In 1991, the EPA advised Con Edison that it had documented the release of hazardous substances at the Chemsol Site in Piscataway, New Jersey and that it had reason to believe that Con Edison sent waste materials to the site from 1960 to 1965. In response to the EPA's demand for records, including any relating to Cenco Instruments Corp., Con Edison submitted to the EPA records of payments to Central Scientific Company, a Division of Cenco Instruments Corp.. Con Edison is unable at this time to determine either the purpose of the payments to Central Scientific Company or the connection of that company to the site. The EPA has not designated Con Edison as a PRP and has not yet selected a final cleanup program for the site. However, the EPA has selected an interim remedy, expected to cost about $8 million, for the site groundwater contamination and has ordered several designated PRPs to implement that remedy.

      ECHO AVENUE SITE. In 1987, the DEC classified Con Edison's former Echo Avenue substation site in New Rochelle, New York as an "Inactive Hazardous Waste Disposal Site" because of the presence of PCBs in the soil and in the buildings on the site. Remedial action has been taken under a consent order with the DEC. In 1993, the owners of Echo Bay Marina filed suit in the United States District Court for the Southern District of New York alleging that PCBs were being discharged into the Long Island Sound from the substation site. Plaintiffs sought $24 million for personal injuries and property damages, a declaration that Con Edison is in violation of the Clean Water Act, civil penalties of $25,000 per day for each violation, remediation costs, an injunction against further discharges and legal fees. In 1994, the court dismissed plaintiffs claims for property damage, including loss of business. Con Edison expects to file a motion for summary judgment on the personal injury claims during the second quarter of 1999. Trial on the claims that remain is set for September 1999.

      PCB TREATMENT, INC. SITES. In 1994, EPA designated Con Edison as a Superfund PRP for the PCB Treatment, Inc. (PTI) Sites in Kansas City, Kansas and Kansas City, Missouri, because during the mid-1980's it shipped almost 2.9 million pounds of PCB-containing oil and electric equipment to two buildings which had been used by PTI from 1982 until 1987 for the storage, processing, and treatment of PCB-containing electric equipment, dielectric oils, and materials. According to EPA, the buildings' floor slabs and walls and the soil areas outside the buildings' loading docks are contaminated with PCBs. In 1996, Con Edison joined a PRP steering committee that is conducting studies at the sites under an EPA administrative consent order and is negotiating a cost sharing agreement with the federal agency PRPs that had shipped PCB-containing equipment and oil to the sites. Based on preliminary information, Con Edison currently believes that its share of the study and remediation costs could exceed $5 million.

      PELHAM MANOR SITE. Prior to 1968, Con Edison and its predecessor companies operated a manufactured gas plant on a site located in Pelham Manor, Westchester County, which is now used for a shopping center. Soil and groundwater tests by the current lessees of the site indicate the presence of hazardous substances which are associated with the manufactured gas process. Con Edison has agreed to participate with the lessees in further site studies and in the development and implementation of a cleanup plan that is acceptable to the DEC. The site studies are now being conducted under a voluntary agreement between the lessees and the DEC, with funding by Con Edison.

      ASTORIA SITE. Con Edison is required to conduct a site investigation and, where necessary, a remediation program as a condition to renewal by the DEC of Con Edison's permit to store PCBs at Con Edison's Astoria generating station site in Queens, New York. The site investigation was completed in 1998 and reports, indicating PCB-contamination of portions of the site, have been submitted to the DEC and the New York State Department of Health. Depending on the remediation action required, the costs of remediation could be material. Con Edison has entered into an agreement to sell the Astoria generating station in which the buyer has generally agreed to assume all environmental liabilities relating to the assets sold other than for prior offsite disposal of hazardous waste. See "Electric Facilities - Generating Facilities" in Item 2.

      HUNTS POINT SITE. In 1994, the City of New York notified Con Edison that it had discovered various contaminants on the site of a former Con Edison manufactured gas plant in the Hunts Point section of The Bronx. Con Edison had manufactured gas at that location prior to its sale of the site to the City in the 1960s. Con Edison has agreed to conduct a site study and to develop and implement a remediation program. However, Con Edison has not agreed to pay costs for contamination that is unrelated to Con Edison's use of the site. Con Edison is unable at this time to estimate its exposure to liability with respect to this site.

      ANCHOR MOTOR SITE. In 1995, Anchor Motor Freight, Inc. notified Con Edison that it had discovered coal tar on its site in Westchester County. A predecessor of Con Edison had operated a manufactured gas plant at that location prior to the 1940's. Coal tar has been found beneath the areas formerly occupied by the manufactured gas plant, in the Hudson River along the bulkhead of an asphalt plant located between the site and the river and beneath portions of the asphalt plant property. Con Edison will develop a remedial action program under a voluntary cleanup agreement with the DEC. The cost of the cleanup program being considered for the contaminated section of the Hudson River is estimated at almost $2.4 million. The cost of the cleanup program for the coal tar contamination present on the Anchor and asphalt plant properties could exceed $24 million if the DEC requires Con Edison to excavate all of the coal tar.

     BORNE CHEMICAL SITE. In 1997, Con Edison was named as an additional third-party defendant in a private cost recovery action in the New Jersey Superior Court (Union County) under the Spill Act for the Borne Chemical site in Elizabeth, New Jersey. Borne Chemical used the site for the processing and blending of various types of petroleum, dyes and chemical products from approximately 1917 until 1985 when it became bankrupt and abandoned the site. Between 1971 and 1981, a portion of the site was occupied by a waste transporter and oil spill cleanup contractor that did work for Con Edison at various times. Con Edison and four other third-party defendants in the lawsuit have entered into a settlement with the third-party plaintiffs under which Con Edison paid $70,434 and agreed to assume responsibility for approximately 0.67% of the expenses that the third-party plaintiffs incur conducting the site investigation study ordered by the NJDEP and any soil or groundwater cleanup program that the NJDEP may require after the site investigation study is completed.

     CAPASSO SITE. In 1997, Con Edison was served with a complaint by DMJ Associates seeking to compel Con Edison and 16 other defendants to clean up contamination at the Capasso property located in Long Island City, New York. The complaint alleges that Con Edison sent waste to the Quanta Resources ("Quanta")facility and that contamination, including PCB contamination, has migrated from Quanta to the Capasso property and is contributing to the contamination on or about the Capasso property. Con Edison is investigating whether it sent any waste to Quanta. Con Edison is defending this action pursuant to a joint defense agreement with the other generator defendants.

      ARTHUR KILL TRANSFORMER SITE. The United States Attorney for the Southern District of New York and regulatory agencies are investigating Con Edison's response to a September 1998 transformer fire at Con Edison's Arthur Kill generating station. Following the fire, it was determined that oil containing high levels of PCBs was released to the environment during the incident. Con Edison is cooperating with the investigations and is conducting DEC approved cleanup programs for the station's facilities and various soil and pavement areas of the site affected by the PCB release. Con Edison has been advised that DEC intends to designate the waterfront area of the station as an inactive hazardous waste disposal site. Con Edison has entered into an agreement to sell the Arthur Kill generating station in which the buyer has generally agreed to assume all environmental liabilities relating to the assets sold other than those for prior offsite disposal of hazardous waste and liabilities arising out of the transformer fire. See "Electric Facilities Generating Facilities" in Item 2.

ASBESTOS LITIGATION

      Asbestos is present in numerous Con Edison facilities. For a discussion of asbestos and suits against Con Edison involving asbestos, see "Environmental Matters - Asbestos Claims" in Note F to the financial statements in Item 8. The following is a discussion of the significant suits involving asbestos in which Con Edison has been named a defendant. The listing is not exhaustive and additional suits may arise in the future.

      MASS TORT CASES. Numerous suits have been brought in New York State and Federal courts against Con Edison and many other defendants for death and injuries allegedly caused by exposure to asbestos at various Con Edison premises. Many of these suits have been disposed of without any payment by Con Edison, or for immaterial amounts. The amounts specified in the remaining suits, including the Moran v. Vacarro suit discussed below, total billions of dollars, but Con Edison believes that these amounts are greatly exaggerated, as were the claims already disposed of.

      MORAN, ET AL. V. VACARRO, ET AL. In 1988, Con Edison was served with a complaint and an amended complaint in an action in the New York State Supreme Court, New York County, in which approximately 188 Con Edison employees and their union alleged that the employees were exposed to dangerous levels of asbestos as a result of alleged intentional conduct of supervisory employees. Each of the employee plaintiffs sought $1 million in punitive damages, $1 million in damages for mental distress, unspecified additional compensatory damages, and to enjoin Con Edison from violating EPA regulations and exposing employees to asbestos without first taking certain safety measures. In 1990, the complaint was amended to add the spouses of 131 plaintiffs as additional plaintiffs and to remove the union as a plaintiff. Each spouse seeks medical monitoring, $1 million for emotional distress and $1 million for punitive damages. In 1995, the court dismissed the claims of the employee plaintiffs, leaving employee spouses as the only plaintiffs.

RATE PROCEEDINGS

      New York State law requires electric and gas utilities to make available to religious organizations rates that do not exceed those charged to residential customers. In 1994, Con Edison and the New York Attorney General executed a settlement under which Con Edison admitted no wrongdoing but agreed to provide refunds to religious organizations that had been served under generally higher commercial rates and transfer affected customers to the appropriate rates. In August 1997, the United States District Court for the Southern District of New York dismissed a suit against Con Edison, entitled Brownsville Baptist Church, et. al. v. Consolidated Edison Company of New York, Inc., in which plaintiffs sought $500 million for purported class members that operated as religious organizations and were charged commercial rates for electric service. The United State Court of Appeals for the Second Circuit in July 1998 affirmed the dismissal and in September 1998 denied plaintiffs motion for reargument. In January 1998, these plaintiffs sued Con Edison in New York State Supreme Court, County of Kings, claiming violations of New York State law, fraud, unjust enrichment and negligent misrepresentation. In November 1998, the court dismissed the January 1998 lawsuit and denied plaintiffs' motion to certify the class. The plaintiffs are appealing this decision.

CHALLENGE TO SETTLEMENT AGREEMENT

      In February 1998, the Public Utility Law Project of New York, Inc. ("PULP") commenced a lawsuit in the Supreme Court of the State of New York, County of Albany against the PSC and Con Edison challenging certain provisions of the Settlement Agreement, including the PSC's authority to institute retail access for residential consumers. PULP has pending a similar lawsuit against the PSC with respect to the PSC's May 1996 generic order in the PSC's "Competitive Opportunities" proceeding. In October 1998, the court granted the PSC's motion to appeal the court's September 1998 denial of the motions to dismiss. Con Edison does not expect the lawsuit to result in a material adverse effect on its financial condition, results of operations or liquidity. For information about the Settlement Agreement, see "Liquidity and Capital Resources - PSC Settlement Agreement" in Item 7.

EMPLOYEES' CLASS ACTION

      In January 1998, seven current employees and one former employee of Con Edison sought class certification in a proceeding pending in the United States District Court for the Eastern District of New York. In January 1994, plaintiffs initiated the action, entitled Sheppard, et al. v. Con Edison, in a lawsuit alleging that employees have been denied promotions or transfer because of their race. Two years earlier the same plaintiffs filed similar claims against Con Edison with the New York City Commission on Human Rights. Before the Commission concluded its investigation, plaintiffs withdrew their claims. Plaintiffs are seeking back-pay, compensatory and punitive damages, injunctive relief (including promotions for those allegedly improperly denied promotions), and reformation of Con Edison's personnel practices.

NUCLEAR FUEL DISPOSAL

      Reference is made to the information under the caption "Liquidity and Capital Resources - Nuclear Generation - Fuel Disposal" in Item 7 for information concerning proceedings brought by Con Edison and a number of other utilities against the United States Department of Energy. The proceedings are entitled Northern States Power Co., et al. v. Department of Energy, et al.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information about the executive officers of CEI and Con Edison, as of March 1, 1999. Unless otherwise indicated, all positions and offices listed are at Con Edison. The term of office of each officer is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name                         Age                   Offices and Positions During Past Five Years
Eugene R. McGrath            57                    10/97 to present - Chairman, President, Chief Executive Officer and Director of CEI
                                                   3/98 to present - Chairman, Chief Executive Officer and
                                                     Trustee of Con Edison
                                                   9/90 to 2/98 - Chairman, President, Chief Executive Officer and
                                                   Trustee of Con Edison

J. Michael Evans             53                    3/98 to present, President and Chief Operating Officer
                                                   7/95 to 2/98 - Executive Vice President - Customer Service
                                                   4/95 to 6/95 - Executive Vice President
                                                   9/91 to 3/95 - Executive Vice President - Central Operations

Joan S. Freilich             57                    3/98 to present - Executive Vice President, Chief Financial
                                                   Officer and Director (Trustee) of CEI and Con Edison
                                                   10/97 to 2/98 - Senior Vice President, Chief Financial Officer
                                                     and Director of CEI
                                                   4/97 to 2/98 - Senior Vice President, Chief Financial Officer and Trustee
                                                   7/96 to 3/97 - Senior Vice President and Chief Financial Officer
                                                   9/94 to 7/96 - Vice President, Controller and Chief Accounting
                                                     Officer
                                                   7/92 to 8/94 - Vice President and Controller

Charles F. Soutar            62                    7/95 to present - Executive Vice President - Central Services
                                                   2/89 to 6/95 - Executive Vice President - Customer Service

Stephen B. Bram              56                    4/95 to present - Senior Vice President - Central Operations
                                                   12/94 to 3/95 - Senior Vice President
                                                   9/94 to 11/94 - Vice President
                                                   12/87 to 8/94 - Vice President - Nuclear Power

Kevin Burke                  48                    7/98 to present - Senior Vice President - Customer Service
                                                   3/98 to 6/98 - Senior Vice President - Corporate Planning
                                                   3/93 to 2/98 - Vice President - Corporate Planning

Name                         Age                   Offices and Positions During Past Five Years
Neil S. Carns                59                    6/98 to present - Senior Vice President - Nuclear Operations
                                                   2/97 to 1/98 - Chief Nuclear Officer, Northeast Utilities
                                                   7/93 - 1/97 - Chairman & CEO - Wolf Creek Nuclear Operating
                                                     Corp.

Mary Jane McCartney          50                    10/93 to present - Senior Vice President - Gas

John D. McMahon              47                    8/98 to present - Senior Vice President and General Counsel of CEI and Con Edison
                                                   10/97 to 8/98 - Deputy General Counsel, Corporate &
                                                     Regulatory
                                                   2/96 to 10/97 - Associate General Counsel, Utility
                                                     Affairs
                                                   4/89 to 1/96 - Assistant General Counsel

Horace S. Webb               58                    2/99 to present - Senior Vice President and Executive
                                                     Assistant to the Chairman
                                                   9/92 to 2/99 - Senior Vice President - Public Affairs

Archie M. Bankston           61                    12/97 to present - Secretary of CEI
                                                   6/89 to present - Secretary and Associate General Counsel

James P. O'Brien             51                    3/99 to present - Vice President and General Auditor
                                                   1/98 to 2/99 - General Auditor
                                                   3/94 to 12/97 - Vice President - Information Resources
                                                   6/89 to 3/94 - Assistant Vice President - Employee Relations

Hyman Schoenblum             50                    12/97 to present - Vice President and Controller of CEI
                                                   10/97 to present - Vice President and Controller
                                                   3/97 to 9/97 - Vice President and Treasurer
                                                   6/96 to 2/97 - Director - Financial Restructuring
                                                   11/93 to 5/96 - Director - Corporate Planning

Robert P. Stelben            56                    12/97 to present - Vice President and Treasurer of CEI
                                                   10/97 to present - Vice President and Treasurer
                                                   8/97 to 9/97 - Vice President - Finance
                                                   11/95 to 8/97 - Vice President and Treasurer, Johnson & Higgins
                                                   8/94 to 11/95 - Vice President and Treasurer, BTR Americas
                                                   9/85 to 6/94 - Vice President and Treasurer, Marsh & McLennan

A. Alan Blind                45                    6/98 to present - Vice President - Nuclear
                                                   1/98 to 5/98 - Vice President, Nuclear Engineering
                                                     - American Electric Power
                                                   5/94 to 1/98 - Site Vice President, American Electric Power
                                                   9/89 to 5/94 - Plant Manager, American Electric Power

Name                         Age                   Offices and Positions During Past Five Years
James S. Baumstark           56                    7/98 to present - Vice President - Nuclear
                                                   1/98 to 7/98 - Engineering Director, Crystal River Nuclear
                                                     Plant, Florida Power Corp.
                                                   6/96 to 12/97 - Quality Programs Director, Crystal River Nuclear
                                                     Plant, Florida Power Corp.
                                                   6/94 to 5/96 - Plant Manager, Sequoyah Nuclear Plant,
                                                     Tennessee Valley Authority

Marilyn Caselli              44                    8/98 to present - Vice President - Customer Operations
                                                   10/97 to 7/98 - Vice President - Staten Island Customer Service
                                                   5/96 to 9/97 - General Manager - Queens
                                                   3/96 to 4/96 - General Manager - Gas Operations
                                                   2/93 to 2/96 - General Manager - Brooklyn Administration

V. Richard Conforti          60                    8/96 to present - Vice President - Transportation & Stores
                                                   7/92 to 7/96 - Assistant Vice President - Gas Operations

Richard P. Cowie             52                    3/94 to present - Vice President - Employee Relations

Robert F. Crane              62                    1/97 to present - Vice President - Gas Operations
                                                   3/94 to 12/96 - Vice President - Fuel Supply

Robert W. Donohue, Jr.       56                    1/98 to present - Vice President - Brooklyn & Queens Customer
                                                     Service
                                                   2/94 to 12/97 - Vice President - Queens Customer Service

David F. Gedris              50                    10/97 to present - Vice President - Fossil Power
                                                   2/96 to 9/97 - Vice President - Westchester Customer Service
                                                   2/94 to 1/96 - Vice President - Maintenance and Construction

William A. Harkins           53                    2/97 to present - Vice President - Energy Management
                                                   2/89 to 2/97 - Vice President - Planning and Inter-Utility Affairs

Paul H. Kinkel               54                    9/98 to present - Vice President - Northern Region
                                                   1/98 to 9/98 - Vice President - Nuclear Power
                                                   2/96 to 12/97 - Vice President - Maintenance and Construction
                                                   12/93 to 2/96 - Vice President - Engineering

M. Peter Lanahan, Jr.        55                    8/96 to present - Vice President - Environment, Health & Safety
                                                   5/95 to 8/96 - Vice President - Environmental Affairs
                                                   1/91 to 4/95 - Manager , General Electric Company

Richard J. Morgan            63                    12/96 to present - Vice President - Steam Operations
                                                   7/92 to 11/96 - Assistant Vice President - Steam Operations

Name                         Age                   Offices and Positions During Past Five Years
John A. Nutant               63                    2/94 to present - Vice President - Manhattan Customer Service
                                                   7/92 to 1/94 - Vice President - Queens Customer Service

Stephen E. Quinn             52                    1/98 to present - Vice President - Maintenance and Construction
                                                   9/94 to 12/97 - Vice President - Nuclear Power

Louis Rana                   50                    3/98 to present - Vice President - System & Transmission
                                                     Operations
                                                   10/97 to 2/98 - General Manager - System Operation
                                                   8/97 to 9/97 - General Manager - Manhattan Electric Operations
                                                   1/94 to 7/97 - Chief Distribution Engineer

Edwin W. Scott               60                    6/89 to present - Vice President and Deputy General Counsel

Wanda Skalba                 49                    1/98 to present- Vice President - Information Resources
                                                   4/96 to 12/97 - Director - Information Resources
                                                   4/93 to 4/96 - Director - Application Services

Minto L. Soares              62                    1/98 to present - Vice President - Substation Operations
                                                   6/91 to 12/97 - Vice President - Bronx Customer Service

Saddie L. Smith              46                    8/98 to present - Vice President - Staten Island Customer
                                                     Service
                                                   7/97 to 7/98 - Director - Facilities and Office Services
                                                   7/95 to 7/97 - Director - Equal Employment Opportunity Affairs
                                                   12/91 to 7/95-   Senior Attorney - Labor Relations

Luther Tai                   50                    7/98 to present - Vice President - Corporate Planning
                                                   7/94 to 6/98 -  Director - Corporate Planning
                                                   1/91 to 6/94 - Chief Forecast Engineer

Alfred R. Wassler            54                    8/96 to present - Vice President - Purchasing
                                                   3/94 to 8/96 - Vice President - Purchasing, Transportation
                                                     and Stores

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      CEI's Common Shares ($.10 par value), the only class of common equity of CEI, are traded on the New York Stock Exchange. As of January 31, 1999, there were 124,900 holders of record of CEI's Common Shares. For information about CEI's stock repurchase program, see " Liquidity and Capital Resources" in Item
7. The outstanding shares of Con Edison's Common Stock ($2.50 par value), the only class of common equity of Con Edison, are held by CEI and are not traded.

MARKET PRICE RANGE IN CONSOLIDATED REPORTING SYSTEM AND DIVIDENDS ON COMMON
STOCK

      The following table shows the market price range of, and dividends paid on, CEI's Common Shares in 1998 and on Con Edison's Common Stock in 1997. CEI became the holding company for Con Edison on January 1, 1998.

                                1998                                  1997
                                          Dividends                                  Dividends
                   High        Low           Paid         High        Low              Paid
----------------------------------------------------------------------------------------------
1st Quarter      $47-7/8     $39-1/16       $   .53      $32-1/8      $28-1/2        $  .525
2nd Quarter       47-1/8      41-1/8            .53      30-3/4        27               .525
3rd Quarter       52-1/4      42                .53      34-9/16       29-5/16          .525
4th Quarter       56-1/8      48-1/2            .53      41-1/2        32-1/4           .525

      On January 26, 1999, CEI's Board of Directors declared a quarterly dividend of 53.5 cents per Common Share which was paid on March 15, 1999. For additional information about the payment of dividends by CEI and Con Edison, see "Dividends" in Note B to the financial statements in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

      The following table shows selected financial data for CEI and Con Edison. CEI became the holding company for Con Edison on January 1, 1998.

                                                                                        CEI and Con Edison
                                        CEI         Con Edison        ----------------------------------------------------
Year Ended December 31                 1998            1998           1997            1996            1995            1994
--------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
Operating revenues               $  7,093.0      $  6,998.7     $  7,196.2      $  7,133.1      $  6,620.0      $  6,444.5
Purchased power                     1,253.8         1,252.0        1,349.6         1,272.9         1,107.2           787.5
Fuel                                  579.0           579.0          596.8           573.3           504.1           567.8
Gas purchased for resale              437.3           370.1          552.6           590.4           342.0           411.5
Operating income                    1,053.3         1,067.1        1,035.3         1,012.5         1,040.6         1,036.0
Net income for common stock           712.7           728.1          694.5           688.2           688.3           698.7

Total assets                       14,381.4        14,172.8       14,722.5        14,057.2        13,949.9        13,728.4
Long-term debt                      4,050.1         4,050.1        4,188.9         4,238.6         3,917.2         4,030.5
 Preferred stock subject to
   mandatory redemption                37.1            37.1           84.6            84.6           100.0           100.0
Common shareholders' equity         6,025.6         5,842.7        5,930.1         5,727.6         5,522.7         5,313.0

Basic and diluted earnings
   per common share              $     3.04               *     $     2.95      $     2.93      $     2.93      $     2.98
Cash dividends per
 common share                    $     2.12               *     $     2.10      $     2.08      $     2.04      $     2.00

Average common shares
outstanding (millions)                234.3               *          235.1           235.0           234.9           234.8

----------
* CEI owns all of Con Edison's shares of outstanding common stock.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Consolidated Edison, Inc. (CEI) was established as the holding company for Consolidated Edison Company of New York, Inc. (Con Edison) on January 1, 1998. The following discussion and analysis relates to the accompanying consolidated financial statements and the notes thereto and should be read in conjunction with the financial statements and notes. The consolidated financial statements of CEI include the accounts of CEI and all of CEI's consolidated subsidiaries, including Con Edison. The consolidated financial statements of Con Edison include the accounts of Con Edison and all of its consolidated subsidiaries.

Liquidity and Capital Resources

Sources of Liquidity

Cash and temporary cash investments were $102.3 million for CEI (including $30.0 million for Con Edison) at December 31, 1998 compared with $183.5 million for CEI (and Con Edison) at December 31, 1997. These balances reflect, among other things, the timing and amounts of external financing.

CEI expects to finance its operations, capital requirements and the payment of dividends to its shareholders primarily from dividends and other distributions it receives from Con Edison and, following completion of its acquisition by CEI, Orange and Rockland Utilities, Inc. See "Acquisition," below. CEI may also from time to time use external borrowings. For information about restrictions on the payment of dividends by Con Edison, see Note B to the financial statements.

Con Edison expects to finance its operations and capital requirements from internally-generated funds and external borrowings. Con Edison's cash requirements are subject to substantial fluctuations during the year due to seasonal variations in cash flow and generally peak in January and July of each year when the semi-annual payments of New York City property taxes are due.

Customer accounts receivable, less allowance for uncollectible accounts, decreased at year-end 1998 compared with year-end 1997 primarily because of lower sales revenue as a result of warmer weather in the month of December 1998 as compared with December 1997. At December 31, 1998 and 1997, Con Edison's equivalent number of days of revenue outstanding as customer accounts receivable (ENDRO) was 29.0 and 28.2 days, respectively. The increase in ENDRO reflects primarily different numbers of billing and collection days in each cycle.

CEI's investments - other amounted to $113.4 million and $80.7 million at December 31, 1998 and 1997, respectively, reflecting investments by Con Edison Development. Con Edison's investments - other decreased in 1998, reflecting the corporate restructuring in which CEI became the holding company for Con Edison and its non-utility subsidiaries.

Recoverable fuel costs amounted to $22.0 million and $98.3 million at December 31, 1998 and 1997, respectively. The decrease reflects lower unit costs of purchased electric power and gas purchased for resale in 1998 as compared with 1997.

CEI's net cash flows from operating activities for years 1996 through 1998 were as follows:

(Millions of Dollars)                           1998          1997          1996
--------------------------------------------------------------------------------
Net cash flows from
  operating activities                        $1,366        $1,220        $1,085
Less: Dividends on
  common stock                                   493           493           489
--------------------------------------------------------------------------------
Net after dividends                           $  873        $  727        $  596
--------------------------------------------------------------------------------

Net cash flows in 1998 were higher than in 1997 due principally to higher electric sales revenue from warmer than normal summer weather and an improving New York City economy. Net cash flows in 1997 were higher than in 1996 due principally to reduced operations and maintenance expenses and to the reduction in regulatory accounts receivable.

Financial Ratios CEI's common equity and interest coverage ratios continue to be high compared with the electric utility industry generally, an indication of continued financial strength.

CEI's common equity ratio was 58.4 percent and 56.8 percent at year-end 1998 and 1997, respectively. CEI's interest coverage was 4.29 and 4.09 times for 1998 and 1997, respectively. The increase in interest coverage reflects higher pre-tax income and lower interest charges as a result of debt refundings. See "Refundings" and "Stock Repurchase," below.

Debt Financings Con Edison initiated a $500 million commercial paper program in January 1998. The highest amount outstanding at any one time during 1998 was $269 million. There was no commercial paper outstanding at December 31, 1998. In February 1999 CEI entered into revolving credit agreements with banks, which it intends to use to support a $350 million commercial paper program. CEI's and Con Edison's commercial paper are rated P-1, A-1 and F1 by Moody's Investor Service (Moody's), Standard and Poor's Rating Group (S&P) and Fitch IBCA (Fitch), respectively. See Note C to the financial statements.

Con Edison issued $150 million of five-year floating rate debentures in June 1997, the interest rate on which is reset quarterly. Con Edison's senior unsecured debt securities (debentures and tax-exempt debt) are rated A1, A+ and AA- by Moody's, S&P and Fitch, respectively. Con Edison's subordinated debentures (QUICS) are rated A2 by Moody's, A by S&P and A+ by Fitch.

Refundings The New York State Public Service Commission (PSC) has authorized Con Edison to issue securities for the refunding of its outstanding debt and preferred stock from time to time prior to the year 2003. Refundings may be effected by means of any one or a combination of redemption calls, tender offers, exchange offers, negotiated transactions or open market purchases.

In 1998 Con Edison issued $385 million of debentures with interest rates ranging from 6.15 to 7.10 percent to refund debentures and tax-exempt debt with interest rates ranging from 7-1/8 to 8.05 percent. In December 1997 Con Edison issued $330 million of 10-year 6.45 percent debentures to refund in January 1998 tax-exempt debt with interest rates ranging from 7-1/2 to 9-1/4 percent.

In addition, in 1998 Con Edison issued $75 million of 30-year 6.90 percent debentures to redeem three series of preferred stock. In 1997 Con Edison used cash balances to redeem its outstanding convertible preference stock.

Stock Repurchase To realign its capital structure with its evolving business risk (see "CEI's Business," below), in May 1998 CEI commenced a repurchase program for up to $1 billion of its common stock, subject to market conditions. In 1998, as part of this program, Con Edison used internally-generated funds to purchase 2.65 million CEI shares at an average price of $45.50 per share and a total cost of $120.8 million. CEI expects to continue the repurchase program using funds generated internally by Con Edison, net proceeds of generating plant sales and external borrowings. See "PSC Settlement Agreement - Generation Divestiture," below.

In May 1999 options issued under CEI's 1996 Stock Option Plan will first become exercisable. See Note H to the financial statements. Shares of CEI common stock to be issued upon the exercise of options will be purchased on the market or will be newly issued shares, as CEI may determine from time to time.

Acquisition

In May 1998 CEI agreed to acquire Orange and Rockland Utilities, Inc. (O&R) for cash at a price of $58.50 per share of O&R common stock (approximately $790 million in aggregate) pursuant to an Agreement and Plan of Merger among the parties. Following completion of the transaction, O&R will be a wholly-owned subsidiary of CEI. The transaction is subject to certain conditions, including the approvals of the New York, New Jersey and Pennsylvania utility regulators, and the Securities and Exchange Commission, petitions for which have been filed. The transaction has been approved by the Federal Energy Regulatory Commission
(FERC) and by O&R's shareholders and is not subject to the approval of CEI's shareholders. CEI plans to fund the acquisition, which is expected to be completed by the second quarter of 1999, with net proceeds of generating plant sales, using short-term financing as necessary until the proceeds are available.

Capital Requirements

The following table presents Con Edison's capital requirements for the years 1996 through 1998 and estimated amounts for 1999 and 2000:

(Millions of Dollars)               2000      1999      1998      1997      1996
--------------------------------------------------      ------------------------
Construction
  expenditures                      $599      $611      $619      $654      $675
Nuclear
  decommissioning
  trust funds                         21        21        21        21        21
Nuclear fuel                          33        22         7        15        49
Retirement of
  long-term debt and
  preferred stock (a)                275       226       200       106       184
--------------------------------------------------      ------------------------
Total                               $928      $880      $847      $796      $929
--------------------------------------------------------------------------------
(a) Does not include stock repurchases or debt refundings. See "Refundings" and "Stock Repurchase," above. For details of securities maturing after 2000, see Note B to the financial statements.

CEI expects to invest $210 million in 1999 and $112 million in 2000 in its non-utility subsidiaries, including Con Edison Solutions, Con Edison Development and Con Edison Energy. CEI's investment in these subsidiaries was $130.0 million at December 31, 1998.

CEI's Business

Federal and state initiatives have resulted in a fundamental restructuring of the utility business by promoting the development of competition in the sale of electricity and gas. These initiatives "unbundle," or separate, the integrated supply and delivery services that utilities have traditionally provided, and enable customers to purchase electric and gas supply from others for delivery by the utilities over their electric and gas systems.

In light of these initiatives, CEI intends to concentrate primarily on its core energy distribution business. Con Edison's programs to carry out this strategy include: divestiture of its fossil-fueled electric generation facilities; participation in the formation of an independent system operator (ISO); and establishment of electric and gas Retail Choice programs, which allow customers to select alternative energy suppliers. See "Open Access and the Independent System Operator," "PSC Settlement Agreement" and "Gas and Steam Rate Agreements," below. The proposed acquisition of O&R, which is also divesting its generation assets, is an important step towards achieving CEI's long-term strategic objectives. See "Acquisition," above. In addition, CEI's non-utility subsidiaries are participating in new unregulated energy supply and services businesses. These new businesses are subject to competition and different investment risks than those involved in Con Edison's utility business.

Open Access and the Independent System Operator

In 1996 FERC issued its Order 888 requiring electric utilities to make their transmission facilities available to wholesale sellers and buyers of electric energy and allow utilities to recover related legitimate and verifiable stranded costs subject to FERC's jurisdiction.

FERC has conditionally authorized the establishment of an ISO that would control and operate electric transmission facilities in New York as an integrated system and a New York State Reliability Council that would promulgate reliability rules. Con Edison would continue to own, but not control, its transmission facilities and would receive fees for use of the facilities. The New York ISO is expected to commence operations later this year.

PSC Settlement Agreement

In May 1996 the PSC issued an order in its Competitive Opportunities proceeding endorsing a fundamental restructuring of the electric utility industry in New York State, based upon competition in the generation and energy services sectors of the industry. In September 1997 the PSC approved a settlement agreement between Con Edison, the PSC staff and certain other parties (the Settlement Agreement). The Settlement Agreement provided for a transition to a competitive electric market, which Con Edison is fostering by establishing its Retail Choice program for electricity and divesting all of its fossil-fueled electric generation facilities. The Settlement Agreement also provides a rate plan for the period ending March 31, 2002 (the Transition) and a reasonable opportunity for recovery of "strandable costs."

Retail Choice In 1998 Con Edison initiated its electric Retail Choice program - an energy and capacity retail access program that permits customers to choose alternative energy suppliers. The delivery of electricity to customers continues to be through Con Edison's transmission and distribution systems. The program began in June 1998 with approximately 68,000 customers and 1,000 megawatts (MW) of customer load, and Con Edison expects to expand it by a like amount in April 1999. Con Edison will target the phase-in of retail access to make it available to all of its customers by the earlier of 18 months after the New York ISO becomes fully operational or December 31, 2001. This schedule is subject to adjustment as circumstances warrant. In general, Con Edison's delivery rates for retail access customers during the Transition will equal the rates applicable to other comparable Con Edison customers, less a rate representing the market value of the energy and capacity.

Generation Divestiture The Settlement Agreement provided for the divestiture to third parties of at least 50 percent of Con Edison's New York City fossil-fueled electric generating capacity. It also provided that Con Edison can retain for shareholders the first $50 million of any net after-tax gains from the divestiture. In July 1998 the PSC issued an order amending the Settlement Agreement (the Divestiture Order). The Divestiture Order requires Con Edison to auction all of its New York City fossil-fueled electric generating capacity to unaffiliated third parties. The order permits Con Edison to apply up to $50 million of any net after-tax gains from the divestiture, in excess of the first $50 million of net gains, to reduce the net book value of the Indian Point 2 nuclear generating unit (IP 2). Any net gains or any net losses from divestiture in excess of $100 million will be deferred for disposition by the PSC. Sales of electric generating capacity are subject to PSC approval and contingent on the New York ISO being operational, unless otherwise determined by the PSC.

In January and March 1999 Con Edison entered into agreements to sell 5,479 MW of its electric capacity to unaffiliated third parties for approximately $1.65 billion. In November 1998 Con Edison entered into an agreement to sell its two-thirds interest in the 1,200-MW Bowline Point generating station operated by O&R to an unaffiliated third party for approximately $133 million. The estimated net after-tax gain from these sales is approximately $384 million.

Rate Plan In 1998 Con Edison implemented an annualized rate reduction of $129 million pursuant to the rate plan provisions of the Settlement Agreement. An additional annualized rate reduction of $80 million will take effect in April 1999. Additional rate decreases will be implemented during the Transition. The rate plan reduces by approximately $1 billion the total generation-related revenues that Con Edison would have received over the five-year Transition period had March 31, 1997 rate levels remained in effect. Financing savings from any securitization of strandable costs, in excess of the amount of the savings that may be otherwise allocated by the PSC, will be utilized for additional rate reductions. In general, base electric rates will not otherwise be changed during the Transition except in the event of changes in costs above anticipated annual levels resulting from legal or regulatory requirements (including a requirement or interpretation resulting in Con Edison's refunding its tax-exempt debt), inflation in excess of a four percent annual rate, property tax increases and environmental costs above pre-determined levels, or in the event Con Edison's rate of return becomes unreasonable for the provision of safe and adequate service. Con Edison has deferred approximately $15 million of property tax increases as of December 1998 for recovery pursuant to the Settlement Agreement. The Settlement Agreement includes a penalty mechanism (estimated maximum, $26 million per year) for failure to maintain certain service quality and reliability standards. No such penalty was incurred in 1998.

The Settlement Agreement also provides that for any rate year during the Transition, 50 percent of earnings, exclusive of incentives, in excess of a rate of return of 12.9 percent on electric common equity will be retained for shareholders and 50 percent will be deferred and applied for customer benefit. The earnings sharing is to cease beginning in the year in which Con Edison divests at least half of its New York City electric generation facilities or in which 15 percent of the service area peak load [excluding the existing load served by the New York Power Authority (NYPA)] is supplied by entities other than Con Edison. No amounts were deferred for earnings sharing in 1998. The conditions for ending application of the sharing provision are expected to be met in 1999.

Recovery of Prior Investments and Commitments   Potential strandable costs for
Con Edison include costs associated with its fossil-fueled generating plants, IP 2, decommissioning of IP 2 and the retired IP 1 and contracts with non-utility generators (NUGs).

Under the Settlement Agreement, Con Edison will continue to recover its potential electric strandable costs during the Transition in the rates it charges all customers. Pursuant to the Settlement Agreement, Con Edison will be given a reasonable opportunity following the Transition to recover remaining electric strandable costs, as adjusted for net gains in excess of $100 million or net losses from divestiture of Con Edison's electric generating capacity (see "Generation Divestiture," above), including a reasonable return on investments, through a non-bypassable charge to customers. For any remaining strandable costs related to fossil generation, the recovery period will be 10 years and for strandable costs related to nuclear generation, the recovery period will be the remaining operating license term of IP 2, which extends to 2013. In addition, the Settlement Agreement provides $75 million of additional depreciation for Con Edison's generating units that supply both electricity and steam.

For information about recovery of potential strandable costs relating to Con Edison's NUG contracts, see Note G to the financial statements.

Corporate Structure The Settlement Agreement establishes guidelines governing transactions among affiliates. Without PSC approval, Con Edison is prohibited from making loans to, or guaranteeing the obligations of, CEI or any of CEI's subsidiaries, or pledging its assets as security for the indebtedness of CEI or any of its affiliates. See Note B to the financial statements. Con Edison and the other subsidiaries must operate as separate entities, and transfers of assets, services and information between Con Edison and its affiliates are subject to certain restrictions.

1995 Electric Rate Agreement

In April 1995 the PSC approved a three-year electric rate agreement effective April 1, 1995. However, the Settlement Agreement superseded the provisions of the 1995 electric rate agreement that prescribed overall electric revenue levels for the 12 months ended March 31, 1998. The Settlement Agreement also eliminated, effective April 1, 1997, the provisions of the 1995 electric rate agreement for incentives or penalties related to the Enlightened Energy program and customer service performance, the modified Electric Revenue Adjustment Mechanism (ERAM) and earnings sharing.

The principal features of the 1995 electric rate agreement were as follows:

Limited Changes In Base Revenues There was no increase in base electric revenues for the first rate year (the 12 months ended March 31, 1996) and rates were reduced by approximately $19 million (0.3 percent) for the second rate year (the 12 months ended March 31, 1997).

Earnings Sharing The allowed rates of return on common equity in the first two rate years were 11.1 percent and 10.31 percent, respectively, based on an assumed 52 percent common equity ratio. Primarily as a result of increased productivity, Con Edison's actual rates of return for the first two rate years exceeded a threshold level established for sharing earnings with customers. As a result, Con Edison recorded provisions, before federal income tax, for the future benefit of electric customers of $10.2 million for the first rate year (primarily in the fourth quarter of 1995) and $25.7 million for the second rate year ($18.0 million in 1996 and $7.7 million in 1997).

Incentive Provisions Con Edison was permitted to earn additional incentive amounts, not subject to the earnings sharing provisions, by attaining certain objectives for its Enlightened Energy program and for customer service. There were also penalties for failing to achieve minimum objectives, and there was a penalty-only mechanism designed to encourage the company to maintain its high level of service reliability. Con Edison accrued net benefits for these incentives of $30.3 million in 1996 and $0.5 million in 1997.

Partial Pass-through Fuel Adjustment Clause (PPFAC) The 1995 electric rate agreement also provided for a fuel and purchased power cost-savings incentive, which has been continued under the Settlement Agreement. See Note A to the financial statements. Under the PPFAC, Con Edison's earnings, before federal income tax, were increased by $24.9 million in 1996 and $7.1 million in 1998. For 1997, primarily as a result of unscheduled outages at IP 2, Con Edison incurred a net penalty of $1.8 million.

Modified ERAM The 1995 agreement continued, in modified form, the ERAM rate-making concept that was established in the 1992 electric rate agreement. See Note A to the financial statements. Con Edison accrued $10.1 million for 1996 and $18.0 million for 1997 for revenue undercollections under the ERAM provisions.

Electric Capacity Resources

Electric peak load in Con Edison's service area, adjusted for historical design weather conditions, grew by 250 MW (2.2 percent) in 1998, reflecting growth in the local economy. Current forecasts of load growth indicate that additional resources could be required within the service area over the next five years.

In the Divestiture Order, the PSC indicated that it "agree[s] generally that Con Edison need not plan on constructing new generation as the competitive market develops," but considers "overly broad" and did not adopt Con Edison's request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity. Con Edison does not anticipate adding long-term generation resources to its electric system but may need to make short-term purchases of capacity.

Nuclear Generation

Indian Point Station Con Edison has operated its approximately 1,000 MW IP 2 nuclear generating unit since it was first placed into service in 1973. At December 31, 1998 IP 2 had a net book value of approximately $459 million. See Note A to the financial statements for a discussion of costs of decommissioning IP 2 and the retired IP 1 unit. IP 2 was out of service for a scheduled refueling and maintenance outage in 1997 and for significant periods during 1997 and 1998 for unscheduled maintenance. Scheduled refueling and maintenance outages are generally required after a cycle of approximately 22 months.

Rate Recovery The Settlement Agreement provides that, following the Transition, Con Edison will have a reasonable opportunity to recover, through a non-bypassable charge, its investment in IP 2 and the costs of decommissioning its nuclear operations. See "PSC Settlement Agreement - Recovery of Prior Investments and Commitments," above.

The Settlement Agreement does not contemplate the divestiture or transfer of IP
2. The PSC has, however, instituted a proceeding to further consider the future of nuclear generating facilities in New York State.

Fuel Disposal The United States Department of Energy (DOE) has defaulted on its obligation under a contract with Con Edison pursuant to which DOE, not later than 1998, was to begin to take title to the company's spent nuclear fuel generated at IP 2. Con Edison and a number of other utilities are pursuing their legal remedies against the DOE. Con Edison estimates that it has adequate on-site capacity for interim storage of its spent fuel until 2005. Absent regulatory or technological developments by 2005, the company expects that it will require additional on-site or other spent fuel storage facilities. Such additional facilities would require regulatory approvals. In the event that it is unable to make appropriate arrangements for the storage of its spent fuel, Con Edison would be required to curtail the operation of IP 2.

Gas and Steam Rate Agreements

In January 1997 the PSC approved a four-year gas rate settlement agreement with the following major provisions: base rates will, with limited exceptions, remain at September 30, 1996 levels through September 30, 2000; Con Edison will share in net revenue from interruptible gas sales (previously used only to reduce firm customer gas costs) by retaining in each rate year the first $7.0 million of net revenue above 8.5 million dekatherms and 50 percent of additional net revenues; and 86 percent of any increase in property taxes above levels implicit in rates will be recovered by offsetting amounts, if any, that would otherwise be returned to customers. Con Edison will share with customers 50 percent of earnings above a 13 percent rate of return on gas common equity. No amounts were deferred for earnings sharing in 1998 and 1997.

Con Edison's Retail Choice program for gas permits all of its customers to choose alternative gas suppliers. The delivery of gas to customers continues to be through Con Edison's distribution system. The program began in 1996. See discussion of transportation of customer-owned gas in Results of Operations, below.

In September 1997 the PSC approved a three-year steam rate agreement that provided for a $16 million base rate increase, effective October 1, 1997. Base rates for the remainder of the term of the agreement will not be increased or decreased except in certain limited circumstances. In October 1998 the PSC approved a long-range plan for Con Edison's steam system.

Financial Market Risks

CEI's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, are interest rate risk and commodity price risk.

The interest rate risk relates primarily to new debt financing needed to fund capital requirements, including maturing debt securities, and to variable rate debt. In general, Con Edison's electric, gas and steam rates are not subject to change for fluctuations in the cost of capital during the respective terms of the current rate agreements. Con Edison manages its interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refundings of debt through optional redemptions and tender offers. In addition, from time to time, Con Edison enters into derivative financial instruments to hedge interest rate risk. There were no derivative financial instruments outstanding at December 31, 1998.

The commodity price risk relates primarily to Con Edison's use of derivative commodity instruments to hedge its gas in storage and anticipated gas purchases. In addition, Con Edison Solutions uses derivatives to hedge its gas purchases. Con Edison does not generally use derivatives to hedge its purchases of electricity and fuel (to produce electricity and steam) because the related commodity price risks are mitigated by the fuel adjustment provisions of its current rate agreements. At December 31, 1998 neither the fair value of the derivatives outstanding nor potential, near-term derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of CEI or Con Edison. See Note A to the financial statements for additional information about the fuel cost provisions of the rate agreements and gas cost hedging.

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 1999. The application of this standard is not expected to have a material effect on the financial position or results of operations of CEI or Con Edison or materially change their current disclosure practices.

In December 1998 the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." During 1998 neither CEI, Con Edison nor any of their consolidated subsidiaries entered into any transactions that would be subject to EITF Issue No. 98-10.

Year 2000 Readiness Disclosure

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. These computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known.

In 1995 Con Edison began a program to address its Year 2000 issues. An inventory and assessment of Con Edison's company-developed systems, vendor-developed systems, technology infrastructure and telecommunications infrastructure have been completed. The necessary changes to company-developed systems that are critical to providing energy service to customers and an inventory and assessment of the embedded technology in equipment, machinery and operating systems have been completed. Con Edison plans that any necessary changes to its other systems, infrastructure and embedded technologies will be completed by June 1999. The company intends to continue to test its Year 2000 readiness throughout 1999. Con Edison estimates that the cost of its program to address Year 2000 issues will be approximately $27 million, of which approximately $22.5 million has been incurred. The cost is being funded from internally-generated funds and expensed as incurred.

Con Edison is contacting entities, such as energy, services and material suppliers, that are critical to its ability to provide energy service to its customers, to determine the Year 2000 readiness of these entities. The company has sent inquiries regarding Year 2000 readiness to 4,500 suppliers. No third party has indicated that it has a Year 2000 problem that will have a material adverse effect on Con Edison's business.

Con Edison expects that its program will be adequate to address its Year 2000 issues, but nevertheless is in the process of developing a contingency plan. There can, of course, be no assurance as to whether the contingency plan will successfully address any contingencies that arise. In the event that Con Edison is unsuccessful in addressing its Year 2000 issues, worst case scenarios could have a material adverse effect on CEI's and Con Edison's financial condition, results of operations or liquidity.

Superfund and Asbestos Claims and Other Contingencies

Reference is made to Note F to the financial statements for information concerning potential liabilities of Con Edison arising from the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), from claims relating to alleged exposure to asbestos, and from certain other contingencies to which Con Edison is subject.

Forward-Looking Statements

This discussion and analysis includes forward-looking statements, which are statements of future expectation and not facts. Words such as estimates, expects, anticipates, intends, plans and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, technological developments, any failure by Con Edison or others to successfully complete necessary changes to address Year 2000 problems, and other presently unknown or unforeseen factors.

Results of Operations

CEI's basic and diluted earnings per share were $3.04 in 1998, $2.95 in 1997 and $2.93 in 1996. The average numbers of common shares outstanding for 1998, 1997 and 1996 were 234.3 million, 235.1 million and 235.0 million, respectively.

CEI's net income for common stock of $712.7 million in 1998, $694.5 million in 1997 and $688.2 million in 1996 was comprised primarily of Con Edison's net income. CEI's net income also reflects net losses of its non-utility subsidiaries of $18.4 million in 1998, $9.6 million in 1997 and $0.3 million in 1996.

The increase in earnings for the year 1998 was the result of higher electric revenues from warmer than normal summer weather and the improving New York City economy, continued cost reduction programs and voluntary attrition in Con Edison's labor force. These enhancements to earnings were offset, in part, by expenses resulting from the extended maintenance outage at IP 2 that was completed in September 1998 and by the implementation of rate reductions required under the Settlement Agreement. The increase in earnings for the year 1997 was primarily the result of lower operations and maintenance expenses in non-nuclear operations, reflecting ongoing productivity improvements, partially offset by the impact of weather on net revenues and reduced incentive earnings under agreements covering electric rates.

Earnings for 1998, 1997 and 1996 reflect the provisions of the electric, gas and steam rate agreements discussed in previous sections.

Operating Revenues and Fuel Costs

CEI's operating revenues in 1998 decreased from the prior year by $103.1 million and in 1997 increased from the prior year by $63.1 million. The principal increases and decreases in revenues were:

                                                           Increase (Decrease)
-------------------------------------------------------------------------------
                                                            1998           1997
(Millions of Dollars)                                  over 1997      over 1996
-------------------------------------------------------------------------------
Electric, gas and steam rate changes                    $  (93.2)      $  (24.7)
Fuel rider billings*                                      (260.6)         145.0
Sales volume changes
  Electric**                                               258.8           45.0
  Gas                                                     (134.6)          (8.1)
  Steam                                                    (33.6)         (28.9)
Gas weather normalization                                   30.5           17.2
Electric:
  Revenue adjustments                                       43.9           10.5
  Off-system sales                                          20.8          (11.6)
Non-utility                                                 62.1          (98.4)
Other                                                        2.8           17.1
-------------------------------------------------------------------------------
Total                                                   $ (103.1)      $   63.1
-------------------------------------------------------------------------------
* Excludes costs of fuel, purchased power and gas purchased for resale reflected in base rates.

** Includes Con Edison direct customers and delivery service for NYPA, municipal agencies and Retail Choice customers.

The decrease in fuel billings in 1998 reflects reduced fuel expenses resulting from lower volumes and lower unit costs for purchased electric power (offset in part by increased generation), gas purchased for resale and fuel used to produce steam. The increase in such billings in 1997 reflects increases in the unit costs of purchased power, fuel used to produce electricity and steam, and gas purchased for resale.

Electricity sales volume in Con Edison's service territory increased 3.1 percent in 1998 and 1.1 percent in 1997. Gas sales and transportation volume to firm customers decreased 9.7 percent in 1998 and 6.2 percent in 1997. Under the gas weather normalization provision of the current gas rate agreement, most weather-related variations in firm sales do not affect earnings. Firm transportation and transportation of customer-owned gas (other than for NYPA), which comprised approximately 19.0 percent of the gas sold or transported for customers in 1998, increased significantly in 1998, reflecting increased customer purchases of gas from third party suppliers under Con Edison's Retail Choice program for gas. Steam sales volume decreased 8.8 percent in 1998 and 8.6 percent in 1997. Gas and steam sales volume decreases reflect warmer than normal winter weather in 1997 and 1998.

Con Edison's electricity, gas and steam sales vary seasonally in response to weather. Electric peak load occurs in the summer, while gas and steam sales peak in the winter. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume increased 2.5 percent in 1998 and
1.8 percent in 1997. Similarly adjusted, gas sales and transportation volume to firm customers decreased 0.1 percent in 1998 and 0.8 percent in 1997, and steam sales volume decreased 1.7 percent in 1998 and 1.0 percent in 1997. Weather-adjusted sales represent Con Edison's estimate of the sales that would have been made if historical average weather conditions had prevailed.

Other Operations and Maintenance Expenses

Other operations and maintenance expenses increased 2.2 percent in 1998 and decreased 1.5 percent in 1997. For 1998 the increase reflects expenses for the IP 2 outage that was completed in September 1998, increased reserves for workers' compensation and increased start-up expenses for CEI's non-utility subsidiaries, partially offset by decreased costs for pensions and retiree benefits (see Notes D and E to the financial statements) and a 4.7 percent reduction in the workforce. For 1997 the decrease reflects lower costs for pensions and retiree benefits, a 4.9 percent reduction in the workforce and reductions in the Enlightened Energy program, partially offset by expenses for IP 2 outages.

Taxes, Other Than Federal Income Tax

At $1.2 billion, taxes other than federal income tax remain one of CEI's largest operating expenses.

The principal components of and variations in operating taxes were:

                                                            Increase (Decrease)
-------------------------------------------------------------------------------
                                               1998          1998          1997
(Millions of Dollars)                        Amount     over 1997     over 1996
-------------------------------------------------------------------------------
Property taxes                           $    618.4       $  27.7       $  19.1
State and local taxes
  on revenues                                 465.8          (9.0)          0.9
Payroll taxes                                  56.7          (2.6)         (1.5)
Other taxes                                    67.2          10.9          (3.6)
-------------------------------------------------------------------------------
Total                                    $  1,208.1*      $  27.0       $  14.9
-------------------------------------------------------------------------------
* Including sales taxes on customers' bills, total taxes, other than federal income taxes, billed to customers in 1998 were $1,502.1 million.


The increases in property taxes in 1998 and in 1997 reflect increases in tax rates.

Other Income

CEI's other income decreased $8.3 million in 1998, due principally to the write-off of a $10 million investment made by one of CEI's non-utility subsidiaries. Other income increased $5.5 million in 1997, reflecting primarily higher investment income.

Net Interest Charges

Net interest charges decreased $7.2 million in 1998, reflecting interest savings from the refunding of long-term debt issues in 1998. Net interest charges increased $9.5 million in 1997, principally as a result of new debt issues.

Federal Income Tax

Federal income tax increased in 1998 and decreased in 1997, reflecting the changes each year in income before tax and in tax credits. See Note I to the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For information about the Company's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Liquidity and Capital Resources - Financial Market Risks" in Item 7.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. Financial Statements

                                                                           Page
Index to Financial Statements                                             Number

Report of Independent Accountants                                          39

CEI Consolidated Balance Sheet at December 31, 1998 and 1997               40-41
CEI Consolidated Income Statement for the years ended
     December 31,1998, 1997 and 1996                                       42
CEI Consolidated Statement of Retained Earnings for the years ended
    December 31, 1998, 1997 and 1996                                       42
CEI Consolidated Statement of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996                                      43

Con Edison Consolidated Balance Sheet at December 31, 1998 and 1997        44-45
Con Edison Consolidated Income Statement for the years ended
     December 31,1998, 1997 and 1996                                       46
Con Edison Consolidated Statement of Retained Earnings for the years
    ended December 31, 1998, 1997 and 1996                                 46
Con Edison Consolidated Statement of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996                                      47
Con Edison Consolidated Statement of Capitalization at
    December 31, 1998 and 1997                                             48-49

CEI and Con Edison Notes to Consolidated Financial Statements              50-61

The following Schedules are each filed as a "Financial Statement
Schedule" pursuant to Item 14 of this report:

Schedule I  -  Condensed financial information of CEI                      62-63
Schedule II - Valuation and qualifying accounts of CEI and Con Edison      64

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

B. Supplementary Financial Information

      Selected Quarterly Financial Data for the years ended December 31, 1998 and 1997 (Unaudited)

      The following table shows selected quarterly financial data for CEI and Con Edison. CEI became the holding company for Con Edison on January 1, 1998.

CEI                                   First      Second     Third      Fourth
1998 (Millions of Dollars)            Quarter    Quarter    Quarter    Quarter
--------------------------------------------------------------------------------
Operating revenues                    $ 1,853.1  $ 1,561.0  $ 2,061.6  $ 1,617.3
Operating income                          254.6      148.0      438.4      212.3
Net income for common stock               171.9       62.0      347.0      131.8
Earnings per common share                  $.73       $.26      $1.49       $.56

Con Edison                            First      Second     Third      Fourth
1998 (Millions of Dollars)            Quarter    Quarter    Quarter    Quarter
--------------------------------------------------------------------------------
Operating revenues                    $ 1,825.9  $ 1,543.8  $ 2,042.2  $ 1,586.8
Operating income                          257.9      152.0      442.1      215.1
Net income for common stock               174.0       63.2      356.3      134.6

CEI and Con Edison                    First      Second     Third      Fourth
1997 (Millions of Dollars)            Quarter    Quarter    Quarter    Quarter
--------------------------------------------------------------------------------
Operating revenues                    $ 1,915.6  $ 1,508.1  $ 2,027.3  $ 1,745.2
Operating income                          246.9      126.3      434.8      227.3
Net income for common stock               162.0       43.0      350.4      139.1
Earnings per common share                  $.69       $.18      $1.49       $.59

In the opinion of the Company these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

                        Report of Independent Accountants

To the Stockholders and Board of Directors of Consolidated Edison, Inc. and the Stockholders and Board of Trustees of Consolidated Edison Company of New York, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8.A on page 37, present fairly, in all material respects, the consolidated financial position of Consolidated Edison, Inc. and its subsidiaries ("CEI") at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and the consolidated financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries ("Con Edison") at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management of CEI and Con Edison; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, NY

February 23, 1999 except as to Note K, which is as of March 2, 1999

Consolidated Balance Sheet Consolidated Edison, Inc.

Assets
At December 31 (Thousands of Dollars)                                                                       1998                1997
------------------------------------------------------------------------------------------------------------------------------------
Utility plant, at original cost (Note A)
Electric                                                                                             $12,039,082         $11,743,745
Gas                                                                                                    1,838,550           1,741,562
Steam                                                                                                    604,761             576,206
General                                                                                                1,204,262           1,203,427
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                 15,686,655          15,264,940
Less: Accumulated depreciation                                                                         4,726,211           4,392,377
------------------------------------------------------------------------------------------------------------------------------------
Net                                                                                                   10,960,444          10,872,563
Construction work in progress                                                                            347,262             292,218
Nuclear fuel assemblies and components, less accumulated amortization                                     98,837             102,321
------------------------------------------------------------------------------------------------------------------------------------
Net utility plant                                                                                     11,406,543          11,267,102
------------------------------------------------------------------------------------------------------------------------------------

Current assets
Cash and temporary cash investments (Note A)                                                             102,295             183,458
Funds held for refunding of debt                                                                              --             328,874
Accounts receivable - customer, less allowance for uncollectible accounts of
  $24,957 and $21,600 at December 31, 1998 and 1997, respectively                                        521,648             581,163
Other receivables                                                                                         49,381              60,759
Fuel, at average cost                                                                                     33,289              53,697
Gas in storage, at average cost                                                                           49,656              37,209
Materials and supplies, at average cost                                                                  184,916             191,759
Prepayments                                                                                              131,374              75,516
Other current assets                                                                                      20,984              14,775
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                   1,093,543           1,527,210
------------------------------------------------------------------------------------------------------------------------------------

Investments
Nuclear decommissioning trust funds                                                                      265,063             211,673
Other                                                                                                    113,382              80,724
------------------------------------------------------------------------------------------------------------------------------------
Total investments (Note A)                                                                               378,445             292,397
------------------------------------------------------------------------------------------------------------------------------------

Deferred charges (Note A)
Enlightened Energy program costs                                                                          68,381             117,807
Unamortized debt expense                                                                                 135,897             126,085
Recoverable fuel costs (Note A)                                                                           22,013              98,301
Power contract termination costs                                                                          70,621              80,978
Other deferred charges                                                                                   254,944             239,559
------------------------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                                                   551,856             662,730
------------------------------------------------------------------------------------------------------------------------------------
Regulatory asset - future federal income taxes (Notes A and I)                                           951,016             973,079
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                $14,381,403         $14,722,518
------------------------------------------------------------------------------------------------------------------------------------

Capitalization and Liabilities
At December 31 (Thousands of Dollars)                                                                      1998                1997
------------------------------------------------------------------------------------------------------------------------------------
Capitalization (Note B)
Common shareholders' equity
Common stock, $ .10 par value, authorized 500,000,000 shares; 232,833,494 shares
  and 235,489,650 shares outstanding at December 31, 1998 and 1997, respectively                   $  1,482,341        $  1,482,351
Retained earnings                                                                                     4,700,500           4,484,703
Treasury stock, at cost; 1998 - 2,654,600 shares                                                       (120,790)                 --
Capital stock expense                                                                                   (36,446)            (36,975)
------------------------------------------------------------------------------------------------------------------------------------
Total common shareholders' equity                                                                     6,025,605           5,930,079
------------------------------------------------------------------------------------------------------------------------------------

Preferred stock subject to mandatory redemption                                                          37,050              84,550
Other preferred stock                                                                                   212,563             233,468
Long-term debt                                                                                        4,050,108           4,188,906
------------------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                                 10,325,326          10,437,003
------------------------------------------------------------------------------------------------------------------------------------

Noncurrent liabilities
Obligations under capital leases                                                                         37,295              39,879
Other noncurrent liabilities                                                                            203,543             106,137
------------------------------------------------------------------------------------------------------------------------------------
Total noncurrent liabilities                                                                            240,838             146,016
------------------------------------------------------------------------------------------------------------------------------------

Current liabilities
Long-term debt due within one year                                                                      225,000             529,385
Accounts payable                                                                                        371,274             440,114
Customer deposits                                                                                       181,236             161,731
Accrued taxes                                                                                            15,670              65,736
Accrued interest                                                                                         76,466              85,613
Accrued wages                                                                                            83,555              82,556
Other current liabilities                                                                               188,186             183,122
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                             1,141,387           1,548,257
------------------------------------------------------------------------------------------------------------------------------------

Deferred credits (Notes A and I)
Accumulated deferred federal income tax                                                               2,392,812           2,307,835
Accumulated deferred investment tax credits                                                             154,970             163,680
Other deferred credits                                                                                  126,070             119,727
------------------------------------------------------------------------------------------------------------------------------------
Total deferred credits                                                                                2,673,852           2,591,242
------------------------------------------------------------------------------------------------------------------------------------
Contingencies (Note F)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              $ 14,381,403        $ 14,722,518
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Income Statement Consolidated Edison, Inc.

Year Ended December 31 (Thousands of Dollars)                                          1998                1997                1996
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues (Note A)
Electric                                                                      $   5,674,446       $   5,635,575       $   5,541,117
Gas                                                                                 959,609           1,093,880           1,015,070
Steam                                                                               321,932             391,799             403,549
Non-utility                                                                         137,061              74,898             173,353
------------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                          7,093,048           7,196,152           7,133,089
------------------------------------------------------------------------------------------------------------------------------------
Operating expenses
Purchased power                                                                   1,253,783           1,349,587           1,272,854
Fuel                                                                                579,006             596,824             573,275
Gas purchased for resale                                                            437,308             552,597             590,373
Other operations                                                                  1,157,958           1,124,703           1,165,531
Maintenance                                                                         477,413             474,788             458,815
Depreciation and amortization (Note A)                                              518,514             503,455             496,505
Taxes, other than federal income tax                                              1,208,102           1,181,156           1,166,254
Federal income tax (Notes A and I)                                                  407,639             377,722             396,968
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                          6,039,723           6,160,832           6,120,575
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                  1,053,325           1,035,320           1,012,514
------------------------------------------------------------------------------------------------------------------------------------
Other income (deductions)
Investment income (Note A)                                                           11,801              12,214               9,074
Allowance for equity funds used during construction (Note A)                          2,431               4,448               3,468
Other income less miscellaneous deductions                                          (14,212)             (4,100)             (8,227)
Federal income tax (Notes A and I)                                                    2,229              (1,998)                778
------------------------------------------------------------------------------------------------------------------------------------
Total other income                                                                    2,249              10,564               5,093
------------------------------------------------------------------------------------------------------------------------------------
Income before interest charges                                                    1,055,574           1,045,884           1,017,607
------------------------------------------------------------------------------------------------------------------------------------
Interest on long-term debt                                                          308,671             318,158             307,820
Other interest                                                                       18,400              17,083              17,331
Allowance for borrowed funds used during construction (Note A)                       (1,246)             (2,180)             (1,629)
------------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                325,825             333,061             323,522
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividend requirements                                               (17,007)            (18,344)            (19,859)
Gain on refunding of preferred stock (Note B)                                            --                  --              13,943
------------------------------------------------------------------------------------------------------------------------------------
Net income for common stock                                                   $     712,742       $     694,479       $     688,169
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share                                   $        3.04       $        2.95       $        2.93
Average number of shares outstanding                                            234,307,767         235,082,063         234,976,697
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Retained Earnings Consolidated Edison, Inc.

Year Ended December 31 (Thousands of Dollars)                                               1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                    $4,484,703        $4,283,935        $4,097,035
Add: Preferred stock adjustment                                                               --                --             1,430
Net income for common stock for the year                                                 712,742           694,479           688,169
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                  5,197,445         4,978,414         4,786,634
------------------------------------------------------------------------------------------------------------------------------------
Less: Gain on refunding of preferred stock                                                    --                --            13,943
Dividends declared on common, $2.12, $2.10 and $2.08 per share                           496,945           493,711           488,756
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                                                  $4,700,500        $4,484,703        $4,283,935
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows Consolidated Edison, Inc.

Year Ended December 31 (Thousands of Dollars)                                              1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income for common stock                                                         $   712,742       $   694,479       $   688,169
Principal non-cash charges (credits) to income
Depreciation and amortization                                                           518,514           503,455           496,505
Deferred recoverable fuel costs                                                          76,288             3,161           (42,008)
Federal income tax deferred                                                              86,430            22,620            40,600
Common equity component of allowance for funds used during construction                  (2,364)           (4,321)           (3,274)
Other non-cash charges                                                                   11,297            17,268             9,602
Changes in assets and liabilities
Accounts receivable - customer, less allowance for uncollectibles                        59,515           (37,159)          (46,789)
Materials and supplies, including fuel and gas in storage                                14,804            31,824           (26,505)
Prepayments, other receivables and other current assets                                 (50,689)           16,062           (46,761)
Enlightened Energy program costs                                                         49,426            15,911            10,564
Power contract termination costs                                                            904            11,551            30,827
Accounts payable                                                                        (68,840)            8,999            10,263
Other - net                                                                             (42,270)          (63,723)          (36,567)
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                              1,365,757         1,220,127         1,084,626
------------------------------------------------------------------------------------------------------------------------------------
Investing activities including construction
Construction expenditures                                                              (618,844)         (654,221)         (675,233)
Nuclear fuel expenditures                                                                (7,056)          (14,579)          (48,705)
Contributions to nuclear decommissioning trust                                          (21,301)          (21,301)          (21,301)
Common equity component of allowance for funds used during construction                   2,364             4,321             3,274
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities including construction                        (644,837)         (685,780)         (741,965)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities including dividends
Repurchase of common stock                                                             (115,247)               --                --
Issuance of long-term debt                                                              460,000           480,000           525,000
Retirement of long-term debt                                                           (200,000)         (106,256)         (183,524)
Advance refunding of preferred stock and long-term debt                                (773,645)               --          (412,311)
Issuance and refunding costs                                                             (8,864)           (8,930)          (18,480)
Funds held for refunding of debt                                                        328,874          (328,874)               --
Common stock dividends                                                                 (493,201)         (493,711)         (488,756)
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities including dividends                           (802,083)         (457,771)         (578,071)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                          (81,163)           76,576          (235,410)
------------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at January 1                                        183,458           106,882           342,292
------------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at December 31                                  $   102,295       $   183,458       $   106,882
------------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                                          $   285,956       $   310,310       $   309,279
  Income taxes                                                                          355,707           335,586           349,192
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheet Consolidated Edison Company of New York, Inc.

Assets
At December 31 (Thousands of Dollars)                                                                      1998                 1997
------------------------------------------------------------------------------------------------------------------------------------
Utility plant, at original cost (Note A)
Electric                                                                                            $12,039,082          $11,743,745
Gas                                                                                                   1,838,550            1,741,562
Steam                                                                                                   604,761              576,206
General                                                                                               1,204,262            1,203,427
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                15,686,655           15,264,940
Less: Accumulated depreciation                                                                        4,726,211            4,392,377
------------------------------------------------------------------------------------------------------------------------------------
Net                                                                                                  10,960,444           10,872,563
Construction work in progress                                                                           347,262              292,218
Nuclear fuel assemblies and components, less accumulated amortization                                    98,837              102,321
------------------------------------------------------------------------------------------------------------------------------------
Net utility plant                                                                                    11,406,543           11,267,102
------------------------------------------------------------------------------------------------------------------------------------

Current assets
Cash and temporary cash investments (Note A)                                                             30,026              183,458
Funds held for refunding of debt                                                                             --              328,874
Accounts receivable - customer, less allowance for uncollectible
  accounts of $22,600 in 1998 and $21,600 in 1997                                                       491,493              581,163
Other receivables                                                                                        45,935               60,759
Fuel, at average cost                                                                                    33,289               53,697
Gas in storage, at average cost                                                                          46,801               37,209
Materials and supplies, at average cost                                                                 184,916              191,759
Prepayments                                                                                             130,198               75,516
Other current assets                                                                                     20,911               14,775
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                    983,569            1,527,210
------------------------------------------------------------------------------------------------------------------------------------

Investments
Nuclear decommissioning trust funds                                                                     265,063              211,673
Other                                                                                                    14,750               80,724
------------------------------------------------------------------------------------------------------------------------------------
Total investments (Note A)                                                                              279,813              292,397
------------------------------------------------------------------------------------------------------------------------------------

Deferred charges (Note A)
Enlightened Energy program costs                                                                         68,381              117,807
Unamortized debt expense                                                                                135,897              126,085
Recoverable fuel costs (Note A)                                                                          22,013               98,301
Power contract termination costs                                                                         70,621               80,978
Other deferred charges                                                                                  254,944              239,559
------------------------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                                                  551,856              662,730
------------------------------------------------------------------------------------------------------------------------------------
Regulatory asset - future federal income taxes (Notes A and I)                                          951,016              973,079
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                               $14,172,797          $14,722,518
------------------------------------------------------------------------------------------------------------------------------------

                                       -45-

Capitalization and Liabilities
At December 31 (Thousands of Dollars)                                                                   1998                    1997
------------------------------------------------------------------------------------------------------------------------------------
Capitalization (see Statement of Capitalization)
Common shareholders' equity                                                                      $ 5,842,724             $ 5,930,079
Preferred stock subject to mandatory redemption (Note B)                                              37,050                  84,550
Other preferred stock (Note B)                                                                       212,563                 233,468
Long-term debt                                                                                     4,050,108               4,188,906
------------------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                              10,142,445              10,437,003
------------------------------------------------------------------------------------------------------------------------------------

Noncurrent liabilities
Obligations under capital leases                                                                      37,295                  39,879
Other noncurrent liabilities                                                                         203,543                 106,137
------------------------------------------------------------------------------------------------------------------------------------
Total noncurrent liabilities                                                                         240,838                 146,016
------------------------------------------------------------------------------------------------------------------------------------

Current liabilities
Long-term debt due within one year (Note B)                                                          225,000                 529,385
Accounts payable                                                                                     357,315                 440,114
Customer deposits                                                                                    181,236                 161,731
Accrued taxes                                                                                         17,621                  65,736
Accrued interest                                                                                      76,507                  85,613
Accrued wages                                                                                         83,555                  82,556
Other current liabilities                                                                            184,989                 183,122
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                          1,126,223               1,548,257
------------------------------------------------------------------------------------------------------------------------------------

Deferred credits (Notes A and I)
Accumulated deferred federal income tax                                                            2,382,273               2,307,835
Accumulated deferred investment tax credits                                                          154,970                 163,680
Other deferred credits                                                                               126,048                 119,727
------------------------------------------------------------------------------------------------------------------------------------
Total deferred credits                                                                             2,663,291               2,591,242
------------------------------------------------------------------------------------------------------------------------------------
Contingencies (Note F)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            $14,172,797             $14,722,518
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Income Statement Consolidated Edison Company of New York, Inc.

Year Ended December 31 (Thousands of Dollars)                                            1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues (Note A)
Electric                                                                          $ 5,717,119        $ 5,635,575        $ 5,541,117
Gas                                                                                   959,609          1,093,880          1,015,070
Steam                                                                                 321,932            391,799            403,549
Non-utility                                                                                --             74,898            173,353
------------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                            6,998,660          7,196,152          7,133,089
------------------------------------------------------------------------------------------------------------------------------------
Operating expenses
Purchased power                                                                     1,252,035          1,349,587          1,272,854
Fuel                                                                                  579,006            596,824            573,275
Gas purchased for resale                                                              370,103            552,597            590,373
Other operations                                                                    1,117,785          1,124,703          1,165,531
Maintenance                                                                           477,413            474,788            458,815
Depreciation and amortization (Note A)                                                517,826            503,455            496,505
Taxes, other than federal income tax                                                1,202,610          1,181,156          1,166,254
Federal income tax (Notes A and I)                                                    414,810            377,722            396,968
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                            5,931,588          6,160,832          6,120,575
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                    1,067,072          1,035,320          1,012,514
------------------------------------------------------------------------------------------------------------------------------------
Other income (deductions)
Investment income (Note A)                                                              6,162             12,214              9,074
Allowance for equity funds used during construction (Note A)                            2,431              4,448              3,468
Other income less miscellaneous deductions                                             (5,275)            (4,100)            (8,227)
Federal income tax (Notes A and I)                                                        575             (1,998)               778
------------------------------------------------------------------------------------------------------------------------------------
Total other income                                                                      3,893             10,564              5,093
------------------------------------------------------------------------------------------------------------------------------------
Income before interest charges                                                      1,070,965          1,045,884          1,017,607
------------------------------------------------------------------------------------------------------------------------------------
Interest on long-term debt                                                            308,671            318,158            307,820
Other interest                                                                         18,400             17,083             17,331
Allowance for borrowed funds used during construction (Note A)                         (1,246)            (2,180)            (1,629)
------------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                  325,825            333,061            323,522
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                            745,140            712,823            694,085
Preferred stock dividend requirements                                                 (17,007)           (18,344)           (19,859)
Gain on refunding of preferred stock (Note B)                                              --                 --             13,943
------------------------------------------------------------------------------------------------------------------------------------
Net income for common stock                                                       $   728,133        $   694,479        $   688,169
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


Consolidated Statement of Retained Earnings Consolidated Edison Company of New York, Inc.

Year Ended December 31 (Thousands of Dollars)                                          1998                 1997                1996
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                              $ 4,484,703          $ 4,283,935         $ 4,097,035
Corporate restructuring to establish holding company                               (198,362)                  --                  --
Net income for the year                                                             745,140              712,823             694,085
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                             5,031,481            4,996,758           4,791,120
------------------------------------------------------------------------------------------------------------------------------------
Dividends declared on capital stock
Cumulative Preferred, at required annual rates                                       17,007               18,146              18,145
Cumulative Preference, 6% Convertible Series B                                           --                  198                 284
Common                                                                              496,945              493,711             488,756
------------------------------------------------------------------------------------------------------------------------------------
Total dividends declared                                                            513,952              512,055             507,185
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                                            $ 4,517,529          $ 4,484,703         $ 4,283,935
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows Consolidated Edison Company of New York,
Inc.

Year Ended December 31 (Thousands of Dollars)                                              1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                          $   745,140       $   712,823       $   694,085
Principal non-cash charges (credits) to income
Depreciation and amortization                                                           517,826           503,455           496,505
Deferred recoverable fuel costs                                                          76,288             3,161           (42,008)
Federal income tax deferred                                                              86,430            22,620            40,600
Common equity component of allowance for funds used during construction                  (2,364)           (4,321)           (3,274)
Other non-cash charges                                                                   11,297            17,268             9,602
Changes in assets and liabilities
Accounts receivable - customer, less allowance for uncollectibles                        66,746           (37,159)          (46,789)
Materials and supplies, including fuel and gas in storage                                17,659            31,824           (26,505)
Prepayments, other receivables and other current assets                                 (52,303)           16,062           (46,761)
Enlightened Energy program costs                                                         49,426            15,911            10,564
Power contract termination costs                                                            904            11,551            30,827
Accounts payable                                                                        (58,149)            8,999            10,263
Other - net                                                                             (22,126)          (63,654)          (19,772)
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                              1,436,774         1,238,540         1,107,337
------------------------------------------------------------------------------------------------------------------------------------
Investing activities including construction
Construction expenditures                                                              (618,844)         (654,221)         (675,233)
Nuclear fuel expenditures                                                                (7,056)          (14,579)          (48,705)
Contributions to nuclear decommissioning trust                                          (21,301)          (21,301)          (21,301)
Common equity component of allowance for funds used during construction                   2,364             4,321             3,274
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities including construction                        (644,837)         (685,780)         (741,965)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities including dividends
Repurchase of common stock                                                             (115,247)               --                --
Issuance of long-term debt                                                              460,000           480,000           525,000
Retirement of long-term debt                                                           (200,000)         (106,256)         (183,524)
Advance refunding of preferred stock and long-term debt                                (773,645)               --          (412,311)
Issuance and refunding costs                                                             (8,864)           (8,930)          (18,480)
Funds held for refunding of debt                                                        328,874          (328,874)               --
Common stock dividends                                                                 (496,945)         (493,711)         (488,756)
Preferred stock dividends                                                               (18,138)          (18,413)          (22,711)
Corporate restructuring to establish holding company                                   (121,404)               --                --
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities including dividends                           (945,369)         (476,184)         (600,782)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                         (153,432)           76,576          (235,410)
------------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at January 1                                        183,458           106,882           342,292
------------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at December 31                                  $    30,026       $   183,458       $   106,882
------------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                                          $   285,956       $   310,310       $   309,279
  Income taxes                                                                          375,125           335,586           349,192
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Capitalization Consolidated Edison Company of New York, Inc.

At December 31 (Thousands of Dollars)                                                 1998             1997
------------------------------------------------------------------------------------------------------------
                                                  Shares outstanding
                                             ----------------------------
                                             December 31,    December 31,
                                                 1998            1997
                                             ----------------------------
Common shareholders' equity (Note B)
Common stock                                 235,488,094     235,489,650       $ 1,482,341      $ 1,482,351
Retained earnings                                                                4,517,529        4,484,703
Repurchased Consolidated Edison, Inc.
  common stock                                                                    (120,790)              --
Capital stock expense                                                              (36,356)         (36,975)
------------------------------------------------------------------------------------------------------------
Total common shareholders' equity                                                5,842,724        5,930,079
------------------------------------------------------------------------------------------------------------
Preferred stock (Note B)
Subject to mandatory redemption
Cumulative Preferred, $100 par value,
  7.20%  Series I                                     --         475,000                --           47,500
  6-1/8% Series J                                370,500         370,500            37,050           37,050
------------------------------------------------------------------------------------------------------------
Total subject to mandatory redemption                                               37,050           84,550
------------------------------------------------------------------------------------------------------------
Other preferred stock
$5 Cumulative Preferred, without par value,
  authorized 1,915,319 shares                  1,915,319       1,915,319           175,000          175,000
Cumulative Preferred, $100 par value,
  authorized 6,000,000 shares*
    5-3/4%  Series A                                  --          70,612                --            7,061
    5-1/4%  Series B                                  --         138,438                --           13,844
    4.65%   Series C                             153,296         153,296            15,330           15,330
    4.65%   Series D                             222,330         222,330            22,233           22,233
------------------------------------------------------------------------------------------------------------
Total other preferred stock                                                        212,563          233,468
------------------------------------------------------------------------------------------------------------
Total preferred stock                                                          $   249,613      $   318,018
------------------------------------------------------------------------------------------------------------

* Represents total authorized shares of cumulative preferred stock, $100 par value, including preferred stock subject to mandatory redemption.

                                       -49-

At December 31 (Thousands of Dollars)                                          1998            1997
----------------------------------------------------------------------------------------------------
Long-term debt (Note B)
Maturity                 Interest Rate     Series
----------------------------------------------------------------------------------------------------
Debentures:
1998                        6-1/4 %        1993 A                       $        --     $   100,000
1998                        5.70           1993 F                                --         100,000
1999                        6-1/2          1992 D                            75,000          75,000
1999                        *              1994 B                           150,000         150,000
2000                        7-3/8          1992 A                           150,000         150,000
2000                        7.60           1992 C                           125,000         125,000
2001                        6-1/2          1993 B                           150,000         150,000
2001                        *              1996 B                           150,000         150,000
2002                        6-5/8          1993 C                           150,000         150,000
2002                        *              1997 A                           150,000         150,000
2003                        6-3/8          1993 D                           150,000         150,000
2004                        7-5/8          1992 B                           150,000         150,000
2005                        7-3/8          1992 E                                --          75,000
2005                        6-5/8          1995 A                           100,000         100,000
2007                        6.45           1997 B                           330,000         330,000
2008                        6-1/4          1998 A                           180,000              --
2008                        6.15           1998 C                           100,000              --
2023                        7-1/2          1993 G                           380,000         380,000
2026                        7-3/4          1996 A                           100,000         100,000
2027                        8.05           1992 F                                --         100,000
2028                        7.10           1998 B                           105,000              --
2028                        6.90           1998 D                            75,000              --
2029                        7-1/8          1994 A                           150,000         150,000
----------------------------------------------------------------------------------------------------
Total debentures                                                          2,920,000       2,835,000
----------------------------------------------------------------------------------------------------

Tax-exempt debt - notes issued to New York State Energy Research and Development Authority for
Facilities Revenue Bonds:
2020                        6.10  %        1995 A                           128,285         128,285
2020                        5-1/4          1993 B                           127,715         127,715
2021                        7-1/2          1986 A                                --         150,000
2022                        7-1/8          1987 A                                --         100,855
2022                        9-1/4          1987 B                                --          29,385
2022                        5-3/8          1993 C                            19,760          19,760
2024                        7-3/4          1989 A                                --         150,000
2024                        7-3/8          1989 B                                --         100,000
2024                        7-1/4          1989 C                           150,000         150,000
2025                        7-1/2          1990 A                           150,000         150,000
2026                        7-1/2          1991 A                           128,150         128,150
2027                        6-3/4          1992 A                           100,000         100,000
2027                        6-3/8          1992 B                           100,000         100,000
2028                        6              1993 A                           101,000         101,000
2029                        7-1/8          1994 A                           100,000         100,000
----------------------------------------------------------------------------------------------------
Total tax-exempt debt                                                     1,104,910       1,635,150
----------------------------------------------------------------------------------------------------
Subordinated deferrable interest debentures:
2031                        7-3/4 %        1996 A                           275,000         275,000
----------------------------------------------------------------------------------------------------
Other long-term debt                                                            868           1,722
Unamortized debt discount                                                   (25,670)        (28,581)
----------------------------------------------------------------------------------------------------
Total                                                                     4,275,108       4,718,291
Less: Long-term debt due within one year                                    225,000         529,385
----------------------------------------------------------------------------------------------------
Total long-term debt                                                      4,050,108       4,188,906
----------------------------------------------------------------------------------------------------
Total capitalization                                                    $10,142,445     $10,437,003
----------------------------------------------------------------------------------------------------

* Rate reset quarterly. At December 31, 1998 the rates for Series 1994 B, Series 1996 B and Series 1997 A were 5.5%, 5.32063% and 5.28063%, respectively.

The accompanying notes are an integral part of these financial statements.

Notes To Consolidated Financial Statements

These footnotes accompany and form an integral part of the consolidated financial statements of Consolidated Edison, Inc. (CEI) and its consolidated subsidiaries, including Consolidated Edison Company of New York, Inc. (Con Edison), and the consolidated financial statements of Con Edison and its consolidated subsidiaries.

Operations

On January 1, 1998 Con Edison became a subsidiary of its new parent holding company, CEI, when the outstanding shares of common stock, $2.50 par value, of Con Edison were exchanged on a share-for-share basis for shares of common stock, $.10 par value, of CEI.

CEI, through its subsidiaries, provides a wide range of energy-related products and services to its customers. Con Edison supplies electric service in all of New York City (except part of Queens) and most of Westchester County, a service area with a population of more than eight million people. It also supplies gas in Manhattan, The Bronx and parts of Queens and Westchester, and steam in part of Manhattan.

CEI subsidiaries other than Con Edison include Consolidated Edison Solutions, Inc. (Con Edison Solutions), Consolidated Edison Development, Inc. (Con Edison Development) and Consolidated Edison Energy, Inc. (Con Edison Energy). Con Edison Solutions is an energy service company providing competitive gas and electric supply and energy-related products and services, primarily in the Northeast. Con Edison Development invests in energy infrastructure projects and markets technical services. Con Edison Energy markets specialized energy supply services to wholesale customers in the Northeast and the Mid-Atlantic states.

Acquisition

In May 1998 CEI agreed to acquire Orange and Rockland Utilities, Inc. (O&R) for cash at a price of $58.50 per share of O&R common stock (approximately $790 million in aggregate) pursuant to an Agreement and Plan of Merger among the parties. The transaction is subject to certain conditions, including the approvals of state and Federal regulatory agencies. O&R supplies electric and gas service in Orange and Rockland counties in New York State and in New Jersey and Pennsylvania.

Note A Summary of Significant Accounting Policies

Principles of Consolidation   The accompanying consolidated financial statements
of CEI include the accounts of CEI and its consolidated subsidiaries, including Con Edison. The accompanying consolidated financial statements of Con Edison include the accounts of Con Edison and its consolidated subsidiaries. Intercompany transactions have been eliminated.

PSC Settlement Agreement In May 1996 the New York State Public Service Commission (PSC), in its Competitive Opportunities proceeding, endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry. In September 1997 the PSC approved a settlement agreement between Con Edison, the PSC staff and certain other parties (the Settlement Agreement). The Settlement Agreement provides for a transition to a competitive electric market through the development of a "retail access" plan, a rate plan for the period ending March 31, 2002, a reasonable opportunity for recovery of "strandable costs" and the divestiture by Con Edison to unaffiliated third parties of fossil-fueled electric generating capacity located in New York City.

The retail access plan will eventually permit all of Con Edison's electric customers to buy electricity from other suppliers. In June 1998 approximately 68,000 Con Edison customers representing approximately 1,000 megawatts (MW) of aggregate customer load began purchasing electricity from other power providers under the first phase of Con Edison's electric Retail Choice program. The delivery of electricity to customers will continue to be through Con Edison's transmission and distribution systems.

The Settlement Agreement provided for the divestiture to third parties of at least 50 percent of Con Edison's New York City fossil-fueled electric generating capacity. It also provided that Con Edison can retain for shareholders the first $50 million of any net after-tax gains from the divestiture. In July 1998 the PSC issued an order amending the Settlement Agreement (the Divestiture Order). The Divestiture Order requires Con Edison to auction all of its New York City fossil-fueled electric generating capacity to unaffiliated third parties. The order permits Con Edison to apply up to $50 million of any net after-tax gains from the divestiture, in excess of the first $50 million of net gains, to reduce the net book value of the Indian Point 2 nuclear generating unit (IP 2). Any net gains or any net losses from divestiture in excess of $100 million will be deferred for disposition by the PSC. Sales of electric generating capacity are subject to PSC approval and contingent on the New York independent system operator (ISO) being operational, unless otherwise determined by the PSC.

In January 1999 Con Edison entered into agreements to sell 3,624 MW of its electric capacity to unaffiliated third parties for approximately $1.1 billion. In November 1998 Con Edison entered into an agreement to sell its two-thirds interest in the 1,200-MW Bowline Point generating station operated by O&R to an unaffiliated third party for approximately $133 million. The estimated net after-tax gain from these sales is approximately $284 million. See Note K.

Con Edison's potential electric strandable costs are those prior utility investments and commitments that may not be recoverable in a competitive electric supply market, including the unrecovered book cost of Con Edison's electric generating plants, the future cost of decommissioning the IP 2 and the retired IP 1 nuclear generating stations and charges under contracts with non-utility generators (NUGs). Con Edison is recovering potential electric strandable costs in the rates it charges all customers, including those customers purchasing electricity from others. Pursuant to the Settlement Agreement, following March 31, 2002, Con Edison will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, any remaining strandable costs, including a reasonable return on investments. For any remaining fossil-related strandable costs, the recovery period will be 10 years. For remaining nuclear-related strandable costs, the recovery period will extend no longer than the end of IP 2's operating license in 2013. Reconciliation of estimated and actual decommissioning costs may be reflected in rates after 2013. With respect to Con Edison's NUG contracts, see Notes G and K.

Accounting Policies The accounting policies of CEI and Con Edison conform to generally accepted accounting principles. For regulated public utilities, generally accepted accounting principles include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, the accounting requirements and rate-making practices of the Federal Energy Regulatory Commission (FERC) and the PSC.

The standards in SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of the Financial Accounting Standards Board
(FASB) Statement No. 71," apply to the non-nuclear electric supply portion of Con Edison's business that is being deregulated as a result of the Settlement Agreement (the Deregulated Business). The Deregulated Business includes all of Con Edison's fossil electric generating assets, which had a net book value of approximately $1.4 billion at December 31, 1998, including approximately $187 million relating to Con Edison's share of the Bowline Point and Roseton stations. The application of SFAS No. 101 to the Deregulated Business had no material adverse effect on the financial position or results of operations of CEI or Con Edison.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires certain assets to be reviewed for impairment if the carrying amount of the assets may not be recoverable, requires that assets to be disposed of be carried at the lower of net book value or fair value, and amends SFAS No. 71 to require that regulatory assets be charged to earnings if such assets are no longer considered probable of recovery. No impairment of Con Edison's fossil generating assets has been recognized because the estimated cash flows from the operation and/or sale of the assets, together with the cash flows from the strandable cost recovery provisions of the Settlement Agreement, will not be less than the net carrying amount of the fossil generating assets.

Certain deferred charges (regulatory assets) principally relating to future federal income taxes and certain deferred credits (regulatory liabilities) have resulted from transactions relating or allocated to the Deregulated Business. At December 31, 1998 regulatory assets net of regulatory liabilities amounted to approximately $1.3 billion, of which approximately $300 million is attributable to the Deregulated Business. There has been no charge against earnings for net regulatory assets of Con Edison because recovery of the assets is probable under the Settlement Agreement.

SFAS No. 5, "Accounting for Contingencies," requires accrual of a loss if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. No loss has been accrued for Con Edison's NUG contracts because it is not probable that the charges by NUGs under the contracts will exceed the cash flows from the sale by Con Edison of the electricity provided by the NUGs, together with the cash flows provided pursuant to the Settlement Agreement.

Utility Plant and Depreciation The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction
(AFDC). The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation as property is retired. The cost of repairs and maintenance is charged to expense, and the cost of betterments is capitalized.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on Con Edison's own funds when so used, determined in accordance with PSC and FERC regulations. The AFDC rate was 9.1 percent in 1998 and 1997 and 9.0 percent in 1996. The rate was compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges.

The annual charge for depreciation is computed using the straight-line method for financial statement purposes with rates based on average lives and net salvage factors, with the exception of IP 2, Con Edison's share of the Roseton generating station, certain leaseholds and certain general equipment, which are depreciated using a remaining life amortization method. Depreciation rates averaged approximately
3.4 percent in 1998, 1997 and 1996. In 1996 an additional provision for depreciation of $13.9 million was accrued in connection with a preferred stock refunding. See Note B.

Con Edison is a joint owner of two 1,200-MW electric generating stations: (1) Bowline Point, operated by O&R, with Con Edison owning a two-thirds interest, and (2) Roseton, operated by Central Hudson Gas & Electric Corp., with Con Edison owning a 40 percent interest. Central Hudson has the option to acquire Con Edison's interest in the Roseton station in 2004. Con Edison's share of the investment in these stations at original cost and as included in its balance sheet at December 31, 1998 and 1997 was:

(Thousands of Dollars)                                     1998             1997
--------------------------------------------------------------------------------
Bowline Point: Plant in service                        $207,423         $206,128
  Construction work in progress                           1,112            1,796
Roseton: Plant in service                               146,778          146,066
  Construction work in progress                             262              652
--------------------------------------------------------------------------------

Con Edison's share of accumulated depreciation for the Roseton station at December 31, 1998 and 1997 was $80.9 million and $75.3 million, respectively. A separate depreciation account is not maintained for Con Edison's share of the Bowline Point station. Con Edison's share of operating expenses for these stations is included in its income statement.

In November 1998 Con Edison and O&R agreed to sell their interests in Bowline Point. See PSC Settlement Agreement in this Note A. Central Hudson has agreed to divest generation as part of its Competitive Opportunities settlement with the PSC.

Nuclear Decommissioning Depreciation charges include a provision for decommissioning both IP 2 and the retired IP 1 nuclear unit. Decommissioning costs are being accrued ratably over the IP 2 license period, which extends to the year 2013. Con Edison has been accruing for the costs of decommissioning within the internal accumulated depreciation reserve since 1975.

Accumulated decommissioning provisions at December 31, 1998 and 1997, which include earnings on funds externally invested, were as follows:

                                                             Amounts Included in
                                                        Accumulated Depreciation
--------------------------------------------------------------------------------
(Millions of Dollars)                                    1998               1997
--------------------------------------------------------------------------------
Nuclear                                              $  265.1           $  211.7
Non-nuclear                                              56.7               58.2
--------------------------------------------------------------------------------
Total                                                $  321.8           $  269.9
--------------------------------------------------------------------------------

Con Edison maintains external trust funds, which at December 31, 1998 amounted to approximately $265 million (see Investments in this Note A), for the costs of decommissioning IP 2 and the retired IP 1 nuclear unit. The Settlement Agreement continued in rates annual expense allowances of $21.3 million (which is deposited in the trust fund) and $1.8 million, respectively, to fund the estimated costs of decommissioning the nuclear and non-nuclear portions of the units. These allowances were established pursuant to a 1995 electric rate settlement agreement based upon a 1994 site-specific study. The study estimated the decommissioning costs to be approximately $657 million (assuming 2016 as the midpoint for decommissioning expenditures), including $252 million for extended storage of spent nuclear fuel. The minimum decommissioning fund estimate calculated in accordance with Nuclear Regulatory Commission (NRC) regulations was $862 million as of December 31, 1998. The Settlement Agreement provides for recovery of the decommissioning costs for IP 2 and IP 1. See PSC Settlement Agreement in this Note A. The PSC has initiated a proceeding to consider the future of nuclear generating units in New York State.

The FASB is currently reviewing the utility industry's accounting treatment of nuclear and certain other plant decommissioning costs. In an exposure draft issued in February 1996, the FASB concluded that decommissioning costs should be accounted for as a liability at expected present value, with a corresponding asset in utility plant, rather than as a component of depreciation. The FASB expects to issue a new exposure draft in the second quarter of 1999.

Nuclear Fuel Nuclear fuel assemblies and components are amortized to operating expenses based on the quantity of heat produced in the generation of electricity. Fuel costs also include provisions for payments to the U.S. Department of Energy (DOE) for future off-site storage of the spent fuel and for a portion of the costs to decontaminate and decommission the DOE facilities used to enrich uranium purchased by Con Edison. Such payments amounted to $3.4 million in 1998. Nuclear fuel costs are recovered in revenues through base rates or through the fuel adjustment clause.

Leases In accordance with SFAS No. 71, those leases that meet the criteria for capitalization are capitalized for accounting purposes. For rate-making purposes, all leases have been treated as operating leases.

Revenues Con Edison's revenues for electric, gas and steam service are recognized on a monthly billing cycle basis. Pursuant to a 1995 electric rate agreement, Con Edison's actual electric net revenues (operating revenues less fuel and purchased power costs and revenue taxes) were adjusted by accrual to target levels established under the agreements in accordance with an electric revenue adjustment mechanism (ERAM). Revenues were also increased (or decreased) each month to reflect rewards (or penalties) earned under incentive mechanisms for the Enlightened Energy (demand-side management) program and for customer service activities. The agreements provided that the net regulatory asset (or liability) thus accrued in each rate year would be reflected in customers' bills in the following rate year. Effective April 1, 1997 the Settlement Agreement eliminated the ERAM and the Enlightened Energy and electric customer service incentives. The Settlement Agreement includes a penalty mechanism (estimated maximum, $26 million per year) for failure to maintain certain service quality and reliability standards. No such penalty was incurred in 1998.

A 1994 gas rate agreement provided for Con Edison's revenues to be increased (or decreased) each month to reflect rewards (or penalties) earned under incentive mechanisms related to gas customer service and system improvement targets. The 1997 gas rate agreement discontinued the incentive mechanisms effective October 1, 1997.

Recoverable Fuel Costs Con Edison's fuel and purchased power costs that are above the levels included in base rates are recoverable under electric, gas and steam fuel adjustment clauses. If costs fall below these levels, the difference is credited to customers. For electric and steam, such costs are deferred until the period in which they are billed or credited to customers (40 days for electric, 30 days for steam). For gas, the excess or deficiency is accumulated for refund or surcharge to customers on an annual basis.

Under a partial pass-through electric fuel adjustment clause (PPFAC), Con Edison retains for stockholders 30 percent of any savings in actual costs for electric fuel and purchased power costs below monthly target amounts, but must bear 30 percent of any excess of actual costs over the target. For each rate year there is a $35 million cap on the maximum incentive or penalty, with a limit (within the $35 million) of $10 million for costs associated with generation at IP 2.

Enlightened Energy Program Costs In accordance with PSC directives, Con Edison deferred the costs of its Enlightened Energy program for future recovery from ratepayers. Such deferrals amounted to $68.4 million at December 31, 1998 and $117.8 million at December 31, 1997. The recovery of the deferred Enlightened Energy program costs is reflected in rates.

Temporary Cash Investments Temporary cash investments are short-term, highly liquid investments which generally have maturities of three months or less. They are stated at cost which approximates market. CEI and Con Edison consider temporary cash investments to be cash equivalents.

Investments For 1998 and 1997, investments consisted primarily of the nuclear decommissioning trust fund and investments of Con Edison Solutions and Con Edison Development. The nuclear decommissioning trust fund is stated at market; investments of Con Edison Solutions and Con Edison Development are recorded using the equity method. Earnings on the nuclear decommissioning trust fund are not recognized in income but are included in the accumulated depreciation reserve. See Nuclear Decommissioning in this Note A.

Gas Hedging Con Edison utilizes derivative commodity instruments under its gas hedging program in order to protect its gas inventory and anticipated gas purchases against adverse market price fluctuations. Con Edison defers the related hedging gains and losses until the underlying gas commodity is withdrawn from storage or purchased from a supplier and then adjusts the cost of its gas accordingly. All hedging gains or losses are credited or charged to customers through Con Edison's gas fuel adjustment clause.

Con Edison Solutions uses futures contracts to hedge natural gas transactions in order to minimize the risk of unfavorable market price fluctuations. Gains or losses on these futures contracts are deferred until gas is purchased, at which time gas expense is adjusted accordingly. At December 31, 1998 deferred gains or losses were not material.

Neither CEI, Con Edison nor any of their respective consolidated subsidiaries enters into derivative transactions that do not meet the criteria for hedges and that do not qualify for deferred accounting treatment. If for any reason a derivative transaction were no longer classified as a hedge, inventory or gas expense, as appropriate, would be adjusted for unrealized gains and losses relating to the transaction.

New Financial Accounting Standards SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 1999. The application of this standard will not have a material effect on the financial position or results of operations of CEI or Con Edison or materially change their current disclosure practices.

In December 1998 the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." During 1998 neither CEI, Con Edison nor any of their consolidated subsidiaries entered into any transactions that would be subject to EITF Issue No. 98-10.

Federal Income Tax In accordance with SFAS No. 109, "Accounting for Income Taxes," Con Edison has recorded an accumulated deferred federal income tax liability for substantially all temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, Con Edison has recovered amounts from customers for a portion of the tax expense it will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining temporary differences, in accordance with SFAS No. 71, Con Edison has established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense. In 1993 the PSC issued an

Interim Policy Statement proposing accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates. The final policy statement is not expected to differ materially from the Interim Policy Statement. See Note I.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction in future federal income tax expense.

CEI and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to each company based on its taxable income.

Research and Development Costs Research and development costs relating to specific construction projects are capitalized. All other such costs are charged to operating expenses as incurred. Research and development costs in 1998, 1997 and 1996, amounting to $20.3 million, $25.9 million and $32.3 million, respectively, were charged to operating expenses. No research and development costs were capitalized in these years.

Reclassification Certain prior year amounts have been reclassified to conform with current year presentation. In particular, prior year amounts for CEI have been reclassified to reflect results of operations of its non-utility subsidiaries.

Estimates The accompanying consolidated financial statements reflect judgments and estimates made in the application of the above accounting policies.

Note B Capitalization

Capitalization of CEI CEI's outstanding capitalization, on a consolidated basis, consists of its common shareholders' equity and the outstanding preferred stock and long-term debt of Con Edison. See the accompanying Statement of Capitalization of Con Edison. CEI's authorized capitalization also includes six million authorized, but unissued Preferred Shares, $1.00 par value.

Preferred Stock Not Subject To Mandatory Redemption Con Edison has the option to redeem its $5 cumulative preferred stock at $105.00 and its cumulative preferred stock, Series C and Series D, at a price of $101.00 per share (in each case, plus accrued and unpaid dividends).

Preferred Stock Subject To Mandatory Redemption Con Edison is required to redeem its cumulative preferred stock, Series J shares on August 1, 2002. The redemption price is $100 per share (plus accrued and unpaid dividends). Series J shares may not be called for redemption while dividends are in arrears on outstanding shares of $5 cumulative preferred stock or other cumulative preferred stock.

Preferred Stock Refunding In March 1996 Con Edison canceled approximately $227 million of its preferred stock purchased at a price below the stock's $100 par value pursuant to a tender offer and redeemed an additional $90 million of its preferred stock. In accordance with the PSC order approving the issuance of subordinated deferrable interest debentures to refund the preferred stock, Con Edison offset the net gain of $13.9 million by accruing an additional provision for depreciation equal to the net gain. In December 1997 Con Edison redeemed its Series B convertible preference stock. During 1997 and 1996, 38,158 shares and 2,869 shares of Series B preference stock were converted into 496,054 shares and 37,297 shares of common stock. In November 1998 Con Edison redeemed three series of its outstanding cumulative preferred stock: 5-3/4% Series A, 5-1/4% Series B and 7.20% Series I.

Common Stock In May 1998 CEI commenced a repurchase program for up to $1 billion of its common stock. Through December 31, 1998, a total of 2.65 million CEI shares were repurchased by Con Edison at a total cost of $120.8 million.

Dividends Beginning in 1998, dividends on CEI's common shares depend primarily on the dividends and other distributions that Con Edison and CEI's other subsidiaries pay to CEI and the capital requirements of CEI and its subsidiaries. The Settlement Agreement limits the dividends that Con Edison may pay to not more than 100 percent of Con Edison's income available for dividends, calculated on a two-year rolling average basis. Excluded from the calculation of "income available for dividends" are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends necessary to transfer to CEI proceeds from major transactions, such as asset sales, or to dividends reducing Con Edison's equity ratio to a level appropriate to Con Edison's business risk.

Payment of Con Edison's common stock dividends to CEI is subject to certain additional restrictions. No dividends may be paid, or funds set apart for payment, on Con Edison's common stock until all dividends accrued on the $5 cumulative preferred stock and other cumulative preferred stock have been paid, or declared and set apart for payment, and unless Con Edison is not in arrears on its mandatory redemption obligation for the Series J cumulative preferred stock. No dividends may be paid on any of Con Edison's capital stock during any period in which Con Edison has deferred payment of interest on its subordinated deferrable interest debentures.

Long-Term Debt Long-term debt maturing in the period 1999-2003 is as follows:

(Millions of Dollars)
--------------------------------------------------------------------------------
1999                                                                       $ 225
2000                                                                         275
2001                                                                         300
2002                                                                         300
2003                                                                         150
--------------------------------------------------------------------------------

Con Edison's long-term debt is stated at cost which, as of December 31, 1998, approximates fair value. The fair value of Con Edison's long-term debt is estimated based on current rates for debt of the same remaining maturities.

Note C Short-Term Borrowing

Con Edison has a $500 million commercial paper program, supported by revolving credit agreements with banks. At December 31, 1998 Con Edison had no short-term debt outstanding. In February 1999 CEI entered into revolving credit agreements with banks, which it intends to use to support a $350 million commercial paper program. Bank commitments under the revolving credit agreements may terminate upon a change in control of CEI, and borrowings under the agreements are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital not at any time exceed 0.65 to 1. At December 31, 1998 this ratio was 0.41 to 1 for both CEI and Con Edison. Borrowings under the CEI and Con Edison commercial paper programs or the revolving credit agreements are expected to be at prevailing market rates.

Note D Pension Benefits

Con Edison has non-contributory pension plans that cover substantially all of its employees and certain employees of other CEI subsidiaries. The plans are designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA).

Con Edison recognizes investment gains and losses over five years and amortizes unrecognized actuarial gains and losses over 10 years.

The components of CEI's net periodic pension cost for 1998, 1997 and 1996 were as follows:

(Millions of Dollars)                            1998         1997         1996
-------------------------------------------------------------------------------
Service cost - including
  administrative expenses*                   $  104.7     $  111.4     $  120.2
Interest cost on projected
  benefit obligation                            346.8        334.3        320.1
Expected return on plan assets                 (445.1)      (407.3)      (376.0)
Amortization of net
  actuarial loss (gain)                         (71.7)       (42.0)        (4.8)
Amortization of prior
  service cost                                   10.3         10.2          8.5
Amortization of transition
  obligation                                      3.0          3.0          3.0
-------------------------------------------------------------------------------
Net periodic pension cost                       (52.0)         9.6         71.0
-------------------------------------------------------------------------------
Amortization of regulatory
  asset**                                         2.2          2.2          2.2
-------------------------------------------------------------------------------
Total pension cost                           $  (49.8)    $   11.8     $   73.2
-------------------------------------------------------------------------------
Cost capitalized                                 (9.2)         2.5         15.4
Cost charged to operating
  expenses                                      (40.6)         9.3         57.8
-------------------------------------------------------------------------------
* Effective January 1, 1998, an assumption for administrative expenses is included as a component of service cost.

** Relates to $33.3 million increase in pension obligations from a 1993 special retirement program.

Con Edison's net periodic pension costs for 1998 were not materially different from, and for 1997 and 1996 were the same as, CEI's costs.

The funded status of the plans at December 31, 1998, 1997 and 1996 was as follows:

(Millions of Dollars)                          1998          1997          1996
--------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at
  beginning of year                      $  4,940.6    $  4,703.0    $  4,657.4
Service cost - excluding
  administrative expenses                     103.4         111.4         120.2
Interest cost on projected
  benefit obligation                          346.8         334.3         320.1
Plan amendments                                 2.1           0.5          23.2
Actuarial loss (gain)                         192.6         (24.2)       (250.7)
Benefits paid                                (201.4)       (184.4)       (167.2)
-------------------------------------------------------------------------------
Benefit obligation at
  end of year                            $  5,384.1    $  4,940.6    $  4,703.0
-------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at
  beginning of year                      $  5,988.7    $  5,269.3    $  4,775.8
Actual return on plan assets                  903.3         886.9         603.6
Employer contributions                          1.4          25.2          67.1
Benefits paid                                (201.4)       (184.4)       (167.2)
Administrative expenses                       (12.8)         (8.3)        (10.0)
-------------------------------------------------------------------------------
Fair value of plan assets at
  end of year                            $  6,679.2    $  5,988.7    $  5,269.3
-------------------------------------------------------------------------------

Funded status                            $  1,295.1    $  1,048.1    $    566.3
Unrecognized net loss (gain)               (1,339.8)     (1,157.4)       (703.8)
Unrecognized prior
  service costs                                82.2          90.4         100.1
Unrecognized net transition
  liability at January 1, 1987*                 8.3          11.3          14.3
-------------------------------------------------------------------------------
Prepaid (accrued)
  benefit cost                           $     45.8    $     (7.6)   $    (23.1)
-------------------------------------------------------------------------------
*     Being amortized over approximately 15 years.

The funded status and prepaid (accrued) benefit costs shown above are with regard to CEI. The amounts with regard to Con Edison at the end of year 1998 were not materially different from, and at the end of years 1997 and 1996 were the same as, those shown for CEI.

The actuarial assumptions at December 31, 1998, 1997 and 1996 were as follows:

                                                  1998        1997        1996
-------------------------------------------------------------------------------
Discount rate                                     6.75%       7.25%       7.25%
Expected return on plan assets                    8.50%       8.50%       8.50%
Rate of compensation increase                     4.80%       5.80%       5.80%

Note E Postretirement Benefits Other Than Pensions (OPEB)

Con Edison has a contributory comprehensive hospital, medical and prescription drug program for all retirees, their dependents and surviving spouses. Con Edison also has a contributory life insurance program for bargaining unit employees. Con Edison provides basic life insurance benefits up to a specified maximum at no cost to retired management employees. Retired management employees must contribute to the cost of supplemental life insurance benefits in excess of the specified maximum. Certain employees of other CEI subsidiaries are eligible to receive benefits under these programs. Con Edison has reserved the right to amend or terminate these programs.

Con Edison recognizes investment gains and losses over five years and amortizes unrecognized actuarial gains and losses over 10 years.

The components of CEI's postretirement benefit (health and life insurance) costs for 1998, 1997 and 1996 were as follows:

(Millions of Dollars)                             1998        1997         1996
-------------------------------------------------------------------------------
Service cost                                   $  14.9     $  15.7     $   17.4
Interest cost on accumulated
  postretirement benefit
  obligation                                      70.8        71.0         68.9
Expected return on plan assets                   (38.2)      (36.5)       (27.8)
Amortization of net
  actuarial loss                                  20.9        21.4         27.6
Amortization of transition
  obligation                                      21.5        25.9         25.9
-------------------------------------------------------------------------------
Net periodic postretirement
  benefit cost                                 $  89.9     $  97.5     $  112.0
-------------------------------------------------------------------------------
Cost capitalized                                  16.7        20.0         23.5
Cost charged to operating
  expenses                                        73.2        77.5         88.5
-------------------------------------------------------------------------------

Con Edison's postretirement benefit costs for 1998 were not materially different from, and for 1997 and 1996 were the same as, CEI's costs.

The program's funded status at December 31, 1998, 1997 and 1996 was as follows:

(Millions of Dollars)                            1998        1997          1996
-------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at
  beginning of year                        $    964.1    $  999.1    $  1,004.0
Service cost                                     14.9        15.7          17.4
Interest cost on accumulated
  postretirement benefit
  obligation                                     70.8        71.0          68.9
Plan amendments                                 (44.8)      (66.5)           --
Actuarial loss (gain)                           133.7       (13.4)        (49.8)
Benefits paid and
  administrative expenses                       (51.7)      (50.2)        (49.5)
Participant contributions                        10.0         8.4           8.1
-------------------------------------------------------------------------------
Benefit obligation at
  end of year                              $  1,097.0    $  964.1    $    999.1
-------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at
  beginning of year                        $    574.1    $  444.2    $    322.2
Actual return on plan assets                    119.3       100.4          51.4
Employer contributions                           14.1        71.3         112.0
Participant contributions                        10.0         8.4           8.1
Benefits paid                                   (47.7)      (46.7)        (46.1)
Administrative expenses                          (4.0)       (3.5)         (3.4)
-------------------------------------------------------------------------------
Fair value of plan assets at
  end of year                              $    665.8    $  574.1    $    444.2
-------------------------------------------------------------------------------

Funded status                              $   (431.2)   $ (390.0)   $   (554.9)
Unrecognized net loss                            73.0        41.3         139.9
Unrecognized prior
  service costs                                  12.6          --            --
Unrecognized net transition
  liability at January 1, 1993*                 243.6       322.6         415.0
-------------------------------------------------------------------------------
Accrued postretirement
  benefit cost                             $   (102.0)   $  (26.1)   $       --
-------------------------------------------------------------------------------
*     Being amortized over a period of 20 years.

The funded status and accrued postretirement benefit costs shown above are with regard to CEI. The amounts with regard to Con Edison at the end of year 1998 were not materially different from, and at the end of years 1997 and 1996 were the same as, those shown for CEI.

The actuarial assumptions at December 31, 1998, 1997 and 1996 were as follows:

                                                   1998        1997        1996
-------------------------------------------------------------------------------
Discount rate                                      6.75%       7.25%       7.25%
Expected return on plan assets
  Tax-exempt assets                                8.50%       8.50%       8.50%
  Taxable assets                                   7.50%       8.50%       8.50%
-------------------------------------------------------------------------------

The health care cost trend rate assumed for 1998 was 8.0 percent; for 1999, 7.5 percent; and then declining one-half percent per year to 5 percent for 2004 and thereafter. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                          1-Percentage-           1-Percentage-
(Millions of Dollars)                     Point Increase          Point Decrease
--------------------------------------------------------------------------------
Effect on accumulated
  postretirement benefit
  obligation                                  $136.5                  $119.4
Effect on service cost
  and interest cost
  components                                  $ 11.8                  $ 10.1
--------------------------------------------------------------------------------

Note F Contingencies

Indian Point Nuclear generating units similar in design to Con Edison's IP 2 unit have experienced problems that have required steam generator replacement. Inspections of the IP 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested, but the remaining service life of the steam generators is uncertain. The projected service life of the steam generators is reassessed periodically in light of the inspections made during scheduled outages of the unit. Based on the latest available data and current NRC criteria, Con Edison estimates that steam generator replacement will not be required before 2002. Con Edison has replacement steam generators, which are stored at the site. Replacement of the steam generators would require estimated additional expenditures of up to $100 million (exclusive of replacement power costs) and an outage of approximately three months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

The Settlement Agreement (described in Note A) does not contemplate the divestiture or transfer of IP 2. The PSC has, however, initiated a proceeding to consider the future of nuclear generating facilities in New York State.

Nuclear Insurance The insurance policies covering Con Edison's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of December 31, 1998, the highest amount that could be assessed for losses during the current policy year under all of the policies was $18.9 million. While assessments may also be made for losses in certain prior years, neither CEI nor Con Edison is aware of any losses in such years that are believed likely to result in an assessment.

Under certain circumstances, in the event of nuclear incidents at facilities covered by the federal government's third-party liability indemnification program, Con Edison could be assessed up to $88.1 million per incident, of which not more than $10 million may be assessed in any one year.

Environmental Matters The normal course of operations of certain of CEI's subsidiaries, including Con Edison, necessarily involves activities and substances that expose the subsidiaries to potential liabilities under laws and regulations protecting the environment. Liabilities under these laws and regulations can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred. Sources of potential environmental liabilities include (but are not limited to) the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes, asbestos, and electric and magnetic fields (EMF).

Superfund By its terms Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Con Edison has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by Con Edison (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of Con Edison's liability for these sites range from extremely preliminary to highly refined. At December 31, 1998, a liability of approximately $23.2 million had been accrued. There will be additional costs, the materiality of which is not presently determinable.

Asbestos Claims Suits have been brought in New York State and federal courts against Con Edison and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of Con Edison. Many of these suits have been disposed of without any payment by Con Edison, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but CEI and Con Edison believe that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to CEI and Con Edison at this time, nether CEI nor Con Edison believes that these suits will have a material adverse effect on their respective financial position, results of operations or liquidity.

EMF Electric and magnetic fields are found wherever electricity is used. In the event a causal relationship between EMF and adverse health effects is established, or independently of any such causal determination, in the event of adverse developments in related legal or public policy doctrines, there could be a material adverse effect on the electric utility industry, including CEI and Con Edison.

Note G Non-Utility Generators (NUGs)

Con Edison has contracts with NUGs for 2,071 MW of electric generating capacity. Assuming performance by the NUGs, Con Edison is obligated over the terms of these contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments.

For the years 1999-2003, capacity and other fixed payments are estimated to be $508 million, $477 million, $485 million, $494 million and $503 million. Such payments gradually increase to approximately $600 million in 2013, and thereafter decline significantly. For energy delivered under these contracts, Con Edison is obligated to pay variable prices that are estimated to be approximately at market levels.

Con Edison is recovering its charges under contracts with NUGs in rates under the Settlement Agreement (see "PSC Settlement Agreement" in Note A). The Settlement Agreement provides that, following March 31, 2002, Con Edison will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, at least 90 percent of the amount, if any, by which the actual costs of its purchases under the contracts exceed market value.

Any potential NUG contract disallowance will be limited to the lower of (i) 10 percent of the above-market costs or (ii) $300 million (in 2002 dollars). The potential disallowance will be offset by the amount of NUG contract mitigation achieved by Con Edison after April 1, 1997 and 10 percent of the gross proceeds of generating unit sales to third parties. Con Edison has achieved NUG contract mitigation of $115 million (as discussed in the next paragraph) and has entered into agreements to sell generating units for approximately $1.235 billion which, subject to completion of the sales, would offset the disallowance by approximately $123.5 million (see "PSC Settlement Agreement" in Note A). Ten percent of the gross proceeds of sales of Con Edison's remaining fossil-fueled electric generating capacity will also offset the disallowance. See Note K. Con Edison will be permitted a reasonable opportunity to recover any costs subject to disallowance that are not offset by these two factors if it makes good faith efforts in implementing provisions of the Settlement Agreement leading to the development of a competitive electric market in its service territory and the development of an independent system operator (which is expected to administer the wholesale electric market in New York State).

In October 1998 the PSC allowed Con Edison to offset the potential disallowance by approximately $115 million (in 2002 dollars), as a result of termination of NUG contracts for 42.5 MW of capacity. This offset will be reduced to the extent Con Edison retains revenues relating to capacity costs avoided as a result of the terminations and for any replacement capacity costs that Con Edison recovers in rates.

Note H Stock-Based Compensation

Stock Option Plan Under CEI's Stock Option Plan, options may be granted to officers and key employees of CEI and its subsidiaries for up to 10 million shares of CEI's common stock. Generally, options become exercisable three years after the grant date and remain exercisable until 10 years from the grant date. No options were exercisable at December 31, 1998.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," CEI and Con Edison follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of stock options awarded under CEI's Stock Option Plan equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Disclosure of pro-forma information regarding net income and earnings per share is required by SFAS No. 123. The information presented below is in regard to the income and earnings per share of CEI. The information for Con Edison would not be materially different. The information has been determined as if the stock options had been accounted for under the fair value method of that statement. The fair values of 1998, 1997 and 1996 options are $4.76, $2.84 and $2.49 per share, respectively. They were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                            1998             1997          1996
-------------------------------------------------------------------------------
Risk-free interest rate                     5.61%            6.46%         6.74%
Expected lives - in years                      8                8            8
Expected stock volatility                  12.68%           14.08%        16.28%
Dividend yield                              4.98%            6.67%         7.46%
-------------------------------------------------------------------------------

Had the stock options been accounted for under SFAS No. 123, basic and diluted earnings per share for 1998 for CEI would be $3.03 per share, or $.01 per share less than the amount reported, and pro-forma net income for common stock for CEI would be $711,097,000, or $1,645,000 less than the amount reported for 1998. For years 1997 and 1996, basic and diluted earnings per share would be unaffected, and pro-forma net income for common stock would be $693,680,000 ($799,000 less than the amount reported) for 1997 and $687,938,000 ($231,000 less than the amount reported) for 1996.

A summary of the status of CEI's Stock Option Plan as of December 31, 1998, 1997 and 1996 and changes during those years is as follows:

                                                                        Weighted
                                                                         Average
                                                            Shares         Price
--------------------------------------------------------------------------------
Outstanding at 1/1/96                                            0      $      0
  Granted                                                  704,200        27.875
  Exercised                                                      0             0
  Forfeited                                                 (7,000)       27.875
--------------------------------------------------------------------------------
Outstanding at 12/31/96                                    697,200        27.875
  Granted                                                  834,600        31.500
  Exercised                                                      0             0
  Forfeited                                                (14,100)       29.620
--------------------------------------------------------------------------------
Outstanding at 12/31/97                                  1,517,700        29.850
  Granted                                                  901,650        42.605
  Exercised                                                      0             0
  Forfeited                                                (20,600)       37.055
--------------------------------------------------------------------------------
Outstanding at 12/31/98                                  2,398,750      $ 34.584

The following summarizes the stock options outstanding at December 31, 1998, 1997 and 1996:

                        Weighted
                         Average                    Shares             Remaining
Plan                    Exercise               Outstanding           Contractual
Year                       Price               at 12/31/98                  Life
--------------------------------------------------------------------------------
1998                     $42.605                   890,650               9 years
1997                     $31.500                   820,200               8 years
1996                     $27.875                   687,900               7 years
--------------------------------------------------------------------------------

Note I Federal Income Tax

The federal income tax amounts shown in this Note I are with regard to CEI. The amounts for Con Edison are not materially different.

The net revenue requirements for the future federal income tax component of accumulated deferred federal income taxes (see Note A) at December 31, 1998 and 1997 are shown on the following table:

(Millions of Dollars)                                      1998            1997
-------------------------------------------------------------------------------
Future federal income tax liability
  Temporary differences between the book
    and tax bases of assets and liabilities:
     Property related                                $  6,132.7      $  5,791.0
     Reserve for injuries and damages                     (81.4)          (57.4)
     Other                                               (165.7)         (112.9)
-------------------------------------------------------------------------------
  Total                                                 5,885.6         5,620.7
-------------------------------------------------------------------------------
Future federal income tax computed at
  statutory rate - 35%                                  2,060.0         1,967.2
Less: Accumulated deferred federal
     income taxes previously recovered                  1,441.8         1,334.7
-------------------------------------------------------------------------------
Net future federal income tax expense
  to be recovered                                         618.2           632.5
-------------------------------------------------------------------------------
Net revenue requirements for above
  (Regulatory asset - future federal
    income taxes)*                                        951.0           973.1
Add: Accumulated deferred federal
     income taxes previously recovered
       Depreciation                                     1,307.6         1,188.7
       Unbilled revenues                                  (87.2)          (98.3)
       Advance refunding of
        long-term debt                                     35.5            30.1
       Other                                              185.9           214.2
-------------------------------------------------------------------------------
     Subtotal                                           1,441.8         1,334.7
-------------------------------------------------------------------------------
Total accumulated deferred
  federal income tax                                 $  2,392.8      $  2,307.8
-------------------------------------------------------------------------------
* Net revenue requirements will be offset by the amortization to federal income tax expense of accumulated deferred investment tax credits, the tax benefits of which Con Edison has already realized. Including the full effect therefrom, the net revenue requirements related to future federal income taxes at December 31, 1998 and 1997 are $796.0 million and $809.4 million, respectively.

Year Ended December 31 (Thousands of Dollars)                                         1998                1997                1996
------------------------------------------------------------------------------------------------------------------------------------
Charged to: Operations                                                         $   407,639         $   377,722         $   396,968
            Other income                                                            (2,229)              1,998                (778)
------------------------------------------------------------------------------------------------------------------------------------
Total federal income tax                                                           405,410             379,720             396,190
------------------------------------------------------------------------------------------------------------------------------------
Reconciliation of reported net income with taxable income
Federal income tax - current                                                       318,980             357,100             355,590
Federal income tax - deferred                                                       95,140              31,450              49,510
Investment tax credits deferred                                                     (8,710)             (8,830)             (8,910)
------------------------------------------------------------------------------------------------------------------------------------
Total federal income tax                                                           405,410             379,720             396,190
Net income                                                                         729,749             712,823             694,085
------------------------------------------------------------------------------------------------------------------------------------
Income before federal income tax                                                 1,135,159           1,092,543           1,090,275
------------------------------------------------------------------------------------------------------------------------------------
Effective federal income tax rate                                                     35.7%               34.8%               36.3%
------------------------------------------------------------------------------------------------------------------------------------
Adjustments decreasing (increasing) taxable income
Tax depreciation in excess of book depreciation:
            Amounts subject to normalization                                       345,337             215,370             201,760
            Other                                                                  (50,128)            (64,502)            (99,576)
Deferred recoverable fuel costs                                                    (76,288)             (3,161)             42,008
Enlightened Energy program costs                                                   (44,126)            (21,211)            (10,564)
Pensions and other postretirement benefits                                          40,648              (6,820)            (34,136)
Power contract termination costs                                                    (4,633)            (40,657)            (38,759)
Other - net                                                                         16,656             (20,088)              3,688
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                              227,466              58,931              64,421
------------------------------------------------------------------------------------------------------------------------------------
Taxable income                                                                     907,693           1,033,612           1,025,854
------------------------------------------------------------------------------------------------------------------------------------
Federal income tax - current
Amount computed at statutory rate - 35%                                            317,693             361,764             359,049
Tax credits and other adjustments                                                    1,287              (4,664)             (3,459)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                              318,980             357,100             355,590
------------------------------------------------------------------------------------------------------------------------------------
Charged to: Operations                                                             322,259             354,112             356,808
            Other income                                                            (3,279)              2,988              (1,218)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                              318,980             357,100             355,590
------------------------------------------------------------------------------------------------------------------------------------
Federal income tax - deferred
Charged to: Operations                                                              94,090              32,440              49,070
            Other income                                                             1,050                (990)                440
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                          $    95,140         $    31,450         $    49,510
------------------------------------------------------------------------------------------------------------------------------------

Note J Financial Information By Business Segments (a)

                                                             Electric                                        Steam
------------------------------------------------------------------------------------    --------------------------------------------
(Thousands of Dollars)                            1998           1997           1996           1998            1997            1996
------------------------------------------------------------------------------------    --------------------------------------------
Sales revenues                             $ 5,674,446    $ 5,635,575    $ 5,541,117    $   321,932     $   391,799     $   403,549
Intersegment revenues                           53,464         11,341         11,130          1,655           1,619           1,491
Depreciation and amortization                  439,869        429,407        425,397         17,361          16,239          15,900
Income tax expense                             351,088        311,878        330,103          5,057           8,442          14,131
Operating income                               905,976        855,061        838,194         19,416          36,080          40,125
Total assets                                10,919,857     10,972,735     10,918,398        575,018         557,607         501,314
Construction expenditures                      465,258        504,644        515,006         30,512          29,905          38,290

                                                                  Gas                                         Other
------------------------------------------------------------------------------------    --------------------------------------------
(Thousands of Dollars)                            1998           1997           1996           1998            1997            1996
------------------------------------------------------------------------------------    --------------------------------------------
Sales revenues                             $   959,609    $ 1,093,880    $ 1,015,070    $   137,061     $    74,898     $   173,353
Intersegment revenues                            2,460          2,177          2,054            290              --              --
Depreciation and amortization                   60,596         57,133         55,115            688             676              93
Income tax expense                              58,665         62,590         52,926         (7,171)         (5,188)           (192)
Operating income                               141,680        154,247        135,272        (13,747)        (10,068)         (1,077)
Total assets                                 1,795,567      1,730,048      1,701,042      1,090,961       1,462,128         936,431
Construction expenditures                      123,074        119,672        121,937             --              --              --

                                                            Total
--------------------------------------------------------------------------------
                                              1998           1997           1996
--------------------------------------------------------------------------------
Sales revenues                         $ 7,093,048    $ 7,196,152    $ 7,133,089
Intersegment revenues                       57,869         15,137         14,675
Depreciation and amortization              518,514        503,455        496,505
Income tax expense                         407,639        377,722        396,968
Operating income                         1,053,325      1,035,320      1,012,514
Total assets                            14,381,403     14,722,518     14,057,185
Construction expenditures                  618,844        654,221        675,233
--------------------------------------------------------------------------------
(a) See Note A for a description of CEI's operations, including Con Edison's electric, gas and steam utility businesses.

Note K March 1999 Generation Divestiture

On March 2, 1999, Con Edison entered into an agreement to sell 1,855 MW of fossil-fueled electric generating capacity for $550 million. With this sale, Con Edison has sold an aggregate of approximately 6,300 MW of its approximately 8,300 MW of electric generating capacity (including all of its New York City fossil-fueled electric generating capacity) for an aggregate of approximately $1.8 billion. See discussion of previous sales under "PSC Settlement Agreement" in Note A. Upon completion of the sales, which will result in an estimated net after-tax gain of approximately $384 million, Con Edison will have offset approximately $295 million of the potential $300 million disallowance of NUG costs (including an approximately $115 million offset for NUG contract mitigation). See Note G.

                                                                      SCHEDULE 1


          CONDENSED FINANCIAL INFORMATION OF CONSOLIDATED EDISON, INC.
                (Thousands of Dollars, except per share amounts)

                             CONDENSED BALANCE SHEET
                              At December 31, 1998

Assets

Current assets
            Cash and temporary cash investments                       $   47,126
            Other current assets                                          10,911
            Total current assets                                          58,037

Investments in subsidiaries                                            6,084,214

            Total Assets                                              $6,142,251

Capitalization and Liabilities

Stockholders' Equity
            Common stock                                              $1,436,696
            Retained earnings                                          4,700,357
            Total stockholders' equity                                 6,137,053

Current Liabilities
            Dividends payable                                              3,744
            Other current liabilities                                      1,432
            Total current liabilities                                      5,176

 Noncurrent Liabilities                                                       22

            Total Liabilities                                              5,198

Total Capitalization and Liabilities                                  $6,142,251

                                                                      SCHEDULE I
                                                                     (Continued)

          CONDENSED FINANCIAL INFORMATION OF CONSOLIDATED EDISON, INC.
                (Thousands of Dollars, except per share amounts)

                           CONDENSED INCOME STATEMENT
                      For the year ended December 31, 1998

Equity in earnings of subsidiaries                                    $ 709,700

Operating expenses                                                         (140)

Other income, net of taxes                                                3,182

Net Income                                                            $ 712,742

Average number of shares outstanding (in thousands)                     234,308

Basic and diluted earnings per common share                           $    3.04

                        CONDENSED STATEMENT OF CASH FLOWS
                      For the year ended December 31, 1998

Net income                                                            $ 712,742
Dividends received from Consolidated Edison Co. of New York, Inc.       496,945
Other - net                                                            (917,506)
Net cash flows from operating activities                                292,181

Financing activities
             Common stock dividends                                    (493,201)
             Corporate restructuring to establish holding company       198,362
             Contributions to subsidiaries                              (59,095)
Net cash flows from financing activities                               (353,934)

Net decrease in cash and temporary cash investments                   $ (61,753)

Cash and temporary cash investments at January 1, 1998                $ 108,879

Cash and temporary cash investments at December 31, 1998              $  47,126

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                             (Thousands of Dollars)


            COLUMN A                COLUMN B           COLUMN C           COLUMN D        COLUMN E
                                                      Additions
                                                   (1)          (2)
                                    Balance at  Charged to  Charged to                     Balance
                                    Beginning   Costs and   Other                          At End
Company     Description             of Period   Expenses    Accounts       Deductions**    of Period
CEI         Allowance for
            uncollectible
            accounts*:

                        1998        $ 21,600    $ 30,983        --         $ 27,626       $ 24,957
                        1997        $ 21,600    $ 30,936        --         $ 30,936       $ 21,600
                        1996        $ 21,600    $ 30,771        --         $ 30,771       $ 21,600

Con Edison  Allowance for
            uncollectible
            accounts*:

                        1998        $ 21,600    $ 28,626        --         $ 27,626       $ 22,600
                        1997        $ 21,600    $ 30,936        --         $ 30,936       $ 21,600
                        1996        $ 21,600    $ 30,771        --         $ 30,771       $ 21,600

----------
* This is a valuation account deducted in the balance sheet from the assets (Accounts receivable -customer) to which they apply.
** Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by Part III is incorporated by reference from CEI's and Con Edison's definitive joint proxy statement for their Annual Meetings of Stockholders to be held on May 17, 1999. The joint proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1998, the close of the fiscal year covered by this report.

      In accordance with General Instruction G(3) to Form 10-K, other information regarding CEI and Con Edison's Executive Officers may be found in
Part I of this report under the caption "Executive Officers of the Registrant."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1. List of Financial Statements

CEI Consolidated Balance Sheet at December 31, 1998 and 1997
CEI Consolidated Income Statement for the years ended December 31,
     1998, 1997 and 1996
CEI Consolidated Statement of Retained Earnings for the years ended
     December 31, 1998, 1997 and 1996
CEI Consolidated Statement of Cash Flows for the years ended  December 31,
     1998, 1997 and 1996

Con Edison Consolidated Balance Sheet at December 31, 1998 and 1997
Con Edison Consolidated Income Statement for the years ended
December 31, 1998, 1997 and 1996 Con Edison Consolidated Statement
     of Retained Earnings for the years ended December 31, 1998, 1997 Con Edison Consolidated Statement of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996
Con Edison Consolidated Statement of Capitalization at December 31, 1998
     and 1997 and 1996

CEI and Con Edison Notes to Consolidated Financial Statements

2. List of Financial Statement Schedules

Schedule I - Condensed financial information of CEI
Schedule II - Valuation and qualifying accounts of CEI and Con Edison

3. List of Exhibits

      3.1.1 Restated Certificate of Incorporation of Consolidated Edison, Inc. ("CEI") (Designated in the Registration Statement on Form S-4 of CEI (No. 333- 39164) as Exhibit 3.1.)

      3.1.2.1 Restated Certificate of Incorporation of Consolidated
              Edison Company of New York, Inc. ("Con Edison") filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of Con Edison for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a).)

      3.1.2.2 The following certificates of amendment of Restated
              Certificate of Incorporation of Con Edison filed with the Department of State of the State of New York, which are designated as follows:

                                       Securities Exchange Act
              Date Filed With       File No. 1-1217
              Department of State   Form        Date        Exhibit

              5/16/88               10-K        12/31/89    3(b)
              6/2/89                10-K        12/31/89    3(c)
              4/28/92               8-K         4/24/92     4(d)
              8/21/92               8-K         8/20/92     4(e)

      3.1.2.3 Certificate of Amendment of Restated Certificate of Incorporation of Con Edison filed with the Department of State of the State of New York on February 18, 1998. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1217) as Exhibit 3.1.2.3.)

      3.2.1 By-laws of CEI, effective as of June 23, 1998. (Designated in CEI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 1-14514) as Exhibit 3.2.1)

      3.2.2 By-laws of Con Edison, effective as of June 23, 1998. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 1-14514) as Exhibit 3.2.2)

      4.1 Participation Agreement, dated as of August 15, 1985, between New York State Energy Research and Development Authority (NYSERDA) and Con Edison. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 4(a)(1).)

      4.2 The following Supplemental Participation Agreements supplementing the Participation Agreement, dated as of August 15, 1985, between NYSERDA and Con Edison, which are designated as follows:

                 Supplemental             Securities Exchange Act
                 Participation Agreement       File No. 1-1217
                 Number Date              Form         Date       Exhibit

            1.  Sixth   11/1/89           10-Q          6/30/90   4(a)(7)
            2.  Seventh 7/1/90            10-Q          6/30/90   4(a)(8)
            3.  Eighth  1/1/91            10-K         12/31/90   4(e)(8)
            4.  Ninth   1/15/92           10-K         12/31/91   4(e)(9)

      4.3 Participation Agreement, dated as of December 1, 1992, between NYSERDA and Con Edison. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(f).)

      4.4 The following Supplemental Participation Agreements supplementing the Participation Agreement, dated as of December 1, 1992, between NYSERDA and Con Edison, which are designated as follows:

                 Supplemental             Securities Exchange Act
                 Participation Agreement         File No. 1-1217
                 Number Date              Form        Date        Exhibit

            1.  First   3/15/93           10-Q        6/30/93     4.1
            2.  Second  10/1/93           10-Q        9/30/93     4.3
            3.  Third   12/1/94           10-K        12/31/94    4.7.3
            4.  Fourth  7/1/95            10-Q        6/30/95     4.2

      4.5 Indenture of Trust, dated as of August 15, 1985, between NYSERDA and Morgan Guaranty Trust Company of New York, as Trustee (Morgan Guaranty). (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as
            Exhibit 4(b)(1).)

      4.6 The following Supplemental Indentures of Trust supplementing the Indenture of Trust, dated as of August 15, 1985, between NYSERDA and Morgan Guaranty.

                 Supplemental         Securities Exchange Act
                 Indenture of Trust          File No. 1-1217
                 Number Date          Form        Date        Exhibit

            1.  Sixth   11/1/89       10-Q        6/30/90     4(b)(7)
            2.  Seventh 7/1/90        10-Q        6/30/90     4(b)(8)
            3.  Eighth  1/1/91        10-K        12/31/90    4(g)(8)
            4.  Ninth   1/15/92       10-K        12/31/91    4(g)(9)

      4.7   Indenture of Trust, dated as of December 1, 1992, between
            NYSERDA and Morgan Guaranty. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(i).)

      4.8 The following Supplemental Indentures of Trust supplementing the Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty.

                Supplemental         Securities Exchange Act
                Indenture of Trust      File No. 1-1217
                Number  Date         Form        Date          Exhibit

            1.  First   3/15/93      10-Q        6/30/93       4.2
            2.  Second  10/1/93      10-Q        9/30/93       4.4
            3.  Third   12/1/94      10-K        12/31/94      4.11.3
            4.  Fourth  7/1/95       10-Q        6/30/95       4.3

      4.9   Indenture, dated as of December 1, 1990, between Con Edison and
            The Chase Manhattan Bank (National Association), as Trustee (the "Debenture Indenture"). (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as
            Exhibit 4(h).)

      4.10 First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between Con Edison and The Chase Manhattan Bank (National Association), as Trustee. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13.)

      4.11  The following forms of Con Edison's Debentures:

                                                        Securities Exchange Act
                                                          File No. 1-1217
                        Debenture              Form    Date             Exhibit
            7 3/8%,  Series 1992 A             8-K     2/5/92             4(a)
            7 5/8%,  Series 1992 B             8-K     2/5/92             4(b)
            7.60%,   Series 1992 C             8-K     2/25/92            4
            6 1/2%,  Series 1992 D             8-K     8/26/92            4(a)
            6 1/2%,  Series 1993 B             8-K     2/4/93             4(a)
            6 5/8%,  Series 1993 C             8-K     2/4/93             4(b)
            6 3/8%,  Series 1993 D             8-K     4/7/93             4
            7 1/2%,  Series 1993 G             8-K      6/7/93            4
            7 1/8%,  Series 1994 A             8-K     2/8/94             4
            Floating Rate Series 1994 B        8-K     6/29/94            4
            6 5/8%,  Series 1995 A             8-K     6/21/95            4
            7 3/4%,  Series 1996 A             8-K     4/24/96            4
            Floating Rate Series 1996 B        8-K     11/25/96           4
            Floating Rate Series 1997 A        8-K     6/17/97            4
            6.45%,  Series 1997 B              8-K     11/24/97           4
            61/4%,   Series 1998 A             8-K     1/29/98            4.1
            7.10%,  Series 1998 B              8-K     1/29/98            4.2
            6.15%,  Series 1998 C              8-K     6/22/98            4
            6.90%,  Series 1998 D              8-K     9/24/98            4

      4.12 Form of Con Edison's 7 3/4% Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures). (Designated in Con Edison's Current Report on Form 8-K, dated February 29, 1996, (File No. 1-1217) as Exhibit 4.)

     10.1 Amended and Restated Agreement and Settlement, dated September 19, 1997, between Con Edison and the Staff of the New York State Public Service Commission (without Appendices). (Designated in Con Edison's Current Report on Form 8-K, dated September 23, 1997, (File No. 1-1217) as Exhibit 10.)

     10.2.1 Agreement dated as of October 31, 1968 among Central Hudson Gas & Electric Corporation, Con Edison and Niagara Mohawk Power Corporation. (Designated in Registration Statement No. 2-31884 as
            Exhibit 7.)

     10.2.2 Amendment dated November 23, 1976 to Agreement dated as of
            October 31, 1968 among Central Hudson Gas & Electric Corporation, Con Edison and Niagara Mohawk Power Corporation and Additional Agreement dated as of November 23, 1976 between Central Hudson and Con Edison. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(b).)

     10.3.1 General Agreement between O&R and Con Edison dated October
            10, 1969. (Designated in Registration Statement No. 2-35734 as
            Exhibit 7-1.)

     10.3.2 Letters, dated November 18, 1970 and November 23, 1970, between O&R and Con Edison pursuant to Article 14(a) of the aforesaid General Agreement. (Designated in Registration Statement No. 2-38807 as Exhibit 5-3.)

     10.4.1 Planning and Supply Agreement, dated March 10, 1989, between
            Con Edison and the Power Authority of the State of New York. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg).)

     10.4.2 Delivery Service Agreement, dated March 10, 1989, between Con
            Edison and the Power Authority of the State of New York. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh).)

     10.5.1 Employment Contract, dated May 22, 1990, between Con Edison and Eugene R. McGrath. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 10.)

     10.5.2 The following amendments to Employment Contract, dated May 22, 1990, between Con Edison and Eugene R. McGrath:

              Amendment              Securities Exchange Act File No. 1-1217
                Date                     Form        Date             Exhibit
                8/27/91                  10-Q        9/30/91          19
                8/25/92                  10-Q        9/30/92          19
                2/18/93                  10-K        12/31/92         10(o)
                8/24/93                  10-Q        9/30/93          10.1
                8/24/94                  10-Q        9/30/94          10.1
                8/22/95                  10-Q        9/30/95          10.3
                7/23/96                  10-Q        6/30-96          10.2
                7/22/97                  10-Q        6/30/97          10
                7/28/98                   8-K        9/24/98          10

      10.6.1 Employment Agreement, dated June 25, 1991, between Con Edison and
             J. Michael Evans. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1991 (File No. 1-1217) as Exhibit 19.)

      10.6.2 Amendment, dated March 29, 1993, to Employment Agreement, dated June 25, 1991, between Con Edison and J. Michael Evans. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993 (File No. 1-1217) as Exhibit 10.)

      10.6.3 Amendment, dated November 8, 1993, to Employment Agreement, dated June 25, 1991, between Con Edison and J. Michael Evans. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993 (File No. 1-1217) as
             Exhibit 10.2.)

      10.7 Agreement and Plan of Exchange, entered into on October 28, 1997, between CEI and Con Edison. (Designated in the Registration Statement on Form S-4 of CEI (No. 333-39164) as Exhibit 2.)

      *10.8 The Consolidated Edison Company of New York, Inc. Executive
             Incentive Plan, amended and restated as of April 1, 1999.

      10.9.1 The Consolidated Edison Retirement Plan for Management Employees, as amended and restated. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (File No. 1-1217) as Exhibit 10.1.)

      10.9.2 The following amendments to the Consolidated Edison
             Retirement Plan for Management Employees.

                                    Securities Exchange Act
             Amendment                 File No. 1-1217
               Date               Form        Date        Exhibit
             12/29/95             10-K        12/31/95    10.29
             7/1/96               10-K        12/31/96    10.22
             6/1/97               10-K        12/31/97    10.11.3
             11/14/97             10-K        12/31/97    10.11.4

     *10.9.3 Amendment No. 5, dated December 30, 1998, to the
             Consolidated Edison Retirement Plan for Management Employees.

     *10.10 Consolidated Edison Company of New York, Inc Supplemental
            Retirement Income Plan, as amended and restated as of April 1, 1999.

      10.11.1 Consolidated Edison Company of New York, Inc. Retirement
            Plan for Trustees, effective as of July 1, 1988. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(ee).)

      10.11.2 Amendment No. 1, dated September 28, 1990, to the
            Consolidated Edison Company of New York, Inc. Retirement Plan for Trustees. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1990 (File No. 1-1217) as Exhibit 19(c).)

      10.12 The Con Edison Thrift Savings Plan for Management Employees and Tax Reduction Act Stock Ownership Plan, as amended and restated. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1217) as Exhibit 10.5.)

      10.13 Deferred Compensation Plan for the Benefit of Trustees of Con Edison, dated February 27, 1979, and amendments thereto, dated September 19, 1979 (effective February 27, 1979), February 26, 1980, and November 24, 1992 (effective January 1, 1993). (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(i).)

      10.14 Supplemental Medical Plan for the Benefit of Con Edison's officers. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa).)

     10.15.1 The Con Edison Discount Stock Purchase Plan. (Designated in
            Con Edison's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(bb).)

     10.15.2 Amendment, dated December 29, 1995, to the Con Edison
            Discount Stock Purchase Plan. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 10.38.)

     10.16.1 The Consolidated Edison Retiree Health Program for
            Management Employees, effective as of January 1, 1993. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(ll).)

      10.16.2 The following amendments to the Consolidated Edison Retiree Health Program for Management Employees.

                                        Securities Exchange Act
              Amendment                     File No. 1-1217
                Date                 Form        Date        Exhibit
              10/31/94               10-Q        9/30/94     10.3
              12/28/94               10-K        12/31/95    10.44
              12/29/95               10-K        12/31/95    10.45
              7/1/96                 10-K        12/31/96    10.39
              11/14/97               10-K        12/31/97    10.18.3

     *10.16.3 Amendment No. 6, dated December 30, 1998, to the Consolidated
              Edison Retiree Health Program for Management Employees.

      10.17 The Con Edison Severance Pay Plan for Management Employees. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (File No. 1-1217) as
              Exhibit 10.)

      10.18 CEI 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1217) as Exhibit 10.20.)

      *10.19 The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of April 1, 1999.

      *10.20 The Consolidated Edison, Inc. Restricted Stock Plan for Non-Employee Directors, effective October 1, 1998.

      *10.21 Generating Plant (Ravenswood) and Gas Turbine Asset Purchase and Sale Agreement, dated January 28, 1999, by and between Con Edison and Marketspan Corporation (doing business as KeySpan Energy).

      *10.22 Generating Plant (Arthur Kill) and Gas Turbine Asset Purchase and Sale Agreement, dated January 27, 1999, by and between Con Edison and NRG Energy, Inc.

      *10.23 Generating Plant (Astoria) and Gas Turbine Asset Purchase and Sale Agreement, dated March 2, 1999, by and between Con Edison and Astoria Generating Company, L.P.

      *12.1 CEI Statement of computation of ratio of earnings to fixed charges for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

      *12.2 Con Edison Statement of computation of ratio of earnings to fixed charges for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

      21 Subsidiaries of CEI and Con Edison. (Incorporated by reference from Form U-3A- 2 of CEI, dated February 26, 1999 - File No:
              069-00425.)

      *23   Consent of PricewaterhouseCoopers LLP.

      *24 Powers of Attorney of each of the persons signing this report by attorney-in-fact.

      *27.1 CEI Financial Data Schedule. (To the extent provided in Rule
            402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)

      *27.2 Con Edison Financial Data Schedule. (To the extent provided in
            Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)


Exhibits listed above which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, and which were designated as noted above, are hereby incorporated by reference and made a part of this report with the same effect as if filed with the report.

----------
* Filed herewith

(b)   Reports on Form 8-K:

      Neither CEI nor Con Edison filed any Current Reports on Form 8-K during the quarter ended December 31, 1998 or, through the date of this filing, in 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONSOLIDATED EDISON, INC.

                                    CONSOLIDATED EDISON COMPANY
                                         OF NEW YORK, INC.


                                    By          JOAN S. FREILICH
                                                Joan S. Freilich
                                                Executive Vice President
                                                     and Chief Financial Officer
Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated.

Date             Signature                Title (CEI and Con Edison,
                                             unless otherwise noted)

March 29, 1999   Eugene R. McGrath*       Chairman of the Board,
                                             President, Chief Executive
                                           Officer and Director of CEI;
                                            Chairman of the Board,
                                             Chief Executive Officer and Trustee
                                              of Con Edison
                                           (Principal Executive Officer)

March 29, 1999   Joan S. Freilich*        Executive Vice President,
                                             Chief Financial Officer and
                                            Director (Trustee)
                                           (Principal Financial Officer)

March 29, 1999   Hyman Schoenblum*        Vice President, Controller
                                            and Chief Accounting Officer
                                           (Principal Accounting Officer)

                 E. Virgil Conway*        Director (Trustee)
                 Gordon J. Davis*         Director (Trustee)
                 Ruth M. Davis*           Director (Trustee)
                 Ellen V. Futter*         Director (Trustee)
                 Sally Hernandez-Pinero*  Director (Trustee)
                 Peter W. Likins*         Director (Trustee)
                 Robert G. Schwartz*      Director (Trustee)
                 Richard A. Voell*        Director (Trustee)
                 Stephen R. Volk*         Director (Trustee)

March 29, 1999   *By   JOAN S. FREILICH   Attorney-in-Fact
                       Joan S. Freilich