Form 10-Q
period 1999-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1999-05-14
CIK 1047862, 23632

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                            _______________________

             [x]  Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


                         Yes ___X___         No _______


     As of the close of business on April 30, 1999, (i) Consolidated Edison, Inc. ("CEI") had outstanding 227,235,294 Common Shares ($.10 par value) and (ii) all of the outstanding Common Stock ($2.50 par value) of Consolidated Edison Company of New York, Inc. was held by CEI.

                               TABLE OF CONTENTS

                                                                                    PAGE

FILING FORMAT                                                                        2

PART I. -  FINANCIAL INFORMATION

ITEM 1.        Financial  Statements:

               Consolidated Edison, Inc.
                      Consolidated Balance Sheet                                   3-4
                      Consolidated Income Statements                               5-6
                      Consolidated Statements of Cash Flows                        7-8

               Consolidated Edison Company of New York, Inc.
                      Consolidated Balance Sheet                                   9-10
                      Consolidated Income Statements                              11-12
                      Consolidated Statement of Cash Flows                        13-14

               Notes to Financial Statements                                      15-17

ITEM 2.        Management's Discussion and Analysis                               18-25
               of Financial Condition and Results of Operations

ITEM 3.        Quantitative and Qualitative Disclosures                            25
               About Market Risk


PART II. -  OTHER INFORMATION


ITEM 1.        Legal Proceedings                                                   26

ITEM 6.        Exhibits and Reports on Form 8-K                                    26

                           _________________________


FILING FORMAT

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two different registrants: Consolidated Edison. Inc. ("CEI") and Consolidated Edison Company of New York, Inc. ("Con Edison"). CEI is a holding company that owns all of the outstanding Common Stock ($2.50 par value) of Con Edison, has certain other subsidiaries, and has no significant business operations other than through its subsidiaries. Any references in this report to the "Company" are to CEI and Con Edison, collectively. Con Edison makes no representation as to the information contained in this report relating to CEI and the subsidiaries of CEI other than Con Edison.

                                                  CONSOLIDATED EDISON, INC.
                                                  CONSOLIDATED BALANCE SHEET
                                 AS AT MARCH 31, 1999, DECEMBER 31, 1998 AND MARCH 31, 1998
                                                                                             As at
                                                           -------------------------------------------------------------------
                                                           March 31, 1999           December 31, 1998     March 31, 1998
                                                           ------------------------ --------------------- --------------------
                                                                                    (Thousands of Dollars)
ASSETS
Utility plant, at original cost
   Electric                                                       $  12,101,804         $  12,039,082         $  11,805,558
   Gas                                                                1,860,508             1,838,550             1,759,293
   Steam                                                                607,226               604,761               582,332
   General                                                            1,217,585             1,204,262             1,210,805
                                                                 --------------        --------------        --------------
        Total                                                        15,787,123            15,686,655            15,357,988
      Less:  Accumulated depreciation                                 4,812,171             4,726,211             4,481,414
                                                                 --------------        --------------        --------------
        Net                                                          10,974,952            10,960,444            10,876,574
   Construction work in progress                                        334,779               347,262               284,725
   Nuclear fuel assemblies and components, less
     accumulated amortization                                            91,506                98,837               103,690
                                                                 --------------        --------------        --------------
                           Net utility plant                         11,401,237            11,406,543            11,264,989
                                                                 --------------        --------------        --------------

Current assets
   Cash and temporary cash investments                                   57,503               102,295               198,257
   Accounts receivable - customer, less allowance for
     uncollectible accounts of $26,068, $24,957 and
     $22,705                                                            574,410               521,648               561,655
   Other receivables                                                     38,845                49,381                44,983
   Fuel, at average cost                                                 21,964                33,289                38,985
   Gas in storage, at average cost                                       28,092                49,656                31,137
   Materials and supplies, at average cost                              185,300               184,916               192,698
   Prepayments                                                          256,214               131,374               189,146
   Other current assets                                                  20,726                20,984                20,588
                                                                 --------------        --------------        --------------
                           Total current assets                       1,183,054             1,093,543             1,277,449
                                                                 --------------        --------------        --------------

Investments
   Nuclear decommissioning trust funds                                  274,321               265,063               230,669
   Other                                                                116,551               113,382               101,301
                                                                 --------------        --------------        --------------
                           Total investments                            390,872               378,445               331,970
                                                                 --------------        --------------        --------------

Deferred charges
   Enlightened Energy program costs                                      57,058                68,381               102,349
   Unamortized debt expense                                             132,844               135,897               138,262
   Recoverable fuel costs                                                (7,613)               22,013                25,613
   Power contract termination costs                                      70,925                70,621                69,594
   Other deferred charges                                               270,928               254,944               254,270
                                                                 --------------        --------------        --------------
                           Total deferred charges                       524,142               551,856               590,088
                                                                 --------------        --------------        --------------

Regulatory asset - future federal income taxes                          947,044               951,016               938,053
                                                                 --------------        --------------        --------------

                                          Total                   $  14,446,349         $  14,381,403         $  14,402,549
                                                                 ==============        ==============        ==============

The accompanying notes are an integral part of these financial statements.

                                                  CONSOLIDATED EDISON, INC.
                                                 CONSOLIDATED BALANCE SHEET
                                 AS AT MARCH 31, 1999, DECEMBER 31, 1998 AND MARCH 31, 1998
                                                                                         As at
                                                           -------------------------------------------------------------------
                                                           March 31, 1999           December 31, 1998     March 31, 1998
                                                           ------------------------ --------------------- --------------------
                                                                                    (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock, authorized 500,000,000 shares;
     outstanding 228,447,294 shares, 232,833,494 shares
     and 235,489,650 shares                                      $   1,482,342           $   1,482,341        $   1,482,351
   Retained earnings                                                 4,753,375               4,700,500            4,531,810
   Treasury stock, at cost; 7,040,800 shares and
     2,654,600 shares                                                 (330,855)               (120,790)               -
   Capital stock expense                                               (36,289)                (36,446)             (36,966)
                                                                --------------           -------------        -------------
Total common shareholders' equity                                    5,868,573               6,025,605            5,977,195

   Preferred stock subject to mandatory redemption                      37,050                  37,050               84,550
   Other preferred stock                                               212,563                 212,563              233,468
   Long-term debt                                                    3,925,548               4,050,108            4,198,152
                                                                --------------           -------------        -------------
                         Total capitalization                       10,043,734              10,325,326           10,493,365
                                                                --------------           -------------        -------------

Noncurrent liabilities
   Obligations under capital leases                                     36,580                  37,295               39,180
   Other noncurrent liabilities                                        228,367                 203,543              111,433
                                                                --------------           -------------        -------------
                Total noncurrent liabilities                           264,947                 240,838              150,613
                                                                --------------           -------------        -------------

Current liabilities
   Long-term debt due within one year                                  350,000                 225,000              200,000
   Accounts payable                                                    351,695                 371,274              377,799
   Notes payable                                                       121,906                   -                    -
   Customer deposits                                                   188,627                 181,236              163,983
   Accrued taxes                                                        59,861                  15,670              107,989
   Accrued interest                                                     63,980                  76,466               66,557
   Accrued wages                                                        79,821                  83,555               80,509
   Other current liabilities                                           195,752                 188,186              184,551
                                                                --------------           -------------        -------------
                Total current liabilities                            1,411,642               1,141,387            1,181,388
                                                                --------------           -------------        -------------

Provisions related to future federal income taxes and
   other deferred credits
   Accumulated deferred federal income tax                           2,433,601               2,392,812            2,308,092
   Accumulated deferred investment tax credits                         152,801                 154,970              161,490
   Other deferred credits                                              139,624                 126,070              107,601
                                                                --------------           -------------        -------------
                Total deferred credits                               2,726,026               2,673,852            2,577,183
                                                                --------------           -------------        -------------

                                          Total                  $  14,446,349           $  14,381,403        $  14,402,549
                                          -----                 ==============           =============        =============


The accompanying notes are an integral part of these financial statements.

                                                  CONSOLIDATED EDISON, INC.
                                                CONSOLIDATED INCOME STATEMENT
                                     FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                      1999                      1998
                                                                                      ----                      ----
                                                                                            (Thousands of Dollars)
Operating revenues
   Electric                                                                     $  1,193,500              $  1,291,323
   Gas                                                                               381,342                   399,170
   Steam                                                                             140,733                   135,390
   Non-utility                                                                        61,011                    27,164
                                                                                ------------              ------------
          Total operating revenues                                                 1,776,586                 1,853,047
                                                                                ------------              ------------


Operating expenses
   Purchased power                                                                   287,826                   358,250
   Fuel                                                                              117,540                   134,554
   Gas purchased for resale                                                          180,531                   189,439
   Other operations                                                                  291,972                   275,830
   Maintenance                                                                       105,426                   117,975
   Depreciation and amortization                                                     132,709                   128,258
   Taxes, other than federal income tax                                              300,380                   302,219
   Federal income tax                                                                101,735                    91,961
                                                                                ------------              ------------
          Total operating expenses                                                 1,518,119                 1,598,486
                                                                                ------------              ------------


Operating income                                                                     258,467                   254,561

Other income (deductions)
   Investment income                                                                   1,416                     2,904
   Allowance for equity funds used during construction                                   972                       512
   Other income less miscellaneous deductions                                           (367)                     (503)
   Federal income tax                                                                   (220)                     (979)
                                                                                ------------              ------------
          Total other income                                                           1,801                     1,934
                                                                                ------------              ------------


Income before interest charges                                                       260,268                   256,495

Interest on long-term debt                                                            75,843                    79,058
Other interest                                                                         4,834                     1,247
Allowance for borrowed funds used during construction                                   (454)                     (263)
                                                                                ------------              ------------
          Net interest charges                                                        80,223                    80,042
                                                                                ------------              ------------


Preferred stock dividend requirements                                                  3,398                     4,536
                                                                                ------------              ------------

Net income for common stock                                                     $    176,647              $    171,917
                                                                                ============              ============

Common shares outstanding - average (000)                                            230,997                   235,490

Basic and diluted earnings per share                                            $      0.76               $       0.73
                                                                                ============              ============

Dividends declared per share of common stock                                    $     0.535               $   $   0.53
                                                                                ============              ============




The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                          CONSOLIDATED INCOME STATEMENT
               FOR THE TWELVE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                                 1999                    1998
                                                                                 ----                    ----
                                                                                     (Thousands of Dollars)
Operating revenues
   Electric                                                                  $  5,576,622             $  5,657,948
   Gas                                                                            941,780                1,038,031
   Steam                                                                          327,276                  365,011
   Non-utility                                                                    170,908                   72,654
                                                                            -------------            -------------
          Total operating revenues                                              7,016,586                7,133,644
                                                                            -------------            -------------


Operating expenses
   Purchased power                                                              1,183,358                1,355,129
   Fuel                                                                           561,992                  580,024
   Gas purchased for resale                                                       428,401                  490,325
   Other operations                                                             1,174,101                1,122,458
   Maintenance                                                                    464,863                  478,600
   Depreciation and amortization                                                  522,962                  507,921
   Taxes, other than federal income tax                                         1,206,264                1,178,391
   Federal income tax                                                             417,413                  377,796
                                                                            -------------            -------------
          Total operating expenses                                              5,959,354                6,090,644
                                                                            -------------            -------------


Operating income                                                                1,057,232                1,043,000

Other income (deductions)
   Investment income                                                               10,314                   14,082
   Allowance for equity funds used during construction                              2,891                    3,161
   Other income less miscellaneous deductions                                     (14,079)                  (4,082)
   Federal income tax                                                               2,988                   (2,674)
                                                                            -------------            -------------
          Total other income                                                        2,114                   10,487
                                                                            -------------            -------------


Income before interest charges                                                  1,059,346                1,053,487

Interest on long-term debt                                                        305,455                  318,464
Other interest                                                                     21,987                   13,916
Allowance for borrowed funds used during construction                              (1,438)                  (1,561)
                                                                            -------------            -------------
          Net interest charges                                                    326,004                  330,819
                                                                            -------------            -------------


Preferred stock dividend requirements                                              15,869                   18,276
                                                                            -------------            -------------

Net income for common stock                                                 $     717,473            $     704,392
                                                                            =============            =============

Common shares outstanding - average (000)                                         233,130                  235,195

Basic and diluted earnings per share                                        $        3.08            $        2.99
                                                                            =============            =============

Dividends declared per share of common stock                                $       2.125            $       2.105
                                                                            =============            =============


The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                              1999                1998
                                                                              ----                ----
                                                                               (Thousands of Dollars)
Operating activities
   Net income for common stock                                             $ 176,647          $ 171,917

   Principal non-cash charges (credits) to income
      Depreciation and amortization                                          132,709            128,258
      Deferred recoverable fuel costs                                         29,626             72,688
      Federal income tax deferred                                             42,175             32,290
      Common equity component of allowance for funds
           used during construction                                             (952)              (498)
      Other non-cash charges (credits)                                         8,606             (5,475)

   Changes in assets and liabilities
      Accounts receivable-customer, less allowance for uncollectibles        (52,762)            19,508
      Materials and supplies, including fuel and gas in storage               32,505             19,845
      Prepayments, other receivables and other current assets               (114,046)          (103,667)
      Enlightened Energy program costs                                        11,323             15,458
      Power contract termination costs                                        (1,050)             6,912
      Accounts payable                                                       (19,579)           (62,315)
      Accrued income taxes                                                    (1,129)            58,541
      Other-net                                                               43,865            (89,247)
                                                                           ---------          ---------
          Net cash flows from operating activities                           287,938            264,215
                                                                           ---------          ---------

Investing activities including construction
      Construction expenditures                                             (120,896)          (120,602)
      Nuclear fuel expenditures                                               (1,337)            (1,370)
      Contributions to nuclear decommissioning trust                          (5,325)            (5,325)
      Common equity component of allowance for funds
           used during construction                                              952                498
                                                                           ---------          ---------
          Net cash flows from investing activities
              including construction                                        (126,606)          (126,799)
                                                                           ---------          ---------

Financing activities including dividends
      Repurchase of common stock                                            (204,205)              --
      Net proceeds from short-term debt                                      121,906               --
      Issuance of long-term debt                                                --              285,000
      Advance refunding of long-term debt                                       --             (605,240)
      Issuance and refunding costs                                               (53)            (6,441)
      Funds held for refunding of debt                                          --              328,874
      Common stock dividends                                                (123,772)          (124,810)
                                                                           ---------          ---------
          Net cash flows from financing activities
              including dividends                                           (206,124)          (122,617)
                                                                           ---------          ---------

Net increase (decrease) in cash and temporary cash investments               (44,792)            14,799

Cash and temporary cash investments at January 1                             102,295            183,458
                                                                           ---------          ---------

Cash and temporary cash investments at March 31                            $  57,503          $ 198,257
                                                                           =========          =========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest                                                              $  85,512          $  89,672
     Income taxes                                                               --                 --

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE TWELVE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                                          1999                 1998
                                                                                          ----                 ----
                                                                                             (Thousands of Dollars)
Operating activities
   Net income for common stock                                                       $   717,473         $   704,392

    Principal non-cash charges (credits) to income
       Depreciation and amortization                                                     522,962             507,921
       Deferred recoverable fuel costs                                                    33,226              26,776
       Federal income tax deferred                                                        96,315              30,600
       Common equity component of allowance for funds
             used during construction                                                     (2,818)             (3,070)
       Other non-cash charges                                                             25,378              11,849

  Changes in assets and liabilities
       Accounts receivable-customer, less allowance for uncollectibles                   (12,755)              8,940
       Materials and supplies, including fuel and gas in storage                          27,464               9,461
       Prepayments, other receivables and other current assets                           (61,068)             29,039
       Enlightened Energy program costs                                                   45,291              25,855
       Power contract termination costs                                                   (7,058)              6,843
       Accounts payable                                                                  (26,104)             25,338
       Accrued income taxes                                                             (106,249)             14,002
       Other-net                                                                         137,422            (168,781)
                                                                                     -----------         -----------
          Net cash flows from operating activities                                     1,389,479           1,229,165
                                                                                     -----------         -----------

Investing activities including construction
       Construction expenditures                                                        (619,138)           (647,100)
       Nuclear fuel expenditures                                                          (7,023)            (12,800)
       Contributions to nuclear decommissioning trust                                    (21,301)            (14,499)
       Common equity component of allowance for funds
             used during construction                                                      2,818               3,070
                                                                                     -----------         -----------
          Net cash flows from investing activities
               including construction                                                   (644,644)           (671,329)
                                                                                     -----------         -----------

Financing activities including dividends
       Repurchase of common stock                                                       (319,452)               --
       Net proceeds from short-term debt                                                 121,906                --
       Issuance of long-term debt                                                        175,000             765,000
       Retirement of long-term debt                                                     (200,000)           (103,762)
       Advance refunding of preferred stock                                              (68,405)               --
       Advance refunding of long-term debt                                              (100,000)           (605,240)
       Issuance and refunding costs                                                       (2,475)            (15,336)
       Common stock dividends                                                           (492,163)           (495,144)
                                                                                     -----------         -----------
          Net cash flows from financing activities
                including dividends                                                     (885,589)           (454,482)
                                                                                     -----------         -----------

Net increase (decrease) in cash and temporary cash investments                          (140,754)            103,354

Cash and temporary cash investments at beginning of period                               198,257              94,903
                                                                                     -----------         -----------

Cash and temporary cash investments at March 31                                      $    57,503         $   198,257
                                                                                     ===========         ===========

Supplemental disclosure of cash flow information Cash paid during the period for:
     Interest                                                                        $   281,795         $   308,801
     Income taxes                                                                        355,707             335,586


The accompanying notes are an integral part of these financial statements.

                                        CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                                        BALANCE SHEET
                                  AS AT MARCH 31, 1999, DECEMBER 31, 1998 AND MARCH 31, 1998
                                                                                          As at
                                                           --------------------------------------------------------------------
                                                           March 31, 1999            December 31, 1998     March 31, 1998
                                                           ------------------------- --------------------- --------------------
                                                                                     (Thousands of Dollars)
ASSETS
Utility plant, at original cost
   Electric                                                      $   12,101,804         $   12,039,082        $   11,805,558
   Gas                                                                1,860,508              1,838,550             1,759,293
   Steam                                                                607,226                604,761               582,332
   General                                                            1,217,585              1,204,262             1,210,805
                                                               ----------------       ----------------      ----------------
        Total                                                        15,787,123             15,686,655            15,357,988
      Less:  Accumulated depreciation                                 4,812,171              4,726,211             4,481,414
                                                               ----------------       ----------------      ----------------
        Net                                                          10,974,952             10,960,444            10,876,574
   Construction work in progress                                        334,779                347,262               284,725
   Nuclear fuel assemblies and components, less
     accumulated amortization                                            91,506                 98,837               103,690
                                                               ----------------       ----------------      ----------------
                           Net utility plant                         11,401,237             11,406,543            11,264,989
                                                               ----------------       ----------------      ----------------

Current assets
   Cash and temporary cash investments                                   17,649                 30,026                98,216
   Accounts receivable - customer, less allowance for
     uncollectible accounts of $23,576, $22,600 and $22,372             537,495                491,493               541,322
   Other receivables                                                     37,761                 45,935                43,780
   Fuel, at average cost                                                 21,964                 33,289                38,985
   Gas in storage, at average cost                                       25,689                 46,801                29,577
   Materials and supplies, at average cost                              185,300                184,916               192,698
   Prepayments                                                          254,878                130,198               188,321
   Other current assets                                                  20,654                 20,911                20,576
                                                               ----------------       ----------------      ----------------
                           Total current assets                       1,101,390                983,569             1,153,475
                                                               ----------------      -----------------       ---------------

Investments
   Nuclear decommissioning trust funds                                  274,321                265,063               230,669
   Other                                                                 14,788                 14,750                13,701
                                                               ----------------       ----------------      ----------------
                           Total investments                            289,109                279,813               244,370
                                                               ----------------       ----------------      ----------------

Deferred charges
   Enlightened Energy program costs                                      57,058                 68,381               102,349
   Unamortized debt expense                                             132,844                135,897               138,262
   Recoverable fuel costs                                                (7,613)                22,013                25,613
   Power contract termination costs                                      70,925                 70,621                69,594
   Other deferred charges                                               270,928                254,944               254,270
                                                               ----------------      -----------------      ----------------
                           Total deferred charges                       524,142                551,856               590,088
                                                               ----------------      -----------------      ----------------

Regulatory asset - future federal income taxes                          947,044                951,016               938,053
                                                               ----------------      -----------------      ----------------

                                          Total                   $  14,262,922         $   14,172,797         $  14,190,975
                                                               ================       ================      ================





The accompanying notes are an integral part of these financial statements.

                                        CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                                        BALANCE SHEET
                                  AS AT MARCH 31, 1999, DECEMBER 31, 1998 AND MARCH 31, 1998

                                                                                          As at
                                                           --------------------------------------------------------------------
                                                           March 31, 1999            December 31, 1998     March 31, 1998
                                                           ------------------------- --------------------- --------------------
                                                                                     (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization
   Common stock                                                   $   1,482,342             $   1,482,341      $   1,482,351
   Repurchased CEI common stock                                        (330,855)                 (120,790)             -
   Retained earnings                                                  4,575,774                 4,517,529          4,335,539
   Capital stock expense                                                (36,289)                  (36,356)           (36,966)
                                                              -----------------         -----------------    ---------------
Total common shareholders' equity                                     5,690,972                 5,842,724          5,780,924
                                                              -----------------         -----------------    ---------------
   Preferred stock
     Subject to mandatory redemption
            7.20% Series I                                                    -                         -             47,500
            6-1/8% Series J                                              37,050                    37,050             37,050
                                                              -----------------         -----------------    ---------------
                 Total subject to mandatory redemption                   37,050                    37,050             84,550
                                                              -----------------         -----------------    ---------------
      Other preferred stock
            $5 Cumulative Preferred                                     175,000                   175,000            175,000
             5-3/4% Series A                                                  -                         -              7,061
             5-1/4% Series B                                                  -                         -             13,844
             4.65% Series C                                              15,330                    15,330             15,330
             4.65% Series D                                              22,233                    22,233             22,233
                                                              -----------------         -----------------    ---------------
                  Total other preferred stock                           212,563                   212,563            233,468
                                                              -----------------         -----------------    ---------------
                            Total preferred stock                       249,613                   249,613            318,018
                                                              -----------------         -----------------    ---------------
Long-term debt                                                        3,925,548                 4,050,108          4,198,152
                                                              -----------------         -----------------    ---------------
                                   Total capitalization               9,866,133                10,142,445         10,297,094
                                                              -----------------         -----------------    ---------------



Noncurrent liabilities
   Obligations under capital leases                                      36,580                    37,295             39,180
   Other noncurrent liabilities                                         228,367                   203,543            111,433
                                                               ----------------         -----------------    ---------------
                                        Total noncurrent                264,947                   240,838            150,613
                                                               ----------------         -----------------    ---------------
     liabilities

Current liabilities
   Long-term debt due within one year                                   350,000                   225,000            200,000
   Accounts payable                                                     344,629                   357,315            356,606
   Notes payable                                                        121,906                     -                 -
   Customer deposits                                                    197,883                   181,236            163,983
   Accrued taxes                                                         68,252                    17,621            116,795
   Accrued interest                                                      64,021                    76,507             66,557
   Accrued wages                                                         79,821                    83,555             80,509
   Other current liabilities                                            192,349                   184,989            181,635
                                                               ----------------         -----------------    ---------------
                                    Total current                     1,418,861                 1,126,223          1,166,085
                                                               ----------------         -----------------    ---------------
         liabilities

   Provisions related to future federal income taxes and
     other deferred credits
      Accumulated deferred federal income tax                         2,420,558                 2,382,273          2,308,092
      Accumulated deferred investment tax credits                       152,801                   154,970            161,490
      Other deferred credits                                            139,622                   126,048            107,601
                                                               ----------------         -----------------    ---------------
                           Total deferred credits                     2,712,981                 2,663,291          2,577,183
                                                               ----------------         -----------------    ---------------

                                Total                             $  14,262,922             $  14,172,797      $  14,190,975
                         ------------                          ================         =================    ===============



  The accompanying notes are an integral part of these financial statements

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                INCOME STATEMENT
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                  1999                      1998
                                                                                  ----                      ----
                                                                                      (Thousands of Dollars)
Operating revenues
   Electric                                                                 $  1,210,194              $  1,291,323
   Gas                                                                           381,342                   399,170
   Steam                                                                         140,733                   135,390
                                                                            ------------              ------------
          Total operating revenues                                             1,732,269                 1,825,883
                                                                            ------------              ------------

Operating expenses
   Purchased power                                                               282,442                   358,235
   Fuel                                                                          117,540                   134,554
   Gas purchased for resale                                                      148,061                   164,710
   Other operations                                                              277,588                   268,161
   Maintenance                                                                   105,426                   117,975
   Depreciation and amortization                                                 132,273                   128,052
   Taxes, other than federal income tax                                          298,876                   302,118
   Federal income tax                                                            104,766                    94,140
                                                                            ------------              ------------
          Total operating expenses                                             1,466,972                 1,567,945
                                                                            ------------              ------------

Operating income                                                                 265,297                   257,938

Other income (deductions)
   Investment income                                                                  62                     1,043
   Allowance for equity funds used during construction                               972                       512
   Other income less miscellaneous deductions                                       (636)                     (503)
   Federal income tax                                                                (57)                     (404)
                                                                            ------------              ------------
          Total other income                                                         341                       648
                                                                            ------------              ------------

Income before interest charges                                                   265,638                   258,586

Interest on long-term debt                                                        75,843                    79,058
Other interest                                                                     4,834                     1,247
Allowance for borrowed funds used during construction                               (454)                     (263)
                                                                            ------------              ------------
          Net interest charges                                                    80,223                    80,042
                                                                            ------------              ------------

Net income                                                                       185,415                   178,544
Preferred stock dividend requirements                                              3,398                     4,536
                                                                            ------------              ------------
Net income for common stock                                                 $    182,017              $    174,008
                                                                            ============              ============

Con Edison Sales
   Electric (Thousands of kilowatthours)
     Con Edison customers                                                      8,406,243                 9,030,401
     Delivery service for Retail Choice                                        1,049,068                      --
     Delivery service to NYPA and others                                       2,473,339                 2,454,221
                                                                            ------------              ------------
       Total sales in service territory                                       11,928,650                11,484,622
     Off-system and ESCO sales                                                 1,358,161                   348,781
   Gas (dekatherms)
     Firm sales and transportation                                            40,595,350                36,439,826
     Off-peak firm/interruptible                                               5,163,556                 7,540,851
                                                                            ------------              ------------
       Total sales to Con Edison customers                                    45,758,906                43,980,677
     Transportation of customer-owned gas
       NYPA                                                                       15,953                 1,083,613
       Other                                                                   6,801,098                 3,587,326
     Off-system sales                                                          8,457,822                 5,332,301
                                                                            ------------              ------------
       Total sales and transportation                                         61,033,779                53,983,917
   Steam (Thousands of pounds)                                                10,216,257                 8,985,674

The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                INCOME STATEMENT
               FOR THE TWELVE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                1999                      1998
                                                                                ----                      ----
                                                                                      (Thousands of Dollars)
Operating revenues
   Electric                                                                 $   5,635,991             $   5,657,948
   Gas                                                                            941,780                 1,038,031
   Steam                                                                          327,276                   365,011
   Non-utility                                                                       --                      45,490
                                                                            -------------             -------------
          Total operating revenues                                              6,905,047                 7,106,480
                                                                            -------------             -------------

Operating expenses
   Purchased power                                                              1,176,241                 1,355,114
   Fuel                                                                           561,992                   580,024
   Gas purchased for resale                                                       353,454                   465,596
   Other operations                                                             1,127,216                 1,114,789
   Maintenance                                                                    464,863                   478,600
   Depreciation and amortization                                                  522,046                   507,714
   Taxes, other than federal income tax                                         1,199,367                 1,178,291
   Federal income tax                                                             425,436                   379,975
                                                                            -------------             -------------
          Total operating expenses                                              5,830,615                 6,060,103
                                                                            -------------             -------------

Operating income                                                                1,074,432                 1,046,377

Other income (deductions)
   Investment income                                                                5,181                    12,221
   Allowance for equity funds used during construction                              2,891                     3,161
   Other income less miscellaneous deductions                                      (5,410)                   (4,082)
   Federal income tax                                                                 921                    (2,099)
                                                                            -------------             -------------
          Total other income                                                        3,583                     9,201
                                                                            -------------             -------------

Income before interest charges                                                  1,078,015                 1,055,578

Interest on long-term debt                                                        305,455                   318,464
Other interest                                                                     21,987                    13,916
Allowance for borrowed funds used during construction                              (1,438)
                                                                                                      -------------
                                                                                                             (1,561)
          Net interest charges                                                    326,004                   330,819
                                                                            -------------             -------------

Net income                                                                        752,011                   724,759
Preferred stock dividend requirements                                              15,869                    18,276
                                                                            -------------             -------------
Net income for common stock                                                 $     736,142             $     706,483
                                                                            =============             =============

Con Edison Sales
   Electric (Thousands of kilowatthours)
     Con Edison customers                                                      35,749,860                37,626,512
     Delivery service for Retail Choice                                         3,466,389                      --
     Delivery service to NYPA and others                                        9,873,366                 9,658,101
                                                                            -------------             -------------
       Total sales in service territory                                        49,089,615                47,284,613
     Off-system and ESCO sales                                                  4,964,476                 2,536,590
   Gas (dekatherms)
     Firm sales and transportation                                             88,581,762                90,659,667
     Off-peak firm/interruptible                                               15,085,606                23,248,182
                                                                            -------------             -------------
       Total sales to Con Edison customers                                    103,667,368               113,907,849
     Transportation of customer-owned gas
       NYPA                                                                     3,193,247                15,425,100
       Other                                                                   17,692,042                 9,526,866
     Off-system sales                                                          29,107,721                15,785,892
                                                                            -------------             -------------
       Total sales and transportation                                         153,660,378               154,645,707
     Steam (Thousands of pounds)                                               26,226,277                26,267,547

The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                               1999                 1998
                                                                               ----                 ----
                                                                                 (Thousands of Dollars)
Operating activities
   Net income                                                               $ 185,415          $ 178,544

   Principal non-cash charges (credits) to income
     Depreciation and amortization                                            132,273            128,052
     Deferred recoverable fuel costs                                           29,626             72,688
     Federal income tax deferred                                               39,671             32,290
     Common equity component of allowance for funds
         used during construction                                                (952)              (498)
     Other non-cash charges (credits)                                           8,606             (5,475)

   Changes in assets and liabilities
      Accounts receivable-customer, less allowance for uncollectibles         (46,002)            16,917
      Materials and supplies, including fuel and gas in storage                32,053             21,405
      Prepayments, other receivables and other current assets                (116,249)          (107,938)
      Enlightened Energy program costs                                         11,323             15,458
      Power contract termination costs                                         (1,050)             6,912
      Accounts payable                                                        (12,686)           (58,858)
      Accrued income taxes                                                      4,445             62,254
      Other-net                                                                57,278            (71,637)
                                                                            ---------          ---------
          Net cash flows from operating activities                            323,751            290,114
                                                                            ---------          ---------

Investing activities including construction
      Construction expenditures                                              (120,896)          (120,602)
      Nuclear fuel expenditures                                                (1,337)            (1,370)
      Contributions to nuclear decommissioning trust                           (5,325)            (5,325)
      Common equity component of allowance for funds
          used during construction                                                952                498
                                                                            ---------          ---------
          Net cash flows from investing activities including
           construction                                                      (126,606)          (126,799)
                                                                            ---------          ---------

Financing activities including dividends
      Repurchase of common stock                                             (204,205)              --
      Net proceeds from short-term debt                                       121,906               --
      Issuance of long-term debt                                                 --              285,000
      Advance refunding of long-term debt                                        --             (605,240)
      Issuance and refunding costs                                                (53)            (6,441)
      Funds held for refunding of debt                                           --              328,874
      Common stock dividends                                                 (123,772)          (124,810)
      Preferred stock dividends                                                (3,398)            (4,536)
      Corporate reorganization                                                   --             (121,404)
                                                                                               ---------
          Net cash flows from financing activities including
           dividends                                                         (209,522)          (248,557)
                                                                            ---------          ---------

Net decrease in cash and temporary cash investments                           (12,377)           (85,242)

Cash and temporary cash investments at January 1                               30,026            183,458
                                                                            ---------          ---------

Cash and temporary cash investments at March 31                             $  17,649          $  98,216
                                                                            =========          =========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest                                                               $  85,512          $  89,672
     Income taxes                                                                --                 --

The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE TWELVE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                  1999                1998
                                                                                  ----                ----
                                                                                   (Thousands of Dollars)
Operating activities
   Net income                                                               $   752,011         $   724,759

   Principal non-cash charges (credits) to income
      Depreciation and amortization                                             522,046             507,714
      Deferred recoverable fuel costs                                            33,226              26,776
      Federal income tax deferred                                                93,811              30,600
      Common equity component of allowance for funds
          used during construction                                               (2,818)             (3,070)
      Other non-cash charges                                                     25,378              11,849

   Changes in assets and liabilities
      Accounts receivable-customer, less allowance for uncollectibles             3,827               6,349
      Materials and supplies, including fuel and gas in storage                  28,307              11,021
      Prepayments, other receivables and other current assets                   (60,616)             24,767
      Enlightened Energy program costs                                           45,291              25,855
      Power contract termination costs                                           (7,058)              6,843
      Accounts payable                                                          (11,977)             28,796
      Accrued income taxes                                                     (104,634)             17,715
      Other-net                                                                 153,617            (151,104)
                                                                            -----------         -----------
             Net cash flows from operating activities                         1,470,411           1,268,870
                                                                            -----------         -----------

Investing activities including construction
      Construction expenditures                                                (619,138)           (647,100)
      Nuclear fuel expenditures                                                  (7,023)            (12,800)
      Contributions to nuclear decommissioning trust                            (21,301)            (14,499)
      Common equity component of allowance for funds
           used during construction                                               2,818               3,070
                                                                            -----------         -----------
             Net cash flows from investing activities
                  including construction                                       (644,644)           (671,329)
                                                                            -----------         -----------

Financing activities including dividends
      Repurchase of common stock                                               (319,452)               --
      Net proceeds from short-term debt                                         121,906                --
      Issuance of long-term debt                                                175,000             765,000
      Retirement of long-term debt                                             (200,000)           (103,762)
      Advance refunding of preferred stock                                      (68,405)               --
      Advance refunding of long-term debt                                      (100,000)           (605,240)
      Issuance and refunding costs                                               (2,475)            (15,336)
       Common stock dividends                                                  (495,908)           (495,144)
      Preferred stock dividends                                                 (17,000)            (18,342)
      Corporate reorganization                                                     --              (121,404)
                                                                            -----------         -----------
                     Net cash flows from financing activities
                             including dividends                               (906,334)           (594,228)
                                                                            -----------         -----------

Net increase (decrease) in cash and temporary cash investments                  (80,567)              3,313

Cash and temporary cash investments at beginning of period                       98,216              94,903
                                                                            -----------         -----------

Cash and temporary cash investments at March 31                             $    17,649         $    98,216
                                                                            ===========         ===========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest                                                               $   281,795         $   308,801
     Income taxes                                                               375,125             335,586

The accompanying notes are an integral part of these financial statements.

NOTE A - GENERAL

These footnotes accompany and form an integral part of (i) the interim consolidated financial statements of Consolidated Edison, Inc. ("CEI") and its subsidiaries, including Consolidated Edison Company of New York, Inc. ("Con Edison"), the regulated utility, and several non-utility subsidiaries, and (ii) the interim consolidated financial statements of Con Edison on a stand-alone basis. These financial statements are unaudited but, in the respective opinions of the management of CEI and Con Edison, represent all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited financial statements (including the notes thereto) included in the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

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

The Settlement Agreement (described in Note A to the financial statements included in the 1998 Form 10-K) does not contemplate the divestiture or transfer of Indian Point 2. The PSC has, however, initiated a proceeding to consider the future of nuclear generating facilities in New York State.

NUCLEAR INSURANCE The insurance policies covering Con Edison's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of March 31, 1999, the highest amount that could be assessed for losses during the current policy year under all of the policies was $18.9 million. While assessments may also be made for losses in certain prior years, neither CEI nor Con Edison is aware of any losses in such years that it believes are likely to result in an assessment.

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

SUPERFUND By its terms Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Con Edison has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by Con Edison (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of Con Edison's liability for these sites range from extremely preliminary to highly refined. At March 31, 1999, a liability of approximately $22.6 million had been accrued. There will be additional costs in amounts that are not presently determinable but may be material to the respective financial position, results of operations or liquidity of CEI and Con Edison.

ASBESTOS CLAIMS Suits have been brought in New York State and federal courts against Con Edison and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of Con Edison. Many of these suits have been disposed of without any payment by Con Edison, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but CEI and Con Edison believe that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to CEI and Con Edison at this time, neither CEI nor Con Edison believe that these suits will have a material adverse effect on their respective financial position, results of operations or liquidity.

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

NOTE C - FINANCIAL INFORMATION BY CEI BUSINESS SEGMENT


               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                 Electric                                          Gas
                                                 --------                                          ---

                                        1999                   1998                    1999                   1998
                                        ----                   ----                    ----                   ----

Sales revenue                   $  1,193,500            $  1,291,323          $      381,342          $    399,170
Intersegment revenues                 19,392                   2,436                    615                    544
Depreciation and amortization        112,113                 108,903                 15,712                 14,874
Operating income                     147,149                 140,164                 88,446                 88,233

                                                   Steam                                          Other
                                                   -----                                          -----

                                        1999                   1998                    1999                   1998
                                        ----                   ----           --       ----                   ----

Sales revenue                   $    140,733            $    135,390           $      61,011            $    27,164
Intersegment revenues                    414                     405                     221                  -
Depreciation and amortization          4,449                   4,275                     435                    206
Operating income                      29,702                  29,541                  (6,830)                (3,377)

                                                                          Total

                                                               1999                    1998
                                                               ----                    ----

Sales revenue                                          $  1,776,586             $  1,853,047
Intersegment revenues                                        20,642                    3,385
Depreciation and amortization                               132,709                  128,258
Operating income                                            258,467                  254,561

               FOR THE TWELVE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                  Electric                                          Gas
                                                  --------                                          ---

                                         1999                   1998                   1999                    1998
                                         ----                   ----                   ----                    ----

Sales revenue                    $  5,576,622            $  5,657,948           $    941,780           $  1,038,031
Intersegment revenues                  70,421                  10,995                  2,531                  2,208
Depreciation and amortization         443,079                 432,476                 61,433                 58,057
Operating income                      912,961                 858,529                141,894                162,343

                                                    Steam                                          Other
                                                    -----                                          -----

                                         1999                   1998                   1999                    1998
                                         ----                   ----                   ----                    ----

Sales revenue                    $    327,276            $    365,011           $    170,908            $    72,654
Intersegment revenues                   1,663                   1,651                    511                   -
Depreciation and amortization          17,534                  16,547                    916                    841
Operating income                       19,578                  34,936                (17,201)               (12,808)

                                                                           Total


                                                               1999                  1998
                                                               ----                  ----

Sales revenue                                            $  7,016,586           $  7,133,644
Intersegment revenues                                          75,126                 14,854
Depreciation and amortization                                 522,962                507,921
Operating income                                            1,057,232              1,043,000

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1998 (File Nos. 1-14514 and 1-1217, the 1998 Form 10-K). Reference is also made to the notes to the financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and temporary cash investments were $57.5 million for CEI (including $17.6 million for Con Edison) at March 31, 1999, $102.3 million for CEI (including $30.0 million for Con Edison) at December 31, 1998 and $198.3 million for CEI (including $98.2 million for Con Edison) at March 31, 1998. These balances reflect, among other things, outstanding commercial paper of $121.9 million at March 31, 1999 and the stock repurchases and tax prepayments discussed below. The highest amount of commercial paper outstanding during the first quarter of 1999 was $238 million. The Company had no commercial paper outstanding at December 31, 1998 and March 31. 1998.

         Pursuant to the CEI stock repurchase program, Con Edison purchased approximately 4.3 million CEI shares at an aggregate cost of $210.1 million during the first quarter of 1999. From May 1998, when the program began, through March 31, 1999 Con Edison purchased a total of approximately 7.0 million CEI shares at an aggregate cost of $330.9 million. See "Liquidity and Capital Resources - Sources of Liquidity - Stock Repurchases" in Item 7 of the 1998 Form 10-K.

         CEI's interest coverage for the 12 months ended March 31, 1999 was 4.32 times, compared with 4.29 times for the year 1998 and 4.14 times for the 12 months ended March 31, 1998. The increase in interest coverage reflects higher pre-tax income and lower interest expense as a result of debt refundings.

         Customer accounts receivable, less allowance for uncollectible accounts, increased at March 31, 1999 compared with year-end 1998 primarily because revenues were higher in March 1999 than in December 1998 (when there was warmer than normal weather). Con Edison's equivalent number of days of revenue outstanding (ENDRO) as customer accounts receivable was 25.3 days at March 31, 1999, compared with 28.0 days at December 31, 1998 and 25.7 days at March 31, 1998. Prior year ENDRO amounts have been restated to reflect a new method for calculating ENDRO that eliminates variations due to the number of billing and collection days in each month.

         In January 1999 Con Edison made a $252.3 million semi-annual prepayment to New York City for property taxes. The prepayment balance at March 31, 1999 includes the unamortized portion ($126.1 million) of this payment. A similar prepayment was made in January 1998. The prepayment balance at March 31, 1999 also reflects cumulative credits to pension expense of $73.2 million, compared with $62.0 million at December 31, 1998 and $14.6 million at March 31, 1998, resulting primarily from the amortization of investment gains. See Note D to the financial statements included in Item 8 of the 1998 Form 10-K.

         Recoverable fuel costs amounted to a credit of $7.6 million at March 31, 1999, compared with $22.0 million at December 31, 1998 and $25.6 million at March 31,1998, reflecting the ongoing recovery of previously deferred amounts and the changes in volumes and unit cost of purchased power, fuel and gas purchased for resale discussed below in "Results of Operations."

         Non-current liabilities - other includes $123.3 million at March 31, 1999, $102.0 million at December 31, 1998 and $36.6 million at March 31, 1998 for unfunded other post-employment benefit (OPEB) obligations. The Company's policy is to fund its estimated OPEB costs to the extent deductible under current tax limitations. See Note E to the financial statements included in Item 8 of the 1998 Form 10-K.

Acquisition

         Reference is made to "Liquidity and Capital Resources - Acquisition" in
Item 7 of the 1998 Form 10-K. During the first quarter of 1999, CEI's acquisition of Orange and Rockland Utilities, Inc. was approved by New York, New Jersey and Pennsylvania utility regulators. The acquisition remains subject to approval by the Securities and Exchange Commission and review by the U.S. Department of Justice.

PSC Settlement Agreement

         Reference is made to "Liquidity and Capital Resources - PSC Settlement Agreement" in Item 7 of the 1998 Form 10-K. In April 1999 Con Edison's electric Retail Choice program was expanded to cover Con Edison customers representing approximately 2,000 megawatts of aggregate customer load. Because this level exceeds 15% of Con Edison's peak electric load, Con Edison believes that the application of the earnings sharing provisions of the Settlement Agreement will cease beginning in the current rate year (starting April 1, 1999).

Financial Market Risks

         Reference is made to "Liquidity and Capital Resources - Financial Market Risks" in Item 7 of the 1998 Form 10-K. At March 31, 1999 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the Company.

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

Year 2000 Readiness Disclosure

         Reference is made to "Liquidity and Capital Resources - Year 2000 Readiness Disclosure" in Item 7 of the 1998 Form 10-K.

         Con Edison estimates that the cost of its Year 2000 program will be approximately $27 million, of which approximately $23.8 million has been incurred. The cost is being funded from internally-generated funds and expensed as incurred.

         Con Edison expects that its program will be adequate to address its Year 2000 issues, but nevertheless has developed a Year 2000 contingency plan. The plan addresses energy supply, staffing, communication and other resources that may be needed in the event of Year 2000 problems. There can, of course, be no assurance as to whether the contingency plan will successfully address any contingencies that arise. In the event that Con Edison is unsuccessful in addressing its Year 2000 issues, worst case scenarios could have a material adverse effect on CEI's and Con Edison's financial condition, results of operations or liquidity.

Forward-Looking Statements

         This discussion and analysis includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations, regulatory policies or public policy doctrines, technological developments, any failure by Con Edison or others to successfully complete necessary changes to address Year 2000 problems, and other presently unknown or unforeseen factors.


RESULTS OF OPERATIONS

         CEI's net income for common stock for the first quarter and 12 months ended March 31, 1999 was higher than the corresponding 1998 periods by $4.7 million ($.03 per share) and $13.1 million ($.09 per share), respectively. The increase in earnings for the first quarter reflects higher electric sales growth resulting from the continued strength in the regional economy, continued emphasis on cost reduction and the impact of the common stock repurchase program (see "Liquidity and Capital Resources," above). These factors more than offset the rate reductions implemented under the PSC Settlement Agreement. The increase in earnings for the 12-month period reflects the same factors and also reflects higher electric net revenues from warmer than normal 1998 summer weather. The results of operations of CEI include the results of operations of Con Edison and of the several non-utility subsidiaries of CEI. For information about CEI's operating segments, see the notes to the financial statements included in this report.

                                                                             Increases (Decreases)
                                                     --------------------------------------------------------------
                                                       Three Months Ended                 Twelve Months Ended
                                                           March 31, 1999                   March 31, 1999
                                                           Compared With                    Compared With
                                                       Three Months Ended                 Twelve Months Ended
                                                           March 31, 1998                    March 31, 1998
                                                       ----------------------            ------------------
                                                       Amount         Percent            Amount         Percent
                                                       ------         -------            ------         -------
                                                               (Amounts are for CEI and are in Millions)
                                                               -----------------------------------------


Operating revenues                                   $ (76.4)           (4.1)%         $ (117.0)           (1.6)%
Purchased power - electric and steam                   (70.4)          (19.7)            (171.8)          (12.7)
Fuel - electric and steam                              (17.0)          (12.6)             (18.0)           (3.1)
Gas purchased for resale                                (8.9)           (4.7)             (61.9)          (12.6)
                                                        -----                             ------

Operating revenues less purchased
    power, fuel and gas purchased for
    resale (Net revenues)                               19.9             1.7              134.7             2.9


Other operations and maintenance                         3.6             0.9               37.9             2.4
Depreciation and amortization                            4.4             3.5               15.1             3.0
Taxes, other than federal
    income tax                                          (1.8)           (0.6)              27.9             2.4
Federal income tax                                       9.8            10.6               39.6            10.5
                                                          ---                              ----

Operating income                                         3.9             1.5               14.2             1.4

Other income less deductions and
    related federal income tax                          (0.1)           (6.9)              (8.3)          (79.8)

Net interest charges                                     0.2             0.2               (4.8)           (1.5)

Preferred stock dividend
    requirements                                        (1.1)          (25.1)              (2.4)          (13.2)
                                                        -----                              -----

Net income for common stock                          $   4.7             2.8%          $   13.1             1.9%
                                                     -------                           --------

         CEI's investment in its non-utility subsidiaries was $151.7 million at March 31, 1999. CEI's results of operations include the net after-tax losses of its non-utility subsidiaries as follows (with amounts shown in millions):

                                                  1999                                 1998
                                                  ----                                 ----
                                         Amount          Per Share           Amount            Per Share

First Quarter                            $  (5.7)         $  (.02)           $   (3.2)           $ (.01)
Twelve Months ended March 31             $ (20.9)         $  (.09)           $  (12.3)           $ (.05)

         For additional information about CEI's non-utility subsidiaries, see "Non-Utility Subsidiaries" in Item 1 of the 1998 Form 10-K.

First Quarter 1999 Compared with
First Quarter 1998

         CEI's net revenues (operating revenues less purchased power, fuel and gas purchased for resale) increased $19.9 million in the first quarter of 1999 compared with the 1998 period. Electric, steam and non-utility net revenues increased $14.0 million, $2.8 million and $4.3 million, respectively. Gas net revenues decreased $1.2 million.

         Electric net revenues in the 1999 period were higher than in the 1998 period primarily as a result of higher sales, reflecting continued strength in the regional economy, offset in part by rate reductions that went into effect in April 1998 and the deferral for customer benefit of approximately $10 million under the earnings sharing provisions applicable to the rate year ended March 31, 1999 under the PSC Settlement Agreement. See "Liquidity and Capital Resources - PSC Settlement Agreement - Rate Plan" in Item 7 of the 1998 Form 10-K.

         Con Edison's electric sales, excluding off-system sales, in the 1999 period compared with the 1998 period were:

                                                                           Millions of Kwhrs.
                                                             1st Quarter       1st Quarter                            Percent
    Description                                                 1999               1998            Variation          Variation

Residential/Religious                                          2,723              2,653                 70                 2.6%
Commercial/Industrial                                          5,542              6,217               (675)              (10.9)
Other                                                            141                161                (20)              (12.4)

Total Full Service  Customers                                  8,406              9,031               (625)               (6.9)

Retail Choice Customers                                        1,049               --                1,049                Large
NYPA, Municipal Agency
   and Other Sales                                             2,474              2,454                 20                 0.8

Total Service Area                                            11,929             11,485                444                 3.9%

         The decrease in sales to Con Edison's full service (supply and delivery) customers in the 1999 period reflects Con Edison's electric Retail Choice (delivery only) program. See "Electric Operations - Changes" in Item 1 of the 1998 Form 10-K and "PSC Settlement Agreement," above.

         For the 1999 period, Con Edison's firm gas sales and transportation volumes increased 11.4 percent due to colder winter weather in 1999 as compared to 1998, and interruptible sales decreased 31.5 percent compared with the 1998 period. Under the current gas rate agreement, most weather-related variations in firm gas sales and transportation do not affect earnings. Transportation of customer-owned gas under Con Edison's gas Retail Choice program increased significantly during the 1999 period. See "Gas Operations Gas Sales" in Item 1 of the 1998 Form 10-K. Gas transported for the New York Power Authority (NYPA) decreased in the 1999 period due to NYPA's use of alternative fuel for its generation.

         Steam sales volume increased 13.7 percent compared with the 1998 period as a result of colder winter weather in 1999 as compared to 1998. Both winter periods experienced weather patterns that are considered warmer than normal.

         After adjusting for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory increased 2.2 percent in the first quarter of 1999, firm gas sales and transportation volume increased 2.3 percent and steam sales volume decreased 1.3 percent.

         Electric fuel costs decreased in the 1999 period by $21.0 million due to a decrease in the average unit cost of fuel, partially offset by increased generation. The Indian Point 2 nuclear generating unit was out of service for maintenance during the 1998 period and was in service during the 1999 period. See "Liquidity and Capital Resources - Nuclear Generation" in Item 7 of the 1998 Form 10-K. Electric purchased power costs decreased in the 1999 period due to lower unit costs and lower purchased volumes. Steam fuel costs increased in the 1999 period due to higher sendout. Steam purchased power costs decreased due to lower unit cost. The cost of gas purchased for resale decreased, reflecting lower unit cost partially offset by higher sendout.

         CEI's other operations and maintenance (O&M) expenses increased in the 1999 period compared with the 1998 period, due primarily to increased expenses in the non-utility subsidiaries of $6.6 million, while utility O&M expenses for Con Edison decreased by $3.0 million. The decrease in utility O&M in the 1999 period was due primarily to lower nuclear expenses.

         Depreciation and amortization increased in the 1999 period due principally to higher plant balances.

         Federal income tax increased in the 1999 period due to higher taxable income and lower tax credits.

Twelve Months Ended March 31, 1999 Compared with
Twelve Months Ended March 31, 1998

         CEI's net revenues increased $134.7 million in the 12 months ended March 31, 1999 compared with the 1998 period. Electric and non-utility net revenues increased $144.8 million and $26.6 million, respectively. Gas and steam net revenues decreased $28.5 million and $8.2 million, respectively.

         Electric net revenues in the 12-month period ended March 31, 1999 were higher than in the corresponding 1998 period primarily as a result of higher sales, reflecting continued strength in the regional economy and warmer than normal 1998 summer weather, offset in part by the rate reductions that went into effect in January and April 1998 and the deferral for customer benefit of approximately $10 million under the earnings sharing provisions applicable to the rate year ended March 31, 1999 under the PSC Settlement Agreement.

         Gas net revenues include an efficiency distribution incentive of $10.8 million in the 1998 period; no incentive was recorded in the 1999 period.

         Steam net revenues decreased in the 1999 period primarily due to weather-related sales decreases.

         Non-utility net revenues increased in the 1999 period primarily due to the participation of Consolidated Edison Solutions, Inc., a CEI subsidiary, in Con Edison's electric and gas Retail Choice programs.

         Con Edison's electric sales, excluding off-system sales, for the 1999 period compared with the 1998 period were:


                                                               Millions of Kwhrs.
                                               Twelve  Months    Twelve Months
                                                  Ended               Ended                               Percent
    Description                               March 31, 1999      March 31, 1998       Variation         Variation

Residential/Religious                            11,353             11,014                339              3.1 %
Commercial/Industrial                            23,780             25,986             (2,206)              (8.5)
Other                                               617                627                (10)              (1.6)

Total Full Service Customers                     35,750             37,627             (1,877)              (5.0)

Retail Choice Customers                           3,466               --                3,466              Large
NYPA, Municipal Agency
   and Other Sales                                9,874              9,658                216                2.2

Total Service Area                               49,090             47,285              1,805                3.8 %


         The decrease in sales to Con Edison's full service (supply and delivery) customers in the 1999 period reflects Con Edison's electric Retail Choice (delivery only) program.

         For the 1999 period, Con Edison's firm gas sales and transportation volumes decreased 2.3 percent, and interruptible sales decreased 35.1 percent. Transportation of customer-owned gas under Con Edison's gas Retail Choice program increased significantly during the 1999 period. Gas transported for the New York Power Authority (NYPA) decreased in the 1999 period due to NYPA's use of alternative fuel for its generation.

         After adjustment for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory in the 1999 period increased 2.4 percent. Similarly adjusted, firm gas sales and transportation volume increased 0.4 percent and steam sales volume decreased 1.6 percent.

         Electric fuel costs increased in the 1999 period by $11.7 million due to increased generation of electricity, partially offset by a decrease in the unit costs of fuel. Electric purchased power costs decreased in the 1999 period, reflecting decreased purchased volumes and lower unit cost of purchases. Steam fuel costs decreased in the 1999 period due to decreased generation of steam by Con Edison and a lower unit cost of fuel. Steam purchased power costs were relatively unchanged in the 1999 period. The cost of gas purchased for resale decreased, reflecting a lower unit cost of fuel and lower sendout.

         CEI's other operations and maintenance (O&M) expenses increased in the 1999 period due primarily to increased expenses in the non-utility subsidiaries of $24.8 million, while utility O&M expenses for Con Edison increased by $13.3 million. The increase in utility O&M in the 1999 period was due primarily to higher electric distribution expenses and lower nuclear expenses.

         Depreciation and amortization increased in the 1999 period due principally to higher plant balances.

         Taxes other than federal income tax increased in the 1999 period compared with the 1998 period, due primarily to increased property taxes and application of the subsidiary capital tax.

         Federal income tax increased in the 1999 period due to higher taxable income and lower tax credits.

         CEI's other income less miscellaneous deductions decreased in the 1999 period due primarily to the write-off of a $10 million investment made by one of CEI's non-utility subsidiaries.

         Net interest charges decreased in the 1999 period due to interest savings resulting from the refunding of long-term debt issues in 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information about the Company's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Liquidity and Capital Resources - Financial Market Risks" in Part I, Item 2 of this report and Item 7A of the 1998 Form 10-K.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


SUPERFUND - EDISON PROPERTIES SITE

         In April 1999, Edison Properties, LLC (which is not affiliated with CEI or Con Edison) notified Con Edison that it had discovered coal tar on its site in lower Manhattan. The site, which is located near the Hudson River, was part of a large manufactured gas plant complex that was operated by Con Edison and its predecessor, the Manhattan Gas Light Company, prior to 1914. Con Edison is unable at this time to estimate its to exposure to liability with respect to this site.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


Exhibit 12.1 Statement of computation of CEI's ratio of earnings to fixed charges for the twelve-month periods ended March 31, 1999 and 1998.

Exhibit 12.2 Statement of computation of Con Edison's ratio of earnings to fixed charges for the twelve-month periods ended March 31, 1999 and 1998.

Exhibit 27.1      Financial Data Schedule for CEI.*

Exhibit 27.2      Financial Data Schedule for Con Edison.*

-----------
*To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.

(b)      REPORTS ON FORM 8-K

         Neither CEI nor Con Edison filed a Current Report on Form 8-K during the quarter ended March 31, 1999.

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

                            CONSOLIDATED EDISON, INC.

                            CONSOLIDATED EDISON COMPANY
                                 OF NEW YORK, INC.


DATE:    May 13, 1999       By:       Joan S. Freilich
                                      Joan S. Freilich
                                      Executive Vice President, Chief Financial
                                      Officer and Duly Authorized Officer


DATE:    May 13, 1999       By:       Hyman Schoenblum
                                      Hyman Schoenblum
                                      Vice President, Controller and
                                      Chief Accounting Officer