Form 10-Q
period 1999-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1999-08-13
CIK 1047862, 23632

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                 [x] Quarterly Report Pursuant To Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                            -------------------------




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


                             Yes   X   No
                                 -----    -----

         As of the close of business on July 31, 1999, (i) Consolidated Edison, Inc. ("CEI") had outstanding 221,020,241 Common Shares ($.10 par value) and
(ii) all of the outstanding Common Stock ($2.50 par value) of Consolidated Edison Company of New York, Inc. was held by CEI.

                                TABLE OF CONTENTS

                                                                          PAGE

FILING FORMAT                                                                 2

PART I. -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS:

                  Consolidated Edison, Inc.
                           Consolidated Balance Sheet                       3-4
                           Consolidated Income Statements                   5-7
                           Consolidated Statements of Cash Flows            8-9

                  Consolidated Edison Company of New York, Inc.
                           Consolidated Balance Sheet                     10-11
                           Consolidated Income Statements                 12-14
                           Consolidated Statement of Cash Flows           15-16

                  Notes to Financial Statements                           17-19

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             20-29
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                           29
                  ABOUT MARKET RISK



PART II. -  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                30-31

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              31-32

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 32-33


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

                            CONSOLIDATED EDISON, INC.
                           CONSOLIDATED BALANCE SHEET
            AS AT JUNE 30, 1999, DECEMBER 31, 1998 AND JUNE 30, 1998

                                                                                           As at
                                                                     -------------------------------------------------
                                                                     JUNE 30, 1999   DECEMBER 31, 1998   JUNE 30, 1998
                                                                     -------------   -----------------   -------------
                                                                                   (Thousands of Dollars)
ASSETS

UTILITY PLANT, AT ORIGINAL COST
   Electric                                                           $11,140,874       $12,039,082       $11,878,103
   Gas                                                                  1,885,118         1,838,550         1,784,322
   Steam                                                                  613,888           604,761           588,534
   General                                                              1,221,663         1,204,262         1,203,749
                                                                      -----------       -----------       -----------
        Total                                                          14,861,543        15,686,655        15,454,708
      Less:  Accumulated depreciation                                   4,508,545         4,726,211         4,562,740
                                                                      -----------       -----------       -----------
        Net                                                            10,352,998        10,960,444        10,891,968
   Construction work in progress                                          317,186           347,262           298,349
   Nuclear fuel assemblies and components, less
     accumulated amortization                                              84,368            98,837           105,515
                                                                      -----------       -----------       -----------
                           NET UTILITY PLANT                           10,754,552        11,406,543        11,295,832
                                                                      -----------       -----------       -----------

CURRENT ASSETS
   Cash and temporary cash investments                                    291,135           102,295           105,008
   Funds held - divestiture of utility plant                            1,101,814              --                --
   Funds held for refunding of debt                                          --                --              99,519
   Accounts receivable - customer, less allowance for
     uncollectible accounts of $27,998, $24,957 and $22,570               522,584           521,648           521,262
   Other receivables                                                       56,470            49,381            56,653
   Fuel, at average cost                                                   16,664            33,289            34,745
   Gas in storage, at average cost                                         32,899            49,656            40,701
   Materials and supplies, at average cost                                150,984           184,916           191,489
   Prepayments                                                            155,440           131,374            74,260
   Other current assets                                                    37,746            20,984            16,176
                                                                      -----------       -----------       -----------
                           TOTAL CURRENT ASSETS                         2,365,736         1,093,543         1,139,813
                                                                      -----------       -----------       -----------

INVESTMENTS
   Nuclear decommissioning trust funds                                    288,361           265,063           240,603
   Other                                                                  172,374           113,382           100,821
                                                                      -----------       -----------       -----------
                           TOTAL INVESTMENTS                              460,735           378,445           341,424
                                                                      -----------       -----------       -----------

DEFERRED CHARGES
   Enlightened Energy program costs                                        49,394            68,381            91,026
   Unamortized debt expense                                               138,453           135,897           135,679
   Recoverable fuel costs                                                  12,211            22,013            17,339
   Power contract termination costs                                        71,233            70,621            69,943
   Other deferred charges                                                 284,160           254,944           245,338
                                                                      -----------       -----------       -----------
                           TOTAL DEFERRED CHARGES                         555,451           551,856           559,325
                                                                      -----------       -----------       -----------

REGULATORY ASSET - FUTURE FEDERAL INCOME TAXES                            808,006           951,016           899,799
                                                                      -----------       -----------       -----------

                                          TOTAL                       $14,944,480       $14,381,403       $14,236,193
                                                                      ===========       ===========       ===========


The accompanying notes are an integral part of these financial statements

                            CONSOLIDATED EDISON, INC.
                           CONSOLIDATED BALANCE SHEET
            AS AT JUNE 30, 1999, DECEMBER 31, 1998 AND JUNE 30, 1998

                                                                                      As at
                                                              -----------------------------------------------------
                                                              JUNE 30, 1999     DECEMBER 31, 1998     JUNE 30, 1998
                                                              -------------     -----------------     -------------
                                                                                    (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
   Common stock, authorized 500,000,000 shares;
     outstanding 223,101,749 shares, 232,833,494 shares
     and 234,151,294 shares                                    $  1,482,341        $  1,482,341        $  1,482,343
   Retained earnings                                              4,697,439           4,700,500           4,468,930
   Treasury stock, at cost; 12,045,900 shares, 2,654,600
     shares and 1,336,800 shares                                   (579,519)           (120,790)            (59,340)
   Capital stock expense                                            (36,221)            (36,446)            (36,835)
                                                               ------------        ------------        ------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                 5,564,040           6,025,605           5,855,098

   Preferred stock subject to mandatory redemption                   37,050              37,050              84,550
   Other preferred stock                                            212,563             212,563             233,468
   Long-term debt                                                 4,200,120           4,050,108           4,197,576
                                                               ------------        ------------        ------------
                TOTAL CAPITALIZATION                             10,013,773          10,325,326          10,370,692
                                                               ------------        ------------        ------------

NONCURRENT LIABILITIES
   Obligations under capital leases                                  36,013              37,295              38,475
   Other noncurrent liabilities                                     255,120             203,543             132,933
                                                               ------------        ------------        ------------
                TOTAL NONCURRENT LIABILITIES                        291,133             240,838             171,408
                                                               ------------        ------------        ------------

CURRENT LIABILITIES
   Long-term debt due within one year                               350,000             225,000             200,000
   Accounts payable                                                 384,963             371,274             366,314
   Notes payable                                                    258,498                --                44,024
   Customer deposits                                                196,010             181,236             170,653
   Accrued taxes                                                    403,963              15,670              67,718
   Accrued interest                                                  56,497              76,466              83,512
   Accrued wages                                                     79,903              83,555              80,586
   Other current liabilities                                        188,713             188,186             186,199
                                                               ------------        ------------        ------------
                TOTAL CURRENT LIABILITIES                         1,918,547           1,141,387           1,199,006
                                                               ------------        ------------        ------------

PROVISIONS RELATED TO FUTURE FEDERAL INCOME TAXES AND
   OTHER DEFERRED CREDITS
   Accumulated deferred federal income tax                        2,160,878           2,392,812           2,227,669
   Accumulated deferred investment tax credits                      138,689             154,970             159,300
   Other deferred credits                                           421,460             126,070             108,118
                                                               ------------        ------------        ------------
                Total deferred credits                            2,721,027           2,673,852           2,495,087
                                                               ------------        ------------        ------------

                                          TOTAL                $ 14,944,480        $ 14,381,403        $ 14,236,193
                                                               ============        ============        ============

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                          CONSOLIDATED INCOME STATEMENT
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                1999               1998
                                                                ----               ----
                                                                 (Thousands of Dollars)
OPERATING REVENUES
  Electric                                                   $1,162,543       $1,286,320
  Gas                                                           189,700           196,562
  Steam                                                          52,878            57,411
  Non-utility                                                    73,960            20,748
                                                            -------------     -------------
       TOTAL OPERATING REVENUES                               1,479,081         1,561,041
                                                            -------------     -------------

OPERATING EXPENSES
  Purchased power                                               281,451           324,426
  Fuel                                                          121,427           123,870
  Gas purchased for resale                                       78,012            86,902
  Other operations                                              274,619           289,388
  Maintenance                                                   107,089           132,709
  Depreciation and amortization                                 133,615           129,265
  Taxes, other than federal income tax                          284,979           290,415
  Federal income tax                                             48,204            36,015
                                                            -------------     -------------
       TOTAL OPERATING EXPENSES                               1,329,396         1,412,990
                                                            -------------     --------------
OPERATING INCOME                                                149,685           148,051

OTHER INCOME (DEDUCTIONS)
  Investment income                                                 606             3,080
  Allowance for equity funds used during                            937               575
  construction
  Other income less miscellaneous deductions                       (919)            1,038
  Federal income tax                                               (658)              525
                                                            ---------------   ---------------
       TOTAL OTHER INCOME                                           (34)            5,218
                                                            ----------------  --------------


INCOME BEFORE INTEREST CHARGES                                   149,651          153,269

Interest on long-term debt                                        75,820           76,985
Other interest                                                     4,473           10,066
Allowance for borrowed funds used during                            (438)            (294)
construction                                                ---------------   -------------
                                                                  79,855           86,757
       NET INTEREST CHARGES                                 ---------------   -------------

PREFERRED STOCK DIVIDEND REQUIREMENTS                              3,398             4,536
                                                            ---------------   ---------------
NET INCOME FOR COMMON STOCK                                $      66,398     $      61,976
                                                            =============     =============

COMMON SHARES OUTSTANDING - AVERAGE (000)                        225,982           234,992
BASIC AND DILUTED EARNINGS PER SHARE                       $        0.30            $ 0.26
                                                            =============     =============


DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                     $ 0.535            $ 0.53
                                                            =============     =============

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                          CONSOLIDATED INCOME STATEMENT
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                1999               1998
                                                                ----               ----
                                                                 (Thousands of Dollars)
OPERATING REVENUES
   Electric                                                  $ 2,356,043        $ 2,577,643
   Gas                                                           571,042            595,732
   Steam                                                         193,611            192,801
   Non-utility                                                   134,971             47,912
                                                             -----------        -----------
          TOTAL OPERATING REVENUES                             3,255,667          3,414,088
                                                             -----------        -----------

OPERATING EXPENSES
   Purchased power                                               569,277            682,676
   Fuel                                                          238,967            258,424
   Gas purchased for resale                                      258,543            276,341
   Other operations                                              566,591            565,218
   Maintenance                                                   212,515            250,684
   Depreciation and amortization                                 266,323            257,523
   Taxes, other than federal income tax                          585,359            592,634
   Federal income tax                                            149,939            127,976
                                                             -----------        -----------
          TOTAL OPERATING EXPENSES                             2,847,514          3,011,476
                                                             -----------        -----------

OPERATING INCOME                                                 408,153            402,612

OTHER INCOME (DEDUCTIONS)
   Investment income                                               2,022              5,984
   Allowance for equity funds used during construction             1,909              1,087
   Other income less miscellaneous deductions                     (1,287)               535
   Federal income tax                                               (878)              (454)
                                                             -----------        -----------
          TOTAL OTHER INCOME                                       1,766              7,152
                                                             -----------        -----------

INCOME BEFORE INTEREST CHARGES                                   409,919            409,764

Interest on long-term debt                                       151,663            156,043
Other interest                                                     9,306             11,313
Allowance for borrowed funds used during construction               (892)              (557)
                                                             -----------        -----------
          NET INTEREST CHARGES                                   160,077            166,799
                                                             -----------        -----------

PREFERRED STOCK DIVIDEND REQUIREMENTS                              6,796              9,072
                                                             -----------        -----------
NET INCOME FOR COMMON STOCK                                  $   243,046        $   233,893
                                                             ===========        ===========

COMMON SHARES OUTSTANDING - AVERAGE (000)                        228,496            235,205
BASIC AND DILUTED EARNINGS PER SHARE                         $      1.06        $      0.99
                                                             ===========        ===========


DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                 $      1.07        $      1.06
                                                             ===========        ===========


The accompanying notes are an integral part of these financial statements.

                                       -7


                            CONSOLIDATED EDISON, INC.
                          CONSOLIDATED INCOME STATEMENT
               FOR THE TWELVE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                 1999               1998
                                                                 ----               ----
                                                                 (Thousands of Dollars)
OPERATING REVENUES
   Electric                                                  $ 5,452,845        $ 5,715,902
   Gas                                                           934,919          1,021,216
   Steam                                                         322,742            360,151
   Non-utility                                                   224,120             89,328
                                                             -----------        -----------
          TOTAL OPERATING REVENUES                             6,934,626          7,186,597
                                                             -----------        -----------

OPERATING EXPENSES
   Purchased power                                             1,140,384          1,365,334
   Fuel                                                          559,550            581,468
   Gas purchased for resale                                      419,511            487,733
   Other operations                                            1,159,328          1,122,965
   Maintenance                                                   439,244            464,450
   Depreciation and amortization                                 527,314            512,182
   Taxes, other than federal income tax                        1,200,827          1,197,978
   Federal income tax                                            429,602            389,767
                                                             -----------        -----------
          TOTAL OPERATING EXPENSES                             5,875,760          6,121,877
                                                             -----------        -----------

OPERATING INCOME                                               1,058,866          1,064,720

OTHER INCOME (DEDUCTIONS)
   Investment income                                               7,839             14,220
   Allowance for equity funds used during construction             3,253              2,215
   Other income less miscellaneous deductions                    (16,034)            (2,839)
   Federal income tax                                              1,805               (853)
                                                             -----------        -----------
          TOTAL OTHER INCOME                                      (3,137)            12,743
                                                             -----------        -----------

INCOME BEFORE INTEREST CHARGES                                 1,055,729          1,077,463

Interest on long-term debt                                       304,291            316,257
Other interest                                                    16,393             20,695
Allowance for borrowed funds used during construction             (1,581)            (1,110)
                                                             -----------        -----------
          NET INTEREST CHARGES                                   319,103            335,842
                                                             -----------        -----------

PREFERRED STOCK DIVIDEND REQUIREMENTS                             14,731             18,209
                                                             -----------        -----------
NET INCOME FOR COMMON STOCK                                  $   721,895        $   723,412
                                                             ===========        ===========

COMMON SHARES OUTSTANDING - AVERAGE (000)                        230,797            235,152
BASIC AND DILUTED EARNINGS PER SHARE                         $      3.13        $      3.08
                                                             ===========        ===========


DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                 $      2.13        $      2.11
                                                             ===========        ===========


The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                1999               1998
                                                                                ----               ----
                                                                                (Thousands of Dollars)
OPERATING ACTIVITIES
   Net income for common stock                                              $   243,046        $   233,893

   PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
      Depreciation and amortization                                             266,323            257,523
      Deferred recoverable fuel costs                                             9,802             80,962
      Federal income tax deferred                                              (385,669)           (17,810)
      Common equity component of allowance for funds
           used during construction                                              (1,870)            (1,057)
      Other non-cash charges (credits)                                           16,954             (7,139)

   CHANGES IN ASSETS AND LIABILITIES
      Accounts receivable-customer, less allowance for uncollectibles              (936)            59,901
      Materials and supplies, including fuel and gas in storage                  67,314             15,730
      Prepayments, other receivables and other current assets                   (47,917)             3,961
      Enlightened Energy program costs                                           18,987             26,781
      Power contract termination costs                                           (1,050)               904
      Cost of removal less salvage                                              572,521            (36,390)
      Accounts payable                                                           13,689            (73,800)
      Accrued income taxes                                                      385,319             15,760
      Other-net                                                                    (182)             2,244
                                                                            -----------        -----------
          NET CASH FLOWS FROM OPERATING ACTIVITIES                            1,156,331            561,463
                                                                            -----------        -----------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
      Construction expenditures                                                (271,035)          (264,331)
      Nuclear fuel expenditures                                                  (2,947)            (3,194)
      Contributions to nuclear decommissioning trust                            (10,650)           (10,650)
      Common equity component of allowance for funds
           used during construction                                               1,870              1,057
                                                                            -----------        -----------
          NET CASH FLOWS FROM INVESTING ACTIVITIES
              INCLUDING CONSTRUCTION                                           (282,762)          (277,118)
                                                                            -----------        -----------

FINANCING ACTIVITIES INCLUDING DIVIDENDS
      Utility plant divestiture                                                 560,351               --
      Funds held-divestiture of utility plant                                (1,101,814)              --
      Repurchase of common stock                                               (423,500)           (59,340)
      Net proceeds from short-term debt                                         258,498             44,024
      Issuance of long-term debt                                                275,000            385,000
      Retirement of long-term debt                                                 --             (100,000)
      Advance refunding of long-term debt                                          --             (605,240)
      Issuance and refunding costs                                               (8,716)            (6,975)
      Funds held for refunding of debt                                             --              229,355
      Common stock dividends                                                   (244,548)          (249,619)
                                                                            -----------        -----------
          NET CASH FLOWS FROM FINANCING ACTIVITIES
              INCLUDING DIVIDENDS                                              (684,729)          (362,795)
                                                                            -----------        -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                  188,840            (78,450)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                                102,295            183,458
                                                                            -----------        -----------

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30                              $   291,135        $   105,008
                                                                            ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                               $   145,132        $   153,463
     Income taxes                                                               118,283            174,426


The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE TWELVE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                 1999               1998
                                                                                 ----               ----
                                                                                 (Thousands of Dollars)
OPERATING ACTIVITIES
   Net income for common stock                                               $   721,895        $   723,412

    PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
       Depreciation and amortization                                             527,314            512,182
       Deferred recoverable fuel costs                                             5,128             25,831
       Federal income tax deferred                                              (281,429)           (69,550)
       Common equity component of allowance for funds
             used during construction                                             (3,177)            (2,153)
       Other non-cash charges (credits)                                           35,391             (3,551)

  CHANGES IN ASSETS AND LIABILITIES
       Accounts receivable-customer, less allowance for uncollectibles            (1,322)           (48,489)
       Materials and supplies, including fuel and gas in storage                  66,388              5,546
       Prepayments, other receivables and other current assets                  (102,567)           213,132
       Enlightened Energy program costs                                           41,632             29,811
       Power contract termination costs                                           (1,050)            (2,959)
       Cost of removal less salvage                                              536,879            (81,571)
       Accounts payable                                                           18,649             (9,124)
       Accrued income taxes                                                      322,980            120,997
       Other-net                                                                  73,914             63,568
                                                                             -----------        -----------
          NET CASH FLOWS FROM OPERATING ACTIVITIES                             1,960,625          1,477,082
                                                                             -----------        -----------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
       Construction expenditures                                                (625,548)          (626,244)
       Nuclear fuel expenditures                                                  (6,809)           (10,543)
       Contributions to nuclear decommissioning trust                            (21,301)           (14,904)
       Common equity component of allowance for funds
             used during construction                                              3,177              2,153
                                                                             -----------        -----------
          NET CASH FLOWS FROM INVESTING ACTIVITIES
               INCLUDING CONSTRUCTION                                           (650,481)          (649,538)
                                                                             -----------        -----------

FINANCING ACTIVITIES INCLUDING DIVIDENDS
     Utility plant divestiture                                                   560,351               --
     Funds held - divestiture of utility plant                                (1,101,814)              --
       Repurchase of common stock                                               (479,407)           (59,340)
       Net proceeds from short-term debt                                         214,474             29,024
       Issuance of long-term debt                                                350,000            715,000
       Retirement of long-term debt                                             (100,000)          (202,630)
       Advance refunding of preferred stock                                      (68,405)              --
       Advance refunding of long-term debt                                      (100,000)          (605,240)
       Issuance and refunding costs                                              (10,605)           (15,495)
       Funds held for refunding of debt                                           99,519            (99,519)
       Common stock dividends                                                   (488,130)          (496,567)
                                                                             -----------        -----------
          NET CASH FLOWS FROM FINANCING ACTIVITIES
                INCLUDING DIVIDENDS                                           (1,124,017)          (734,767)
                                                                             -----------        -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                   186,127             92,777

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                       105,008             12,231
                                                                             -----------        -----------

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30                               $   291,135        $   105,008
                                                                             ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                                $   277,625        $   312,087
     Income taxes                                                                299,564            383,879


The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                  BALANCE SHEET
            AS AT JUNE 30, 1999, DECEMBER 31, 1998 AND JUNE 30, 1998

                                                                                As at
                                                           -------------------------------------------------
                                                           JUNE 30, 1999   DECEMBER 31, 1998   JUNE 30, 1998
                                                           -------------   -----------------   -------------
                                                                       (Thousands of Dollars)
ASSETS

UTILITY PLANT, AT ORIGINAL COST
   Electric                                                 $11,140,874       $12,039,082       $11,878,103
   Gas                                                        1,885,118         1,838,550         1,784,322
   Steam                                                        613,888           604,761           588,534
   General                                                    1,221,663         1,204,262         1,203,749
                                                            -----------       -----------       -----------
        Total                                                14,861,543        15,686,655        15,454,708
      Less:  Accumulated depreciation                         4,508,545         4,726,211         4,562,740
                                                            -----------       -----------       -----------
        Net                                                  10,352,998        10,960,444        10,891,968
   Construction work in progress                                317,186           347,262           298,349
   Nuclear fuel assemblies and components, less
     accumulated amortization                                    84,368            98,837           105,515
                                                            -----------       -----------       -----------
                           NET UTILITY PLANT                 10,754,552        11,406,543        11,295,832
                                                            -----------       -----------       -----------

CURRENT ASSETS
   Cash and temporary cash investments                          274,533            30,026            20,258
   Funds held-divestiture of utility plant                    1,101,814              --                --
   Funds held for refunding of debt                                --                --              99,519
   Accounts receivable - customer, less allowance for
     uncollectible accounts of $24,107, $22,600 and
     $21,739                                                    480,574           491,493           508,905
   Other receivables                                             54,668            45,935            47,306
   Fuel, at average cost                                         16,664            33,289            34,745
   Gas in storage, at average cost                               30,923            46,801            37,985
   Materials and supplies, at average cost                      150,984           184,916           191,489
   Prepayments                                                  151,381           130,198            72,956
   Other current assets                                          34,222            20,911            16,163
                                                            -----------       -----------       -----------
                           TOTAL CURRENT ASSETS               2,295,763           983,569         1,029,326
                                                            -----------       -----------       -----------

INVESTMENTS
   Nuclear decommissioning trust funds                          288,361           265,063           240,603
   Other                                                         15,705            14,750            13,699
                                                            -----------       -----------       -----------
                           TOTAL INVESTMENTS                    304,066           279,813           254,302
                                                            -----------       -----------       -----------

DEFERRED CHARGES
   Enlightened Energy program costs                              49,394            68,381            91,026
   Unamortized debt expense                                     138,453           135,897           135,679
   Recoverable fuel costs                                        12,211            22,013            17,339
   Power contract termination costs                              71,233            70,621            69,943
   Other deferred charges                                       284,160           254,944           245,338
                                                            -----------       -----------       -----------
                           TOTAL DEFERRED CHARGES               555,451           551,856           559,325
                                                            -----------       -----------       -----------

REGULATORY ASSET - FUTURE FEDERAL INCOME TAXES                  808,006           951,016           899,799
                                                            -----------       -----------       -----------

                                          TOTAL             $14,717,838       $14,172,797       $14,038,584
                                                            ===========       ===========       ===========


The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                  BALANCE SHEET
            AS AT JUNE 30, 1999, DECEMBER 31, 1998 AND JUNE 30, 1998

                                                                                     As at
                                                               ----------------------------------------------------
                                                               JUNE 30, 1999    DECEMBER 31, 1998     JUNE 30, 1998
                                                               -------------    -----------------     -------------
                                                                              (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
   Common stock                                                $  1,482,341        $  1,482,341        $  1,482,343
   Repurchased CEI common stock                                    (563,874)           (120,790)            (59,340)
   Retained earnings                                              4,524,170           4,517,529           4,273,902
   Capital stock expense                                            (36,221)            (36,356)            (36,835)
                                                               ------------        ------------        ------------
                 TOTAL COMMON SHAREHOLDERS' EQUITY                5,406,416           5,842,724           5,660,070
                                                               ------------        ------------        ------------
   Preferred stock
     Subject to mandatory redemption
             7.20% Series I                                            --                  --                47,500
            6-1/8% Series J                                          37,050              37,050              37,050
                                                               ------------        ------------        ------------
                 TOTAL SUBJECT TO MANDATORY REDEMPTION               37,050              37,050              84,550
                                                               ------------        ------------        ------------
      Other preferred stock
           $5 Cumulative Preferred                                  175,000             175,000             175,000
             5-3/4% Series A                                           --                  --                 7,061
             5-1/4% Series B                                           --                  --                13,844
             4.65% Series C                                          15,330              15,330              15,330
             4.65% Series D                                          22,233              22,233              22,233
                                                               ------------        ------------        ------------
                  TOTAL OTHER PREFERRED STOCK                       212,563             212,563             233,468
                                                               ------------        ------------        ------------
                  TOTAL PREFERRED STOCK                             249,613             249,613             318,018
                                                               ------------        ------------        ------------
   Long-term debt                                                 4,200,120           4,050,108           4,197,576
                                                               ------------        ------------        ------------
                  TOTAL CAPITALIZATION                            9,856,149          10,142,445          10,175,664
                                                               ------------        ------------        ------------

NONCURRENT LIABILITIES
   Obligations under capital leases                                  35,858              37,295              38,475
   Other noncurrent liabilities                                     255,120             203,543             132,933
                                                               ------------        ------------        ------------
                  TOTAL NONCURRENT LIABILITIES                      290,978             240,838             171,408
                                                               ------------        ------------        ------------

CURRENT LIABILITIES
   Long-term debt due within one year                               350,000             225,000             200,000
   Accounts payable                                                 369,839             357,315             354,532
   Notes payable                                                    221,498                --                44,024
   Customer deposits                                                207,671             181,236             180,853
   Accrued taxes                                                    400,926              17,621              74,662
   Accrued interest                                                  56,538              76,507              83,512
   Accrued wages                                                     79,903              83,555              80,586
   Other current liabilities                                        180,329             184,989             183,704
                                                               ------------        ------------        ------------
                  TOTAL CURRENT LIABILITIES                       1,866,704           1,126,223           1,201,873
                                                               ------------        ------------        ------------

PROVISIONS RELATED TO FUTURE FEDERAL INCOME TAXES AND
   OTHER DEFERRED CREDITS
   Accumulated deferred federal income tax                        2,143,860           2,382,273           2,222,210
   Accumulated deferred investment tax credits                      138,689             154,970             159,300
   Other deferred credits                                           421,458             126,048             108,129
                                                               ------------        ------------        ------------
                           Total deferred credits                 2,704,007           2,663,291           2,489,639
                                                               ------------        ------------        ------------

                                TOTAL                          $ 14,717,838        $ 14,172,797        $ 14,038,584
                                                               ============        ============        ============


The accompanying notes are an integral part of these financial statements.

                CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                INCOME STATEMENT
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                1999               1998
                                                                ----               ----
                                                                 (Thousands of Dollars)
OPERATING REVENUES
  Electric                                                   $ 1,200,080        $ 1,289,860
  Gas                                                            189,700            196,562
  Steam                                                           52,878             57,411
                                                             ---------------    ---------------
       TOTAL OPERATING REVENUES                                1,442,658          1,543,833
                                                             ---------------    ---------------

OPERATING EXPENSES
  Purchased power                                                 274,556           322,147
  Fuel                                                            121,427           123,870
  Gas purchased for resale                                         65,192            75,033
  Other operations                                                258,179           281,340
  Maintenance                                                     107,089           132,709
  Depreciation and amortization                                   133,040           129,002
  Taxes, other than federal income tax                            281,313           290,265
  Federal income tax                                               49,421            37,500
                                                             ---------------    ---------------
       TOTAL OPERATING EXEENSES                                 1,290,217         1,391,866
                                                             ---------------    ---------------

OPERATING INCOME                                                  152,441           151,967

OTHER INCOME (DEDUCTIONS)
  Investment income                                                   130             1,665
  Allowance for equity funds used during                              937               575
  construction
  Other income less miscellaneous deductions                         (608)           (1,462)
  Federal income tax                                                 (887)            1,766
                                                             ---------------    ---------------
       TOTAL OTHER INCOME                                            (428)            2,544
                                                             ---------------    ---------------

INCOME BEFORE INTEREST CHARGES                                    152,013           154,511

Interest on long-term debt                                         75,820            76,985
Other interest                                                      4,061            10,066
Allowance for borrowed funds used during
construction                                                         (438)             (294)
                                                             ---------------    ---------------
       NET INTEREST CHARGES                                        79,443            86,757
                                                             ---------------    ---------------

NET INCOME                                                         72,570            67,754
PREFERRED STOCK DIVIDEND REQUIREMENTS                               3,398             4,536
                                                             ---------------    ---------------
NET INCOME FOR COMMON STOCK                                  $     69,172       $    63,218
                                                             ==============     ==============

CON EDISON SALES
  Electric (thousands of kilowatthours)
   Con Edison customers                                         7,167,682         8,760,065
   Delivery service for Retail Choice                           1,817,004            19,680
   Delivery service to NYPA and others                          2,256,496         2,351,811
                                                             -------------      -------------
     Total sales in service territory                          11,241,182        11,131,556
   Off-system and ESCO sales                                    2,470,029           411,652
  Gas (dekatherms)
   Firm sales and transportation                               17,609,992        17,845,799
   Off-peak firm/interruptible                                  2,799,192         3,646,403
                                                             -------------       -------------
     Total sales to Con Edison customers                       20,409,184        21,492,202
   Transportation of customer-owned gas
     NYPA                                                       2,251,072           641,921
     Other                                                      4,667,475         3,598,938
   Off-system sales                                             8,003,871         4,600,307
                                                             -------------      -------------
     Total sales and transportation                            35,331,602        30,333,368
  Steam (thousands of pounds)                                   4,558,681         4,540,725



The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                INCOME STATEMENT
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                  1999                1998
                                                                  ----                ----
                                                                   (Thousands of Dollars)
OPERATING REVENUES
   Electric                                                  $  2,410,274        $  2,581,183
   Gas                                                            571,042             595,732
   Steam                                                          193,611             192,801
                                                             ------------        ------------
          TOTAL OPERATING REVENUES                              3,174,927           3,369,716
                                                             ------------        ------------

OPERATING EXPENSES
   Purchased power                                                556,998             680,383
   Fuel                                                           238,967             258,424
   Gas purchased for resale                                       213,253             239,743
   Other operations                                               535,767             549,500
   Maintenance                                                    212,515             250,684
   Depreciation and amortization                                  265,313             257,054
   Taxes, other than federal income tax                           580,189             592,383
   Federal income tax                                             154,187             131,640
                                                             ------------        ------------
          TOTAL OPERATING EXPENSES                              2,757,189           2,959,811
                                                             ------------        ------------

OPERATING INCOME                                                  417,738             409,905

OTHER INCOME (DEDUCTIONS)
   Investment income                                                  192               2,708
   Allowance for equity funds used during construction              1,909               1,087
   Other income less miscellaneous deductions                      (1,243)             (1,966)
   Federal income tax                                                (945)              1,363
                                                             ------------        ------------
          TOTAL OTHER INCOME                                          (87)              3,192
                                                             ------------        ------------

INCOME BEFORE INTEREST CHARGES                                    417,651             413,097

Interest on long-term debt                                        151,663             156,043
Other interest                                                      8,895              11,313
Allowance for borrowed funds used during construction                (892)               (557)
                                                             ------------        ------------
          NET INTEREST CHARGES                                    159,666             166,799
                                                             ------------        ------------

NET INCOME                                                        257,985             246,298
PREFERRED STOCK DIVIDEND REQUIREMENTS                               6,796               9,072
                                                             ------------        ------------
NET INCOME FOR COMMON STOCK                                  $    251,189        $    237,226
                                                             ============        ============

CON EDISON SALES
   Electric (thousands of kilowatthours)
     Con Edison customers                                      15,573,926          17,790,466
     Delivery service for Retail Choice                         2,866,072              19,680
     Delivery service to NYPA and others                        4,729,835           4,806,032
                                                             ------------        ------------
       Total sales in service territory                        23,169,833          22,616,178
     Off-system and ESCO sales                                  3,828,190             760,433
   Gas (dekatherms)
     Firm sales and transportation                             58,205,342          54,285,625
     Off-peak firm/interruptible                                7,962,748          11,187,254
                                                             ------------        ------------
       Total sales to Con Edison customers                     66,168,090          65,472,879
     Transportation of customer-owned gas
       NYPA                                                     2,267,025           1,725,535
       Other                                                   11,468,573           7,186,264
     Off-system sales                                          16,461,693           9,932,608
                                                             ------------        ------------
       Total sales and transportation                          96,365,381          84,317,286
     Steam (thousands of pounds)                               14,774,938          13,526,399


The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                INCOME STATEMENT
               FOR THE TWELVE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                   1999                 1998
                                                                   ----                 ----
                                                                    (Thousands of Dollars)
OPERATING REVENUES
   Electric                                                  $   5,546,211        $   5,719,441
   Gas                                                             934,919            1,021,216
   Steam                                                           322,742              360,151
   Non-utility                                                        --                 41,416
                                                             -------------        -------------
          TOTAL OPERATING REVENUES                               6,803,872            7,142,224
                                                             -------------        -------------

OPERATING EXPENSES
   Purchased power                                               1,128,650            1,363,041
   Fuel                                                            559,550              581,468
   Gas purchased for resale                                        343,613              451,135
   Other operations                                              1,104,053            1,107,247
   Maintenance                                                     439,244              464,450
   Depreciation and amortization                                   526,084              511,712
   Taxes, other than federal income tax                          1,190,415            1,197,727
   Federal income tax                                              437,357              393,431
                                                             -------------        -------------
          TOTAL OPERATING EXPENSES                               5,728,966            6,070,211
                                                             -------------        -------------

OPERATING INCOME                                                 1,074,906            1,072,013

OTHER INCOME (DEDUCTIONS)
   Investment income                                                 3,646               10,945
   Allowance for equity funds used during construction               3,253                2,215
   Other income less miscellaneous deductions                       (4,554)              (5,339)
   Federal income tax                                               (1,733)                 963
                                                             -------------        -------------

          TOTAL OTHER INCOME                                           612                8,784
                                                             -------------        -------------
INCOME BEFORE INTEREST CHARGES                                   1,075,518            1,080,797

Interest on long-term debt                                         304,291              316,257
Other interest                                                      15,982               20,695
Allowance for borrowed funds used during construction               (1,581)              (1,110)
                                                             -------------        -------------

          NET INTEREST CHARGES                                     318,692              335,842
                                                             -------------        -------------

NET INCOME                                                         756,826              744,955
PREFERRED STOCK DIVIDEND REQUIREMENTS                               14,731               18,209
                                                             -------------        -------------
NET INCOME FOR COMMON STOCK                                  $     742,095        $     726,746
                                                             =============        =============

CON EDISON SALES
   Electric (thousands of kilowatthours)
     Con Edison customers                                       34,157,476           38,105,191
     Delivery service for Retail Choice                          5,263,714               19,680
     Delivery service to NYPA and others                         9,778,052            9,684,407
                                                             -------------        -------------
       Total sales in service territory                         49,199,242           47,809,278
     Off-system and ESCO sales                                   7,022,853            2,247,172
   Gas (dekatherms)
     Firm sales and transportation                              88,345,955           88,757,674
     Off-peak firm/interruptible                                14,238,395           21,679,035
                                                             -------------        -------------
       Total sales to Con Edison customers                     102,584,350          110,436,709
     Transportation of customer-owned gas
       NYPA                                                      4,802,398           11,398,600
       Other                                                    18,760,578           11,389,385
     Off-system sales                                           32,511,285           19,131,031
                                                             -------------        -------------
       Total sales and transportation                          158,658,611          152,355,725
     Steam (thousands of pounds)                                26,244,233           26,011,444


The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                1999               1998
                                                                                ----               ----
                                                                                (Thousands of Dollars)
OPERATING ACTIVITIES
   Net income                                                               $   257,985        $   246,298

   PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
      Depreciation and amortization                                             265,313            257,054
      Deferred recoverable fuel costs                                             9,802             80,962
      Federal income tax deferred                                              (392,148)           (17,810)
      Common equity component of allowance for funds
           used during construction                                              (1,870)            (1,057)
      Other non-cash charges (credits)                                           16,954             (7,139)

   CHANGES IN ASSETS AND LIABILITIES
      Accounts receivable-customer, less allowance for uncollectibles            10,919             49,334
      Materials and supplies, including fuel and gas in storage                  66,435             18,446
      Prepayments, other receivables and other current assets                   (43,227)             8,315
      Enlightened Energy program costs                                           18,987             26,781
      Power contract termination costs                                           (1,050)               904
      Cost of removal less salvage                                              572,521            (36,390)
      Accounts payable                                                           12,524            (60,932)
      Accrued income taxes                                                      380,854             23,072
      Other-net                                                                  81,795             19,345
                                                                            -----------        -----------
          NET CASH FLOWS FROM OPERATING ACTIVITIES                            1,255,794            607,183
                                                                            -----------        -----------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
      Construction expenditures                                                (271,035)          (264,331)
      Nuclear fuel expenditures                                                  (2,947)            (3,194)
      Contributions to nuclear decommissioning trust                            (10,650)           (10,650)
      Common equity component of allowance for funds
           used during construction                                               1,870              1,057
                                                                            -----------        -----------
          NET CASH FLOWS FROM INVESTING ACTIVITIES
              INCLUDING CONSTRUCTION                                           (282,762)          (277,118)
                                                                            -----------        -----------

FINANCING ACTIVITIES INCLUDING DIVIDENDS
      Utility plant divestiture                                                 560,351               --
      Funds held-divestiture of utility plant                                (1,101,814)              --
      Repurchase of common stock                                               (423,500)           (59,340)
      Net proceeds from short-term debt                                         221,498             44,024
      Issuance of long-term debt                                                275,000            385,000
      Retirement of long-term                                                      --             (100,000)
   debt
      Advance refunding of long-term debt                                          --             (605,240)
      Issuance and refunding costs                                               (8,716)            (6,975)
      Funds held for refunding of debt                                             --              229,355
      Common stock dividends                                                   (244,548)          (249,619)
     Preferred stock dividends                                                   (6,796)            (9,066)
       Corporate reorganization                                                    --             (121,404)
                                                                            -----------        -----------
          NET CASH FLOWS FROM FINANCING ACTIVITIES
              INCLUDING DIVIDENDS                                              (728,525)          (493,265)
                                                                            -----------        -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
                   CASH INVESTMENTS                                             244,507           (163,200)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                                 30,026            183,458
                                                                            -----------        -----------

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30                              $   274,533        $    20,258
                                                                            ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                                               $   145,132        $   153,463
     Income taxes                                                               129,217            174,426


The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE TWELVE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                       1999               1998
                                                                                       ----               ----
                                                                                       (Thousands of Dollars)
OPERATING ACTIVITIES
   Net income                                                                      $   756,826        $   744,955

    PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
       Depreciation and amortization                                                   526,084            511,712
       Deferred recoverable fuel costs                                                   5,128             25,831
       Federal income tax deferred                                                    (287,908)           (69,550)
        Common equity component of allowance for funds
             used during construction                                                   (3,177)            (2,153)

       Other non-cash charges (credits)                                                 35,391             (3,551)
    CHANGES IN ASSETS AND LIABILITIES
       Accounts receivable-customer, less allowance for uncollectibles                  28,331            (59,056)
       Materials and supplies, including fuel and gas in storage                        65,648              8,262
       Prepayments, other receivables and other current assets                        (103,846)           217,484
       Enlightened Energy program costs                                                 41,632             29,811
       Power contract termination costs                                                 (1,050)            (2,959)
       Cost of removal less salvage                                                    536,879            (81,571)
       Accounts payable                                                                 15,307              3,745
       Accrued income taxes                                                            310,957            128,309
       Other-net                                                                       159,184             80,736
                                                                                   -----------        -----------
          NET CASH FLOWS FROM OPERATING ACTIVITIES                                   2,085,386          1,532,005
                                                                                   -----------        -----------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
       Construction expenditures                                                      (625,548)          (626,244)
       Nuclear fuel expenditures                                                        (6,809)           (10,543)
       Contributions to nuclear decommissioning trust                                  (21,301)           (14,904)
       Common equity component of allowance for funds
             used during construction                                                    3,177              2,153
                                                                                   -----------        -----------
          NET CASH FLOWS FROM INVESTING ACTIVITIES
               INCLUDING CONSTRUCTION                                                 (650,481)          (649,538)
                                                                                   -----------        -----------

FINANCING ACTIVITIES INCLUDING DIVIDENDS
     Utility plant divestiture                                                         560,351               --
     Funds held - divestiture of utility plant                                      (1,101,814)              --
       Repurchase of common stock                                                     (479,407)           (59,340)
       Net proceeds from short-term debt                                               177,474             29,024
       Issuance of long-term debt                                                      350,000            715,000
       Retirement of long-term debt                                                   (100,000)          (202,630)
       Refunding of preferred stock                                                    (68,405)              --
       Advance refunding of long-term debt                                            (100,000)          (605,240)
       Issuance and refunding costs                                                    (10,605)           (15,495)
       Funds held for refunding of debt                                                 99,519            (99,519)
       Common stock dividends                                                         (491,874)          (496,567)
        Preferred stock dividends                                                      (15,869)           (18,269)
        Corporate reorganization                                                          --             (121,404)
                                                                                   -----------        -----------
          NET CASH FLOWS FROM FINANCING ACTIVITIES
                INCLUDING DIVIDENDS                                                 (1,180,630)          (874,440)
                                                                                   -----------        -----------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                         254,275              8,027

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                              20,258             12,231
                                                                                   -----------        -----------

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30                                     $   274,533        $    20,258
                                                                                   ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                                      $   277,625        $   312,087
     Income taxes                                                                      329,916            383,879


The accompanying notes are an integral part of these financial statements.

                                      -17-
NOTE A - GENERAL

These footnotes accompany and form an integral part of (i) the interim consolidated financial statements of Consolidated Edison, Inc. ("CEI") and its subsidiaries, including the regulated utility Consolidated Edison Company of New York, Inc. ("Con Edison") and several non-utility subsidiaries but not including the regulated utility Orange and Rockland Utilities, Inc. (which CEI acquired in July 1999), and (ii) the interim consolidated financial statements of Con Edison on a stand-alone basis. These financial statements are unaudited but, in the respective opinions of the management of CEI and Con Edison, represent all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited financial statements (including the notes thereto) included in the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1998 (the"1998 Form 10-K").


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

NUCLEAR INSURANCE

The insurance policies covering Con Edison's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of June 30, 1999, the highest amount that could be assessed for losses during the current policy year under all of the policies was $18.9 million. While assessments may also be made for losses in certain prior years, neither CEI nor Con Edison is aware of any losses in such years that it believes are likely to result in an assessment.

Under certain circumstances, in the event of nuclear incidents at facilities covered by the federal government's third-party liability indemnification program, Con Edison could be assessed up to $88.1 million per incident, of which not more than $10 million may be assessed in any one year.

ENVIRONMENTAL MATTERS

The normal course of operations of certain of CEI's subsidiaries, including Con Edison, necessarily involves activities and substances that expose the subsidiaries to potential liabilities under laws and regulations protecting the environment. Liabilities under these laws and regulations can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred. Sources of potential environmental liabilities include (but are not limited to) the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes and asbestos.

      Superfund. By its terms Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Con Edison has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by Con Edison (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of Con Edison's liability for these sites range from extremely preliminary to highly refined. At June 30, 1999, a liability of approximately $22.3 million had been accrued. There will be additional costs in amounts that are not presently determinable but may be material to the respective financial position, results of operations or liquidity of CEI and Con Edison.

      Asbestos Claims. Suits have been brought in New York State and federal courts against Con Edison and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of Con Edison. Many of these suits have been disposed of without any payment by Con Edison, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but CEI and Con Edison believe that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to CEI and Con Edison at this time, neither CEI nor Con Edison believe that these suits will have a material adverse effect on their respective financial position, results of operations or liquidity.


NOTE C -  FINANCIAL INFORMATION BY CEI BUSINESS SEGMENT


              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                Electric                          Gas

                          1999           1998             1999            1998
                          ----           ----       -     ----      -     ----

Sales revenue         $  1,162,543  $  1,286,320     $  189,700      $  196,562
Intersegment revenues      40,234         6,386             615             663
Depreciation and          112,572       109,625          15,991          15,053
  amortization
Operating income          130,207       136,860          24,620          19,188

                                  Steam                          Other

                          1999           1998             1999            1998
                          ----           ----       -     ----      -     ----

Sales revenue           $  52,878     $  57,411       $  73,960       $  20,748
Intersegment revenues         414           423              88             300
Depreciation and            4,476         4,324             576             263
  amortization
Operating income           (2,386)       (4,080)         (2,756)         (3,917)

                                                  Total

                                        1999              1998

Sales revenue                     $  1,479,081      $  1,561,041
Intersegment revenues                   41,351            7,772
Depreciation and                       133,615          129,265
  amortization
Operating income                       149,685          148,051


               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                 Electric                          Gas

                           1999           1998             1999            1998
                           ----           ----       -     ----      -     ----

Sales revenue         $  2,356,043   $  2,577,643    $  571,042      $  595,732
Intersegment revenues     59,626          8,822           1,230           1,207
Depreciation and         224,685        218,527          31,702          29,927
  amortization
Operating income         277,356        277,024         113,066         107,421

                                  Steam                           Other

                           1999           1998             1999            1998
                           ----           ----       -     ----      -     ----

Sales revenue         $  193,611     $  192,801      $  134,971       $  47,912
Intersegment revenues        827            827             309             300
Depreciation and           8,925          8,600           1,011             469
  amortization
Operating income          27,316         25,461          (9,585)         (7,294)



                                                Total
                                         1999            1998
Sales revenue                     $  3,255,667       $  3,414,088
Intersegment revenues                   61,992           11,156
Depreciation and                       266,323          257,523
amortization
Operating income                       408,153          402,612

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


      Consolidated Edison, Inc. (CEI) is a holding company which operates only through its subsidiaries and has no material assets other than the stock of its subsidiaries. CEI's principal subsidiary is Consolidated Edison Company of New York, Inc. (Con Edison), a regulated utility. In July 1999, CEI acquired Orange and Rockland Utilities, Inc. (O&R), which is also a regulated utility. See "Liquidity and Capital Resources - Acquisition," below. In addition, CEI has several non-utility subsidiaries.

     The following discussion and analysis relates to the interim consolidated financial statements, included in Part I, Item 1 of this report, of (i) CEI and its subsidiaries (other than O&R, which was acquired in July 1999) and (ii) Con Edison on a stand-alone basis. Unless otherwise indicated, this discussion and analysis applies to each of CEI and Con Edison. References in this report to the "Company" are to CEI and Con Edison, collectively.

      This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1998 (File Nos. 1-14514 and 1-1217, the 1998 Form 10-K) and in Part I, Item 2 of the combined CEI and Con Edison Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 1999 (the 1999 First Quarter Form 10-Q). Reference is also made to the notes to the financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

      O&R has separately filed with the Securities and Exchange Commission (File No. 1-4315) its Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999, each of which includes a discussion and analysis of its financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and temporary cash investments and outstanding commercial paper for CEI and Con Edison were as follows at the dates indicated (amounts shown in millions):

                                    June 30, 1999           December 31, 1998         June 30, 1998
                                 CEI      Con Edison        CEI     Con Edison        CEI     Con Edison
Cash and temporary
  cash investments              $291.1       $274.5       $102.3       $30.0         $105.0     $ 20.3
Outstanding commercial paper    $258.5       $221.5       $  --        $ --          $ 44.0     $ 44.0


These balances reflect, among other things, the issuance of new long-term debt in June 1999 and the stock repurchases discussed below.

     At June 30, 1999, approximately $1.1 billion of net proceeds from sales of generating capacity was being held by Con Edison pending possible investment in "like kind property" (the intended effect of which would have been to defer Federal income tax on the gain from the sales). See "PSC Settlement Agreement," below. In July 1999, Con Edison determined that it was not likely that the investment could be completed consistent with regulatory constraints, and instead used the net proceeds to pay dividends to CEI, to repay commercial paper and for the CEI common stock repurchase program. CEI used dividends received from Con Edison to repay commercial paper issued to fund initially its acquisition of O&R.

      Pursuant to the $1 billion CEI common stock repurchase program, during the second quarter of 1999, Con Edison purchased approximately 5.0 million CEI shares. From May 1998, when the program began, through June 30, 1999, Con Edison purchased a total of approximately 12.0 million CEI shares at an aggregate cost of $563.9 million. As of August 12, 1999, Con Edison had purchased approximately
15.7 million CEI shares at an aggregate cost of $726.8 million. In May 1999, CEI purchased 432,400 shares of its common stock (at an aggregate cost of approximately $19.8 million) to be used for exercises of options under CEI's 1996 Stock Option Plan. At June 30, 1999, approximately 340,400 of these shares remain available for future option exercises. See "Liquidity and Capital Resources - Sources of Liquidity Stock Repurchases" in Item 7 of the 1998 Form 10-K.

      In June 1999, Con Edison issued $275 million aggregate principal amount of 40-year 7.35% debentures. In July 1999, Con Edison repaid at maturity $150 million of its floating rate taxable debentures and issued $292.7 million of 35-year adjustable rate tax-exempt debt (with an initial weekly rate of 3.10% per annum), the proceeds of which, along with other Con Edison funds, will be used to redeem in August 1999 its $150 million 7 1/4% Series 1989 C tax-exempt debt and its $150 million 7 1/2% Series 1990 A tax-exempt debt.

      The ratio of earnings to fixed charges (for the twelve months ended on the date indicated) and common equity ratio (as of the date indicated) for CEI and Con Edison were as follows:

                               June 30, 1999      December 31, 1998      June 30, 1998
Earnings to fixed charges:
         CEI                        4.44                 4.29                 4.19
         Con Edison                 4.53                 4.36                 4.20
Common equity ratio:
         CEI                        55.6                 58.4                 56.4
         CECONY                     54.9                 57.6                 55.6

     The increase in interest coverage reflects higher pre-tax income and lower interest expense as a result of debt refundings. The decrease in equity ratios reflects the CEI common stock repurchase program. At July 31, 1999, CEI equity ratio was 52.1% and Con Edison's equity ratio was 48.4%, reflecting the continuation of the repurchase program and, in the case of Con Edison, dividends paid to CEI in July.

      Con Edison's equivalent number of days of revenue outstanding (ENDRO) as customer accounts receivable was 25.9 days at June 30, 1999, compared with 28.0 days at December 31, 1998 and 25.6 days at June 30, 1998. Prior year ENDRO amounts have been restated to reflect a new method for calculating ENDRO that eliminates variations arising from the number of billing and collection days in each month.

      The prepayment balance at June 30, 1999 reflects cumulative credits to pension expense of $99.7 million, compared with $62.0 million at December 31, 1998 and $17.0 million at June 30, 1998, resulting primarily from the amortization of past investment gains. See Note D to the financial statements included in Item 8 of the 1998 Form 10-K.

      The  increase  in  CEI's  other   investments   reflects   investments  by
Consolidated Edison Development, Inc., a CEI subsidiary.

      Recoverable fuel costs amounted to $12.2 million at June 30, 1999, compared with $22.0 million at December 31, 1998 and $17.3 million at June 1998, reflecting the ongoing recovery of previously deferred amounts and the changes in volumes and unit cost of purchased power, fuel and gas purchased for resale discussed below in "Results of Operations."

      Non-current liabilities - other includes $147.1 million at June 30, 1999, $102.0 million at December 31, 1998 and $57.9 million at June 30, 1998 for unfunded other post-employment benefit (OPEB) obligations. The Company's policy is to fund its estimated OPEB costs to the extent deductible under current tax limitations. See Note E to the financial statements included in Item 8 of the 1998 Form 10-K.

      The decreases in net utility plant and materials and supplies and the increase in accrued taxes reflect sales of generating capacity. See "PSC Settlement Agreement," below.

Open Access and the Independent System Operator

      Reference is made to "Liquidity and Capital Resources - Open Access and the Independent System Operator" in Item 7 of the 1998 Form 10-K. In July 1999, the Federal Energy Regulatory Commission ("FERC") approved September 1, 1999 as the start date for operation of the New York State Independent System Operator ("NYISO"), subject to FERC's approval of certain additional filings, including filings relating to an installed capacity ("ICAP") market and the transfer to the NYISO of functions currently performed by the New York Power Pool, and a successful NYISO market trial.

PSC Settlement Agreement

     Reference is made to "Liquidity and Capital Resources - PSC Settlement Agreement" in Item 7 of the 1998 Form 10-K and "Liquidity and Capital Resources
- PSC  Settlement  Agreement"  in Part I, Item 2 of the 1999 First  Quarter Form
10-Q.

      In June 1999, Con Edison completed the sales of 4,434 MW of its approximately 8,300 MW of electric generating capacity, for an aggregate price of approximately $1.25 billion. In July 1999, Con Edison used the net proceeds received from these sales to pay dividends to CEI, repay commercial paper and repurchase CEI common stock. See "Acquisition," below. Con Edison expects to complete the sale of an additional 1,855 MW of its electric generating capacity for $550 million by the end of August 1999. The net proceeds from this sale will be used to pay dividends to CEI and to continue the repurchase program.

     Con Edison has entered into contracts ("Transition Contracts") with buyers of the capacity it sold to purchase capacity from them for at least the period until the NYISO ICAP market is operational and to obtain associated energy until the commencement of NYISO operations. See "Open Access and the Independent System Operator," above. Con Edison has submitted a petition to the New York State Public Service Commission ("PSC") relating to the difference in the cost of capacity under the Transition Contracts and the embedded costs of the divested capacity reflected in Con Edison's electric rates. Con Edison has proposed that any incremental cost be recovered either as a "cost of implementing divestiture" (which the PSC Settlement Agreement provides is to be recovered from net divestiture proceeds) or through Con Edison's electric fuel adjustment clause. The fuel adjustment clause states that any incremental costs incurred by Con Edison resulting from the divestiture are to be recovered in the fuel adjustment. Con Edison estimates that there would be no incremental capacity costs under the Transition Contracts if the NYISO ICAP market commences operation as scheduled in November 1999, and that the incremental costs would be about $75 million if commencement is delayed until May 2000. In the event of a prolonged delay in the commencement of the NYISO ICAP market, additional incremental costs could be material.


Acquisition

     Reference is made to "Liquidity and Capital Resources - Sources of Liquidity - Acquisition" in Item 7 of the 1998 Form 10-K. In July 1999, CEI completed its acquisition of O&R for an aggregate purchase price of $791.5 million, initially issuing commercial paper to fund the acquisition. CEI has repaid the commercial paper using dividends it received from Con Edison in July 1999.

Financial Market Risks

      Reference is made to "Liquidity and Capital Resources--Financial Market Risks" in Item 7 of the 1998 Form 10-K. At June 30, 1999 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the Company.

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

Year 2000 Readiness Disclosure

      Reference is made to "Liquidity and Capital Resources--Year 2000 Readiness Disclosure" in Item 7 of the 1998 Form 10-K and in Part I, Item 2 of the 1999 First Quarter Form 10-Q.

     Con Edison estimates that the cost of its Year 2000 program will be approximately $27 million, substantially all of which has been incurred. The cost is being funded from internally-generated funds and expensed as incurred.

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

RESULTS OF OPERATIONS

      CEI's net income for common stock for the second quarter and six months ended June 30, 1999 was higher than the corresponding 1998 periods by $4.4 million ($.04 per share) and $9.2 million ($.07 per share), respectively. CEI's net income for common stock the 12 months ended June 30, 1999 was $1.5 million less than the 12 months ended June 30, 1998, while earnings per share increased $.05 per share. The increases in earnings per share reflect in part the CEI common stock repurchase program (see "Liquidity and Capital Resources," above). Earnings for the 1999 periods were favorably affected by higher electric sales resulting from the continued strength of the New York City economy (which partially offset the effects of rate reductions implemented pursuant to the PSC Settlement Agreement) and by the return to service of Con Edison's Indian Point 2 nuclear generating unit (see "Liquidity and Capital Resources - Nuclear Generation" in Item 7 of the 1998 Form 10-K).

      The results of operations of CEI include the results of operations of CEI and its subsidiaries (including Con Edison, but not O&R which was acquired in July 1999). For information about CEI's operating segments, see the notes to the financial statements included in Part I, Item 1 of this report.

                                                            Increases (Decreases)
                         -----------------------------------------------------------------------------------------------------------
                                   Three Months Ended                      Six Months Ended                  Twelve Months Ended
                                        June 30, 1999                         June 30, 1999                        June 30, 1999
                                        Compared With                         Compared With                 Compared With Twelve
                                   Three Months Ended                      Six Months Ended                    Months Ended June
                                        June 30, 1998                         June 30, 1998                             30, 1998
                         -----------------------------------------------------------------------------------------------------------
                                   Amount        Percent                Amount            Percent               Amount       Percent
                                   ------        -------                ------            -------               ------       -------
                                                       (Amounts are for CEI and are in Millions)
                                                       -----------------------------------------
Operating revenues               $ (82.0)         (5.3)%             $ (158.4)            (4.6)%             $ (252.0)       (3.5)%
Purchased power-
 electric and steam                (43.0)        (13.2)                (113.4)           (16.6)                (225.0)      (16.5)
Fuel-electric and
 steam                              (2.4)         (2.0)                 (19.4)            (7.5)                 (21.9)       (3.8)
Gas purchased for
 resale                             (8.9)        (10.2)                 (17.8)            (6.4)                 (68.2)      (14.0)
                                   --------                             ------                                  ------

Operating revenues
 less purchased
 power, fuel and gas
 purchased for resale
 (Net revenues)                    (27.7)         (2.7)                  (7.8)            (0.4)                  63.1         1.3

Other operations and
 maintenance                       (40.4)         (9.6)                 (36.8)            (4.5)                  11.2         0.7

Depreciation and
 amortization                        4.3           3.4                    8.8              3.4                   15.1         3.0

Taxes, other than
 federal income tax                 (5.4)         (1.9)                  (7.3)            (1.2)                   2.8         0.2

Federal income tax                  12.2          33.8                   22.0             17.2                   39.8        10.2
                                  -------                               ------                                  ------
Operating income                     1.6           1.1                    5.5              1.4                   (5.8)       (0.5)

Other income less
 deductions and
 related federal
 income tax                         (5.2)        Large                    (5.3)           (75.3)                 (15.9)     Large

Net interest charges                (6.9)         (8.0)                  (6.7)            (4.0)                 (16.7)       (5.0)

Preferred stock
 Dividend
 requirements                       (1.1)        (25.1)                  (2.3)           (25.1)                  (3.5)      (19.1)
                                   -------                               ------                                  ------

Net income for
 common stock                    $   4.4           7.1%              $    9.2              3.9%              $   (1.5)       (0.2)%

      CEI's investment in its non-utility subsidiaries was $212.5 million at June 30, 1999. CEI's results of operations include the net after-tax losses of its non-utility subsidiaries as follows (with amounts shown in millions):
                                      1999                  1998
                                      ----                  ----
                                Amount   Per Share   Amount     Per Share

Second Quarter                  $(2.2)      $(.01)    $(2.0)     $(.01)
Six Months ended June 30        $(7.9)      $(.03)    $(5.2)     $(.02)
Twelve Months ended June 30    $(21.2)      $(.09)   $(10.7)     $(.05)


      For additional information about CEI's non-utility subsidiaries, see "Non-Utility Subsidiaries" in Item 1 of the 1998 Form 10-K.

Second Quarter 1999 Compared with
Second Quarter 1998

      CEI's net revenues (operating revenues less purchased power, fuel and gas purchased for resale) decreased $27.7 million in the second quarter of 1999 compared with the 1998 period. Electric net revenues decreased $46.9 million. Gas, steam and non-utility net revenues increased $2.9 million, $2.8 million and $13.5 million, respectively.

     Electric net revenues in the 1999 period were lower than in the 1998 period primarily as a result of the rate reductions that went into effect in April 1999, the third rate year of the PSC Settlement Agreement. See "Liquidity and Capital Resources - PSC Settlement Agreement -Rate Plan" in Item 7 of the 1998 Form 10-K. Con Edison's electric Retail Choice program had no significant impact on net revenues in the 1999 period.

     Non-utility net revenues increased in the 1999 period due primarily to the participation of Consolidated Edison Solutions, Inc., a CEI subsidiary, in Con Edison's electric and gas Retail Choice programs.

      Con Edison's electric sales, excluding off-system sales, in the 1999 period compared with the 1998 period were:

                                     Millions of Kwhrs.
                             2nd Quarter    2nd Quarter               Percent
        Description              1999          1998      Variation   Variation
        -----------              ----          ----      ---------   ---------

Residential/Religious           2,469          2,429          40         1.6
Commercial/Industrial           4,578          6,175      (1,597)      (25.9)
Other                             121            156         (35)      (22.4)

Total Full Service              7,168          8,760      (1,592)      (18.2)
Customers

Retail Choice Customers         1,817             20       1,797       Large

Sub-total                       8,985          8,780         205         2.3

NYPA, Municipal Agency
 and Other Sales                2,256          2,352         (96)       (4.1)

Total Service Area             11,241         11,132         109         1.0

      Electric sales in the service area increased by 1.0 percent. The decrease in sales to Con Edison's full service (supply and delivery) customers in the 1999 period reflects Con Edison's electric Retail Choice (delivery only) program. See "Electric Operations-Changes" in Item 1 of the 1998 Form 10-K and "PSC Settlement Agreement," above.

      For the 1999 period, Con Edison's firm gas sales and transportation volumes decreased 1.3 percent, and interruptible sales decreased 23.2 percent compared, with the 1998 period. These sales declines reflect the milder weather in 1999 as compared to 1998. Under the current gas rate agreement, most weather-related variations in firm gas sales and transportation do not affect earnings. Transportation of customer-owned gas under Con Edison's gas Retail Choice program increased significantly during the 1999 period. See "Gas Operations-Gas Sales" in Item 1 of the 1998 Form 10-K. Gas transported for the New York Power Authority (NYPA) increased significantly in the 1999 period due to NYPA's use of gas fuel for its generation of electricity.

      After adjusting for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory increased
2.1 percent in the second quarter of 1999, firm gas sales and transportation volume increased 1.4 percent and steam sales volume decreased 0.9 percent.

      Electric fuel costs increased in the 1999 period by $1.9 million due to an increase in generation, partially offset by a decrease in the average unit cost of fuel. Electric purchased power costs decreased in the 1999 period due to lower purchased volumes, partially offset by increased unit cost. Electric fuel and purchased power costs in the 1999 period reflect the return to service (in September 1998) of Con Edison's Indian Point 2 nuclear generating unit (see
"Liquidity and Capital Resources - Nuclear Generation" in Item 7 of the 1998 Form 10-K). The June 1999 sales of electric generating capacity and the Transition Contracts had no significant effect on these costs in the 1999 period. See "Liquidity and Capital Resources - PSC Settlement Agreement," above.

      The cost of gas purchased for resale in the 1999 period decreased, reflecting lower unit cost, partially offset by higher sendout. Steam fuel costs decreased due to lower unit cost, partially offset by higher sendout. Steam purchased power costs decreased due to lower unit cost and lower purchased volumes.

      CEI's other operations and maintenance (O&M) expenses decreased in the 1999 period compared with the 1998 period, due primarily to decreased Con Edison O&M expenses offset in part by increased expenses at its non-utility subsidiaries. The decrease in Con Edison O&M expenses was the result of lower expenses at Indian Point 2 and lower administrative and general expenses. See "Liquidity and Capital Resources-Nuclear Generation" in Item 7 of the 1998 Form 10-K.

      Net interest charges decreased in the 1999 period due primarily to interest savings resulting from the refunding of long-term debt issues in 1998.

      Depreciation and amortization increased in the 1999 period due principally to higher average plant balances.

      Federal income tax increased in the 1999 period due to higher taxable income and lower tax credits.

Six Months Ended June 30, 1999 Compared with
Six Months Ended June 30, 1998

      CEI's net revenues decreased $7.8 million in the six months ended June 30, 1999 compared with the 1998 period. Electric net revenues decreased $32.6 million. Gas, steam and non-utility net revenues increased $1.7 million, $5.4 million and $17.7 million, respectively.

      Electric net revenues in the six-month period ended June 30, 1999 were lower than in the corresponding 1998 period primarily as a result of the rate reductions that went into effect in April 1999 and April 1998 and the deferral for customer benefit of approximately $10 million applicable to the rate year ended March 31, 1999 under the earnings sharing provisions of the PSC Settlement Agreement, partially offset by higher sales, resulting from continued strength in the New York City economy. Con Edison's electric Retail Choice program had no significant impact on net revenues in the 1999 period.

      Non-utility net revenues increased in the 1999 period due primarily to the participation of Consolidated Edison Solutions, Inc., a CEI subsidiary, in Con Edison's electric and gas Retail Choice programs.

      Con Edison's electric sales, excluding off-system sales, for the 1999 period compared with the 1998 period were:

                                                 Millions of Kwhrs.
                                      Six Months Ended           Six Months Ended                                 Percent
           Description                 June 30, 1999              June 30, 1998              Variation           Variation
           -----------               -----------------           ----------------            ---------           ---------
Residential/Religious                       5,193                     5,081                     112                 2.2%
Commercial/Industrial                      10,119                    12,392                  (2,273)              (18.3)
Other                                         262                       317                     (55)              (17.4)

Total Full Service
Customers                                  15,574                    17,790                  (2,216)              (12.5)

Retail Choice                               2,866                        20                   2,846                Large
Customers

Sub-total                                  18,440                    17,810                     630                 3.5

NYPA, Municipal Agency                      4,730                     4,806                     (76)               (1.6)
 and Other Sales

Total Service Area                         23,170                    22,616                     554                 2.4%

      Electric sales in the service area increased by 2.4 percent. The decrease in sales to Con Edison's full service (supply and delivery) customers in the 1999 period reflects Con Edison's electric Retail Choice (delivery only) program.

      For the 1999 period, Con Edison's firm gas sales and transportation volumes increased 7.2 percent, and interruptible sales decreased 28.8 percent. Transportation of customer-owned gas under Con Edison's gas Retail Choice program increased significantly during the 1999 period. Gas transported for NYPA increased in the 1999 period due to NYPA's use of gas fuel for its generation of electricity.

     Steam sales volume increased 9.2 percent compared with the 1998 period as a result of colder weather in 1999 as compared to 1998.

      After adjustment for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory in the 1999 period increased 2.2 percent. Similarly adjusted, firm gas sales and transportation volume increased 1.9 percent and steam sales volume decreased 1.0 percent.

      Electric fuel costs decreased in the 1999 period by $19.1 million due to a decrease in the unit cost of fuel, partially offset by an increase in generation. Electric purchased power costs decreased in the 1999 period, reflecting decreased purchased volumes, partially offset by higher unit cost of purchases. Electric fuel and purchased power costs in the 1999 period reflect the return to service (in September 1998) of Con Edison's Indian Point 2 nuclear generating unit.

       The cost of gas purchased for resale in the 1999 period decreased, reflecting a lower unit cost of fuel, partially offset by higher sendout. Steam fuel costs decreased due to a decrease in the unit cost of fuel, partially offset by increased generation of steam. Steam purchased power costs decreased as a result of decreased purchased volumes and lower unit cost of purchases.

     CEI's O&M expenses decreased in the 1999 period due primarily to lower Con Edison O&M expenses, offset in part by increased expenses at its non-utility subsidiaries. The decrease in Con Edison O&M expenses was due primarily to lower expenses at Indian Point 2 and lower administrative and general expenses.

      Depreciation and amortization increased in the 1999 period due principally to higher average plant balances.

      Federal income tax increased in the 1999 period due to higher taxable income and lower tax credits.

      Net interest charges decreased in the 1999 period due primarily to interest savings resulting from the refunding of long-tem debt issues in 1998.

Twelve Months Ended June 30, 1999 Compared with
Twelve Months Ended June 30, 1998

      CEI's net revenues increased $63.1 million in the 12 months ended June 30, 1999 compared with the 1998 period. Electric and non-utility net revenues increased $54.0 million and $36.7 million, respectively. Gas and steam net revenues decreased $19.1 million and $8.5 million, respectively.

      Electric net revenues in the 12-month period ended June 30, 1999 were higher than in the corresponding 1998 period primarily as a result of higher sales, reflecting continued strength in the New York City economy and warmer than normal 1998 summer weather, offset in part by the rate reductions that went into effect in April 1999 and April 1998 and the deferral for customer benefit of approximately $10 million applicable to the rate year ended March 31, 1999, under the earnings sharing provisions of the PSC Settlement Agreement. Con
Edison's electric Retail Choice program had no significant impact on net revenues in the 1999 period.

      Gas net revenues in the 1998 period included an incentive of $10.8 million related to distribution system efficiency; no incentive was recorded in the 1999 period.

      Non-utility net revenues increased in the 1999 period due primarily to the participation of Consolidated Edison Solutions, Inc., a CEI subsidiary, in Con Edison's electric and gas Retail Choice programs.

      Con Edison's electric sales, excluding off-system sales, for the 1999 period compared with the 1998 period were:

                                                     Millions of Kwhrs.
                                    Twelve Months Ended            Twelve Months Ended                                   Percent
           Description                   June 30, 1999                   June 30, 1998               Variation         Variation
           -----------                   -------------                   -------------               ---------         ---------
Residential/Religious                           11,394                          11,135                    259             2.3%
Commercial/Industrial                           22,183                          26,327                 (4,144)          (15.7)
Other                                              580                             643                    (63)           (9.8)

Total Full Service Customers                    34,157                          38,105                 (3,948)          (10.4)

Retail Choice Customers                          5,264                              20                  5,244           Large

Sub-total                                       39,421                          38,125                  1,296             3.4

NYPA, Municipal Agency                           9,778                           9,684                     94             1.0
 and Other Sales

Total Service Area                              49,199                          47,809                  1,390             2.9%

      Electric sales in the service area increased 2.9 percent. The decrease in sales to Con Edison's full service (supply and delivery) customers in the 1999 period reflects Con Edison's electric Retail Choice (delivery only) program.

      For the 1999 period, Con Edison's firm gas sales and transportation volumes decreased 0.5 percent, and interruptible sales decreased 34.3 percent. Transportation of customer-owned gas under Con Edison's gas Retail Choice program increased significantly during the 1999 period. Gas transported for NYPA decreased in the 1999 period due to NYPA's use of alternative fuel for its generation of electricity.

      After adjustment for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory in the 1999 period increased 2.4 percent. Similarly adjusted, firm gas sales and transportation volume increased 1.0 percent and steam sales volume decreased 1.1 percent.

      Electric fuel costs increased in the 1999 period by $3.6 million due to increased generation of electricity, partially offset by a decrease in the unit cost of fuel. Electric purchased power costs decreased in the 1999 period, reflecting decreased purchased volumes and lower unit cost of purchases. Electric fuel and purchased power costs in the 1999 period reflect the return to service (in September 1998) of Con Edison's Indian Point 2 nuclear generating unit.

      The cost of gas purchased for resale in the 1999 period decreased, reflecting a lower unit cost of fuel and lower sendout. Steam fuel costs decreased due to decreased generation of steam by Con Edison and lower unit cost of fuel. Steam purchased power costs decreased due to decreased purchased volumes and lower unit cost of purchases.

      CEI's O&M expenses increased in the 1999 period due primarily to increased expenses at its non-utility subsidiaries, offset in part by lower Con Edison O&M expenses. The decrease in Con Edison O&M expenses was due primarily to lower expenses at Indian Point 2 and lower administrative and general expenses.

      Depreciation and amortization increased in the 1999 period due principally to higher average plant balances.

      Taxes other than federal income tax increased in the 1999 period compared with the 1998 period, due primarily to increased property taxes and application of the New York State and New York City subsidiary capital taxes.

      Federal income tax increased in the 1999 period due to higher taxable income and lower tax credits.

      CEI's other income less miscellaneous deductions decreased in the 1999 period due primarily to the write-off in December 1998 of a $10 million investment made by one of CEI's non-utility subsidiaries.

      Net interest charges decreased in the 1999 period due to interest savings resulting from the refunding of long-term debt issues in 1998.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         ABOUT MARKET RISK


      For information about the Company's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Liquidity and Capital Resources - Financial Market Risks" in Part 1, Item 2 of this report and Item 7A of the 1998 Form 10-K.

PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


WASHINGTON HEIGHTS POWER OUTAGE

During an early July 1999 heat wave, electric service to customers served by Con Edison's Washington Heights distribution network and certain of its other distribution networks was interrupted. Con Edison's electric tariff prescribes compensation to customers for spoilage of food and other perishables resulting from distribution system outages of 12 hours or longer in duration. Con Edison has paid approximately $4 million to customers for spoilage claims relating to the outages. In July 1999, the City of New York sued Con Edison in New York State Supreme Court, New York County with respect to the Washington Heights power outage seeking compensation for unspecified municipal response costs and other compensatory and punitive damages, and other relief (including changes to Con Edison's procedures relating to the maintenance and reinforcement of its distribution system). Several other lawsuits relating to the Washington Heights power outage, including purported class actions, are pending in the same court. The plaintiffs are seeking aggregate specified compensatory and punitive damages in excess of $100 million, additional unspecified damages and other relief (including a permanent injunction against future power outages). In addition, the outages are being reviewed by the New York State Public Service Commission (the "PSC"), the New York State Attorney General and others. The City of New York has filed a petition with the PSC requesting that a $3 million penalty be imposed on Con Edison. Based upon the information and relevant circumstances known to CEI and Con Edison, neither CEI nor Con Edison expects that the outages will have a material adverse effect on their respective financial position, results of operation or liquidity.

CHALLENGE TO THE SETTLEMENT AGREEMENT

Reference is made to "Challenge to the Settlement Agreement" in Part I, Item 3 of the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). The lawsuit commenced by the Public Utility Law Project of New York, Inc. against the PSC with respect to the PSC's "Competitive Opportunities" proceeding was dismissed.

SUPERFUND - ECHO AVENUE SITE

Reference is made to "Superfund - Echo Avenue Site" in Part I, Item 3 of the 1998 Form 10-K. In July 1999, the court dismissed the remaining claims against Con Edison.

SUPERFUND - ARTHUR KILL TRANSFORMER SITE

Reference is made to "Superfund - Arthur Kill Transformer Site" in Part I, Item 3 of the 1998 Form 10-K. In June 1999, Con Edison completed the sale of the Arthur Kill generating station. Con Edison has completed the cleanup programs approved by the New York State Department of Environmental Conservation ("DEC") for the station's facilities and various soil and pavement areas of the site affected by the PCB release. In July 1999, the DEC signed a consent order, covering the waterfront area of the station, which requires Con Edison to investigate the nature and extent of contamination and recommend a remediation program. After soliciting public comment, the DEC will select a remedial alternative to be implemented by Con Edison.

SUPERFUND - EDISON PROPERTIES SITE

Reference is made to "Superfund - Edison Properties Site" in Part II, Item 1, Legal Proceedings in the combined CEI and Con Edison Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) At the Annual Meeting of Stockholders of CEI and the Annual Meeting of Stockholders of Con Edison held concurrently on May 17, 1999, the stockholders of CEI voted to elect management's nominees for the Board of Directors, to ratify and approve the appointment of CEI's independent accountants, and not to adopt two stockholder proposals, and the stockholders of Con Edison (including CEI, which owned all 235,488,094 shares of Con Edison's common stock outstanding and entitled to vote at the Annual Meeting and the holders of 1,915,319 shares of cumulative preferred stock) voted to elect management's nominees for the Board of Trustees and to ratify and approve the appointment of Con Edison's independent accountants.

(b) The name of each nominee for election as a member of CEI's Board of Directors or Con Edison's Board of Trustees and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

                                                   CEI's Board of Directors                        Con Edison's Board of Trustees
                                                   ------------------------                        ------------------------------
                                                 For                     Withheld                For                        Withheld
E. Virgil Conway                              177,805,230                2,321,590              236,969,233                    8,319
Gordon J. Davis                               178,000,256                2,126,564              236,970,731                    6,821
Ruth M. Davis                                 177,860,717                2,266,103              236,968,840                    8,712
Joan S. Freilich                              177,979,276                2,147,544              236,971,007                    6,545
Ellen V. Futter                               177,930,754                2,196,066              236,970,727                    6,825
Sally Hernandez-Pinero                        177,916,843                2,209,977              236,969,967                    7,585
Peter W. Likins                               177,958,559                2,168,261              236,971,348                    6,204
Eugene R. McGrath                             177,941,496                2,185,324              236,972,072                    5,480
Robert G. Schwartz                            177,810,187                2,316,633              236,967,105                   10,447
Richard A. Voell                              178,009,497                2,117,323              236,969,882                    7,670
Stephen R. Volk                               178,033,391                2,093,429              236,971,288                    6,264

(c) The results of the vote on the appointment of PricewaterhouseCoopers LLP as independent accountants for CEI for 1999 were as follows: 177,515,945 shares were voted for this proposal; 1,301,433 shares were voted against the proposal; and 1,309,422 shares were abstentions.

(d) The results of the vote on the appointment of PricewaterhouseCoopers LLP as independent accountants for Con Edison for 1999 were as follows:
236,961,810 shares were voted for this proposal; 4,675 shares were voted against the proposal; and 11,067 shares were abstentions.

(e) The following stockholder-proposed resolution was voted upon by the stockholders of CEI at the Annual Meeting:

         "RESOLVED: That the stockholders of Consolidated Edison, Inc., assembled in annual meeting in person and by proxy, hereby request the Board of Directors to take the steps necessary to provide for cumulative voting in the election of directors, which means each stockholder shall be entitled to as many votes as shall equal the number of shares he or she owns multiplied by the number of directors to be elected, and he or she may cast all of such votes for a single candidate, or any two or more of them as he or she may see fit."

The results of the vote on this proposal were as follows: 37,046,940 shares were voted for this proposal; 108,463,831 shares were voted against the proposal; 6,671,235 shares were abstentions; and 27,944,814 shares were broker nonvotes.

(f) The following stockholder-proposed resolution was voted upon by the stockholders of CEI at the Annual Meeting:

         "RESOLVED: That the shareholders recommend that the Board take the necessary step that Con Edison specifically identify by name and corporate title in all future proxy statements those executive officers, not otherwise so identified, who are contractually entitled to receive in excess of $250,000 annually as base salary, together with whatever other additional compensation bonuses and other cash payments were due them."

The results of the vote on this proposal were as follows: 14,929,630 shares were voted for this proposal; 130,382,029 shares were voted against the proposal; 6,870,347 shares were abstentions; and 27,944,814 shares were broker nonvotes



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit 4.1 Participation Agreement, dated as of July 1, 1999, between New York State Energy Research and Development Authority ("NYSERDA") and Con Edison.

Exhibit 4.2 Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee.

Exhibit 12.1 Statement of computation of CEI's ratio of earnings to fixed charges for the twelve-month periods ended June 30, 1999 and 1998.

Exhibit 12.2 Statement of computation of Con Edison's ratio of earnings to fixed charges for the twelve-month periods ended June 30, 1999 and 1998.

Exhibit 27.1   Financial Data Schedule for CEI.*

Exhibit 27.2   Financial Data Schedule for Con Edison.*

-----------
*To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.

 (b) REPORTS ON FORM 8-K

     CEI and Con Edison filed combined Current Reports on Form 8-K, dated June 25, 1999, reporting (under Item 5) the sale of $275 million aggregate principal amount of Con Edison's 7.35% Public Interest NotES (7.35% Debentures, Series 1999 A) and the divestiture of electric generating capacity by Con Edison (see "Liquidity and Capital Resources - PSC Settlement Agreement" in Item 2 of Part I of this report). No other CEI or Con Edison Current Reports on Form 8-K were filed during the quarter ended June 30, 1999. CEI filed a Current Report on Form 8-K, dated July 8, 1999, reporting (under Item 5) the completion of its acquisition of Orange and Rockland Utilities, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CONSOLIDATED EDISON, INC.

                         CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.



DATE: August 13, 1999     By:  JOAN S. FREILICH
                               Joan S. Freilich
                               Executive  Vice  President, Chief Financial
                               Officer  and  Duly Authorized Officer