Form 10-Q
period 1999-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC
filed 1999-11-15
CIK 1047862, 23632, 74778

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -----------------------

              [x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

1-4315              Orange and Rockland Utilities, Inc.                   New York       13-1727729
                    One Blue Hill Plaza, Pearl River, New York 10965
                    (914) 352-6000





Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______


As of the close of business on October 31, 1999, Consolidated Edison, Inc. ("CEI") had outstanding 217,242,433 Common Shares ($.10 par value), and CEI held all of the outstanding Common Stock ($2.50 par value) of Consolidated Edison Company of New York, Inc. ("Con Edison") and all of the outstanding Common Stock ($5.00 par value) of Orange and Rockland Utilities, Inc. ("O&R").

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by three different registrants: CEI, Con Edison and O&R. Neither Con Edison nor O&R makes any representation as to the information contained in this report relating to CEI or the subsidiaries of CEI other than itself.

O&R MEETS THE CONDITIONS SPECIFIED IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                         PAGE
PART I. -  FINANCIAL INFORMATION

ITEM 1.     Financial  Statements

            CEI          Consolidated Balance Sheet                      3-4
                         Consolidated Income Statements                  5-7
                         Consolidated Statements of Cash Flows           8-9

            Con Edison   Consolidated Balance Sheet                      10-11
                         Consolidated Income Statements                  12-14
                         Consolidated Statement of Cash Flows            15-16

            O&R          Consolidated Balance Sheet                      17-18
                         Consolidated Income Statements                  19-21
                         Consolidated Statement of Cash Flows            22-23

            Notes to Financial Statements                                24-31

ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations

            CEI and Con Edison                                            32-49

            Pursuant to General Instruction H of Form 10-Q, O&R is omitting the information required by Part 1, Item 2 of the Form 10-Q.

ITEM 3.     Quantitative and Qualitative Disclosures
            About Market Risk

            CEI and Con Edison                                            49

            Pursuant to General Instruction H of Form 10-Q, O&R is omitting the information required by Part 1, Item 3 of the Form 10-Q.


O&R MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS          49-55


PART II. -  OTHER INFORMATION


ITEM 1.           Legal Proceedings                                       56-57

ITEM 6.           Exhibits and Reports on Form 8-K                        58-59

                            CONSOLIDATED EDISON, INC.
                           CONSOLIDATED BALANCE SHEET
       AS AT SEPTEMBER 30, 1999, DECEMBER 31, 1998 AND SEPTEMBER 30, 1998

                                                      As at
                                    --------------------------------------------
                                     September 30,  December 31,  September 30,
                                         1999          1998           1998
                                    --------------------------------------------
                                              (Thousands of Dollars)
ASSETS

Utility plant, at original cost
  Electric                           $ 11,362,122  $ 12,039,082  $ 11,944,613
  Gas                                   2,164,880     1,838,550     1,807,946
  Steam                                   620,045       604,761       594,841
  General                               1,324,681     1,204,262     1,203,783
                                    --------------------------------------------
      Total                            15,471,728    15,686,655    15,551,183

   Less: Accumulated depreciation       4,699,015     4,726,211     4,630,649
                                    --------------------------------------------
      Net                              10,772,713    10,960,444    10,920,534
  Construction work in progress           378,127       347,262       315,912
  Nuclear fuel assemblies and
   components, less accumulated
   amortization                            79,869        98,837       105,113
                                    --------------------------------------------
          Net utility plant            11,230,709    11,406,543    11,341,559
                                    --------------------------------------------
Current assets
  Cash and temporary cash
    investments                           188,940       102,295       153,824
  Funds held for redemption of
   preferred stock                             --            --        74,156
  Accounts receivable - customer,
   less allowance for uncollectible
   accounts of $35,939, $24,957 and
   $23,778                                718,311       521,648       618,287
  Other receivables                       117,020        49,381        45,668
  Fuel, at average cost                    30,809        33,289        29,324
  Gas in storage, at average cost          60,180        49,656        52,320
  Materials and supplies, at
    average cost                          143,338       184,916       188,735
  Prepayments                             314,961       131,374       241,671

  Other current assets                     46,007        20,984        16,234
                                    --------------------------------------------
          Total current assets          1,619,566     1,093,543     1,420,219
                                    --------------------------------------------
Investments
  Nuclear decommissioning trust
    funds                                 285,015       265,063       239,010
  Other                                   178,892       113,382       106,714
                                    --------------------------------------------
          Total investments               463,907       378,445       345,724
                                    --------------------------------------------
Deferred charges
  Goodwill - Acquisition of Orange
    & Rockland Utilities, Inc.            434,296            --            --
  Enlightened Energy program costs         41,729        68,381        79,704
  Unamortized debt expense                151,579       135,897       134,605
  Recoverable fuel costs                   78,198        22,013        21,411
  Power contract termination costs         71,544        70,621        70,282

  Other deferred charges                  390,661       254,944       248,867
                                    --------------------------------------------
          Total deferred charges        1,168,007       551,856       554,869
                                    --------------------------------------------
Regulatory asset - future federal
  income taxes                            799,902       951,016       860,841
                                    --------------------------------------------
                         Total       $ 15,282,091  $ 14,381,403  $ 14,523,212
                                    ============================================

   The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                           CONSOLIDATED BALANCE SHEET
       AS AT SEPTEMBER 30, 1999, DECEMBER 31, 1998 AND SEPTEMBER 30, 1998

                                                             As at
                                        ------------------------------------------------
                                         September 30,    December 31,   September 30,
                                              1999            1998           1998
                                        ------------------------------------------------
                                                     (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, authorized 500,000,000
    shares; outstanding 218,042,256
    shares, 232,833,494 shares and
    233,186,794 shares                    $  1,482,341    $  1,482,341    $  1,482,342
  Retained earnings                          4,915,780       4,700,500       4,692,205
  Treasury stock, at cost; 17,122,100
    shares, 2,654,600 shares and
    2,301,300 shares                          (803,730)       (120,790)       (102,178)
  Capital stock expense                        (36,179)        (36,446)        (36,759)
                                        ------------------------------------------------
Total common shareholders' equity            5,558,212       6,025,605       6,035,610
                                        ------------------------------------------------
  Preferred stock subject to
    mandatory redemption                        37,050          37,050          84,550
  Other preferred stock                        212,563         212,563         233,468
  Long-term debt                             4,324,750       4,050,108       4,047,837
                                        ------------------------------------------------
         Total capitalization               10,132,575      10,325,326      10,401,465
                                        ------------------------------------------------
Noncurrent liabilities
  Obligations under capital leases              35,281          37,295          37,771
  Other noncurrent liabilities                 379,033         203,543         158,235
                                        ------------------------------------------------
         Total noncurrent liabilities          414,314         240,838         196,006
                                        ------------------------------------------------
Current liabilities
  Long-term debt due within one year           395,000         225,000         325,000
  Accounts payable                             623,811         371,274         364,093
  Customer deposits                            205,756         181,236         177,023
  Accrued taxes                                202,770          15,670         150,516
  Accrued interest                              44,326          76,466          70,356
  Accrued wages                                 81,032          83,555          82,691
  Other current liabilities                    204,140         188,186         179,193
                                        ------------------------------------------------
         Total current liabilities           1,756,835       1,141,387       1,348,872
                                        ------------------------------------------------
Provisions related to future federal
  income taxes and other deferred
  credits
  Accumulated deferred federal income
    tax                                      2,282,285       2,392,812       2,306,304
  Accumulated deferred investment tax
    credits                                    141,887         154,970         157,110
  Other deferred credits                       554,195         126,070         113,455
                                        ------------------------------------------------
         Total deferred credits              2,978,367       2,673,852       2,576,869
                                        ------------------------------------------------
                            Total         $ 15,282,091    $ 14,381,403    $ 14,523,212
                                        ================================================

   The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                          CONSOLIDATED INCOME STATEMENT
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                       1999             1998
                                                       ----             ----
                                                      (Thousands of Dollars)
Operating revenues
  Electric                                          $ 2,005,653     $ 1,818,855
  Gas                                                   154,428         139,928
  Steam                                                  66,808          62,946
  Non-utility                                           119,350          39,893
                                                    ----------------------------
        Total operating revenues                      2,346,239       2,061,622
                                                    ----------------------------
Operating expenses
  Purchased power                                       647,360         322,123
  Fuel                                                  110,402         203,186
  Gas purchased for resale                               81,172          61,230
  Other operations                                      320,814         273,264
  Maintenance                                           120,296         115,259
  Depreciation and amortization                         134,502         130,206
  Taxes, other than federal income tax                  317,826         326,063
  Federal income tax                                    190,586         191,888
                                                    ----------------------------
        Total operating expenses                      1,922,958       1,623,219
                                                    ----------------------------

Operating income                                        423,281         438,403

Other income (deductions)
  Investment income                                       7,478           1,957
  Allowance for equity funds
    used during construction                                859             647
  Other income less miscellaneous deductions              1,517         (10,281)
  Federal income tax                                     (4,329)          1,228
                                                    ----------------------------
        Total other income                                5,525          (6,449)
                                                    ----------------------------

Income before interest charges                          428,806         431,954

Interest on long-term debt                               84,498          76,821
Other interest                                            5,361           3,910
Allowance for borrowed funds used
  during construction                                      (457)           (332)
                                                    ----------------------------
        Net interest charges                             89,402          80,399
                                                    ----------------------------
Preferred stock dividend requirements                     3,398           4,537
                                                    ----------------------------
Net income for common stock                         $   336,006     $   347,018
                                                    ===========================

Common shares outstanding - average (000)               220,293         233,628
Basic earnings per share                                  $1.50           $1.49
                                                    ===========================
Diluted earnings per share                                $1.50           $1.49
                                                    ===========================
Dividends declared per share of common stock             $0.535           $0.53
                                                    ===========================

   The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                          CONSOLIDATED INCOME STATEMENT
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                       1999             1998
                                                       ----             ----
                                                      (Thousands of Dollars)
Operating revenues
  Electric                                          $ 4,361,696     $ 4,396,499
  Gas                                                   725,470         735,660
  Steam                                                 260,419         255,747
  Non-utility                                           254,321          87,805
                                                  ------------------------------
       Total operating revenues                       5,601,906       5,475,711
                                                  ------------------------------
Operating expenses
  Purchased power                                     1,216,637       1,004,799
  Fuel                                                  349,369         461,610
  Gas purchased for resale                              339,716         337,571
  Other operations                                      887,404         838,483
  Maintenance                                           332,811         365,943
  Depreciation and amortization                         400,825         387,729
  Taxes, other than federal income tax                  903,185         918,697
  Federal income tax                                    340,525         319,864
                                                  ------------------------------
       Total operating expenses                       4,770,472       4,634,696
                                                  ------------------------------

Operating income                                        831,434         841,015

Other income (deductions)
  Investment income                                       9,500           7,904
  Allowance for equity funds used during
  construction                                            2,768           1,734
  Other income less miscellaneous deductions                230          (9,746)
  Federal income tax                                     (5,207)            774
                                                  ------------------------------
       Total other income                                 7,291             666
                                                  ------------------------------

Income before interest charges                          838,725         841,681

Interest on long-term debt                              236,161         232,864
Other interest                                           14,667          15,186
Allowance for borrowed funds used during
  construction                                           (1,349)           (889)
                                                  ------------------------------
       Net interest charges                             249,479         247,161
                                                  ------------------------------

Preferred stock dividend requirements                    10,194          13,609
                                                  ------------------------------
Net income for common stock                         $   579,052     $   580,911
                                                  ==============================

Common shares outstanding - average (000)               225,754         234,679
Basic earnings per share                                  $2.56           $2.48
                                                  ==============================
Diluted earnings per share                                $2.56           $2.48
                                                  ==============================
Dividends declared per share of common stock             $1.605           $1.59
                                                  ==============================

   The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                          CONSOLIDATED INCOME STATEMENT
             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                       1999              1998
                                                       ----              ----
                                                       (Thousands of Dollars)
Operating revenues
  Electric                                          $ 5,639,643     $ 5,748,611
  Gas                                                   949,419       1,003,521
  Steam                                                 326,604         355,838
  Non-utility                                           303,577         112,911
                                                   -----------------------------
       Total operating revenues                       7,219,243       7,220,881
                                                   -----------------------------

Operating expenses
  Purchased power                                     1,465,620       1,350,370
  Fuel                                                  466,766         595,946
  Gas purchased for resale                              439,453         486,253
  Other operations                                    1,206,878       1,123,626
  Maintenance                                           444,281         473,480
  Depreciation and amortization                         531,611         515,935
  Taxes, other than federal income tax                1,192,590       1,211,319
  Federal income tax                                    428,300         395,612
                                                   -----------------------------
       Total operating expenses                       6,175,499       6,152,541
                                                   -----------------------------

Operating income                                      1,043,744       1,068,340

Other income (deductions)
  Investment income                                      13,356          13,542
  Allowance for equity funds used during
    construction                                          3,465           2,106
  Other income less miscellaneous deductions             (4,236)        (12,606)
  Federal income tax                                     (3,752)           (268)
                                                   -----------------------------
       Total other income                                 8,833           2,774
                                                   -----------------------------

Income before interest charges                        1,052,577       1,071,114

Interest on long-term debt                              311,968         312,748
Other interest                                           17,840          21,306
Allowance for borrowed funds used during
  construction                                           (1,706)         (1,071)
                                                   -----------------------------
       Net interest charges                             328,102         332,983
                                                   -----------------------------
Preferred stock dividend requirements                    13,592          18,144
                                                   -----------------------------
Net income for common stock                         $   710,883     $   719,987
                                                   =============================

Common shares outstanding - average (000)               227,469         234,788
Basic earnings per share                                  $3.13           $3.07
                                                   =============================
Diluted earnings per share                                $3.12           $3.07
                                                   =============================
Dividends declared per share of common stock             $2.135          $2.115
                                                   =============================

   The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                        1999              1998
                                                        ----              ----
                                                        (Thousands of Dollars)

Operating activities
  Net income for common stock                        $   579,052    $   580,911
  Principal noncash charges (credits) to income
     Depreciation and amortization                       400,825        387,729
     Deferred recoverable fuel costs                     (56,185)        76,890
     Federal income tax deferred                        (437,251)        95,510
     Common equity component of allowance
       for funds used during construction                 (2,710)        (1,687)
     Other non-cash charges (credits)                       (195)        (4,696)
  Changes in assets and liabilities
     Accounts receivable-customer, less
       allowance for uncollectibles                     (196,663)       (37,124)
     Materials and supplies, including
       fuel and gas in storage                            33,534         12,286
     Prepayments, other receivables and
       other current assets                             (276,249)      (152,523)
     Enlightened Energy program costs                     26,652         38,103
     Power contract termination costs                     (1,050)           904
     Cost of removal less salvage                        877,078        (54,435)
     Pension and benefits reserve                        135,007         53,774
     Accounts payable                                    252,537        (76,021)
     Accrued income taxes                                162,323         80,669
     Other-net                                            38,398         (2,930)
                                                     -----------    -----------
         Net cash flows from operating
           activities                                  1,535,103        997,360
                                                     -----------    -----------
Investing activities including construction
     Construction expenditures                          (435,527)      (414,249)
     Nuclear fuel expenditures                            (4,394)        (4,461)
     Contributions to nuclear
       decommissioning trust                             (15,976)       (15,976)
     Common equity component of
       allowance for funds used during
       construction                                        2,710          1,687
     Orange & Rockland acquisition                      (432,934)            --
     Goodwill - Orange & Rockland
       acquisition                                      (434,296)            --
     Divestiture of utility plant                        577,968             --
     Non-regulated subsidiary investments                (54,180)       (19,395)
     Non-regulated subsidiary utility plant              (48,152)            --
                                                     -----------    -----------
         Net cash flows from investing activities
           including construction                       (844,781)      (452,394)
                                                     -----------    -----------
Financing activities including dividends
     Repurchase of common stock                         (672,702)      (102,178)
     Additions to long-term debt                         444,926        460,000
     Retirement of long-term debt                             --       (100,000)
     Advance refunding of long-term debt                      --       (705,240)
     Issuance and refunding costs                        (13,971)        (8,544)
     Funds held for refunding of debt                         --        254,718
     Common stock dividends                             (361,930)      (373,356)
                                                     -----------    -----------
         Net cash flows from financing activities
           including dividends                          (603,677)      (574,600)
                                                     -----------    -----------
Net increase (decrease) in cash
  and temporary cash investments                          86,645        (29,634)

Cash and temporary cash investments at
  January 1                                              102,295        183,458
                                                     -----------    -----------
Cash and temporary cash investments at
  September 30                                       $   188,940    $   153,824
                                                     ===========    ===========
Supplemental disclosure of cash flow
  information
       Cash paid during the period for:
            Interest                                 $   247,017    $   240,016
            Income taxes                                 624,275        145,935

   The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                              1999             1998
                                                              ----             ----
                                                              (Thousands of Dollars)
Operating activities
  Net income for common stock                            $   710,883    $   719,987
  Principal noncash charges (credits) to income
      Depreciation and amortization                          531,611        515,935
      Deferred recoverable fuel costs                        (56,787)        35,988
      Federal income tax deferred                           (446,331)        61,880
      Common equity component of allowance for funds
        used during construction                              (3,388)        (2,049)
      Other non-cash charges (credits)                        15,799         (6,396)
  Changes in assets and liabilities
      Accounts receivable-customer, less allowance for
        uncollectibles                                      (100,024)       (74,466)
      Materials and supplies, including fuel and gas
        in storage                                            36,052         19,281
      Prepayments, other receivables and other current
        assets                                              (174,415)       (12,891)
      Enlightened Energy program costs                        37,975         32,460
      Power contract termination costs                        (1,050)       (14,671)
      Cost of removal less salvage                           859,479        (79,939)
      Accounts payable                                       259,718        (52,779)
      Accrued income taxes                                    35,075          2,978
      Other-net                                              222,972        177,366
                                                         -----------    -----------
            Net cash flows from operating activities       1,927,569      1,322,684
                                                         -----------    -----------

Investing activities including construction
      Construction expenditures                             (640,123)      (634,808)
      Nuclear fuel expenditures                               (6,988)        (8,639)
      Contributions to nuclear decommissioning trust         (21,301)       (18,103)
      Common equity component of allowance for
         funds used during construction                        3,388          2,049
      Orange & Rockland acquisition                         (432,934)            --
      Goodwill - Orange & Rockland acquisition              (434,296)            --
      Divestiture of utility plant                           577,968             --
      Non-regulated subsidiary investments                   (58,857)       (72,647)
      Non-regulated subsidiary utility plant                 (48,152)            --
                                                         -----------    -----------
            Net cash flows from investing activities
              including construction                      (1,061,295)      (732,148)
                                                         -----------    -----------

Financing activities including dividends
   Repurchase of common stock                               (685,771)      (102,178)
   Issuance of long-term debt                                444,926        790,000
   Retirement of long-term debt                             (100,000)      (102,630)
   Advance refunding of preferred stock                      (68,405)            --
   Advance refunding of long-term debt                            --       (705,240)
   Issuance and refunding costs                              (14,290)       (15,461)
   Funds held for redemption of preferred stock               74,156        (74,156)
   Common stock dividends                                   (481,774)      (496,913)
                                                         -----------    -----------
            Net cash flows from financing activities
              including dividends                           (831,158)      (706,578)
                                                         -----------    -----------

Net increase (decrease) in cash and temporary cash
  investments                                                 35,116       (116,042)

Cash and temporary cash investments at beginning of
  period                                                     153,824        269,866
                                                         -----------    -----------
Cash and temporary cash investments at September 30      $   188,940    $   153,824
                                                         ===========    ===========

Supplemental disclosure of cash flow information
      Cash paid during the period for:
            Interest                                     $   292,956    $   303,189
            Income taxes                                     834,047        334,179


   The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                           CONSOLIDATED BALANCE SHEET
       AS AT SEPTEMBER 30, 1999, DECEMBER 31, 1998 AND SEPTEMBER 30, 1998

                                                                As at
                                     -----------------------------------------------------------
                                      September 30, 1999  December 31, 1998  September 30, 1998
                                     -----------------------------------------------------------
                                                         (Thousands of Dollars)
ASSETS
Utility plant, at original cost
  Electric                                      $ 10,668,382  $ 12,039,082  $ 11,944,613
  Gas                                              1,906,251     1,838,550     1,807,946
  Steam                                              620,045       604,761       594,841
  General                                          1,220,653     1,204,262     1,203,783
                                     -----------------------------------------------------------
      Total                                       14,415,331    15,686,655    15,551,183
   Less: Accumulated depreciation                  4,356,816     4,726,211     4,630,649
                                     -----------------------------------------------------------
      Net                                         10,058,515    10,960,444    10,920,534
  Construction work in progress                      351,145       347,262       315,912
  Nuclear fuel assemblies and
    components, less accumulated
    amortization                                      79,869        98,837       105,113
                                     -----------------------------------------------------------
            Net utility plant                     10,489,529    11,406,543    11,341,559
                                     -----------------------------------------------------------

Current assets
  Cash and temporary cash
    investments                                       40,892        30,026        69,170
  Funds held for redemption of
    preferred stock                                       --            --        74,156
  Accounts receivable - customer,
    less allowance for uncollectible
    accounts of $24,196, $22,600 and
    $22,798                                          611,704       491,493       600,580
  Other receivables                                   73,428        45,935        45,343
  Fuel, at average cost                               30,355        33,289        29,324
  Gas in storage, at average cost                     44,069        46,801        49,208
  Materials and supplies, at average
    cost                                             139,015       184,916       188,735
  Prepayments                                        288,936       130,198       240,787
  Other current assets                                40,749        20,911        16,183
                                     -----------------------------------------------------------
            Total current assets                   1,269,148       983,569     1,313,486
                                     -----------------------------------------------------------

Investments
  Nuclear decommissioning trust
    funds                                            285,015       265,063       239,010
  Other                                               16,215        14,750        14,748
                                     -----------------------------------------------------------
            Total investments                        301,230       279,813       253,758
                                     -----------------------------------------------------------

Deferred charges
  Enlightened Energy program costs                    41,729        68,381        79,704
  Unamortized debt expense                           140,722       135,897       134,605
  Recoverable fuel costs                              64,456        22,013        21,411
  Power contract termination costs                    71,544        70,621        70,282
  Other deferred charges                             273,840       254,944       248,867
                                     -----------------------------------------------------------
            Total deferred charges                   592,291       551,856       554,869
                                     -----------------------------------------------------------

Regulatory asset - future federal
  income taxes                                       756,897       951,016       860,841
                                     -----------------------------------------------------------
                      Total                     $ 13,409,095  $ 14,172,797  $ 14,324,513
                                     ===========================================================

   The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                           CONSOLIDATED BALANCE SHEET
       AS AT SEPTEMBER 30, 1999, DECEMBER 31, 1998 AND SEPTEMBER 30, 1998

                                                                    As at
                                             --------------------------------------------------
                                              September 30,      December 31,    September 30,
                                                  1999               1998            1998
                                             --------------------------------------------------
                                                           (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                  $  1,482,341    $  1,482,341    $  1,482,342
  Repurchased CEI common stock                      (788,763)       (120,790)       (102,178)
  Retained earnings                                3,876,338       4,517,529       4,506,481
  Capital stock expense                              (36,154)        (36,356)        (36,759)
                                             --------------------------------------------------
Total common shareholders' equity                  4,533,762       5,842,724       5,849,886
                                             --------------------------------------------------

  Preferred stock
    Subject to mandatory redemption
      7.20% SeriesI                                       --              --          47,500
      6-1/8% Series J                                 37,050          37,050          37,050
                                             --------------------------------------------------
     Total subject to mandatory redemption            37,050          37,050          84,550
    Other preferred stock
      $5 Cumulative preferred                        175,000         175,000         175,000
       5-3/4% Series A                                    --              --           7,061
       5-1/4% Series B                                    --              --          13,844
       4.65% Series C                                 15,330          15,330          15,330
       4.65% Series D                                 22,233          22,233          22,233
                                             --------------------------------------------------
     Total other preferred stock                     212,563         212,563         233,468
                                             --------------------------------------------------
                    Total preferred stock            249,613         249,613         318,018
                                             --------------------------------------------------
    Long-term debt                                 4,043,251       4,050,108       4,047,837
                                             --------------------------------------------------
                Total capitalization               8,826,626      10,142,445      10,215,741
                                             --------------------------------------------------

Noncurrent liabilities
  Obligations under capital leases                    35,137          37,295          37,771
  Other noncurrent liabilities                       276,447         203,543         158,235
                                             --------------------------------------------------
                Total noncurrent liabilities         311,584         240,838         196,006
                                             --------------------------------------------------

Current liabilities
  Long-term debt due within one year                 275,000         225,000         325,000
  Accounts payable                                   498,073         357,315         356,947
  Customer deposits                                  210,291         181,236         177,023
  Accrued taxes                                      205,368          17,621         155,244
  Accrued interest                                    39,084          76,507          70,397
  Accrued wages                                       81,032          83,555          82,691
  Other current liabilities                          174,740         184,989         176,654
                                             --------------------------------------------------
                Total current liabilities          1,483,588       1,126,223       1,343,956
                                             --------------------------------------------------

Provisions related to future federal income
  taxes and other deferred credits
  Accumulated deferred federal income tax          2,139,057       2,382,273       2,298,301
  Accumulated deferred investment tax credits        134,427         154,970         157,110
  Other deferred credits                             513,813         126,048         113,399
                                             --------------------------------------------------
                Total deferred credits             2,787,297       2,663,291       2,568,810
                                             --------------------------------------------------
                           Total                $ 13,409,095    $ 14,172,797    $ 14,324,513
                                             ==================================================

   The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                         CONSOLIDATED INCOME STATEMENT
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                            1999             1998
                                                            ----             ----
                                                            (Thousands of Dollars)
Operating revenues
  Electric                                              $  1,900,467    $  1,839,330
  Gas                                                        141,697         139,928
  Steam                                                       66,808          62,946
                                                       -----------------------------
         Total operating revenues                          2,108,972       2,042,204
                                                       -----------------------------

Operating expenses
  Purchased power                                            574,913         321,756
  Fuel                                                       110,486         203,186
  Gas purchased for resale                                    52,484          48,844
  Other operations                                           259,961         261,830
  Maintenance                                                112,463         115,259
  Depreciation and amortization                              123,962         129,874
  Taxes, other than federal income tax                       295,446         325,826
  Federal income tax                                         179,775         193,560
                                                       -----------------------------
         Total operating expenses                          1,709,490       1,600,135
                                                       -----------------------------

Operating income                                             399,482         442,069

Other income (deductions)
  Investment income                                            4,484             701
  Allowance for equity funds used during construction            851             647
  Other income less miscellaneous deductions                   2,728              87
  Federal income tax                                          (3,758)         (2,243)
                                                       -----------------------------
         Total other income                                    4,305            (808)
                                                       -----------------------------

Income before interest charges                               403,787         441,261

Interest on long-term debt                                    77,468          76,821
Other interest                                                 3,769           3,913
Allowance for borrowed funds used during construction           (397)           (332)
                                                       -----------------------------
         Net interest charges                                 80,840          80,402
                                                       -----------------------------

Net income                                                   322,947         360,859
Preferred stock dividend requirements                          3,398           4,537
                                                       -----------------------------
Net income for common stock                             $    319,549         356,322
                                                       =============================

Con Edison Sales
  Electric (Thousands of kilowatthours)
    Con Edison customers                                   9,785,281      10,329,213
    Delivery service for Retail Choice                     2,743,698       1,306,502
    Delivery service to NYPA and others                    2,753,557       2,615,648
                                                       -----------------------------
      Total sales in service territory                    15,282,536      14,251,363
    Off-system and ESCO sales                              3,322,358       1,660,022
  Gas (dekatherms)
    Firm sales and transportation                         10,024,570       9,936,190
    Off-peak firm/interruptible                            2,894,471       2,816,428
                                                       -----------------------------
      Total sales to Con Edison customers                 12,919,041      12,752,618
    Transportation of customer-owned gas
      NYPA                                                 5,474,790       1,929,716
      Other                                                4,779,376       3,386,724
    Off-system sales                                       9,685,972       7,681,043
                                                       -----------------------------
      Total sales and transportation                      32,859,179      25,750,101
  Steam (Thousands of pounds)                              6,324,110       6,335,238


   The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                         CONSOLIDATED INCOME STATEMENT
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                            1999             1998
                                                            ----             ----
                                                            (Thousands of Dollars)
Operating revenues
  Electric                                              $   4,310,741    $   4,420,513
  Gas                                                         712,739          735,660
  Steam                                                       260,419          255,747
                                                       -------------------------------
         Total operating revenues                           5,283,899        5,411,920
                                                       -------------------------------

Operating expenses
  Purchased power                                           1,131,911        1,002,139
  Fuel                                                        349,453          461,610
  Gas purchased for resale                                    265,737          288,587
  Other operations                                            795,728          811,329
  Maintenance                                                 324,978          365,943
  Depreciation and amortization                               389,274          386,929
  Taxes, other than federal income tax                        875,635          918,209
  Federal income tax                                          333,962          325,200
                                                       -------------------------------
         Total operating expenses                           4,466,678        4,559,946
                                                       -------------------------------

Operating income                                              817,221          851,974

Other income (deductions)
  Investment income                                             4,676            3,409
  Allowance for equity funds used during construction           2,760            1,734
  Other income less miscellaneous deductions                    1,484           (1,878)
  Federal income tax                                           (4,703)            (880)
                                                       -------------------------------
         Total other income                                     4,217            2,385
                                                       -------------------------------

Income before interest charges                                821,438          854,359

Interest on long-term debt                                    229,131          232,864
Other interest                                                 12,664           15,226
Allowance for borrowed funds used during construction          (1,289)            (889)
                                                       -------------------------------
         Net interest charges                                 240,506          247,201
                                                       -------------------------------

Net income                                                    580,932          607,158
Preferred stock dividend requirements                          10,194           13,609
                                                       -------------------------------
Net income for common stock                             $     570,738    $     593,549
                                                       ===============================

Con Edison Sales
  Electric (Thousands of kilowatthours)
    Con Edison customers                                   25,359,206       28,119,679
    Delivery service for Retail Choice                      5,609,770        1,326,182
    Delivery service to NYPA and others                     7,483,393        7,421,680
                                                       -------------------------------
      Total sales in service territory                     38,452,369       36,867,541
    Off-system and ESCO sales                               7,150,548        2,420,455
  Gas (dekatherms)
    Firm sales and transportation                          68,229,912       64,221,815
    Off-peak firm/interruptible                            10,857,220       14,003,682
                                                       -------------------------------
      Total sales to Con Edison customers                  79,087,132       78,225,497
    Transportation of customer-owned gas
      NYPA                                                  7,741,815        3,655,251
      Other                                                16,247,948       10,572,988
    Off-system sales                                       26,147,665       17,613,651
                                                       -------------------------------
      Total sales and transportation                      129,224,560      110,067,387
  Steam (Thousands of pounds)                              21,099,048       19,861,637


   The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                         CONSOLIDATED INCOME STATEMENT
             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                           1999             1998
                                                           ----             ----
                                                           (Thousands of Dollars)
Operating revenues
  Electric                                           $   5,607,348    $   5,748,611
  Gas                                                      936,688        1,003,521
  Steam                                                    326,604          355,838
  Non-utility                                                 --             25,105
                                                    -------------------------------
         Total operating revenues                        6,870,640        7,133,075
                                                    -------------------------------
Operating expenses
  Purchased power                                        1,381,807        1,347,709
  Fuel                                                     466,850          595,946
  Gas purchased for resale                                 347,253          437,269
  Other operations                                       1,102,184        1,096,183
  Maintenance                                              436,448          473,480
  Depreciation and amortization                            520,171          515,136
  Taxes, other than federal income tax                   1,160,036        1,210,831
  Federal income tax                                       423,572          400,948
                                                    -------------------------------
         Total operating expenses                        5,838,321        6,077,502
                                                    -------------------------------

Operating income                                         1,032,319        1,055,573

Other income (deductions)
  Investment income                                          7,430            8,844
  Allowance for equity funds used during
    construction                                             3,456            2,106
  Other income less miscellaneous deductions                (1,914)          (4,737)
  Federal income tax                                        (3,248)          (1,852)
                                                    -------------------------------
         Total other income                                  5,724            4,361
                                                    -------------------------------

Income before interest charges                           1,038,043        1,059,934

Interest on long-term debt                                 304,939          312,748
Other interest                                              15,837           21,346
Allowance for borrowed funds used during
  construction                                              (1,647)          (1,071)
                                                    -------------------------------
         Net interest charges                              319,129          333,023
                                                    -------------------------------

Net income                                                 718,914          726,911
Preferred stock dividend requirements                       13,592           18,144
                                                    -------------------------------
Net income for common stock                          $     705,322    $     708,767
                                                    ===============================

Con Edison Sales
  Electric (Thousands of kilowatthours)
    Con Edison customers                                33,613,545       37,340,504
    Delivery service for Retail Choice                   6,700,909        1,326,182
    Delivery service to NYPA and others                  9,915,961        9,856,299
                                                    -------------------------------
      Total sales in service territory                  50,230,415       48,522,985
    Off-system and ESCO sales                            8,685,189        3,067,676
  Gas (dekatherms)
    Firm sales and transportation                       88,434,335       88,462,270
    Off-peak firm/interruptible                         14,316,439       20,347,677
                                                    -------------------------------
      Total sales to Con Edison customers              102,750,774      108,809,947
    Transportation of customer-owned gas
      NYPA                                               8,347,472        6,346,278
      Other                                             20,153,229       12,910,949
    Off-system sales                                    34,516,215       21,628,561
                                                    -------------------------------
      Total sales and transportation                   165,767,690      149,695,735
  Steam (Thousands of pounds)                           26,233,105       26,360,100


   The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                            1999           1998
                                                                            ----           ----
                                                                            (Thousands of Dollars)
Operating activities
   Net income                                                           $   580,932    $   607,158
   Principal noncash charges (credits) to income
      Depreciation and amortization                                         389,274        386,929
      Deferred recoverable fuel costs                                       (42,443)        76,890
      Federal income tax deferred                                          (449,519)        95,510
      Common equity component of allowance for funds
         used during construction                                            (2,710)        (1,687)
      Other non-cash charges (credits)                                       27,984         (4,696)
   Changes in assets and liabilities
      Accounts receivable-customer, less allowance for uncollectibles      (120,211)       (42,341)
      Materials and supplies, including fuel and gas in storage              51,567         15,398
      Prepayments, other receivables and other current assets              (206,069)      (157,571)
      Enlightened Energy program costs                                       26,652         38,103
      Power contract termination costs                                       (1,050)           904
      Cost of removal less salvage                                          877,078        (54,435)
      Accounts payable                                                      140,758        (58,517)
      Accrued income taxes                                                  165,010         80,508
      Other-net                                                             173,817         46,165
                                                                        -----------    -----------
          Net cash flows from operating activities                        1,611,070      1,028,318
                                                                        -----------    -----------

Investing activities including construction
      Construction expenditures                                            (435,527)      (414,249)
      Nuclear fuel expenditures                                              (4,394)        (4,462)
      Contributions to nuclear decommissioning trust                        (15,976)       (15,976)
      Common equity component of allowance for funds
        used during construction                                              2,710          1,687
       Divestiture of utility plant                                         719,080             --
                                                                        -----------    -----------
          Net cash flows from investing activities
            including construction                                          265,893       (433,000)
                                                                        -----------    -----------

Financing activities including dividends
      Repurchase of common stock                                           (672,702)      (102,178)
      Issuance of long-term debt                                            567,700        460,000
      Retirement of long-term debt                                         (225,000)      (100,000)
      Refunding of preferred stock                                               --        (74,156)
      Advance refunding of long-term debt                                  (300,000)      (705,240)
      Issuance and refunding costs                                          (13,971)        (8,544)
      Funds held for refunding of debt                                           --        328,874
      Common stock dividends                                             (1,211,930)      (373,356)
      Preferred stock dividends                                             (10,194)       (13,602)
      Corporate reorganization                                                   --       (121,404)
                                                                        -----------    -----------
          Net cash flows from financing activities
            including dividends                                          (1,866,097)      (709,606)
                                                                        -----------    -----------

Net increase (decrease) in cash and temporary
      cash investments                                                       10,866       (114,288)

Cash and temporary cash investments at beginning of period                   30,026        183,458
                                                                        -----------    -----------

Cash and temporary cash investments at September 30                     $    40,892    $    69,170
                                                                        ===========    ===========

Supplemental disclosure of cash flow information
          Cash paid during the period for:
            Interest                                                    $   247,017    $   240,016
            Income taxes                                                    638,450        145,935


   The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                        1999           1998
                                                                        ----           ----
                                                                      (Thousands of Dollars)
Operating activities
   Net income                                                       $   718,914    $   726,911
   Principal noncash charges (credits) to income
       Depreciation and amortization                                    520,171        515,136
       Deferred recoverable fuel costs                                  (43,045)        35,988
       Federal income tax deferred                                     (458,599)        61,880
       Common equity component of allowance for funds
         used during construction                                        (3,388)        (2,049)
       Other non-cash charges (credits)                                  43,978         (6,396)
Changes in assets and liabilities
  Accounts receivable-customer, less allowance for uncollectibles       (11,124)       (79,684)
  Materials and supplies, including fuel and gas in storage              53,829         22,393
  Prepayments, other receivables and other current assets              (100,800)       (17,938)
  Enlightened Energy program costs                                       37,975         32,460
  Power contract termination costs                                       (1,050)       (14,671)
  Cost of removal less salvage                                          859,479        (79,939)
  Accounts payable                                                      141,126        (35,274)
  Accrued income taxes                                                   37,676          2,817
  Other-net                                                             224,384        143,357
                                                                    -----------    -----------
          Net cash flows from operating activities                    2,019,526      1,304,991
                                                                    -----------    -----------

Investing activities including construction
   Construction expenditures                                           (640,123)      (634,809)
   Nuclear fuel expenditures                                             (6,988)        (8,638)
   Contributions to nuclear decommissioning trust                       (21,301)       (18,103)
   Common equity component of allowance for funds
     used during construction                                             3,388          2,049
   Investments other than temporary cash investments                    719,080             --
                                                                    -----------    -----------
          Net cash flows from investing activities
            including construction                                       54,056       (659,501)
                                                                    -----------    -----------

Financing activities including dividends
   Repurchase of common stock                                          (685,771)      (102,178)
   Issuance of long-term debt                                           567,700        790,000
   Retirement of long-term debt                                        (325,000)      (102,630)
   Refunding of preferred stock                                           5,751        (74,156)
   Advance refunding of long-term debt                                 (300,000)      (705,240)
   Issuance and refunding costs                                         (14,290)       (15,462)
   Common stock dividends                                            (1,335,519)      (496,913)
   Preferred stock dividends                                            (14,731)       (18,203)
   Corporate reorganization                                                  --       (121,404)
                                                                    -----------    -----------
          Net cash flows from financing activities
            including dividends                                      (2,101,860)      (846,186)
                                                                    -----------    -----------

Net increase (decrease) in cash and temporary cash investments          (28,278)      (200,696)

Cash and temporary cash investments at beginning of period               69,170        269,866

                                                                    -----------    -----------
Cash and temporary cash investments at September 30                 $    40,892    $    69,170
                                                                    ===========    ===========

Supplemental disclosure of cash flow information
          Cash paid during the period for:
             Interest                                               $   292,956    $   303,188
             Income taxes                                               867,640        334,179


   The accompanying notes are an integral part of these financial statements.

                      ORANGE AND ROCKLAND UTILITIES, INC.
                           CONSOLIDATED BALANCE SHEET
       AS AT SEPTEMBER 30, 1999, DECEMBER 31, 1998,AND SEPTEMBER 30, 1998

                                                                                                     As At
                                                                          ----------------------------------------------------------
                                                                          September 30, 1999   December 31, 1998  September 30, 1998
                                                                          ----------------------------------------------------------
ASSETS                                                                                            (Thousands of Dollars)
Utility plant, at original cost
    Electric                                                                      $  645,303          $1,065,912          $1,059,009
    Gas                                                                              258,629             246,845             241,294
    Common                                                                           104,028             103,064              95,513
                                                                          ----------------------------------------------------------
         Total                                                                     1,007,960           1,415,821           1,395,816
    Less: accumulated depreciation                                                   341,914             498,652             497,679
                                                                          ----------------------------------------------------------
         Net                                                                         666,046             917,169             898,137
    Construction Work In Progress                                                     26,982              34,401              46,807
                                                                          ----------------------------------------------------------
                Net utility plant                                                    693,028             951,570             944,944
                                                                          ----------------------------------------------------------

Current assets:
    Cash and cash equivalents                                                         81,593               6,143               5,067
    Customer accounts receivable, less allowance for
         uncollectable accounts of $5,235, $3,686,
         and $3,139                                                                   59,482              57,095              64,911
    Other accounts receivable, less allowance for
         uncollectable accounts of $1,380, $286,
         and $269                                                                     17,786              16,173              11,320
    Fuel, at average cost                                                                454               7,255               6,037
    Gas in storage, at average cost                                                   13,707              12,097              11,835
    Materials and supplies, at average cost                                            4,319              14,809              15,092
    Prepayments                                                                       21,571              28,432              43,137
    Other current assets                                                              23,361              24,355              23,359
                                                                          ----------------------------------------------------------
               Total current assets                                                  222,273             166,359             180,758
                                                                          ----------------------------------------------------------

Investments
    Non-Utility Property                                                               6,790               7,780              11,664
    Accumulated Depreciation - Non-Utility                                             3,343                 252               1,226
                                                                          ----------------------------------------------------------
                Total investments                                                      3,447               7,528              10,438
                                                                          ----------------------------------------------------------

Deferred charges
    Deferred revenue taxes                                                            10,529              11,915              11,617
    Deferred other postretirement benefit
         and pension costs                                                            44,737               4,097               7,631
    Accrued Utility Revenue                                                           28,179              28,489              18,920
    Unamortized debt expense                                                          10,856              10,840              10,431
    Other deferred charges                                                            33,377              53,012              35,754
                                                                          ----------------------------------------------------------
              Total deferred charges                                                 127,678             108,353              84,353
                                                                          ----------------------------------------------------------

Regulatory asset - future federal income taxes                                        43,005              74,330              73,770
                                                                          ----------------------------------------------------------
                      Total                                                       $1,089,431          $1,308,140          $1,294,263
                                                                          ==========================================================

The accompanying notes are an integral part of these financial statements.

                      ORANGE AND ROCKLAND UTILITIES, INC.
                           CONSOLIDATED BALANCE SHEET
       AS AT SEPTEMBER 30, 1999, DECEMBER 31, 1998,AND SEPTEMBER 30, 1998

                                                                                                    As At
                                                                       ------------------------------------------------------------
                                                                       September 30, 1999    December 31, 1998   September 30, 1998
                                                                       ------------------------------------------------------------
Capitalization and Liabilities                                                              (Thousands of Dollars)
Capitalization:
      Capital stock                                                           $         5          $    67,599          $    67,598
      Premium on capital stock                                                    354,798              132,321              132,317
      Capital stock expense                                                           (26)              (6,045)              (6,045)
      Retained earnings                                                           (26,092)             186,520              188,140
                                                                       ------------------------------------------------------------
Total common shareholders' equity                                                 328,685              380,395              382,010
      Long term debt                                                              402,226              357,156              356,637
                                                                       ------------------------------------------------------------
                            Total capitalization                                  730,911              737,551              738,647
                                                                       ------------------------------------------------------------

Non-current Liabilities:
      Reserve for claims and damages                                                8,484                4,078                4,756
      Provision for rate refunds                                                   26,820                1,223                  572
      Postretirement benefits                                                      42,749                9,759               12,852
      Pension cost                                                                 24,533               47,481               46,487
                                                                       ------------------------------------------------------------
                        Total Non-current Liabilities                             102,586               62,541               64,667
                                                                       ------------------------------------------------------------

Current Liabilities:
      Notes payable and obligations due within one year                                --              150,740              133,193
      Preferred stock redeemed                                                         --               43,516               43,360
      Accounts payable                                                             67,562               60,573               72,747
      Accrued Federal income and other taxes                                        3,998                  516                4,174
      Deferred fuel costs                                                          (1,573)               6,609                  (19)
      Refunds to customers                                                          7,126                4,838                  572
      Other current liabilities                                                     7,087               18,871               21,499
                                                                       ------------------------------------------------------------
                          Total current liabilties                                 84,200              285,663              275,526
                                                                       ------------------------------------------------------------

Provisions related to future federal income taxes
      and other deferred credits
      Deferred Federal income taxes                                               124,068              197,698              195,574
      Deferred investment tax credits                                               7,459               13,654               13,904
      Regulatory obligation - Pensions                                             22,546                   --                   --
      Other Deferred Credits                                                       17,661               11,033                5,945
                                                                       ------------------------------------------------------------
                           Total deferred credits                                 171,734              222,385              215,423
                                                                       ------------------------------------------------------------

                                    Total                                     $ 1,089,431          $ 1,308,140          $ 1,294,263
                                                                       ============================================================

The accompanying notes are an integral part of these financial statements.

                       ORANGE AND ROCKLAND UTILITIES, INC.
                          CONSOLIDATED INCOME STATEMENT
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                 1999                     1998
                                                                                 ----                     ----
                                                                                    (Thousands of Dollars)
Operating revenues
     Electric                                                                 $   157,503              $   159,173
     Gas                                                                           12,731                   12,792
     Diversified                                                                       44                      150
                                                                              ------------------------------------
                        Total operating revenues                                  170,278                  172,115
                                                                              ------------------------------------

Operating expenses
     Purchased power                                                               63,319                   14,032
     Fuel                                                                             (84)                  30,335
     Gas purchased for resale                                                       5,759                    6,390
     Purchases from Con Ed                                                             --                      828
     Other operations                                                              34,999                   40,195
     Maintenance                                                                    7,833                    9,081
     Depreciation and amortization                                                  6,739                    9,162
     Taxes, other than federal income tax                                          17,582                   23,314
     Federal income tax                                                             9,052                   11,875
                                                                              ------------------------------------
                        Total operating expenses                                  145,199                  145,212
                                                                              ------------------------------------

Operating income                                                                   25,079                   26,903

Other income (deductions)
     Investment income                                                              1,857                      165
     Allowance for equity funds used during construction                                8                       (7)
     Other income and deductions                                                     (142)                    (264)
     Taxes, other than federal income tax                                             (93)                     (70)
    Federal income tax                                                               (484)                     305
                                                                              ------------------------------------
                           Total other income                                       1,146                      129
                                                                              ------------------------------------

Income before interest charges                                                     26,225                   27,032
Interest Charges
   Interest on long-term debt                                                       7,030                    6,240
   Other interest                                                                     348                    2,352
   AFUDC - borrowed funds                                                             (60)                      (9)
                                                                              ------------------------------------
                         Total interest charges                                     7,318                    8,583
                                                                              ------------------------------------

Net income                                                                         18,907                   18,449
Preferred and preference stock requirements                                            --                      861
                                                                              ------------------------------------
Net income for common stock                                                   $    18,907              $    17,588
                                                                              ====================================

Orange And Rockland Sales & Deliveries
   Electric - Thousands of killowatthours (Mwhr's)
      O&R Customers                                                             1,473,895                1,273,426
      Off-system sales                                                                928                  126,376
                                                                              ------------------------------------
                   Total Electric Sales & Deliveries                            1,474,823                1,399,802
                                                                              ------------------------------------

   Gas - Thousands of cubic feet  (Mcf's)                                       2,993,516                3,033,114
                                                                              ------------------------------------

The accompanying notes are an integral part of these financial statements.

                       ORANGE AND ROCKLAND UTILITIES, INC.
                          CONSOLIDATED INCOME STATEMENT
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                              1999                    1998
                                                                              ----                    ----
                                                                                (Thousands of Dollars)
Operating revenues
     Electric                                                            $    359,214             $    381,016
     Gas                                                                      113,284                   95,226
     Diversified                                                                  661                      508
                                                                         -------------------------------------
                        Total operating revenues                              473,159                  476,750
                                                                         -------------------------------------

Operating expenses
     Purchased power                                                           86,383                   40,957
     Fuel                                                                      43,504                   71,636
     Gas purchased for resale                                                  62,703                   49,401
     Purchases from Con Ed                                                        100                    1,358
     Other operations                                                         138,731                  108,494
     Maintenance                                                               26,443                   27,111
     Depreciation and amortization                                             25,960                   26,527
     Taxes, other than federal income tax                                      63,838                   68,679
     Federal income tax                                                         3,631                   21,490
                                                                         -------------------------------------
                        Total operating expenses                              451,293                  415,653
                                                                         -------------------------------------

Operating income                                                               21,866                   61,097

Other income (deductions)
     Investment income                                                          2,089                    1,277
     Allowance for equity funds used during construction                           23                       (4)
     Other income and deductions                                               53,181                     (728)
     Taxes, other than federal income tax                                        (251)                    (209)
     Federal income tax                                                       (40,965)                     397
                                                                         -------------------------------------
                           Total other income                                  14,077                      733
                                                                         -------------------------------------

Income before interest charges                                                 35,943                   61,830
Interest Charges
   Interest on long-term debt                                                  20,431                   18,769
   Other interest                                                               4,292                    6,836
   AFUDC - borrowed funds                                                        (177)                  (1,104)
                                                                         -------------------------------------
                         Total interest charges                                24,546                   24,501
                                                                         -------------------------------------

Net income                                                                     11,397                   37,329
Preferred and preference stock requirements                                       886                    2,260
                                                                         -------------------------------------
Net income for common stock                                              $     10,511             $     35,069
                                                                         =====================================

Orange And Rockland Sales & Deliveries
   Electric - Thousands of killowatthours (Mwhr's)
      O&R Customers                                                         3,727,678                3,252,858
      Off-system sales                                                        109,158                  434,941
                                                                         -------------------------------------
                   Total Electric Sales & Deliveries                        3,836,836                3,687,799
                                                                         -------------------------------------

   Gas - Thousands of cubic feet  (Mcf's)                                  19,207,086               17,350,066
                                                                         -------------------------------------

The accompanying notes are an integral part of these financial statements.

                       ORANGE AND ROCKLAND UTILITIES, INC.
                          CONSOLIDATED INCOME STATEMENT
             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                 1999                   1998
                                                                                 ----                   ----
Operating revenues
     Electric                                                              $    468,076             $    496,266
     Gas                                                                        153,677                  146,260
     Diversified                                                                    760                      757
                                                                           -------------------------------------
                        Total operating revenues                                622,513                  643,283
                                                                           -------------------------------------

Operating expenses
     Purchased power                                                             96,249                   59,029
     Fuel                                                                        64,982                   87,565
     Gas purchased for resale                                                    83,507                   78,826
     Purchases from Con Ed                                                          264                    1,358
     Other operations                                                           179,303                  145,472
     Maintenance                                                                 36,015                   35,685
     Depreciation and amortization                                               35,296                   35,301
     Taxes, other than federal income tax                                        85,471                   93,497
     Federal income tax                                                           4,653                   26,662
                                                                           -------------------------------------
                        Total operating expenses                                585,740                  563,395
                                                                           -------------------------------------

Operating income                                                                 36,773                   79,888

Other income (deductions)
     Investment income                                                            2,485                    1,277
     Allowance for equity funds used during construction                             31                      (28)
     Other income and deductions                                                 55,063                     (438)
     Taxes, other than federal income tax                                          (335)                    (279)
     Federal income tax                                                         (41,352)                     504
                                                                           -------------------------------------
                           Total other income                                    15,892                    1,036
                                                                           -------------------------------------

Income before interest charges                                                   52,665                   80,924
Interest Charges
   Interest on long-term debt                                                    26,667                   23,867
   Other interest                                                                 6,905                   10,467
   AFUDC - borrowed funds                                                            58                   (1,755)
                                                                           -------------------------------------
                         Total interest charges                                  33,630                   32,579
                                                                           -------------------------------------

Net income                                                                       19,035                   48,345
Preferred and preference stock requirements                                       1,423                    2,961
                                                                           -------------------------------------
Net income for common stock                                                $     17,612             $     45,384
                                                                           =====================================

Orange And Rockland Sales & Deliveries
   Electric - Thousands of killowatthours (Mwhr's)
      O&R Customers                                                           4,791,698                4,335,309
      Off-system sales                                                          219,898                  518,288
                                                                           -------------------------------------
                   Total Electric Sales & Deliveries                          5,011,596                4,853,597
                                                                           -------------------------------------

   Gas - Thousands of cubic feet  (Mcf's)                                    26,236,566               26,028,175
                                                                           -------------------------------------

The accompanying notes are an integral part of these financial statements.

                       ORANGE AND ROCKLAND UTILITIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                        1999                1998
                                                                                        ----                ----
                                                                                        (Thousands of Dollars)
Operating activities
     Net income                                                                      $  11,397            $  37,329
     Principle non-cash charges (credits) to income
        Depreciation and amortization                                                   25,960               26,527
        Deferred and refundable fuel and gas costs                                       1,730               (3,867)
        Federal income taxes deferred                                                  (45,777)               4,150
        Amortization of investment tax credit                                           (6,194)                (578)
        Common equity component of allowance
             for funds used during construction                                            (68)              (1,100)
        Other non-cash changes (credits)                                                31,427                   49
Changes in assets and liabilities
           Accounts receivables, net and accrued
              utility revenue                                                           (3,169)              10,292
           Materials and supplies                                                       15,681                2,305
        Other-net                                                                       20,442               (8,827)
                                                                                     ---------            ---------
                            Net cash flows from operating activities                    51,429               66,280
                                                                                     ---------            ---------

Investing activities including construction
        (Additions) / Retirements of plant                                             236,542              (36,752)
        Common equity component of allowance
             for funds used during construction                                             68                1,100
                                                                                     ---------            ---------
                            Net cash flows from investing activities
                                     including construction                            236,610              (35,652)
                                                                                     ---------            ---------

Financing activities including dividends
        Repurchase of Common stock                                                          --               (3,225)
        Issuance of long-term debt                                                      45,000                   --
        Retirement of long-term debt                                                    (2,354)                 (29)
        Repurchase of preferred & preference stock                                     (43,516)                  --
        Capital lease obligations                                                           --                 (120)
        Net borrowings (repayments) under
              short-term debt arrangements                                            (148,386)               2,575
        Dividends to parent (CEI)                                                      (45,000)                  --
        Common stock dividends                                                         (17,447)             (26,177)
        Preferred & preference stock dividends                                            (886)              (2,098)
                                                                                     ---------            ---------
                            Net cash flows from financing activities
                                      including dividends                             (212,589)             (29,074)
                                                                                     ---------            ---------

Net increase (decrease) in cash and temporary
        cash investments                                                                75,450                1,554

Cash and temporary cash investments at beginning of period                               6,143                3,513

                                                                                     ---------            ---------
Cash and temporary cash investments at September 30,                                 $  81,593            $   5,067
                                                                                     =========            =========

Supplemental Disclosure of cash flow information:
                            Cash paid during the year for:
                                      Interest                                       $  24,137            $  25,577
                                      Income Taxes                                      93,000               17,811

        The accompanying notes are an integral part of these statements.

                       ORANGE AND ROCKLAND UTILITIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR TWELVE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                        1999                 1998
                                                                                        ----                 ----
                                                                                          (Thousands of Dollars)
Operating activities
     Net income                                                                      $  19,035            $  48,345
     Principle non-cash charges (credits) to income
        Depreciation and amortization                                                   35,296               35,301
        Deferred and refundable fuel and gas costs                                     (42,734)               6,793
        Federal income taxes deferred                                                   (6,444)                (793)
        Amortization of investment tax credit                                            3,228               (5,482)
        Common equity component of allowance
             for funds used during construction                                            (26)              (1,726)
        Other non-cash changes (credits)                                                31,160                2,237
Changes in assets and liabilities
           Accounts receivables, net and accrued
              utility revenue                                                             (748)             (14,016)
           Materials and supplies                                                       14,486                5,488
        Other-net                                                                        3,357               (5,129)
                                                                                     ---------            ---------
                            Net cash flows from operating activities                    56,610               71,018
                                                                                     ---------            ---------

Investing activities including construction
        (Additions) / Retirements of plant                                             223,606              (62,916)
        Common equity component of allowance
             for funds used during construction                                             26                1,726
                                                                                     ---------            ---------
                            Net cash flows from investing activities
                                     including construction                            223,632              (61,190)
                                                                                     ---------            ---------

Financing activities including dividends
        Repurchase of Common stock                                                          --               (6,237)
        Issuance of long-term debt                                                      48,200               80,000
        Retirement of long-term debt                                                    (2,571)             (78,039)
        Repurchase of preferred & preference stock                                     (43,360)                  --
        Capital lease obligations                                                          (40)                (158)
        Net borrowings (repayments) under
              short-term debt arrangements                                            (133,193)              33,425
        Dividends to parent (CEI)                                                      (45,000)                  --
        Common stock dividends                                                         (26,167)             (34,963)
        Preferred & preference stock dividends                                          (1,585)              (2,820)
                                                                                     ---------            ---------
                            Net cash flows from financing activities
                                      including dividends                             (203,716)              (8,792)
                                                                                     ---------            ---------

Net increase (decrease) in cash and temporary
        cash investments                                                                76,526                1,036

Cash and temporary cash investments at beginning of period                               5,067                4,031

                                                                                     ---------            ---------
Cash and temporary cash investments at September 30,                                 $  81,593            $   5,067
                                                                                     =========            =========

Supplemental Disclosure of cash flow information:
                            Cash paid during the year for:
                                      Interest                                       $  30,292            $  32,065
                                      Income Taxes                                      96,200               17,811

        The accompanying notes are an integral part of these statements.

NOTE A - GENERAL

These footnotes accompany and form an integral part of (i) the interim consolidated financial statements of Consolidated Edison, Inc. (CEI) and its subsidiaries, including the regulated utility Consolidated Edison Company of New York, Inc. (Con Edison), the regulated utility Orange and Rockland Utilities, Inc. (O&R), which CEI acquired in July 1999, and several non-utility subsidiaries, (ii) the interim consolidated financial statements of Con Edison and its subsidiaries, and (iii) the interim consolidated financial statements of O&R and its subsidiaries. These financial statements are unaudited but, in the respective opinions of the managements of CEI, Con Edison and O&R, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited financial statements (including the notes thereto) included in the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1998 and the O&R Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - O&R

In July 1999, CEI completed its acquisition of O&R for $791.5 million in cash. CEI is accounting for the acquisition under the purchase method of accounting in accordance with generally accepted accounting principles.

CEI has recorded in its consolidated financial statements all of the assets and liabilities of O&R. The fair value of O&R's regulatory assets was assumed to approximate book value. All other assets and liabilities of O&R were adjusted to their estimated fair values. The approximately $437 million excess of the purchase price paid by CEI over the estimated fair value of net assets acquired and liabilities assumed was recorded as goodwill (CEI's O&R Goodwill) and is being amortized over 40 years. The effects of purchase accounting have not been "pushed down" to the separate books and records of O&R, but rather are reflected only in the consolidated financial statements of CEI. Costs to achieve the merger have been incurred by both CEI and O&R. In accordance with regulatory settlements, these costs have been deferred as regulatory assets and are being amortized over a 5-year period ending May 2004. Such costs may continue to be incurred for a period of one year following the consummation date of the merger.

The results of operations of O&R for the three months ended September 30, 1999 have been included in the consolidated income statement of CEI for the three months ended September 30, 1999. The unaudited pro forma consolidated CEI financial information shown below has been prepared based upon the historical consolidated income statements of CEI and O&R for the nine month period ended September 30, 1999 and the twelve month period ended December 31, 1998, giving effect to CEI's acquisition of O&R as if it had occurred at the beginning of each period. The historical information has been adjusted to reflect the amortization of CEI's O&R Goodwill for the entire period and the after-tax cost CEI would have incurred for financing the acquisition of O&R by issuing debt at the beginning of the period at an assumed 7% per annum interest rate. The pro forma information is not necessarily indicative of the results that CEI would have had if its acquisition of O&R had been completed prior to July 1999, or the results that CEI will have in the future.

(Dollars in Thousands, except
 per share amounts)
                                Nine Months Ended        Twelve Months Ended
                                September 30, 1999       December 31, 1998
                                -------------------------------------------

Revenues                         $  5,904,787              $  7,568,970

Operating Income                 $    795,717              $  1,082,336

Net Income                       $    539,038              $    710,730


Average Shares outstanding (000)      225,754                   234,308


EPS                              $       2.39              $       3.03


-----------------------




     As a result of the July 1999 acquisition of O&R by CEI, O&R recognized approximately $20.9 million of expenses for contractual termination benefits, workforce reductions and curtailment losses under employee benefit plans, including expenses to which Statement of Financial Accounting Standards No. 88 ("SFAS No. 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", applies. O&R also incurred $2.4 million of SFAS Nos. 88 and 106 costs in connection with the June 1999 sale of its electric generating assets, which amounts have been reflected in the in determination of the net gain from the sale of the generating assets. In addition, O&R paid the buyer $10.0 million with respect to certain pension and other post employment benefit costs and reduced O&R's pension and other post-retirement benefit liability by $10.0 million.

NOTE C  - CONTINGENCIES


INDIAN POINT

Nuclear generating units similar in design to Con Edison's Indian Point 2 unit have experienced problems that have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested, but the remaining service life of the steam generators is uncertain. The projected service life of the steam generators is reassessed periodically in the light of the inspections made during scheduled outages of the unit, the next of which is scheduled for 2000. Based on the latest available data and current NRC criteria, Con Edison estimates that steam generator replacement will not be required before 2002. Con Edison has replacement steam generators, which are stored at the site.
Replacement of the steam generators would require estimated additional expenditures of up to $100 million (exclusive of replacement power costs) and an outage of approximately three months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

The Settlement Agreement (described in Note A to the financial statements included in the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1998) does not contemplate the divestiture or transfer of Indian Point 2. The PSC has, however, initiated a proceeding to consider the future of nuclear generating facilities in New York State.


NUCLEAR INSURANCE

The insurance policies covering Con Edison's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of September 30, 1999, the highest amount that could be assessed for losses during the current policy year under all of the policies was $18.6 million. While assessments may also be made for losses in certain prior years, neither CEI nor Con Edison is aware of any losses in such years that it believes are likely to result in an assessment.

Under certain circumstances, in the event of nuclear incidents at facilities covered by the federal government's third-party liability indemnification program, Con Edison could be assessed up to $88.1 million per incident, of which not more than $10 million may be assessed in any one year.

ENVIRONMENTAL MATTERS

The normal course of operations of certain of CEI's subsidiaries, including Con Edison and O&R, necessarily involves activities and substances that expose the subsidiaries to potential liabilities under laws and regulations protecting the environment. Liabilities under these laws and regulations can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred. Sources of potential environmental liabilities include (but are not limited to) the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes and asbestos.

Superfund. By its terms Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Con Edison and O&R have received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by Con Edison and/or O&R (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of liability for these sites range from extremely preliminary to highly refined. At September 30, 1999, Con Edison had accrued a liability for these sites of approximately $$27.6 million and O&R had accrued a liability of approximately $0.8 million. There will be additional costs in amounts that are not presently determinable but may be material to the respective financial position, results of operations or liquidity of CEI, Con Edison and O&R.

Asbestos Claims. Suits have been brought in New York State and federal courts against Con Edison, O&R and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of Con Edison and O&R . Many of these suits have been disposed of without any payment by Con Edison or O&R , or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but CEI, Con Edison and O&R believe that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to CEI, Con Edison and O&R at this time, neither CEI, Con Edison nor O&R believe that these suits will have a material adverse effect on its respective financial position, results of operations or liquidity.

NOTE D -  FINANCIAL INFORMATION BY BUSINESS SEGMENT



                            CONSOLIDATED EDISON, INC.
                          SEGMENT FINANCIAL INFORMATION
                                     $000's

              FOR THE THREE MONTHS ENDED SEPTEMBER 30,1999 AND 1998

                                            Electric                          Gas
                                            --------                          ---
                                      1999            1998            1999            1998
                                      ----            ----            ----            ----
Sales revenues                     $2,005,653      $1,818,855      $  154,428      $  139,928
Intersegment revenues                  56,484          23,286             878             638
Depreciation and amortization         108,362         110,284          17,826          15,235
Operating income                      433,987         442,448          (1,963)          4,730

                                              Steam                           Other
                                              -----                           -----
                                      1999            1998            1999            1998
                                      ----            ----            ----            ----
Sales revenues                      $  66,808       $  62,946       $ 119,350       $  39,893
Intersegment revenues                     423             414              --             (10)
Depreciation and amortization           4,513           4,357           3,801             330
Operating income                       (7,539)         (5,109)         (1,204)         (3,666)

                                              Total
                                              -----
                                      1999            1998
                                      ----            ----
Sales revenues                     $2,346,239      $2,061,622
Intersegment revenues                  57,785          24,328
Depreciation and amortization         134,502         130,206
Operating income                      423,281         438,403

              FOR THE NINE MONTHS ENDED SEPTEMBER 30,1999 AND 1998

                                             Electric                         Gas
                                             --------                         ---
                                      1999            1998            1999            1998
                                      ----            ----            ----            ----
Sales revenues                     $4,361,696      $4,396,499      $  725,470      $  735,660
Intersegment revenues                 116,110          32,108           2,108           1,845
Depreciation and amortization         333,047         328,811          49,528          45,162
Operating income                      711,343         719,471         111,104         112,151

                                              Steam                           Other
                                              -----                           -----
                                       1999            1998            1999            1998
                                       ----            ----            ----            ----
Sales revenues                      $ 260,419       $ 255,747       $ 254,321       $  87,805
Intersegment revenues                   1,250           1,241             309             290
Depreciation and amortization          13,438          12,956           4,812             800
Operating income                       19,777          20,352         (10,790)        (10,959)

                                              Total
                                              -----
                                      1999            1998
                                      ----            ----
Sales revenues                     $5,601,906      $5,475,711
Intersegment revenues                 119,777          35,484
Depreciation and amortization         400,825         387,729
Operating income                      831,434         841,015

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                          SEGMENT FINANCIAL INFORMATION
                                     $000's

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                            Electric                          Gas
                                            --------                          ---
                                      1999            1998            1999            1998
                                      ----            ----            ----            ----
Sales revenues                     $1,900,467      $1,839,330      $  141,697      $  139,928
Intersegment revenues                   4,160           2,810             878             638
Depreciation and amortization         103,379         110,282          16,070          15,235
Operating income                      403,102         442,448           3,919           4,730

                                              Steam                          Total
                                              -----                          -----
                                      1999            1998            1999            1998
                                      ----            ----            ----            ----
Sales revenues                     $   66,808      $   62,946      $2,108,972      $2,042,204
Intersegment revenues                     423             414           5,461           3,862
Depreciation and amortization           4,513           4,357         123,962         129,874
Operating income                       (7,539)         (5,109)        399,482         442,069

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                            Electric                          Gas
                                            --------                          ---
                                      1999            1998            1999            1998
                                      ----            ----            ----            ----
Sales revenues                     $4,310,741      $4,420,513      $  712,739      $  735,660
Intersegment revenues                   9,555           8,093           2,108           1,845
Depreciation and amortization         328,064         328,811          47,772          45,162
Operating income                      680,458         719,471         116,986         112,151

                                             Steam                            Total
                                             -----                            -----
                                      1999            1998            1999            1998
                                      ----            ----            ----            ----
Sales revenues                     $  260,419      $  255,747      $5,283,899      $5,411,920
Intersegment revenues                   1,250           1,241          12,913          11,179
Depreciation and amortization          13,438          12,956         389,274         386,929
Operating income                       19,777          20,352         817,221         851,974

                       Orange and Rockland Utilities, Inc
                          Segment Financial Information
                                     $000's

             For The Three Months Ended September 30, 1999 and 1998

                                           Electric                         Gas
                                           --------                         ---
                                      1999          1998            1999            1998
                                      ----          ----            ----            ----
Sales Revenues                     $ 157,503     $ 159,173       $  12,731       $  12,792
Depreciation and amortization          4,982         7,648           1,756           1,493
Operating Income                      30,885        33,423          (5,882)         (6,270)

                                            Other                          Total
                                            -----                          -----
                                   $   1,999     $   1,998       $   1,999       $   1,998
                                   ---------     ---------       ---------       ---------
Sales Revenues                     $      44     $     151       $ 170,278       $ 172,115
Depreciation and amortization              1            21           6,739           9,162
Operating Income                          77          (251)         25,080          26,902

              For The Nine Months Ended September 30, 1999 and 1998

                                          Electric                         Gas
                                          --------                         ---
                                   $   1,999     $   1,998       $   1,999       $  1,998
                                   ---------     ---------       ---------       --------
Sales Revenues                     $ 359,214     $ 381,016       $ 113,284       $ 95,226
Depreciation and amortization         20,889        22,345           5,068          4,120
Operating Income                      19,733        55,524           3,676          6,140

                                           Other                          Total
                                           -----                          -----
                                   $ 1,999       $ 1,998         $   1,999       $   1,998
                                   -------       -------         ---------       ---------
Sales Revenues                     $   661       $   508         $ 473,159       $ 476,751
Depreciation and amortization            3            61            25,960          26,527
Operating Income                    (1,543)         (568)           21,865          61,096

NOTE E - DILUTED EARNINGS PER SHARE

CEI's earnings per share (EPS) calculations are in accordance with SFAS No. 128, "Earnings per Share". "Basic" EPS are computed by dividing net income for common shares by the average number of shares outstanding for the period. "Diluted" EPS are computed by dividing net income for common stock by the total average number of shares outstanding for the period plus the dilutive effect of outstanding stock options (applying the treasury stock method). Options to acquire approximately 1,261,000 CEI common shares at an exercise price higher than CEI's market price were excluded for the three, nine and twelve month periods.

-------------------------------------------------------------------------------
(Amounts in thousands, except    Three Months      Nine Months   Twelve Months
EPS)                              Ended Sept.      Ended Sept.   Ended Sept. 30,
                                   30,1999         30, 1999          1999
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Net Income for Common stock       $336,006        $579,052          $710,883
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Average number of common           220,293         225,754           227,469
shares outstanding - Basic
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Basic EPS                           $1.50           $2.56             $3.13
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Dilutive effect of                    454             546               597
outstanding stock options
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Average number of common            220,747         226,300           228,067
shares outstanding - Diluted
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Diluted EPS                         $1.50           $2.56             $3.12
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Consolidated Edison, Inc. (CEI) is a holding company, which operates only through its subsidiaries and has no material assets other than the stock of its subsidiaries. CEI's principal subsidiaries are regulated utilities: Consolidated Edison Company of New York, Inc. (Con Edison) and Orange and Rockland Utilities, Inc. (O&R). CEI also has several non-utility subsidiaries. In October 1999, CEI agreed to acquire Northeast Utilities. See "Liquidity and Capital Resources - NU Merger," below.

      The following discussion and analysis relates to the interim consolidated financial statements, included in Part I, Item 1 of this report, of (i) CEI and its subsidiaries (including Con Edison and, from its date of acquisition in July 1999, O&R) and (ii) Con Edison on a stand-alone basis. The O&R Management's Narrative Analysis of the Results of Operations, appearing following Part I,
Item 3 of this report, relates to the interim consolidated financial statements, included in Part I, Item 1 of this report, of O&R on a stand-alone basis. References in this report to the "Company" are to CEI and Con Edison, collectively.

      This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1998 (File Nos. 1-14514 and 1-1217, the Form 10-K) and in Part I, Item 2 of the combined CEI and Con Edison Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999 (the earlier 1999 Form 10-Qs). Reference is also made to the notes to the financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

      The acquisition by CEI of O&R in July 1999 (see "Liquidity and Capital Resources - O&R Acquisition," below) and sales by Con Edison of approximately 6,300 MW of its approximately 8,300 MW of electric generating assets in June and August 1999 (see "Liquidity and Capital Resources - PSC Settlement Agreement," below) are reflected in CEI's interim consolidated financial statements, and, in part, explain variations between balance sheet amounts at September 30, 1999 compared to amounts at December 31, 1998 or September 30, 1998 and variations between income statement amounts for the 1999 third quarter and the nine and twelve-month periods ended September 30, 1999 compared to the corresponding prior year periods. Also impacting reported amounts was the CEI common stock repurchase program (see Liquidity and Capital Resources," below).

LIQUIDITY AND CAPITAL RESOURCES

      Cash and temporary cash investments for CEI and Con Edison were as follows at the dates indicated (amounts shown in millions):

--------------------------------------------------------------------------------
                  September 30, 1999    December 31, 1998    September 30, 1998
--------------------------------------------------------------------------------
CEI                     $188.9               $102.3                $153.8
--------------------------------------------------------------------------------
Con Edison               $40.9                $30.0                 $69.2
--------------------------------------------------------------------------------

      No commercial paper was outstanding at September 30, 1999, December 31, 1998 or September 30, 1998. During the quarter ended September 30, 1999, Con Edison used net proceeds from the sale of electric generating assets to repay its commercial paper, continue the CEI common stock repurchase program (discussed below) and pay dividends to CEI. CEI used dividends received from Con Edison to repay the commercial paper issued to initially fund CEI's acquisition of O&R.

      Pursuant to the $1 billion CEI common stock repurchase program, during the third quarter of 1999, Con Edison purchased approximately 5.1 million shares of CEI common stock. From May 1998, when the program began, through September 30, 1999, Con Edison purchased a total of approximately 17.1 million CEI shares at an aggregate cost of $788.8 million. As of November 12, 1999, Con Edison had purchased approximately 18.6 million CEI shares at an aggregate cost of $844.8 million.

      In May 1999, CEI purchased 432,400 shares of its common stock (at an aggregate cost of approximately $19.8 million) to be used for exercises of options under CEI's 1996 Stock Option Plan. At September 30, 1999, approximately 323,700 of these shares remained available for future option exercises. See "Liquidity and Capital Resources - Sources of Liquidity - Stock Repurchases" in
Item 7 of the Form 10-K.

      In July 1999, Con Edison issued $292.7 million of 35-year adjustable rate tax-exempt debt, the proceeds of which, along with other Con Edison funds, were used in August 1999 to redeem $150 million of 7 1/4% Series 1989 C tax-exempt debt and $150 million of 7 1/2% Series 1990 A tax-exempt debt. In addition, Con Edison repaid at maturity $150 million of floating rate taxable debentures in July 1999 and $75 million of 7-year 6.5% debentures in September 1999.

           The ratio of earnings to fixed charges (for the twelve months ended on the date indicated) and common equity ratio (as of the date indicated) for CEI and Con Edison were as follows:

                               Sept. 30, 1999  December 31, 1998  Sept. 30, 1998
Earnings to fixed charges*:
           CEI                       4.32             4.29             4.22
           Con Edison                4.38             4.36             4.21
Common equity ratio:
           CEI                       54.8             58.4             58.0
           Con Edison                51.4             57.6             57.3

----------
     * The "earnings" component of the ratio of earnings to fixed charges includes net income plus federal income tax, federal income tax deferred, investment tax credits deferred and fixed charges. Fixed charges include interest on long-term debt and other interest expense, amortization of debt expense, discount and premium, and the interest component of rentals.

      The increase in interest coverage reflects higher pre-tax income and lower interest expense as a result of debt refundings. The decrease in equity ratio reflects the CEI common stock repurchase program and, in the case of Con Edison, dividends of net proceeds of electric generating asset sales to CEI.

      The increases at September 30, 1999 in CEI's accounts receivable - customer, less allowance for uncollectible accounts and CEI's allowance for uncollectible accounts at September 30, 1999 reflect primarily the O&R acquisition and increased billings from CEI's non-utility subsidiaries.

      Con Edison's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 27.5 days at September 30, 1999, compared with
28.0 days at December 31, 1998 and 26.3 days at September 30, 1998. Prior year ENDRO amounts have been restated to reflect a new method for calculating ENDRO that eliminates variations arising from the number of billing and collection days in each month.

     CEI's other receivables were higher at September 30, 1999 than at December 31, 1998 and September 30, 1998, reflecting the acquisition of O&R, increased billings to other utilities and a New York State sales tax refund.

      Materials and supplies decreased at September 30, 1999 compared to December 31, 1998 and September 30, 1998, reflecting the sales by Con Edison of electric generating assets and related inventories.

      Prepayments at September 30, 1999 include prepaid property tax of $154.7 million for CEI, including $134.9 million for Con Edison, compared with $21.4 million at December 31, 1998 and $167.0 million at September 30, 1998. Property taxes are generally prepaid on January 1 and July 1 of each year. The decrease in prepaid property tax at September 30, 1999 compared to September 30, 1998 reflects sales by Con Edison of electric generating assets. Prepayments at September 30, 1999 also reflect cumulative credits to pension expense for Con Edison of $119.7 million, compared with $62.0 million at December 31, 1998 and $39.5 million at September 30, 1998, resulting primarily from the amortization of past investment gains. See Note D to the financial statements included in
Item 8 of the Form 10-K.

      The increase in CEI's other investments reflects investments made by CEI's non-utility subsidiaries.

      For information about the goodwill recorded by CEI in connection with its acquisition of O&R, see the notes to the financial statements in Part I, Item 1 of this report.

      Recoverable fuel costs reflect the ongoing recovery of previously deferred amounts and the changes in volumes and unit costs of purchased power, fuel and gas purchased for resale discussed below in "Results of Operations."

     CEI's other deferred charges increased reflecting primarily its acquisition of O&R.

     The regulatory asset for future federal income tax decreased reflecting primarily the sales by Con Edison of electric generating assets. See Note I to the financial statements included in Item 8 of the Form 10-K.

     Other non-current liabilities include $237.0 million for unfunded other post-employment benefit (OPEB) obligations ($169.7 million for Con Edison and $67.3 for O&R) at September 30, 1999, $102.0 million at December 31, 1998 and $79.9 million at September 30, 1998. The Company's policy is to fund its estimated OPEB costs to the extent deductible under current tax limitations. See Note E to the financial statements included in Item 8 of the Form 10-K.

      The increase in accrued taxes reflects federal income taxes on gains on sales of electric generating assets. See "PSC Settlement Agreement," below.

Open Access and the Independent System Operator

      Reference is made to "Liquidity and Capital Resources - Open Access and the Independent System Operator" in Item 7 of the Form 10-K. The New York State Independent System Operator ("NYISO") is scheduled to start operation on November 18, 1999.


PSC Settlement Agreement

      Reference is made to "Liquidity and Capital Resources--PSC Settlement Agreement" in Item 7 of the Form 10-K and "Liquidity and Capital Resources--PSC Settlement Agreement" in Part I, Item 2 of the earlier 1999 Form 10-Qs.

      In June and August 1999, Con Edison completed the sales of approximately 6,300 MW of its approximately 8,300 MW of electric generating assets for an aggregate price of approximately $1.8 billion. Con Edison used net proceeds received from these sales to pay dividends to CEI, repay commercial paper and continue the CEI common stock repurchase program.

     The approximately 6,300 MW of electric generating assets sold had a net book value of approximately $940 million, and resulted in net after-tax gains of approximately $400 million. Pursuant to the Settlement Agreement, as amended by the July 1998 divestiture order of the New York Public Service Commission (PSC), Con Edison has retained for shareholders $50 million of the net after-tax gains and has applied $50 million of the net after-tax gains from the divestiture to reduce the net book value of the Indian Point 2 nuclear generating unit (Indian Point 2). The net gains in excess of $100 million have been deferred for disposition by the PSC.

      Con Edison has entered into contracts ("Transition Contracts") with the new owners of the generating assets to purchase capacity from them at least until the NYISO Installed Capacity (ICAP) market is operational and to obtain associated energy until the commencement of NYISO operations. See "Open Access and the Independent System Operator," above. Con Edison has submitted a petition to the PSC relating to the recovery of the difference in the cost of capacity under the Transition Contracts and the embedded costs of the divested capacity reflected in Con Edison's electric rates. Con Edison has proposed that any incremental cost be recovered either as a "cost of implementing divestiture" (which the Settlement Agreement provides is to be recovered from net divestiture proceeds) or through Con Edison's electric fuel adjustment clause. Con Edison estimates that the incremental capacity costs under the Transition Contracts if the NYISO ICAP market commences operation as now scheduled, in May 2000, would be about $75 million. In the event of a prolonged delay in the commencement of the NYISO ICAP market, additional incremental costs could be material.

O&R Acquisition

      Reference is made to "Liquidity and Capital Resources - Sources of Liquidity- Debt Financings - and - Acquisition" in Item 7 of the Form 10-K. In July 1999, CEI completed its acquisition of O&R for an aggregate purchase price of $791.5 million. CEI issued commercial paper to initially fund the acquisition, and repaid the commercial paper using dividends it received from Con Edison. For information about CEI's accounting for the acquisition, see the notes to financial statements in Part I, Item 1 of this report. (Also see the O&R Management's Narrative Analysis of the Results of Operations appearing following Part I, Item 3 of this report.)

NU Merger

      In October 1999, CEI agreed to acquire Northeast Utilities (NU) for a base price of $25 per NU common share (subject to adjustment as discussed below), payable 50 percent in cash and 50 percent in stock. To effect the acquisition, CEI will merge into a new parent holding company (New CEI) which was incorporated in Delaware and is also to be named Consolidated Edison, Inc., and a subsidiary of New CEI will merge into NU (collectively these mergers are referred to as the Merger). Upon completion of the Merger, the former holders of CEI and NU common shares will together own all of the outstanding shares of common stock of New CEI, and New CEI will in turn own all of the outstanding common shares of Con Edison, NU (which will continue to own its regulated utilities and non-utility subsidiaries), O&R and CEI's non-utility subsidiaries.

     The price to be paid for each NU common share is subject to adjustment as follows: (i) $1 per share will be added to the price if prior to the closing of the Merger NU enters into binding agreements and receives certain regulatory approvals with respect to the sale of certain nuclear facilities (the "divestiture condition") and (ii) $0.0034 per share will be added to the price for each day after August 5, 2000 through the date prior to the closing of the Merger. The stock consideration (i.e., the number of shares of New CEI common stock) to be received by NU shareholders in exchange for their NU shares will be determined by dividing the adjusted price to be paid for each NU share by a calculated average market price of CEI common shares over a specified period prior to the closing. The calculated average market price to be used in this determination is subject to a "price collar" of not more than $46 per share or less than $36 per share. If the divestiture condition is satisfied following the completion of the Merger but prior to December 31, 2000, the $1 per NU share referred to above would be separately paid by New CEI to the former NU shareholders in cash.

     The aggregate price to be paid to NU shareholders (including the value of the stock consideration), which is estimated to be not more than $3.8 billion, will depend upon the adjustments described above and the number of NU common shares outstanding at the completion of the Merger. It is expected that New CEI will account for the Merger under the purchase method of accounting in accordance with generally accepted accounting principles.

      CEI expects that the cash consideration to be paid to the NU shareholders will be funded from a combination of short-term borrowings, the issuance of new securities and dividends from subsidiaries.

     The Merger is subject to the approval of the shareholders of CEI and NU, federal and state regulatory approvals and certain conditions customary for transactions of this type. CEI expects to call a special meeting of its shareholders, to be held in early 2000, to vote on approval of the Merger. CEI plans to mail a joint proxy statement/prospectus, containing detailed information about the Merger, to its shareholders after New CEI's registration statement for the New CEI shares to be issued in connection with the Merger is filed with, and declared effective by, the Securities and Exchange Commission.

Nuclear Generation

      Reference is made to "Liquidity and Capital Resources--Nuclear Generation" in Item 7 of the Form 10-K. In mid-October 1999, Indian Point 2 returned to service from an unscheduled outage that commenced at the end of August 1999.

Financial Market Risks

      Reference is made to "Liquidity and Capital Resources--Financial Market Risks" in Item 7 of the Form 10-K. At September 30, 1999 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the Company.

Environmental Claims and Other Contingencies

     Reference is made to the notes to the financial statements in Part I, Item 1 in this report, Legal Proceedings in Part II, Item 1 of this report and to
Part I, Item 3, Legal Proceedings in the Form 10-K for information concerning potential liabilities of the Company arising from the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), from claims relating to alleged exposure to asbestos, and from certain other contingencies to which the Company is subject.

Year 2000 Readiness Disclosure

      Reference is made to "Liquidity and Capital Resources--Year 2000 Readiness Disclosure" in Item 7 of the Form 10-K and in Part I, Item 2 of the earlier 1999 Form 10-Qs. Con Edison has completed its Year 2000 program.

Forward-Looking Statements

      This discussion and analysis includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, the Merger, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations, regulatory policies or public policy doctrines, technological developments, any failure by Con Edison or others to successfully complete necessary changes to address Year 2000 problems, and other presently unknown or unforeseen factors.

RESULTS OF OPERATIONS

     CEI's net income for common stock for the 1999 third quarter and the nine and twelve-month periods ended September 30, 1999 was lower than the corresponding 1998 periods by $11.0 million, $1.9 million and $9.1 million, respectively. Earnings per share increased $0.01 per share, $0.08 per share and $0.06 per share, respectively. The increases in earnings per share reflect the CEI common stock repurchase program (see "Liquidity and Capital Resources," above).

     The results of operations of CEI include the results of Con Edison, CEI's non-utility subsidiaries and, starting in July 1999, O&R (see "Liquidity and Capital Resources - O&R Acquisition," above). Con Edison's earnings for the 1999 periods compared to the 1998 periods were favorably affected by higher electric sales resulting from the continued strength of the New York City economy, warmer than normal weather and increased availability of Con Edison's Indian Point 2 nuclear generating unit (see "Liquidity and Capital Resources - Nuclear Generation," above). These factors were offset by rate reductions implemented pursuant to the Settlement Agreement, the impact of Hurricane Floyd and its aftermath and increased electric distribution expenses associated with the very hot summer weather. Con Edison's earnings also reflect the effects of the sale by Con Edison of approximately 6,300 MW of its approximately 8,300 MW of electric generating assets (see "Liquidity and Capital Resources - PSC Settlement Agreement," above).

     A comparison of the results of operations of each of CEI, Con Edison and CEI's non-utility subsidiaries for the 1999 third quarter and the nine and twelve-month periods ended September 30, 1999 is shown on the tables that follow. For a comparison of the results of operations of O&R, see the O&R Management's Narrative Analysis of the Results of Operations appearing following
Part I, Item 3 of this report.

CEI

                                                            Increases (Decreases)
                          -------------------------------------------------------------------------------------------------------
                            Three Months Ended                 Nine Months Ended
                              Sept. 30, 1999                     Sept. 30, 1999                    Twelve Months Ended
                            Compared With Three                Compared With Nine                Sept. 30, 1999 Compared
                          Months Ended Sept. 30,               Months Ended Sept.               With Twelve Months Ended
                                   1998                             30, 1998                         Sept. 30, 1998
                          -------------------------------------------------------------------------------------------------------
                                  Amount          Percent             Amount        Percent               Amount           Percent
                                  ------          -------             ------        -------               ------           -------
                                                  (Amounts are for CEI and are in Millions)
Operating revenues                $284.6             13.8%            $126.2           2.3%                $(1.6)              --%
Purchased power-
 electric and steam                325.2            Large              211.8          21.1                 115.2              8.5
Fuel-electric and
 steam                             (92.8)           (45.7)            (112.2)        (24.3)               (129.2)           (21.7)
Gas purchased for
 resale                             19.9             32.6                2.1           0.6                 (46.8)            (9.6)
                                    ----                                 ---                               ------

Operating revenues
 less purchased
 power, fuel and gas
 purchased for resale
 (Net revenues)                     32.3              2.2               24.5           0.7                  59.2              1.2

Other operations and
 maintenance                        52.6             13.5               15.8           1.3                  54.1              3.4
Depreciation and
 amortization                        4.3              3.3               13.1           3.4                  15.7              3.0

Taxes, other than
 federal income tax                 (8.2)            (2.5)             (15.5)         (1.7)                (18.7)            (1.5)
Federal income tax                  (1.3)            (0.7)              20.7           6.5                  32.7              8.3
                                    -----                               ----                                ----

Operating income                   (15.1)            (3.4)              (9.6)         (1.1)                (24.6)            (2.3)

Other income less
 deductions and
 related federal
 income tax                         12.0            Large                6.6         Large                   6.1            Large

Net interest charges                 9.0             11.2                2.3           0.9                  (4.9)            (1.5)

Preferred stock
 dividend
 requirements                       (1.1)           (25.1)              (3.4)        (25.1)                 (4.5)           (25.1)
                                    -----                               -----                               -----

Net income for
 common stock                     $(11.0)            (3.2)%            $(1.9)         (0.3)%               $(9.1)           (1.3)%

Con Edison

                                                         Increases (Decreases)
                         ----------------------------------------------------------------------------------------------------------
                           Three Months Ended                 Nine Months Ended
                             Sept. 30, 1999                     Sept. 30, 1999                    Twelve Months Ended
                           Compared With Three                Compared With Nine                Sept. 30, 1999 Compared
                         Months Ended Sept. 30,               Months Ended Sept.               With Twelve Months Ended
                                  1998                             30, 1998                         Sept. 30, 1998
                         ----------------------------------------------------------------------------------------------------------
                                 Amount            Percent          Amount          Percent             Amount             Percent
                                 ------            -------          ------          -------             ------             -------
                                                 (Amounts are for Con Edison and are in Millions)
Operating revenues                $66.8              3.3%           $(128.0)         (2.4)%             $(262.4)            (3.7)%
Purchased power-
 electric and steam               253.2             78.7              129.8          13.0                  34.1              2.5
Fuel-electric and
 steam                            (92.7)           (45.6)            (112.2)        (24.3)               (129.1)           (21.7)
Gas purchased for
 resale                             3.6              7.4              (22.8)         (7.9)                (90.0)           (20.6)
                                    ---                               -----                               -----

Operating revenues
 less purchased
 power, fuel and gas
 purchased for resale
 (Net revenues)                   (97.3)            (6.6)            (122.8)         (3.4)                (77.4)            (1.6)

Other operations and
 maintenance                       (4.6)            (1.2)             (56.6)         (4.8)                (31.0)            (2.0)
Depreciation and
 amortization                      (5.9)            (4.5)               2.3           0.6                   5.1              1.0

Taxes, other than
 federal income tax               (30.4)            (9.3)             (42.6)         (4.6)                (50.8)            (4.2)
Federal income tax                (13.8)            (7.1)               8.8           2.7                  22.6              5.6
                                  -----                                 ---                                ----

Operating income                  (42.6)            (9.6)             (34.7)         (4.1)                (23.3)            (2.2)

Other income less
 deductions and
 related federal
 income tax                         5.1            Large                1.8          75.0                   1.4             31.8

Net interest charges                0.4              0.5               (6.7)         (2.7)                (13.9)            (4.2)

Preferred stock
 dividend
 requirements                      (1.1)           (24.4)              (3.4)        (25.0)                 (4.6)           (25.4)
                                   ----                                ----                                ----

Net income for
 common stock                    $(36.8)           (10.3)%           $(22.8)         (3.8)%               $(3.4)            (0.5)%

CEI's Non-Utility Subsidiaries

      CEI's results of operations include the net after-tax losses of its non-utility subsidiaries as follows (with amounts shown in millions):

                                         1999                   1998
                                         ----                   ----
                                  Amount     Per Share     Amount   Per Share
                                  ------     ---------     ------   ---------
Third Quarter                    $ (1.1)        $  --    $  (9.9)     $(.04)
Nine Months ended Sept. 30       $ (9.0)        $(.04)    $(15.0)     $(.06)
Twelve Months ended Sept. 30     $(12.4)        $(.05)    $(17.5)     $(.07)

      CEI's investment in its non-utility subsidiaries was $268.4 million at September 30, 1999. For additional information about CEI's non-utility subsidiaries, see "Non-Utility Subsidiaries" in Item 1 of the Form 10-K.

      For information about the operating segments of CEI, see the notes to the financial statements included in Part I, Item 1 of this report.

Third Quarter 1999 Compared with Third Quarter 1998

      The $32.3 million increase in CEI's net revenues (operating revenues less purchased power, fuel and gas purchased for resale) in the 1999 period compared to the 1998 period reflects the inclusion of $101.3 million of O&R net revenues in the 1999 period and a $28.3 million increase in the net revenues of CEI's non-utility subsidiaries, partially offset by a $97.3 million decrease in Con Edison's net revenues.

      CEI's non-utility net revenues increased in the 1999 period due primarily to participation in electric and gas retail access programs.

      Con Edison's electric, gas and steam net revenues decreased $95.3 million, $1.9 million and $0.1 million, respectively, in the 1999 period compared with the 1998 period.

      Con Edison's electric net revenues in the 1999 period were lower than in the 1998 period primarily as a result of the rate reductions that went into effect in April 1999, the third rate year of the PSC Settlement Agreement. See "Liquidity and Capital Resources--PSC Settlement Agreement--Rate Plan" in Item 7 of the Form 10-K.

      Con Edison's electric sales, excluding off-system sales, in the 1999 period compared with the 1998 period were:

                                            Millions of Kwhrs.
                                       3rd Quarter      3rd Quarter                    Percent
     Description                           1999            1998         Variation     Variation
     -----------                           ----            ----         ---------     ---------
Residential/Religious                     4,031           3,589            442          12.3
Commercial/Industrial                     5,612           6,562           (950)        (14.5)
Other                                       142             178            (36)        (20.2)

Total Full Service Customers              9,785          10,329           (544)         (5.3)

Retail Choice Customers                   2,744           1,306          1,438         Large

Sub-total                                12,529          11,635            894           7.7

NYPA, Municipal Agency
 and Other Sales                          2,754           2,616            138           5.3

Total Service Area                       15,283          14,251          1,032           7.2

      Electric sales in Con Edison's service area increased by 7.2 percent in the 1999 period compared to the 1998 period. The decrease in sales to Con Edison's full service (supply and delivery) customers in the 1999 period reflects Con Edison's electric Retail Choice (delivery only) program. See "Electric Operations-Changes" in Item 1 of the Form 10-K and "PSC Settlement Agreement," above.

      For the 1999 period, Con Edison's firm gas sales and transportation volumes increased 0.9 percent, and interruptible sales increased 2.8 percent, compared with the 1998 period. Under the current gas rate agreement, most weather-related variations in firm gas sales and transportation do not affect earnings. Transportation of customer-owned gas under Con Edison's gas Retail Choice program increased significantly during the 1999 period. See "Gas Operations-Gas Sales" in Item 1 of the Form 10-K. Gas transported for the New York Power Authority (NYPA) increased significantly in the 1999 period due to NYPA's use of gas fuel for its generation of electricity.

      After adjusting for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory increased
3.5 percent in the 1999 period, firm gas sales and transportation volume increased 0.3 percent and steam sales volume decreased 2.5 percent.

      Electric fuel costs decreased in the 1999 period due principally to a decrease in generation as result of sales by Con Edison of its electric generating assets. Electric purchased power costs increased in the 1999 period due to higher purchased volumes and increased unit cost. Electric fuel and purchased power costs reflect the availability of Indian Point 2 which was in service for most of the 1999 period but not in service for most of the 1998 period (see "Liquidity and Capital Resources - Nuclear Generation").

      The cost of gas purchased for resale in the 1999 period increased, reflecting higher sendout (and for CEI, its acquisition of O&R).

      Steam fuel costs increased due to higher unit cost and higher sendout. Steam purchased power costs also increased due to higher unit cost, partially offset by lower purchased volumes.

      The $52.6 million increase in CEI's other operations and maintenance (O&M) expenses in the 1999 period compared to the 1998 period reflects the inclusion of $42.8 million of O&R O&M expenses in the 1999 period and $17.1 million of increased O&M expenses of CEI's non-utility subsidiaries, partially offset by a $4.6 million decrease in Con Edison's O&M expenses. (Amounts exclude $2.7 million of eliminated intercompany expenses attributable to the O&R purchase.) Con Edison's O&M expenses decreased due primarily to lower expenses at Indian Point 2 and lower administrative and general expenses, offset partially by the expenses incurred in responding to Hurricane Floyd and its aftermath and by increased electric distribution expenses associated with the very hot summer weather.

      CEI's depreciation and amortization increased $4.3 million in the 1999 period compared to the 1998 period, reflecting amortization by CEI of $2.7 million of goodwill relating to its acquisition of O&R and inclusion of approximately $6.7 million of O&R depreciation and amortization in the 1999 period, partially offset by a $5.9 million decrease in Con Edison's depreciation and amortization as a result of its sales of electric generating assets.


      Taxes other than federal income tax decreased in the 1999 period compared to the 1998 period due principally to lower property taxes, which resulted from sales by Con Edison of electric generating assets, and lower sales taxes, which resulted from a New York State tax refund to Con Edison.

      Federal income tax decreased in the 1999 period compared to the 1998 period due to lower taxable income, partially offset by lower tax credits.

      CEI's net interest charges increased $9.0 million in the 1999 period compared to the 1998 period due primarily to interest on commercial paper issued to initially finance CEI's O&R acquisition.

Nine Months Ended September 30, 1999 Compared with
Nine Months Ended September 30, 1998

      The $24.5 million increase in CEI's net revenues in the 1999 period compared with the 1998 period reflects the inclusion of $101.3 million of O&R net revenues in the 1999 period and $46.0 million of increased net revenues of CEI's non-utility subsidiaries, partially offset by a $122.8 million decrease in Con Edison's net revenues. Con Edison's electric and gas net revenues decreased $128.0 million and $0.1 million, respectively, and its steam net revenues increased $5.3 million, in the 1999 period compared with the 1998 period.

      Con Edison's electric net revenues in the 1999 period were lower than in the corresponding 1998 period primarily as a result of the rate reductions that went into effect in April 1999 and April 1998, partially offset by higher sales resulting from continued strength in the New York City economy.

      Con Edison's electric sales, excluding off-system sales, for the 1999 period compared with the 1998 period were:

                                                       Millions of Kwhrs.
                                                                     Nine Months Ended                       Percent
    Description                 Nine Months Ended Sept. 30, 1999       Sept. 30, 1998       Variation        Variation
    -----------                 --------------------------------       --------------       ---------        ---------
Residential/Religious                         9,224                         8,671                553             6.4%
Commercial/Industrial                        15,731                        18,954             (3,223)          (17.0)
Other                                           404                           495                (91)          (18.4)

Total Full Service Customers                 25,359                        28,120             (2,761)           (9.8)

Retail Choice Customers                       5,610                         1,326              4,284           Large

Sub-total                                    30,969                        29,446              1,523             5.2

NYPA, Municipal Agency
 and Other Sales                              7,483                         7,422                 61             0.8

Total Service Area                           38,452                        36,868              1,584             4.3%

      Electric sales in Con Edison's service area increased by 4.3 percent in the 1999 period compared to the 1998 period. The decrease in sales to Con Edison's full service (supply and delivery) customers in the 1999 period reflects Con Edison's electric Retail Choice (delivery only) program.

      For the 1999 period, Con Edison's firm gas sales and transportation volumes increased 6.2 percent, and interruptible sales decreased 22.5 percent. Transportation of customer-owned gas under Con Edison's gas Retail Choice program increased significantly during the 1999 period. Gas transported for NYPA increased in the 1999 period due to NYPA's use of gas fuel for its generation of electricity.

      Steam sales volume increased 6.2 percent compared with the 1998 period as a result of somewhat colder weather in 1999 as compared to 1998.

      After adjustment for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory in the 1999 period increased 2.7 percent. Similarly adjusted, firm gas sales and transportation volume increased 1.7 percent and steam sales volume decreased 1.5 percent.

      Electric fuel costs decreased in the 1999 period compared to the 1998 period due to a decrease in the unit cost of fuel, partially offset by an increase in generation. Electric purchased power costs increased in the 1999 period, reflecting increased purchased volumes and higher unit cost of purchases. Electric fuel and purchased power costs reflect the availability of Indian Point 2 which was in service for most of the 1999 period but not in service for most of the 1998 period (see "Liquidity and Capital Resources - Nuclear Generation," above) and sales by Con Edison of its electric generating assets.

      The $2.1 million increase in CEI's cost of gas purchased for resale in the 1999 period compared to the 1998 period reflects inclusion in the 1999 period of $5.8 million of O&R cost of gas purchased for resale and a $19.2 million increase in the cost of gas purchased for resale by CEI's non-utility subsidiaries, partially offset by a $22.8 million decrease in Con Edison's cost of gas purchased for resale. The decrease in Con Edison's cost of gas purchased for resale reflects lower unit cost of purchases, partially offset by higher sendout. Steam fuel costs increased, reflecting increased generation, partially offset by lower unit cost. Steam purchased power costs decreased as a result of decreased purchased volumes and lower unit cost of purchases.

      The $15.8 million increase in CEI's O&M expenses in the 1999 period compared to the 1998 period reflects the inclusion in the 1999 period of $42.8 million of O&R O&M expenses and $31.8 million of increased O&M expenses of CEI's non-utility subsidiaries, partially offset by a $56.6 million decrease in Con Edison's O&M expenses. (Amounts exclude $2.2 million of eliminated intercompany expenses.) Con Edison's O&M expenses decreased due primarily to lower nuclear expenses and lower administrative and general expenses, offset partially by the expenses incurred in responding to Hurricane Floyd and its aftermath and by increased electric distribution expenses associated with the very hot summer weather.

      CEI's depreciation and amortization increased $13.1 million in the 1999 period compared to the 1998 period, reflecting amortization by CEI of $2.7 million of goodwill relating to its acquisition of O&R, inclusion of approximately $6.7 million of O&R depreciation and amortization and a $2.3 increase in Con Edison's depreciation and amortization reflecting principally higher average plant balances.

      Taxes other than federal income tax decreased in the 1999 period compared to the 1998 period due principally to lower property taxes, which resulted from sales by Con Edison of electric generating assets, lower sales taxes, which resulted from a refund received by Con Edison from New York State, and lower revenue taxes.

      Federal income tax increased in the 1999 period compared to the 1998 period due to higher taxable income and lower tax credits.


      CEI's net interest charges increased $2.3 million in the 1999 period compared to the 1998 period due primarily to interest on commercial paper issued to initially finance CEI's O&R acquisition, partially offset by a $6.7 million decrease in Con Edison's net interest charges that resulted primarily from the refunding of long-tem debt issues.

Twelve Months Ended September 30, 1999 Compared with
Twelve Months Ended September 30, 1998

      The $59.2 million increase in CEI's net revenues in the 1999 period compared with the 1998 period reflects the inclusion of $101.3 million of O&R net revenues in the 1999 period and a $35.3 million increase in the net revenues of CEI's non-utility subsidiaries, partially offset by a $77.4 million decrease in Con Edison's net revenues. Con Edison's electric and steam net revenues decreased $67.3 million and $8.2 million, respectively, and its gas net revenues increased $23.1 million, in the 1999 period compared with the 1998 period. Con Edison's net revenues in the 1998 period included $25.0 million in net revenues attributable to the non-utility subsidiaries. No such revenues were included in the 1999 period because, in connection with the January 1, 1998 establishment of CEI as the holding company for Con Edison, the non-utility subsidiaries of Con Edison were transferred to CEI.

      Con Edison's electric net revenues in the 1999 period were lower than in the 1998 period primarily as a result of the rate reductions that went into effect in April 1999 and April 1998, partially offset by higher sales resulting from continued strength in the New York City economy and warmer than normal 1999 summer weather.

     The increase in Con Edison's gas net revenues in the 1999 period compared to the 1998 period reflects principally the lower cost of gas purchased for resale (see fuel cost discussion, below).

      Con Edison's electric sales, excluding off-system sales, for the 1999 period compared with the 1998 period were:

                                                       Millions of Kwhrs.
                                                                       Twelve Months Ended                     Percent
    Description                 Twelve Months Ended Sept. 30, 1999       Sept. 30, 1998       Variation       Variation
    -----------                 ----------------------------------       --------------       ---------       ---------
Residential/Religious                         11,836                         11,292                 544           4.8%
Commercial/Industrial                         21,233                         25,404              (4,171)        (16.4)
Other                                            544                            645                (101)        (15.6)

Total Full Service Customers                  33,613                         37,341              (3,728)        (10.0)

Retail Choice Customers                        6,701                          1,326               5,375         Large

Sub-total                                     40,314                         38,667               1,647           4.3

NYPA, Municipal Agency
 and Other Sales                               9,916                          9,856                  60           0.6

Total Service Area                            50,230                         48,523               1,707           3.5%

      Electric sales in Con Edison's service area increased 3.5 percent in the 1999 period compared to the 1998 period. The decrease in sales to Con Edison's full service (supply and delivery) customers in the 1999 period reflects Con Edison's electric Retail Choice (delivery only) program.

      For the 1999 period, firm gas sales and transportation volumes were unchanged. Interruptible sales decreased 29.6 percent in the 1999 period compared to the 1998 period. Transportation of customer-owned gas under Con Edison's gas Retail Choice program increased significantly during the 1999 period. Gas transported for NYPA increased in the 1999 period due to NYPA's use of gas fuel for its generation of electricity.

      After adjustment for variations, primarily in weather and billing days in each period, electric sales volume in Con Edison's service territory in the 1999 period increased 2.6 percent. Similarly adjusted, firm gas sales and transportation volume increased 1.3 percent and steam sales volume decreased 1.3 percent.

      Electric fuel costs decreased in the 1999 period compared to the 1998 period due to a decrease in the unit cost of fuel, partially offset by an increase in generation. Electric purchased power costs increased in the 1999 period, reflecting higher unit cost of purchases, partially offset by decreased purchased volumes. Electric fuel and purchased power costs in the 1999 period reflect the availability of Indian Point 2 which was in service for most of the 1999 period but not in service for most of the 1998 period (see "Liquidity and Capital Resources - Nuclear Generation") and sales by Con Edison of its electric generating assets.

      The $46.8 million decrease in CEI's cost of gas purchased for resale in the 1999 period compared to the 1998 period reflects a $90 million decrease in Con Edison's cost of gas purchased for resale, partially offset by the inclusion of approximately $5.8 million of O&R cost of gas purchased for resale in the 1999 period and an increased cost of gas purchased for resale of $13.1 million by CEI's non-utility subsidiaries. The decrease in Con Edison's cost of gas purchased for resale reflects lower sendout and lower unit cost. In the 1998 period, Con Edison's cost of gas purchased for resale included $24.3 million attributable to the non-utility subsidiaries. Steam fuel costs decreased in the 1999 period due to a lower unit cost of fuel, partially offset by increased generation of steam by Con Edison. Steam purchased power costs decreased due to decreased purchased volumes and lower unit cost of purchases.

      The $54.1 million increase in CEI's O&M expenses in the 1999 period compared to the 1998 period reflects the inclusion of $42.8 million of O&R O&M expenses in the 1999 period and $40.7 million of increased O&M expenses of CEI's non-utility subsidiaries, partially offset by a $31 million decrease in Con Edison's O&M expenses. (Amounts exclude $2.6 million of eliminated intercompany expenses.) Con Edison's O&M expenses decreased in the 1999 period due primarily to lower nuclear expenses and lower administrative and general expenses. In the 1998 period, Con Edison's O&M expenses included $4.2 million attributable to the non-utility subsidiaries.

      Depreciation and amortization increased in the 1999 period due principally to higher average plant balances.

      Taxes other than federal income tax decreased in the 1999 period due principally to lower sales taxes as a result of a refund received by Con Edison from New York State and lower revenue taxes.

      Federal income tax increased in the 1999 period compared to the 1998 period due to higher taxable income and lower tax credits.

      CEI's net interest charges decreased $4.9 million in the 1999 period compared to the 1998 period due primarily to a $13.9 million decrease in Con Edison's net interest charges (resulting primarily from the refunding of long-tem debt issues), partially offset by interest associated with commercial paper issued to initially finance CEI's O&R acquisition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information about the primary market risks associated with the activities of CEI and Con Edison in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Liquidity and Capital Resources - Financial Market Risks" in Part 1, Item 2 of this report and
Item 7A of the Form 10-K.

O&R MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

      O&R, a wholly-owned subsidiary of CEI, meets the conditions specified in General Instruction H of Form 10-Q and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as CEI, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, this O&R Management's Narrative Analysis of the Results of Operations is included in this report and O&R has omitted from this report the information called for by Part 1, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Part 1, Item 3 (Quantitative and Qualitative Disclosure About Market Risk), Part II, Item 2 (Changes in Securities and Use of Proceeds), Part II, Item 3 (Defaults Upon Senior Securities) and Part II, Item 4 (Submission of Matters to a Vote of Security Holders).

      O&R's net income for common stock for the third quarter ended September 30, 1999 was $1.3 million higher than the corresponding 1998 period, and for the nine months and twelve months ended September 30, 1999 was $24.6 million and $27.8 million, respectively, lower than the corresponding 1998 periods. O&R's earnings reflect the sale of its electric generating assets, which was completed in June 1999, and costs relating to its acquisition by CEI, which was completed in July 1999.

      A comparison of the results of operations of O&R for the 1999 third quarter and the nine and twelve month periods ended September 30, 1999 are shown on the tables that follow. Starting in July 1999, O&R's results of operations are included in the results of operations of CEI. See "Results of Operations" in
Part I, Item 2 of this report.

                                                            Increases (Decreases)
                         -----------------------------------------------------------------------------------------------------------
                           Three Months Ended                 Nine Months Ended
                             Sept. 30, 1999                     Sept. 30, 1999                    Twelve Months Ended
                           Compared With Three                Compared With Nine                Sept. 30, 1999 Compared
                         Months Ended Sept. 30,               Months Ended Sept.               With Twelve Months Ended
                                  1998                             30, 1998                         Sept. 30, 1998
                         -----------------------------------------------------------------------------------------------------------
                                 Amount            Percent          Amount          Percent             Amount             Percent
                                 ------            -------          ------          -------             ------             -------
                                                  (Amounts are for O&R and are in Millions)
Operating revenues                $(1.8)            (1.1)%            $(3.6)         (0.8)%              $(20.8)            (3.2)%

Purchased power-electric           48.4            Large               44.1         104.4                  36.1             59.8
Fuel used in power
 generation                       (30.4)           (99.7)             (28.1)        (39.3)                (22.6)           (25.8)

Gas purchased for resale           (0.6)            (9.9)              13.3          26.9                   4.7              5.9

Operating revenues less
 purchased power, fuel
 and gas Purchased for resale
 (Net revenues)                   (19.2)           (16.0)             (32.9)        (10.5)                (39.0)            (9.4)

Other operations and
 maintenance                       (6.5)           (13.1)              29.6          21.8                  34.1             18.9
Depreciation and
 amortization                      (2.4)           (26.5)              (0.6)         (2.1)                   --               --

Taxes, other than
 federal income tax                (5.7)           (24.8)              (4.8)         (7.1)                 (8.0)            (8.6)
Federal income tax                 (2.8)           (23.8)             (17.9)        (83.1)                (22.0)           (82.6)

Operating income                   (1.8)            (6.8)             (39.2)        (64.2)                (43.1)           (54.0)

Other income less
 deductions and
 Related federal
 Income tax                         1.0            Large               13.3         Large                  14.9            Large

Net interest charges               (1.3)           (14.7)                --            --                   1.0              3.2

Preferred stock dividend
requirements                       (0.8)          (100.0)              (1.3)        (57.8)                 (1.4)           (53.6)

Net income for
 common stock                      $1.3              7.5%            $(24.6)        (70.0)%              $(27.8)           (61.2)%

Third Quarter 1999 Compared with Third Quarter 1998

      O&R's net operating revenues in the 1999 period were $19.2 million lower than in the 1998 period, primarily as a result of a $19.7 million decrease in electric net revenues. This decrease was attributable to rate decreases implemented in July and August designed to eliminate electric generation services from base rates in New York, New Jersey and Pennsylvania. Gas net revenues increased by $0.5 million, due to higher firm gas transportation deliveries for the period.

      O&R's total sales of electric energy during the 1999 period increased 5.4% compared to the 1998 period. This increase was due primarily to warmer weather and customer growth.

      O&R's total sales of gas to customers during the 1999 period decreased 1.3% compared to the 1998 period. The decrease was primarily due to the warmer weather.

      O&R's cost of fuel used in the production of electricity and energy purchased for resale increased $18.0 million in the 1999 period compared to the 1998 period. This increase was primarily attributable to capacity purchases made to replace the capacity of the electric generating assets sold in June 1999, higher customer sales, and increases in the cost of purchased energy.

      O&R's cost of gas purchased for resale decreased $0.6 million in the 1999 period compared to the 1998 period due primarily to lower firm sales for the period.

      O&R's O&M expenses decreased $6.5 million in the 1999 period compared to the 1998 period due primarily to the June 1999 sale by O&R of its electric generating assets.

      O&R's other income, net of interest charges and other deductions, increased by $2.3 million during the 1999 period compared to the 1998 period due primarily to interest income earned on proceeds received from the June 1999 sale of electric generating assets.

      O&R had no preferred stock dividend requirements in the 1999 period because it redeemed all outstanding shares of its preferred stock in April 1999.

Nine Months Ended September 30, 1999 Compared with
Nine Months Ended September 30, 1998

      O&R's net revenues in the 1999 period were $32.9 million lower than in the 1998 period. Electric net revenues were $37.8 million lower as a result of rate decreases implemented in July and August designed to eliminate electric generation services from base rates in New York, New Jersey and Pennsylvania. Additionally, O&R recorded revenues subject to refund in June 1999 to reflect the customers' share of proceeds from the sale of electric generating assets. Gas net revenues were $4.9 million higher due primarily to higher sales.

      O&R's total sales of electric energy during the 1999 period increased 4.0% compared to the 1998 period. This increase was due primarily to warmer weather and customer growth.

      O&R's total sales of gas to customers during the 1999 period increased 10.7% compared to the 1998 period. The increase in comparison to the prior year was primarily the result of much warmer than normal weather experienced during 1998. Revenues from O&R's gas sales to retail customers in New York are subject to a weather normalization clause that substantially eliminates the effect of weather on O&R's net gas revenues.

     O&R's cost of fuel used in the production of electricity and electricity purchased for resale increased $16 million in the 1999 period compared to the 1998 period. This increase was primarily attributable to capacity purchases made to replace the capacity of the electric generating assets sold in June 1999, higher customer sales, and increases in the cost of purchased energy.

      O&R's cost of gas purchased for resale increased $13.3 million in the 1999 period compared to the 1998 period due primarily to the higher volume of gas purchased for resale and increases in the price of gas.

      O&M expenses increased $29.6 million in the 1999 period compared to the 1998 period, due primarily to expenses related to the June 1999 sale of O&R's electric generating assets and the July 1999 acquisition by CEI. Non-recurring employee severance and pension costs for the period have been offset, in part, by the elimination of O&M expenses relating to electric generation function following the sale.

      O&R's other income, net of interest charges and other deductions, increased by $13.3 million during the 1999 period compared to the 1998 period due primarily to proceeds from the sale of generating assets offset by federal income tax.

      O&R's preferred stock dividend requirements in the 1999 period were lower than in the 1998 period because it redeemed all outstanding shares of its preferred stock in April 1999.

Twelve Months Ended September 30, 1999 Compared with
Twelve Months Ended September 30, 1998

      O&R's net revenues in the 1999 period were $39.0 million lower than in the 1998 period. Electric net revenues were $41.7 million lower as a result of rate decreases implemented in July and August designed to eliminate electric generation services from base rates in New York, New Jersey and Pennsylvania. Additionally, O&R recorded revenues subject to refund in June 1999 to reflect the customers' share of proceeds from the sale of electric generating assets. Gas net revenues were $2.7 million higher due primarily to higher sales, offset in part by lower incentive revenues earned for gas line losses.

      O&R's total sales of electric energy during the 1999 period increased 3.3% compared to the 1998 period. This increase was due primarily to warmer weather and customer growth.

      O&R's total sales of gas to customers during the 1999 period increased 0.8% compared to the 1998 period. This increase was due primarily to weather and customer growth.

      O&R's cost of fuel used in the production of electricity and energy purchased for resale increased $13.5 million in the 1999 period compared to the 1998 period. This increase was primarily attributable to capacity purchases made to replace the capacity of the electric generating assets sold in June 1999, higher customer sales, and increases in the cost of purchased energy.

      O&R's cost of gas purchased for resale increased $4.7 million in the 1999 period compared to the 1998 period due primarily to the higher volume of gas purchased for resale and increases in the price of gas.

      O&R's O&M expenses increased $34.1 million in the 1999 period compared to the 1998 period, due primarily to expenses related to the June 1999 sale of O&R's electric generating assets, the July 1999 acquisition by CEI, and startup costs associated with O&R's new customer billing system. Non-recurring employee severance and pension costs for the period have been offset, in part, by the elimination of O&M expenses relating to electric generation function following the sale.

      O&R's other income, net of interest charges and other deductions, increased by $13.9 million during the 1999 period compared to the 1998 period, due primarily to proceeds from the sale of generating assets offset by federal income tax.

      O&R's preferred stock dividend requirements in the 1999 period were lower than in the 1998 period because it redeemed all outstanding shares of its preferred stock in April 1999.

PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


Con Edison

            WASHINGTON HEIGHTS POWER OUTAGE

            Reference is made to  "Washington  Heights Power Outage" in Part II,
            Item 1, Legal Proceedings in the combined CEI and Con Edison Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1999.

            CHALLENGE TO THE SETTLEMENT AGREEMENT

            Reference is made to "Challenge to the Settlement Agreement" in Part I, Item 3, Legal Proceedings of the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1998 and in Part II, Item 1, Legal Proceedings in the combined CEI and Con Edison Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1999.

            In September 1999, Public Utility Law Project of New York, Inc. filed a motion with the Court of Appeals (the highest court in New York State) to appeal the lower courts' dismissal of its lawsuit against the PSC with respect to the PSC's "Competitive Opportunities" proceeding.

            SUPERFUND - ECHO AVENUE SITE

            Reference is made to "Superfund- Echo Avenue Site" in Part I, Item 3 , Legal Proceedings of the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1998 and in
            Part II, Item 1, Legal Proceedings in the combined CEI and Con Edison Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1999.

            Plaintiffs have appealed the court's July 1999 dismissal of the remaining claims against Con Edison.


            SUPERFUND - ARTHUR KILL TRANSFORMER SITE

            Reference is made to "Superfund-  Arthur Kill  Transformer  Site" in
            Part I, Item 3, Legal Proceedings of the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1998 and in Part II, Item 1, Legal Proceedings in the combined CEI and Con Edison Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1999.

            SUPERFUND - EDISON PROPERTIES SITE

            Reference is made to "Superfund- Edison Properties Site" in Part II,
            Item 1, Legal Proceedings in the combined CEI and Con Edison Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 1999.

            EMPLOYEES' CLASS ACTION

            Reference is made to "Employees' Class Action" in Part I, Item 3, Legal Proceedings of the combined CEI and Con Edison Annual Reports on Form 10-K for the year ended December 31, 1998.

            In September 1999, the court's magistrate judge issued a recommended decision recommending that a class be certified.



O&R

            HENNESSY, ET AL. V. PEOPLES, ET AL.

            Reference is made to Part II, Item 1, Legal Proceedings in O&R's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

            In September 1999, defendants filed a motion to dismiss the complaint and for sanctions against plaintiff and their counsel.

            CROSSROADS CONGENERATION CORPORATION V. O&R

            Reference is made to "Other Litigation" in Part I, Item 3, Legal Proceedings of O&R's Annual Report on Form 10-K for the year ended December 31, 1998.

            In September 1999, plaintiff filed a motion for summary judgment with the United States District Court for the District of New Jersey relating to its state contract claims. In October 1999, O&R filed its opposition to plaintiff"s motion.

            O&R ENVIRONMENTAL LITIGATION AND ADMINISTRATIVE PROCEEDINGS

            Reference is made to "Environmental Litigation and Administrative Proceedings" in Part I, Item 3, Legal Proceedings of O&R's Annual Report on Form 10-K for the year ended December 31, 1998 and in Part II, Item 1, Legal Proceedings in O&R's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)   EXHIBITS


CEI

Exhibit 2.1 Agreement and Plan of Merger,  dated October 13, 1999,  among
            CEI, Northeast Utilities and two wholly-owned direct or indirect subsidiaries of CEI. (Incorporated by reference to Exhibit 2 to CEI's Current Report on Form 8-K, dated October 13, 1999, in Commission File No. 1-14514.)

Exhibit 12.1 Statement of  computation  of CEI's ratio of earnings to fixed charges for the twelve-month periods ended
             September 30, 1999 and 1998.

Exhibit 27.1 Financial Data Schedule for CEI.*


Con Edison

Exhibit 10.2 Amendment,  dated July 27, 1999, to Employment  Contract, dated May 22, 1990, between Con Edison and Eugene R. McGrath.

Exhibit 12.2 Statement of computation of Con Edison's ratio of earnings to fixed charges for the twelve-month periods ended September 30, 1999 and 1998. (Incorporated by reference to
              Exhibit 12.2 to Con Edison's Registration Statement on Form S-3 (No. 333-90385).)

Exhibit 27.2  Financial Data Schedule for Con Edison.*


O&R

Exhibit 27.3  Financial Data Schedule for O&R.*


-----------
*To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.

(b)    REPORTS ON FORM 8-K

CEI filed a Current  Report on Form 8-K,  dated July 8, 1999,  reporting  (under
Item 5) the completion of its acquisition of O&R. O&R filed a Current Report on Form 8-K, dated July 8, 1999, reporting (under Item 1) the completion of its acquisition by CEI and (under Item 4) the appointment of PricewaterhouseCoopers LLP, CEI's independent accountants, as O&R's independent accountants. No other CEI, Con Edison or O&R Current Reports on Form 8-K were filed during the quarter ended September 30, 1999.

CEI filed a Current Report on Form 8-K, dated October 13, 1999, reporting (under
Item 5) that it had agreed to acquire Northeast Utilities.

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


                                    CONSOLIDATED EDISON, INC.

                                    CONSOLIDATED EDISON COMPANY
                                          OF NEW YORK, INC.



DATE: November 12, 1999             By:   JOAN S. FREILICH
                                          Joan S. Freilich
                                          Executive Vice President, Chief
                                          Financial Officer and Duly
                                          Authorized Officer



                                    ORANGE AND ROCKLAND UTILITIES, INC.



DATE: November 12, 1999             By:   HYMAN SCHOENBLUM
                                          Hyman Schoenblum
                                          Vice President, Chief Financial
                                          Officer and Duly Authorized Officer