Form 10-K405
period 1999-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC
filed 2000-03-30
CIK 1047862, 23632, 74778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 1999

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

                                                                       NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                     ON WHICH REGISTERED
CONSOLIDATED EDISON, INC.,
Common Shares ($ .10 par value)                                        New York Stock Exchange

CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.,
7 3/4% Quarterly Income Capital Securities (Series A
         Subordinated Deferrable Interest Debentures)                  New York Stock Exchange
7.35% Public Income NotES  (7.35% Debentures,
         Series 1999A) due 2039                                        New York Stock Exchange
$5 Cumulative Preferred Stock, without par value                       New York Stock Exchange
Cumulative Preferred Stock, 4.65% Series C ($100 par value)            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF EACH CLASS

CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.,
Cumulative Preferred Stock, 4.65% Series D ($100 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


The aggregate market value of the common equity of Consolidated Edison, Inc. ("Con Edison") held by non-affiliates of Con Edison, as of January 31, 2000, was approximately $ 7 billion. Not reflected in this amount are the 57,861 Con Edison Common Shares ($.10 par value) held by Con Edison's Directors who are the only stockholders of Con Edison, known to Con Edison, who might be deemed "affiliates" of Con Edison. As of February 29, 2000, Con Edison had outstanding 212,083,922 Common Shares ($.10 par value).

All of the outstanding common equity of Consolidated Edison Company of New York ("Con Edison of New York") and Orange and Rockland Utilities. Inc.("O&R") is held by Con Edison.


O&R MEETS THE CONDITIONS SPECIFIED IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Con Edison's definitive joint proxy statement for its 2000 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 1999, are incorporated in Part III of this report.

                                  FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed separately by three different registrants: Consolidated Edison, Inc. ("Con Edison"), Consolidated Edison Company of New York, Inc. ("Con Edison of New York") and Orange and Rockland Utilities, Inc. ("O&R"). Neither Con Edison of New York nor O&R makes any representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.


                                TABLE OF CONTENTS

                                                                                               Page
FORWARD-LOOKING STATEMENTS                                                                       5

PART I

ITEM 1.           Business                                                                       5
Con Edison                                                                                       6
                           Con Edison of New York                                                8
                           O&R                                                                   18

ITEM 2.           Properties
                           Con Edison                                                            21
                           Con Edison of New York                                                21
                           O&R                                                                   21

ITEM 3.           Legal Proceedings
                           Con Edison                                                            23
                           Con Edison of New York                                                23
                           O&R                                                                   29

ITEM 4.           Submission of Matters to a Vote of Security Holders                            None

                  Executive Officers of the Registrant
                           Con Edison                                                            31
                           Con Edison of New York                                                31
                           O&R                                                             Omitted*

PART II

ITEM 5.           Market for Registrant's Common Equity and Related Stockholder Matters
                           Con Edison                                                            35
                           Con Edison of New York                                              None
                           O&R                                                                 None

ITEM 6.           Selected Financial Data
                           Con Edison                                                            36
                           Con Edison of New York                                                36
                           O&R                                                             Omitted*




ITEM 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
                           Con Edison                                                            37
                           Con Edison of New York                                                47
                           O&R                                                             Omitted*

                  O&R Management's Narrative Analysis of the Results of Operations               55

ITEM 7A .         Quantitative and Qualitative Disclosures About Market Risk
                           Con Edison                                                            57
                           Con Edison of New York                                                57
                           O&R                                                                   57

ITEM 8.           Financial Statements and Supplementary Data                                    57
                           Con Edison                                                            61
                           Con Edison of New York                                                86
                           O&R                                                                   108

ITEM 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                           Con Edison                                                            None
                           Con Edison of New York                                                None
                           O&R                                                                   127

PART III

ITEM 10.          Directors and Executive Officers
ITEM 11.          Executive Compensation
ITEM 12.          Security Ownership of Certain Beneficial Owners and Management
ITEM 13.          Certain Relationships and Related Transactions
                           Con Edison                                                  Incorporated**
                           Con Edison of New York                                                 127
                           O&R                                                               Omitted*

PART IV

ITEM 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES                                                                                       137

-------------------
*    O&R is omitting the information pursuant to General Instruction I of Form
     10-K.

** Incorporated by reference from Con Edison's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 15, 2000.

                                            FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are statements of future expectations and not facts. Words such as "expects," "anticipates," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as those discussed under the caption "Forward-Looking Statements" in each of Con Edison's and Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

                                                      PART I

ITEM 1.  BUSINESS

CONTENTS OF ITEM 1                                                          PAGE

CON EDISON

         Corporate Overview                                                  6
         Northeast Utilities Merger                                          6
         Operating Segments                                                  6
         Regulation                                                          6
         Competition                                                         7
         Unregulated Subsidiaries                                            7
         Capital Requirements and Financing                                  7
         State Antitakeover Law                                              7
         Employees                                                           7

CON EDISON OF NEW YORK

         Corporate Overview                                                  8
         Operating Segments                                                  8
         Electric Operations                                                 8
         Gas Operations                                                      11
         Steam Operations                                                    12
         Regulation                                                          13
         Competition                                                         13
         Capital Requirements and Financing                                  13
         Fuel Supply                                                         14
         Environmental Matters                                               14
         Operating Statistics                                                16

O&R

         General Nature and Scope of Business                                18
         Operating Statistics                                                19

CON EDISON

CORPORATE OVERVIEW

Consolidated Edison, Inc. ("Con Edison"), incorporated in New York State in 1997, became the holding company for Consolidated Edison Company of New York, Inc. ("Con Edison of New York") on January 1, 1998 and acquired Orange and Rockland Utilities, Inc. ("O&R") in July 1999. Con Edison has no significant business operations other than those of its regulated utility subsidiaries, Con Edison of New York and O&R, and its unregulated subsidiaries.

NORTHEAST UTILITIES MERGER

In October 1999, Con Edison agreed to acquire Northeast Utilities ("Northeast") for an estimated aggregate price of not more than $3.8 billion. For information about the pending merger, see "Northeast Utilities Merger" in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of each of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

OPERATING SEGMENTS

Con Edison's principal business segments are its electric, gas and steam businesses. In 1999, electric, gas and steam operating revenues were 77.3 percent, 13.4 percent and 4.5 percent, respectively, of its operating revenues. For a discussion of the company's operating revenues and operating income for each segment, see "Results of Operations" in Con Edison's MD&A in Item 7(which information is incorporated herein by reference). For additional information about the segments, see Note N to the Con Edison financial statements in Item 8 (which information is incorporated herein by reference) and the discussions of the businesses of Con Edison of New York and O&R below in this Item 1.

REGULATION

Con Edison's utility subsidiaries are subject to extensive federal and state regulation, including by state utility commissions, the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission. Con Edison, itself, is not subject to such regulation except to the extent that the rules or orders of these agencies impose restrictions on relationships between Con Edison and its utility subsidiaries.

Con Edison is a " holding company" under the Public Utility Holding Company Act of 1935 ("PUHCA"). Con Edison is exempt from all provisions of PUHCA, except
Section 9(a)(2) (which requires SEC approval for a direct or indirect acquisition of 5 percent or more of the voting securities of any other electric or gas utility company) on the basis that Con Edison, Con Edison of New York and O&R are each organized and carry on their utility businesses substantially in the State of New York and that neither derives any material part of its income from a public utility company organized outside of the State of New York. This exemption is available even though Con Edison subsidiaries that are neither an "electric utility company" nor a "gas utility company" under PUHCA will engage in interstate activities. Con Edison is required to obtain SEC approval under
Section 9(a)(2) of PUHCA in connection with the Northeast merger. Consolidated Edison, Inc., a Delaware corporation and wholly-owned subsidiary of Con Edison into which Con Edison is merging as part of the Northeast merger, ("New Con Edison") will be required to be registered under Section 5 of PUHCA at the effective time of the merger. In that event, New Con Edison and its subsidiaries will become subject to PUHCA regulation with respect to, among other things, certain securities issuances and sales and acquisitions of utility assets or of securities of utility companies. PUHCA also limits the ability of registered holding company systems to engage in non-utility ventures and regulates the rendering of services by holding company affiliates to the system's utilities. PUHCA is not expected to have a material adverse impact on New Con Edison. Northeast is already regulated by and registered under PUHCA.

Although the SEC may, pursuant to PUHCA, require the divestiture of any business of the combined company that is not functionally related as a condition to approval of the merger, Con Edison believes that all of its post-merger non-utility activities will meet the requirements for retention by a registered holding company. The SEC may also review the question of whether the new system can retain both gas and electric utility operations. Based on recent orders issued by the SEC under PUHCA, Con Edison believes it will be permitted to retain all of the current utility operations of Con Edison and Northeast.

Con Edison has been and Con Edison (and, after completion of the Northeast merger, New Con Edison) is expected to continue to be impacted by legislative and regulatory developments. The electric and gas utility industries are undergoing restructuring, deregulation and increased competition. The utility subsidiaries of New Con Edison will be subject to extensive regulation in New York, Connecticut, Massachusetts, New Hampshire, New Jersey, Pennsylvania and other states. Changes in regulation or legislation applicable to the company's utility subsidiaries could have a material adverse effect on the company or New Con Edison. For information about changes affecting the company, see "Regulatory Matters" in the MD&As of Con Edison and Con Edison of New York in Item 7.

COMPETITION

Legislative and regulatory developments are promoting increased competition in the electric and gas utility businesses. For information about competition with respect to Con Edison of New York, see "Competition," below in the discussion of Con Edison of New York's business in this Item 1. Con Edison's unregulated subsidiaries are subject to competition and different business risks than Con Edison's utility subsidiaries.

UNREGULATED SUBSIDIARIES

Con Edison currently has four operating unregulated subsidiaries. For information about Con Edison's unregulated subsidiaries, see "Liquidity and Capital Resources - Unregulated Subsidiaries" and "Results of Operations" in Con Edison's MD&A in Item 7 (which information is incorporated herein by reference).

CAPITAL REQUIREMENTS AND FINANCING

For information about Con Edison's capital requirements, financing and securities ratings, see "Liquidity and Capital Resources - Capital Resources, Capital Requirements, Northeast Utilities Merger and Financial Market Risks" in Con Edison's MD&A in Item 7 (which information is incorporated herein by reference). Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

STATE ANTITAKEOVER LAW. New York State law provides that a "resident domestic corporation," such as Con Edison or Con Edison of New York, may not consummate a merger, consolidation or similar transaction with the beneficial owner of a 20 percent or greater voting stock interest in the corporation, or with an affiliate of the owner, for five years after the acquisition of the voting stock interest, unless the transaction or the acquisition of the voting stock interest was approved by the corporation's board of directors prior to the acquisition of the voting stock interest. After the expiration of the five-year period, the transaction may be consummated only pursuant to a stringent "fair price" formula or with the approval of a majority of the disinterested stockholders.

EMPLOYEES

Con Edison has no employees other than those of Con Edison of New York, O&R and Con Edison's unregulated subsidiaries (which at December 31, 1999 had 13,025, 1,061 and 183 employees, respectively). A collective bargaining agreement with the union representing about two-thirds of Con Edison of New York's employees expires in June 2000.

CON EDISON OF NEW YORK

CORPORATE OVERVIEW

Con Edison of New York, incorporated in New York State in 1884, is a subsidiary of Con Edison which has no significant subsidiaries of its own. Con Edison of New York provides electric service in all of New York City (except part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than 8 million. It also provides gas service in Manhattan, The Bronx and parts of Queens and Westchester, and steam service in part of Manhattan.

OPERATING SEGMENTS

Con Edison of New York's principal business segments are its regulated electric, gas and steam utility businesses. In 1999, electric, gas and steam operating revenues were 81.5 percent, 13.6 percent and 4.9 percent, respectively, of its operating revenues. For a discussion of the company's operating revenues and operating income for each segment, see "Results of Operations" in Con Edison of New York's MD&A in Item 7 (which information is incorporated herein by reference). For additional information about the segments, see Note M to the Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

ELECTRIC OPERATIONS

There have been and are continuing to be significant changes in Con Edison of New York's electric operations, including the establishment of the company's electric Retail Choice program under which customers are able to purchase electricity from other suppliers and the company's sale of approximately 6,300 MW of its approximately 8,300 MW of electric generating capacity. See "Regulatory Matters - Electric" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

         ELECTRIC SALES. Electric operating revenues were $5.7 billion in 1999 or 81.5 percent of Con Edison of New York's operating revenues. The percentages were 81.7 and 79.1, respectively, in the two preceding years. In 1999,64.6 percent of the electricity delivered by Con Edison of New York in its service area was sold by Con Edison of New York to its full-service customers, 15.7 percent was sold by other suppliers, including Consolidated Edison Solutions, Inc., an unregulated subsidiary of Con Edison, to the company's customers under its electric Retail Choice program and the balance was delivered to customers of the New York Power Authority ("NYPA ") and municipal electric agencies. For additional information about electricity sales, see "Operating Statistics," below, and "Results of Operations - Electric" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

         ELECTRIC PEAK LOAD AND CAPACITY. The electric peak load in Con Edison of New York's service area occurs during the summer air conditioning season. On July 6, 1999, the one-hour peak load was 11,850 thousand kilowatts ("MW"). This was a new record peak load for the service area. The 1999 peak load included an estimated 7,973 MW for Con Edison of New York's full-service customers, 2,015 MW for the company's customers participating in its electric Retail Choice program and 1,862 MW for NYPA's customers and municipal electric agency customers. The 1999 peak, if adjusted to historical design weather conditions, would have been 11,650 MW, 200 MW higher than the peak in 1998 when similarly adjusted. Con Edison of New York estimates that, under design weather conditions, the summer 2000 service peak load would be 11,825 MW, including an estimated 6,975 MW for Con Edison of New York's full- service customers, 3,000 for its electric Retail Choice program customers and 1,850 MW for NYPA's customers and municipal electric agency customers. "Design weather" for the electric system is a standard to which the actual peak load is adjusted for evaluation.

         ELECTRIC SUPPLY. Con Edison of New York has either generated the electric energy it sold, purchased the energy pursuant to firm power contracts from the buyers of the generating assets it sold in 1999 (the "1999 Buyers"), other utilities (including NYPA and Hydro-Quebec) or non-utility generators ("NUGs", sometimes referred to as independent power producers or "IPPs") or purchased non-firm economy energy.

In 1999, the company sold approximately 6,300 MW of its approximately 8,300 MW of electric generating capacity. See "Regulatory Matters - Electric" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

The sources of electric energy generated and purchased by Con Edison of New York during 1995 through 1999 were:

                                    1995             1996              1997             1998             1999
GENERATED:
  Fossil-Fueled*                    30.1%            22.7%             29.6%            33.0%            18.0%
  Nuclear (Indian Point 2)          10.8%            17.7%              7.3%             5.8%            16.3%
TOTAL GENERATED                     40.9%            40.4%             36.9%            38.8%            34.3%
FIRM PURCHASES:
  NYPA                               1.3%             2.0%              2.1%             2.8%             2.6%
  Hydro-Quebec                       5.8%             6.0%              2.4%             4.0%             1.6%
  Non-Utility Generators            29.9%            29.5%             35.9%            34.1%            34.1%
  1999 Buyers                         -                -                 -                -              13.8%
OTHER PURCHASES*                    22.1%            22.1%             22.7%            20.3%            13.6%
TOTAL PURCHASED                     59.1%            59.6%             63.1%            61.2%            65.7%
GENERATED & PURCHASED                100%             100%              100%             100%             100%

---------------
* During 1995 - 1997, Con Edison of New York, for a fee, generated electricity for others using as boiler fuel the gas that they provided. The amounts so generated represented 2.3 percent, 3.8 percent and 7.0 percent, respectively, of the electric energy generated and purchased by Con Edison of New York in 1997, 1996 and 1995. Con Edison of New York purchased a substantial portion of this energy for sale to its customers.

Con Edison of New York plans to meet its continuing obligation to supply electricity to its customers with electric energy obtained through the wholesale electric energy market administered by the New York Independent System Operator ("NYISO"). The company expects to retain the capacity from its remaining generating assets and the capacity under its contracts with NUGs and others and to bid or schedule associated electric energy in the NYISO electric energy market. For additional information about the NYISO, see "New York Independent System Operator," below. For information about the company's generating facilities, see Item 2 (which information is incorporated herein by reference).


INDIAN POINT 2. For information about Con Edison of New Yorks Indian Point 2 nuclear generating unit, including its ongoing auction process and current outage, see "Nuclear Generation" in the MD&As of Con Edison and Con Edison of New York in Item 7 and see Note G to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

         NEW YORK POWER AUTHORITY. NYPA supplies electricity to state and municipal customers in Con Edison of New York's service area with electricity from its Poletti fossil-fueled unit in Queens, New York, its Indian Point 3 nuclear unit in Westchester County and other NYPA sources. Electricity is delivered to these NYPA customers through Con Edison of New York's transmission and distribution facilities, and NYPA pays a delivery charge to Con Edison of New York.

         Con Edison of New York purchased portions of the output of Poletti and Indian Point 3 on a firm basis pursuant to arrangements that terminated effective January 1, 2000. Con Edison of New York also purchases firm capacity from NYPA's Blenheim-Gilboa pumped-storage generating facility in upstate New York. Con Edison of New York and NYPA also sell to each other energy on a non-firm basis.

         HYDRO-QUEBEC. Con Edison of New York has an agreement with Hydro-Quebec (a government-owned Canadian electric utility) for the five-year period ending March 2004 to purchase 400 MW of firm capacity during the months of April through October (the "Diversity Contract"). The amount and price of a "basic amount" of energy the company is entitled to purchase in each year is subject to negotiation with Hydro-Quebec. In accordance with the Diversity Contract, the company can also purchase additional energy during the summer, which it would be obligated to return to Hydro-Quebec during the following winter.

         NON-UTILITY GENERATORS. Con Edison of New York has contracts with NUGs for approximately 2,100 MW of electric generating capacity. Assuming performance by the NUGs, the company is obligated over the terms of the contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments. The capacity and other fixed payments under the contracts, which are estimated to total $477 million for 2000, gradually increase to approximately $600 million in 2013 and thereafter decline significantly. For additional information about Con Edison of New York's contracts with NUGs, including the recovery from customers of charges under the contracts, see Note H to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

         MUNICIPAL ELECTRIC AGENCIES. Westchester County and New York City maintain municipal electric agencies to purchase electric energy, including hydroelectric energy from NYPA. Con Edison of New York has entered into agreements with the County and City agencies whereby Con Edison of New York is delivering interruptible hydroelectric energy from NYPA's Niagara and St. Lawrence projects to electric customers designated by the agencies. These agreements each state that they may be terminated by either party upon either one year's prior notice or, in certain circumstances, upon 10 days' notice. A similar agreement, covering energy from NYPA's Fitzpatrick nuclear plant, provides for termination in 2010. For information on the amount of energy delivered, see "Operating Statistics," below.

         NEW YORK INDEPENDENT SYSTEM OPERATOR. Con Edison of New York and the other major electric utilities in New York State, including NYPA, are currently members of the New York Independent System Operator (the "NYISO") and the New York State Reliability Council. The mission of the NYISO, a not-for-profit organization, is to ensure the reliable, safe and efficient operation of the state's major transmission system, to provide open access non-discriminatory transmission services, and to administer an open, competitive and nondiscriminatory wholesale market for electricity in New York State. In December 1999, the NYISO assumed control and operation of the state's electric power grid from the New York Power Pool. The NYISO controls and operates most of the electric transmission facilities in the state as an integrated system. For the most part, the state's utilities continue to own, but not operate, their transmission facilities and receive regulated fees for the use of the facilities.

The mission of the Reliability Council, a not-for-profit organization, is to promote and preserve the reliability of electric service on the New York State Power System by developing, maintaining, and, from time-to-time, updating the Reliability Rules which shall be complied with by the NYISO and all entities engaging in electric transmission, ancillary services, energy and power transactions on the New York State Power System.

In February 2000, the Reliability Council proposed a new, lower required statewide installed reserve margin (IRM) for electric generating capacity that load serving entities are required to meet. The statewide IRM was reduced from 22 percent above peak load to 18 percent. This proposed change to the IRM requires the approval of the Federal Energy Regulatory Commission, which has yet to rule on that filing. Con Edison of New York has protested that change because of reliability concerns. The NYISO, which is responsible for converting the statewide IRM requirement into a locational IRM, has not changed the local IRM for the company's service area from the 18 percent that has been in effect. The company met its locational reserve requirement as to the peak load of its full service customers in 1999 and expects to meet it in 2000.


GAS OPERATIONS

There have been and are continuing to be significant changes in Con Edison of New York's gas operations in recent years, including the establishment of the company's gas Retail Choice program under which customers are able to purchase gas from other suppliers. See "Regulatory Matters - Gas" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

     GAS SALES. Gas operating revenues in 1999 were $944 million or 13.6 percent of Con Edison of New York's operating revenues. The percentages were 13.7 and 15.4, respectively, in the two preceding years. In 1999, 32 percent of the gas delivered by the company in its service area was sold by the company to its full-service (firm and interruptible) customers, 22 percent was sold by other suppliers, including Consolidated Edison Solutions, Inc., an unregulated subsidiary of Con Edison, to the company's gas Retail Choice and transportation customers and the balance was used as boiler fuel at the company's electric and steam generating plants (including gas used prior to the NYISO's commencement of operations by the buyers of the plants the company sold in 1999). For additional information about gas sales, see "Operating Statistics," below, and "Results of Operations - Gas" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

         GAS REQUIREMENTS. Firm demand for gas in Con Edison of New York's service area peaks during the winter heating season. The design criteria for the company's gas system assume severe weather conditions that have not occurred in the service area since 1934. Under these criteria, the company estimates that the requirements to supply its firm gas customers would amount to 57,600 thousand dekatherms (mdth) of gas during the November 1999/March 2000 winter heating season and that gas available to the company would amount to 88,600 mdth. For the November 2000/March 2001 winter heating season, the company estimates that the requirements would amount to approximately 56,000 mdth and that the gas available to the company would amount to approximately 88,600 mdth. As of March 15, 2000, the November 1999/March 2000 winter heating season peak day sendout to the company's customers was 1,200 mdth, which occurred on January 17, 2000. The company estimates that, under the design criteria, the peak day requirements for firm customers during the November 2000/March 2001 winter heating season would amount to approximately 811 mdth and expects that it would have sufficient gas available to meet these requirements.

         GAS SUPPLY. Con Edison of New York has contracts with suppliers for the firm purchase of natural gas. Charges under these contracts, which are based on formulas, indexes or subject to negotiation, are generally designed to approximate market prices. The contracts are for various terms extending to 2006. The company also has contracts with interstate pipeline companies for the purchase of firm transportation and storage services. Charges under these contracts are approved by the Federal Energy Regulatory Commission. The contracts are for various terms extending to 2013. The company is required to pay certain charges under the supply, transportation and storage contracts whether or not it actually uses the contracted capacity. These fixed charges amounted to approximately $130 million in 1999.

In addition, Con Edison of New York purchases gas on the spot market and has interruptible gas transportation contracts. The company has no obligation to make any such purchases and any such purchases are at market prices.

Con Edison of New York recovers its gas supply, transportation and storage costs, less net proceeds of sales of excess capacity (excluding any incentives earned by the company for such sales), from customers pursuant to rates or rate adjustment mechanisms approved by the New York State Public Service Commission ("NYPSC").

In 1998, the NYPSC issued a policy statement recommending that all New York State gas utilities terminate their gas supply or "merchant" functions within three to seven years. The policy statement provides that utilities will have a reasonable opportunity to recover any stranded costs. An NYPSC proceeding to address the company's plans and rate issues is expected to be commenced in 2000. Collaborative discussions to address reliability, provider of last resort and market power issues are expected to continue in 2000.

Con Edison of New York does not expect substantial stranded costs to result from its current commitments for gas supply, transportation or storage capacity. The company expects that any excess capacity under these contracts would be sold at market prices and that any above-market costs under the contracts not recovered from customers would not have a material adverse effect on the company's financial position or results of operations.


STEAM OPERATIONS

         STEAM SALES. Con Edison of New York sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 1999, steam operating revenues were $340 million or 4.9 percent of the company's operating revenues. The percentages were 4.6 and 5.5, respectively, in the two preceding years.

For information about Con Edison of New York's steam operations, see "Regulatory Matters - Steam and Results of Operations - Steam" in the MD&As of Con Edison and Con Edison of New York in Item 7, the discussion of Con Edison of New York's steam facilities in Item 2 and "Operating Statistics" and "Fuel Supply," below (which information is incorporated herein by reference).

         STEAM SUPPLY. 41 percent of the steam sold by Con Edison of New York in 1999 was produced in the company's steam/electric generating stations, where it is first used to generate electricity. 15 percent of the steam sold by the company in 1999 was purchased from a NUG. The remainder was produced in the company's steam-only generating units. See Item 2 for a discussion of Con Edison of New York's steam facilities (which information is incorporated herein by reference).

         STEAM PEAK LOAD AND CAPACITY. Demand for steam in Con Edison of New York's service area peaks during the winter heating season. The one-hour peak load during the winter of 1999/2000 (through March 15, 2000) occurred on January 18, 2000 when the load reached 10.9 million pounds. The company estimates that for the winter of 2000/2001 the peak demand of its steam customers would be approximately 12 million pounds per hour under design criteria, which assume severe weather.

On December 31, 1999, the steam system had the capability of delivering about
13.4 million pounds of steam per hour. This figure does not reflect the unavailability or reduced capacity of generating facilities resulting from repair or maintenance. Con Edison of New York estimates that, on a comparable basis, the system will have the capability to deliver approximately 13.4 million pounds of steam per hour in the 2000/2001 winter.

REGULATION

The New York State Public Service Commission ("NYPSC") regulates, among other things, Con Edison of New York's electric, gas and steam rates, the siting of its transmission lines and the issuance of its securities. Certain activities of Con Edison of New York are subject to the jurisdiction of the Federal Energy Regulatory Commission. The Nuclear Regulatory Commission regulates Con Edison of New York's Indian Point 2 and its retired Indian Point 1 nuclear units. In addition, various matters relating to the construction and operation of Con Edison of New York's facilities are subject to regulation by other governmental agencies. Changes in regulation or legislation applicable to Con Edison of New York could have a material adverse effect on the company. For additional information, including information about the company's electric, gas and steam rates, see "Regulatory Matters" in Con Edison of New York's MD&A in Item 7 (which information is incorporated herein by reference).

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

COMPETITION

For information about federal and state initiatives promoting the development of competition in the supply of electricity and gas, see "Regulatory Matters" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference). In addition, competition from other suppliers of electricity or gas, suppliers of oil and other sources of energy, including distributed generation (such as fuel cells and micro-turbines) may provide alternatives for Con Edison of New York customers. Con Edison of New York's electric, gas and steam rates are among the highest in the country.

CAPITAL REQUIREMENTS AND FINANCING

For information about Con Edison of New York's capital requirements, financing and securities ratings, see "Liquidity and Capital Resources - Capital Resources and Capital Requirements and Financial Market Risks" in Con Edison of New York's MD&A in Item 7 (which information is incorporated herein by reference).

Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

FUEL SUPPLY

In 1999, 14.4 percent of the electricity supplied to Con Edison's customers was obtained through economy purchases of energy produced from a variety of fuels. Of the remaining 85.6 percent, which was either obtained through firm purchases of energy or generated by Con Edison, oil was used to generate 7.7 percent of the electricity, natural gas 57.4 percent, nuclear power 18.2 percent, hydroelectric power 1.6 percent, and refuse 0.7 percent.

In 1999 Con Edison of New York used oil to produce 58 percent, and gas to produce 42 percent, of the steam supplied to the company's customers. In 1999, the company produced 85 percent of the steam delivered to its customers.

Con Edison of New York expects to continue to have sufficient amounts of oil and gas available in 2000 for its production of electricity and steam for its customers.

The nuclear fuel cycle for power plants like Indian Point 2 consists of (1) mining and milling of uranium ore, (2) chemically converting the uranium in preparation for enrichment, (3) enriching the uranium, (4) fabricating the enriched uranium into fuel assemblies, (5) using the fuel assemblies in the generating station and (6) storing the spent fuel assemblies. Con Edison of New York has contracts covering all of its expected requirements for uranium and conversion services for the planned 2000 and 2002 refuelings of Indian Point 2. The company has contracts covering most of its expected requirements for uranium enrichment services and all of its expected requirements for fuel fabrication services through the expiration of Indian Point 2's operating license in 2013.


ENVIRONMENTAL MATTERS

         GENERAL. Con Edison of New York's capital expenditures for environmental protection facilities and related studies were approximately $22 million in 1999 and are estimated to be approximately $21 million in 2000.

         SUPERFUND. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") by its terms imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. In the course of Con Edison of New York's operations, materials are generated that are deemed to be hazardous substances under Superfund. These materials include asbestos and dielectric fluids containing polychlorinated biphenyls ("PCBs"). Other hazardous substances are generated in Con Edison of New York's operations or may be present at Con Edison of New York locations. Also, hazardous substances were generated at the manufactured gas plants that Con Edison of New York and its predecessor companies used to operate. See "Superfund" in the discussion of Con Edison of New York's legal proceedings in
Item 3 and Note F to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

         ASBESTOS. Asbestos is present in numerous Con Edison of New York facilities. For information about asbestos, see "Asbestos Litigation" in the discussion of the company's legal proceedings in Item 3 and Note F to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

         TOXIC SUBSTANCES CONTROL ACT. Virtually all electric utilities, including Con Edison of New York, own equipment containing PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976. The company has reduced substantially the amount of PCBs in electrical equipment it uses, including transformers located in or near public buildings.

INDIAN POINT. Con Edison of New York believes that a serious accident at its Indian Point 2 nuclear unit is extremely unlikely, but despite substantial insurance coverage, the losses to the company in the event of a serious accident could materially adversely affect the company's financial position and results of operations. The company disposes of low-level radioactive wastes ("LLRW") generated at Indian Point at the licensed disposal facility located in Barnwell, South Carolina. Under the 1985 Federal Low Level Radioactive Waste Amendments Act, New York State was required by January 1996 to provide for permanent disposal of all LLRW generated in the state. New York State has not provided for such disposal. The company expects that it will be able to provide for such storage of LLRW as may be required until New York State establishes a storage or disposal facility or adopts some other LLRW management method. For additional information about Indian Point 2 and the company's retired Indian Point 1 nuclear unit, see "Nuclear Generation" inthe MD&As of Con Edison and Con Edison of New York in Item 7 and see Note G to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

WATER QUALITY. The Federal Clean Water Act provides for effluent limitations, to be implemented by a permit system, to regulate the discharge of pollutants, including heat, into United States waters. In 1981, Con Edison of New York entered into a settlement with the United States Environmental Protection Agency ("EPA") and others that relieved the company for at least 10 years from a proposed regulatory agency requirement that, in effect, would have required that cooling towers be installed at the Roseton and Indian Point units on the Hudson River. In return, the company agreed to certain plant modifications, operating restrictions and other measures and surrendered its operating license for a proposed pumped-storage facility that would have used Hudson River water.

In September 1991, after the expiration of the 1981 settlement, three environmental interest groups commenced litigation challenging the permit status of the units pending renewal of their discharge permits, which expired in October 1992. Under a consent order settling this litigation, certain restrictions on the units' usage of Hudson River water were imposed on an interim basis. Permit renewal applications were filed in April 1992, after which the New York State Department of Environmental Conservation ("DEC") determined that Con Edison of New York must submit a draft environmental impact statement ("DEIS") to provide a basis for determining new permit conditions. The preliminary DEIS, submitted in July 1993, includes an evaluation of the costs and environmental benefits of potential mitigation alternatives, one of which is the installation of cooling towers. A revised and updated DEIS has been released for public comment. Pending issuance of final renewal permits, the terms and conditions of the expired permits continue in effect.

Certain governmental authorities are investigating contamination in the Hudson River and the New York Harbor. These waters are along the shoreline of Con Edison of New York's service area. Governmental authorities could require entities that generated hazardous substances that contaminated these waters to bear the costs of investigation and remediation, which could be substantial.

OPERATING STATISTICS - CON EDISON OF NEW YORK


YEAR ENDED DECEMBER 31                                         1999          1998          1997         1996          1995
---------------------------------------------------------------------------------------------------------------------------
ELECTRIC ENERGY (MWHRS)

Generated (a)                                            15,266,628    16,541,078    15,877,467   17,823,778    18,436,798
Purchased from others (a)                                29,303,386    26,372,576    27,105,143   26,178,042    26,700,594
                                                       --------------------------------------------------------------------
TOTAL GENERATED AND PURCHASED                            44,570,014    42,913,654    42,982,610   44,001,820    45,137,392
Less:   Supplied without direct charge                           38            68            71           71            71
        Used by Company                                     151,090       155,172       155,934      164,206       165,934
        Distribution losses and
             other variances                              2,682,594     2,429,301     2,799,039    2,716,235     2,977,547
                                                       --------------------------------------------------------------------
NET GENERATED AND PURCHASED                              41,736,292    40,329,113    40,027,566   41,121,308    41,993,840

ELECTRIC ENERGY SOLD
        Residential                                      11,854,995    11,282,669    11,002,745   10,867,085    10,848,648
        Commercial and Industrial                        20,238,777    24,455,265    25,911,199   25,725,502    25,492,489
        Railroads and Railways                               71,447        87,514        75,392       47,004        47,482
        Public Authorities                                  465,287       548,569       538,643      564,363       569,749
                                                       --------------------------------------------------------------------
Total Sales to Con Edison of New York Customers          32,630,506    36,374,017    37,527,979   37,203,954    36,958,368
Off-System Sales (a) (b)                                  9,105,786     3,955,096     2,499,587    3,917,354     5,035,472
                                                       --------------------------------------------------------------------
TOTAL ELECTRIC ENERGY SOLD                               41,736,292    40,329,113    40,027,566   41,121,308    41,993,840
                                                       ====================================================================

Total Sales to Con Edison of New York Customers          32,630,506    36,374,017    37,527,979   37,203,954    36,958,368
Delivery Service for Retail Choice                        7,935,827     2,417,321         --            --           --
Delivery Service to NYPA
     Customers and Others                                 9,335,230     9,039,674     8,793,378    8,816,873     8,855,790
Service for Municipal Agencies                              624,229       814,575       845,895      617,293       456,728
                                                       --------------------------------------------------------------------
TOTAL SALES IN FRANCHISE AREA                            50,525,792    48,645,587    47,167,252   46,638,120    46,270,886
                                                       ====================================================================

AVERAGE ANNUAL KWHR USE PER
     RESIDENTIAL CUSTOMER (c)                                 4,487         4,303         4,225        4,184         4,188

AVERAGE REVENUE PER KWHR SOLD (CENTS)
     RESIDENTIAL (c)                                           15.9          16.2          16.6         16.5          16.1
     COMMERCIAL AND INDUSTRIAL (c)                             12.7          12.7          13.0         12.9          12.5


(a) For 1997, 1996 and 1995, amounts generated include 973,483, 1,672,603 and 3,159,047 MWhrs., respectively, that Con Edison of New York, for a fee, generated for others using as boiler fuel the gas that they provided. These amounts are also included in off-system sales. For 1997, 1996 and 1995, amounts purchased include 929,483, 1,553,764 and 2,666,837 MWhrs., respectively, of such electric energy that was subsequently purchased by Con Edison.

(b) For 1999 and 1998, includes sales to Con Edison Solutions. See "Unregulated Subsidiaries," above.

(c)  Includes Municipal Agency sales.


YEAR ENDED DECEMBER 31                                         1999          1998          1997         1996          1995
---------------------------------------------------------------------------------------------------------------------------
GAS (DTH)

Purchased                                               245,496,798   232,560,023   242,296,610  219,439,813   217,268,986
Storage - net change                                      1,964,581   (4,404,888)   (1,630,463)  (4,032,224)     9,469,767
Used as boiler fuel at Electric
     and Steam Stations                                (67,331,325) (109,240,109) (109,508,555) (84,849,049) (110,761,124)
                                                       --------------------------------------------------------------------
GAS PURCHASED FOR RESALE                                180,130,054   118,915,026   131,157,592  130,558,540   115,977,629

Less:   Gas used by Company                                 369,938       376,577       239,359      272,040       237,688
        Off-System Sales & NYPA                          92,072,772    26,104,143    14,216,403   11,023,023     4,887,971
        Distribution losses and
             other variances                              1,998,637     (820,174)       104,531      176,930     4,654,832
                                                       --------------------------------------------------------------------
TOTAL GAS SOLD TO CON EDISON OF NEW YORK CUSTOMERS       85,688,707    93,254,480   116,597,299  119,086,547   106,197,138

GAS SOLD
Firm Sales
        Residential                                      44,705,689    45,106,269    53,217,428   56,590,018    51,702,329
        General                                          27,271,134    30,685,310    39,468,337   42,190,091    39,021,997
                                                       --------------------------------------------------------------------
TOTAL FIRM SALES                                         71,976,823    75,791,579    92,685,765   98,780,109    90,724,326
Interruptible Sales                                      13,711,884    17,462,901    23,911,534   20,306,438    15,472,812
                                                       --------------------------------------------------------------------
TOTAL GAS SOLD TO CON EDISON OF NEW YORK CUSTOMERS       85,688,707    93,254,480   116,597,299  119,086,547   106,197,138
Transportation of Customer-owned Gas
        Firm Transportation                              17,382,490     8,634,659       808,026         --           --
        NYPA                                             11,268,947     4,260,908    17,041,695    4,966,983    24,972,796
        Other                                            22,560,029    14,478,269     7,656,874    5,011,124     5,388,393
Off-System Sales                                         32,942,436    25,982,200    13,958,984   11,293,425     3,376,375
                                                       --------------------------------------------------------------------
TOTAL SALES AND TRANSPORTATION                          169,842,609   146,610,516   156,062,878  140,358,079   139,934,702
                                                       ====================================================================

AVERAGE REVENUE PER DTH SOLD
     RESIDENTIAL                                             $11.20        $11.75        $11.22       $10.00         $9.43
     GENERAL                                                  $7.70         $7.95         $8.14        $7.15         $6.38

STEAM SOLD (MLBS)                                        26,532,797    24,995,694    27,422,561   29,995,762    29,425,780

AVERAGE REVENUE PER MLB SOLD                                  12.80         12.83         14.23        13.34         11.35

CUSTOMERS - AVERAGE FOR YEAR
Electric                                                  3,054,693     3,030,746     3,010,139    3,001,870     2,994,447
Gas                                                       1,046,133     1,040,410     1,036,098    1,035,528     1,034,784
Steam                                                         1,879         1,898         1,920        1,932         1,945

O&R

GENERAL NATURE AND SCOPE OF BUSINESS

O&R, incorporated in New York State in 1926, is a subsidiary of Con Edison which has two wholly-owned utility subsidiaries, Rockland Electric Company ("RECO"), a New Jersey corporation, and Pike County Light & Power Company ("Pike"), a Pennsylvania corporation.

O&R and its utility subsidiaries provide electric service in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania, an approximately 1,350 square mile service area. They also provide gas service in southeastern New York and Pennsylvania. O&R's business is subject to regulation by the NYPSC, the New Jersey and Pennsylvania state utility commissions and the Federal Energy Regulatory Commission. Changes in regulation or legislation applicable to O&R could have a material adverse effect on the company's financial position, results of operations or liquidity.

O&R's principal business segments are its regulated electric and gas utility businesses. In 1999, electric and gas operating revenues were 75 percent and 25 percent, respectively, of its operating revenues.

For additional information about O&R's business, see "Regulatory Matters" in Con Edison's MD&A and O&R Management's Narrative Analysis of the Results of Operations in Item 7 and the notes to the O&R financial statements in Item 8 (which information is incorporated herein by reference).

OPERATING STATISTICS - O&R


YEAR ENDED DECEMBER 31                                        1999          1998          1997          1996          1995
---------------------------------------------------------------------------------------------------------------------------
ELECTRIC ENERGY (MWHRS)

Generated                                                1,871,898     4,061,371     3,059,038     2,545,717     3,231,214
Purchased from others                                    3,313,365     1,198,709     1,786,381     2,539,710     1,941,638
                                                     ----------------------------------------------------------------------
TOTAL GENERATED AND PURCHASED                            5,185,263     5,260,080     4,845,419     5,085,427     5,172,852
Less:   Supplied without direct charge                          23           166          --            --            --
        Used by Company                                    294,593       251,947       211,023       187,558       218,555
        Distribution losses and
             other variances                               369,433       314,909       315,699       285,072       309,980
                                                     ----------------------------------------------------------------------
NET GENERATED AND PURCHASED                              4,521,214     4,693,058     4,318,697     4,612,797     4,644,317

ELECTRIC ENERGY SOLD
        Residential                                      1,942,347     1,836,916     1,791,676     1,731,105     1,685,110
        Commercial and Industrial                        2,373,415     2,228,938     2,182,433     2,610,384     2,736,864
        Public Authorities                                  96,294        70,525        39,143        80,914       103,613
                                                     ----------------------------------------------------------------------
Total Sales to Orange and Rockland Customers             4,412,056     4,136,379     4,013,252     4,422,403     4,525,587
Off-System Sales                                           109,158       556,679       305,445       190,394       118,730
                                                     ----------------------------------------------------------------------
TOTAL ELECTRIC ENERGY SOLD                               4,521,214     4,693,058     4,318,697     4,612,797     4,644,317
                                                     ======================================================================

Total Sales to Orange and Rockland Customers             4,412,056     4,136,379     4,013,252     4,422,403     4,644,317
Delivery Service for Retail Choice                         589,223       691,891       617,280       182,859          --
                                                     ----------------------------------------------------------------------
TOTAL SALES IN FRANCHISE AREA                            5,001,279     4,828,270     4,630,532     4,605,262     4,644,317
                                                     ======================================================================

AVERAGE ANNUAL KWHR USE PER
     RESIDENTIAL CUSTOMER                                    8,065         7,716         7,642         7,459         7,333

AVERAGE REVENUE PER KWHR SOLD (CENTS)
                                                             11.84         12.01         12.32         12.19         12.69
RESIDENTIAL
     COMMERCIAL AND INDUSTRIAL                                8.18          8.38          8.54          8.84          9.30


YEAR ENDED DECEMBER 31                                        1999          1998          1997          1996          1995
---------------------------------------------------------------------------------------------------------------------------
GAS (DTH)

Purchased                                               36,711,658    53,030,119    42,492,515    35,294,805    51,160,282
Storage - net change                                       890,604      (278,878)   (1,242,537)     (252,743)     (610,214)
Used as boiler fuel at Electric Stations               (15,252,652)  (31,757,453)  (16,567,916)   (8,903,618)  (27,164,070)
                                                     ----------------------------------------------------------------------
GAS PURCHASED FOR RESALE                                22,349,610    20,993,788    24,682,062    26,138,444    23,385,998

Less:   Gas used by Company                                 77,612        54,392       163,089        74,015        55,769
        Distribution losses and
             other variances                               705,214     1,395,332       840,198       534,412       509,077
                                                     ----------------------------------------------------------------------
TOTAL GAS SOLD TO ORANGE AND ROCKLAND CUSTOMERS         21,566,784    19,544,064    23,678,775    25,530,017    22,821,152

GAS SOLD
Firm Sales
        Residential                                     13,702,735    12,913,578    15,477,043    16,154,948    15,202,242
        General                                          4,389,977     3,410,481     4,561,624     5,258,857     5,221,743
                                                     ----------------------------------------------------------------------
TOTAL FIRM SALES                                        18,092,712    16,324,059    20,038,667    21,413,805    20,423,985
Interruptible                                            3,474,072     3,220,005     3,640,108     4,116,212     2,397,167
Sales
                                                     ----------------------------------------------------------------------
TOTAL GAS SOLD TO ORANGE AND ROCKLAND CUSTOMERS         21,566,784    19,544,064    23,678,775    25,530,017    22,821,152
Transportation of Customer-owned Gas
        Firm Transportation                              2,207,541     1,614,284       935,231       135,424          --
        Other                                            1,895,389     4,059,829     3,660,686     3,233,442     5,802,000
Off-System Sales                                            10,417          --            --            --            --
                                                     ----------------------------------------------------------------------
TOTAL SALES AND TRANSPORTATION                          25,680,131    25,218,177    28,274,692    28,898,883    28,623,152
                                                     ======================================================================

AVERAGE REVENUE PER DTH SOLD

RESIDENTIAL                                                  $7.77         $7.25         $7.45         $7.24         $6.54
GENERAL
                                                             $6.92         $6.87         $7.13         $6.93         $6.89

CUSTOMERS - AVERAGE FOR YEAR
Electric                                                   275,640       272,111       268,233       264,877       262,050
Gas                                                        117,283       115,708       113,852       112,588       111,604

ITEM 2.   PROPERTIES

CON EDISON

Con Edison has no significant properties other than those of Con Edison of New York, O&R and Con Edison's unregulated subsidiaries. At December 31, 1999, the capitalized cost of Con Edison's utility plant, net of accumulated depreciation, was comprised as follows (in millions of dollars):

                                         CON EDISON OF                               UNREGULATED
                                           NEW YORK                O&R              SUBSIDIARIES           CON EDISON
                                      AMOUNT      PERCENT   AMOUNT    PERCENT     AMOUNT     PERCENT    AMOUNT     PERCENT
Electric
     Generation .................   $     482.7       4%   $   --        --       $  --        --    $     482.7    $  4%
     Transmission ...............       1,054.7      10%       78.9      11%         --        --        1,133.6      10%
     Distribution ...............       5,813.1      55%      353.4      51%         --        --        6,166.5      54%
Gas .............................       1,470.5      14%      173.0      25%         --        --        1,643.5      15%
Steam ...........................         519.3       5%       --        --          --        --          519.3       5%
General .........................         816.5       8%       69.4      10%         --        --          885.9       8%
Held for Future Use .............           6.0      --         2.0      --          --        --            8.0      --
Unregulated generating assets ...          --        --        --        --          47.8     100%          47.8      --
Construction Work in Progress ...         359.4       3%       22.4       3%         --        --          381.8       3%
Nuclear fuel assemblies and
     components, less accumulated
     amortization ...............          84.7       1%       --        --          --        --           84.7       1%
                                    -------------------    ----------------       ---------------    -------------------
NET UTILITY PLANT ...............   $  10,606.9     100%   $  699.1     100%      $  47.8     100%   $  11,353.8     100%


CON EDISON OF NEW YORK

ELECTRIC FACILITIES

         GENERATING FACILITIES. Con Edison of New York sold approximately 6,300 MW of its approximately 8,300 MW of electric generating facilities in 1999 . See
Note I to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference). Con Edison of New York's remaining electric generating facilities include its approximately 1,000 MW Indian Point 2 nuclear generating unit (located in Westchester County, New York ), its 482 MW interest in the Roseton generating station (located in Orange County, New York) and its 300 MW East River steam-electric generating station (located in New York City). For information about Indian Point 2, including its ongoing auction process and current outage, see the discussion of Con Edison of New York's electric operations in Item 1, "Nuclear Generation" in the
MD&As of Con  Edison  and Con Edison of New York in Item 7 and Note G to the
Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference). For information about the jointly-owned Roseton station, which is expected to be sold not later than July 2001, see Note A to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference). For information about the planned repowering of the East River steam-electric station, see "Regulatory Matters" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

         TRANSMISSION FACILITIES. Con Edison of New York's transmission facilities, other than those located underground, are controlled and operated by the NYISO. See "New York Independent System Operator" in the discussion of the company's electric operations in Item 1. At December 31, 1999, the company's transmission system had approximately 430 miles of overhead circuits operating at 138, 230, 345 and 500 kilovolts and approximately 380 miles of underground circuits operating at 138 and 345 kilovolts. There are approximately 270 miles of radial subtransmission circuits operating at 138 kilovolts. The company's transmission substations, supplied by circuits operated at 69 kilovolts and above, have a total transformer capacity of approximately 15,700 megavolt amperes. The company's transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

Con Edison of New York has transmission interconnections with Niagara Mohawk, Central Hudson Gas & Electric Corporation, O&R, New York State Electric and Gas Corporation, Connecticut Light and Power Company, Long Island Lighting Company, NYPA and Public Service Electric and Gas Company.

         DISTRIBUTION FACILITIES. Con Edison of New York owns various distribution substations and facilities located throughout New York City and Westchester County. At December 31, 1999, the company's distribution system had a transformer capacity of approximately 20,000 megavolt amperes, approximately 32,500 miles of overhead distribution lines and approximately 88,200 miles of underground distribution lines.

GAS FACILITIES

Natural gas is delivered by pipeline to Con Edison of New York at various points in its service territory and is distributed to customers by the company through approximately 4,200 miles of mains and 366,000 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdth of which a maximum of about 250 mdth can be withdrawn per day. The company has about 1,230 mdth of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by Con Edison of New York.

STEAM FACILITIES

Con Edison of New York generates steam for distribution at three steam/electric generating stations and five steam-only generating stations and distributes steam to customers through approximately 87 miles of mains and 18 miles of service lines. For information about the planned repowering of the East River steam-electric station, see "Regulatory Matters" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

O&R

ELECTRIC TRANSMISSION AND DISTRIBUTION FACILITIES

O&R and its utility subsidiaries, RECO and Pike own, in whole or in part, transmission and distribution facilities which include 601 circuit miles of transmission lines, 74 substations, 89,094 in-service line transformers, 5,046 pole miles of overhead distribution lines and 2,493 miles of underground distribution lines.

GAS FACILITIES

O&R and Pike own their gas distribution systems, which include 1,780 miles of mains.

RECO & PIKE MORTGAGES

Substantially all of the utility plant and other physical property of O&R's utility subsidiaries, RECO and Pike, is subject to the liens of the respective indentures securing first mortgage bonds of each company.

ITEM 3.    LEGAL PROCEEDINGS

CON EDISON

Con Edison's only material pending legal proceedings are those of Con Edison of New York and O&R discussed below.

CON EDISON OF NEW YORK

SUPERFUND

The following is a discussion of significant proceedings pending under Superfund or similar statutes involving sites for which Con Edison of New York has been asserted to have a liability. Additional such proceedings may arise in the future. For a further discussion of claims and possible claims against Con Edison of New York under Superfund, the estimated liability accrued for certain Superfund claims and recovery from customers of site investigation and remediation costs, see "Environmental Matters and Related Legal Proceedings - Superfund" in Item 1, and "Environmental Matters " in Note F to Con Edison of New York's financial statements in Item 8 (which information is incorporated herein by reference).

         MAXEY FLATS NUCLEAR DISPOSAL SITE. In 1986, the EPA designated Con Edison of New York a potentially responsible party (PRP) under Superfund for the investigation and cleanup of the Maxey Flats Nuclear Disposal Site in Morehead, Kentucky. The site is owned by the State of Kentucky and was operated as a disposal facility for low level radioactive waste from 1963 through 1977 by the Nuclear Engineering Corporation (now known as U.S. Ecology Corporation). In 1995, the United States, the State of Kentucky and various de minimis PRPs, large private party PRPs (including Con Edison of New York) and large federal agency PRPs entered into consent decrees with respect to the funding and implementation of the cleanup program required by EPA for the site. Under the consent decrees, the large private party PRPs will be responsible for implementing phase one of the program and any corrective actions required during the first 10 years following completion of phase one. The costs of those activities will be shared with the large federal agency PRPs. Also, if during this ten-year period the EPA determines that horizontal flow barriers are required, the large private party PRPs will construct the barriers and share the cost of that work with the large federal agency PRPs and the State of Kentucky. The large private party PRPs are not responsible for any costs after the ten-year period expires. The State of Kentucky will implement and fund the remainder of the cleanup program. Con Edison of New York's share of the cleanup costs is estimated to be between $500,000 and $600,000.

         CURCIO SCRAP METAL SITE. In 1987, the EPA designated Con Edison of New York a Superfund PRP for the Curcio Scrap Metal, Inc. Site in Saddle Brook, New Jersey, because Con Edison of New York had previously sold PCB-contaminated scrap electric transformers to a metal broker who in turn sold them to the owner of the site for salvaging. In 1991, the EPA issued a Unilateral Administrative Order which required Con Edison of New York and three other PRPs to commence a soil and sediment cleanup at and around the site. In 1997, the EPA issued a Record of Decision which concluded that the soil and sediment cleanup had successfully remediated the principal threats associated with the site and which required periodic groundwater monitoring for five years. Con Edison of New York has agreed to conduct the required groundwater monitoring which the EPA estimates will cost approximately $200,000. Depending on the results of the monitoring, the EPA could extend the monitoring program for an additional five years or require remedial measures, such as groundwater treatment or cleanup work.

         METAL BANK OF AMERICA SITE. In 1987, the EPA designated Con Edison of New York a Superfund PRP for the Metal Bank of America Site in Philadelphia. The site, a former metal recycling facility, was placed on the EPA's national priority list in 1983. PCBs have been found in the site soil and groundwater and in the sediment from areas of a tidal mudflat and the Delaware River along the site's shoreline. During the 1970s, Con Edison of New York sold approximately 125 transformers to scrap metal dealers who salvaged or may have salvaged the transformers at the site. In 1997, the EPA issued a Record of Decision that calls for, among other things, the removal and disposal of contaminated sediments in the areas of the tidal mudflat and the Delaware River along the site's shoreline. In 1998, the EPA ordered the electric utility PRPs to design and implement the cleanup program. The cost of the required cleanup program, estimated at between $24 million and $30 million, will be allocated among the utilities, with Con Edison of New York's share expected to be approximately one percent.

         NARROWSBURG SITE. In 1987, the New York State Attorney General notified Con Edison of New York that it is a Superfund PRP for the Cortese Landfill Site in Narrowsburg, New York, because during 1974 Con Edison of New York had disposed of waste oil at the landfill. The Cortese Landfill is listed on the EPA's Superfund National Priorities List. In 1983, the Attorney General commenced an action under Superfund in the United States District Court for the Southern District of New York against the Cortese Landfill site owner and operator and SCA Services ("SCA"), an alleged transporter of hazardous substances to the site. In 1989, SCA commenced a third-party action for contribution against Con Edison of New York and various other parties whose chemical waste was allegedly disposed of at the site. Con Edison of New York and SCA have reached a settlement of the third-party action under which Con Edison of New York paid $114,485 toward the cost of the site environmental studies and will pay 6 percent of the first $25 million of remedial costs for the site. SCA has agreed to indemnify Con Edison of New York for any other remedial costs and natural resource damages that it has to pay. The EPA has selected a cleanup program for the site that is estimated to cost $12 million and the court has approved a consent decree under which SCA, Con Edison of New York and various other site PRPs have agreed to implement the cleanup program, pay the EPA's oversight costs for the site and pay approximately $220,000 for natural resource damages.

         CARLSTADT SITE. In 1990, Con Edison of New York was served with a third-party complaint in a Superfund cost contribution action for a former waste solvent and oil recycling facility located in Carlstadt, New Jersey. The complaint, which is pending before the United States District Court for the District of New Jersey, alleges that Con Edison of New York is one of several hundred parties who are responsible under Superfund for the study and cleanup of the facility. The plaintiffs in the action, which include a group of former customers of the facility, have completed a $3 million remedial investigation and feasibility study for the site. Plaintiffs estimate that 7 to 15 million gallons of waste solvents and oil were recycled at the site and based on this estimate, Con Edison of New York's share of the cleanup costs is estimated at about 0.8 to 1.7 percent. The costs of the cleanup alternatives that were evaluated in the remedial investigation and feasibility study range from $8 million to $321 million. Plaintiffs have completed an interim remedy, which plaintiffs claim cost $10 million, to control releases from the site while the EPA evaluates and develops a final cleanup remedy.

         GLOBAL LANDFILL SITE. Con Edison of New York has been designated a PRP under Superfund and the New Jersey Spill Compensation and Control Act (Spill
Act) for the Global Landfill Site in Old Bridge, New Jersey, because in 1984 Con Edison of New York shipped approximately 10 cubic yards of asbestos waste to the site. The site is included on the Superfund National Priorities List and is being administered by the New Jersey Department of Environmental Protection and Energy ("NJDEPE") pursuant to an agreement between the EPA and the State of New Jersey. The site PRP group, including Con Edison of New York, has entered into a consent decree with the NJDEPE to implement, with partial funding from NJDEPE, a Phase I remedy, estimated to cost $30 million. Con Edison of New York's share of the cost of the Phase I remedy is estimated at $150,000. In 1997, the EPA issued a Record of Decision in which it selected a Phase II cleanup program estimated to cost approximately $2.4 million of which Con Edison of New York's share has not been determined.

         CHEMSOL SITE. In 1991, the EPA advised Con Edison of New York that it had documented the release of hazardous substances at the Chemsol Site in Piscataway, New Jersey and that it had reason to believe that Con Edison of New York sent waste materials to the site from 1960 to 1965. In response to the EPA's demand for records, including any relating to Cenco Instruments Corp., Con Edison of New York submitted to the EPA records of payments to Central Scientific Company, a Division of Cenco Instruments Corp. Con Edison of New York is unable at this time to determine either the purpose of the payments to Central Scientific Company or the connection of that company to the site. The EPA has not designated Con Edison of New York as a PRP and has not yet selected a final cleanup program for the site. However, the EPA has selected an interim remedy, expected to cost about $8 million, for the site groundwater contamination and has ordered several designated PRPs to implement that remedy.

         ECHO AVENUE SITE. In 1987, the DEC classified Con Edison of New York's former Echo Avenue substation site in New Rochelle, New York as an "Inactive Hazardous Waste Disposal Site" because of the presence of PCBs in the soil and in the buildings on the site. Remedial action has been taken under a consent order with the DEC. In 1993, the owners of Echo Bay Marina filed suit in the United States District Court for the Southern District of New York alleging that PCBs were being discharged into the Long Island Sound from the substation site. Plaintiffs sought $24 million for personal injuries and property damages, a declaration that Con Edison of New York is in violation of the Clean Water Act, civil penalties of $25,000 per day for each violation, remediation costs, an injunction against further discharges and legal fees. In 1994, the court dismissed plaintiffs' claims for property damage, including loss of business. In July 1999, the court dismissed the remaining claims. The plaintiffs are appealing.

         PCB TREATMENT, INC. SITES. In 1994, the EPA designated Con Edison of New York as a Superfund PRP for the PCB Treatment, Inc. (PTI) Sites in Kansas City, Kansas and Kansas City, Missouri, because during the mid-1980's it shipped almost 2.9 million pounds of PCB-containing oil and electric equipment to two buildings which had been used by PTI from 1982 until 1987 for the storage, processing, and treatment of PCB-containing electric equipment, dielectric oils, and materials. According to the EPA, the buildings' floor slabs and walls and the soil areas outside the buildings' loading docks are contaminated with PCBs. In 1996, Con Edison of New York joined a PRP steering committee that is conducting studies at the sites under an EPA administrative consent order and is negotiating a cost sharing agreement with the federal agency PRPs that had shipped PCB-containing equipment and oil to the sites. Based on preliminary information, Con Edison of New York currently believes that its share of the study and remediation costs could exceed $5 million.

         ASTORIA SITE. Con Edison of New York is required to conduct a site investigation and, where necessary, a remediation program as a condition to renewal by the DEC of Con Edison of New York's permit to store PCBs at Con Edison of New York's former Astoria generating station site in Queens, New York. The site investigation was completed in 1998 and reports, indicating PCB-contamination of portions of the site, have been submitted to the DEC and the New York State Department of Health. Depending on the remediation action required, the costs of remediation could be material. In 1999, Con Edison of New York completed the sale of its Astoria generating station pursuant to an agreement in which the buyer has generally agreed to assume all environmental liabilities relating to the assets sold other than those for prior offsite disposal of hazardous waste.

         BORNE CHEMICAL SITE. In 1997, Con Edison of New York was named as an additional third-party defendant in a private cost recovery action in the New Jersey Superior Court (Union County) under the New Jersey Spill Compensation and Spill Act for the Borne Chemical site in Elizabeth, New Jersey. Borne Chemical used the site for the processing and blending of various types of petroleum, dyes and chemical products from approximately 1917 until 1985 when it became bankrupt and abandoned the site. Between 1971 and 1981, a portion of the site was occupied by a waste transporter and oil spill cleanup contractor that did work for Con Edison of New York at various times. Con Edison of New York and four other third-party defendants in the lawsuit have entered into a settlement with the third-party plaintiffs under which Con Edison of New York paid $70,434 and agreed to assume responsibility for approximately 0.67% of the expenses that the third-party plaintiffs incur conducting the site investigation study ordered by the NJDEPE and any soil or groundwater cleanup program that the NJDEPE may require after the site investigation study is completed.

         CAPASSO SITE. In 1997, Con Edison of New York was served with a complaint by DMJ Associates seeking to compel Con Edison of New York and 16 other defendants to clean up contamination at the Capasso property located in Long Island City, New York. The complaint alleges that Con Edison of New York sent waste to the Quanta Resources facility (Quanta) and that contamination, including PCB contamination, has migrated from Quanta to the Capasso property and is contributing to the contamination on or about the Capasso property. Con Edison of New York is investigating whether it sent any waste to Quanta. Con Edison of New York is defending this action pursuant to a joint defense agreement with the other generator defendants.

         ARTHUR KILL TRANSFORMER SITE. The United States Attorney for the Southern District of New York and regulatory agencies are investigating Con Edison of New York's response to a September 1998 transformer fire at Con Edison of New York's former Arthur Kill generating station. Following the fire, it was determined that oil containing high levels of PCBs was released to the environment during the incident. Con Edison of New York is cooperating with the investigations and has completed DEC-approved cleanup programs for the station's facilities and various soil and pavement areas of the site affected by the PCB release. Pursuant to a July 1999 DEC consent order, Con Edison of New York is required to carry out a DEC-approved Remedial Investigation/Feasibility Program to assess the nature and extent of the contamination in, and recommend a proposed remediation program for, the waterfront area of the station. After soliciting public comment, the DEC will select a remedial alternative to be implemented by Con Edison of New York. In 1999, Con Edison of New York completed the sale of its Arthur Kill generating station pursuant to an agreement in which the buyer has generally agreed to assume all environmental liabilities relating to the assets sold other than those for prior offsite disposal of hazardous waste and liabilities arising out of the transformer fire.

         MANUFACTURED GAS SITES. In December 1999, Con Edison of New York submitted a report to the DEC identifying 32 sites where Con Edison of New York or its predecessors manufactured gas many years ago and 17 sites where the company or its predecessors maintained storage holders for manufactured gas in the past. The company expects that it may be required to investigate and, if necessary, remediate each of the sites, the cost of which is not presently determinable but may be material to its financial position, results of operations or liquidity. Coal tar and other manufactured gas plant-related environmental contaminants have previously been detected at several company sites including the Hunts Point section of New York City; Tarrytown, Westchester County; Pelham Manor, Westchester County; and lower Manhattan.

As to the Hunts Point site, which was sold to New York City in the 1960's, the New York City Economic Development Corporation ("EDC") is implementing DEC-approved investigation programs for five vacant parcels at the site for which development is planned and has entered into agreements with the DEC under which it will implement DEC-approved remediation programs for the five parcels. EDC estimates that the remediation programs for the five parcels will cost approximately $15 million and has demanded reimbursement of those costs from Con Edison of New York. DEC has demanded that the company assess the current environmental conditions of the remaining parcels at the site.

As to the Tarrytown site, which is adjacent to the Hudson River, the company is implementing a DEC-approved supplemental investigation program to compile the additional data needed by the DEC to determine the scope of the required cleanup program for the contaminated sections of the site and the Hudson River. Depending on DEC requirements, the costs of the remediation programs could exceed $20 million.

As to the Pelham Manor site, now used as a shopping center, the company is funding site studies and agreed to participate with the lessees in site studies and in the development and implementation of a cleanup plan that is acceptable to the DEC, the costs of which have not yet be determined.

As to the lower Manhattan site, located near the Hudson River, the cost of DEC-approved cleanup work is estimated at $10 million, and the DEC has demanded that the company conduct off-site testing to determine whether the contamination has migrated.

ASBESTOS LITIGATION

         Asbestos is present in numerous Con Edison of New York facilities. The following is a discussion of the significant suits involving asbestos in which Con Edison of New York has been named a defendant. The listing is not exhaustive and additional suits may arise in the future. See "Environmental Matters" in Note F to the Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

         MASS TORT CASES. Numerous suits have been brought in New York State and Federal courts against Con Edison of New York and many other defendants for death and injuries allegedly caused by exposure to asbestos at various Con Edison of New York premises. Many of these suits have been disposed of without any payment by Con Edison of New York, or for immaterial amounts. The amounts specified in the remaining suits, including the Moran v. Vacarro suit discussed below, total billions of dollars, but Con Edison of New York believes that these amounts are greatly exaggerated, as were the claims already disposed of.

         MORAN, ET AL. V. VACARRO, ET AL. In 1988, Con Edison of New York was served with a complaint and an amended complaint in an action in the New York State Supreme Court, New York County, in which approximately 188 Con Edison of New York employees and their union alleged that the employees were exposed to dangerous levels of asbestos as a result of alleged intentional conduct of supervisory employees. Each of the employee plaintiffs sought $1 million in punitive damages, $1 million in damages for mental distress, unspecified additional compensatory damages, and to enjoin Con Edison of New York from violating EPA regulations and exposing employees to asbestos without first taking certain safety measures. In 1990, the complaint was amended to add the spouses of 131 plaintiffs as additional plaintiffs and to remove the union as a plaintiff. Each spouse seeks medical monitoring, $1 million for emotional distress and $1 million for punitive damages. In 1995, the court dismissed the claims of the employee plaintiffs, leaving employee spouses as the only plaintiffs.

RELIGIOUS RATE PROCEEDINGS

New York State law requires electric and gas utilities to make available to religious organizations rates that do not exceed those charged to residential customers. In 1994, Con Edison of New York and the New York Attorney General executed a settlement under which Con Edison of New York admitted no wrongdoing but agreed to provide refunds to religious organizations that had been served under generally higher commercial rates and transfer affected customers to the appropriate rates. In August 1997, the United States District Court for the Southern District of New York dismissed a suit against Con Edison of New York, entitled BROWNSVILLE BAPTIST CHURCH, ET. AL. V. CONSOLIDATED EDISON COMPANY OF NEW YORK, INC., in which plaintiffs sought $500 million for purported class members that operated as religious organizations and were charged commercial rates for electric service. The United States Court of Appeals for the Second Circuit in July 1998 affirmed the dismissal and in September 1998 denied plaintiffs motion for reargument. In January 1998, these plaintiffs sued Con Edison of New York in New York State Supreme Court, County of Kings, claiming violations of New York State law, fraud, unjust enrichment and negligent misrepresentation. In November 1998, the court dismissed the January 1998 lawsuit and denied plaintiffs' motion to certify the class. The plaintiffs are appealing this decision.

CHALLENGE TO RESTRUCTURING AGREEMENT

In February 1998, the Public Utility Law Project of New York, Inc. ("PULP") commenced a lawsuit in the Supreme Court of the State of New York, County of Albany against the NYPSC and Con Edison of New York challenging certain provisions of the September 1997 restructuring agreement between Con Edison of New York, the NYPSC staff and certain other parties, including the NYPSC's authority to institute retail access for residential consumers. A similar lawsuit brought by PULP against the NYPSC with respect to the NYPSC's May 1996 generic order in the NYPSC's "Competitive Opportunities" proceeding was dismissed in 1999 and the Court of Appeals, New York State's highest court, has denied PULP's motion to appeal. PULP's lawsuit relating to Con Edison of New York's restructuring agreement was dismissed in March 2000 by the trial court. For information about the restructuring agreement, see "Regulatory Matters - Electric" in Con Edison and Con Edison of New York' s MD&A in Item 7 (which information is incorporated herein by reference).

EMPLOYEES' CLASS ACTION

In January 1998, seven current employees and one former employee of Con Edison of New York sought class certification in a proceeding pending in the United States District Court for the Eastern District of New York. In January 1994, plaintiffs initiated the action, entitled SHEPPARD, ET AL. V. CON EDISON OF NEW YORK, in a lawsuit alleging that employees have been denied promotions or transfer because of their race. Two years earlier the same plaintiffs filed similar claims against Con Edison of New York with the New York City Commission on Human Rights. Before the Commission concluded its investigation, plaintiffs withdrew their claims. Plaintiffs are seeking back-pay, compensatory and punitive damages, injunctive relief (including promotions for those allegedly improperly denied promotions), and reformation of Con Edison of New York's personnel practices. In September 1999, the court's magistrate judge issued a recommended decision recommending that a class be certified.

NUCLEAR FUEL DISPOSAL

Reference is made to the discussion of nuclear fuel in Note G to the Con Edison and Con Edison of New York financial statements in Item 8 for information concerning proceedings brought by Con Edison of New York and a number of other utilities against the United States Department of Energy (which information is incorporated herein by reference). The proceedings are entitled NORTHERN STATES POWER CO., ET AL. V. DEPARTMENT OF ENERGY, ET AL.

WASHINGTON HEIGHTS POWER OUTAGE

During an early July 1999 heat wave, electric service to customers served by Con Edison of New York's Washington Heights distribution network and certain of its other distribution networks was interrupted. In July 1999, the City of New York sued the company in New York State Supreme Court, New York County with respect to the Washington Heights power outage seeking compensation for unspecified municipal response costs and other compensatory and punitive damages, and other relief (including changes to the company's procedures relating to the maintenance and reinforcement of its distribution system). Several other lawsuits relating to the Washington Heights power outage, including purported class actions, are pending in the same court. The plaintiffs are seeking in excess of $100 million compensatory damage and injunctive relief. The City of New York has filed a petition with the NYPSC requesting that a $3 million penalty be imposed on the company.Con Edison of New York's electric tariff prescribes compensation to customers for spoilage of food and other perishables resulting from distribution system outages of 12 hours or longer in duration. The company has paid approximately $7.5 million to customers for spoilage claims relating to the outages. Proposals have been made that would increase the compensation to

Customers in the event of a service interruption. Based upon the information and relevant circumstancesknown to Con Edison and Con Edison of New York, neither Con Edison nor Con Edison of New York expects that the outages will have a material adverse effect on their respective financial position, results of operation or liquidity.

RONEL BENNETT

In December 1999, Ronel Bennett, Inc. and its president commenced an action in the Supreme Court of the State of New York, County of Queens, against Con Edison of New York and six of its employees seeking $300 million in damages and alleging breach of contract and torts. Ronel Bennett performed work for the company at its [former Ravenswood generating station] from September 1996 through sometime in Spring 1997. Plaintiffs claim that the company failed to maintain a safe working environment, misrepresented conditions, failed to disclose information about hazardous and toxic substances, violated federal and New York laws regarding hazardous substances and retaliated against the plaintiffs. Neither Con Edison nor Con Edison of New York expects this proceeding to have a material adverse effect on its respective financial condition, results of operation or liquidity.

O&R

SUPERFUND

The following is a discussion of significant proceedings pending under Superfund or similar statutes involving sites for which O&R has been asserted to have a liability. Additional such proceedings may arise in the future. For a further discussion of claims and possible claims against O&R under Superfund and the estimated liability accrued for certain Superfund claims, see "Environmental Matters " in Note F to the O&R financial statements in Item 8 (which information is incorporated herein by reference).

         METAL BANK OF AMERICA SITE. O&R is a PRP with respect to the site described under "Superfund - Metal Bank of America Site" above in the description of Con Edison of New York's legal proceedings in this Item 3. O&R's share of the estimated $24 million to $30 million cost of the cleanup program is expected to be approximately 4.6%.

         BORNE CHEMICAL SITE. O&R is a PRP with respect to the site described under "Superfund - Borne Chemical Site" above in the description of Con Edison of New York's legal proceedings in this Item 3. In October 1995, the PRPs entered into an administrative consent order with the NJDEPE which obligated the PRPs, including O&R, to perform a remedial investigation to determine what, if any, subsurface remediation at is required.

         WEST NYACK SITE. In 1994 and 1997, O&R entered into consent orders with DEC pursuant to which O&R agreed to conduct a remedial investigation and remediate certain property it owns in West Nyack, New York at which PCBs were discovered. Petroleum contamination related to a leaking underground storage tank was found as well. O&R has completed all remediation at the site except for ongoing groundwater monitoring which will continue through March 2000. Following completion of the monitoring, the DEC is expected to determine whether any additional groundwater remediation will be required.

         MANUFACTURED GAS SITES. Coal tar and related environmental contaminants have been detected at the sites where the company or its predecessors manufactured gas many years ago. O&R and the DEC executed consent orders in 1996, 1998 and 1999 requiring O&R to investigate and remediate seven such sites, the aggregate cost of which is currently estimated at as much as $30 million. Pursuant to a NYPSC order, O&R may defer as a regulatory asset the costs of investigating and remediating these sites. In December 1999, O&R filed a request with the NYPSC to increase its rates which includes recovery of such costs. At December 31, 1999, O&R has paid $1.8 million of such costs, accrued a liability of $1.5 million for the sites, and recorded a related regulatory asset, of $3.8 million.

ASBESTOS LITIGATION

Asbestos is present in numerous O&R facilities. Numerous suits have been brought in New York State and Federal courts against O&R and many other defendants for death and injuries allegedly caused by exposure to asbestos at various O&R premises. Many of these suits have been disposed of without any payment by O&R, or for immaterial amounts. The amounts specified in the remaining suits total hundreds of millions of dollars, but O&R believes that these amounts are greatly exaggerated, as were the claims already disposed of. See "Environmental Matters" in Note F to the O&R financial statements in Item 8 (which information is incorporated herein by reference).

CHALLENGE TO RESTRUCTURING PLAN

In April 1998, PULP commenced a lawsuit in the Supreme Court of the State of New York, County of Albany against the NYPSC and O&R challenging certain provisions of O&R's 1997 restructuring plan. PULP's lawsuit was dismissed in March 2000 by the trial court. For information about similar lawsuits brought by PULP, see "Challenge to Restructuring Agreement" above in the description of Con Edison of New York's legal proceedings in this Item 3. For information about O&R's 1997 restructuring plan, see Note A to the O&R financial statements in Item 8 (which information is incorporated herein by reference)

CROSSROADS COGENERATION

In 1996 O&R was served with a summons and complaint in a litigation entitled CROSSROADS COGENERATION CORPORATION V. ORANGE AND ROCKLAND UTILITIES, INC., filed in the United States District Court for the District of New Jersey. The litigation relates to a power sales agreement between O&R and Crossroads Cogeneration Corporation ("Crossroads"), which requires O&R to purchase electric capacity and associated energy from a cogeneration facility in Mahwah, New Jersey. The complaint alleges damage claims for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of the Federal antitrust laws and seeks a declaration of Crossroads' rights under the Agreement. In 1997, the court dismissed Crossroads' complaint in its entirety with prejudice and dismissed Crossroads' cross-motion for partial summary judgment as moot. The trial court determined that a 1996 NYPSC decision was determinative of Crossroads' state contract claims. In 1998, the United States Court of Appeals for the Third Circuit confirmed the trial court's dismissal with prejudice of Crossroads federal antitrust claims but rejected the trial court's determination with respect to Crossroads' state contract claims. In September 1999, plaintiff filed a motion for summary judgment with the United States District Court for the District of New Jersey relating to its state contract claims. In October 1999, O&R filed its opposition to the motion.

SHAREHOLDER LAWSUITS

In March 1998, three O&R shareholders filed a purported derivative action on behalf of O&R, entitled VIRGILIO CIULLO, ET AL. V. ORANGE AND ROCKLAND UTILITIES, INC. ET AL, in the Supreme Court of the State of New York, County of New York, alleging various claims against its directors, several current officers and one former officer, certain other defendants and nominally against O&R. Plaintiffs sought various types of relief, including compensatory damages in the approximate amount of $120 million. In January 1999, the court granted defendants' motion to dismiss the complaint and denied plaintiffs' motion to further amend their complaint to add additional causes of action. Plaintiffs appeal is scheduled to be argued before the Appellate Division, First Department in April 2000.

In June 1999, five O&R shareholders filed a purported class action, entitled SUZANNE HENNESSY, ET AL. V. D. LOUIS PEOPLES, ET AL., in the Supreme Court of the State of New York, County of New York, on behalf of all persons who owned O&R's common stock at the time O&R and Con Edison signed the definitive agreement under which Con Edison acquired O&R. The complaint asserts various claims against certain former as well as then current directors and officers of O&R and certain other defendants, alleging that the actions of the defendants resulted in a reduction in the price paid by Con Edison for O&R. Plaintiffs are seeking various types of relief, including compensatory damages of approximately $81 million. In September 1999, defendants filed a motion to dismiss the complaint and for sanctions against plaintiffs and their counsel. Oral argument on the motion was held in February 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information about the executive officers of Con Edison and Con Edison of New York, as of March 1, 2000. Unless otherwise indicated, all positions and offices listed are at Con Edison of New York. The term of office of each officer is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of his or her company.

NAME                                 AGE    OFFICES AND POSITIONS DURING PAST FIVE YEARS
Eugene R. McGrath                    58     10/97 to present - Chairman, President, Chief Executive Officer and Director of Con Edison
                                            3/98 to present - Chairman, Chief Executive Officer and
                                              Trustee of Con Edison of New York
                                            9/90 to 2/98 - Chairman, President, Chief Executive Officer and
                                              Trustee of Con Edison of New York

J. Michael Evans                     54     3/98 to present, President and Chief Operating Officer
                                            7/95 to 2/98 - Executive Vice President - Customer Service
                                            4/95 to 6/95 - Executive Vice President
                                            9/91 to 3/95 - Executive Vice President - Central Operations

Joan S. Freilich                     58     3/98 to present - Executive Vice President, Chief Financial
                                              Officer and Director (Trustee) of Con Edison and Con Edison
                                              of New York
                                            10/97 to 2/98 - Senior Vice President, Chief Financial Officer
                                              and Director of Con Edison
                                            7/96 to 2/98 - Senior Vice President and Chief Financial Officer
                                            9/94 to 7/96 - Vice President, Controller and Chief Accounting
                                              Officer

Charles F. Soutar                    63     7/95 to present - Executive Vice President - Central Services
                                            2/89 to 6/95 - Executive Vice President - Customer Service

Kevin Burke                          49     7/99 to present - President of Orange & Rockland Utilities, Inc.
                                            7/98 to 6/99 - Senior Vice President - Customer Service
                                            3/98 to 6/98 - Senior Vice President - Corporate Planning
                                            3/93 to 2/98 - Vice President - Corporate Planning


NAME                                AGE     OFFICES AND POSITIONS DURING PAST FIVE YEARS

Stephen B. Bram                     57      4/95 to present - Senior Vice President - Central Operations
                                            12/94 to 3/95 - Senior Vice President
                                            9/94 to 11/94 - Vice President
                                            12/87 to 8/94 - Vice President - Nuclear Power

Robert W. Donohue, Jr.              57      8/99 to present - Senior Vice President - Electric Operations
                                            1/98 to 7/99 - Vice President - Brooklyn & Queens Customer
                                            Service
                                            2/94 to 12/97 - Vice President - Queens Customer Service

John F. Groth                       62      7/99 to present - Senior Vice President - Nuclear Operations
                                            5/93-6/99 - Vice President - Nuclear Generation, Houston
                                              Lighting & Power Company

Mary Jane McCartney                 51      10/93 to present - Senior Vice President - Gas

John D. McMahon                     48      8/98 to present - Senior Vice President and General Counsel of Con Edison and Con Edison of New York
                                            10/97 to 8/98 - Deputy General Counsel, Corporate and
                                              Regulatory
                                            2/96 to 10/97 - Associate General Counsel, Utility
                                              Affairs
                                            4/89 to 9/97 - Assistant General Counsel

Archie M. Bankston                  62      12/97 to present - Secretary of Con Edison
                                            6/89 to present - Secretary and Associate General Counsel

A. Alan Blind                       46      6/98 to present - Vice President - Nuclear Power
                                            1/98 to 5/98 - Vice President, Nuclear Engineering -
                                              American Electric Power
                                            5/94 to 1/98 - Site Vice President, American Electric Power

James S. Baumstark                  57      7/98 to present - Vice President - Nuclear Engineering
                                            1/98 to 7/98 - Engineering Director, Crystal River Nuclear
                                              Plant, Florida Power Corp.
                                            6/96 to 12/97 - Quality Programs Director, Crystal River Nuclear
                                              Plant, Florida Power Corp.
                                            6/94 to 5/96 - Plant Manager, Sequoyah Nuclear Plant,
                                              Tennessee Valley Authority

Marilyn Caselli                     45      8/98 to present - Vice President - Customer Operations
                                            10/97 to  7/98 - Vice President - Staten Island Customer Service
                                            5/96 to 9/97 - General Manager - Queens
                                            3/96 to 4/96 - General Manager - Gas Operations
                                            2/93 to 2/96 - General Manager -  Brooklyn Administration

V. Richard Conforti                 61      8/96 to present - Vice President - Transportation & Stores
                                            7/92 to 7/96 - Assistant Vice President - Gas Operations

Richard P. Cowie                    53      3/94 to present - Vice President - Employee Relations



NAME                                AGE     OFFICES AND POSITIONS DURING PAST FIVE YEARS

Robert F. Crane                     63      1/97 to present - Vice President - Gas Supply
                                            3/94 to 12/96 - Vice President - Fuel Supply

David F. Gedris                     51      8/99 to present - Vice President - Brooklyn & Queens Customer
                                              Service
                                            10/97 to 7/99 - Vice President - Fossil Power
                                            2/96 to 9/97 - Vice President - Westchester Customer Service
                                            2/94 to 1/96 - Vice President - Maintenance and Construction

William A. Harkins                  54      2/97 to present - Vice President - Energy Management
                                            2/89 to 2/97 - Vice President - Planning and Inter-Utility Affairs

Andrew L. Jacob                     51      8/99 to present - Vice President - Steam Operations
                                            1/93 to 7/99 - Chief Engineer

Paul H. Kinkel                      55      9/98 to present - Vice President - Bronx and Westchester
                                              Customer Service
                                            1/98 to 9/98 - Vice President - Nuclear Power
                                            2/96 to 12/97 - Vice President - Maintenance and Construction
                                            12/93 to 2/96 - Vice President - Engineering

M. Peter Lanahan, Jr.               56      8/96 to present - Vice President - Environment, Health & Safety
                                            5/95 to 8/96 - Vice President - Environmental Affairs
                                            1/91 to 4/95 - Manager, General Electric Company

Richard J. Morgan                   64      8/99 to present - Vice President - Emergency Management
                                            12/96 to 7/99- Vice President - Steam Operations
                                            7/92 to 11/96 - Assistant Vice President - Steam Operations

John A. Nutant                      64      2/94 to present - Vice President - Manhattan Customer Service

James P. O'Brien                    52      3/99 to present - Vice President & General Auditor
                                            1/98 to 2/99 - General Auditor
                                            3/94 to 12/97 - Vice President - Information Resources

Stephen E. Quinn                    53      1/98 to present - Vice President - Maintenance
                                              Services
                                            9/94 to 12/97 - Vice President - Nuclear Power

Louis L. Rana                       51      3/98 to present - Vice President - System & Transmission
                                              Operations
                                            10/97 to 2/98 - General Manager - System Operation
                                            8/97 to 9/97 - General Manager - Manhattan Electric Operations
                                            1/94 to 7/97 - Chief Distribution Engineer

Frances A. Resheske                 39      5/99 to present - Vice President - Public Affairs
                                            2/99 to 4/99 - Director - Public Affairs
                                            6/95 to 2/99 - General Manager - Government Relations and
                                              Community Development, Brooklyn Union Gas Company
                                            1/94 to 6/95 - Manager - Government Relations, Brooklyn
                                              Union  Gas Company



NAME                                AGE     OFFICES AND POSITIONS DURING PAST FIVE YEARS

Hyman Schoenblum                    51      12/97 to present - Vice President and Controller of Con Edison
                                            10/97 to present - Vice President and Controller
                                            3/97 to 9/97 - Vice President and Treasurer
                                            6/96 to 2/97 - Director - Financial Restructuring
                                            11/93 to 5/96 - Director - Corporate Planning

Edwin W. Scott                      61      6/89 to present - Vice President and Deputy General Counsel -
                                            Legal Services

Wanda Skalba                        50      1/98 to present- Vice President - Information Resources
                                            4/96 to 12/97 - Director - Information Resources
                                            4/93 to 4/96 - Director - Application Services

Minto L. Soares                     63      1/98 to present - Vice President - Substation Operations
                                            6/91 to 12/97 - Vice President - Bronx Customer Service

Saddie L. Smith                     47      8/98 to present - Vice President - Staten Island Customer
                                              Service
                                            7/97 to 7/98 - Director - Facilities and Office Services
                                            7/95 to 7/97 - Director - Equal Employment Opportunity Affairs
                                            12/91 to 7/95- Senior Attorney - Labor Relations

Robert P. Stelben                   57      12/97 to present - Vice President and Treasurer of Con Edison
                                            10/97 to present - Vice President and Treasurer
                                            8/97 to 9/97 - Vice President - Finance
                                            11/95 to 8/97 - Vice President and Treasurer, Johnson & Higgins
                                            8/94 to 11/95 - Vice President and Treasurer, BTR Americas

Luther Tai                          51      7/98 to present - Vice President - Corporate Planning
                                            7/94 to 6/98 -  Director - Corporate Planning

Alfred R. Wassler                   55      8/96 to present - Vice President - Purchasing
                                            3/94 to 8/96 - Vice President - Purchasing, Transportation
                                              and Stores

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

CON EDISON

Con Edison's Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2000, there were 116,467 holders of record of Con Edison's Common Shares. For information about repurchase of Con Edison's Common Shares, see "Stock Repurchase" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

The market price range for Con Edison's Common Shares during 1999 and 1998, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 1999 and 1998 were as follows:

                                     1999                                                1998
                                                    DIVIDENDS                                     DIVIDENDS
                    HIGH             LOW              PAID               HIGH             LOW        PAID
-------------------------------------------------------------------------------------------------------------
1st Quarter       $53-7/16         $45-1/8            $.535             $47-7/8        $39-1/16      $.53
2nd Quarter        49-7/8           43-7/8             .535              47-1/8         41-1/8        .53
3rd Quarter        46-5/8           40                 .535              52-1/4         42            .53
4th Quarter        43-1/16          33-9/16            .535              56-1/8         48-1/2        .53

On January 20, 2000, Con Edison's Board of Directors declared a quarterly dividend of $.545 per Common Share which was paid on March 15, 2000.

Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of dividends, however, is subject to approval and declaration by Con Edison's Board of Directors, and will depend on a variety of factors, including business, financial and regulatory considerations. For additional information about the payment of dividends by Con Edison, see "Dividends" in Note B to the Con Edison financial statements in Item 8 (which information is incorporated herein by reference).

CON EDISON OF NEW YORK

The outstanding shares of Con Edison of New York's Common Stock ($2.50 par value), the only class of common equity of Con Edison of New York, are held by Con Edison and are not traded.

The dividends declared by Con Edison of New York in 1999 and 1998 are shown in its Consolidated Statement of Retained Earnings included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by Con Edison of New York, and restrictions thereon, see "Dividends" in Note B to the Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

O&R

The outstanding shares of O&R's Common Stock ($5.00 par value), the only class of common equity of O&R, are held by Con Edison and are not traded.

The dividends declared by O&R in 1999 and 1998 are shown in its Consolidated Statement of Retained Earnings included in Item 8 (which information is incorporated herein by reference).

ITEM 6.  SELECTED FINANCIAL DATA

CON EDISON*


Year Ended December 31 (Millions of Dollars)                  1999          1998          1997          1996          1995
---------------------------------------------------------------------------------------------------------------------------
Operating revenues                                       $ 7,491.3     $ 7,093.0     $ 7,196.2     $ 7,133.1     $ 6,620.0
Purchased power                                            1,824.0       1,253.8       1,349.6       1,272.9       1,107.2
Fuel                                                         430.1         579.0         596.8         573.3         504.1
Gas purchased for resale                                     485.2         437.3         552.6         590.4         342.0
Operating income                                           1,019.8       1,053.3       1,035.3       1,012.5       1,040.6
Net income for common stock                                  700.6         712.7         694.5         688.2         688.3
Total assets                                              15,531.5      14,381.4      14,722.5      14,057.2      13,949.9
Long-term debt                                             4,524.6       4,050.1       4,188.9       4,238.6       3,917.2
Preferred stock subject to
   mandatory redemption                                       37.1          37.1          84.6          84.6         100.0
Common shareholders' equity                                5,412.0       6,025.6       5,930.1       5,727.6       5,522.7
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                               $      3.14   $      3.04   $      2.95    $     2.93    $     2.93
Diluted earnings per share                             $      3.13   $      3.04   $      2.95    $     2.93    $     2.93
Cash dividends per
   common share                                        $      2.14   $      2.12    $     2.10    $     2.08    $     2.04
---------------------------------------------------------------------------------------------------------------------------
Average common shares
   outstanding (millions)                                    223.4         234.3         235.1         235.0         234.9
---------------------------------------------------------------------------------------------------------------------------

* Con Edison, which was established as the parent holding company for Con Edison of New York effective January 1, 1998, owns all of Con Edison of New York's outstanding shares of common stock .

CON EDISON OF NEW YORK*


Year Ended December 31 (Millions of Dollars)                     1999         1998         1997         1996         1995
--------------------------------------------------------------------------------------------------------------------------
Operating revenues                                         $  6,956.0   $  6,998.7     $7,196.2    $ 7,133.1   $  6,620.0
Purchased power                                               1,669.2      1,252.0      1,349.6      1,272.9      1,107.2
Fuel                                                            430.2        579.0        596.8        573.3        504.1
Gas purchased for resale                                        351.8        370.1        552.6        590.4        342.0
Operating income                                              1,001.5      1,067.1      1,035.3      1,012.5      1,040.6
Net income for common stock                                     698.3        728.1        694.5        688.2        688.3
Total assets                                                 13,682.2     14,172.8     14,722.5     14,057.2     13,949.9
Long-term debt                                                4,243.1      4,050.1      4,188.9      4,238.6      3,917.2
Preferred stock subject to
   mandatory redemption                                          37.1         37.1         84.6         84.6        100.0
Common shareholders' equity                                   4,393.8      5,842.7      5,930.1      5,727.6      5,522.7
--------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                            *            *    $    2.95    $    2.93   $     2.93
Diluted earnings per share                                          *            *    $    2.95    $    2.93   $     2.93
Cash dividends per
    common share                                                    *            *    $    2.10    $    2.08   $     2.04
--------------------------------------------------------------------------------------------------------------------------
Average common shares
    outstanding (millions)                                          *            *        235.1        235.0        234.9
--------------------------------------------------------------------------------------------------------------------------

* Con Edison, which was established as the parent holding company for Con Edison of New York effective January 1, 1998, owns all of Con Edison of New York's outstanding shares of common stock.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis relates to the accompanying consolidated financial statements of Consolidated Edison, Inc. (Con Edison) and should be read in conjunction with the consolidated financial statements and the notes thereto.


CON EDISON'S BUSINESS

Con Edison is a holding company that provides a wide range of energy-related services to its customers through its regulated and unregulated subsidiaries. Con Edison's core business is energy distribution and it is also pursuing related growth opportunities in competitive businesses.

Con Edison's principal subsidiary is Consolidated Edison Company of New York, Inc. (Con Edison of New York), a regulated utility which provides electric service to over three million customers and gas service to over a million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan.

Orange and Rockland Utilities, Inc. (O&R) is also a regulated utility subsidiary of Con Edison. O&R, along with its regulated utility subsidiaries, provides electric service to over 275,000 customers and gas service to over 100,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania.

In October 1999, Con Edison agreed to acquire Northeast Utilities (Northeast), which, through its three regulated utility subsidiaries, provides electric service to over 1.7 million customers in Connecticut, New Hampshire and western Massachusetts and, following completion of its acquisition of Yankee Energy System, Inc., will provide gas service to over 185,000 customers in Connecticut.


SIGNIFICANT DEVELOPMENTS

Several significant developments in 1999 materially affected Con Edison's financial condition and results of operations. In July 1999 Con Edison completed its $791.5 million acquisition of O&R. See Note K to the financial statements. In June and August 1999, Con Edison of New York completed the sales of almost 6,300 megawatts (MW) of its approximately 8,300 MW of electric generating capacity, for a total of $1.8 billion. See Note I to the financial statements. During 1999, Con Edison substantially completed its $1 billion common stock repurchase program. See "Liquidity and Capital Resources Stock Repurchases," below.

Significant developments are also expected in 2000, including the completion of the acquisition of Northeast for an estimated aggregate price of not more than $3.8 billion and additional purchases of common stock under a $300 million expansion of the repurchase program. See "Liquidity and Capital Resources - Northeast Utilities Merger and Stock Repurchases," below. Con Edison of New York has also announced that it will conduct an auction for the possible sale of the Indian Point 2 nuclear generating unit. See "Nuclear Generation," below.


LIQUIDITY AND CAPITAL RESOURCES

CASH AND SHORT-TERM BORROWING

Cash and temporary cash investments and commercial paper outstanding at December 31, 1999 and 1998 were:

(MILLION OF DOLLARS)       1999            1998
------------------------------------------------
Cash and temporary
   cash investments        $485.1         $102.3

Commercial paper           $495.4            -

The 1999 amounts reflect short-term borrowing in December 1999 in anticipation of January 2000 cash requirements. Con Edison's cash requirements are subject to substantial fluctuations due to seasonal variations in cash flow and generally peak in January and July of each year when semi-annual payments of New York City property taxes are due.

Con Edison's average daily commercial paper outstanding in 1999 was $125 million compared to $35 million in 1998. The weighted average interest rate was approximately 5.0 percent in 1999 compared to approximately 5.6 percent in 1998. The increased commercial paper issuance during 1999 reflects temporary short-term borrowing to complete the O&R acquisition and to continue the common stock repurchase program. This borrowing was repaid with cash proceeds from the generation divestiture. The increased borrowing also reflects Con Edison's plan to maintain commercial paper as a cost-effective component of its capital structure.

For additional information about Con Edison's commercial paper programs, see Note C to the financial statements.


CASH FLOWS FROM OPERATIONS

Net cash flows from operating activities for years 1997 through 1999 were as follows:

(Millions of Dollars)           1999       1998      1997
-------------------------- ---------- ---------- ---------
Net cash flows from
   operating activities       $1,205     $1,390    $1,286
Common stock
    dividends                   (477)      (493)     (494)
-------------------------- ---------- ---------- ---------
Net cash flows                  $728       $897      $792

Net cash flows from operations in 1999 were lower than in 1998 due to higher capacity charges and other cash flow effects of the generation divestiture. Net cash flows in 1998 were higher than in 1997 due principally to higher electric sales revenue from warmer than normal summer weather and an improved New York City economy.

Customer accounts receivable, less allowance for uncollectible accounts, increased at December 31, 1999 compared to December 31, 1998, primarily because of Con Edison's acquisition of O&R and increased sales by Con Edison's unregulated subsidiaries. See "Unregulated Subsidiaries," below. For Con Edison of New York, the equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 28.8 days at December 31, 1999, compared with
28.0 days at December 31, 1998. For O&R, the ENDRO was 40.4 days at December 31, 1999.

Net utility plant decreased at December 31, 1999 compared to December 31, 1998 reflecting the net effect of generation divestiture and the acquisition of O&R. Accounts payable was higher at December 31, 1999 primarily because of increased purchased power billings and the acquisition of O&R. Other receivables were higher at December 31, 1999 primarily because of the acquisition of O&R. Materials and supplies decreased at December 31, 1999 reflecting the sale of inventory along with the generating plants.

Prepayments at December 31, 1999 reflect cumulative credits to pension expense of $116.0 million compared with $62.0 million at December 31, 1998, resulting primarily from the amortization of past investment gains. See Note D to the financial statements.

For information about regulatory assets and liabilities, see Note J to the financial statements.


CAPITAL RESOURCES

Con Edison expects to finance its operations, capital requirements (other than those relating to its pending acquisition of Northeast) and the payment of dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries and through external borrowings, including commercial paper. For information about restrictions on the payment of dividends by Con Edison of New York, see Note B to the financial statements. For information about Con Edison's capital requirements relating to its pending acquisition of Northeast, see "Northeast Utilities Merger," below.

In February 2000 Con Edison of New York and O&R requested the New York State Public Service Commission (PSC) to authorize additional long-term debt issuances of up to $1.5 billion and $150 million, respectively, prior to 2003. The PSC has already authorized Con Edison of New York to issue securities for the refunding of its outstanding debt and preferred stock from time to time prior to the year 2003. O&R has requested similar authorization to refund its outstanding debt securities.

Con Edison's ratio of earnings to fixed charges for 1999, 1998 and 1997 and common equity ratio at December 31, 1999, 1998 and 1997 were:

                           1999     1998    1997
                           ---------------------

Earnings to fixed
  charges (SEC basis)      4.04     4.29    4.09

Common equity              53.1     58.4    56.8

The changes in interest coverage in these years reflect changes in pre-tax income and changes in interest charges due to debt issuances and refundings. The decrease in the equity ratio for 1999 reflects the $1 billion common stock repurchase program and debt issuances. Con Edison expects that these ratios will decrease in 2000 when it expects to complete the acquisition of Northeast and continue to repurchase its common stock. Con Edison's interest coverage and equity ratio are currently among the highest in the industry.

Con Edison of New York issued $275 million aggregate principal amount of 40-year
7.35 percent debentures in June 1999 and $200 million aggregate principal amount of 10-year 7.15 percent debentures in December 1999. In addition, it repaid at maturity $150 million of floating rate taxable debentures in July 1999 and $75 million of 7-year 6.5 percent debentures in September 1999.

Con Edison of New York issued $292.7 million of 35-year adjustable rate tax-exempt debt in July 1999, the proceeds of which, along with other funds, were used in August 1999 to redeem $150 million of 7 1/4 percent Series 1989 C tax-exempt debt and $150 million of 7 1/2 percent Series 1990 A tax-exempt debt. In 1998, it issued $385 million of debentures with interest rates ranging from
6.15 to 7.10 percent to refund debentures and tax-exempt debt with interest rates ranging from 7-1/8 to 8.05 percent and $75 million of 30-year 6.90 percent debentures to redeem three series of preferred stock.

The commercial paper of Con Edison and its utility subsidiaries is rated P-1 and A-1, respectively, by Moody's Investor Service (Moody's) and Standard and Poor's Rating Group (S&P). S&P has assigned an issuer rating of A to Con Edison, which has not yet issued any long-term debt. The debentures of Con Edison's utility subsidiaries are rated A1 and A+, respectively, by Moody's and S&P. The rating agencies are reviewing these ratings in light of Con Edison's pending acquisition of Northeast.


CAPITAL REQUIREMENTS

The following table compares Con Edison's capital requirements, other than requirements relating to its stock repurchases and pending Northeast acquisition, for the years 1997 through 1999 and estimated amounts for 2000 and 2001:

(Millions of          2001     2000     1999     1998   1997
Dollars)
--------------------- -------- -------- -------- ------ -------
Utility
  construction
  expenditures         $  908   $  829  $   678  $ 619  $  654
Investment in
  unregulated
  subsidiaries            293      221      165     56      86
Nuclear
  decommissioning          21       21       21     21      21
  trust
Nuclear fuel               47       28       17      7      15
Retirement of
  long-term debt at       300      395      525    200     106
  maturity
--------------------- -------- -------- -------- ------ -------
         Total         $1,569   $1,494   $1,406   $903   $ 882

The increased utility construction expenditures in 2000 and 2001 reflect expenditures to repower Con Edison of New York's East River steam-electric generating plant, expenditures related to meeting load growth on the electric distribution system and the construction programs of O&R. The repowering will provide additional, more efficient and lower-cost steam capacity, and will allow for the retirement and sale of the Waterside generating station. See "Regulatory Matters - Steam," below.

STOCK REPURCHASES

During 1999 18.7 million shares of Con Edison common stock were repurchased at an average price of $43.82 per share, and a total cost of $819.7 million under the previously announced $1 billion repurchase program. Through December 31, 1999, a total of 21.4 million shares was purchased under the program at an average price of $44.03 per share, and a total cost of $940.5 million.

In January 2000 Con Edison announced the expansion of its stock repurchase program by an additional $300 million. Con Edison expects that purchases will be made from time to time on the open market, as determined by market conditions and Con Edison's other financial needs.

Con Edison purchased 432,400 shares of its common stock (at an aggregate cost of approximately $19.8 million) in April and May 1999 to be used for exercises of options under its 1996 Stock Option Plan. At December 31, 1999, approximately 318,960 of these shares remained available for future option exercises. Shares of Con Edison common stock to be issued upon the exercise of options may be either purchased on the market or newly issued shares. See Note M to the financial statements.


NORTHEAST UTILITIES MERGER

In October 1999 Con Edison agreed to acquire Northeast Utilities for an estimated aggregate purchase price of not more than $3.8 billion, payable 50 percent in cash and 50 percent in common stock (subject to election and proration procedures). Con Edison expects that, following receipt of all required shareholder and regulatory approvals, it will complete the merger in 2000.

In January 2000 Con Edison and Northeast submitted filings relating to the merger with the relevant federal and state agencies, including the Federal Energy Regulatory Commission (FERC), Securities and Exchange Commission (SEC), Department of Justice and Nuclear Regulatory Commission (NRC).

Con Edison has not yet entered into any agreements or made any arrangements with respect to financing the cash portion of the merger consideration. Con Edison expects to meet this need with a combination of cash on hand and issuance of long-term or short-term debt, and does not expect to experience any difficulty in obtaining the requisite financing. See "Financial Market Risks," below.

For additional information about the merger, see "Northeast Utilities Merger" which precedes Note A in the footnotes to the financial statements.


UNREGULATED SUBSIDIARIES

Con Edison's unregulated subsidiaries provide competitive gas and electric supply and energy-related products and services (Con Edison Solutions); invest in and manage energy infrastructure projects (Con Edison Development); market specialized energy supply services to wholesale customers (Con Edison Energy); and invest in telecommunications infrastructure (Con Edison Communications). These subsidiaries operate primarily in the New England and Mid-Atlantic states.

Con Edison's investment in these subsidiaries was $284.4 million at December 31, 1999. See "Capital Requirements," above.

Northeast also has unregulated subsidiaries that provide telecommunications, energy management and marketing and other energy related services.

The unregulated subsidiaries participate in new unregulated energy supply and services businesses that are subject to competition and different investment risks than those involved in the businesses of the regulated utility subsidiaries.


REGULATORY MATTERS

Federal and state initiatives have resulted in a fundamental restructuring of Con Edison and the rest of the utility industry by promoting the development of competition in the sale of electricity and gas. These initiatives "unbundle," or separate, the integrated supply and delivery services that utilities have traditionally provided, and enable customers to purchase electric and gas supply from others for delivery by the utilities over their electric and gas systems.

ELECTRIC

In 1996 the FERC issued its Order 888 requiring electric utilities to make their transmission facilities available to wholesale sellers and buyers of electric energy and allow utilities to recover related legitimate and verifiable stranded costs subject to FERC's jurisdiction. In November 1999 following FERC approval, the New York State Independent System Operator (ISO) commenced operations and began controlling and operating most electric transmission facilities in New York as an integrated system. Con Edison's utility subsidiaries continue to own and maintain, but not operate, their transmission facilities and receive fees for use of the facilities.

In 1996 the PSC, in its Competitive Opportunities proceeding, endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry.

In September 1997 the PSC approved a restructuring agreement between Con Edison of New York, the PSC staff and certain other parties. The restructuring agreement provides for:

         - cumulative rate reductions of approximately $1 billion;
         - "retail choice" for all electric customers;
         - the divestiture of electric generation capacity; and
         - a reasonable opportunity for recovery of "strandable costs."

Con Edison of New York reduced electric rates by $129 million in 1998 and $80 million in April 1999 as part of the restructuring agreement's rate plan.

Under this plan, the revenues that the company receives over the five-year transition period ending in March 2002 are reduced by $1 billion from the amount that would have been received had the March 1997 rate levels remained in effect. Additional rate reductions of approximately $103 million and $209 million are scheduled to take effect in April 2000 and 2001, respectively.

At December 31, 1999, approximately 70,000 Con Edison of New York customers representing approximately 20 percent of the aggregate customer load were purchasing electricity from other suppliers under the electric Retail Choice program. In February 2000 the PSC issued an order requiring Con Edison of New York to make the program available to all of its electric customers by November 2000. Con Edison of New York delivers electricity to customers in this program through its regulated transmission and distribution system. In general, Con Edison of New York's delivery rates for Retail Choice customers are equal to the rates applicable to other comparable Con Edison of New York customers, less an amount representing the cost of the energy and capacity it avoids by not supplying these customers. In its February 2000 order, the PSC reduced the delivery rate for large electric Retail Choice customers and authorized Con Edison of New York to recover the resulting lost revenues by recognizing a portion of the deferred generation divestiture gain (see Note I to the financial statements).

Con Edison's utility subsidiaries have sold most of their electric generating assets (see Note I to the financial statements). Con Edison of New York still owns about 2,000 MW of generating assets and has contracts with non-utility generators (NUGs) for approximately 2,100 MW of electric generating capacity (see Note H to the financial statements). Con Edison's utility subsidiaries use these remaining generating resources, and energy and capacity purchased from the buyers of the generating assets sold and others, to supply electricity to their full-service customers (i.e., those customers who are not participants in the electric retail access program) and to other suppliers who supply electricity under the retail access programs.

Con Edison's utility subsidiaries no longer earn an equity return on the generating assets that were sold. Instead, the utility subsidiaries purchase electricity from the buyers of the generating assets sold and recover the cost of the electricity either in base rates or pursuant to applicable fuel adjustment clauses. See Note A - Recoverable Fuel Costs and Note I to the financial statements.

Con Edison does not expect its utility subsidiaries to add long-term electric generation resources other than in connection with the repowering of the East River generating plant, which will add incremental electric capacity of 250 MW. In a July 1998 order, the PSC indicated that it "agree(s) generally that Con Edison of New York need not plan on constructing new generation as the competitive market develops," but considers "overly broad" and did not adopt its request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity. Con Edison's unregulated subsidiaries, which at December 31, 1999 have invested in 450 MW of electric generating assets, may invest in additional generating assets.

Con Edison of New York's potential electric strandable costs are those prior utility investments and commitments that may not be recoverable in a competitive electric supply market, including the unrecovered book cost of its remaining electric generating plants, including its Indian Point 2 nuclear generating unit, the future cost of decommissioning Indian Point 2 and its retired Indian Point 1 nuclear generating unit and charges under contracts with NUGs. Con Edison of New York is recovering potential electric strandable costs in the rates it charges all customers, including those customers purchasing electricity from others. Pursuant to the restructuring agreement, following March 31, 2002, Con Edison of New York will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, any remaining strandable costs, including a reasonable return on investments. For any remaining strandable costs relating to fossil-fueled generating assets, the recovery period will be 10 years. For additional information about nuclear generation and NUG-related strandable costs, see Notes G and H to the financial statements.

O&R has entered into settlement agreements or similar arrangements with the PSC and the New Jersey and Pennsylvania public utility commissions which also provide for a transition to a competitive electric market, including the divestiture of its generating assets. See "Restructuring Agreements" in Note A to the financial statements.

GAS

Under Con Edison of New York's gas Retail Choice program, which began in 1996, all of its gas customers may purchase gas from other suppliers. At December 31, 1999, approximately 22,000 Con Edison of New York customers representing approximately 25 percent of aggregate firm customer load were participating in the program. The delivery of gas continues to be through Con Edison of New York's distribution system.

In January 1997 the PSC approved a four-year gas rate settlement agreement with the following major provisions: base rates will, with limited exceptions, remain at September 1996 levels through September 2000; Con Edison of New York will share in net revenue from interruptible gas sales (previously used only to reduce firm customer gas costs) by retaining in each rate year the first $7.0 million of net revenue from such sales above 8.5 million dekatherms and 50 percent of additional net revenues; and 86 percent of any increase in property taxes above levels implicit in rates will be recovered by offsetting amounts, if any, that would otherwise be returned to customers. Con Edison of New York will share with customers 50 percent of earnings above a 13 percent rate of return on gas common equity. No amounts were deferred for earnings sharing in 1999, 1998 or 1997.

In December 1999, O&R filed with the PSC a request to increase gas rates by $12 million over a four-year period.

STEAM

In a December 1999 order, the PSC concurred with Con Edison of New York that a competitive steam market is not currently feasible.

In 1999, Con Edison of New York began a project to repower its East River steam-electric generating plant (see "Capital Requirements," above). The repowering of the East River plant will provide enhanced reliability and lower costs to steam customers and permit the company to sell its Waterside generating station as part of a nine-acre development site in midtown Manhattan along the East River. The sale of the nine-acre site and the disposition of the expected net after-tax gain from the sale will be subject to PSC approval.

In November 1999 Con Edison of New York filed a steam rate plan with the PSC requesting a cumulative rate increase of $33.1 million over a four-year period ending September 2004. The current three-year steam rate agreement between Con Edison of New York and the PSC staff, which expires in October 2000, provided for a $16 million rate increase.


FINANCIAL MARKET RISKS

Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, are interest rate risk and commodity price risk.

The interest rate risk relates primarily to new debt financing needed to fund capital requirements, including utility construction expenditures, maturing debt securities and the pending Northeast acquisition, and to variable rate debt.
See "Capital Requirements" and "Northeast Utilities Merger," above.

In general, the rates Con Edison's utility subsidiaries charge customers for electric, gas and steam service are not subject to change for fluctuations in the cost of capital during the respective terms of the current rate agreements. The utility subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refundings of debt through optional redemptions and tender offers. In addition, Con Edison of New York, has from time to time, entered into derivative financial instruments to hedge interest rate risk.

At December 31, 1999, neither Con Edison nor any of its subsidiaries had derivative or other financial instruments outstanding for purposes of hedging its interest rate risk.

Derivative instruments are used by Con Edison to hedge flowing gas and gas in storage. In addition, Con Edison Solutions and Con Edison Energy use derivatives to hedge its gas purchases to meet future load requirements. The utility subsidiaries do not generally use derivatives to hedge purchases of electricity and fuel because the related commodity price risks are mitigated by the fuel adjustment provisions of their current rate agreements (see Note A to the financial statements). At December 31, 1999 neither the fair value of the hedged positions outstanding nor potential, near-term derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of Con Edison.


NUCLEAR GENERATION

Con Edison of New York, which has operated its approximately 1,000 MW Indian Point 2 nuclear generating unit since 1973, is exploring alternatives to its continued ownership and operation of Indian Point 2. In February 2000, the company announced an auction process for the Indian Point 2 unit, the retired Indian Point 1 unit and related gas turbines. The company has reserved the right to reject any and all proposals, to terminate the auction process, and/or to decline to sell all or any part of the assets being auctioned. Any sale would be subject to the approval of the PSC and the NRC.

In February 2000, Con Edison of New York shut down Indian Point 2 following a leak in one of its steam generators. NRC approval will be required to restart the plant. Certain organizations have asked the NRC to require the company to replace the steam generators prior to restart. The company is not currently able to determine if or when replacement of the steam generators will be required. Various parties have initiated or threatened legal or legislative action to prevent the company from recovering replacement power costs related to the current outage and the PSC is expected to initiate a proceeding to examine the prudency of related company actions. The company believes that its actions in this regard have been prudent, but it is unable to predict whether or not any related proceedings, lawsuits or other actions will have a material adverse effect on the company's financial position, results of operations or liquidity.

For information about the recovery of Con Edison of New York's investment in Indian Point 2, decommissioning Indian Point 2 and additional information about nuclear generation, see Note G to the financial statements.


ENVIRONMENTAL MATTERS

For information concerning potential liabilities arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), and from claims relating to alleged exposure to asbestos, see Note F to the financial statements.


IMPACT OF INFLATION

Con Edison is affected by the decline in the purchasing power of the dollar caused by inflation. Regulation permits Con Edison's utility subsidiaries to recover through depreciation only the historical cost of their plant assets even though in an inflationary economy the cost to replace the assets upon their retirement will substantially exceed historical costs. The impact is, however, partially offset by the repayment of the utility subsidiaries' long-term debt in dollars of lesser value than the dollars originally borrowed.


FORWARD-LOOKING STATEMENTS

This discussion and analysis includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, the Northeast merger, technological developments, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, and other presently unknown or unforeseen factors.


RESULTS OF OPERATIONS

Con Edison's earnings per share in 1999 were $3.14 ($3.13 on a diluted basis). Earnings per share in 1998 and 1997 were $3.04 and $2.95, respectively, on both basic and diluted bases. See "Liquidity and Capital Resources - Stock Repurchases."

Earnings for the years ended December 31, 1999, 1998 and 1997 were as follows:

(MILLIONS OF DOLLARS)         1999     1998    1997
---------------------------------------------------

Con Edison of New York     $698.3    $728.1   $704.0
O&R*                         22.2       -          -
Unregulated subsidiaries    (10.9)    (18.4)    (9.5)
Other**                      (9.0)      3.0        -
----------------------------------------------------

       CON EDISON          $700.6    $712.7   $694.5
----------------------------------------------------

* O&R earnings are for the period subsequent to its acquisition in July 1999. **Includes parent company expenses and inter-company eliminations.

Con Edison's earnings for 1999, compared to 1998, decreased $12.1 million. The principal components of the decrease were: $42.3 million of electric rate reductions; $41.9 million of lost equity return on generating assets that were divested; and $8.5 million of higher distribution expenses relating to Hurricane Floyd and a July 1999 heat wave, offset by $22.2 million of O&R earnings reflecting the acquisition of O&R in July 1999 and approximately $65.7 million of lower nuclear and pension expenses. Earnings also reflect the levels of electric, gas and steam sales discussed below.

Con Edison's earnings for 1998, compared to 1997, increased $18.2 million as the result of higher electric revenues of $36.5 million from warmer than normal summer weather and an improving New York City economy, net of rate reductions, offset, in part, by expenses of $19.3 million from an extended Indian Point 2 maintenance outage.

Con Edison's operating revenues in 1999, compared to 1998, increased by $398.3 million, and its operating income decreased by $33.5 million. Operating revenues in 1998, compared to 1997, decreased from the prior year by $103.1 million, and operating income increased by $18.0 million.

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are its electric, gas and steam utility businesses. For additional information about Con Edison's business segments, see Note N to the financial statements.

ELECTRIC

Con Edison's electric operating revenues in 1999 increased $118.2 million, from 1998 and in 1998 increased $38.9 million from 1997. The increases reflect increased sales volumes, offset by electric rate reductions of approximately $65 million in 1999 and $102 million in 1998. The 1999 increase also reflects $258.1 million of O&R electric operating revenues.

Electricity sales volume in Con Edison of New York's service territory increased
3.9 percent in 1999 and 3.1 percent in 1998.

The increases in sales volume reflect both the continued strength of the New York City economy and warmer than normal summer weather. Con Edison's electric sales vary seasonally in response to weather, and peak in the summer.

After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased 2.7 percent in 1999 and 2.5 percent in 1998. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison's electric operating income decreased $47.3 million in 1999 compared to 1998. The principal components of the decrease were: $41.9 million of lost equity return on generating assets that were divested; approximately $8.5 million of increased distribution expenses relating to Hurricane Floyd and a July 1999 heat wave; and $42.3 million of electric rate reductions, offset, in part, by approximately $65 million of reduced expenses at Indian Point 2 (which had an extended maintenance outage in 1998) and decreased pension costs; and $28.4 million of electric operating income attributable to O&R.

Con Edison's 1998 electric operating income increased $50.9 million compared to 1997 primarily as a result of increased electric revenues of $36.5 million and decreased pension expenses of $28.6 million, partly offset by increased expenses of $19.3 million at Indian Point 2.

GAS

Con Edison's gas operating revenues and gas operating income increased $40.5 million and $10.5 million, respectively, in 1999 and decreased $134.3 million and $12.6 million, respectively, in 1998. These changes reflect gas sales and transportation volumes. The 1999 increases also reflect O&R gas operating revenues of approximately $56.4 million and O&R gas operating income of approximately $0.3 million.

Gas sales and transportation volume to firm customers of Con Edison of New York increased 5.8 percent in 1999 compared to 1998 and decreased 9.7 percent in 1998 compared to 1997. Con Edison's gas sales and transportation vary seasonally in response to weather, and peak in the winter. The increase in volumes from 1998 reflects the colder 1999 winter compared to 1998. The decrease in 1998 compared to 1997 reflects the relatively warm 1998 winter.

After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volume to firm customers increased 1.3 percent in 1999 and decreased 0.1 percent in 1998.

A weather-normalization provision that applies to the gas businesses of Con Edison's utility subsidiaries operating in New York moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

STEAM

Con Edison's steam operating revenues and steam operating income increased $18.1 million and $0.1 million, respectively, in 1999, but decreased $69.9 million and $16.7 million, respectively in 1998, primarily because of changes in steam sales volume.

Steam sales volume increased 6.1 percent in 1999 and decreased 8.8 percent in 1998.

Con Edison's steam sales vary seasonally in response to weather, and peak in the winter. The increase in volume for steam sales from 1998 reflects the colder 1999 winter compared to 1998. The decrease in 1998 compared to 1997 reflects the relatively warm 1998 winter.

After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 1.4 percent in 1999 and decreased 1.7 percent in 1998.

TAXES, OTHER THAN FEDERAL INCOME TAX

At $1.2 billion, taxes other than federal income tax remain one of Con Edison's utility subsidiaries' largest operating expenses.


The principal components of and variations in operating taxes were:

                                     Increase/ (Decrease)
-----------------------------------------------------------
                                          1999        1998
(Millions of          1999 Amount    over 1998   over 1997
Dollars)
-----------------------------------------------------------
Property taxes           $606.2       $(12.2)       $27.7
State and local
  taxes on revenues       470.7          4.9         (9.0)
Payroll taxes              59.6          2.9         (2.6)
Other taxes                43.3        (23.9)        10.9
-----------------------------------------------------------
Total                  $1,179.8*      $(28.3)       $27.0
-----------------------------------------------------------
*Including sales taxes on customers' bills, total taxes, other than federal income taxes, billed to customers in 1999 were $1,458.2 million.

OTHER INCOME

Other income increased $29.7 million in 1999 due principally to deferred federal income tax credits realized as a result of the generation divestiture. See Note L to the financial statements. Other income decreased $8.3 million in 1998 due principally to the write-off of a $10 million investment made by an unregulated subsidiary.

NET INTEREST CHARGES

Net interest charges increased $11.7 million in 1999, compared to 1998, reflecting the addition of $15.4 million of O&R debt expense and $3.4 million of increased interest on short-term borrowing, partially offset by refunding of long-term debt and favorable tax audit adjustments. Net interest charges decreased $7.2 million in 1998, reflecting the interest savings from the refunding of long-term debt in 1998.

FEDERAL INCOME TAX

Federal income tax decreased $32.6 million in 1999 and increased $25.7 million in 1998, reflecting the changes each year in income before tax and in tax credits. See Note L to the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis relates to the accompanying financial statements of Consolidated Edison of New York, Inc. (Con Edison of New York) and should be read in conjunction with the financial statements and the notes thereto.


CON EDISON OF NEW YORK'S BUSINESS

Con Edison of New York is a regulated utility that provides electric service to over three million customers and gas service to over a million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan. All of the common stock of Con Edison of New York is owned by Consolidated Edison, Inc. (Con Edison).


SIGNIFICANT DEVELOPMENTS

Several significant developments in 1999 materially affected Con Edison of New York's financial condition and results of operations. In June and August 1999, Con Edison of New York completed the sales of almost 6,300 megawatts (MW) of its approximately 8,300 MW of electric generating capacity, for a total of $1.8 billion. See Note I to the financial statements. Con Edison of New York used the proceeds from the sales to pay dividends to Con Edison and to further reduce its equity by purchasing $819.7 million of Con Edison common stock. See "Liquidity and Capital Resources - Stock Repurchases," below.

Significant developments are also expected in 2000, including the completion by Con Edison of its acquisition of Northeast Utilities for an estimated aggregate price of not more than $3.8 billion. See "Northeast Utilities," below. In addition, Con Edison of New York is conducting an auction process for the possible sale of the Indian Point 2 nuclear generating unit. See "Nuclear Generation," below and Note G to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND SHORT-TERM BORROWING

Cash and temporary cash investments and commercial paper outstanding at December 31, 1999 and 1998 were:

(MILLION OF DOLLARS)       1999           1998
------------------------------------------------
Cash and temporary
   cash investments        $349.0         $30.0

Commercial paper           $495.4           -

The 1999 amounts reflect short-term borrowing in December 1999 in anticipation of January 2000 cash requirements. Con Edison of New York's cash requirements are subject to substantial fluctuations due to seasonal variations in cash flow and generally peak in January and July of each year when semi-annual payments of New York City property taxes are due.

Con Edison of New York's average daily commercial paper outstanding in 1999 was $100 million compared to $35 million in 1998. The weighted average interest rate was approximately 5.0 percent in 1999 compared to approximately 5.6 percent in 1998. The increased borrowing reflects primarily Con Edison of New York's plan to maintain commercial paper as a cost-effective component of its capital structure. For additional information about Con Edison of New York's commercial paper program, see Note C to the financial statements.

CASH FLOWS FROM OPERATIONS

Net cash flows from operating activities for years 1997 through 1999 were as follows:

(Millions of Dollars)     1999         1998        1997
----------------------- ------------ ----------- ----------
Net cash flows from
  operating activities    $1,307       $1,437     $1,239
Common stock
  dividends               (1,328)        (497)      (494)
----------------------- ------------ ----------- ----------
Net cash flows              $(21)        $940       $745

Net cash flows from operations in 1999 were lower than in 1998 due to higher capacity charges and other cash flow effects of the generation divestiture. Common stock dividends in 1999 included the dividend to CEI of generation divestiture proceeds of $850 million. Net cash flows in 1998 were higher than in 1997 due principally to higher electric sales revenue from warmer than normal summer weather and an improved New York City economy.

Customer accounts receivable, less allowance for uncollectible accounts, increased $50.5 million at December 31, 1999 compared to December 31, 1998, primarily because of higher sales volume. The equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 28.8 days at December 31, 1999, compared with 28.0 days at December 31, 1998.

Net utility plant decreased $799.6 million at December 31, 1999 compared to December 31, 1998, reflecting the net effect of generation divestiture. Accounts payable was $148.0 million higher at December 31, 1999 primarily because of increased purchased power billings. Materials and supplies decreased $46.6 million at December 31, 1999, reflecting the sale of inventory along with the generating plants.

Prepayments at December 31, 1999 reflect cumulative credits to pension expense of $116.0 million compared with $62.0 million at December 31, 1998, resulting primarily from the amortization of past investment gains. See Note D to the financial statements.

For information about regulatory assets and liabilities, see Note J to the financial statements.

CAPITAL RESOURCES

Con Edison of New York expects to finance its operations, capital requirements and the payment of dividends to its shareholders from internally-generated funds and external borrowings, including commercial paper. For information about restrictions on the payment of dividends by Con Edison of New York, see Note B to the financial statements.

In February 2000 Con Edison of New York requested the New York State Public Service Commission (PSC) to authorize additional long-term debt issuances of up to $1.5 billion prior to 2003. The PSC has already authorized Con Edison of New York to issue securities for the refunding of its outstanding debt and preferred stock from time to time prior to the year 2003.


Con Edison of New York's ratio of earnings to fixed charges for 1999, 1998 and 1997 and common equity ratio at December 31, 1999, 1998 and 1997 were:

                           1999     1998    1997
                           ---------------------

Earnings to fixed
  charges (SEC basis)      4.17     4.36     4.09

Common equity              49.4     57.6     56.8

The changes in interest coverage in these years reflect changes in pre-tax income and changes in interest charges due to debt issuances and refundings. The decrease in the equity ratio for 1999 reflects dividends of generation divestiture proceeds to Con Edison, purchases of Con Edison common stock and debt issuances.

Con Edison of New York issued $275 million aggregate principal amount of 40-year
7.35 percent debentures in June 1999 and $200 million aggregate principal amount of 10-year 7.15 percent debentures in December 1999. In addition, it repaid at maturity $150 million of floating rate taxable debentures in July 1999 and $75 million of 7-year 6.5 percent debentures in September 1999.

Con Edison of New York issued $292.7 million of 35-year adjustable rate tax-exempt debt in July 1999, the proceeds of which, along with other funds, were used in August 1999 to redeem $150 million of 7 1/4 percent Series 1989 C tax-exempt debt and $150 million of 7 1/2 percent Series 1990 A tax-exempt debt. In 1998, it issued $385 million of debentures with interest rates ranging from
6.15 to 7.10 percent to refund debentures and tax-exempt debt with interest rates ranging from 7-1/8 to 8.05 percent and $75 million of 30-year 6.90 percent debentures to redeem three series of preferred stock.

The commercial paper of Con Edison of New York is rated P-1 and A-1, respectively, by Moody's Investor Service (Moody's) and Standard and Poor's Rating Group (S&P). The debentures of Con Edison of New York are rated A1 and A+, respectively, by Moody's and S&P. The rating agencies are reviewing these ratings in the light of Con Edison's pending acquisition of Northeast Utilities. See "Northeast Utilities," below.


CAPITAL REQUIREMENTS

The following table compares Con Edison of New York's capital requirements for the years 1997 through 1999 and estimated amounts for 2000 and 2001:

(Millions of Dollars)      2001     2000     1999     1998     1997
--------------------------------------------------------------------
Utility construction
  expenditures            $  858   $  783   $  655   $  619   $  654
Nuclear decommissioning
  trust                       21       21       21       21       21
Nuclear fuel                  47       28       17        7       15
Retirement of
  long-term debt
  at maturity                300      275      525      200      106
--------------------------------------------------------------------
         Total            $1,226   $1,107   $1,218   $  847   $  796

The increased utility construction expenditures in 2000 and 2001 reflect expenditures to repower Con Edison of New York's East River steam-electric generating plant and expenditures related to meeting load growth on the electric distribution system. The repowering will provide additional, more efficient and lower-cost steam capacity, and will allow for the retirement and sale of the Waterside generating station. See "Regulatory Matters - Steam," below.

STOCK REPURCHASES

During 1999 Con Edison of New York purchased 18.7 million shares of Con Edison common stock at an average price of $43.82 per share, and a total cost of $819.7 million under Con Edison's previously announced $1 billion repurchase program. Through December 31, 1999, Con Edison of New York had purchased a total of 21.4 million shares under the program at an average price of $44.03 per share, and a total cost of $940.5 million.

REGULATORY MATTERS

Federal and state initiatives have resulted in a fundamental restructuring of Con Edison of New York and the rest of the utility industry by promoting the development of competition in the sale of electricity and gas. These initiatives "unbundle," or separate, the integrated supply and delivery services that utilities have traditionally provided, and enable customers to purchase electric and gas supply from others for delivery by the utilities over their electric and gas systems.

ELECTRIC

In 1996 the FERC issued its Order 888 requiring electric utilities to make their transmission facilities available to wholesale sellers and buyers of electric energy and allow utilities to recover related legitimate and verifiable stranded costs subject to FERC's jurisdiction. In November 1999 following FERC approval, the New York State Independent System Operator (ISO) commenced operations and began controlling and operating most electric transmission facilities in New York as an integrated system. Con Edison of New York continues to own and maintain, but not operate, its transmission facilities and receives fees for use of the facilities.

In September 1997 the PSC approved a restructuring agreement between Con Edison of New York, the PSC staff and certain other parties. The restructuring agreement provides for:

    -  cumulative rate reductions of approximately $1 billion;

    -  "retail choice" for all electric customers;

    -  the divestiture of electric generation capacity; and

    -  a reasonable opportunity for recovery of "strandable costs."

Con Edison of New York reduced electric rates by $129 million in 1998 and $80 million in April 1999 as part of the restructuring agreement's rate plan.

Under this plan, the revenues that the company receives over the five-year transition period ending in March 2002 are reduced by $1 billion from the amount that would have been received had the March 1997 rate levels remained in effect. Additional rate reductions of approximately $103 million and $209 million are scheduled to take effect in April 2000 and 2001, respectively.

At December 31, 1999, approximately 70,000 Con Edison of New York customers representing approximately 20 percent of the aggregate customer load were purchasing electricity from other suppliers under the electric Retail Choice program. In February 2000 the PSC issued an order requiring the company to make the program available to all of its electric customers by November 2000 unless the company demonstrates that full retail access is unfeasible for technical reasons. Con Edison of New York delivers electricity to customers in this program through its regulated transmission and distribution system. In general, the company's delivery rates for Retail Choice customers are equal to the rates applicable to other comparable Con Edison of New York customers, less an amount representing the cost of the energy and capacity it avoids by not supplying these customers. In its February 2000 order, the PSC authorized incentive payments for certain retail access customers. The PSC authorized the company to defer the costs of these incentives pending future determination of funding sources.

Con Edison of New York has sold most of its electric generating assets (see Note I to the financial statements). The company still owns about 2,000 MW of generating assets and has contracts with non-utility generators (NUGs) for approximately 2,100 MW of electric generating capacity (see Note H to the financial statements). The company expects to use its remaining generating resources, and energy and capacity purchased from the buyers of the generating assets sold and others, to supply electricity to its full-service customers (i.e., those customers who are not participants in the electric Retail Choice program).

Con Edison of New York no longer earns an equity return on the generating assets that were sold. Instead, Con Edison of New York purchases electricity from the buyers of the generating assets sold and recovers the cost of the electricity either in base rates or pursuant to applicable fuel adjustment clauses. See Note A - Recoverable Fuel Costs and Note I to the financial statements.

Con Edison of New York does not expect to add long-term electric generation resources other than in connection with the repowering of the East River generating plant, which will add incremental electric capacity of 250 MW. In a July 1998 order, the PSC indicated that it "agree(s) generally that Con Edison of New York need not plan on constructing new generation as the competitive market develops," but considers "overly broad" and did not adopt its request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity.

Con Edison of New York's potential electric strandable costs are those prior utility investments and commitments that may not be recoverable in a competitive electric supply market, including the unrecovered book cost of its remaining electric generating plants, including its Indian Point 2 nuclear generating unit, the future cost of decommissioning Indian Point 2 and its retired Indian Point 1 nuclear generating unit and charges under contracts with NUGs. Con Edison of New York is recovering potential electric strandable costs in the rates it charges all customers, including those customers purchasing electricity from others. Pursuant to the restructuring agreement, following March 31, 2002, the company will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, any remaining strandable costs, including a reasonable return on investments. For any remaining strandable costs relating to fossil-fueled generating assets, the recovery period will be 10 years. For additional information about nuclear generation and NUG-related strandable costs, see Notes G and H to the financial statements.

GAS

Under Con Edison of New York's gas Retail Choice program, which began in 1996, all of its gas customers may purchase gas from other suppliers. At December 31, 1999, approximately 22,000 Con Edison of New York customers representing approximately 25 percent of aggregate firm customer load were participating in the program. The delivery of gas continues to be through Con Edison of New York's distribution system.

In January 1997 the PSC approved a four-year gas rate settlement agreement with the following major provisions: base rates will, with limited exceptions, remain at September 1996 levels through September 2000; Con Edison of New York will share in net revenue from interruptible gas sales (previously used only to reduce firm customer gas costs) by retaining in each rate year the first $7.0 million of net revenue from such sales above 8.5 million dekatherms and 50 percent of additional net revenues; and 86 percent of any increase in property taxes above levels implicit in rates will be recovered by offsetting amounts, if any, that would otherwise be returned to customers. The company will share with customers 50 percent of earnings above a 13 percent rate of return on gas common equity. No amounts were deferred for earnings sharing in 1999, 1998 or 1997.

STEAM

In a December 1999 order, the PSC concurred with Con Edison of New York that a competitive steam market is not currently feasible.

In 1999, Con Edison of New York began a project to repower its East River steam-electric generating plant (see "Capital Requirements," above). The repowering of the East River plant will provide enhanced reliability and lower costs to steam customers and permit the company to sell its Waterside generating station as part of a nine-acre development site in midtown Manhattan along the East River. The sale of the nine-acre site and the disposition of the expected net after-tax gain from the sale will be subject to PSC approval.

In November 1999 Con Edison of New York filed a steam rate plan with the PSC requesting a cumulative rate increase of $33.1 million over a four-year period ending September 2004. The current three-year steam rate agreement between the company and the PSC staff, which expires in October 2000, provided for a $16 million rate increase.

NORTHEAST UTILITIES

In October 1999 Con Edison agreed to acquire Northeast Utilities for an estimated aggregate purchase price of not more than $3.8 billion, payable 50 percent in cash and 50 percent in common stock (subject to election and proration procedures). Con Edison expects that, following receipt of all required shareholder and regulatory approvals, it will complete the merger in 2000.

Con Edison and Northeast Utilities do not believe that the PSC has jurisdiction over the merger, but have asked the PSC to support the merger and to grant any approvals necessitated by the merger such as for changes in accounting and affiliate rules. In connection with the PSC's approval of Con Edison's July 1999 acquisition of Orange and Rockland Utilities, Inc., Con Edison of New York is accruing $27 million over the three-year period ending March 2002 for the future benefit of its electric customers and has reduced its gas rates by approximately $2 million.

Upon completion of the merger, Con Edison will be required to register under the Public Utility Holding Company Act of 1935. As a subsidiary of a registered holding company, Con Edison of New York will be subject to restrictions relating, among other things, to its capital structure, payment of dividends, sale of its assets and sharing of services with its affiliated companies. Con Edison of New York does not expect that such restrictions will have a material adverse effect on its financial condition or results of operations.


FINANCIAL MARKET RISKS

Con Edison of New York's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, are interest rate risk and commodity price risk.

The interest rate risk relates primarily to new debt financing needed to fund capital requirements, including utility construction expenditures, maturing debt securities and to variable rate debt. See "Capital Requirements,"above

In general, the rates Con Edison of New York charges customers for electric, gas and steam service are not subject to change for fluctuations in the cost of capital during the respective terms of the current rate agreements. The company manages interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refundings of debt through optional redemptions and tender offers. In addition, the company has, from time to time, entered into derivative financial instruments to hedge interest rate risk.

At December 31, 1999, Con Edison of New York had no derivative or other financial instruments outstanding for purposes of hedging its interest rate risk.

Derivative instruments are used by the company to hedge flowing gas and gas in storage. Con Edison of New York does not generally use derivatives to hedge purchases of electricity and fuel because the related commodity price risks are mitigated by the fuel adjustment provisions of their current rate agreements (see Note A to the financial statements). At December 31, 1999 neither the fair value of the hedged positions outstanding nor potential, near-term derivative losses from reasonably possible near-term changes in market prices were material to the company's financial position, results of operations or liquidity.


NUCLEAR GENERATION

Con Edison of New York, which has operated its approximately 1,000 MW Indian Point 2 nuclear generating unit since 1973, is exploring alternatives to its continued ownership and operation of Indian Point 2. In February 2000, the company announced an auction process for the Indian Point 2 unit, the retired Indian Point 1 unit and related gas turbines. The company has reserved the right to reject any and all proposals, to terminate the auction process, and/or to decline to sell all or any part of the assets being auctioned. Any sale would be subject to the approval of the PSC and Nuclear Regulatory Commission (NRC).

In February 2000, Con Edison of New York shut down Indian Point 2 following a leak in one of its steam generators. NRC approval will be required to restart the plant. Certain organizations have asked the NRC to require the company to replace the steam generators prior to restart. The company is not currently able to determine if or when replacement of the steam generators will be required. Various parties have initiated or threatened legal or legislative action to prevent the company from recovering replacement power costs related to the current outage and the PSC is expected to initiate a proceeding to examine the prudency of related company actions. The company believes that its actions in this regard have been prudent, but it is unable to predict whether or not any related proceedings, lawsuits or other actions will have a material adverse effect on the company's financial position, results of operations or liquidity.

For information about the recovery of Con Edison of New York's investment in Indian Point 2, decommissioning Indian Point 2 and additional information about nuclear generation, see Note G to the financial statements.

ENVIRONMENTAL MATTERS

For information concerning potential liabilities arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), and from claims relating to alleged exposure to asbestos, see Note F to the financial statements.

IMPACT OF INFLATION

Con Edison of New York is affected by the decline in the purchasing power of the dollar caused by inflation. Regulation permits Con Edison of New York to recover through depreciation only the historical cost of its plant assets even though in an inflationary economy the cost to replace the assets upon their retirement will substantially exceed historical costs. The impact is, however, partially offset by the repayment of the long-term debt in dollars of lesser value than the dollars originally borrowed.


FORWARD-LOOKING STATEMENTS

This discussion and analysis includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, Con Edison's pending acquisition of Northeast Utilities, technological developments, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, and other presently unknown or unforeseen factors.


RESULTS OF OPERATIONS

Con Edison of New York's earnings for 1999 were $698.3 million. Earnings for 1998 and 1997 were $728.1 million and $694.5 million, respectively.

Con Edison of New York's earnings for 1999, compared to 1998, decreased $29.8 million. The principal components of the decrease were: $42.3 million of electric rate reductions; $41.9 million of lost equity return on generating assets that were divested; and $8.5 million of higher distribution expenses relating to Hurricane Floyd and a July 1999 heat wave, offset by $71.0 million of lower nuclear and pension expenses. Earnings also reflect the levels of electric, gas and steam sales discussed below.

Con Edison of New York's earnings for 1998, compared to 1997, increased $33.6 million. This increase in earnings was the result of higher electric revenues of $36.5 million from warmer than normal summer weather and an improving New York City economy, net of rate reductions, and decreased pension expenses of $38.3 million, offset, in part, by increased electric transmission and distribution expenses of $12.3 million and increased nuclear expenses of $19.3 million from an extended Indian Point 2 maintenance outage.

Con Edison of New York's principal business segments are its electric, gas and steam businesses. A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. For additional information about Con Edison of New York's business segments, see Note M to the financial statements.

ELECTRIC

Con Edison of New York's electric operating revenues in 1999 decreased $44.8 million from 1998 and in 1998 increased $81.5 million from 1997. The decrease in 1999 primarily reflects the effects of retail access and rate reductions of $65 million, offset in part by increased sales resulting from the warmer summer weather. The increase in 1998 revenues from 1997 reflected the strength of the New York City economy and warm summer weather offset, in part, by rate reductions of $102 million in 1998.

Electricity sales volume in Con Edison of New York's service territory increased
3.9 percent in 1999 and 3.1 percent in 1998.

The increases in sales volume reflect both the continued strength of the New York City economy and warmer than normal summer weather. Con Edison of New York's electric sales vary seasonally in response to weather, and peak in the summer.

After adjusting for variations, principally weather and billing days, in each period, Con Edison of New York's electricity sales volume increased 2.7 percent in 1999 and 2.5 percent in 1998. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's electric operating income decreased $75.6 million in 1999 compared to 1998. The principal components of the decrease were: $42.3 million of electric rate reductions; $41.9 million of lost equity return on generating assets that were divested; $32.2 million of unavoided costs related to divestiture (administrative support costs previously incurred by generation not eliminated with divestiture, but expected to decrease over time) and $8.5 million of higher distribution expenses relating to Hurricane Floyd and a July 1999 heat wave, offset, in part, by $66.3 million of reduced expenses at Indian Point 2 (which had an extended maintenance outage in 1998) and decreased pension costs.

Con Edison of New York's 1998 electric operating income increased $50.9 million compared to 1997 primarily as a result of increased electric revenues of $36.5 million and decreased pension expenses of $28.6 million, partly offset by increased expenses of $19.3 million for Indian Point 2.

GAS

Con Edison of New York's gas operating revenues decreased $16.0 million in 1999 and gas operating income increased $10.1 million from 1998. The decrease in revenues reflects lower fuel billing in 1999 as a result of lower costs for gas purchased for resale. The increase in operating income principally reflects lower pension and other administrative expenses of approximately $5.9 million.

Con Edison of New York's 1998 gas operating revenues and operating income decreased $134.3 million and $12.6 million, respectively, from 1997. These changes reflect gas sales and transportation volumes.

Gas sales and transportation volume to firm customers of Con Edison of New York increased 5.8 percent in 1999 compared to 1998 and decreased 9.7 percent in 1998 compared to 1997.

Con Edison of New York's gas sales and transportation vary seasonally in response to weather, and peak in the winter. The increase in volumes from 1998 reflects the colder 1999 winter compared to 1998. The decrease in 1998 compared to 1997 reflects the relatively warm 1998 winter.

After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volume to firm customers increased 1.3 percent in 1999 and decreased 0.1 percent in 1998.

A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

STEAM

Con Edison of New York's steam operating revenues and steam operating income increased $18.1 million and $0.1 million, respectively, in 1999, but decreased $69.9 million and $16.7 million, respectively, in 1998, primarily because of changes in steam sales volumes.

Steam sales volume increased 6.1 percent in 1999 and decreased 8.8 percent in 1998.

Con Edison of New York's steam sales vary seasonally in response to weather, and peak in the winter. The increase in volume for steam sales from 1998 reflects the colder 1999 winter compared to 1998. The decrease in 1998 compared to 1997 reflects the relatively warm 1998 winter.

After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 1.4 percent in 1999 and decreased 1.7 percent in 1998.

TAXES, OTHER THAN FEDERAL INCOME TAX

At $1.1 billion, taxes other than federal income tax remain one of Con Edison of New York's largest operating expenses.

The principal components of and variations in operating taxes were:

                                  Increase/  (Decrease)
------------------------------------------------------------
                          1999    1999 over    1998 over
(Millions of Dollars)   Amount         1998         1997
------------------------------------------------------------
Property taxes          $   593.9     $ (24.5)   $  27.7
State and local
  taxes on revenues         440.2       (20.6)     (12.6)
Payroll taxes                57.0        (2.1)      (0.2)
Other taxes                  43.0       (21.3)       6.6
------------------------------------------------------------
Total                   $1, 134.1*    $ (68.5)   $  21.5
------------------------------------------------------------
* Including sales taxes on customers' bills, total taxes, other than federal income taxes, billed to customers in 1999 were $1,403.7 million.

OTHER INCOME

Other income increased $27.3 million in 1999 due principally to deferred federal income tax credits realized as a result of the generation divestiture. See Note K to the financial statements. Other income decreased $6.7 million in 1998 due principally to decreased interest on temporary cash investments.

NET INTEREST CHARGES

Net interest charges decreased $5.0 million in 1999, reflecting the refunding of long-term debt and favorable tax audit adjustments. Net interest charges decreased $7.2 million in 1998, reflecting the interest savings from the refunding of long-term debt in 1998.

FEDERAL INCOME TAX

Federal income tax decreased $48.2 million in 1999 and increased $34.5 million in 1998, reflecting the changes each year in income before tax and in tax credits. See Note K to the financial statements.

O&R MANAGEMENT'S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

Orange and Rockland Utilities, Inc. (O&R), a wholly-owned subsidiary of Consolidated Edison, Inc. (Con Edison), meets the conditions specified in General Instruction I of Form 10-K and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, like Con Edison, that are reporting companies under the Securities Exchange Act of 1934.

This narrative analysis should be read in conjunction with the consolidated financial statements of O&R and its subsidiaries and the notes thereto.


O&R'S BUSINESS

O&R is a regulated utility, which along with its regulated utility subsidiaries, provides electric service to over 275,000 customers and gas service to over 115,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania.


SIGNIFICANT DEVELOPMENTS

In July 1999, Con Edison completed its acquisition of O&R for $791.5 million.

In June 1999, O&R completed the sale of its electric generating assets for $349.3 million. See Note H to the consolidated financial statements. In July 1999, $65.2 million of the proceeds was used to repay short-term indebtedness and in September 1999, $45.0 million of the proceeds was used to pay dividends to Con Edison.

In 1999, O&R redeemed all of its preferred stock with the proceeds from the sale of $45 million of 7.0 percent Debentures due 2029, Series G. See Note B to the consolidated financial statements.


RESULTS OF OPERATIONS

Earnings for the years ended December 31, 1999, 1998 and 1997 were $14.7 million, $45.0 million and $29.5 million, respectively.

O&R's earnings in 1999, compared to 1998 decreased $30.3 million. The principal components of the decrease were: $23.4 million of non-recurring merger related costs, $5.9 million of lost equity return on generating assets that were divested, and $0.8 million of higher distribution expenses relating to Hurricane Floyd.

O&R's earnings in 1998, compared to 1997, increased $15.5 million. The principal component of the change was a non-recurring loss of $15.4 million recognized in 1997 for discontinuation of O&R's unregulated gas marketing operations.

A discussion of O&R's operating revenues and operating income by business segment follows. O&R's principal business segments are its electric and gas utility businesses. For additional information about O&R's business segments, see Note M to the consolidated financial statements.


ELECTRIC

O&R's electric operating revenues decreased $30.1 million in 1999, $24.9 million of the decrease is the result of revenues recorded subject to refund in June
1999, to reflect the customers' share of proceeds from the sale of electric generating assets. See Note H to the consolidated financial statements. In addition, rate decreases were implemented in 1999 designed to eliminate electric generation services from base rates in New York, Pennsylvania, and New Jersey, respectively.

Electric sales and deliveries to firm customers increased 3.6 percent in 1999 and 4.3 percent in 1998. The increases in sales volume reflect both the continued strength of the economy and warmer than normal summer weather. O&R's electric sales vary seasonally in response to weather, and peak in the summer.

After adjusting for variations, principally weather and billing days, in each period, O&R's electricity sales volume increased 0.5 percent in 1999. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Purchased power cost increased $87.1 million, and fuel costs decreased $50 million in 1999, compared to 1998, reflecting the sale in June 1999 of all of O&R's generating assets. These costs are recoverable through O&R's energy cost adjustment mechanisms and did not impact earnings. See Note A to the consolidated financial statements.

Income from electric operations decreased $48.7 million principally as a result of the provisions to pass back proceeds from the sale of generating assets ($16.2 million), nonrecurring merger expenses ($19.3 million), lost equity return on generating assets that were divested ($5.9 million) and other divestiture related cost of ($3.1 million).

O&R's 1998 electric operating income increased $1.8 million when compared to 1997.


GAS

O&R's gas operating revenues increased $21 million in 1999 due primarily to increases in gas sales and transportation volumes. Income from gas operations decreased $3.0 million primarily as a result of $4.1 million of non-recurring merger related expenditures, partially offset by higher sales.

In 1998 gas operating revenues and operating income decreased. This decrease in 1998 compared to 1997 reflects the relatively warm 1998 winter.

Gas sales and transportation volume to firm customers of O&R increased 12.4 percent in 1999 compared to 1998 and decreased 14 percent in 1998 compared to 1997.

O&R's gas sales and transportation vary seasonally in response to weather, and peak in the winter. The increase in volumes from 1998 reflects the colder 1999 winter compared to 1998. The decrease in 1998 compared to 1997 reflects the relatively warm 1998 winter. The level of revenues from gas sales in New York is subject to a weather normalization clause.

After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volume to customers increased 5.9 percent in 1999 and decreased 1.4 percent in 1998.


TAXES, OTHER THAN FEDERAL INCOME TAX

At $81.5 million, taxes other than federal income tax remain one of O&R's utility subsidiaries' largest operating expenses.

The principal components of and variations in operating taxes were:



                                    Increase/(Decrease)
-------------------------------------------------------------------
                            1999          1999            1998
-------------------------------------------------------------------
(Millions of Dollars)           Amount     over 1998     over 1997
--------------------------- ----------- ------------- -------------
Property taxes                   $38.5        $(7.3)           $.4
State and local taxes on
  revenues                        36.9         (2.1)         (8.6)
Payroll taxes                      5.9            .4          (.5)
Other taxes                         .2            .2            .1
--------------------------- ----------- ------------- -------------
Total                            $81.5*        $(8.8)        $(8.6)
--------------------------- ----------- ------------- -------------
*Including sales taxes on customers' bills, total taxes, other than federal income taxes, billed to customers in 1999 were $98.5 million.


OTHER INCOME

Other income increased $19.5 million in 1999 due principally to proceeds and deferred federal income tax credits realized as a result of the generation divestiture. See Note H to the consolidated financial statements. Other income increased $3.0 million in 1998 due principally to lower investigation and litigation costs.


NET INTEREST CHARGES

Net interest charges decreased $1.0 million in 1999. Net interest charges increased $2.0 million in 1998.


FEDERAL INCOME TAX

Federal income tax increased $15.7 million in 1999 reflecting the change in income before tax and in tax credits, that resulted from the merger and divestiture. See Note L to the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CON EDISON

For information about Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 (which information is incorporated herein by reference).

CON EDISON OF NEW YORK

For information about Con Edison of New York's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 (which information is incorporated herein by reference).

O&R

O&R's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments are interest rate risk and commodity price risk. The interest rate risk relates primarily to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities, and to variable rate debt. The rates O&R charges its customers for electric and gas service are not subject to change for fluctuations in the cost of capital during the respective terms of the current rate agreements. O&R manages interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refundings. In addition, O&R, has from time to time, entered into derivative financial instruments to hedge interest rate risk. At December 31, 1999, neither O&R nor any of its subsidiaries had derivative or other financial instruments outstanding for purposes of hedging its interest rate risk other than the interest rate swap agreement describe in Note B to the O&R financial statements in Item 8. Derivative instruments are used by the company to hedge flowing gas and gas in storage. O&R does not generally use derivatives to hedge purchases of electricity because the related commodity price risks are mitigated by the energy cost adjustment provisions of its current rate agreements (see Note A to the O&R financial statements included in Item 8). At December 31, 1999 neither the fair value of the hedged positions outstanding nor potential, near-term derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of O&R.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.       FINANCIAL STATEMENTS
                                                                            PAGE

         CON EDISON

Report of Independent Accountants                                           60
Consolidated Balance Sheet at December 31, 1999 and 1998                    61
Consolidated Income Statement for the years ended
         December 31, 1999, 1998 and 1997                                   63
Consolidated Statement of Retained Earnings for the years ended
         December 31, 1999, 1998 and 1997                                   63
Consolidated Statement of Cash Flows for the years ended
          December 31, 1999, 1998 and 1997                                  64
Consolidated Statement of Capitalization at December 31, 1999 and 1998      65
Notes to Consolidated Financial Statements                                  66

                                                                            PAGE

CON EDISON OF NEW YORK

Report of Independent Accountants                                            85
Consolidated Balance Sheet at December 31, 1999 and 1998                     86
Consolidated Income Statement for the years ended
         December 31, 1999, 1998 and 1997                                    88
Consolidated Statement of Retained Earnings for the years ended
         December 31, 1999, 1998 and 1997                                    88
Consolidated Statement of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997                                    89
Consolidated Statement of Capitalization at December 31, 1999 and 1998       90
Notes to Consolidated Financial Statements                                   92

         O&R

Report of 1999 Independent Accountants                                       106
Report of 1998 and 1997 Independent Accountants                              107
Consolidated Balance Sheet at December 31, 1999 and 1998                     108
Consolidated Income Statement for the years ended
         December 31, 1999, 1998 and 1997                                    110
Consolidated Statement of Retained Earnings for the years ended
         December 31, 1999, 1998 and 1997                                    110
Consolidated Statement of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997                                    111
Consolidated Statement of Capitalization at December 31, 1999 and 1998       112
         Notes to Consolidated Financial Statements                          113


         FINANCIAL STATEMENT SCHEDULES


CON EDISON

                  Schedule I  -  Condensed financial information             124
                  Schedule II -  Valuation and qualifying accounts           126

CON EDISON OF NEW YORK

                  Schedule II - Valuation and qualifying accounts            126

O&R

                  Schedule II - Valuation and qualifying accounts            126

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

B. SUPPLEMENTARY FINANCIAL INFORMATION

         SELECTED QUARTERLY FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
CON EDISON                                                              First      Second        Third      Fourth
1999 (Millions of Dollars)                                            Quarter     Quarter      Quarter     Quarter
-------------------------------------------------------------------------------------------------------------------
Operating revenues                                                  $ 1,776.6   $ 1,479.1    $ 2,346.2   $ 1,889.4
Operating income                                                        258.5       149.7        423.3       188.3
Net income for common stock                                             176.6        66.4        336.0       121.6
Basic earnings per common share                                     $    0.76   $    0.30    $    1.50   $    0.58
Diluted earnings per common share                                   $    0.76   $    0.30    $    1.50   $    0.57

1998 (Millions of Dollars)
-------------------------------------------------------------------------------------------------------------------
Operating revenues                                                  $ 1,853.1   $ 1,561.0    $ 2,061.6   $ 1,617.3
Operating income                                                        254.6       148.0        438.4       212.3
Net income for common stock                                             171.9        62.0        347.0       131.8
Basic and diluted earnings per common share                         $    0.73   $    0.26    $    1.49   $    0.56
-------------------------------------------------------------------------------------------------------------------

In the opinion of Con Edison these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

----------------------------------------------------------------------------------------------------
CON EDISON OF NEW YORK                                   First      Second        Third      Fourth
1999 (Millions of Dollars)                             Quarter     Quarter      Quarter     Quarter
----------------------------------------------------------------------------------------------------
Operating revenues                                   $ 1,732.3   $ 1,442.7    $ 2,109.0   $ 1,672.0
----------------------------------------------------------------------------------------------------
Operating income                                         265.3       152.4        399.5       184.3
----------------------------------------------------------------------------------------------------
Net income for common stock                              182.0        69.2        319.6       127.5
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
1998 (Millions of Dollars)
----------------------------------------------------------------------------------------------------
Operating revenues                                   $ 1,825.9   $ 1,543.8    $ 2,042.2   $ 1,586.8
----------------------------------------------------------------------------------------------------
Operating income                                         257.9       152.0        442.1       215.1
----------------------------------------------------------------------------------------------------
Net income for common stock                              174.0        63.2        356.3       134.6
----------------------------------------------------------------------------------------------------

In the opinion of Con Edison of New York these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

--------------------------------------------------------------------------------------
O&R                                        First      Second        Third      Fourth
1999 (Millions of Dollars)               Quarter     Quarter      Quarter     Quarter
--------------------------------------------------------------------------------------
Operating revenues                       $ 183.1     $ 119.8      $ 170.3      $144.3
--------------------------------------------------------------------------------------
Operating income                            20.6      (23.8)         25.1         3.4
--------------------------------------------------------------------------------------
Net income for common stock                 11.5      (19.9)         18.9         3.3
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
1998 (Millions of Dollars)
--------------------------------------------------------------------------------------
Operating revenues                       $ 165.1     $ 139.6       $172.1     $ 149.3
--------------------------------------------------------------------------------------
Operating income                            21.5        12.7         26.9        14.9
--------------------------------------------------------------------------------------
Net income for common stock                 13.1         4.4         17.6         7.1
--------------------------------------------------------------------------------------

In the opinion of O&R these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Consolidated Edison, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

New York, New York
February 17, 2000

Consolidated Balance Sheet   Consolidated Edison, Inc.

ASSETS

AT DECEMBER 31 (THOUSANDS OF DOLLARS)                                                         1999                1998
-----------------------------------------------------------------------------------------------------------------------
UTILITY PLANT, AT ORIGINAL COST (NOTE A)
Electric                                                                              $ 11,323,826        $ 12,039,082
Gas                                                                                      2,197,735           1,838,550
Steam                                                                                      722,265             604,761
General                                                                                  1,328,544           1,204,262
Unregulated generating assets                                                               48,583                   -
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                   15,620,953          15,686,655
Less: Accumulated depreciation                                                           4,733,613           4,726,211
-----------------------------------------------------------------------------------------------------------------------
Net                                                                                     10,887,340          10,960,444
Construction work in progress                                                              381,804             347,262
Nuclear fuel assemblies and components, less accumulated amortization                       84,701              98,837
-----------------------------------------------------------------------------------------------------------------------
NET UTILITY PLANT                                                                       11,353,845          11,406,543
-----------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and temporary cash investments (Note A)                                               485,050             102,295
Accounts receivable - customer, less allowance for uncollectible accounts of
   $34,821 and $24,957 at December 31, 1999 and 1998, respectively                         647,545             521,648
Other receivables                                                                          122,474              49,381
Fuel, at average cost                                                                       24,271              33,289
Gas in storage, at average cost                                                             55,387              49,656
Materials and supplies, at average cost                                                    142,905             184,916
Prepayments                                                                                197,671             131,374
Other current assets                                                                        39,262              20,984
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                     1,714,565           1,093,543
-----------------------------------------------------------------------------------------------------------------------

INVESTMENTS
Nuclear decommissioning trust funds                                                        305,717             265,063
Other                                                                                      182,201             113,382
-----------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS (NOTE A)                                                                 487,918             378,445
-----------------------------------------------------------------------------------------------------------------------

DEFERRED CHARGES
Goodwill                                                                                   427,496                   -
Regulatory assets (Notes A and J)                                                        1,382,265           1,359,135
Other deferred charges                                                                     165,387             143,737
-----------------------------------------------------------------------------------------------------------------------
TOTAL DEFERRED CHARGES                                                                   1,975,148           1,502,872
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                 $ 15,531,476        $ 14,381,403
-----------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES


AT DECEMBER 31 (THOUSANDS OF DOLLARS)                                              1999        1998
----------------------------------------------------------------------------------------------------
CAPITALIZATION (NOTE B)
COMMON SHAREHOLDERS' EQUITY
Common stock, $.10 par value, authorized 500,000,000 shares;
   213,810,634 shares and 232,833,494 shares outstanding, net of
   treasury stock, at December 31, 1999, respectively                       $ 1,482,341 $ 1,482,341
Retained earnings                                                             4,921,089   4,700,500
Treasury stock, at cost;  21,358,500 shares and  2,654,600 shares
   at December 31, 1999 and 1998, respectively                                 (955,311)   (120,790)
Capital stock expense                                                           (36,112)    (36,446)
----------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                             5,412,007   6,025,605
----------------------------------------------------------------------------------------------------

Preferred stock subject to mandatory redemption                                  37,050      37,050
Other preferred stock                                                           212,563     212,563
Long - term debt                                                              4,524,604   4,050,108
----------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                                         10,186,224  10,325,326
----------------------------------------------------------------------------------------------------

NONCURRENT LIABILITIES
Obligations under capital leases                                                 34,544      37,295
Other noncurrent liabilities                                                    305,632     203,543
----------------------------------------------------------------------------------------------------
TOTAL NONCURRENT LIABILITIES                                                    340,176     240,838
----------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Long - term debt due within one year                                            395,000     225,000
Notes payable                                                                   495,371           -
Accounts payable                                                                615,983     371,274
Customer deposits                                                               204,421     181,236
Accrued taxes                                                                    18,389      15,670
Accrued interest                                                                 60,061      76,466
Accrued wages                                                                    79,408      83,555
Other current liabilities                                                       232,706     188,186
----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                     2,101,339   1,141,387
----------------------------------------------------------------------------------------------------

DEFERRED CREDITS
Accumulated deferred federal income tax (Note L)                              2,267,548   2,392,812
Regulatory liabilities (Note J)                                                 636,022     281,018
Other deferred credits                                                              167          22
----------------------------------------------------------------------------------------------------
TOTAL DEFERRED CREDITS                                                        2,903,737   2,673,852
----------------------------------------------------------------------------------------------------
CONTINGENCIES (NOTE F)
----------------------------------------------------------------------------------------------------
TOTAL                                                                       $15,531,476 $14,381,403
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Income Statement   Consolidated Edison, Inc.


Year Ended December 31 (Thousands of Dollars)                        1999         1998         1997
----------------------------------------------------------------------------------------------------
OPERATING REVENUES (NOTE A)
Electric                                                      $ 5,792,673  $ 5,674,446  $ 5,635,575
Gas                                                             1,000,083      959,609    1,093,880
Steam                                                             340,026      321,932      391,799
Non-utility                                                       358,541      137,061       74,898
----------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                                        7,491,323    7,093,048    7,196,152
----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Purchased power                                                 1,824,023    1,253,783    1,349,587
Fuel                                                              430,050      579,006      596,824
Gas purchased for resale                                          485,155      437,308      552,597
Other operations                                                1,188,623    1,157,958    1,124,703
Maintenance                                                       437,979      477,413      474,788
Depreciation and amortization (Note A)                            526,182      518,514      503,455
Taxes, other than federal income tax                            1,179,796    1,208,102    1,181,156
Federal income tax (Notes A and L)                                399,716      407,639      377,722
----------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                        6,471,524    6,039,723    6,160,832
----------------------------------------------------------------------------------------------------
OPERATING INCOME                                                1,019,799    1,053,325    1,035,320
----------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
Investment income (Note A)                                         14,842       11,801       12,214
Allowance for equity funds used during construction (Note A)        3,810        2,431        4,448
Other income less miscellaneous deductions                        (13,571)     (14,212)      (4,100)
Federal income tax (Notes A and L)                                 26,891        2,229       (1,998)
----------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME                                                 31,972        2,249       10,564
----------------------------------------------------------------------------------------------------
INCOME BEFORE INTEREST CHARGES                                  1,051,771    1,055,574    1,045,884
----------------------------------------------------------------------------------------------------
Interest on long-term debt                                        319,393      308,671      318,158
Other interest                                                     20,065       18,400       17,083
Allowance for borrowed funds used during construction (Note A)     (1,895)      (1,246)      (2,180)
----------------------------------------------------------------------------------------------------
NET INTEREST CHARGES                                              337,563      325,825      333,061
----------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDEND REQUIREMENTS                              13,593       17,007       18,344
----------------------------------------------------------------------------------------------------
NET INCOME FOR COMMON STOCK                                     $ 700,615    $ 712,742    $ 694,479
----------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                    $ 3.14       $ 3.04       $ 2.95
DILUTED EARNINGS PER COMMON SHARE                                  $ 3.13       $ 3.04       $ 2.95
AVERAGE NUMBER OF SHARES OUTSTANDING                          223,442,315  234,307,767  235,082,063
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


Consolidated Statement of Retained Earnings  Consolidated Edison, Inc.


Year Ended December 31 (Thousands of Dollars)                        1999         1998         1997
----------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                            $ 4,700,500  $ 4,484,703  $ 4,283,935
Less: Stock options exercised                                       1,922            -            -
Add: Orange & Rockland purchase accounting adjustment                  51            -            -
Net income for common stock for the year                          700,615      712,742      694,479
----------------------------------------------------------------------------------------------------
TOTAL                                                           5,399,244    5,197,445    4,978,414
----------------------------------------------------------------------------------------------------
Dividends declared on common, $2.14, $2.12 and $2.10
  per share, respectively                                         478,155      496,945      493,711
----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31                                          $ 4,921,089  $ 4,700,500  $ 4,484,703
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows   Consolidated Edison, Inc.


Year Ended December 31 (Thousands of Dollars)                                                    1999          1998          1997
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income for common stock                                                               $   700,615   $   712,742   $   694,479
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization                                                                 526,182       518,514       503,455
Federal income tax deferred (excluding taxes resulting from divestiture of plant)              41,784        86,430        22,620
Common equity component of allowance for funds used during construction                        (3,730)       (2,364)       (4,321)
Other non-cash charges                                                                         42,050        11,297        17,268
CHANGES IN ASSETS AND LIABILITIES NET OF EFFECTS FROM PURCHASE OF ORANGE AND ROCKLAND
Accounts receivable -- customer, less allowance for uncollectibles                            (66,371)       59,515       (37,159)
Materials and supplies, including fuel and gas in storage                                      56,554        14,804        31,824
Prepayments, other receivables and other current assets                                       (91,588)      (50,689)       16,062
Deferred recoverable fuel costs                                                               (66,655)       76,288         3,161
Cost of removal less salvage                                                                  (71,451)      (72,033)      (73,719)
Accounts payable                                                                              167,598       (68,840)        8,999
Other -- net                                                                                  (29,618)      104,165       103,490
----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                                    1,205,370     1,389,829     1,286,159
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures                                                                    (678,157)     (618,844)     (654,221)
Nuclear fuel expenditures                                                                     (16,537)       (7,056)      (14,579)
Contributions to nuclear decommissioning trust                                                (21,301)      (21,301)      (21,301)
Common equity component of allowance for funds used during construction                         3,730         2,364         4,321
Payment for purchase of Orange and Rockland, net of cash and cash equivalents                (509,083)         --            --
Divestiture of utility plant (net of federal income tax)                                    1,138,750          --            --
Unregulated subsidiary investments                                                           (101,953)      (24,072)      (66,032)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES INCLUDING CONSTRUCTION                              (184,551)     (668,909)     (751,812)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES INCLUDING DIVIDENDS
Repurchase of common stock                                                                   (817,399)     (115,247)         --
Net proceeds from short-term debt                                                             430,196          --            --
Issuance of long-term debt                                                                    767,689       460,000       480,000
Retirement of long-term debt                                                                 (225,000)     (200,000)     (106,256)
Advance refunding of preferred stock and long-term debt                                      (300,000)     (773,645)         --
Issuance and refunding costs                                                                  (16,440)       (8,864)       (8,930)
Funds held for refunding of debt                                                                 --         328,874      (328,874)
Common stock dividends                                                                       (477,110)     (493,201)     (493,711)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES INCLUDING DIVIDENDS                                 (638,064)     (802,083)     (457,771)
----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                                382,755       (81,163)       76,576
----------------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                                              102,295       183,458       106,882
----------------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT DECEMBER 31                                        $   485,050   $   102,295   $   183,458
----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
      Interest                                                                            $   321,785   $   285,956   $   310,310
      Income taxes                                                                            846,559       355,707       335,586
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Capitalization  Consolidated Edison, Inc.


Year Ended December 31 (Thousands of Dollars)                                  1999          1998
--------------------------------------------------------------------------------------------------
                                             Shares outstanding
                                        ------------------------------
                                          December 31,   December 31,
                                              1999           1998
                                        ------------------------------
COMMON SHAREHOLDERS' EQUITY (NOTE B)
Common stock                               213,810,634    232,833,494   $ 1,482,341   $ 1,482,341
Retained earnings                                                         4,921,089     4,700,500
Treasury stock, at cost                                                    (955,311)     (120,790)
Capital stock expense                                                       (36,112)      (36,446)
--------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                         5,412,007     6,025,605
--------------------------------------------------------------------------------------------------
PREFERRED STOCK (NOTE B)
Subject to mandatory redemption
Cumulative Preferred, $100 par value,
   6-1/8% Series J                             370,500        370,500        37,050        37,050
--------------------------------------------------------------------------------------------------
TOTAL SUBJECT TO MANDATORY REDEMPTION                                        37,050        37,050
--------------------------------------------------------------------------------------------------
OTHER PREFERRED STOCK
$5 Cumulative Preferred, without par value,
   authorized 1,915,319 shares               1,915,319      1,915,319       175,000       175,000
Cumulative Preferred, $100 par value,
   authorized 6,000,000 shares*
   4.65% Series C                              153,296        153,296        15,330        15,330
   4.65% Series D                              222,330        222,330        22,233        22,233
--------------------------------------------------------------------------------------------------
TOTAL OTHER PREFERRED STOCK                                                 212,563       212,563
--------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCK                                                    $  249,613    $  249,613
--------------------------------------------------------------------------------------------------

* Represents total authorized shares of cumulative preferred stock, $100 par value, including preferred stock subject to mandatory redemption.

The accompanying notes are an integral part of these financial statements.

                                    - 66 -

At December 31 (Thousands of Dollars)                      1999          1998
---------------------------------------------------------------------------------
Long-term debt (Note B)
Maturity       Interest Rate  Series
---------------------------------------------------------------------------------
Debentures:
1999           6-1/2%         1992D               $           -      $ 75,000
1999              -           1994B                           -       150,000
2000           9-3/8          1990A                      80,000             -
2000           7-3/8          1992A                     150,000       150,000
2000           7.60           1992C                     125,000       125,000
2000           6.14           1993C                      20,000             -
2001           6-1/2          1993B                     150,000       150,000
2001           6.22*          1996B                     150,000       150,000
2002           6-5/8          1993C                     150,000       150,000
2002           6.18*          1997A                     150,000       150,000
2003           6-3/8          1993D                     150,000       150,000
2003           6.56           1993D                      35,000             -
2004           7-5/8          1992B                     150,000       150,000
2005           6-5/8          1995A                     100,000       100,000
2007           6.45           1997B                     330,000       330,000
2008           6-1/4          1998A                     180,000       180,000
2008           6.15           1998C                     100,000       100,000
2009           7.15           1999B                     200,000             -
2023           7-1/2          1993G                     380,000       380,000
2026           7-3/4          1996A                     100,000       100,000
2027           6-1/2          1997F                      80,000             -
2028           7.10           1998B                     105,000       105,000
2028           6.90           1998D                      75,000        75,000
2029           7-1/8          1994A                     150,000       150,000
2029           7.00           1999G                      45,000             -
2039           7.35           1999A                     275,000             -
--------------------------------------------------------------------------------
Total debentures                                      3,430,000     2,920,000
--------------------------------------------------------------------------------
Tax-exempt debt - notes issued to New York State Energy Research and Development
Authority for Facilities Revenue Bonds:

2014           6.09           1994***                    55,000             -
2015           3.07**         1995***                    44,000             -
2020           5-1/4          1993B                     127,715       127,715
2020           6.10           1995A                     128,285       128,285
2022           5-3/8          1993C                      19,760        19,760
2024           7-1/4          1989C                           -       150,000
2025           7-1/2          1990A                           -       150,000
2026           7-1/2          1991A                     128,150       128,150
2027           6-3/4          1992A                     100,000       100,000
2027           6-3/8          1992B                     100,000       100,000
2028           6.00           1993A                     101,000       101,000
2029           7-1/8          1994A                     100,000       100,000
2034           4.12**         1999A                     292,700             -

---------------------------------------------------------------------------------
Total tax-exempt debt                                 1,196,610     1,104,910
---------------------------------------------------------------------------------
Subordinated deferrable interest debentures:
2031           7-3/4          1996A                     275,000       275,000
---------------------------------------------------------------------------------
Other long-term debt                                     43,236           868
Unamortized debt discount                               (25,242)      (25,670)
---------------------------------------------------------------------------------
Total                                                 4,919,604     4,275,108
Less: long-term debt due within one year                395,000       225,000
---------------------------------------------------------------------------------
Total long-term debt                                  4,524,604     4,050,108
---------------------------------------------------------------------------------
Total capitalization                              $  10,186,224  $ 10,325,326
---------------------------------------------------------------------------------

*     Rates reset quarterly;  December 31, 1999 rate shown.
**    Rate reset weekly; December 31, 1999 rate shown.
*** Issued for pollution control financing for Bowline and Lovett generating stations.
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes form an integral part of the accompanying consolidated financial statements of Consolidated Edison, Inc. (Con Edison) and its subsidiaries.


CON EDISON

On January 1, 1998, Con Edison was established as the parent holding company for Consolidated Edison Company of New York, Inc. (Con Edison of New York) pursuant to an agreement and plan of exchange which provided for the exchange of the outstanding shares of common stock, $2.50 par value, of Con Edison of New York for an equal number of shares of common stock, $.10 par value, of Con Edison.

Con Edison, through its subsidiaries, provides a wide range of energy-related services to its customers.

Con Edison of New York, a regulated utility, provides electric service to over three million customers and gas service to over a million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan.

Orange and Rockland Utilities, Inc. (O&R), a regulated utility which Con Edison acquired in July 1999 (see Note K), provides electric service to over 275,000 customers and gas service to over 100,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania.

Con Edison's unregulated subsidiaries provide competitive gas and electric supply and energy-related products and services (Con Edison Solutions); invest in and manage energy infrastructure projects (Con Edison Development); market specialized energy supply services to wholesale customers (Con Edison Energy); and invest in telecommunications infrastructure (Con Edison Communications). These subsidiaries operate primarily in the Mid-Atlantic and New England states.


NORTHEAST UTILITIES MERGER

In October 1999 Con Edison agreed to acquire Northeast Utilities (Northeast) for an estimated aggregate purchase price of not more than $3.8 billion, payable 50 percent in cash and 50 percent in stock and subject to adjustment as discussed below.

To effect the acquisition, Con Edison will merge into a new parent holding company (New Con Edison) and a subsidiary of New Con Edison will merge into Northeast (collectively these mergers are referred to as the Merger). The Merger is subject to certain conditions, including the approval of Con Edison's and Northeast's shareholders and federal and state regulatory agencies.

Upon completion of the Merger, the former holders of Con Edison and Northeast common shares will together own all of the outstanding shares of common stock of New Con Edison, and New Con Edison will in turn own all of the outstanding common shares of Con Edison of New York, O&R (which will continue to own its regulated utility subsidiaries), its unregulated subsidiaries and Northeast (which will continue to own its regulated utilities) and its unregulated subsidiaries.

New Con Edison is expected to account for the Merger under the purchase method of accounting in accordance with accounting principles generally accepted in the United States.

Con Edison will pay a base price of $25 for each Northeast common share, subject to adjustment as follows: (i) $1 per share will be added to the price if, prior to the closing of the Merger, Northeast enters into binding agreements and receives certain regulatory approvals with respect to the sale of certain nuclear facilities (the "divestiture condition") and (ii) $0.0034 per share will be added to the price for each day after August 5, 2000 through the day prior to the closing of the Merger. The stock consideration (i.e., the number of shares of New Con Edison common stock) to be received by Northeast shareholders will be determined by dividing the adjusted price to be paid for each Northeast share by a calculated average market price of Con Edison common shares over a specified period prior to the closing. The calculated average market price to be used in this determination is subject to a "price collar" of not more than $46 per share or less than $36 per Con Edison share. As a result of the price collar, Northeast shareholders may receive more (if the calculated average market price of Con Edison's shares exceeds $46 per share) or fewer (if the calculated average market price is less than $36 per share) New Con Edison shares than they would have in the absence of the collar. If the divestiture condition is satisfied following the completion of the Merger but prior to December 31, 2000, the $1 per Northeast share referred to above would be separately paid by New Con Edison to the former Northeast shareholders in cash.


NOTE A     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION Con Edison's consolidated financial statements include the accounts of Con Edison and its consolidated subsidiaries, including the regulated utilities, Con Edison of New York and O&R. Intercompany transactions have been eliminated.

RESTRUCTURING AGREEMENTS In May 1996 the New York State Public Service Commission (PSC), in its Competitive Opportunities proceeding, endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry. In September 1997 the PSC approved a restructuring agreement between Con Edison of New York, the PSC staff and certain other parties (the Restructuring Agreement). The Restructuring Agreement provides for a transition to a competitive electric market through the development of a "retail access" plan, a rate plan for the period ending March 31, 2002, a reasonable opportunity for recovery of "strandable costs" and the divestiture of electric generation capacity by Con Edison of New York.

At December 31, 1999 approximately 70,000 Con Edison of New York customers representing approximately 20 percent of aggregate customer load were purchasing electricity from other suppliers under the electric Retail Choice program. In February 2000 the PSC issued an order requiring Con Edison of New York to make available the program to all of its electric customers by November 2000. Con Edison of New York delivers electricity to customers in this program through its regulated transmission and distribution systems. In general, Con Edison of New York's delivery rates for Retail Choice customers are equal to the rates applicable to other comparable Con Edison of New York customers, less an amount representing the cost of the energy and capacity it avoids by not supplying these customers. In its February 2000 order, the PSC reduced the delivery rate for large electric Retail Choice customers and authorized Con Edison of New York to recover the resulting lost revenues by recognizing a portion of the deferred generation divestiture gain. See Note I.

Con Edison of New York reduced electric rates by $129 million in 1998 and $80 million in April 1999 as part of the Restructuring Agreement's rate plan. Under this plan, the revenues that the company receives over the five-year transition period ending in March 2002 are reduced by $1 billion from the amount that would have been received had the March 1997 rate levels remained in effect. Pursuant to the rate plan, rate reductions of approximately $103 million and $209 million are scheduled to take effect in April 2000 and 2001, respectively. The April 2001 rate decrease will be partially offset by $36 million of a rate increase attributable to the New York Power Authority, the recognition of which is being deferred over the first four years of the rate plan, and $50 million of deferred generation divestiture gain (see Note I). In addition, a regulatory liability was established in 1997 for rate reductions for certain customers that is being amortized over the remaining years of the rate plan.

Con Edison of New York's potential electric strandable costs are those prior utility investments and commitments that may not be recoverable in a competitive electric supply market. These include the unrecovered book cost of its remaining electric generating plants, including its Indian Point 2 nuclear generating unit, the future cost of decommissioning Indian Point 2 and its retired Indian Point 1 nuclear generating unit and charges under contracts with non-utility generators (NUGs). Con Edison of New York is recovering these costs in the rates it charges all customers, including those customers purchasing electricity from others. Pursuant to the Restructuring Agreement, following March 31, 2002, Con Edison of New York will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, any remaining strandable costs, including a reasonable return on investment. For any remaining fossil-related strandable costs, the recovery period will be 10 years. For additional information about nuclear generation, see "Rate Recovery" in Note G. For information about NUG-related strandable costs, see Note H.

Pursuant to the Restructuring Agreement, as amended by a July 1998 PSC order, Con Edison of New York has sold approximately 6,300 MW of the approximately 8,300 MW of generating capacity that it owned. See Note I.

In late 1997 the PSC, in its Competitive Opportunities proceeding, approved a four-year O&R Restructuring Plan. Under this plan, O&R has sold all of its generating assets and has made retail access available to all of its electric customers effective May 1, 1999. O&R's electric rates have been reduced by approximately $32.4 million through rate reductions implemented in December 1997 and 1998. No further rate reductions are required under the plan. In 1998 and 1999 similar plans for O&R's utility subsidiaries in Pennsylvania and New Jersey were approved by state regulators. The Pennsylvania plan provides for retail access for all customers effective May 1999. The New Jersey plan provides for rate reductions of $6.8 million effective August 1999, an additional reduction of $2.7 million effective January 2001 and a final reduction of $6.3 million effective August 2002.

In accordance with the April 1999 PSC order approving Con Edison's acquisition of O&R, Con Edison of New York is accruing approximately $27 million over the three-year period ending March 2002 for the future benefit of its electric customers and has reduced its gas rates by approximately $2 million. O&R reduced its electric rates by $6.1 million and its gas rates by approximately $1.1 million.

ACCOUNTING POLICIES The accounting policies of Con Edison and its subsidiaries conform to accounting principles generally accepted in the United States. For regulated public utilities, like Con Edison of New York and O&R, accounting principles generally accepted in the United States include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, the accounting requirements and rate-making practices of the Federal Energy Regulatory Commission (FERC) and the PSC.

The standards in SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of the Financial Accounting Standards Board
(FASB) Statement No. 71," apply to the non-nuclear electric supply portion of Con Edison of New York's business that is being deregulated as a result of the Restructuring Agreement (the Deregulated Business). The Deregulated Business includes all of Con Edison of New York's fossil electric generating assets and its NUG contracts and related regulatory assets and liabilities. The application of SFAS No. 101 to the Deregulated Business had no material adverse effect on the financial position or results of operations of Con Edison or Con Edison of New York.

No impairment of Con Edison of New York's fossil generating assets has been recognized under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," because most of these assets have been sold at a gain (see Note I) and the estimated cash flows from the operation and/or sale of the remaining generating assets, together with the cash flows from the strandable cost recovery provisions of the Restructuring Agreement, will not be less than the net carrying amount of the fossil generating assets.

Likewise, there has been no charge against earnings for the deferred charges (regulatory assets - principally relating to future federal income taxes) and deferred credits (regulatory liabilities) relating to the Deregulated Business because recovery of regulatory assets net of regulatory liabilities is probable under the Restructuring Agreement. At December 31, 1999 net regulatory assets amounted to approximately $750 million. See Note J.

No loss has been accrued for Con Edison of New York's NUG contracts under SFAS No. 5, "Accounting for Contingencies," because it is not probable that the charges by NUGs under the contracts will exceed the cash flows from the sale by Con Edison of New York of the electricity provided by the NUGs, together with the cash flows provided pursuant to the Restructuring Agreement. See Note H.

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

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on Con Edison of New York's own funds when so used, determined in accordance with PSC and FERC regulations. The AFDC rate was 9.1 percent in 1999, 1998 and 1997. The rate was compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges.

The annual charge for depreciation is computed using the straight-line method for financial statement purposes with rates based on average lives and net salvage factors, with the exception of Indian Point 2, Con Edison of New York's share of the jointly-owned Roseton generating station, certain leaseholds and certain general equipment, which are depreciated using a remaining life amortization method.

Con Edison's depreciation rates averaged approximately 3.4 percent in 1999, 1998 and 1997.

Con Edison of New York has a 40 percent ownership interest in the 1,200-MW Roseton electric generating station operated by Central Hudson Gas & Electric Corp. This station is expected to be sold not later than July 2001.

Con Edison of New York's investment in the Roseton station at original cost and as included on its balance sheet at December 31, 1999 and 1998 was:

(Thousands of Dollars)          1999         1998
--------------------------------------------------

Plant in service            $147,194     $146,778
Construction work
   in progress                   391          262
Accumulated depreciation     (86,950)     (80,944)
--------------------------------------------------
Net investment               $60,635      $66,096
--------------------------------------------------

NUCLEAR GENERATION For information about the accounting policies followed for Con Edison of New York's nuclear generation, see Note G.

REVENUES Con Edison's utility subsidiaries recognize revenues for electric, gas and steam service on a monthly billing cycle basis. O&R accrues revenues at the end of each month for estimated energy usage not yet billed to customers, while Con Edison of New York does not accrue such revenues. Con Edison of New York defers for refund to firm gas sales and transportation customers over a 12-month period all net interruptible gas revenues not authorized by the PSC to be retained by the company.

RECOVERABLE FUEL COSTS Con Edison's utility subsidiaries' fuel, purchased power and gas costs that are above the levels included in base rates are recoverable under electric, gas and steam fuel adjustment clauses. If costs fall below these levels, the difference is credited to customers. For electric and steam, such costs are deferred until the period in which they are billed or credited to customers (between one and two months after the costs are incurred). For gas, the excess or deficiency is accumulated for refund or surcharge to customers on an annual basis.

The electric fuel adjustment clauses provide for the utility subsidiaries to share with customers any savings or excess costs resulting from the difference between actual costs for electric fuel and purchased power and monthly target amounts. The subsidiaries will retain or bear 10 to 30 percent of the savings or excess costs, as the case may be.

TEMPORARY CASH INVESTMENTS Temporary cash investments are short-term, highly liquid investments which generally have maturities of three months or less. They are stated at cost which approximates market. Con Edison considers temporary cash investments to be cash equivalents.

INVESTMENTS For 1999 and 1998, investments consisted primarily of the external nuclear decommissioning trust fund and investments of Con Edison Solutions and Con Edison Development. The nuclear decommissioning trust fund is stated at market, net of federal income tax; investments of Con Edison Solutions and Con Edison Development are recorded using the equity method. Earnings on the nuclear decommissioning trust fund are not recognized in income but are included in the accumulated depreciation reserve. See "Decommissioning" in Note G.

GAS HEDGING Con Edison of New York uses derivative instruments under its gas hedging program in order to hedge its gas in storage and anticipated gas purchases against adverse market price fluctuations. Con Edison of New York defers the related hedging gains and losses until the underlying gas commodity is withdrawn from storage or purchased from a supplier and then adjusts the cost of its gas accordingly. All hedging gains or losses are credited or charged to customers through Con Edison of New York's gas fuel adjustment clause.

Con Edison Solutions uses derivative instruments to hedge natural gas transactions in order to minimize the risk of unfavorable market price fluctuations. Gains or losses on these instruments are deferred until gas is purchased, at which time gas expense is adjusted accordingly. At December 31, 1999, deferred gains or losses were not material.

Neither Con Edison nor any of its consolidated subsidiaries enters into derivative transactions that do not meet the criteria for hedges and that do not qualify for deferred accounting treatment. If for any reason a derivative transaction was no longer classified as a hedge, the cost of gas in storage or gas expense, as appropriate, would be adjusted for unrealized gains and losses relating to the transaction.

NEW FINANCIAL ACCOUNTING STANDARDS SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was to be effective for fiscal years beginning after June 15, 1999. In June 1999 the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," that postponed the effective date to fiscal years beginning after June 15, 2000. The application of SFAS No. 133 is not expected to have a material effect on the financial position or results of operations of Con Edison or materially change its current disclosure practices.

FEDERAL INCOME TAX In accordance with SFAS No. 109, "Accounting for Income Taxes," Con Edison's utility subsidiaries have recorded an accumulated deferred federal income tax liability for substantially all temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, the utility subsidiaries have recovered amounts from customers for a portion of the tax expense they will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining temporary differences, in accordance with SFAS No. 71, the utility subsidiaries have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. (See Notes J and L.) In 1993 the PSC issued an Interim Policy Statement proposing accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates. The final policy statement is not expected to differ materially from the Interim Policy Statement.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction in future federal income tax expense.

Con Edison and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to each company based on its taxable income.

RESEARCH AND DEVELOPMENT COSTS Research and development costs relating to specific construction projects are capitalized. All other such costs are charged to operating expenses as incurred. Research and development costs in 1999, 1998 and 1997, amounting to $12.4 million, $20.3 million and $25.9 million, respectively, were charged to operating expenses. No research and development costs were capitalized in these years.

RECLASSIFICATION Certain prior year amounts have been reclassified to conform with current year presentation.

ESTIMATES The accompanying consolidated financial statements reflect judgments and estimates made in the application of the above accounting policies.


NOTE B     CAPITALIZATION

CAPITALIZATION OF CON EDISON Con Edison's outstanding capitalization, on a consolidated basis, consists of its common shareholders' equity and the outstanding preferred stock and long-term debt of its utility subsidiaries. Con Edison's authorized capitalization also includes six million authorized, but unissued, Preferred Shares, $1.00 par value.

PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION Con Edison of New York has the option to redeem its $5 cumulative preferred stock at $105 and its cumulative preferred stock, Series C and Series D, at a price of $101 per share (in each case, plus accrued and unpaid dividends).

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION Con Edison of New York is required to redeem its cumulative preferred stock, Series J shares on August 1, 2002. The redemption price is $100 per share (plus accrued and unpaid dividends). Series J shares may not be called for redemption while dividends are in arrears on outstanding shares of $5 cumulative preferred stock or other cumulative preferred stock.

COMMON STOCK In May 1998 Con Edison commenced a repurchase program for up to $1 billion of its common stock. Through December 31, 1999, a total of 21.4 million Con Edison shares was repurchased by Con Edison of New York, at a total cost of $940.5 million. In January 2000 Con Edison announced the expansion of its stock repurchase program by an additional $300 million.

DIVIDENDS Beginning in 1998, with the establishment of Con Edison as a holding company, dividends on Con Edison's common shares depend primarily on the dividends and other distributions that Con Edison of New York and Con Edison's other subsidiaries pay to Con Edison and the capital requirements of Con Edison and its subsidiaries. The Restructuring Agreement limits the dividends that Con Edison of New York may pay to not more than 100 percent of Con Edison of New York's income available for dividends, calculated on a two-year rolling average basis. Excluded from the calculation of "income available for dividends" are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing Con Edison of New York's equity ratio to a level appropriate to its business risk.

Payment of Con Edison of New York's common stock dividends to Con Edison is subject to certain additional restrictions. No dividends may be paid, or funds set apart for payment, on Con Edison of New York's common stock until all dividends accrued on the $5 cumulative preferred stock and other cumulative preferred stock have been paid, or declared and set apart for payment, and unless Con Edison of New York is not in arrears on its mandatory redemption obligation for the Series J cumulative preferred stock. No dividends may be paid on any of Con Edison of New York's capital stock during any period in which Con Edison of New York has deferred payment of interest on its subordinated deferrable interest debentures.

LONG-TERM DEBT Long-term debt maturing in the period 2000-2004 is as follows:

(Millions of Dollars)
-------------------------------------------------------------------------------
2000                                                                       $ 395
2001                                                                         300
2002                                                                         300
2003                                                                         185
2004                                                                         150
-------------------------------------------------------------------------------

Long-term debt of Con Edison's utility subsidiaries is stated at cost which, as of December 31, 1999 and 1998, approximates fair value (estimated based on current rates for debt of the same remaining maturities).


NOTE C     SHORT TERM BORROWING

At December 31, 1999 Con Edison and its utility subsidiaries had commercial paper programs, under which short-term borrowings are made at prevailing market rates, totaling $950 million. These programs are supported by revolving credit agreements with banks. At December 31, 1999, $495.4 million, at a weighted average interest rate of 5.03 percent per annum, was outstanding under Con Edison of New York's $500 million program. No amounts were outstanding at December 31, 1999 under Con Edison's $350 million program or O&R's $100 million program. No amounts were outstanding at December 31, 1998 under the Con Edison or Con Edison of New York programs. During 1999, Con Edison expanded, and subsequently reduced, its program by $600 million in connection with its July 1999 acquisition of O&R. In February 2000, the FERC authorized Con Edison of New York to expand its program to $800 million.

Bank commitments under the revolving credit agreements may terminate upon a change of control of Con Edison, and borrowings under the agreements are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital of the borrower not at any time exceed
0.65 to 1.

At December 31, 1999 this ratio was 0.49 to 1 for Con Edison, 0.52 to 1 for Con Edison of New York and 0.55 to 1 for O&R.

NOTE D     PENSION BENEFITS

CON EDISON OF NEW YORK

Con Edison of New York has non-contributory pension plans that cover substantially all of its employees and certain employees of other Con Edison subsidiaries. The plans are designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA).

Investment gains and losses are recognized over five years and unrecognized actuarial gains and losses are amortized over 10 years.

The company offered a special retirement program in 1999 providing enhanced pension benefits for those employees who met specified eligibility requirements and retired within specific time limits. These incentives fall within the category of special termination benefits as described in SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The increase in pension obligations as a result of this program amounts to $45.0 million. These obligations have been deferred for disposition by the PSC in accordance with the Restructuring Agreement.

The components of the company's net periodic pension cost for 1999, 1998 and 1997 were as follows:

    (Millions of Dollars)              1999      1998      1997
------------------------------------------------------------------
Service cost - including
  administrative expenses*            $105.1    $104.7    $111.4
Interest cost on projected
  benefit obligation                   358.7     346.8     334.3
Expected return on
 plan assets                          (486.6)   (445.1)   (407.3)
Amortization of net
  actuarial (gain)                     (90.1)    (71.7)    (42.0)
Amortization of prior
  service cost                          10.5      10.3      10.2
Amortization of transition
  obligation                             3.0       3.0       3.0
------------------------------------------------------------------
Net periodic pension cost              (99.4)    (52.0)      9.6
------------------------------------------------------------------
Amortization of
  regulatory asset**                     2.2       2.2       2.2
------------------------------------------------------------------
Total pension cost                    $(97.2)   $(49.8)    $11.8
------------------------------------------------------------------
Cost capitalized                       (19.2)     (9.2)      2.5
Cost charged to
operating expenses                     (78.0)    (40.6)      9.3
------------------------------------------------------------------
*Effective January 1, 1998, an assumption for administrative expenses is included as a component of service cost.
**Relates to $33.3 million increase in pension obligations from a 1993 special retirement program.

The funded status of the plans at December 31, 1999, 1998 and 1997 was as follows:

    (Millions of Dollars)               1999      1998      1997
------------------------------------------------------------------
CHANGE IN BENEFIT
  OBLIGATION
Benefit obligation at
  beginning of year                  $5,384.1  $4,940.6  $4,703.0
Service cost - excluding
  administrative expenses               103.8     103.4     111.4
Interest cost on projected
  benefit obligation                    358.7     346.8     334.3
Plan amendments                           0.8       2.1       0.5
Actuarial (gain) loss                  (728.0)    192.6     (24.2)
Special termination
  benefits                               45.0       -         -
Benefits paid                          (249.3)   (201.4)   (184.4)
------------------------------------------------------------------
Benefit obligation at
  end of year                        $4,915.1  $5,384.1  $4,940.6
------------------------------------------------------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year                  $6,679.2  $5,988.7  $5,269.3
Actual return on plan
  assets                              1,017.2     903.3     886.9
Employer contributions                    1.7       1.4      25.2
Benefits paid                          (249.3)   (201.4)   (184.4)
Administrative expenses                 (18.0)    (12.8)     (8.3)
------------------------------------------------------------------
Fair value of plan assets at
  end of year                        $7,430.8  $6,679.2  $5,988.7
------------------------------------------------------------------

Funded status                        $2,515.7  $1,295.1  $1,048.1
Unrecognized net (gain)              (2,491.6) (1,339.8) (1,157.4)
Unrecognized prior
  service costs                          72.5      82.2      90.4
Unrecognized net
  transition liability at
  January 1, 1987*                        5.3       8.3      11.3
------------------------------------------------------------------
Prepaid (accrued) benefit
  cost                                 $101.9     $45.8     $(7.6)
------------------------------------------------------------------
*Being amortized over approximately 15 years.

The actuarial assumptions at December 31, 1999, 1998 and 1997 were as follows:

                                          1999      1998      1997
------------------------------------------------------------------
Discount rate                             8.00%     6.75%     7.25%
Expected return on
  plan assets                             8.50%     8.50%     8.50%
Rate of compensation
  increase                                4.80%     4.80%     5.80%

PENSION BENEFITS

ORANGE AND ROCKLAND

O&R has a non-contributory defined benefit retirement plan, covering substantially all employees. The plan is designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA).

Investment gains and losses are recognized over three years and unrecognized actuarial gains and losses are amortized over 10 years.

During 1999, O&R sold its electric generating assets to Southern Energy. Also during 1999, O&R offered a special retirement program providing enhanced pension benefits for those employees who met specified eligibility requirements and retired within specific time limits. Because of the relative number of O&R employees who stopped accruing benefits in the plan as a result of these events, a curtailment charge was recorded in accordance with SFAS No. 88. A portion of this curtailment charge was recorded as a regulatory asset in accordance with SFAS No. 71 and a portion was expensed.

The acquisition of O&R by Con Edison in July 1999 triggered purchase accounting requirements that are reflected in the net periodic pension cost. Under such accounting O&R's accrued pension liability was adjusted to recognize all previously unrecognized gains or losses arising from past experience different from that assumed, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 87, "Employers' Accounting for Pensions." A portion of these adjustments was recorded as a regulatory liability in accordance with SFAS No. 71 and a portion was expensed.

O&R is currently allowed to recover in rates pension costs recognized under SFAS No. 87. In accordance with the provisions of SFAS No. 71, the company defers for future recovery any difference between expenses recognized under SFAS No. 87 and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of O&R's net periodic pension cost for 1999, 1998 and 1997 were as follows:

   (Thousands of Dollars)               1999      1998       1997
-------------------------------------------------------------------
Service cost - including
  administrative expenses              $5,824    $6,868    $6,535
Interest cost on projected
  benefit obligation                   19,702    19,194    17,993
Expected return on plan
  assets                              (19,024)  (17,480)  (15,838)
Amortization of net
  actuarial (gain)                     (2,725)   (6,338)   (4,688)
Amortization of prior
  service cost                          2,128     4,251     3,822
Amortization of transition
  (asset)                                (504)   (1,009)   (1,009)
Recognition of curtailment
  and termination benefits              7,321        -         -
Recognition of
  purchase accounting                   3,229        -         -
-------------------------------------------------------------------
Net periodic pension cost             $15,951    $5,486    $6,815
-------------------------------------------------------------------
Amortized/(deferred and
  capitalized)                             66        90      (751)
-------------------------------------------------------------------
Net expense*                          $16,017    $5,576    $6,064
-------------------------------------------------------------------
*Net expense for the period July 1, 1999 through December 31, 1999 was $1.9 million. This amount is reflected in Con Edison's consolidated financial statements and excludes the effects of curtailment, termination benefits, and purchase accounting.

The funded status of the plan at December 31, 1999, 1998 and 1997 was as follows:

   (Thousands of Dollars)               1999      1998      1997
-------------------------------------------------------------------
CHANGE IN BENEFIT
  OBLIGATION
Benefit obligation at
  beginning of year                  $289,765  $260,306  $232,990
Service cost - excluding
  administrative expenses               5,825     6,868     6,535
Interest cost on projected
  benefit obligation                   19,702    19,194    17,993
Plan amendments                            54        -     12,852
Actuarial loss                         22,551    18,375     2,387
Curtailment and
  termination benefits                  4,707        -         -
Benefits paid                         (16,132)  (14,978)  (12,451)
-------------------------------------------------------------------
Benefit obligation at
 end of  year                        $326,472  $289,765  $260,306
-------------------------------------------------------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year                  $266,511  $247,523  $225,997
Actual return on plan
  assets                               29,811    34,640    34,526
Employer contributions                 10,023        -         -
Benefits paid                         (14,799)  (14,131)  (11,637)
Administrative expenses                (2,235)   (1,521)   (1,363)
-------------------------------------------------------------------
Fair value of plan assets at
  end of year                        $289,311  $266,511  $247,523
-------------------------------------------------------------------

Funded status                        $(37,161) $(23,254) $(12,783)
Unrecognized net loss
   (gain)                              13,390   (57,031)  (66,108)
Unrecognized prior
  service costs                            -     35,830    40,081
Unrecognized net
  transition asset at
  January 1, 1987*                         -     (3,026)   (4,034)
-------------------------------------------------------------------
Prepaid (accrued)
  benefit  cost                      $(23,771) $(47,481) $(42,844)
-------------------------------------------------------------------
*Was being amortized over approximately 15 years.

The actuarial assumptions at December 31, 1999, 1998 and 1997 were as follows:

                                        1999      1998      1997
-------------------------------------------------------------------
Discount rate                           8.00%     6.75%     7.50%
Expected return on plan
  assets                                8.50%     8.00%     8.00%
Rate of compensation
  increase
      Hourly                            3.00%     3.00%     3.00%
      Management                        1.00%     1.00%     1.00%


NOTE E     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (OPEB)

CON EDISON OF NEW YORK

Con Edison of New York has a contributory comprehensive hospital, medical and prescription drug program for all retirees, their dependents and surviving spouses. The company also has a contributory life insurance program for bargaining unit employees. In addition the company provides basic life insurance benefits up to a specified maximum at no cost to retired management employees. Retired management employees must contribute to the cost of supplemental life insurance benefits in excess of the specified maximum. Certain employees of other Con Edison subsidiaries are eligible to receive benefits under these programs. The company has reserved the right to amend or terminate these programs.

Investment gains and losses are recognized over five years and unrecognized actuarial gains and losses are amortized over 10 years.

The components of the company's postretirement benefit (health and life insurance) costs for 1999, 1998 and 1997 were as follows:

    (Millions of Dollars)               1999      1998      1997

-------------------------------------------------------------------
Service cost                           $13.7     $14.9     $15.7
Interest cost on
  accumulated
  postretirement benefit
  obligation                            72.5      70.8      71.0
Expected return on plan
  assets                               (41.5)    (38.2)    (36.5)
Amortization of net
  actuarial loss                        26.8      20.9      21.4
Amortization of prior
  service cost                           1.4       -         -
Amortization of transition
  obligation                            17.4      21.5      25.9
-------------------------------------------------------------------
Net periodic
  postretirement benefit
  cost                                 $90.3     $89.9     $97.5
-------------------------------------------------------------------
Cost capitalized                        17.8      16.7      20.0
Cost charged to operating
  expenses                              72.5      73.2      77.5
-------------------------------------------------------------------

The program's funded status at December 31, 1999, 1998 and 1997 was as follows:

    (Millions of Dollars)               1999      1998     1997
-------------------------------------------------------------------
CHANGE IN BENEFIT
  OBLIGATION
Benefit obligation at
  beginning of year                 $1,097.0    $964.1    $999.1
Service cost                            13.7      14.9      15.7
Interest cost on
  accumulated
  postretirement benefit
  obligation                            72.5      70.8      71.0
Plan amendments                          -       (44.8)    (66.5)
Actuarial (gain) loss                 (211.8)    133.7     (13.4)
Benefits paid and
  administrative expenses              (58.1)    (51.7)    (50.2)
Participant contributions               10.7      10.0       8.4
-------------------------------------------------------------------
Benefit obligation at
  end of year                         $924.0  $1,097.0    $964.1
-------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year                   $665.8    $574.1    $444.2
Actual return on plan
  assets                               100.5     119.3     100.4
Employer contributions                 115.5      14.1      71.3
Participant contributions               10.7      10.0       8.4
Benefits paid                          (53.9)    (47.7)    (46.7)
Administrative expenses                 (4.2)     (4.0)     (3.5)
-------------------------------------------------------------------
Fair value of plan assets at
  end of year                         $834.4    $665.8    $574.1
-------------------------------------------------------------------
Funded status                         $(89.6)  $(431.2)  $(390.0)
Unrecognized net
  (gain) loss                         (224.6)     73.0      41.3
Unrecognized prior
  service costs                         11.2      12.6       -
Unrecognized transition
  obligation at January 1,
  1993*                                226.2     243.6     322.6
-------------------------------------------------------------------
Accrued postretirement
  benefit cost                        $(76.8)  $(102.0)   $(26.1)
-------------------------------------------------------------------
*Being amortized over a period of 20 years.

The actuarial assumptions at December 31, 1999, 1998 and 1997 were as follows:

                                        1999      1998      1997
-------------------------------------------------------------------
Discount rate                            8.00%     6.75%     7.25%
Expected return on plan
  assets
   Tax-exempt assets                     8.50%     8.50%     8.50%
   Taxable assets                        7.50%     7.50%     8.50%

The health care cost trend rate assumed for 1999 was 7.5 percent; for 2000, 7.0 percent; and then declining one-half percent per year to 5 percent for 2004 and thereafter.

A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                    1-Percentage-      1-Percentage-
(Millions of Dollars)              Point Increase     Point Decrease
-------------------------------------------------------------------
Effect on accumulated
  postretirement benefit
  obligation                           $113.4              $99.3
Effect on service cost and
  interest cost components              $12.7              $10.8

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (OPEB)

ORANGE AND ROCKLAND

O&R has a contributory medical and prescription drug program for all retirees, their dependents and surviving spouses. The company also has a non-contributory life insurance program for retirees.

Investment gains and losses are recognized over three years and unrecognized actuarial gains and losses are amortized over 10 years.

During 1999, O&R sold its electric generating assets to Southern Energy. Because of the relative number of O&R employees who stopped accruing benefits in the plan as a result of this event, a curtailment charge was recorded in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions."

The acquisition of O&R by Con Edison in July 1999 triggered purchase accounting requirements that are reflected in the net periodic benefit cost. Under purchase accounting O&R's accrued postretirement liability was adjusted to recognize all previously unrecognized gains or losses arising from past experience different from that assumed, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS 106. The total of these adjustments along with the curtailment charge discussed above were recorded as a regulatory asset in accordance with SFAS No. 71.

O&R is currently allowed to recover in rates OPEB costs recognized under SFAS No. 106. In accordance with the provisions of SFAS No. 71, the company defers for future recovery any difference between expenses recognized under SFAS No. 106 and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of O&R's postretirement benefit (health and life insurance) costs for 1999, 1998 and 1997 were as follows:

   (Thousands of Dollars)               1999      1998      1997
-------------------------------------------------------------------
Service cost                          $1,699     $1,463    $1,863
Interest cost on
  accumulated
  postretirement benefit
  obligation                           5,302      5,326     6,013
Expected return on plan
  assets                              (2,174)    (1,654)     (907)
Amortization of net
  actuarial loss                         383         21     1,011
Amortization of prior
  service cost                             4          9        84
Amortization of transition
  obligation                           1,213      2,427     2,572
-------------------------------------------------------------------
Net periodic
  postretirement benefit
  cost                                 6,427     7,592     10,636
-------------------------------------------------------------------
Amortized/(deferred and
  capitalized)                        (1,147)    3,169     (1,009)
-------------------------------------------------------------------
Net expense*                          $5,280    $10,761    $9,627
-------------------------------------------------------------------
*Net expense for the period July 1, 1999 through December 31, 1999 was $2.3 million. This amount is reflected in Con Edison's consolidated financial statements and excludes the effects of curtailment, termination benefits, and purchase accounting.

The program's funded status at December 31, 1999, 1998 and 1997 was as follows:

   (Thousands of Dollars)               1999      1998      1997
-------------------------------------------------------------------
CHANGE IN BENEFIT
  OBLIGATION
Benefit obligation at
  beginning of year                   80,477    $80,625   $82,999
Service cost                           1,699      1,463     1,863
Interest cost on
  accumulated
  postretirement benefit
  obligation                           5,302     5,326     6,013
Plan amendments                           -         98    (6,898)
Actual loss (gain)                     6,314    (1,802)    1,230
Benefits paid and
  administrative expenses             (5,405)   (5,334)   (4,582)
Participant contributions                149       101        -
-------------------------------------------------------------------
Benefit obligation at
  end of year                        $88,536   $80,477   $80,625
-------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year                  $31,180   $22,238   $14,822
Actual return on plan
  assets                               3,512     2,086       735
Employer contributions                 5,512    12,089    11,263
Participant contributions                 54       101        -
Benefits paid and
  administrative expenses             (2,368)   (5,334)   (4,582)
-------------------------------------------------------------------
Fair value of plan assets at
  end of year                        $37,890   $31,180   $22,238
-------------------------------------------------------------------
Funded status                       $(50,646) $(49,297) $(58,387)
Unrecognized net
  loss/(gain)                          9,008     5,016     6,393
Unrecognized prior
  service costs                           -         89        -
Unrecognized transition
  obligation at January 1,
  1993*                                   -     34,601    37,027
-------------------------------------------------------------------
Accrued postretirement
  benefit cost                      $(41,638)  $(9,591) $(14,967)
-------------------------------------------------------------------
*Being amortized over a period of 20 years.

The actuarial assumptions at December 31, 1999, 1998 and 1997 were as follows:

                                        1999      1998     1997
-------------------------------------------------------------------
Discount rate                           8.00%     6.75%    7.50%
Expected return on plan assets
  Tax-exempt assets                     8.50%     6.25%    6.25%
  Taxable assets                        7.50%     6.25%    6.25%

The health care cost trend rate assumed for 1999 was 6.5 percent for health care and 8.0 percent for prescription drug; for 2000, 7.0 percent; and then declining one-half percent per year to 5 percent for 2004 and thereafter.

A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                             1-Percentage-   1-Percentage-
(Thousands of Dollars)      Point Increase  Point Decrease
-------------------------------------------------------------------
Effect on accumulated
  postretirement benefit
  obligation                    $9,431         $7,930
Effect on service cost
  and interest cost
  components                      $940           $770


NOTE F     ENVIRONMENTAL MATTERS

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of Con Edison's utility subsidiaries and may be present in their facilities and equipment.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred.

At December 31, 1999, Con Edison had accrued a $38 million liability as its best estimate of the utility subsidiaries' liability for sites as to which they have received process or notice alleging that hazardous substances generated by them (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison's financial position, results of operations or liquidity.

Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible is to be deferred and subsequently reflected in rates. At December 31, 1999, $10 million of such costs had been deferred as a regulatory asset.

Suits have been brought in New York State and federal courts against Con Edison's utility subsidiaries and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the utility subsidiaries. Many of these suits have been disposed of without any payment by the utility subsidiaries, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but Con Edison believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to Con Edison at this time, it does not believe that these suits will have a material adverse effect on its financial position, results of operations or liquidity.


NOTE G     NUCLEAR GENERATION

Con Edison of New York owns the Indian Point 2 nuclear generating unit, which has a capacity of approximately 1,000 MW, and the retired Indian Point 1 nuclear generating unit.

The book value of Indian Point 2, net of accumulated depreciation, was $382 million and $459 million at December 31, 1999 and 1998, respectively. The net book value of Indian Point 2 was reduced by $50 million in 1999 as a result of the use of a portion of the net after-tax gain from fossil plant sales to increase its accumulated depreciation reserve (see Note I).

In 1999 Con Edison of New York announced its intention to explore alternatives to its continued ownership and operation of Indian Point 2 and the retired Indian Point 1. In February 2000 the company announced an auction process for the Indian Point 2 unit, the retired Indian Point 1 unit and related gas turbines. A proceeding initiated in 1998 by the PSC to consider the future of nuclear generating facilities in New York State is continuing. The Restructuring Agreement does not contemplate the divestiture of Indian Point 2, and any such divestiture would be subject to regulatory approvals, including the approvals of the PSC and the Nuclear Regulatory Commission.

OUTAGE ACCOUNTING Scheduled refueling and maintenance outages are generally required after a cycle of approximately 22 months. Con Edison of New York's electric rates reflect a charge for the cost of scheduled refueling and maintenance outages. Under Con Edison of New York's current and previous electric rate agreements, these charges have been deferred for recognition in income during the period in which expenses are incurred for the outage. The costs of unscheduled outages are expensed as incurred and are not reflected in rates.

RATE RECOVERY Pursuant to the Restructuring Agreement, Con Edison of New York is recovering its investment in Indian Point 2 and funds to decommission Indian Point 1 and 2 in the rates it charges all its electric customers. Under the Restructuring Agreement, following March 31, 2002, Con Edison of New York will be given a reasonable opportunity to recover its remaining investment in Indian Point 2 and additional funds needed to decommission Indian Point 1 and 2 through a non-bypassable charge to customers over a period that will extend no longer than the end of Indian Point 2's operating license in 2013. Reconciliation of estimated and actual decommissioning costs may be reflected in rates after 2013.

DECOMMISSIONING Since 1975 Con Edison of New York has been collecting costs of decommissioning from customers and accruing such amounts within its internal accumulated depreciation reserve. Amounts collected to fund decommissioning of the nuclear portions of the units have been deposited in external trust funds and earnings on such funds have been accrued as additional accumulated depreciation. The trust funds amounted to $305.7 million and $265.1 million, respectively, at December 31, 1999 and 1998. See "Investments" in Note A.

Accumulated decommissioning provisions at December 31, 1999 and 1998 were as follows:


                              Amounts Included in
                         Accumulated Depreciation
------------------------- ----------- -----------
(Millions of Dollars)           1999        1998
------------------------- ----------- -----------
Nuclear                       $305.7      $265.1
Non-nuclear                     55.4        56.7
------------------------- ----------- -----------
Total                         $361.1      $321.8
------------------------- ----------- -----------

The Restructuring Agreement continued in rates annual expense allowances of $21.3 million and $1.8 million, respectively, to fund the estimated costs of decommissioning the nuclear and non-nuclear portions of the Indian Point 1 and 2 units. These amounts were established pursuant to a 1995 electric rate agreement based upon a 1994 site-specific study. The study estimated the decommissioning costs to be approximately $657 million in 1993 dollars (assuming 2016 as the midpoint for decommissioning expenditures), including $252 million for extended storage of spent nuclear fuel. The minimum decommissioning fund estimate calculated in accordance with Nuclear Regulatory Commission (NRC) regulations was between $507 million and $862 million as of December 31, 1998. A new site-specific study is currently underway.

The FASB is currently reviewing the utility industry's accounting treatment of nuclear and certain other plant decommissioning costs. In an exposure draft issued in February 1996, the FASB concluded that decommissioning costs should be accounted for as a liability at expected present value, with a corresponding asset in utility plant, rather than as a component of depreciation. The FASB expects to issue a new exposure draft in the first quarter of 2000.

NUCLEAR FUEL Nuclear fuel assemblies and components are amortized to operating expense based on the quantity of heat produced in the generation of electricity. Nuclear fuel costs are recovered in revenues through base rates or through the fuel adjustment clause.

Nuclear fuel costs include provisions for payments to the U.S. Department of Energy (DOE) for future off-site storage of the spent fuel and for a portion of the costs to decontaminate and decommission the DOE facilities used to enrich uranium purchased by Con Edison of New York. Such payments amounted to $10.0 million in 1999.

The DOE has defaulted on its obligation to Con Edison of New York to begin to take title to the spent nuclear fuel generated at Indian Point 2. Con Edison of New York and a number of other utilities are pursuing their legal remedies against the DOE. Con Edison of New York estimates that it has adequate on-site capacity for interim storage of its spent fuel until 2005 after which, absent regulatory or technological developments, additional on-site or other spent fuel storage facilities would be required. The operation of Indian Point 2 would be curtailed if appropriate arrangements for the storage of its spent fuel are not made.


STEAM GENERATORS Nuclear generating units similar in design to Indian Point 2 have experienced problems that have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested. The remaining service life of the steam generators is uncertain. The projected service life of the steam generators is reassessed periodically in the light of the inspections made during scheduled outages of the unit. Based on the latest available data and current NRC criteria, Con Edison of New York estimates that steam generator replacement will not be required before 2002. On February 15, 2000 Con Edison of New York shut down Indian Point 2 following a leak in one if its steam generators. The cause of the leak is being investigated.

Con Edison of New York has replacement steam generators, which are stored at the site. Replacement of the steam generators would require estimated additional expenditures of up to $100 million (exclusive of replacement power costs) and an outage of approximately three months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

NUCLEAR INSURANCE The insurance policies covering Con Edison of New York's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of December 31, 1999, the highest amount that could be assessed for losses during the current policy year under all of the policies was $18.6 million. While assessments may also be made for losses in certain prior years, Con Edison of New York is not aware of any losses in such years that it believes are likely to result in an assessment. Under certain circumstances, in the event of nuclear incidents at facilities covered by the federal government's third-party liability indemnification program, Con Edison of New York could be assessed up to $88.1 million per incident, of which not more than $10 million may be assessed in any one year.


NOTE H     NON-UTILITY GENERATORS

Con Edison of New York has contracts with NUGs for approximately 2,100 MW of electric generating capacity. Assuming performance by the NUGs, Con Edison of New York is obligated over the terms of the contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments.

For the years 2000-2004, the capacity and other fixed payments under the contracts are estimated to be $477 million, $485 million, $494 million, $503 million and $516 million. Such payments gradually increase to approximately $600 million in 2013, and thereafter decline significantly. For energy delivered under these contracts, Con Edison of New York is obligated to pay variable prices that are estimated to be approximately at market levels.

Under the terms of its Restructuring Agreement, Con Edison of New York is recovering in rates the charges it incurs under contracts with NUGs (see "Restructuring Agreements" in Note A). The Restructuring Agreement provides that, following March 31, 2002, Con Edison of New York will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, the amount, if any, by which the actual costs of its purchases under the contracts exceed market value.

The Restructuring Agreement provided for a potential NUG contract disallowance of the lower of (i) 10 percent of the above-market costs or (ii) $300 million (in 2002 dollars). As contemplated by the Restructuring Agreement, Con Edison of New York may offset the potential disallowance by NUG contract mitigation and by 10 percent of the gross proceeds of any generating unit sales to third parties. Con Edison of New York will be permitted a reasonable opportunity to recover any costs subject to disallowance that are not offset by these two factors if it makes good faith efforts in implementing provisions of the Restructuring Agreement leading to the development of a competitive electric market in its service territory, including providing a choice of suppliers to its customers through its Retail Choice program and working to establish an independent system operator, which would administer the wholesale electric market in New York State.

In October 1998 the PSC allowed Con Edison of New York to offset the potential disallowance by approximately $115 million (in 2002 dollars) as a result of termination of NUG contracts for 42.5 MW of capacity. As permitted by the PSC, Con Edison of New York has retained revenues relating to capacity costs avoided as a result of the terminations. As a result, $92 million remained available at December 31, 1999 to offset a potential NUG contract disallowance.

In June and August 1999, Con Edison of New York completed the sale of its in-City fossil electric generating units to third parties for a total of $1.8 billion, resulting in an additional $180 million of credit against a possible disallowance. Any additional NUG contract mitigation and 10 percent of the gross proceeds of any additional generating unit sales, including the planned sale of Con Edison of New York's share of the Roseton plant by Central Hudson Gas & Electric, would further offset any potential disallowance. (See Note I.)


NOTE I     GENERATION DIVESTITURE

In 1999 Con Edison of New York completed the sales of almost 6,300 MW of its approximately 8,300 MW of electric generating assets for an aggregate price of $1.8 billion. The net book value of the assets sold was approximately $1 billion, and the net after-tax gain from the sales was $379 million, of which $29 million of accumulated deferred taxes and investment tax credits relating to the assets sold were recognized in income in 1999.

Consistent with the Restructuring Agreement, as amended by a July 1998 PSC order relating to the divestiture, $50 million of the net after-tax gain has been retained for shareholders, approximately $250 million has been deferred for disposition by the PSC and $50 million was applied as an increase to the accumulated depreciation reserve for Indian Point 2 (see Note G). The $50 million retained for shareholders will be recognized in income during the last year of the Restructuring Agreement (12 months ending March 31, 2002) as a partial offset to the rate reductions scheduled for that year, pursuant to the Restructuring Agreement. (See "Restructuring Agreements" in Note A.)

The approximately 2,000 MW of electric generating assets that Con Edison of New York continues to own include the 1,000 MW Indian Point 2 plant and its 480 MW interest in the jointly-owned Roseton generating station (see "Utility Plant and Depreciation " in Note A).

O&R completed the sale of all of its generating assets prior to the completion of Con Edison's purchase of O&R in July 1999.

The Restructuring Agreement and related PSC orders provide for the recovery of the incremental cost of capacity and energy required by Con Edison of New York to serve its remaining full-service customers. Con Edison of New York has agreed to purchase capacity from the buyers of the generating assets it sold for at least the period until the Installed Capacity (ICAP) market of the New York Independent System Operator (NYISO) is operational, and has submitted a petition to the PSC relating to the recovery of the incremental cost of this capacity. Such incremental capacity costs, which are estimated will total about $75 million if the NYISO ICAP market commences operation as now scheduled in May 2000, are being deferred as a regulatory asset. (See Note J.) In the event of a prolonged delay in the commencement of the NYISO ICAP market, additional incremental capacity costs could be material. The cost of the electric energy actually purchased from the buyers of the generating assets is recoverable under the electric fuel adjustment clause. (See "Recoverable Fuel Costs" in Note A.)


NOTE J     REGULATORY ASSETS AND LIABILITIES

The utility subsidiaries of Con Edison have established various regulatory assets to defer specific costs that the applicable regulatory agencies have permitted or are expected to permit to be recovered in rates over time. Similarly, certain regulatory liabilities have been established to defer specific gains or credits to be refunded to customers over time. The principal regulatory assets and liabilities included in the deferred charges at December 31, 1999 and 1998 were as follows:

(Thousands of  Dollars)              1999        1998
------------------------------------------------------
REGULATORY ASSETS
Future federal income tax
   (See Note A)                $  785,014  $  951,016
Recoverable fuel costs (See
   Note A)                         95,162      22,013
Power contract termination
   costs (See Note H)              71,861      70,621
Accrued unbilled gas
   revenues (See Note A)           67,775      43,594
MTA business tax surcharge*                    66,274
                                   60,712
O&R Pension/OPEB expenses
   (See Notes D and E)             57,630       2,774
Enlightened Energy program
   costs**                         34,065      68,381
Other                             210,046     134,462
------------------------------------------------------
Total Regulatory Assets         1,382,265   1,359,135
------------------------------------------------------
REGULATORY LIABILITIES
Gain on divestiture  (See
   Note I)                        306,867           -
Accumulated deferred
   investment tax credits
   (See Note A)                   139,838     154,970
NYPA rate increase (See Note
   A)                              25,630      16,175
O&R Pension expenses (See
   Note D)                         23,854           -
Interruptible sales credits
   (See Note A)                    23,745      20,969
Nuclear refueling outage
   expenses (See Note G)           22,273           -
Electric rate decrease (See
   Note A)                         12,000      16,250
Other                              81,815      72,654
------------------------------------------------------
Total Regulatory Liabilities      636,022     281,018
------------------------------------------------------
NET REGULATORY
ASSETS/LIABILITIES             $  746,243  $1,078,117
------------------------------------------------------

*Business tax surcharge imposed by New York State to provide funds to the Metropolitan Transit Authority; recovered from customers annually.

**Cost of demand-side management programs; recovered from customers generally over a five-year period.


NOTE K     ORANGE AND ROCKLAND UTILITIES (O&R)

In July 1999 Con Edison completed its acquisition of O&R for $791.5 million in cash. Con Edison is accounting for the acquisition under the purchase method of accounting in accordance with generally accepted accounting principles. The results of operations of O&R for the six months ended December 31, 1999 have been included in the consolidated income statement of Con Edison for the year ended December 31, 1999. Con Edison has recorded in its consolidated financial statements all of the assets and liabilities of O&R. The fair value of O&R's regulatory assets approximates book value. All other assets and liabilities of O&R were adjusted to their estimated fair values. The $437 million excess of the purchase price paid by Con Edison over the estimated fair value of net assets acquired and liabilities assumed was recorded as goodwill (O&R Goodwill) and is being amortized over 40 years. In accordance with regulatory settlements, costs to achieve the merger have been deferred as regulatory assets and are being amortized over a five-year period ending May 2004.

The unaudited pro forma consolidated Con Edison financial information shown below has been prepared based upon the historical consolidated income statements of Con Edison and O&R, giving effect to Con Edison's acquisition of O&R as if it had occurred at the beginning of each period. The historical information has been adjusted to reflect the amortization of O&R Goodwill for the entire period and the after-tax cost Con Edison would have incurred for financing the acquisition of O&R by issuing debt at the beginning of the period at an assumed
8.0 percent per annum interest rate. The pro forma information is not necessarily indicative of the results that Con Edison would have had if its acquisition of O&R had been completed prior to July 1999, or the results that Con Edison will have in the future.


(Thousands of Dollars)             1999          1998
------------------------------------------------------
Revenues                     $7,794,204    $7,719,152
Operating income                969,916     1,077,185
Net income                      646,435       705,579
Non-recurring charges            19,782             -
Adjusted net income             666,217       705,579
Average shares
   outstanding (000)            223,442       234,308
Earnings per share               $ 2.98         $3.01
------------------------------------------------------

NOTE L     FEDERAL INCOME TAX                         Consolidated Edison, Inc.

The components of federal income taxes are as follows:

Year Ended December 31 (Thousands of Dollars)                                      1999                 1998             1997
-------------------------------------------------------------------------------------------------------------------------------

Charged to operations:
           Current                                                               $836,783             $322,259         $354,112
           Deferred - net                                                        (428,859)              94,090           32,440
           Amortization of investment tax credit                                   (8,208)              (8,710)          (8,830)
--------------------------------------------------------------------------------------------------------------------------------
                 Total charged to operations                                      399,716              407,639          377,722
--------------------------------------------------------------------------------------------------------------------------------

Charged to other income:
           Current                                                                  1,430               (3,279)           2,988
           Deferred - net                                                             851                1,050             (990)
           Amortization of investment tax credit                                     (164)                   -                -
           Amortization of accumulated deferred investment tax
             credits and excess income tax reserves associated with
             divested generating plants                                           (29,008)                   -                -
--------------------------------------------------------------------------------------------------------------------------------
                 Total charged to other income                                    (26,891)              (2,229)           1,998
--------------------------------------------------------------------------------------------------------------------------------

Total                                                                            $372,825             $405,410         $379,720
--------------------------------------------------------------------------------------------------------------------------------


The tax effect of temporary differences which gave rise to deferred tax assets and liabilities is as follows:

As of December 31 (Millions of Dollars)                                                   1999          1998             1997
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities:
           Depreciation                                                            $1,284.6             $1,307.6         $1,188.7
           Excess deferred federal income tax on depreciation                         159.5                186.7            190.4
           Advance refunding of long-term debt                                         32.5                 35.5             30.1
           Other                                                                      204.2                 86.9            118.3
--------------------------------------------------------------------------------------------------------------------------------
                 Total liabilities                                                  1,680.8              1,616.7          1,527.5
--------------------------------------------------------------------------------------------------------------------------------
Assets:
           Unbilled revenues                                                          (86.1)               (87.2)           (98.3)
           Federal income tax audit adjustments -- 1992-1994                          (30.5)                 -                -
           Other                                                                      (81.7)               (87.7)           (94.5)
--------------------------------------------------------------------------------------------------------------------------------
                 Total assets                                                        (198.3)              (174.9)          (192.8)
--------------------------------------------------------------------------------------------------------------------------------

Regulatory liability - future federal income taxes                                    785.0                951.0            973.1
-----------------------------------------------------------------------------------------------------------------------------------

Net liability                                                                      $2,267.5             $2,392.8         $2,307.8
-----------------------------------------------------------------------------------------------------------------------------------

Reconciliation of the difference between federal income tax expenses and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

Year Ended December 31,                                                                   1999               1998             1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (% of Pre-tax income)

Statutory tax rate                                                                         35%                  35%            35%
Changes in computed taxes resulting from:
           Excess book over tax depreciation                                                8%                   7%             7%
           Cost of removal                                                                 -3%                  -2%            -3%
           Amortization of deferred federal income tax on depreciation                     -3%                  -3%            -3%
           Amortization of accumulated deferred investment tax
             credits and excess income tax reserves associated with
             divested generating plants                                                    -3%                   -              -
           Other                                                                            -                   -1%            -1%
----------------------------------------------------------------------------------------------------------------------------------

Effective tax rate                                                                         34%                  36%           35%
-----------------------------------------------------------------------------------------------------------------------------------

NOTE M     STOCK-BASED COMPENSATION

Under Con Edison's Stock Option Plan, options may be granted to officers and key employees for up to 10 million shares of Con Edison's common stock. Generally, options become exercisable three years after the grant date and remain exercisable until 10 years from the grant date. Options that were granted in 1996 became exercisable in 1999.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Con Edison has elected to follow Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of Con Edison's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Disclosure of pro-forma information regarding net income and earnings per share is required by SFAS No. 123. The information presented below is in regard to the income and earnings per share of Con Edison. This information has been determined as if Con Edison had accounted for its employee stock options under the fair value method of that statement. The fair values of 1999, 1998 and 1997 options are $7.90, $4.76 and $2.84 per share, respectively. They were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                   1999      1998      1997
-------------------------------------------------------------

Risk-free interest rate            5.24%    5.61%     6.46%
Expected lives - in years             8        8         8
Expected stock volatility         18.76%   12.68%    14.08%
Dividend yield                     4.46%    4.98%     6.67%
-------------------------------------------------------------


The following table reflects pro forma net income and earnings per share had Con Edison elected to adopt the fair value approach of SFAS 123 (income in millions):

                                 1999    1998     1997
-------------------------------------------------------------
Net income:
       As reported               $701    $713     $694
       Pro forma                  697     711      694
Diluted earnings per share:
       As reported              $3.13   $3.04    $2.95
       Pro forma                 3.11    3.03     2.95
-------------------------------------------------------------

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. For 1999 the number of total shares after giving effect to the dilutive common stock equivalents is 223,890,546.

A summary of the status of Con Edison's Stock Option Plan as of December 31, 1999, 1998 and 1997 and changes during those years is as follows:

                                        Weighted
                                         Average
                            Shares        Price
------------------------- ------------ ------------
Outstanding at 12/31/96      697,200   $   27.875
         Granted             834,600       31.500
         Exercised               -            -
         Forfeited           (14,100)      29.620
------------------------- ------------ ------------
Outstanding at 12/31/97    1,517,700       29.850
         Granted             901,650       42.605
         Exercised               -            -
         Forfeited           (20,600)      37.055
------------------------- ------------ ------------
Outstanding at 12/31/98    2,398,750       34.584
         Granted           1,279,000       47.938
         Exercised          (113,440)      27.875
         Forfeited           (74,800)      37.559
------------------------- ------------ ------------
Outstanding at 12/31/99    3,489,510   $   39.632
------------------------- ------------ ------------


The following summarizes the Plan's stock options outstanding:

         Weighted
         Average      Shares
Plan     Exercise   Outstanding      Remaining
Year      Price     At 12/31/99  Contractual Life
------- ----------- ------------ ------------------

1999      $47.938     1,261,000       9 years
1998      $42.605       871,350       8 years
1997      $31.500       798,200       7 years
1996      $27.875       558,960       6 years
------- ----------- ------------ ------------------


NOTE N     FINANCIAL INFORMATION BY BUSINESS SEGMENT (a)                                               Consolidated Edison, Inc.

                                                 ELECTRIC                                               STEAM
----------------------------------------------------------------------------            --------------------------------------
(Thousands of Dollars)              1999             1998            1997                     1999         1998         1997
----------------------------------------------------------------------------            --------------------------------------

Operating revenues                $ 5,792,673    $ 5,674,446    $ 5,635,575               $ 340,026     $ 321,932   $ 391,799
Intersegment revenues                 150,488         53,464         11,341                   1,667         1,655       1,619
Depreciation and amortization         433,203        439,869        429,407                  17,996        17,361      16,239
Income tax expense                    339,630        351,088        311,878                   2,910         5,057       8,442
Operating income                      858,681        905,976        855,061                  19,450        19,416      36,080
Total assets                       10,670,017     10,919,857     10,972,735                 565,945       575,018     557,607
Construction expenditures             530,068        465,258        504,644                  28,488        30,512      29,905

                                                   GAS                                                UNREGULATED AND OTHER
----------------------------------------------------------------------------            --------------------------------------
                                    1999           1998           1997                     1999              1998        1997
----------------------------------------------------------------------------            --------------------------------------
Operating revenues                $ 1,000,083      $ 959,609    $ 1,093,880               $ 358,541     $ 137,061    $ 74,898
Intersegment revenues                   2,812          2,460          2,177                       -           290           -
Depreciation and amortization          66,262         60,596         57,133                   8,721           688         676
Income tax expense                     60,598         58,665         62,590                  (3,422)       (7,171)     (5,188)
Operating income                      152,212        141,680        154,247                 (10,544)      (13,747)    (10,068)
Total assets                        2,097,200      1,795,567      1,730,048               2,198,314     1,090,961   1,462,128
Construction expenditures             119,601        123,074        119,672                       -             -           -

                                                  TOTAL
----------------------------------------------------------------------------
                                    1999           1998           1997
----------------------------------------------------------------------------
Operating revenues                $ 7,491,323    $ 7,093,048    $ 7,196,152
Intersegment revenues                 154,967         57,869         15,137
Depreciation and amortization         526,182        518,514        503,455
Income tax expense                    399,716        407,639        377,722
Operating income                    1,019,799      1,053,325      1,035,320
Total assets                       15,531,476     14,381,403     14,722,518
Construction expenditures             678,157        618,844        654,221

(a) For a description of Con Edison, see "Con Edison" appearing before Note A.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Trustees of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

New York, New York
February 17, 2000

Consolidated Balance Sheet   Consolidated Edison Company of New York, Inc.

ASSETS

AT DECEMBER 31 (THOUSANDS OF DOLLARS)                                                                 1999                 1998
--------------------------------------------------------------------------------------------------------------------------------
UTILITY PLANT, AT ORIGINAL COST (NOTE A)
Electric                                                                                      $ 10,670,257         $ 12,039,082
Gas                                                                                              1,934,090            1,838,550
Steam                                                                                              722,265              604,761
General                                                                                          1,220,948            1,204,262
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                           14,547,560           15,686,655
Less: Accumulated depreciation                                                                   4,384,783            4,726,211
--------------------------------------------------------------------------------------------------------------------------------
Net                                                                                             10,162,777           10,960,444
Construction work in progress                                                                      359,431              347,262
Nuclear fuel assemblies and components, less accumulated amortization                               84,701               98,837
--------------------------------------------------------------------------------------------------------------------------------
NET UTILITY PLANT                                                                               10,606,909           11,406,543
--------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and temporary cash investments (Note A)                                                       349,033               30,026
Accounts receivable - customer, less allowance for uncollectible
   accounts of $22,600 in 1999 and 1998                                                            541,978              491,493
Other receivables                                                                                   72,138               45,935
Fuel, at average cost                                                                               23,641               33,289
Gas in storage, at average cost                                                                     40,280               46,801
Materials and supplies, at average cost                                                            138,300              184,916
Prepayments                                                                                        178,693              130,198
Other current assets                                                                                34,008               20,911
--------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                             1,378,071              983,569
--------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS
Nuclear decommissioning trust funds                                                                305,717              265,063
Other                                                                                               18,491               14,750
--------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS (NOTE A)                                                                         324,208              279,813
--------------------------------------------------------------------------------------------------------------------------------

DEFERRED CHARGES
Regulatory assets (Notes A and J)                                                                1,223,364            1,359,135
Other deferred charges                                                                             149,600              143,737
--------------------------------------------------------------------------------------------------------------------------------
TOTAL DEFERRED CHARGES                                                                           1,372,964            1,502,872
--------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                         $ 13,682,152         $ 14,172,797
--------------------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES


AT DECEMBER 31 (THOUSANDS OF DOLLARS)                                    1999           1998
---------------------------------------------------------------------------------------------
CAPITALIZATION (SEE STATEMENT OF CAPITALIZATION)
Common shareholders' equity                                       $ 4,393,771    $ 5,842,724
Preferred stock subject to mandatory redemption (Note B)               37,050         37,050
Other preferred stock (Note B)                                        212,563        212,563
Long-term debt                                                      4,243,080      4,050,108
---------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                                8,886,464     10,142,445
---------------------------------------------------------------------------------------------

NONCURRENT LIABILITIES
Obligations under capital leases                                       34,406         37,295
Other noncurrent liabilities                                          204,148        203,543
---------------------------------------------------------------------------------------------
TOTAL NONCURRENT LIABILITIES                                          238,554        240,838
---------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Long-term debt due within one year (Note B)                           275,000        225,000
Notes payable                                                         495,371              -
Accounts payable                                                      505,357        357,315
Customer deposits                                                     208,865        181,236
Accrued taxes                                                          23,272         17,621
Accrued interest                                                       51,581         76,507
Accrued wages                                                          79,408         83,555
Other current liabilities                                             202,657        184,989
---------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           1,841,511      1,126,223
---------------------------------------------------------------------------------------------

DEFERRED CREDITS
Accumulated deferred federal income tax (Note K)                    2,121,054      2,382,273
Regulatory liabilities (Note J)                                       594,569        281,018
---------------------------------------------------------------------------------------------
TOTAL DEFERRED CREDITS                                              2,715,623      2,663,291
---------------------------------------------------------------------------------------------
CONTINGENCIES (NOTE F)
---------------------------------------------------------------------------------------------
TOTAL                                                            $ 13,682,152    $ 14,172,797
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Income Statement   Consolidated Edison Company of New York, Inc.


Year Ended December 31 (Thousands of Dollars)                   1999        1998        1997
---------------------------------------------------------------------------------------------
OPERATING REVENUES (NOTE A)
Electric                                                 $ 5,672,348 $ 5,717,119 $ 5,635,575
Gas                                                          943,641     959,609   1,093,880
Steam                                                        340,026     321,932     391,799
Non-utility                                                        -           -      74,898
---------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                                   6,956,015   6,998,660   7,196,152
---------------------------------------------------------------------------------------------
OPERATING EXPENSES
Purchased power                                            1,669,227   1,252,035   1,349,587
Fuel                                                         430,174     579,006     596,824
Gas purchased for resale                                     351,785     370,103     552,597
Other operations                                           1,047,748   1,117,785   1,124,703
Maintenance                                                  423,322     477,413     474,788
Depreciation and amortization (Note A)                       504,018     517,826     503,455
Taxes, other than federal income tax                       1,134,079   1,202,610   1,181,156
Federal income tax (Notes A and K)                           394,147     414,810     377,722
---------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                   5,954,500   5,931,588   6,160,832
---------------------------------------------------------------------------------------------
OPERATING INCOME                                           1,001,515   1,067,072   1,035,320
---------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
Investment income (Note A)                                     8,647       6,162      12,214
Allowance for equity funds used during construction (Note A)   3,805       2,431       4,448
Other income less miscellaneous deductions                    (9,344)     (5,275)     (4,100)
Federal income tax (Notes A and K)                            28,066         575      (1,998)
---------------------------------------------------------------------------------------------
TOTAL OTHER INCOME                                            31,174       3,893      10,564
---------------------------------------------------------------------------------------------
INCOME BEFORE INTEREST CHARGES                             1,032,689   1,070,965   1,045,884
---------------------------------------------------------------------------------------------
Interest on long-term debt                                   305,261     308,671     318,158
Other interest                                                17,363      18,400      17,083
Allowance for borrowed funds used during construction (Note A)(1,778)     (1,246)     (2,180)
---------------------------------------------------------------------------------------------
NET INTEREST CHARGES                                         320,846     325,825     333,061
---------------------------------------------------------------------------------------------
NET INCOME                                                   711,843     745,140     712,823
---------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDEND REQUIREMENTS                         13,593      17,007      18,344
---------------------------------------------------------------------------------------------
NET INCOME FOR COMMON STOCK                                $ 698,250   $ 728,133   $ 694,479
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


Consolidated Statement of Retained Earnings
Consolidated Edison Company of New York, Inc.


Year Ended December 31 (Thousands of Dollars)                   1999        1998        1997
---------------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                       $ 4,517,529 $ 4,484,703 $ 4,283,935
Corporate restructuring to establish holding company               -    (198,362)          -
NET INCOME FOR THE YEAR                                      711,843     745,140     712,823
---------------------------------------------------------------------------------------------
Total                                                      5,229,372   5,031,481   4,996,758
---------------------------------------------------------------------------------------------
DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative Preferred, at required annual rates                13,593      17,007      18,146
Cumulative Preference, 6% Convertible Series B                     -           -         198
Common                                                     1,327,786     496,945     493,711
---------------------------------------------------------------------------------------------
Total dividends declared                                   1,341,379     513,952     512,055
---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31                                     $ 3,887,993 $ 4,517,529 $ 4,484,703
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
Consolidated Edison Company of New York, Inc.


Year Ended December 31 (Thousands of Dollars)                                              1999           1998           1997
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $   711,843    $   745,140    $   712,823
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization                                                           504,018        517,826        503,455
Federal income tax deferred (excluding taxes resulting from divestiture of plant)        15,434         86,430         22,620
Common equity component of allowance for funds used during construction                  (3,730)        (2,364)        (4,321)
Other non-cash charges                                                                   38,464         11,297         17,268
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable -- customer, less allowance for uncollectibles                      (50,485)        66,746        (37,159)
Materials and supplies, including fuel and gas in storage                                62,785         17,659         31,824
Prepayments, other receivables and other current assets                                 (87,795)       (52,303)        16,062
Deferred recoverable fuel costs                                                         (56,637)        76,288          3,161
Cost of removal less salvage                                                            (71,451)       (72,033)       (73,719)
Accounts payable                                                                        148,042        (58,149)         8,999
Other -- net                                                                             96,427        100,237         37,527
-------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                              1,306,915      1,436,774      1,238,540
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures                                                              (655,403)      (618,844)      (654,221)
Nuclear fuel expenditures                                                               (16,537)        (7,056)       (14,579)
Contributions to nuclear decommissioning trust                                          (21,301)       (21,301)       (21,301)
Common equity component of allowance for funds used during construction                   3,730          2,364          4,321
Divestiture of utility plant (net of federal income tax)                              1,138,750           --             --
-------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES INCLUDING CONSTRUCTION                         449,239       (644,837)      (685,780)
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES INCLUDING DIVIDENDS
Repurchase of common stock                                                             (817,399)      (115,247)          --
Net proceeds from short-term debt                                                       495,371           --             --
Issuance of long-term debt                                                              767,700        460,000        480,000
Retirement of long-term debt                                                           (225,000)      (200,000)      (106,256)
Advance refunding of preferred stock and long-term debt                                (300,000)      (773,645)          --
Issuance and refunding costs                                                            (16,440)        (8,864)        (8,930)
Funds held for refunding of debt                                                           --          328,874       (328,874)
Common stock dividends                                                               (1,327,786)      (496,945)      (493,711)
Preferred stock dividends                                                               (13,593)       (18,138)       (18,413)
Corporate restructuring to establish holding company                                       --         (121,404)          --
-------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES INCLUDING DIVIDENDS                         (1,437,147)      (945,369)      (476,184)
-------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                          319,007       (153,432)        76,576
-------------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                                         30,026        183,458        106,882
-------------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT DECEMBER 31                                  $   349,033    $    30,026    $   183,458
-------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
      Interest                                                                      $   307,155    $   285,956    $   310,310
      Income taxes                                                                      863,204        375,125        335,586
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Capitalization          Consolidated Edison Company of New York, Inc.


Year Ended December 31 (Thousands of Dollars)                                                      1999              1998
--------------------------------------------------------------------------------------------------------------------------------
                                                                Shares outstanding
                                                   -------------------------------------------
                                                    December 31, 1999        December 31, 1998
                                                   -------------------------------------------

COMMON SHAREHOLDERS' EQUITY (NOTE B)
Common stock                                          235,488,094             235,488,094         $ 1,482,341       $ 1,482,341
Retained earnings                                                                                   3,887,993         4,517,529
Repurchased Consolidated Edison, Inc.
   common stock                                                                                      (940,477)         (120,790)
Capital stock expense                                                                                 (36,086)          (36,356)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                                                   4,393,771         5,842,724
--------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK (NOTE B)
Subject to mandatory redemption
Cumulative Preferred, $100 par value,
   6-1/8% Series J                                        370,500                 370,500              37,050            37,050
--------------------------------------------------------------------------------------------------------------------------------
TOTAL SUBJECT TO MANDATORY REDEMPTION                                                                  37,050            37,050
--------------------------------------------------------------------------------------------------------------------------------
OTHER PREFERRED STOCK
$5 Cumulative Preferred, without par value,
   authorized 1,915,319 shares                          1,915,319               1,915,319             175,000           175,000
Cumulative Preferred, $100 par value,
   authorized 6,000,000 shares*
   4.65% Series C                                         153,296                 153,296              15,330            15,330

   4.65% Series D                                         222,330                 222,330              22,233            22,233

--------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER PREFERRED STOCK                                                                           212,563           212,563
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCK                                                                               $ 249,613         $ 249,613
--------------------------------------------------------------------------------------------------------------------------------

* Represents total authorized shares of cumulative preferred stock, $100 par value, including preferred stock subject to mandatory redemption.

The accompanying notes are an integral part of these financial statements.

                                     - 91 -

At December 31 (Thousands of Dollars)                                  1999                  1998
-------------------------------------------------------------------------------------------------------------
Long-term debt (Note B)
Maturity                       Interest Rate      Series
-------------------------------------------------------------------------------------------------------------
Debentures:
1999                           6-1/2%             1992D          $      -              $   75,000
1999                             -                1994B                 -                 150,000
2000                           7-3/8              1992A             150,000               150,000
2000                           7.60               1992C             125,000               125,000
2001                           6-1/2              1993B             150,000               150,000
2001                           6.22*              1996B             150,000               150,000
2002                           6-5/8              1993C             150,000               150,000
2002                           6.18*              1997A             150,000               150,000
2003                           6-3/8              1993D             150,000               150,000
2004                           7-5/8              1992B             150,000               150,000
2005                           6-5/8              1995A             100,000               100,000
2007                           6.45               1997B             330,000               330,000
2008                           6-1/4              1998A             180,000               180,000
2008                           6.15               1998C             100,000               100,000
2009                           7.15               1999B             200,000                   -
2023                           7-1/2              1993G             380,000               380,000
2026                           7-3/4              1996A             100,000               100,000
2028                           7.10               1998B             105,000               105,000
2028                           6.90               1998D              75,000                75,000
2029                           7-1/8              1994A             150,000               150,000
2039                           7.35               1999A             275,000                   -
-------------------------------------------------------------------------------------------------------------
Total debentures                                                  3,170,000             2,920,000
-------------------------------------------------------------------------------------------------------------
Tax-exempt debt - notes issued to New York State Energy Research and Development
Authority for Facilities Rev
2020                           5-1/4              1993B             127,715               127,715
2020                           6.10               1995A             128,285               128,285
2022                           5-3/8              1993C              19,760                19,760
2024                           7-1/4              1989C                 -                 150,000
2025                           7-1/2              1990A                 -                 150,000
2026                           7-1/2              1991A             128,150               128,150
2027                           6-3/4              1992A             100,000               100,000
2027                           6-3/8              1992B             100,000               100,000
2028                           6.00               1993A             101,000               101,000
2029                           7-1/8              1994A             100,000               100,000
2034                           4.12**             1999A             292,700                   -
-------------------------------------------------------------------------------------------------------------
Total tax-exempt debt                                             1,097,610             1,104,910
-------------------------------------------------------------------------------------------------------------
Subordinated deferrable interest debentures:
2031                           7-3/4              1996A             275,000               275,000
-------------------------------------------------------------------------------------------------------------
Other long-term debt                                                    -                     868
Unamortized debt discount                                           (24,530)              (25,670)
-------------------------------------------------------------------------------------------------------------
Total                                                             4,518,080             4,275,108
Less: long-term debt due within one year                            275,000               225,000
-------------------------------------------------------------------------------------------------------------
Total long-term debt                                              4,243,080             4,050,108
-------------------------------------------------------------------------------------------------------------
Total capitalization                                            $ 8,886,464          $ 10,142,445
-------------------------------------------------------------------------------------------------------------

*     Rates reset quarterly;  December 31, 1999 rate shown.
**    Rate reset weekly; December 31, 1999 rate shown.
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes form an integral part of the accompanying consolidated financial statements of Consolidated Edison Company of New York, Inc. (Con Edison of New
York) and its subsidiaries.


CON EDISON

On January 1, 1998, Consolidated Edison, Inc. (Con Edison) was established as the parent holding company for Con Edison of New York pursuant to an agreement and plan of exchange which provided for the exchange of the outstanding shares of common stock, $2.50 par value, of Con Edison of New York for an equal number of shares of common stock, $.10 par value, of Con Edison.

Con Edison of New York, a regulated utility, provides electric service to over three million customers and gas service to over a million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan.


NOTE A     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION Con Edison of New York's consolidated financial statements include the accounts of Con Edison of New York and its consolidated subsidiaries.

RESTRUCTURING AGREEMENTS In May 1996 the New York State Public Service Commission (PSC), in its Competitive Opportunities proceeding, endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry. In September 1997 the PSC approved a restructuring agreement between Con Edison of New York, the PSC staff and certain other parties (the Restructuring Agreement). The Restructuring Agreement provides for a transition to a competitive electric market through the development of a "retail access" plan, a rate plan for the period ending March 31, 2002, a reasonable opportunity for recovery of "strandable costs" and the divestiture of electric generation capacity by Con Edison of New York.

At December 31, 1999 approximately 70,000 Con Edison of New York customers representing approximately 20 percent of aggregate customer load were purchasing electricity from other suppliers under the electric Retail Choice program. In February 2000 the PSC issued an order requiring Con Edison of New York to make the program available to all of its electric customers by November 2000. Con Edison of New York delivers electricity to customers in this program through its regulated transmission and distribution systems. In general, the company's delivery rates for Retail Choice customers are equal to the rates applicable to other comparable Con Edison of New York customers, less an amount representing the cost of the energy and capacity it avoids by not supplying these customers. In its February 2000 order, the PSC reduced the delivery rate for large electric Retail Choice customers and authorized the company to defer the resulting lost revenues for future recovery. See Note I.

Con Edison of New York reduced electric rates by $129 million in 1998 and $80 million in April 1999 as part of the Restructuring Agreement's rate plan. Under this plan, the revenues that the company receives over the five-year transition period ending in March 2002 are reduced by $1 billion from the amount that would have been received had the March 1997 rate levels remained in effect. Pursuant to the rate plan, rate reductions of approximately $103 million and $209 million are scheduled to take effect in April 2000 and 2001, respectively. The April 2001 rate decrease will be partially offset by a rate increase of $36 million for the New York Power Authority, the recognition of which is being deferred over the first four years of the rate plan, and $50 million of deferred generation divestiture gain (see Note I). In addition, a regulatory liability was established in 1997 for rate reductions for certain customers that is being amortized over the remaining years of the rate plan.

Con Edison of New York's potential electric strandable costs are those prior utility investments and commitments that may not be recoverable in a competitive electric supply market. These include the unrecovered book cost of its remaining electric generating plants, including its Indian Point 2 nuclear generating unit, the future cost of decommissioning Indian Point 2 and its retired Indian Point 1 nuclear generating unit and charges under contracts with non-utility generators (NUGs). Con Edison of New York is recovering these costs in the rates it charges all customers, including those customers purchasing electricity from others. Pursuant to the Restructuring Agreement, following March 31, 2002, the company will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, any remaining strandable costs, including a reasonable return on investment. For additional information about nuclear generation, see "Rate Recovery" in Note G. For information about NUG-related strandable costs, see Note H.

Pursuant to the Restructuring Agreement, as amended by a July 1998 PSC order, Con Edison of New York has sold approximately 6,300 MW of the approximately 8,300 MW of generating capacity that it owned. See Note I.

In accordance with the April 1999 PSC order approving Con Edison's acquisition of Orange & Rockland Utilities, Inc., Con Edison of New York is accruing approximately $27 million over the three-year period ending March 2002 for the future benefit of its electric customers and has reduced its gas rates by approximately $2 million.

ACCOUNTING POLICIES The accounting policies of Con Edison of New York conform to accounting principles generally accepted in the United States. For regulated public utilities, like Con Edison of New York, accounting principles generally accepted in the United States include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, the accounting requirements and rate-making practices of the Federal Energy Regulatory Commission (FERC) and the PSC.

The standards in SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of the Financial Accounting Standards Board
(FASB) Statement No. 71," apply to the non-nuclear electric supply portion of Con Edison of New York's business that is being deregulated as a result of the Restructuring Agreement (the Deregulated Business). The Deregulated Business includes all of the company's fossil electric generating assets and its NUG contracts and related regulatory assets and liabilities. The application of SFAS No. 101 to the Deregulated Business had no material adverse effect on the company's financial position or results of operations.

No impairment of Con Edison of New York's remaining fossil generating assets has been recognized under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," because most of these assets have been sold at a gain (see Note I) and the estimated cash flows from the operation and/or sale of the remaining generating assets, together with the cash flows from the strandable cost recovery provisions of the Restructuring Agreement, will not be less than the net carrying amount of the fossil generating assets.

Likewise, there has been no charge against earnings for the deferred charges (regulatory assets - principally relating to future federal income taxes) and deferred credits (regulatory liabilities) relating to the Deregulated Business because recovery of regulatory assets net of regulatory liabilities is probable under the Restructuring Agreement. At December 31, 1999, net regulatory assets amounted to approximately $630 million. See Note J.

No loss has been accrued for Con Edison of New York's NUG contracts under SFAS No. 5, "Accounting for Contingencies," because it is not probable that the charges by NUGs under the contracts will exceed the cash flows from the sale by the company of the electricity provided by the NUGs, together with the cash flows provided pursuant to the Restructuring Agreement. See Note H.

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

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on Con Edison of New York's own funds when so used, determined in accordance with PSC and FERC regulations. The AFDC rate was 9.1 percent in 1999, 1998 and 1997. The rate was compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges.

The annual charge for depreciation is computed using the straight-line method for financial statement purposes with rates based on average lives and net salvage factors, with the exception of Indian Point 2, Con Edison of New York's share of the jointly-owned Roseton generating station, certain leaseholds and certain general equipment, which are depreciated using a remaining life amortization method.

The company's depreciation rates averaged approximately 3.3 percent in 1999, and approximately 3.4 percent in 1998 and 1997.

Con Edison of New York has a 40 percent ownership interest in the 1,200-MW Roseton electric generating station operated by Central Hudson Gas & Electric Corp. This station is expected to be sold not later than July 2001.

The company's investment in the Roseton station at original cost and as included on its balance sheet at December 31, 1999 and 1998 was:

(Thousands of Dollars)          1999         1998
--------------------------------------------------

Plant in service            $147,194     $146,778
Construction work
   in progress                   391          262
Accumulated depreciation     (86,950)     (80,944)
--------------------------------------------------
Net investment               $60,635      $66,096
--------------------------------------------------

NUCLEAR GENERATION For information about the accounting policies followed for Con Edison of New York's nuclear generation, see Note G.

REVENUES Con Edison of New York recognizes revenues for electric, gas and steam service on a monthly billing cycle basis. The company defers for refund to firm gas sales and transportation customers over a 12-month period all net interruptible gas revenues not authorized by the PSC to be retained by the company.

RECOVERABLE FUEL COSTS Con Edison of New York's fuel, purchased power and gas costs that are above the levels included in base rates are recoverable under electric, gas and steam fuel adjustment clauses. If costs fall below these levels, the difference is credited to customers. For electric and steam, such costs are deferred until the period in which they are billed or credited to customers (40 days for electric, 30 days for steam). For gas, the excess or deficiency is accumulated for refund or surcharge to customers on an annual basis.

The electric fuel adjustment clause provides for the company to share with customers any savings or excess costs resulting from the difference between actual costs for electric fuel and purchased power and monthly target amounts. The company will retain or bear 10 to 30 percent of the savings or excess costs, as the case may be. For each rate year there is a $35 million cap on the maximum incentive or penalty, with a limit (within the $35 million) of $10 million for costs associated with generation at Indian Point 2.

TEMPORARY CASH INVESTMENTS Temporary cash investments are short-term, highly liquid investments which generally have maturities of three months or less. They are stated at cost which approximates market. Con Edison of New York considers temporary cash investments to be cash equivalents.

INVESTMENTS For 1999 and 1998, investments consisted primarily of the external nuclear decommissioning trust fund. The nuclear decommissioning trust fund is stated at market, net of federal income tax. Earnings on the nuclear decommissioning trust fund are not recognized in income but are included in the accumulated depreciation reserve. See "Decommissioning" in Note G.

GAS HEDGING Con Edison of New York uses derivative instruments under its gas hedging program in order to hedge its gas in storage and anticipated gas purchases against adverse market price fluctuations. The company defers the related hedging gains and losses until the underlying gas commodity is withdrawn from storage or purchased from a supplier and then adjusts the cost of its gas accordingly. All hedging gains or losses are credited or charged to customers through the company's gas fuel adjustment clause.

At December 31, 1999, deferred gains or losses were not material.

Con Edison of New York does not enter into derivative transactions that do not meet the criteria for hedges and that do not qualify for deferred accounting treatment. If for any reason a derivative transaction was no longer classified as a hedge, the cost of gas in storage or gas expense, as appropriate, would be adjusted for unrealized gains and losses relating to the transaction.

NEW FINANCIAL ACCOUNTING STANDARDS SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was to be effective for fiscal years beginning after June 15, 1999. In June 1999 the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," that postponed the effective date to fiscal years beginning after June 15, 2000. The application of SFAS No. 133 is not expected to have a material effect on the financial position or results of operations of Con Edison of New York or materially change its current disclosure practices.

FEDERAL INCOME TAX In accordance with SFAS No. 109, "Accounting for Income Taxes," Con Edison of New York has recorded an accumulated deferred federal income tax liability for substantially all temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, the company has recovered amounts from customers for a portion of the tax expense it will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining temporary differences, in accordance with SFAS No. 71, the company has established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. (See Notes J and K.) In 1993 the PSC issued an Interim Policy Statement proposing accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates. The final policy statement is not expected to differ materially from the Interim Policy Statement.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction in future federal income tax expense.

Con Edison of New York and its subsidiaries file a federal income tax return on a consolidated basis with Con Edison and its other subsidiaries. Income taxes are allocated to each company based on its taxable income.

RESEARCH AND DEVELOPMENT COSTS Research and development costs relating to specific construction projects are capitalized. All other such costs are charged to operating expenses as incurred. Research and development costs in 1999, 1998 and 1997, amounting to $12.4 million, $20.3 million and $25.9 million, respectively, were charged to operating expenses. No research and development costs were capitalized in these years.

RECLASSIFICATION Certain prior year amounts have been reclassified to conform with current year presentation.

ESTIMATES The accompanying consolidated financial statements reflect judgments and estimates made in the application of the above accounting policies.


NOTE B     CAPITALIZATION

PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION Con Edison of New York has the option to redeem its $5 cumulative preferred stock at $105 and its cumulative preferred stock, Series C and Series D, at a price of $101 per share (in each case, plus accrued and unpaid dividends).

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION Con Edison of New York is required to redeem its cumulative preferred stock, Series J shares on August 1, 2002. The redemption price is $100 per share (plus accrued and unpaid dividends). Series J shares may not be called for redemption while dividends are in arrears on outstanding shares of $5 cumulative preferred stock or other cumulative preferred stock.

COMMON STOCK In May 1998 Con Edison commenced a repurchase program for up to $1 billion of its common stock. Through December 31, 1999, a total of 21.4 million Con Edison shares was repurchased by Con Edison of New York under this program, at a total cost of $940.5 million.

DIVIDENDS The Restructuring Agreement limits the dividends that Con Edison of New York may pay to not more than 100 percent of its income available for dividends, calculated on a two-year rolling average basis. Excluded from the calculation of "income available for dividends" are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends made in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing Con Edison of New York's equity ratio to a level appropriate to its business risk.

Payment of Con Edison of New York's common stock dividends is subject to certain additional restrictions. No dividends may be paid, or funds set apart for payment, on Con Edison of New York's common stock until all dividends accrued on the $5 cumulative preferred stock and other cumulative preferred stock have been paid, or declared and set apart for payment, and unless Con Edison of New York is not in arrears on its mandatory redemption obligation for the Series J cumulative preferred stock. No dividends may be paid on any of Con Edison of New York's capital stock during any period in which Con Edison of New York has deferred payment of interest on its subordinated deferrable interest debentures.

Long-term debt maturing in the period 2000-2004 is as follows:

(Millions of Dollars)
----------------------------------------
2000                               $ 275
2001                                 300
2002                                 300
2003                                 150
2004                                 150
----------------------------------------

Long-term debt of Con Edison of New York is stated at cost which, as of December 31, 1999 and 1998, approximates fair value (estimated based on current rates for debt of the same remaining maturities).


NOTE C     SHORT TERM BORROWING

At December 31, 1999, Con Edison of New York had a $500 million commercial paper program, under which short-term borrowings are made at prevailing market rates. The program is supported by revolving credit agreements with banks. At December 31, 1999, $495.4 million, at a weighted average interest rate of 5.03 percent per annum, was outstanding under the program. No amounts were outstanding at December 31, 1998 under the program. In February 2000, the FERC authorized Con Edison of New York to expand the program to $800 million.

Bank commitments under the revolving credit agreements may terminate upon a change of control of Con Edison or Con Edison of New York, and borrowings under the agreements are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital of the borrower not at any time exceed 0.65 to 1. At December 31, 1999 this ratio was
0.52 to 1 for Con Edison of New York.


NOTE D     PENSION BENEFITS

Con Edison of New York has non-contributory pension plans that cover substantially all of its employees and certain employees of other Con Edison subsidiaries. The plans are designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA).

Investment gains and losses are recognized over five years and unrecognized actuarial gains and losses are amortized over 10 years.

The company offered a special retirement program in 1999 providing enhanced pension benefits for those employees who met specified eligibility requirements and retired within specific time limits. These incentives fall within the category of special termination benefits as described in SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The increase in pension obligations as a result of this program amounts to $45.0 million. These obligations have been deferred for disposition by the PSC in accordance with the Restructuring Agreement.

The components of the company's net periodic pension cost for 1999, 1998 and 1997 were as follows:

  (Millions of Dollars)          1999        1998        1997
-------------------------------------------------------------------
Service cost - including
  administrative expenses*     $  105.1    $  104.7    $  111.4
Interest cost on projected
  benefit obligation              358.7       346.8       334.3
Expected return on plan
  assets                         (486.6)     (445.1)     (407.3)
Amortization of net
  actuarial (gain)                (90.1)      (71.7)      (42.0)
Amortization of prior
  service cost                     10.5        10.3        10.2
Amortization of transition
  obligation                        3.0         3.0         3.0
-------------------------------------------------------------------
Net periodic pension cost         (99.4)      (52.0)        9.6
-------------------------------------------------------------------
Amortization of regulatory
  asset**                           2.2         2.2         2.2
-------------------------------------------------------------------
Total pension cost             $  (97.2)   $  (49.8)   $   11.8
-------------------------------------------------------------------
Cost capitalized                  (19.2)       (9.2)        2.5
Cost charged to operating
  expenses                        (78.0)      (40.6)        9.3
-------------------------------------------------------------------
* Effective January 1, 1998, an assumption for administrative expenses is included as a component of service cost.

** Relates to $33.3 million increase in pension obligations from a 1993 special retirement program.

The funded status of the plans at December 31, 1999, 1998 and 1997 was as follows:

    (Millions of Dollars)            1999          1998          1997
-------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation
  at beginning of year           $  5,384.1    $  4,940.6    $  4,703.0
Service cost - excluding
  administrative expenses             103.8         103.4         111.4
Interest cost on projected
  benefit obligation                  358.7         346.8         334.3
Plan amendments                         0.8           2.1           0.5
Actuarial (gain) loss                (728.0)        192.6         (24.2)
Special termination benefits           45.0        --            --
Benefits paid                        (249.3)       (201.4)       (184.4)
-------------------------------------------------------------------------
Benefit obligation at
  end of year                    $  4,915.1    $  5,384.1    $  4,940.6
-------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year              $  6,679.2    $  5,988.7    $  5,269.3
Actual return on plan
  assets                            1,017.2         903.3         886.9
Employer contributions                  1.7           1.4          25.2
Benefits paid                        (249.3)       (201.4)       (184.4)
Administrative expenses               (18.0)        (12.8)         (8.3)
-------------------------------------------------------------------------
Fair value of plan
  assets at end of year          $  7,430.8    $  6,679.2    $  5,988.7
-------------------------------------------------------------------------
Funded status                    $  2,515.7    $  1,295.1    $  1,048.1
Unrecognized net (gain)            (2,491.6)     (1,339.8)     (1,157.4)
Unrecognized prior
  service costs                        72.5          82.2          90.4
Unrecognized net
  transition liability
  at January 1, 1987*                   5.3           8.3          11.3
-------------------------------------------------------------------------
Prepaid (accrued) benefit
  cost                           $    101.9    $     45.8    $     (7.6)
-------------------------------------------------------------------------
* Being amortized over approximately 15 years.

The actuarial assumptions at December 31, 1999, 1998 and 1997 were as follows:

                             1999      1998      1997
----------------------------------------------------------
Discount rate                8.00%     6.75%     7.25%
Expected return on plan
  assets                     8.50%     8.50%     8.50%
Rate of compensation
  increase                   4.80%     4.80%     5.80%


NOTE E     POSTRETIREMENT BENEFITS OTHER THAN
           PENSIONS (OPEB)

Con Edison of New York has a contributory comprehensive hospital, medical and prescription drug program for all retirees, their dependents and surviving spouses. The company also has a contributory life insurance program for bargaining unit employees. In addition the company provides basic life insurance benefits up to a specified maximum at no cost to retired management employees. Retired management employees must contribute to the cost of supplemental life insurance benefits in excess of the specified maximum. Certain employees of other Con Edison subsidiaries are eligible to receive benefits under these programs. The company has reserved the right to amend or terminate these programs.

Investment gains and losses are recognized over five years and unrecognized actuarial gains and losses are amortized over 10 years.

The components of the company's postretirement benefit (health and life insurance) costs for 1999, 1998 and 1997 were as follows:

(Millions of Dollars)              1999       1998       1997
-----------------------------------------------------------------
Service cost                     $  13.7    $  14.9    $  15.7
Interest cost on
  accumulated postretirement
  benefit obligation                72.5       70.8       71.0
Expected return on plan
  assets                           (41.5)     (38.2)     (36.5)
Amortization of net
  actuarial loss                    26.8       20.9       21.4
Amortization of prior
  service cost                       1.4     --         --
Amortization of transition
  obligation                        17.4       21.5       25.9
-----------------------------------------------------------------
Net periodic postretirement
  benefit cost                   $  90.3    $  89.9    $  97.5
-----------------------------------------------------------------
Cost capitalized                    17.8       16.7       20.0
Cost charged to operating
  expenses                          72.5       73.2       77.5
-----------------------------------------------------------------

The program's funded status at December 31, 1999, 1998 and 1997 was as follows:

(Millions of Dollars)                    1999          1998         1997
--------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at
  beginning of year                  $  1,097.0    $    964.1    $  999.1
Service cost                               13.7          14.9        15.7
Interest cost on accumulated
  postretirement benefit
  obligation                               72.5          70.8        71.0
Plan amendments                          --             (44.8)      (66.5)
Actuarial (gain) loss                    (211.8)        133.7       (13.4)
Benefits paid and
  administrative expenses                 (58.1)        (51.7)      (50.2)
Participant contributions                  10.7          10.0         8.4
--------------------------------------------------------------------------
Benefit obligation at
  end of year                        $    924.0    $  1,097.0    $  964.1
--------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year                  $    665.8    $    574.1    $  444.2
Actual return on plan
  assets                                  100.5         119.3       100.4
Employer contributions                    115.5          14.1        71.3
Participant contributions                  10.7          10.0         8.4
Benefits paid                             (53.9)        (47.7)      (46.7)
Administrative expenses                    (4.2)         (4.0)       (3.5)
--------------------------------------------------------------------------
Fair value of plan assets at
  end of year                        $    834.4    $    665.8    $  574.1
--------------------------------------------------------------------------
Funded status                        $    (89.6)   $   (431.2)   $ (390.0)
Unrecognized net (gain) loss             (224.6)         73.0        41.3
Unrecognized prior service costs           11.2          12.6      --
Unrecognized transition
  obligation at January 1, 1993*          226.2         243.6       322.6
--------------------------------------------------------------------------
Accrued postretirement
  benefit cost                       $    (76.8)   $   (102.0)   $  (26.1)
--------------------------------------------------------------------------
* Being amortized over a period of 20 years.

The actuarial assumptions at December 31, 1999, 1998 and 1997 were as follows:

                          1999      1998      1997
----------------------------------------------------
Discount rate             8.00%     6.75%     7.25%
Expected return on plan
  assets
    Tax-exempt assets     8.50%     8.50%     8.50%
    Taxable assets        7.50%     7.50%     8.50%

The health care cost trend rate assumed for 1999 was 7.5 percent; for 2000, 7.0 percent; and then declining one-half percent per year to 5 percent for 2004 and thereafter.

A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                         1-Percentage-Point    1-Percentage-Point
(Millions of Dollars)         Increase              Decrease
-----------------------------------------------------------------
Effect on accumulated
  postretirement benefit
  obligation                   $113.4                $99.3
Effect on service cost and
  interest cost components      $12.7                $10.8


NOTE F     ENVIRONMENTAL MATTERS

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of Con Edison of New York and may be present in its facilities and equipment.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred.

At December 31, 1999, Con Edison of New York had accrued a $37 million liability as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible is to be deferred and subsequently reflected in rates. At December 31, 1999, $10 million of such costs had been deferred as a regulatory asset.

Suits have been brought in New York State and federal courts against Con Edison of New York and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the company. Many of these suits have been disposed of without any payment by Con Edison of New York, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but the company believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to the company at this time, it does not believe that these suits will have a material adverse effect on its financial position, results of operations or liquidity.


NOTE G     NUCLEAR GENERATION

Con Edison of New York owns the Indian Point 2 nuclear generating unit, which has a capacity of approximately 1,000 MW, and the retired Indian Point 1 nuclear generating unit.

The book value of Indian Point 2, net of accumulated depreciation, was $382 million and $459 million at December 31, 1999 and 1998, respectively. The net book value of Indian Point 2 was reduced by $50 million in 1999 as a result of the use of a portion of the net after-tax gain from fossil plant sales to increase its accumulated depreciation reserve (see Note I).

In 1999 Con Edison of New York announced its intention to explore alternatives to its continued ownership and operation of Indian Point 2 and the retired Indian Point 1. In February 2000 the company announced an auction process for the Indian Point 2 unit, the retired Indian Point 1 unit and related gas turbines. A proceeding initiated in 1998 by the PSC to consider the future of nuclear generating facilities in New York State is continuing. The Restructuring Agreement does not contemplate the divestiture of Indian Point 2, and any such divestiture would be subject to regulatory approvals, including the approvals of the PSC and the Nuclear Regulatory Commission.

OUTAGE ACCOUNTING Scheduled refueling and maintenance outages are generally required after a cycle of approximately 22 months. Con Edison of New York's electric rates reflect a charge for the cost of scheduled refueling and maintenance outages. Under the company's current and previous electric rate agreements, these charges have been deferred for recognition in income during the period in which expenses are incurred for the outage. The costs of unscheduled outages are expensed as incurred and are not reflected in rates.

RATE RECOVERY Pursuant to the Restructuring Agreement, Con Edison of New York is recovering its investment in Indian Point 2 and funds to decommission Indian Point 1 and 2 in the rates it charges all its electric customers. Under the Restructuring Agreement, following March 31, 2002, the company will be given a reasonable opportunity to recover its remaining investment in Indian Point 2 and additional funds needed to decommission Indian Point 1 and 2 through a non-bypassable charge to customers over a period that will extend no longer than the end of Indian Point 2's operating license in 2013. Reconciliation of estimated and actual decommissioning costs may be reflected in rates after 2013.

DECOMMISSIONING Since 1975 Con Edison of New York has been collecting costs of decommissioning from customers and accruing such amounts within its internal accumulated depreciation reserve. Amounts collected to fund decommissioning of the nuclear portions of the units have been deposited in external trust funds and earnings on such funds have been accrued as additional accumulated depreciation. The trust funds amounted to $305.7 million and $265.1 million, respectively, at December 31, 1999 and 1998. See "Investments" in Note A.

Accumulated decommissioning provisions at December 31, 1999 and 1998 were as follows:

                              Amounts Included in
                         Accumulated Depreciation
--------------------------------------------------
(Millions of Dollars)           1999        1998
--------------------------------------------------
Nuclear                       $305.7      $265.1
Non-nuclear                     55.4        56.7
--------------------------------------------------
Total                         $361.1      $321.8
--------------------------------------------------

The Restructuring Agreement continued in rates annual expense allowances of $21.3 million and $1.8 million, respectively, to fund the estimated costs of decommissioning the nuclear and non-nuclear portions of the Indian Point 1 and 2 units. These amounts were established pursuant to a 1995 electric rate agreement based upon a 1994 site-specific study. The study estimated the decommissioning costs to be approximately $657 million in 1993 dollars (assuming 2016 as the midpoint for decommissioning expenditures), including $252 million for extended storage of spent nuclear fuel. The minimum decommissioning fund estimate calculated in accordance with Nuclear Regulatory Commission (NRC) regulations was between $507 million and $862 million as of

December 31, 1998. A new site-specific study is currently underway.

The FASB is currently reviewing the utility industry's accounting treatment of nuclear and certain other plant decommissioning costs. In an exposure draft issued in February 1996, the FASB concluded that decommissioning costs should be accounted for as a liability at expected present value, with a corresponding asset in utility plant, rather than as a component of depreciation. The FASB expects to issue a new exposure draft in the first quarter of 2000.

NUCLEAR FUEL Nuclear fuel assemblies and components are amortized to operating expense based on the quantity of heat produced in the generation of electricity. Nuclear fuel costs are recovered in revenues through base rates or through the fuel adjustment clause.

Nuclear fuel costs include provisions for payments to the U.S. Department of Energy (DOE) for future off-site storage of the spent fuel and for a portion of the costs to decontaminate and decommission the DOE facilities used to enrich uranium purchased by Con Edison of New York. Such payments amounted to $10 million in 1999.

The DOE has defaulted on its obligation to Con Edison of New York to begin to take title to the spent nuclear fuel generated at Indian Point 2. The company and a number of other utilities are pursuing their legal remedies against the DOE. The company estimates that it has adequate on-site capacity for interim storage of its spent fuel until 2005 after which, absent regulatory or technological developments, additional on-site or other spent fuel storage facilities would be required. The operation of Indian Point 2 would be curtailed if appropriate arrangements for the storage of its spent fuel are not made.

STEAM GENERATORS Nuclear generating units similar in design to Indian Point 2 have experienced problems that have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested. The remaining service life of the steam generators is uncertain. The projected service life of the steam generators is reassessed periodically in the light of the inspections made during scheduled outages of the unit. Based on the latest available data and current NRC criteria, Con Edison of New York estimates that steam generator replacement will not be required before 2002. On February 15, 2000 Con Edison of New York shut down Indian Point 2 following a leak in one if its steam generators. The cause of the leak is being investigated.

Con Edison of New York has replacement steam generators, which are stored at the site. Replacement of the steam generators would require estimated additional expenditures of up to $100 million (exclusive of replacement power costs) and an outage of approximately three months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

NUCLEAR INSURANCE The insurance policies covering Con Edison of New York's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of December 31, 1999, the highest amount that could be assessed for losses during the current policy year under all of the policies was $18.6 million. While assessments may also be made for losses in certain prior years, the company is not aware of any losses in such years that it believes are likely to result in an assessment. Under certain circumstances, in the event of nuclear incidents at facilities covered by the federal government's third-party liability indemnification program, the company could be assessed up to $88.1 million per incident, of which not more than $10 million may be assessed in any one year.


NOTE H     NON-UTILITY GENERATORS

Con Edison of New York has contracts with NUGs for approximately 2,100 MW of electric generating capacity. Assuming performance by the NUGs, the company is obligated over the terms of the contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments.

For the years 2000-2004, the capacity and other fixed payments under the contracts are estimated to be $477 million, $485 million, $494 million, $503 million and $516 million. Such payments gradually increase to approximately $600 million in 2013, and thereafter decline significantly. For energy delivered under these contracts, the company is obligated to pay variable prices that are estimated to be approximately at market levels.

Under the terms of its Restructuring Agreement, Con Edison of New York is recovering in rates the charges it incurs under contracts with NUGs (see "Restructuring Agreements" in Note A). The Restructuring Agreement provides that, following March 31, 2002, the company will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, the amount, if any, by which the actual costs of its purchases under the contracts exceed market value.

The Restructuring Agreement provided for a potential NUG contract disallowance of the lower of (i) 10 percent of the above-market costs or (ii) $300 million (in 2002 dollars). As contemplated by the Restructuring Agreement, Con Edison of New York may offset the potential disallowance by NUG contract mitigation and by 10 percent of the gross proceeds of any generating unit sales to third parties. The company will be permitted a reasonable opportunity to recover any costs subject to disallowance that are not offset by these two factors if it makes good faith efforts in implementing provisions of the Restructuring Agreement leading to the development of a competitive electric market in its service territory, including providing a choice of suppliers to its customers through its Retail Choice program and working to establish an independent system operator, which would administer the wholesale electric market in New York State.

In October 1998 the PSC allowed Con Edison of New York to offset the potential disallowance by approximately $115 million (in 2002 dollars) as a result of termination of NUG contracts for 42.5 MW of capacity. As permitted by the PSC, the company has retained revenues relating to capacity costs avoided as a result of the terminations. As a result, $92 million remained available at December 31, 1999 to offset a potential NUG contract disallowance.

In June and August 1999, Con Edison of New York completed the sale of its in-City fossil electric generating units to third parties for a total of $1.8 billion, resulting in an additional $180 million of credit against a possible disallowance. Any additional NUG contract mitigation and 10 percent of the gross proceeds of any additional generating unit sales, including the planned sale of Con Edison of New York's share of the Roseton plant by Central Hudson Gas & Electric, would further offset any potential disallowance. (See Note I.)


NOTE I     GENERATION DIVESTITURE

In 1999 Con Edison of New York completed the sales of almost 6,300 MW of its approximately 8,300 MW of electric generating assets for an aggregate price of $1.8 billion. The net book value of the assets sold was approximately $1 billion, and the net after-tax gain from the sales was $379 million, of which $29 million of accumulated deferred taxes and investment tax credits relating to the assets sold were recognized in income in 1999.

Consistent with the Restructuring Agreement, as amended by a July 1998 PSC order relating to the divestiture, $50 million of the net after-tax gain has been retained for shareholders, approximately $250 million has been deferred for disposition by the PSC and $50 million was applied as an increase to the accumulated depreciation reserve for Indian Point 2 (see Note G). The $50 million retained for shareholders will be recognized in income during the last year of the Restructuring Agreement (12 months ending March 31, 2002) as a partial offset to the rate reductions scheduled for that year, pursuant to the Restructuring Agreement. (See "Restructuring Agreements" in Note A.)

The approximately 2,000 MW of electric generating assets that Con Edison of New York continues to own include the 1,000 MW Indian Point 2 plant and its 480 MW interest in the jointly-owned Roseton generating station (see "Utility Plant and Depreciation" in Note A).

The Restructuring Agreement and related PSC orders provide for the recovery of the incremental cost of capacity and energy required by Con Edison of New York to serve its remaining full-service customers. Con Edison of New York has agreed to purchase capacity from the buyers of the generating assets it sold for at least the period until the Installed Capacity (ICAP) market of the New York Independent System Operator (NYISO) is operational, and has submitted a petition to the PSC relating to the recovery of the incremental cost of this capacity. Such incremental capacity costs, which are estimated will total about $75 million if the NYISO ICAP market commences operation as now scheduled in May 2000, are being deferred as a regulatory asset. (See Note J.) In the event of a prolonged delay in the commencement of the NYISO ICAP market, additional incremental capacity costs could be material. The cost of the electric energy actually purchased from the buyers of the generating assets is recoverable under the electric fuel adjustment clause. (See "Recoverable Fuel Costs" in Note A.)


NOTE J     REGULATORY ASSETS AND LIABILITIES

Con Edison of New York has established various regulatory assets to defer specific costs that the PSC has permitted or is expected to permit to be recovered in rates over time. Similarly, certain regulatory liabilities have been established to defer specific gains or credits to be refunded to customers over time. The principal regulatory assets and liabilities included in the deferred charges at December 31, 1999 and 1998 were as follows:

(Thousands of  Dollars)              1999        1998
------------------------------------------------------
REGULATORY ASSETS
Future federal income tax
   (See Note A)                $  751,899  $  951,016
Recoverable fuel costs (See
   Note A)                         78,650      22,013
Power contract termination
   costs (See Note H)              71,861      70,621
Accrued unbilled gas
   revenues (See Note A)           43,594      43,594
MTA business tax surcharge*        60,712      66,274

Enlightened Energy program
   costs**                         34,065      68,381
Other                             182,583     137,236
------------------------------------------------------
Total Regulatory Assets         1,223,364   1,359,135
------------------------------------------------------
REGULATORY LIABILITIES
Gain on divestiture  (See
   Note I)                        306,867           -
Accumulated deferred
   investment tax credits
   (See Note A)                   139,838     154,970
NYPA rate increase (See Note
   A)                              25,630      16,175
Interruptible sales credits
   (See Note A)                    23,715      20,969
Nuclear refueling outage
   expenses (See Note G)           22,273           -
Electric rate decrease (See
   Note A)                         12,000      16,250
Other                              64,246      72,654
------------------------------------------------------
Total Regulatory Liabilities      594,569     281,018
------------------------------------------------------
NET REGULATORY
ASSETS/LIABILITIES             $  628,795  $1,078,117
------------------------------------------------------

* Business tax surcharge imposed by New York State to provide funds to the Metropolitan Transit Authority; recovered from customers annually.

** Cost of demand-side management programs; recovered from customers generally over a five-year period.

NOTE K     FEDERAL INCOME TAX  - Consolidated Edison Company of New York, Inc

The components of federal income taxes are as follows:


Year Ended December 31 (Thousands of Dollars)                        1999           1998           1997
-----------------------------------------------------------------------------------------------------------
Charged to operations:
    Current                                                       $ 857,717      $ 329,430      $ 354,112
    Deferred - net                                                 (455,419)        94,090         32,440
    Amortization of investment tax credit                            (8,151)        (8,710)        (8,830)
-----------------------------------------------------------------------------------------------------------
          Total charged to operations                               394,147        414,810        377,722
-----------------------------------------------------------------------------------------------------------

Charged to other income:
     Current                                                            101         (1,625)         2,988
     Deferred - net                                                     841          1,050           (990)
     Amortization of accumulated deferred investment tax
       credits and excess income tax reserves associated with
       divested generating plants                                   (29,008)          --             --
-----------------------------------------------------------------------------------------------------------
           Total charged to other income                            (28,066)          (575)         1,998
-----------------------------------------------------------------------------------------------------------
Total                                                             $ 366,081      $ 414,235      $ 379,720
-----------------------------------------------------------------------------------------------------------

The tax effect of temporary differences which gave rise to deferred tax assets and liabilities is as follows:


As of December 31 (Millions of Dollars)                        1999          1998          1997
---------------------------------------------------------------------------------------------------
Liabilities:
     Depreciation                                           $  1,284.6    $  1,307.6    $  1,188.7
     Excess deferred federal income tax on depreciation          159.5         186.7         190.4
     Advance refunding of long-term debt                          32.5          35.5          30.1
     Other                                                        90.9          76.4         118.3
---------------------------------------------------------------------------------------------------
           Total liabilities                                   1,567.5       1,606.2       1,527.5
---------------------------------------------------------------------------------------------------
Assets:
     Unbilled revenues                                           (86.1)        (87.2)        (98.3)
     Federal income tax audit adjustments -- 1992-1994           (30.5)       --            --
     Other                                                       (81.7)        (87.7)        (94.5)
---------------------------------------------------------------------------------------------------
           Total assets                                         (198.3)       (174.9)       (192.8)
---------------------------------------------------------------------------------------------------

Regulatory liability - future federal income taxes               751.9         951.0         973.1
---------------------------------------------------------------------------------------------------

Net liability                                               $  2,121.1    $  2,382.3    $  2,307.8
---------------------------------------------------------------------------------------------------

Reconciliation of the difference between federal income tax expenses and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:


Year Ended December 31,                                              1999    1998    1997
--------------------------------------------------------------------------------------------
                                                                     (% of Pre-tax income)
Statutory tax rate                                                    35%     35%     35%
Changes in computed taxes resulting from:
      Excess book over tax depreciation                                8%      7%      7%
      Cost of removal                                                 -3%     -2%     -3%
      Amortization of deferred federal income tax on depreciation     -3%     -3%     -3%
      Amortization of accumulated deferred investment tax
        credits and excess income tax reserves associated with
        divested generating plants                                    -3%     --      --
      Amortization of investment tax credit                           -1%     -1%     -1%
      Other                                                            1%     --      --
--------------------------------------------------------------------------------------------

Effective tax rate                                                    34%     36%     35%
--------------------------------------------------------------------------------------------

NOTE L     STOCK-BASED COMPENSATION

Under Con Edison's Stock Option Plan (the Plan), options may be granted to officers and key employees of Con Edison and its subsidiaries, including Con Edison of New York, for up to 10 million shares of Con Edison's common stock. Generally, options become exercisable three years after the grant date and remain exercisable until 10 years from the grant date. Options that were granted in 1996 became exercisable in 1999.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Con Edison and Con Edison of New York have elected to follow Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of employee stock options under the Plan equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Disclosure of pro-forma information regarding net income is required by SFAS No.
123. The information presented below is in regard to the income of Con Edison of New York. This information has been determined as if Con Edison of New York had accounted for the stock options awarded to its officers and employees under the fair value method of that statement. The fair values of 1999, 1998 and 1997 options are $7.90, $4.76 and $2.84 per share, respectively. They were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                 1999    1998    1997
-----------------------------------------------------
Risk-free interest rate         5.24%   5.61%   6.46%
Expected lives--in years           8       8       8
Expected stock volatility      18.76%  12.68%  14.08%
Dividend yield                  4.46%   4.98%   6.67%
-----------------------------------------------------

The following table reflects pro forma net income had Con Edison of New York elected to adopt the fair value approach of SFAS 123 (income in millions):

                     1999    1998    1997
-----------------------------------------
Net income:
    As reported      $698    $728    $694
    Pro forma         695     726     694
-----------------------------------------

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

A summary of the status of stock options awarded to officers and employees of Con Edison of New York under the Plan as of December 31, 1999, 1998 and 1997 and changes during those years is as follows:

                                                Weighted
                                                 Average
                                Shares            Price
----------------------------------------------------------
Outstanding at 12/31/96         697,200         $ 27.875
     Granted                    832,600           31.500
     Exercised                     -                -
     Forfeited                  (14,100)          29.620
----------------------------------------------------------
Outstanding at 12/31/97       1,515,700           29.850
     Granted                    871,650           42.607
     Exercised                     -                -
     Forfeited                  (20,600)          37.055
----------------------------------------------------------
Outstanding at 12/31/98       2,366,750           34.486
     Granted                  1,173,200           47.938
     Exercised                 (113,440)          27.875
     Forfeited                  (74,800)          37.559
----------------------------------------------------------
Outstanding at 12/31/99       3,351,710         $ 39.350
----------------------------------------------------------


The following summarizes the stock options outstanding for Con Edison of New York's officers and employees under the Plan:

        Weighted
         Average      Shares
 Plan   Exercise    Outstanding       Remaining
 Year     Price      At 12/31/99   Contractual Life
------------------------------------------------------
 1999    $47.93       1,155,200        9 years
 1998    $42.60         841,350        8 years
 1997    $31.50         796,200        7 years
 1996    $27.87         558,960        6 years
------------------------------------------------------

NOTE M FINANCIAL INFORMATION BY BUSINESS SEGMENT (a)
 Consolidated Edison Company of New York, Inc.


                                                 ELECTRIC                                            STEAM
--------------------------------------------------------------------------            -------------------------------------
(Thousands of Dollars)               1999          1998         1997                     1999         1998        1997
--------------------------------------------------------------------------            -------------------------------------
Operating revenues                 $ 5,672,348  $ 5,717,119   $ 5,635,575               $ 340,026    $ 321,932   $ 391,799
Intersegment revenues                   12,740       10,791        11,341                   1,667        1,655       1,619
Depreciation and amortization          423,330      439,869       429,407                  17,996       17,361      16,239
Income tax expense                     328,032      351,088       311,878                   2,910        5,057       8,442
Operating income                       830,332      905,976       855,061                  19,450       19,416      36,080
Total assets                         9,924,167   10,919,857    10,972,735                 565,945      575,018     557,607
Construction expenditures              515,149      465,258       504,644                  28,488       30,512      29,905

                                                   GAS                                               OTHER
--------------------------------------------------------------------------            -------------------------------------
                                     1999          1998         1997                     1999             1998        1997
--------------------------------------------------------------------------            -------------------------------------
Operating revenues                   $ 943,641    $ 959,609   $ 1,093,880                     $ -          $ -    $ 74,898
Intersegment revenues                    2,811        2,460         2,177                       -            -           -
Depreciation and amortization           62,692       60,596        57,133                       -            -         676
Income tax expense                      63,205       58,665        62,590                       -            -      (5,188)
Operating income                       151,733      141,680       154,247                       -            -     (10,068)
Total assets                         1,835,026    1,795,567     1,730,048               1,357,014      882,355   1,462,128
Construction expenditures              111,766      123,074       119,672                       -            -           -


                                                  TOTAL
--------------------------------------------------------------------------
                                     1999          1998         1997
--------------------------------------------------------------------------
Operating revenues                 $ 6,956,015  $ 6,998,660   $ 7,196,152
Intersegment revenues                   17,218       14,906        15,137
Depreciation and amortization          504,018      517,826       503,455
Income tax expense                     394,147      414,810       377,722
Operating income                     1,001,515    1,067,072     1,035,320
Total assets                        13,682,152   14,172,797    14,722,518
Construction expenditures              655,403      618,844       654,221


(a) For a description of Con Edison of New York, see "Con Edison" appearing before Note A.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholder and Board of Directors of Orange and Rockland Utilities, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orange and Rockland Utilities, Inc. and its subsidiaries (the "Company") at December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule as of and for the year ended December 31, 1999 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

New York, New York
February 17, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholder of Orange and Rockland Utilities, Inc.:

We have audited the accompanying consolidated balance sheet of Orange and Rockland Utilities, Inc. (a New York corporation) and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orange and Rockland Utilities, Inc. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the two years ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedule II, Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSON LLP
New York, New York


February 4, 1999

Consolidated Balance Sheet Orange and Rockland Utilities, Inc. and Subsidiaries

ASSETS

AT DECEMBER 31 (THOUSANDS OF DOLLARS)                                                        1999              1998
--------------------------------------------------------------------------------------------------------------------
UTILITY PLANT, AT ORIGINAL COST (NOTE A)
Electric                                                                                $ 653,503        $1,065,912
Gas                                                                                       263,645           246,845
General                                                                                   107,661           103,064
--------------------------------------------------------------------------------------------------------------------
Total                                                                                   1,024,809         1,415,821
Less: Accumulated depreciation                                                            348,060           498,652
--------------------------------------------------------------------------------------------------------------------
Net                                                                                       676,749           917,169
Construction work in progress                                                              22,373            34,401
--------------------------------------------------------------------------------------------------------------------
NET UTILITY PLANT                                                                         699,122           951,570
--------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and temporary cash investments (Note A)                                               78,927             6,143
Accounts receivable - customer, less allowance for uncollectible
   accounts of $5,395 in 1999 and $3,686 in 1998                                           58,586            57,095
Accrued utility revenue (Note A)                                                           24,181            28,489
Other receivables- less allowance for uncollectible accounts of
   $1,401 in 1999 and $286 in 1998                                                         13,333            16,173
Fuel, at average cost                                                                         630             7,255
Gas in storage, at average cost                                                            14,226            12,097
Materials and supplies, at average cost                                                     4,333            14,809
Prepayments                                                                                20,761            28,360
Other current assets                                                                       22,316            24,427
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                      237,293           194,848
--------------------------------------------------------------------------------------------------------------------

INVESTMENTS
Non-Utility property-net of accumulated depreciation and amortization                       3,415             7,528
Other                                                                                           6                 -
--------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                                           3,421             7,528
--------------------------------------------------------------------------------------------------------------------

DEFERRED CHARGES
Regulatory assets (Notes A and I)                                                         141,703           142,922
Other deferred charges                                                                      7,237            11,272
--------------------------------------------------------------------------------------------------------------------
TOTAL DEFERRED CHARGES                                                                    148,940           154,194
--------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                  $1,088,776        $1,308,140
--------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES

AT DECEMBER 31 (THOUSANDS OF DOLLARS)                                                  1999                1998
-----------------------------------------------------------------------------------------------------------------
CAPITALIZATION (SEE STATEMENT OF CAPITALIZATION)
Common shareholders' equity                                                        $ 332,014           $ 380,395
Long-term debt                                                                       281,524             357,156
-----------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                                                 613,538             737,551
-----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
Pension and Benefit Reserve                                                           66,950              57,240
Other noncurrent liabilities                                                          34,538               5,301
-----------------------------------------------------------------------------------------------------------------
TOTAL NON-CURRENT LIABILITIES                                                        101,488              62,541
-----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Long-term debt due within one year (Note B)                                          120,000                  36
Long-term capital lease due within one year                                                -               1,654
Preferred and preference stock to be redeemed within one year                              -              43,516
Notes payable                                                                              -             149,050
Accounts payable                                                                      54,731              60,574
Dividends Payable                                                                          -                 637
Customer deposits                                                                      7,217               4,650
Accrued taxes                                                                              -                 516
Accrued interest                                                                       8,521               6,500
Other current liabilities                                                             22,319              18,530
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                            212,788             285,663
-----------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS
Accumulated deferred federal income tax (Note L)                                     119,509             197,698
Deferred investment tax credits                                                        7,351              13,654
Regulatory liabilities and other deferred credits (Note I)                            34,102              11,033
-----------------------------------------------------------------------------------------------------------------
TOTAL DEFERRED CREDITS                                                               160,962             222,385
-----------------------------------------------------------------------------------------------------------------
CONTINGENCIES (NOTE F & K)
-----------------------------------------------------------------------------------------------------------------
TOTAL                                                                            $ 1,088,776         $ 1,308,140
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Income Statement Orange and Rockland Utilities, Inc. and Subsidiaries

Year Ended December 31 (Thousands of Dollars)                                    1999         1998          1997
-----------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (NOTE A)
Electric                                                                     $459,776    $ 489,878     $ 479,473
Gas                                                                           156,995      135,619       168,450
Non-utility                                                                       723          607           851
-----------------------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                                                      617,494      626,104       648,774
-----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Purchased power                                                               136,648       49,588        65,500
Fuel                                                                           44,451       94,503        69,261
Gas purchased for resale                                                       87,947       71,649        99,321
Other operations                                                              171,979      149,141       143,675
Maintenance                                                                    33,268       36,735        35,285
Depreciation and amortization (Note A)                                         32,670       35,735        35,861
Taxes, other than federal income tax                                           81,530       90,250        98,996
Federal income tax (Notes A and L)                                              3,717       22,513        23,878
-----------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                      592,210      550,114       571,777
-----------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                               25,284       75,990        76,997
-----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
Investment income (Note A)                                                      2,565        1,671             -
Allowance for equity funds used during construction (Note A)                       20            4            40
Other income less miscellaneous deductions                                     53,932          875        (2,082)
Federal income tax (Notes A and L)                                            (34,441)          11         1,562
-----------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME                                                             22,076        2,561          (480)
-----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INTEREST CHARGES                                                 47,360       78,551        76,517
-----------------------------------------------------------------------------------------------------------------
Interest on long-term debt                                                     27,534       25,004        24,736
Other interest                                                                  5,336        9,449         8,233
Allowance for borrowed funds used during construction (Note A)                   (235)        (869)       (1,390)
-----------------------------------------------------------------------------------------------------------------
NET INTEREST CHARGES                                                           32,635       33,584        31,579
-----------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                              14,725       44,967        44,938
-----------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS:
Operating Loss net of Taxes                                                         -            -        (6,738)
Estimated loss on Disposal                                                          -            -        (8,694)
-----------------------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS                                                   -            -       (15,432)
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     14,725       44,967        29,506
-----------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDEND REQUIREMENTS                                             886        2,797         2,800
-----------------------------------------------------------------------------------------------------------------
NET INCOME FOR COMMON STOCK                                                  $ 13,839     $ 42,170      $ 26,706
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


Consolidated Statement of Retained Earnings Orange and Rockland Utilities, Inc. and Subsidiaries

Year Ended December 31 (Thousands of Dollars)                                    1999         1998          1997
-----------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                                           $186,520    $ 181,473     $ 192,060
NET INCOME FOR THE YEAR                                                        14,725       44,967        29,506
-----------------------------------------------------------------------------------------------------------------
Total                                                                         201,245      226,440       221,566
-----------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative Preferred, at required annual rates                                    886        2,797         2,800
Common                                                                         62,447       34,899        35,229
-----------------------------------------------------------------------------------------------------------------
Total dividends declared                                                       63,333       37,696        38,029
-----------------------------------------------------------------------------------------------------------------
Capital Stock, 1999 retirement/1998-97 repurchase                            (160,676)      (2,213)       (2,064)
Capital Stock Expense                                                               -          (11)            -
-----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31                                                        $ (22,764)   $ 186,520     $ 181,473
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                     - 111 -

Consolidated Statement of Cash Flows Orange and Rockland Utilities,Inc. and Subsidiaries

Year Ended December 31 (Thousands of Dollars)                                           1999             1998              1997
---------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                           $ 14,725         $ 44,967          $ 29,506
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization                                                          32,670           35,286            35,415
Amortization of investment tax credit                                                  (6,303)            (828)             (810)
Federal income tax deferred                                                           (37,221)           5,612             7,280
Common equity component of allowance for funds used during construction                  (255)            (873)           (1,430)
Other non-cash charges                                                                  4,900               17             5,792
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable -- net, and accrued utility revenue                                 2,817            3,379           (13,723)
Materials and supplies, including fuel and gas in storage                              14,972            1,108               326
Prepayments, other receivables and other current assets                                12,550           (9,743)           (1,453)
Deferred recoverable fuel costs                                                        (1,055)             423            (1,096)
Accounts payable                                                                       (5,843)           2,943            (9,819)
Refunds to customers                                                                   24,432              237              (830)
Other -- net                                                                           24,781           (5,818)           19,376
---------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                               81,170           76,710            68,534
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures                                                             (39,885)         (53,037)          (73,986)
Common equity component of allowance for funds used during construction                   255              873             1,430
Divestiture of utility plant (net of current federal income tax)                      243,833                -                 -
---------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES INCLUDING CONSTRUCTION                       204,203          (52,164)          (72,556)
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES INCLUDING DIVIDENDS
Issuance of capital Lease obligation                                                        -                -             2,020
Issuance of long-term debt                                                             45,000            3,200           100,088
Retirement of long-term debt                                                           (1,690)          (2,684)         (103,261)
Retirement of common stock                                                                  -           (3,225)           (3,012)
Retirement of preferred stock                                                         (43,516)               -            (1,390)
Short-term debt arrangements                                                         (149,050)          18,489            47,798
Common stock dividends                                                                (62,447)         (34,899)          (35,229)
Preferred stock dividends                                                                (886)          (2,797)           (2,800)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES INCLUDING DIVIDENDS                         (212,589)         (21,916)            4,214
---------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                    72,784            2,630               192
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                                        6,143            3,513             3,321
---------------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT DECEMBER 31                                   $ 78,927          $ 6,143           $ 3,513
---------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
        Interest                                                                     $ 30,496         $ 32,139          $ 32,313
        Income taxes                                                                 $ 93,000         $ 21,011          $ 10,000

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Capitalization
                            Orange and Rockland Utilities, Inc. and Subsidiaries

Year Ended December 31 (Thousands of Dollars)                                                                1999          1998
--------------------------------------------------------------------------------------------------------------------------------
                                                                      Shares outstanding
                                                            --------------------------------------
                                                            December 31, 1999    December 31, 1998
                                                            --------------------------------------
Common shareholders' equity (Note B)
Common stock                                                       1,000              13,519,988          $     5      $ 67,599
Retained earnings                                                                                         (22,764)      186,520
Additional Paid in Capital                                                                                354,798             -
Premium on Capital Stock                                                                                        -       132,321
Capital stock expense                                                                                         (25)       (6,045)
--------------------------------------------------------------------------------------------------------------------------------
Total common shareholders' equity                                                                         332,014       380,395
--------------------------------------------------------------------------------------------------------------------------------
Preferred stock                                                        -                 428,443                -        43,168
Preference stock                                                       -                  10,684                -           348
Less: preferred and preference stock redeemed
         within one year (Note B)                                                                               -       (43,516)
--------------------------------------------------------------------------------------------------------------------------------
Total preferred and preference stock                                                                            -             -
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt (Note B)
Maturity        Interest Rate   Series
----------------------------------------------------
Debentures:
2000            6.14%           1993C                                                                      20,000        20,000
2000            9.375%          1990A                                                                      80,000        80,000
2000            6.00%           1993I                                                                      20,000        20,000
2001            6.9%- 7.0%      Notes Payable (Vans)                                                           36            68
2003            6.560%          1993D                                                                      35,000        35,000
2007            7.125%          1997J                                                                      20,000        20,000
2018            7.07%           1998C                                                                       3,200         3,200
2027            6.50%           1997F                                                                      80,000        80,000
2029            7.0%            1999G                                                                      45,000             -
--------------------------------------------------------------------------------------------------------------------------------
Total debentures                                                                                          303,236       258,268
--------------------------------------------------------------------------------------------------------------------------------
Tax-exempt debt - notes issued to New York State Energy Research and Development Authority for Pollution Control Facilities Revenue Bonds:
2014            7.07%           1994*                                                                      55,000        55,000
2015            Variable        1995*                                                                      44,000        44,000
--------------------------------------------------------------------------------------------------------------------------------
Total tax-exempt debt                                                                                      99,000        99,000
--------------------------------------------------------------------------------------------------------------------------------
Unamortized debt discount                                                                                    (712)          (76)
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                     401,524       357,192
Less: long-term debt due within one year                                                                  120,000            36
--------------------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                                      281,524       357,156
--------------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                                    $ 613,538     $ 737,551
--------------------------------------------------------------------------------------------------------------------------------

* Issued for pollution control financing for Bowline and Lovett generating stations


 The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes form an integral part of the accompanying consolidated financial statements of Orange and Rockland Utilities, Inc (O&R) and its subsidiaries.

O&R

Orange and Rockland Utilities, Inc. (O&R), a regulated utility, along with its utility subsidiaries, provides electric service to over 275,000 customers and gas service to over 115,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania.

O&R has unregulated subsidiaries in land development businesses that are winding down their businesses. O&R's investment in this subsidiaries amounted to $24.9 million at December 31, 1999.


ACQUISITION BY CON EDISON

In July 1999 Consolidated Edison, Inc. (Con Edison) completed its acquisition of O&R for $791.5 million in cash.

The acquisition is being accounted for under the purchase method of accounting in accordance with accounting principles generally accepted in the United States. As a result, as of the effective date of the acquisition $186.5 million of retained earnings and $168 million of premium on capital stock was reclassified by O&R to additional paid in capital. The $437 million excess of the purchase price paid by Con Edison over the estimated fair value of O&R's net assets acquired and liabilities assumed was recorded by Con Edison as goodwill and has not been reflected in O&R's consolidated financial statements.

NOTE A     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

O&R and its utility subsidiaries are subject to regulation by the Federal Energy Regulatory Commission (FERC) and various state regulatory authorities with respect to their rates and accounting. Their accounting policies conform to accounting principles generally accepted in the United States, as applied in the case of regulated public utilities, and are in accordance with the accounting requirements and rate-making practices of the regulatory authority having jurisdiction. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A description of the significant accounting policies follows.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of O&R and all of its subsidiaries. All intercompany balances and transactions have been eliminated.

RATE REGULATION O&R, Rockland Electric Company (RECO), and Pike County Light and Power Company (PIKE) are subject to rate regulation by the New York Public Service Commission (NYPSC), the New Jersey Board of Public Utilities (NJBPU) and the Pennsylvania Public Utility Commission (PPUC), respectively, and the FERC. The consolidated financial statements of the company are based on generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards No. 71 (SFAS No. 71), "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the rate-making and accounting practices of the regulatory agencies. The effect of the rate-making process on the company's consolidated financial statements is primarily related to the timing of the recognition of incurred costs. If rate regulation provides assurance that an incurred cost will be recovered in a future period by inclusion of that cost in rates, SFAS No. 71 requires the capitalization of the cost. Regulatory assets represent probable future revenue associated with certain incurred costs, to be recovered through the rate-making process.

In late 1997 the NYPSC, in its Competitive Opportunities proceeding, approved a four-year O&R Restructuring Plan pursuant to which O&R in 1999 sold all of its generating assets, made available retail access to all of its electric customers effective May 1999, and unbundled and reduced its electric rates by approximately $32.4 million over a four year period. The sale of the generating assets was completed in June 1999. The disposition of the divestiture proceeds is discussed in Note H. The rate reductions required under O&R's Restructuring Plan were implemented in December 1997 and 1998. The unbundling of generation services from base rates was completed in May 1999. Since that time, O&R recovers purchased capacity and energy cost through a Market Supply Charge
(MSC). No further rate reductions are required under the plan.

The New Jersey plan unbundled electric rates and provided rate reductions of $6.9 million effective August 1999. Energy and purchased capacity charges are now recovered through a Basic Generation Charge (BGC).

Additional rate reduction of $2.7 million effective January 2001 and a final rate reduction of $6.2 million effective August 2002 will be implemented.

The Pennsylvania plan provides retail access to all customers effective May 1999, and unbundled existing rates into delivery and generation service components effective May 1999. Energy and purchased capacity charges are now recovered through a Provider of Last Resort charge (POLR).

The approved plans in New York, New Jersey and Pennsylvania also provide for recovery of above-market non-utility generators (NUGs) and load pocket costs through non-bypassable surcharges. See Note G.

In April 1999, the NYPSC ratified a settlement agreement approving the merger of O&R and Con Edison. As part of this settlement, O&R agreed to withdraw its pending gas base rate case upon consummation of the merger. The settlement also required O&R to (1) reduce gas rates by $1.1 million or 0.8 percent effective August 1999 and (2) reduce its electric rates effective December 1999 by $6.1 million. This settlement allows for a five-year amortization of merger costs and also allows O&R to share in net merger savings. The NJBPU and the PPUC also issued orders approving the merger. The NJBPU's order provided for a 75/25 percent customer/shareholder sharing of net merger savings and a ten-year amortization of merger costs. The customers' 75 percent share of net merger savings is being returned to them as part of the five percent restructuring rate reduction effective August 1, 1999. The PPUC agreement allows Pike to retain all net merger savings until its next general rate case and provides for a five-year amortization of merger costs.

In December 1999, O&R filed a gas base rate case with the NYPSC requesting a revenue increase of $12 million or 7.6 percent. As an alternative to the $12 million increase for the rate year ended October 2001, O&R proposed a multi-year rate moderation and incentive plan. The alternative rate plan includes increases in gas rates of 3.2 percent, 3.0 percent, 2.1 percent and 0.5 percent effective November 1 of each year 2000 through 2003. O&R has proposed the removal of gas costs from base rates to facilitate customer choice and incentives that provide opportunities for increased earnings depending on O&R's performance relative to pre-established criteria.

UTILITY REVENUES Utility revenues are recorded on the basis of monthly customer cycle billings. Unbilled revenues are accrued at the end of each month for estimated energy usage since the last meter reading.

The level of revenues from gas sales in New York is subject to a weather normalization clause that requires recovery from or refund to firm customers of a portion of the shortfalls or excesses of firm net revenues which result from variations of more than plus or minus 2.2 percent in actual degree days from the number of degree days used to project heating season sales.

ENERGY COSTS The tariff schedules for electric and gas services in New York include adjustment clauses under which purchased gas and purchased power costs, above or below levels allowed in approved rate schedules, are billed or credited to customers up to approximately 60 days after the costs are incurred. In accordance with regulatory commission policy, such costs, along with the related income tax effects, are deferred until billed or credited to customers.

New York recoverable gas costs are reconciled with billed gas revenues annually as of August 31. Any excess or deficiency is refunded to or recovered from customers during a subsequent 12-month period.

UTILITY PLANT Utility plant is stated at original cost. The cost of additions to and replacements of utility plant include contracted work, direct labor and material, allocable overheads, allowance for funds used during construction and indirect charges for engineering and supervision. Replacement of minor items of property and the cost of repairs are charged to maintenance expense. At the time depreciable plant is retired or otherwise disposed of, the original cost, together with removal cost less salvage, is charged to the accumulated provision for depreciation.

DEPRECIATION For financial reporting purposes, depreciation is computed on the straight-line method based on the estimated useful lives of the various classes of property. Provisions for depreciation are equivalent to the following composite rates based on the average depreciable plant balances at the beginning and end of the year:

YEAR ENDED DECEMBER 31,          1999     1998     1997
----------------------------------------------------------
Plant Classification
    Electric                     3.53%    2.80%    3.03%
    Gas                          2.75%    2.86%    2.90%
    Common                       7.80%    7.78%    7.21%
-----------------------------------------------------------

TEMPORARY CASH INVESTMENTS Temporary cash investments are short-term, highly liquid investments which generally have maturities of three months or less. They are stated at cost which generally approximates market. O&R considers temporary cash investments to be cash equivalents.

SWAP AGREEMENT In connection with the issuance of O&R's $55 million promissory note issued to the New York State Energy Research and Development Authority in consideration for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds (O&R Projects), 1994 Series A (the 1994 Bonds), O&R entered into an interest rate swap agreement. Under the terms of the swap agreement, O&R pays interest at a fixed rate of 6.09 percent to a swap counterparty and receives a variable rate of interest in return that is identical to the variable rate payment on the 1994 Bonds, effectively-fixing O&R's interest rate on the 1994 Bonds at 6.09 percent. The terms and conditions of the swap agreement are specific to the financing described. As a result, no market price is available. Under certain circumstances, the agreement may be terminated. The fair value of the agreement is the amount which one counterparty may be required to pay the other upon early termination. If the agreement had been terminated on December 31, 1999, it is estimated that O&R would have been required to make a payment of approximately $2.3 million to the swap counterparty.

FEDERAL INCOME TAXES O&R and its subsidiaries will file the 1999 consolidated federal income tax return as part of the consolidated return for Con Edison. Income taxes are allocated based on the taxable income or loss of each company. Investment tax credits, which were available prior to the Tax Reform Act of 1986, have been fully normalized and are being amortized over the remaining useful life of the related property for financial reporting purposes. The consolidated financial statements of O&R are prepared pursuant to the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes. SFAS No. 109 requires the recording of deferred income taxes for temporary differences that are reported in different years for financial reporting and tax purposes. The statement also requires that deferred tax liabilities or assets be adjusted for the future effects of any changes in tax laws or rates and that regulated enterprises recognize an offsetting regulatory asset or liability, as appropriate.

DEFERRED REVENUE TAXES Deferred revenue taxes represent the unamortized balance of an accelerated payment of New Jersey Gross Receipts and Franchise Tax (NJGRFT) required by legislation effective June 1, 1991, as well as certain New York State revenue taxes which are deferred and amortized over a 12-month period following payment, in accordance with the requirements of the NYPSC. The NJGRFT has been deferred and is being recovered in rates, with a carrying charge of 7.5 percent on the unamortized balance. This amortization, originally being implemented over a ten-year period, was extended by a February 1998 NJBPU Order as part of its approval of RECO's recovery of its costs for postretirement benefits other than pensions.

DEFERRED PLANT MAINTENANCE COSTS O&R utilizes a silicone injection procedure as part of its maintenance program for residential underground electric cable in order to prevent premature failures and ensure the realization of the expected useful life of the facilities. In 1992, the FERC issued an accounting order that required the cost of this procedure to be treated as maintenance expense rather than as a plant addition. O&R requested deferred accounting for these expenditures from the NYPSC and NJBPU in order to properly match the cost of the procedure with the periods benefited. In 1994, the NYPSC approved the deferred accounting request and authorized a ten-year amortization for rate purposes.
In August 1999, the NJBPU approved the deferred accounting treatment.

RESERVE FOR CLAIMS AND DAMAGES Costs arising from workers' compensation claims, property damage, and general liability are partially self-funded. Provisions for the reserves are based on experience, risk of loss and the rate-making practices of regulatory authorities.

RECLASSIFICATION Certain prior year amounts have been reclassified to conform with current year presentation.

DISCONTINUED OPERATIONS In August 1997, Norstar Management, Inc. (NMI), a wholly owned indirect subsidiary of O&R, sold certain of the assets of NORSTAR Energy Limited Partnership (NORSTAR), a natural gas services and marketing company of which NMI is the general partner. The assets sold consisted primarily of customer contracts and accounts receivable. In accordance with Accounting Principles Board Opinion No. 30, the financial results for this segment are reported as "Discontinued Operations." Discontinued operations had no material effect on the 1999 and 1998 results of operations. The loss related to discontinued operations was $15.4 million in 1997.

ESTIMATES The accompanying consolidated financial statements reflect judgments and estimates made in the application of the above accounting policies.

NOTE B     CAPITALIZATION

Upon consummation of its acquisition in July 1999 by Con Edison, O&R became a wholly owned subsidiary of Con Edison, and all of the then outstanding common stock, $5.00 par value of O&R (the Common Stock), was cancelled and converted into the right to receive the merger consideration price of $58.50 in cash from Con Edison and 1,000 shares of the Common Stock were issued to Con Edison. In April 1999, O&R called for redemption of all of its then outstanding Preferred and Preference Stock. Funds for the redemption were provided by the issuance of the $45 million of 7.0 percent Debentures due 2029, Series G.

LONG-TERM DEBT Long-term debt maturing in the period 2000-2004 is as follows:

(Millions of Dollars)
------------------------------------------------------------------------
2000                                         $ 120
2001                                            -
2002                                            -
2003                                            35
2004                                            -
------------------------------------------------------------------------

Long-term debt of O&R's utility subsidiaries is stated at cost which, as of December 31, 1999 and 1998, approximates fair value.


NOTE C     SHORT-TERM BORROWING

At December 31, 1999, O&R had no short term-debt outstanding. In December 1999 O&R entered into revolving credit agreements with banks, which it intends to use to support a $100 million commercial paper program.

Bank commitments under the revolving credit agreements are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital of the borrower does not at any time exceed
0.65 to 1. At December 31, 1999, the ratio was 0.55 to 1 for O&R.


NOTE D     PENSION BENEFITS

O&R has a non-contributory defined benefit retirement plan, covering substantially all employees. The plan is designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA).

Investment gains and losses are recognized over three years and unrecognized actuarial gains and losses are amortized over 10 years.

During 1999, O&R sold its electric generating assets to Southern Energy. Also during 1999, O&R offered a special retirement program providing enhanced pension benefits for those employees who met specified eligibility requirements and retired within specific time limits. Because of the relative number of O&R employees who stopped accruing benefits in the plan as a result of these events, a curtailment charge was recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". A portion of this curtailment charge was recorded as a regulatory asset in accordance with SFAS No. 71 and a portion was expensed.

The acquisition of O&R by Con Edison in July 1999 triggered purchase accounting requirements that are reflected in the net periodic pension cost. Under such accounting O&R's accrued pension liability was adjusted to recognize all previously unrecognized actuarial gains or losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 87, "Employers' Accounting for Pensions." A portion of these adjustments was recorded as a regulatory liability in accordance with SFAS No. 71 and a portion was expensed.

O&R is currently allowed to recover in rates pension costs recognized under SFAS No. 87. In accordance with the provisions of SFAS No. 71, O&R defers for future recovery any difference between expenses recognized under SFAS No. 87 and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of O&R's net periodic pension cost for 1999, 1998 and 1997 were as follows:

(Thousands of Dollars)          1999       1998    1997
--------------------------- --------- ---------- ---------
Service cost - including
   administrative expenses    $5,825     $6,868    $6,535
Interest cost on projected
   benefit obligation          19,702     19,194    17,993
Expected return on plan
   assets                     (19,025)   (17,480) (15,838)
Amortization of net
   actuarial (gain)            (2,725)    (6,338)  (4,688)
Amortization of prior
   service cost                 2,128      4,251     3,822
Amortization of transition
   (asset)                       (504)    (1,009)   (1,009)
Recognition of curtailment
   and termination benefits    11,857          -         -
Recognition of purchase
   accounting valuation       (29,611)         -         -
--------------------------- --------- ---------- ---------
Net periodic pension cost   $(12,353)    $5,486    $6,815
--------------------------- --------- ---------- ---------
Amortized/(deferred and
   capitalized)               28,370         90      (751)
--------------------------- --------- ---------- ---------
Net expense                  $16,017     $5,576    $6,064
--------------------------- --------- ---------- ---------




The funded status of the plan at December 31, 1999, 1998 and 1997 was as follows:

(Thousands of Dollars)          1999       1998      1997
----------------------------------------------------------
CHANGE IN BENEFIT
   OBLIGATION
Benefit obligation at
   beginning of year        $289,765   $260,306  $232,990
Service cost - excluding
  administrative
  expenses                     5,825      6,868     6,535
Interest cost on
   projected benefit
   obligation                 19,702     19,194    17,993
Plan amendments                   54          -    12,852
Actuarial loss                22,551     18,375     2,387
Curtailment and
  termination
  benefits                     4,707          -         -
Benefits paid                (16,132)   (14,978)    12,451)
----------------------------------------------------------
Benefit obligation at end
   of year                  $326,472   $289,765  $260,306
----------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan
  assets at beginning
  of year                   $266,511   $247,523  $225,997
Actual return on
  plan assets                 29,811     34,640    34,526
Employer
  contributions               10,023          -         -
Benefits paid                (14,799)   (14,131)  (11,637)
Administrative
  expenses                    (2,235)    (1,521)   (1,363)
----------------------------------------------------------
Fair value of plan assets
   at end of year           $289,311   $266,511  $247,523
----------------------------------------------------------
Funded status               $(37,161) $(23,254)  $(12,783)
Unrecognized net
  loss (gain)                 13,390   (57,031)  (66,108)
Unrecognized prior
  service costs                    -     35,830   40,081
Unrecognized net
  transition asset at
  January 1, 1987*                 -    (3,026)   (4,034)
----------------------------------------------------------
Prepaid (accrued)
  benefit  cost             $(23,771) $(47,481)  $(42,844)
----------------------------------------------------------
----------------------------------------------------------


*Was being amortized over approximately 15 years.

The actuarial assumptions at December 31, 1999, 1998 and 1997 were as follows:

                        1999      1998      1997
--------------------- --------- --------- ---------
Discount rate            8.00%     6.75%     7.50%
Expected return
   on plan assets        8.50%     8.00%     8.00%
Rate of compensation
    increase
         Hourly          3.00%     3.00%     3.00%
         Management      1.00%     1.00%     1.00%


NOTE E     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (OPEB)

O&R has a contributory medical and prescription drug program for all retirees, their dependents and surviving spouses. The company also has a non-contributory life insurance program for retirees.

Investment gains and losses are based on actual fair market value and unrecognized actuarial gains and losses are amortized over 10 years.

During 1999, O&R sold its electric generating assets to Southern Energy. Because of the relative number of O&R employees who stopped accruing benefits in the plan as a result of this event, a curtailment charge was recorded in accordance with SFAS No. 106, "Employers Accounting for Postretirement Benefits other than Pensions."

The acquisition of O&R by Con Edison in July 1999 triggered purchase accounting requirements that are reflected in the net periodic benefit cost. Under purchase accounting O&R's accrued postretirement liability was adjusted to recognize all previously unrecognized actuarial gains or loses all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 106. The total of these adjustments along with the curtailment charge discussed above were recorded as a regulatory asset in accordance with SFAS No. 71.

O&R is currently allowed to recover in rates OPEB costs recognized under SFAS No. 106. In accordance with the provisions of SFAS No. 71, O&R defers for future recovery any difference between expenses recognized under SFAS No. 106 and the current rate allowance authorized by each regulatory jurisdiction in which it operates.




The components of O&R's postretirement benefit (health and life insurance) costs for 1999, 1998 and 1997 were as follows:

(Thousands of Dollars)          1999       1998      1997
----------------------------------------------------------
Service cost                  $1,699     $1,463    $1,863
Interest cost on
accumulated
  postretirement benefit
   obligation                  5,302      5,326     6,013
Expected return on
    plan assets               (2,174)    (1,654)     (907)
Amortization of net
    actuarial loss               383         21     1,011
Amortization of prior
    service cost                   4          9        84
Amortization of
    transition obligation      1,213      2,427     2,572
Recognition of
    curtailment and
     termination benefits    (5,091)          -         -
Recognition of
    purchase accounting
    valuation                39,166           -         -
----------------------------------------------------------
Net periodic
    postretirement
    benefit cost             40,502      7,592     10,636
---------------------------------------------------------
Amortized/(deferred
    and capitalized)        (35,222)     3,169     (1,009)
----------------------------------------------------------
Net expense                  $5,280    $10,761     $9,627
----------------------------------------------------------


The program's funded status at December 31, 1999, 1998 and 1997 was as follows:

(Thousands of Dollars)            1999      1998       1997
----------------------------------------------------------
CHANGE IN BENEFIT
   OBLIGATION
Benefit obligation at
   beginning of year         $80,477   $80,625    $82,999
Service cost                   1,699     1,463      1,863
Interest cost on
   accumulated
   postretirement benefit
   obligation                 5,302      5,326      6,013
Plan amendments                   -         98     (6,898)

Actuarial loss (gain)         6,314     (1,802)     1,230
Benefits paid and
   administrative expenses   (5,405)    (5,334)    (4,582)
Participant contributions       149        101          -
----------------------------------------------------------
Benefit obligation at
   end of year              $88,536    $80,477    $80,625
----------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets
   at beginning of year     $31,180    $22,238    $14,822
Actual return on plan
   assets                     3,512      2,086        735
Employer contributions        5,512     12,089     11,263
Participant contributions        54        101          -
Benefits paid and
   administrative expenses   (2,368)    (5,334)    (4,582)
----------------------------------------------------------
Fair value of plan assets
   at end of year           $37,890    $31,180    $22,238
----------------------------------------------------------
Funded status              $(50,646)  $(49,297)  $(58,387)
Unrecognized net
   loss                       9,008      5,016      6,393
Unrecognized prior
   service costs                 -          89          -
Unrecognized transition
  obligation at
  January 1,  1993*              -       4,601     37,027
----------------------------------------------------------
Accrued postretirement
 benefit cost              $(41,638)   $(9,591)  $(14,967)
----------------------------------------------------------
*Was being amortized over a period of 20 years.

The actuarial assumptions at December 31, 1999, 1998 and 1997 were as follows:

                             1999     1998      1997
----------------------------------------------------------
Discount rate                 8.00%     6.75%    7.50%
Expected return on
   plan assets
     Tax-exempt assets        8.50%     6.00%    6.00%
    Taxable assets            7.50%     7.00%    7.00%

The health care cost trend rate assumed for 1999 was 7.5 percent, for 2000, 7.0 percent; and then declining one-half percent per year to 5 percent for 2004 and thereafter.



A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                         1-Percentage-    1-Percentage-
(Thousands of Dollars)  Point Increase   Point Decrease
----------------------------------------------------------
Effect on
  accumulated
  postretirement             $9,431          $7,930
  benefit obligation
Effect on service
  cost and interest
  cost components              $940            $770


NOTE F     ENVIRONMENTAL AND OTHER LITIGATION

ENVIRONMENTAL MATTERS Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of O&R and may be present in its facilities and equipment.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and severe liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances my be imposed without regard to fault, or may imposed for past acts, even though such past acts may have been lawful at the time the they occurred.

At December 31, 1999, O&R had accrued a $1.5 million liability for sites as to which they have received process or notice alleging that hazardous substances generated by them (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, including the costs of investigating and remediating sites where the company or its predecessors manufactured gas which O&R currently estimates could be as much as $30 million. The total amount of such additional liability is not presently determinable but may be material to O&R's financial position, results of operations or liquidity.

Under O&R's current gas rate agreement, O&R may defer the costs of investigating and remediating the manufactured gas as regulatory asset. At December 31, 1999, a $3.8 million of such costs had been deferred as a regulatory asset.



OTHER LITIGATION In 1996, O&R was sued for its alleged breach of an agreement to purchase electric capacity and associated energy from a 4 MW cogeneration facility and for an alleged breach of an implied covenant of good faith. In 1999, plaintiff filed a motion for summary judgment and O&R filed a motion in opposition of plaintiff's motion. O&R cannot predict the ultimate outcome of this proceeding.

In March 1998, O&R shareholders filed a purported derivative action on behalf of O&R alleging various claims against its directors, several officers certain other defendants and nominally against O&R. In 1999, the trial court dismissed the action. Plaintiffs have appealed the dismissal. In June 1999, these plaintiffs and two other O&R shareholders filed a purported class action alleging various claims against the directors, certain officers and certain former officers and directors. O&R has filed a motion to dismiss the purported class action and for imposition of sanctions against the plaintiffs and their counsel.


NOTE G     NON-UTILITY GENERATORS

O&R has contracts with NUGs for approximately 27 MW of electric generating capacity. Assuming performance by the NUGs, O&R is obligated over the terms of the contracts (which extend for various periods) to make payments for energy.

For the years 2000-2004, payments under the contracts are estimated to be $16.9 million, $17.3 million, $17.6 million, $17.9 million and $18.3 million. Such payments gradually increase to approximately $19 million in 2006 and thereafter decline significantly. For energy delivered under these contracts, O&R is obligated to pay variable prices that are estimated to be at or slightly above market levels. All above-market NUG costs are recoverable by a non-bypassable surcharge.


NOTE H     DIVESTITURE

On November 24, 1998, O&R entered into four separate Asset Sales Agreements
(ASAs) with subsidiaries of Southern Energy, Inc. (collectively, with its subsidiaries, Southern Energy), a subsidiary of The Southern Company, for the sale of all of O&R's electric generating assets, including the two-thirds interest in the Bowline Point generating facility owned by Consolidated Edison Company of New York, Inc. (Con Edison of New York). The sales were completed on June 30, 1999. The total gross proceeds from the sale amounted to approximately $486.2 million, of which approximately $349.3 million was attributable to O&R and approximately $136.9 million was attributable to Con Edison of New York for its two-thirds ownership share of the Bowline Point plant. The net book value of O&R's generating facilities sold was approximately $258.2 million, and the value of certain fuel and other plant inventory included in the sale was approximately $17.2 million, for a total combined net book value of assets sold of $275.4 million. After deducting approximately $7.1 million of direct selling costs and approximately $11.3 million of employee retraining, retention and severance pay, the pre-tax gain on the sale amounted to approximately $55.5 million. The provision for income taxes amounted to approximately $40.8 million, and the net gain after federal income tax on the sale was therefore, approximately $14.7 million. As required by regulatory orders approving the sale, the net gain from the sale was deferred pending final review by the NYPSC, the NJBPU and the PPUC of the calculation of the gain as well as final disposition of the net gain. O&R's reported after-tax net income for the 12 months ended December 31, 1999 was positively impacted by approximately $2.4 million as a result of the sale.

The divestiture triggered curtailments and special termination benefits accounting as required by SFAS No. 88. O&R's transition program for its generating employees contains special provisions that allow early vesting and enhancements to the benefit plans for those employees not offered employment or who are involuntarily terminated by the new owner within five years from the date of transfer. The expected costs of these enhancements together with curtailment costs resulted in additional pension and postretirement benefit costs of $1.6 million and $0.8 million, respectively. These estimates are included in the $11.3 million of employee costs noted above in determining the cost of the sale. O&R will retain the pension assets and liabilities as well as the obligation relating to the employees which were employed by O&R prior to the sale. O&R made a $10 million settlement payment to Southern Company with respect to certain pension calculations and reduced O&R's pension and other post employment benefit liability by this amount.

On March 16, 2000, the NYPSC issued an Order directing O&R to passback proceeds from the sale of generating assets to customers over a 20-month period, starting April 1, 2000. Rate Orders from NJBPU and PPUC covering the disposition of divestiture proceeds are pending.

NOTE I     REGULATORY ASSETS AND LIABILITIES

O&R has established various regulatory assets to defer specific costs that the applicable regulatory agencies have permitted or are expected to permit to be recovered in rates over time. Similarly, certain regulatory liabilities have been established to defer specific gains or credits to be refunded to customers over time. The principal regulatory assets and liabilities included in the deferred charges at December 31, 1999 and 1998 were as follows:


(Thousands of  Dollars)              1999        1998
------------------------------------------------------
REGULATORY ASSETS
Future federal income tax

   (See Note A)                 $  33,115   $  74,330
Enlightened Energy Program
   costs                            3,594       3,792
Recoverable fuel costs (See
   Note A)                         18,400      12,040
Power contract termination
   costs (See Note G)               1,037       5,312
Deferred revenue taxes (See
   Note A)                         10,130      11,915
O&R Pension/OPEB expenses
   (See Notes D and E)             45,328       4,329
O&R acquisition and
   divestiture costs (See
   Notes A and H)                   8,268      13,825
Cable Rehabilitation
   Injection Program (See
   Note A)                          5,378       4,231
Environmental costs                 4,741       2,895
Pittston Coal Contract
   Settlement                       3,749       3,918
NYPP/ISO programming costs          3,747       1,650
Other                               4,216       4,685
------------------------------------------------------
Total Regulatory Assets           141,703     142,922
------------------------------------------------------

REGULATORY LIABILITIES
O&R Pension expenses (See
   Note D)                         23,854           -
Other                              10,248      11,033
------------------------------------------------------
Total Regulatory Liabilities       34,102      11,033
------------------------------------------------------
NET REGULATORY
ASSETS/LIABILITIES             $  107,601    $131,889
------------------------------------------------------


NOTE J     RELATED PARTY TRANSACTIONS

Each month O&R is invoiced by Con Edison and its affiliates for the cost of any services rendered to O&R by Con Edison and its affiliates. These services, primarily provided by Con Edison of New York, include substantially all administrative support operations such as corporate directorship and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. Monthly invoicing is based on an estimate of the cost of the services provided by Con Edison and its affiliates, which are reconciled on an annual basis. These costs of these services, which began upon the acquisition of O&R by Con Edison in July 1999, totaled $6.5 million 1999. Prior to the merger O&R had a one-third interest in the 1,200 megawatt Bowline Point generating facility, which was owned jointly with Con Edison of New York. The plant was sold in June 1999. (See Note H.)


NOTE K     LEASES

The future minimum rental commitments under the O&R's non-cancellable operating leases are as follows:

(Thousands of Dollars)
--------------------------------------------------------------------------------
2000                                    $  4,122
2001                                       3,974
2002                                       2,777
2003                                       1,414
2004                                       1,145
All years thereafter                      26,704
--------------------------------------------------------------------------------
            Total                        $40,136
--------------------------------------------------------------------------------

                                     - 122 -

NOTE L    FEDERAL INCOME TAX    Orange & Rockland Utilities, Inc. & Subsidiaries

The components of federal income taxes are as follows:

Year Ended December 31 (Thousands of Dollars)                                           1999              1998               1997
----------------------------------------------------------------------------------------------------------------------------------

Charged to operations:
                Current                                                                 $139           $17,449            $17,517
                Deferred - net                                                         3,691             5,186              6,482
                Amortization of investment tax credit                                   (113)             (122)              (121)
----------------------------------------------------------------------------------------------------------------------------------
                      Total charged to operations                                      3,717            22,513             23,878
----------------------------------------------------------------------------------------------------------------------------------

Charged to other income:
                Current                                                               80,787               268             (1,671)
                Deferred - net                                                       (38,905)              426                798
                Amortization of accumulated deferred investment tax
                  credits and excess income tax reserves associated with
                  divested generating plants                                          (7,441)             (705)              (689)
----------------------------------------------------------------------------------------------------------------------------------
                      Total charged to other income                                   34,441               (11)            (1,562)
----------------------------------------------------------------------------------------------------------------------------------

Total                                                                                $38,158           $22,502            $22,316
----------------------------------------------------------------------------------------------------------------------------------

The tax effect of temporary differences which gave rise to deferred tax assets and liabilities is as follows:

As of December 31 (Millions of Dollars)                                                 1999              1998               1997
----------------------------------------------------------------------------------------------------------------------------------

Liabilities:
                Depreciation                                                             $81.2            $119.9             $116.4
                Excess deferred federal income tax on depreciation                         5.8               7.3                7.8
                Other                                                                     23.6              26.0               23.8
----------------------------------------------------------------------------------------------------------------------------------
                      Total liabilities                                                  110.6             153.2              148.0
----------------------------------------------------------------------------------------------------------------------------------
Assets:
                Other                                                                    (24.2)            (29.8)             (30.3)
----------------------------------------------------------------------------------------------------------------------------------
                      Total assets                                                       (24.2)            (29.8)             (30.3)
----------------------------------------------------------------------------------------------------------------------------------

Regulatory liability - future federal income taxes                                        33.1              74.3               74.8
----------------------------------------------------------------------------------------------------------------------------------

Net liability                                                                           $119.5            $197.7             $192.5
----------------------------------------------------------------------------------------------------------------------------------


Reconciliation of the difference between federal income tax expenses and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

Year Ended December 31,                                                                 1999              1998               1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (% of Pre-tax income)

Statutory tax rate                                                                        35%               35%                35%
Changes in computed taxes resulting from:
                Excess book over tax depreciation                                          3%                2%                 3%
                Cost of removal                                                           -2%               -2%                -1%
                Amortization of investment tax credit                                      -                -1%                -1%
                Other                                                                      4%               -1%                -3%

----------------------------------------------------------------------------------------------------------------------------------
Subtotal                                                                                  40%               33%                33%
----------------------------------------------------------------------------------------------------------------------------------
                Unallowable costs related to the merger                                    6%                -                  -
                Sale of divestiture assets                                                26%                -                  -
----------------------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                                        72%               33%                33%
----------------------------------------------------------------------------------------------------------------------------------

ORANGE AND ROCKLAND UTILITIES, INC.
NOTE M    FINANCIAL INFORMATION BY BUSINESS SEGMENT (a)

                                               ELECTRIC                                         UNREGULATED AND OTHER
----------------------------------------------------------------------             -------------------------------------
(Thousands of Dollars)                1999         1998        1997                     1999         1998        1997
----------------------------------------------------------------------             -------------------------------------

Operating revenues                 $ 459,776    $ 489,878   $ 479,473                $     723   $     607    $     851
Intersegment revenues                      8            9          10                        -           -            -
Depreciation and amortization         25,591       29,919      30,597                       60         128          173
Income tax expense                     4,287       21,770      21,837                     (641)       (558)        (450)
Operating income                      18,705       67,390      65,593                     (603)     (1,451)      (1,487)
Total assets                         748,103    1,004,102     996,647                   75,183      43,284       49,706
Construction expenditures             24,085       33,910      48,555                        -          18          174

                                                 GAS                                              TOTAL
----------------------------------------------------------------------             -------------------------------------
                                      1999         1998        1997                     1999        1998         1997
----------------------------------------------------------------------             -------------------------------------
Operating  revenues                $ 156,995    $ 135,619   $ 168,450                $ 617,494   $ 626,104    $ 648,774
Intersegment revenues                     37           14          29                       45          23           39
Depreciation and amortization          6,891        5,688       5,091                   32,542      35,735       35,861
Income tax expense                        71        1,301       2,491                    3,717      22,513       23,878
Operating income                       7,182       10,051      12,891                   25,284      75,990       76,997
Total assets                         265,490      260,754     241,656                1,088,776   1,308,140    1,288,009
Construction expenditures             15,800       19,109      25,257                   39,885      53,037       73,986

(a) For a description of O & R, see "O&R" appearing before Note A.

                                                                      SCHEDULE I


                         CONDENSED FINANCIAL INFORMATION
                                       OF
                            CONSOLIDATED EDISON, INC.
                             (Thousands of Dollars)

                             CONDENSED BALANCE SHEET


At December 31,                                        1999            1998
                                                ---------------------------

ASSETS
CURRENT ASSETS
        Cash and temporary cash investments     $     7,773     $    47,126
        Other current assets                          4,690          10,911
                                                ---------------------------
        TOTAL CURRENT ASSETS                         12,463          58,037

INVESTMENTS IN SUBSIDIARIES                       6,372,295       6,084,214
                                                ---------------------------
TOTAL ASSETS                                    $ 6,384,758     $ 6,142,251
                                                ===========================


CAPITALIZATION AND LIABILITIES

STOCKHOLDERS' EQUITY
        Common stock                            $ 1,436,643     $ 1,436,696
        Retained earnings                         4,908,913       4,700,357
                                                ---------------------------
        TOTAL STOCKHOLDERS' EQUITY                6,345,556       6,137,053

CURRENT LIABILITIES
        Accounts payable                             34,441           2,048
        Dividends payable                                --           3,744
        Other current liabilities                     4,759            (616)
                                                ---------------------------
        TOTAL CURRENT LIABILITIES                    39,200           5,176

NONCURRENT LIABILITIES                                    2              22
                                                ---------------------------
        TOTAL LIABILITIES                            39,202           5,198
                                                ---------------------------
TOTAL CAPITALIZATION AND LIABILITIES            $ 6,384,758     $ 6,142,251
                                                ===========================

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                         CONDENSED FINANCIAL INFORMATION
                                       OF
                            CONSOLIDATED EDISON, INC.
                (Thousands of Dollars, except per share amounts)

                           CONDENSED INCOME STATEMENT


For the year ended December 31,                                      1999              1998
                                                                ---------------------------
Equity in earnings of subsidiaries                              $   709,604     $   709,700

Other income, net of taxes                                              980           3,182

Operating expenses
        Amortization of O&R goodwill                                 (5,459)             --
        Other                                                        (2,709)           (140)

Interest expense                                                     (1,801)             --
                                                                ---------------------------

NET INCOME                                                      $   700,615     $   712,742
                                                                ===========================

Average number of shares outstanding (in thousands)                 223,442         234,308

Basic earnings per common share                                 $      3.14     $      3.04


Diluted earnings per common share                               $      3.13     $      3.04


           CONDENSED STATEMENT OF CASH FLOWS

Year ended December 31,                                                1999            1998
                                                                ---------------------------

NET INCOME                                                      $   700,615     $   712,742
Dividends received from:
        Consolidated Edison Company of New York, Inc.             1,327,786         496,945
        Orange and Rockland Utilities, Inc.                          45,000              --
Other - net                                                        (944,584)       (917,506)
                                                                ---------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                          1,128,817         292,181

INVESTING ACTIVITIES
        Acquisition of Orange and Rockland Utilities,
             Inc., net of cash and cash equivalents                (509,083)             --

FINANCING ACTIVITIES
        Repurchase of common stock, stock options exercised         (16,757)             --
        Common stock dividends                                     (477,110)       (493,201)
        Corporate restructuring to establish holding company             --         198,362
        Contributions to subsidiaries                              (165,220)        (59,095)
                                                                ---------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                           (659,087)       (353,934)
                                                                ---------------------------

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                 (39,353)        (61,753)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1,                    47,126         108,879
                                                                ---------------------------

CASH AND TEMPORARY CASH INVESTMENTS AT DECEMBER 31,             $     7,773     $    47,126
                                                                ===========================

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (THOUSANDS OF DOLLARS)

                    COLUMN A                   COLUMN B         COLUMN C               COLUMN D     COLUMN E
                                                               ADDITIONS
                                                             (1)           (2)
                                              BALANCE AT  CHARGED TO    CHARGED TO                  BALANCE
                                              BEGINNING   COSTS AND     OTHER                       AT END
COMPANY           DESCRIPTION                 OF PERIOD   EXPENSES      ACCOUNTS      DEDUCTIONS**  OF PERIOD
CON EDISON        Allowance for
                  uncollectible
                  accounts*:

                                  1999        $ 24,957    $41,456       $3,686***     $35,278       $34,821
                                  1998        $ 21,600    $30,983            -        $27,626       $24,957
                                  1997        $ 21,600    $30,936            -        $30,936       $21,600

CON EDISON        Allowance for
OF NEW YORK       uncollectible
                  accounts*:

                                  1999        $ 22,600     $25,369           -        $25,369       $22,600
                                  1998        $ 21,600     $28,626           -        $27,626       $22,600
                                  1997        $ 21,600     $30,936           -        $30,936       $21,600

O&R               Allowance for
                  uncollectible
                  accounts*:

                                  1999        $  3,686      $ 8,806          -        $ 7,097       $ 5,395
                                  1998        $  2,530      $ 4,019          -        $ 2,863       $ 3,686
                                  1997        $  2,391      $ 2,960          -        $ 2,821       $ 2,530

----------------------
* This is a valuation account deducted in the balance sheet from the assets (Accounts receivable -customer) to which they apply.
**Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.
*** Represents O&R balance at time of Con Edison's acquisition of O&R in July 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CON EDISON

         None.

CON EDISON OF NEW YORK

         None.

O&R

         Reference is made to O&R's Current Report on Form 8-K, dated
         July 8, 1999, reporting the completion of its acquisition by Con Edison and the appointment of PricewaterhouseCoopers LLP, Con Edison's independent accountants, as O&R's independent accountants.


                                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE  REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CON EDISON

Information required by Part III as to Con Edison is incorporated by reference from Con Edison's definitive joint proxy statement for its Annual Meetings of Stockholders to be held on May 15, 2000. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1999, the close of the fiscal year covered by this report.

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison's Executive Officers may be found in Part I of this report under the caption "Executive Officers of the Registrant."

CON EDISON OF NEW YORK

Information required by Part III as to Con Edison of New York is the substantially the same as the information required by Part III as to Con Edison, except: Michael J. Del Giudice, who is a member of the Boards of Directors of Con Edison and O&R, is not a member of the Board of Trustees of Con Edison of New York, Inc. Con Edison owns all of the issued and outstanding shares of Con Edison of New York Common Stock ($2.50 par value). No Trustee or executive officer of Con Edison of New York owns any voting or equity securities of Con Edison of New York and, to the best knowledge of the management of Con Edison of New York, no person, other than Con Edison, owns more than 5% of any class of voting securities of Con Edison of New York.

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison of New York's Executive Officers may be found in Part I of this report under the caption "Executive Officers of the Registrant."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   DOCUMENTS FILED AS PART OF THIS REPORT:

1.  LIST OF FINANCIAL STATEMENTS

         See financial statements listed in Item 8.


2.  LIST OF FINANCIAL STATEMENT SCHEDULES

         See financial statements schedules listed in Item 8.

3.  LIST OF EXHIBITS


Exhibits listed below which have been filed previously with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, and which were designated as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed with the report. Exhibits listed below that were not previously filed are filed herewith.

CON EDISON

2.1 Amended and Restated Agreement and Plan of Merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000, pursuant to which Con Edison is to acquire Northeast Utilities. (Designated in Con Edison's Current Report on Form 8-K, dated January 11, 2000 (File No. 1-14514) as Exhibit 2.)

3.1.1        Restated Certificate of Incorporation of Consolidated Edison, Inc.
             ("Con Edison") (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333- 39164) as Exhibit 3.1.)

3.1.2 By-laws of Con Edison, effective as of June 23, 1998. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 1-14514) as Exhibit 3.2.1)

10.1.1 Con Edison 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1217) as Exhibit 10.20.)

10.1.2 The Consolidated Edison, Inc. Restricted Stock Plan for Non-Employee Directors, effective October 1, 1998. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-14514) as Exhibit 10.20.)

12.1 Statement of computation of ratio of earnings to fixed charges for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.

21.1         Subsidiaries of Con Edison.

23.1         Consent of PricewaterhouseCoopers LLP.

24.1 Powers of Attorney of each of the persons signing this report by attorney-in-fact.

27.1 Financial Data Schedule. (Designated in Con Edison's Current Report on Form 8-K, dated February 28, 2000 (File No. 1-14514) as
             Exhibit 27.)

CON EDISON OF NEW YORK

3.2.1.1 Restated Certificate of Incorporation of Consolidated Edison Company of New York, Inc. ("Con Edison of New York") filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of Con Edison of New York for the year ended December 31, 1989 (File No. 1-1217) as
             Exhibit 3(a).)

3.2.1.2 The following certificates of amendment of Restated Certificate of Incorporation of Con Edison of New York filed with the Department of State of the State of New York, which are designated as follows:

                                        Securities Exchange Act
               Date Filed With          File No. 1-1217
               Department of State      Form     Date             Exhibit

               5/16/88                  10-K     12/31/89          3(b)
               6/2/89                   10-K     12/31/89          3(c)
               4/28/92                  8-K      4/24/92           4(d)
               8/21/92                  8-K      8/20/92           4(e)
               2/18/98                  10-K     12/31/97        3.1.2.3

3.2.2.1 Amendment to the By-laws of Con Edison of New York, effective as of February 17, 2000.

3.2.2.1      By-laws of Con Edison of New York, effective as of February 17,
             2000.

4.2.1.1 Participation Agreement, dated as of August 15, 1985, between New York State Energy Research and Development Authority (NYSERDA) and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 4(a)(1).)

4.2.1.2 The following Supplemental Participation Agreements supplementing the Participation Agreement, dated as of August 15, 1985, between NYSERDA and Con Edison of New York, which are designated as follows:

                  Supplemental                  Securities Exchange Act
                  Participation Agreement       File No. 1-1217
                  Number       Date             Form     Date        Exhibit

                  1.  Eighth   1/1/91           10-K     12/31/90    4(e)(8)
                  2.  Ninth    1/15/92          10-K     12/31/91    4(e)(9)

4.2.2.1 Participation Agreement, dated as of December 1, 1992, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(f).)

4.2.2.2 The following Supplemental Participation Agreements supplementing the Participation Agreement, dated as of December 1, 1992, between NYSERDA and Con Edison of New York, which are designated as follows:

                  Supplemental                Securities Exchange Act
                  Participation Agreement     File No. 1-1217
                  Number       Date           Form     Date             Exhibit

                  1.  First    3/15/93        10-Q     6/30/93          4.1
                  2.  Second   10/1/93        10-Q     9/30/93          4.3
                  3.  Third    12/1/94        10-K     12/31/94         4.7.3
                  4.  Fourth   7/1/95         10-Q     6/30/95          4.2

4.2.3 Participation Agreement, dated as of July 1, 1999, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.1.)

4.2.4.1 Indenture of Trust, dated as of August 15, 1985, between NYSERDA and Morgan Guaranty Trust Company of New York, as Trustee (Morgan Guaranty). (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 4(b)(1).)

4.2.4.2 The following Supplemental Indentures of Trust supplementing the Indenture of Trust, dated as of August 15, 1985, between NYSERDA and Morgan Guaranty.

                  Supplemental               Securities Exchange Act
                  Indenture of Trust         File No. 1-1217
                  Number        Date         Form     Date             Exhibit

                  1.  Eighth    1/1/91       10-K     12/31/90         4(g)(8)
                  2.  Ninth     1/15/92      10-K     12/31/91         4(g)(9)

4.2.5.1 Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(i).)

4.2.5.2 The following Supplemental Indentures of Trust supplementing the Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty.

                  Supplemental               Securities Exchange Act
                  Indenture of Trust         File No. 1-1217
                  Number        Date         Form     Date             Exhibit

                  1.  First     3/15/93      10-Q     6/30/93          4.2
                  2.  Second    10/1/93      10-Q     9/30/93          4.4
                  3.  Third     12/1/94      10-K     12/31/94         4.11.3
                  4.  Fourth    7/1/95       10-Q     6/30/95          4.3

4.2.6 Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2.)

4.2.7.1 Indenture, dated as of December 1, 1990, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee (the "Debenture Indenture"). (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h).)

4.2.7.2 First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13.)

4.2.7.3      The following forms of Con Edison of New York's Debentures:

                                                     Securities Exchange Act
                                                     File No. 1-1217
                      Debenture                Form     Date         Exhibit
             7 3/8%,  Series 1992 A            8-K      2/5/92           4(a)
             7 5/8%,  Series 1992 B            8-K      2/5/92           4(b)
             7.60%,   Series 1992 C            8-K      2/25/92          4
             6 1/2%,  Series 1993 B            8-K      2/4/93           4(a)
             6 5/8%,  Series 1993 C            8-K      2/4/93           4(b)
             6 3/8%,  Series 1993 D            8-K      4/7/93           4
             7 1/2%,  Series 1993 G            8-K      6/7/93           4
             7 1/8%,  Series 1994 A            8-K      2/8/94           4
             6 5/8%,  Series 1995 A            8-K      6/21/95          4
             7 3/4%,  Series 1996 A            8-K      4/24/96          4
             Floating Rate Series 1996 B       8-K      11/25/96         4
             Floating Rate Series 1997 A       8-K      6/17/97          4
             6.45%,  Series 1997 B             8-K      11/24/97         4
             61/4%,  Series 1998 A             8-K      1/29/98          4.1
             7.10%,  Series 1998 B             8-K      1/29/98          4.2
             6.15%,  Series 1998 C             8-K      6/22/98          4
             6.90%,  Series 1998 D             8-K      9/24/98          4
             7.35%,  Series 1999 A             8-K      6/25/99          4
             7.15%,  Series 1999 B             8-K      12/1/99          4

4.2.7.4 Form of Con Edison of New York's 7 3/4% Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures). (Designated in Con Edison of New York's Current Report on Form 8-K, dated February 29, 1996, (File No. 1-1217) as Exhibit 4.)

10.2.1 Amended and Restated Agreement and Settlement, dated September 19, 1997, between Con Edison of New York and the Staff of the New York State Public Service Commission (without Appendices). (Designated in Con Edison of New York's Current Report on Form 8-K, dated September 23, 1997, (File No. 1-1217) as Exhibit 10.)

10.2.2 Agreement dated as of October 31, 1968 among Central Hudson Gas & Electric Corporation, Con Edison of New York and Niagara Mohawk Power Corporation. (Designated in Registration Statement No. 2-31884 as Exhibit 7.)

10.2.3 Amendment dated November 23, 1976 to Agreement dated as of October 31, 1968 among Central Hudson Gas & Electric Corporation, Con Edison of New York and Niagara Mohawk Power Corporation and Additional Agreement dated as of November 23, 1976 between Central Hudson and Con Edison of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(b).)

10.2.3.1 Planning and Supply Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as
             Exhibit 10(gg).)

10.2.3.2 Delivery Service Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as
             Exhibit 10(hh).)

10.2.4.1 Employment Contract, dated May 22, 1990, between Con Edison of New York and Eugene R. McGrath. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 10.)

10.2.4.2 The following amendments to Employment Contract, dated May 22, 1990, between Con Edison of New York and Eugene R. McGrath:

                Amendment       Securities Exchange Act   File No. 1-1217
                Date            Form     Date             Exhibit
                8/27/91         10-Q     9/30/91          19
                8/25/92         10-Q     9/30/92          19
                2/18/93         10-K     12/31/92         10(o)
                8/24/93         10-Q     9/30/93          10.1
                8/24/94         10-Q     9/30/94          10.1
                8/22/95         10-Q     9/30/95          10.3
                7/23/96         10-Q     6/30-96          10.2
                7/22/97         10-Q     6/30/97          10
                7/28/98         8-K      9/24/98          10
                7/27/99         10-Q     9/30/99          10.2

10.2.5.1 Employment Agreement, dated June 25, 1991, between Con Edison of New York and J. Michael Evans. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1991 (File No. 1-1217) as Exhibit 19.)

10.2.5.2 Amendment, dated March 29, 1993, to Employment Agreement, dated June 25, 1991, between Con Edison of New York and J. Michael Evans. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993 (File No. 1-1217) as Exhibit 10.)

10.2.5.3 Amendment, dated November 8, 1993, to Employment Agreement, dated June 25, 1991, between Con Edison of New York and J. Michael Evans. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993 (File No. 1-1217) as Exhibit 10.2.)

10.2.6 Agreement and Plan of Exchange, entered into on October 28, 1997, between Con Edison and Con Edison of New York. (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39164) as
             Exhibit 2.)

10.2.7 The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, amended and restated as of April 1, 1999. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.8.)

10.2.8.1 The Consolidated Edison Retirement Plan for Management Employees, as amended and restated. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (File No. 1-1217) as Exhibit 10.1.)

10.2.8.2 The following amendments to the Consolidated Edison Retirement Plan for Management Employees.

                                   Securities Exchange Act
                 Amendment            File No. 1-1217
                 Date            Form     Date         Exhibit
                 12/29/95        10-K     12/31/95     10.29
                 7/1/96          10-K     12/31/96     10.22
                 6/1/97          10-K     12/31/97     10.11.3
                 11/14/97        10-K     12/31/97     10.11.4
                 12/30/98        10-K     12/31/98     10.9.3

10.2.9 Consolidated Edison Company of New York, Inc Supplemental Retirement Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as
             Exhibit 10.10.)

10.2.10.1 Consolidated Edison Company of New York, Inc. Retirement Plan for Trustees, effective as of July 1, 1988. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(ee).)

10.2.10.2 Amendment No. 1, dated September 28, 1990, to the Consolidated Edison Company of New York, Inc. Retirement Plan for Trustees. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1990 (File No. 1-1217) as Exhibit 19(c).)

10.2.11 The Con Edison of New York Thrift Savings Plan for Management Employees and Tax Reduction Act Stock Ownership Plan, as amended and restated. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1217) as Exhibit 10.5.)

10.2.12 Deferred Compensation Plan for the Benefit of Trustees of Con Edison of New York, dated February 27, 1979, and amendments thereto, dated September 19, 1979 (effective February 27, 1979), February 26, 1980, and November 24, 1992 (effective January 1,
             1993). (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as
             Exhibit 10(i).)

10.2.13 Supplemental Medical Plan for the Benefit of Con Edison of New York's officers. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa).)

10.2.14.1 The Con Edison of New York Discount Stock Purchase Plan. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(bb).)

10.2.14.2 Amendment, dated December 29, 1995, to the Con Edison of New York Discount Stock Purchase Plan. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 10.38.)

10.2.15.1 The Consolidated Edison Retiree Health Program for Management Employees, effective as of January 1, 1993. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(ll).)

10.2.15.2 The following amendments to the Consolidated Edison Retiree Health Program for Management Employees.

                                   Securities Exchange Act
                 Amendment             File No. 1-1217
                 Date           Form     Date           Exhibit
                 10/31/94       10-Q     9/30/94        10.3
                 12/28/94       10-K     12/31/95       10.44
                 12/29/95       10-K     12/31/95       10.45
                 7/1/96         10-K     12/31/96       10.39
                 11/14/97       10-K     12/31/97       10.18.3
                 12/30/98       10-K     12/31/98       10.16.3

10.2.16 The Con Edison of New York Severance Pay Plan for Management Employees. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (File No. 1-1217) as Exhibit 10.)

10.2.17 The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.19.)

10.2.18 Generating Plant (Ravenswood) and Gas Turbine Asset Purchase and Sale Agreement, dated January 28, 1999, by and between Con Edison of New York and Marketspan Corporation (doing business as KeySpan Energy). (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as
             Exhibit 10.21.)

10.2.19 Generating Plant (Arthur Kill) and Gas Turbine Asset Purchase and Sale Agreement, dated January 27, 1999, by and between Con Edison of New York and NRG Energy, Inc. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.22.)

10.2.20 Generating Plant (Astoria) and Gas Turbine Asset Purchase and Sale Agreement, dated March 2, 1999, by and between Con Edison of New York and Astoria Generating Company, L.P. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.23.)

12.2 Statement of computation of ratio of earnings to fixed charges for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.

23.2         Consent of PricewaterhouseCoopers LLP.


24.2 Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1 hereto.)

27.2 Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)

O&R

3.3.1.1 Restated Certificiate of Incorporation of the Company, dated May 7, 1996. (Designated in O&R's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-4315) as Exhibit 3.4.)

3.3.1.2      Certificate   of  Amendment  of  the  Restated   Certificate   of
             Incorporation of Orange and Rockland, dated July 14, 1999. (Designated in O&R's Form 10-Q for the period ended June 30, 1999 (File No. 1-4315) as Exhibit 3.1.)

3.3.2        By-Laws of Orange and Rockland, as Adopted on July 8, 1999.
             (Designated in O&R's Form 10-Q for the period ended June 30, 1999 (File No. 1-4315) as Exhibit 3.2.)

4.3.1 Mortgage Trust Indenture of Rockland Electric Company, dated as of July 1, 1954. (Designated in O&R's Registration Statement No. 2-14159 as Exhibit 2.16.)

4.3.2 Mortgage Trust Indenture of Pike County Light & Power Company, dated as of July 15, 1971. (Designated in O&R's Registration Statement No. 2-45632 as Exhibit 4.31.)

10.3.1 Bowline Point Generating Station Sales Agreement by and between Orange and Rockland Utilities, Inc., Consolidated Edison Company of New York, Inc. and Southern Energy Bowline, L.L.C., dated as of November 24, 1998. (Designated in O&R's Form 8-K dated November 24, 1998 (File No. 1-4315) as Exhibit 10.58.)

10.3.2 Lovett Generating Station Sales Agreement between Orange and Rockland Utilities, Inc. and Southern Energy Lovett, L.L.C., dated as of November 24, 1998. (Designated in O&R's Form 8-K dated November 24, 1998 (File No. 1-4315) as Exhibit 10.59.)

10.3.3 Gas Turbine and Hydroelectric Generating Stations Sales Agreement between Orange and Rockland Utilities, Inc. and Southern Energy NY-Gen, L.L.C., dated as of November 24, 1998. (Designated in O&R's Form 8-K dated November 24, 1998 (File No. 1-4315) as Exhibit 10.60.)

10.3.4 Bowline Adjacent Property Sales Agreement by and between Orange and Rockland Utilities, Inc. and Southern Energy Bowline, L.L.C., dated as of November 24, 1998. (Designated in O&R's Form 8-K dated November 24, 1998 (File No. 1-4315) as Exhibit 10.61.)

10.3.5 Transition Power Sales Agreement by and between Orange and Rockland Utilities, Inc., Southern Energy Bowline, L.L.C., Southern Energy Lovett, L.L.C. and Southern Energy NY - Gen., L.L.C., dated as of November 24, 1998. (Designated in O&R's Form 8-K dated November 24, 1998 (File No. 1-4315) as Exhibit 10.62.)

10.3.6 Eastern Load Pocket Call Option Agreement between Orange and Rockland Utilities, Inc. and Southern Energy Lovett, L.L.C., dated as of November 24, 1998. (Designated in O&R's to Form 8-K dated November 24, 1998 (File No. 1-4315) as Exhibit 10.63.)

10.3.7 Western Load Pocket Call Option Agreement between Orange and Rockland Utilities, Inc. and Southern Energy NY-Gen, L.L.C., dated as of November 24, 1998. (Designated in O&R's Form 8-K dated November 24, 1998 (File No. 1-4315) as Exhibit 10.64.)

10.3.8 Bowline Guaranty, dated as of November 24, 1998, given by Southern Energy, Inc. in favor of Orange and Rockland Utilities, Inc. and Consolidated Edison Company of New York, Inc. (Designated in O&R's Form 8-K dated November 24, 1998 (File No. 1-4315) as Exhibit 10.65.)

10.3.9 Lovett, Gas Turbine and Hydroelectric Generating Facilities Guaranty, dated as of November 24, 1998, given by Southern Energy, Inc. in favor of Orange and Rockland Utilities, Inc. (Designated in O&R's Form 8-K dated November 24, 1998 (File No. 1-4315) as Exhibit 10.66.)

12.3 Statement of computation of ratio of earnings to fixed charges for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.

21.3         Subsidiaries of O&R. (Included as part of Exhibit 21.1 hereto.)

24.3 Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1 hereto.)

27.3 Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)

(B)      REPORTS ON FORM 8-K:

CON EDISON

Con Edison filed a Current Report on Form 8-K, dated October 13, 1999, reporting (under Item 5) that it had agreed to acquire Northeast Utilities. Con Edison also filed reports dated January 11, 2000, in which Con Edison reported (under
Item 5) the amendment of the agreement pursuant to which Con Edison is to acquire Northeast Utilities, and February 28, 2000, in which Con Edison reported (under Item 5) the election of Dr. George Campbell, Jr. to its Board of Directors and Con Edison's financial statements included in Item 8 herein were filed as exhibits. No other Con Edison Current Report on Form 8-K was filed during the quarter ended December 31, 1999 or, through the date of this filing, in 2000.

CON EDISON OF NEW YORK

Con Edison of New York filed a Current Report on Form 8-K, dated December 1, 1999, reporting (under Item 5) the issuance and sale of $200 million aggregate principal amount of its 7.15% Debentures, Series 1999 B. No other Con Edison of New York Current Report on Form 8-K was filed during the quarter ended December 31, 1999 or, through the date of this filing, in 2000.

O&R

No O&R Current Report on Form 8-K was filed during the quarter ended December 31, 1999 or, through the date of this filing, in 2000.

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2000.

CONSOLIDATED EDISON, INC.

CONSOLIDATED EDISON COMPANY             ORANGE AND ROCKLAND UTILITIES, INC.
     OF NEW YORK, INC.

By                                      By
   JOAN S. FREILICH                        HYMAN SCHOENBLUM
   Joan S. Freilich                        Hyman Schoenblum
   Executive Vice President                Vice President, Controller and
     and Chief Financial Officer             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities, indicated on March 28, 2000.

Signature                  Registrant                         Title
Eugene R. McGrath*         Con Edison                         Chairman of the Board, President, Chief
                                                              Executive Officer and Director
                                                              (Principal Executive Officer)
                           Con Edison of New York             Chairman of the Board, Chief Executive Officer
                                                              and Trustee (Principal Executive Officer)
                           O&R                                Chairman of the Board and Director

Joan S. Freilich*          Con Edison                         Executive Vice President, Chief Financial
                                                              Officer and Director (Principal Financial Officer)
                           Con Edison of New York             Executive Vice President, Chief Financial
                                                              Officer and Trustee (Principal Financial Officer)

Hyman Schoenblum*          Con Edison                         Vice President, Controller and Chief Accounting
                                                              Officer  (Principal Accounting Officer)
                           Con Edison of New York             Vice President, Controller and Chief Accounting
                                                              Officer  (Principal Accounting Officer)
                           O&R                                Vice President, Controller and Chief Financial
                                                              Officer  (Principal Financial Officer and
                                                              Principal Accounting Officer)

Kevin Burke*               O&R                                President and Chief Executive Officer and
                                                              Director (Principal Executive Officer)

George Campbell*           Con Edison                         Director
                           Con Edison of New York             Trustee

E. Virgil Conway*          Con Edison                         Director
                           Con Edison of New York             Trustee

Gordon J. Davis*           Con Edison                         Director
                           Con Edison of New York             Trustee

Ruth M. Davis*             Con Edison                         Director
                           Con Edison of New York             Trustee

Ellen V. Futter*           Con Edison                         Director
                           Con Edison of New York             Trustee

Michael J. Del Guidice*    Con Edison                         Director
                           O&R                                Director

Sally Hernandez-Pinero*    Con Edison                         Director
                           Con Edison of New York             Trustee

Peter W. Likins*           Con Edison                         Director
                           Con Edison of New York             Trustee

Robert G. Schwartz*        Con Edison                         Director
                           Con Edison of New York             Trustee

Richard A. Voell*          Con Edison                         Director
                           Con Edison of New York             Trustee

Stephen R. Volk*           Con Edison                         Director
                           Con Edison of New York             Trustee

*By  JOAN S. FREILICH, Attorney-in-Fact
     Joan S. Freilich