Form 10-Q
period 2000-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC
filed 2000-05-15
CIK 1047862, 23632, 74778

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C. 20549
                                  -----------------------

                [x] Quarterly Report Pursuant To Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______

As of the close of business on April 30, 2000, Consolidated Edison, Inc. ("Con Edison") had outstanding 211,966,422 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Consolidated Edison Company of New York, Inc.("Con Edison of New York") and Orange and Rockland Utilities, Inc. ("O&R").

O&R MEETS THE CONDITIONS SPECIFIED IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                         PAGE
PART I. -  FINANCIAL INFORMATION

ITEM 1.     Financial  Statements

            Con Edison   Consolidated Balance Sheet                      4-5
                         Consolidated Income Statements                   6
                         Consolidated Statements of Cash Flows            7
                         Notes to Financial Statements                   8-10

            Con Edison   Consolidated Balance Sheet                      11-12
            of New York  Consolidated Income Statements                   13
                         Consolidated Statement of Cash Flows             14
                         Notes to Financial Statements                   15-16

            O&R          Consolidated Balance Sheet                      17-18
                         Consolidated Income Statements                   19
                         Consolidated Statement of Cash Flows             20
                         Notes to Financial Statements                   21-22


ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations

            Con Edison                                                   23-29
            Con Edison of New York                                       30-35
            O&R                                                           *

O&R MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS         36-38


ITEM 3     Quantitative and Qualitative Disclosures About Market Risk

            Con Edison                                                    39
            Con Edison of New York                                        39
            O&R                                                           *


PART II. -  OTHER INFORMATION


ITEM 1.     Legal Proceedings                                             40

ITEM 4.     Submission of Matters to a Vote of Securities Holders         41

ITEM 6.     Exhibits and Reports on Form 8-K                            41-42

--------------------
* O&R is omitting  this  information  pursuant to General  Instruction H of Form
10-Q.

                                  FILING FORMAT

This Quarterly Report on Form 10-Q is a combined report being filed separately by three different registrants: Consolidated Edison, Inc. ("Con Edison"), Consolidated Edison Company of New York, Inc. ("Con Edison of New York") and Orange and Rockland Utilities, Inc. ("O&R"). Neither Con Edison of New York nor O&R makes any representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

O&R, a wholly-owned subsidiary of Con Edison, meets the conditions specified in General Instruction H of Form 10-Q and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as Con Edison, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, O&R has omitted from this report the information called for by Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and has included in this report its Management's Narrative Analysis of the Results of Operations. In accordance with general instruction H, O&R has also omitted from this report the information, if any, called for by
Part 1, Item 3, Quantitative and Qualitative Disclosure About Market Risk; Part II, Item 2, Changes in Securities and Use of Proceeds; Part II, Item 3, Defaults Upon Senior Securities; and Part II, Item 4, Submission of Matters to a Vote of Security Holders.

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, Con Edison's pending acquisition of Northeast Utilities, technological developments, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, and other presently unknown or unforeseen factors

                            CONSOLIDATED EDISON, INC.
                           CONSOLIDATED BALANCE SHEET
                   AS AT MARCH 31, 2000 AND DECEMBER 31, 1999


                                                                     As at
                                                      ---------------------------------------
                                                       March 31, 2000      December 31, 1999
                                                      ----------------    -------------------
                                                               (Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
       Electric                                         $11,376,954          $11,323,826
       Gas                                                2,203,542            2,197,735
       Steam                                                727,163              722,265
       General                                            1,377,427            1,328,544
       Unregulated generating assets                         49,787               48,583
                                                        -----------          -----------
            Total                                        15,734,873           15,620,953
          Less: Accumulated depreciation                  4,810,147            4,733,613
                                                        -----------          -----------
            Net                                          10,924,726           10,887,340
       Construction work in progress                        416,569              381,804
       Nuclear fuel assemblies and components,
           less accumulated amortization                    101,407               84,701
                                                        -----------          -----------
                      NET UTILITY PLANT                  11,442,702           11,353,845
                                                        -----------          -----------

CURRENT ASSETS
    Cash and temporary cash investments                      73,604              485,050
    Accounts receivable - customer, less
         allowance for uncollectible accounts
         of $ 33,913 and $ 34,821                           706,053              647,545
    Other receivables                                        73,557               98,454
    Fuel, at average cost                                    31,902               24,271
    Gas in storage, at average cost                          34,762               55,387
    Materials and supplies, at average cost                 143,680              142,905
    Prepayments                                             345,716              197,671
    Other current assets                                     65,883               61,395
                                                        -----------          -----------
                      TOTAL CURRENT ASSETS                1,475,157            1,712,678
                                                        -----------          -----------

INVESTMENTS
    Nuclear decommissioning trust funds                     300,397              305,717
    Other                                                   189,776              182,201
                                                        -----------          -----------
                      TOTAL INVESTMENTS                     490,173              487,918
                                                        -----------          -----------

DEFERRED CHARGES
     Goodwill                                               424,691              427,496
     Regulatory assets
          Future federal income tax                         777,327              785,014
          Recoverable fuel costs                            118,465               95,162
          Power contract termination costs                   72,260               71,861
          Accrued unbilled gas revenues                      72,119               67,775
          MTA business tax surcharge                         64,517               60,712
          Other                                             352,314              303,628
                                                        -----------          -----------
                      Total regulatory assets             1,457,002            1,384,152

     Other deferred charges                                 164,406              165,387
                                                        -----------          -----------

                      TOTAL DEFERRED CHARGES              2,046,099            1,977,035
                                                        -----------          -----------
                                        TOTAL           $15,454,131          $15,531,476
                                                        ===========          ===========

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                           CONSOLIDATED BALANCE SHEET
                   AS AT MARCH 31, 2000 AND DECEMBER 31, 1999


                                                                             As at
                                                            ------------------------------------------
                                                              March 31, 2000        December 31, 1999
                                                            -----------------      -------------------
                                                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
    Common stock, authorized 500,000,000
         shares; outstanding 211,959,922 shares
         and 213,810,634 shares                                $  1,482,341           $  1,482,341
    Retained earnings                                             4,993,778              4,921,089
    Treasury stock, at cost; 23,210,700 shares
         and 21,358,500 shares                                   (1,015,946)              (955,311)
    Capital stock expense                                           (36,044)               (36,112)
                                                               ------------           ------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                 5,424,129              5,412,007
                                                               ------------           ------------

    Preferred stock subject to mandatory redemption                  37,050                 37,050
    Other preferred stock                                           212,563                212,563
    Long-term debt                                                4,375,030              4,524,604
                                                               ------------           ------------
                            TOTAL CAPITALIZATION                 10,048,772             10,186,224
                                                               ------------           ------------

NONCURRENT LIABILITIES
   Obligations under capital leases                                  33,805                 34,544
   Accumulated provision for injuries and damages                   128,114                119,010
   Pension and benefits reserve                                     161,423                143,757
   Other noncurrent liabilities                                      42,984                 42,865
                                                               ------------           ------------
                        TOTAL NONCURRENT LIABILITIES                366,326                340,176
                                                               ------------           ------------

CURRENT LIABILITIES
   Long - term debt due within one year                             320,000                395,000
   Notes payable                                                    510,129                495,371
   Accounts payable                                                 610,989                615,983
   Customer deposits                                                201,000                204,421
   Accrued taxes                                                     38,276                 18,389
   Accrued interest                                                  47,849                 60,061
   Accrued wages                                                     79,565                 79,408
   Other current liabilities                                        271,608                232,706
                                                               ------------           ------------
                         TOTAL CURRENT LIABILITIES                2,079,416              2,101,339
                                                               ------------           ------------

DEFERRED CREDITS
   Accumulated deferred federal income tax                        2,327,477              2,267,548
   Regulatory liabilities
        Gain on divestiture                                         307,019                306,867
        Accumulated deferred investment tax credits                 137,796                139,838
        Other                                                       187,325                189,317
                                                               ------------           ------------
                         Total regulatory liabilities               632,140                636,022

   Other deferred credits                                                --                    167
                                                               ------------           ------------

                         TOTAL DEFERRED CREDITS                   2,959,617              2,903,737
                                                               ------------           ------------
                                             TOTAL             $ 15,454,131           $ 15,531,476
                                                               ============           ============

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                          CONSOLIDATED INCOME STATEMENT
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                      2000                  1999
                                                                      -----                 ----
                                                                         (Thousands of Dollars)
OPERATING REVENUES
     Electric                                                     $ 1,512,248           $ 1,193,500
     Gas                                                              469,473               381,342
     Steam                                                            170,258               140,733
     Non-utility                                                      166,612                61,011
                                                                  -----------           -----------
            TOTAL OPERATING REVENUES                                2,318,591             1,776,586
                                                                  -----------           -----------

OPERATING EXPENSES
     Purchased power                                                  729,161               287,826
     Fuel                                                              86,265               117,540
     Gas purchased for resale                                         266,298               180,531
     Other operations                                                 312,098               295,803
     Maintenance                                                      106,832               101,596
     Depreciation and amortization                                    142,722               132,708
     Taxes, other than federal income tax                             291,081               300,380
     Federal income tax                                               101,425               101,735
                                                                  -----------           -----------
            TOTAL OPERATING EXPENSES                                2,035,882             1,518,119
                                                                  -----------           -----------

OPERATING INCOME                                                      282,709               258,467

OTHER INCOME (DEDUCTIONS)
     Investment income                                                  4,323                 1,415
     Allowance for equity funds used during construction                 (577)                  972
     Other income less miscellaneous deductions                          (168)                 (366)
     Federal income tax                                                (1,200)                 (220)
                                                                  -----------           -----------
            TOTAL OTHER INCOME                                          2,378                 1,801
                                                                  -----------           -----------

INCOME BEFORE INTEREST CHARGES                                        285,087               260,268

Interest on long-term debt                                             83,313                75,843
Other interest                                                         11,996                 4,834
Allowance for borrowed funds used during construction                  (1,755)                 (454)
                                                                  -----------           -----------
            NET INTEREST CHARGES                                       93,554                80,223
                                                                  -----------           -----------

PREFERRED STOCK DIVIDEND REQUIREMENTS                                   3,398                 3,398
                                                                  -----------           -----------
NET INCOME FOR COMMON STOCK                                       $   188,135           $   176,647
                                                                  ===========           ===========

COMMON SHARES OUTSTANDING - AVERAGE (000)                             212,641               230,997
BASIC EARNINGS PER SHARE                                          $      0.88           $      0.76
                                                                  ===========           ===========
DILUTED EARNINGS PER SHARE                                        $      0.88           $      0.76
                                                                  ===========           ===========
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                      $     0.545           $     0.535
                                                                  ===========           ===========

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                              2000                  1999
                                                                              ----                  ----
                                                                                (Thousands of Dollars)
OPERATING ACTIVITIES
     Net income for common stock                                            $ 188,135           $ 176,647
     PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
         Depreciation and amortization                                        142,722             132,708
         Federal income tax deferred                                           67,211              42,175
         Common equity component of allowance for funds used
           during construction                                                   (561)               (952)
         Other non-cash charges                                                27,701               8,606
     CHANGES IN ASSETS AND LIABILITIES
         Accounts receivable - customer, less allowance for
           uncollectibles                                                     (58,508)            (52,762)
         Materials and supplies, including fuel and gas in storage             12,219              32,505
         Prepayments, other receivables and other current assets             (127,636)           (114,518)
         Enlightened Energy program costs                                       7,615              11,323
         Deferred recoverable fuel costs                                      (23,303)             29,626
         Cost of removal less salvage                                         (18,800)            (17,143)
         Power contract termination costs                                      (1,050)             (1,050)
         Accounts payable                                                      (4,994)            (19,579)
         Accrued income taxes                                                  28,529              (1,129)
         Other-net                                                            (40,098)             62,698
                                                                            ---------           ---------
                  NET CASH FLOWS FROM OPERATING ACTIVITIES                    199,182             289,155
                                                                            ---------           ---------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
         Construction expenditures                                           (180,226)           (120,896)
         Nuclear fuel expenditures                                            (21,123)             (1,337)
         Contributions to nuclear decommissioning trust                        (5,325)             (5,325)
         Common equity component of allowance for funds used
           during construction                                                    561                 952
         Non-regulated subsidiary investments                                  (9,237)             (1,217)
         Non-regulated subsidiary utility plant                                  (734)                 --
                                                                            ---------           ---------
                   NET CASH FLOWS FROM INVESTING ACTIVITIES
                          INCLUDING CONSTRUCTION                             (216,084)           (127,823)
                                                                            ---------           ---------

FINANCING ACTIVITIES INCLUDING DIVIDENDS
         Repurchase of common stock                                           (68,524)           (204,205)
         Net proceeds from short-term debt                                     14,757             121,906
         Additions to long-term debt                                              (20)                 --
         Retirement of long-term debt                                        (225,000)                 --
         Issuance and refunding costs                                             (49)                (53)
         Common stock dividends                                              (115,708)           (123,772)
                                                                            ---------           ---------
                   NET CASH FLOWS FROM FINANCING ACTIVITIES
                          INCLUDING DIVIDENDS                                (394,544)           (206,124)
                                                                            ---------           ---------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
         CASH INVESTMENTS                                                    (411,446)            (44,792)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                              485,050             102,295
                                                                            ---------           ---------

CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31                             $  73,604           $  57,503
                                                                            =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid during the period for:
             Interest                                                       $  93,563           $  85,512
             Income taxes                                                          --                  --

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - CON EDISON

NOTE A - GENERAL

These footnotes accompany and form an integral part of the interim consolidated financial statements of Consolidated Edison, Inc. (Con Edison) and its subsidiaries, including the regulated utility Consolidated Edison Company of New York, Inc. (Con Edison of New York), the regulated utility Orange and Rockland Utilities, Inc. (O&R), which Con Edison acquired in July 1999, and several non-utility subsidiaries. These financial statements are unaudited but, in the opinion of Con Edison's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited Con Edison financial statements (including the notes thereto) included in the combined Con Edison, Con Edison of New York and O&R Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K").

NOTE B - ENVIRONMENTAL MATTERS


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

At March 31, 2000, Con Edison had accrued a $59.1 million liability as its best estimate of the utility subsidiaries' liability for sites as to which they have received process or notice alleging that hazardous substances generated by them (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison's financial position, results of operations or liquidity.

Under the utility subsidiaries' current rate agreements, certain site investigation and remediation costs incurred with respect to hazardous waste for which it is responsible are to be deferred and subsequently reflected in rates. At March 31, 1999, $18.4 million of such costs had been deferred as a regulatory asset.

Suits have been brought in New York State and federal courts against the utility subsidiaries and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the utility subsidiaries. Many of these suits have been disposed of without any payment by the utility subsidiaries, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but Con Edison believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to Con Edison at this time, it does not believe that these suits will have a material adverse effect on its financial position, results of operations or liquidity.

                                        -9-
NOTE C - NUCLEAR GENERATION

Con Edison of New York owns the Indian Point 2 nuclear generating unit, which has a capacity of approximately 1,000 MW, and the retired Indian Point 1 nuclear generating unit. See Note G to the Con Edison financial statements included in the Form 10-K.

On February 15, 2000, Con Edison of New York shut down Indian Point 2 following a leak in one if its steam generators. The company is continuing its analysis of the leak and the steam generators. Nuclear Regulatory Commission approval will be required to restart the plant.

Refueling and maintenance procedures that had been planned for a previously scheduled late April 2000 outage are being performed as part of the current outage.  In  addition,  Con  Edison  of  New  York  has  undertaken  preliminary engineering and other work for the replacement of the steam generators. The company has owned replacement steam generators since 1988, and estimates that replacing the steam generators could require additional expenditures of approximately $135 million (exclusive of replacement power costs). The company expects that the work to replace the steam generators could take six to eight months. However, the company is unable to predict how long Indian Point 2 would be out of service for steam generator replacement since a significant part of the work could be performed while the unit is in service. The company has not yet determined whether steam generator replacement will be required before the unit returns to service from the current outage or after its return to service and operation.

The costs of buying electric power to replace the power that would have been generated at Indian Point 2 had it remained in service are being billed to customers pursuant to the fuel adjustment mechanism applicable to Con Edison of New York's electric rates. See "Recoverable Fuel Costs" in Note A to the Con Edison financial statements included in the Form 10-K. Since the start of the outage, the replacement power costs have been estimated at approximately $600,000 per day. These costs vary with the market price of energy. A number of parties have threatened legal action, and legislation is pending in the New York State legislature, to prevent Con Edison of New York from recovering replacement power costs. On March 30, 2000, the New York State Public Service Commission (the "PSC") issued an order instituting a proceeding to investigate the Indian Point 2 outage and its causes and the prudence of the company's actions regarding the operation and maintenance of Indian Point 2. The order indicated that the examination should include, among other things, Con Edison of New York's inspection practices, the circumstances surrounding Indian Point 2's October 1997 to September 1998 outage, the basis for postponement of the steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

Con Edison believes that Con Edison of New York's operation, maintenance and inspection practices related to Indian Point 2 have been prudent, but it is unable to predict whether or not the PSC's proceeding or any Indian Point
2-related proceedings, lawsuits, legislation or other actions will have a material adverse effect on Con Edison's financial position, results of operations or liquidity.

NOTE D  - O&R

In July 1999, Con Edison completed its acquisition of O&R for $791.5 million in cash. See Note K to the Con Edison financial statements included in the Form 10-K. The unaudited pro-forma consolidated Con Edison financial information shown below has been prepared based upon the historical consolidated income statements of Con Edison and O&R for the three month period ended March 31, 1999, giving effect to the acquisition as if it had occurred at January 1, 1999. The historical information has been adjusted to reflect amortization for the three month period of the goodwill recorded by Con Edison in connection with the acquisition and the after-tax cost Con Edison would have incurred during the period for financing the acquisition by issuing debt on January 1, 1999 at an assumed 8 percent per annum interest rate. The proforma information is not necessarily indicative of the results that Con Edison would have had if the acquisition had been completed prior to July 1999, or the results that Con Edison will have in the future.

            (Dollars in Thousands,                    Three Months Ended
             except per share amounts)                 March 31, 1999

            Revenues                                    $1,959,641
            Operating income                               266,047
            Net income                                     175,130

            Earnings per share                        $       0.76

            Average shares outstanding (000)               230,997


 NOTE E - FINANCIAL INFORMATION BY BUSINESS SEGMENT

                            CONSOLIDATED EDISON, INC.
                          SEGMENT FINANCIAL INFORMATION
                                     $000's

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                   ELECTRIC                    GAS
                                                   --------                    ---
                                         2000            1999           2000           1999
                                         ----            ----           ----           ----
Operating revenues                  $ 1,512,248     $ 1,193,500      $ 469,473       $381,342
Intersegment revenues                    18,743          19,392          2,331            615
Depreciation and amortization           117,179         112,112         16,884         15,712
Operating income                        153,454         147,149        100,614         88,446


                                                STEAM                          OTHER
                                                -----                          -----
                                         2000            1999           2000           1999
                                         ----            ----           ----           ----
Operating revenues                    $ 170,258       $ 140,733      $ 166,612       $ 61,011
Intersegment revenues                       417             414            369            221
Depreciation and amortization             4,592           4,449          4,067            435
Operating income                         30,425          29,702         (1,784)        (6,830)


                                                TOTAL
                                                -----
                                       2000            1999
                                       ----            ----
Operating revenues                  $ 2,318,591     $ 1,776,586
Intersegment revenues                    21,860          20,642
Depreciation and amortization           142,722         132,708
Operating income                        282,709         258,467

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                  BALANCE SHEET
                   AS AT MARCH 31, 2000 AND DECEMBER 31, 1999


                                                                      As at
                                                    ------------------------------------------
                                                       March 31, 2000      December 31, 1999
                                                    -------------------   --------------------
                                                               (Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
       Electric                                         $10,750,069          $10,670,257
       Gas                                                1,947,876            1,934,090
       Steam                                                727,163              722,265
       General                                            1,228,109            1,220,948
                                                        -----------          -----------
            Total                                        14,653,217           14,547,560
          Less: Accumulated depreciation                  4,454,541            4,384,783
                                                        -----------          -----------
            Net                                          10,198,676           10,162,777
       Construction work in progress                        392,225              359,431
       Nuclear fuel assemblies and components,
           less accumulated amortization                    101,407               84,701
                                                        -----------          -----------
                      NET UTILITY PLANT                  10,692,308           10,606,909
                                                        -----------          -----------

CURRENT ASSETS
    Cash and temporary cash investments                      14,880              349,033
    Accounts receivable - customer, less
         allowance for uncollectible accounts
         of $ 23,303 and $ 22,600                           589,782              541,978
    Other receivables                                        69,027               71,746
    Fuel, at average cost                                    31,257               23,641
    Gas in storage, at average cost                          20,205               40,280
    Materials and supplies, at average cost                 139,354              138,300
    Prepayments                                             333,494              178,693
    Other current assets                                     38,312               32,513
                                                        -----------          -----------
                      TOTAL CURRENT ASSETS                1,236,311            1,376,184
                                                        -----------          -----------

INVESTMENTS
    Nuclear decommissioning trust funds                     300,397              305,717
    Other                                                    16,478               18,491
                                                        -----------          -----------
                      TOTAL INVESTMENTS                     316,875              324,208
                                                        -----------          -----------

DEFERRED CHARGES
    Regulatory assets
         Future federal income tax                          744,138              751,899
         Recoverable fuel costs                             106,597               78,650
         Power contract termination costs                    72,260               71,861
         Accrued unbilled gas revenue                        43,594               43,594
         MTA business tax surcharge                          59,335               60,712
         Other                                              264,445              218,535
                                                        -----------          -----------
                      Total regulatory assets             1,290,369            1,225,251

    Other deferred charges                                  149,040              149,600
                                                        -----------          -----------

                      TOTAL DEFERRED CHARGES              1,439,409            1,374,851
                                                        -----------          -----------
                                        TOTAL           $13,684,903          $13,682,152
                                                        ===========          ===========

The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                  BALANCE SHEET
                   AS AT MARCH 31, 2000 AND DECEMBER 31, 1999


                                                                                 As at
                                                                 ------------------------------------------
                                                                   March 31, 2000       December 31, 1999
                                                                 -----------------     --------------------
                                                                             (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
    Common stock                                                   $  1,482,341           $  1,482,341
    Repurchased CEI common stock                                       (962,092)              (940,477)
    Retained earnings                                                 3,950,567              3,887,993
    Capital stock expense                                               (36,019)               (36,086)
                                                                   ------------           ------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                     4,434,797              4,393,771
                                                                   ------------           ------------
    Preferred stock
      Subject to mandatory redemption
               6-1/8% Series J                                           37,050                 37,050
                                                                   ------------           ------------
           TOTAL SUBJECT TO MANDATORY REDEMPTION                         37,050                 37,050
                                                                   ------------           ------------
      Other preferred stock
             $5 Cumulative Preferred                                    175,000                175,000
               4.65% Series C                                            15,330                 15,330
               4.65% Series D                                            22,233                 22,233
                                                                   ------------           ------------
                            TOTAL OTHER PREFERRED STOCK                 212,563                212,563
                                                                   ------------           ------------
                                 TOTAL PREFERRED STOCK                  249,613                249,613
                                                                   ------------           ------------
    Long - term debt                                                  4,093,512              4,243,080
                                                                   ------------           ------------
                                     TOTAL CAPITALIZATION             8,777,922              8,886,464
                                                                   ------------           ------------

NONCURRENT LIABILITIES
   Obligations under capital leases                                      33,672                 34,406
   Accumulated provision for injuries and damages                       118,799                110,131
   Pension and benefits reserve                                          95,336                 76,807
   Other noncurrent liabilities                                          17,210                 17,210
                                                                   ------------           ------------
                        TOTAL NONCURRENT LIABILITIES                    265,017                238,554
                                                                   ------------           ------------

CURRENT LIABILITIES
   Long - term debt due within one year                                 300,000                275,000
   Accounts payable                                                     506,215                505,357
   Notes payable                                                        480,629                495,371
   Customer deposits                                                    194,106                208,865
   Accrued taxes                                                         40,081                 23,272
   Accrued interest                                                      42,166                 51,581
   Accrued wages                                                         79,565                 79,408
   Other current liabilities                                            217,874                202,657
                                                                   ------------           ------------
                         TOTAL CURRENT LIABILITIES                    1,860,636              1,841,511
                                                                   ------------           ------------

DEFERRED CREDITS
   Accumulated deferred federal income tax                            2,186,731              2,121,054
   Regulatory liabilities
        Gain on divestiture                                             307,019                306,867
        Accumulated deferred investment tax credits                     130,558                132,487
        Other                                                           157,020                155,215
                                                                   ------------           ------------
                         Total regulatory liabilities                   594,597                594,569

                         TOTAL DEFERRED CREDITS                       2,781,328              2,715,623
                                                                   ------------           ------------
                                             TOTAL                 $ 13,684,903           $ 13,682,152
                                                                   ============           ============

The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                INCOME STATEMENT
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                        2000                     1999
                                                                        -----                    ----
                                                                           (Thousands of Dollars)
OPERATING REVENUES
     Electric                                                        $  1,423,160           $  1,210,194
     Gas                                                                  393,643                381,342
     Steam                                                                170,258                140,733
                                                                     ------------           ------------
            TOTAL OPERATING REVENUES                                    1,987,061              1,732,269
                                                                     ------------           ------------

OPERATING EXPENSES
     Purchased power                                                      618,243                282,442
     Fuel                                                                  85,198                117,540
     Gas purchased for resale                                             159,552                148,061
     Other operations                                                     257,099                281,418
     Maintenance                                                          100,684                101,596
     Depreciation and amortization                                        131,540                132,273
     Taxes, other than federal income tax                                 270,303                298,876
     Federal income tax                                                    95,957                104,766
                                                                     ------------           ------------
            TOTAL OPERATING EXPENSES                                    1,718,576              1,466,972
                                                                     ------------           ------------

OPERATING INCOME                                                          268,485                265,297

OTHER INCOME (DEDUCTIONS)
     Investment income                                                        639                     61
     Allowance for equity funds used during construction                     (626)                   972
     Other income less miscellaneous deductions                               111                   (634)
     Federal income tax                                                      (390)                   (58)
                                                                     ------------           ------------
            TOTAL OTHER INCOME                                               (266)                   341
                                                                     ------------           ------------

INCOME BEFORE INTEREST CHARGES                                            268,219                265,638

Interest on long-term debt                                                 76,750                 75,843
Other interest                                                             11,470                  4,834
Allowance for borrowed funds used during construction                      (1,681)                  (454)
                                                                     ------------           ------------
            NET INTEREST CHARGES                                           86,539                 80,223
                                                                     ------------           ------------

NET INCOME                                                                181,680                185,415
PREFERRED STOCK DIVIDEND REQUIREMENTS                                       3,398                  3,398
                                                                     ------------           ------------
NET INCOME FOR COMMON STOCK                                          $    178,282           $    182,017
                                                                     ============           ============

CON EDISON OF NEW YORK SALES
     Electric (thousands of kilowatthours)
        Con Edison of New York customers                                7,616,450              8,406,243
        Delivery service for Retail Choice                              2,254,849              1,049,068
        Delivery service to NYPA and others                             2,474,889              2,473,339
                                                                     ------------           ------------
            Total sales in service territory                           12,346,188             11,928,650
        Off-system and ESCO sales                                       1,566,554              1,358,161
     Gas (dekatherms)
        Firm sales and transportation                                  41,698,003             40,595,350
        Off-peak firm/interruptible                                     4,855,049              5,163,556
                                                                     ------------           ------------
            Total sales to Con Edison of New York customers            46,553,052             45,758,906
        Transportation of customer-owned gas
            NYPA                                                        3,224,517                 15,953
            Other                                                      20,321,571              6,801,098
        Off-system sales                                                8,898,564              8,457,822
                                                                     ------------           ------------
            Total sales and transportation                             78,997,704             61,033,779
     Steam (thousands of pounds)                                       10,225,610             10,216,257

The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                          2000           1999
                                                                          ----           ----
                                                                        (Thousands of Dollars)
OPERATING ACTIVITIES
     Net income                                                        $ 181,680      $ 185,415
     PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
         Depreciation and amortization                                   131,540        132,273
         Federal income tax deferred                                      70,582         39,671
         Common equity component of allowance for funds used
           during construction                                              (609)          (952)
         Other non-cash charges                                            3,520          8,606
     CHANGES IN ASSETS AND LIABILITIES
         Accounts receivable - customer, less allowance for
           uncollectibles                                                (47,804)       (46,002)
         Materials and supplies, including fuel and gas in storage        11,405         32,053
         Prepayments, other receivables and other current assets        (157,881)      (116,721)
         Enlightened Energy program costs                                  7,615         11,323
         Deferred recoverable fuel costs                                 (27,947)        29,626
         Cost of removal less salvage                                    (18,800)       (17,143)
         Power contract termination costs                                 (1,050)        (1,050)
         Accounts payable                                                    858        (12,686)
         Accrued income taxes                                             25,783          4,445
         Other-net                                                       (29,475)        74,893
                                                                       ---------      ---------
                  NET CASH FLOWS FROM OPERATING ACTIVITIES               149,417        323,751
                                                                       ---------      ---------

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
         Construction expenditures                                      (169,386)      (120,896)
         Nuclear fuel expenditures                                       (21,123)        (1,337)
         Contributions to nuclear decommissioning trust                   (5,325)        (5,325)
         Common equity component of allowance for funds used
           during constructn                                                 609            952
                                                                       ---------      ---------
                   NET CASH FLOWS FROM INVESTING ACTIVITIES
                      INCLUDING CONSTRUCTION                            (195,225)      (126,606)
                                                                       ---------      ---------

FINANCING ACTIVITIES INCLUDING DIVIDENDS
         Repurchase of common stock                                      (29,447)      (204,205)
         Net proceeds from short-term debt                               (14,743)       121,906
         Retirement of long-term debt                                   (125,000)            --
         Issuance and refunding costs                                        (49)           (53)
         Common stock dividends                                         (115,708)      (123,772)
         Preferred stock dividends                                        (3,398)        (3,398)
                                                                       ---------      ---------
                   NET CASH FLOWS FROM FINANCING ACTIVITIES
                                 INCLUDING DIVIDENDS                    (288,345)      (209,522)
                                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
         CASH INVESTMENTS                                               (334,153)       (12,377)

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                         349,033         30,026
                                                                       ---------      ---------

CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31                        $  14,880      $  17,649
                                                                       =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid during the period for:
            Interest                                                   $  83,651      $  85,512
            Income taxes                                                      --             --

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - CON EDISON OF NEW YORK

NOTE A - GENERAL

These footnotes accompany and form an integral part of the interim consolidated financial statements of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and its subsidiaries. Consolidated Edison, Inc. (Con Edison) owns all of the outstanding common stock of Con Edison of New York. These financial statements are unaudited but, in the opinion of Con Edison of New York's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited Con Edison of New York financial statements (including the notes thereto) included in the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K").

NOTE B - ENVIRONMENTAL MATTERS

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

At March 31, 2000, Con Edison of New York had accrued a $51.8 million liability as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible are to be deferred and subsequently reflected in rates. At March 31, 2000, $10 million of such costs had been deferred as a regulatory asset.

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

NOTE C - NUCLEAR GENERATION

Con Edison of New York owns the Indian Point 2 nuclear generating unit, which has a capacity of approximately 1,000 MW, and the retired Indian Point 1 nuclear generating unit. See Note G to the Con Edison of New York financial statements included in the Form 10-K.

On February 15, 2000, Con Edison of New York shut down Indian Point 2 following a leak in one if its steam generators. The company is continuing its analysis of the leak and the steam generators. Nuclear Regulatory Commission approval will be required to restart the plant.

Refueling and maintenance procedures that had been planned for a previously scheduled late April 2000 outage are being performed as part of the current outage.  In  addition,  Con  Edison  of  New  York  has  undertaken  preliminary engineering and other work for the replacement of the steam generators. The company has owned replacement steam generators since 1988, and estimates that replacing the steam generators could require additional expenditures of approximately $135 million (exclusive of replacement power costs). The company expects that the work to replace the steam generators could take six to eight months. However, the company is unable to predict how long Indian Point 2 would be out of service for steam generator replacement since a significant part of the work could be performed while the unit is in service. The company has not yet determined whether steam generator replacement will be required before the unit returns to service from the current outage or after its return to service and operation.

The costs of buying electric power to replace the power that would have been generated at Indian Point 2 had it remained in service are being billed to customers pursuant to the fuel adjustment mechanism applicable to Con Edison of New York's electric rates. See "Recoverable Fuel Costs" in Note A to the Con Edison of New York financial statements included in the Form 10-K. Since the start of the outage, the replacement power costs have been estimated at approximately $600,000 per day. These costs vary with the market price of energy. A number of parties have threatened legal action, and legislation is pending in the New York State legislature, to prevent Con Edison of New York from recovering replacement power costs. On March 30, 2000, the New York State Public Service Commission (the "PSC") issued an order instituting a proceeding to investigate the Indian Point 2 outage and its causes and the prudence of the company's actions regarding the operation and maintenance of Indian Point 2. The order indicated that the examination should include, among other things, Con Edison of New York's inspection practices, the circumstances surrounding Indian Point 2's October 1997 to September 1998 outage, the basis for postponement of the steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

Con Edison of New York believes that its operation, maintenance and inspection practices related to Indian Point 2 have been prudent, but it is unable to predict whether or not the PSC's proceeding or any Indian Point 2-related proceedings, lawsuits, legislation or other actions will have a material adverse effect on its financial position, results of operations or liquidity.

NOTE D - FINANCIAL INFORMATION BY BUSINESS SEGMENT


                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                          SEGMENT FINANCIAL INFORMATION
                                     $000's

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                  ELECTRIC                     GAS
                                                  --------                     ---
                                        2000            1999            2000            1999
                                        ----            ----            ----            ----
Operating revenues                  $1,423,160      $1,210,194       $ 393,643       $ 381,342
Intersegment revenues                    3,185           2,697             703             615
Depreciation and amortization          112,217         112,112          14,731          15,712
Operating income                       146,737         147,149          91,323          88,446


                                               STEAM                           TOTAL
                                               -----                           -----
                                        2000            1999            2000            1999
                                        ----            ----            ----            ----
Operating revenues                   $ 170,258       $ 140,733     $ 1,987,061     $ 1,732,269
Intersegment revenues                      417             414           4,305           3,726
Depreciation and amortization            4,592           4,449         131,540         132,273
Operating income                        30,425          29,702         268,485         265,297

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   As at March 31, 2000 and December 31, 1999


                                                                                                   As At
                                                                                 ------------------------------------------
                                                                                    March 31, 2000       December 31, 1999
                                                                                 -------------------     ------------------
                                                                                           (Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
        Electric                                                                       $  626,885          $  653,503
        Gas                                                                               255,666             263,645
        Common                                                                            149,318             107,661
                                                                                       ----------          ----------
             Total                                                                      1,031,869           1,024,809
        Less: accumulated depreciation                                                    354,368             348,060
                                                                                       ----------          ----------
             Net                                                                          677,501             676,749
        Construction work in progress                                                      24,344              22,373
                                                                                       ----------          ----------
                                 NET UTILITY PLANT                                        701,845             699,122
                                                                                       ----------          ----------

CURRENT ASSETS:
        Cash and cash equivalents                                                          25,283              78,927
        Customer accounts receivable, less allowance for
             uncollectable accounts of $4,511 and $5,395                                   59,477              58,586
        Other accounts receivable, less allowance for
             uncollectable accounts of $1,308 and $1,401                                   11,781              13,333
        Accrued utility revenue                                                            28,525              24,181
        Fuel, at average cost                                                                 644                 630
        Gas in storage, at average cost                                                     4,306              14,226
        Materials and supplies, at average cost                                             4,326               4,333
        Prepayments                                                                        11,209              20,761
        Other current assets                                                               22,211              22,316
                                                                                       ----------          ----------
                                TOTAL CURRENT ASSETS                                      167,762             237,293
                                                                                       ----------          ----------

INVESTMENTS
        Non-Utility Property-net of accumulated depreciation and amortization               3,411               3,415
        Other                                                                                   6                   6
                                                                                       ----------          ----------
                                 TOTAL INVESTMENTS                                          3,417               3,421
                                                                                       ----------          ----------

DEFERRED CHARGES
     Regulatory Assets
        Future federal income tax                                                          33,189              33,115
        Recoverable fuel costs                                                             13,622              18,400
        Deferred revenue taxes                                                              9,855              10,130
        Deferred pension and other postretirement benefits                                 42,955              45,328
        Other regulatory assets                                                            36,461              34,730
                                                                                       ----------          ----------
     Total Regulatory assets                                                              136,082             141,703
     Other deferred charges                                                                15,054               7,237
                                                                                       ----------          ----------
TOTAL DEFERRED CHARGES                                                                    151,136             148,940
                                                                                       ----------          ----------
                                       TOTAL                                           $1,024,160          $1,088,776
                                                                                       ==========          ==========

The accompanying notes are an integral part of these financial statements.

              ORANGE AND ROCKLAND UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   As at March 31, 2000 and December 31, 1999


                                                                             As At
                                                             ----------------------------------------
                                                               March 31, 2000      December 31, 1999
                                                             -----------------    -------------------
                                                                       (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
    Common stock                                               $         5           $         5
    Additional paid in capital                                     354,798               354,798
    Capital stock expense                                              (26)                  (25)
    Retained earnings                                              (12,054)              (22,764)
                                                               -----------           -----------
TOTAL COMMON SHAREHOLDERS' EQUITY                                  342,723               332,014
    Long term debt                                                 281,519               281,524
                                                               -----------           -----------
                     TOTAL CAPITALIZATION                          624,242               613,538
                                                               -----------           -----------

NON-CURRENT LIABILITIES:
    Pension and Benefit Reserve                                     66,087                66,950
    Other noncurrent liabilities                                    35,092                34,538
                                                               -----------           -----------
                 TOTAL NON-CURRENT LIABILITIES                     101,179               101,488
                                                               -----------           -----------

CURRENT LIABILITIES:
    Long-term debt due within one year                              20,000               120,000
    Notes payable                                                   29,500                    --
    Accounts payable                                                46,091                54,731
    Accrued Federal income and other taxes                           2,302                    --
    Customer deposits                                                6,894                 7,217
    Accrued interest                                                 5,724                 8,521
    Other current liabilities                                       42,288                22,319
                                                               -----------           -----------
                   TOTAL CURRENT LIABILTIES                        152,799               212,788
                                                               -----------           -----------

    DEFERRED CREDITS
    Deferred Federal income taxes                                  108,397               119,509
    Deferred investment tax credits                                  7,238                 7,351
    Regulatory liabilities and other deferred credits               30,305                34,102
                                                               -----------           -----------
                    TOTAL DEFERRED CREDITS                         145,940               160,962
                                                               -----------           -----------

                             TOTAL                             $ 1,024,160           $ 1,088,776
                                                               ===========           ===========

The accompanying notes are an integral part of these financial statements.

                       ORANGE AND ROCKLAND UTILITIES, INC.
                          CONSOLIDATED INCOME STATEMENT
               For the three months ended March 31, 2000 and 1999


                                                                        2000                 1999
                                                                        ----                 ----
                                                                         (Thousands of Dollars)
OPERATING REVENUES
     Electric                                                     $    104,643           $    108,914
     Gas                                                                77,458                 74,068
     Non-utility                                                            95                     73
                                                                  ------------           ------------
             TOTAL OPERATING REVENUES                                  182,196                183,055
                                                                  ------------           ------------

OPERATING EXPENSES
     Purchased power                                                    54,557                 12,680
     Fuel                                                                   39                 19,629
     Gas purchased for resale                                           48,146                 41,963
     Purchases from Con Ed                                                 180                    100
     Other operations                                                   28,911                 37,623
     Maintenance                                                         6,149                  8,957
     Depreciation and amortization                                       7,116                  9,488
     Taxes, other than federal income tax                               16,461                 24,797
     Federal income tax                                                  4,850                  7,205
                                                                  ------------           ------------
             TOTAL OPERATING EXPENSES                                  166,409                162,442
                                                                  ------------           ------------

OPERATING INCOME                                                        15,787                 20,613

OTHER INCOME (DEDUCTIONS)
     Investment income                                                   3,105                    201
     Allowance for equity funds used during construction                    50                      9
     Other income and deductions                                          (348)                  (323)
     Federal income tax                                                   (892)                   142
                                                                  ------------           ------------
                TOTAL OTHER INCOME                                       1,915                     29
                                                                  ------------           ------------

Income before interest charges                                          17,702                 20,642
INTEREST CHARGES
   Interest on long-term debt                                            6,563                  6,067
   Other interest                                                          504                  2,408
   Allowance for borrowed funds used during construction                   (75)                   (48)
                                                                  ------------           ------------
              TOTAL INTEREST CHARGES                                     6,992                  8,427
                                                                  ------------           ------------

NET INCOME                                                              10,710                 12,215
PREFERRED AND PREFERENCE STOCK REQUIREMENTS                                 --                    699
                                                                  ------------           ------------
NET INCOME FOR COMMON STOCK                                       $     10,710           $     11,516
                                                                  ============           ============

ORANGE AND ROCKLAND SALES & DELIVERIES
   Electric - Thousands of killowatthours (Mwhr's)
      O&R Customers                                                  1,191,481              1,158,307
      Off-system sales                                                   2,400                 36,830
                                                                  ------------           ------------
         Total Electric Sales & Deliveries                           1,193,881              1,195,137
                                                                  ------------           ------------

   Gas - Dekatherms (Dth)                                           12,313,973             11,654,646
                                                                  ------------           ------------

The accompanying notes are an integral part of these financial statements.

                       ORANGE AND ROCKLAND UTILITIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999


                                                                                    2000                1999
                                                                                    ----                ----
                                                                                     (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income                                                               $          10,710   $          12,215
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization                                                        7,116               9,376
Amortization of investment tax credit                                                 (113)               (189)
Federal income tax deferred                                                        (11,186)             (5,500)
Common equity component of allowance for funds used during construction                (50)                (57)
Other non-cash changes (debits)                                                     (1,914)                792
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable -- net, and accrued utility revenue                             (5,235)            (11,967)
Materials and supplies, including fuel and gas in storage                            9,913              10,068
Prepayments, other receivables and other current assets                             11,209             (41,873)
Deferred recoverable fuel costs                                                     20,822              15,216
Accounts payable                                                                    (8,640)            (12,493)
Refunds to customers                                                                   118                 (58)
Other -- net                                                                        (5,084)             18,304
---------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                            27,666              (6,166)
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures                                                          (10,840)             (9,236)
Common equity component of allowance for funds used during construction                 50                  57
---------------------------------------------------------------------------------------------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION                 (10,790)             (9,179)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Issuance of long-term debt                                                          29,500              45,000
Retirement of long-term debt                                                      (100,020)             (1,664)
Short-term debt arrangements                                                             -             (17,900)
Common stock dividends                                                                   -              (8,720)
Preferred stock dividends                                                                -                (699)
---------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES INCLUDING DIVIDENDS                       (70,520)             16,017
---------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                     (53,644)                672
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                                    78,927               5,643
------------------------------------------------------------------------   ------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31                         $           25,283               6,315
------------------------------------------------------------------------   ------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                           $            9,911               9,269
     Income Taxes                                                       $            4,487                   -

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - O&R

NOTE A - GENERAL

These footnotes accompany and form an integral part of the interim consolidated financial statements of Orange and Rockland Utilities, Inc. ("O&R"), a wholly-owned subsidiary of Consolidated Edison, Inc. (Con Edison). These financial statements are unaudited but, in the opinion of O&R's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited O&R financial statements (including the notes thereto) included in the combined Con Edison, Consolidated Edison Company of New York, Inc. and O&R Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - ENVIRONMENTAL AND OTHER LITIGATION

ENVIRONMENTAL MATTERS

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of O&R and may be present in its facilities and equipment. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances my be imposed without regard to fault, or may imposed for past acts, even though such past acts may have been lawful at the time the they occurred.

At March 31, 2000, O&R had accrued a $7.3 million liability as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the Company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, including the costs of investigating and remediating sites where the company or its predecessors manufactured gas which O&R currently estimates could be as much as $30 million. The total amount of such additional liability is not presently determinable but may be material to O&R's financial position, results of operations or liquidity.

Under O&R's current gas rate agreement, O&R may defer the costs of investigating and remediating the manufactured gas as a regulatory asset. At March 31, 2000, $8.4 million of such costs had been deferred as a regulatory asset.

Suits have been brought in New York State and federal courts against O&R and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the company. Many of these suits have been disposed of without any payment by O&R, or for immaterial amounts. The amounts specified in all the remaining suits total hundreds of millions of dollars but the company believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to the company at this time, it does not believe that these suits will have a material adverse effect on its financial position, results of operations or liquidity.

OTHER LITIGATION

 In 1996, O&R was sued for its alleged breach of an agreement to purchase electric capacity and associated energy from a 4 MW cogeneration facility and for an alleged breach of an implied covenant of good faith. In 1999, plaintiff filed a motion for summary judgment and O&R filed a motion in opposition to plaintiff's motion. O&R cannot predict the ultimate outcome of this proceeding.

In March 1998, O&R shareholders filed a purported derivative action on behalf of O&R alleging various claims against its directors, several officers, certain other defendants and nominally against O&R. In 1999, the trial court dismissed the action. In April 2000, an appellate court affirmed the dismissal. In June 1999, these plaintiffs and two other O&R shareholders filed a purported class action alleging various claims against the directors, certain officers and certain former officers and directors. O&R has filed a motion to dismiss the purported class action and for imposition of sanctions against the plaintiffs and their counsel.

NOTE C - FINANCIAL INFORMATION BY BUSINESS SEGMENT

                        ORANGE AND ROCKLAND UTILITIES, INC.
                          SEGMENT FINANCIAL INFORMATION
                                     $000's

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                   ELECTRIC                    GAS
                                                   --------                    ---
                                         2000            1999           2000           1999
                                         ----            ----           ----           ----
Sales Revenues                      104,643          108,914          77,458           74,068
Intersegment Revenues                     4                4               -               32

Depreciation and amortization         4,962            7,844           2,153            1,617
Operating Income                      6,718           10,437           9,291           10,869


                                                OTHER                          TOTAL
                                                -----                          -----
                                         2000            1999           2000           1999
                                         ----            ----           ----           ----
Sales Revenues                           95               73         182,196          183,055
Intersegment Revenues                     -                -               4               36

Depreciation and amortization             1               27           7,116            9,488
Operating Income                       (222)            (693)         15,787           20,613


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CON EDISON

         Consolidated Edison, Inc. (Con Edison) is a holding company which operates only through its subsidiaries and has no material assets other than the stock of its subsidiaries. Con Edison's principal subsidiaries are regulated utilities: Consolidated Edison Company of New York, Inc. (Con Edison of New
York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison also has several unregulated subsidiaries. In October 1999 Con Edison agreed to acquire Northeast Utilities.

         The following discussion and analysis, which relates to the interim consolidated financial statements of Con Edison and its subsidiaries (including Con Edison of New York and, from its date of acquisition in July 1999, O&R) included in Part I, Item 1 of this report, should be read in conjunction with Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations (Con Edison's 10-K MD&A) in Item 7 of the combined Con Edison, Con Edison of New York and O&R Form 10-K for the year ended December 31, 1999 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K). Reference is also made to the notes to the Con Edison financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and temporary cash investments and outstanding commercial paper at March 31, 2000 and December 31, 1999 were (amounts shown in millions):


                                                          March 31, 2000             December 31, 1999
                                                     -------------------------- ----------------------------
Cash and temporary cash investments                           $ 73.6                      $485.1
Commercial paper                                              $510.1                      $495.4


         As discussed below, the decrease in cash and temporary cash investments during the first quarter 2000 reflects reduced cash flows from operating activities, the prepayment of property taxes, the payment at maturity of debt securities and repurchases of common stock.

         Net cash flows from operating activities during the first quarter 2000 were $199.2 million, compared to $289.2 million in the first quarter 1999, reflecting the reduced net income and related cash flows resulting from Con Edison of New York's divestiture of most of its electric generating capacity offset, in part, by the increased net cash flows resulting from Con Edison's acquisition of O&R.

         In January 2000 Con Edison of New York repaid at maturity $125 million of 7.6 percent Series 1992 C taxable debentures. In March 2000 O&R redeemed $80 million of 9.375 percent Series 1990 A taxable debentures and $20 million of
6.14 percent Series 1993 C taxable debentures.

         During the first quarter 2000, approximately 1.9 million shares of Con Edison common stock at an aggregate cost of $60.6 million were purchased under Con Edison's stock repurchase program. See "Liquidity and Capital Resources-- Stock Repurchases" in Con Edison's 10-K MD&A.

         Con Edison's accounts receivable - customer, less allowance for uncollectible accounts increased $58.5 million at March 31, 2000, compared with year-end 1999, primarily because increased purchased power costs resulted in higher billings to customers in March 2000 than in

December 1999. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 27.5 days at March 31, 2000, compared with 28.8 days at December 31, 1999. For O&R, the ENDRO was 38.0 days at March 31, 2000 and 40.4 days at December 31, 1999.

         In January 2000 Con Edison of New York made a $235.7 million semi-annual prepayment to New York City for property taxes. Prepayments at March 31, 2000 include the unamortized portion ($117.3 million) of this payment. Prepayments at March 31, 2000 also include cumulative credits to pension expense for Con Edison of New York of $167.0 million, compared with $116.0 million at December 31, 1999. See Note D to the Con Edison financial statements included in
Item 8 of the Form 10-K.

         Recoverable fuel costs increased $23.3 million at March 31, 2000, compared with year-end 1999, reflecting the ongoing recovery of previously deferred amounts and the changes in volumes and unit costs of purchased power, fuel and gas purchased for resale discussed below in "Results of Operations." See "Recoverable Fuel Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

         Other regulatory assets increased $48.7 million at March 31, 2000, compared with year-end 1999, reflecting the deferral of $37.1 million of electric capacity costs under contracts with the buyers of the generating assets sold by Con Edison of New York. These capacity costs are in excess of costs already reflected in electric rates and were deferred pending future recovery. See Note I to the Con Edison financial statements included in Item 8 of the Form 10-K.


         The pension and benefits reserve, which is comprised primarily of unfunded other post-employment benefit (OPEB) obligations, was $161.4 million at March 31, 2000, compared to $143.8 million at December 31, 1999. Con Edison's policy is to fund its estimated OPEB costs to the extent deductible under current tax limitations. See Note E to the Con Edison financial statements included in Item 8 of the Form 10-K.

         The accumulated provision for injuries and damages was $128.1 million at March 31, 2000, compared to $119.0 million at December 31, 1999. The increase resulted primarily from increased workers' compensation claims.

         Other current liabilities increased $38.9 million at March 31, 2000, compared with year-end 1999, reflecting primarily an increase of $15.0 million in a reserve for future environmental remediation expenses.

         The increase in accrued taxes reflects primarily Federal income taxes accrued for the first quarter 2000 paid in April 2000.

         Con Edison's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:

                                                           March 31, 2000            December 31, 1999
                                                      -------------------------- ---------------------------
Earnings to fixed charges (SEC basis)                            3.96                        4.04
Common equity ratio                                              54.0                        53.1

          In April 2000 the New York State Public Service Commission (PSC) approved Con Edison of New York's petition for authority to issue up to $1.5 billion of long-term debt prior to 2003. See "Liquidity and Capital Resources -- Capital Resources" in Con Edison's 10-K MD&A. In May 2000 Con Edison of New York issued $325 million aggregate principal amount of 8-1/8 percent Debentures, Series 2000 A, the net proceeds of which are being used to repay a like amount of outstanding short-term debt.

NORTHEAST UTILITIES

         In April 2000 Con Edison and Northeast Utilities shareholders approved Con Edison's pending acquisition of Northeast Utilities. See Part II, Item 4 of this report and "Liquidity and Capital Resources -- Northeast Utilities Merger" in Con Edison's 10-K MD&A.

REGULATORY MATTERS

         In April 2000 Con Edison of New York, pursuant to its 1997 restructuring agreement, reduced its electric rates by approximately $103 million and expanded its electric Retail Choice program to a maximum of 3,000 MW of peak load. See "Regulatory Matters--Electric" in Con Edison's 10-K MD&A.

         In May 2000 the installed capacity market of the New York Independent System Operator commenced operations, and Con Edison of New York ended its purchases of capacity under agreements with the buyers of the generating assets it sold in 1999. See Note I to the Con Edison financial statements in Item 8 of the Form 10-K.


NUCLEAR GENERATION

     Con Edison of New York's Indian Point 2 nuclear generating unit was shut down on February 15, 2000 following a leak in one of its team generators.
See "Nuclear Generation" in Con Edison's 10-K MD&A, the combined Con Edison and Con Edison of New York Current Report on Form 8-K, dated March 29, 2000 and Note C to the Con Edison financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).


FINANCIAL MARKET RISKS

         Reference is made to "Financial Market Risks" in Con Edison's 10-K MD&A. At March 31, 2000 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the company.

ENVIRONMENTAL MATTERS

         For information concerning potential liabilities of the company arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see the notes to Con Edison's financial statements included in Part I, Item 1 and also see Part II, Item 1 of this report (which information is incorporated herein by reference).

RESULTS OF OPERATIONS

         Con Edison's net income for common stock for the first quarter 2000 was $188.1 million or $.88 a share (based upon an average of 212.6 million common shares outstanding), compared with $176.6 million or $.76 a share (based upon an average of 231.0 million common shares outstanding) for the first quarter 1999.

         Earnings for the first quarter 2000 and the first quarter 1999 were as follows:

                                Three months ended March 31,
                                ----------------------------
 (Millions of dollars)            2000                1999
                                --------            --------
Con Edison of New York          $ 178.3             $ 182.0
O&R*                               10.7                  --
Unregulated subsidiaries            2.3                (5.7)
Other**                            (3.2)                0.3
                                --------            --------
          CON EDISON            $ 188.1             $ 176.6


         * O&R's earnings are for the period subsequent to its acquisition by Con Edison in July 1999.

         ** Includes holding company expenses (including amortization of $2.7 million of goodwill from the acquisition of O&R) and intercompany eliminations.

         Con Edison's earnings for the first quarter 2000, compared to the first quarter 1999, increased $11.5 million, reflecting $10.7 million of O&R earnings, $22.0 million of increased pension credits (see Note D to the Con Edison financial statements included in Item 8 of the Form 10-K), higher electric sales at Con Edison of New York, an estimated $21.0 million of lost equity return on the generating assets that Con Edison of New York divested in 1999 and $15.7 million of rate reductions under the 1997 electric restructuring plan (see "Regulatory Matters--Electric" in Con Edison's 10-K MD&A and "Regulatory Matters," above).

         A comparison of the results of operations of Con Edison for the first quarter 2000 compared to the first quarter 1999 follows.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

(Millions of dollars)                                  INCREASES (DECREASES)         INCREASES (DECREASES)

                                                               AMOUNT                       PERCENT
                                                       ---------------------         ---------------------
Operating revenues                                             $542.0                          30.5%

Purchased power- electric and steam                             441.3                         LARGE

Fuel-electric and steam                                         (31.2)                        (26.6)

Gas purchased for resale                                         85.8                          47.5

Operating revenues less purchased  power, fuel                   46.1                           3.9
and gas purchased for resale (net revenues)

Other operations and maintenance                                 21.5                           5.4

Depreciation and amortization                                    10.0                           7.5

Taxes, other than federal income tax                             (9.3)                         (3.1)

Federal income tax                                               (0.3)                         (0.3)

Operating income                                                 24.2                           9.4

Other income less deductions and                                  0.6                          32.0
related federal income tax

Net interest charges                                             13.3                          16.6

Preferred stock dividend                                          0.0                           0.0
requirements

Net income for common stock                                    $ 11.5                           6.5%


         A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are its electric, gas and steam utility businesses. For additional information about Con Edison's business segments, see the notes to the Con Edison financial statements included in Part I, Item 1 of this report.

ELECTRIC

         Con Edison's electric operating revenues in the first quarter 2000 increased $318.7 million compared to the first quarter 1999, reflecting Con Edison of New York's increased sales volumes and increased purchased power costs (which it bills to customers under the fuel adjustment clause applicable to its electric rates), offset by electric rate reductions of approximately $24.2 million. The increase also reflects $104.6 million of O&R electric operating revenues.

         Electricity sales volume in Con Edison of New York's service territory increased 3.5 percent in the first quarter 2000 compared to the first quarter 1999. The increase in sales volume reflects the continued strength of the economy in New York City and Westchester County. Con Edison's electric sales vary seasonally in response to weather, and peak in the summer. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased
3.1 percent in the first quarter 2000. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

         Con Edison of New York's electric purchased power costs increased $334.5 million in the first quarter 2000, compared to the first quarter 1999, as a result of its divestiture of most of its generating capacity in 1999, the Indian Point 2 outage that commenced in February 2000 and increases in the price of purchased power. The decrease in fuel costs reflects the 1999 generation divestiture.

         Con Edison's electric operating income increased $6.3 million in the first quarter 2000, compared to the first quarter 1999. The principal components of the increase were: O&R's electric operating income of $6.7 million, offset by a decrease in Con Edison of New York's electric operating income of $0.4 million, comprised primarily of a reduction in net revenues (operating revenues less fuel and purchased power) of $66.9 million, offset by lower pension expenses ($27.0 million), property taxes ($15.8 million) and Federal income tax ($7.7 million). In addition, Con Edison of New York's maintenance expenses for its generating assets were $13.0 million lower in the 2000 period, reflecting the sale in 1999 of most of its generating assets, offset by increased maintenance expenses relating to Indian Point 2.

GAS

         Con Edison's gas operating revenues and gas operating income increased $88.1 million and $12.2 million, respectively, in the first quarter 2000, compared to the first quarter 1999. These changes reflect O&R's gas operating revenues of approximately $77.5 million and gas operating income of approximately $9.3 million, and Con Edison of New York's increased gas sales and transportation volumes.

         Gas sales and transportation volume for Con Edison of New York's firm customers increased 2.7 percent in the first quarter 2000, compared to the first quarter 1999, reflecting slightly colder weather in the winter 2000 period. Con Edison's firm gas sales and transportation vary seasonally in response to weather, and peak in the winter. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volume increased 1.4 percent in the 2000 period.

         A weather-normalization provision that applies to the gas businesses of Con Edison's utility subsidiaries operating in New York State moderates, but does not eliminate, the effect of weather-related changes on gas operating income.


STEAM

         Con Edison's steam operating revenues and operating income increased $29.5 million and $0.7 million, respectively, in the first quarter 2000, compared to the first quarter 1999.

         Steam sales volume increased slightly (0.1 percent) in the 2000 period, reflecting slightly colder weather. Con Edison's steam sales vary seasonally in response to weather, and peak in the winter. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 1.1 percent in the 2000 period. The steam rate tariffs do not include a weather normalization clause, which leads to volatility in sales and revenues during significant variations from normal winter weather.

NET INTEREST CHARGES

         Net interest charges increased $13.3 million in the 2000 period, reflecting the addition of $7.0 million of O&R debt expense and $6.0 million of increased interest on short-term borrowings by Con Edison of New York.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CON EDISON OF NEW YORK

         Consolidated Edison Company of New York, Inc. (Con Edison of New York) is a regulated utility that provides electric service to over three million customers and gas service to over one million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan. All of the common stock of Con Edison of New York is owned by Consolidated Edison, Inc. (Con Edison).

         This discussion and analysis should be read in conjunction with Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations (Con Edison of New York's 10-K MD&A) in Item 7 of the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. Form 10-K for the year ended December 31, 1999 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K). Reference is also made to the notes to the financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and temporary cash investments and outstanding commercial paper at March 31, 2000 and December 31, 1999 were (amounts shown in millions):



                                                          March 31, 2000             December 31, 1999
                                                          --------------             -----------------
Cash and temporary cash investments                           $ 14.9                      $349.0
Commercial paper                                              $480.6                      $495.4


         As discussed below, the decrease in cash and temporary cash investments during the first quarter 2000 reflects reduced cash flows from operating activities, the prepayment of property taxes and the payment at maturity of debt securities.

         Net cash flows from operating activities during the first quarter 2000 were $149.4 million, compared to $323.8 million in the first quarter 1999, reflecting the reduced net income and related cash flows resulting from divestiture by the company of most of its electric generating capacity.

         In January 2000 Con Edison of New York repaid at maturity $125 million of 7.6 percent Series 1992 C taxable debentures.

         Con Edison of New York's accounts receivable - customer, less allowance for uncollectible accounts increased $47.8 million at March 31, 2000, compared with year-end 1999, primarily because increased purchased power costs resulted in higher billings to customers in March 2000 than in December 1999. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 27.5 days at March 31, 2000, compared with 28.8 days at December 31, 1999.

         In January 2000 Con Edison of New York made a $235.7 million semi-annual prepayment to New York City for property taxes. Prepayments at March 31, 2000 include the unamortized portion ($117.3 million) of this payment. Prepayments at March 31, 2000 also include cumulative credits to pension expense of $167.0 million, compared with $116.0 million at December 31, 1999. See Note D to the Con Edison of New York financial statements included in
Item 8 of the Form 10-K.

         Recoverable fuel costs increased $27.9 million at March 31, 2000, compared with year-end 1999, reflecting the ongoing recovery of previously deferred amounts and the changes in volumes and unit costs of purchased power, fuel and gas purchased for resale discussed below in "Results of Operations." See "Recoverable Fuel Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

         Other regulatory assets increased $45.9 million at March 31, 2000, compared with year-end 1999, reflecting the deferral of $37.1 million of electric capacity costs under contracts with the buyers of the generating assets sold by Con Edison of New York. These capacity costs are in excess of costs already reflected in electric rates and were deferred pending future recovery. See Note I to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

         The pension and benefits reserve, which is comprised of unfunded other post-employment benefit (OPEB) obligations, was $95.3 million at March 31, 2000, compared to $76.8 million at December 31, 1999. Con Edison of New York's policy is to fund its estimated OPEB costs to the extent deductible under current tax limitations. See Note E to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

         The accumulated provision for injuries and damages was $118.8 million at March 31, 2000, compared to $110.1 million at December 31, 1999. The increase resulted primarily from increased workers' compensation claims.


         Other current liabilities increased $15.2 million at March 31, 2000, compared with year-end 1999, reflecting primarily an increase of $15.0 million in a reserve for future environmental remediation expenses.

         The increase in accrued taxes reflects primarily Federal income taxes accrued for the first quarter 2000 paid in April 2000.

         Con Edison of New York's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:


                                                           March 31, 2000            December 31, 1999
                                                           --------------            -----------------
Earnings to fixed charges (SEC basis)                           4.06                        4.17
Common equity ratio                                             50.5                        49.4

     In April 2000 the New York State Public Service Commission (PSC) approved Con Edison of New York's petition for authority to issue up to $1.5 billion of long-term debt prior to 2003. See "Liquidity and Capital Resources -- Capital Resources" in Con Edison of New York's 10-K MD&A. In May 2000 Con Edison of New York issued $325 million aggregate principal amount of 8-1/8 percent Debentures, Series 2000 A, the net proceeds of which are being used to repay a like amount of outstanding short-term debt.

REGULATORY MATTERS

         In April 2000 Con Edison of New York, pursuant to its 1997 restructuring agreement, reduced its electric rates by approximately $103 million and expanded its electric Retail Choice program to a maximum of 3,000 MW of peak load. See "Regulatory Matters-- Electric" in Con Edison of New York's 10-K MD&A.

         In May 2000 the installed capacity market of the New York Independent System Operator commenced operations, and Con Edison of New York ended its purchases of capacity under agreements with the buyers of the generating assets it sold in 1999. See Note I to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

NUCLEAR GENERATION

     Con Edison of New York's Indian Point 2 nuclear generating unit was shut down on February 15, 2000 following a leak in one of its steam generators.
See "Nuclear Generation" in Con Edison of New York's 10-K MD&A, the combined Con Edison and Con Edison of New York Current Report on Form 8-K, dated March 29, 2000 and Note C to the Con Edison of New York financial statements included in
Part I, Item 1 of this report (which Note C is incorporated herein by reference).


FINANCIAL MARKET RISKS

         Reference is made to "Financial Market Risks" in Con Edison of New York's 10-K MD&A. At March 31, 2000 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the company.


ENVIRONMENTAL MATTERS

         For information concerning potential liabilities of the company arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see the notes to Con Edison of New York's financial statements included in Part I, Item 1 and also see Part II, Item 1 of this report (which information is incorporated herein by reference).



RESULTS OF OPERATIONS

         Con Edison of New York's net income for common stock for the first quarter 2000 was $178.3 million, compared with $182.0 million for the first quarter 1999. Con Edison of New York's net income was favorably impacted by higher electric sales, increased pension credits and reduced property taxes, offset by reduced earnings resulting from the divestiture of plant assets.

         A comparison of the results of operations of Con Edison of New York for the first quarter 2000 compared to the first quarter 1999 follows.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

(Millions of dollars)                                  INCREASES (DECREASES)         INCREASES (DECREASES)

                                                              AMOUNT                        PERCENT
                                                              ------                        -------
Operating revenues                                            $254.8                          14.7%

Purchased power- electric and steam                            335.7                         LARGE

Fuel-electric and steam                                        (32.3)                        (27.5)

Gas purchased for resale                                        11.5                           7.8

Operating revenues less purchased  power, fuel                 (60.1)                         (5.1)
and gas purchased for resale (net revenues)

Other operations and maintenance                               (25.2)                         (6.6)

Depreciation and amortization                                   (0.7)                         (0.6)

Taxes, other than federal income tax                           (28.6)                         (9.6)

Federal income tax                                              (8.8)                         (8.4)

Operating income                                                 3.2                           1.2

Other income less deductions and                                (0.6)                         LARGE
related federal income tax

Net interest charges                                             6.3                           7.9

Preferred stock dividend                                         0.0                           0.0
requirements

Net income for common stock                                    $(3.7)                         (2.1)%


         A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its electric, gas and steam utility businesses.

ELECTRIC

         Con Edison of New York's electric operating revenues in the first quarter 2000 increased $213.0 million compared to the first quarter 1999. The increase reflects increased sales volumes, offset by electric rate reductions of approximately $24.2 million.

         Con Edison of New York's electric sales, excluding off-system sales, for the first quarter 2000 compared with the first quarter 1999 were:

                               MILLIONS OF KWHRS.

Description                                        Three Months         Three Months                       Percent
                                                       Ended                Ended           Variation     Variation
                                                  March 31, 2000       March 31, 1999
                                                  --------------       --------------     ------------  ------------
Residential/Religious                                     2,798                 2,723              75           2.7%
Commercial/Industrial                                     4,682                 5,542            (860)        (15.5)
Other                                                       136                   141              (5)         (3.5)
                                                  --------------       --------------     ------------  ------------
  TOTAL FULL SERVICE CUSTOMERS                            7,616                 8,406            (790)         (9.4)

Retail Choice Customers                                   2,255                 1,049           1,206         Large
                                                  --------------       --------------     ------------  ------------
   SUB-TOTAL                                              9,871                 9,455             416           4.4

NYPA, Municipal Agency and Other Sales                    2,475                 2,474               1            --
                                                  --------------       --------------     ------------  ------------
   TOTAL SERVICE AREA                                    12,346                11,929             417           3.5%


         Electricity sales volume in Con Edison of New York's service territory increased 3.5 percent in the first quarter 2000 compared to the first quarter 1999. The increase in sales volume reflects the continued strength of the New York City and Westchester County economy. Con Edison of New York's electric sales vary seasonally in response to weather, and peak in the summer. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased
3.1 percent in the first quarter 2000. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

         Con Edison of New York's electric purchased power costs increased $334.5 million in the first quarter 2000, compared to the first quarter 1999, as a result of its divestiture of most of its generating capacity in 1999, the Indian Point 2 outage that commenced in February 2000 and increases in the price of purchased power. The decrease in fuel costs reflects the 1999 generation divestiture.

         Con Edison of New York's electric operating income decreased $0.4 million in the first quarter 2000, compared with the first quarter 1999, as a result of decreased net revenues (operating revenues less fuel and purchased power) of $66.9 million, offset by reduced pension expense ($27.0 million), property taxes ($15.8 million) and Federal income tax ($7.7 million). In addition Con Edison of New York's maintenance expenses for its generating assets were $13.0 million lower in the 2000 period, reflecting the sale in 1999 of most of its generating assets, offset by increased maintenance expenses relating to Indian Point 2.

GAS

         Con Edison of New York's gas operating revenues and gas operating income increased $12.3 million and $2.9 million, respectively, in the first quarter 2000, compared to the first quarter 1999. These changes reflect increased gas sales and transportation volumes.

         Gas sales and transportation volume for Con Edison of New York's firm customers increased 2.7 percent in the first quarter 2000, compared to the 1999 period, reflecting slightly colder weather in the winter 2000 period. Con Edison of New York's firm gas sales and transportation vary seasonally in response to weather, and peak in the winter. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volume increased 1.4 percent in the 2000 period.


         A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

STEAM

         Con Edison of New York's steam operating revenues and operating income increased $29.5 million and $0.7 million, respectively, in the first quarter 2000, compared to the first quarter 1999.

         Steam sales volume increased slightly (0.1 percent) in the 2000 period, reflecting slightly colder weather. Con Edison of New York's steam sales vary seasonally in response to weather, and peak in the winter. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 1.1 percent in the 2000 period. The steam tariffs do not include a weather normalization clause, which leads to volatility in sales and revenues during significant variations from normal winter weather.

NET INTEREST CHARGES

         Net interest charges increased $6.3 million in the 2000 period, reflecting $6.0 million of increased interest on short-term borrowings.

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

ORANGE AND ROCKLAND

         Orange and Rockland Utilities, Inc. (O&R), a wholly-owned subsidiary of Consolidated Edison, Inc. (Con Edison) meets the conditions specified in General Instruction H to Form 10-Q and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as Con Edison, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, this O&R Management's Narrative Analysis of the Results of Operations is included in this report, and O&R has omitted from this report the information called for by
Part I, Item 2 of Form 10-Q (Management's Discussion and Analysis of Financial Condition and Results of Operations).

         O&R's net income for common stock for the first quarter 2000 was $10.7 million, $0.8 million lower than the first quarter 1999. The decrease was a result of electric and gas rate decreases implemented in the third quarter of 1999, offset, in part, by reduced operations and maintenance expenses, property taxes, depreciation expense and interest charges.

         A comparison of the results of operations of O&R for the first quarter 2000 compared to the first quarter 1999 follows. Effective July 1999, O&R's results of operations are included in the results of operations of Con Edison.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999


(Millions of dollars)                                  INCREASES (DECREASES)         INCREASES (DECREASES)

                                                               AMOUNT                       PERCENT
                                                       ---------------------         ---------------------
Operating revenues                                             $(0.9)                        (0.5)%

Purchased power- electric                                       41.9                         Large

Fuel-electric                                                  (19.6)                        Large

Gas purchased for resale                                         6.2                         14.8

Operating revenues less purchased  power, fuel                 (29.4)                       (27.0)
and gas purchased for resale (net revenues)

Other operations and maintenance                               (11.5)                       (24.7)

Depreciation and amortization                                   (2.4)                       (25.0)

Taxes, other than federal income tax                            (8.3)                       (33.6)

Federal income tax                                              (2.4)                       (32.7)

Operating income                                                (4.8)                       (23.4)

Other income less deductions and                                 1.9                         Large
related federal income tax

Net interest charges                                            (1.4)                       (17.0)

Preferred stock dividend                                        (0.7)                        Large
requirements

Net income for common stock                                    $(0.8)                        (7.0)%


         O&R's operating revenues decreased $0.9 million in the first quarter 2000, compared to the first quarter 1999, primarily as a result of a $4.3 million decrease in electric operating revenues, partially offset by a $3.4 million increase in gas operating revenues. A discussion of O&R's operating revenues by business segment follows.

         The decrease of $4.3 million in electric operating revenues was attributable to the rate decreases implemented by O&R in July and August 1999. These rate decreases were designed to reflect the divestiture by O&R of its generating capacity in June 1999, and to flow to customers certain synergy savings arising from O&R's acquisition by Con Edison. O&R's total sales of electric energy during the first quarter 2000 were 1,191,481 megawatt hours (MWhr), compared with 1,158,307 MWhr during the first quarter 1999, an increase of 2.9 percent. The increase in sales volume was primarily the result of the continued strength of the economy. O&R's electric sales vary seasonally in response to weather. After adjusting for variations, principally weather and billing days, in each period, O&R's electricity sales were 3.1 percent higher for the first quarter 2000, compared to the first quarter 1999. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions prevailed.

         O&R's purchased power cost increased $41.9 million in the first quarter 2000, compared to the 1999 period, and fuel cost decreased $19.6 million during the same periods, resulting in a net increase of $22.3 million. The increase was primarily attributable to capacity purchases made to replace the capacity of the electric generating assets sold in June 1999, higher customer sales, and increases in the cost of purchased energy. The decrease in fuel costs reflects the 1999 generation divestiture. These costs are recoverable through O&R's energy cost adjustment mechanisms and did not impact earnings.

         O&R's gas operating revenues increased $3.4 million in the first quarter 2000, compared to the first quarter 1999. The increase was due primarily to increases in gas sales and transportation volumes in the first quarter 2000. O&R's sales of gas to customers during the first quarter 2000 totaled 12,313,973 dekatherms (Dth), compared with 11,654,646 Dth during the first quarter 1999, an increase of 5.7 percent.

         The level of revenues from gas sales in New York is subject to a weather normalization clause. After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volume for firm customers was 8.7 percent higher for the first quarter 2000, compared to the 1999 period.

         O&R's cost of gas purchased for resale increased $6.2 million in the first quarter 2000, compared to the first quarter 1999, due primarily to higher firm sales for the period.

         O&R's other operation and maintenance expenses and taxes other than federal income tax were $11.5 million and $8.3 million, respectively, lower during the first quarter 2000, compared to the first quarter 1999. These decreases reflect the impact of the sale by O&R of its generating assets in June 1999. The sale of these assets resulted in a 25 percent reduction in the workforce and significantly lower property taxes.

         O&R's other income increased $1.9 million during the first quarter 2000, compared to the first quarter 1999, due primarily to interest earned on proceeds received from the June 1999 sale of electric generating assets.

         O&R's interest charges decreased $1.4 million during the first quarter 2000, compared to the 1999 period, due primarily to lower debt outstanding as a result of the application of a portion of the proceeds from the 1999 generation divestiture to repay outstanding indebtedness.

         O&R had no preferred stock dividend requirements in the first quarter 2000 because it redeemed all outstanding shares of its preferred stock in April 1999.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

CON EDISON

For information about Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2 of this report and Item 7A of the combined Con Edison, Con Edison of New York and O&R Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"), which information is incorporated herein by reference.

CON EDISON OF NEW YORK

For information about Con Edison of New York's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2 of this report and Item 7A of the Form 10-K, which information is incorporated herein by reference.

O&R

At March 31, 2000, neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of O&R. For additional information about O&R's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see Item 7A of the Form 10-K, which information is incorporated herein by reference.

PART II.    OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS


CON EDISON

NORTHEAST UTILITIES SHAREHOLDERS' SUIT

On March 29, 2000, two Northeast Utilities shareholders filed a purported class action complaint, entitled Adele Brody, et al. V. Cotton Mather Cleveland, et al., in the United States District Court for the Southern District of New York. The complaint names Northeast Utilities, the members of its Board of Trustees and Con Edison as defendants. The complaint alleges, among other things, that the joint proxy statement/prospectus relating to the proposed merger between Con Edison and Northeast Utilities was materially misleading, among other reasons, because the joint proxy statement/prospectus failed to disclose potential liabilities relating to the operation of Indian Point 2 and the shutdown of the facility on February 15, 2000. The plaintiffs sought various forms of relief, including enjoining the merger and the recovery of costs and attorneys' fees incurred in the class action. On March 31, 2000, plaintiffs filed an application for a preliminary injunction and expedited discovery. Plaintiffs' application has been withdrawn and their complaint against Con Edison dismissed (except as to any application for attorneys' fees or costs) in accordance with a Stipulation and Order pursuant to which Con Edison and Northeast Utilities sent to their respective shareholders a supplement to the joint proxy statement/ prospectus. A copy of the supplement was included in the combined Con Edison and Con Edison of New York Current Report on Form 8-K, dated March 29, 2000.

CON EDISON OF NEW YORK

SUPERFUND - ARTHUR KILL TRANSFORMER SITE

Reference is made to "Superfund- Arthur Kill Transformer Site" in Part I, Item 3, Legal Proceedings of the combined Con Edison, Con Edison of New York and O&R Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"). In April 2000, Con Edison of New York entered into a Stipulation and Order of Consent with the United States Attorney for the Southern District of New York pursuant to which the United States Attorney agreed not to prosecute Con Edison of New York in connection with its response to the release of PCBs during the September 1998 transformer fire and, among other things, Con Edison of New York agreed to continue to develop, implement and maintain an effective environmental compliance program and to submit the program to an examination and evaluation by a person selected by the United States Attorney.

O&R

SHAREHOLDER LAWSUITS

Reference is made to "Shareholder Lawsuits" in Part I, Item 3, Legal Proceedings of the Form 10-K. In April 2000, the Appellate Division, First Department affirmed the trial court's dismissal of plaintiffs' complaint in Virgilio Ciullo, et al. V. Orange and Rockland Utilities, Inc. et al.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders of Con Edison held on April 14, 2000, the stockholders of Con Edison approved the agreement and plan of merger between Con Edison and Northeast Utilities. See "Liquidity and Capital Resources - Northeast Utilities" in Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Form 10-K. The results of the vote at the Special Meeting were: 143,804,986 shares were voted to approve the agreement; 4,436,224 shares were voted against the agreement, and 2,105,781 shares were abstentions.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)   EXHIBITS


CON EDISON

Exhibit12.1  Statement of  computation of Con Edison's ratio of earnings to fixed charges for the twelve-month periods ended March 31, 2000 and 1999.

Exhibit 27.1 Financial Data Schedule for Con Edison.*


CON EDISON OF NEW YORK

Exhibit 12.2 Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the twelve-month periods ended March 31, 2000 and 1999.

Exhibit 27.2  Financial Data Schedule for Con Edison of New York.*



O&R

Exhibit 12.3 Statement of computation of O&R's ratio of earnings to fixed charges for the twelve-month periods ended March 31, 2000 and 1999.

Exhibit 27.3  Financial Data Schedule for O&R.*

-----------
*To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.

(b)   REPORTS ON FORM 8-K

CON EDISON

Con Edison filed Current Reports on Form 8-K, dated January 11, 2000, reporting (under Item 5) the amendment of the agreement pursuant to which Con Edison is to acquire Northeast Utilities, and February 28, 2000, reporting (under Item 5) the election of Dr. George Campbell, Jr. to its Board of Directors and including as an exhibit Con Edison financial statements which were subsequently included in the Form 10-K. Con Edison, along with Con Edison of New York, filed a combined Current Report on Form 8-K, dated March 29, 2000, in which Con Edison reported (under Item 5) the information contained in the supplement to the joint proxy statement/prospectus referred to under "Northeast Utilities Shareholders' Suit" in the discussion of Con Edison's legal proceedings in Part II, Item 1 of this report.

CON EDISON OF NEW YORK

Con Edison of New York filed no Current Report on Form 8-K during the quarter ended March 31, 2000. Con Edison of New York, along with Con Edison, filed a combined Current Report on Form 8-K, dated March 29, 2000, in which Con Edison of New York reported (under Item 5) the information contained in supplement to the joint proxy statement/prospectus referred to under "Northeast Utilities Shareholders' Suit" in the discussion of Con Edison's legal proceedings in Part II, Item 1 of this report. Con Edison of New York also filed a Current Report, dated May 3, 2000, reporting (under Item 5) the issuance and sale of $325 million aggregate principal amount of its 8 1/8% Debentures, Series 2000 A.

O&R

O&R filed no Current Report on Form 8-K during the quarter ended March 31, 2000.

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

                                          CONSOLIDATED EDISON, INC.

                                          CONSOLIDATED EDISON COMPANY
                                                OF NEW YORK, INC.


DATE: May 12, 2000                              By: Joan S. Freilich
                                                Joan S. Freilich
                                                Executive Vice President, Chief
                                                Financial Officer and Duly
                                                Authorized Officer



                                          ORANGE AND ROCKLAND UTILITIES, INC.


DATE: May 12, 2000                              By:  Hyman Schoenblum
                                                Hyman Schoenblum
                                                Vice President, Controller,
                                                Chief Financial Officer
                                                and Duly Authorized Officer