Form 10-Q
period 2000-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC
filed 2000-08-14
CIK 1047862, 23632, 74778

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             -----------------------

                [x] Quarterly Report Pursuant To Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

                       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______

As of the close of business on July 31, 2000, Consolidated Edison, Inc. ("Con Edison") had outstanding 211,970,337 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Consolidated Edison Company of New York, Inc.("Con Edison of New York") and Orange and Rockland Utilities, Inc. ("O&R").

O&R MEETS THE CONDITIONS SPECIFIED IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                         PAGE

FILING FORMAT                                                               3

FORWARD-LOOKING STATEMENTS                                                  3

PART I. -  FINANCIAL INFORMATION

ITEM 1.    Financial  Statements

           Con Edison               Consolidated Balance Sheet            4-5
                                    Consolidated Income Statements        6-7
                                    Consolidated Statement of Cash Flows    8

                                    Notes to Financial Statements        9-12

           Con Edison of New York   Consolidated Balance Sheet          13-14
                                    Consolidated Income Statements      15-16
                                    Consolidated Statement of Cash Flows   17

                                    Notes to Financial Statements       18-20

            O&R                     Consolidated Balance Sheet          21-22
                                    Consolidated Income Statements      23-24
                                    Consolidated Statement of Cash Flows   25

                                    Notes to Financial Statements       26-29

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Con Edison                                            30-40
                  Con Edison of New York                                41-50
                  O&R                                                     *

O&R MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS        51-53


ITEM 3            Quantitative and Qualitative Disclosures About Market Risk

                  Con Edison                                               54
                  Con Edison of New York                                   54
                  O&R                                                     *


PART II. -  OTHER INFORMATION


ITEM 1.           Legal Proceedings                                     54-55

ITEM 4.           Submission of Matters to a Vote of Securities Holders    56

ITEM 6.           Exhibits and Reports on Form 8-K                      57-58

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

                            CONSOLIDATED EDISON, INC.
                           CONSOLIDATED BALANCE SHEET
                    AS AT JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                 As at
                                                                    ------------------------------------
                                                                    June 30, 2000      December 31, 1999
                                                                    -------------      -----------------
                                                                          (Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
       Electric                                                      $11,502,711          $11,323,826
       Gas                                                             2,228,437            2,197,735
       Steam                                                             730,387              722,265
       General                                                         1,398,193            1,328,544
       Unregulated generating assets                                     352,039               48,583
                                                                     -----------          -----------
             Total                                                    16,211,767           15,620,953
          Less: Accumulated depreciation                               4,941,490            4,733,613
                                                                     -----------          -----------
             Net                                                      11,270,277           10,887,340
       Construction work in progress                                     415,137              381,804
       Nuclear fuel assemblies and components,
           less accumulated amortization                                 104,398               84,701
                                                                     -----------          -----------
                        NET UTILITY PLANT                             11,789,812           11,353,845
                                                                     -----------          -----------
CURRENT ASSETS
    Cash and temporary cash investments                                   37,656              485,050
    Accounts receivable - customer, less
         allowance for uncollectible accounts
         of $ 33,222 and $ 34,821                                        685,790              647,545
    Other receivables                                                    143,135               98,454
    Fuel, at average cost                                                 24,291               24,271
    Gas in storage, at average cost                                       43,881               55,387
    Materials and supplies, at average cost                              151,238              142,905
    Prepayments                                                          297,926              197,671
    Other current assets                                                  45,449               61,395
                                                                     -----------          -----------
                        TOTAL CURRENT ASSETS                           1,429,366            1,712,678
                                                                     -----------          -----------
INVESTMENTS
    Nuclear decommissioning trust funds                                  314,774              305,717
    Other                                                                192,757              182,201
                                                                     -----------          -----------
                        TOTAL INVESTMENTS                                507,531              487,918
                                                                     -----------          -----------
DEFERRED CHARGES AND REGULATORY ASSETS
     Goodwill                                                            422,034              427,496
     Regulatory assets
          Future federal income tax                                      773,323              785,014
          Recoverable energy costs                                       278,846               95,162
          Power contract termination costs                                72,659               71,861
          Accrued unbilled gas revenues                                   77,204               67,775
          Divestiture - capacity replacement reconciliation               73,850               24,373
          MTA business tax surcharge                                      64,942               60,712
          Other                                                          355,447              279,255
                                                                     -----------          -----------
                        Total regulatory assets                        1,696,271            1,384,152

     Other deferred charges                                              176,439              165,387
                                                                     -----------          -----------
                        TOTAL DEFERRED CHARGES AND
                             REGULATORY ASSETS                         2,294,744            1,977,035
                                                                     -----------          -----------
                                            TOTAL                    $16,021,453          $15,531,476
                                                                     ===========          ===========

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                           CONSOLIDATED BALANCE SHEET
                    AS AT JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                              As at
                                                                -------------------------------------
                                                                June 30, 2000       December 31, 1999
                                                                -------------       -----------------
                                                                       (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
    Common stock, authorized 500,000,000
         shares; outstanding 211,968,422 shares
         and 213,810,634 shares                                 $  1,482,341           $  1,482,341
    Retained earnings                                              4,946,907              4,921,089
    Treasury stock, at cost; 23,210,700 shares
         and 21,358,500 shares                                    (1,015,642)              (955,311)
    Capital stock expense                                            (35,952)               (36,112)
                                                                ------------           ------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                  5,377,654              5,412,007
                                                                ------------           ------------
    Preferred stock subject to mandatory redemption                   37,050                 37,050
    Other preferred stock                                            212,563                212,563
    Long-term debt                                                 4,933,529              4,524,604
                                                                ------------           ------------
                            TOTAL CAPITALIZATION                  10,560,796             10,186,224
                                                                ------------           ------------
NONCURRENT LIABILITIES
   Obligations under capital leases                                   33,040                 34,544
   Accumulated provision for injuries and damages                    128,062                119,010
   Pension and benefits reserve                                      183,640                143,757
   Other noncurrent liabilities                                       43,666                 42,865
                                                                ------------           ------------
                         TOTAL NONCURRENT LIABILITIES                388,408                340,176
                                                                ------------           ------------
CURRENT LIABILITIES
   Long - term debt due within one year                              328,230                395,000
   Notes payable                                                     204,280                495,371
   Accounts payable                                                  875,904                615,983
   Customer deposits                                                 203,687                204,421
   Accrued taxes                                                      76,662                 18,389
   Accrued interest                                                   58,336                 60,061
   Accrued wages                                                      80,704                 79,408
   Other current liabilities                                         261,482                232,706
                                                                ------------           ------------
                          TOTAL CURRENT LIABILITIES                2,089,285              2,101,339
                                                                ------------           ------------
DEFERRED CREDITS AND REGULATORY LIABILITIES
   Accumulated deferred federal income tax                         2,289,261              2,267,548
   Regulatory liabilities
        Gain on divestiture                                          307,130                306,867
        Accumulated deferred investment tax credits                  135,750                139,838
        Other                                                        250,823                189,317
                                                                ------------           ------------
                          Total regulatory liabilities               693,703                636,022

   Other deferred credits                                                 --                    167
                                                                ------------           ------------
                          TOTAL DEFERRED CREDITS AND
                          REGULATORY LIABILITIES                   2,982,964              2,903,737
                                                                ------------           ------------
                                               TOTAL            $ 16,021,453           $ 15,531,476
                                                                ============           ============

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                          CONSOLIDATED INCOME STATEMENT
                 FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                     2000                  1999
                                                                  -----------           -----------
                                                                      (Thousands of Dollars)
OPERATING REVENUES
     Electric                                                     $ 1,531,262           $ 1,162,543
     Gas                                                              247,016               189,701
     Steam                                                             74,600                52,878
     Non-utility                                                      189,016                73,959
                                                                  -----------           -----------
             TOTAL OPERATING REVENUES                               2,041,894             1,479,081
                                                                  -----------           -----------
OPERATING EXPENSES
     Purchased power                                                  786,689               281,452
     Fuel                                                              47,381               121,427
     Gas purchased for resale                                         164,538                78,012
     Other operations                                                 289,865               278,421
     Maintenance                                                      128,140               103,286
     Depreciation and amortization                                    145,618               133,616
     Taxes, other than federal income tax                             275,349               284,978
     Federal income tax                                                32,985                48,204
                                                                  -----------           -----------
             TOTAL OPERATING EXPENSES                               1,870,565             1,329,396
                                                                  -----------           -----------

OPERATING INCOME                                                      171,329               149,685

OTHER INCOME (DEDUCTIONS)
     Investment income                                                  2,503                   577
     Allowance for equity funds used during construction                  485                   937
     Other income less miscellaneous deductions                        (4,037)               (1,046)
     Federal income tax                                                 1,049                  (658)
                                                                  -----------           -----------
             TOTAL OTHER INCOME (DEDUCTIONS)                            -                      (190)
                                                                  -----------           -----------

INCOME BEFORE INTEREST CHARGES                                        171,329               149,495

Interest on long-term debt                                             87,658                75,820
Other interest                                                         12,559                 4,317
Allowance for borrowed funds used during construction                  (1,032)                 (438)
                                                                  -----------           -----------
             NET INTEREST CHARGES                                      99,185                79,699
                                                                  -----------           -----------
PREFERRED STOCK DIVIDEND REQUIREMENTS                                   3,398                 3,398
                                                                  -----------           -----------
NET INCOME FOR COMMON STOCK                                       $    68,746           $    66,398
                                                                  ===========           ===========
COMMON SHARES OUTSTANDING - AVERAGE (000)                             211,966               225,982
BASIC EARNINGS PER SHARE                                          $      0.33           $      0.30
                                                                  ===========           ===========
DILUTED EARNINGS PER SHARE                                        $      0.33           $      0.30
                                                                  ===========           ===========
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                      $     0.545           $     0.535
                                                                  ===========           ===========

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                          CONSOLIDATED INCOME STATEMENT
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                     2000                  1999
                                                                  -----------           -----------
                                                                      (Thousands of Dollars)
OPERATING REVENUES
     Electric                                                     $ 3,043,511           $ 2,356,043
     Gas                                                              716,489               571,042
     Steam                                                            244,858               193,611
     Non-utility                                                      355,627               134,971
                                                                  -----------           -----------
             TOTAL OPERATING REVENUES                               4,360,485             3,255,667
                                                                  -----------           -----------
OPERATING EXPENSES
     Purchased power                                                1,515,851               569,277
     Fuel                                                             133,645               238,967
     Gas purchased for resale                                         430,837               258,543
     Other operations                                                 601,963               574,224
     Maintenance                                                      234,972               204,882
     Depreciation and amortization                                    288,340               266,324
     Taxes, other than federal income tax                             566,429               585,359
     Federal income tax                                               134,410               149,938
                                                                  -----------           -----------
             TOTAL OPERATING EXPENSES                               3,906,447             2,847,514
                                                                  -----------           -----------

OPERATING INCOME                                                      454,038               408,153

OTHER INCOME (DEDUCTIONS)
     Investment income                                                  6,826                 1,992
     Allowance for equity funds used during construction                  (91)                1,909
     Other income less miscellaneous deductions                        (4,205)               (1,413)
     Federal income tax                                                  (152)                 (878)
                                                                  -----------           -----------
             TOTAL OTHER INCOME (DEDUCTIONS)                            2,378                 1,610
                                                                  -----------           -----------

INCOME BEFORE INTEREST CHARGES                                        456,416               409,763

Interest on long-term debt                                            170,971               151,663
Other interest                                                         24,555                 9,150
Allowance for borrowed funds used during construction                  (2,787)                 (892)
                                                                  -----------           -----------
             NET INTEREST CHARGES                                     192,739               159,921
                                                                  -----------           -----------
PREFERRED STOCK DIVIDEND REQUIREMENTS                                   6,796                 6,796
                                                                  -----------           -----------
NET INCOME FOR COMMON STOCK                                       $   256,881           $   243,046
                                                                  ===========           ===========
COMMON SHARES OUTSTANDING - AVERAGE (000)                             212,352               228,496
BASIC EARNINGS PER SHARE                                          $      1.21           $      1.06
                                                                  ===========           ===========
DILUTED EARNINGS PER SHARE                                        $      1.21           $      1.06
                                                                  ===========           ===========
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                      $      1.09           $      1.07
                                                                  ===========           ===========

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED EDISON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                             2000                  1999
                                                                                          -----------           -----------
                                                                                               (Thousands of Dollars)
OPERATING ACTIVITIES
     Net income for common stock                                                          $   256,881           $   243,046
     PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
         Depreciation and amortization                                                        288,340               266,324
         Federal income tax deferred                                                           28,134               (21,368)
         Common equity component of allowance for funds used during construction                   91                (1,909)
         Other non-cash charges                                                                29,156                16,954
     CHANGES IN ASSETS AND LIABILITIES
         Accounts receivable - customer, less allowance for uncollectibles                    (38,245)                 (936)
         Materials and supplies, including fuel and gas in storage                              3,153                67,314
         Prepayments, other receivables and other current assets                             (128,990)              (47,325)
         Enlightened Energy program costs                                                      12,463                18,987
         Deferred recoverable energy costs                                                   (183,684)                9,803
         Cost of removal less salvage                                                         (44,575)              (34,144)
         Power contract termination costs                                                      (1,050)               (1,050)
         Accounts payable                                                                     259,921                13,689
         Accrued income taxes                                                                  31,470                21,018
         Other-net                                                                            (20,417)               53,784
                                                                                          -----------           -----------
                   NET CASH FLOWS FROM OPERATING ACTIVITIES                                   492,648               604,187
                                                                                          -----------           -----------
INVESTING ACTIVITIES INCLUDING CONSTRUCTION
         Construction expenditures                                                           (391,189)             (271,035)
         Nuclear fuel expenditures                                                            (24,114)               (2,947)
         Contributions to nuclear decommissioning trust                                       (10,650)              (10,650)
         Common equity component of allowance for funds used during construction                  (91)                1,909
         Funds held - divestiture of utility plant                                                 --            (1,101,814)
         Divestiture of utility plant (net of federal income tax)                                  --             1,167,016
         Non-regulated subsidiary investments                                                  (4,786)              (54,560)
         Non-regulated subsidiary utility plant                                              (258,987)                   --
                                                                                          -----------           -----------
                    NET CASH FLOWS USED IN INVESTING ACTIVITIES
                           INCLUDING CONSTRUCTION                                            (689,817)             (272,081)
                                                                                          -----------           -----------
FINANCING ACTIVITIES INCLUDING DIVIDENDS
         Repurchase of common stock                                                           (68,531)             (423,500)
         Net proceeds from short-term debt                                                   (291,091)              258,498
         Additions to long-term debt                                                          567,395               275,000
         Retirement of long-term debt                                                        (225,000)                   --
         Issuance and refunding costs                                                          (1,768)               (8,716)
         Common stock dividends                                                              (231,230)             (244,548)
                                                                                          -----------           -----------
                    NET CASH FLOWS FROM FINANCING ACTIVITIES
                           INCLUDING DIVIDENDS                                               (250,225)             (143,266)
                                                                                          -----------           -----------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
         CASH INVESTMENTS                                                                    (447,394)              188,840

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                                              485,050               102,295
                                                                                          -----------           -----------
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30                                            $    37,656           $   291,135
                                                                                          ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for:
             Interest                                                                     $   166,605           $   145,132
             Income taxes                                                                      74,245               118,283

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

At June 30, 2000, Con Edison had accrued $67.5 million as its best estimate of the utility subsidiaries' liability for sites as to which they have received process or notice alleging that hazardous substances generated by them (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison's financial position, results of operations or liquidity.

Con Edison's utility subsidiaries are permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At June 30, 2000, $42.7 million of such costs had been deferred as a regulatory asset.

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

                                      - 10 -
NOTE C - NUCLEAR GENERATION
Con Edison of New York owns the Indian Point 2 nuclear generating unit, which has a capacity of approximately 1,000 MW, and the retired Indian Point 1 nuclear generating unit. See Note G to the Con Edison financial statements included in the Form 10-K.

On February 15, 2000, Con Edison of New York shut down Indian Point 2 following a leak in one of its four steam generators. Nuclear Regulatory Commission approval will be required for restart.

On March 30, 2000, the New York State Public Service Commission (PSC) issued an order instituting a proceeding to investigate the Indian Point 2 outage and its causes and the prudence of the company's actions regarding the operation and maintenance of Indian Point 2 (the PSC Outage Proceeding). The order indicated that the examination should include, among other things, Con Edison of New York's inspection practices, the circumstances surrounding Indian Point 2's October 1997 to September 1998 outage, the basis for postponement of the steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

On May 25, 2000, Westchester County, New York sued the PSC and Con Edison of New York seeking to prevent the company from recovering costs relating to the ongoing outage. The suit, which is entitled The County of Westchester et al., v. Maureen O. Helmer, et al., was brought in the Supreme Court of the State of New York, County of Albany.

The costs resulting from the unavailability of Indian Point 2 to produce energy have been included in the purchased power costs that Con Edison of New York has billed to customers under PSC-approved rate provisions.

Con Edison of New York has commenced replacement of the steam generators with steam generators it has owned since 1988. The company expects the steam generator replacement to be completed by the end of 2000 and estimates that replacement will require additional expenditures (exclusive of replacement power costs) of up to $150 million.

At June 30, 2000, Con Edison had accrued $30 million for its potential liability to customers in connection with the ongoing outage.

On August 8, 2000, the Governor of State of New York signed into law an act (the Indian Point 2 Law) which provides that:

         "With respect to the February 15, 2000 outage at the Indian Point 2 Nuclear Facility, the New York state public service commission shall prohibit the Consolidated Edison Company from recovering from its ratepayers any costs associated with replacing the power from such facility. Such prohibition shall apply to any such costs incurred until the conclusion of such outage, or incurred at any time until all defective steam generation equipment at the facility has been replaced, whichever occurs later. Such prohibition shall apply to automatic adjustment mechanisms as well as base rates or any other rate recovery mechanism. The commission shall order the company to refund any such costs which have been recovered from ratepayers."

On August 9, 2000, the PSC issued an order with respect to the Indian Point 2 Law. The order directs Con Edison of New York to revise its electric tariff to prevent prospective recovery of these replacement power costs and, commencing September 2000, to implement a refund of all such costs collected since February 15, 2000. The order indicates that "the anticipated amount to be refunded to customers is approximately $162 million."

On August 14, 2000, the company initiated an action in the United States District Court for the Northern District of New York, entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., seeking to prevent implementation of the Indian Point 2 Law and to have the Indian Point 2 Law declared unconstitutional.

Con Edison believes that the operation, maintenance and inspection practices related to Indian Point 2 have been prudent. However, if the Indian Point 2 Law is implemented and determined to be constitutional, Con Edison of New York will not recover from its customers its Indian Point 2 replacement power costs. In addition, Con Edison is unable to predict whether or not any other Indian Point 2-related proceedings, lawsuits, legislation or other actions, including the PSC's Outage Proceeding, will have a material adverse effect on its financial position, results of operations or liquidity.

                                      - 11 -
NOTE D  - O&R

In July 1999, Con Edison completed its acquisition of O&R for $791.5 million in cash. See Note K to the Con Edison financial statements included in the Form 10-K. The unaudited pro forma consolidated Con Edison financial information shown below has been prepared based upon the historical consolidated income statements of Con Edison and O&R for the three and six-month periods ended June 30,1999, giving effect to the acquisition as if it had occurred at January 1, 1999. The historical information has been adjusted to reflect amortization for the three and six-month periods of the goodwill recorded by Con Edison in connection the acquisition and the after-tax cost Con Edison would have incurred during the period for financing the acquisition by issuing debt on January 1, 1999 at an assumed 8 percent per annum interest rate. The proforma information is not necessarily indicative of the results that Con Edison would have had if the acquisition had been completed prior to July 1999, or the results that Con Edison will have in the future.

(Dollars in Thousands,               Three Months              Six Months
except per share amounts)            Ended                     Ended
                                     June 30, 1999             June 30, 1999

     Revenues                        $1,621,518                $3,581,159

     Operating income                   127,523                   393,572

     Net income                          54,983                   230,115

     Earnings per share              $     0.24              $       1.01

     Average shares outstanding (000)   225,982                   228,496


 NOTE E - FINANCIAL INFORMATION BY BUSINESS SEGMENT


                            CONSOLIDATED EDISON, INC.
                          SEGMENT FINANCIAL INFORMATION
                                     $000's

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                   ELECTRIC                                 GAS
                                       ------------------------------          ------------------------------
                                          2000                1999               2000                1999
                                       ----------          ----------          ----------          ----------
Operating revenues                     $1,531,262          $1,162,543          $  247,016          $  189,701
Intersegment revenues                      12,993              40,234               2,106                 615
Depreciation and amortization             118,541             112,573              17,259              15,991
Operating income                          151,215             130,207              29,065              24,620


                                                    STEAM                                  OTHER
                                       ------------------------------          ------------------------------
                                          2000                1999                2000                1999
                                       ----------          ----------          ----------          ----------
Operating revenues                     $   74,600          $   52,878          $  189,016          $   73,959
Intersegment revenues                         517                 414                 323                  88
Depreciation and amortization               4,618               4,476               5,200                 576
Operating income                           (4,088)             (2,386)             (4,863)             (2,756)


                                                     TOTAL
                                       -----------------------------
                                           2000              1999
                                       ----------         ----------
Operating revenues                     $2,041,894         $1,479,081
Intersegment revenues                      15,939             41,351
Depreciation and amortization             145,618            133,616
Operating income                          171,329            149,685

                            CONSOLIDATED EDISON, INC.
                          SEGMENT FINANCIAL INFORMATION
                                     $000's

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                  ELECTRIC                                  GAS
                                       ------------------------------          ------------------------------
                                          2000                1999                2000                1999
                                       ----------          ----------          ----------          ----------
Operating revenues                     $3,043,511          $2,356,043          $  716,489          $  571,042
Intersegment revenues                      31,737              59,626               4,437               1,230
Depreciation and amortization             235,720             224,685              34,143              31,703
Operating income                          304,670             277,356             129,682             113,066


                                                   STEAM                                   OTHER
                                       ------------------------------          ------------------------------
                                          2000                1999                2000                1999
                                       ----------          ----------          ----------          ----------
Operating revenues                     $  244,858          $  193,611          $  355,627          $  134,971
Intersegment revenues                         934                 827                 691                 309
Depreciation and amortization               9,210               8,925               9,267               1,011
Operating income                           26,337              27,316              (6,651)             (9,585)


                                                     TOTAL
                                       ------------------------------
                                           2000              1999
                                       ----------         ----------
Operating revenues                     $4,360,485         $3,255,667
Intersegment revenues                      37,799             61,992
Depreciation and amortization             288,340            266,324
Operating income                          454,038            408,153

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                  BALANCE SHEET
                    AS AT JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                 As at
                                                                   ------------------------------------
                                                                   June 30, 2000      December 31, 1999
                                                                    -----------          -----------
                                                                        (Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
       Electric                                                     $10,872,604          $10,670,257
       Gas                                                            1,970,437            1,934,090
       Steam                                                            730,387              722,265
       General                                                        1,248,594            1,220,948
                                                                    -----------          -----------
             Total                                                   14,822,022           14,547,560
          Less: Accumulated depreciation                              4,534,397            4,384,783
                                                                    -----------          -----------
             Net                                                     10,287,625           10,162,777
       Construction work in progress                                    387,891              359,431
       Nuclear fuel assemblies and components,
           less accumulated amortization                                104,398               84,701
                                                                    -----------          -----------
                        NET UTILITY PLANT                            10,779,914           10,606,909
                                                                    -----------          -----------
CURRENT ASSETS
    Cash and temporary cash investments                                   1,164              349,033
    Accounts receivable - customer, less
         allowance for uncollectible accounts
         of $ 22,227 and $ 22,600                                       534,431              541,978
    Other receivables                                                    81,992               71,746
    Fuel, at average cost                                                23,666               23,641
    Gas in storage, at average cost                                      35,145               40,280
    Materials and supplies, at average cost                             145,139              138,300
    Prepayments                                                         271,125              178,693
    Other current assets                                                 37,936               32,513
                                                                    -----------          -----------
                        TOTAL CURRENT ASSETS                          1,130,598            1,376,184
                                                                    -----------          -----------
INVESTMENTS
    Nuclear decommissioning trust funds                                 314,774              305,717
    Other                                                                16,659               18,491
                                                                    -----------          -----------
                        TOTAL INVESTMENTS                               331,433              324,208
                                                                    -----------          -----------
DEFERRED CHARGES AND REGULATORY ASSETS
    Regulatory assets
         Future federal income tax                                      740,697              751,899
         Recoverable energy costs                                       245,129               78,650
         Divestiture - capacity replacement reconciliation               73,850               24,373
         Power contract termination costs                                72,659               71,861
         MTA business tax surcharge                                      59,938               60,712
         Property tax reconciliation                                     45,266               29,751
         Accrued unbilled gas revenue                                    43,594               43,594
         Other                                                          179,987              164,411
                                                                    -----------          -----------
                        Total regulatory assets                       1,461,120            1,225,251
    Other deferred charges                                              150,904              149,600
                                                                    -----------          -----------
                        TOTAL DEFERRED CHARGES AND
                             REGULATORY ASSETS                        1,612,024            1,374,851
                                                                    -----------          -----------
                                            TOTAL                   $13,853,969          $13,682,152
                                                                    ===========          ===========

The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                  BALANCE SHEET
                    AS AT JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                 As at
                                                                   --------------------------------------
                                                                   June 30, 2000        December 31, 1999
                                                                   -------------        -----------------
                                                                            (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
    Common stock                                                    $  1,482,341           $  1,482,341
    Repurchased CEI common stock                                        (962,092)              (940,477)
    Retained earnings                                                  3,906,176              3,887,993
    Capital stock expense                                                (35,951)               (36,086)
                                                                    ------------           ------------
           TOTAL COMMON SHAREHOLDERS' EQUITY                           4,390,474              4,393,771
                                                                    ------------           ------------
    Preferred stock
      Subject to mandatory redemption
               6-1/8% Series J                                            37,050                 37,050
                                                                    ------------           ------------
           TOTAL SUBJECT TO MANDATORY REDEMPTION                          37,050                 37,050
                                                                    ------------           ------------
      Other preferred stock
             $5 Cumulative Preferred                                     175,000                175,000
               4.65% Series C                                             15,330                 15,330
               4.65% Series D                                             22,233                 22,233
                                                                    ------------           ------------
                            TOTAL OTHER PREFERRED STOCK                  212,563                212,563
                                                                    ------------           ------------
                                  TOTAL PREFERRED STOCK                  249,613                249,613
                                                                    ------------           ------------
    Long - term debt                                                   4,418,735              4,243,080
                                                                    ------------           ------------
                                      TOTAL CAPITALIZATION             9,058,822              8,886,464
                                                                    ------------           ------------
NONCURRENT LIABILITIES
   Obligations under capital leases                                       32,931                 34,406
   Accumulated provision for injuries and damages                        119,633                110,131
   Pension and benefits reserve                                          113,861                 76,807
   Other noncurrent liabilities                                           17,210                 17,210
                                                                    ------------           ------------
                         TOTAL NONCURRENT LIABILITIES                    283,635                238,554
                                                                    ------------           ------------
CURRENT LIABILITIES
   Long - term debt due within one year                                  300,000                275,000
   Accounts payable                                                      714,508                505,357
   Notes payable                                                         109,930                495,371
   Customer deposits                                                     192,641                208,865
   Accrued taxes                                                          70,049                 23,272
   Accrued interest                                                       52,427                 51,581
   Accrued wages                                                          80,704                 79,408
   Other current liabilities                                             198,473                202,657
                                                                    ------------           ------------
                          TOTAL CURRENT LIABILITIES                    1,718,732              1,841,511
                                                                    ------------           ------------
DEFERRED CREDITS AND REGULATORY LIABILITIES
   Accumulated deferred federal income tax                             2,135,706              2,121,054
   Regulatory liabilities
        Gain on divestiture                                              307,130                306,867
        Accumulated deferred investment tax credits                      128,626                132,487
        Other                                                            221,318                155,215
                                                                    ------------           ------------
                          Total regulatory liabilities                   657,074                594,569

                          TOTAL DEFERRED CREDITS AND
                          REGULATORY LIABILITIES                       2,792,780              2,715,623
                                                                    ------------           ------------
                                               TOTAL                $ 13,853,969           $ 13,682,152
                                                                    ============           ============

The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                INCOME STATEMENT
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                        2000                   1999
                                                                     ------------           ------------
                                                                           (Thousands of Dollars)
OPERATING REVENUES
     Electric                                                        $  1,429,502           $  1,200,079
     Gas                                                                  217,380                189,701
     Steam                                                                 74,600                 52,878
                                                                     ------------           ------------
            TOTAL OPERATING REVENUES                                    1,721,482              1,442,658
                                                                     ------------           ------------
OPERATING EXPENSES
     Purchased power                                                      639,181                274,556
     Fuel                                                                  42,731                121,427
     Gas purchased for resale                                              90,628                 65,192
     Other operations                                                     239,195                261,982
     Maintenance                                                          121,556                103,286
     Depreciation and amortization                                        132,959                133,040
     Taxes, other than federal income tax                                 257,116                281,313
     Federal income tax                                                    32,160                 49,421
                                                                     ------------           ------------
            TOTAL OPERATING EXPENSES                                    1,555,526              1,290,217
                                                                     ------------           ------------
OPERATING INCOME                                                          165,956                152,441

OTHER INCOME (DEDUCTIONS)
     Investment income                                                        817                    130
     Allowance for equity funds used during construction                      400                    937
     Other income less miscellaneous deductions                            (2,315)                  (608)
     Federal income tax                                                     1,206                   (887)
                                                                     ------------           ------------
            TOTAL OTHER INCOME (DEDUCTIONS)                                   108                   (428)
                                                                     ------------           ------------
INCOME BEFORE INTEREST CHARGES                                            166,064                152,013

Interest on long-term debt                                                 81,148                 75,820
Other interest                                                             11,292                  4,061
Allowance for borrowed funds used during construction                        (905)                  (438)
                                                                     ------------           ------------
            NET INTEREST CHARGES                                           91,535                 79,443
                                                                     ------------           ------------
NET INCOME                                                                 74,529                 72,570
PREFERRED STOCK DIVIDEND REQUIREMENTS                                       3,398                  3,398
                                                                     ------------           ------------
NET INCOME FOR COMMON STOCK                                          $     71,131           $     69,172
                                                                     ============           ============
CON EDISON OF NEW YORK SALES
     Electric (thousands of kilowatthours)
        Con Edison of New York customers                                7,402,219              7,167,682
        Delivery service for Retail Choice                              2,120,980              1,817,004
        Delivery service to NYPA and others                             2,336,904              2,256,496
                                                                     ------------           ------------
            Total sales in service territory                           11,860,103             11,241,182
        Off-system and ESCO sales                                         877,683              2,470,029
     Gas (dekatherms)
        Firm sales and transportation                                  18,949,573             17,609,992
        Off-peak firm/interruptible                                     3,500,595              2,799,192
                                                                     ------------           ------------
            Total sales to Con Edison of New York customers            22,450,168             20,409,184
        Transportation of customer-owned gas
            NYPA                                                        5,756,826              2,251,072
            Other                                                      24,811,439              4,667,475
        Off-system sales                                                6,911,069              8,003,871
                                                                     ------------           ------------
            Total sales and transportation                             59,929,502             35,331,602
     Steam (thousands of pounds)                                        4,666,444              4,558,681

The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                INCOME STATEMENT
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                        2000                   1999
                                                                     ------------           ------------
                                                                           (Thousands of Dollars)
OPERATING REVENUES
     Electric                                                        $   2,852,663          $  2,410,274
     Gas                                                                   611,022               571,042
     Steam                                                                 244,858               193,611
                                                                      ------------           ------------
            TOTAL OPERATING REVENUES                                     3,708,543             3,174,927
                                                                      ------------           ------------
OPERATING EXPENSES
     Purchased power                                                     1,257,424               556,998
     Fuel                                                                  127,929               238,967
     Gas purchased for resale                                              250,180               213,253
     Other operations                                                      496,294               543,400
     Maintenance                                                           222,241               204,882
     Depreciation and amortization                                         264,498               265,313
     Taxes, other than federal income tax                                  527,419               580,189
     Federal income tax                                                    128,117               154,187
                                                                      ------------          ------------
            TOTAL OPERATING EXPENSES                                     3,274,102             2,757,189
                                                                      ------------          ------------
OPERATING INCOME                                                           434,441               417,738

OTHER INCOME (DEDUCTIONS)
     Investment income                                                       1,550                   192
     Allowance for equity funds used during construction                      (226)                1,909
     Other income less miscellaneous deductions                             (2,298)               (1,243)
     Federal income tax                                                        816                  (945)
                                                                      ------------          ------------
            TOTAL OTHER INCOME (DEDUCTIONS)                                   (158)                  (87)
                                                                      ------------          ------------
INCOME BEFORE INTEREST CHARGES                                             434,283               417,651

Interest on long-term debt                                                 157,898               151,663
Other interest                                                              22,762                 8,895
Allowance for borrowed funds used during construction                       (2,585)                 (892)
                                                                      ------------          ------------
            NET INTEREST CHARGES                                           178,075               159,666
                                                                      ------------          ------------
NET INCOME                                                                 256,208               257,985
PREFERRED STOCK DIVIDEND REQUIREMENTS                                        6,796                 6,796
                                                                      ------------          ------------
NET INCOME FOR COMMON STOCK                                          $     249,412          $    251,189
                                                                     =============          ============
CON EDISON OF NEW YORK SALES
     Electric (thousands of kilowatthours)
        Con Edison of New York customers                                15,018,669            15,573,926
        Delivery service for Retail Choice                               4,375,829             2,866,072
        Delivery service to NYPA and others                              4,811,793             4,729,835
                                                                      ------------          ------------
            Total sales in service territory                            24,206,291            23,169,833
        Off-system and ESCO sales                                        2,444,237             3,828,190
     Gas (dekatherms)
        Firm sales and transportation                                   60,647,576            58,205,342
        Off-peak firm/interruptible                                      8,355,644             7,962,748
                                                                      ------------          ------------
            Total sales to Con Edison of New York customers             69,003,220            66,168,090
        Transportation of customer-owned gas
            NYPA                                                         8,981,343             2,267,025
            Other                                                       45,133,010            11,468,573
        Off-system sales                                                15,809,633            16,461,693
                                                                      ------------          ------------
            Total sales and transportation                             138,927,206            96,365,381
     Steam (thousands of pounds)                                        14,892,054            14,774,938

The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                             2000                  1999
                                                                                          -----------           -----------
                                                                                                (Thousands of Dollars)
OPERATING ACTIVITIES
     Net income                                                                           $   256,208           $   257,985
     PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
         Depreciation and amortization                                                        264,498               265,313
         Federal income tax deferred                                                           21,235               (27,847)
         Common equity component of allowance for funds used during construction                  226                (1,909)
         Other non-cash charges                                                                 4,976                16,954
     CHANGES IN ASSETS AND LIABILITIES
         Accounts receivable - customer, less allowance for uncollectibles                      7,547                10,919
         Materials and supplies, including fuel and gas in storage                             (1,729)               66,435
         Prepayments, other receivables and other current assets                             (108,101)              (42,636)
         Enlightened Energy program costs                                                      12,463                18,987
         Deferred recoverable energy costs                                                   (166,479)                9,803
         Cost of removal less salvage                                                         (44,575)              (34,144)
         Power contract termination costs                                                      (1,050)               (1,050)
         Accounts payable                                                                     209,151                12,525
         Accrued income taxes                                                                  23,754                16,553
         Other-net                                                                             34,564                81,202
                                                                                          -----------           -----------
                   NET CASH FLOWS FROM OPERATING ACTIVITIES                                   512,688               649,090
                                                                                          -----------           -----------
INVESTING ACTIVITIES INCLUDING CONSTRUCTION
         Construction expenditures                                                           (370,878)             (271,035)
         Nuclear fuel expenditures                                                            (24,114)               (2,947)
         Contributions to nuclear decommissioning trust                                       (10,650)              (10,650)
         Common equity component of allowance for funds used during construction                 (226)                1,909
         Funds held - divestiture of utility plant                                                 --            (1,101,814)
         Divestiture of utility plant (net of federal income tax)                                  --             1,167,016
                                                                                          -----------           -----------
                    NET CASH FLOWS USED IN INVESTING ACTIVITIES
                         INCLUDING CONSTRUCTION                                              (405,868)             (217,521)
                                                                                          -----------           -----------
FINANCING ACTIVITIES INCLUDING DIVIDENDS
         Repurchase of common stock                                                           (29,454)             (423,500)
         Net proceeds from short-term debt                                                   (385,441)              221,498
         Issuance of long-term debt                                                           325,000               275,000
         Retirement of long-term debt                                                        (125,000)                   --
         Issuance and refunding costs                                                          (1,768)               (8,716)
         Common stock dividends                                                              (231,230)             (244,548)
         Preferred stock dividends                                                             (6,796)               (6,796)
                                                                                          -----------           -----------
                    NET CASH FLOWS FROM FINANCING ACTIVITIES
                                  INCLUDING DIVIDENDS                                        (454,689)             (187,062)
                                                                                          -----------           -----------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
         CASH INVESTMENTS                                                                    (347,869)              244,507

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                                              349,033                30,026
                                                                                          -----------           -----------
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30                                            $     1,164           $   274,533
                                                                                          ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
             Interest                                                                     $   151,794           $   145,132
             Income taxes                                                                      67,515               129,217

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

At June 30, 2000, Con Edison of New York had accrued $50.2 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible are to be deferred and subsequently reflected in rates. At June 30, 2000, $24.2 million of such costs had been deferred as a regulatory asset.

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

On February 15, 2000, Con Edison of New York shut down Indian Point 2 following a leak in one of its four steam generators. Nuclear Regulatory Commission approval will be required for restart.

On March 30, 2000, the New York State Public Service Commission (PSC) issued an order instituting a proceeding to investigate the Indian Point 2 outage and its causes and the prudence of the company's actions regarding the operation and maintenance of Indian Point 2 (the PSC Outage Proceeding). The order indicated that the examination should include, among other things, Con Edison of New York's inspection practices, the circumstances surrounding Indian Point 2's October 1997 to September 1998 outage, the basis for postponement of the steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

On May 25, 2000, Westchester County, New York sued the PSC and Con Edison of New York seeking to prevent the company from recovering costs relating to the ongoing outage. The suit, which is entitled The County of Westchester et al., v. Maureen O. Helmer, et al., was brought in the Supreme Court of the State of New York, County of Albany.

The costs resulting from the unavailability of Indian Point 2 to produce energy have been included in the purchased power costs that Con Edison of New York has billed to customers under PSC-approved rate provisions.

Con Edison of New York has commenced replacement of the steam generators with steam generators it has owned since 1988. The company expects the steam generator replacement to be completed by the end of 2000 and estimates that replacement will require additional expenditures (exclusive of replacement power costs) of up to $150 million.

At June 30, 2000, Con Edison had accrued $30 million for its potential liability to customers in connection with the ongoing outage.

On August 8, 2000, the Governor of State of New York signed into law an act (the Indian Point 2 Law) which provides that:

         "With respect to the February 15, 2000 outage at the Indian Point 2 Nuclear Facility, the New York state public service commission shall prohibit the Consolidated Edison Company from recovering from its ratepayers any costs associated with replacing the power from such facility. Such prohibition shall apply to any such costs incurred until the conclusion of such outage, or incurred at any time until all defective steam generation equipment at the facility has been replaced, whichever occurs later. Such prohibition shall apply to automatic adjustment mechanisms as well as base rates or any other rate recovery mechanism. The commission shall order the company to refund any such costs which have been recovered from ratepayers."

On August 9, 2000, the PSC issued an order with respect to the Indian Point 2 Law. The order directs Con Edison of New York to revise its electric tariff to prevent prospective recovery of these replacement power costs and, commencing September 2000, to implement a refund of all such costs collected since February 15, 2000. The order indicates that "the anticipated amount to be refunded to customers is approximately $162 million."

On August 14, 2000, the company initiated an action in the United States District Court for the Northern District of New York, entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., seeking to prevent implementation of the Indian Point 2 Law and to have the Indian Point 2 Law declared unconstitutional.

Con Edison of New York believes that the operation, maintenance and inspection practices related to Indian Point 2 have been prudent. However, if the Indian Point 2 Law is implemented and determined to be constitutional, Con Edison of New York will not recover from its customers its Indian Point 2 replacement power costs. In addition, Con Edison of New York is unable to predict whether or not any other Indian Point 2-related proceedings, lawsuits, legislation or other actions, including the PSC's Outage Proceeding, will have a material adverse effect on its financial position, results of operations or liquidity.

NOTE D - FINANCIAL INFORMATION BY BUSINESS SEGMENT




                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                          SEGMENT FINANCIAL INFORMATION
                                     $000's

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                 ELECTRIC                                  GAS
                                       ------------------------------          ------------------------------
                                          2000                1999                2000                1999
                                       ----------          ----------          ----------          ----------
Operating revenues                     $1,429,502          $1,200,079          $  217,380          $  189,701
Intersegment revenues                       2,142               2,698                 734                 615
Depreciation and amortization             113,396             112,573              14,945              15,991
Operating income                          140,064             130,207              29,979              24,620


                                                   STEAM                                    TOTAL
                                       ------------------------------          ------------------------------
                                          2000                1999                2000                1999
                                       ----------          ----------          ----------          ----------
Operating revenues                     $   74,600          $   52,878          $1,721,482          $1,442,658
Intersegment revenues                         517                 414               3,393               3,727
Depreciation and amortization               4,618               4,476             132,959             133,040
Operating income                           (4,087)             (2,386)            165,956             152,441



                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                          SEGMENT FINANCIAL INFORMATION
                                     $000's

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                   ELECTRIC                                 GAS
                                       ------------------------------          ------------------------------
                                          2000                1999                2000                1999
                                       ----------          ----------          ----------          ----------
Operating revenues                     $2,852,663          $2,410,274          $  611,022          $  571,042
Intersegment revenues                       5,327               5,395               1,437               1,230
Depreciation and amortization             225,612             224,685              29,676              31,703
Operating income                          286,801             277,356             121,303             113,066


                                                   STEAM                                  TOTAL
                                       ------------------------------          ------------------------------
                                          2000                1999                2000                1999
                                       ----------          ----------          ----------          ----------
Operating revenues                     $  244,858          $  193,611          $3,708,543          $3,174,927
Intersegment revenues                         934                 827               7,698               7,452
Depreciation and amortization               9,210               8,925             264,498             265,313
Operating income                           26,337              27,316             434,441             417,738

                        ORANGE AND ROCKLAND UTILITIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    AS AT JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                                     As at
                                                                                     ------------------------------------
                                                                                     June 30, 2000      December 31, 1999
                                                                                     -------------      -----------------
                                                                                          (Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST

       Electric                                                                    $     661,526             $     653,503
       Gas                                                                               268,770                   263,645
       General                                                                           107,410                   107,661
                                                                                      -----------               -----------
            Total                                                                      1,037,706                 1,024,809
       Less: accumulated depreciation                                                    361,855                   348,060
                                                                                      -----------               -----------
            Net                                                                          675,851                   676,749
       Construction work in progress                                                      27,246                    22,373
                                                                                      -----------               -----------
                                    NET UTILITIY PLANT                                   703,097                   699,122
                                                                                      -----------               -----------

CURRENT ASSETS:
       Cash and cash equivalents                                                          31,845                    78,927
       Customer accounts receivable, less allowance for
            uncollectable accounts of $4,450 and $5,395                                   52,660                    58,586
       Other accounts receivable, less allowance for
            uncollectable accounts of $1,482 and $1,401                                   23,137                    13,333
       Accrued utility revenue                                                            33,610                    24,181
       Gas in storage, at average cost                                                     8,473                    14,856
       Materials and supplies, at average cost                                             4,578                     4,333
       Prepayments                                                                        24,983                    20,761
       Other current assets                                                               20,602                    22,316
                                                                                      -----------               -----------
                                    TOTAL CURRENT ASSETS                                 199,888                   237,293
                                                                                      -----------               -----------

INVESTMENTS
       Non-Utility Property-net of accumulated depreciation and amortization               3,406                     3,415
       Other                                                                                   6                         6
                                                                                      -----------               -----------
                                    TOTAL INVESTMENTS                                      3,412                     3,421
                                                                                      -----------               -----------

DEFERRED CHARGES AND REGULATORY ASSETS
    Regulatory Assets
       Future federal income tax                                                          32,626                    33,115
       Recoverable energy costs                                                           35,371                    18,400
       Deferred revenue taxes                                                              9,457                    10,130
       Deferred pension and other postretirement benefits                                 42,831                    45,328
       Other regulatory assets                                                            48,448                    34,730
                                                                                      -----------               -----------
    Total regulatory assets                                                              168,733                   141,703
    Other deferred charges                                                                13,704                     7,237
                                                                                      -----------               -----------
                                    TOTAL DEFERRED CHARGES AND
                                         REGULATORY ASSETS                                182,437                  148,940
                                                                                      -----------               -----------
                                    TOTAL                                          $    1,088,834            $   1,088,776
                                                                                      ===========               ===========


The accompanying notes are an integral part of these financial statements.

                       ORANGE AND ROCKLAND UTILITIES, INC.
                                  BALANCE SHEET
                    AS AT JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                                     As at
                                                                                     --------------------------------------
                                                                                     June 30, 2000      December 31, 1999
                                                                                     -------------      -----------------
                                                                                          (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
    Common stock                                                                   $           5                   $     5
    Additional paid in capital                                                           194,499                    194,499
    Capital stock expense                                                                    -                          (25)
    Retained earnings                                                                    135,080                    137,535
                                                                                      -----------                -----------
TOTAL COMMON SHAREHOLDER'S EQUITY                                                        329,584                    332,014
    Long term debt                                                                       335,601                    281,524
                                                                                      -----------                -----------
                    TOTAL CAPITALIZATION                                                 665,185                    613,538
                                                                                      -----------                -----------

NON-CURRENT LIABILITIES:
    Pension and benefit reserve                                                          69,779                     66,950
    Other noncurrent liabilities                                                         34,888                     34,538
                                                                                      -----------                -----------
                TOTAL NON-CURRENT LIABILITIES                                           104,667                    101,488
                                                                                      -----------                -----------

CURRENT LIABILITIES:
    Long-term debt due within one year                                                   20,000                    120,000
    Notes payable                                                                        19,650                          -
    Accounts payable                                                                     56,182                     54,731
    Accrued federal income and other taxes                                                4,807                          -
    Customer deposits                                                                     6,651                      7,217
    Accrued interest                                                                      6,743                      8,521
    Other current liabilities                                                            53,661                     22,319
                                                                                      -----------                -----------
                  TOTAL CURRENT LIABILITIES                                             167,694                    212,788
                                                                                      -----------                -----------

    DEFERRED CREDITS AND REGULATORY LIABILITIES
    Deferred federal income taxes                                                       114,659                    119,509
    Deferred investment tax credits                                                       7,124                      7,351
    Regulatory liabilities and other deferred credits                                    29,505                     34,102
                                                                                      -----------                -----------
                    TOTAL DEFERRED CREDITS AND                                          151,288                    160,962
                        REGULATORY LIABILITIES                                        -----------                -----------

                           TOTAL                                                  $    1,088,834             $    1,088,776
                                                                                      ===========                ===========



The accompanying notes are an integral part of these financial statements.

                       ORANGE AND ROCKLAND UTILITIES, INC.
                          CONSOLIDATED INCOME STATEMENT
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                    Unaudited

                                                                     2000                 1999
                                                                  -----------           -----------
                                                                        (Thousands of Dollars)
OPERATING REVENUES
     Electric                                                     $   112,609           $   115,409
     Gas                                                               31,009                26,485
     Non-utility                                                           21                   543
                                                                  -----------           -----------
               TOTAL OPERATING REVENUES                               143,639               142,437
                                                                  -----------           -----------
OPERATING EXPENSES
     Purchased power                                                   54,435                23,960
     Fuel                                                                  --                10,384
     Gas purchased for resale                                          18,779                14,981
     Other operations                                                  28,829                66,109
     Maintenance                                                        6,584                 9,653
     Depreciation and amortization                                      7,460                 9,733
     Taxes, other than federal income tax                              14,530                21,458
     Federal income tax                                                 2,951                (4,712)
                                                                  -----------           -----------
               TOTAL OPERATING EXPENSES                               133,568               151,566
                                                                  -----------           -----------
OPERATING INCOME                                                       10,071                (9,129)

OTHER INCOME (DEDUCTIONS)
     Investment income                                                  1,280                   233
     Allowance for equity funds used during construction                   85                     6
     Other income and deductions                                          105                (2,022)
     Federal income tax                                                  (479)                  (13)
                                                                  -----------           -----------
            TOTAL OTHER INCOME (DEDUCTIONS)                               991                (1,796)
                                                                  -----------           -----------
Income before interest charges                                         11,062               (10,925)
INTEREST CHARGES
   Interest on long-term debt                                           5,107                 6,734
   Other interest                                                         749                 2,136
   Allowance for borrowed funds used during construction                 (128)                  (70)
                                                                  -----------           -----------
                TOTAL INTEREST CHARGES                                  5,728                 8,800
                                                                  -----------           -----------
NET INCOME (LOSS)                                                       5,334               (19,725)
PREFERRED AND PREFERENCE STOCK REQUIREMENTS                                --                   187
                                                                  -----------           -----------
NET INCOME (LOSS) FOR COMMON STOCK                                $     5,334           $   (19,912)
                                                                  ===========           ===========
ORANGE AND ROCKLAND SALES & DELIVERIES
   Electric - Thousands of killowatthours (Mwhr's)
      O&R Customers                                                 1,212,049             1,197,606
      Off-system sales                                                     --                71,400
                                                                  -----------           -----------
           Total Electric Sales & Deliveries                        1,212,049             1,269,006
                                                                  -----------           -----------
   Gas - Dekatherms (Dth)                                           4,916,392             4,830,683
                                                                  -----------           -----------


The accompanying notes are an integral part of these financial statements.

                       ORANGE AND ROCKLAND UTILITIES, INC.
                          CONSOLIDATED INCOME STATEMENT
                   FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                    UNAUDITED

                                                                     2000                   1999
                                                                  ------------           ------------
                                                                        (Thousands of Dollars)
OPERATING REVENUES
     Electric                                                     $    217,252           $    224,323
     Gas                                                               108,467                100,553
     Non-utility                                                           116                    616
                                                                  ------------           ------------
                TOTAL OPERATING REVENUES                               325,835                325,492
                                                                  ------------           ------------
OPERATING EXPENSES
     Purchased power                                                   109,171                 43,689
     Fuel                                                                   39                 23,064
     Gas purchased for resale                                           66,926                 56,944
     Other operations                                                   57,740                103,732
     Maintenance                                                        12,732                 18,610
     Depreciation and amortization                                      14,577                 19,221
     Taxes, other than federal income tax                               30,991                 46,255
     Federal income tax                                                  7,801                  2,493
                                                                  ------------           ------------
                TOTAL OPERATING EXPENSES                               299,977                314,008
                                                                  ------------           ------------
OPERATING INCOME                                                        25,858                 11,484

OTHER INCOME (DEDUCTIONS)
     Investment income                                                   4,385                    233
     Allowance for equity funds used during construction                   135                     15
     Other income and deductions                                          (243)                (2,187)
     Federal income tax                                                 (1,370)                   172
                                                                  ------------           ------------
             TOTAL OTHER INCOME (DEDUCTIONS)                             2,907                 (1,767)
                                                                  ------------           ------------
Income before interest charges                                          28,765                  9,717
INTEREST CHARGES
   Interest on long-term debt                                           11,670                 12,801
   Other interest                                                        1,253                  4,544
   Allowance for borrowed funds used during construction                  (202)                  (118)
                                                                  ------------           ------------
                 TOTAL INTEREST CHARGES                                 12,721                 17,227
                                                                  ------------           ------------
NET INCOME (LOSS)                                                       16,044                 (7,510)
PREFERRED AND PREFERENCE STOCK REQUIREMENTS                                 --                    886
                                                                  ------------           ------------
NET INCOME FOR (LOSS) COMMON STOCK                                $     16,044           $     (8,396)
                                                                  ============           ============
ORANGE AND ROCKLAND SALES & DELIVERIES
   Electric - Thousands of killowatthours (Mwhr's)
      O&R Customers                                                  2,403,530              2,355,913
      Off-system sales                                                   2,400                108,230
                                                                  ------------           ------------
            Total Electric Sales & Deliveries                        2,405,930              2,464,143
                                                                  ------------           ------------
   Gas - Dekatherms (Dth)                                           17,230,365             16,781,045
                                                                  ------------           ------------



The accompanying notes are an integral part of these financial statements.

                       ORANGE AND ROCKLAND UTILITIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                    Unaudited

                                                                                   2000               1999
                                                                                 ---------           ---------
                                                                                    (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net Income                                                                       $  16,044           $  (7,510)
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization                                                       14,577              19,221
Amortization of investment tax credit                                                 (227)             (6,083)
Federal income tax deferred                                                         (4,361)            (17,450)
Common equity component of allowance for funds used during construction               (135)                (15)
Other non-cash changes (debits)                                                      1,351                 577
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable -- net, and accrued utility revenue                             (3,503)             (5,302)
Materials and supplies, including fuel and gas in storage                            6,138               5,721
Prepayments, other receivables and other current assets                            (12,317)              7,455
Deferred recoverable energy costs                                                    2,697              11,688
Accounts payable                                                                     1,451              16,537
Refunds to customers                                                                   800               2,293
Other -- net                                                                        (5,544)             31,544
                                                                                 ---------           ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                            16,971              58,676
                                                                                 ---------           ---------
INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures                                                          (20,312)            (18,211)
Net proceeds from the sale of the electric generating assets                            --             339,272
Common equity component of allowance for funds used during construction                135                  15
                                                                                 ---------           ---------
NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION                 (20,177)            321,076
                                                                                 ---------           ---------
FINANCING ACTIVITIES
Issuance of long-term debt                                                          55,000              45,000
Retirement of long-term debt                                                      (100,026)             (2,341)
Retirement of preference and preferred stock                                            --             (43,516)
Retirement of capital lease obligations                                                 --              (1,472)
Short-term debt arrangements                                                        19,650             (82,403)
Common stock dividends                                                             (18,500)            (17,858)
Preferred stock dividends                                                               --                (886)
                                                                                 ---------           ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES INCLUDING DIVIDENDS                       (43,876)           (103,476)
                                                                                 ---------           ---------
NET (DECREASE) INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                     (47,081)            276,276
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                                    78,927               6,143
                                                                                 ---------           ---------
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30                                      31,846             282,419
                                                                                 ---------           ---------

Cash paid during the period for:

      Interest                                                                      14,811              14,224
      Income Taxes                                                                  27,819              11,000


 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - O&R

NOTE A - GENERAL

These footnotes accompany and form an integral part of the interim consolidated financial statements of Orange and Rockland Utilities, Inc. (O&R), a wholly-owned subsidiary of Consolidated Edison, Inc. (Con Edison). These financial statements are unaudited but, in the opinion of O&R's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited O&R financial statements (including the notes thereto) included in the combined Con Edison, Consolidated Edison Company of New York, Inc. and O&R Annual Report on Form 10-K for the year ended December 31, 1999 (the Form 10-K).

NOTE B - ENVIRONMENTAL AND OTHER LITIGATION

ENVIRONMENTAL MATTERS

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of O&R and may be present in its facilities and equipment. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may imposed for past acts, even though such past acts may have been lawful at the time they occurred.

At June 30, 2000, O&R had accrued $17.3 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, including the costs of investigating and remediating sites where the company or its predecessors manufactured gas. The total amount of liability is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under O&R's current gas rate agreement, O&R may defer for subsequent recovery through rates the costs of investigating and remediating manufactured gas sites. At June 30, 2000, $18.5 million of such costs had been deferred as a regulatory asset.

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

In May 2000, the New York State Department of Environmental Conservation (DEC) issued notices of violation to O&R and four other companies that have operated coal-fired electric generating facilities in New York State. The notices allege violations of the federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure of the companies to obtain DEC permits for physical modifications to their generating facilities and to install air pollution control equipment that would have reduced harmful emissions. The notice of violation received by O&R relates to the Lovett Generating Station that it sold in June 1999. O&R is unable to predict whether or not the alleged violations will have a material adverse effect on its financial position, results of operation or liquidity.

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

NOTE C - FINANCIAL INFORMATION BY BUSINESS SEGMENT



                       ORANGE AND ROCKLAND UTILTIES, INC.
                          SEGMENT FINANCIAL INFORMATION
                                     $000's

                 FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                  ELECTRIC                                  GAS
                                       ------------------------------          ------------------------------
                                          2000                1999                2000                1999
                                       ----------          ----------          ----------          ----------
Sales revenues                          $  112,609          $ 115,409            $ 31,009           $  26,485
Intersegment revenues                           2                   3                   -                   5
Depreciation and amortization               5,145               7,966               2,314               1,703
Operating income                           11,151              (6,891)               (914)             (1,311)


                                                   OTHER                                  TOTAL
                                       ------------------------------          ------------------------------
                                          2000                1999                2000                1999
                                       ----------          ----------          ----------          ----------
Sales revenues                         $       21           $     543          $  143,639           $ 142,437
Intersegment revenues                           -                   -                   2                   8
Depreciation and amortization                   1                  64               7,460               9,733
Operating income                             (166)               (927)             10,071              (9,129)

                       ORANGE AND ROCKLAND UTILTIES, INC.
                          SEGMENT FINANCIAL INFORMATION
                                     $000's

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                  ELECTRIC                                  GAS
                                       ------------------------------          ------------------------------
                                          2000                1999                2000                1999
                                       ----------          ----------          ----------          ----------
Sales revenues                         $ 217,252            $ 224,323           $ 108,467           $ 100,553
Intersegment revenues                          6                    7                   -                  37
Depreciation and amortization              10,108              15,807               4,467               3,320
Operating income                           17,869               3,546               8,379               9,558



                                                   OTHER                                  TOTAL
                                       ------------------------------          ------------------------------
                                          2000                1999                2000                1999
                                       ----------          ----------          ----------          ----------

Sales revenues                          $     116            $    616           $ 325,835           $ 325,492
Intersegment revenues                           -                   -                   6                  44
Depreciation and amortization                   2                  94              14,577              19,221
Operating income                             (390)             (1,620)             25,858              11,484

NOTE D - RELATED PARTY TRANSACTIONS

Each month O&R is invoiced by Con Edison and its affiliates for the cost of any services rendered to O&R by Con Edison and its affiliates. These services, provided primarily by Con Edison of New York, include substantially all administrative support operations such as corporate directorship and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. The cost of these services totaled $5.6 million during the first six months of 2000. In addition, O&R purchased $21.3 million of gas from Con Edison of New York during this period.

O&R provides certain recurring services to Con Edison of New York on a monthly basis, including cash receipts processing, rubber goods testing, and certain administrative services. The cost of these services totaled $3.7 million during the first six months of 2000. In addition, O&R sold $4.9 million of gas to Con Edison of New York during this period.

NOTE E- RESTATEMENT OF RETAINED EARNINGS

In July 1999, O&R's retained earnings as of the effective date of its acquisition by Con Edison was reclassified to additional paid in capital. See "Acquisition By Con Edison" immediately preceding Note A to the O&R financial statements included in the Form 10-K. As of June 30, 2000, O&R has reversed this reclassification. The amounts shown as additional paid in capital and retained earnings on O&R's December 31, 1999 balance sheet have been restated to reflect this reclassification. This classification did not change the total common shareholder's equity for any of the periods presented.

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

         The following discussion and analysis, which relates to the interim consolidated financial statements of Con Edison and its subsidiaries (including Con Edison of New York and, from its date of acquisition in July 1999, O&R) included in Part I, Item 1 of this report, should be read in conjunction with Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations (Con Edison's 10-K MD&A) in Item 7 of the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 1999 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K)
and Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations (Con Edison's First Quarter 10-Q MD&A) in Part I, Item 2 of the combined Con Edison, Con Edison of New York and O&R Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2000 (the First Quarter Form 10-Q). Reference is also made to the notes to the Con Edison financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and temporary cash investments and outstanding commercial paper (shown as notes payable on the balance sheet) at June 30, 2000 and December 31, 1999 were (amounts shown in millions):


                                          June 30, 2000       December 31, 1999
                                           --------------     -----------------

Cash and temporary cash investments           $ 37.7                 $485.1
Commercial paper                              $204.3                 $495.4


         Cash and temporary cash investments, net of commercial paper, decreased at June 30, 2000, compared to December 31, 1999, reflecting reduced cash flows from operations, increased construction expenditures by Con Edison of New York, investment in nonregulated electric generating facilities, long-term debt repayments and issuances and repurchases of common stock.

         Net cash flows from operating activities during the first six months of 2000 decreased $111.5 million, compared to the first six months of 1999, principally because net cash flows in the 2000 period reflect the effects of generation divestiture, including increased recoverable energy costs and accounts payable related to the purchase of electricity for customers.

         The approximately $1.1 billion of divestiture net proceeds that was held by Con Edison of New York at June 30, 1999 was used in 1999 to pay dividends to Con Edison (which it used to repay commercial paper issued to fund initially its acquisition of O&R), to repay commercial paper and for the Con Edison common stock repurchase program.

         Construction expenditures during the first six months of 2000 increased $120.2 million compared to the first six months of 1999, principally as a result of expenditures related to meeting load growth on Con Edison of New York's electric distribution system.

     In June 2000 an unregulated subsidiary of Con Edison purchased an 80 percent interest in a partnership that owns a 236-MW electric generating unit in Lakewood, New Jersey (the Lakewood Project) for $96.3 million. The Lakewood Project had $187 in long term debt outstanding which has been included in Con Edison's interim consolidated financial statements.

     In January  2000 Con Edison of New York repaid at maturity  $125 million of
7.6 percent Series 1992 C debentures.  In March 2000 O&R redeemed $80 million of
9.375 percent Series 1990 A debentures and $20 million of 6.14 percent Series 1993 C debentures.

     In May 2000 Con Edison of New York issued $325 million aggregate principal amount of 10-year 8.125 percent debentures. In June 2000 O&R issued $55 million of 10-year 7.5 percent debentures. See "Liquidity and Capital Resources - Capital Resources" in Con Edison's 10-K MD&A and in Con Edison's First Quarter 10-Q MD&A.

     During the first quarter of 2000, Con Edison purchased approximately 1.9 million shares of its common stock at an aggregate cost of $60.6 million. No shares were repurchased in the second quarter of 2000. See "Liquidity and Capital Resources - Stock Repurchases" in Con Edison's 10-K MD&A.

     Con Edison's accounts receivable - customer, less allowance for uncollectible accounts increased $38.2 million at June 30, 2000, compared with year-end 1999, due primarily to increased billings by Consolidated Edison Solutions, Inc., Con Edison's unregulated energy services subsidiary, reflecting pricing based on a higher wholesale cost of power. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 27.4 days at June 30, 2000, compared with 28.8 days at December 31, 1999. For O&R, the ENDRO was 35.0 days at June 30, 2000 and 40.4 days at December 31, 1999.


     Other receivables increased $44.7 million, compared with year-end 1999, due primarily to the inclusion in Con Edison's interim consolidated financial statements of other receivables of the Lakewood Project.

     Prepayments at June 30, 2000 include cumulative credits to pension expense for Con Edison of New York of $218.0 million, compared with $116.0 million at December 31, 1999. See Note D to the Con Edison financial statements included in
Item 8 of the Form 10-K.

     Recoverable  energy  costs  increased  $183.7  million  at June  30,  2000, compared with year-end 1999, reflecting increased purchased power costs discussed below in "Results of Operations," offset, partially, by the ongoing recovery of previously deferred amounts. See "Recoverable Fuel Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. Also see Note C to the Con Edison financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

         Other regulatory assets increased $76.2 million at June 30, 2000, compared with year-end 1999, reflecting the deferral of $49.5 million of electric capacity costs under contracts with the buyers of the generating assets sold by Con Edison of New York (see Note I to the Con Edison financial statements included in Item 8 of the Form 10-K), and the deferral of $19.1 million of Indian Point 2 refueling and maintenance outage expenses discussed below in "Results of Operations."

         Unfunded other post-employment benefit (OPEB) obligations (shown as pension and benefit reserve on the balance sheet) were $183.6 million at June 30, 2000, compared to $143.8 million at December 31, 1999. Con Edison's policy is to fund its estimated OPEB costs to the extent deductible under current tax limitations. O&R's obligations also include a reserve for its supplemental executive retirement program. See Note E to the Con Edison financial statements included in Item 8 of the Form 10-K.

         The accumulated provision for injuries and damages was $128.1 million at June 30, 2000, compared to $119.0 million at December 31, 1999. The increase resulted primarily from increased workers' compensation claims.

     Accounts payable increased $259.9 million, compared with year-end 1999, due primarily to the higher costs of power purchases.

     Accrued taxes increased $58.3 million, compared to year-end 1999, due principally to timing differences.

     Other regulatory liabilities increased $61.5 million, compared with year-end 1999, reflecting the accrual of a $30 million liability relating to the ongoing Indian Point 2 outage (see "Nuclear Generation," below) and the deferral for future refund to customers of $26.9 million of certain transmission revenues received from the New York Independent System Operator, offset by the recognition of $22.3 million of previously deferred revenues relating to a scheduled Indian Point 2 refueling and maintenance outage.

CAPITAL RESOURCES

         Con Edison's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:


                                           June 30, 2000      December 31, 1999
                                           --------------     -----------------

Earnings to fixed charges (SEC basis)           3.77                 4.04
Common equity ratio*                            50.9                 53.1

*  Common shareholders' equity as a percentage of total capitalization

NORTHEAST UTILITIES

     In April 2000 Con Edison and Northeast Utilities shareholders approved Con Edison's pending acquisition of Northeast Utilities. In June 2000 the Federal Energy Regulatory Commission approved the acquisition. Approvals are still required by utility regulators in New York, New Hampshire, Connecticut, and the Securities and Exchange Commission. In addition, the Hart-Scott-Rodino Antitrust Improvements Act and the related rules and regulations prohibit Con Edison from completing the acquisition until applicable waiting periods requirements have been satisfied. Con Edison is in the process of responding to requests for additional information from the Department of Justice. In June 2000, to partially hedge its interest rate risk with respect to financing the approximately $1.8 billion cash portion of the merger consideration, Con Edison purchased, for $8.9 million, cash-settled options expiring in December 2000 on an aggregate $800 million notional amount of interest rate swap contracts. See "Liquidity and Capital Resources - Northeast Utilities Merger" in Con Edison's 10-K MD&A.

REGULATORY MATTERS

         In April 2000 Con Edison of New York, pursuant to its 1997 restructuring agreement, reduced its electric rates by approximately $103 million annually and expanded its electric Retail Choice program to a maximum of 3,000 MW of peak load. See "Regulatory Matters - Electric" in Con Edison's 10-K MD&A.

         In May 2000 the installed capacity market of the New York Independent System Operator commenced operations, and Con Edison of New York ended its purchases of capacity under agreements with the buyers of the generating assets it sold in 1999. See Note I to the Con Edison financial statements in Item 8 of the Form 10-K.

 NUCLEAR GENERATION

         Con Edison of New York's Indian Point 2 nuclear generating unit was shut down on February 15, 2000 following a leak in one of its four steam generators. See "Nuclear Generation" in Con Edison's 10-K MD&A and Con Edison's First Quarter Form 10-Q MD&A, the combined Con Edison and Con Edison of New York Current Report on Form 8-K, dated March 30, 2000 and Note C to the Con Edison financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

FINANCIAL MARKET RISKS

         Reference is made to "Financial Market Risks" in Con Edison's 10-K MD&A. At June 30, 2000 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the company.

ENVIRONMENTAL MATTERS

         For information concerning potential liabilities of the company arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see the notes to Con Edison's financial statements included in Part I, Item 1 of this report and also see Part II, Item 3 of this report.

RESULTS OF OPERATIONS

Second Quarter of 2000 Compared with Second Quarter of 1999

         Con Edison's net income for common stock for the second quarter of 2000 was $68.7 million or $.33 a share (based upon an average of 212.0 million common shares outstanding), compared with $66.4 million or $.30 a share (based upon an average of 226.0 million common shares outstanding) for the second quarter of 1999. O&R financial results are not included in earnings for periods prior to its July 1999 acquisition by Con Edison.

Earnings for the quarters ended June 30, 2000 and 1999 were as follows:


        (Millions of dollars)                 2000                  1999
                                              -----                 ----

     Con Edison of New York                   $71.1                $69.2
     O&R                                        5.3                  ---
     Nonregulated subsidiaries                 (4.0)                (2.2)
     Other*                                    (3.7)                (0.6)
     Con Edison                               $68.7                $66.4

   * Includes holding company expenses (including amortization of $2.7 million of goodwill from the acquisition of O&R) and intercompany eliminations.

         Con Edison's earnings for the second quarter of 2000, compared to the second quarter of 1999, increased $2.3 million, reflecting $5.3 million of O&R earnings, $23.2 million of increased pension credits (see Note D to the Con
Edison financial statements included in Item 8 of the Form 10-K), $5.5 million of lower employee benefit expenses and higher electric sales of $57.3 million as a result of weather and the favorable economy for Con Edison of New York, offset, partially, by $27.8 million of increased distribution expense, $23.4 million of rate reductions under Con Edison of New York's 1997 electric restructuring plan (see "Regulatory Matters - Electric" in Con Edison's 10-K MD&A and "Regulatory Matters," above), $11.2 million of expenses incurred and the accrual of a $15 million liability relating to the ongoing Indian Point 2 outage.

         Con Edison estimates that the divestiture of most of Con Edison of New York's electric generating capacity in 1999 did not significantly impact its earnings per share in the 2000 period. The company estimates that reductions in property taxes, depreciation and other operating and maintenance costs, its acquisition of O&R and the common stock repurchase program have substantially offset the effects of divestiture.

         A comparison of the results of operations of Con Edison for the second quarter of 2000 compared to the second quarter of 1999 follows.

Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

(Millions of dollars)            Increases (Decreases)     Increases (Decreases)
                                         Amount                  Percent


Operating revenues                        $562.8                 38.1%

Purchased power - electric and steam       505.2                  (A)

Fuel - electric and steam                  (74.0)                (61.0)

Gas purchased for resale                    86.5                  (A)

Operating revenues less purchased power,    45.1                  4.5
fuel and gas purchased for resale (net
revenues)

Other operations and maintenance            36.3                  9.5

Depreciation and amortization               12.0                  9.0

Taxes, other than federal income tax        (9.6)                (3.4)

Federal income tax                         (15.2)               (31.6)

Operating income                            21.6                 14.5

Other income less deductions and             0.2                  (A)
  related federal income tax

Net interest charges                        19.5                 24.4

Preferred stock dividend                     -                     -
 requirements

Net income for common stock                 $2.3                  3.5%

(A)  Amounts in excess of 100 percent

         A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are its electric, gas and steam utility businesses. For additional information about Con Edison's business segments, see the notes to the Con Edison financial statements included in Part I, Item 1 of this report.

Electric

         Con Edison's electric operating revenues in the second quarter of 2000 increased $368.7 million, compared to the second quarter of 1999, reflecting Con Edison of New York's increased sales volumes and increased purchased power costs (which it bills to customers under PSC-approved rate provisions), offset by electric rate reductions of approximately $23.4 million. The increase also reflects $112.6 million of O&R electric operating revenues. See Note C to the Con Edison financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

         Electricity sales volume in Con Edison of New York's service territory increased 5.5 percent in the second quarter of 2000, compared to the second quarter of 1999. The increase in sales volume reflects the continued strength of the New York City economy. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased 3.7 percent in the 2000 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

         Con Edison of New York's purchased power costs increased $359.0 million in the second quarter of 2000, compared to the second quarter of 1999, as a result of its divestiture of most of its generating capacity in 1999, the ongoing Indian Point 2 outage and increases in the price of purchased power. Fuel costs decreased $91.0 million as a result of generation divestiture.

     Con Edison's electric operating income increased $21.0 million in the second quarter of 2000, compared to the second quarter of 1999. The principal components of the increase were: O&R's electric operating income of $11.1 million and an increase in Con Edison of New York's electric operating income of $9.9 million, comprised primarily of a reduction in net revenues (operating revenues less fuel and purchased power) of $38.5 million, $11.2 million of expenses incurred and the accrual of a $15 million liability relating to the ongoing Indian Point 2 outage, offset by lower pension expenses ($18.4 million), lower employee benefit expenses ($4.8 million), property taxes ($15.8 million), Federal income tax ($15.8 million) and the deferral of $12.4 million of electric capacity costs.

     The increase in the 2000 period in other operations and maintenance expenses reflects certain expenses relating to Indian Point 2 and a $37.7 million decrease in expenses relating to Con Edison of New York's other electric generating assets (most of which were sold in 1999). Refueling and maintenance procedures that had been planned for a previously scheduled April 2000 outage have been performed as part of the ongoing Indian Point 2 outage. Refueling and maintenance expenses of $18.7 million and a like amount of revenues were recognized in income in the second quarter of 2000. An additional $19.1 million of refueling and maintenance expenses have been deferred for recovery through rates during the remaining months of the rate year ending March 2001. See "Outage Accounting" in Note G to the Con Edison financial statements included in the Form 10-K. In addition operation and maintenance expenses in the second quarter of 2000 reflect $11.2 million of other expenses related to the ongoing Indian Point 2 outage.

Gas

         Con Edison's gas operating revenues and gas operating income increased $57.3 million and $4.4 million, respectively, in the second quarter of 2000, compared to the second quarter of 1999. These changes reflect O&R's gas operating revenues of approximately $31.0 million and gas operating loss of $0.9 million, and Con Edison of New York's increased gas sales and transportation volumes.

         Gas sales and transportation volume for Con Edison of New York's firm customers increased 7.6 percent in the second quarter of 2000, compared to the second quarter of 1999. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volume increased
0.7 percent in the 2000 period.

         A weather-normalization provision that applies to the gas businesses of Con Edison's utility subsidiaries operating in New York moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

         Con Edison's steam operating revenues increased $21.7 million and operating income decreased $1.7 million in the second quarter of 2000, compared to the second quarter of 1999. The higher revenues reflect Con Edison of New York's increased fuel and purchased power costs (which it bills to customers under the fuel adjustment clause applicable to steam sales).

         Steam sales volume increased 2.3 percent in the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 0.1 percent in the 2000 period.

Net Interest Charges

         Net interest charges increased $19.5 million in the 2000 period, reflecting primarily the addition of $5.7 million of O&R debt expense and, with respect to Con Edison of New York, $5.6 million of increased interest on long-term borrowings, $1.9 million of increased interest related to short-term borrowing and $4.0 million of interest accrued on the gain on generation divestiture that has been deferred for disposition by the PSC.

Six Months Ended June 30, 2000 Compared with the Six Months Ended June 30, 1999

         Con Edison's net income for common stock for the six months ended June 30, 2000 was $256.9 million or $1.21 a share (based upon an average of 212.4 million common shares outstanding), compared with $243.0 million or $1.06 a share (based upon an average of 228.5 million common shares outstanding) for the six months ended June 30, 1999. O&R financial results are not included in earnings for periods prior to its July 1999 acquisition by Con Edison.

         Earnings for the six months ended June 30, 2000 and 1999 were as follows:


        (Millions of dollars)                 2000                  1999
                                              -----                 ----

     Con Edison of New York                  $249.4               $251.2
     O&R                                       16.0                  ---
     Nonregulated subsidiaries                 (1.7)                (7.9)
     Other*                                    (6.8)                (0.3)
     Con Edison                              $256.9               $243.0


                  * Includes holding company expenses (including amortization of $5.5 million of goodwill from the acquisition of O&R) and intercompany eliminations.

         Con Edison's earnings for the first six months of 2000, compared to the first six months of 1999, increased $13.9 million, reflecting $16.0 million of O&R earnings, $57.0 million of increased pension credits (see Note D to the Con Edison financial statements included in Item 8 of the Form 10-K), $5.0 million of lower employee benefits expenses and higher electric sales of $78.0 million as a result of weather and the favorable economy for Con Edison of New York, offset, partially, by $40.2 million of increased distribution and transmission expense, $47.6 million of rate reductions under Con Edison of New York's 1997 electric restructuring plan (see "Regulatory Matters - Electric" in Con Edison's 10-K MD&A and "Regulatory Matters," above), $15.2 million of expenses incurred and the accrual of a $30 million liability relating to the ongoing Indian Point 2 outage.

         Con Edison estimates that the divestiture of most of Con Edison of New York's electric generating capacity in 1999 did not significantly impact its earnings per share in the 2000 period. The company estimates that reductions in property taxes, depreciation and other operating and maintenance costs, its acquisition of O&R and the common stock repurchase program have substantially offset the effects of divestiture.

         A comparison of the results of operations of Con Edison for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 follows.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

(Millions of dollars)            Increases (Decreases)     Increases (Decreases)
                                         Amount                  Percent

Operating revenues                        $1,104.8                33.9%

Purchased power - electric and steam         946.5                 (A)

Fuel - electric and steam                   (105.3)              (44.1)

Gas purchased for resale                     172.3                66.7

Operating revenues less purchased power,      91.3                 4.2
fuel and gas purchased for resale (net
revenues)

Other operations and maintenance              57.8                 7.4

Depreciation and amortization                 22.0                 8.3

Taxes, other than federal income tax         (18.9)               (3.2)

Federal income tax                           (15.5)              (10.4)

Operating income                              45.9                11.2

Other income less deductions and               0.8                47.7
related federal income tax

Net interest charges                          32.8                20.5

Preferred stock dividend                        -                   -
 requirements

Net income for common stock                  $13.9                 5.7%

      (A)  Amounts in excess of 100 percent

         A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are its electric, gas and steam utility businesses. For additional information about Con Edison's business segments, see the notes to the Con Edison financial statements included in Part I, Item 1 of this report.

                                     - 39 -
Electric

         Con Edison's electric operating revenues for the six months ended June 30, 2000 increased $687.5 million compared to the comparable period of 1999, reflecting Con Edison of New York's increased sales volumes and increased purchased power costs (which it bills to customers under PSC-approved rate provisions), offset by electric rate reductions of approximately $47.6 million. The increase also reflects $217.3 million of O&R electric operating revenues. See Note C to the Con Edison financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

         Electricity sales volume in Con Edison of New York's service territory increased 4.5 percent for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase in sales volume reflects the continued strength of the New York City economy. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased 3.4 percent in the 2000 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

         Con Edison of New York's purchased power costs increased $693.5 million in the six months ended June 30, 2000, compared to the six months ended June 30,1999, as a result of its divestiture of most of its generating capacity in 1999, the ongoing Indian Point 2 outage and increases in the price of purchased power. Fuel costs decreased $145.6 million as a result of generation divestiture.

         Con Edison's electric operating income increased $27.3 million for the six months ended June 30, 2000 from the comparable 1999 period. The principal components of the increase were: O&R's electric operating income of $17.9 million and an increase in Con Edison of New York's electric operating income of $9.4 million, comprised primarily of a reduction in net revenues (operating revenues less fuel and purchased power) of $105.5 million, $15.2 million of expenses incurred and the accrual of a $30 million liability relating to the ongoing Indian Point 2 outage, offset by lower pension expenses ($45.5 million), employee benefit expenses ($4.9 million), property taxes ($35.7 million), Federal income tax ($23.5 million) and the deferral of $49.5 million of electric capacity costs.

     The increase in the 2000 period in other operations and maintenance expenses reflects certain expenses relating to Indian Point 2 and a $71.4 million decrease in expenses relating to Con Edison of New York's other electric generating assets (most of which were sold in 1999). Refueling and maintenance procedures that had been planned for a previously scheduled April 2000 outage have been performed as part of the ongoing Indian Point 2 outage. Refueling and maintenance expenses of $36.7 million and a like amount of revenues were recognized in income in the 2000 period. An additional $19.1 million of refueling and maintenance expenses have been deferred for recovery through rates during the remaining months of the rate year ending March 2001. See "Outage Accounting" in Note G to the Con Edison financial statements included in the Form 10-K. In addition operation and maintenance expenses in the second quarter of 2000 reflect $15.2 million of other expenses related to the ongoing Indian Point 2 outage.

                                     - 40 -
Gas

         Con Edison's gas operating revenues and gas operating income increased $145.4 million and $16.6 million, respectively, for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. These changes reflect O&R's gas operating revenues of approximately $108.5 million and gas operating income of approximately $8.4 million, and Con Edison of New York's increased gas sales and transportation volumes.

         Gas sales and transportation volume for Con Edison of New York's firm customers increased 4.2 percent in the six months ended June 30, 2000, compared to the six months ended June 30, 1999. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volume increased 1.2 percent in the 2000 period.

         A weather-normalization provision that applies to the gas businesses of Con Edison's utility subsidiaries operating in New York moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

         Con Edison's steam operating revenues increased $51.2 million and operating income decreased $1.0 million for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The higher revenues reflect Con Edison of New York's increased fuel and purchased power costs (which it bills to customers under the fuel adjustment clause applicable to steam sales).

         Steam sales volume increased slightly (0.8 percent) in the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 0.7 percent in the 2000 period.

Net Interest Charges

         Net interest charges increased $32.8 million in the 2000 period, reflecting primarily the addition of $12.7 million of O&R debt expense and, with respect to Con Edison of New York, $6.8 million of increased interest on long-term borrowings, $7.9 million of increased interest related to short-term borrowing and $4.0 million of interest accrued on the gain on generation divestiture that has been deferred for disposition by the PSC.

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

         This discussion and analysis should be read in conjunction with Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R) Annual Reports on Form 10-K for the year ended December 31, 1999 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations (Con Edison of New York's First Quarter 10-Q MD&A) in Part I, Item 2 of the combined Con Edison, Con Edison of New York and O&R Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2000 (Con Edison of New York's First Quarter Form 10-Q). Reference is also made to the notes to the financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and temporary cash investments and outstanding commercial paper (shown as notes payable on the balance sheet) at June 30, 2000 and December 31, 1999 were (amounts shown in millions):


                                          June 30, 2000       December 31, 1999
                                           --------------     -----------------

Cash and temporary cash investments           $  1.2                $349.0
Commercial paper                              $109.9                $495.4

         Cash and temporary cash investments, net of commercial paper, decreased at June 30, 2000, compared to December 31, 1999, reflecting reduced cash flows from operations, increased construction expenditures and long-term debt repayments and issuances.

     Net cash flows from operating activities during the first six months of 2000 decreased $136.4 million, compared to the first six months of 1999, principally because net cash flows in the 2000 period reflect the effects of generation divestiture, including increased recoverable energy costs and accounts payable related to the purchase of electricity for customers.

         The approximately $1.1 billion of divestiture net proceeds that was held by Con Edison of New York at June 30, 1999 was used in 1999 to pay dividends to Con Edison (which it used to repay commercial paper issued to fund initially its acquisition of O&R), to repay commercial paper and for the Con Edison common stock repurchase program.

         Construction expenditures during the first six months of 2000 increased $99.8 million, compared to the first six months of 1999, principally as a result of expenditures related to meeting load growth on the company's electric distribution system.

         In January 2000 Con Edison of New York repaid at maturity $125 million of 7.6 percent Series 1992 C debentures.

         In May 2000 Con Edison of New York issued $325 million aggregate principal amount of 10-year 8.125 percent debentures. See "Liquidity and Capital Resources - Capital Resources" in Con Edison of New York's 10-K MD&A and in Con Edison of New York's First Quarter 10-Q MD&A.

         Con Edison of New York's accounts receivable - customer, less allowance for uncollectible accounts decreased $7.5 million at June 30, 2000, compared with year-end 1999. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 27.4 days at June 30, 2000, compared with 28.8 days at December 31, 1999.

         Prepayments at June 30, 2000 include cumulative credits to pension expense of $218.0 million, compared with $116.0 million at December 31, 1999. See Note D to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

     Recoverable  energy  costs  increased  $166.5  million  at June  30,  2000, compared with year-end 1999, reflecting increased purchased power costs discussed below in "Results of Operations," offset, partially, by the ongoing recovery of previously deferred amounts. See "Recoverable Fuel Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K. Also see Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).


         Deferred charges for divestiture - capacity replacement reconciliation increased $49.5 million at June 30, 2000, compared with year-end 1999, reflecting the deferral of additional electric capacity costs under contracts with the buyers of the generating assets sold by Con Edison of New York. See Note G to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

         Other regulatory assets increased $15.6 million at June 30, 2000, compared with year-end 1999, reflecting the deferral of $19.1 million of Indian Point 2 refueling and maintenance outage expenses discussed below in "Results of Operations."

         Unfunded other post-employment benefit (OPEB) obligations (shown as pension and benefit reserve on the balance sheet) were $113.9 million at June 30, 2000, compared to $76.8 million at December 31, 1999. Con Edison of New York's policy is to fund its estimated OPEB costs to the extent deductible under current tax limitations. See Note E to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

         The accumulated provision for injuries and damages was $119.6 million at June 30, 2000, compared to $110.1 million at December 31, 1999. The increase resulted primarily from increased workers' compensation claims.

     Accounts payable increased $209.2 million, compared with year-end 1999, due primarily to the higher costs of power purchases.

     Accrued taxes increased $46.8 million, compared to year-end 1999, due principally to timing differences.

         Other regulatory liabilities increased $66.1 million, compared with year-end 1999, reflecting the accrual of a $30 million liability relating to the ongoing outage at Indian Point 2 (see "Nuclear Generation," below) and the deferral for future refund to customers of $26.9 million of certain transmission revenues received from the New York Independent System Operator, offset by the recognition of $22.3 million of previously deferred revenues relating to a scheduled Indian Point 2 refueling and maintenance outage.

CAPITAL RESOURCES

         Con Edison of New York's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:

                                          June 30, 2000       December 31, 1999
                                           --------------     -----------------

Earnings to fixed charges (SEC basis)          3.91                  4.17
Common equity ratio*                           48.5                  49.4

*  Common shareholders' equity as a percentage of total capitalization

COLLECTIVE BARGAINING AGREEMENTS

           In June 2000 Con Edison of New York concluded a four-year collective bargaining agreement with the union representing approximately two-thirds of its employees. The agreement, among other things, provides for general wage increases of 3.0 percent in each of the first three years and 2.5 percent in year four, with a potential 0.5 percent merit increase in each year.

REGULATORY MATTERS

         In April 2000 Con Edison of New York, pursuant to its 1997 restructuring agreement, reduced its electric rates by approximately $103 million annually and expanded its electric Retail Choice program to a maximum of 3,000 MW of peak load. See "Regulatory Matters - Electric" in Con Edison of New York's 10-K MD&A.

         In May 2000 the installed capacity market of the New York Independent System Operator commenced operations, and Con Edison of New York ended its purchases of capacity under agreements with the buyers of the generating assets it sold in 1999. See Note I to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

NUCLEAR GENERATION

     Con Edison of New York's Indian Point 2 nuclear generating unit was shut down on February 15, 2000 following a leak in one of its four steam generators. See "Nuclear Generation" in Con Edison of New York's 10-K MD&A and Con Edison of New York's First Quarter Form 10-Q MD&A, the combined Con Edison and Con Edison of New York Current Report on Form 8-K, dated March 30, 2000 and Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

FINANCIAL MARKET RISKS

         Reference is made to "Financial Market Risks" in Con Edison of New York's 10-K MD&A. At June 30, 2000 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the company.

ENVIRONMENTAL MATTERS

         For information concerning potential liabilities of Con Edison of New York arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see the notes to Con Edison of New York's financial statements included in Part I, Item 1 of this report and also see Part II, Item 3 of this report.

RESULTS OF OPERATIONS

Second Quarter of 2000 Compared with Second Quarter of 1999

            Con Edison of New York's net income for common stock for the second quarter of 2000 was $71.1 million, compared with $69.2 million for the second quarter of 1999. Con Edison of New York's net income reflects higher electric sales of $57.3 million as a result of weather and the favorable economy and increased pension credits of $23.2 million, offset, partially, by electric rate reductions of $23.4 million, increased distribution expenses of $22.5 million, $11.2 million of expenses incurred and the accrual of a $15 million liability relating to the ongoing Indian Point 2 outage.

         A comparison of the results of operations of Con Edison of New York for the second quarter of 2000 compared to the second quarter of 1999 follows.

Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

(Millions of dollars)            Increases (Decreases)     Increases (Decreases)
                                         Amount                  Percent

Operating revenues                       $278.8                  19.3%

Purchased power - electric and steam      364.6                   (A)

Fuel - electric and steam                 (78.7)                (64.8)

Gas purchased for resale                   25.4                  39.0

Operating revenues less purchased power,  (32.5)                 (3.3)
fuel and gas purchased for resale (net
revenues)

Other operations and maintenance           (4.4)                 (1.2)

Depreciation and amortization              (0.1)                 (0.1)

Taxes, other than federal income tax      (24.2)                 (8.6)

Federal income tax                        (17.3)                (34.9)

Operating income                           13.5                   8.9

Other income less deductions and            0.5                   (A)
related federal income tax

Net interest charges                       12.1                  15.2

Net income for common stock                $1.9                   2.8%

         (A)  Amounts in excess of 100 percent

         A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its electric, gas and steam utility businesses. For additional information about Con Edison of New York's business segments, see the notes to the Con Edison of New York financial statements included in Part I,
Item 1 of this report.

                                     - 45 -
Electric

         Con Edison of New York's electric operating revenues in the second quarter of 2000 increased $229.4 million, compared to the second quarter of 1999. The increase reflects increased sales volumes and increased purchased power costs (which it bills to customers under PSC-approved rate provisions) offset by electric rate reductions of approximately $23.4 million. See Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

         Con Edison of New York's electric sales, excluding off-system sales, for the second quarter of 2000 compared with the second quarter of 1999 were:

                               Millions of Kwhrs.

Description                                        Three Months         Three Months                       Percent
                                                       Ended                Ended           Variation     Variation
                                                  June 30, 2000        June 30, 1999
                                                  --------------       --------------     ------------  ------------
Residential/Religious                                      2,610                 2,469           141           5.7%
Commercial/Industrial                                      4,688                 4,578           110           2.4
Other                                                        104                   121           (17)        (14.0)
                                                   --------------       --------------     ------------  ------------
  Total Full Service Customers                             7,402                 7,168           234           3.3

Retail Choice Customers                                    2,121                 1,817           304          16.7
                                                   --------------       --------------     ------------  ------------
   Sub-total                                               9,523                 8,985           538           6.0
                                                  --------------        --------------     ------------  ------------
NYPA, Municipal Agency and Other Sales                     2,337                 2,256            81           3.6
                                                   --------------       --------------     ------------  ------------
   Total Service Area                                     11,860                11,241           619           5.5%


         Electricity sales volume in Con Edison of New York's service territory increased 5.5 percent in the second quarter of 2000, compared to the second quarter of 1999. The increase in sales volume reflects the continued strength of the New York City economy. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased 3.7 percent in the 2000 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

         Con Edison of New York's purchased power costs increased $359.0 million in the second quarter of 2000, compared to the second quarter of 1999, as a result of its divestiture of most of its generating capacity in 1999, increases in the price of purchased power, and the ongoing Indian Point 2 outage. Fuel costs decreased $91.0 million as a result of generation divestiture.

         Con Edison of New York's electric operating income increased $9.9 million in the second quarter of 2000, compared with the second quarter of 1999, as a result of decreased net revenues (operating revenues less fuel and purchased power) of $38.5 million, $11.2 million of expenses incurred and the accrual of a $15 million liability relating to the ongoing Indian Point 2 outage, offset by reduced pension expenses ($18.4 million), employee benefit expenses ($4.8 million), property taxes ($15.8 million), Federal income tax ($15.8 million) and the deferral of $12.4 of electric capacity costs.

     The increase in the 2000 period in other operations and maintenance expenses reflects certain expenses relating to Indian Point 2 and a $37.7 million decrease in expenses relating to Con Edison of New York's other electric generating assets (most of which were sold in 1999). Refueling and maintenance procedures that had been planned for a previously scheduled April 2000 outage have been performed as part of the ongoing Indian Point 2 outage. Refueling and maintenance expenses of $18.7 million and a like amount of revenues were recognized in income in the second quarter of 2000. An additional $19.1 million of refueling and maintenance expenses have been deferred for recovery through rates during the remaining months of the rate year ending March 2001. See "Outage Accounting" in Note G to the Con Edison of New York financial statements included in the Form 10-K. In addition operation and maintenance expenses in the second quarter of 2000 reflect $11.2 million of other expenses related to the ongoing Indian Point 2 outage.

Gas

         Con Edison of New York's gas operating revenues and gas operating income increased $27.7 million and $5.4 million, respectively, in the second quarter of 2000, compared to the second quarter of 1999. These changes reflect increased gas sales and transportation volumes.

         Gas sales and transportation volume for Con Edison of New York's firm customers increased 7.6 percent in the second quarter of 2000, compared to the 1999 period. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volume increased 0.7 percent in the 2000 period.

         A  weather-normalization  provision  that  applies to Con Edison of New
York's  gas  business  moderates,   but  does  not  eliminate,   the  effect  of
weather-related changes on gas operating income.

Steam

         Con Edison of New York's steam operating revenues increased $21.7 million and operating income decreased $1.7 million in the second quarter of 2000, compared to the second quarter of 1999. The higher revenues reflect increased fuel and purchased power costs (which it bills to customers under the fuel adjustment clause applicable to steam sales).

         Steam sales volume increased 2.3 percent in the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 0.1 percent in the 2000 period.

Net Interest Charges

         Net interest charges increased $12.1 million in the 2000 period, reflecting $5.6 million of increased interest on long-term borrowings, $1.9 million of increased interest related to short-term borrowing and $4.0 million of interest accrued on the gain on generation divestiture that has been deferred for disposition by the PSC.

Six Months Ended June 30, 2000 Compared with the Six Months Ended June 30, 1999

         Con Edison of New York's net income for common stock for the six months ended June 30, 2000 was $249.4 million, compared with $251.2 million for the six months ended June 30, 1999. Con Edison of New York's net income reflects higher electric sales of $78.0 million as a result of weather and the favorable economy and increased pension credits of $57.0 million, offset by electric rate reductions of $47.6 million, increased distribution expenses of $33.5 million, $15.2 million of expenses incurred and the accrual of a $30 million liability relating to the ongoing Indian Point 2 outage.

            A comparison of the results of operations of Con Edison of New York for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 follows.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

(Millions of dollars)            Increases (Decreases)     Increases (Decreases)
                                         Amount                  Percent

Operating revenues                       $533.6                   16.8%

Purchased power - electric and steam      700.4                    (A)

Fuel - electric and steam                (111.0)                 (46.5)

Gas purchased for resale                   36.9                   17.3

Operating revenues less purchased power,  (92.7)                  (4.3)
fuel and gas purchased for resale (net
revenues)

Other operations and maintenance          (29.7)                  (4.0)

Depreciation and amortization              (0.8)                  (0.3)

Taxes, other than federal income tax      (52.8)                  (9.1)

Federal income tax                        (26.1)                 (16.9)

Operating income                           16.7                    4.0

Other income less deductions and           (0.1)                 (81.6)
related federal income tax

Net interest charges                       18.4                   11.5

Net income for common stock               $(1.8)                  (0.7)%

     (A)  Amounts in excess of 100 percent

         A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its electric, gas and steam utility businesses. For additional information about Con Edison of New York's business segments, see the notes to the Con Edison of New York financial statements included in Part I,
Item 1 of this report.

                                     - 48 -
Electric

         Con Edison of New York's electric operating revenues in the six months ended June 30, 2000 increased $442.4 million, compared to the six months ended June 30, 1999. The increase reflects increased sales volumes and increased purchased power costs (which it bills to customers under PSC-approved rate provisions), offset by electric rate reductions of approximately $47.6 million. See Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

         Con Edison of New York's electric sales, excluding off-system sales, for the six months ended June 30, 2000 compared with the six months ended June 30, 1999 were:

                               Millions of Kwhrs.

Description                                        Six Months           Six Months                        Percent
                                                       Ended                Ended           Variation     Variation
                                                  June 30, 2000        June 30, 1999
                                                  --------------       --------------     ------------  ------------

Residential/Religious                                      5,407                5,193            214           4.1%
Commercial/Industrial                                      9,371               10,120           (749)         (7.4)
Other                                                        240                  261            (21)         (8.1)
                                                   --------------       --------------     ------------  ------------
  Total Full Service Customers                            15,018               15,574           (556)         (3.6)

Retail Choice Customers                                    4,376                2,866           1,510         52.7
                                                   --------------       --------------     ------------  ------------
  Sub-total                                               19,394               18,440             954          5.2
                                                   --------------       --------------     ------------  ------------
NYPA, Municipal Agency and Other Sales                     4,812                4,730              82          1.7
                                                   --------------       --------------     ------------  ------------
   Total Service Area                                     24,206               23,170            1,036         4.5%



         Electricity sales volume in Con Edison of New York's service territory increased 4.5 percent for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase in sales volume reflects the continued strength of the New York City economy. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased 3.4 percent in the 2000 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

         Con Edison of New York's purchased power costs increased $693.5 million for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, as a result of its divestiture of most of its generating capacity in 1999, increases in the price of purchased power, and the ongoing Indian Point 2 outage. Fuel costs decreased $145.6 million as a result of generation divestiture.

         Con Edison of New York's electric operating income increased $9.4 million in the six months ended June 30, 2000, compared with the six months ended June 30, 1999, as a result of decreased net revenues (operating revenues less fuel and purchased power) of $105.5 million, increased distribution and transmission expenses associated with system reinforcement and the relocation of company facilities to avoid interference with municipal infrastructure projects of $33.1 million, $15.2 million of expenses incurred and the accrual of a $30 million liability relating to the ongoing Indian Point 2 outage, offset by reduced pension expenses ($45.5 million), employee benefit expenses ($4.9 million), property taxes ($35.7 million), Federal income tax ($23.5 million) and the deferral of $49.5 million of electric capacity costs.

     The increase in the 2000 period in other operations and maintenance expenses reflects certain expenses relating to Indian Point 2 and a $71.4 million decrease in expenses relating to Con Edison of New York's other electric generating assets (most of which were sold in 1999). Refueling and maintenance procedures that had been planned for a previously scheduled April 2000 outage have been performed as part of the ongoing Indian Point 2 outage. Refueling and maintenance expenses of $36.7 million and a like amount of revenues were recognized in income in the 2000 period. An additional $19.1 million of refueling and maintenance expenses have been deferred for recovery through rates during the remaining months of the rate year ending March 2001. See "Outage Accounting" in Note G to the Con Edison of New York financial statements included in the Form 10-K. In addition operation and maintenance expenses in the 2000 period reflect $15.2 million of other expenses related to the ongoing Indian Point 2 outage.

Gas

         Con Edison of New York's gas operating revenues and gas operating income increased $40.0 million and $8.2 million, respectively, for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. These changes reflect increased gas sales and transportation volumes and higher pension credits.

         Gas sales and transportation volume for Con Edison of New York's firm customers increased 4.2 percent for the six months ended June 30, 2000, compared to the 1999 period. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volume increased
1.2 percent in the 2000 period.

         A  weather-normalization  provision  that  applies to Con Edison of New
York's  gas  business  moderates,   but  does  not  eliminate,   the  effect  of
weather-related changes on gas operating income.

Steam

         Con Edison of New York's steam operating revenues increased $51.2 million and operating income decreased $1.0 million for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The higher revenues reflect increased fuel and purchased power costs (which it bills to customers under the fuel adjustment clause applicable to steam sales).

         Steam sales volume increased slightly (0.8 percent) in the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 0.7 percent in the 2000 period.

Net Interest Charges

         Net interest charges increased $18.4 million in the 2000 period, reflecting $6.8 million of increased interest on long-term borrowings, $7.9 million of increased interest related to short-term borrowing and $4.0 million of interest accrued on the gain on generation divestiture that has been deferred for disposition by the PSC.

O&R MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         Orange and Rockland Utilities, Inc. (O&R), a wholly-owned subsidiary of Consolidated Edison, Inc. (Con Edison), meets the conditions specified in General Instruction H to Form 10-Q and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as Con Edison, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, this O&R Management's Narrative Analysis of the Results of Operations is included in this report, and O&R has omitted from this report the information called for by Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations).

         O&R's net income for common stock for the six month period ended June 30, 2000 was $16.0 million, $24.4 million higher than the corresponding 1999 period. The 1999 period included $21.5 million of non-recurring merger and divestiture related charges. Excluding the impact of these charges, net income would have increased $2.9 million in the 2000 period, compared to the corresponding 1999 period. This increase was due primarily to higher electric and gas sales, and reduced operation and maintenance expenses, property taxes, depreciation expense and interest charges, offset, in part, by electric rate changes implemented in the third quarter of 1999.

          In June 2000 O&R concluded a new four-year collective bargaining agreement with the union representing approximately 65 percent of its employees. The O&R agreement, among other things, provides for general wage increases of
3.25 percent in the first year, and 3.0 percent for the next two years and 3.25 percent in the fourth year of the contract.

         A comparison of the results of operations of O&R for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 follows.


(Millions of dollars)            Increases (Decreases)     Increases (Decreases)
                                         Amount                  Percent


Operating revenues                        $0.3                     0.1%

Purchased power - electric                65.5                     (A)

Fuel - electric                          (23.0)                    (A)

Gas purchased for resale                  10.0                    17.5

Operating revenues less purchased power, (52.2)                  (25.8)
fuel and gas purchased for resale (net
revenues)

Other operations and maintenance         (51.9)                  (42.4)

Depreciation and amortization             (4.7)                  (24.2)

Taxes, other than federal income tax     (15.3)                  (33.0)

Federal income tax                         5.3                    (A)

Operating income                          14.4                    (A)

Other income less deductions and           4.6                    (A)
related federal income tax

Net interest charges                      (4.5)                  (26.2)

Preferred stock dividend                  (0.9)                   (A)
requirements

Net income for common stock              $24.4                    (A)

(A)  Amounts in excess of 100 percent

         A discussion of O&R's operating revenues by business segment follows. O&R's principal business segments are its electric and gas utility businesses. For additional information about O&R's business segments, see the notes to the O&R financial statements included in Part I, Item 1 of this report.

         Electric operating revenues decreased $7.1 million in the six months ended June 30, 2000, compared to the corresponding 1999 period. In the 1999 period, O&R reduced revenues by $3.2 million to reflect a liability to refund to customers this portion of the proceeds of its June 1999 divestiture of the company's electric generating assets. Excluding the impact of this non-recurring accrual, electric operating revenues would have decreased $10.3 million in the 2000 period, compared to the corresponding 1999 period. This decrease was attributable primarily to the rate reductions implemented by O&R in July and August 1999. These rate reductions were made as a result of the divestiture by O&R of its generating capacity in June 1999 and O&R's acquisition by Con Edison in July 1999. See Note A to the O&R financial statements in Item 8 of the combined Con Edison, Con Edison of New York and O&R Annual Report on Form 10-K for the year ended December 31, 1999 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K).

           O&R's electric energy sales in the six months ended June 30, 2000 increased 2.0 percent to 2,403,530 megawatt hours (MWhr) from 2,355,913 MWhr in the corresponding 1999 period. The increase was due primarily to the continued strength of the economy. After adjusting for variations, principally weather and billing days, electricity sales were 2.8 percent higher in the 2000 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

         O&R's purchased power costs increased $65.5 million during the six months ended June 30, 2000, compared to the corresponding 1999 period. Fuel costs decreased $23.0 million in the 2000 period. These variations are attributable primarily to the June 1999 divestiture of the company's electric generating assets, higher customer sales, and increases in the cost of purchased energy. O&R`s purchased power and fuel costs are recoverable from O&R's customers under rate provisions approved by the appropriate state utility regulatory commissions and did not impact earnings in the 2000 or 1999 periods.

         O&R's gas operating revenues increased $7.9 million in the six months ended June 30, 2000, compared to the corresponding 1999 period. The increase was due primarily to recovery from customers of higher gas costs and increases in gas sales and transportation volumes in the 2000 period. O&R's total sales of gas to customers during the 2000 period totaled 17,230,365 Dekatherms (Dth), compared with 16,781,045 Dth during the 1999 period, an increase of 2.7 percent.

         O&R's revenues from gas sales in New York are subject to a weather normalization clause. After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volume to firm customers was 0.2 percent lower for the 2000 period, compared to the 1999 period.

         O&R's cost of gas purchased for resale increased $10 million in the six months ended June 30, 2000, compared to the corresponding 1999 period, due primarily to higher gas costs and an increase in firm sales for the period.

         O&R's other operation and maintenance expenses decreased $51.9 million in the six months ended June 30, 2000, compared to the corresponding 1999 period, due primarily to the June 1999 divestiture of the company's electric generating assets and operating efficiencies resulting from Con Edison's July 1999 acquisition of the company.

         Taxes other than federal income tax decreased $15.3 million in the six months ended June 30, 2000, compared to the corresponding 1999 period, due primarily to reduced property taxes resulting from the June 1999 divestiture of the company's electric generating assets.

         O&R's other income increased $4.7 million in the six months ended June 30, 2000, compared to the corresponding 1999 period, due primarily to interest earned on proceeds from the June 1999 divestiture of the company's electric generating assets. In addition, the 1999 period included non-recurring adjustments to expense related to O&R's acquisition by Con Edison of $1.3 million.

         O&R's interest charges decreased $4.5 million in the six months ended June 30, 2000, compared to the corresponding 1999 period, due primarily to lower debt outstanding as a result of repayment of indebtedness with a portion of the proceeds from the June 1999 divestiture of the company's electric generating assets.

         O&R redeemed all outstanding shares of its preferred stock in April 1999 and therefore had no preferred stock dividend requirements in the six months ended June 30, 2000.

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

PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

CON EDISON

NORTHEAST UTILITIES SHAREHOLDERS' SUIT

Reference is made to "Northeast Utilities Shareholders Suit" in Part II, Item 1, Legal Proceedings in the combined Con Edison, Con Edison of New York and O&R Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (the "First Quarter Form 10-Q")

CON EDISON OF NEW YORK

SUPERFUND - ARTHUR KILL TRANSFORMER SITE

Reference is made to "Superfund - Arthur Kill Transformer Site" in Part I, Item 3, Legal Proceedings of the combined Con Edison, Con Edison of New York and O&R Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") and in Part II, Item 1, Legal Proceedings in the First Quarter Form 10-Q.

SUPERFUND - MANUFACTURED GAS SITES

Reference is made to "Superfund - Manufactured Gas Sites" in Part I, Item 3, Legal Proceedings of the Form 10-K.

Coal tar and other manufactured gas plant-related contamination have been detected in the soil and groundwater beneath a Con Edison of New York electric distribution substation in White Plains, New York. Based on the limited testing conducted to date, it appears that the contamination extends to at least one neighboring property and possibly others. Additional studies are planned to delineate the full extent of the contamination. Depending on the results of those studies and the cleanup requirements imposed by the DEC, the costs of cleaning up the contamination could exceed $10 million.

SUPERFUND - BCF OIL REFINING SITE


In May 2000, the United States Environmental Protection Agency (EPA) designated Con Edison of New York and numerous other parties as potentially responsible parties (PRPs) for the BCF Oil Refining Site in Brooklyn, New York. The site was operated as a waste oil reprocessing facility from the late 1970's until August 1994, when the facility was forced to close down because its storage and processing tanks had become contaminated with elevated concentrations of polychlorinated biphenyls (PCBs). In November 1994, the owners of the site sued Con Edison of New York, alleging that its shipments of waste oil and oily wastewater to the facility were the source of the high concentration of PCBs that had contaminated the facility's tanks. The action was dismissed after a jury verdict in Con Edison of New York's favor. However, the facility's tanks still contain significant quantities of PCB-contaminated oil and EPA has determined that an emergency cleanup program estimated to cost $2.1 million is required for them. EPA is currently attempting to negotiate with the owners of the facility for the implementation of the required emergency cleanup program, but has indicated that it may order PRPs who shipped waste oil to the facility to implement or to fund the program if the facility owners do not agree to carry out the program.

SUPERFUND - MATTIACE PETROCHEMICAL COMPANY SITE


In July 2000, Con Edison of New York was served with an EPA Superfund information request for the Mattiace Petrochemical Company Superfund Site in Glen Cove, New York. According to EPA, the Mattiace Petrochemical Company processed, blended, repacked, and distributed solvents at the site from the mid-1960's until 1987. Between 1974 and 1982, Mattiace Petrochemical's affiliate, the M&M Drum Company, cleaned and refurbished metal drums at the site. Since 1988, EPA has spent in excess of $12 million conducting emergency removal and cleanup work at the site. Con Edison of New York is presently investigating whether it shipped hazardous substances to the site. While the investigation is not yet complete, it appears that during the early 1980's, Con Edison of New York purchased naphta and a mineral spirit solvent from Mattiace Petrochemical and sold scrap drums to Mattiace and M&M Drum.

EMPLOYEES' CLASS ACTION

Reference is made to "Employees' Class Action" in Part I, Item 3, Legal Proceedings of the Form 10-K. In June 2000, the court preliminarily approved a settlement agreement between Con Edison of New York and the plaintiffs. If the agreement receives final approval, the company will pay an estimated aggregate $10 million (including attorneys' fees) and will take certain actions with respect to its personnel practices. At June 30, 2000, the company had approximately $10 million accrued as its liability with respect to this action.

INDIAN POINT 2 OUTAGE LITIGATION

Reference is made to Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

O&R

SHAREHOLDER LAWSUITS

Reference is made to "Shareholder Lawsuits" in Part I, Item 3, Legal Proceedings of the Form 10-K and in Part II, Item 1, Legal Proceedings in the First Quarter Form 10-Q. In May 2000, the trial court dismissed plaintiffs' actions and imposed sanctions on plaintiffs' counsel in Suzanne Hennessy, et al. v. D. Louis Peoples, et al.

O&R CLEAN AIR ACT PROCEEDING

In May 2000, the New York State Department of Environmental Conservation ("DEC") issued notices of violation to O&R and four other companies that have operated coal-fired electric generating facilities in New York State. The notices allege violations of the federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure of the companies to obtain DEC permits for physical modifications to their generating facilities and to install air pollution control equipment that would have reduced harmful emissions. The notice of violation received by O&R relates to the Lovett Generating Station that it sold in June 1999. O&R is unable to predict whether or not the alleged violations will have a material adverse effect on its financial position, results of operation or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CON EDISON

(a) At the Annual Meeting of Stockholders of Con Edison on May 15, 2000, the stockholders of Con Edison voted to elect management's nominees for the Board of Directors, to ratify and approve the appointment of Con Edison's independent accountants, and not to adopt a stockholder proposal. 161,785,528 shares of Common Stock of Con Edison, representing approximately 76.21% of the 212,292,190 shares of Common Stock outstanding and entitled to vote, were present at the meeting in person or by proxy.

(b) The name of each nominee for election as a member of Con Edison's Board of Directors and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

                                              VOTES             VOTES
                                              FOR             WITHHELD

E. VIRGIL CONWAY                            159,242,410       2,543,118
PETER W. LIKINS                             159,481,540       2,303,988
RUTH M. DAVIS                               159,243,513       2,542,015
EUGENE R. MCGRATH                           159,439,504       2,346,024
GORDON J. DAVIS                             158,276,938       3,508,590
ELLEN V. FUTTER                             159,413,924       2,371,604
RICHARD A. VOELL                            159,079,447       2,706,081
SALLY HERNANDEZ-PINERO                      159,320,147       2,465,381
STEPHEN R. VOLK                             158,928,813       2,856,715
JOAN S. FREILICH                            159,496,944       2,288,584
MICHAEL J. DEL GIUDICE                      159,475,634       2,309,894
GEORGE CAMPBELL, JR.                        159,431,695       2,353,833

(c) The results of the vote on the appointment of PricewaterhouseCoopers LLP as independent accountants for Con Edison for 2000 were as follows: 159,387,727 shares were voted for this proposal; 1,057,945 shares were voted against the proposal; and 1,339,856 shares were abstentions.

(d) The following stockholder-proposed resolution was voted upon by the stockholders of Con Edison at the Annual Meeting:

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

The results of the vote on this proposal were as follows: 17,246,681 shares were voted for this proposal; 108,946,848 shares were voted against the proposal; 4,900,600 shares were abstentions; and 30,691,399 shares were broker nonvotes

CON EDISON OF NEW YORK

At the Annual Meeting of Stockholders of Con Edison of New York on May 15, 2000, all 235,488,094 outstanding shares of common stock of Con Edison of New York were voted to elect as members of Con Edison of New York's Board of Trustees management's nominees for the Board of Trustees (George Cambell, Jr., E. Virgil Conway, Ruth M. Davis, Gordon J. Davis, Joan S. Freilich, Ellen V. Futter, Sally Hernandez-Pinero, Peter W. Likins, Eugene R. McGrath, Richard A. Voel and Stephen R. Volk), and to ratify and approve the appointment of PricewaterhouseCoopers LLP as Con Edison of New York's independent accountants for 2000. All of the common stock of Con Edison of New York is owned by Con Edison.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)   EXHIBITS


CON EDISON

Exhibit 10        The Consolidated Edison, Inc. Discount Stock Plan.

Exhibit 12.1 Statement of computation of Con Edison's ratio of earnings to fixed charges for the twelve-month periods ended
                  June 30, 2000 and 1999.

Exhibit 27.1      Financial Data Schedule for Con Edison.*



CON EDISON OF NEW YORK

Exhibit 12.2 Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the twelve-month periods ended June 30, 2000 and 1999.

Exhibit 27.2      Financial Data Schedule for Con Edison of New York.*




O&R

Exhibit 12.3 Statement of computation of O&R's ratio of earnings to fixed charges for the twelve-month periods ended June 30, 2000 and 1999.

Exhibit 27.3      Financial Data Schedule for O&R.*







-----------
*To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.

(b)      REPORTS ON FORM 8-K

CON EDISON

Con Edison, along with Con Edison of New York, filed a combined Current Report on Form 8-K, dated March 29, 2000, reporting (under Item 5) the information contained in the supplement to the joint proxy statement/prospectus referred to under "Northeast Utilities Shareholders' Suit" in the discussion of Con Edison's legal proceedings in Part II, Item 1 of the First Quarter Form 10-Q. Con Edison, along with O&R, filed a combined Current Report on Form 8-K, dated May 25, 2000, reporting (under Item 5) the proceeding referred to under "O&R Clean Air Act Proceeding" in the discussion of O&R's legal proceedings in Part II, Item 1 of this report.

CON EDISON OF NEW YORK

Con Edison of New York, along with Con Edison, filed a combined Current Report on Form 8-K, dated March 29, 2000, reporting (under Item 5) the information contained in supplement to the joint proxy statement/prospectus referred to under "Northeast Utilities Shareholders' Suit" in the discussion of Con Edison's legal proceedings in Part II, Item 1 of the First Quarter Form 10-Q. Con Edison of New York also filed a Current Report, dated May 3, 2000, reporting (under
Item 5) the issuance and sale of $325 million aggregate principal amount of its 8 1/8% Debentures, Series 2000 A.

O&R

O&R, along with Con Edison, filed a combined Current Report on Form 8-K, dated May 25, 2000, reporting (under Item 5) the proceeding referred to under "O&R Clean Air Act Proceeding" in the discussion of O&R's legal proceedings in Part II, Item 1 of this report. O&R also filed a Current Report, dated June 13, 2000, reporting (under Item 5) the issuance and sale of $55 million aggregate principal amount of its 7.50 % Debentures, Series 2000 A.

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

                                              CONSOLIDATED EDISON, INC.

                                              CONSOLIDATED EDISON COMPANY
                                                    OF NEW YORK, INC.


DATE: August 14, 2000                         By   Joan S. Freilich
                                                   Joan S. Freilich
                                               Executive Vice President, Chief
                                                 Financial Officer and Duly
                                                    Authorized Officer



                                             ORANGE AND ROCKLAND UTILITIES, INC.


DATE: August 14, 2000                         By      Hyman Schoenblum
                                                      Hyman Schoenblum
                                               Vice President, Chief Financial
                                             Officer and Duly Authorized Officer