Form 10-Q
period 2000-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC
filed 2000-11-14
CIK 1047862, 23632, 74778

Form 10-Q
Securities and Exchange Commission
Washington, D.C. 20549

/x/	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended September 30, 2000
or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer ID. Number

1-14514	Consolidated Edison, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-3965100
1-1217	Consolidated Edison Company of New York, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-5009340
1-4315	Orange and Rockland Utilities, Inc. One Blue Hill Plaza, Pearl River, New York 10965 (914) 352-6000	New York	13-1727729

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of the close of business on October 31, 2000, Consolidated Edison, Inc. ("Con Edison") had outstanding 211,990,844 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Consolidated Edison Company of New York, Inc. ("Con Edison of New York") and Orange and Rockland Utilities, Inc. ("O&R").

O&R meets the conditions specified in general instruction H (1) (a) and (b) of form 10-Q and is therefore filing this form with the reduced disclosure format.

Table of Contents

			PAGE

Filing Format			3
Forward-Looking Statements			3
Part I.	Financial Information
Item 1.	Financial Statements
	Con Edison	Consolidated Balance Sheet	4-5
		Consolidated Income Statements	6-7
		Consolidated Statement of Cash Flows	8
		Notes to Financial Statements	9
	Con Edison	Consolidated Balance Sheet	14-15
	of New York	Consolidated Income Statements	16-17
		Consolidated Statement of Cash Flows	18
		Notes to Financial Statements	19
	O&R	Consolidated Balance Sheet	23-24
		Consolidated Income Statements	25-26
		Consolidated Statement of Cash Flows	27
		Notes to Financial Statements	28
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Con Edison		32
	Con Edison of New York		49
	O&R		*
O&R Management's Narrative Analysis of the Results of Operations			64
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Con Edison		68
	Con Edison of New York		68
	O&R		*
Part II.	Other Information
Item 1.	Legal Proceedings		69
Item 6.	Exhibits and Reports on Form 8-K		71

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, Con Edison's pending acquisition of Northeast Utilities, the ongoing Indian Point 2 outage, technological developments, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, and other presently unknown or unforeseen factors.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

	As at
As at September 30, 2000 and December 31, 1999 (Unaudited)	September 30, 2000	December 31, 1999

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,621,217	$11,323,826
Gas	2,263,998	2,197,735
Steam	732,371	722,265
General	1,369,405	1,328,544
Unregulated generating assets	351,702	48,583

TOTAL	16,338,693	15,620,953
Less: Accumulated depreciation	5,028,658	4,733,613

NET	11,310,035	10,887,340
Construction work in progress	497,748	381,804
Nuclear fuel assemblies and components, less accumulated amortization	106,757	84,701

NET UTILITY PLANT	11,914,540	11,353,845

CURRENT ASSETS
Cash and temporary cash investments	72,810	485,050
Accounts receivable - customer, less allowance for uncollectible accounts of $29,675 and $34,821	800,019	647,545
Other receivables	108,137	98,454
Fuel, at average cost	23,040	24,271
Gas in storage, at average cost	75,586	55,387
Materials and supplies, at average cost	160,347	142,905
Prepayments	495,676	197,671
Other current assets	81,901	61,395

TOTAL CURRENT ASSETS	1,817,516	1,712,678

INVESTMENTS
Nuclear decommissioning trust funds	335,444	305,717
Other	214,871	182,201

TOTAL INVESTMENTS	550,315	487,918

DEFERRED CHARGES AND REGULATORY ASSETS
Goodwill	419,328	427,496
Regulatory assets
Future federal income tax	750,353	785,014
Recoverable energy costs	218,566	95,162
Power contract termination costs	73,063	71,861
Accrued unbilled revenues	74,105	67,775
Divestiture - capacity replacement reconciliation	73,850	24,373
Deferred revenue taxes	67,685	60,712
Property tax reconciliation	49,229	29,751
Deferred pension and other postretirement benefits	43,956	57,630
Deferred environmental remediation costs	74,990	13,330
Other	193,448	172,504

TOTAL REGULATORY ASSETS	1,619,245	1,378,112
Other deferred charges	187,006	171,427

TOTAL DEFERRED CHARGES AND REGULATORY ASSETS	2,225,579	1,977,035

TOTAL	$16,507,950	$15,531,476

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

	As at
As at September 30, 2000 and December 31, 1999 (Unaudited)	September 30, 2000	December 31, 1999

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, authorized 500,000,000 shares; outstanding 211,986,844 shares and 213,810,634 shares	$1,482,346	$1,482,341
Retained earnings	5,111,002	4,921,089
Treasury stock, at cost; 23,210,700 shares and 21,358,500 shares	(1,014,740)	(955,311)
Capital stock expense	(35,884)	(36,112)

TOTAL COMMON SHAREHOLDERS' EQUITY	5,542,724	5,412,007

Preferred stock subject to mandatory redemption	37,050	37,050
Other preferred stock	212,563	212,563
Long-term debt	5,222,309	4,524,604

TOTAL CAPITALIZATION	11,014,646	10,186,224

NONCURRENT LIABILITIES
Obligations under capital leases	32,283	34,544
Accumulated provision for injuries and damages	131,528	119,010
Pension and benefits reserve	187,130	143,757
Other noncurrent liabilities	51,124	42,865

TOTAL NONCURRENT LIABILITIES	402,065	340,176

CURRENT LIABILITIES
Long-term debt due within one year	158,910	395,000
Notes payable	243,004	495,371
Accounts payable	832,264	615,983
Customer deposits	203,158	204,421
Accrued taxes	122,009	18,389
Accrued interest	81,680	60,061
Accrued wages	81,217	79,408
Other current liabilities	297,247	232,706

TOTAL CURRENT LIABILITIES	2,019,489	2,101,339

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax	2,410,001	2,267,548
Regulatory liabilities
Gain on divestiture	310,623	306,867
Accumulated deferred investment tax credits	133,706	139,838
NYPA revenue increase	32,676	25,630
Interruptible sales credit	21,028	23,715
Other	163,714	139,972

TOTAL REGULATORY LIABILITIES	661,747	636,022
Other deferred credits	2	167

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	3,071,750	2,903,737

TOTAL	$16,507,950	$15,531,476

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED EDISON, INC.
CONSOLIDATED INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

	2000	1999
	(Thousands of Dollars)
Operating revenues
Electric	$2,328,220	$2,005,523
Gas	177,891	154,548
Steam	82,837	66,808
Non-utility	231,831	119,362

Total operating revenues	2,820,779	2,346,241

Operating expenses
Purchased power	1,208,450	647,360
Fuel	105,544	110,402
Gas purchased for resale	131,921	81,172
Other operations	263,463	325,389
Maintenance	114,971	115,753
Depreciation and amortization	150,786	134,470
Taxes, other than federal income tax	330,041	317,826
Federal income tax	130,730	190,585

Total operating expenses	2,435,906	1,922,957

Operating income	384,873	423,284
Other income (deductions)
Investment income	1,520	7,478
Allowance for equity funds used during construction	542	859
Other income less miscellaneous deductions	6,560	1,325
Federal income tax	(2,075)	(4,329)

Total other income (deductions)	6,547	5,333

Income before interest charges	391,420	428,617
Interest on long-term debt	95,399	84,498
Other interest	13,899	5,171
Allowance for borrowed funds used during construction	(1,148)	(457)

Net interest charges	108,150	89,212

Net income	283,270	339,405
Preferred stock dividend requirements	3,399	3,399

Net income for common stock	$279,871	$336,006

Common shares outstanding—average (000)	211,974	220,293
Basic earnings per share	$1.32	$1.50

Diluted earnings per share	$1.32	$1.50

Dividends declared per share of common stock	$0.545	$0.535

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

For the nine months ended September 30, 2000 and 1999 (Unaudited)	2000	1999

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$5,371,732	$4,361,566
Gas	894,380	725,590
Steam	327,695	260,419
Non-utility	587,458	254,332

TOTAL OPERATING REVENUES	7,181,265	5,601,907

OPERATING EXPENSES
Purchased power	2,724,301	1,216,637
Fuel	239,189	349,369
Gas purchased for resale	562,758	339,716
Other operations	865,426	899,613
Maintenance	349,943	320,634
Depreciation and amortization	439,125	400,793
Taxes, other than federal income tax	896,471	903,185
Federal income tax	265,141	340,524

TOTAL OPERATING EXPENSES	6,342,354	4,770,471

OPERATING INCOME	838,911	831,436
OTHER INCOME (DEDUCTIONS)
Investment income	8,461	9,500
Allowance for equity funds used during construction	451	2,768
Other income less miscellaneous deductions	2,310	(117)
Federal income tax	(2,315)	(5,207)

TOTAL OTHER INCOME (DEDUCTIONS)	8,907	6,944

INCOME BEFORE INTEREST CHARGES	847,818	838,380
Interest on long-term debt	266,370	236,161
Other interest	38,436	14,322
Allowance for borrowed funds used during construction	(3,935)	(1,349)

NET INTEREST CHARGES	300,871	249,134

NET INCOME	546,947	589,246

PREFERRED STOCK DIVIDEND REQUIREMENTS	10,194	10,194

NET INCOME FOR COMMON STOCK	$536,753	$579,052

COMMON SHARES OUTSTANDING - AVERAGE (000)	212,240	225,754
BASIC EARNINGS PER SHARE	$2.53	$2.56

DILUTED EARNINGS PER SHARE	$2.53	$2.56

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$1.635	$1.605

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2000 and 1999 (Unaudited)	2000	1999

	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income for common stock	$536,753	$579,052
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	439,125	400,793
Federal income tax deferred (excluding taxes resulting from divestiture of plant)	164,031	74,655
Common equity component of allowance for funds used during construction	(451)	(2,768)
Other non-cash charges	28,437	27,573
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customer, less allowance for uncollectibles	(152,474)	(137,138)
Materials and supplies, including fuel and gas in storage	(36,410)	44,790
Prepayments, other receivables and other current assets	(328,194)	(212,638)
Enlightened Energy program costs	17,261	26,651
Deferred recoverable energy costs	(123,404)	(49,691)
Cost of removal less salvage	(83,386)	(48,931)
Power contract termination costs	(1,050)	(1,050)
Accounts payable	216,281	175,426
Accrued income taxes	27,766	93,173
Other-net	43,002	48,444

NET CASH FLOWS FROM OPERATING ACTIVITIES	747,287	1,018,341

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(633,180)	(435,527)
Nuclear fuel expenditures	(26,473)	(4,394)
Contributions to nuclear decommissioning trust	(15,975)	(15,975)
Common equity component of allowance for funds used during construction	451	2,768
Payment for purchase of Orange and Rockland, net of cash and cash equivalents	—	(509,083)
Divestiture of utility plant (net of federal income tax)	—	1,138,750
Non-regulated subsidiary investments	(19,072)	(54,180)
Non-regulated subsidiary utility plant	(256,392)	(48,152)

NET CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(950,641)	74,207

FINANCING ACTIVITIES INCLUDING DIVIDENDS

Repurchase of common stock	(68,531)	(672,702)
Repayments of short-term debt	(252,367)	—
Additions to long-term debt	858,660	567,700
Retirement of long-term debt	(395,000)	(225,000)
Advance refunding of long-term debt	—	(300,000)
Issuance and refunding costs	(4,894)	(13,971)
Common stock dividends	(346,754)	(361,930)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(208,886)	(1,005,903)

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS	(412,240)	86,645

CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	485,050	102,295

CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30	$72,810	$188,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$241,157	$247,017
Income taxes	74,245	624,275

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

At September 30, 2000, Con Edison had accrued $120.0 million as its best estimate of the utility subsidiaries' liability for sites as to which they have received process or notice alleging that hazardous substances generated by them (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison's financial position, results of operations or liquidity.

Con Edison's utility subsidiaries are permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At September 30, 2000, $74.9 million of such costs had been deferred as a regulatory asset.

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

On February 15, 2000, Con Edison of New York shut down Indian Point 2 following a leak in one of its four steam generators. Con Edison of New York expects to complete replacement of the steam generators by the end of 2000, and estimates that replacement will require capital expenditures of up to $150 million (exclusive of the costs of the replacement steam generators, which it has owned since 1988).

The staff of the Nuclear Regulatory Commission (NRC) has advised Con Edison of New York that it will monitor Indian Point 2 with heightened oversight.

The New York State Public Service Commission (PSC) is investigating the Indian Point 2 outage and its causes and the prudence of Con Edison of New York's actions regarding the operation and maintenance of Indian Point 2. The PSC has indicated that the examination should include, among other things, Con Edison of New York's inspection practices, the circumstances surrounding Indian Point 2's October 1997 to September 1998 outage, the basis for postponement of the steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders. Con Edison of New York is in settlement discussions with the staff of the PSC and other interested parties with respect to this proceeding.

In August 2000, following the passage of the Indian Point 2 Law (discussed below) and pursuant to a PSC order, Con Edison of New York revised its electric tariff to prevent prospective recovery of Indian Point 2 replacement power costs.

The "Indian Point 2 Law" was signed into law by New York Governor Pataki in August 2000. The law directed the PSC to prohibit Con Edison of New York from recovering Indian Point 2 replacement power costs from customers. In October 2000, United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., determined that the Indian Point 2 Law was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. Appeals of the court's decision have been filed in the United States Court of Appeals for the Second Circuit.

Con Edison of New York has billed to customers the Indian Point 2 replacement power costs incurred prior to August 2000, but not the replacement power costs it has incurred since then (which amounted to approximately $32 million in August 2000, $26 million in September 2000 and $31.5 million in October 2000).

Westchester County, New York is suing the PSC and Con Edison of New York seeking to prevent the company from recovering costs relating to the ongoing outage. The suit, which is entitled The County of Westchester et al., v. Maureen O. Helmer, et al., was brought in May 2000 in the Supreme Court of the State of New York, County of Albany.

In November 2000, Con Edison of New York entered into an agreement with Entergy Corporation for the sale of Indian Point 2, the retired Indian Point 1 and certain related assets for $602 million. The sale is subject to NRC, PSC and Federal Energy Regulatory Commission approvals and other conditions.

Con Edison believes that the operation, maintenance and inspection practices related to Indian Point 2 have been prudent. However, the company is unable to predict whether or not any Indian Point 2-related proceedings, lawsuits, legislation or other actions, will have a material adverse effect on its financial position, results of operations or liquidity.

Note D - O&R

In July 1999, Con Edison completed its acquisition of O&R for $791.5 million in cash. See Note K to the Con Edison financial statements included in the Form 10-K. The unaudited pro forma consolidated Con Edison financial information shown below has been prepared based upon the historical consolidated income statements of Con Edison and O&R for the nine-month period ended September 30,1999, giving effect to the acquisition as if it had occurred at January 1, 1999. The historical information has been adjusted to reflect amortization for the nine-month period of the goodwill recorded by Con Edison in connection the acquisition and the after-tax cost Con Edison would have incurred during the period for financing the acquisition by issuing debt on January 1, 1999 at an assumed 8 percent per annum interest rate. The proforma information is not necessarily indicative of the results that Con Edison would have had if the acquisition had been completed prior to July 1999, or the results that Con Edison will have in the future.

(Dollars in Thousands, except per share amounts)	Nine Months Ended September 30, 1999
Revenues	$5,927,399
Operating income	816,855
Net income	544,591
Non-recurring charges	21,530
Adjusted net income	566,121
Earnings per share	$2.51
Average shares outstanding (000)	225,754

Note E - Financial Information by Business Segment (Thousands of Dollars)

For the three months ended September 30, 2000 and 1999
(Unaudited)

	Electric		Gas
	2000	1999	2000	1999

Operating revenues	$2,328,220	$2,005,523	$177,891	$154,548
Intersegment revenues	4,623	56,607	719	878
Depreciation and amortization	119,943	108,361	17,482	17,826
Operating income	390,411	433,987	525	(1,963)
	Steam		Other
	2000	1999	2000	1999

Operating revenues	$82,837	$66,808	$231,831	$119,362
Intersegment revenues	467	423	157	—
Depreciation and amortization	4,631	4,513	8,730	3,770
Operating income	(11,468)	(7,539)	5,405	(1,201)
	Total
	2000	1999

Operating revenues	$2,820,779	$2,346,241
Intersegment revenues	5,966	57,908
Depreciation and amortization	150,786	134,470
Operating income	384,873	423,284

For the nine months ended September 30, 2000 and 1999
(Unaudited)

	Electric		Gas
	2000	1999	2000	1999

Operating revenues	$5,371,732	$4,361,566	$894,380	$725,590
Intersegment revenues	36,359	116,233	5,155	1,988
Depreciation and amortization	355,664	333,046	51,624	49,528
Operating income	695,039	711,343	130,209	111,104
	Steam		Other
	2000	1999	2000	1999

Operating revenues	$327,695	$260,419	$587,458	$254,332
Intersegment revenues	1,401	1,250	848	309
Depreciation and amortization	13,841	13,438	17,996	4,781
Operating income	14,906	19,777	(1,243)	(10,788)
	Total
	2000	1999

Operating revenues	$7,181,265	$5,601,907
Intersegment revenues	43,763	119,780
Depreciation and amortization	439,125	400,793
Operating income	838,911	831,436

Note F - New Financial Accounting Standard

In June 2000, Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," was issued. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 2000. The company will adopt SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. The application of SFAS No. 133, as amended by SFAS No. 138, is not expected to have a material effect on the financial position or results of operations of the company or materially change its current disclosure practices.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

	As at
As at September 30, 2000 and December 31, 1999 (Unaudited)	September 30, 2000	December 31, 1999

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$10,952,705	$10,670,257
Gas	1,989,968	1,934,090
Steam	732,371	722,265
General	1,261,821	1,220,948

TOTAL	14,936,865	14,547,560
Less: Accumulated depreciation	4,613,790	4,384,783

NET	10,323,075	10,162,777
Construction work in progress	472,224	359,431
Nuclear fuel assemblies and components, less accumulated amortization	106,757	84,701

NET UTILITY PLANT	10,902,056	10,606,909

CURRENT ASSETS
Cash and temporary cash investments	46,309	349,033
Accounts receivable - customer, less allowance for uncollectible accounts of $21,883 and $22,600	649,694	541,978
Other receivables	84,294	71,746
Fuel, at average cost	22,435	23,641
Gas in storage, at average cost	59,065	40,280
Materials and supplies, at average cost	153,404	138,300
Prepayments	466,207	178,693
Other current assets	43,050	32,513

TOTAL CURRENT ASSETS	1,524,458	1,376,184

INVESTMENTS
Nuclear decommissioning trust funds	335,444	305,717
Other	24,513	18,491

TOTAL INVESTMENTS	359,957	324,208

DEFERRED CHARGES AND REGULATORY ASSETS

Regulatory assets
Future federal income tax	717,620	751,899
Recoverable energy costs	181,984	78,650
Divestiture - capacity replacement reconciliation	73,850	24,373
Power contract termination costs	73,063	71,861
MTA business tax surcharge	58,736	60,712
Property tax reconciliation	49,229	29,751
Accrued unbilled gas revenue	43,594	43,594
Deferred environmental remediation costs	41,247	10,000
Other	171,087	148,371

TOTAL REGULATORY ASSETS	1,410,410	1,219,211
Other deferred charges	163,182	155,640

TOTAL DEFERRED CHARGES AND REGULATORY ASSETS	1,573,592	1,374,851

TOTAL	$14,360,063	$13,682,152

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

	As at
As at September 30, 2000 and December 31, 1999 (Unaudited)	September 30, 2000	December 31, 1999

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock	$1,482,341	$1,482,341
Repurchased Concolidated Edison, Inc. common stock	(962,092)	(940,477)
Retained earnings	4,056,978	3,887,993
Capital stock expense	(35,884)	(36,086)

TOTAL COMMON SHAREHOLDER'S EQUITY	4,541,343	4,393,771

Preferred stock
Subject to mandatory redemption 6 1/8% Series J	37,050	37,050

TOTAL SUBJECT TO MANDATORY REDEMPTION	37,050	37,050

Other preferred stock
$5 Cumulative Preferred	175,000	175,000
4.65% Series C	15,330	15,330
4.65% Series D	22,233	22,233

TOTAL OTHER PREFERRED STOCK	212,563	212,563

TOTAL PREFERRED STOCK	249,613	249,613

Long-term debt	4,716,901	4,243,080

TOTAL CAPITALIZATION	9,507,857	8,886,464

NONCURRENT LIABILITIES
Obligations under capital leases	32,184	34,406
Accumulated provision for injuries and damages	122,070	110,131
Pension and benefits reserve	115,932	76,807
Other noncurrent liabilities	17,210	17,210

TOTAL NONCURRENT LIABILITIES	287,396	238,554

CURRENT LIABILITIES
Long-term debt due within one year	150,000	275,000
Accounts payable	697,042	505,357
Notes payable	164,969	495,371
Customer deposits	196,763	208,865
Accrued taxes	104,694	23,272
Accrued interest	74,642	51,581
Accrued wages	81,217	79,408
Other current liabilities	225,897	202,657

TOTAL CURRENT LIABILITIES	1,695,224	1,841,511

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax	2,253,152	2,121,054
Regulatory liabilities
Gain on divestiture	310,623	306,867
Accumulated deferred investment tax credits	126,695	132,487
NYPA rate increase	32,676	25,630
Interruptible sales credit	21,028	23,715
Other	125,412	105,870

Total regulatory liabilities	616,434	594,569
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	2,869,586	2,715,623

TOTAL	$14,360,063	$13,682,152

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

For The Three Months Ended September 30, 2000 and 1999 (Unaudited)	2000	1999

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$2,156,383	$1,900,467
Gas	159,439	141,697
Steam	82,837	66,808

TOTAL OPERATING REVENUES	2,398,659	2,108,972

OPERATING EXPENSES
Purchased power	984,022	574,913
Fuel	95,977	110,486
Gas purchased for resale	72,866	52,484
Other operations	212,756	264,557
Maintenance	107,544	107,867
Depreciation and amortization	134,651	123,962
Taxes, other than federal income tax	307,983	295,446
Federal income tax	123,067	179,775

TOTAL OPERATING EXPENSES	2,038,866	1,709,490

OPERATING INCOME	359,793	399,482
Other income (deductions)
Investment income	547	4,484
Allowance for equity funds used during construction	439	851
Other income less miscellaneous deductions	7,627	2,728
Federal income tax	(2,501)	(3,758)

TOTAL OTHER INCOME (DEDUCTIONS)	6,112	4,305

INCOME BEFORE INTEREST CHARGES	365,905	403,787
Interest on long-term debt	85,633	77,468
Other interest	11,540	3,768
Allowance for borrowed funds used during construction	(994)	(397)

NET INTEREST CHARGES	96,179	80,839

NET INCOME	269,726	322,948
PREFERRED STOCK DIVIDEND REQUIREMENTS	3,399	3,399
NET INCOME FOR COMMON STOCK	$266,327	$319,549

CON EDISON OF NEW YORK SALES
Electric (thousands of kilowatthours)
Con Edison of New York customers	9,263,651	9,785,280
Delivery service for Retail Choice	2,597,461	2,743,698
Delivery service to NYPA and others	2,682,320	2,753,558

Total sales in service territory	14,543,432	15,282,536
Off-system and ESCO sales	1,217,721	3,322,358
Gas (dekatherms)
Firm sales and transportation	10,914,927	10,024,570
Off-peak firm/interruptible	3,049,018	2,894,472

Total sales to Con Edison of New York customers	13,963,945	12,919,042
Transportation of customer-owned gas
NYPA	6,626,479	5,474,790
Other	33,674,972	4,779,375
Off-system sales	5,087,047	9,685,972

Total sales and transportation	59,352,443	32,859,179
Steam (thousands of pounds)	5,500,759	6,324,110

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)	2000	1999

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$5,009,046	$4,310,741
Gas	770,461	712,739
Steam	327,695	260,419

TOTAL OPERATING REVENUES	6,107,202	5,283,899

OPERATING EXPENSES
Purchased power	2,241,446	1,131,911
Fuel	223,906	349,453
Gas purchased for resale	323,046	265,737
Other operations	709,050	807,958
Maintenance	329,786	312,748
Depreciation and amortization	399,149	389,274
Taxes, other than federal income tax	835,402	875,635
Federal income tax	251,184	333,962

TOTAL OPERATING EXPENSES	5,312,969	4,466,678

OPERATING INCOME	794,233	817,221
OTHER INCOME (DEDUCTIONS)
Investment income	2,097	4,676
Allowance for equity funds used during construction	214	2,760
Other income less miscellaneous deductions	5,330	1,484
Federal income tax	(1,685)	(4,703)

TOTAL OTHER INCOME (DEDUCTIONS)	5,956	4,217

INCOME BEFORE INTEREST CHARGES	800,189	821,438
Interest on long-term debt	243,532	229,131
Other interest	34,303	12,664
Allowance for borrowed funds used during construction	(3,579)	(1,289)

NET INTEREST CHARGES	274,256	240,506

NET INCOME	525,933	580,932
PREFERRED STOCK DIVIDEND REQUIREMENTS	10,194	10,194

NET INCOME FOR COMMON STOCK	$515,739	$570,738

CON EDISON OF NEW YORK SALES
Electric (thousands of kilowatthours)
Con Edison of New York customers	24,282,320	25,359,206
Delivery service for Retail Choice	6,973,290	5,609,770
Delivery service to NYPA and others	7,494,113	7,483,393

Total sales in service territory	38,749,723	38,452,369
Off-system and ESCO sales	3,661,958	7,150,548
Gas (dekatherms)
Firm sales and transportation	71,562,503	68,229,912
Off-peak firm/interruptible	11,404,662	10,857,220

Total sales to Con Edison of New York customers	82,967,165	79,087,132
Transportation of customer-owned gas
NYPA	15,607,822	7,741,815
Other	78,807,982	16,247,948
Off-system sales	20,896,680	26,147,665

Total sales and transportation	198,279,649	129,224,560
Steam (thousands of pounds)	20,392,813	21,099,048

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)	2000	1999

	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$525,933	$580,932
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	399,149	389,274
Federal income tax deferred (excluding taxes resulting from divestiture of plant)	153,943	57,203
Common equity component of allowance for funds used during construction	(214)	(2,760)
Other non-cash charges	4,256	27,984
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customer, less allowance for uncollectibles	(107,716)	(120,211)
Materials and supplies, including fuel and gas in storage	(32,683)	51,568
Prepayments, other receivables and other current assets	(310,599)	(208,541)
Enlightened Energy program costs	17,261	26,651
Deferred recoverable energy costs	(103,334)	(42,442)
Cost of removal less salvage	(83,386)	(48,931)
Power contract termination costs	(1,050)	(1,050)
Accounts payable	191,685	140,759
Accrued income taxes	15,487	165,010
Other-net	44,556	175,903

NET CASH FLOWS FROM OPERATING ACTIVITIES	713,288	1,191,349

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(602,080)	(435,527)
Nuclear fuel expenditures	(26,473)	(4,394)
Contributions to nuclear decommissioning trust	(15,975)	(15,975)
Common equity component of allowance for funds used during construction	214	2,760
Divestiture of utility plant (net of federal income tax)	—	1,138,750

NET CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(644,314)	685,614

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Repurchase of common stock	(29,454)	(672,702)
Repayments of short-term debt	(330,402)	—
Issuance of long-term debt	625,000	567,700
Retirement of long-term debt	(275,000)	(225,000)
Advance refunding of long-term debt	—	(300,000)
Issuance and refunding costs	(4,894)	(13,971)
Common stock dividends	(346,754)	(1,211,930)
Preferred stock dividends	(10,194)	(10,194)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(371,698)	(1,866,097)

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS	(302,724)	10,866
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	349,033	30,026

CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30	$46,309	$40,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$226,346	$247,017
Income taxes	67,515	638,450

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - CON EDISON OF NEW YORK

Note A - General

These footnotes accompany and form an integral part of the interim consolidated financial statements of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and its subsidiaries. Consolidated Edison, Inc. (Con Edison) owns all of the outstanding common stock of Con Edison of New York. These financial statements are unaudited but, in the opinion of Con Edison of New York's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited Con Edison of New York financial statements (including the notes thereto) included in the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 (the"Form 10-K").

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

At September 30, 2000, Con Edison of New York had accrued $87.4 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible are to be deferred and subsequently reflected in rates. At September 30, 2000, $41.2 million of such costs had been deferred as a regulatory asset.

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

On February 15, 2000, Con Edison of New York shut down Indian Point 2 following a leak in one of its four steam generators. The company expects to complete replacement of the steam generators by the end of 2000, and estimates that replacement will require capital expenditures of up to $150 million (exclusive of the costs of the replacement steam generators, which it has owned since 1988).

The staff of the Nuclear Regulatory Commission (NRC) has advised the company that it will monitor Indian Point 2 with heightened oversight.

The New York State Public Service Commission (PSC) is investigating the Indian Point 2 outage and its causes and the prudence of the company's actions regarding the operation and maintenance of Indian Point 2. The PSC has indicated that the examination should include, among other things, Con Edison of New York's inspection practices, the circumstances surrounding Indian Point 2's October 1997 to September 1998 outage, the basis for postponement of the steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders. The company is in settlement discussions with the staff of the PSC and other interested parties with respect to this proceeding.

In August 2000, following the passage of the Indian Point 2 Law (discussed below) and pursuant to a PSC order, the company revised its electric tariff to prevent prospective recovery of Indian Point 2 replacement power costs.

The "Indian Point 2 Law" was signed into law by New York Governor Pataki in August 2000. The law directed the PSC to prohibit Con Edison of New York from recovering Indian Point 2 replacement power costs from customers. In October 2000, United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., determined that the Indian Point 2 Law was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. Appeals of the court's decision have been filed in the United States Court of Appeals for the Second Circuit.

Con Edison of New York has billed to customers the Indian Point 2 replacement power costs incurred prior to August 2000, but not the replacement power costs it has incurred since then (which amounted to approximately $32 million in August 2000, $26 million in September 2000 and $31.5 million in October 2000).

Westchester County, New York is suing the PSC and Con Edison of New York seeking to prevent the company from recovering costs relating to the ongoing outage. The suit, which is entitled The County of Westchester et al., v. Maureen O. Helmer, et al., was brought in May 2000 in the Supreme Court of the State of New York, County of Albany.

In November 2000, Con Edison of New York entered into an agreement with Entergy Corporation for the sale of Indian Point 2, the retired Indian Point 1 and certain related assets for $602 million. The sale is subject to NRC, PSC and Federal Energy Regulatory Commission approvals and other conditions.

Con Edison of New York believes that the operation, maintenance and inspection practices related to Indian Point 2 have been prudent. However, the company is unable to predict whether or not any Indian Point 2-related proceedings, lawsuits, legislation or other actions, will have a material adverse effect on its financial position, results of operations or liquidity.

Note D - Financial Information By Business Segment (Thousands of Dollars)

For the three months ended September 30, 2000 and 1999
(Unaudited)

	Electric		Gas
	2000	1999	2000	1999

Operating revenues	$2,156,383	$1,900,467	$159,439	$141,697
Intersegment revenues	2,663	4,160	719	878
Depreciation and amortization	114,835	103,379	15,185	16,070
Operating income	368,097	403,102	3,164	3,919
	Steam		Total
	2000	1999	2000	1999

Operating revenues	$82,837	$66,808	$2,398,659	$2,108,972
Intersegment revenues	467	423	3,849	5,461
Depreciation and amortization	4,631	4,513	134,651	123,962
Operating income	(11,468)	(7,539)	359,793	399,482

For the nine months ended September 30, 2000 and 1999
(Unaudited)

	Electric		Gas
	2000	1999	2000	1999

Operating revenues	$5,009,046	$4,310,741	$770,461	$712,739
Intersegment revenues	7,990	9,555	2,155	2,108
Depreciation and amortization	340,448	328,064	44,860	47,772
Operating income	654,857	680,458	124,470	116,986
	Steam		Total
	2000	1999	2000	1999

Operating revenues	$327,695	$260,419	$6,107,202	$5,283,899
Intersegment revenues	1,401	1,250	11,546	12,913
Depreciation and amortization	13,841	13,438	399,149	389,274
Operating income	14,906	19,777	794,233	817,221

Note E - New Financial Accounting Standard

In June 2000, Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," was issued. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 2000. The company will adopt SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. The application of SFAS No. 133, as amended by SFAS No. 138, is not expected to have a material effect on the financial position or results of operations of the company or materially change its current disclosure practices.

Orange and Rockland Utilities, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

	As at
As at September 30, 2000 and December 31, 1999 (Unaudited)	September 30, 2000	December 31, 1999

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$668,512	$653,503
Gas	274,030	263,645
General	107,584	107,661

TOTAL	1,050,126	1,024,809
Less: Accumulated depreciation	367,372	348,060

NET	682,754	676,749
Construction work in progress	25,524	22,373

NET UTILITY PLANT	708,278	699,122

CURRENT ASSETS:
Cash and cash equivalents	8,181	78,927
Customer accounts receivable, less allowance for uncollectible accounts of $3,474 and $5,395	62,584	58,586
Other accounts receivable, less allowance for uncollectible accounts of $1,345 and $1,401	13,298	12,707
Account receivable from affiliated company	5,888	626
Accrued utility revenue	30,511	24,181
Gas in storage, at average cost	14,425	14,856
Materials and supplies, at average cost	4,487	4,333
Prepayments	26,593	20,761
Other current assets	19,066	22,316

TOTAL CURRENT ASSETS	185,033	237,293

INVESTMENTS
Non-Utility Property-net of accumulated depreciation and amortization	3,252	3,415
Other	6	6

TOTAL INVESTMENTS	3,258	3,421

DEFERRED CHARGES AND REGULATORY ASSETS
Regulatory Assets
Deferred pension and other postretirement benefits	42,650	45,328
Recoverable energy costs	38,223	18,400
Deferred environmental remediation costs	33,743	3,330
Future federal income tax	32,733	33,115
Other regulatory assets	22,390	31,400
Deferred revenue taxes	8,949	10,130

TOTAL REGULATORY ASSETS	178,688	141,703
Other deferred charges	12,427	7,237

TOTAL DEFERRED CHARGES AND REGULATORY ASSETS	191,115	148,940

TOTAL	$1,087,684	$1,088,776

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

	As at
As at September 30, 2000 and December 31, 1999 (Unaudited)	September 30, 2000	December 31, 1999

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common stock	$5	$5
Additional paid in capital	194,499	194,499
Capital stock expense	—	(25)
Retained earnings	142,156	137,535

TOTAL COMMON SHAREHOLDER'S EQUITY	336,660	332,014
Long-term debt	335,628	281,524

TOTAL CAPITALIZATION	672,288	613,538

NON-CURRENT LIABILITIES:
Pension and benefit reserve	71,198	66,950
Other noncurrent liabilities	34,068	34,538

TOTAL NON-CURRENT LIABILITIES	105,266	101,488

CURRENT LIABILITIES:
Long-term debt due within one year	—	120,000
Notes payable	5,900	—
Accounts payable	57,805	49,626
Accounts payable to affiliated companies	—	5,105
Accrued federal income and other taxes	10,600	—
Customer deposits	6,395	7,217
Accrued interest	7,078	8,521
Dividend payable to parent	9,250	—
Accrued environmental costs	32,557	2,300
Other current liabilities	22,944	20,019

TOTAL CURRENT LIABILITIES	152,529	212,788

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred federal income taxes	112,289	119,509
Deferred investment tax credits	7,010	7,351
Regulatory liabilities and other deferred credits	38,302	34,102

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	157,601	160,962

TOTAL	$1,087,684	$1,088,776

The accompanying notes are an integral part of these financial statements.

Orange And Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT

For the three months ended September 30, 2000 and 1999 (Unaudited)	2000	1999

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$173,794	$157,503
Gas	18,452	12,731
Non-utility	4,390	44

TOTAL OPERATING REVENUES	196,636	170,278

OPERATING EXPENSES
Purchased power	97,827	63,235
Gas purchased for resale	11,148	5,759
Other operations	27,785	34,999
Maintenance	7,426	7,833
Depreciation and amortization	7,406	6,739
Taxes, other than federal income tax	16,943	17,582
Federal income tax	6,234	9,052

TOTAL OPERATING EXPENSES	174,769	145,199

OPERATING INCOME	21,867	25,079
OTHER INCOME (DEDUCTIONS)
Investment income	817	1,857
Allowance for equity funds used during construction	102	8
Other income and deductions	326	(235)
Federal income tax	(442)	(484)

TOTAL OTHER INCOME (DEDUCTIONS)	803	1,146

INCOME BEFORE INTEREST CHARGES	22,670	26,225
INTEREST CHARGES
Interest on long-term debt	5,616	7,030
Other interest	887	348
Allowance for borrowed funds used during construction	(154)	(60)

TOTAL INTEREST CHARGES	6,349	7,318

NET INCOME	$16,321	$18,907

ORANGE AND ROCKLAND SALES & DELIVERIES
Electric - Thousands of killowatthours (Mwhr's)
O&R Customers	1,442,651	1,473,895
Off-system sales	—	928

Total Electric Sales & Deliveries	1,442,651	1,474,823
Gas - Dekatherms (Dth)	3,517,813	3,098,289

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT

For nine months ended September 30, 2000 and 1999 (Unaudited)	2000	1999

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$391,046	$359,214
Gas	126,919	113,284
Non-utility	4,506	661

TOTAL OPERATING REVENUES	522,471	473,159

OPERATING EXPENSES
Purchased power	206,998	86,383
Fuel	39	43,504
Gas purchased for resale	78,074	62,803
Other operations	85,524	138,731
Maintenance	20,158	26,443
Depreciation and amortization	21,982	25,960
Taxes, other than federal income tax	47,935	63,838
Federal income tax	14,035	3,631

TOTAL OPERATING EXPENSES	474,745	451,293

OPERATING INCOME	47,726	21,866
OTHER INCOME (DEDUCTIONS)
Investment income	5,202	2,089
Allowance for equity funds used during construction	237	23
Other income and deductions	83	52,930
Federal income tax	(1,813)	(40,965)

TOTAL OTHER INCOME (DEDUCTIONS)	3,709	14,077

INCOME BEFORE INTEREST CHARGES	51,435	35,943
INTEREST CHARGES
Interest on long-term debt	17,286	20,431
Other interest	2,140	4,292
Allowance for borrowed funds used during construction	(356)	(177)

TOTAL INTEREST CHARGES	19,070	24,546

NET INCOME	32,365	11,397
PREFERRED AND PREFERENCE STOCK REQUIREMENTS	—	886

NET INCOME FOR COMMON STOCK	$32,365	$10,511

ORANGE AND ROCKLAND SALES & DELIVERIES
Electric - Thousands of killowatthours (Mwhr's)
O&R Customers	3,846,181	3,727,678
Off-system sales	2,400	109,158

Total Electric Sales & Deliveries	3,848,581	3,836,836
Gas - Dekatherms (Dth)	20,748,167	19,879,334

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2000 and 1999 (Unaudited)	2000	1999

	(Thousands of Dollars)
OPERATING ACTIVITIES
NET INCOME	$32,365	$11,397
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	21,982	25,960
Amortization of investment tax credit	(341)	(6,194)
Federal income tax deferred	(6,839)	(45,777)
Common equity component of allowance for funds used during construction	(237)	(23)
Other non-cash charges (debits)	1,676	2,543
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - net, and accrued utility revenue	(10,328)	(3,169)
Materials and supplies, including fuel and gas in storage	277	15,681
Prepayments, other receivables and other current assets	(8,442)	7,855
Deferred recoverable energy costs	(11,854)	1,730
Accounts payable	3,075	6,989
Refunds to customers	(1,049)	25,597
Deferred environmental remediation costs	(30,413)	(414)
Accrued environmental costs	29,981	(1,200)
Other - net	17,894	33,633

NET CASH FLOWS FROM OPERATING ACTIVITIES	37,747	74,608

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(31,100)	(30,480)
Net proceeds from the sale of the electric generating assets	—	243,888
Common equity component of allowance for funds used during construction	237	23

NET CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(30,863)	213,431

FINANCING ACTIVITIES
Issuance of long-term debt	55,000	45,000
Retirement of long-term debt	(120,030)	(2,354)
Retirement of preference and preferred stock	—	(43,516)
Short-term debt arrangements	5,900	(148,386)
Dividend to parent	(18,500)	(45,000)
Common stock dividends	—	(17,447)
Preferred stock dividends	—	(886)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(77,630)	(212,589)

NET (DECREASE) INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS	(70,746)	75,450
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	78,927	6,143

CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30	$8,181	$81,593

Cash paid during the period for:
Interest	$20,878	$24,137
Income Taxes	27,819	93,000

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - O&R

Note A - General

These footnotes accompany and form an integral part of the interim consolidated financial statements of Orange and Rockland Utilities, Inc. (O&R), a wholly-owned subsidiary of Cosolidated Edison, Inc. (Con Edison). These financial statements are unaudited but, in the opinion of O&R's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited O&R financial statements (including the notes thereto) included in the combined Con Edison, Consolidated Edison Company of New York, Inc. and O&R Annual Report on Form 10-K for the year ended December 31, 1999 (the Form 10-K).

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

At September 30, 2000, O&R had accrued $32.6 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, including the costs of investigating and remediating sites where the company or its predecessors manufactured gas. The total amount of liability is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under O&R's current gas rate agreement, O&R may defer for subsequent recovery through rates the costs of investigating and remediating manufactured gas sites. At September 30, 2000, $33.7 million of such costs had been deferred as a regulatory asset.

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

Other Litigation

In 1996, O&R was sued for its alleged breach of an agreement to purchase electric capacity and associated energy from a 4 MW cogeneration facility and for an alleged breach of an implied covenant of good faith. In August 2000, the court denied the plaintiff's motion for summary judgment. O&R cannot predict the ultimate outcome of this proceeding.

Note C - Financial Information By Business Segment (Thousands of Dollars)

For The Three Months Ended September 30, 2000 and 1999
(Unaudited)

	Electric		Gas
	2000	1999	2000	1999

Sales Revenues	173,794	157,503	18,452	12,731
Intersegment Revenues	3	—	—	—
Depreciation and amortization	5,108	4,982	2,297	1,756
Operating Income	22,314	30,885	(2,639)	(5,882)
	Other		Total
	2000	1999	2000	1999

Sales Revenues	4,390	44	196,636	170,278
Intersegment Revenues	—	—	3	0
Depreciation and amortization	1	1	7,406	6,739
Operating Income	2,192	76	21,867	25,079

For The Nine Months Ended September 30, 2000 and 1999
(Unaudited)

	Electric		Gas
	2000	1999	2000	1999

Sales Revenues	391,046	359,214	126,919	113,284
Intersegment Revenues	9	7	—	37
Depreciation and amortization	15,216	20,889	6,764	5,068
Operating Income	40,182	19,733	5,739	3,676
	Other		Total
	2000	1999	2000	1999

Sales Revenues	4,506	661	522,471	473,159
Intersegment Revenues	—	—	9	44
Depreciation and amortization	2	3	21,982	25,960
Operating Income	1,805	(1,543)	47,726	21,866

Note D - Related Party Transactions

Each month O&R is invoiced by Con Edison and its affiliates for the cost of any services rendered to O&R by Con Edison and its affiliates. These services, provided primarily by Con Edison of New York, include substantially all administrative support operations such as corporate directorship and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. The cost of these services totaled $8.0 million during the first nine months of 2000. In addition, O&R purchased $47.2 million of gas from Con Edison of New York during this period.

O&R provides certain recurring services to Con Edison of New York on a monthly basis, including cash receipts processing, rubber goods testing, and certain administrative services. The cost of these services totaled $5.9 million during the first nine months of 2000. In addition, O&R sold $4.9 million of gas to Con Edison of New York during this period.

Note E - Restatement Of Retained Earnings

In July 1999, O&R's retained earnings as of the effective date of its acquisition by Con Edison was reclassified to additional paid in capital. See "Acquisition By Con Edison" immediately preceding Note A to the O&R financial statements included in the Form 10-K. O&R has reversed this reclassification. The amounts shown as additional paid in capital and retained earnings on O&R's December 31, 1999 balance sheet have been changed to reflect this restatement. This restatement did not change the total common shareholder's equity for any of the periods presented.

Note F - New Financial Accounting Standard

In June 2000, Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," was issued. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 2000. The company will adopt SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. The application of SFAS No. 133, as amended by SFAS No. 138, is not expected to have a material effect on the financial position or results of operations of the company or materially change its current disclosure practices.

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

The following discussion and analysis, which relates to the interim consolidated financial statements of Con Edison and its subsidiaries (including Con Edison of New York and, from its date of acquisition in July 1999, O&R) included in Part I, Item 1 of this report, should be read in conjunction with Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations (Con Edison's 10-K MD&A) in Item 7 of the combined Con Edison, Con Edison of New York and O&R Annual Report on Form 10-K for the year ended December 31, 1999 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations (Con Edison's earlier 2000 10-Q MD&As) in Part I, Item 2 of the combined Con Edison, Con Edison of New York and O&R Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000 (the earlier 2000 Form 10-Qs). Reference is also made to the notes to the Con Edison financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

Liquidity and Capital Resources

Cash and temporary cash investments and outstanding commercial paper (shown as notes payable on the balance sheet) at September 30, 2000 and December 31, 1999 were (amounts shown in millions):

	September 30, 2000	December 31, 1999

Cash and temporary cash investments	$72.8	$485.1
Commercial paper	$243.0	$495.4

Cash and temporary cash investments, net of commercial paper, decreased at September 30, 2000, compared to December 31, 1999, reflecting reduced cash flows from operations, increased construction expenditures by Con Edison of New York, investment in nonregulated electric generating facilities, repayments and issuances of long-term debt and repurchases of common stock.

Net cash flows from operating activities during the first nine months of 2000 decreased $271.1 million, compared to the first nine months of 1999, reflecting principally lower net income, pension credits (see discussion of prepayments, below) and increased purchased power costs (see discussion of accounts receivable and recoverable energy costs, below).

Construction expenditures during the first nine months of 2000 increased $197.7 million compared to the first nine months of 1999, principally as a result of expenditures related to meeting load growth on Con Edison of New York's electric distribution system and replacement of the steam generators at its Indian Point 2 nuclear generating unit. See "Nuclear Generation," below.

In June 2000 an unregulated subsidiary of Con Edison purchased an 80 percent interest in a partnership that owns a 236-MW electric generating unit in Lakewood, New Jersey (the Lakewood Project) for $96.3 million. The Lakewood Project had $178.7 million of long-term debt outstanding at September 30, 2000, which has been included in Con Edison's interim consolidated financial statements.

During the first nine months of 2000, Con Edison of New York repaid at maturity $275 million of debentures, with a weighted average annual interest rate of approximately 7.48 percent, and issued $625 million of ten-year debentures, with a weighted average annual interest rate of approximately 7.83 percent. During this period O&R repaid at maturity $120 million of debentures, with a weighted average annual interest rate of 8.27 percent, and issued $55 million of ten-year 7.5 percent debentures. See "Liquidity and Capital Resources - Capital Resources" in Con Edison's 10-K MD&A.

During the first quarter of 2000, Con Edison purchased approximately 1.9 million shares of its common stock at an aggregate cost of $60.6 million. No shares were repurchased in the second or third quarters of 2000. See "Liquidity and Capital Resources - Stock Repurchases" in Con Edison's 10-K MD&A.

Con Edison's accounts receivable - customer, less allowance for uncollectible accounts increased $152.5 million at September 30, 2000, compared with year-end 1999, due primarily to increased customer billings by Con Edison of New York and O&R, reflecting higher wholesale power costs. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 26.4 days at September 30, 2000, compared with 28.8 days at December 31, 1999. For O&R, the ENDRO was 33.7 days at September 30, 2000 and 36.5 days at December 31, 1999.

Prepayments at September 30, 2000 include cumulative credits to pension expense for Con Edison of New York of $293.0 million, compared with $116.0 million at December 31, 1999. See Note D to the Con Edison financial statements included in Item 8 of the Form 10-K. Prepayments at September 30, 2000 also include prepaid property tax for Con Edison of New York of $129.6 million, compared with $10.7 million at December 31, 1999. Property taxes are generally prepaid on January 1 and July 1 of each year.

Recoverable energy costs increased $123.4 million at September 30, 2000, compared with year-end 1999, reflecting increased purchased power costs, discussed below in "Results of Operations," offset in part by the ongoing recovery of previously deferred amounts. Purchased power costs of Con Edison of New York and O&R are recovered, on average, 40 days after such costs are incurred. See "Recoverable

Fuel Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. Also see "Regulatory Matters - Electric," below, and Note C to the Con Edison financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

Deferred charges for divestiture - capacity replacement reconciliation increased $49.5 million at September 30, 2000, compared with year-end 1999, reflecting the deferral of incremental electric capacity costs under contracts with the buyers of the generating assets sold by Con Edison of New York incurred prior to the initiation in May 2000 of a capacity market under the New York Independent System Operator. See Note I to the Con Edison financial statements included in Item 8 of the Form 10-K and "Regulatory Matters - Electric," below.

Deferred environmental remediation costs increased $61.7 million at September 30, 2000, compared with year-end 1999, reflecting site investigation and remediation costs of Con Edison's utility subsidiaries deferred under current rate agreements. See Note B to the Con Edison financial statements included in Part I, Item 1 of this report (which Note B is incorporated herein by reference).

Other regulatory assets increased $20.9 million at September 30, 2000, compared with year-end 1999, reflecting primarily the deferral of $14.4 million of Indian Point 2 refueling and maintenance outage expenses discussed below in "Results of Operations."

Unfunded other post-employment benefit (OPEB) obligations (shown as pension and benefit reserve on the balance sheet) were $187.1 million at September 30, 2000, compared to $143.8 million at December 31, 1999. Con Edison of New York's policy is to fund its estimated OPEB costs to the extent deductible under current tax limitations. O&R's policy is to fund its obligations to the extent of its cost recovery in rates. O&R's obligations also include a reserve for its supplemental executive retirement program. See Note E to the Con Edison financial statements included in Item 8 of the Form 10-K.

The accumulated provision for injuries and damages was $131.5 million at September 30, 2000, compared to $119.0 million at December 31, 1999. The increase resulted primarily from increased workers' compensation claims.

Accounts payable increased $216.3 million compared with year-end 1999, due primarily to the higher costs of power purchases.

Accrued taxes increased $103.6 million compared to year-end 1999, due principally to timing differences.

Other regulatory liabilities increased $23.7 million compared with year-end 1999, reflecting primarily the deferral under Con Edison of New York's current gas rate agreement of $14.5 million of earnings above a 13 percent threshold that are to be shared with customers (see "Regulatory Matters - Gas" in Con Edison's 10-K MD&A) and $8.0 million of interest on the gain on divestiture (see "Regulatory Matters - Electric," below), offset by the recognition of $22.3 million of previously deferred revenues relating to a scheduled Indian Point 2 refueling and maintenance outage.

Capital Resources

Con Edison's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:

	September 30, 2000	December 31, 1999

Earnings to fixed charges (SEC basis)	3.35	4.04
Common equity ratio*	50.3	53.1

* Common shareholders' equity as a percentage of total capitalization

Con Edison's ratio of earnings to fixed charges decreased for the 12-month period ending September 30, 2000 compared to the 12-month period ending December 31, 1999 as a result of decreased net income available for common stock before Federal income tax and increased interest expense.

Northeast Utilities

In October 1999 Con Edison agreed to acquire Northeast Utilities for an estimated aggregate purchase price of not more than $3.8 billion, payable 50 percent in cash and 50 percent in common stock (subject to election and proration procedures). The merger is subject to certain conditions, including the approval of shareholders and federal and state regulatory agencies.

In April 2000 Con Edison and Northeast Utilities shareholders approved the merger.

In June 2000 the Federal Energy Regulatory Commission approved the merger.

In June 2000 Con Edison and Northeast Utilities entered into a settlement agreement with the staff of the New Hampshire Public Utilities Commission (NHPUC) under which the NHPUC is asked to approve the merger, subject to the conditions set forth in the agreement.

In October 2000 Con Edison, Con Edison of New York, O&R and Northeast Utilities entered into an agreement with the staff of the New York State Public Service Commission (PSC) and certain other parties, which, among other things, provides for the PSC's approval of the merger. For additional information about the agreement, which is subject to PSC approval, see "Regulatory Matters—Electric," below.

In October 2000 the Connecticut Department of Public Utility Control (DPUC) issued a decision conditionally approving the merger. In November 2000 Con Edison and Northeast Utilities petitioned the DPUC to reconsider its decision. The petition indicates that the companies accept many of the conditions set forth in the decision, but that "substantial uncertainty remains as to whether the merger will proceed based on the conditions currently imposed by the Decision."

The merger also requires approval by the Securities and Exchange Commission. In addition, applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and the related rules and regulations must be satisfied. Con Edison is in the process of responding to related requests for additional information from the Department of Justice.

In September 2000 the required Connecticut regulatory recommendation with respect to the sale by subsidiaries of Northeast Utilities of interests in certain nuclear facilities was received and, as a result, the consideration that Con Edison would be required to pay to shareholders of Northeast Utilities under the merger agreement was increased by $1.00 per share to $26.00 per share plus $.0034 per share for every day after August 5, 2000 through the day prior to the closing of the merger.

Con Edison does not expect that the merger will be completed prior to the end of 2000.

For additional information about the merger, see "Liquidity and Capital Resources - Northeast Utilities Merger" in Con Edison's 10-K MD&A. See also "Financial Market Risks," below.

Regulatory Matters

Electric

In October 2000 Con Edison, Con Edison of New York, O&R and Northeast Utilities entered into an agreement with the staff of the PSC and certain other parties (the Agreement). The Agreement, which is subject to PSC approval, revises and extends the electric rate plan provisions of the 1997 restructuring agreement pursuant to which Con Edison of New York has been implementing retail choice for all its electric customers and has divested most of its electric generating assets (the 1997 Restructuring Agreement) and addresses certain divestiture-related issues. The Agreement also provides for the approval by the PSC of Con Edison's acquisition of Northeast Utilities. See "Northeast Utilities," above.

The electric rate plan provisions of the Agreement, which cover the five-year period ending March 2005, revise and extend the rate plan provisions of the 1997 Restructuring Agreement. The Agreement provides for Con Edison of New York to reduce the distribution component of its electric rates by $170 million on an annual basis, effective October 2000, and, in accordance with the 1997 Restructuring Agreement, to reduce the generation-related component of its electric rates by $208.7 million on an annual basis, effective April 2001. Following completion of Con Edison's acquisition of Northeast Utilities, Con Edison of New York's electric rates would be further reduced by $18.5 million on an annual basis to reflect approximately half of the net synergy savings applicable to its electric operations that are expected to result from the merger.

In general, under the Agreement, Con Edison of New York's base electric transmission and distribution rates will not otherwise be changed during the five-year period ending March 2005 except (i) with respect to certain changes in costs above anticipated annual levels resulting from legal or regulatory requirements, inflation in excess of a 4 percent annual rate, property tax changes and environmental cost increases or (ii) if the PSC determines that circumstances have occurred that either threaten the company's economic viability or ability to provide, or render the company's rate of return unreasonable for the provision of, safe and adequate service.

The Agreement continues the rate provisions pursuant to which Con Edison of New York recovers purchased power and fuel costs from its customers. The Agreement does not address the New York State Attorney General's petitions that are discussed below. The Agreement includes the recommendation that the PSC establish a proceeding to consider rate measures that reduce the volatility of fuel and energy costs experienced during the months of peak usage, provided that such measures may neither be materially inconsistent with the Agreement nor adversely impact Con Edison of New York's financial integrity. For information about recovery of replacement power and other costs relating to Con Edison of New York's Indian Point 2 nuclear generating unit, see Note C to the Con Edison financial statements included in Part I, Item 1 of this report.

Under the Agreement, 50 percent of any earnings in each of the rate years ending March 2002 through 2005 in excess of a specified rate of return on electric common equity (12.9 percent for the rate year ending March 2002; 11.75 percent for the other rate years, the Earnings Sharing Level) will be retained for shareholders and 50 percent will be applied for customer benefit through rate reductions or as otherwise determined by the PSC. The rate of return calculation will exclude certain items, including incentives and penalties discussed in the Agreement and the synergy savings from Con Edison's acquisition of Northeast Utilities that have been allocated to the company's shareholders. For the rate year ending March 2004, the calculation will reflect the amount, if any, by which the calculated rate of return fell below the Earnings Sharing Level for the rate year ending March 2003; for the rate year ending March 2005, the calculation will reflect any shortfall in the prior two rate years. There is no sharing of earnings for the rate year ending March 2001.

Under the Agreement's performance incentive mechanisms, the Earnings Sharing Level for the rate years ending March 2003 through 2005 may be increased to 12 percent if certain customer service and reliability objectives are achieved. The Agreement includes other incentive mechanisms, pursuant to which Con Edison of New York could be required to pay up to $40 million annually in penalties if certain threshold service and reliability objectives are not achieved.

The Agreement continues the stranded cost recovery provisions of the 1997 Restructuring Agreement, stating that Con Edison of New York "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments, under the parameters and during the time periods set forth therein."

The Agreement provides for the following disposition of the approximately $303.9 million estimated net gain on the sale by Con Edison of New York of most of its electric generating assets: $192.3 million will be credited against electric distribution plant balances; $103.8 million may be retained by the company to offset a like amount of existing regulatory assets (including deferred power contract termination costs, property tax increases and retail choice customer incentives), and the balance will be set aside as a partial funding source for low-income ratepayer programs.

The Agreement also addresses Con Edison of New York's recovery of an approximately $74 million regulatory asset representing incremental electric capacity costs incurred prior to May 2000 to purchase capacity from the buyers of the generating assets it sold. The Agreement provides for the company to recover these deferred costs from the shareholders' portion of any earnings above the Earnings Sharing Levels and by March 2005 to charge to expense any remaining asset balance. For additional information about these incremental capacity costs, see "Regulatory Matters" in Con Edison's earlier 2000 10-Q MD&As and Note I to the Con Edison financial statements in Item 8 of the Form 10-K.

The Agreement provides for the approval of Con Edison's acquisition of Northeast Utilities, indicates that the PSC should authorize the merger as being in the public interest and allocates to New York customers approximately half of the net synergy savings applicable to New York utility operations that are expected to result from the merger over the ten-year period ending March 2011. To reflect this allocation, following the completion of the merger, Con Edison of New York will reduce its electric rates by $18.5 million (discussed above) and annually accrue credits of about $3.4 million and $0.9 million, respectively, for its gas and steam customers, and O&R will annually accrue credits of about $1.15 million and $0.4 million, respectively, for its electric and gas customers. The Agreement also amends the existing guidelines governing transactions among affiliates of Con Edison of New York to reflect, to the extent necessary, the requirements of the Public Utility Holding Company Act that will apply following the merger.

For additional information about the 1997 Restructuring Agreement, see "Regulatory Matters - Electric" in Con Edison's 10-K MD&A and "Regulatory Matters" in Con Edison's earlier 2000 10-Q MD&As.

In August and September 2000, the New York State Attorney General (NYSAG) filed petitions with the PSC regarding the rate adjustment mechanisms that permit Con Edison of New York and O&R to recover purchased power and other costs from their customers. The petitions seek the institution of a

PSC inquiry into the cause of increases in electric bills, to make electric rates temporary until the conclusion of the PSC's inquiry, and to roll those rates back to levels such that customers would pay no more for the same amount of electric service than they would have in 1999. In October 2000, AARP and the Public Utility Law Project of New York, Inc. filed a similar petition with the PSC. Con Edison believes that these petitions are without merit, but is unable to predict whether or not any related proceedings or other actions will have a material adverse effect on its financial position, results of operations or liquidity.

Gas

In November 2000 Con Edison of New York, the PSC staff and certain other parties agreed to revise and extend the 1996 gas rate settlement agreement through September 2001. For information about the 1996 agreement, see "Regulatory Matters - Gas" in Con Edison's 10-K MD&A.

Under the new agreement, which is subject to PSC approval, the level above which the company will share with customers 50 percent of earnings is increased from 13 percent to a 14 percent rate of return on gas common equity. In addition, customer bills are to be reduced by $20 million during the January through March 2001 period; approximately $22.6 million that normally would be credited to customers over various annual periods is to be credited during the four-month period ending March 2001; and $19 million of charges to customers resulting from the reconciliation of actual gas costs to amounts included in rates which were scheduled to be billed to customers beginning January 2001 instead are to be billed to customers beginning April 2001. These provisions are intended to reduce gas costs during the winter months.

Under the new agreement, the company will also reduce firm transportation customer bills by a retail choice credit and will implement other programs designed to increase customer and marketer participation in the company's gas Retail Choice program, the net costs of which are to be recovered by reducing credits otherwise due customers or deferred for future recovery from customers.

Steam

In November 2000 the PSC approved a settlement agreement between Con Edison of New York, the PSC staff and certain other parties with respect to the steam rate plan filed by the company in November 1999.

The settlement agreement provides for a $16.6 million steam rate increase to take effect October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004. The company is required to share with customers 50 percent of any earnings for any rate year covered by the agreement in excess of a specified rate of return on steam common equity (11.0 percent for the first rate year, the 12-month period ending September 2001; 10.5 percent thereafter if the repowering of the company's

East River steam-electric generating plant is not completed). A rate moderation mechanism will permit the company to defer a portion of the revenues collected in the first two rate years attributable to the rate increase and recognize such deferrals in income during the last two rate years.

Under the agreement, upon completion of the East River repowering project, the net benefits of the project (including any net gain from the sale of certain mid-town Manhattan real estate) allocable to steam operations will be used to offset any deficiency in the accumulated reserve for depreciation of steam plant or otherwise inure to the benefit of steam customers.

The settlement agreement continues the rate provisions pursuant to which the company recovers from its customers purchased steam and fuel costs and requires the company to develop a strategy for hedging price variations for a portion of the steam produced each year.

For additional information, see "Regulatory Matters - Steam" in Con Edison's 10-K MD&A.

Nuclear Generation

Con Edison of New York's Indian Point 2 nuclear generating unit was shut down on February 15, 2000 following a leak in one of its four steam generators. See "Nuclear Generation" in Con Edison's 10-K MD&A and Con Edison's earlier 2000 Form 10-Q MD&As, the combined Con Edison and Con Edison of New York Current Reports on Form 8-K, dated March 30, 2000 and October 10, 2000 and Note C to the Con Edison financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

Financial Market Risks

Reference is made to "Financial Market Risks" in Con Edison's 10-K MD&A. At September 30, 2000 the cash-settled options expiring December 2000 that Con Edison purchased for $8.9 million in June 2000 to hedge its interest rate risk with respect to $800 million of the cash portion of the Northeast Utilities merger consideration had a fair market value of approximately $309,000. See "Northeast Utilities," above. At September 30, 2000 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the company.

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

Results of Operations

Third Quarter of 2000 Compared with Third Quarter of 1999

Con Edison's net income for common stock for the third quarter of 2000 was $279.9 million or $1.32 a share (based upon an average of 212.0 million common shares outstanding), compared with $336.0 million or $1.50 a share (based upon an average of 220.3 million common shares outstanding) for the third quarter of 1999.

Earnings for the quarters ended September 30, 2000 and 1999 were as follows:

(Millions of dollars)

	2000	1999

Con Edison of New York	$266.3	$319.5
O&R	16.3	18.9
Nonregulated subsidiaries	2.7	(1.1)
Other*	(5.4)	(1.3)
Con Edison	$279.9	$336.0

* Includes holding company expenses (including amortization of $2.7 million and $1.3 million for 2000 and 1999, respectively, of goodwill from the acquisition of O&R) and intercompany eliminations.

Con Edison's earnings for the third quarter of 2000, compared to the third quarter of 1999, decreased $56.1 million, reflecting $28 million of Indian Point 2 replacement power costs that have not been recovered by Con Edison of New York from its customers (see "Nuclear Generation," above), $31.1 million of electric rate reductions and the effects of cooler than normal summer weather as compared to the warmer than normal weather experienced in the 1999 period, offset in part by $57.7 million of increased pension credits (see Note D to the Con Edison financial statements included in Item 8 of the Form 10-K) and a $59.8 million reduction in Federal income taxes.

A comparison of the results of operations of Con Edison for the third quarter of 2000 compared to the third quarter of 1999 follows.

Three Months Ended Sept. 30, 2000 Compared With Three Months Ended Sept. 30, 1999

(Millions of dollars)

	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$474.5	20.2
Purchased power - electric and steam	561.1	86.7
Fuel - electric and steam	(4.9)	(4.4)
Gas purchased for resale	50.7	62.5
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(132.4)	(8.8)
Other operations and maintenance	(62.7)	(14.2)
Depreciation and amortization	16.3	12.1
Taxes, other than federal income tax	12.2	3.8
Federal income tax	(59.8)	(31.4)
Operating income	(38.4)	(9.1)
Other income less deductions and related federal income tax	1.2	22.8
Net interest charges	18.9	21.2
Preferred stock dividend requirements	—	—
Net income for common stock	$(56.1)	(16.7)%

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are its electric, gas and steam utility businesses. For additional information about Con Edison's business segments, see the notes to the Con Edison financial statements included in Part I, Item 1 of this report.

Electric

Con Edison's electric operating revenues in the third quarter of 2000 increased $322.7 million, compared to the third quarter of 1999, reflecting Con Edison of New York's and O&R's increased purchased power costs, offset by electric rate reductions of approximately $31.1 million and the effects of cooler than normal summer weather as compared to the warmer than normal weather experienced in the 1999 period. Under PSC-approved rate provisions, Con Edison of New York and O&R recover their purchased power costs from customers. See, however, Note C to the Con Edison financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

Electricity sales volumes for Con Edison of New York and O&R for the three-month periods ended September 30, 2000 and 1999 are shown at the bottom of their consolidated income statements for those periods included in Part I, Item 1 of this report. Electricity sales volume decreased 4.6 percent in the third quarter of 2000, compared to the third quarter of 1999. The decrease in sales volume is attributable to the cooler than normal summer weather, offset in part by the continued strength of the economy in the New York City metropolitan area. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume increased 3.6 percent in the 2000 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Purchased power costs increased $557.9 million in the third quarter of 2000, compared to the third quarter of 1999, as a result of divestiture of electric generating capacity in 1999 (and the resultant requirement to purchase capacity and energy to serve customers), replacement power costs for the Indian Point 2 nuclear generating station and increases in the price of purchased power. Fuel costs decreased $21.9 million as a result of generation divestiture.

Con Edison's electric operating income decreased $43.6 million in the third quarter of 2000, compared to the third quarter of 1999. The principal components of this variation were: a reduction in net revenues (operating revenues less fuel and purchased power) of $138.3 million (reflecting the effects of the cooler than normal summer weather, $31.1 million of electric rate reductions and $28 million of Indian Point 2 replacement power costs that have not been recovered from customers), offset by decreases in other operations and maintenance expenses (discussed in the following paragraph) and reduced Federal income tax ($51.4 million).

The decrease in the 2000 period in other operations and maintenance expenses reflects certain expenses relating to Indian Point 2, increased pension credits ($45.8 million) and a $17.8 million decrease in expenses relating to Con Edison of New York's other electric generating assets (most of which were sold in 1999). Indian Point 2 refueling and maintenance expenses of $10.5 million, offset by $7.2 million of revenues, were recognized in income in the third quarter of 2000. Approximately $14.4 million of Indian Point 2 refueling and maintenance expenses have been deferred and will be matched against revenues of an equal amount which will be realized during the remaining months of the rate year ending March 2001. See "Outage Accounting" in Note G to the Con Edison financial statements included in the Form 10-K and Note C to the Con Edison financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

Gas

Gas sales volumes for Con Edison of New York and O&R for the three-month periods ended September 30, 2000 and 1999 are shown at the bottom of their consolidated income statements for those periods included in Part I, Item 1 of this report. Con Edison's gas operating revenues and operating income increased $23.3 million and $2.5 million, respectively, in the third quarter of 2000, compared to the third quarter of 1999, reflecting increased gas sales and transportation volumes.

Gas sales and transportation volume for firm customers increased 10.0 percent in the third quarter of 2000, compared to the third quarter of 1999. Weather had a minimal impact on gas sales for this period.

Steam

Con Edison's steam operating revenues increased $16.0 million and operating income decreased $3.9 million in the third quarter of 2000, compared to the third quarter of 1999. The higher revenues reflect Con Edison of New York's increased fuel and purchased power costs (which it bills to customers under PSC-approved rate provisions).

Steam sales volume decreased 13.0 percent in the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 0.5 percent in the 2000 period.

Other Income

Investment income decreased $6.0 million in the 2000 period, compared to the 1999 period, because during a portion of the 1999 period net proceeds from generation divestiture were invested in temporary cash investments.

Net Interest Charges

Net interest charges increased $18.9 million in the 2000 period, reflecting $10.9 million of increased interest on long-term borrowings, $2.3 million of increased interest related to short-term borrowings and $4.0 million of interest accrued on the gain on generation divestiture that has been deferred for disposition by the PSC. See "Regulatory Matters - Electric," above.

Nine Months Ended September 30, 2000 Compared with the Nine Months Ended September 30, 1999

Con Edison's net income for common stock for the nine months ended September 30, 2000 was $536.8 million or $2.53 a share (based upon an average of 212.2 million common shares outstanding), compared with $579.1 million or $2.56 a share (based upon an average of 225.8 million common shares outstanding) for the nine months ended September 30, 1999. O&R financial results are not included in earnings for periods prior to its July 1999 acquisition by Con Edison.

Earnings for the nine months ended September 30, 2000 and 1999 were as follows:

(Millions of dollars)	2000	1999

Con Edison of New York	$515.7	$570.7
O&R	32.4	18.9
Nonregulated subsidiaries	0.9	(9.0)
Other*	(12.2)	(1.5)
Con Edison	$536.8	$579.1

* Includes holding company expenses (including amortization of $8.2 million and $1.3 million for 2000 and 1999, respectively, of goodwill from the acquisition of O&R) and intercompany eliminations.

Con Edison's earnings for the first nine months of 2000, compared to the first nine months of 1999, decreased $42.3 million, reflecting the effects of cooler than normal summer weather for the 2000 period as compared to the warmer than normal weather experienced in the 1999 period, electric rate reductions of $76.8 million, $58 million of replacement power costs for Con Edison of New York's Indian Point 2 nuclear generating station that have not been recovered from customers, $43.6 million of increased transmission and distribution expenses and $51.7 million of increased interest charges, offset by increased revenues resulting from the favorable economy, $114.7 million of increased pension credits, reduced federal income tax expense of $75.4 million, and $13.5 million of O&R earnings.

Con Edison estimates that the earnings per share impact in the 2000 period of the June and August 1999 divestiture of most of Con Edison of New York's electric generating capacity was substantially offset by reductions in property taxes, depreciation and other operating and maintenance costs, its acquisition of O&R and the common stock repurchase program.

A comparison of the results of operations of Con Edison for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 follows.

Nine Months Ended Sept. 30, 2000 Compared With Nine Months Ended Sept. 30, 1999

	Increases (Decreases)	Increases (Decreases)
(Millions of dollars)	Amount	Percent

Operating revenues	$1,579.3	28.2%
Purchased power - electric and steam	1,507.7	(A )
Fuel - electric and steam	(110.2)	(31.5)
Gas purchased for resale	223.0	65.7
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(41.2)	(1.1)
Other operations and maintenance	(4.9)	(0.4)
Depreciation and amortization	38.3	9.6
Taxes, other than federal income tax	(6.7)	(0.7)
Federal income tax	(75.4)	(22.1)
Operating income	7.5	0.9
Other income less deductions and related federal income tax	1.9	28.3
Net interest charges	51.7	20.8
Preferred stock dividend requirements	—	—
Net income for common stock	$(42.3)	(7.3)%
(A)
Amounts in excess of 100 percent

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are its electric, gas and steam utility businesses. For additional information about Con Edison's business segments, see the notes to the Con Edison financial statements included in Part I, Item 1 of this report.

Electric

Con Edison's electric operating revenues for the nine months ended September 30, 2000 increased $1.0 billion compared to the comparable period of 1999, reflecting Con Edison of New York's increased sales volumes and increased purchased power costs (which it bills to customers under PSC-approved rate provisions), offset by electric rate reductions of approximately $76.8 million. See Note C to the Con Edison financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference). The increase also reflects $391.0 million of O&R electric operating revenues for the nine months ended September 30, 2000, compared to $157.5 million of O&R electric operating revenues recognized in the 1999 period following Con Edison's July 1999 acquisition of O&R.

Electricity sales volumes for Con Edison of New York and O&R for the nine-month periods ended September 30, 2000 and 1999 are shown at the bottom of their consolidated income statements for those periods included in Part I, Item 1 of this report. Electricity sales volume in Con Edison of New York's service territory increased 0.8 percent for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase in sales volume reflects the continued strength of the New York City economy, offset in part by the effects of the cooler than normal summer weather. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased 3.2 percent in the 2000 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison's purchased power costs increased $1.5 billion in the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, reflecting a $1.1 billion increase in Con Edison of New York's purchased power costs as a result of its divestiture of most of its generating capacity in 1999, the ongoing Indian Point 2 outage and increases in the price of purchased power and a $254.6 million increase in Con Edison's unregulated subsidiaries' purchased power costs as a result of increased sales and trading volume and increases in the price of purchased power. The increase also reflects $207.0 million of O&R purchased power costs for the nine months ended September 30, 2000, compared to $63.2 million of O&R purchased power costs recognized in the 1999 period following Con Edison's July 1999 acquisition of O&R. Fuel costs decreased $177.1 million as a result of generation divestiture.

Con Edison's electric operating income decreased $16.3 million for the nine months ended September 30, 2000 from the comparable 1999 period, reflecting a decrease in Con Edison of New York's electric operating income of $25.6 million, comprised primarily of a reduction in net revenues (operating revenues less fuel and purchased power) of $225.5 million (reflecting the effects of the cooler than normal summer weather, $76.8 million of electric rate reductions and $58 million of Indian Point 2 replacement power costs that have not been recovered from customers) and $43.6 million of increased transmission and distribution expenses, offset by decreases in other operations and maintenance expenses (discussed in the following paragraph), property taxes ($33.6 million) and Federal income tax ($70.8 million) and the deferral of electric capacity costs ($49.5 million). The decrease also reflects $40.2 million of O&R electric operating income for the nine months ended September 30, 2000, compared to $30.9 million of O&R electric operating income recognized in the 1999 period following Con Edison's July 1999 acquisition of O&R.

The decrease in the 2000 period in other operations and maintenance expenses reflects certain expenses relating to Indian Point 2, increased pension credits ($91.3 million), and an $89.2 million decrease in expenses relating to Con Edison of New York's other electric generating assets (most of which were sold in 1999). Indian Point 2 refueling and maintenance expenses of $47.1 million, offset by $43.9 million of revenues, were recognized in income in the 2000 period. Approximately $14.4 million of Indian Point 2 refueling and maintenance expenses have been deferred and will be matched against revenues of an equal amount which will be realized during the remaining months of the rate year ending March 2001. In addition, operation and maintenance expenses in the 2000 period reflect $15.2 million of other expenses related to the ongoing Indian Point 2 outage. See "Outage Accounting" in Note G to the Con Edison financial statements included in the Form 10-K and Note C to the Con Edison financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference). The decrease in the 2000 period also reflects $105.7 million of O&R operations and maintenance expenses for the nine months ended September 30, 2000, compared to $42.8 million of O&R operations and maintenance expenses recognized in the 1999 period following Con Edison's July 1999 acquisition of O&R.

Gas

Con Edison's gas operating revenues and operating income increased $168.8 million and $19.1 million, respectively, for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. These changes reflect increases in O&R's gas operating revenues of approximately $114.2 million and gas operating income of approximately $11.6 million (reflecting O&R's 1999 financial results only since its July 1999 acquisition by Con Edison), Con Edison of New York's increased gas sales and transportation volumes, and higher pension credits.

Gas sales volumes for Con Edison of New York and O&R for the nine-month periods ended September 30, 2000 and 1999 are shown at the bottom of their consolidated income statements for those periods included in Part I, Item 1 of this report. Gas sales and transportation volume for Con Edison of New York's firm customers increased 4.9 percent in the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volume increased 2.3 percent in the 2000 period.

A weather-normalization provision that applies to the gas businesses of Con Edison's utility subsidiaries operating in New York moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues increased $67.3 million and operating income decreased $4.9 million for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The higher revenues reflect increased fuel and purchased power costs (which it bills to customers under PSC-approved rate provisions).

Steam sales volume decreased 3.3 percent in the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 0.6 percent in the 2000 period.

Net Interest Charges

Net interest charges increased $51.7 million in the 2000 period, reflecting $4.3 million of increased interest expense related to short-term borrowings of Con Edison (the holding company) and increases in Con Edison of New York's interest expense of $14.4 million related to long-term borrowings and $10.5 million related to short-term borrowings, and $8.0 million of interest accrued on the gain on generation divestiture that has been deferred for disposition by the PSC. See "Regulatory Matters - Electric," above. The increase also reflects $19.1 million of O&R interest expense for the nine months ended September 30, 2000, compared to $7.3 million of O&R interest expense recognized in the 1999 period following Con Edison's July 1999 acquisition of O&R. In addition $5.6 million of interest was incurred in the 2000 period on the long-term debt of the Lakewood Project (which Con Edison purchased on June 2000 - see "Liquidity and Capital Resources," above).

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

This discussion and analysis should be read in conjunction with Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R) Annual Report on Form 10-K for the year ended December 31, 1999 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations (Con Edison of New York's earlier 2000 10-Q MD&As) in Part I, Item 2 of the combined Con Edison, Con Edison of New York and O&R Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000 (Con Edison of New York's earlier 2000 Form 10-Qs). Reference is also made to the notes to the financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

Liquidity and Capital Resources

Cash and temporary cash investments and outstanding commercial paper (shown as notes payable on the balance sheet) at September 30, 2000 and December 31, 1999 were (amounts shown in millions):

	September 30, 2000	December 31,1999

Cash and temporary cash investments	$46.3	$349.0
Commercial paper	$165.0	$495.4

Cash and temporary cash investments, net of commercial paper, decreased at September 30, 2000, compared to December 31, 1999, reflecting reduced cash flows from operations, increased construction expenditures and long-term debt repayments and issuances.

Net cash flows from operating activities during the first nine months of 2000 decreased $478.1 million, compared to the first nine months of 1999, reflecting principally lower net income, pension credits (see discussion of prepayments, below) and increased purchased power costs (see discussion of accounts receivable and recoverable energy costs, below).

Construction expenditures during the first nine months of 2000 increased $166.6 million compared to the first nine months of 1999, principally as a result of expenditures related to meeting load growth on the company's electric distribution system and replacement of the steam generators at its Indian Point 2 nuclear generating unit. See "Nuclear Generation," below.

During the first nine months of 2000, Con Edison of New York repaid at maturity $275 million of debentures, with a weighted average annual interest rate of approximately 7.48 percent, and issued $625 million of ten-year debentures, with a weighted average annual interest rate of approximately 7.83 percent. See "Liquidity and Capital Resources - Capital Resources" in Con Edison of New York's 10-K MD&A.

Con Edison of New York's accounts receivable - customer, less allowance for uncollectible accounts increased $107.7 million at September 30, 2000 compared with year-end 1999, due primarily to increased customer billings, reflecting higher wholesale power costs. The company's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 26.4 days at September 30, 2000, compared with 28.8 days at December 31, 1999.

Prepayments at September 30, 2000 include cumulative credits to pension expense of $293.0 million, compared with $116.0 million at December 31, 1999. See Note D to the Con Edison of New York financial statements included in Item 8 of the Form 10-K. Prepayments at September 30, 2000 also include prepaid property tax of $129.6 million, compared with $10.7 million at December 31, 1999. Property taxes are generally prepaid on January 1 and July 1 of each year.

Recoverable energy costs increased $103.3 million at September 30, 2000 compared with year-end 1999, reflecting increased purchased power costs discussed below in "Results of Operations," offset in part by the ongoing recovery of previously deferred amounts. Purchased power costs are recovered, on average, 40 days after such costs are incurred. See "Recoverable Fuel Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K. Also see "Regulatory Matters - Electric," below, and Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

Deferred charges for divestiture - capacity replacement reconciliation increased $49.5 million at September 30, 2000, compared with year-end 1999, reflecting the deferral of incremental electric capacity costs under contracts with the buyers of the generating assets sold by Con Edison of New York incurred prior to the initiation in May 2000 of a capacity market under the New York Independent System Operator. See Note G to the Con Edison of New York financial statements included in Item 8 of the Form 10-K and "Regulatory Matters - Electric," below.

Deferred environmental remediation costs increased $31.2 million at September 30, 2000, compared with year-end 1999, reflecting site investigation and remediation costs deferred under current rate agreements. See Note B to the Con Edison of New York financial statements included in Part I, Item 1 of this report (which Note B is incorporated herein by reference).

Other regulatory assets increased $22.7 million at September 30, 2000 compared with year-end 1999, reflecting the deferral of $14.4 million of Indian Point 2 refueling and maintenance outage expenses discussed below in "Results of Operations."

Unfunded other post-employment benefit (OPEB) obligations (shown as pension and benefit reserve on the balance sheet) were $115.9 million at September 30, 2000, compared to $76.8 million at December 31, 1999. Con Edison of New York's policy is to fund its estimated OPEB costs to the extent deductible under current tax limitations. See Note E to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

The accumulated provision for injuries and damages was $122.1 million at September 30, 2000, compared to $110.1 million at December 31, 1999. The increase resulted primarily from increased workers' compensation claims.

Accounts payable increased $191.7 million compared with year-end 1999, due primarily to the higher costs of power purchases.

Accrued taxes increased $81.4 million compared to year-end 1999, due principally to timing differences.

Other regulatory liabilities increased $19.5 million compared with year-end 1999, reflecting primarily the deferral under the company's current gas rate agreement of $14.5 million of earnings above a 13 percent threshold that are to be shared with customers (see "Regulatory Matters - Gas" in Con Edison of New York's 10-K MD&A) and $8.0 million of interest on the gain on divestiture (see "Regulatory Matters - Electric," below), offset by the recognition of $22.3 million of previously deferred revenues relating to a scheduled Indian Point 2 refueling and maintenance outage.

Capital Resources

Con Edison of New York's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:

	September 30, 2000	December 31, 1999

Earnings to fixed charges (SEC basis)	3.49	4.17
Common equity ratio*	47.8	49.4

* Common shareholder's equity as a percentage of total capitalization

Con Edison of New York's ratio of earnings to fixed charges decreased for the 12-month period ending September 30, 2000 compared to the 12-month period ending December 31, 1999 as a result of decreased net income available for common stock before Federal income tax and increased interest expense.

Regulatory Matters

Electric

In October 2000 Con Edison, Con Edison of New York, O&R and Northeast Utilities entered into an agreement with the staff of the PSC and certain other parties (the Agreement). The Agreement, which is subject to PSC approval, revises and extends the electric rate plan provisions of the 1997 restructuring agreement pursuant to which Con Edison of New York has been implementing retail choice for all its electric customers and has divested most of its electric generating assets (the 1997 Restructuring Agreement) and addresses certain divestiture-related issues. The Agreement also provides for the approval by the PSC of Con Edison's acquisition of Northeast Utilities.

The electric rate plan provisions of the Agreement, which cover the five-year period ending March 2005, revise and extend the rate plan provisions of the 1997 Restructuring Agreement. The Agreement provides for Con Edison of New York to reduce the distribution component of its electric rates by $170 million on an annual basis, effective October 2000, and, in accordance with the 1997 Restructuring Agreement, to reduce the generation-related component of its electric rates by $208.7 million on an annual basis, effective April 2001. Following completion of Con Edison's acquisition of Northeast Utilities, Con Edison of New York's electric rates would be further reduced by $18.5 million on an annual basis to reflect approximately half of the net synergy savings applicable to its electric operations that are expected to result from the merger.

In general, under the Agreement, Con Edison of New York's base electric transmission and distribution rates will not otherwise be changed during the five-year period ending March 2005 except (i) with respect to certain changes in costs above anticipated annual levels resulting from legal or regulatory requirements, inflation in excess of a 4 percent annual rate, property tax changes and environmental cost increases or (ii) if the PSC determines that circumstances have occurred that either threaten the company's economic viability or ability to provide, or render the company's rate of return unreasonable for the provision of, safe and adequate service.

The Agreement continues the rate provisions pursuant to which Con Edison of New York recovers from its customers purchased power and fuel costs. The Agreement does not address the New York State Attorney General's petitions that are discussed below. The Agreement includes the recommendation that the PSC establish a proceeding to consider rate measures that reduce the volatility of fuel and energy costs experienced during the months of peak usage, provided that such measures may neither be materially inconsistent with the Agreement nor adversely impact Con Edison of New York's financial integrity. For information about recovery of replacement power and other costs relating to Con Edison of New York's Indian Point 2 nuclear generating unit, see Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Under the Agreement, 50 percent of any earnings in each of the rate years ending March 2002 through 2005 in excess of a specified rate of return on electric common equity (12.9 percent for the rate year ending March 2002; 11.75 percent for the other rate years, the Earnings Sharing Level) will be retained for shareholders and 50 percent will be applied for customer benefit through rate reductions or as otherwise determined by the PSC. The rate of return calculation will exclude certain items, including incentives and penalties discussed in the Agreement and the synergy savings from Con Edison's acquisition of Northeast Utilities that have been allocated to the company's shareholders. For the rate year ending March 2004, the calculation will reflect the amount, if any, by which the calculated rate of return fell below the Earnings Sharing Level for the rate year ending March 2003; for the rate year ending March 2005, the calculation will reflect any shortfall in the prior two rate years. There is no sharing of earnings for the rate year ending March 2001.

Under the Agreement's performance incentive mechanisms, the Earnings Sharing Level for the rate years ending March 2003 through 2005 may be increased to 12 percent if certain customer service and reliability objectives are achieved. The Agreement includes other incentive mechanisms, pursuant to which Con Edison of New York could be required to pay up to $40 million annually in penalties if certain threshold service and reliability objectives are not achieved.

The Agreement continues the stranded cost recovery provisions of the 1997 Restructuring Agreement, stating that Con Edison of New York "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments, under the parameters and during the time periods set forth therein."

The Agreement provides for the following disposition of the approximately $303.9 million estimated net gain on the sale by Con Edison of New York of most of its electric generating assets: $192.3 million will be credited against electric distribution plant balances; $103.8 million may be retained by the company to offset a like amount of existing regulatory assets (including deferred power contract termination costs, property tax increases and retail choice customer incentives), and the balance will be set aside as a partial funding source for low-income ratepayer programs.

The Agreement also addresses Con Edison of New York's recovery of an approximately $74 million regulatory asset representing incremental electric capacity costs incurred prior to May 2000 to purchase capacity from the buyers of the generating assets it sold. The Agreement provides for the company to recover these deferred costs from the shareholders' portion of any earnings above the Earnings Sharing Levels and by March 2005 to charge to expense any remaining asset balance. For additional information about these incremental capacity costs, see "Regulatory Matters" in Con Edison of New York's earlier 2000 10-Q MD&As and Note I to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

The Agreement provides for the approval of Con Edison's acquisition of Northeast Utilities, indicates that the PSC should authorize the merger as being in the public interest and allocates to New York customers approximately half of the net synergy savings applicable to New York utility operations that are expected to result from the merger over the ten-year period ending March 2011. To reflect this allocation, following the completion of the merger, Con Edison of New York will reduce its electric rates by $18.5 million (discussed above) and annually accrue credits of about $3.4 million and $0.9 million, respectively, for its gas and steam customers. The Agreement also amends the existing guidelines governing transactions among affiliates of Con Edison of New York to reflect, to the extent necessary, the requirements of the Public Utility Holding Company Act that will apply following the merger.

For additional information about the 1997 Restructuring Agreement, see "Regulatory Matters - Electric" in Con Edison of New York's 10-K MD&A and "Regulatory Matters" in Con Edison of New York's earlier 2000 10-Q MD&As.

In August and September 2000, the New York State Attorney General (NYSAG) filed petitions with the PSC regarding the rate adjustment mechanisms that permit Con Edison of New York to recover purchased power and other costs from its customers. The petitions seek the institution of a PSC inquiry into the cause of increases in electric bills, to make electric rates temporary until the conclusion of the PSC's inquiry, and to roll those rates back to levels such that customers would pay no more for the same amount of electric service than they would have in 1999. In October 2000, AARP and the Public Utility Law Project of New York, Inc. filed a similar petition with the PSC. Con Edison of New York believes that these petitions are without merit, but is unable to predict whether or not any related proceedings or other actions will have a material adverse effect on its financial position, results of operations or liquidity.

Gas

In November 2000 Con Edison of New York, the PSC staff and certain other parties agreed to revise and extend the 1996 gas rate settlement agreement through September 2001. For information about the 1996 agreement, see "Regulatory Matters - Gas" in Con Edison of New York's 10-K MD&A.

Under the new agreement, which is subject to PSC approval, the level above which the company will share with customers 50 percent of earnings is increased from 13 percent to a 14 percent rate of return on gas common equity. In addition, customer bills are to be reduced by $20 million during the January through March 2001 period; approximately $22.6 million that normally would be credited to customers over various annual periods is to be credited during the four-month period ending March 2001; and $19 million of charges to customers resulting from the reconciliation of actual gas costs to amounts included in rates which was scheduled to be billed to customers beginning January 2001 instead are to be billed to customers beginning April 2001. These provisions are intended to reduce gas costs during the winter months.

Under the new agreement, the company will also reduce firm transportation customer bills by a retail choice credit and will implement other programs designed to increase customer and marketer participation in the company's gas Retail Choice program, the net costs of which are to be recovered by reducing credits otherwise due customers or deferred for future recovery from customers.

Steam

In November 2000 the PSC approved a settlement agreement between Con Edison of New York, the PSC staff and certain other parties with respect to the steam rate plan filed by the company in November 1999.

The settlement agreement provides for a $16.6 million steam rate increase to take effect October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004. The company is required to share with customers 50 percent of any earnings for any rate year covered by the agreement in excess of a specified rate of return on steam common equity (11.0 percent for the first rate year, the 12-month period ending September 2001; 10.5 percent thereafter if the repowering of the company's East River steam-electric generating plant is not completed). A rate moderation mechanism will permit the company to defer a portion of the revenues collected in the first two rate years attributable to the rate increase and recognize such deferrals in income during the last two rate years.

Under the agreement, upon completion of the East River repowering project, the net benefits of the project (including any net gain from the sale of certain mid-town Manhattan real estate) allocable to steam operations will be used to offset any deficiency in the accumulated reserve for depreciation of steam plant or otherwise inure to the benefit of steam customers.

The settlement agreement continues the rate provisions pursuant to which the company recovers from its customers purchased steam and fuel costs and requires the company to develop a strategy for hedging price variations for a portion of the steam produced each year.

For additional information, see "Regulatory Matters - Steam" in Con Edison of New York's 10-K MD&A.

Nuclear Generation

Con Edison of New York's Indian Point 2 nuclear generating unit was shut down on February 15, 2000 following a leak in one of its four steam generators. See "Nuclear Generation" in Con Edison of New York's 10-K MD&A and Con Edison of New York's earlier 2000 Form 10-Q MD&As, the combined

Con Edison and Con Edison of New York Current Reports on Form 8-K, dated March 30, 2000 and October 10, 2000 and Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

Financial Market Risks

Reference is made to "Financial Market Risks" in Con Edison of New York's 10-K MD&A. At September 30, 2000 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the company.

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

Results Of Operations

Third Quarter of 2000 Compared with Third Quarter of 1999

Con Edison of New York's net income for common stock for the third quarter of 2000 was $266.3 million, compared with $319.5 million for the third quarter of 1999. Con Edison of New York's net income reflects the effects of the cooler than normal summer weather as compared to the warmer than normal weather experienced in the 1999 period, $29.1 million of electric rate reductions and $28 million of Indian Point 2 replacement power costs that have not been recovered from customers (see "Nuclear Generation," above), offset in part by $57.7 million of increased pension credits (see Note D to the Con Edison of New York financial statements included in Item 8 of the Form 10-K) and a $56.7 million reduction in Federal income taxes.

A comparison of the results of operations of Con Edison of New York for the third quarter of 2000 compared to the third quarter of 1999 follows.

Three Months Ended Sept. 30, 2000 Compared With Three Months Ended Sept. 30, 1999

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$289.7	13.7%
Purchased power - electric and steam	409.1	71.2
Fuel - electric and steam	(14.5)	(13.1)
Gas purchased for resale	20.4	38.8
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(125.3)	(9.1)
Other operations and maintenance	(52.1)	(14.0)
Depreciation and amortization	10.7	8.6
Taxes, other than federal income tax	12.5	4.2
Federal income tax	(56.7)	(31.5)
Operating income	(39.7)	(9.9)
Other income less deductions and related federal income tax	1.8	42.0
Net interest charges	15.3	19.0
Net income for common stock	$(53.2)	(16.7)%

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

Electric

Con Edison of New York's electric operating revenues in the third quarter of 2000 increased $255.9 million compared to the third quarter of 1999. The increase reflects increased purchased power costs (which it bills to customers under PSC-approved rate provisions), offset by the effects of the cooler than normal summer weather compared to warmer than normal summer weather for the 1999 period and electric rate reductions of approximately $29.1 million. See Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

Con Edison of New York's electric sales, excluding off-system sales, for the third quarter of 2000 compared with the third quarter of 1999 were:

Millions of KWHRS.

Description	Three Months Ended September 30, 2000	Three Months Ended September 30, 1999	Variation	Percent Variation

Residential/Religious	3,517	4,032	(515)	(12.8)%
Commercial/Industrial	5,679	5,612	67	1.2
Other	68	142	(74)	(52.1)

TOTAL FULL SERVICE CUSTOMERS	9,264	9,786	(522)	(5.3)
Retail Choice Customers	2,597	2,743	(146)	(5.3)

SUB-TOTAL	11,861	12,529	(668)	(5.3)
NYPA, Municipal Agency and Other Sales	2,682	2,754	(72)	(2.6)

TOTAL SERVICE AREA	14,543	15,283	(740)	(4.8)%

Electricity sales volume in Con Edison of New York's service territory decreased 4.8 percent in the third quarter of 2000, compared to the third quarter of 1999. The decrease in sales volume reflects the effects of the cooler than normal summer weather, offset in part by the continued strength of the New York City economy. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased 3.0 percent in the 2000 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's purchased power costs increased $405.9 million in the third quarter of 2000, compared to the third quarter of 1999, as a result of its divestiture of most of its generating capacity in 1999, replacement power costs for the Indian Point 2 nuclear generating station and increases in the price of purchased power. Fuel costs decreased $31.5 million as a result of generation divestiture.

Con Edison of New York's electric operating income decreased $35.0 million in the third quarter of 2000, compared to the third quarter of 1999. The principal components of the decrease were a reduction in net revenues (operating revenues less fuel and purchased power) of $120.0 million, reflecting the cooler than normal summer weather and $28.0 million of replacement power costs for the Indian Point 2 nuclear generating station that have not been recovered from customers, offset by decreases in other operations and maintenance expenses (discussed in the following paragraph) and lower Federal income tax ($47.3 million).

The decrease in the 2000 period in other operations and maintenance expenses reflects certain expenses relating to Indian Point 2, increased pension credits ($45.8 million) and a $17.8 million decrease in expenses relating to Con Edison of New York's other electric generating assets (most of which were sold in 1999). Indian Point 2 refueling and maintenance expenses of $10.5 million, offset by $7.2 million of revenues, were recognized in income in the third quarter of 2000. Approximately $14.4 million of Indian Point 2 refueling and maintenance expenses have been deferred and will be matched against revenues of an equal amount which will be realized during the remaining months of the rate year ending March

2001. See "Outage Accounting" in Note G to the Con Edison of New York financial statements included in the Form 10-K and Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

Gas

Con Edison of New York's gas operating revenues increased $17.7 million and operating income decreased $0.8 million in the third quarter of 2000, compared to the third quarter of 1999. These changes reflect increased gas sales and transportation volumes.

Con Edison of New York's gas sales volumes for the third quarter of 2000 and the third quarter of 1999 are shown at the bottom of its consolidated income statement for those periods included in Part I, Item 1 of this report. Gas sales and transportation volume for Con Edison of New York's firm customers increased 8.9 percent in the third quarter of 2000, compared to the 1999 period.   Weather had a minimal impact on gas sales for this period.

Steam

Con Edison of New York's steam operating revenues increased $16.0 million and operating income decreased $3.9 million in the third quarter of 2000 compared to the third quarter of 1999. The higher revenues reflect increased fuel and purchased power costs (which it bills to customers under PSC-approved rate provisions).

Con Edison of New York's steam sales volumes for the third quarter of 2000 and the third quarter of 1999 are shown at the bottom of its consolidated income statement for those periods included in Part I, Item 1 of this report. Steam sales volume decreased 13.0 percent in the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 0.5 percent in the 2000 period.

Net Interest Charges

Net interest charges increased $15.3 million in the 2000 period, reflecting $8.2 million of increased interest on long-term borrowings, $2.6 million of increased interest related to short-term borrowings and $4.0 million of interest accrued on the gain on generation divestiture that has been deferred for disposition by the PSC. See "Regulatory Matters - Electric," above.

Nine Months Ended September 30, 2000 Compared with the Nine Months Ended
September 30, 1999

Con Edison of New York's net income for common stock for the nine months ended September 30, 2000 was $515.7 million, compared with $570.7 million for the nine months ended September 30, 1999. Con Edison of New York's net income reflects the effects of cooler than normal summer weather for the 2000 period as compared to the warmer than normal weather experienced in the 1999 period, $76.8 million of electric rate reductions, $58 million of replacement power costs for the Indian Point nuclear generating station that were not recovered from customers, $33.7 million of increased interest charges and increased transmission and distribution expenses of $43.6 million, offset by increased revenues from a favorable economy, increased pension credits of $114.7 million and reduced federal income taxes of $82.8 million.

A comparison of the results of operations of Con Edison of New York for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 follows.

Nine Months Ended Sept. 30, 2000 Compared With Nine Months Ended Sept. 30, 1999

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$823.3	15.6%
Purchased power - electric and steam	1,109.5	98.0
Fuel - electric and steam	(125.5)	(35.9)
Gas purchased for resale	57.3	21.6
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(218.0)	(6.2)
Other operations and maintenance	(81.9)	(7.3)
Depreciation and amortization	9.9	2.5
Taxes, other than federal income tax	(40.2)	(4.6)
Federal income tax	(82.8)	(24.8)
Operating income	(23.0)	(2.8)
Other income less deductions and related federal income tax	1.7	41.2
Net interest charges	33.7	14.0
Net income for common stock	$(55.0)	(9.6)%

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

Electric

Con Edison of New York's electric operating revenues in the nine months ended September 30, 2000 increased $698.3 million, compared to the nine months ended September 30, 1999. The increase reflects increased sales volumes and increased purchased power costs (which it bills to customers under

PSC-approved rate provisions), offset by electric rate reductions of approximately $76.8 million. See Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report (which Note C is incorporated herein by reference).

Con Edison of New York's electric sales, excluding off-system sales, for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 were:

Millions of Kwhrs.

Description	Nine Months Ended September 30, 2000	Nine Months Ended September 30, 1999	Variation	Percent Variation

Residential/Religious	8,925	9,224	(299)	(3.2)%
Commercial/Industrial	15,049	15,731	(682)	(4.3)
Other	308	404	(96)	(23.8)

TOTAL FULL SERVICE CUSTOMERS	24,282	25,359	(1,077)	(4.2)
Retail Choice Customers	6,974	5,610	1,364	24.3

SUB-TOTAL	31,256	30,969	287	0.9
NYPA, Municipal Agency and Other Sales	7,494	7,483	11	0.1

TOTAL SERVICE AREA	38,750	38,452	298	0.8%

Electricity sales volume in Con Edison of New York's service territory increased 0.8 percent for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in sales volume reflects the continued strength of the New York City economy, offset in part by the cooler than normal summer weather. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased 3.2 percent in the 2000 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's purchased power costs increased $1.1 billion for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, as a result of its divestiture of most of its generating capacity in 1999, replacement power costs for the Indian Point 2 nuclear generating station and increases in the price of purchased power. Fuel costs decreased $177.1 million as a result of generation divestiture.

Con Edison of New York's electric operating income decreased $25.6 million in the nine months ended September 30, 2000, compared with the nine months ended September 30, 1999, reflecting decreased net revenues (operating revenues less fuel and purchased power) of $225.5 million (reflecting the effects of the cooler than normal summer weather, $76.8 million of electric rate reductions and $58 million of Indian Point 2 replacement power costs that have not been recovered from customers) and $43.6 million of increased transmission and distribution expenses, offset by decreases in other operations and maintenance expenses (discussed on the following paragraph) property taxes ($33.6 million) and reduced Federal income tax ($70.8 million) and the deferral of electric capacity costs ($49.5 million).

The decrease in the 2000 period in other operations and maintenance expenses reflects increased pension credits ($91.3 million), an $89.2 million decrease in expenses relating to Con Edison of New York's other electric generating assets (most of which were sold in 1999) and certain expenses relating to Indian Point 2. Indian Point 2 refueling and maintenance expenses of $47.1 million, offset by $43.9 million of revenues, were recognized in income in the 2000 period. Approximately $14.4 million of Indian Point 2 refueling and maintenance expenses have been deferred and will be matched against revenues of an equal amount which will be realized during the remaining months of the rate year ending March 2001. See "Outage Accounting" in Note G to the Con Edison of New York financial statements included in the Form 10-K. In addition, operation and maintenance expenses in the 2000 period reflect $15.2 million of other expenses related to the ongoing Indian Point 2 outage.

Gas

Con Edison of New York's gas operating revenues and operating income increased $57.7 million and $7.5 million, respectively, for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. These changes reflect increased gas sales and transportation volumes and higher pension credits.

Con Edison of New York's gas sales volumes for the nine-month periods ended September 30, 2000 and 1999 are shown at the bottom of its consolidated income statement for those periods included in Part I, Item 1 of this report. Gas sales and transportation volume for Con Edison of New York's firm customers increased 4.9 percent for the nine months ended September 30, 2000 compared to the 1999 period. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volume increased 2.3 percent in the 2000 period.

A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues increased $67.3 million and operating income decreased $4.9 million for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The higher revenues reflect increased fuel and purchased power costs (which it bills to customers under PSC-approved rate provisions).

Con Edison of New York's steam sales volumes for the nine-month periods ended September 30, 2000 and 1999 are shown at the bottom of its consolidated income statement for those periods included in

Part I, Item 1 of this report. Steam sales volume decreased 3.3 percent in the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 0.6 percent in the 2000 period.

Net Interest Charges

Net interest charges increased $33.7 million in the 2000 period, reflecting $14.4 million of increased interest on long-term borrowings, $10.5 million of increased interest related to short-term borrowings and $8.0 million of interest accrued on the gain on generation divestiture that has been deferred for disposition by the PSC. See "Regulatory Matters - Electric," above.

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

O&R's net income for common stock for the nine months ended September 30, 2000 was $32.4 million, $21.9 million higher than the corresponding 1999 period. The 1999 period included $21.5 million of non-recurring merger and electric generating capacity divestiture related charges. Excluding the impact of these charges, net income increased $0.4 million in the 2000 period compared to the corresponding 1999 period. This increase was due primarily to higher electric and gas sales, a gain on the sale of land by a non-utility subsidiary and reduced operation and maintenance expenses, property taxes, depreciation expense and interest charges. These items were offset in part by rate reductions implemented in 1999 as a result of generation divestiture and acquisition by Con Edison. See Note A to the O&R financial statements in Item 8 of the combined Con Edison, Consolidated Edison Company of New York (Con Edison of New York) and O&R Annual Reports on Form 10-K for the year ended December 31, 1999 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K).

In September 2000 O&R, the Staff of the New York State Public Service Commission (PSC) and other parties entered into a settlement agreement in O&R's gas base rate case. The agreement, which is subject to PSC approval, covers the three-year period ending October 2003. The agreement maintains base gas rates at approximately current levels and allows O&R to record in income over the term of the agreement $18 million of previously deferred credits and Gas Adjustment Clause overcollections. O&R may reduce the term of the agreement to 18 months (with a corresponding reduction in the amount of credits to be recorded to income) if the company and the PSC staff are unable to reach agreement on certain further restructuring of the company's gas business by April 2002.

In October 2000 Con Edison, O&R, Con Edison of New York and Northeast Utilities entered into an agreement with the staff of the PSC and certain other parties. The agreement, which is subject to PSC approval, among other things, provides for the approval by the PSC of Con Edison's acquisition of Northeast Utilities and allocates to New York customers approximately half of the net synergy savings applicable to New York utility operations that are expected to result from the merger over the ten-year period ending March 2011. To reflect this allocation, following the completion of the merger, O&R will annually accrue credits of about $1.15 million and $0.4 million, respectively, for its electric and gas customers.

A comparison of the results of operations of O&R for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 follows.

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$49.3	10.4%
Purchased power - electric	120.6	(A )
Fuel - electric	(43.5)	(A )
Gas purchased for resale	15.3	24.3
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(43.1)	(15.4)
Other operations and maintenance	(59.5)	(36.0)
Depreciation and amortization	(4.0)	(15.3)
Taxes, other than federal income tax	(15.8)	(24.9)
Federal income tax	10.4	(A )
Operating income	25.8	(A )
Other income less deductions and related federal income tax	(10.3)	(73.7)
Net interest charges	(5.5)	(22.3)
Preferred stock dividend requirements	(0.9)	(A )
Net income for common stock	$21.9	(A )
(A)
Amounts in excess of 100 percent

A discussion of O&R's operating revenues by business segment follows. O&R's principal business segments are its electric and gas utility businesses. For additional information about O&R's business segments, see the notes to the O&R financial statements included in Part I, Item 1 of this report.

Electric operating revenues increased $32.0 million in the nine months ended September 30, 2000, compared to the corresponding 1999 period. In the 1999 period, O&R reduced revenues by $24.9 million to reflect a liability to refund to customers this amount of proceeds from the June 1999 divestiture of the company's electric generating assets. See Note H to the O&R financial statements in Item 8 of the Form 10-K. Excluding the impact of this non-recurring accrual, electric operating revenues increased $7.1 million in the 2000 period compared to the corresponding 1999 period, due primarily to an increase in sales and higher purchased power costs (which O&R bills to its New York customers under rate provisions approved by state utility regulatory commissions) in the 2000 period, offset in part by rate reductions in August 1999.

O&R's electric sales volumes for the nine-month periods ended September 30, 2000 and 1999 are shown at the bottom of its consolidated income statement for those periods included in Part I, Item 1 of this report. O&R's electric energy sales in the nine months ended September 30, 2000 increased 3.0 percent from the corresponding 1999 period. The increase was due primarily to the continued strength of the economy. After adjusting for variations, principally weather and billing days, electricity sales were 5.4 percent higher in the 2000 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

O&R's purchased power costs increased $120.6 million during the nine months ended September 30, 2000, compared to the corresponding 1999 period. Fuel costs decreased $43.5 million in the 2000 period. These variations are attributable primarily to the June 1999 divestiture of the company's electric generating assets, higher customer sales, and increases in the cost of purchased energy. O&R's purchased power and fuel costs are recoverable from O&R's customers under rate provisions approved by the PSC. For Rockland Electric Company, an O&R utility subsidiary subject to regulation by the New Jersey Board of Public Utilities, current recovery of these costs is subject to certain limitations, and costs that are not currently recovered are deferred for future recovery. At September 30, 2000, net recoverable purchased power costs of approximately $21.4 million were deferred for future recovery by Rockland Electric Company.

O&R's gas operating revenues increased $13.6 million in the nine months ended September 30, 2000, compared to the corresponding 1999 period. The increase was due primarily to recovery from customers of higher gas costs and increases in gas sales and transportation volumes in the 2000 period. O&R's total sales of gas to customers during the 2000 period increased 4.4 percent compared with the 1999 period.

O&R's gas sales volumes for the nine-month periods ended September 30, 2000 and 1999 are shown at the bottom of its consolidated income statement for those periods included in Part I, Item 1 of this report. O&R's revenues from gas sales in New York are subject to a weather normalization clause. After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volume was 6.6 percent higher for the 2000 period, compared to the 1999 period.

Non-utility operating revenues in the nine months ended September 30, 2000 increased compared to the corresponding 1999 period, primarily as a result of a $2.4 million after-tax gain on the sale of land by a non-utility subsidiary of O&R that is winding down its business.

O&R's cost of gas purchased for resale increased $15.3 million in the nine months ended September 30, 2000, compared to the corresponding 1999 period, due primarily to higher gas costs and an increase in firm sales for the period.

O&R's other operation and maintenance expenses decreased $59.5 million in the nine months ended September 30, 2000, compared to the corresponding 1999 period, due primarily to the June 1999 divestiture of the company's electric generating assets and operating efficiencies resulting from Con Edison's July 1999 acquisition of the company.

Taxes other than federal income tax decreased $15.8 million in the nine months ended September 30, 2000, compared to the corresponding 1999 period, due primarily to reduced property taxes resulting from the June 1999 divestiture of the company's electric generating assets.

O&R's other income decreased $10.4 million in the nine months ended September 30, 2000, compared to the corresponding 1999 period. The 1999 period included a $14.7 million gain relating to the company's June 1999 divestiture of its electric generating assets. Excluding the impact of the gain in the 1999 period, other income increased $4.3 million in the 2000 period, due primarily to interest earned on proceeds from the divestiture.

O&R's interest charges decreased $5.5 million in the nine months ended September 30, 2000 compared to the corresponding 1999 period, due primarily to lower debt outstanding as a result of repayment of indebtedness with a portion of the proceeds from the June 1999 divestiture of the company's electric generating assets.

O&R redeemed all outstanding shares of its preferred stock in April 1999 and therefore had no preferred stock dividend requirements in the nine months ended September 30, 2000.

Item 3.  Quantitative And Qualitative Disclosure About Market Risk

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Con Edison

Northeast Utilities Shareholders' Suit

Reference is made to "Northeast Utilities Shareholders Suit" in Part II, Item 1, Legal Proceedings in the combined Con Edison, Con Edison of New York and O&R Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (the "First Quarter Form 10-Q").

Con Edison Of New York

Superfund - Arthur Kill Transformer Site

Reference is made to "Superfund - Arthur Kill Transformer Site" in Part I, Item 3, Legal Proceedings of the combined Con Edison, Con Edison of New York and O&R Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") and in Part II, Item 1, Legal Proceedings in the First Quarter Form 10-Q.

Superfund - Manufactured Gas Sites

Reference is made to "Superfund - Manufactured Gas Sites" in Part I, Item 3, Legal Proceedings of the Form 10-K and in Part II, Item 1, Legal Proceedings in the combined Con Edison, Con Edison of New York and O&R Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (the "Second Quarter Form 10-Q").

Superfund - BCF Oil Refining Site

Reference is made to "Superfund - BCF Oil Refining Site" in Part II, Item 1, Legal Proceedings in the Second Quarter Form 10-Q.

Superfund - Mattiace Petrochemical Company Site

Reference is made to "Superfund - Mattiace Petrochemical Company Site" in Part II, Item 1, Legal Proceedings in the Second Quarter Form 10-Q.

Employees' Class Action

Reference is made to "Employees' Class Action" in Part I, Item 3, Legal Proceedings of the Form 10-K and in Part II, Item 1, Legal Proceedings in the Second Quarter Form 10-Q. In June 2000, the court preliminarily approved a settlement agreement between Con Edison of New York and the plaintiffs. If the agreement receives final approval, the company will pay an estimated aggregate $10 million (including attorneys' fees) and will take certain actions with respect to its personnel practices. At September 30, 2000, the company had accrued a $12.1 million liability with respect to this action.

Washington Heights Power Outage

Reference is made to "Washington Heights Power Outage" in Part I, Item 3, Legal Proceedings of the Form 10-K. In August 2000, the New York State Supreme Court, New York County denied plaintiffs' motion to certify the class action. In September 2000, the City of New York's lawsuit against the company was discontinued.

Indian Point 2 Outage Litigation

Reference is made to "Indian Point 2 Outage Litigation" in Part II, Item 1, Legal Proceedings in the Second Quarter Form 10-Q and Note C to the Con Edison of New York financial statements included in Part I, Item1 of this report.

Religious Rate Proceedings

Reference is made to "Religious Rate Proceedings" in Part I, Item 3, Legal Proceedings of the Form 10-K. The Appellate Division of the New York State Supreme Court, Second Department has affirmed the trial court's dismissal of plaintiffs' lawsuit and denial of their class certification motion.

O&R

Shareholder Lawsuits

Reference is made to "Shareholder Lawsuits" in Part I, Item 3, Legal Proceedings of the Form 10-K and in Part II, Item 1, Legal Proceedings in the First Quarter Form 10-Q and Second Quarter Form 10-Q. In September 2000, the New York State Court of Appeals denied plaintiffs' motion for leave to appeal the April 2000 Appellate Division of the New York State Supreme Court, First Department's affirmation of the trial court's dismissal of plaintiffs' complaint in Virgilio Ciullo, et al. v. Orange and Rockland Utilities, Inc., et al. Plaintiffs have filed a notice of appeal with the Appellate Division of the New York State Supreme Court, First Department with respect to the May 2000 trial court's dismissal of plaintiffs' actions in Suzanne Hennessy, et al. v. D. Louis Peoples, et al.

O&R Clean Air Act Proceeding

Reference is made to "O&R Clean Air Act Proceeding" in Part II, Item 1, Legal Proceedings in the Second Quarter Form 10-Q.

Crossroads Cogeneration

Reference is made to "Crossroads Cogeneration" in Part I, Item 3, Legal Proceedings of the Form 10-K. In August 2000, the United States District Court for the District of New Jersey denied plaintiff's motion for summary judgement.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits

Con Edison

Exhibit 10.1.1	Employment Agreement, dated as of September 1, 2000, between Con Edison and Eugene R. McGrath.
Exhibit 10.1.2	Employment Agreement, dated as of September 1, 2000, between Con Edison and Joan S. Freilich.
Exhibit 10.1.3	Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, effective as of September 1, 2000.
Exhibit 12.1	Statement of computation of Con Edison's ratio of earnings to fixed charges for the twelve-month periods ended September 30, 2000 and 1999.
Exhibit 27.1	Financial Data Schedule for Con Edison.*

Con Edison Of New York

Exhibit 10.2.1	Amendment, dated July 20, 2000, to Employment Contract, dated May 22, 1990, between Con Edison of New York and Eugene R. McGrath.
Exhibit 10.2.2	Agreement, dated August 22, 2000, between Con Edison of New York and J. Michael Evans.
Exhibit 12.2	Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the twelve-month periods ended September 30, 2000 and 1999.
Exhibit 27.2	Financial Data Schedule for Con Edison of New York.*

O&R

Exhibit 12.3	Statement of computation of O&R's ratio of earnings to fixed charges for the twelve-month periods ended September 30, 2000 and 1999.
Exhibit 27.3	Financial Data Schedule for O&R.*

* To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.

(b) Reports On Form 8-K

Con Edison of New York filed a Current Report on Form 8-K, dated August 23, 2000, reporting (under Item 5): (i) the issuance and sale of $300 million aggregate principal amount of its 7.50% Debentures, Series 2000 B and (ii) the New York State Attorney General's August 2000 petition discussed under "Regulatory Matters - Electric" in the Management's Discussion and Analysis of Financial Condition and Results of Operation of Con Edison and Con Edison of New York included in Part I, Item 2 of this report.

Con Edison, along with Con Edison of New York and O&R, filed a combined Current Report on Form 8-K, dated September 22, 2000, reporting (under Item 5): (i) the October 2000 agreement with the staff of the New York State Public Service Commission and other parties discussed under "Regulatory Matters - Electric" in the Management's Discussion and Analysis of Financial Condition and Results of Operation of Con Edison and Con Edison of New York included in Part I, Item 2 of this report, and (ii) the increase in the merger consideration and issuance of a draft of the October 2000 decision of the Connecticut Department of Public Utility Control discussed under "Northeast Utilities" in the Management's Discussion and Analysis of Financial Condition and Results of Operation of Con Edison included in Part I, Item 2 of this report.

In addition, Con Edison, along with Con Edison of New York, filed (i) a combined Current Report on Form 8-K, dated October 10, 2000, reporting (under Item 5) the determination by the United States District Court for the Northern District of New York that the Indian Point 2 Law was unconstitutional and certain other developments with respect to the ongoing Indian Point 2 outage discussed in Note C to the Con Edison and Con Edison of New York financial statements included in Part I, Item 1 of this report, and (ii) combined Current Reports on Form 8-K, dated October 31, 2000 and November 3, 2000, furnishing (under Item 9) certain material pursuant to Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.
Date: November 13, 2000	By:
/s/ JOAN S. FREILICH Joan S. Freilich
Executive Vice President,
Chief Financial Officer and
Duly Authorized Officer
Orange and Rockland Utilities, Inc.
Date: November 13, 2000	By:
/s/ HYMAN SCHOENBLUM Hyman Schoenblum
Vice President,
Chief Financial Officer and
Duly Authorized Officer