Form 10-K
period 2000-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC
filed 2001-04-02
CIK 1047862, 23632, 74778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the common equity of Consolidated Edison, Inc. ("Con Edison") held by non-affiliates of Con Edison, as of January 31, 2001, was approximately $7.4 billion. Not reflected in this amount are the 60,606 Con Edison Common Shares ($.10 par value) held by Con Edison's Directors who are the only stockholders of Con Edison, known to Con Edison, who might be deemed "affiliates" of Con Edison. As of February 28, 2001, Con Edison had outstanding 212,031,531 Common Shares ($.10 par value).

All of the outstanding common equity of Consolidated Edison Company of New York, Inc. ("Con Edison of New York") and Orange and Rockland Utilities, Inc. ("O&R") is held by Con Edison.

O&R MEETS THE CONDITIONS SPECIFIED IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       Documents Incorporated By Reference

Portions of Con Edison's definitive joint proxy statement for its 2000 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2000, are incorporated in Part III of this report.

                                  FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed separately by three different registrants: Con Edison, Con Edison of New York and O&R. Neither Con Edison of New York nor O&R makes any representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
FORWARD-LOOKING STATEMENTS                                                    5

PART I

ITEM 1.  Business                                                             5
Con Edison                                                                    6
              Con Edison of New York                                          7
              O&R                                                             15

ITEM 2.  Properties
              Con Edison                                                      18
              Con Edison of New York                                          18
              O&R                                                             19

ITEM 3.  Legal Proceedings
              Con Edison                                                      20
              Con Edison of New York                                          20
              O&R                                                             27

ITEM 4.  Submission of Matters to a Vote of Security Holders                  None

Executive Officers of the Registrant
              Con Edison                                                      29
              Con Edison of New York                                          29
              O&R                                                        Omitted*

PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
              Con Edison                                                      33
              Con Edison of New York                                          None
              O&R                                                             None

ITEM 6.  Selected Financial Data
              Con Edison                                                      34
              Con Edison of New York                                          34
              O&R                                                        Omitted*

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
              Con Edison                                                      35
              Con Edison of New York                                          47
              O&R                                                        Omitted*

              O&R Management's Narrative Analysis of the Results of
              Operations                                                      56

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
              Con Edison                                                      59
              Con Edison of New York                                          59
              O&R                                                             59

ITEM 8.  Financial Statements and Supplementary Data                          59
              Con Edison                                                      63
              Con Edison of New York                                          89
              O&R                                                             112

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
              Con Edison                                                      None
              Con Edison of New York                                          None
              O&R                                                             2
PART III

ITEM 10. Directors and Executive Officers
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management
ITEM 13. Certain Relationships and Related Transactions
              Con Edison                                            Incorporated**
              Con Edison of New York                                          132
              O&R                                                        Omitted*

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     133

SIGNATURES                                                                   140

- ----------
*     O&R is omitting the information pursuant to General Instruction I of Form
      10-K.

** Incorporated by reference from Con Edison's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 21, 2001.

                           FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are statements of future expectations and not facts. Words such as "expects," "anticipates," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as those discussed under the caption "Forward-Looking Statements" in each of Con Edison's and Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Item 7.

                                     PART I

ITEM 1.  BUSINESS

Contents of Item 1                                                         Page

Con Edison

         Corporate Overview                                                  6
         Operating Segments                                                  6
         Regulation                                                          6
         Competition                                                         6
         Unregulated Subsidiaries                                            7
         Capital Requirements and Financing                                  7
         State Antitakeover Law                                              7
         Employees                                                           7

Con Edison of New York

        Corporate Overview                                                   7
        Operating Segments                                                   8
        Electric Operations                                                  8
        Gas Operations                                                       9
        Steam Operations                                                    10
        Regulation                                                          11
        Competition                                                         11
        Capital Requirements and Financing                                  11
        Environmental Matters                                               12
        Operating Statistics                                                13

O&R

        General Nature and Scope of Business                                15
        Operating Statistics                                                16

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

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note P to the Con Edison financial statements in Item 8 (which information is incorporated herein by reference).

Operating Segments

Con Edison's principal business segments are its regulated electric, gas and steam utility businesses. In 2000, electric, gas and steam utility operating revenues were 73.5 percent, 13.3 percent and 4.8 percent, respectively, of Con Edison's operating revenues. For a discussion of operating revenues and operating income for each segment, see "Results of Operations" in Con Edison's MD&A in Item 7 (which information is incorporated herein by reference). For additional information about the segments, see Note N to the Con Edison financial statements in Item 8 (which information is incorporated herein by reference) and the discussions of the businesses of Con Edison of New York and O&R below in this Item 1.

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

Con Edison is a "holding company" under the Public Utility Holding Company Act of 1935 ("PUHCA"). Con Edison is exempt from all provisions of PUHCA, except
Section 9(a)(2) (which requires SEC approval for a direct or indirect acquisition of 5 percent or more of the voting securities of any other electric or gas utility company) on the basis that Con Edison, Con Edison of New York and O&R are each organized and carry on their utility businesses substantially in the State of New York and that neither derives any material part of its income from a public utility company organized outside of the State of New York. This exemption is available even though Con Edison subsidiaries that are neither an "electric utility company" nor a "gas utility company" under PUHCA will engage in interstate activities.

Con Edison has been and is expected to continue to be impacted by legislative and regulatory developments. The electric and gas utility industries are undergoing restructuring, deregulation and increased competition. Con Edison's utility subsidiaries are subject to extensive regulation in New York, New Jersey and Pennsylvania. Changes in regulation or legislation applicable to the company's utility subsidiaries could have a material adverse effect on the company. For information about such changes, see "State Regulatory Matters" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

Competition

Legislative and regulatory developments are promoting increased competition in Con Edison's businesses. For information about competition, see "Competition," below in the discussion of Con Edison of New York's business in this Item 1 and "Unregulated Subsidiaries," below.

Unregulated Subsidiaries

Con Edison has unregulated subsidiaries that are subject to competition and different business risks than Con Edison's utility subsidiaries. In March 2001, a competitor of Consolidated Edison Communications, Inc. petitioned the New York State Public Service Commission ("NYPSC") to revoke the Con Edison subsidiary's authority to provide fiber-optic transport services in New York City. The petition, which alleges anti-competitive conduct and practices by the subsidiary and Con Edison of New York, also seeks commencement of a penalty action. The NYSPSC has established procedures "to resolve the issues presented efficiently and expeditiously." Con Edison believes that the petition is without merit. For information about Con Edison's unregulated subsidiaries, see "Liquidity and Capital Resources - Unregulated Subsidiaries" and "Results of Operations" in Con Edison's MD&A in Item 7 (which information is incorporated herein by reference).

Capital Requirements and Financing

For information about Con Edison's capital requirements, financing and securities ratings, see "Liquidity and Capital Resources - Capital Resources, Capital Requirements" and "Financial Market Risks" in Con Edison's MD&A in Item 7 (which information is incorporated herein by reference). Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

State Antitakeover Law

New York State law provides that a "resident domestic corporation," such as Con Edison, may not consummate a merger, consolidation or similar transaction with the beneficial owner of a 20 percent or greater voting stock interest in the corporation, or with an affiliate of the owner, for five years after the acquisition of the voting stock interest, unless the transaction or the acquisition of the voting stock interest was approved by the corporation's board of directors prior to the acquisition of the voting stock interest. After the expiration of the five-year period, the transaction may be consummated only pursuant to a stringent "fair price" formula or with the approval of a majority of the disinterested stockholders.

Employees

Con Edison has no employees other than those of Con Edison of New York, O&R and Con Edison's unregulated subsidiaries (which at December 31, 2000 had 13,231, 999 and 233 employees, respectively).

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

Operating Segments

Con Edison of New York's principal business segments are its regulated electric, gas and steam utility businesses. In 2000, electric, gas and steam operating revenues were 80.8 percent, 13.5 percent and 5.7 percent, respectively, of its operating revenues. For a discussion of the company's operating revenues and operating income for each segment, see "Results of Operations" in its MD&A in
Item 7 (which information is incorporated herein by reference). For additional information about the segments, see Note L to the company's financial statements in Item 8 (which information is incorporated herein by reference).

Electric Operations

There have been and are continuing to be significant changes in Con Edison of New York's electric operations, including the establishment of the company's electric Retail Choice program (under which all of the company's electric customers are able to purchase electricity from other suppliers) and the company's sale of most of its electric generating capacity. See "State Regulatory Matters - Electric" in the MD&As of Con Edison and Con Edison of New York in Item 7 and "Rate and Restructuring Agreements" in Note A to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

      Electric Sales. Electric operating revenues were $6.5 billion in 2000 or
80.8 percent of Con Edison of New York's operating revenues. The percentages were 81.5 and 81.7, respectively, in the two preceding years. In 2000, 62.1 percent of the electricity delivered by Con Edison of New York in its service area was sold by Con Edison of New York to its full-service customers, 18.1 percent was sold by other suppliers, including Consolidated Edison Solutions, Inc., an unregulated subsidiary of Con Edison, to the company's customers under its electric Retail Choice program and the balance was delivered to the state and municipal customers of the New York Power Authority ("NYPA") and the customers of municipal electric agencies. The company charges for the delivery of electricity sold by other suppliers to customers in its service area.

For additional information about electricity sales, see "Operating Statistics," below, and "Results of Operations - Electric" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

      Electric Peak Load. The electric peak load in Con Edison of New York's service area occurs during the summer air conditioning season. The record one-hour service area peak load, which occurred on July 6, 1999, was 11,850 thousand kilowatts ("MW"). The 2000 peak load, which occurred on June 26, 2000, was 11,231 MW, including an estimated 7,503 MW for Con Edison of New York's full-service customers, 1,903 MW for the company's customers participating in its electric Retail Choice program and 1,825 MW for NYPA's customers and municipal electric agency customers. The 2000 peak, if adjusted to historical design weather conditions, would have been 11,825 MW, 175 MW higher than the record peak in 1999 when similarly adjusted. Con Edison of New York estimates that, under design weather conditions, the summer 2001 service peak load would be 12,025 MW, including an estimated 7,555 MW for the company's full-service customers, 2,500 for its electric Retail Choice program customers and 1,970 MW for NYPA's customers and municipal electric agency customers. "Design weather" for the electric system is a standard to which the actual peak load is adjusted for evaluation.

      Electric Supply. Most of the electricity sold by Con Edison of New York to its customers in 2000 was purchased under firm power contracts or through the wholesale electricity market administered by the New York State Independent System Operator (the "NYISO"). The firm power contracts were with non-utility generators ("NUGs") and utilities (including Hydro-Quebec). The company sold most of its electric generating capacity in 1999 (see Note I to the Con Edison and Con Edison of New York financial statements in Item 8).

The company plans to meet its continuing obligation to supply electricity to its customers with electric energy purchased under contracts with NUGs or others, generated from its remaining electric generating facilities (which, including Indian Point 2, have a capacity of approximately 1,500 MW) or purchased through the NYISO's wholesale electricity market. The company is entering into financial arrangements to mitigate market price volatility for a portion of its expected electric energy purchases in 2001. For additional information about electric power purchases, see "Electric Power Purchases" in Con Edison and Con Edison of New York's MD&As in Item 7 and "Recoverable Energy Costs" in Note A to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

For information about the company's contracts with NUGs for approximately 2,100 MW of electric generating capacity, see Note H to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

Con Edison of New York has an agreement with Hydro-Quebec (a government-owned Canadian electric utility) for the five-year period ending March 2004 to purchase 400 MW of firm capacity during the months of April through October. The amount and price of a "basic amount" of energy the company is entitled to purchase in each year is subject to negotiation with Hydro-Quebec. In accordance with the agreement, the company can also purchase additional energy during the summer, which it would be obligated to return to Hydro-Quebec during the following winter.

The company's Indian Point 2 nuclear generating unit, which has a capacity of approximately 1,000 MW, was out of service for most of 2000 but returned to service in January 2001 following replacement of its steam generators. In November 2000, the company agreed to sell Indian Point 2 and enter into a power purchase agreement for the output from Indian Point 2 through the end of 2004. For more information about Indian Point 2, see Note G to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference). For additional information about the company's remaining electric generating facilities, see Item 2 (which information is incorporated herein by reference).

The NYISO is a not-for-profit organization which controls and operates most of the electric transmission facilities in New York State as an integrated system and administers a wholesale market for electricity in New York State. The NYISO, for reliability reasons, requires that entities supplying electricity to customers in New York State have generating capacity (either owned or contracted for) in an amount that is 18 percent or more above the expected peak load for their customers. In addition, entities that serve customers in New York City must have enough New York City-located capacity to cover 80 percent of their New York City customer peak load. Con Edison of New York met these requirements in 2000 with respect to its full-service customers and expects to meet them in 2001.

In February 2001, the NYISO issued a study which found that approximately 300 MW of additional capacity, or a similar reduction in electricity demand, will be needed in New York City to meet reliability standards in summer 2001. Additional capacity that would meet this requirement is currently under construction. In March 2001, the NYISO issued a report recommending the addition of 8,600 MW of new installed electric generating capacity in New York State by 2005, a substantial portion of which would need to be located in New York City, in order to avoid serious electricity shortages, improve air quality, continue New York's economic growth, and avert strong upward pressure on prices.

Gas Operations

There have been and are continuing to be significant changes in Con Edison of New York's gas operations in recent years, including the establishment of the company's gas Retail Choice program under which all of the company's gas customers are able to purchase gas from other suppliers.

      Gas Sales. Gas operating revenues in 2000 were $1.1 billion or 13.5 percent of Con Edison of New York's operating revenues. The percentages were
13.6 and 13.7, respectively, in the two preceding years. In 2000, 41 percent of the gas delivered by the company in its service area was sold by the company to its full-service (firm and interruptible) customers and 59 percent was sold by other suppliers, including Consolidated Edison Solutions, Inc., to their supply customers. For additional information about gas sales, see "Operating Statistics," below, and "Results of Operations - Gas" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

      Gas Requirements. Firm demand for gas in Con Edison of New York's service area peaks during the winter heating season. The design criteria for the company's gas system assume severe weather conditions that have not occurred in the service area since 1934. Under these criteria, the company estimates that the requirements to supply its firm gas customers would amount to 64,800 thousand dekatherms (mdth) of gas during the November 2000/March 2001 winter heating season and that gas available to the company would amount to 85,000 mdth. For the November 2001/March 2002 winter heating season, the company estimates that the requirements would amount to approximately 65,100 mdth and that the gas available to the company would amount to approximately 85,000 mdth. As of March 15, 2001, the November 2000/March 2001 winter heating season peak day sendout to the company's customers was 880 mdth, which occurred on December 28, 2000. The company estimates that, under the design criteria, the peak day requirements for firm customers during the November 2001/March 2002 winter heating season would amount to approximately 877 mdth and expects that it would have sufficient gas available to meet these requirements.

      Gas Supply. Con Edison of New York has contracts with suppliers for the firm purchase of natural gas. Charges under these contracts, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The contracts are for various terms extending to 2006. The company also has contracts with interstate pipeline companies for the purchase of firm transportation and storage services. Charges under these contracts are approved by the Federal Energy Regulatory Commission. The contracts are for various terms extending to 2013. The company is required to pay certain charges under the supply, transportation and storage contracts whether or not it actually uses the contracted capacity. These fixed charges amounted to approximately $122 million in 2000.

In addition, Con Edison of New York purchases gas on the spot market and has interruptible gas transportation contracts. The company has no obligation to make any such purchases and any such purchases are at market prices.

Con Edison of New York recovers its gas supply, transportation and storage costs, less net proceeds of sales of excess capacity (excluding any incentives earned by the company for such sales), from customers pursuant to rate provisions approved by the NYPSC. See "Recoverable Energy Costs" in Note A to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

In 1998, the NYPSC issued a policy statement recommending that all New York State gas utilities terminate their gas supply or "merchant" functions within three to seven years. The policy statement provides that utilities will have a reasonable opportunity to recover any stranded costs. A NYPSC proceeding to address the company's plans and rate issues resulted in a November 2000 agreement extending the company's 1996 gas settlement agreement through September 2001. See "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements in Item 8. Discussions are continuing on a longer-term rate agreement and reliability, provider of last resort and market power issues.

Steam Operations

      Steam Sales. Con Edison of New York sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 2000, steam operating revenues were $452 million or 5.7 percent of the company's operating revenues. The percentages were 4.9 and 4.6, respectively, in the two preceding years.

For information about Con Edison of New York's steam operations, see "State Regulatory Matters - Steam" and "Results of Operations - Steam" in the MD&As of Con Edison and Con Edison of New York in Item 7, the discussion of Con Edison of New York's steam facilities in Item 2 and "Operating Statistics"," below (which information is incorporated herein by reference).

      Steam Peak Load and Capacity. Demand for steam in Con Edison of New York's service area peaks during the winter heating season. The one-hour peak load during the winter of 2000/2001 (through March 15, 2001) occurred on December 26, 2001 when the load reached 9.2 million pounds. The company's estimate for the winter of 2001/2002 peak demand of its steam customers is approximately 12.0 million pounds per hour under design criteria, which assume severe weather.

On December 31, 2000, the steam system had the capability of delivering about
13.4 million pounds of steam per hour. This figure does not reflect the unavailability or reduced capacity of generating facilities resulting from repair or maintenance. Con Edison of New York estimates that, on a comparable basis, the system will have the capability to deliver approximately 13.4 million pounds of steam per hour in the 2001/2002 winter.

      Steam Supply. 37 percent of the steam sold by Con Edison of New York in 2000 was produced in the company's steam/electric generating stations, where it is first used to generate electricity. 15 percent of the steam sold by the company in 2000 was purchased from a NUG. The remainder was produced in the company's steam-only generating units. See Item 2 for a discussion of Con Edison of New York's steam facilities (which information is incorporated herein by reference).

Regulation

The NYPSC regulates, among other things, Con Edison of New York's electric, gas and steam rates, the siting of its transmission lines and the issuance of its securities. Certain activities of Con Edison of New York are subject to the jurisdiction of the Federal Energy Regulatory Commission. The Nuclear Regulatory Commission regulates Con Edison of New York's Indian Point 2 and its retired Indian Point 1 nuclear units. In addition, various matters relating to the construction and operation of Con Edison of New York's facilities are subject to regulation by other governmental agencies. Changes in regulation or legislation applicable to Con Edison of New York could have a material adverse effect on the company. For additional information, including information about the company's electric, gas and steam rates, see "State Regulatory Matters" in Con Edison of New York's MD&A in Item 7 (which information is incorporated herein by reference).

Competition

For information about federal and state initiatives promoting the development of competition in the supply of electricity and gas, see "State Regulatory Matters" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference). In addition, competition from other suppliers of electricity or gas, suppliers of oil and other sources of energy, including distributed generation (such as fuel cells and micro-turbines) may provide alternatives for Con Edison of New York customers. The company's electric, gas and steam rates are among the highest in the country.

Capital Requirements and Financing

For information about Con Edison of New York's capital requirements, financing and securities ratings, see "Liquidity and Capital Resources - Capital Resources" and "Capital Requirements and Financial Market Risks" in Con Edison of New York's MD&A in Item 7 (which information is incorporated herein by reference).

Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Environmental Matters

      General. Con Edison of New York's capital expenditures for environmental protection facilities and related studies were approximately $14 million in 2000 and are estimated to be approximately $29 million in 2001.

      Superfund. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") by its terms imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. In the course of Con Edison of New York's operations, materials are generated that are deemed to be hazardous substances under Superfund. These materials include asbestos and dielectric fluids containing polychlorinated biphenyls ("PCBs"). Other hazardous substances are generated in Con Edison of New York's operations or may be present at company locations. Also, hazardous substances were generated at the manufactured gas plants that the company and its predecessor companies used to operate. See "Superfund" in the discussion of Con Edison of New York's legal proceedings in Item 3 and Note F to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

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

      Indian Point. Con Edison of New York believes that a serious accident at its Indian Point 2 nuclear unit is extremely unlikely, but despite substantial insurance coverage, the losses to the company in the event of a serious accident could materially adversely affect the company's financial position and results of operations. For additional information about Indian Point 2 and the company's retired Indian Point 1 nuclear unit, including their pending sale, see Note G to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

      Water Quality. The Federal Clean Water Act provides for effluent limitations, to be implemented by a permit system, to regulate the discharge of pollutants, including heat, into United States waters. In 1981, Con Edison of New York entered into a 10-year agreement with the United States Environmental Protection Agency ("EPA") and others with respect to Indian Point 2 (which is located adjacent to the Hudson River) in which the company agreed to certain plant modifications, operating restrictions and other measures. In 1991, three environmental interest groups commenced litigation challenging Indian Point 2's permit status pending renewal of its discharge permits, which expired in October 1992. Under a consent order settling this litigation, certain restrictions on Indian Point 2's usage of Hudson River water were imposed on an interim basis. Permit renewal applications were filed in April 1992, after which the New York State Department of Environmental Conservation ("DEC") determined that the company must submit a draft environmental impact statement ("DEIS") to provide a basis for determining new permit conditions. A preliminary DEIS, which includes an evaluation of the costs and environmental benefits of potential mitigation alternatives (one of which is the installation of cooling towers), has been released for public comment. Pending issuance of final renewal permits, the terms and conditions of the expired permits continue in effect.

Certain governmental authorities are investigating contamination in the Hudson River and the New York Harbor. These waters are along the shoreline of Con Edison of New York's service area. Governmental authorities could require entities that generated hazardous substances that contaminated these waters to bear the costs of investigation and remediation, which could be substantial.

OPERATING STATISTICS - CON EDISON OF NEW YORK

Year Ended December 31                        2000         1999         1998         1997         1996
- ------------------------------------------------------------------------------------------------------
ELECTRIC ENERGY (MWhrs)

Generated (a)                            3,259,790   15,266,628   16,541,078   15,877,467   17,823,778
Purchased from others (a)               35,780,429   29,303,386   26,372,576   27,105,143   26,178,042
                                        --------------------------------------------------------------
Total Generated and Purchased           39,040,219   44,570,014   42,913,654   42,982,610   44,001,820
Less:  Supplied without
       direct charge                            --           38           68           71           71
       Used by
       Company                             191,445      151,090      155,172      155,934      164,206
       Distribution losses and
            other variances              2,768,249    2,682,594    2,429,301    2,799,039    2,716,235
                                        --------------------------------------------------------------
Net Generated and Purchased             36,080,525   41,736,292   40,329,113   40,027,566   41,121,308

Electric Energy Sold

       Residential                      11,637,167   11,854,995   11,282,669   11,002,745   10,867,085
       Commercial and
       Industrial                       19,930,376   20,238,777   24,455,265   25,911,199   25,725,502
       Railroads and Railways               95,457       71,447       87,514       75,392       47,004
       Public Authorities                  257,706      465,287      548,569      538,643      564,363
                                        --------------------------------------------------------------
Total Sales to Con Edison of New York   31,920,706   32,630,506   36,374,017   37,527,979   37,203,954
      Customers
Off-System Sales (a)(b)                  4,159,819    9,105,786    3,955,096    2,499,587    3,917,354
                                        --------------------------------------------------------------
Total Electric Energy Sold              36,080,525   41,736,292   40,329,113   40,027,566   41,121,308
                                        ==============================================================
Total Sales to Con Edison of New York
      Customers                         31,920,706   32,630,506   36,374,017   37,527,979   37,203,954
Delivery Service for Retail Choice       9,321,630    7,935,827    2,417,321           --           --
Delivery Service to NYPA
     Customers and Others                9,631,618    9,335,230    9,039,674    8,793,378    8,816,873
Service for Municipal Agencies             526,816      624,229      814,575      845,895      617,293
                                        --------------------------------------------------------------
Total Sales in Franchise Area           51,400,770   50,525,792   48,645,587   47,167,252   46,638,120
                                        ==============================================================

Average Annual kWhr Use Per
  Residential Customer (c)                   4,372        4,487        4,303        4,225        4,184

Average Revenue Per kWhr Sold (cents)
  Residential (c)                             18.5         15.9         16.2         16.6         16.5
   Commercial and Industrial (c)              15.5         12.7         12.7         13.0         12.9

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

(b) For 2000, 1999 and 1998, includes sales to Consolidated Edison Solutions, Inc., an unregulated subsidiary of Con Edison.

(c)   Includes Municipal Agency sales.

Year Ended December 31                             2000            1999            1998            1997            1996
- -----------------------------------------------------------------------------------------------------------------------
GAS (Dth)

Purchased                                   157,800,083     245,496,798     232,560,023     242,296,610     219,439,813

Storage - net change                            774,660       1,964,581      (4,404,888)     (1,630,463)     (4,032,224)
Used as boiler fuel at Electric
     and Steam Stations                     (27,674,312)    (67,331,325)   (109,240,109)   (109,508,555)    (84,849,049)
                                           ----------------------------------------------------------------------------
Gas Purchased for Resale                    130,900,431     180,130,054     118,915,026     131,157,592     130,558,540

Less: Gas used by Company                       294,937         369,938         376,577         239,359         272,040
        Off-System Sales & NYPA              29,563,339      92,072,772      26,104,143      14,216,403      11,023,023
        Distribution losses and
             other variances                  7,060,117       1,998,637        (820,174)        104,531         176,930
                                           ----------------------------------------------------------------------------
Total Gas Sold to Con Edison of New York     93,982,038      85,688,707      93,254,480     116,597,299     119,086,547
      Customers

Gas Sold
Firm Sales

        Residential                          47,602,792      44,705,689      45,106,269      53,217,428      56,590,018

        General                              30,468,676      27,271,134      30,685,310      39,468,337      42,190,091
                                           ----------------------------------------------------------------------------
Total Firm Sales                             78,071,468      71,976,823      75,791,579      92,685,765      98,780,109

Interruptible Sales                          15,910,570      13,711,884      17,462,901      23,911,534      20,306,438
                                           ----------------------------------------------------------------------------
Total Gas Sold to Con Edison of New York     93,982,038      85,688,707      93,254,480     116,597,299     119,086,547
      Customers
Transportation of Customer-owned Gas
        Firm Transportation                  18,215,120      17,382,490       8,634,659         808,026              --
        NYPA                                 19,857,321      11,268,947       4,260,908      17,041,695       4,966,983
        Other                                97,155,425      22,560,029      14,478,269       7,656,874       5,011,124
Off-System Sales                             23,067,713      32,942,436      25,982,200      13,958,984      11,293,425
                                           ----------------------------------------------------------------------------
Total Sales and Transportation              252,277,617     169,842,609     146,610,516     156,062,878     140,358,079
                                           ============================================================================

Average Revenue Per Dth Sold
     Residential                           $      11.62    $      11.20    $      11.75    $      11.22    $      10.00
     General                               $       8.44    $       7.70    $       7.95    $       8.14    $       7.15

STEAM Sold (Mlbs)                            26,733,260      26,532,797      24,995,694      27,422,561      29,995,762

Average Revenue Per Mlb Sold               $      16.37    $      12.80    $      12.83    $      14.23    $      13.34

CUSTOMERS - Average for year
Electric                                      3,078,648       3,054,693       3,030,746       3,010,139       3,001,870
Gas                                           1,051,555       1,046,133       1,040,410       1,036,098       1,035,528
Steam                                             1,861           1,879           1,898           1,920           1,932

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

O&R's principal business segments are its regulated electric and gas utility businesses. In 2000, electric and gas operating revenues were 73.2 percent and
26.2 percent, respectively, of its operating revenues.

For additional information about O&R's business, see O&R Management's Narrative Analysis of the Results of Operations in Item 7 and the notes to the O&R financial statements in Item 8 (which information is incorporated herein by reference).

OPERATING STATISTICS - O&R

Year Ended December 31                               2000        1999        1998        1997        1996
- ---------------------------------------------------------------------------------------------------------
ELECTRIC ENERGY (MWhrs)

Generated                                              --   1,871,898   4,061,371   3,059,038   2,545,717
Purchased from others                           4,879,400   3,153,359   1,198,709   1,786,381   2,539,710
                                               ----------------------------------------------------------
Total Generated and Purchased                   4,879,400   5,025,257   5,260,080   4,845,419   5,085,427
Less: Supplied without direct charge                   20          23         166          --          --
      Used by Company                              19,337     134,587     251,947     211,023     187,558
      Distribution losses and other variances     410,469     369,433     314,909     315,699     285,072
                                               ----------------------------------------------------------
Net Generated and Purchased                     4,449,574   4,521,214   4,693,058   4,318,697   4,612,797

Electric Energy Sold
        Residential                             1,881,680   1,942,347   1,836,916   1,791,676   1,731,105
        Commercial and Industrial               2,463,745   2,373,415   2,228,938   2,182,433   2,610,384
        Public Authorities                        104,150      96,294      70,525      39,143      80,914
                                               ----------------------------------------------------------
Total Sales to Orange and Rockland Customers    4,449,574   4,412,056   4,136,379   4,013,252   4,422,403
Off-System Sales                                       --     109,158     556,679     305,445     190,394
                                               ----------------------------------------------------------
Total Electric Energy Sold                      4,449,574   4,521,214   4,693,058   4,318,697   4,612,797
                                               ==========================================================

Total Sales to Orange and Rockland Customers    4,449,574   4,412,056   4,136,379   4,013,252   4,422,403
Delivery Service for Retail Choice                606,793     589,223     691,891     617,280     182,859
                                               ----------------------------------------------------------
Total Sales in Franchise Area                   5,056,368   5,001,279   4,828,270   4,630,532   4,605,262
                                               ==========================================================

Average Annual kWhr Use Per
     Residential Customer                           7,854       8,065       7,716       7,642       7,459

Average Revenue Per kWhr Sold (cents)
     Residential                                    12.22       11.84       12.01       12.32       12.19
     Commercial and Industrial                       9.93        8.18        8.38        8.54        8.84

Year Ended December 31                                   2000           1999           1998           1997           1996
- -------------------------------------------------------------------------------------------------------------------------
GAS (Dth)

Purchased                                          25,042,346     36,711,658     53,030,119     42,492,515     35,294,805

Storage - net change                               (1,099,134)       890,604       (278,878)    (1,242,537)      (252,743)
Used as boiler fuel at Electric Stations                   --    (15,252,652)   (31,757,453)   (16,567,916)    (8,903,618)
                                                  -----------------------------------------------------------------------
Gas Purchased for Resale                           23,943,212     22,349,610     20,993,788     24,682,062     26,138,444

Less: Gas used by Company                              57,828         77,612         54,392        163,089         74,015
      Distribution losses and
           other variances                            841,295        705,214      1,395,332        840,198        534,412
                                                  -----------------------------------------------------------------------
Total Gas Sold to Orange and Rockland Customers    23,044,089     21,566,784     19,544,064     23,678,775     25,530,017

Gas Sold
Firm Sales
        Residential                                14,281,013     13,702,735     12,913,578     15,477,043     16,154,948
        General                                     4,473,533      4,389,977      3,410,481      4,561,624      5,258,857
                                                  -----------------------------------------------------------------------
Total Firm Sales                                   18,754,546     18,092,712     16,324,059     20,038,667     21,413,805
Interruptible Sales                                 3,260,329      3,474,072      3,220,005      3,640,108      4,116,212
Sales to Con Edison                                 1,029,214             --             --             --             --
                                                  -----------------------------------------------------------------------
Total Gas Sold to Orange and Rockland Customers    23,044,089     21,566,784     19,544,064     23,678,775     25,530,017
Transportation of Customer-owned Gas
        Firm Transportation                         3,415,804      2,207,541      1,614,284        935,231        135,424
        Other                                       4,222,835      1,905,807      4,059,829      3,660,687      3,233,442
Off-System Sales                                    4,984,794        264,277             --             --             --
                                                  -----------------------------------------------------------------------
Total Sales and Transportation                     35,667,522     25,944,409     25,218,177     28,274,693     28,898,883
                                                  =======================================================================

Average Revenue Per Dth Sold
     Residential                                  $      8.32    $      7.77    $      7.25    $      7.45    $      7.24
     General                                      $      7.65    $      6.92    $      6.87    $      7.13    $      6.93

CUSTOMERS - Average for year
Electric                                              278,851        275,640        272,111        268,233        264,877
Gas                                                   118,707        117,283        115,708        113,852        112,588

ITEM 2. PROPERTIES

CON EDISON

Con Edison has no significant properties other than those of Con Edison of New York, O&R and Con Edison's unregulated subsidiaries. At December 31, 2000, the capitalized cost of Con Edison's utility plant, net of accumulated depreciation, was comprised as follows (in millions of dollars):

                                             Con Edison of                       Unregulated
                                                New York             O&R         Subsidiaries       Con Edison
Electric                                    Amount   Percent   Amount  Percent  Amount Percent    Amount  Percent
     Generation                           $   497.5     4%      $   --    --        --    --    $   497.5     4%

     Transmission                           1,075.6    10%        78.7    11%       --    --      1,154.3    10%

     Distribution                           5,862.1    54%       349.2    49%       --    --      6,211.3    52%

Gas                                         1,520.5    14%       190.1    26%       --    --      1,710.6    14%

Steam                                         528.8     5%          --    --        --    --        528.8     5%

General                                       868.3     8%        72.0    10%       --    --        940.3     8%

Held for Future Use                             6.2    --          1.9    --        --    --          8.1    --

Unregulated generating assets                    --    --           --    --     230.4   100%       230.4     2%

Construction Work in Progress                 476.4     4%        28.1     4%       --    --        504.5     4%
Nuclear fuel assemblies and components,
 less accumulated
amortization                                  107.6     1%          --    --        --    --        107.6     1%
                                          ----------------------------------------------------------------------
Net Utility Plant                         $10,943.0   100%      $720.0   100%   $230.4   100%   $11,893.4   100%

CON EDISON OF NEW YORK

Electric Facilities

      Generating Facilities. Con Edison of New York has sold most of its electric generating facilities, and has agreed to sell its approximately 1,000 MW Indian Point 2 nuclear generating unit and related assets (located in Westchester County, New York). See Notes G and I to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference). The company expects to have sufficient amounts of fuel available in 2000 for use in its remaining electric generating facilities. Immediately following the sale of Indian Point 2, the company's remaining electric generating facilities will consist of plants located in New York City with an aggregate capacity of approximately 500 MW, including its approximately 300 MW East River and 160 MW Waterside steam-electric generating stations. The company intends to add incremental generating capacity of approximately 200 MW through the repowering of its East River station and the closing of its Waterside station. See "Liquidity and Capital Resources - Capital Requirements" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

      Transmission Facilities. Con Edison of New York's transmission facilities, other than those located underground, are controlled and operated by the NYISO. See "Electric Operations- Electric Supply" in Item 1 (which information is incorporated herein by reference). At December 31, 2000, Con Edison of New York's transmission system had approximately 432 miles of overhead circuits operating at 138, 230, 345 and 500 kilovolts and approximately 381 miles of underground circuits operating at 138 and 345 kilovolts. There are approximately 267 miles of radial subtransmission circuits operating at 69 and 138 kilovolts. The company's 14 transmission substations, supplied by circuits operated at 69 kilovolts and above, have a total transformer capacity of approximately 15,731 megavolt amperes. The company's transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

Con Edison of New York has transmission interconnections with Niagara Mohawk, Central Hudson Gas & Electric Corporation, O&R, New York State Electric and Gas Corporation, Connecticut Light and Power Company, Long Island Lighting Company, NYPA and Public Service Electric and Gas Company.

      Distribution Facilities. Con Edison of New York owns various distribution substations and facilities located throughout New York City and Westchester County. At December 31, 2000, the company's distribution system had a transformer capacity of approximately 20,300 megavolt amperes, approximately 32,500 miles of overhead distribution lines and approximately 88,800 miles of underground distribution lines.

Gas Facilities

Natural gas is delivered by pipeline to Con Edison of New York at various points in its service territory and is distributed to customers by the company through approximately 4,200 miles of mains and 368, service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdth of which a maximum of about 250 mdth can be withdrawn per day. The company has about 1,230 mdth of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by Con Edison of New York.

Steam Facilities

Con Edison of New York generates steam for distribution at two steam/electric generating stations and six steam-only generating stations and distributes steam to customers through approximately 87 miles of mains and 18 miles of service lines. For information about the planned repowering of the East River steam-electric station, see "Electric Facilities- Generating Facilities," above.

O&R

Electric Transmission and Distribution Facilities

O&R and its utility subsidiaries, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 601 circuit miles of transmission lines, 13 transmission substations (with a total transformer capacity of approximately 3,362 megavolt amperes), 58 distribution substations (with a total transformer capacity of 1,867 megavolt amperes), 88,892 in-service line transformers, 5,062 pole miles of overhead distribution lines and 2,519 miles of underground distribution lines.

Gas Facilities

O&R and Pike own their gas distribution systems, which include 1,765 miles of mains.

RECO & Pike Mortgages

Substantially all of the utility plant and other physical property of O&R's utility subsidiaries, RECO and Pike, is subject to the liens of the respective indentures securing first mortgage bonds of each company.

ITEM 3. LEGAL PROCEEDINGS

CON EDISON

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note P to the Con Edison financial statements in Item 8 (which information is incorporated herein by reference). Con Edison's only other material pending legal proceedings are those of Con Edison of New York and O&R discussed below.

CON EDISON OF NEW YORK

Superfund

The following is a discussion of significant proceedings pending under Superfund or similar statutes involving sites for which Con Edison of New York has been asserted to have a liability. Additional such proceedings may arise in the future. For a further discussion of claims and possible claims against Con Edison of New York under Superfund, the estimated liability accrued for certain Superfund claims and recovery from customers of site investigation and remediation costs, see "Environmental Matters - Superfund" in Item 1, and "Environmental Matters " in Note F to Con Edison of New York's financial statements in Item 8 (which information is incorporated herein by reference).

      Maxey Flats Nuclear Disposal Site. In 1986, the EPA designated Con Edison of New York a potentially responsible party (PRP) under Superfund for the investigation and cleanup of the Maxey Flats Nuclear Disposal Site in Morehead, Kentucky. The site is owned by the State of Kentucky and was operated as a disposal facility for low level radioactive waste from 1963 through 1977 by the Nuclear Engineering Corporation (now known as U.S. Ecology Corporation). In 1995, the United States, the State of Kentucky and various de minimis PRPs, large private party PRPs (including Con Edison of New York) and large federal agency PRPs entered into consent decrees with respect to the funding and implementation of the cleanup program required by EPA for the site. Under the consent decrees, the large private party PRPs are responsible for implementing phase one of the program and any corrective actions required during the first 10 years following completion of phase one. The costs of those activities are being shared with the large federal agency PRPs. Also, if during this ten-year period the EPA determines that horizontal flow barriers are required, the large private party PRPs will construct the barriers and share the cost of that work with the large federal agency PRPs and the State of Kentucky. The large private party PRPs are not responsible for any costs after the ten-year period expires. The State of Kentucky will implement and fund the remainder of the cleanup program. Con Edison of New York's share of the cleanup costs is estimated to be between $500,000 and $600,000.

      Curcio Scrap Metal Site. In 1987, the EPA designated Con Edison of New York, a Superfund PRP for the Curcio Scrap Metal, Inc. Site in Saddle Brook, New Jersey, because Con Edison of New York had previously sold PCB-contaminated scrap electric transformers to a metal broker who in turn sold them to the owner of the site for salvaging. In 1991, the EPA issued a Unilateral Administrative Order which required Con Edison of New York and three other PRPs to implement a soil and sediment cleanup program at and around the site. In 1997, the EPA issued a Record of Decision in which it concluded that the soil and sediment cleanup had successfully remediated the principal threats associated with the site and required periodic groundwater monitoring at the site for five years. Con Edison of New York is conducting the required groundwater monitoring program, which is expected to cost about $300,000, under an EPA Administrative Consent Order. Depending on the results of the monitoring, the EPA could extend the monitoring program for an additional five years or require remedial measures, such as groundwater treatment or cleanup work.

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

      Narrowsburg Site. In 1987, the New York State Attorney General notified Con Edison of New York that it is a Superfund PRP for the Cortese Landfill Site in Narrowsburg, New York, because during 1974 the company had disposed of waste oil at the landfill. The Cortese Landfill is listed on the EPA's Superfund National Priorities List. In 1983, the Attorney General commenced an action under Superfund in the United States District Court for the Southern District of New York against the Cortese Landfill site owner and operator and SCA Services ("SCA"), an alleged transporter of hazardous substances to the site. In 1989, SCA commenced a third-party action for contribution against Con Edison of New York and various other parties whose chemical waste was allegedly disposed of at the site. Con Edison of New York and SCA have reached a settlement of the third-party action under which Con Edison of New York paid $114,485 toward the cost of the site environmental studies and will pay 6 percent of the first $25 million of remedial costs for the site. SCA has agreed to indemnify Con Edison of New York for any other remedial costs and natural resource damages that it has to pay. The EPA has selected a cleanup program for the site that is estimated to cost $12 million and the court has approved a consent decree under which SCA, Con Edison of New York and various other site PRPs have agreed to implement the cleanup program, pay the EPA's oversight costs for the site and pay approximately $220,000 for natural resource damages.

      Carlstadt Site. In 1990, Con Edison of New York was served with a third-party complaint in a Superfund cost contribution action for a former waste solvent and oil recycling facility located in Carlstadt, New Jersey. The complaint in the action, which is pending before the United States District Court for the District of New Jersey, alleges that Con Edison of New York is one of several hundred parties who are responsible under Superfund for the study and cleanup of the facility. The plaintiffs in the action, which include a group of former customers of the facility, have completed a $3 million remedial investigation and feasibility study for the site. Plaintiffs estimate that 7 to 15 million gallons of waste solvents and oil were recycled at the site and based on this estimate, Con Edison of New York's share of the cleanup costs is estimated at about 0.8 to 1.7 percent. The costs of the cleanup alternatives that were evaluated in the remedial investigation and feasibility study range from $8 million to $321 million. Plaintiffs have completed an interim remedy, which plaintiffs claim cost more than $10 million, to control releases from the site while the EPA evaluates and develops a final cleanup remedy.

      Global Landfill Site. Con Edison of New York is a PRP under Superfund and the New Jersey Spill Compensation and Control Act (Spill Act) for the Global Landfill Site in Old Bridge, New Jersey. The site, a former sanitary landfill that was authorized to accept municipal refuse and industrial waste, is included on the Superfund National Priorities List and is being administered by the New Jersey Department of Environmental Protection and Energy ("NJDEPE") pursuant to an agreement between the EPA and the State of New Jersey. In 1993, a group of site PRP's, including Con Edison of New York, entered into a consent decree with the NJDEPE to implement, with partial funding from NJDEPE, a Phase I remedy, estimated to cost $30 million. In 1997, the EPA issued a Record of Decision in which it selected a Phase II remedy. The site PRP group and the NJDPE are currently negotiating a consent decree under which the site PRP group would also design and implement the Phase II remedy. Con Edison of New York's share of the costs of the Phase I and Phase II remedies is not expected to exceed $150,000.

      Chemsol Site. In 1991, the EPA advised Con Edison of New York that it had documented the release of hazardous substances at the Chemsol Site in Piscataway, New Jersey and that it had reason to believe that Con Edison of New York sent waste materials to the site during the period from 1960 through 1965. In response to the EPA's demand for records relating to the Con Edison of New York's dealings with the site and various specified companies, including Cenco Instruments Corporation, the company submitted to the EPA records of payments to Central Scientific Company, a Division of Cenco Instruments Corporation. Con Edison of New York is unable at this time to determine either the purpose of the payments to Central Scientific Company or the connection of that company to the site. The EPA has not designated Con Edison of New York as a PRP and has not yet selected a final cleanup program for the site. However, the EPA has selected an interim remedy, expected to cost about $8 million, for the site groundwater contamination and has ordered several designated PRPs to implement that remedy.

      Echo Avenue Site. In 1987, the DEC classified Con Edison of New York's former Echo Avenue substation site in New Rochelle, New York as an "Inactive Hazardous Waste Disposal Site" because of the presence of PCBs in the soil and in the buildings on the site. Remedial action has been taken under a consent order with the DEC. In 1993, the owners of Echo Bay Marina filed suit in the United States District Court for the Southern District of New York alleging that PCBs were being discharged into the Long Island Sound from the substation site. Plaintiffs sought $24 million for personal injuries and property damages, a declaration that Con Edison of New York is in violation of the Clean Water Act, civil penalties of $25,000 per day for each violation, remediation costs, an injunction against further discharges and legal fees. In 1994, the court dismissed plaintiffs' claims for property damage, including loss of business. In July 1999, the court dismissed the remaining claims. In June 2000, the United States Court of Appeals for the Second Circuit affirmed the trial court's dismissal of plaintiffs' personal injury and property damage claims, but remanded the case to the trial court for further proceedings on plaintiffs' site clean up claims. In February 2001, the trial court granted summary judgment to the company and dismissed the claims that had been remanded.

      PCB Treatment, Inc. Sites. In 1994, the EPA designated Con Edison of New York as a Superfund PRP for the PCB Treatment, Inc. (PTI) Sites in Kansas City, Kansas and Kansas City, Missouri, because during the mid-1980's it shipped almost 2.9 million pounds of PCB-containing oil and electric equipment to two buildings that PTI used at the sites for the storage, processing, and treatment of PCB-containing electric equipment, dielectric oils, and materials. Con Edison of New York is member of a PRP steering committee that, in May 2000, completed environmental studies and engineering evaluations for the sites under an EPA administrative consent order. The results of the studies indicate that portions of the buildings' floor slabs, support columns, and walls and the soil around the buildings' outdoor loading dock areas are contaminated with PCBs. In August 2000, EPA selected a removal action program for the contaminated buildings and soil at the sites. Under the program, which could cost as much as $34 million to complete, the buildings will be demolished and the contaminated soil will be excavated and shipped to off-site disposal facilities. Based on allocation information recently developed by EPA, Con Edison of New York believes that its share of the investigation and remediation costs for the sites could range between $2.5 and $5 million.

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

      Borne Chemical Site. In 1997, Con Edison of New York was named as an additional third-party defendant in a private cost recovery action in the New Jersey Superior Court (Union County) under the New Jersey Spill Compensation and Control Act for the Borne Chemical site in Elizabeth, New Jersey. Borne Chemical used the site for the processing and blending of various types of petroleum, dyes and chemical products from approximately 1917 until 1985 when it became bankrupt and abandoned the site. Between 1971 and 1981, a portion of the site was occupied by a waste transporter and oil spill cleanup contractor that did work for Con Edison of New York at various times. Con Edison of New York and four other third-party defendants in the lawsuit have entered into a settlement with the third-party plaintiffs under which Con Edison of New York paid $70,434 towards the cost of certain work that plaintiffs had already completed and agreed to assume responsibility for approximately 0.67% of the expenses that the third-party plaintiffs incured conducting the site investigation study ordered by the NJDEPE and any soil or groundwater cleanup program that the NJDEPE may require after the site investigation study is completed.

      Capasso Site. In 1997, Con Edison of New York was served with a complaint by DMJ Associates seeking to compel Con Edison of New York and 16 other defendants to clean up contamination at the Capasso property located in Long Island City, New York. The complaint alleges that Con Edison of New York sent waste to the Quanta Resources facility (Quanta) and that contamination, including PCB contamination, has migrated from Quanta to the Capasso property and is contributing to the contamination on or about the Capasso property. Con Edison of New York is continuing to investigate whether it sent any waste to Quanta. Con Edison of New York is defending this action pursuant to a joint defense agreement with the other generator defendants.

      Arthur Kill Transformer Site. Following a September 1998 transformer fire at Con Edison of New York's former Arthur Kill generating station, it was determined that oil containing high levels of PCBs was released to the environment during the incident. Con Edison of New York is cooperating with the investigations and has completed DEC-approved cleanup programs for the station's facilities and various soil and pavement areas of the site affected by the PCB release. Pursuant to a July 1999 DEC consent order, Con Edison of New York is carrying out a DEC-approved Remedial Investigation/Feasibility Program to assess the nature and extent of the contamination in, and to recommend a proposed remediation program for, the waterfront area of the station. After soliciting public comment, the DEC will select a remedial alternative to be implemented by Con Edison of New York. In 1999, Con Edison of New York completed the sale of its Arthur Kill generating station pursuant to an agreement in which the buyer generally agreed to assume all environmental liabilities relating to the assets sold other than those for prior offsite disposal of hazardous waste and liabilities arising out of the transformer fire. In April 2000, Con Edison of New York entered into a Stipulation and Order of Consent with the United States Attorney for the Southern District of New York pursuant to which the United States Attorney agreed not to prosecute the company in connection with its response to the release of PCBs during the September 1998 transformer fire and, among other things, the company agreed to continue to develop, implement and maintain an effective environmental compliance program and to submit the program to an examination and evaluation by a person selected by the United States Attorney.

      BCF Oil Refining Site. In May 2000, the EPA designated Con Edison of New York and numerous other parties as PRPs for the BCF oil refining site in Brooklyn, New York. The site was operated as a waste oil reprocessing facility from the late 1970's until August 1994, when the facility was forced to close down because its storage and processing tanks had become contaminated with elevated concentrations of PCBs. In November 1994, the owners of the site sued Con Edison of New York, alleging that its shipments of waste oil and oily wastewater to the facility were the source of the high concentration of PCBs that had contaminated the facility's tanks. The action was dismissed after a jury verdict in Con Edison of New York's favor. However, the facility's tanks still contain significant quantities of PCB-contaminated oil and EPA has determined that an emergency cleanup program estimated to cost $2.1 million is required for them. EPA is currently attempting to negotiate with the owners of the facility for the implementation of the required emergency cleanup program, but has indicated that it may order PRPs who shipped waste oil to the facility to implement or to fund the program if the facility owners do not agree to carry out the program.

      Mattiace Petrochemical Company Site. In July 2000, Con Edison of New York was served with an EPA Superfund information request for the Mattiace Petrochemical Company Superfund site in Glen Cove, New York. According to EPA, the Mattiace Petrochemical Company processed, blended, repacked, and distributed solvents at the site from the mid-1960's until 1987. Between 1974 and 1982, Mattiace Petrochemical's affiliate, the M&M Drum Company, cleaned and refurbished metal drums at the site. EPA has reportedly incurred expenses totaling approximately $21 million since 1988, conducting emergency removal and cleanup work and other response actions at the site, including the portions of the site used by the M&M Drum Company. During the late 1970's and early 1980's, Con Edison of New York purchased naphta and a mineral spirit-based solvent product from Mattiace Petrochemical and sold empty scrap drums to Mattiace Petrochemical and M&M Drum. Based on Con Edison of New York's response to the information request for the site and M&M Drum Company records that EPA recently obtained from the Nassau County District Attorney's office, EPA claims that Con Edison of New York is responsible for about 53% of the scrap drums that Mattiace Petrochemical and M&M Drums handled at site. EPA has indicated that it is developing an allocation proposal for its past site costs and that it will begin settlement negotiations with site PRPs as soon as its allocation proposal has been approved by the United States Department of Justice.

      Croton Point Sanitary Landfill Site. The New York Attorney General has alleged that Con Edison of New York and numerous other businesses with commercial and industrial facilities within Westchester County, New York are Superfund PRPs for the County of Westchester's Croton Point Sanitary Landfill in Croton on the Hudson, New York, because they formerly used the landfill for the disposal of refuse and waste materials that contained hazardous substances. According to the New York Attorney General, the State of New York has spent over $27 million since 1993 assisting the County of Westchester in implementing response actions needed to prevent releases of hazardous substances from the landfill and to properly close the landfill. Con Edison of New York intends to join a group of other designated site PRPs that is currently attempting to negotiate with the Attorney General a settlement under which the State of New York's past response costs would be equitably allocated among all known site PRPs, including the County of Westchester and various municipalities within Westchester County that disposed of incinerator ash and other materials containing hazardous substances at the landfill.

      Manufactured Gas Sites. In 1999, Con Edison of New York submitted a report to the DEC identifying 32 sites where Con Edison of New York or its predecessors manufactured gas many years ago and 17 sites where the company or its predecessors maintained storage holders for manufactured gas in the past. The company may be required to investigate and, if necessary, remediate each of the sites, the cost of which is not presently determinable but may be material to its financial position, results of operations or liquidity. Coal tar and other manufactured gas plant-related environmental contaminants have been detected at several of the sites, including lower Manhattan and the Hunts Point section of New York City and in Tarrytown, Pelham Manor and White Plains in Westchester County.

As to the lower Manhattan site, located near the Hudson River, the cost of the DEC-approved cleanup work is estimated at $10 million, and the DEC has demanded that the company conduct off-site testing to determine whether the contamination has migrated.

As to the Hunts Point site, which was sold to New York City in the 1960's, the New York City Economic Development Corporation ("EDC") is implementing DEC-approved investigation programs for five vacant parcels at the site for which development is planned and will implement DEC-approved remediation programs for the five parcels. Con Edison of New York and the City have negotiated a settlement agreement under which the company would reimburse the City for up to $14.2 million of the expenses it incurs to implement the remediation programs for the four vacant parcels for which it has already completed the required DEC-approved investigation programs. The proposed settlement agreement is currently being reviewed by the New York City Controller. DEC has demanded that the company assess the current environmental conditions of the remaining parcels at the site.

As to the Tarrytown site, which is adjacent to the Hudson River, the company recently completed a DEC-approved supplemental investigation program to compile the additional data needed by the DEC to determine the scope of the required cleanup program for the contaminated sections of the site and the Hudson River. Depending on DEC requirements, the costs of the remediation programs could exceed $20 million.

As to the Pelham Manor site, now used as a shopping center, the company is funding site studies and has agreed to participate with the site ground lessee in the development and implementation of a cleanup plan that is acceptable to the DEC, the costs of which have not yet been determined.

As to the White Plains site, based on the limited testing conducted to date, it appears that the contamination extends to at least one neighboring property and possibly others. Additional studies are planned to delineate the full extent of the contamination. Depending on the results of those studies and the cleanup requirements imposed by the DEC, the costs of cleaning up the contamination could exceed $10 million.

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

Employees' Class Action

In January 1998, seven current employees and one former employee of Con Edison of New York sought class certification in a proceeding, entitled Sheppard, et al. v. Con Edison of New York, that had been initiated 1994 in the United States District Court for the Eastern District of New York. Plaintiffs allege denial of promotions or transfer because of their race and seek back-pay, compensatory and punitive damages, injunctive relief (including promotions for those allegedly improperly denied promotions), and reformation of Con Edison of New York's personnel practices. In December 2000, the court issued a decision in which it disapproved a settlement with the plaintiffs (that the court had preliminarily approved in June 2000) pursuant to which company was to pay an estimated aggregate $10 million (including attorneys' fees) and take certain actions with respect to its personnel practices. At December 31, 2000, the company had accrued an approximately $12.1 million liability with respect to this action.

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

Washington Heights Power Outage

Lawsuits relating to a July 1999 interruption of electric service to customers served by Con Edison of New York's Washington Heights distribution network are pending in New York State Supreme Court, New York County. The plaintiffs are seeking aggregate damages in excess of in excess of $100 million compensatory damage and injunctive relief. In August 2000, the court denied plaintiffs' motion to certify a class action. In September 2000, plaintiffs appealed the court's denial to the Appellate Division of the New York State Supreme Court, First Department. The City of New York has petitioned the NYPSC to impose a $3 million penalty on the company. The NYPSC may sue the company for penalties relating to the outage. The company does not expect that the outage will have a material adverse effect on its financial position, results of operation or liquidity.

Ronel Bennett

In December 1999, Ronel Bennett, Inc. and its president commenced an action in the Supreme Court of the State of New York, County of Queens, against Con Edison of New York and six of its employees seeking $300 million in damages and alleging breach of contract and torts. Ronel Bennett performed work for the company at its former Ravenswood generating station from September 1996 through sometime in Spring 1997. Plaintiffs claim that the company failed to maintain a safe working environment, misrepresented conditions, failed to disclose information about hazardous and toxic substances, violated federal and New York laws regarding hazardous substances and retaliated against the plaintiffs. The company does not expect this proceeding to have a material adverse effect on its financial condition, results of operation or liquidity.

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

      Metal Bank of America Site. O&R is a PRP with respect to the site described under "Superfund - Metal Bank of America Site" above in the description of Con Edison of New York's legal proceedings in this Item 3. O&R's share of the estimated $24 million to $30 million cost of the cleanup program is expected to be approximately 4.6 percent.

      Borne Chemical Site. O&R is a PRP with respect to the site described under "Superfund - Borne Chemical Site" above in the description of Con Edison of New York's legal proceedings in this Item 3. In October 1995, various site PRPs, including O&R, entered into an administrative consent order with the NJDEPE which obligates them to perform a remedial investigation to determine what, if any, subsurface remediation at is required.

      West Nyack Site. In 1994 and 1997, O&R entered into consent orders with DEC pursuant to which O&R agreed to conduct a remedial investigation and remediate certain property it owns in West Nyack, New York at which PCBs were discovered. Petroleum contamination related to a leaking underground storage tank was found as well. O&R has completed all remediation at the site that the DEC has to date required. The DEC is expected to determine whether any additional groundwater remediation will be required.

      Orange County Landfill Site. In August 2000, the New York Attorney General informed O&R that it had been identified as a Superfund PRP for the Orange County Landfill Site in Goshen, New York. The site, a former sanitary landfill, was operated by the Orange County Department of Works between 1974 and January 1992 and was reportedly used for the disposal of approximately 7 million cubic yards of municipal waste as well as small quantities of waste oil, industrial waste, septic sludge, and hazardous waste. In March 1992, the DEC designated the landfill site a Class 2 Inactive Hazardous Waste Disposal Site after finding groundwater contamination in the vicinity of the site. Since then, the State of New York has incurred expenses totaling more than $12 million in connection with various required response actions for the site, including the capping and proper closure of the landfill. Orange County has reportedly spent an additional $5 million in connection with those actions. O&R's records indicate that during the period 1988 through 1990, it disposed of approximately 1.5 cubic yards of oil-soaked debris and four cubic yards of oil and/or solvent-contaminated metal at the landfill. O&R is investigating whether private refuse carters that picked up trash from its facilities may have used the landfill for the disposal of the trash.

      Ramapo Landfill Site. In November 2000, the New York Attorney General informed O&R that it was considered a Superfund PRP for the Ramapo Landfill Site in the Town of Ramapo, New York, because a commercial carting company that had picked up trash from its facilities in Rockland County, New York during the early 1980's may have disposed of that material at the site. The site, a former municipal waste and construction and demolition debris landfill, is included on the Superfund National Priorities List and is being administered by the DEC. In 1992, the EPA issued a Record of Decision selecting a comprehensive cleanup program for the site which is estimated will cost between $21 million and $28 million to complete. The State of New York has reportedly spent more than $19 million assisting the Town of Ramapo to implement the required cleanup program.

      Manufactured Gas Sites. Coal tar and related environmental contaminants have been detected at the sites where the company or its predecessors manufactured gas many years ago. O&R and the DEC executed consent orders in 1996, 1998 and 1999 requiring O&R to investigate and remediate seven such sites, the aggregate cost of which is currently estimated at as much as $64.8 million. Pursuant to a NYPSC order, O&R may defer as a regulatory asset the costs of investigating and remediating these sites. At December 31, 2000, O&R has paid $2.3 million of such costs, accrued a liability of $31.7 million for the sites, and recorded a related regulatory asset of $34.0 million.

O&R Clean Air Act Proceeding

In May 2000, the DEC issued notices of violation to O&R and four other companies that have operated coal-fired electric generating facilities in New York State. The notices allege violations of the federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure of the companies to obtain DEC permits for physical modifications to their generating facilities and to install air pollution control equipment that would have reduced harmful emissions. The notice of violation received by O&R relates to the Lovett Generating Station that it sold in June 1999. O&R is unable to predict whether or not the alleged violations will have a material adverse effect on its financial position, results of operation or liquidity.

Asbestos Litigation

Asbestos is present in numerous O&R facilities. Numerous suits have been brought in New York State and Federal courts against O&R and many other defendants for death and injuries allegedly caused by exposure to asbestos at various O&R premises. Many of these suits have been disposed of without any payment by O&R, or for immaterial amounts. The amounts specified in the remaining suits total billions of dollars, but O&R believes that these amounts are greatly exaggerated, as were the claims already disposed of. See "Environmental Matters" in Note F to the O&R financial statements in Item 8 (which information is incorporated herein by reference).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information about the executive officers of Con Edison and Con Edison of New York, as of March 1, 2001. Unless otherwise indicated, all positions and offices listed are at Con Edison of New York. Mr. McGrath has an employment agreement with Con Edison which provides that he will serve as Chairman of the Board and Chief Executive Officer of Con Edison and Con Edison of New York through August 31, 2005 (subject to one year extensions unless terminated on six months prior notice). Messrs. Burke and McMahon and Ms. Freilich have employment agreements with Con Edison which provide that they will serve in senior executive positions through August 31, 2005 (subject to one year extensions unless terminated on six months prior notice).The term of office of each other officer is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name                      Age    Offices and Positions During Past Five Years
Eugene R. McGrath         59     10/97 to present - Chairman, President, Chief Executive Officer and Director of Con Edison
                                 3/98 to present - Chairman, Chief Executive Officer and
                                   Trustee of Con Edison of New York
                                 9/90 to 2/98 - Chairman, President, Chief Executive Officer and
                                   Trustee of Con Edison of New York

Kevin Burke              50      9/00 to present - President and Chief Operating Officer
                                 7/99 to 8/00 - President of Orange and Rockland Utilities, Inc.
                                 7/98 to 6/99 - Senior Vice President - Customer Service
                                 3/98 to 6/98 - Senior Vice President - Corporate Planning
                                 3/93 to 2/98 - Vice President - Corporate Planning

Joan S. Freilich         59      3/98 to present - Executive Vice President, Chief Financial
                                   Officer and Director (Trustee) of Con Edison and Con Edison of
                                   New York
                                 10/97 to 2/98 - Senior Vice President, Chief Financial Officer
                                   and Director of Con Edison
                                 3/97 to 2/98 - Trustee of Con Edison of New York
                                 7/96 to 2/98 - Senior Vice President and Chief Financial Officer
                                 9/94 to 7/96 - Vice President, Controller and Chief Accounting
                                   Officer

Charles F. Soutar        64      7/95 to present - Executive Vice President - Central Services

Robert W. Donohue, Jr.   58      8/99 to present - Senior Vice President - Electric Operations
                                 1/98 to 7/99 - Vice President - Brooklyn & Queens Customer Service
                                 2/94 to 12/97 - Vice President - Queens Customer Service

John F. Groth            63      7/99 to present - Senior Vice President - Nuclear Operations
                                 5/93-6/99 - Vice President - Nuclear Generation, Houston
                                   Lighting & Power

Mary Jane McCartney      52      10/93 to present - Senior Vice President - Gas

John D. McMahon          49      8/98 to present - Senior Vice President and General Counsel of Con Edison and Con Edison of New York
                                 10/97 to 8/98 - Deputy General Counsel, Corporate and
                                   Regulatory
                                 2/96 to 10/97 - Associate General Counsel, Utility Affairs

Name                     Age     Offices and Positions During Past Five Years
Luther Tai               52      9/00 to present - Senior Vice President - Central Operations
                                 7/98 to 8/00- Vice President - Corporate Planning
                                 7/94 to 6/98 -  Director - Corporate Planning

Stephen B. Bram          58      9/00 to present - President of Orange and Rockland Utilities, Inc.
                                 4/95 to 8/00 - Senior Vice President - Central Operations

Archie M. Bankston       63      12/97 to present - Secretary of Con Edison
                                 6/89 to present - Secretary and Associate General Counsel

A. Alan Blind            47      6/98 to present - Vice President - Nuclear Power
                                 1/98 to 5/98 - Vice President, Nuclear Engineering -
                                   American Electric Power
                                 5/94 to 1/98 - Site Vice President, American Electric Power

James S. Baumstark       58      7/98 to present - Vice President - Nuclear Engineering
                                 1/98 to 7/98 - Engineering Director, Crystal River Nuclear
                                   Plant, Florida Power Corp.
                                 6/96 to 12/97 - Quality Programs Director, Crystal River Nuclear
                                   Plant, Florida Power Corp.
                                 6/94 to 5/96 - Plant Manager, Sequoyah Nuclear Plant,
                                   Tennessee Valley Authority

Marilyn Caselli          46      8/98 to present - Vice President - Customer Operations
                                 10/97 to  7/98 - Vice President - Staten Island Customer Service
                                 5/96 to 9/97 - General Manager - Queens
                                 3/96 to 4/96 - General Manager - Gas Operations

V. Richard Conforti      62      8/96 to present - Vice President - Central Field Services
                                 7/92 to 7/96 - Assistant Vice President - Gas Operations

Richard P. Cowie         54      3/94 to present - Vice President - Employee Relations

David Davidowitz         54      12/00 to present - Vice President - Gas Engineering
                                 4/00 to 11/00 - General Manager - Manhattan Gas Operations
                                 7/99 to 10/99 - General Manager - Environmental, Health & Safety
                                 12/95 to 6/99 - General Manager - Tunnel Maintenance

David F. Gedris          52      8/99 to present - Vice President - Brooklyn & Queens Customer Service
                                 10/97 to 7/99 - Vice President - Fossil Power
                                 2/96 to 9/97 - Vice President - Westchester Customer Service
                                 2/94 to 1/96 - Vice President - Maintenance and Construction

George Greenwood         54      12/00 to present - Vice President - Emergency Management
                                 1/00 to 11/00 - General Manager - Environmental Affairs
                                 12/95 to 12/99 - General Manager - Customer Service

William A. Harkins       55      2/97 to present - Vice President - Energy Management
                                 2/89 to 2/97 - Vice President - Planning and Inter-Utility Affairs

Name                     Age     Offices and Positions During Past Five Years
Andrew L. Jacob          52      8/99 to present - Vice President - Steam Operations
                                 1/93 to 7/99 - Chief Engineer

Paul H. Kinkel           56      9/98 to present - Vice President - Bronx and Westchester
                                   Customer Service
                                 1/98 to 9/98 - Vice President - Nuclear Power
                                 2/96 to 12/97 - Vice President - Maintenance and Construction

M. Peter Lanahan, Jr.    57      8/96 to present - Vice President - Environment, Health & Safety
                                 5/95 to 8/96 - Vice President - Environmental Affairs

Thomas Newell            42      12/00 to present - Vice President - Gas Operations
                                 10/97 to 11/00 - General Manager - Manhattan Gas Operations
                                 1/95 to 9/97 - Department Manager - Steam

James P. O'Brien         53      3/99 to present - Vice President & General Auditor
                                 1/98 to 2/99 - General Auditor
                                 3/94 to 12/97 - Vice President - Information Resources

Stephen E. Quinn         54      1/98 to present - Vice President - Maintenance  Services
                                 9/94 to 12/97 - Vice President - Nuclear Power

Louis L. Rana            52      4/00 to present - Vice President - Manhattan Customer Service
                                 3/98 to 3/00 - Vice President - System and Transmission
                                      Operations
                                 10/97 to 2/98 - General Manager - System Operation
                                 8/97 to 9/97 - General Manager - Manhattan Electric Operations
                                 1/94 to 7/97 - Chief Distribution Engineer

Edward J. Rasmussen      52      12/00 to present - Vice President and Controller of Con Edison and Con Edison of New York
                                 4/93 to 11/00 - Assistant Controller

Frances A. Resheske      40      5/99 to present - Vice President - Public Affairs
                                 2/99 to 4/99 - Director - Public Affairs
                                 6/95 to 2/99 - General Manager - Government Relations and
                                   Community Development, Brooklyn Union

Robert A. Saya           59      4/00 to present - Vice President - System and Transmission
                                     Operations
                                 1/95-3/00 - Chief Engineer, Substation and Transmission
                                     Engineering

Hyman Schoenblum         52      12/00 to present - Vice President - Corporate Planning
                                 12/97 to 11/00 - Vice President and Controller of Con Edison
                                 10/97 to 11/00 - Vice President and Controller
                                 3/97 to 9/97 - Vice President and Treasurer
                                 6/96 to 2/97 - Director - Financial Restructuring
                                 11/93 to 5/96 - Director - Corporate Planning

Edwin W. Scott           62      6/89 to present - Vice President and Deputy General Counsel

Name                     Age     Offices and Positions During Past Five Years
Wanda Skalba             51      1/98 to present- Vice President - Information Resources
                                 4/96 to 12/97 - Director - Information Resources

Minto L. Soares          64      1/98 to present - Vice President - Substation Operations
                                 6/91 to 12/97 - Vice President - Bronx Customer Service

Saddie L. Smith          48      8/98 to present -Vice President - Staten Island Customer
                                    Service
                                 7/97 to 7/98 - Director - Facilities and Office Services
                                 7/95 to 7/97 - Director - Equal Employment Opportunity Affairs

Robert P. Stelben        58      12/97 to present - Vice President and Treasurer of Con Edison
                                 10/97 to present - Vice President and Treasurer
                                 8/97 to 9/97 - Vice President - Finance
                                 11/95 to 8/97 - Vice President and Treasurer, Johnson & Higgins

Alfred R. Wassler        56      8/96 to present - Vice President - Purchasing
                                 3/94 to 8/96 - Vice President - Purchasing, Transportation & Stores

Stephen F. Wood          48      7/00 to present - Vice President - Engineering Services
                                 2/95 to 6/00 - President and Chief Executive Officer,
                                   Constellation Energy Projects & Services, Inc.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

CON EDISON

Con Edison's Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2001, there were 108,999 holders of record of Con Edison's Common Shares.

The market price range for Con Edison's Common Shares during 2000 and 1999, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2000 and 1999 were as follows:

                                    2000                      1999
                                           Dividends                  Dividends
                           High      Low     Paid     High     Low      Paid
- --------------------------------------------------------------------------------
1st Quarter               $36.19   $26.19   $ .545   $53.44   $45.13   $ .535
2nd Quarter                36.81    28.88     .545    49.88    43.88     .535
3rd Quarter                35.56    29.81     .545    46.63    40.00     .535
4th Quarter                39.50    32.06     .545    43.06    33.56     .535

On January 18, 2001, Con Edison's Board of Directors declared a quarterly dividend of $.55 per Common Share which was paid on March 15, 2001.

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

The dividends declared by Con Edison of New York in 2000 and 1999 are shown in its Consolidated Statement of Retained Earnings included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by Con Edison of New York, and restrictions thereon, see "Dividends" in Note B to the Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

O&R

The outstanding shares of O&R's Common Stock ($5.00 par value), the only class of common equity of O&R, are held by Con Edison and are not traded.

The dividends declared by O&R in 2000 and 1999 are shown in its Consolidated Statement of Retained Earnings included in Item 8 (which information is incorporated herein by reference).

ITEM 6. SELECTED FINANCIAL DATA

CON EDISON*

Year Ended December 31 (Millions of Dollars)        2000        1999        1998        1997        1996
Operating revenues                             $ 9,431.4   $ 7,491.3   $ 7,093.0   $ 7,196.2   $ 7,133.1
Purchased power                                  3,642.9     1,824.0     1,253.8     1,349.6     1,272.9
Fuel                                               350.8       430.1       579.0       596.8       573.3
Gas purchased for resale                           790.9       485.2       437.3       552.6       590.4
Operating income                                 1,016.1     1,019.8     1,053.3     1,035.3     1,012.5
Net income for common stock                        582.8       700.6       712.7       694.5       688.2
Total assets                                    16,767.2    15,531.5    14,381.4    14,722.5    14,057.2
Long-term debt                                   5,415.4     4,524.6     4,050.1     4,188.9     4,238.6
Preferred stock subject to
   mandatory redemption                             37.1        37.1        37.1        84.6        84.6
Common shareholders' equity                      5,472.4     5,412.0     6,025.6     5,930.1     5,727.6
Basic earnings per share                       $    2.75   $    3.14   $    3.04   $    2.95   $    2.93
Diluted earnings per share                     $    2.74   $    3.13   $    3.04   $    2.95   $    2.93
Cash dividends per
   common share                                $    2.18   $    2.14   $    2.12   $    2.10   $    2.08
Average common shares
   outstanding (millions)                          212.2       223.4       234.3       235.1       235.0

* Con Edison, which was established as the parent holding company for Con Edison of New York effective January 1, 1998, owns all of Con Edison of New York's outstanding shares of common stock.

CON EDISON OF NEW YORK*

Year Ended December 31 (Millions of Dollars)        2000        1999        1998        1997        1996
Operating revenues                             $ 8,000.7   $ 6,956.0   $ 6,998.7   $ 7,196.2   $ 7,133.1
Purchased power                                  2,988.1     1,669.2     1,252.0     1,349.6     1,272.9
Fuel                                               322.1       430.2       579.0       596.8       573.3
Gas purchased for resale                           490.6       351.8       370.1       552.6       590.4
Operating income                                   952.1     1,001.5     1,067.1     1,035.3     1,012.5
Net income for common stock                        570.1       698.3       728.1       694.5       688.2
Total assets                                    14,547.9    13,682.2    14,172.8    14,722.5    14,057.2
Long-term debt                                   4,915.1     4,243.1     4,050.1     4,188.9     4,238.6
Preferred stock subject to
   mandatory redemption                             37.1        37.1        37.1        84.6        84.6
Common shareholder's equity                      4,479.6     4,393.8     5,842.7     5,930.1     5,727.6
Basic earnings per share                               *           *           *   $    2.95   $    2.93
Diluted earnings per share                             *           *           *   $    2.95   $    2.93
Cash dividends per
   common share                                        *           *           *   $    2.10   $    2.08
Average common shares
   outstanding (millions)                              *           *           *       235.1       235.0

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

Con Edison's principal subsidiary is Consolidated Edison Company of New York, Inc. (Con Edison of New York), a regulated utility that provides electric service to over three million customers and gas service to over one million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan.

Orange and Rockland Utilities, Inc. (O&R) is also a regulated utility subsidiary of Con Edison. O&R, along with its regulated utility subsidiaries, provides electric service to over 278,000 customers and gas service to over 118,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania.

SIGNIFICANT DEVELOPMENTS

Con Edison's results of operations for 2000 were materially affected by electric rate reductions of (on an annual basis) $103 million, effective April 2000, and $170 million, effective October 2000, (see "State Regulatory Matters - Electric," below) and a $130 million charge relating to the Indian Point 2 nuclear plant (see Note G to the financial statements). Indian Point 2 returned to service in January 2001 following installation of new steam generators.

Other significant developments in 2000 included agreements to sell, subject to approval of the New York State Public Service Commission (PSC) and other conditions, Indian Point 2 and related assets (including fuel) for approximately $602 million, subject to certain adjustments, and a nine-acre development site in midtown Manhattan along the East River (the First Avenue Properties) for an expected price of $576 million to $680 million, depending on zoning and other adjustments.

Results of operations for 2000 reflect for the entire year Con Edison's ownership of O&R (which it acquired in July 1999) and Con Edison of New York's sales (in June and August 1999) of most of its electric generating capacity. See Notes I and K to the financial statements.

In March 2001 Con Edison and Northeast Utilities commenced litigation relating to their October 1999 merger agreement. (See Note P to the financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and Short-Term Borrowing

Cash and temporary cash investments decreased $390.2 million at December 31, 2000 compared to December 31, 1999, reflecting repayment of notes payable (primarily commercial paper), including short-term borrowing done in December 1999 in anticipation of January 2000 cash requirements, and the changes in cash flows from operating, investing and financing activities discussed below.

Con Edison's average daily commercial paper outstanding in 2000 was $319 million compared to $125 million in 1999. The weighted average interest rate was approximately 6.4 percent in 2000 compared to approximately 5.00 percent in 1999. For additional information about Con Edison's commercial paper programs, see Note C to the financial statements.

Cash Flows From Operating Activities

Net cash flows from operating activities in 2000 decreased $245.1 million compared to 1999, due principally to lower net income (which included increased pension credits) and increased purchased power and gas costs. Net cash flows from operating activities in 1999 decreased $184.5 million compared to 1998, due principally to higher charges for purchased electric generating capacity and other cash flow effects of generation divestiture.

Cumulative credits to pension expense for Con Edison of New York amounted to $366.7 million at December 31, 2000, compared with $116.0 million at December 31, 1999. Pension credits, which result from favorable performance by the company's pension plans in past years, increase net income but do not provide cash for the company's operations. See Note D to the financial statements.

Con Edison's accounts receivable - customer, less allowance for uncollectible accounts increased $262.8 million at December 31, 2000 compared with year-end 1999, due primarily to increased customer billings by Con Edison's utility subsidiaries, reflecting higher purchased power and gas costs. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 29.7 days at December 31, 2000, compared with 28.8 days at December 31, 1999. For O&R, the ENDRO was 35.4 days at December 31, 2000 and
36.5 days at December 31, 1999.

Recoverable energy costs increased $245.3 million at December 31, 2000 compared with year-end 1999, reflecting increased purchased power and gas costs, offset in part by the ongoing recovery of previously deferred amounts. See "Recoverable Energy Costs" in Note A to the financial statements.

Deferred charges for divestiture - capacity replacement reconciliation increased $49.5 million at December 31, 2000 compared with year-end 1999, reflecting incremental electric capacity costs under contracts with the buyers of the generating assets sold by Con Edison of New York. See Note I to the financial statements.

Deferred environmental remediation costs increased $35.7 million at December 31, 2000 compared with year-end 1999, reflecting site investigation and remediation costs for Con Edison's utility subsidiaries deferred under current rate agreements. See Note F to the financial statements.

Unfunded other post-employment benefit (OPEB) obligations (shown as pension and benefits reserve on the balance sheet) were $181.3 million at December 31, 2000, compared to $143.8 million at December 31, 1999. Con Edison of New York's policy is to fund its OPEB costs to the extent deductible under current tax limitations. O&R's policy is to fund its OPEB costs to the extent of its rate recovery. The reserve also includes a minimum liability for Con Edison of New York's and O&R's supplemental executive retirement programs. A portion of this minimum liability has been included in other comprehensive income. See Note E to the financial statements.

The accumulated provision for injuries and damages was $160.7 million at December 31, 2000, compared to $119.0 million at December 31, 1999. The increase resulted primarily from increased workers' compensation claims relating to alleged asbestos exposure.

Accounts payable increased $404.4 million at December 31, 2000 compared with year-end 1999, due primarily to the higher costs of electric power and gas purchases.

Accrued taxes increased $46.0 million at December 31, 2000 compared to year-end 1999, due principally to timing differences.

The New York State tax laws applicable to utility companies were changed, effective January 1, 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In addition, a compensating use tax was imposed on gas and electricity purchased outside New York State for use within the state. In December 2000 the PSC issued its requirements relating to the tax law changes. The amounts applicable to the provisions of the previous tax laws will continue to be collected through base rates and tariff surcharges, until the PSC directs otherwise, with the differences between those collections and the tax expense under the new law to be deferred, pending future disposition by the PSC. At December 31, 2000 Con Edison's utility subsidiaries had accrued a liability of $59.5 million reflecting these differences.

Under Con Edison's 1997 Restructuring Agreement (see "State Regulatory Matters - Electric," below), $50 million of the net after-tax gain on divestiture of most of Con Edison of New York's electric generating assets has been retained for shareholders (and is to be recognized in income during the 12 months ending March 2002), and the remaining net gain was deferred for future customer benefit. Under the electric agreement approved by the PSC in November 2000 (see "State Regulatory Matters - Electric," below), $188.2 million was credited against electric distribution plant balances, $107.3 million was used to offset a like amount of existing regulatory assets (including deferred power contract termination costs) and $12 million has been set aside as a partial funding source for low-income customer programs.

Other regulatory liabilities increased $48.0 million at December 31, 2000 compared with year-end 1999, reflecting primarily the deferral under Con Edison of New York's current gas rate agreement of $12.1 million of earnings above a 13 percent threshold that are to be shared with customers (see "State Regulatory Matters - Gas," below) and deferral of a portion of the divestiture gain to partially fund retail access incentives and a low income program of $19.8 million and $12.0 million, respectively (see Note I to the financial statements), offset by the recognition of $22.3 million of previously deferred revenues relating to Indian Point refueling and maintenance work. See Note G to the financial statements.

Cash Flows Used in Investing Activities

Cash flows used in investing activities, including construction, in 2000 increased $991.1 million compared to 1999, primarily because 1999 cash flows included proceeds from generation divestiture. In addition, in 2000 there were higher utility construction expenditures and greater investments by unregulated subsidiaries than in 1999.

Utility construction expenditures during 2000 increased $280.8 million compared to 1999, principally as a result of expenditures related to meeting load growth on Con Edison of New York's electric distribution system and replacement of the steam generators at its nuclear generating unit.

In June 2000 Con Edison Development purchased an 80 percent interest in a partnership that owns a 236-MW electric generating unit in Lakewood, New Jersey (the Lakewood Project) for $98.1 million.

Deferred real estate sale costs were $103 million at year-end 2000, reflecting costs related to the demolition and remediation of the First Avenue Properties, which the company has agreed to sell, subject to PSC approval and other conditions, for an expected price of $576 million to $680 million, depending on zoning and other adjustments. See "Capital Requirements," below. The buyer paid Con Edison of New York $50 million as a down payment, which the company used to fund a portion of the demolition and remediation expenses. The down payment has been recorded as a regulatory liability.

Cash Flows Used in Financing Activities

Cash flows used in financing activities in 2000 decreased $463.3 million compared to 1999, because of increased debt issuances and decreased repurchases of common stock.

During 2000, Con Edison of New York repaid at maturity $275 million of debentures, with a weighted average annual interest rate of approximately 7.48 percent, and issued $975 million of 5-year and 10-year debentures, with a weighted average annual interest rate of approximately 7.39 percent. During this period O&R repaid at maturity $120 million of debentures, with a weighted average annual interest rate of 8.27 percent, and issued $55 million of 10-year
7.5 percent debentures. Also during 2000 the Lakewood Project retired $8.3 million of debt. In addition, the Lakewood Project had $174.2 million of long-term debt outstanding at December 31, 2000, which has been included in Con Edison's consolidated financial statements.

During 1999, Con Edison of New York repaid at maturity $150 million of floating rate taxable debentures and $75 million of 6.5 percent debentures, and issued $475 million of 40-year and 10-year debentures, with a weighted average annual interest rate of approximately 7.27 percent. In addition, it issued $292.7 million of 35-year adjustable rate tax-exempt debt in July 1999, the proceeds of which, along with other funds, were used in August 1999 to redeem $150 million of 7 1/4 percent Series 1989 C tax-exempt debt and $150 million of 7 1/2 percent Series 1990 A tax-exempt debt.

Con Edison purchased approximately 1.9 million shares of its common stock, at an aggregate cost of $60.7 million in 2000. Through December 31, 2000, a total of
23.2 million shares was purchased under a stock repurchase program begun in 1998, at an average price of $43.13 per share, and a total cost of $1.0 billion.

In addition, Con Edison purchased 432,400 shares of its common stock (at an aggregate cost of approximately $19.8 million) in April and May 1999 to be used for exercise of options under its 1996 Stock Option Plan. At December 31, 2000, 250,263 of these shares remained available for future option exercises. Shares of Con Edison common stock to be issued upon the exercise of options may be either purchased in the market or newly issued shares. See Note M to the financial statements.

Capital Resources

Con Edison expects to finance its operations, capital requirements and the payment of dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries and through external borrowings, including commercial paper. For information about restrictions on the payment of dividends by Con Edison of New York, see Note B to the financial statements.

Con Edison's ratio of earnings to fixed charges for 2000, 1999 and 1998 and common equity ratio at December 31, 2000, 1999 and 1998 were:

                                                   2000         1999        1998
                                                   -----------------------------
Earnings to fixed
  charges (SEC basis)                              3.10         4.04        4.29

Common equity                                      49.1         53.1        58.4

The changes in interest coverage in these years reflect changes in pre-tax income and changes in interest charges due to debt issuances and refundings. Excluding the $130 million charge for replacement power costs incurred in connection with an outage at the Indian Point nuclear plant (see Note G to the financial statements) and the charge for merger-related expenses (see Note P to the financial statements), Con Edison's ratio of earnings to fixed charges for 2000 would have been 3.47. The changes in the equity ratio reflect the issuance of debt and the repurchase of approximately $1.0 billion of common stock.

The commercial paper of Con Edison and its utility subsidiaries is rated P-1 and A-1, respectively, by Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Rating Services (S&P). S&P has assigned an issuer rating of A to Con Edison, which has not yet issued any long-term debt. The senior unsecured debt of Con Edison's utility subsidiaries is rated A1 and A+, respectively, by Moody's and S&P.

Capital Requirements

The following table compares Con Edison's capital requirements relating to its regulated and unregulated subsidiaries for the years 1998 through 2000 and estimated amounts for 2001 and 2002:

(Millions of Dollars)           1998       1999       2000      2001*      2002*
- --------------------------------------------------------------------------------
Utility
 construction
 expenditures                 $  619     $  678     $  959     $  993     $  943
Investment in
 unregulated
 subsidiaries                     56        165        121        400        335
- --------------------------------------------------------------------------------
      Sub-total                  675        843      1,080      1,393      1,278

Nuclear
 decommissioning
 trust                            21         21         21         21         21
Nuclear fuel                       7         17         27          3         47
- --------------------------------------------------------------------------------
      Sub-total                   28         38         48         24         68

Retirement of
 long-term
 securities at
 maturity                        200        225        395        300        337
- --------------------------------------------------------------------------------
        Total                 $  903     $1,106     $1,523     $1,717     $1,683

*Does not reflect the pending sale of Indian Point 2, which is expected to be completed in 2001.

The increased utility construction expenditures in 2001 and 2002 reflect expenditures to repower Con Edison of New York's East River steam-electric generating plant and expenditures related to meeting load growth on its electric distribution system, as well as the construction programs of O&R. The repowering will provide additional, cost efficient steam generating capacity and approximately 360 MW of electric capacity. The increased generating capacity will more than offset the 160 MW of electric capacity that will be lost upon the closing of the company's Waterside generating station, which is located on the First Avenue Properties.

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

Con Edison's investment in these subsidiaries was $405.6 million at December 31, 2000. See "Capital Requirements," above.

The unregulated subsidiaries participate in competitive energy supply and services businesses that are subject to different investment risks than those found in the businesses of the regulated utility subsidiaries.

ELECTRIC POWER PURCHASES

In December 1999, following approval by the Federal Energy Regulatory Commission, the New York State Independent System Operator (ISO) commenced operations. The ISO controls and operates most electric transmission facilities in New York State as an integrated system and administers a wholesale electricity market in the state. Con Edison's utility subsidiaries continue to own and maintain, but not operate, their transmission facilities and receive fees for use of the facilities by other parties.

In 2000 Con Edison's utility subsidiaries purchased substantially all of the energy they sold to customers pursuant to firm contracts with non-utility generators and others or through the ISO's wholesale electricity market.

Electric energy prices during summer 2000 increased significantly compared with summer 1999. The higher energy prices increased the working capital requirements of Con Edison's utility subsidiaries. Accounts receivable (and uncollectible bills) and recoverable energy costs increased in 2000 compared to 1999. See "Cash Flows From Operating Activities," above.

In general, Con Edison's utility subsidiaries recover prudently incurred purchased power costs pursuant to rate provisions approved by the relevant state public utility commission. See "Financial MarketRisks," below and "Recoverable Energy Costs" in Note A to the financial statements. From time to time certain parties have petitioned the PSC to review these provisions. Con Edison believes that the petitions are without merit, but is unable to predict whether or not any related proceedings or other actions will have a material adverse effect on its financial position, results of operations or liquidity.

The PSC has established a proceeding to consider rate measures that could reduce the volatility of electric energy costs experienced during the months of peak usage. The Agreement (see "State Regulatory Matters - Electric," below) provides that such measures may neither be materially inconsistent with the Agreement nor adversely impact Con Edison of New York's financial integrity.

To reduce the volatility of electric energy costs, Con Edison's utility subsidiaries have firm contracts to purchase electric energy and have entered into derivative transactions to hedge expected purchases for a substantial portion of the electric energy expected to be sold to their customers in summer 2001 (see Note O to the financial statements). In addition, Con Edison of New York's Indian Point generating plant, which was out of service during summer 2000, is in service and expected to be available in summer 2001. Following completion of Indian Point's pending sale, Con Edison of New York, pursuant to a power purchase agreement with the buyer, will be allowed to purchase its output at an annual average price of 3.9 cents per kilowatthour, through the end of 2004.

To further mitigate price volatility, the company is seeking changes in the way the ISO administers its wholesale energy market. Those changes include a new "circuit breaker" mechanism to prevent unreasonable price volatility when the wholesale electric market is not competitive, which could occur when usage is high and power supplies are extremely tight, and making customers eligible for retroactive refunds if a power generator abuses the system and charges more than a competitive price.

Con Edison's utility subsidiaries do not expect to add long-term electric generation resources other than in connection with the repowering of Con Edison of New York's East River generating plant, which will add incremental electric capacity of approximately 200 MW. In a July 1998 order, the PSC indicated that it "agree(s) generally that Con Edison of New York need not plan on constructing new generation as the competitive market develops," but considers "overly broad" and did not adopt its request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity.

STATE REGULATORY MATTERS

Electric

In 1996 the PSC, in its Competitive Opportunities proceeding, endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry.

In September 1997 the PSC approved a restructuring agreement among Con Edison of New York, the PSC staff and certain other parties (the 1997 Restructuring Agreement). Pursuant to the 1997 Restructuring Agreement, Con Edison of New York reduced electric rates by approximately $129 million in 1998, $80 million in 1999 and $103 million in 2000, made available "retail choice" to all of its electric customers and divested most of its electric generation capacity. For additional information about the 1997 Restructuring Agreement, see Note A to the financial statements.

In November 2000 the PSC approved an October 2000 agreement (the Agreement) that, among other things, revises and extends the electric rate plan provisions of the 1997 Restructuring Agreement and addresses certain generation divestiture-related issues.

The electric rate plan provisions of the Agreement cover the five-year period ending March 2005. Pursuant to the Agreement Con Edison of New York reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000, and, in accordance with the 1997 Restructuring Agreement, will reduce the generation-related component of its electric rates by $208.7 million on an annual basis, effective April 2001.

The Agreement continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased power and fuel costs from customers. See "Recoverable Energy Costs" in Note A to the financial statements.

For additional information about the Agreement, see Note A to the financial statements.

O&R has entered into settlement agreements or similar arrangements with the PSC and the New Jersey and Pennsylvania public utility commissions, which provide for a transition to a competitive electric market, and address customer/shareholder sharing of net synergy savings from Con Edison's July 1999 acquisition of O&R. See "Restructuring Agreements" in Note A to the financial statements.

Gas

In November 2000 the PSC approved an agreement among Con Edison of New York, the PSC staff and certain other parties that extended the 1996 gas rate settlement agreement through September 2001. The 1996 agreement, with limited exceptions, continued base rates at September 1996 levels through September 2000.

In November 2000 the PSC also approved a gas rate settlement agreement among O&R, the PSC Staff, and certain other parties covering the three-year period November 2000 through October 2003.

For additional information about the new gas rate agreements, see Note A to the financial statements.

Steam

In November 2000 the PSC approved an agreement between Con Edison of New York, the PSC staff and certain other parties with respect to the steam rate plan filed by the company in November 1999. The agreement provides for a $16.6 million steam rate increase, which took effect October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004.

For additional information about the agreement, see Note A to the financial statements.

NUCLEAR GENERATION

In January 2001 Con Edison of New York's Indian Point 2 nuclear generating station returned to service following an outage that commenced in February 2000. During the outage Indian Point's four steam generators were replaced and refueling and maintenance work was performed. For information about the recovery of replacement power costs incurred during the outage, the pending sale of Indian Point 2 and additional information about nuclear generation, see Note G to the financial statements.

FINANCIAL MARKET RISKS

Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, are interest rate risk and commodity price risk.

The interest rate risk relates primarily to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities, and to variable rate debt. See "Capital Requirements," above.

In general, the rates Con Edison's utility subsidiaries charge customers for electric, gas and steam service are not subject to change for fluctuations in the cost of capital during the respective terms of the current rate agreements. The utility subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refundings of debt through optional redemptions and tender offers. In addition, Con Edison and its subsidiaries, from time to time, have entered into derivative financial instruments to hedge interest rate risk.

In general, the rates Con Edison's utility subsidiaries charge customers for electric, gas and steam service are subject to change for fluctuations in the cost of purchased power or gas during the respective terms of the current rate agreements. See "Electric Power Purchases," above and "Recoverable Energy Costs" in Note A to the financial statements. Con Edison's subsidiaries have, from time to time, used derivative instruments to hedge purchases of electricity and gas and gas in storage.

At December 31, 2000 neither the fair value of the hedged positions outstanding nor potential, near-term derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of Con Edison. See Note O to the financial statements.

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

FORWARD-LOOKING STATEMENTS

This discussion and analysis includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, developments relating to Indian Point 2 (see Note G to the financial statements), developments relating to Northeast Utilities (see Note P to the financial statements), developments in wholesale energy markets, technological developments, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, and other presently unknown or unforeseen factors.

RESULTS OF OPERATIONS

Con Edison's earnings per share in 2000 were $2.75 ($2.74 on a diluted basis). Earnings per share in 1999 and 1998 were $3.14 ($3.13 on a diluted basis) and $3.04, respectively. Excluding a $130 million charge relating to the Indian Point nuclear plant (see Note G to the financial statements) and a $32.1 million charge for merger-related expenses (see Note P to the financial statements), earnings per share in 2000 would have been $3.24 ($3.23 on a diluted basis).

Earnings for the years ended December 31, 2000, 1999 and 1998 were as follows:

(Millions of Dollars)                         2000          1999           1998
- -------------------------------------------------------------------------------
Con Edison of New York                      $570.1        $698.3         $728.1
O&R                                           39.1          22.2*            --
Unregulated subsidiaries                       7.7         (10.9)         (18.4)
Other**                                      (34.1)         (9.0)           3.0
- -------------------------------------------------------------------------------
       Con Edison                           $582.8        $700.6         $712.7
- -------------------------------------------------------------------------------

* O&R earnings are for the period subsequent to its acquisition in July 1999. **Includes parent company expenses, goodwill amortization and inter-company eliminations.

Con Edison's earnings for 2000 decreased $117.8 million compared to 1999, reflecting the effects of cooler than normal summer weather in 2000 as compared with warmer than normal summer weather in 1999, electric rate reductions of $139.3 million, a $130 million charge relating to the Indian Point nuclear plant (see Note G to the financial statements), $41.3 million of higher transmission and distribution expenses, $48.3 million of increased interest charges and $32.1 million of merger-related expenses (see Note P to the financial statements), offset in part by increased revenues resulting from the favorable economy, $157.1 million of increased pension credits, $12.3 million of net increased unregulated earnings and parent company expenses (other than merger-related expenses), and $16.9 million of increased O&R earnings.

Con Edison's earnings for 1999, compared to 1998, decreased $12.1 million. The principal components of the decrease (net of tax) were: $42.3 million of electric rate reductions; $41.9 million of lost equity return on generating assets that were divested; and $8.5 million of higher distribution expenses relating to Hurricane Floyd and a July 1999 heat wave, offset by $22.2 million of O&R earnings reflecting the acquisition of O&R in July 1999 and approximately $65.7 million of lower nuclear and pension expenses.

Earnings also reflect the levels of electric, gas and steam sales discussed below.

Con Edison estimates that the earnings per share impact in the 2000 period of the June and August 1999 divestiture of most of Con Edison of New York's electric generating capacity was substantially offset by reductions in property taxes, depreciation and other operating and maintenance costs, its July 1999 acquisition of O&R and its repurchase of approximately $1 billion of common stock.

Con Edison's operating revenues in 2000, compared to 1999, increased by $1.9 billion, and its operating income decreased by $3.7 million. Operating revenues in 1999, compared to 1998, increased by $398.3 million, and operating income increased by $33.5 million.

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are its electric, gas and steam utility businesses. For additional information about Con Edison's business segments, see Note N to the financial statements.

Electric

Con Edison's electric operating revenues in 2000 increased $1.1 billion from 1999 and in 1999 increased $118.2 million from 1998. The increases reflect increased purchased power costs (see "Recoverable Energy Costs" in Note A to the financial statements) and sales volumes, offset by electric rate reductions of approximately $139.3 million in 2000 and $65 million in 1999. The 2000 increase also reflects $513.0 million of O&R's electric operating revenues for the 12 months ended December 31, 2000, compared to $235.5 million of O&R's electric operating revenues recognized in the 1999 period following Con Edison's July 1999 acquisition of O&R.

Electricity sales volume in Con Edison of New York's service territory increased
1.7 percent in 2000 and 3.9 percent in 1999.

The increase in sales volume in 2000 reflects the continued strength of the New York City economy, offset in part by the cooler than normal summer weather. Con Edison's electric sales vary seasonally in response to weather, and peak in the summer.

After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased 3.6 percent in 2000 and 2.7 percent in 1999. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison's electric operating income decreased $57.6 million in 2000 compared to 1999, reflecting a decrease in Con Edison of New York's electric operating income of $76.7 million. The decrease in Con Edison of New York's electric operating income was comprised of a reduction in net revenues (operating revenues less fuel and purchased power) of $325.3 million (reflecting cooler than normal summer weather, $139.3 million of electric rate reductions and a $130 million charge relating to Indian Point 2), offset by increased pension credits ($124.5 million) and decreased property taxes ($18.1 million), dividend and subsidiary capital taxes ($13.8 million) and income tax ($100.6 million). Electric operating income also reflects an increase in O&R's electric operating income of $19.2 million. O&R's electric operating income in 2000 was $47.5 million compared to $28.4 million recognized in the 1999 period following Con Edison's July 1999 acquisition of O&R.

Con Edison's electric operating income decreased $47.3 million in 1999 compared to 1998. The principal components of the decrease (net of tax) were: $41.9 million of lost equity return on generating assets that were divested, approximately $8.5 million of increased distribution expenses relating to Hurricane Floyd and a July 1999 heat wave, and $42.3 million of electric rate reductions; offset, in part, by approximately $65.3 million of reduced expenses at Indian Point 2 (which had an extended maintenance outage in 1998), and decreased pension costs, and $28.4 million of electric operating income attributable to O&R.

Gas

Con Edison's gas operating revenues and gas operating income increased $261.9 million and $32.3 million, respectively, in 2000 and increased $40.5 million and $10.5 million, respectively, in 1999. These changes reflect changes in gas sales and transportation volumes. The changes in gas operating revenues also reflect increases in the cost of gas (see "Recoverable Energy Costs" in Note A to the financial statements). In addition, the changes reflect O&R's gas operating revenues of approximately $183.4 million and O&R's gas operating income of approximately $11.1 million for 2000, compared to gas operating revenues of $56.4 million and $0.5 million of gas operating income recognized in the 1999 period following Con Edison's July 1999 acquisition of O&R.

Gas sales and transportation volume to firm customers of Con Edison of New York increased 7.8 percent in 2000 compared to 1999 and increased 5.8 percent in 1999 compared to 1998.

Con Edison's gas sales and transportation vary seasonally in response to weather, and peak in the winter. The increase in volumes from 1999 reflects the colder 2000 winter compared to 1999. The increase in 1999 compared to 1998 reflects the colder 1999 winter compared to 1998.

After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volume to firm customers increased 2.0 percent in 2000 and 1.3 percent in 1999.

A weather-normalization provision that applies to the gas businesses of Con Edison's utility subsidiaries operating in New York moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison's steam operating revenues increased $112.1 million in 2000 compared to 1999, reflecting primarily increased purchased steam and fuel costs (see "Recoverable Energy Costs" in Note A to the financial statements). Steam operating income increased $5.6 million in 2000 compared to 1999, reflecting an October 2000 rate increase. Steam operating revenues and operating income increased $18.1 million and $0.1 million, respectively, in 1999 compared to 1998, primarily because of changes in steam sales volume.

Steam sales volume increased 0.8 percent in 2000 and increased 6.1 percent in 1999. The increase in 1999 reflects the colder winter compared to 1998.

After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 0.7 percent in 2000 and decreased 1.4 percent in 1999.

Taxes, Other Than Income Tax

At $1.1 billion, taxes other than income tax remain one of Con Edison's utility subsidiaries' largest operating expenses.

The principal components of and variations in operating taxes were:

                                                           Increase / (Decrease)
- -------------------------------------------------------------------------------
                                                            2000           1999
(Millions of                              2000              over           over
Dollars)                                Amount              1999           1998
- -------------------------------------------------------------------------------
Property taxes                        $  616.2          $   10.1       $  (12.2)

State and local
 taxes on revenues                       421.6             (72.2)           4.9

Payroll taxes                             60.8               1.1            2.9

Other taxes                               23.2               3.0          (23.9)
- -------------------------------------------------------------------------------

Total                                 $1,121.8*         $  (58.0)      $  (28.3)
- -------------------------------------------------------------------------------

*Including sales taxes on customers' bills, total taxes, other than income taxes, billed to customers in 2000 were $1,480.1 million.

Other Income

Other income decreased $44.2 million in 2000 compared with 1999, due principally to the recognition in 2000 of $32.1 million of merger-related expenses (see Note P to the financial statements) and the recognition in 1999 of $29 million of deferred federal income tax credits relating to generation divestiture (see Note I to the financial statements). Other income increased $29.7 million in 1999 compared with 1998, due principally to the recognition in 1999 of the deferred federal income tax credits.

Net Interest Charges

Net interest charges increased $69.9 million in 2000 compared to 1999, reflecting increased interest expense for Con Edison of New York related to short-term borrowings ($11.3 million) and long-term borrowings ($26.2 million), and $10.6 million of interest accrued on the gain on generation divestiture prior to its disposition in 2000 pursuant to the Agreement. The increase also reflects $9.6 million of interest expense related to long-term borrowing for the Lakewood Project (which was purchased in June 2000 by an unregulated subsidiary of Con Edison). The increase also reflects $25.4 million of O&R`s interest expense for 2000 compared to $15.4 million of O&R's interest recognized in the 1999 period following Con Edison's July 1999 acquisition of O&R.

Net interest charges increased $11.7 million in 1999 compared to 1998, reflecting the addition of O&R's debt expense and increased interest on short-term borrowing, offset in part by refunding of long-term debt and favorable tax audit adjustments.

Income Tax

Federal income tax decreased $89.3 million in 2000 and decreased $32.6 million in 1999, reflecting the changes each year in income before tax, deductions related to removal costs and tax credits. State income tax for 2000 was $23.6 million. In 2000 certain New York State revenue-based taxes applicable to utilities were replaced by a net income-based tax. See Notes A and L to the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis relates to the accompanying consolidated financial statements of Consolidated Edison Company of New York, Inc. (Con Edison of New
York) and should be read in conjunction with the financial statements and the notes thereto.

CON EDISON OF NEW YORK'S BUSINESS

Con Edison of New York is a regulated utility that provides electric service to over three million customers and gas service to over one million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan. All of the common stock of Con Edison of New York is owned by Consolidated Edison, Inc. (Con Edison).

SIGNIFICANT DEVELOPMENTS

Con Edison of New York's results of operations for 2000 were materially affected by electric rate reductions of (on an annual basis) $103 million, effective April 2000, and $170 million, effective October 2000, (see "State Regulatory Matters - Electric," below) and a $130 million charge relating to the Indian Point 2 nuclear plant (see Note G to the financial statements). Indian Point 2 returned to service in January 2001 following installation of new steam generators.

Other significant developments in 2000 included agreements to sell, subject to approval of the New York State Public Service Commission (PSC) and other conditions, Indian Point 2 and related assets (including fuel) for approximately $602 million, subject to certain adjustments, and a nine-acre development site in midtown Manhattan along the East River (the First Avenue Properties) for an expected price of $576 million to $680 million, depending on zoning and other adjustments.

Results of operations for 2000 also reflect Con Edison of New York's sales (in June and August 1999) of most of its electric generating capacity. See Note I to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Short-Term Borrowing

Cash and temporary cash investments decreased $278.8 million at December 31, 2000 compared to December 31, 1999, reflecting repayment of notes payable (primarily commercial paper), including short-term borrowing done in December 1999 in anticipation of January 2000 cash requirements, and the changes in cash flows from operating, investing and financing activities discussed below.

Con Edison of New York's average daily commercial paper outstanding in 2000 was $264 million compared to $100 million in 1999. The weighted average interest rate was approximately 6.4 percent in 2000 compared to approximately 5.0 percent in 1999. For additional information about Con Edison of New York's commercial paper program, see Note C to the financial statements.

Cash Flows From Operating Activities

Net cash flows from operating activities in 2000 decreased $412.0 million compared to 1999, due principally to lower net income (which included increased pension credits) and increased purchased power and gas costs. Net cash flows from operating activities in 1999 decreased $130.0 million compared to 1998, due principally to higher charges for purchased electric generating capacity and other cash flow effects of the generation divestiture.

Cumulative credits to pension expense amounted to $366.7 million at December 31, 2000, compared with $116.0 million at December 31, 1999. Pension credits, which result from favorable performance by the company's pension plans in past years, increase net income but do not provide cash for the company's operations. See Note D to the financial statements.

Con Edison of New York's accounts receivable - customer, less allowance for uncollectible accounts increased $201.9 million at December 31, 2000 compared with year-end 1999, due primarily to increased customer billings, reflecting higher purchased power and gas costs. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 29.7 days at December 31, 2000, compared with 28.8 days at December 31, 1999.

Recoverable energy costs increased $195.6 million at December 31, 2000 compared with year-end 1999, reflecting increased purchased power and gas costs, offset in part by the ongoing recovery of previously deferred amounts. See "Recoverable Energy Costs" in Note A to the financial statements.

Deferred charges for divestiture - capacity replacement reconciliation increased $49.5 million at December 31, 2000 compared with year-end 1999, reflecting incremental electric capacity costs under contracts with the buyers of the generating assets sold by Con Edison of New York. See Note I to the financial statements.

Unfunded other post-employment benefit (OPEB) obligations (shown as pension and benefits reserve on the balance sheet) were $105.1 million at December 31, 2000, compared to $76.8 million at December 31, 1999. Con Edison of New York's policy is to fund its OPEB costs to the extent deductible under current tax limitations. The reserve also includes a minimum liability for Con Edison of New York's supplemental executive retirement program. A portion of this minimum liability has been included in other comprehensive income. See Note E to the financial statements.

The accumulated provision for injuries and damages was $148.0 million at December 31, 2000, compared to $110.1 million at December 31, 1999. The increase resulted primarily from increased workers' compensation claims relating to alleged asbestos exposure.

Accounts payable increased $374.2 million at December 31, 2000 compared with year-end 1999, due primarily to the higher costs of electric power and gas purchases.

Accrued taxes increased $26.2 million at December 31, 2000 compared to year-end 1999, due principally to timing differences.

The New York State tax laws applicable to utility companies were changed, effective January 1, 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In addition, a compensating use tax was imposed on gas and electricity purchased outside New York State for use within the state. In December 2000 the PSC issued its requirements relating to the tax law changes. The amounts applicable to the provisions of the previous tax laws will continue to be collected through base rates and tariff surcharges, until the PSC directs otherwise, with the differences between those collections and the tax expense under the new law to be deferred, pending future disposition by the PSC. At December 31, 2000 Con Edison of New York had accrued a liability of $59.5 million reflecting these differences.

Under Con Edison of New York's 1997 Restructuring Agreement (see "State Regulatory Matters - Electric," below), $50 million of the net after-tax gain on divestiture of most of Con Edison of New York's electric generating assets has been retained for shareholders (and is to be recognized in income during the 12 months ending March 2002), and the remaining net gain was deferred for future customer benefit. Under the electric agreement approved by the PSC in November 2000 (see "State Regulatory Matters- Electric," below), $188.2 million was credited against electric distribution plant balances, $107.3 million was used to offset a like amount of existing regulatory assets (including deferred power contract termination costs) and $12 million has been set aside as a partial funding source for low-income customer programs.

Other regulatory liabilities increased $30.9 million at December 31, 2000 compared with year-end 1999, reflecting primarily the deferral under Con Edison of New York's current gas rate agreement of $12.1 million of earnings above a 13 percent threshold that are to be shared with customers (see "State Regulatory Matters - Gas," below) and deferral of a portion of the divestiture gain to partially fund retail access incentives and a low income program of $19.8 million and $12.0 million, respectively (see Note I to the financial statements), offset by the recognition of $22.3 million of previously deferred revenues relating to Indian

Point refueling and maintenance work.  See Note G to the financial statements.

Cash Flows Used in Investing Activities

Cash flows used in investing activities, including construction, in 2000 increased $1.5 billion compared to 1999, primarily because 1999 cash flows included proceeds from generation divestiture. In addition, in 2000 there were higher construction expenditures.

Construction expenditures during 2000 increased $252.2 million compared to 1999, principally as a result of expenditures related to meeting load growth on Con Edison of New York's electric distribution system and replacement of the steam generators at its nuclear generating unit.

Deferred real estate sale costs were $103 million at year-end 2000, reflecting costs related to the demolition and remediation of the First Avenue Properties, which Con Edison of New York has agreed to sell, subject to PSC approval and other conditions, for an expected price of $576 million to $680 million, depending on zoning and other adjustments. See "Capital Requirements," below. The buyer paid Con Edison of New York $50 million as a down payment, which the company used to fund a portion of the demolition and remediation expenses. The down payment has been recorded as a regulatory liability.

Cash Flows Used in Financing Activities

Cash flows used in financing activities in 2000 decreased $1.3 billion compared to 1999, because of increased debt issuances and decreased repurchases of common stock.

During 2000, Con Edison of New York repaid at maturity $275 million of debentures, with a weighted average annual interest rate of approximately 7.48 percent, and issued $975 million of 5-year and 10-year debentures, with a weighted average annual interest rate of approximately 7.39 percent.

During 1999, Con Edison of New York repaid at maturity $150 million of floating rate taxable debentures and $75 million of 6.5 percent debentures, and issued $475 million of 40-year and 10-year debentures, with a weighted average annual interest rate of approximately 7.27 percent. In addition, it issued $292.7 million of 35-year adjustable rate tax-exempt debt in July 1999, the proceeds of which, along with other funds, were used in August 1999 to redeem $150 million of 7 1/4 percent Series 1989 C tax-exempt debt and $150 million of 7 1/2 percent Series 1990 A tax-exempt debt.

Common stock dividends in 1999 included the dividend to Con Edison of generation divestiture proceeds of $850 million.

Capital Resources

Con Edison of New York expects to finance its operations, capital requirements and the payment of dividends to its shareholders from internally-generated funds and external borrowings, including commercial paper. For information about restrictions on the payment of dividends by Con Edison of New York, see Note B to the financial statements.

Con Edison of New York's ratio of earnings to fixed charges for 2000, 1999 and 1998 and common equity ratio at December 31, 2000, 1999 and 1998 were:

                                                      2000       1999       1998
                                                      --------------------------
Earnings to fixed
  charges (SEC basis)                                 3.23       4.17       4.36

Common equity                                         46.4       49.4       57.6

The changes in interest coverage in these years reflect changes in pre-tax income and changes in interest charges due to debt issuances and refundings. Excluding the $130 million charge for replacement power costs incurred in connection with an outage at the Indian Point nuclear plant (see Note G to the financial statements), Con Edison of New York's ratio of earnings to fixed charges for 2000 would have been 3.56. The changes in the equity ratio reflect the issuance of debt and the repurchase of approximately $962 million of Con Edison common stock.

The commercial paper of Con Edison of New York is rated P-1 and A-1, respectively, by Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Rating Services (S&P). The senior unsecured debt of Con Edison of New York is rated A1 and A+, respectively, by Moody's and S&P.

Capital Requirements

The following table compares Con Edison of New York's capital requirements for the years 1998 through 2000 and estimated amounts for 2001 and 2002:

(Millions of Dollars)             1998    1999      2000     2001*     2002*
- --------------------------------------------------------------------------------
Utility construction
  expenditures                    $619    $655    $  908    $  934    $  884
Nuclear
  decommissioning trust             21      21        21        21        21
Nuclear fuel                         7      17        27         3        47
Retirement of
  long-term securities
  at maturity                      200     225       275       300       337
- --------------------------------------------------------------------------------
            Total                 $847    $918    $1,231    $1,258    $1,289

* Does not reflect the pending sale of Indian Point 2, which is expected to be completed in 2001.

The increased utility construction expenditures in 2001 and 2002 reflect expenditures to repower Con Edison of New York's East River steam-electric generating plant and expenditures related to meeting load growth on its electric distribution system. The repowering will provide additional, cost efficient steam generating capacity and approximately 360 MW of electric capacity. The increased generating capacity will more than offset the 160 MW of electric capacity that will be lost upon the closing of the company's Waterside generating station, which is located on the First Avenue Properties.

ELECTRIC POWER PURCHASES

In December 1999, following approval by the Federal Energy Regulatory Commission, the New York State Independent System Operator (ISO) commenced operations. The ISO controls and operates most electric transmission facilities in New York State as an integrated system and administers a wholesale electricity market in the state. Con Edison of New York continues to own and maintain, but not operate, its transmission facilities and receives fees for use of the facilities by other parties.

In 2000 Con Edison of New York purchased substantially all of the energy it sold to customers pursuant to firm contracts with non-utility generators and others or through the ISO's wholesale electricity market.

Electric energy prices in Con Edison of New York's service area during summer 2000 increased significantly compared with summer 1999. The higher energy prices increased the company's working capital requirements. Accounts receivable (and uncollectible bills) and recoverable energy costs increased in 2000 compared to 1999. See "Cash Flows From Operating Activities," above.

Con Edison of New York recovers prudently incurred purchased power costs pursuant to rate provisions approved by the PSC. See "Financial Market Risks," below and "Recoverable Energy Costs" in Note A to the financial statements. From time to time certain parties have petitioned the PSC to review these provisions. In the event that the provisions are changed or eliminated, there could be a material adverse effect on the company's financial position, results of operations or liquidity.

The PSC has established a proceeding to consider rate measures that could reduce the volatility of electric energy costs experienced during the months of peak usage. The Agreement (see "State Regulatory Matters - Electric," below) provides that such measures may neither be materially inconsistent with the Agreement nor adversely impact Con Edison of New York's financial integrity.

To reduce the volatility of electric energy costs, Con Edison of New York has firm contracts to purchase electric energy and has entered into derivative transactions to hedge expected purchases for a substantial portion of the electric energy expected to be sold to its customers in summer 2001 (see Note M to the financial statements). In addition, Con Edison of New York's Indian Point generating plant, which was out of service during summer 2000, is in service and expected to be available in summer 2001. Following completion of Indian Point's pending sale, Con Edison of New York, pursuant to a power purchase agreement with the buyer, will be allowed to purchase its output at an annual average price of 3.9 cents per kilowatthour, through the end of 2004.

To further mitigate price volatility, the company is seeking changes in the way the ISO administers its wholesale energy market. Those changes include a new "circuit breaker" mechanism to prevent unreasonable price volatility when the wholesale electric market is not competitive, which could occur when usage is high and power supplies are extremely tight, and making customers eligible for retroactive refunds if a power generator abuses the system and charges more than a competitive price.

Con Edison of New York does not expect to add long-term electric generation resources other than in connection with the repowering of its East River generating plant, which will add incremental electric capacity of approximately 200 MW. In a July 1998 order, the PSC indicated that it "agree(s) generally that Con Edison of New York need not plan on constructing new generation as the competitive market develops," but considers "overly broad" and did not adopt its request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity.

STATE REGULATORY MATTERS

Electric

In 1996 the PSC, in its Competitive Opportunities proceeding, endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry.

In September 1997 the PSC approved a restructuring agreement among Con Edison of New York, the PSC staff and certain other parties (the 1997 Restructuring Agreement). Pursuant to the 1997 Restructuring Agreement, Con Edison of New York reduced electric rates by approximately $129 million in 1998, $80 million in 1999 and $103 million in 2000, made available "retail choice" to all of its electric customers and divested most of its electric generation capacity. For additional information about the 1997 Restructuring Agreement, see Note A to the financial statements.

In November 2000 the PSC approved an October 2000 agreement (the Agreement) that, among other things, revises and extends the electric rate plan provisions of the 1997 Restructuring Agreement and addresses certain generation divestiture-related issues.

The electric rate plan provisions of the Agreement cover the five-year period ending March 2005. Pursuant to the Agreement Con Edison of New York reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000, and, in accordance with the 1997 Restructuring Agreement, will reduce the generation-related component of its electric rates by $208.7 million on an annual basis, effective April 2001.

The Agreement continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased power and fuel costs from customers. See "Recoverable Energy Costs" in Note A to the financial statements.

For additional information about the Agreement, see Note A to the financial statements.

Gas

In November 2000 the PSC approved an agreement among Con Edison of New York, the PSC staff and certain other parties that extended the 1996 gas rate settlement agreement through September 2001. The 1996 agreement, with limited exceptions, continued base rates at September 1996 levels through September 2000.

For additional information about the agreement, see Note A to the financial statements.

Steam

In November 2000 the PSC approved an agreement between Con Edison of New York, the PSC staff and certain other parties with respect to the steam rate plan filed by the company in November 1999. The agreement provides for a $16.6 million steam rate increase, which took effect October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004.

For additional information about the agreement, see Note A to the financial statements.

NUCLEAR GENERATION

In January 2001 Con Edison of New York's Indian Point 2 nuclear generating station returned to service following an outage that commenced in February 2000. During the outage Indian Point's four steam generators were replaced and refueling and maintenance work was performed. For information about the recovery of replacement power costs incurred during the outage, the pending sale of Indian Point 2 and additional information about nuclear generation, see Note G to the financial statements.

FINANCIAL MARKET RISKS

Con Edison of New York's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, are interest rate risk and commodity price risk.

The interest rate risk relates primarily to new debt financing needed to fund capital requirements, including utility construction expenditures, maturing debt securities and to variable rate debt. See "Capital Requirements," above.

In general, the rates Con Edison of New York charges customers for electric, gas and steam service are not subject to change for fluctuations in the cost of capital during the respective terms of the current rate agreements. The company manages interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refundings of debt through optional redemptions and tender offers. In addition, Con Edison of New York, from time to time, has entered into derivative financial instruments to hedge interest rate risk.

In general, the rates Con Edison of New York charges customers for electric, gas and steam service are subject to change for fluctuations in the cost of purchased power or gas during the respective terms of the current rate agreements. See "Electric Power Purchases," above and "Recoverable Energy Costs" in Note A to the financial statements. Con Edison of New York has, from time to time, used derivative instruments to hedge purchases of electricity and gas and gas in storage.

At December 31, 2000 neither the fair value of the hedged positions outstanding nor potential, near-term derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of Con Edison of New York. See Note M to the financial statements.

ENVIRONMENTAL MATTERS

For information concerning potential liabilities arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), and from claims relating to alleged exposure to asbestos, see Note F to the financial statements.

IMPACT OF INFLATION

Con Edison of New York is affected by the decline in the purchasing power of the dollar caused by inflation. Regulation permits Con Edison of New York to recover through depreciation only the historical cost of its plant assets even though in an inflationary economy the cost to replace the assets upon their retirement will substantially exceed historical costs. The impact is, however, partially offset by the repayment of the company's long-term debt in dollars of lesser value than the dollars originally borrowed.

FORWARD-LOOKING STATEMENTS

This discussion and analysis includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, developments in the wholesale energy markets, technological developments, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, and other presently unknown or unforeseen factors.

RESULTS OF OPERATIONS

Con Edison of New York's earnings for 2000 were $570.1 million. Earnings for 1999 and 1998 were $698.3 million and $728.1 million, respectively. Excluding a $130 million charge relating to the Indian Point 2 nuclear plant (see
Note G to the financial statements), earnings in 2000 would have been $654.6 million.

Con Edison of New York's earnings for 2000 decreased $128.1 million compared to 1999, reflecting the effects of cooler than normal summer weather in 2000 as compared with warmer than normal summer weather in 1999, electric rate reductions of $139.3 million, a $130 million charge relating to the Indian Point 2 nuclear plant, $41.3 million of higher transmission and distribution expenses and $48.3 million of increased interest charges, offset in part by increased revenues resulting from the favorable economy and $157.1 million of increased pension credits.

Con Edison of New York's earnings for 1999, compared to 1998, decreased $29.9 million. The principal components of the decrease (net of tax) were: $42.3 million of electric rate reductions; $41.9 million of lost equity return on generating assets that were divested; and $8.5 million of higher distribution expenses relating to Hurricane Floyd and a July 1999 heat wave, offset by $71.0 million of lower nuclear and pension expenses.

Earnings also reflect the levels of electric, gas and steam sales discussed below.

Con Edison of New York's operating revenues in 2000, compared to 1999, increased by approximately $1.0 billion, and its operating income decreased by $49.4 million. Operating revenues in 1999, compared to 1998, decreased by $42.6 million, and operating income decreased by $65.6 million.

A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its electric, gas and steam businesses. For additional information about Con Edison of New York's business segments, see Note L to the financial statements.

Electric

Con Edison of New York's electric operating revenues in 2000 increased $794.7 million from 1999 and in 1999 decreased $44.8 million from 1998. The increase in 2000 reflects increased purchased power costs (see "Recoverable Energy Costs" in Note A to the financial statements), offset by the effects of the cooler than normal summer weather compared to warmer than normal weather for the 1999 period and electric rate reductions of approximately $139.3 million in 2000. The decrease in 1999 reflects primarily the effects of retail access and rate reductions of $65 million, offset in part by increased sales resulting from the warmer summer weather.

Electricity sales volume in Con Edison of New York's service territory increased
1.7 percent in 2000 and 3.9 percent in 1999.

The increase in sales volume reflects the continued strength of the New York City economy, offset in part by the cooler than normal summer weather. Con Edison of New York's electric sales vary seasonally in response to weather, and peak in the summer.

After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased 3.6 percent in 2000 and 2.7 percent in 1999. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's electric operating income decreased $76.7 million in 2000 compared to 1999. The decrease in electric operating income was comprised of a reduction in net revenues (operating revenues less fuel and purchased power) of $325.3 million (reflecting cooler than normal summer weather, $139.3 million of electric rate reductions and a $130 million charge relating to the Indian Point nuclear plant), offset by $97.1 million of decreased other operations and maintenance expenses (discussed in the following paragraph), property taxes ($18.1 million), dividend and subsidiary capital taxes ($13.8 million) and Federal income tax ($100.6 million).

The $97.1 million decrease in other operations and maintenance expenses reflects decreased expenses related to Con Edison of New York's non-nuclear generating assets (most of which were sold in 1999) of $88.0 million and increased pension credits of $124.5 million, offset in part by increased transmission and distribution expenses of $32.9 million and $94.8 million of expenses related to the Indian Point nuclear plant (including expenditures attributable to refueling and maintenance work).

Indian Point refueling and maintenance expenses of $56.4 million, offset by $51.1 million of revenues, were recognized in income for 2000. See Note G to the financial statements. Approximately $7.2 million of Indian Point refueling and maintenance charges have been deferred and will be matched against revenues of an equal amount which will be realized in the first quarter of 2001.

Con Edison of New York's electric operating income decreased $75.6 million in 1999 compared to 1998. The principal components of the decrease (net of tax) were: $42.3 million of electric rate reductions, $41.9 million of lost equity return on generating assets that were divested, $32.2 million of unavoided costs related to divestiture (administrative support costs previously incurred by generation not eliminated with divestiture, but expected to decrease over time) and $8.5 million of increased distribution expenses relating to Hurricane Floyd and a July 1999 heat wave; offset in part by approximately $65.3 million of reduced expenses at Indian Point 2 (which had an extended maintenance outage in 1998) and decreased pension costs.

Gas

Con Edison of New York's gas operating revenues and gas operating income increased $137.9 million and $21.7 million, respectively, in 2000. In 1999 gas operating revenues decreased $16.0 million and gas operating income increased $10.1 million from 1998. These changes reflect changes in gas sales and transportation volumes. The changes in gas operating revenues also reflect changes in the cost of gas (see "Recoverable Energy Costs" in Note A to the financial statements).

Gas sales and transportation volume to firm customers of Con Edison of New York increased 7.8 percent in 2000 compared to 1999 and increased 5.8 percent in 1999 compared to 1998.

Con Edison of New York's gas sales and transportation vary seasonally in response to weather, and peak in the winter. The increase in volumes from 1999 reflects the colder 2000 winter compared to 1999. The increase in 1999 compared to 1998 reflects the colder 1999 winter compared to 1998.

After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volume to firm customers increased 2.0 percent in 2000 and 1.3 percent in 1999.

A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues increased $112.1 million in 2000 compared to 1999, reflecting primarily increased purchased steam and fuel costs (see "Recoverable Energy Costs" in Note A to the financial statements). Steam operating income increased $5.6 million in 2000 compared to 1999, reflecting an October 2000 rate increase. Steam operating revenues and operating income increased $18.1 million and $0.1 million, respectively, in 1999 compared to 1998, primarily because of changes in steam sales volume.

Steam sales volume increased 0.8 percent in 2000 and increased 6.1 percent in 1999. The increase in 1999 reflects the colder winter compared to 1998.

After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 0.7 percent in 2000 and decreased 1.4 percent in 1999.

Taxes, Other Than Income Tax

At $1.0 billion, taxes other than income tax remain one of Con Edison of New York's largest operating expenses.

The principal components of and variations in operating taxes were:

                                                          Increase /  (Decrease)
- --------------------------------------------------------------------------------
                                                  2000        2000        1999
(Millions of Dollars)                           Amount    over 1999   over 1998
- --------------------------------------------------------------------------------
Property taxes                                 $  586.8     $ (7.1)     $(24.5)

State and local taxes on
  revenues                                        383.7      (79.5)      (20.6)
Payroll taxes                                      55.1       (1.9)       (2.1)
Other taxes                                        22.9        2.9       (21.3)
- --------------------------------------------------------------------------------
Total                                          $1,048.5*    $(85.6)     $(68.5)
- --------------------------------------------------------------------------------
* Including sales taxes on customers' bills, total taxes, other than income taxes, billed to customers in 2000 were $1,388.7 million.

Other Income

Other income decreased $30.4 million in 2000 compared with 1999, and increased $27.3 million in 1999 compared to 1998, due principally to deferred federal income tax credits realized in 1999 as a result of the generation divestiture. See Note I to the financial statements.

Net Interest Charges

Net interest charges increased $48.3 million in 2000 compared to 1999, reflecting $11.3 million of increased interest expense for Con Edison of New York related to short-term borrowings and $26.2 million related to long-term borrowings and $10.6 million of interest accrued on the gain on generation divestiture prior to its disposition in 2000 pursuant to the Agreement.

Net interest charges decreased $5.0 million in 1999 compared to 1998, reflecting the refunding of long-term debt and favorable tax audit adjustments.

Income Tax

Federal income tax decreased $97.5 million in 2000 and decreased $48.2 million in 1999, reflecting the changes each year in income before tax, deductions related to removal costs and tax credits. State income tax for 2000 was $21.4 million. In 2000 certain New York State revenue-based taxes applicable to utilities were replaced by a net income-based tax. See Notes A and J to the financial statements.

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

O&R's BUSINESS

O&R is a regulated utility, that, along with its regulated utility subsidiaries, provides electric service to over 278,000 customers and gas service to over 118,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania.

SIGNIFICANT DEVELOPMENTS

In June 1999, O&R sold all of its generating assets to Southern Energy for $349.3 million. During July 1999, Con Edison completed its acquisition of O&R for $791.5 million.

In June 2000, O&R issued $55 million of 7.5 percent Series A Debentures due 2010, see Note B to the financial statements. During the year ended December 31, 2000, O&R paid $37 million in dividends to Con Edison. In November 2000, the New York State Public Service Commission (NYPSC) approved a three- year rate plan and restructuring order for O&R's gas service, see Note A to the financial statements.

RESULTS OF OPERATIONS

Net income for the years ended December 31, 2000, 1999 and 1998 was $39.1 million, $14.7 million and $45.0 million, respectively.

O&R's net income in 2000 increased $24.4 million compared to 1999. The 1999 period included $23.4 million of non-recurring charges relating to the Con Edison acquisition and electric generating capacity divestiture. Excluding the impact of these charges, net income increased $1.0 million in 2000 compared to 1999. The increase was primarily the result of a gain from the sale of land by a non-utility subsidiary, offset in part by higher operating cost.

The sale of O&R's generating assets in 1999 resulted in reduced operation and maintenance expenses, property taxes, depreciation expense and interest charges. These reductions have been incorporated into the base rates the company charges its customers.

O&R's net income in 1999, compared to 1998, decreased $30.3 million. The principal components of the decrease were: $23.4 million of non-recurring merger related costs, $5.9 million of lost equity return on generating assets that were sold, and $0.8 million of higher distribution expenses relating to Hurricane Floyd.

A discussion of O&R's operating revenues and operating income by business segment follows. O&R's principal business segments are its electric and gas utility operations. For additional information about O&R's business segments, see Note M to the financial statements.

Electric

Electric operating revenues increased $53.2 million in 2000 compared to 1999. In 1999, O&R reduced revenues by $24.9 million to reflect a liability to refund to customers proceeds from the June 1999 divestiture of the company's electric generating assets. Excluding the impact of this non-recurring accrual, electric operating revenues increased $28.3 million in 2000, due primarily to an increase in sales and higher purchased power costs (which O&R bills to its New York customers under rate provisions approved by NYPSC), offset in part by rate reductions implemented in August 1999.

Electric sales and deliveries to firm customers increased 1.1 percent in 2000 and 3.6 percent in 1999. O&R's electric sales vary seasonally in response to weather, and peak in the summer.

After adjusting for variations, principally weather and billing days, in each period, O&R's electricity sales volume increased 0.3 percent in 2000 and 0.5 percent in 1999. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

O&R's purchased power cost increased $135.9 million and fuel cost decreased $44.4 million in 2000. These variations are attributable primarily to the June 1999 divestiture of the company's electric generating assets, higher customer sales, and increases in the cost of purchased energy.

O&R's purchased power and fuel costs are recoverable from O&R's New York customers under rate provisions approved by the PSC. For the Rockland Electric Company, an O&R utility subsidiary subject to regulation by the New Jersey Board of Public Utilities, current recovery of these costs is subject to certain limitations and costs that are not currently recoverable are deferred for future recovery. At December 31, 2000, net recoverable purchased power costs of approximately $31.6 million were deferred for future recovery by Rockland Electric Company. For the Pike County Power & Light Company, an O&R utility subsidiary subject to regulation by the Pennsylvania Board of Public Utilities, current recovery of these costs is limited to a predetermined fixed price. As a result $1.4 million of energy cost were not recovered in 2000.

Income from electric operations increased $28.8 million in 2000. The 1999 period included $44.5 million of non-recurring merger and electric generating plant divestiture charges. Excluding the impact of these charges, income from electric operations would have decreased $15.7 million. This decrease was due primarily to the lost return on generating assets of $5.9 million and to higher O&M and depreciation charges after adjusting for the impact of the divestiture.

O&R's 1999 electric operating income decreased $48.7 million when compared to 1998. This decrease is principally the result of the $44.5 million of non-recurring merger and divestiture related charges reflected in the 1999 results.

Gas

O&R's gas operating revenues increased $26.4 million in 2000 and $21.4 million in 1999, due primarily to recovery from customers of higher gas costs and increases in gas sales and transportation volumes in 2000.

Gas sales and transportation to firm customers increased 15.2 percent in 2000 and 12.4 percent in 1999. The increases in sales volume reflect both the continued strength of the economy in O&R's service territory and colder than normal weather. The level of revenues from gas sales in New York is subject to a weather normalization clause.

After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volume to firm customers increased 3.7 percent in 2000 and 5.9 percent in 1999.

Non-utility

Non-utility operating revenues increased $3.8 million in 2000 primarily as the result of a $2.4 million after-tax gain on the sale of land by a non-utility real estate subsidiary of O&R that is winding down its business.

O&R's 1999 non-utility income increased $0.1 million when compared to 1998.

Gas purchased for resale

O&R's cost of gas purchased for resale increased $29.2 million in 2000 and $16.3 million in 1999. The increases for both years are due primarily to higher gas costs and increases in firm sales.

Other operations and maintenance

O&R's other operation and maintenance expenses decreased $59.7 million in 2000, due primarily to the June 1999 divestiture of the company's electric generating assets and operating efficiencies resulting from Con Edison's July 1999 acquisition of the company.

In 1999 other operation and maintenance expenses increased $19.4 million, due primarily to additional pension and severance costs incurred as a result of the June 1999 divestiture of the company's electric generating assets.

Taxes, Other Than Income Tax

At $55.6 million, taxes other than income tax remain one of O&R's utility subsidiaries' largest operating expenses.

The principal components of and variations in operating taxes were:

                                                           Increase/  (Decrease)
- --------------------------------------------------------------------------------
(Millions of                                    2000            2000        1999
Dollars)                                      Amount       over 1999   over 1998
- --------------------------------------------------------------------------------
Property taxes .....................         $  28.7        $  (9.8)     $ (7.3)
State and local taxes
 on revenues .......................            21.4          (13.6)       (1.8)

Payroll taxes ......................             5.0           (0.9)         .4

Other taxes ........................              .5             .3          .2
- --------------------------------------------------------------------------------

Total ..............................         $  55.6*       $ (24.0)     $ (8.5)
- --------------------------------------------------------------------------------

*Including sales taxes on customers' bills, total taxes, other than income taxes, billed to customers in 2000 were $73.7 million.

Property taxes decreased primarily due to the sale of O&R's generating assets in June 1999. State taxes on revenues decreased due to tax law changes enacted on May 15, 2000, which repealed the gross earnings tax levied under Section 186 and reduced the Gross income tax levied under Section 186A of the New York State Tax Code retroactive to January 1, 2000.

Other Income

Other income decreased $18.1 million in 2000. The 1999 period included a $14.7 million gain relating to the company's June 1999 divestiture of its electric generating assets and a $7 million tax benefit recorded in 1999 related to the generating assets sold. Excluding the impact of these one-time gains in 1999, other income increased $3.6 million, primarily related to earnings from temporary cash investments.

Other income increased $19.5 million in 1999, due principally to generation divestiture proceeds and related deferred federal income tax credits realized (see Note H).

Net Interest Charges

O&R's interest charges decreased $7.3 million in 2000, due primarily to lower debt outstanding as a result of repayment of indebtedness with a portion of the proceeds from the June 1999 divestiture of the company's electric generating assets.

Net interest charges decreased $1.0 million in 1999.

Income Tax

Federal income tax decreased $15.5 million in 2000 and increased $15.5 million in 1999, reflecting the change in income before tax and in tax credits that resulted from the merger and divestiture. New York State income tax was $4.0 million in 2000. In 2000 certain New York State revenue-based taxes applicable to utilities were replaced by a net income-based tax. See Notes A and L to the financial statements.

Preferred Stock Requirements

O&R redeemed all outstanding shares of its preferred stock in April 1999 and therefore had no preferred stock dividend requirements in 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CON EDISON

For information about Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in Con Edison's MD&A in Item 7 (which information is incorporated herein by reference).

CON EDISON OF NEW YORK

For information about Con Edison of New York's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in Con Edison of New York's MD&A in Item 7 (which information is incorporated herein by reference).

O&R

O&R's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments are interest rate risk and commodity price risk.

The interest rate risk relates primarily to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities, and to variable rate debt. In general, the rates O&R and its subsidiaries charge their customers for service are not subject to change for fluctuations in the cost of capital during the respective terms of the current rate agreements. O&R and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refundings. In addition, O&R, has from time to time, entered into derivative financial instruments to hedge interest rate risk. At December 31, 2000, neither O&R nor any of its subsidiaries had derivative or other financial instruments outstanding for purposes of hedging its interest rate risk other than the interest rate swap agreement described in Note N to the O&R financial statements in Item 8..

The commodity price risk relates primarily to purchases of electricity and gas to supply customers. In general, the rates O&R and RECO, but not Pike, charge their supply customers are subject to change for fluctuations in the cost of electricity and gas purchases during the respective terms of the current rate agreements (see "Results of Operations - Electric" in O&R Management's Narrative Analysis of Results of Operations in Item 7 and Note A to the O&R financial statements included in Item 8). At December 31, 2000, neither O&R, RECO nor Pike had derivative or other financial instruments outstanding for purposes of hedging commodity price risk. From time to time, however, O&R, RECO and Pike may enter into such instruments for such purpose.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. Financial Statements
                                                                            Page

CON EDISON

Report of Independent Accountants                                             62
Consolidated Balance Sheet at December 31, 2000 and 1999                      63
Consolidated Income Statement for the years ended
         December 31, 2000, 1999 and 1998                                     65
Consolidated Statement of Retained Earnings for the years ended
         December 31, 2000, 1999 and 1998                                     65
Consolidated Statement of Comprehensive Income for the years ended
         December 31, 2000, 1999 and 1998                                     65
Consolidated Statement of Cash Flows for the years ended
          December 31, 2000, 1999 and 1998                                    67
Consolidated Statement of Capitalization at December 31, 2000 and 1999        68
Notes to Consolidated Financial Statements                                    69

                                                                            Page

CON EDISON OF NEW YORK

Report of Independent Accountants                                             88
Consolidated Balance Sheet at December 31, 2000 and 1999                      89
Consolidated Income Statement for the years ended
         December 31, 2000, 1999 and 1998                                     91
Consolidated Statement of Retained Earnings for the years ended
         December 31, 2000, 1999 and 1998                                     91
Consolidated Statement of Comprehensive Income for the years ended
         December 31, 2000, 1999 and 1998                                     91
Consolidated Statement of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                                     92
Consolidated Statement of Capitalization at December 31, 2000 and 1999        93
Notes to Consolidated Financial Statements                                    94

O&R

Report of 2000 and 1999 Independent Accountants                              110
Report of 1998 Independent Accountants                                       111
Consolidated Balance Sheet at December 31, 2000 and 1999                     112
Consolidated Income Statement for the years ended
         December 31, 2000, 1999 and 1998                                    114
Consolidated Statement of Retained Earnings for the years ended
         December 31, 2000, 1999 and 1998                                    114
Consolidated Statement of Comprehensive Income for the years ended
         December 31, 2000, 1999 and 1998                                    114
Consolidated Statement of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                                    115
Consolidated Statement of Capitalization at December 31, 2000 and 1999       116
Notes to Consolidated Financial Statements                                   117

         Financial Statement Schedules

CON EDISON

                  Schedule I  -  Condensed financial information             129
                  Schedule II -  Valuation and qualifying accounts           131

CON EDISON OF NEW YORK

                  Schedule II - Valuation and qualifying accounts            131

O&R

                  Schedule II - Valuation and qualifying accounts            131

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

B. Supplementary Financial Information

      Selected Quarterly Financial Data for the years ended December 31, 2000 and 1999 (Unaudited)

Con Edison

                                       First      Second       Third      Fourth
2000 (Millions of Dollars)           Quarter     Quarter     Quarter     Quarter
Operating revenues                 $ 2,318.6   $ 2,041.9   $ 2,820.8   $ 2,250.1

Operating income                       282.7       171.3       384.9       177.2

Net income for common stock            188.1        68.7       279.9        46.1
Basic earnings per common share    $    0.88   $    0.33   $    1.32   $    0.22
Diluted earnings per common share  $    0.88   $    0.33   $    1.32   $    0.21

1999 (Millions of Dollars)
Operating revenues                 $ 1,776.6   $ 1,479.1   $ 2,346.2   $ 1,889.4
Operating income                       258.5       149.7       423.3       188.3
Net income for common stock            176.6        66.4       336.0       121.6
Basic earnings per common share    $    0.76   $    0.30   $    1.50   $    0.58
Diluted earnings per common share  $    0.76   $    0.30   $    1.50   $    0.57

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

Con Edison of New York

                                          First     Second      Third     Fourth
2000 (Millions of Dollars)              Quarter    Quarter    Quarter    Quarter
Operating revenues                     $1,987.1   $1,721.5   $2,398.6   $1,893.5
Operating income                          268.5      166.0      359.8      157.8
Net income for common stock               178.3       71.1      266.3       54.4

1999 (Millions of Dollars)
Operating revenues                     $1,732.3   $1,442.7   $2,109.0   $1,672.0
Operating income                          265.3      152.4      399.5      184.3
Net income for common stock               182.0       69.2      319.6      127.5

In the opinion of Con Edison of New York, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

O&R

                                              First   Second     Third   Fourth
2000 (Millions of Dollars)                  Quarter  Quarter   Quarter  Quarter
Operating revenues                           $182.2   $143.6    $196.6   $178.6
Operating income                               15.8     10.1      21.9     12.6
Net income for common stock                    10.7      5.3      16.3      6.8

1999 (Millions of Dollars)
Operating revenues                           $183.1   $142.4    $170.3   $121.7
Operating income                               20.6     (9.1)     25.1    (11.3)
Net income for common stock                    11.5    (19.9)     18.9      3.3

In the opinion of O&R, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

                        Report of Independent Accountants

To the Stockholders and Board of Directors of Consolidated Edison, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, NY
February 15, 2001, except for Note P, as to which the date is March 19, 2001

Consolidated Balance Sheet   Consolidated Edison, Inc.

Assets

At December 31 (Thousands of Dollars)                                          2000             1999
- ----------------------------------------------------------------------------------------------------
Utility plant, at original cost (Note A)
Electric                                                               $ 11,808,102     $ 11,323,826
Gas                                                                       2,300,055        2,197,735
Steam                                                                       740,189          722,265
General                                                                   1,388,602        1,328,544
Unregulated generating assets                                               279,060           48,583
- ----------------------------------------------------------------------------------------------------
Total                                                                    16,516,008       15,620,953
Less: Accumulated depreciation                                            5,234,701        4,733,613
- ----------------------------------------------------------------------------------------------------
Net                                                                      11,281,307       10,887,340
Construction work in progress                                               504,471          381,804
Nuclear fuel assemblies and components, less accumulated amortization       107,641           84,701
- ----------------------------------------------------------------------------------------------------
Net utility plant                                                        11,893,419       11,353,845
- ----------------------------------------------------------------------------------------------------

Current assets
Cash and temporary cash investments (Note A)                                 94,828          485,050
Accounts receivable - customer, less allowance for uncollectible
   accounts of $33,714 and $34,821 in 2000 and 1999, respectively           910,344          647,545
Other receivables                                                           168,415           98,454
Fuel, at average cost                                                        29,148           24,271
Gas in storage, at average cost                                              82,419           55,387
Materials and supplies, at average cost                                     131,362          142,905
Prepayments                                                                 524,377          197,671
Other current assets                                                         75,094           61,395
- ----------------------------------------------------------------------------------------------------
Total current assets                                                      2,015,987        1,712,678
- ----------------------------------------------------------------------------------------------------

Investments
Nuclear decommissioning trust funds                                         328,969          305,717
Other                                                                       238,871          182,201
- ----------------------------------------------------------------------------------------------------
Total investments (Note A)                                                  567,840          487,918
- ----------------------------------------------------------------------------------------------------

Deferred charges, regulatory assets and noncurrent assets
     Goodwill                                                               488,702          427,496
     Regulatory assets
          Future federal income tax (Note A)                                676,527          785,014
          Recoverable energy costs (Note A)                                 340,495           95,162
          Real estate sale costs - First Avenue properties                  103,009            1,074
          Deferred special retirement program costs (Note D)                 88,633           57,630
          Divestiture  - capacity replacement reconciliation (Note I)        73,850           24,373
          Accrued unbilled revenue (Note A)                                  72,619           67,775
          Deferred environmental remediation costs (Note F)                  49,056           13,330
          Deferred revenue taxes                                             43,879           60,712
          Power contract termination costs                                        -           71,861
          Other                                                             159,701          201,181
- ----------------------------------------------------------------------------------------------------
          Total regulatory assets                                         1,607,769        1,378,112
- ----------------------------------------------------------------------------------------------------
     Other deferred charges and noncurrent assets                           193,528          171,427
- ----------------------------------------------------------------------------------------------------
Total deferred charges, regulatory assets and noncurrent assets           2,289,999        1,977,035
- ----------------------------------------------------------------------------------------------------
Total                                                                  $ 16,767,245     $ 15,531,476
- ----------------------------------------------------------------------------------------------------

                                      -64-
Capitalization and Liabilities

At December 31 (Thousands of Dollars)                                                2000               1999
- ------------------------------------------------------------------------------------------------------------
Capitalization (see Statement of Capitalization)
Common shareholders' equity                                                   $ 5,472,389        $ 5,412,007
Preferred stock subject to mandatory redemption (Note B)                           37,050             37,050
Other preferred stock (Note B)                                                    212,563            212,563
Long-term debt                                                                  5,415,409          4,524,604
- ------------------------------------------------------------------------------------------------------------
Total capitalization                                                           11,137,411         10,186,224
- ------------------------------------------------------------------------------------------------------------

Noncurrent liabilities
Obligations under capital leases                                                   31,504             34,544
Accumulated provision for injuries and damages                                    160,671            119,010
Pension and benefits reserve                                                      181,346            143,757
Other noncurrent liabilities                                                       40,456             42,865
- ------------------------------------------------------------------------------------------------------------
Total noncurrent liabilities                                                      413,977            340,176
- ------------------------------------------------------------------------------------------------------------

Current liabilities
Long-term debt due within one year                                                309,590            395,000
Notes payable                                                                     255,042            495,371
Accounts payable                                                                1,020,401            615,983
Customer deposits                                                                 202,888            204,421
Accrued taxes                                                                      64,345             18,389
Accrued interest                                                                   85,276             60,061
Accrued wages                                                                      70,951             79,408
Other current liabilities                                                         328,686            232,706
- ------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       2,337,179          2,101,339
- ------------------------------------------------------------------------------------------------------------

Deferred credits and regulatory liabilities
Accumulated deferred income tax (Note L)                                        2,302,764          2,267,548
Accumulated deferred investment tax credits (Note A)                              131,429            139,838
Regulatory liabilities
     NYS tax law revisions                                                         59,523                  -
     Gain on divestiture (Note I)                                                  50,000            306,867
     Deposit from sale of First Avenue properties                                  50,000                  -
     Accrued electric rate reduction (Note A)                                      38,018                  -
     NYPA revenue increase                                                         35,021             25,630
     Other                                                                        211,706            163,687
- ------------------------------------------------------------------------------------------------------------
     Total regulatory liabilities                                                 444,268            496,184
- ------------------------------------------------------------------------------------------------------------
Other deferred credits                                                                217                167
- ------------------------------------------------------------------------------------------------------------
Total deferred credits and regulatory liabilities                               2,878,678          2,903,737
- ------------------------------------------------------------------------------------------------------------
Contingencies (Note F)
- ------------------------------------------------------------------------------------------------------------
Total                                                                        $ 16,767,245       $ 15,531,476
- ------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Income Statement   Consolidated Edison, Inc.

Year Ended December 31 (Thousands of Dollars)                               2000          1999          1998
- -------------------------------------------------------------------------------------------------------------
Operating revenues (Note A)
Electric                                                             $ 6,938,128   $ 5,792,673   $ 5,674,446
Gas                                                                    1,261,970     1,000,083       959,609
Steam                                                                    452,135       340,026       321,932
Non-utility                                                              779,158       358,541       137,061
- ------------------------------------------------------------------------------------------------------------
Total operating revenues                                               9,431,391     7,491,323     7,093,048
- ------------------------------------------------------------------------------------------------------------
Operating expenses
Purchased power                                                        3,642,850     1,824,023     1,253,783
Fuel                                                                     350,816       430,050       579,006
Gas purchased for resale                                                 790,905       485,155       437,308
Other operations                                                       1,146,598     1,188,623     1,157,958
Maintenance                                                              458,046       437,979       477,413
Depreciation and amortization (Note A)                                   586,407       526,182       518,514
Taxes, other than income taxes                                         1,121,843     1,179,796     1,208,102
Income taxes (Notes A and L)                                             317,790       399,716       407,639
- ------------------------------------------------------------------------------------------------------------
Total operating expenses                                               8,415,255     6,471,524     6,039,723
- ------------------------------------------------------------------------------------------------------------
Operating income                                                       1,016,136     1,019,799     1,053,325
- ------------------------------------------------------------------------------------------------------------
Other income (deductions)
Investment income (Note A)                                                 8,476        14,842        11,801
Allowance for equity funds used during construction (Note A)               1,299         3,810         2,431
Other income less miscellaneous deductions                               (32,660)      (13,571)      (14,212)
Income taxes (Notes A and L)                                              10,622        26,891         2,229
- ------------------------------------------------------------------------------------------------------------
Total other income                                                       (12,263)       31,972         2,249
- ------------------------------------------------------------------------------------------------------------
Income before interest charges                                         1,003,873     1,051,771     1,055,574
- ------------------------------------------------------------------------------------------------------------
Interest on long-term debt                                               363,994       319,393       308,671
Other interest                                                            49,527        20,065        18,400
Allowance for borrowed funds used during construction (Note A)            (6,076)       (1,895)       (1,246)
- ------------------------------------------------------------------------------------------------------------
Net interest charges                                                     407,445       337,563       325,825
- ------------------------------------------------------------------------------------------------------------
Preferred stock dividend requirements                                     13,593        13,593        17,007
- ------------------------------------------------------------------------------------------------------------
Net income for common stock                                            $ 582,835     $ 700,615     $ 712,742
- ------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                           $ 2.75        $ 3.14        $ 3.04
Diluted earnings per common share                                         $ 2.74        $ 3.13        $ 3.04
Average number of shares outstanding                                 212,186,412   223,442,315   234,307,767
- ------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Retained Earnings  Consolidated Edison, Inc.

Year Ended December 31 (Thousands of Dollars)                                                   2000            1999            1998
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                       $ 4,921,089     $ 4,700,500     $ 4,484,703
Less: Stock options exercised                                                                  1,026           1,922               -
Orange & Rockland purchase accounting adjustment                                                 (46)             51               -
Net income for common stock for the year                                                     582,835         700,615         712,742
- ------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                      5,502,852       5,399,244       5,197,445
- ------------------------------------------------------------------------------------------------------------------------------------
Dividends declared on common, $2.18, $2.14 and $2.12 per share, respectively                 461,921         478,155         496,945
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                                                     $ 5,040,931     $ 4,921,089     $ 4,700,500
- ------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Comprehensive Income  Consolidated Edison, Inc.

Year Ended December 31 (Thousands of Dollars)                                                   2000            1999            1998
- ------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                 $ 582,835       $ 700,615       $ 712,742
Other Comprehensive Income/(loss), net of taxes
       Investment in marketable equity securities - net of $454 taxes                           (843)              -               -
       Minimum pension liability adjustments - net of $703 taxes                              (1,304)              -               -
- ------------------------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income/(loss), net of taxes                                         (2,147)              -               -
- ------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                       $ 580,688       $ 700,615       $ 712,742
- ------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows     Consolidated Edison, Inc.

Year Ended December 31 (Thousands of Dollars)                                                  2000            1999            1998
- -----------------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income for common stock                                                               $ 582,835       $ 700,615       $ 712,742
Principal non-cash charges (credits) to income
Depreciation and amortization                                                               586,407         526,182         518,514
Federal income tax deferred (excluding taxes resulting from divestiture of plant)           177,736          41,784          86,430
Common equity component of allowance for funds used during construction                      (1,299)         (3,810)         (2,431)
Prepayments -- accrued pension costs                                                       (250,743)        (54,000)        (49,800)
Other non-cash charges                                                                       18,448          42,050          11,297
Changes in assets and liabilities net of effects from purchase of the Lakewood
    Project and Orange and Rockland in 2000 and 1999, respectively
Accounts receivable -- customer, less allowance for uncollectibles                         (262,799)        (66,371)         59,515
Materials and supplies, including fuel and gas in storage                                   (19,980)         56,554          14,804
Prepayments (other than pensions), other receivables and other current assets              (131,203)        (37,588)           (889)
Deferred recoverable energy costs                                                          (221,804)        (57,692)         76,711
Cost of removal less salvage                                                               (130,590)        (71,451)        (72,033)
Accounts payable                                                                            402,861         167,598         (68,840)
Other -- net                                                                                210,292         (38,581)        103,742
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                                    960,161       1,205,290       1,389,762
- -----------------------------------------------------------------------------------------------------------------------------------
Investing activities including construction
Utility construction expenditures                                                          (958,927)       (678,157)       (618,844)
Nuclear fuel expenditures                                                                   (27,357)        (16,537)         (7,056)
Contributions to nuclear decommissioning trust                                              (21,301)        (21,301)        (21,301)
Common equity component of allowance for funds used during construction                       1,299           3,810           2,431
Payment for purchase of Orange and Rockland, net of cash and cash equivalents                     -        (509,083)              -
Payment for purchase of the Lakewood Project, net of cash and cash equivalents              (98,090)              -               -
Divestiture of utility plant (net of federal income tax)                                          -       1,138,750               -
Investments by unregulated subsidiaries                                                     (19,309)       (101,953)        (24,072)
Demolition and remediation costs for First Avenue properties                               (101,935)              -               -
Deposit received from sale of First Avenue properties                                        50,000               -               -
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash flows used in investing activities including construction                       (1,175,620)       (184,471)       (668,842)
- -----------------------------------------------------------------------------------------------------------------------------------
Financing activities including dividends
Repurchase of common stock                                                                  (68,531)       (817,399)       (115,247)
Net proceeds from short-term debt                                                          (265,031)        430,196               -
Issuance of long-term debt                                                                1,030,000         767,689         460,000
Retirement of long-term debt                                                               (403,230)       (225,000)       (200,000)
Advance refunding of preferred stock and long-term debt                                           -        (300,000)       (773,645)
Issuance and refunding costs                                                                 (5,468)        (16,440)         (8,864)
Funds held for refunding of debt                                                                  -               -         328,874
Common stock dividends                                                                     (462,503)       (477,110)       (493,201)
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash flows used in financing activities including dividends                            (174,763)       (638,064)       (802,083)
- -----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                             (390,222)        382,755         (81,163)
- -----------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at January 1                                            485,050         102,295         183,458
- -----------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at December 31                                         $ 94,828       $ 485,050       $ 102,295
- -----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information Cash paid during the period for:
       Interest                                                                           $ 351,165       $ 321,785       $ 285,956
       Income taxes                                                                         136,573         846,559         355,707
Business Acquisitions
       Assets                                                                             $ 225,462     $ 1,009,049               -
       Purchase price in excess of net assets acquired                                       66,336         436,725               -
- -----------------------------------------------------------------------------------------------------------------------------------
           Total assets                                                                     291,798       1,445,774               -
- -----------------------------------------------------------------------------------------------------------------------------------
       Long-term debt, minority interest and liability assumed                              193,708         936,691               -
- -----------------------------------------------------------------------------------------------------------------------------------
           Net cash used to acquire                                                        $ 98,090       $ 509,083               -
- -----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Capitalization  Consolidated Edison, Inc.

Year Ended December 31 (Thousands of Dollars)                                          2000         1999
- --------------------------------------------------------------------------------------------------------
                                                    Shares outstanding
                                           ------------------------------------
                                           December 31, 2000  December 31, 1999
                                           ------------------------------------
Common shareholders' equity (Note B)
Common stock                                   212,027,131     213,810,634      $ 1,482,341  $ 1,482,341
Retained earnings                                                                 5,040,931    4,921,089
Treasury stock, at cost; 23,210,700 shares
   and 21,358,500 shares at December 31, 2000
   and 1999, respectively                                                        (1,012,919)    (955,311)
Capital stock expense                                                               (35,817)     (36,112)
Accumulated other comprehensive income                                               (2,147)           -
- --------------------------------------------------------------------------------------------------------
Total common shareholders' equity                                                 5,472,389    5,412,007
- --------------------------------------------------------------------------------------------------------
Preferred stock (Note B)
Subject to mandatory redemption
Cumulative Preferred, $100 par value,
   6-1/8% Series J                                 370,500         370,500           37,050       37,050
- --------------------------------------------------------------------------------------------------------
Total subject to mandatory redemption                                                37,050       37,050
- --------------------------------------------------------------------------------------------------------
Other preferred stock
$5 Cumulative Preferred, without par value,
   authorized 1,915,319 shares                   1,915,319       1,915,319          175,000      175,000
Cumulative Preferred, $100 par value,
   authorized 6,000,000 shares*
   4.65% Series C                                  153,296         153,296           15,330       15,330
   4.65% Series D                                  222,330         222,330           22,233       22,233
- --------------------------------------------------------------------------------------------------------
Total other preferred stock                                                         212,563      212,563
- --------------------------------------------------------------------------------------------------------
Total preferred stock                                                             $ 249,613    $ 249,613
- --------------------------------------------------------------------------------------------------------

* Represents total authorized shares of cumulative preferred stock, $100 par value, including preferred stock subject to mandatory redemption.

At December 31 (Thousands of Dollars)                                          2000           1999
- -------------------------------------------------------------------------------------------------------------------------
Long-term debt (Note B)
Maturity           Interest Rate       Series
- -------------------------------------------------------------------------------------------------------------------------
Debentures:
2000               9-3/8               1990A                           $          -       $ 80,000
2000               7-3/8               1992A                                      -        150,000
2000               7.60                1992C                                      -        125,000
2000               6.14                1993C                                      -         20,000
2000               6.00                1993I                                      -         20,000
2001               6-1/2               1993B                                150,000        150,000
2001               6.68*               1996B                                150,000        150,000
2002               6-5/8               1993C                                150,000        150,000
2002               6.64*               1997A                                150,000        150,000
2003               6-3/8               1993D                                150,000        150,000
2003               6.56                1993D                                 35,000         35,000
2004               7-5/8               1992B                                150,000        150,000
2005               6-5/8               1995A                                100,000        100,000
2005               6-5/8               2000C                                350,000              -
2007               6.45                1997B                                330,000        330,000
2007               7-1/8               1997J                                 20,000         20,000
2008               6-1/4               1998A                                180,000        180,000
2008               6.15                1998C                                100,000        100,000
2009               7.15                1999B                                200,000        200,000
2010               7-1/2               2000A                                 55,000              -
2010               8-1/8               2000A                                325,000              -
2010               7-1/2               2000B                                300,000              -
2023               7-1/2               1993G                                380,000        380,000
2026               7-3/4               1996A                                100,000        100,000
2027               6-1/2               1997F                                 80,000         80,000
2028               7.10                1998B                                105,000        105,000
2028               6.90                1998D                                 75,000         75,000
2029               7-1/8               1994A                                150,000        150,000
2029               7.00                1999G                                 45,000         45,000
2039               7.35                1999A                                275,000        275,000
- ------------------------------------------------------------------------------------------------------------------------
Total debentures                                                          4,105,000      3,470,000
- ------------------------------------------------------------------------------------------------------------------------
Tax-exempt debt - notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2014               6.09                1994**                                55,000         55,000
2015               4.21*               1995**                                44,000         44,000
2020               5-1/4               1993B                                127,715        127,715
2020               6.10                1995A                                128,285        128,285
2022               5-3/8               1993C                                 19,760         19,760
2026               7-1/2               1991A                                128,150        128,150
2027               6-3/4               1992A                                100,000        100,000
2027               6-3/8               1992B                                100,000        100,000
2028               6.00                1993A                                101,000        101,000
2029               7-1/8               1994A                                100,000        100,000
2034               4.12*               1999A                                292,700        292,700
- ------------------------------------------------------------------------------------------------------------------------
Total tax-exempt debt                                                     1,196,610      1,196,610
- ------------------------------------------------------------------------------------------------------------------------
Subordinated deferrable interest debentures:
2031               7-3/4               1996A                                275,000        275,000
- ------------------------------------------------------------------------------------------------------------------------
Other long-term debt                                                        177,440          3,236
Unamortized debt discount                                                   (29,051)       (25,242)
- ------------------------------------------------------------------------------------------------------------------------
Total                                                                     5,724,999      4,919,604
Less: long-term debt due within one year                                    309,590        395,000
- ------------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                      5,415,409      4,524,604
- ------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                   $ 11,137,411   $ 10,186,224
- ------------------------------------------------------------------------------------------------------------------------

*     Rates reset weekly or quarterly; December 31, 2000 rates shown.
**    Issued for O&R pollution control financing.
      The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

These notes form an integral part of the accompanying consolidated financial statements of Consolidated Edison, Inc. (Con Edison) and its subsidiaries.

Con Edison

Con Edison is a holding company that provides a wide range of energy-related services to its customers through its regulated and unregulated subsidiaries. Con Edison's core business is energy distribution and it is also pursuing related growth opportunities in competitive businesses. Con Edison's principal subsidiary is Consolidated Edison Company of New York, Inc. (Con Edison of New
York), a regulated utility that provides electric service to over three million customers and gas service to over one million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan.

Orange and Rockland Utilities, Inc. (O&R), a regulated utility that Con Edison acquired in July 1999 (see Note K), provides electric service to over 278,000 customers and gas service to over 118,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania.

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

Accounting Policies The accounting policies of Con Edison and its subsidiaries conform to accounting principles generally accepted in the United States. For regulated public utilities, like Con Edison of New York and O&R, accounting principles generally accepted in the United States include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, the accounting requirements and rate-making practices of the Federal Energy Regulatory Commission (FERC) and the New York State Public Service Commission
(PSC).

The standards in SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of the Financial Accounting Standards Board
(FASB) Statement No. 71," have been applied to the non-nuclear electric supply portion of Con Edison's business that was deregulated (the Deregulated Business) as a result of the Restructuring Agreement (defined below). The Deregulated Business includes all of Con Edison's fossil electric generating assets and its non-utility generators (NUG) contracts and related regulatory assets and liabilities. The application of SFAS No. 101 to the Deregulated Business had no material effect on the financial position or results of operations of Con Edison.

No impairment of Con Edison of New York's fossil generating assets has been recognized under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," because most of these assets have been sold at a gain (see Note I) and the estimated cash flows from the operation and/or sale of the remaining generating assets, together with the cash flows from the strandable cost recovery provisions of the Restructuring Agreement (see "Rate and Restructuring Agreements" in this Note A), will not be less than the net carrying amount of the fossil generating assets.

Similarly, there has been no charge against Con Edison of New York's earnings for the deferred charges (regulatory assets - principally relating to future federal income taxes) and deferred credits (regulatory liabilities) relating to the Deregulated Business because recovery of regulatory assets net of regulatory liabilities is probable under the Restructuring Agreement. At December 31, 2000, net regulatory assets amounted to approximately $1.2 billion.

No loss has been accrued for Con Edison of New York's NUG contracts under SFAS No. 5, "Accounting for Contingencies," because it is not probable that the charges by NUGs under the contracts will exceed the cash flows from the sale by Con Edison of New York of the electricity provided by the NUGs, together with the cash flows provided pursuant to the Restructuring Agreement. See Note H.

Con Edison of New York recently entered into an agreement to sell its nuclear generating assets, which include Indian Point 2, the retired Indian Point 1 and certain related assets. The anticipated sales proceeds are expected to be less than the net carrying amount of the nuclear generating assets at the time of closing. No impairment of the assets has been recognized under SFAS No. 121, because recovery is probable under the Restructuring Agreement. The company expects to establish a regulatory asset at the time the sale is completed. See Note G.

Rate and Restructuring Agreements In September 1997 the PSC approved a restructuring agreement between Con Edison of New York, the PSC staff and certain other parties (the Restructuring Agreement). The Restructuring Agreement provided for a transition to a competitive electric market through the development of a "retail access" plan, a rate plan for the period ending March 31, 2002, a reasonable opportunity for recovery of "strandable costs" and the divestiture of electric generation capacity by Con Edison of New York.

At December 31, 2000, approximately 91,000 Con Edison of New York customers representing approximately 20 percent of aggregate customer load were purchasing electricity from other suppliers under the electric Retail Choice program (which is available to all of Con Edison of New York's electric customers). Con Edison of New York delivers electricity to customers in this program through its regulated transmission and distribution systems. In general, the company's delivery rates for Retail Choice customers are equal to the rates applicable to other comparable Con Edison of New York customers, less an amount representing the cost of the energy and capacity it avoids by not supplying these customers.

Pursuant to the Restructuring Agreement, Con Edison of New York reduced electric rates, on an annual basis, by $129 million in 1998, $80 million in April 1999 and $103 million in April 2000 and is required to further reduce rates in April 2001 by $209 million. The April 2001 decrease will be partially offset by recognition in income of $36 million relating to rates for distributing electricity to customers of the New York Power Authority and $50 million of deferred generation divestiture gain. See Note I.

Pursuant to the Restructuring Agreement, as amended by a July 1998 PSC order, Con Edison of New York has sold approximately 6,800 MW of the approximately 8,300 MW of generating capacity that it owned (including 480 MW sold in January
2001). See Note I. In addition, Con Edison has agreed to sell its Indian Point 2 nuclear generating unit. See Note G.

In 1997 the PSC approved a four-year O&R restructuring plan, pursuant to which O&R sold all of its generating assets, made retail access available to all of its electric customers effective May 1, 1999 and reduced its electric rates by approximately $32.4 million through rate reductions implemented in December 1997 and 1998. In 1998 and 1999 similar plans for O&R's utility subsidiaries in Pennsylvania and New Jersey were approved by state regulators. The Pennsylvania plan provides for retail access for all customers effective May 1999. The New Jersey plan provides for rate reductions of $6.8 million effective August 1999, an additional reduction of $2.7 million effective January 2001 and a final reduction of $6.3 million effective August 2002.

In accordance with the April 1999 PSC order approving Con Edison's acquisition of O&R, Con Edison of New York has reduced its annual electric and gas rates by approximately $12 million and $2 million, respectively, and O&R has reduced its electric rates by $6.1 million and its gas rates by approximately $1.1 million.

In November 2000 the PSC approved an agreement (the Agreement) that revises and extends the rate plan provisions of the Restructuring Agreement. Pursuant to the Agreement, Con Edison of New York reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000, and will further reduce electric rates, effective April 1, 2001, in accordance with the Restructuring Agreement (as discussed above).

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

Under the Agreement as approved by the PSC, 35 percent (50 percent if certain energy price volatility mitigation objectives are achieved) of any earnings in each of the rate years ending March 2002 through 2005 in excess of a specified rate of return on electric common equity (12.9 percent for the rate year ending March 2002 and 11.75 percent thereafter; or 12 percent if certain customer service and reliability objectives are achieved) will be retained for shareholders and the balance will be applied for customer benefit through rate reductions or as otherwise determined by the PSC. There is no sharing of earnings for the rate year ending March 2001. Con Edison of New York could be required to pay up to $40 million annually in penalties if certain threshold service and reliability objectives are not achieved.

Con Edison of New York's potential electric strandable costs are those prior utility investments and commitments that may not be recoverable in a competitive electric supply market. Con Edison of New York is recovering these costs in the rates it charges all of its electric customers. The Agreement continues the stranded cost recovery provisions of the Restructuring Agreement, stating that Con Edison of New York "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments, under the parameters and during the time periods set forth therein."

The Agreement also continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased power and fuel costs from customers. See "Recoverable Energy Costs" in this Note A.

In November 2000 the PSC approved an agreement among Con Edison of New York, the PSC staff and certain other parties that revised and extended the 1996 gas rate settlement agreement through September 2001. The 1996 agreement, with limited exceptions, continued base rates at September 1996 levels through September 2000.

Under the new agreement, the level above which the company will share with customers 50 percent of earnings is increased from a 13 percent to a 14 percent rate of return on gas common equity. In addition, customer bills are to be reduced by $20 million during the January through March 2001 period; approximately $22.6 million that normally would be credited to customers over various annual periods is to be credited during the four-month period ending March 2001; and $19 million of charges to customers resulting from the reconciliation of actual gas costs to amounts included in rates that were scheduled to be billed to customers beginning December 2000 instead are to be billed to customers beginning April 2001.

Under the new agreement, Con Edison of New York will also reduce firm transportation customer bills by a retail choice credit and will implement other programs designed to increase customer and marketer participation in the company's gas Retail Choice program, the net costs of which are to be recovered by reducing credits otherwise due customers or deferred for future recovery from customers.

In November 2000 the PSC also approved a gas rate settlement agreement among O&R, the PSC staff, and certain other parties covering the three-year period November 2000 through October 2003. With limited exceptions, the agreement provides for no changes to base rates. O&R will be permitted to retain $18.1 million of deferred credits that otherwise would have been credited to customers. The term of the agreement could be reduced to 18 months depending on the outcome of the PSC's ongoing proceeding to examine programs and rate design changes to facilitate customer choice of gas suppliers.

In November 2000 the PSC approved an agreement between Con Edison of New York, the PSC staff and certain other parties with respect to the steam rate plan filed by the company in November 1999.

The agreement provides for a $16.6 million steam rate increase which took effect October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004. Con Edison of New York is required to share with customers 50 percent of any earnings for any rate year covered by the agreement in excess of a specified rate of return on steam common equity (11.0 percent for the first rate year, the 12-month period ending September 2001; 10.5 percent thereafter if the repowering of the company's East River steam-electric generating plant is not completed). A rate moderation mechanism will permit the company to defer a portion of the revenues collected in the first two rate years attributable to the rate increase and recognize such deferrals in income during the last two rate years.

Under the agreement, upon completion of the East River repowering project, the net benefits of the project (including the net after-tax gain from the sale of a nine-acre development site in mid-town Manhattan along the East River) allocable to steam operations will be used to offset any deficiency in the accumulated reserve for depreciation of steam plant or otherwise inure to the benefit of steam customers.

The agreement continues the rate provisions pursuant to which the company recovers prudently incurred purchased steam and fuel costs and requires the company to develop a strategy for hedging price variations for a portion of the steam produced each year.

Utility Plant and Depreciation Utility plant is stated at original cost. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation as property is retired. The cost of repairs and maintenance is charged to expense, and the cost of betterments is capitalized.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on Con Edison of New York's own funds when so used, determined in accordance with PSC and FERC regulations. The AFDC rate was 7.2 percent in 2000 and 9.1 percent in 1999 and 1998. The rate was compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges.

Con Edison's utility subsidiaries generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average lives and net salvage factors. Con Edison's regulated utility depreciation rates averaged approximately 3.6 percent in 2000, and 3.4 percent in 1999 and 1998.

Con Edison Development currently depreciates its generating assets over the estimated useful lives using the straight-line method. The composite depreciation rate for its generating assets averages approximately 4.1 percent.

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

Recoverable Energy Costs Con Edison's utility subsidiaries generally recover all of their prudently incurred fuel, purchased power and gas costs in accordance with rate provisions approved by their state public utility commissions (which provisions, for Con Edison of New York, also include a $35 million annual incentive or penalty relating to electricity costs). If the actual energy costs for a given month are more or less than amounts billed to customers for that month, the difference is recoverable from or refundable to customers. Differences between actual and billed energy costs are generally deferred for charge or refund to customers during the next billing cycle (normally within one or two months). For Con Edison's New Jersey utility subsidiary, Rockland Electric Company, differences between actual and billed electricity costs (which amounted to actual in excess of billed costs of $31.6 million at December 31,
2000) are deferred for charge or refund to customers in the manner and at such time as is to be determined by the New Jersey Board of Public Utilities.

Temporary Cash Investments Temporary cash investments are short-term, highly liquid investments that generally have maturities of three months or less. They are stated at cost which approximates market. Con Edison considers temporary cash investments to be cash equivalents.

Investments For 2000 and 1999, investments consisted primarily of the external nuclear decommissioning trust fund and investments of Con Edison's unregulated subsidiaries. The nuclear decommissioning trust fund is stated at market, net of income taxes. Earnings on the nuclear decommissioning trust fund are not recognized in income but are included in the accumulated depreciation reserve. See "Decommissioning" in Note G. Investments of Con Edison's unregulated subsidiaries are recorded either at cost or using the equity method.

Guarantees of Subsidiary Obligations Con Edison has guaranteed certain obligations of its subsidiaries. These guarantees, which total $683 million at December 31, 2000, relate primarily to obligations of up to $263 million under power purchase and sales agreements entered into by Con Edison Solutions and Con Edison Energy and certain obligations of Con Edison Development. See Note J. Con Edison does not expect to incur losses as a result of these guarantees.

New Financial Accounting Standards As of January 2001, Con Edison adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133." The application of SFAS No. 133 and No. 138 is not expected to have a material effect on the financial position or results of operations of Con Edison or materially change its current disclosure practices. See Note O.

In September 2000 the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the accounting for securitizations, other financial asset transfers and collateral and introduces new disclosures. The application of SFAS No. 140 is not expected to have a material impact on Con Edison's consolidated financial statements.

Federal Income Tax In accordance with SFAS No. 109, "Accounting for Income Taxes," Con Edison's utility subsidiaries have recorded an accumulated deferred federal income tax liability for substantially all temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, the utility subsidiaries have recovered amounts from customers for a portion of the tax expense they will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining temporary differences, in accordance with SFAS No. 71, the utility subsidiaries have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. See Note L. In 1993 the PSC issued an Interim Policy Statement proposing accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates. The final policy statement is not expected to differ materially from the Interim Policy Statement.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction in future federal income tax expense.

Con Edison and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to each company based on its taxable income.

State Income Tax The New York State tax laws applicable to utility companies were changed, effective January 1, 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In addition, a compensating use tax was imposed on gas and electricity purchased outside New York State for use within the state. In December 2000 the PSC issued its requirements relating to the tax law changes. The amounts applicable to the provisions of the previous tax laws will continue to be collected through base rates and tariff surcharges, until the PSC directs otherwise, with the differences between those collections and the tax expense under the new law to be deferred, pending future disposition by the PSC.

Research and Development Costs Research and development costs relating to specific construction projects are capitalized. All other such costs are charged to operating expenses as incurred. Research and development costs in 2000, 1999 and 1998 amounting to $14.1 million, $12.4 million and $20.3 million, respectively, were charged to operating expenses. No research and development costs were capitalized in these years.

Reclassification Certain prior year amounts have been reclassified to conform with the current year presentation.

Earnings Per Common Share Basic earnings per share has been computed in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per common share is computed based on income applicable to common stock divided by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised or converted into common stock. At December 31, 2000, 1999, and 1998, the weighted average number of shares used to calculate the diluted earnings per common share included dilutive common stock equivalents of 212,417,885, 223,890,546, and 234,907,897 shares, respectively. The numerator for the calculation of basic and dilutive earnings per share is net income for common stock.

Goodwill Goodwill, which represents the excess of cost over the fair value of assets of businesses acquired, is amortized on a straight-line basis over 40 years. Goodwill expense was $10.9 million and $5.5 million for the years ended December 31, 2000 and 1999 respectively.

In September 2000 the Financial Accounting Standards Board (FASB) issued an exposure draft of a proposed statement on accounting for Business Combinations and Intangible Assets. The Exposure Draft provides that all business combinations be accounted for using the purchase method, and that goodwill, including amounts previously recorded under the purchase method, instead of being amortized, be reviewed for impairment when an event or series of events occurs indicating that the fair value of the goodwill is less than its carrying amount.

Estimates The accompanying consolidated financial statements reflect judgments and estimates made in the application of the above accounting policies.

Note B Capitalization

Capitalization of Con Edison Con Edison's outstanding capitalization, on a consolidated basis, consists of its common shareholders' equity and the outstanding preferred stock and long-term debt of its subsidiaries. Con Edison's authorized capitalization also includes six million authorized, but unissued, Preferred Shares, $1.00 par value.

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

Common Stock During the period 1998-2000, Con Edison repurchased $1 billion of its shares as follows:

(Millions)                                                  Shares          Cost
- --------------------------------------------------------------------------------
1998                                                           2.6        $120.8
1999                                                          18.7         819.7
2000                                                           1.9          60.7
- --------------------------------------------------------------------------------

Dividends Dividends on Con Edison's common shares depend primarily on the dividends and other distributions that Con Edison of New York and Con Edison's other subsidiaries pay to Con Edison, and the capital requirements of Con Edison and its subsidiaries. Under Con Edison of New York's Restructuring Agreement, the dividends that it may pay are limited to not more than 100 percent of its income available for dividends, calculated on a two-year rolling average basis. Excluded from the calculation of "income available for dividends" are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing Con Edison of

New York's equity ratio to a level appropriate to its business risk.

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

Long-Term Debt Long-term debt maturing in the period 2001-2005 is as follows:

(Millions of Dollars)
- --------------------------------------------------------------------------------
2001                                                                        $310
2002                                                                         300
2003                                                                         185
2004                                                                         150
2005                                                                         450
- --------------------------------------------------------------------------------

Long-term debt of Con Edison's utility subsidiaries is stated at cost which, as of December 31, 2000, approximates fair value (estimated based on current rates for debt of the same remaining maturities).

Note C Short Term Borrowing

At December 31, 2000, Con Edison and its utility subsidiaries had commercial paper programs, under which short-term borrowings are made at prevailing market rates, totaling $950 million. These programs are supported by revolving credit agreements with banks. At December 31, 2000, $49.5 million, at a weighted average interest rate of 6.71 percent, was outstanding under Con Edison's $350 million program; $140.0 million, at a weighted average interest rate of 6.66 percent per annum, was outstanding under Con Edison of New York's $500 million program; and $40.8 million, at a weighted average interest rate of 6.67 percent, was outstanding under O&R's $100 million program. Con Edison of New York changes the amount of its program from time to time, subject to an $800 million FERC-authorized limit.

Bank commitments under the revolving credit agreements may terminate upon a change of control of Con Edison, and borrowings under the agreements are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital of the borrower not at any time exceed
0.65 to 1. At December 31, 2000, this ratio was 0.51 to 1 for Con Edison, 0.53 to 1 for Con Edison of New York and 0.53 to 1 for O&R.

Note D Pension Benefits

Con Edison of New York and O&R have non-contributory pension plans that cover substantially all of their employees and certain employees of other Con Edison subsidiaries. The plans are designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA).

Investment gains and losses are recognized over five years (three years for O&R's plan) and unrecognized actuarial gains and losses are amortized over 10 years.

Con Edison of New York offered a special retirement program in 1999 providing enhanced pension benefits for those employees who met specified eligibility requirements and retired within specific time limits. These incentives fall within the category of special termination benefits and curtailments as described in SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The increase in pension obligations as a result of these programs amounted to $49.7 million. For Con Edison of New York, the Agreement provided that $15 million of this amount would be expensed in 2000 and the remaining $30 million would be recorded as a regulatory asset and amortized over a 15-year period beginning in October 2000. For O&R, pension costs for 1999 reflect the impact of the sale of its generating assets. Due to the relatively high number of employees for whom benefits ceased to be accrued as a result of this event, a curtailment charge of $4.7 million was recognized. A portion of this curtailment charge was recorded as a regulatory asset in accordance with SFAS No. 71 and a portion was expensed.

The acquisition of O&R by Con Edison in July 1999 triggered purchase accounting requirements that are reflected in the net periodic pension cost. Under such accounting O&R's accrued pension liability was adjusted to recognize all previously unrecognized gains and losses arising from past experience different from that assumed, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 87, "Employers' Accounting for Pensions." A portion of these adjustments was recorded as a regulatory liability in accordance with SFAS No. 71 and a portion was expensed.

O&R is currently allowed to recover in rates pension costs recognized under SFAS No. 87. In accordance with the provisions of SFAS No. 71, the company defers for future recovery any difference between expenses recognized under SFAS No. 87 and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of Con Edison of New York and O&R's net periodic pension costs for 2000, 1999 and 1998 were as follows:

  (Millions of Dollars)                        2000          1999          1998
- -------------------------------------------------------------------------------
Service cost - including
  administrative expenses                    $ 90.0        $110.9        $111.6
Interest cost on projected
  benefit obligation                          408.7         378.4         366.0
Expected return on plan
  assets                                     (565.7)       (505.6)       (462.6)
Amortization of net
  actuarial (gain)                           (186.1)        (92.8)        (78.0)
Amortization of prior
  service cost                                 10.5          12.6          14.5
Amortization of transition
  obligation                                    3.0           2.5           2.0
Recognition of curtailment
 and termination benefits                        --          11.9            --
Recognition of purchase
 accounting                                      --         (29.6)           --
- -------------------------------------------------------------------------------
Net periodic pension cost                    (239.6)       (111.7)        (46.5)
- -------------------------------------------------------------------------------
Amortization of regulatory
  asset*                                       17.7           2.2           2.2
- -------------------------------------------------------------------------------
Total pension cost                           $(221.9)      $(109.5)      $(44.3)
- -------------------------------------------------------------------------------
Cost capitalized                              (41.4)        (47.5)         (9.3)
Cost charged to operating
  expenses                                   (180.5)        (62.0)        (35.0)
- -------------------------------------------------------------------------------

* Relates to $33.3 million increase in Con Edison of New York's pension obligations from a 1993 special retirement program and a $45 million increase from a 1999 special retirement program.

The funded status of the plans at December 31, 2000, 1999 and 1998 was as follows:

                              2000       1999        1998
  (Millions of Dollars)
- -------------------------------------------------------------
Change in benefit
   obligation
Benefit obligation at
  beginning of year         $5,241.6    $5,673.9   $5,200.9
Service cost - excluding
  administrative expenses       88.7       109.6      110.3
Interest cost on projected
  benefit obligation           408.7       378.4      366.0
Plan amendments                 37.7         0.8        2.1
Actuarial (gain) loss          128.5      (705.4)     211.0
Termination benefits and
  curtailments                    --        49.7         --
Benefits paid                 (274.8)     (265.4)    (216.4)
- -------------------------------------------------------------
Benefit obligation at
  end of year               $5,630.4    $5,241.6   $5,673.9
- -------------------------------------------------------------

Change in plan assets
Fair value of plan assets
  at beginning of year      $7,720.1    $6,945.7   $6,236.2
Actual return on plan
  assets                       (84.7)    1,047.0      937.9
Employer contributions           4.7        13.0        2.3
Benefits paid                 (274.8)     (265.4)    (216.4)
Administrative expenses        (17.8)      (20.2)     (14.3)
- -------------------------------------------------------------
Fair value of plan assets
  at end of year            $7,347.5    $7,720.1   $6,945.7
- -------------------------------------------------------------

Funded status               $1,717.1    $2,478.5   $1,271.8
Unrecognized net (gain)     (1,496.8)   (2,478.2)  (1,396.8)
Unrecognized prior
  service costs                 99.8        72.5      118.0
Unrecognized net
  transition liability at
  January 1, 1987*               2.4         5.3        5.3
- -------------------------------------------------------------
   Net Prepaid (accrued)
     benefit cost             $322.5       $78.1      $(1.7)
- -------------------------------------------------------------
*     Being amortized over approximately 15 years.

The amounts recognized in the Consolidated Balance Sheet at December 31, 2000, 1999 and 1998 were as follows:

  (Millions of Dollars)         2000        1999       1998
- -------------------------------------------------------------
Prepaid benefit cost          $350.6      $113.0      $32.6
Accrued benefit liability      (37.1)      (34.9)     (34.3)
Intangible asset                 7.1        --         --
Accumulated other
  comprehensive income           1.9        --         --
- -------------------------------------------------------------
Net Amount Recognized         $322.5       $78.1      $(1.7)
- -------------------------------------------------------------

In 2000 Con Edison adopted SFAS No. 130, "Reporting Comprehensive Income," which requires reporting of comprehensive income in any complete presentation of general-purpose financial statements. For Con Edison, comprehensive income consists of additional minimum pension liability adjustments for the Con Edison of New York and O&R plans and unrealized gains and losses on available-for-sale marketable securities associated with the O&R supplemental retirement plan (see Consolidated Statement of Comprehensive Income).

The actuarial assumptions for the plans of Con Edison of New York at December 31, 2000, 1999 and 1998 were as follows:

                              2000        1999       1998
- ----------------------------------------------------------
Discount rate                 7.75%       8.00%      6.75%
Expected return on plan
  assets                      8.50%       8.50%      8.50%
Rate of compensation
  increase                    4.55%       4.80%      4.80%

The actuarial assumptions for the plan of O&R at December 31, 2000, 1999 and 1998 were as follows:

                              2000        1999       1998
- ----------------------------------------------------------
Discount rate                 7.75%       8.00%      6.75%
Expected return on plan
  assets                      8.50%       8.50%      8.00%
Rate of compensation
  increase
      Hourly                  4.40%       3.00%      3.00%
      Management              4.40%       1.00%      1.00%

Note E Postretirement Benefits Other than Pensions (OPEB)

Con Edison of New York and O&R have contributory comprehensive hospital, medical and prescription drug programs for all retirees, their dependents and surviving spouses.

Con Edison of New York also has a contributory life insurance program for bargaining unit employees and provides basic life insurance benefits up to a specified maximum at no cost to retired management employees. O&R has a non-contributory life insurance program for retirees.

Certain employees of other Con Edison subsidiaries are eligible to receive benefits under these programs. The company has reserved the right to amend or terminate these programs.

Investment gains and losses are recognized over five years for Con Edison of New York's plan and are recognized immediately for O&R's plan. For both plans unrecognized actuarial gains and losses are amortized over 10 years.

During 1999, O&R sold its electric generating assets. Because of the relatively high number of O&R employees for whom benefits in the plan ceased to be accrued as a result of this event, a curtailment charge was recorded in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions."

The acquisition of O&R by Con Edison in July 1999 triggered purchase accounting requirements that are reflected in the net periodic benefit cost. Under such accounting O&R's accrued postretirement liability was adjusted to recognize all previously unrecognized actuarial gains or losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 106. The total of these adjustments along with the curtailment charge discussed above were recorded as a regulatory asset in accordance with SFAS No. 71.

O&R is currently allowed to recover in rates OPEB costs recognized under SFAS No. 106. In accordance with the provisions of SFAS No. 71, the company defers for future recovery any difference between expenses recognized under SFAS No. 106 and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of Con Edison of New York and O&R's postretirement benefit (health and life insurance) costs for 2000, 1999 and 1998 were as follows:

  (Millions of Dollars)       2000       1999        1998
- ---------------------------------------------------------
Service cost                 $10.7       $15.4      $16.4
Interest cost on
  accumulated
  postretirement benefit
  obligation                  78.8        77.8       76.1
Expected return on plan
  assets                     (62.3)      (43.7)     (39.9)
Amortization of net
  actuarial loss               1.2        27.2       20.9
Amortization of prior
  service cost                 1.4         1.4        0.1
Amortization of transition
  obligation                  17.4        18.6       23.9
Recognition of curtailment
  and termination benefits    --          (5.1)      --
Recognition of purchase
  accounting valuation        --          39.2       --
- ---------------------------------------------------------
Net periodic
  postretirement benefit
  cost                       $47.2      $130.8      $97.5
- ---------------------------------------------------------
Cost capitalized/
  deferred                    10.3        53.0       13.5
Cost charged to operating
  expenses                    36.9        77.8       84.0
- ---------------------------------------------------------

The funded status of the programs at December 31, 2000, 1999 and 1998 was as follows:

  (Millions of Dollars)         2000        1999       1998
- -----------------------------------------------------------
Change in benefit
  obligation
Benefit obligation at
  beginning of year         $1,012.5    $1,177.5   $1,044.7
Service cost                    10.7        15.4       16.4
Interest cost on
  accumulated
  postretirement benefit
  obligation                    78.8        77.8       76.1
Plan amendments                 (0.4)       --        (44.7)
Actuarial (gain) loss          127.6      (205.5)     131.9
Benefits paid and
  administrative expenses      (71.4)      (63.5)     (57.0)
Participant contributions       12.0        10.8       10.1
- -----------------------------------------------------------
Benefit obligation at
  end of year               $1,169.8    $1,012.5   $1,177.5
- -----------------------------------------------------------
Change in plan assets
Fair value of plan assets
  at beginning of year        $872.3      $697.0     $596.3
Actual return on plan
  assets                         4.4       104.0      121.4
Employer contributions          23.5       121.0       26.2
Participant contributions       11.8        10.7       10.1
Reimbursements for
  benefits owed to
  company                       (0.8)       --         --
Benefits paid and
  administrative expenses      (67.9)      (60.4)     (57.0)
- -----------------------------------------------------------
Fair value of plan assets
  at end of year              $843.3      $872.3     $697.0
- -----------------------------------------------------------
Funded status                $(326.5)    $(140.2)   $(480.5)
Unrecognized net
  (gain) loss                  (31.3)     (215.6)      78.0
Unrecognized prior
  service costs                  9.4        11.2       12.7
Unrecognized transition
  obligation at January 1,
  1993*                        208.8       226.2      278.2
- -----------------------------------------------------------
Accrued postretirement
  benefit cost               $(139.6)    $(118.4)   $(111.6)
- -----------------------------------------------------------
*     Being amortized over a period of 20 years.

The actuarial assumptions at December 31, 2000, 1999 and 1998 were as follows:

                                 2000       1999        1998
- ------------------------------------------------------------
Discount rate
  Con Edison of New York        7.75%      8.00%       6.75%
  O&R                           7.75%      8.00%       6.75%
Expected return on plan assets
   Tax-exempt assets
     Con Edison of New York     8.50%      8.50%       8.50%
     O&R                        8.50%      8.50%       6.25%
   Taxable assets
     Con Edison of New York     7.50%      7.50%       7.50%
     O&R                        8.00%      7.50%       6.25%

The health care cost trend rate assumed for 2001 was 8.0 percent. The rate was assumed to decrease gradually to 5.0 percent for 2006 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects:

                           1-Percentage-    1-Percentage-
(Millions of Dollars)      Point Increase   Point Decrease
- ----------------------------------------------------------
Effect on accumulated
  postretirement benefit
  obligation                  $142.9            $125.0
Effect on service cost and
  interest cost components     $12.6            $10.7

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

At December 31, 2000, Con Edison had accrued $117.9 million as its best estimate of the utility subsidiaries' liability for sites as to which they have received process or notice alleging that hazardous substances generated by them (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison's financial position, results of operations or liquidity.

Con Edison's utility subsidiaries are permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At December 31, 2000, $49 million of such costs had been deferred as regulatory assets.

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

The book value of Indian Point 2, net of accumulated depreciation, was $504 million and $382 million at December 31, 2000 and 1999, respectively.

Pending Sale In November 2000 Con Edison of New York entered into an agreement with Entergy Nuclear Indian Point 2 LLC (Entergy) for the sale of Indian Point 2, the retired Indian Point 1 and certain related assets (including fuel) for approximately $602 million, subject to certain adjustments. The estimated net after-tax loss on the sale of $170 million will be deferred as a regulatory asset at the time the sale is completed. No impairment of the assets has been recognized under SFAS No. 121 because recovery is probable under the Agreement (see "Rate and Restructuring Agreements" in Note A).

Under the agreement, Con Edison of New York will transfer $430 million of decommissioning trust funds at closing and Entergy will assume full responsibility for the decommissioning of Indian Point 1 and 2. In addition, Con Edison of New York has entered into a power purchase agreement with Entergy through the end of 2004 for the output of the Indian Point 2 unit at an annual average price of 3.9 cents per kilowatthour. The sale is subject to PSC and other regulatory approvals and other conditions.

Rate Recovery Con Edison of New York is recovering its investment in Indian Point 2 and funds to decommission Indian Point 1 and 2 in the rates it charges all its electric customers. Under the Agreement, following March 31, 2005, the company will be given a reasonable opportunity to recover its remaining investment in Indian Point 2, including funds needed to decommission Indian Point 1 and 2, through a non-bypassable charge to customers over a period that will extend no longer than the end of Indian Point 2's operating license in 2013. Reconciliation of estimated and actual decommissioning costs may be reflected in rates after 2013.

Outage Proceedings In February 2000 Con Edison of New York shut down Indian Point 2 following a leak in one of its four steam generators. The plant returned to service in January 2001. During the outage, the steam generators were replaced and refueling and maintenance work was performed.

The staff of the Nuclear Regulatory Commission (NRC) has advised Con Edison of New York that it will monitor Indian Point 2 with heightened oversight.

The PSC is investigating the Indian Point 2 outage and its causes and the prudence of Con Edison of New York's actions regarding the operation and maintenance of Indian Point 2. The PSC has indicated that the examination should include, among other things, Con Edison of New York's inspection practices, the circumstances surrounding Indian Point 2's October 1997 to September 1998 outage, the basis for postponement of the steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

In August 2000 the New York State legislature enacted the "Indian Point 2 Law," which directed the PSC to prohibit the company from recovering Indian Point 2 replacement power costs from customers. In October 2000 the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., determined that the Indian Point 2 Law was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. Appeals of the court's decision have been filed in the United States Court of Appeals for the Second Circuit.

Con Edison of New York has billed to customers the Indian Point 2 replacement power costs incurred prior to August 2000 and after October 2000, but not approximately $90 million of replacement power costs incurred in August through October 2000.

Con Edison believes that its operation, maintenance and inspection practices related to Indian Point 2 have been prudent. At December 31, 2000, the company accrued a $40 million liability for the possible disallowance of Indian Point 2 replacement costs that it recovered from customers. The company is unable to predict whether or not any Indian Point 2-related proceedings, lawsuits, legislation or other actions will have a material adverse effect on its financial position, results of operations or liquidity.

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

Decommissioning Since 1975, Con Edison of New York has been collecting costs of decommissioning from customers and accruing such amounts within its internal accumulated depreciation reserve. Amounts collected to fund decommissioning of the nuclear portions of the units have been deposited in external trust funds and earnings on such funds have been accrued as additional accumulated depreciation. The trust funds amounted to $329.0 million and $305.7 million, respectively, at December 31, 2000 and 1999. See "Investments" in Note A.

Accumulated decommissioning provisions at December 31, 2000 and 1999 were as follows:

                                      Amounts   Included in
                                 Accumulated   Depreciation
- -----------------------------------------------------------
(Millions of Dollars)                   2000           1999
- -----------------------------------------------------------
Nuclear                               $329.0         $305.7
Non-nuclear                             55.1           55.4
- -----------------------------------------------------------
Total                                 $384.1         $361.1
- -----------------------------------------------------------

Con Edison of New York's electric rates reflect annual expense allowances of $21.3 million and $1.8 million, respectively, to fund the estimated costs of decommissioning the nuclear and non-nuclear portions of the Indian Point 1 and 2 units. These amounts were established pursuant to a 1995 electric rate agreement based upon a 1994 site-specific study. The study estimated the decommissioning costs to be approximately $657 million in 1993 dollars (assuming 2016 as the midpoint for decommissioning expenditures), including $252 million for extended storage of spent nuclear fuel. The minimum decommissioning fund estimate calculated in accordance with NRC regulations was between $572 million and $981 million as of December 31, 2000.

Nuclear Fuel Nuclear fuel assemblies and components are amortized to operating expense based on the quantity of heat produced in the generation of electricity. Nuclear fuel costs are recovered in revenues through base rates or through the fuel adjustment clause.

Nuclear fuel costs include provisions for payments to the U.S. Department of Energy (DOE) for future off-site storage of the spent fuel and for a portion of the costs to decontaminate and decommission the DOE facilities used to enrich uranium purchased by Con Edison of New York. Such payments amounted to $3.9 million in 2000.

The DOE has defaulted on its obligation to Con Edison of New York and all other utilities that have nuclear reactors to begin to take title to the spent nuclear fuel generated at Indian Point 2. The company and a number of other utilities are pursuing their legal remedies against the DOE. The company estimates that it has adequate on-site capacity for interim storage of its spent fuel until 2005 after which, absent regulatory or technological developments, additional on-site or other spent fuel storage facilities would be required. The operation of Indian Point 2 could be curtailed if appropriate arrangements for the storage of its spent fuel were not made.

Nuclear Insurance The insurance policies covering Con Edison of New York's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of December 31, 2000, the highest amount that could be assessed for losses during the current policy year under all of the policies was $14.7 million. While assessments may also be made for losses in certain prior years, the company is not aware of any losses in such years that it believes are likely to result in an assessment. Under certain circumstances, in the event of nuclear incidents at facilities covered by the federal government's third-party liability indemnification program, the company could be assessed up to $88.1 million per incident, of which not more than $10 million may be assessed in any one year.

Note H Non-Utility Generators (NUGs)

Con Edison of New York has contracts with NUGs for approximately 2,100 MW of electric generating capacity. Assuming performance by the NUGs, the company is obligated over the terms of the contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments.

For the years 2001-2005, the capacity and other fixed payments under the contracts are estimated to be $466 million, $476 million, $487 million, $498 million and $508 million. Such payments gradually increase to approximately $600 million in 2013, and thereafter decline significantly. For energy delivered under these contracts, the company is obligated to pay variable prices that are estimated to be lower than expected market levels.

Under the terms of its electric rate agreements, Con Edison of New York is recovering in rates the charges it incurs under contracts with NUGs. The Agreement provides that, following March 31, 2005, the company will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, the amount, if any, by which the actual costs of its purchases under the contracts exceed market value.

The Restructuring Agreement provided for a potential NUG contract disallowance of the lower of (i) 10 percent of the above-market costs or (ii) $300 million (in 2002 dollars). The Restructuring Agreement provided that Con Edison of New York could offset the potential disallowance by NUG contract mitigation and by 10 percent of the gross proceeds of any generating unit sales to third parties. The company has offset the entire $300 million maximum possible disallowance through NUG contract mitigation and generating plant divestiture proceeds.

Note I Generation Divestiture

In 1999 Con Edison of New York completed the sales of almost 6,300 MW of its approximately 8,300 MW of electric generating assets for an aggregate price of $1.8 billion. The net book value of the assets sold was approximately $1 billion.

In 1999, pursuant to the Restructuring Agreement, $50 million of the net after-tax gain was applied as an increase to the accumulated depreciation reserve for Indian Point 2 and $29 million of accumulated deferred taxes and investment tax credits relating to the assets sold were recognized in income. In 2000, pursuant to the Agreement, the balance of the net after-tax gain (including interest accrued thereon) was applied as follows: $188.2 million was credited against electric distribution plant balances, $107.3 million was used to offset a like amount of regulatory assets (including deferred power contract termination costs), $50 million was deferred for recognition in income during the 12 months ending March 31, 2002, and $12 million was deferred to be used for low-income customer programs. Pursuant to the Agreement, $30 million of voluntary employee retirement incentive expenses related to the generation divestiture were deferred for amortization over 15 years and $15 million of such expenses were charged to income in 2000.

The Agreement provides for recovery of an approximately $74 million regulatory asset representing incremental electric capacity costs incurred prior to May 2000 to purchase capacity from the buyers of the generating assets the company sold. The Agreement provides for the company to recover these deferred costs from the shareholders' portion of any earnings above the Earnings Sharing Levels and by March 2005 to charge to expense any remaining asset balance.

At December 31, 2000, Con Edison of New York owned approximately 2,000 MW of electric generating assets, including its approximately 1,000 MW Indian Point 2 plant (the sale of which is pending, see Note G) and a 480 MW interest in the jointly-owned Roseton generating station, the sale of which was completed in January 2001. The net book value of the company's interest in Roseton was approximately $55.5 million, and the net after-tax gain from the sale was $37.3 million.

O&R completed the sale of all of its generating assets prior to the completion of Con Edison's purchase of O&R in July 1999.

Note J Lease Guarantee

A subsidiary of Con Edison Development has an operating lease covering a gas-fired generation facility now under construction and underlying land located in Newington, NH. The initial lease term is approximately eight years, beginning at the date of construction completion, which is expected to be May 2002. There is no rental expense under this arrangement for the period 1998-2000. At the end of the lease term, the subsidiary has the option to renew the lease or purchase the project for the then outstanding amounts expended by the lessor for the project. If the subsidiary chooses not to renew the lease or acquire the project, then Con Edison will guarantee a residual value of the project for an amount not to exceed $239.7 million.

Payments and performance obligations are fully and unconditionally guaranteed by Con Edison. Future minimum rental payments required under the non-cancelable operating lease as of December 31, 2000 are as follows:

(Thousands of Dollars)
- ----------------------------------------------------
2001                                $     --
2002                                  16,854
2003                                  33,704
2004                                  33,700
2005                                  33,696
2006 and thereafter                  151,775
- ----------------------------------------------------
  Total                             $269,729

Note K Acquisition of Orange and Rockland Utilities (O&R)

In July 1999 Con Edison completed its acquisition of O&R for $791.5 million in cash. Con Edison has accounted for the acquisition under the purchase method of accounting in accordance with generally accepted accounting principles. The results of operations of O&R for 2000 and the six months ended December 31, 1999 have been included in the consolidated income statement of Con Edison for the years ended December 31, 2000 and 1999. Con Edison has recorded in its consolidated financial statements all of the assets and liabilities of O&R. The fair value of O&R's regulatory assets approximates book value. All other assets and liabilities of O&R were adjusted to their estimated fair values. The $437 million excess of the purchase price paid by Con Edison over the estimated fair value of net assets acquired and liabilities assumed was recorded as goodwill (O&R Goodwill) and is being amortized over 40 years. In accordance with regulatory agreements, costs to achieve the merger have been deferred as regulatory assets and are being amortized over a five-year period ending May 2004.

The unaudited pro forma consolidated Con Edison financial information shown below has been prepared based upon the historical consolidated income statements of Con Edison and O&R, giving effect to Con Edison's acquisition of O&R as if it had occurred at the beginning of 1999. The historical information has been adjusted to reflect the amortization of O&R Goodwill for the entire period and the after-tax cost Con Edison would have incurred for financing the acquisition of O&R by issuing debt at the beginning of the period at an assumed 8.0 percent per annum interest rate. The pro forma information is not necessarily indicative of the results that Con Edison would have had if its acquisition of O&R had been completed prior to July 1999, or the results that Con Edison will have in the future.

(Thousands of Dollars)                         1999
- ---------------------------------------------------
Revenues                                 $7,816,815
Operating income                            984,613
Net income                                  645,549
Average shares
   outstanding (000)                        223,442
- ---------------------------------------------------
Earnings per share                       $     2.89
- ---------------------------------------------------

Note L Income Tax                               Consolidated Edison, Inc.

The components of income taxes are as follows:

Year Ended December 31 (Thousands of Dollars)                                         2000               1999              1998
- --------------------------------------------------------------------------------------------------------------------------------
Charged to operations:
State                                                                             $ 28,941           $     --          $     --
Federal         Current                                                            103,670            836,783           322,259
                Deferred - net                                                     193,257           (428,859)           94,090
                Amortization of investment tax credit                               (8,078)            (8,208)           (8,710)
- --------------------------------------------------------------------------------------------------------------------------------
                       Total charged to operations                                 317,790            399,716           407,639
- --------------------------------------------------------------------------------------------------------------------------------

Charged to other income:
State                                                                               (5,304)                --                --
Federal         Current                                                             (1,095)             1,430            (3,279)
                Deferred - net                                                      (7,037)               851             1,050
                Amortization of investment tax credit                                 (331)              (164)               --
                Amortization of taxes associated with divestiture assets             3,145            (29,008)               --
- --------------------------------------------------------------------------------------------------------------------------------
                       Total charged to other income                               (10,622)           (26,891)           (2,229)
- --------------------------------------------------------------------------------------------------------------------------------

Total                                                                             $307,168           $372,825          $405,410
- --------------------------------------------------------------------------------------------------------------------------------

The tax effect of temporary differences which gave rise to deferred tax assets and liabilities is as follows:

As of December 31 (Millions of Dollars)                                               2000               1999              1998
- --------------------------------------------------------------------------------------------------------------------------------
Liabilities:
                Depreciation                                                      $1,441.1           $1,367.1          $1,307.6
                Excess deferred federal income tax on depreciation                   156.2              165.3             186.7
                Advance refunding of long-term debt                                   31.9               32.5              35.5
                Other                                                                209.8              140.1              86.9
- --------------------------------------------------------------------------------------------------------------------------------
                       Total liabilities                                           1,839.0            1,705.0           1,616.7
- --------------------------------------------------------------------------------------------------------------------------------
Assets:
                Unbilled revenues                                                    (81.7)             (86.1)            (87.2)
                Federal income tax audit adjustments -- 1992-1994                    (29.7)             (30.5)               --
                Other                                                               (101.3)            (105.9)            (87.7)
- --------------------------------------------------------------------------------------------------------------------------------
                       Total assets                                                 (212.7)            (222.5)           (174.9)
- --------------------------------------------------------------------------------------------------------------------------------

Regulatory liability - future federal income taxes                                   676.5              785.0             951.0
- --------------------------------------------------------------------------------------------------------------------------------

Net Liability                                                                     $2,302.8           $2,267.5          $2,392.8
- --------------------------------------------------------------------------------------------------------------------------------

Reconciliation of the difference between income tax expenses and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

Year Ended December 31,                                                               2000               1999              1998
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (% of Pre-tax income)
Statutory tax rate
                Federal                                                                35%                35%               35%
Changes in computed taxes resulting from:
                State income tax                                                        2%                 --                --
                Depreciation related differences                                        4%                 5%                4%
                Cost of removal                                                       (6)%               (3)%              (2)%
                Amortization of taxes associated with divestiture assets                --               (3)%                --
                Other                                                                 (1)%                 --              (1)%
- --------------------------------------------------------------------------------------------------------------------------------

Effective Tax Rate                                                                     34%                34%               36%
- --------------------------------------------------------------------------------------------------------------------------------

Note M Stock-Based Compensation

Under Con Edison's Stock Option Plan (the Plan), options may be granted to officers and key employees for up to 10 million shares of Con Edison's common stock. Generally, options become exercisable three years after the grant date and remain exercisable until 10 years from the grant date.

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

Disclosure of pro-forma information regarding net income and earnings per share is required by SFAS No. 123. The information presented below relates to the income and earnings per share of Con Edison. This information has been determined as if Con Edison had accounted for its employee stock options under the fair value method of that statement. The fair values of 2000, 1999 and 1998 options are $4.42, $7.90 and $6.23 per share, respectively. They were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                               2000      1999        1998
                               ----      ----        ----

Risk-free interest rate         6.25%     5.24%       5.61%
Expected lives - in years          8         8           8
Expected stock volatility      20.51%    18.76%      12.68%
Dividend yield                  6.60%     4.46%       4.98%

The following table reflects pro forma net income and earnings per share had the company elected to adopt the fair value approach of SFAS No. 123 (income in millions):

                               2000      1999       1998
                               ----      ----       ----
Net Income:
        As reported            $583      $701        $713
        Pro forma               578       697         711
Diluted earnings per share:
        As reported           $2.74     $3.13       $3.04
        Pro forma              2.72      3.11        3.03

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. For 2000, the number of total shares of common stock after giving effect to the dilutive common stock equivalents and used in the reported diluted earnings per share calculation is 212,417,885.

A summary of the status of Con Edison's Stock Option Plan as of December 31, 2000, 1999 and 1998 and changes during those years is as follows:

                                                 Weighted
                                                 Average
                                  Shares          Price
                                  ------          -----
Outstanding at 12/31/97          1,517,200      $ 29.852
           Granted                 901,650        42.605
           Exercised                    --            --
           Forfeited               (22,900)       36.326
- --------------------------------------------------------
Outstanding at 12/31/98          2,395,950        34.589
           Granted               1,293,950        47.880
           Exercised              (113,440)       27.875
           Forfeited               (20,250)       40.246
- --------------------------------------------------------
Outstanding at 12/31/99          3,556,210        39.607
           Granted               1,349,500        32.499
           Exercised               (68,697)       29.732
           Forfeited               (48,100)       39.231
- --------------------------------------------------------
Outstanding at 12/31/00          4,788,913        37.749

The following summarizes the Plan's stock options outstanding at December 31, 2000:

            Weighted
             Average        Shares
Plan        Exercise      Outstanding        Remaining
Year          Price       At 12/31/00     Contractual Life
- ----          -----       -----------     ----------------
2000        $32.499         1,339,500         9 years
1999         47.879         1,274,700         8 years
1998         42.607           869,850         7 years
1997         31.500           766,913         6 years
1996         27.875           537,950         5 years

Pursuant to employment agreements, effective September 2000, Con Edison granted certain officers of Con Edison and Con Edison of New York an aggregate of 350,000 restricted stock units. The units, each of which represents the right to receive one share of Con Edison common stock and related dividends, vest over a five-year period and upon the occurrence of certain events. Pursuant to SFAS No.123, Con Edison is recognizing compensation expense and accruing a liability for the units over the vesting period.

Note N Financial Information by Business Segment (a) Consolidated Edison, Inc.

                                                 Electric                                            Steam
- --------------------------------------------------------------------------           ---------------------------------------
(Thousands of Dollars)                2000         1999         1998                     2000         1999         1998
- --------------------------------------------------------------------------           ---------------------------------------
Operating revenues                 $ 6,938,128  $ 5,792,673   $ 5,674,446              $  452,135   $  340,026   $  321,932
Intersegment revenues                   53,514      150,488        53,464                   2,023        1,667        1,655
Depreciation and amortization          477,085      433,203       439,869                  18,173       17,996       17,361
Income tax expense                     247,683      339,630       351,088                   2,867        2,910        5,057
Operating income                       801,113      858,681       905,976                  25,097       19,450       19,416
Total assets                        10,908,432   10,670,017    10,919,857                 596,510      565,945      575,018
Construction expenditures              786,211      530,068       465,258                  32,014       28,488       30,512

                                                   Gas                                              Unregulated and Other
- --------------------------------------------------------------------------           ---------------------------------------
                                      2000         1999         1998                     2000         1999             1998
- --------------------------------------------------------------------------           ---------------------------------------
Operating revenues                 $ 1,261,970  $ 1,000,083   $   959,609              $  779,158   $  358,541   $  137,061
Intersegment revenues                    6,113        2,812         2,460                  14,582           --          290
Depreciation and amortization           66,780       66,262        60,596                  24,369        8,721          688
Income tax expense                      56,635       60,598        58,665                  10,605       (3,422)      (7,171)
Operating income                       184,478      152,212       141,680                   5,448      (10,544)     (13,747)
Total assets                         2,327,119    2,097,200     1,795,567               2,935,184    2,198,314    1,090,961
Construction expenditures              140,702      119,601       123,074                      --           --           --

                                                  Total
- --------------------------------------------------------------------------
                                      2000         1999         1998
- --------------------------------------------------------------------------
Operating revenues                 $ 9,431,391  $ 7,491,323   $ 7,093,048
Intersegment revenues                   76,232      154,967        57,869
Depreciation and amortization          586,407      526,182       518,514
Income tax expense                     317,790      399,716       407,639
Operating income                     1,016,136    1,019,799     1,053,325
Total assets                        16,767,245   15,531,476    14,381,403
Construction expenditures              958,927      678,157       618,844

(a)   For a description of Con Edison, see "Con Edison" appearing before Note A.

Note O Derivative Instruments and Hedging Activities

Neither Con Edison nor any of its subsidiaries, other than Con Edison Energy, enters into derivative transactions that do not qualify for deferred accounting treatment. At December 31, 2000, deferred gains or losses were not material. Con Edison Energy, as discussed below, is an "energy trading organization."

Energy Trading Con Edison's subsidiaries use derivative instruments to hedge purchases or sales of electricity and gas against adverse market price fluctuations.

Con Edison's utility subsidiaries, pursuant to SFAS No. 71, defer recognition in income of hedging gains and losses until the electricity or gas is purchased or sold. Pursuant to rate provisions that permit the recovery of the cost of purchased power and gas, Con Edison's utility subsidiaries credit or charge to their customers hedging gains or losses and related transaction costs. See " Recoverable Energy Costs" in Note A. SFAS No. 133 will not change how Con Edison's utility subsidiaries account for these hedging transactions. Where SFAS No. 71 does not allow deferred recognition in income, Con Edison's utility subsidiaries are expected to elect special hedge accounting pursuant to SFAS No. 133 to defer recognition of unrealized hedging gains and losses.

Con Edison Solutions defers recognition in income of hedging gains and losses until the related electricity or gas is purchased or sold. Pursuant to SFAS No. 133, Con Edison Solutions will elect cash flow hedging for most such transactions and defer any changes in fair value of the transactions in other comprehensive income until the hedging transactions are terminated. Any hedge ineffectiveness will be recognized as income in the period in which it occurs.

Con Edison Energy enters into over-the-counter and exchange traded contracts for the purchase and sale of electricity or gas (which may provide for either physical or financial settlement) and is considered an "energy trading organization" required to account for such trading activities in accordance with FASB Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (98-10). As a result of the implementation of 98-10, Con Edison Energy recognized in income a pre-tax gain of $1.6 million in 2000, reflecting mark to market gains relating to its outstanding contracts at December 31, 2000. SFAS No. 133 will not change how Con Edison Energy accounts for its trading activities.

Interest Rate Hedging In 2000 Con Edison purchased for $8.9 million options to hedge interest rate risk with respect to its agreement to acquire Northeast Utilities. The options expired unexercised. The cost of the options was recognized in income in 2000. See Note P.

In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds (O&R Projects), 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. If the swap agreement had been terminated on December 31, 2000, O&R would have been required to pay approximately $13.9 million. In connection with $95 million of variable rate loans undertaken relating to the Lakewood electric generating plant, Con Edison Development has swap agreements pursuant to which it pays interest at a fixed rate of 6.68 percent and is paid interest at a variable rate equal to the three-month London Interbank Offered Rate. If these swap agreements had been terminated on December 31, 2000, Con Edison Development would have been required to pay approximately $2.6 million. Pursuant to SFAS No. 133, the O&R and Con Edison Development swap agreements will be accounted for as cash flow hedges and changes in their fair value will be recorded in other comprehensive income. The fair value of these swap agreements, which have no established market price, is the amount that would be required to be paid upon early termination.

Note P Northeast Utilities

On March 6, 2001, Con Edison commenced an action in the United States District Court for the Southern District of New York, entitled Consolidated Edison, Inc.
v. Northeast Utilities, seeking a declaratory judgment that Northeast Utilities has failed to meet certain conditions precedent to Con Edison's obligation to complete its acquisition of Northeast Utilities pursuant to their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000 (the merger agreement). The action also seeks the court's declaration that under the merger agreement Con Edison has no further or continuing obligations to Northeast Utilities, and that Northeast Utilities has no further or continuing rights as against Con Edison.

On March 12, 2001, Northeast Utilities commenced an action in the same court claiming that Con Edison materially breached the merger agreement by repudiating its obligations under the merger agreement and refusing to proceed with the transaction on the terms set forth in the merger agreement. The action also claims that, as a result of Con Edison's breach of the merger agreement, Northeast Utilities and its shareholders have suffered substantial damages, including the difference between the consideration to be paid to Northeast Utilities shareholders pursuant to the merger agreement and the current market value of Northeast Utilities' common stock, expenditures in connection with regulatory approvals and lost business opportunities. Pursuant to the merger agreement, Con Edison agreed to acquire Northeast Utilities for $26.00 per share (an estimated aggregate of not more than $3.9 billion) plus $0.0034 per share for each day after August 5, 2000 through the day prior to the completion of the transaction, payable 50 percent in cash and 50 percent in stock.

Con Edison believes that it is not obligated to acquire Northeast Utilities because Northeast Utilities does not meet the merger agreement's conditions that Northeast Utilities perform all of its obligations under the merger agreement, including the obligation that it carry on its businesses in the ordinary course consistent with past practice; that the representations and warranties made by it in the merger agreement were true and correct when made and remain true and correct; and that there be no material adverse change with respect to Northeast Utilities. Con Edison believes that it has not materially breached the merger agreement. Con Edison is unable to predict whether or not any Northeast Utilities-related lawsuits or other actions will have a material adverse effect on Con Edison's financial position, results of operations or liquidity.

On March 19, 2001, Con Edison announced that $32.1 million of expenses relating to the transaction, including $8.9 million paid for options to hedge interest rate risk relating to the transaction (see Note O) had been recognized in income for 2000. Recognition of these expenses was being deferred pending completion of the transaction.

                        Report of Independent Accountants

To the Stockholders and Board of Trustees of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, NY
February 15, 2001

Consolidated Balance Sheet   Consolidated Edison Company of New York, Inc.

Assets

At December 31 (Thousands of Dollars)                                              2000          1999
- -----------------------------------------------------------------------------------------------------
Utility plant, at original cost (Note A)
Electric                                                                    $11,135,764   $10,670,257
Gas                                                                           2,020,395     1,934,090
Steam                                                                           740,189       722,265
General                                                                       1,282,254     1,220,948
- -----------------------------------------------------------------------------------------------------
Total                                                                        15,178,602    14,547,560
Less: Accumulated depreciation                                                4,819,626     4,384,783
- -----------------------------------------------------------------------------------------------------
Net                                                                          10,358,976    10,162,777
Construction work in progress                                                   476,379       359,431
Nuclear fuel assemblies and components, less accumulated amortization           107,641        84,701
- -----------------------------------------------------------------------------------------------------
Net utility plant                                                            10,942,996    10,606,909
- -----------------------------------------------------------------------------------------------------

Current assets
Cash and temporary cash investments (Note A)                                     70,273       349,033
Accounts receivable - customer, less allowance for uncollectible
   accounts of $25,800 and $22,600 in 2000 and 1999, respectively               743,883       541,978
Other receivables                                                               155,656        71,746
Fuel, at average cost                                                            28,455        23,641
Gas in storage, at average cost                                                  64,144        40,280
Materials and supplies, at average cost                                         118,344       138,300
Prepayments                                                                     497,884       178,693
Other current assets                                                             50,977        32,513
- -----------------------------------------------------------------------------------------------------
Total current assets                                                          1,729,616     1,376,184
- -----------------------------------------------------------------------------------------------------

Investments
Nuclear decommissioning trust funds                                             328,969       305,717
Other                                                                            19,155        18,491
- -----------------------------------------------------------------------------------------------------
Total investments (Note A)                                                      348,124       324,208
- -----------------------------------------------------------------------------------------------------

Deferred charges, regulatory assets and noncurrent assets
    Future federal income tax (Note A)                                          642,868       751,899
    Recoverable energy costs (Note A)                                           274,288        78,650
    Real estate sale costs - First Avenue properties                            103,009         1,074
    Divestiture - capacity replacement reconciliation (Note I)                   73,850        24,373
    Deferred special retirement costs (Note D)                                   46,743        20,282
    Accrued unbilled revenue (Note A)                                            43,594        43,594
    Deferred revenue taxes                                                       36,542        60,712
    Power contract termination costs                                                 --        71,861
    Other                                                                       147,940       166,766
- -----------------------------------------------------------------------------------------------------
          Total regulatory assets                                             1,368,834     1,219,211
- -----------------------------------------------------------------------------------------------------
     Other deferred charges and noncurrent assets                               158,371       155,640
- -----------------------------------------------------------------------------------------------------
Total deferred charges, regulatory assets and noncurrent assets               1,527,205     1,374,851
- -----------------------------------------------------------------------------------------------------
Total                                                                       $14,547,941   $13,682,152
- -----------------------------------------------------------------------------------------------------

Capitalization and Liabilities

At December 31 (Thousands of Dollars)                             2000          1999
- ------------------------------------------------------------------------------------
Capitalization (see Statement of Capitalization)
Common shareholder's equity                                $ 4,479,584   $ 4,393,771
Preferred stock subject to mandatory redemption (Note B)        37,050        37,050
Other preferred stock (Note B)                                 212,563       212,563
Long-term debt                                               4,915,108     4,243,080
- ------------------------------------------------------------------------------------
Total capitalization                                         9,644,305     8,886,464
- ------------------------------------------------------------------------------------

Noncurrent liabilities
Obligations under capital leases                                31,432        34,406
Accumulated provision for injuries and damages                 148,047       110,131
Pension and benefits reserve                                   105,124        76,807
Other noncurrent liabilities                                    14,822        17,210
- ------------------------------------------------------------------------------------
Total noncurrent liabilities                                   299,425       238,554
- ------------------------------------------------------------------------------------

Current liabilities
Long-term debt due within one year (Note B)                    300,000       275,000
Notes payable                                                  139,969       495,371
Accounts payable                                               879,602       505,357
Customer deposits                                              195,762       208,865
Accrued taxes                                                   49,509        23,272
Accrued interest                                                78,230        51,581
Accrued wages                                                   70,951        79,408
Other current liabilities                                      237,634       202,657
- ------------------------------------------------------------------------------------
Total current liabilities                                    1,951,657     1,841,511
- ------------------------------------------------------------------------------------

Deferred credits and regulatory liabilities
Accumulated deferred federal income tax (Note J)             2,134,973     2,121,054
Accumulated deferred investment tax credits (Note A)           124,532       132,487
Regulatory liabilities
     NY state tax law revisions                                 59,523            --
     Deposit from sale of First Avenue properties               50,000            --
     Gain on divestiture (Note I)                               50,000       306,867
     Accrued electric rate reduction (Note A)                   38,018            --
     NYPA revenue increase                                      35,021        25,630
     Other                                                     160,487       129,585
- ------------------------------------------------------------------------------------
     Total regulatory liabilities                              393,049       462,082
- ------------------------------------------------------------------------------------
Total deferred credits and regulatory liabilities            2,652,554     2,715,623
- ------------------------------------------------------------------------------------
Contingencies (Note F)
- ------------------------------------------------------------------------------------
Total                                                      $14,547,941   $13,682,152
- ------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Income Statement   Consolidated Edison Company of New York, Inc.

Year Ended December 31 (Thousands of Dollars)                           2000           1999           1998
- ----------------------------------------------------------------------------------------------------------
Operating revenues (Note A)
Electric                                                         $ 6,467,074    $ 5,672,348    $ 5,717,119
Gas                                                                1,081,534        943,641        959,609
Steam                                                                452,135        340,026        321,932
- ----------------------------------------------------------------------------------------------------------
Total operating revenues                                           8,000,743      6,956,015      6,998,660
- ----------------------------------------------------------------------------------------------------------
Operating expenses
Purchased power                                                    2,988,096      1,669,227      1,252,035
Fuel                                                                 322,064        430,174        579,006
Gas purchased for resale                                             490,565        351,785        370,103
Other operations                                                     947,545      1,047,748      1,117,785
Maintenance                                                          430,870        423,322        477,413
Depreciation and amortization (Note A)                               535,179        504,018        517,826
Taxes, other than income taxes                                     1,048,509      1,134,079      1,202,610
Income taxes (Notes A and J)                                         285,847        394,147        414,810
- ----------------------------------------------------------------------------------------------------------
Total operating expenses                                           7,048,675      5,954,500      5,931,588
- ----------------------------------------------------------------------------------------------------------
Operating income                                                     952,068      1,001,515      1,067,072
- ----------------------------------------------------------------------------------------------------------
Other income (deductions)
Investment income (Note A)                                             2,294          8,647          6,162
Allowance for equity funds used during construction (Note A)           1,086          3,805          2,431
Other income less miscellaneous deductions                             1,446         (9,344)        (5,275)
Income taxes (Notes A and J)                                          (4,079)        28,066            575
- ----------------------------------------------------------------------------------------------------------
Total other income                                                       747         31,174          3,893
- ----------------------------------------------------------------------------------------------------------
Income before interest charges                                       952,815      1,032,689      1,070,965
- ----------------------------------------------------------------------------------------------------------
Interest on long-term debt                                           331,426        305,261        308,671
Other interest                                                        43,224         17,363         18,400
Allowance for borrowed funds used during construction (Note A)        (5,550)        (1,778)        (1,246)
- ----------------------------------------------------------------------------------------------------------
Net interest charges                                                 369,100        320,846        325,825
- ----------------------------------------------------------------------------------------------------------
Net income                                                           583,715        711,843        745,140
- ----------------------------------------------------------------------------------------------------------
Preferred stock dividend requirements                                 13,593         13,593         17,007
- ----------------------------------------------------------------------------------------------------------
Net income for common stock                                      $   570,122    $   698,250    $   728,133
- ----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Retained Earnings Consolidated Edison Company of New York, Inc.

Year Ended December 31 (Thousands of Dollars)                2000         1999          1998
- --------------------------------------------------------------------------------------------
Balance, January 1                                     $3,887,993   $4,517,529   $ 4,484,703
Corporate restructuring to establish holding company           --           --      (198,362)
Net income for the year                                   583,715      711,843       745,140
- --------------------------------------------------------------------------------------------
Total                                                   4,471,708    5,229,372     5,031,481
- --------------------------------------------------------------------------------------------
Dividends declared on capital stock
Cumulative Preferred, at required annual rates             13,593       13,593        17,007
Common                                                    462,290    1,327,786       496,945
- --------------------------------------------------------------------------------------------
Total dividends declared                                  475,883    1,341,379       513,952
- --------------------------------------------------------------------------------------------
Balance, December 31                                   $3,995,825   $3,887,993   $ 4,517,529
- --------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.



Consolidated Statement of Comprehensive Income Consolidated Edison Company of New York, Inc.

Year Ended December 31 (Thousands of Dollars)                          2000        1999       1998
- --------------------------------------------------------------------------------------------------
Net Income                                                        $ 570,122    $698,250   $728,133
Other Comprehensive Income/(loss), net of taxes
      Minimum pension liability adjustments, net of $363 taxes        (673)         --         --
- --------------------------------------------------------------------------------------------------
Total Other Comprehensive Income/(loss), net of taxes                  (673)         --         --
- --------------------------------------------------------------------------------------------------
Comprehensive Income                                              $ 569,449    $698,250   $728,133
- --------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows Consolidated Edison Company of New York,
Inc.

Year Ended December 31 (Thousands of Dollars)                                              2000           1999           1998
- -----------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                          $   583,715    $   711,843    $   745,140
Principal non-cash charges (credits) to income
Depreciation and amortization                                                           535,179        504,018        517,826
Federal income tax deferred (excluding taxes resulting from divestiture of plant)       158,743         15,434         86,430
Common equity component of allowance for funds used during construction                  (1,086)        (3,805)        (2,431)
Prepayments -- accrued pension credits                                                 (250,743)       (54,000)       (49,800)
Other non-cash charges                                                                   13,603         38,464         11,297
Changes in assets and liabilities
Accounts receivable -- customer, less allowance for uncollectibles                     (201,905)       (50,485)        66,746
Materials and supplies, including fuel and gas in storage                                (8,722)        62,785         17,659
Prepayments (other than pensions), other receivables and other current assets          (170,822)       (33,795)        (2,503)
Deferred recoverable energy costs                                                      (195,638)       (56,637)        76,288
Cost of removal less salvage                                                           (130,590)       (71,451)       (72,033)
Accounts payable                                                                        374,245        148,042        (58,149)
Other -- net                                                                            188,836         96,427        100,237
- -----------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                                894,815      1,306,840      1,436,707
- -----------------------------------------------------------------------------------------------------------------------------
Investing activities including construction
Construction expenditures                                                              (907,648)      (655,403)      (618,844)
Nuclear fuel expenditures                                                               (27,357)       (16,537)        (7,056)
Contributions to nuclear decommissioning trust                                          (21,301)       (21,301)       (21,301)
Common equity component of allowance for funds used during construction                   1,086          3,805          2,431
Divestiture of utility plant (net of federal income tax)                                     --      1,138,750             --
Demolition and remediation costs for First Avenue properties                           (101,935)            --             --
Deposit received from sale of First Avenue properties                                    50,000             --             --
- -----------------------------------------------------------------------------------------------------------------------------
Net cash flows (used in) from investing activities including construction            (1,007,155)       449,314       (644,770)
- -----------------------------------------------------------------------------------------------------------------------------
Financing activities including dividends
Repurchase of common stock                                                              (29,454)      (817,399)      (115,247)
Net proceeds from short-term debt                                                      (355,402)       495,371             --
Issuance of long-term debt                                                              975,000        767,700        460,000
Retirement of long-term debt                                                           (275,000)      (225,000)      (200,000)
Advance refunding of preferred stock and long-term debt                                      --       (300,000)      (773,645)
Issuance and refunding costs                                                             (5,468)       (16,440)        (8,864)
Funds held for refunding of debt                                                             --             --        328,874
Common stock dividends                                                                 (462,503)    (1,327,786)      (496,945)
Preferred stock dividends                                                               (13,593)       (13,593)       (18,138)
Corporate restructuring to establish holding company                                         --             --       (121,404)
- -----------------------------------------------------------------------------------------------------------------------------
Net cash flows used in financing activities including dividends                        (166,420)    (1,437,147)      (945,369)
- -----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                         (278,760)       319,007       (153,432)
- -----------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at January 1                                        349,033         30,026        183,458
- -----------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at December 31                                  $    70,273    $   349,033    $    30,026
- -----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
Cash paid during the period for:
         Interest                                                                   $   313,056    $   307,155    $   285,956
         Income taxes                                                                   141,823        863,204        375,125
- -----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Capitalization
Consolidated Edison Company of New York, Inc.

Year Ended December 31 (Thousands of Dollars)                                          2000           1999
- ----------------------------------------------------------------------------------------------------------
                                                  Shares outstanding
                                        -------------------------------------
                                        December 31, 2000   December 31, 1999
                                        -------------------------------------
Common shareholder's equity (Note B)
Common stock                                  235,488,094         235,488,094   $ 1,482,341    $ 1,482,341
Retained earnings                                                                 3,995,825      3,887,993
Accumulated other comprehensive income                                                 (673)            --
Repurchased Consolidated Edison, Inc.
   common stock                                                                    (962,092)      (940,477)
Capital stock expense                                                               (35,817)       (36,086)
- ----------------------------------------------------------------------------------------------------------
Total common shareholder's equity                                                 4,479,584      4,393,771
- ----------------------------------------------------------------------------------------------------------
Preferred stock (Note B)
Subject to mandatory redemption
Cumulative Preferred, $100 par value,
   6-1/8% Series J                                370,500             370,500        37,050         37,050
- ----------------------------------------------------------------------------------------------------------
Total subject to mandatory redemption                                                37,050         37,050
- ----------------------------------------------------------------------------------------------------------
Other preferred stock
$5 Cumulative Preferred, without par value,
   authorized 1,915,319 shares                  1,915,319           1,915,319       175,000        175,000
Cumulative Preferred, $100 par value,
   authorized 6,000,000 shares*
   4.65% Series C                                 153,296             153,296        15,330         15,330
   4.65% Series D                                 222,330             222,330        22,233         22,233
- ----------------------------------------------------------------------------------------------------------
Total other preferred stock                                                         212,563        212,563
- ----------------------------------------------------------------------------------------------------------
Total preferred stock                                                           $   249,613    $   249,613
- ----------------------------------------------------------------------------------------------------------

* Represents total authorized shares of cumulative preferred stock, $100 par value, including preferred stock subject to mandatory redemption.

At December 31 (Thousands of Dollars)                                          2000           1999
- --------------------------------------------------------------------------------------------------
Long-term debt (Note B)
Maturity                                       Interest Rate    Series
- --------------------------------------------------------------------------------------------------
Debentures:
2000                                           7-3/8            1992A   $        --    $   150,000
2000                                           7.60             1992C            --        125,000
2001                                           6-1/2            1993B       150,000        150,000
2001                                           6.68*            1996B       150,000        150,000
2002                                           6-5/8            1993C       150,000        150,000
2002                                           6.64*            1997A       150,000        150,000
2003                                           6-3/8            1993D       150,000        150,000
2004                                           7-5/8            1992B       150,000        150,000
2005                                           6-5/8            1995A       100,000        100,000
2005                                           6-5/8            2000C       350,000             --
2007                                           6.45             1997B       330,000        330,000
2008                                           6-1/4            1998A       180,000        180,000
2008                                           6.15             1998C       100,000        100,000
2009                                           7.15             1999B       200,000        200,000
2010                                           8-1/8            2000A       325,000             --
2010                                           7-1/2            2000B       300,000             --
2023                                           7-1/2            1993G       380,000        380,000
2026                                           7-3/4            1996A       100,000        100,000
2028                                           7.10             1998B       105,000        105,000
2028                                           6.90             1998D        75,000         75,000
2029                                           7-1/8            1994A       150,000        150,000
2039                                           7.35             1999A       275,000        275,000
- --------------------------------------------------------------------------------------------------
Total debentures                                                          3,870,000      3,170,000
- --------------------------------------------------------------------------------------------------
Tax-exempt debt - notes issued to New York State Energy Research and Development Authority for
Facilities Revenue Bonds:
2020                                           5-1/4            1993B       127,715        127,715
2020                                           6.10             1995A       128,285        128,285
2022                                           5-3/8            1993C        19,760         19,760
2026                                           7-1/2            1991A       128,150        128,150
2027                                           6-3/4            1992A       100,000        100,000
2027                                           6-3/8            1992B       100,000        100,000
2028                                           6.00             1993A       101,000        101,000
2029                                           7-1/8            1994A       100,000        100,000
2034                                           4.12*            1999A       292,700        292,700
- --------------------------------------------------------------------------------------------------
Total tax-exempt debt                                                     1,097,610      1,097,610
- --------------------------------------------------------------------------------------------------
Subordinated deferrable interest debentures:
2031                                           7-3/4            1996A       275,000        275,000
- --------------------------------------------------------------------------------------------------
Unamortized debt discount                                                   (27,502)       (24,530)
- --------------------------------------------------------------------------------------------------
Total                                                                     5,215,108      4,518,080
Less: long-term debt due within one year                                    300,000        275,000
- --------------------------------------------------------------------------------------------------
Total long-term debt                                                      4,915,108      4,243,080
- --------------------------------------------------------------------------------------------------
Total capitalization                                                    $ 9,644,305    $ 8,886,464
- --------------------------------------------------------------------------------------------------

* Rates reset weekly or quarterly; December 31, 2000 rates shown. The accompanying notes are an integral part of these financial statements.

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

Accounting Policies The accounting policies of Con Edison of New York conform to accounting principles generally accepted in the United States. For regulated public utilities, like Con Edison of New York, accounting principles generally accepted in the United States include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, the accounting requirements and rate-making practices of the Federal Energy Regulatory Commission (FERC) and the New York Public Service Commission (PSC).

The standards in SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of the Financial Accounting Standards Board
(FASB) Statement No. 71," have been applied to the non-nuclear electric supply portion of Con Edison of New York's business that was deregulated (the Deregulated Business) as a result of the Restructuring Agreement (defined below). The Deregulated Business includes all of Con Edison of New York's fossil electric generating assets and its non-utility generators (NUG) contracts and related regulatory assets and liabilities. The application of SFAS No. 101 to the Deregulated Business had no material effect on the financial position or results of operations of Con Edison of New York.

No impairment of Con Edison of New York's fossil generating assets has been recognized under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," because most of these assets have been sold at a gain (see Note I) and the estimated cash flows from the operation and/or sale of the remaining generating assets, together with the cash flows from the strandable cost recovery provisions of the Restructuring Agreement (see "Rate and Restructuring Agreements" in this Note A), will not be less than the net carrying amount of the fossil generating assets.

Similarly, there has been no charge against Con Edison of New York's earnings for the deferred charges (regulatory assets - principally relating to future federal income taxes) and deferred credits (regulatory liabilities) relating to the Deregulated Business because recovery of regulatory assets net of regulatory liabilities is probable under the Restructuring Agreement. At December 31, 2000, net regulatory assets amounted to approximately $975 million.

No loss has been accrued for Con Edison of New York's NUG contracts under SFAS No. 5, "Accounting for Contingencies," because it is not probable that the charges by NUGs under the contracts will exceed the cash flows from the sale by Con Edison of New York of the electricity provided by the NUGs, together with the cash flows provided pursuant to the Restructuring Agreement. See Note H.

Con Edison of New York recently entered into an agreement to sell its nuclear generating assets, which include Indian Point 2, the retired Indian Point 1 and certain related assets. The anticipated sales proceeds are expected to be less than the net carrying amount of the nuclear generating assets at the time of closing. No impairment of the assets has been recognized under SFAS No. 121, because recovery is probable under the Restructuring Agreement. The company expects to establish a regulatory asset at the time the sale is completed. See Note G.

Rate and Restructuring Agreements In September 1997 the PSC approved a restructuring agreement between Con Edison of New York, the PSC staff and certain other parties (the Restructuring Agreement). The Restructuring Agreement provided for a transition to a competitive electric market through the development of a "retail access" plan, a rate plan for the period ending March 31, 2002, a reasonable opportunity for recovery of "strandable costs" and the divestiture of electric generation capacity by Con Edison of New York.

At December 31, 2000, approximately 91,000 Con Edison of New York customers representing approximately 20 percent of aggregate customer load were purchasing electricity from other suppliers under the electric Retail Choice program (which is available to all of Con Edison of New York's electric customers). Con Edison of New York delivers electricity to customers in this program through its regulated transmission and distribution systems. In general, the company's delivery rates for Retail Choice customers are equal to the rates applicable to other comparable Con Edison of New York customers, less an amount representing the cost of the energy and capacity it avoids by not supplying these customers.

Pursuant to the Restructuring Agreement, Con Edison of New York reduced electric rates, on an annual basis, by $129 million in 1998, $80 million in April 1999 and $103 million in April 2000 and is required to further reduce rates in April 2001 by $209 million. The April 2001 decrease will be partially offset by recognition in income of $36 million relating to rates for distributing electricity to customers of the New York Power Authority and $50 million of deferred generation divestiture gain. See Note I.

Pursuant to the Restructuring Agreement, as amended by a July 1998 PSC order, Con Edison of New York has sold approximately 6,800 MW of the approximately 8,300 MW of generating capacity that it owned (including 480 MW sold in January
2001). See Note I. In addition, Con Edison has agreed to sell its Indian Point 2 nuclear generating unit. See Note G.

In accordance with the April 1999 PSC order approving Con Edison's acquisition of O&R, Con Edison of New York has reduced its annual electric and gas rates by approximately $12 million and $2 million, respectively.

In November 2000 the PSC approved an agreement (the Agreement) that revises and extends the rate plan provisions of the Restructuring Agreement. Pursuant to the Agreement, Con Edison of New York reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000, and will further electric rates, effective April 1, 2001, in accordance with the Restructuring Agreement (as discussed above).

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

Under the Agreement, as approved by the PSC, 35 percent (50 percent if certain energy price volatility mitigation objectives are achieved) of any earnings in each of the rate years ending March 2002 through 2005 in excess of a specified rate of return on electric common equity (12.9 percent for the rate year ending March 2002 and 11.75 percent thereafter; or 12 percent if certain customer service and reliability objectives are achieved) will be retained for shareholders and the balance will be applied for customer benefit through rate reductions or as otherwise determined by the PSC. There is no sharing of earnings for the rate year ending March 2001. Con Edison of New York could be required to pay up to $40 million annually in penalties if certain threshold service and reliability objectives are not achieved.


Con Edison of New York's potential electric strandable costs are those prior utility investments and commitments that may not be recoverable in a competitive electric supply market. Con Edison of New York is recovering these costs in the rates it charges all of its electric customers. The Agreement continues the stranded cost recovery provisions of the

Restructuring Agreement, stating that Con Edison of New York "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments, under the parameters and during the time periods set forth therein."

The Agreement also continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased power and fuel costs from customers. See "Recoverable Energy Costs" in this Note A.

In November 2000 the PSC approved an agreement among Con Edison of New York, the PSC staff and certain other parties that revised and extended the 1996 gas rate settlement agreement through September 2001. The 1996 agreement, with limited exceptions, continued base rates at September 1996 levels through September 2000.

Under the new agreement, the level above which the company will share with customers 50 percent of earnings is increased from a 13 percent to a 14 percent rate of return on gas common equity. In addition, customer bills are to be reduced by $20 million during the January through March 2001 period; approximately $22.6 million that normally would be credited to customers over various annual periods is to be credited during the four-month period ending March 2001; and $19 million of charges to customers resulting from the reconciliation of actual gas costs to amounts included in rates that were scheduled to be billed to customers beginning December 2000 instead are to be billed to customers beginning April 2001.

Under the new agreement, Con Edison of New York will also reduce firm transportation customer bills by a retail choice credit and will implement other programs designed to increase customer and marketer participation in the company's gas Retail Choice program, the net costs of which are to be recovered by reducing credits otherwise due customers or deferred for future recovery from customers.

In November 2000 the PSC approved an agreement between Con Edison of New York, the PSC staff and certain other parties with respect to the steam rate plan filed by the company in November 1999.

The agreement provides for a $16.6 million steam rate increase which took effect October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004. Con Edison of New York is required to share with customers 50 percent of any earnings for any rate year covered by the agreement in excess of a specified rate of return on steam common equity (11.0 percent for the first rate year, the 12-month period ending September 2001; 10.5 percent thereafter if the repowering of the company's East River steam-electric generating plant is not completed). A rate moderation mechanism will permit the company to defer a portion of the revenues collected in the first two rate years attributable to the rate increase and recognize such deferrals in income during the last two rate years.

Under the agreement, upon completion of the East River repowering project, the net benefits of the project (including the net after-tax gain from the sale of a nine-acre development site in mid-town Manhattan along the East River) allocable to steam operations will be used to offset any deficiency in the accumulated reserve for depreciation of steam plant or otherwise inure to the benefit of steam customers.

The agreement continues the rate provisions pursuant to which the company recovers prudently incurred purchased steam and fuel costs and requires the company to develop a strategy for hedging price variations for a portion of the steam produced each year.

Utility Plant and Depreciation Utility plant is stated at original cost. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation as property is retired. The cost of repairs and maintenance is charged to expense, and the cost of betterments is capitalized.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on Con Edison of New York's own funds when so used, determined in accordance with PSC and FERC regulations. The AFDC rate was 7.2 percent in 2000 and 9.1 percent in 1999 and 1998. The rate was compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges.

Con Edison of New York generally computes annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average lives and net salvage factors. The company's depreciation rates averaged approximately 3.7 percent in 2000, 3.3 percent in 1999 and 3.4 percent in 1998.

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

Recoverable Energy Costs Con Edison of New York recovers all of its prudently incurred fuel, purchased power and gas costs in accordance with PSC-approved rate provisions (which also include a $35 million annual incentive or penalty relating to electricity costs). If the actual energy costs for a given month are more or less than amounts billed to customers for that month, the difference is recoverable from or refundable to customers. Differences between actual and billed energy costs are generally deferred for charge or refund to customers during the next billing cycle (normally within one or two months).


Temporary Cash Investments Temporary cash investments are short-term, highly liquid investments that generally have maturities of three months or less. They are stated at cost which approximates market. Con Edison of New York considers temporary cash investments to be cash equivalents.

Investments For 2000 and 1999, investments consisted primarily of the external nuclear decommissioning trust fund. The nuclear decommissioning trust fund is stated at market, net of income taxes. Earnings on the nuclear decommissioning trust fund are not recognized in income but are included in the accumulated depreciation reserve. See "Decommissioning" in Note G.

New Financial Accounting Standards As of January 2001, Con Edison of New York adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133." The application of SFAS No. 133 and No. 138 is not expected to have a material effect on the financial position or results of operations of Con Edison of New York or materially change its current disclosure practices. See Note M.

In September 2000 the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the accounting for securitizations, other financial asset transfers and collateral and introduces new disclosures. The application of SFAS No. 140 is not expected to have a material impact on Con Edison of New York's consolidated financial statements.

Federal Income Tax In accordance with SFAS No. 109, "Accounting for Income Taxes," Con Edison of New York has recorded an accumulated deferred federal income tax liability for substantially all temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, the company has recovered amounts from customers for a portion of the tax expense it will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining temporary differences, in accordance with SFAS No. 71, the company has established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. See Note J. In 1993 the PSC issued an Interim Policy Statement proposing accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates. The final policy statement is not expected to differ materially from the Interim Policy Statement.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction in future federal income tax expense.

Con Edison of New York and its subsidiaries file a federal income tax return on a consolidated basis with Con Edison and its other subsidiaries. Income taxes are allocated to each company based on its taxable income.

State Income Tax The New York State tax laws applicable to utility companies were changed, effective January 1, 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In addition, a compensating use tax was imposed on gas and electricity purchased outside New York State for use within the state. In December 2000 the PSC issued its requirements relating to the tax law changes. The amounts applicable to the provisions of the previous tax laws will continue to be collected through base rates and tariff surcharges, until the PSC directs otherwise, with the differences between those collections and the tax expense under the new law to be deferred, pending future disposition by the PSC.

Research and Development Costs Research and development costs relating to specific construction projects are capitalized. All other such costs are charged to operating expenses as incurred. Research and development costs in 2000, 1999 and 1998 amounting to $14.0 million, $12.4 million, and $20.3 million, respectively, were charged to operating expenses. No research and development costs were capitalized in these years.

Reclassification Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Common Stock During the period 1998-1999, Con Edison of New York repurchased $940.5 million of Con Edison's shares as follows:

(Millions)                                             Shares               Cost
- --------------------------------------------------------------------------------
1998                                                      2.6             $120.8
1999                                                     18.7              819.7
- --------------------------------------------------------------------------------

Dividends Under Con Edison of New York's Restructuring Agreement, the dividends that it may pay are limited to not more than 100 percent of its income available for dividends, calculated on a two-year rolling average basis. Excluded from the calculation of "income available for dividends" are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends made in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing Con Edison of New York's equity ratio to a level appropriate to its business risk.

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

Long-Term Debt Long-term debt maturing in the period 2001-2005 is as follows:

(Millions of Dollars)
- ---------------------------------
2001                         $300
2002                          300
2003                          150
2004                          150
2005                          450
- ---------------------------------

Long-term debt of Con Edison of New York is stated at cost which, as of December 31, 2000, approximates fair value (estimated based on current rates for debt of the same remaining maturities).

Note C      Short Term Borrowing

At December 31, 2000, Con Edison of New York had a $500 million commercial paper program, under which short-term borrowings are made at prevailing market rates. The program is supported by revolving credit agreements with banks. At December 31, 2000, $140 million, at a weighted average interest rate of 6.66 percent per annum, was outstanding under the program. Con Edison of New York changes the amount of its program from time to time, subject to an $800 million FERC-authorized limit.

Bank commitments under the revolving credit agreements may terminate upon a change of control of Con Edison or Con Edison of New York, and borrowings under the agreements are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital of the borrower not at any time exceed 0.65 to 1. At December 31, 2000, this ratio was
0.53 to 1 for Con Edison of New York.

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

The company offered a special retirement program in 1999 providing enhanced pension benefits for those employees who met specified eligibility requirements and retired within specific time limits. These incentives fall within the category of special termination benefits as described in SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The increase in pension obligations as a result of this program amounted to $45 million. The Agreement provided that $15 million of this amount would be expensed in 2000 and the remaining $30 million would be recorded as a regulatory asset and amortized over a 15-year period beginning in October 2000.

The components of the company's net periodic pension costs for 2000, 1999 and 1998 were as follows:


(Millions of Dollars)                              2000        1999        1998
- --------------------------------------------------------------------------------
Service cost - including
  administrative expenses*                       $ 85.1      $105.1      $104.7
Interest cost on projected
  benefit obligation                              383.3       358.7       346.8
Expected return on plan assets                   (543.6)     (486.6)     (445.1)
Amortization of net
  actuarial (gain)                               (189.7)      (90.1)      (71.7)
Amortization of prior
  service cost                                     10.5        10.5        10.3
Amortization of transition
  obligation                                        3.0         3.0         3.0

- --------------------------------------------------------------------------------
Net periodic pension cost                        (251.4)      (99.4)      (52.0)
- --------------------------------------------------------------------------------
Amortization of regulatory                         17.7         2.2         2.2
  asset**
- --------------------------------------------------------------------------------
Total pension cost                               $(233.7)    $(97.2)     $(49.8)
- --------------------------------------------------------------------------------
Cost capitalized                                  (49.1)      (19.2)       (9.2)
Cost charged to operating
  expenses                                       (184.6)      (78.0)      (40.6)
- --------------------------------------------------------------------------------

* Effective January 1, 1998, an assumption for administrative expenses are included as a component of service cost.
** Relates to $33.3 million increase in pension obligations from a 1993 special retirement program and $45 million increase from a 1999 special retirement program.

The funded status of the plans at December 31, 2000, 1999 and 1998 was as follows:

  (Millions of Dollars)                          2000         1999         1998
- --------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at
  beginning of year                          $4,915.1     $5,384.1     $4,940.6
Service cost - excluding
  administrative expenses                        83.8        103.8        103.4
Interest cost on projected
  benefit obligation                            383.3        358.7        346.8
Plan amendments                                  32.6          0.8          2.1
Actuarial (gain) loss                           113.9       (728.0)       192.6
Special termination benefits                       --         45.0           --
Benefits paid                                  (256.4)      (249.3)      (201.4)
- --------------------------------------------------------------------------------
Benefit obligation at
  end of year                                $5,272.3     $4,915.1     $5,384.1
- --------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at
  beginning of year                          $7,430.8     $6,679.2     $5,988.7
Actual return on plan assets                    (82.5)     1,017.2        903.3
Employer contributions                            1.5          1.7          1.4
Benefits paid                                  (256.4)      (249.3)      (201.4)
Administrative expenses                         (16.0)       (18.0)       (12.8)
- --------------------------------------------------------------------------------
Fair value of plan assets
  at end of year                             $7,077.4     $7,430.8     $6,679.2
- --------------------------------------------------------------------------------

Funded status                                $1,805.1     $2,515.7     $1,295.1
Unrecognized net (gain)                      (1,547.3)    (2,491.6)    (1,339.8)
Unrecognized prior
  service costs                                  94.7         72.5         82.2
Unrecognized net
  transition liability at
  January 1, 1987*                                2.4          5.3          8.3
- --------------------------------------------------------------------------------
Net prepaid benefit cost                     $  354.9     $  101.9     $   45.8
- --------------------------------------------------------------------------------

*     Being amortized over approximately 15 years.

The amounts recognized in the Consolidated Balance Sheet at December 31, 2000, 1999 and 1998 were as follows:

  (Millions of Dollars)                              2000       1999       1998
- --------------------------------------------------------------------------------
Prepaid benefit cost                               $383.9     $136.8     $ 80.1
Accrued benefit liability                           (37.1)     (34.9)     (34.3)
Intangible asset                                      7.1         --         --
Accumulated other
  comprehensive income                                1.0         --         --
- --------------------------------------------------------------------------------
Net Amount Recognized                              $354.9     $101.9     $ 45.8
- --------------------------------------------------------------------------------

In 2000, Con Edison of New York adopted SFAS No. 130, "Reporting Comprehensive Income," which requires reporting of comprehensive income in any complete presentation of general-purpose financial statements. Comprehensive income consists of additional minimum pension liability adjustments (see Consolidated Statement of Comprehensive Income).

The actuarial assumptions at December 31, 2000, 1999 and 1998 were as follows:

                                                     2000       1999       1998
- --------------------------------------------------------------------------------
Discount rate                                        7.75%      8.00%      6.75%
Expected return on plan
  assets                                             8.50%      8.50%      8.50%
Rate of compensation
  increase                                           4.55%      4.80%      4.80%

Note E      Postretirement Benefits Other than Pensions

Con Edison of New York has a contributory comprehensive hospital, medical and prescription drug program for all retirees, their dependents and surviving spouses. The company also has a contributory life insurance program for bargaining unit employees. In addition, the company provides basic life insurance benefits up to a specified maximum at no cost to retired management employees.

Certain employees of other Con Edison subsidiaries are eligible to receive benefits under these programs. The company has reserved the right to amend or terminate these programs.

Investment gains and losses are recognized over five years and unrecognized actuarial gains and losses are amortized over 10 years.

The components of the company's postretirement benefit (health and life insurance) costs for 2000, 1999 and 1998 were as follows:

  (Millions of Dollars)                              2000       1999       1998
- --------------------------------------------------------------------------------
Service cost                                        $ 9.2      $13.7      $14.9
Interest cost on
  accumulated
  postretirement benefit
  obligation                                         72.0       72.5       70.8
Expected return on plan
  assets                                            (59.1)     (41.5)     (38.2)
Amortization of net
  actuarial loss                                      0.3       26.8       20.9
Amortization of prior
  service cost                                        1.4        1.4         --
Amortization of transition
  obligation                                         17.4       17.4       21.5
- --------------------------------------------------------------------------------
Net periodic
  postretirement benefit
  cost                                              $41.2      $90.3      $89.9
- --------------------------------------------------------------------------------
Cost capitalized                                      8.7       17.8       16.7
Cost charged to operating
  expenses                                           32.5       72.5       73.2
- --------------------------------------------------------------------------------

The funded status of the programs at December 31, 2000, 1999 and 1998 was as follows:

  (Millions of Dollars)                          2000         1999         1998
- --------------------------------------------------------------------------------
Change in benefit
  obligation
Benefit obligation at
  beginning of year                          $  924.0     $1,097.0     $  964.1
Service cost                                      9.2         13.7         14.9
Interest cost on
  accumulated
  postretirement benefit
  obligation                                     72.0         72.5         70.8
Plan amendments                                   0.6           --        (44.8)
Actuarial (gain) loss                           124.6       (211.8)       133.7
Benefits paid and
  administrative expenses                       (66.4)       (58.1)       (51.7)
Participant contributions                        11.8         10.7         10.0
- --------------------------------------------------------------------------------
Benefit obligation at
  end of year                                $1,075.8     $  924.0     $1,097.0
- --------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at
  beginning of year                          $  834.4     $  665.8     $  574.1
Actual return on plan
  assets                                          4.2        100.5        119.3
Employer contributions                           21.0        115.5         14.1
Participant contributions                        11.8         10.7         10.0
Benefits paid                                   (61.3)       (53.9)       (47.7)
Administrative expenses                          (5.1)        (4.2)        (4.0)
- --------------------------------------------------------------------------------
Fair value of plan assets at
  end of year                                $  805.0     $  834.4     $  665.8
- --------------------------------------------------------------------------------
Funded status                                $ (270.8)    $  (89.6)    $ (431.2)
Unrecognized net
  (gain) loss                                   (45.4)      (224.6)        73.0
Unrecognized prior
  service costs                                  10.4         11.2         12.6
Unrecognized transition
  obligation at January 1,
  1993*                                         208.8        226.2        243.6
- --------------------------------------------------------------------------------
Accrued postretirement
  benefit cost                               $  (97.0)    $  (76.8)    $ (102.0)
- --------------------------------------------------------------------------------

*     Being amortized over a period of 20 years.

The actuarial assumptions at December 31, 2000, 1999 and 1998 were as follows:

                                                     2000       1999       1998
- --------------------------------------------------------------------------------
Discount rate                                        7.75%      8.00%      6.75%
Expected return on plan
  assets
   Tax-exempt assets                                 8.50%      8.50%      8.50%
   Taxable assets                                    7.50%      7.50%      7.50%

The health care cost trend rate assumed for 2001 was 8.0 percent. The rate was assumed to decrease gradually to 5.0 percent for 2006 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects:

                                                 1-Percentage-    1-Percentage-
(Millions of Dollars)                            Point Increas    Point Decrease
- --------------------------------------------------------------------------------
Effect on accumulated
  postretirement benefit
  obligation                                         $134.2           $117.5
Effect on service cost and
interest cost components                             $ 11.5           $  9.8

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

At December 31, 2000, Con Edison of New York had accrued $85 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible are to be deferred and subsequently reflected in rates. At December 31, 2000, $15 million of such costs had been deferred as regulatory assets.

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

The book value of Indian Point 2, net of accumulated depreciation, was $504 million and $382 million at December 31, 2000 and 1999, respectively.

Pending Sale In November 2000 Con Edison of New York entered into an agreement with Entergy Nuclear Indian Point 2 LLC (Entergy) for the sale of Indian Point 2, the retired Indian Point 1 and certain related assets (including fuel) for approximately $602 million, subject to other adjustments. The estimated net after-tax loss on the sale of $170 million will be deferred as a regulatory asset at the time the sale is completed. No impairment of the assets has been recognized under SFAS No. 121 because recovery is probable under the Agreement (see "Rate and Restructuring Agreement" in Note A).

Under the agreement, Con Edison of New York will transfer $430 million of decommissioning trust funds at closing and Entergy will assume full responsibility for the decommissioning of Indian Point 1 and 2. In addition, Con Edison of New York has entered into a power purchase agreement with Entergy through the end of 2004 for the output of the Indian Point 2 unit at an annual average price of 3.9 cents per kilowatthour. The sale is subject to PSC and other regulatory approvals and other conditions.

Rate Recovery Con Edison of New York is recovering its investment in Indian Point 2 and funds to decommission Indian Point 1 and 2 in the rates it charges all its electric customers. Under the Agreement, following March 31, 2005, the company will be given a reasonable opportunity to recover its remaining investment in Indian Point 2, including funds needed to decommission Indian Point 1 and 2, through a non-bypassable charge to customers over a periods that will extend no longer than the end of Indian Point 2's operating license in 2013. Reconciliation of estimated and actual decommissioning costs may be reflected in rates after 2013.

Outage Proceedings In February 2000 Con Edison of New York shut down Indian Point 2 following a leak in one of its four steam generators. The plant returned to service in January 2001. During the outage, the steam generators were replaced and refueling and maintenance work was performed.

The staff of the Nuclear Regulatory Commission (NRC) has advised Con Edison of New York that it will monitor Indian Point 2 with heightened oversight.

The PSC is investigating the Indian Point 2 outage and its causes and the prudence of Con Edison of New York's actions regarding the operation and maintenance of Indian Point 2. The PSC has indicated that the examination should include, among other things, Con Edison of New York's inspection practices, the circumstances surrounding Indian Point 2's October 1997 to September 1998 outage, the basis for postponement of the steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison of New York's shareholders.

In August 2000 the New York State legislature enacted the "Indian Point 2 Law," which directed the PSC to prohibit the company from recovering Indian Point 2 replacement power costs from customers. In October 2000 the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., determined that the Indian Point 2 Law was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. Appeals of the court's decision have been filed in the United States Court of Appeals for the Second Circuit.

Con Edison of New York has billed to customers the Indian Point 2 replacement power costs incurred prior to August 2000 and after October 2000, but not approximately $90 million of replacement power costs incurred in August through October 2000.

Con Edison of New York believes that its operation, maintenance and inspection practices related to Indian Point 2 have been prudent. At December 31, 2000, the company accrued a $40 million liability for the possible disallowance of Indian Point 2 replacement costs that it recovered from customers. The company is unable to predict whether or not any Indian Point 2-related proceedings, lawsuits, legislation or other actions will have a material adverse effect on its financial position, results of operations or liquidity.

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

Decommissioning Since 1975, Con Edison of New York has been collecting costs of decommissioning from customers and accruing such amounts within its internal accumulated depreciation reserve. Amounts collected to fund decommissioning of the nuclear portions of the units have been deposited in external trust funds and earnings on such funds have been accrued as additional accumulated depreciation. The trust funds amounted to $329.0 million and $305.7 million, respectively, at December 31, 2000 and 1999. See "Investments" in Note A.

Accumulated decommissioning provisions at December 31, 2000 and 1999 were as follows:

                                                             Amounts Included in
                                                        Accumulated Depreciation
- --------------------------------------------------------------------------------
(Millions of Dollars)                                          2000         1999
- --------------------------------------------------------------------------------
Nuclear                                                      $329.0       $305.7
Non-nuclear                                                    55.1         55.4
- --------------------------------------------------------------------------------
Total                                                        $384.1       $361.1
- --------------------------------------------------------------------------------

Con Edison of New York's electric rates reflect annual expense allowances of $21.3 million and $1.8 million, respectively, to fund the estimated costs of decommissioning the nuclear and non-nuclear portions of the Indian Point 1 and 2 units. These amounts were established pursuant to a 1995 electric rate agreement based upon a 1994 site-specific study. The study estimated the decommissioning costs to be approximately $657 million in 1993 dollars (assuming 2016 as the midpoint for decommissioning expenditures), including $252 million for extended storage of spent nuclear fuel. The minimum decommissioning fund estimate calculated in accordance with NRC regulations was between $572 million and $981 million as of December 31, 2000.

Nuclear Fuel Nuclear fuel assemblies and components are amortized to operating expense based on the quantity of heat produced in the generation of electricity. Nuclear fuel costs are recovered in revenues through base rates or through the fuel adjustment clause.

Nuclear fuel costs include provisions for payments to the U.S. Department of Energy (DOE) for future off-site storage of the spent fuel and for a portion of the costs to decontaminate and decommission the DOE facilities used to enrich uranium purchased by Con Edison of New York. Such payments amounted to $3.9 million in 2000.

The DOE has defaulted on its obligation to Con Edison of New York and all other utilities that have nuclear reactors to begin to take title to the spent nuclear fuel generated at Indian Point 2. The company and a number of other utilities are pursuing their legal remedies against the DOE. The company estimates that it has adequate on-site capacity for interim storage of its spent fuel until 2005 after which, absent regulatory or technological developments, additional on-site or other spent fuel storage facilities would be required. The operation of Indian Point 2 could be curtailed if appropriate arrangements for the storage of its spent fuel were not made.

Nuclear Insurance The insurance policies covering Con Edison of New York's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of December 31, 2000, the highest amount that could be assessed for losses during the current policy year under all of the policies was $14.7 million. While assessments may also be made for losses in certain prior years, the company is not aware of any losses in such years that it believes are likely to result in an assessment. Under certain circumstances, in the event of nuclear incidents at facilities covered by the federal government's third-party liability indemnification program, the company could be assessed up to $88.1 million per incident, of which not more than $10 million may be assessed in any one year.

Note H      Non-Utility Generators (NUGs)

Con Edison of New York has contracts with NUGs for approximately 2,100 MW of electric generating capacity. Assuming performance by the NUGs, the company is obligated over the terms of the contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments.

For the years 2001-2005, the capacity and other fixed payments under the contracts are estimated to be $466 million, $476 million, $487 million, $498 million and $508 million. Such payments gradually increase to approximately $600 million in 2013, and thereafter decline significantly. For energy delivered under these contracts, the company is obligated to pay variable prices that are estimated to be lower than expected market levels.

Under the terms of its electric rate agreements, Con Edison of New York is recovering in rates the charges it incurs under contracts with NUGs. The Agreement provides that, following March 31, 2005, the company will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, the amount, if any, by which the actual costs of its purchases under the contracts exceed market value.

The Restructuring Agreement provided for a potential NUG contract disallowance of the lower of (i) 10 percent of the above-market costs or (ii) $300 million (in 2002 dollars). The Restructuring Agreement provided that Con Edison of New York could offset the potential disallowance by NUG contract mitigation and by 10 percent of the gross proceeds of any generating unit sales to third parties. The company has offset the entire $300 million maximum possible disallowance through NUG contract mitigation and generating plant divestiture proceeds.

Note I      Generation Divestiture

In 1999 Con Edison of New York completed the sales of almost 6,300 MW of its approximately 8,300 MW of electric generating assets for an aggregate price of $1.8 billion. The net book value of the assets sold was approximately $1 billion.

In 1999, pursuant to the Restructuring Agreement, $50 million of the net after-tax gain was applied as an increase to the accumulated depreciation reserve for Indian Point 2 and $29 million of accumulated deferred taxes and investment tax credits relating to the assets sold were recognized in income. In 2000, pursuant to the Agreement, the balance of the net after-tax gain (including interest accrued thereon) was applied as follows: $188.2 million was credited against electric distribution plant balances, $107.3 million was used to offset a like amount of regulatory assets (including deferred power contract termination costs), $50 million was deferred for recognition in income during the 12 months ending March 31, 2002, and $12 million was deferred to be used for low-income customer programs. Pursuant to the Agreement, $30 million of voluntary employee retirement incentive expenses related to the generation divestiture were deferred for amortization over 15 years and $15 million of such expenses were charged to income in 2000.

The Agreement provides for recovery of an approximately $74 million regulatory asset representing incremental electric capacity costs incurred prior to May 2000 to purchase capacity from the buyers of the generating assets the company sold. The Agreement provides for the company to recover these deferred costs from the shareholders' portion of any earnings above the Earnings Sharing Levels and by March 2005 to charge to expense any remaining asset balance.

At December 31, 2000, Con Edison of New York owned approximately 2,000 MW of electric generating assets, including its approximately 1,000 MW Indian Point 2 plant (the sale of which is pending, see Note G) and a 480 MW interest in the jointly-owned Roseton generating station, the sale of which was completed in January 2001. The net book value of the company's interest in Roseton was approximately $55.5 million, and the net after-tax gain from the sale was $37.3 million.

Note J      Income Tax             Consolidated Edison Company of New York, Inc.

The components of income taxes are as follows:

Year Ended December 31 (Thousands of Dollars)                            2000         1999         1998
- -------------------------------------------------------------------------------------------------------
Charged to operations:
State                                                                 $22,233     $     --    $      --
Federal  Current                                                      111,081      857,717      329,430
         Deferred - net                                               160,488     (455,419)      94,090
         Amortization of investment tax credit                         (7,955)      (8,151)      (8,710)
- -------------------------------------------------------------------------------------------------------
           Total charged to operations                                285,847      394,147      414,810
- -------------------------------------------------------------------------------------------------------

Charged to other income:
State                                                                   (864)          --           --
Federal  Current                                                       (1,267)         101       (1,625)
         Deferred - net                                                 3,065          841        1,050
         Amortization of taxes associated with divestiture assets       3,145      (29,008)          --
- -------------------------------------------------------------------------------------------------------
           Total charged to other income                                4,079      (28,066)        (575)
- -------------------------------------------------------------------------------------------------------

Total                                                                $289,926     $366,081     $414,235
- -------------------------------------------------------------------------------------------------------

The tax effect of temporary differences which gave rise to deferred tax assets and liabilities is as follows:

As of December 31 (Millions of Dollars)                                  2000         1999         1998
- -------------------------------------------------------------------------------------------------------
Liabilities:
         Depreciation                                                $1,353.9     $1,284.6     $1,307.6
         Excess deferred federal income tax on depreciation             152.1        159.5        186.7
         Advance refunding of long-term debt                             31.9         32.5         35.5
         Other                                                          133.2         90.9         76.4
- -------------------------------------------------------------------------------------------------------
           Total liabilities                                          1,671.1      1,567.5      1,606.2
- -------------------------------------------------------------------------------------------------------
Assets:
         Unbilled revenues                                              (81.7)       (86.1)       (87.2)
         Federal income tax audit adjustments -- 1992-1994              (29.7)       (30.5)          --
         Other                                                          (67.6)       (81.7)       (87.7)
- -------------------------------------------------------------------------------------------------------
           Total assets                                                (179.0)      (198.3)      (174.9)
- -------------------------------------------------------------------------------------------------------

Regulatory liability - future federal income taxes                      642.9        751.9        951.0
- -------------------------------------------------------------------------------------------------------

Net Liability                                                        $2,135.0     $2,121.1     $2,382.3
- -------------------------------------------------------------------------------------------------------

Reconciliation of the difference between income tax expenses and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

Year Ended December 31,                                                  2000         1999         1998
- -------------------------------------------------------------------------------------------------------
                                                                             (% of Pre-tax income)
Statutory tax rate
         Federal                                                           35%          35%          35%
Changes in computed taxes resulting from:
         State income tax                                                   2%          --           --
         Depreciation related differences                                   4%           5%           4%
         Cost of removal                                                   (7)%         (3)%         (2)%
         Amortization of taxes associated with divestiture assets          --           (3)%         --
         Amortization of investment tax credit                             (1)%         (1)%         (1)%
         Other                                                              --%          1%          --
- -------------------------------------------------------------------------------------------------------

Effective Tax Rate                                                         33%          34%          36%
- -------------------------------------------------------------------------------------------------------

Note K      Stock-Based Compensation

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

Disclosure of pro-forma information regarding net income is required by SFAS No.
123. The information presented below relates to the income of Con Edison of New York. This information has been determined as if Con Edison of New York had accounted for the stock options awarded to officers and employees under the fair value method of that statement. The fair values of 2000, 1999 and 1998 options are $4.42, $7.90 and $6.23 per share, respectively. They were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                     2000       1999       1998
                                                     ----       ----       ----

Risk-free interest rate                              6.25%      5.24%      5.61%
Expected lives - in years                               8          8          8
Expected stock volatility                           20.51%     18.76%     12.68%
Dividend yield                                       6.60%      4.46%      4.98%

The following table reflects pro forma net income had Con Edison of New York elected to adopt the fair value approach of SFAS No. 123 (income in millions):

                                                2000          1999          1998
                                                ----          ----          ----
Net Income:
        As reported                             $570          $698          $728
        Pro forma                                566           695           726

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

A summary of the status of stock options awarded to officers and employees of Con Edison of New York under the Plan as of December 31, 2000, 1999 and 1998 and changes during those years is as follows:

                                                                        Weighted
                                                                        Average
                                                           Shares        Price
                                                           ------        -----
Outstanding at 12/31/97                                   1,517,200    $ 29.852
           Granted                                          871,650      42.607
           Exercised                                              0           0
           Forfeited                                        (21,900)     36.041
- --------------------------------------------------------------------------------
Outstanding at 12/31/98                                   2,366,950      34.492
           Granted                                        1,183,650      42.595
           Exercised                                       (113,440)     27.875
           Forfeited                                        (20,250)     40.264
- --------------------------------------------------------------------------------
Outstanding at 12/31/99                                   3,416,910      39.313
           Granted                                        1,166,500      32.499
           Exercised                                        (68,697)     29.732
           Forfeited                                        (48,100)     39.231
- --------------------------------------------------------------------------------
Outstanding at 12/31/00                                   4,466,613      37.682

The following summarizes the Plan's stock options outstanding at December 31, 2000:

                    Weighted
                     Average                Shares
Plan                Exercise              Outstanding            Remaining
Year                  Price               At 12/31/00         Contractual Life
- ----                  -----               -----------         ----------------

2000                $32.499                  1,156,500            9 years
1999                 47.883                  1,164,400            8 years
1998                 42.608                    840,850            7 years
1997                 31.500                    766,913            6 years
1996                 27.875                    537,950            5 years

Pursuant to employment agreements, effective September 2000, Con Edison granted certain officers of Con Edison and Con Edison of New York an aggregate of 350,000 restricted stock units. The units, each of which represents the right to receive one share of Con Edison common stock and related dividends, vest over a five-year period and upon the occurrence of certain events. Pursuant to SFAS No.123, Con Edison of New York is recognizing compensation expense and accruing a liability for the units over the vesting period.

NOTE L FINANCIAL INFORMATION BY BUSINESS SEGMENT (a) Consolidated Edison Company of New York, Inc.

                                               Electric                                           Steam
- -----------------------------------------------------------------------            ---------------------------------------
(Thousands of Dollars)            2000          1999          1998                   2000          1999          1998
- -----------------------------------------------------------------------            ---------------------------------------
Operating revenues              $ 6,467,074   $ 5,672,348   $ 5,717,119            $   452,135   $   340,026   $   321,932
Intersegment revenues                11,541        12,740        10,791                  2,023         1,667         1,655
Depreciation and amortization       456,727       423,330       439,869                 18,173        17,996        17,361
Income tax expense                  227,445       328,032       351,088                  2,867         2,910         5,057
Operating income                    753,584       830,332       905,976                 25,097        19,450        19,416
Total assets                     10,136,309     9,924,167    10,919,857                596,510       565,945       575,018
Construction expenditures           752,460       515,149       465,258                 32,014        28,488        30,512

                                                 Gas                                               Other
- -----------------------------------------------------------------------            ---------------------------------------
                                  2000          1999          1998                   2000          1999          1998
- -----------------------------------------------------------------------            ---------------------------------------
Operating revenues              $ 1,081,534   $   943,641   $   959,609            $        --   $        --   $        --
Intersegment revenues                 3,113         2,811         2,460                     --            --            --
Depreciation and amortization        60,279        62,692        60,596                     --            --            --
Income tax expense                   55,535        63,205        58,665                     --            --            --
Operating income                    173,387       151,733       141,680                     --            --            --
Total assets                      2,027,064     1,835,026     1,795,567              1,788,058     1,357,014       882,355
Construction expenditures           123,174       111,766       123,074                     --            --            --

                                                Total
- -----------------------------------------------------------------------
                                  2000          1999          1998
- -----------------------------------------------------------------------
Operating revenues              $ 8,000,743   $ 6,956,015   $ 6,998,660
Intersegment revenues                16,677        17,218        14,906
Depreciation and amortization       535,179       504,018       517,826
Income tax expense                  285,847       394,147       414,810
Operating income                    952,068     1,001,515     1,067,072
Total assets                     14,547,941    13,682,152    14,172,797
Construction expenditures           907,648       655,403       618,844

(a) For a description of Con Edison of New York, see "Con Edison" appearing before Note A.

Note M      Derivative Instruments and Hedging Activities

Con Edison of New York does not enter into derivative transactions that do not qualify for deferred accounting treatment. At December 31, 2000, deferred gains or losses were not material.

Energy Trading Con Edison of New York uses derivative instruments to hedge purchases or sales of electricity and gas against adverse market price fluctuations.

Con Edison of New York, pursuant to SFAS No. 71, defers recognition in income of hedging gains and losses until the electricity or gas is purchased or sold. Pursuant to rate provisions that permit the recovery of the cost of purchased power and gas, Con Edison of New York credits or charges to its customers hedging gains or losses and related transaction costs. See "Recoverable Energy Costs" in Note A. SFAS No. 133 will not change how Con Edison of New York accounts for these hedging transactions. Where SFAS No. 71 does not allow deferred accounting, Con Edison of New York will elect special hedge accounting pursuant to SFAS No. 133 to defer recognition in income of hedging gains and losses.

                        Report of Independent Accountants

To the Stockholder and Board of Directors of Orange and Rockland Utilities, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orange and Rockland Utilities, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the years ended December 31, 2000 and 1999 listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, NY
February 15, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Orange and Rockland Utilities, Inc.:

We have audited the accompanying consolidated statements of income, retained earnings and cash flows of Orange and Rockland Utilities, Inc. (a New York corporation) and Subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Orange and Rockland Utilities, Inc. and Subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedule II, Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1998 financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

New York, New York
February 4, 1999

Consolidated Balance Sheet Orange and Rockland Utilities, Inc. and Subsidiaries

Assets

At December 31 (Thousands of Dollars)                                         2000         1999
- -----------------------------------------------------------------------------------------------
Utility plant, at original cost (Note A)
Electric                                                                $  672,338   $  653,503
Gas                                                                        279,661      263,645
General                                                                    106,348      107,661
- -----------------------------------------------------------------------------------------------
Total                                                                    1,058,347    1,024,809
Less: Accumulated depreciation                                             366,432      348,060
- -----------------------------------------------------------------------------------------------
Net                                                                        691,915      676,749
Construction work in progress                                               28,091       22,373
- -----------------------------------------------------------------------------------------------
Net utility plant                                                          720,006      699,122
- -----------------------------------------------------------------------------------------------

Current assets:
Cash and temporary cash investments (Note A)                                 8,483       78,927
Accounts receivable - customer, less allowance for uncollectible
   accounts of $3,845 in 2000 and $5,395 in 1999                            82,183       58,586
Other receivables - less allowance for uncollectible accounts of
   $818 in 2000 and $1,401 in 1999                                           7,551       12,707
Accounts receivable from affiliated company                                     --          626
Accrued utility revenue (Note A)                                            29,025       24,181
Gas in storage, at average cost                                             16,567       14,856
Materials and supplies, at average cost                                      4,815        4,333
Prepayments                                                                 23,854       20,761
Other current assets                                                        20,735       22,316
- -----------------------------------------------------------------------------------------------
Total current assets                                                       193,213      237,293
- -----------------------------------------------------------------------------------------------

Investments
Non-Utility property-net of accumulated depreciation and amortization        3,249        3,415
Other                                                                            6            6
- -----------------------------------------------------------------------------------------------
Total investments                                                            3,255        3,421
- -----------------------------------------------------------------------------------------------

Deferred charges, regulatory assets and noncurrent assets
   Regulatory Assets
        Recoverable energy costs                                            66,207       18,400
        Deferred pension and other postretirement benefits                  41,890       45,328
        Deferred environmental remediation costs                            34,056        3,330
        Future federal income tax                                           33,659       33,115
        Other regulatory assets                                             26,761       31,400
        Deferred revenue taxes                                               7,337       10,130
- -----------------------------------------------------------------------------------------------
   Total regulatory assets                                                 209,910      141,703
        Other deferred charges and noncurrent assets                        12,273        7,237
- -----------------------------------------------------------------------------------------------
Total deferred charges, regulatory assets and noncurrent assets            222,183      148,940
- -----------------------------------------------------------------------------------------------
Total                                                                   $1,138,657   $1,088,776
- -----------------------------------------------------------------------------------------------

Capitalization and Liabilities

At December 31 (Thousands of Dollars)                          2000         1999
- --------------------------------------------------------------------------------
Capitalization (see Statement of Capitalization)
Common shareholder's equity                              $  332,640   $  332,014
Long-term debt                                              335,656      281,524
- --------------------------------------------------------------------------------
Total capitalization                                        668,296      613,538
- --------------------------------------------------------------------------------

Noncurrent liabilities:
Pension and benefit reserve                                  76,222       66,950
Other noncurrent liabilities                                 26,974       34,538
- --------------------------------------------------------------------------------
Total noncurrent liabilities                                103,196      101,488
- --------------------------------------------------------------------------------

Current liabilities:
Long-term debt due within one year (Note B)                      --      120,000
Notes payable                                                40,820           --
Accounts payable                                             58,664       49,626
Accounts payable to affiliated companies                      9,169        5,105
Accrued federal income and other taxes                        4,863           --
Customer deposits                                             7,126        7,217
Accrued interest                                              7,087        8,521
Accrued environmental costs                                  32,852        2,300
Other current liabilities                                    27,756       20,019
- --------------------------------------------------------------------------------
Total current liabilities                                   188,337      212,788
- --------------------------------------------------------------------------------

Deferred credits and regulatory liabilities
Accumulated deferred federal income tax                     120,497      119,509
Deferred investment tax credits                               6,897        7,351
   Regulatory Liabilities
        Pension and other benefits                           15,587       23,855
        Gas recoveries and pipeline refunds                  15,076        6,061
        Industry restructuring collections                   14,198          588
        Other regulatory liabilities                          6,358        3,116
- --------------------------------------------------------------------------------
   Total regulatory liabilities                              51,219       33,620
        Other deferred credits                                  215          482
- --------------------------------------------------------------------------------
Total deferred credits and regulatory liabilities           178,828      160,962
- --------------------------------------------------------------------------------
Total                                                    $1,138,657   $1,088,776
- --------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Income Statement Orange and Rockland Utilities, Inc. and
Subsidiaries

Year Ended December 31 (Thousands of Dollars)                         2000         1999         1998
- ----------------------------------------------------------------------------------------------------
Operating revenues (Note A)
Electric                                                         $ 513,016    $ 459,776    $ 489,878
Gas                                                                183,436      156,995      135,619
Non-utility                                                          4,521          723          607
- ----------------------------------------------------------------------------------------------------
Total operating revenues                                           700,973      617,494      626,104
- ----------------------------------------------------------------------------------------------------
Operating expenses
Purchased power                                                    272,544      136,648       49,588
Fuel                                                                    39       44,451       94,503
Gas purchased for resale                                           117,150       87,947       71,649
Other operations                                                   118,364      171,979      149,141
Maintenance                                                         27,177       33,268       36,735
Depreciation and amortization (Note A)                              26,862       32,670       35,735
Taxes, other than income tax                                        55,570       79,564       88,083
Income tax (Notes A and L)                                          22,826        5,683       24,680
- ----------------------------------------------------------------------------------------------------
Total operating expenses                                           640,532      592,210      550,114
- ----------------------------------------------------------------------------------------------------
Operating income                                                    60,441       25,284       75,990
- ----------------------------------------------------------------------------------------------------
Other income (deductions)
Investment income (Note A)                                           4,846        2,565        1,671
Allowance for equity funds used during construction (Note A)           212           20            4
Other income less miscellaneous deductions                             757       53,932          875
Income tax (Notes A and L)                                          (1,829)     (34,441)          11
- ----------------------------------------------------------------------------------------------------
Total other income                                                   3,986       22,076        2,561
- ----------------------------------------------------------------------------------------------------
Income before interest charges                                      64,427       47,360       78,551
- ----------------------------------------------------------------------------------------------------
Interest on long-term debt                                          22,933       27,534       25,004
Other interest                                                       2,951        5,336        9,449
Allowance for borrowed funds used during construction (Note A)        (526)        (235)        (869)
- ----------------------------------------------------------------------------------------------------
Net interest charges                                                25,358       32,635       33,584
- ----------------------------------------------------------------------------------------------------
Net income                                                          39,069       14,725       44,967
- ----------------------------------------------------------------------------------------------------
Preferred and preference stock requirements                             --          886        2,797
- ----------------------------------------------------------------------------------------------------
Net income for common stock                                      $  39,069    $  13,839    $  42,170
- ----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


Consolidated Statement of Retained Earnings Orange and Rockland Utilities, Inc. and Subsidiaries

Year Ended December 31 (Thousands of Dollars)         2000        1999         1998
- -----------------------------------------------------------------------------------
Balance, January 1                               $ 137,535   $ 186,520    $ 181,473
Net income for the year                             39,069      14,725       44,967
- -----------------------------------------------------------------------------------
Total                                              176,604     201,245      226,440
- -----------------------------------------------------------------------------------
Dividends declared on capital stock
Cumulative Preferred, at required annual rates          --         886        2,797
Dividend to parent                                  37,000      45,000           --
Common stock                                            --      17,447       34,899
- -----------------------------------------------------------------------------------
Total dividends declared                            37,000      63,333       37,696
- -----------------------------------------------------------------------------------
Capital Stock, retirement                               --        (377)      (2,213)
Capital Stock expense                                    6          --          (11)
- -----------------------------------------------------------------------------------
Balance, December 31                             $ 139,610   $ 137,535    $ 186,520
- -----------------------------------------------------------------------------------

Consolidated Statement of Comprehensive Income Orange and Rockland Utilities, Inc. and Subsidiaries

Year Ended December 31 (Thousands of Dollars)                              2000        1999       1998
- ------------------------------------------------------------------------------------------------------
Net Income                                                            $ 39,069    $ 13,839   $ 42,170
Other Comprehensive Income/(loss)
       Investment in Marketable Equity Securities, net of $454 taxes       (843)         --         --
       Minimum Pension Liability Adjustments, net of $340 taxes            (631)         --         --
- ------------------------------------------------------------------------------------------------------
Total Other Comprehensive (loss), net of taxes                           (1,474)         --         --
- ------------------------------------------------------------------------------------------------------
 Comprehensive Income                                                  $ 37,595    $ 13,839   $ 42,170
- ------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows Orange and Rockland Utilities, Inc. and Subsidiaries

Year Ended December 31 (Thousands of Dollars)                                  2000         1999         1998
- -------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                $  39,069    $  14,725    $  44,967
Principal non-cash charges (credits) to income
Depreciation and amortization                                                26,862       32,670       35,286
Amortization of investment tax credit                                          (454)      (6,303)        (828)
Federal income tax deferred                                                     444      (37,221)       5,612
Common equity component of allowance for funds used during construction        (212)         (20)          (4)
Gain on sale of land (net of tax)                                            (2,404)          --           --
Other non-cash charges (debits)                                               3,462        4,900           17
Changes in assets and liabilities
Accounts receivable -- net, and accrued utility revenue                     (28,441)       2,817        3,379
Materials and supplies, including fuel and gas in storage                    (2,194)      14,972        1,108
Prepayments, other receivables and other current assets                     (13,212)      12,550       (9,743)
Deferred recoverable energy costs                                           (26,166)      (1,055)         423
Accounts payable                                                             30,584       (5,843)       2,943
Refunds to customers                                                          1,621       24,432          237
Other -- net                                                                 10,326       13,305       (5,818)
- -------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                     39,285       69,929       77,579
- -------------------------------------------------------------------------------------------------------------
Investing activities including construction
Construction expenditures                                                   (51,279)     (40,693)     (53,037)
Common equity component of allowance for funds used during construction         212           20            4
Divestiture of utility plant (net of current federal income tax)                 --      256,117           --
Proceeds from sale of land (net of tax)                                       2,548           --           --
- -------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities including construction             (48,519)     215,444      (53,033)
- -------------------------------------------------------------------------------------------------------------
Financing activities including dividends
Issuance of long-term debt                                                   55,000       45,000        3,200
Retirement of long-term debt                                               (120,030)      (1,690)      (2,684)
Retirement of common stock                                                       --           --       (3,225)
Retirement of preferred stock                                                    --      (43,516)          --
Short-term debt arrangements                                                 40,820     (149,050)      18,489
Dividend to parent                                                          (37,000)     (45,000)          --
Common stock dividends                                                           --      (17,447)     (34,899)
Preferred stock dividends                                                        --         (886)      (2,797)
- -------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities including dividends                (61,210)    (212,589)     (21,916)
- -------------------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                         (70,444)      72,784        2,630
Cash and temporary cash investments at January 1                             78,927        6,143        3,513
- -------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at December 31                        $   8,483    $  78,927    $   6,143
- -------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information
Cash paid during the period for:
       Interest                                                           $  27,285    $  30,496    $  32,139
       Income taxes                                                       $  30,588    $  93,000    $  21,011

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Capitalization Orange and Rockland Utilities, Inc. and Subsidiaries

Year Ended December 31 (Thousands of Dollars)                                       2000        1999
- -----------------------------------------------------------------------------------------------------
                                                 Shares outstanding
                                          ---------------------------------
                                          December 31, 2000December 31, 1999
                                          ---------------------------------
Common shareholder's equity (Note B)
Common stock                                         1,000           1,000     $       5   $       5
Capital stock expense                                                                 --         (25)
Retained earnings                                                                139,610     137,535
Additional Paid in Capital                                                       194,499     194,499
Accumulated Comprehensive Income                                                  (1,474)         --
- -----------------------------------------------------------------------------------------------------
Total common shareholder's equity                                                332,640     332,014
- -----------------------------------------------------------------------------------------------------
Long-term debt (Note B)
Maturity    Interest Rate  Series
- ------------------------------------------
Debentures:
2000        6.14%          1993C                                                      --      20,000
2000        9.375%         1990A                                                      --      80,000
2000        6.00%          1993I                                                      --      20,000
2002        6.9%- 7.0%     Various                                                     5          36
2003        6.560%         1993D                                                  35,000      35,000
2007        7.125%         1997J                                                  20,000      20,000
2010        7.50%          2000A                                                  55,000          --
2018        7.07%          1998C                                                   3,200       3,200
2027        6.50%          1997F                                                  80,000      80,000
2029        7.0%           1999G                                                  45,000      45,000
- -----------------------------------------------------------------------------------------------------
Total debentures                                                                 238,205     303,236
- -----------------------------------------------------------------------------------------------------
Tax-exempt debt - notes issued to New York State Energy Research and Development Authority for
Pollution Control Revenue Bonds:
2014        6.09%*     1994*                                                      55,000      55,000
2015        4.21%**    1995                                                       44,000      44,000
- -----------------------------------------------------------------------------------------------------
Total tax-exempt debt                                                             99,000      99,000
- -----------------------------------------------------------------------------------------------------
Unamortized debt discount                                                         (1,549)       (712)
- -----------------------------------------------------------------------------------------------------
Total                                                                            335,656     401,524
Less: long-term debt due within one year                                              --     120,000
- -----------------------------------------------------------------------------------------------------
Total long-term debt                                                             335,656     281,524
- -----------------------------------------------------------------------------------------------------
Total capitalization                                                           $ 668,296   $ 613,538
- -----------------------------------------------------------------------------------------------------

* See Note N.
** Rate reset quarterly; December 31, 2000 rate shown.

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

These notes form an integral part of the accompanying consolidated financial statements of Orange and Rockland Utilities, Inc. (O&R) and its subsidiaries.

O&R

Orange and Rockland Utilities, Inc. (O&R), a regulated utility, along with its utility subsidiaries, provides electric service to over 278,000 customers and gas service to over 118,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania.

O&R has unregulated subsidiaries in land development businesses that are winding down their businesses. O&R's investment in these subsidiaries amounted to $18.5 million at December 31, 2000.

Acquisition By Con Edison

In July 1999 Consolidated Edison, Inc. (Con Edison) completed its acquisition of O&R for $791.5 million in cash.

The acquisition was accounted for under the purchase method of accounting in accordance with accounting principles generally accepted in the United States. The $437 million excess of the purchase price paid by Con Edison over the estimated fair value of O&R's net acquired assets and liabilities assumed was recorded by Con Edison as goodwill and has not been reflected in O&R's consolidated financial statements.

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

In 1997 the NYPSC, in its Competitive Opportunities proceeding, approved a four-year O&R Restructuring Plan pursuant to which O&R in 1999 sold all of its generating assets, made available retail access to all of its electric customers effective May 1999, and unbundled and reduced its electric rates by approximately $32.4 million over a four-year period. The sale of the generating assets was completed in June 1999. The disposition of the divestiture proceeds is discussed in Note H. The rate reductions required under O&R's Restructuring Plan were implemented in December 1997 and 1998. The unbundling of generation services from base rates was completed in May 1999. Since that time, O&R recovers purchased capacity and energy cost through a Market Supply Charge
(MSC). No further rate reductions are required under the plan.

The New Jersey plan unbundled electric rates and provided rate reductions of $6.8 million effective August 1999. Energy and purchased capacity charges are now recovered through a Basic Generation Service Charge (BGS). Additional rate reductions of $2.7 million effective January 2001 and a final rate reduction of $6.2 million effective August 2002 will be implemented. In December 2000 RECO petitioned the NJBPU to offset the January 2001 two percent rate reduction with a new charge designed to reduce RECO's deferred purchased power cost balance. The NJBPU failed to act on the petition and the two percent rate reduction went into effect as scheduled on January 1, 2001 without an offsetting charge. At December 31, 2000 RECO had $31.6 million of charges deferred.

The Pennsylvania plan provided retail access to all customers effective May 1999, and unbundled existing rates into delivery and generation service components effective May 1999. Energy and purchased capacity charges are now recovered through a Provider of Last Resort charge.

The approved plans in New York, New Jersey and Pennsylvania also provide for recovery of the cost above-market non-utility generator (NUG) contracts and load pocket costs through non-bypassable surcharges. See Note G.

In April 1999 the NYPSC ratified a settlement agreement approving the merger of O&R and Con Edison. As part of this settlement, O&R agreed to withdraw its pending gas base rate case upon consummation of the merger. The settlement also required O&R to (1) reduce gas rates by $1.1 million or 0.8 percent effective August 1999 and (2) reduce its electric rates effective December 1999 by $6.1 million. This settlement allows for a five-year amortization of merger costs and also allows O&R to share in net merger savings. The NJBPU and the PPUC also issued orders approving the merger. The NJBPU's order provided for a 75/25 percent customer/shareholder sharing of net merger savings and a ten-year amortization of merger costs. The customers' 75 percent share of net merger savings is being returned to them as part of the five percent restructuring rate reduction effective August 1, 1999. The PPUC agreement allows Pike to retain all net merger savings until its next general rate case and provides for a five-year amortization of merger costs.

In December 1999 O&R filed a gas rate increase with the NYPSC. In November 2000 the PSC approved an Agreement among O&R, the NYPSC Staff, and the Consumer Protection Board covering the three-year period November 2000 through October 2003. With limited exceptions, the agreement provides for no changes to base rates. O&R will be permitted to retain $18.1 million of deferred credits that otherwise would have been returned to customers. The term of the agreement could be reduced to 18 months depending on the outcome of the PSC's ongoing proceeding to examine programs and rate design changes to facilitate customer choice of gas suppliers.

The $18.1 million of deferred credits is comprised of $7.9 million of Gas Adjustment Clause revenue and $10.2 million of other customer credits. Earnings for gas operations above a threshold of 11.1% are subject to a 50/50 sharing mechanism between customer and shareholder. The 11.1% sharing threshold is subject to a positive adjustment of up to 85 basis points for the attainment of competitive awareness and customer migration goals. The company is subject to a potential earnings penalty of approximately $450,000 per year for failure to meet minimum levels of performance regarding main replacement, gas leak backlog, customer safety complaints, and protection of underground facilities.

NJBPU Comprehensive Resource Proceeding In June 1999 NJBPU instituted the Comprehensive Resource Analysis Proceeding to consider: (i) the design of energy efficiency and renewable energy programs, (ii) the level of funding from each electric and gas utility, and (iii) who should administer the programs. Hearings have been held and comments have been filed in this proceeding. RECO has proposed funding levels that are appropriate given its own circumstances, including past commitments and recovery levels that were established in prior proceedings. The NJBPU is expected to issue an order on this matter in the first six months of 2001.

NJBPU Customer Account Services Proceeding

In March 2000 the NJBPU established a proceeding to determine the manner and timing of providing electric and gas customers in New Jersey the opportunity to choose an alternative supplier for some or all Customer Account Services ("CAS"). CAS are defined as metering, billing and other administrative services associated with maintaining a customer account with a utility. In December 2000 RECO entered into a Stipulation of Settlement (Stipulation) resolving all issues in the CAS proceeding. The Stipulation provides for the introduction of competitive billing services for RECO's retail access customers beginning 120 days after BPU approval of the Stipulation. Customers will be able to choose to receive a single consolidated bill from either RECO or their third-party supplier for both the supplier's commodity charges and RECO's transmission and distribution delivery charges. Under the terms of the Stipulation, customers choosing to receive a consolidated single bill from their third-party supplier will receive a credit of $1 per month on RECO delivery charges. Any difference between the amounts of billing credits provided customers and RECO's actual avoided costs not otherwise recovered will be funded with $100,000 of customer credits. Approval of the Stipulation by the NJBPU is expected in the first six months of 2001.

Utility Revenues Utility revenues are recorded on the basis of monthly customer cycle billings. Unbilled revenues are accrued at the end of each month for estimated energy usage since the last meter reading.

The level of revenues from gas sales in New York is subject to a weather normalization clause that requires recovery from or refund to firm customers of a portion of the shortfalls or excesses of firm net revenues which result from variations of more than plus or minus four percent in actual degree days from the number of degree days used to project heating season sales.

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

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on O&R and RECO's own funds when so used, determined in accordance with PSC and FERC regulations. The AFDC rate for O&R was 7.4 percent in 2000 and 5 percent in 1999 and 1998. The AFDC rate for RECO was 9.1 percent in 2000, 9.2 percent in 1999 and 9.4 percent in 1998. The rate was compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges.

Depreciation For financial reporting purposes, depreciation is computed on the straight-line method based on the estimated useful lives of the various classes of property. Provisions for depreciation are equivalent to the following composite rates based on the average depreciable plant balances at the beginning and end of the year:

Year Ended December 31,        2000     1999      1998
- ------------------------------------------------------
Plant Classification

    Electric                  3.00%    3.53%    2.80%
    Gas                       2.74%    2.75%    2.86%
    Common                    7.85%    7.80%    7.78%
- ---------------------------------------------------------------

Temporary Cash Investments Temporary cash investments are short-term, highly liquid investments, that generally have maturities of three months or less. They are stated at cost, which generally approximates market. O&R considers temporary cash investments to be cash equivalents.

New Financial Accounting Standards As of January 2001, O&R adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 138." The application of SFAS No. 133 and No. 138 is not expected to have a material effect on the financial position or results of operations of O&R or materially change its current disclosure practices. See Note N.

In September 2000 the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the accounting for securitizations, other financial asset transfers and collateral and introduces new disclosures. The application of SFAS No. 140 is not expected to have a material impact on O&R's consolidated financial statements.

FederaI Income Taxes In accordance with SFAS No. 109, "Accounting for Income Taxes," O&R has recorded an accumulated deferred federal income tax liability for substantially all temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, the utility subsidiaries have recovered amounts from customers for a portion of the tax expense they will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining temporary differences, in accordance with SFAS No. 71, the utility subsidiaries have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. See Note L. In 1993 the PSC issued an Interim Policy Statement proposing accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates. The final policy statement is not expected to differ materially from the Interim Policy Statement.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction in future federal income tax expense.

O&R and its subsidiaries file a consolidated federal income tax return as part of the consolidated return for Con Edison.

State Income Tax The New York State tax laws applicable to utility companies were changed, effective January 1, 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In addition, a compensating use tax was imposed on gas and electricity purchased outside New York State for use within the state. In December 2000 the PSC issued its requirements relating to the tax law changes. The amounts applicable to the provisions of the previous tax laws will continue to be collected through base rates and tariff surcharges, until the PSC directs otherwise, with the differences between those collections and the tax expense under the new law to be deferred, pending future disposition by the PSC.

Deferred Revenue Taxes Deferred revenue taxes represent the unamortized balance of an accelerated payment of New Jersey Gross Receipts and Franchise Tax (NJGRFT) required by legislation effective June 1, 1991, as well as New York State MTA taxes that are deferred and amortized over a 12-month period following payment, in accordance with the requirements of the NYPSC. The deferred NJGRFT is being recovered in rates, with a carrying charge of 7.5 percent on the unamortized balance over a five-year period.

Deferred Plant Maintenance Costs O&R utilizes a silicone injection procedure as part of its maintenance program for residential underground electric cable in order to prevent premature failures and ensure the realization of the expected useful life of the facilities. O&R defers these expenditures and amortizes them over 10-year periods in order to match the remaining life of these assets.

Reclassification Certain prior year amounts have been reclassified to conform to the current year presentation.

Restatement of retained earnings In July 1999 O&R's retained earnings as of the effective date of its acquisition by Con Edison were reclassified to additional paid in capital. See "Acquisition By Con Edison" immediately preceding Note A to the O&R financial statements included in the 1999 Form 10-K. O&R has reversed this reclassification. The amounts shown as additional paid in capital and retained earnings on O&R's December 31, 1999 balance sheet have been changed to reflect this restatement. The restatement did not change total common shareholder's equity for the period.

Estimates The accompanying consolidated financial statements reflect judgments and estimates made in the application of the above accounting policies.

Note B     Capitalization

In July 1999 O&R became a wholly owned subsidiary of Con Edison. O&R issued 1,000 shares of $5.00 par value common stock to Con Edison. In June 2000 O&R issued $55 million of 7.5 percent Series A Debentures due 2010. Long-Term Debt Long-term debt maturing in the period 2001-2005 is as follows:

(Millions of Dollars)
- -----------------------------------------------
2001                    $   -
2002                        -
2003                       35
2004                        -
2005                        -
- -----------------------------------------------

Long-term debt of O&R and its utility subsidiaries is stated at cost, which, as of December 31, 2000 and 1999 approximates fair value.

Note C     Short-term Borrowing

At December 31, 2000, O&R had $40.8 million of short-term debt outstanding compared to zero at December 31, 1999. In December 1999 O&R entered into revolving credit agreements with banks, which it intends to use to support a $100 million commercial paper program.

Bank commitments under the revolving credit agreements are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital of the borrower does not at any time exceed
0.65 to 1. At December 31, 2000, the ratio was 0.53 to 1 compared to 0.55 to 1 at December 31, 1999.

Note D     Pension Benefits

O&R  has  a   non-contributory   defined  benefit   retirement  plan,   covering
substantially all employees. The plan is designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA).

Investment gains and losses are recognized over three years and unrecognized actuarial gains and losses are amortized over 10 years.

Pension costs for 1999 reflect the impact of the sale of its generating assets and the acquisition of O&R by Con Edison. Due to the relatively high number of employees who ceased to be O&R employees as a result of the plant sale, a curtailment charge was recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The acquisition triggered purchase accounting requirements that are reflected in the net periodic pension cost. Under such accounting O&R's accrued pension liability was adjusted to recognize all previously unrecognized actuarial gains and losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 87, "Employers' Accounting for Pensions."

O&R is currently allowed to recover in rates pension costs recognized under SFAS No. 87. In accordance with the provisions of SFAS No. 71, the company defers for future recovery any difference between expenses recognized under SFAS No. 87 and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of O&R's net periodic pension costs for 2000, 1999, and 1998 were as follows:

  (Thousands of                      2000       1999       1998
     Dollars)
- -------------------                 -------    -------    -------
Service cost - including
  administrative expenses           $4,887     $5,825      $6,868
Interest cost on projected
  benefit obligation                25,397     19,702      19,194
Expected return on plan
  assets                           (22,118)   (19,025)    (17,480)
Amortization of net
  acturial loss (gain)               3,557     (2,725)     (6,338)
Amortization of prior
  service cost                         -        2,128       4,251
Amortization of transition
  (asset)                              -         (504)     (1,009)
Recognition of curtailment
  and termination benefits             -        11,857        -
Recognition of purchase
  accounting valuation                 -       (29,611)       -
- ----------------------------------------------------------------------
Net periodic pension cost          $11,723    $(12,353)    $5,486
- ----------------------------------------------------------------------
Amortized/(deferred and
  capitalized)                     (7,677)      28,370         90
- ---------------------------------------------------------------------
Net expense                        $4,046      $16,017     $5,576
- ---------------------------------------------------------------------


The funded status of the plan at December 31, 2000, 1999, and 1998 was as follows:

  (Thousands of                      2000       1999       1998
     Dollars)
- -------------------                 -------    -------    -------
Change in benefit
  obligation
Benefit obligation at
  beginning of year                $326,472   $289,765   $260,306
Service cost - excluding
administrative expenses               4,887      5,825      6,868
Interest cost on projected
  benefit obligation                 25,397     19,702     19,194
Plan amendments                       5,114         54       -
Actuarial loss                       14,669     22,551     18,375
Curtailment and
  termination benefits                  -        4,707       -
Benefits paid                       (18,366)   (16,132)   (14,978)
- ---------------------------------------------------------------------
Benefit obligation at
  end of year                      $358,173   $326,472   $289,765
- ---------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at
  beginning of year                $289,311   $266,511   $247,523
Actual return on
  plan assets                        (2,192)    29,811     34,640
Employer contributions                3,207     11,356        -
Benefits paid                       (18,366)   (16,132)   (14,131)
Administrative expenses              (1,833)    (2,235)    (1,521)
- --------------------------------------------------------------------
Fair value of plan assets at
  end of year                      $270,127   $289,311   $266,511
- --------------------------------------------------------------------

Funded status                      $(88,046)  $(37,161)  $(23,254)
Unrecognized net loss
  (gain)                             50,552     13,390    (57,031)
Unrecognized prior
  service costs                       5,114        -       35,830
Unrecognized net
  transition asset at
  January 1, 1987*                      -          -      (3,026)
- --------------------------------------------------------------------
Accrued benefit cost               $(32,380)  $(23,771)  $(47,481)
====================================================================
*Was being amortized over approximately 15 years.

The amounts recognized in the Balance Sheet at December 31, 2000, 1999 and 1998 were as follows:

  (Thousands of
     Dollars)                         2000       1999        1998
- -------------------                  -------    -------     -------
Accrued benefit cost                $(33,350)  $(23,771)   $(47,481)
Intangible asset                         -          -           -
Accumulated other
   comprehensive income                 970        -           -
- -------------------------------------------------------------------------
Net Amount Recognized               $(32,380)  $(23,771)   $(47,481)
- -------------------------------------------------------------------------

O&R adopted SFAS No. 130, "Reporting Comprehensive Income," which requires reporting of comprehensive income in any complete presentation of general-purpose financial statements. For O&R, comprehensive income consists of additional minimum pension liability adjustments for the O&R plans and unrealized gains and losses on available-for-sale marketable securities associated with the O&R supplemental retirement plan (see Consolidated Statement of Comprehensive Income).

The actuarial assumptions at December 31, 2000, 1999, and 1998 were as follows:

                            2000    1999    1998
- -------------------        ------- ------- -------
Discount rate               7.75%   8.00%   6.75%
Expected return on plan
  assets                    8.50%   8,50%   8.00%
Rate of compensation
  increase
      Hourly                4.40%   3.00%   3.00%
      Management            4.40%   1.00%   1.00%



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

During 1999, O&R sold its electric generating assets. Because of the relatively high number of O&R employees for whom benefits in the plan ceased to be accrued as a result of this event, a curtailment charge was recorded in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions."

The acquisition of O&R by Con Edison in July 1999 triggered purchase accounting requirements that are reflected in the net periodic pension cost. Under purchase accounting O&R's accrued postretirement liability was adjusted to recognize all previously unrecognized actuarial gains or losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 106. The total of these adjustments along with the curtailment charge discussed above were recorded as a regulatory asset in accordance with SFAS No. 71.

O&R is currently allowed to recover in rates OPEB costs recognized under SFAS No. 106. In accordance with the provisions of SFAS No. 71, O&R defers for future recovery any difference between expenses recognized under SFAS No. 106 and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of O&R's postretirement benefit (health and life insurance) costs for 2000, 1999, and 1998 were as follows:

  (Thousands of
     Dollars)                         2000       1999        1998
- -------------------                  -------    -------     -------
Service cost                         $1,478     $1,699      $1,463
Interest cost on
  accumulated
  postretirement benefit
  obligation                          6,856      5,302       5,326
Expected return on plan
  assets                             (3,188)    (2,174)     (1,654)
Amortization of net
  actuarial loss                        901        383          21
Amortization of prior
  service cost                           -           4           9
Amortization of transition
  obligation                             -       1,213       2,427
Recognition of curtailment
  and termination benefits               -      (5,091)        -
Recognition of purchase
  accounting valuation                   -      39,166         -
- ----------------------------------------------------------------------
Net periodic
  postretirement benefit
  cost                               $6,047    $40,502      $7,592
- ----------------------------------------------------------------------
Deferred and
  capitalized/(amortized)             1,602     35,222      (3,169)
- ----------------------------------------------------------------------
Net expense                          $4,445     $5,280     $10,761
- ----------------------------------------------------------------------

The program's funded status at December 31, 2000, 1999, and 1998 was as follows:

  (Thousands of
     Dollars)                         2000       1999        1998
- -------------------                 -------     -------     -------
Change in benefit
  obligation
Benefit obligation at
  beginning of year                 $88,536     $80,477     $80,625
Service cost                          1,478       1,699       1,463
Interest cost on
  accumulated
  postretirement benefit
  obligation                          6,856       5,302       5,326
Plan amendments                        (979)         -           98
Actuarial loss (gain)                 2,992       6,314      (1,802)
Benefits paid and
  administrative expenses            (5,041)     (5,405)     (5,334)
Participant contributions               206         149         101
- ----------------------------------------------------------------------
Benefit obligation at
  end of year                       $94,048     $88,536     $80,477
- ----------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at
  beginning of year                 $37,890     $31,180     $22,238
Actual return on plan
  assets                                162       3,512       2,086
Employer contributions                2,500       5,512      12,089
Participant contributions               -            54         101
Reimbursements for
  benefits owed to
  company                              (813)         -          -
Benefits paid and
  administrative expenses            (1,483)     (2,368)     (5,334)
- ----------------------------------------------------------------------
Fair value of plan assets at
  end of year                       $38,256     $37,890     $31,180
- ----------------------------------------------------------------------
Funded status                      $(55,792)    $(50,646)  $(49,297)
Unrecognized net
  loss                               14,125        9,008      5,016
Unrecognized prior
  service costs                        (979)         -           89
Unrecognized transition
  obligation at January 1,
  1993*                                 -            -       34,601
- ----------------------------------------------------------------------
Accrued postretirement
  benefit cost                     $(42,646)    $(41,638)   $(9,591)
- ----------------------------------------------------------------------
*Was being amortized over a period of 20 years.

The actuarial assumptions at December 31, 2000, 1999, and 1998 were as follows:

                             2000    1999    1998
- -------------------         ------- ------- -------
Discount rate                7.75%   8.00%   6.75%
Expected return on plan
assets
  Tax-exempt assets          8.50%   8.50%   6.00%
  Taxable assets             8.00%   7.50%   7.00%

The health care cost trend rate assumed for 2001 was 8.0 percent. The rate was assumed to decrease gradually to 5.0 percent for 2006 and remain at that level thereafter. A one-percentage point change in the assumed health care cost trend rate would have the following effects:


(Thousands of                   1 - Percentage-       1 - Percentage-
Dollars)                        Point Increase        Point Decrease
- -------------------            ------------------    ------------------
Effect on accumulated
  postretirement benefit
  obligation                         $8,674              $7,488
Effect on service cost and
  interest cost components           $1,086                $894


Note F     Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of O&R and may be present in its facilities and equipment.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time that they occurred.

At December 31, 2000, O&R had accrued $32.9 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, including the costs of investigating and remediating sites where the company or its predecessors manufactured gas. The total amount of liability is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under O&R's current gas rate agreement, O&R may defer for subsequent recovery through rates the cost of investigating and remediating manufactured gas sites. At December 31, 2000, $34 million of such costs had been deferred as a regulatory asset.

Suits have been brought in New York State and federal courts against O&R and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the company. Many of these suits have been disposed of without any payment by O&R, or for immaterial amounts. The amounts specified in all the remaining suits totals billions of dollars but the company believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to the company at this time, it does not believe that these suits will have a material adverse effect on its financial position, results of operation or liquidity.

In May 2000 the New York State Department of Environmental Conservation (DEC) issued notices of violation to O&R and four other companies that have operated coal-fired electric generating facilities in New York State. The notices allege violations of the federal Clean Air Act and the New York State Environmental Conservation law resulting from the alleged failure to install pollution control equipment that would have reduced harmful emissions. The notice of violation received by O&R relates to the Lovett Generating Station that it sold in June 1999. O&R is unable to predict whether or not the alleged violations will have a material adverse effect on its financial position, results of operations or liquidity.

Note G     Non-Utility Generators

O&R has contracts with NUGs for approximately 27 MW of electric generating capacity. Assuming performance by the NUGs, O&R is obligated over the terms of the contracts (which extend for various periods) to make payments for energy.

For the years 2001-2005, payments under the contracts are estimated to be $17.3 million, $17.6 million, $17.9 million, $18.3 million and $18.6 million. Such payments gradually increase to approximately $19 million in 2006 and thereafter decline significantly. For energy delivered under these contracts, O&R is obligated to pay variable prices that are estimated to be at or slightly above market levels. All above-market NUG costs are recoverable by O&R through a non-bypassable surcharge.

Note H     Divestiture

In June  1999 O&R sold all of its  electric  generating  assets,  including  the
two-thirds   interest  in  the  Bowline  Point  generating   facility  owned  by
Consolidated Edison Company of New York, Inc. (Con Edison of New York).

The total gross proceeds from the sale amounted to approximately $486.2 million, of which approximately $349.3 million was attributable to O&R and approximately $136.9 million was attributable to Con Edison of New York for its two-thirds ownership share of the Bowline Point plant. The net book value of O&R's generating facilities sold was approximately $258.2 million, and the value of certain fuel and other plant inventory included in the sale was approximately $17.2 million, for a total combined net book value of assets sold of $275.4 million. After deducting approximately $7.1 million of direct selling costs and approximately $11.3 million of employee retraining, retention and severance pay, the pre-tax gain on the sale amounted to approximately $55.5 million. The provision for income taxes amounted to approximately $40.8 million, and the net gain after federal income tax on the sale was, therefore, approximately $14.7 million. As required by regulatory orders approving the sale, the net gain from the sale was deferred pending final review by the NYPSC, the NJBPU and the PPUC of the calculation of the gain as well as final disposition of the net gain. O&R's reported after-tax net income for the 12 months ended December 31, 1999 was positively impacted by approximately $2.4 million as a result of the sale.

The divestiture triggered curtailments and special termination benefits accounting as required by SFAS No. 88. O&R's transition program for its generating employees contains special provisions that allow early vesting and enhancements to the benefit plans for those employees not offered employment or who are involuntarily terminated by the new owner within five years from the date of transfer. The expected costs of these enhancements together with curtailment costs resulted in additional pension and postretirement benefit costs of $1.6 million and $0.8 million, respectively. These estimates are included in the $11.3 million of employee costs noted above in determining the cost of the sale. O&R will retain the pension assets and liabilities as well as the obligation relating to the employees which were employed by O&R prior to the sale. O&R made a $10 million settlement payment with respect to certain pension calculations and reduced its pension and other post employment benefit liability by this amount.

In March 2000 the NYPSC issued an Order directing O&R to pass back a portion of the gain from the sale of generating assets to customers over a 20-month period starting April 1, 2000.

In December 2000 the NJBPU issued an Order directing RECO to pass back a portion of the gain from the sale of generating assets to customers over a 30-month period starting January 1, 2001.

Rate Orders from PPUC covering the disposition of divestiture proceeds are pending.

Note I      Regulatory Assets and Liabilities

O&R has established various regulatory assets and liabilities to defer specific costs and gains that the applicable regulatory agencies have permitted or are expected to permit to be recovered in rates or refunded to customers over time. For RECO current recovery of purchased power costs is subject to certain limitations imposed by the NJBPU and costs that are not currently recovered are deferred for future recovery. At December 31, 2000, net recoverable purchased power costs of approximately $31.6 million were deferred by RECO for future recovery.

Note J     Related Party Transactions

Each month O&R is invoiced by Con Edison and its affiliates for the cost of any services rendered to O&R by Con Edison and its affiliates. These services, provided primarily by Con Edison of New York, include substantially all administrative support operations, such as corporate directorship and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. The cost of these services was $10.7 million for 2000 and $7.1 million for 1999. In addition, O&R purchased $103.9 million of gas from Con Edison of New York during 2000.

O&R provides certain recurring services to Con Edison of New York on a monthly basis, including cash receipts processing, rubber goods testing, and certain administrative services. The cost of these services, which are invoiced to Con Edison of New York, totaled $8.3 million for 2000 and $1.6 million for 1999. In addition, O&R sold $4.9 million of gas to Con Edison of New York during 2000.

Note K     Leases

The future minimum rental commitments under O&R's non-cancellable operating leases are as follows:

(Thousands of Dollars)
- -------------------------------------------
2001                              $  3,974
2002                                 2,777
2003                                 1,414
2004                                 1,464
2005                                 1,464
All years thereafter                24,920
- -------------------------------------------

Note L    Income Tax        Orange & Rockland Utilities, Inc. &  Subsidiaries

The components of income taxes are as follows:

Year Ended December 31 (Thousands of Dollars)                            2000         1999         1998
- -------------------------------------------------------------------------------------------------------

Charged to operations:
State                                                               $6,040        $1,966       $2,167
Federal         Current                                             15,564           139       17,449
                Deferred - net                                       1,345         3,691        5,186
                Amortization of investment tax credit                 (123)         (113)        (122)
- -------------------------------------------------------------------------------------------------------
                      Total charged to operations                   22,826         5,683       24,680
- --------------------------------------------------------------------------------------------------------

Charged to other income:
                Current                                              2,151        80,787          268
                Deferred - net                                           9       (38,905)         426
                Amortization of investment tax credit                 (331)         (485)        (705)
                Amortization of taxes associated with divestiture assets -        (6,956)          -
- --------------------------------------------------------------------------------------------------------
                      Total charged to other income                  1,829        34,441          (11)
- --------------------------------------------------------------------------------------------------------
Total                                                              $24,655       $40,124      $24,669
- --------------------------------------------------------------------------------------------------------


The tax effect of temporary differences which gave rise to deferred tax assets and liabilities is as follows:

As of December 31 (Millions of Dollars)                                  2000         1999         1998
- -----------------------------------------------------------------------------------------------------------
Liabilities:
                Depreciation                                             $86.0         $81.2        $119.9
                Excess deferred federal income tax on depreciation         4.1           5.8           7.3
                Other                                                     17.1          23.6          26.0
- -----------------------------------------------------------------------------------------------------------
                      Total liabilities                                  107.2         110.6         153.2
- -----------------------------------------------------------------------------------------------------------
Assets:
                Other                                                   (20.4)         (24.2)        (29.8)
- -----------------------------------------------------------------------------------------------------------
                      Total assets                                      (20.4)         (24.2)        (29.8)
- -----------------------------------------------------------------------------------------------------------

Regulatory liability - future federal income taxes                       33.7           33.1          74.3
- -----------------------------------------------------------------------------------------------------------

Net liability                                                          $120.5         $119.5        $197.7
- -----------------------------------------------------------------------------------------------------------

Reconciliation of the difference between income tax expenses and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

Year Ended December 31,                                                  2000         1999         1998
- -----------------------------------------------------------------------------------------------------------
                                                                             (% of Pre-tax income)

Statutory tax rate

                Federal                                                     35%          35%           35%
Changes in computed taxes resulting from:
                State income tax                                             6%           2%            2%
                Depreciation related differences                             1%           3%            2%
                Cost of removal                                            (1)%         (2)%           (2)%
                Amortization of investment tax credit                      (1)%          -             (1)%
                Other                                                      (1)%           4%           (1)%
- -----------------------------------------------------------------------------------------------------------
Subtotal                                                                    39%          42%            35%
- -----------------------------------------------------------------------------------------------------------
                Unallowable cost related to merger                           -            6%            -
                Sale of divestiture assets                                   -           26%            -
- -----------------------------------------------------------------------------------------------------------
Effective tax rate                                                          39%          74%           35%
- -----------------------------------------------------------------------------------------------------------

Orange and Rockland Utilities, Inc. and Subsidiaries

Note M   FINANCIAL INFORMATION BY BUSINESS SEGMENT (a)

                                               Electric                                        Unregulated and Other
- -----------------------------------------------------------------------            ---------------------------------------
(Thousands of Dollars)            2000          1999          1998                   2000          1999          1998
- -----------------------------------------------------------------------            ---------------------------------------
Operating revenues                 $ 513,016    $ 459,776   $ 489,878                $  4,521     $   723     $   607
Intersegment revenues                     11            8           9                       -           -           -
Depreciation and amortization         20,358       25,591      29,919                       3          60         128
Income tax expense                    20,237        6,252      23,929                   1,489        (641)       (558)
Operating income                      47,529       18,705      67,390                   1,821        (603)     (1,451)
Total assets                         772,123      748,103   1,004,102                  66,479      75,183      43,284
Construction expenditures             33,751       24,731      33,910                       -           -          18



                                                 Gas                                               Total
- -----------------------------------------------------------------------            ---------------------------------------
                                  2000          1999          1998                   2000          1999          1998
- -----------------------------------------------------------------------            ---------------------------------------
Operating  revenues               $ 183,436    $ 156,995   $ 135,619               $ 700,973   $ 617,494   $ 626,104
Intersegment revenues                    -            37          14                      11          45          23
Depreciation and amortization         6,501        6,891       5,688                  26,862      32,542      35,735
Income tax expense                    1,100           72       1,309                  22,826       5,683      24,680
Operating income                     11,091        7,182       10,051                 60,441      25,284      75,990
Total assets                       300,055       265,490      260,754              1,138,657   1,088,776   1,308,140
Construction expenditures           17,528       15,962        19,109                 51,279      40,693      53,037


(a) For a description of O & R, see "Con Edison" appearing before Note A.

Note N     Derivative Instrument and
                 Hedging  Activities

In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds, 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at the fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. If the swap agreement had been terminated on December 31, 2000, O&R would have been required to pay approximately $13.9 million. Pursuant to SFAS No. 133, O&R's swap agreement will be accounted for as a cash flow hedge and changes in its fair value will be recorded in other comprehensive income. The fair value of the swap agreement, which has no established market price, is the amount that would be required to be paid upon early termination.

                                                                      SCHEDULE I

                         CONDENSED FINANCIAL INFORMATION
                                       OF
                            CONSOLIDATED EDISON, INC.
                             (Thousands of Dollars)

                             CONDENSED BALANCE SHEET

At December 31,                                             2000            1999
                                                     ---------------------------

Assets

Current assets

          Cash and temporary cash investments        $     5,531     $     7,773
          Other current assets                             2,261           4,690
                                                     ---------------------------
          Total current assets                             7,792          12,463

Investments in subsidiaries                            6,590,345       6,372,295

Other assets                                               4,435              --
                                                     ---------------------------

Total Assets                                         $ 6,602,572     $ 6,384,758
                                                     ===========================

Capitalization and Liabilities

Stockholders' Equity
          Common stock                               $ 1,436,643     $ 1,436,643
          Retained  earnings                           4,991,651       4,908,913
                                                     ---------------------------
          Total stockholders' equity                   6,428,294       6,345,556

Current  Liabilities
          Accounts payable                               103,680          34,441
          Notes payable                                   74,254              --
          Other current liabilities                        9,674           4,759
                                                     ---------------------------
          Total current liabilities                      187,608          39,200

Noncurrent Liabilities                                   (13,330)              2
                                                     ---------------------------

          Total Liabilities                              174,278          39,202
                                                     ---------------------------

Total Capitalization and Liabilities                 $ 6,602,572     $ 6,384,758
                                                     ===========================

                         CONDENSED FINANCIAL INFORMATION
                                       OF
                            CONSOLIDATED EDISON, INC.
                (Thousands of Dollars, except per share amounts)

                           CONDENSED INCOME STATEMENT

For the year ended December 31,                          2000                 1999                 1998
                                                    -----------------------------------------------------------

Equity in earnings of subsidiaries                      $ 616,930            $ 709,604            $ 709,700

Other income (deductions), net of taxes                   (15,315)                 980                3,182

Operating expenses

             Amortization of O&R goodwill                 (10,917)              (5,459)               --
             Other                                           (990)              (2,709)                (140)

Interest expense                                           (6,873)              (1,801)               --
                                                     -----------------------------------------------------------

Net Income                                              $ 582,835            $ 700,615            $ 712,742
                                                     ===========================================================

Average number of shares outstanding (in thousands)       212,186              223,442              234,308

Basic earnings per common share                            $ 2.75               $ 3.14               $ 3.04

Diluted earnings per common share                          $ 2.74               $ 3.13               $ 3.04



                          CONDENSED STATEMENT OF CASH FLOWS

Year ended December 31,                                  2000                 1999                 1998
                                                     -----------------------------------------------------------

Net income                                              $ 582,835            $ 700,615            $ 712,742
Dividends received from:
      Consolidated Edison Company of New York, Inc.       462,503            1,327,786              496,945
      Orange and Rockland Utilities, Inc.                  37,000               45,000                --
Other - net                                              (468,152)            (944,584)            (917,506)
                                                     -----------------------------------------------------------

Net cash flows from operating activities                  614,186            1,128,817              292,181

Investing activities

  Acquisition of Orange and Rockland Utilities, Inc.,
            net of cash and cash equivalents                 --               (509,083)               --

Financing activities

   Repurchase of common stock                             (39,078)               --                   --
   Stock options exercised                                 (1,026)             (16,757)               --
   Common stock dividends                                (462,503)            (477,110)            (493,201)
   Corporate restructuring to establish holding company      --                    --               198,362
   Contributions to subsidiaries                         (113,821)            (165,220)             (59,095)
                                                     -----------------------------------------------------------

Net cash flows from financing activities                 (616,428)            (659,087)            (353,934)
                                                     -----------------------------------------------------------

Net decrease in cash and temporary cash investments        (2,242)             (39,353)             (61,753)

Cash and temporary cash investments at January 1,           7,773               47,126              108,879
                                                     -----------------------------------------------------------

Cash and temporary cash investments at December 31,       $ 5,531              $ 7,773             $ 47,126
                                                     ===========================================================

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                             (Thousands of Dollars)

                    COLUMN A          COLUMN B        COLUMN C (1)      COLUMN C (2)       COLUMN D           COLUMN E
                                                       Additions         Additions

                                     Balance at        Charged to         Charged                              Balance
                                     Beginning         Costs and          To Other                             At End
Company          Description         of Period          Expenses          Accounts        Deductions**        of Period
- -------          -----------         ---------          --------          --------        ------------        ---------
Con Edison
                 Allowance for
                 uncollectible
                 accounts*:

                           2000       $34,821           $38,292              --             $39,399             $33,714
                           1999       $24,957           $41,456           $3,686***         $35,278             $34,821
                           1998       $21,600           $30,983              --             $27,626             $24,957

Con Edison of
New York         Allowance for
                 uncollectible
                 accounts*:

                           2000       $22,600           $31,808              --             $28,608             $25,800
                           1999       $22,600           $25,369              --             $25,369             $22,600
                           1998       $21,600           $28,626              --             $27,626             $22,600

O&R
                 Allowance for
                 uncollectible
                 accounts*:

                           2000       $ 5,395           $3,029               --              $4,579             $ 3,845
                           1999       $ 3,686           $8,806               --              $7,097             $ 5,395
                           1998       $ 2,530           $4,019               --              $2,863             $ 3,686

- ----------

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CON EDISON

Information required by Part III as to Con Edison is incorporated by reference from Con Edison's definitive joint proxy statement for its Annual Meeting of Stockholders to be held on May 21, 2001. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2000, the close of the fiscal year covered by this report.

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison's Executive Officers may be found in Part I of this report under the caption "Executive Officers of the Registrant."

CON EDISON OF NEW YORK

Information required by Part III as to Con Edison of New York is substantially the same as the information required by Part III as to Con Edison, except:
Michael J. Del Giudice, who is a member of the Boards of Directors of Con Edison and O&R, is not a member of the Board of Trustees of Con Edison of New York, Inc. Con Edison owns all of the issued and outstanding shares of Con Edison of New York Common Stock ($2.50 par value). No Trustee or executive officer of Con Edison of New York owns any voting or equity securities of Con Edison of New York and, to the best knowledge of the management of Con Edison of New York, no person, other than Con Edison, owns more than 5% of any class of voting securities of Con Edison of New York.

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison of New York's Executive Officers may be found in Part I of this report under the caption "Executive Officers of the Registrant."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1. List of Financial Statements - See financial statements listed in Item 8.

2. List of Financial Statement Schedules - See financial statements schedules listed in Item 8.

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

CON EDISON

2.1 Amended and Restated Agreement and Plan of Merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000, among Con Edison, Northeast Utilities, Consolidated Edison, Inc. (a Delaware corporation, originally incorporated as CWB Holdings, Inc.) and N Acquisition LLC. (Designated in Con Edison's Current Report on Form 8-K, dated January 11, 2000 (File No. 1-14514) as Exhibit 2.)

3.1.1 Restated Certificate of Incorporation of Consolidated Edison, Inc. ("Con Edison") (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39164) as Exhibit 3.1.)

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

10.1.3 Employment Agreement, dated as of September 1, 2000, between Con Edison and Eugene R. McGrath. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 1-14514) as Exhibit 10.1.1)

10.1.4 Employment Agreement, dated as of September 1, 2000, between Con Edison and Joan S. Freilich. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 1-14514) as Exhibit 10.1.2)

10.1.5 Employment Agreement, dated as of September 1, 2000, between Con Edison and John D. McMahon.

10.1.6 Employment Agreement, dated as of September 1, 2000, between Con Edison and Kevin Burke.

10.1.7 Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, effective as of September 1, 2000. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 1-14514) as Exhibit 10.1.3)

10.1.8 The Consolidated Edison, Inc. Discount Stock Plan. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-14514) as Exhibit 10)

12.1 Statement of computation of ratio of earnings to fixed charges for the years 1996 -2000.

21.1     Subsidiaries of Con Edison.

23.1     Consent of PricewaterhouseCoopers LLP.

24.1 Powers of Attorney of each of the persons signing this report by attorney-in-fact.

CON EDISON OF NEW YORK

3.2.1.1 Restated Certificate of Incorporation of Con Edison filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of Con Edison of New York for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a).)

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

                                                Securities Exchange Act
         Date Filed With                     File No. 1-1217
         Department of State                Form     Date          Exhibit

         5/16/88                            10-K     12/31/89         3(b)
         6/2/89                             10-K     12/31/89         3(c)
         4/28/92                            8-K      4/24/92          4(d)
         8/21/92                            8-K      8/20/92          4(e)
         2/18/98                            10-K     12/31/97         3.1.2.3

3.2.2 By-laws of Con Edison of New York, effective as of February 17, 2000. (Designated in the Annual Report on Form 10-K of Con Edison of New York for the year ended December 31, 1999 (File No. 1-1217) as Exhibit 3.2.2.2)

4.2.1.1 Participation Agreement, dated as of August 15, 1985, between New York State Energy Research and Development Authority ("NYSERDA") and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 4(a)(1).)

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

4.2.7.3  The following forms of Con Edison of New York's Debentures:

                                     Securities Exchange Act                            Securities Exchange Act
                                        File No. 1-1217                                      File No. 1-1217
                                    -------------------------                           --------------------------
         Debenture                  Form    Date     Exhibit   Debenture                 Form     Date     Exhibit
         ----------------------------------------------------  ---------------------------------------------------
         7 5/8%,  Series 1992 B     8-K     2/5/92       4(b)  6 1/4%, Series 1998 A     8-K      1/29/98      4.1
         6 1/2%,  Series 1993 B     8-K     2/4/93       4(a)  7.10%,  Series 1998 B     8-K      1/29/98      4.2
         6 5/8%,  Series 1993 C     8-K     2/4/93       4(b)  6.15%,  Series 1998 C     8-K      6/22/98      4
         6 3/8%,  Series 1993 D     8-K     4/7/93       4     6.90%,  Series 1998 D     8-K      9/24/98      4
         7 1/2%,  Series 1993 G     8-K     6/7/93       4     7.35%,  Series 1999 A     8-K      6/25/99      4
         7 1/8%,  Series 1994 A     8-K     2/8/94       4     7.15%,  Series 1999 B     8-K      12/1/99      4
         6 5/8%,  Series 1995 A     8-K     6/21/95      4     8 1/8%, Series 2000 A     8-K      5/3/00       4
         7 3/4%,  Series 1996 A     8-K     4/24/96      4     7 1/2%, Series 2000 B     8-K      8/23/00      4
         Floating Rate   1996 B     8-K     11/25/96     4     6 5/8%, Series 2000 C     8-K      12/12/00     4
         Floating Rate   1997 A     8-K     6/17/97      4
         6.45%,  Series  1997 B     8-K     11/24/97     4

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

10.2.2 Settlement Agreement, dated October 2, 2000, by and among Con Edison of New York, the Staff of the New York State Public Service Commission and certain other parties. (Designated in Con Edison of New York's Current Report on Form 8-K, dated September 22, 2000, (File No. 1-1217) as
         Exhibit 10.)

10.2.3.1 Planning and Supply Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg).)

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

10.2.4.2 The following amendments to Employment Contract, dated May 22, 1990, between Con Edison of New York and Eugene R. McGrath:

         Amendment                     Securities Exchange Act File No. 1-1217
           Date                              Form     Date             Exhibit
          8/27/91                            10-Q     9/30/91          19
          8/25/92                            10-Q     9/30/92          19
          2/18/93                            10-K     12/31/92         10(o)
          8/24/93                            10-Q     9/30/93          10.1
          8/24/94                            10-Q     9/30/94          10.1
          8/22/95                            10-Q     9/30/95          10.3
          7/23/96                            10-Q     6/30-96          10.2
          7/22/97                            10-Q     6/30/97          10
          7/28/98                            8-K      9/24/98          10
          7/27/99                            10-Q     9/30/99          10.2
          7/20/00                            10-Q     9/30/00          10.2.1

10.2.5 Agreement and Plan of Exchange, entered into on October 28, 1997, between Con Edison and Con Edison of New York. (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39164) as
         Exhibit 2.)

10.2.6 The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, amended and restated as of April 1, 1999. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.8.)

10.2.7.1 The Consolidated Edison Retirement Plan for Management Employees, as amended and restated. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (File No. 1-1217) as Exhibit 10.1.)

10.2.7.2 The following amendments to the Consolidated Edison Retirement Plan for Management Employees:

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

10.2.8 Consolidated Edison Company of New York, Inc Supplemental Retirement Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.10.)

10.2.9.1 Consolidated Edison Company of New York, Inc. Retirement Plan for Trustees, effective as of July 1, 1988. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(ee).)

10.2.9.2 Amendment No. 1, dated September 28, 1990, to the Consolidated Edison Company of New York, Inc. Retirement Plan for Trustees. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1990 (File No. 1-1217) as Exhibit 19(c).)

10.2.10 The Con Edison of New York Thrift Savings Plan for Management Employees and Tax Reduction Act Stock Ownership Plan, as amended and restated. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1217) as Exhibit 10.5.)

10.2.11 Deferred Compensation Plan for the Benefit of Trustees of Con Edison of New York, dated February 27, 1979, and amendments thereto, dated September 19, 1979 (effective February 27, 1979), February 26, 1980, and November 24, 1992 (effective January 1, 1993). (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(i).)

10.2.12 Supplemental Medical Plan for the Benefit of Con Edison of New York's officers. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa).)

10.2.14.1 The Consolidated Edison Retiree Health Program for Management Employees, effective as of January 1, 1993. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(ll).)

10.2.14.2 The following amendments to the Consolidated Edison Retiree Health Program for Management Employees.

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

10.2.15 The Con Edison of New York Severance Pay Plan for Management Employees. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (File No. 1-1217) as
         Exhibit 10.)

10.2.16 The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.19.)

12.2 Statement of computation of ratio of earnings to fixed charges for the years 1996 - 2000.

23.2     Consent of PricewaterhouseCoopers LLP.

24.2 Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1.)

O&R

3.3.1.1 Restated Certificate of Incorporation of O&R, dated May 7, 1996. (Designated in O&R's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-4315) as Exhibit 3.4.)

3.3.1.2 Certificate of Amendment of the Restated Certificate of Incorporation of O&R, dated July 14, 1999. (Designated in O&R's Form 10-Q for the period ended June 30, 1999 (File No. 1-4315) as Exhibit 3.1.)

3.3.2 By-Laws of O&R, as Adopted on July 8, 1999. (Designated in O&R's Form 10-Q for the period ended June 30, 1999 (File No. 1-4315) as Exhibit 3.2.)

4.3.1 Mortgage Trust Indenture of Rockland Electric Company, dated as of July 1, 1954. (Designated in O&R's Registration Statement No. 2-14159 as
         Exhibit 2.16.)

4.3.2 Mortgage Trust Indenture of Pike County Light & Power Company, dated as of July 15, 1971. (Designated in O&R's Registration Statement No. 2-45632 as Exhibit 4.31.)

12.3 Statement of computation of ratio of earnings to fixed charges for the years ended 1996 - 2000.

21.3     Subsidiaries of O&R. (Included as part of Exhibit 21.1 hereto.)

24.3 Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1 hereto.)

(b) Reports on Form 8-K:

CON EDISON

Con Edison, along with Con Edison of New York and O&R, filed a combined Current Report on Form 8-K, dated September 22, 2000, reporting (under Item 5) the October 2000 agreement with the staff of the New York State Public Service Commission and other parties discussed in Note A to each of the Con Edison, Con Edison of New York and O&R financial statements included in Item 8 and certain matters relating to Con Edison's October 1999 agreement to acquire Northeast Utilities discussed in Note P to the Con Edison financial statements included in
Item 8.

In addition, Con Edison, along with Con Edison of New York, filed (i) a combined Current Report on Form 8-K, dated October 10, 2000, reporting (under Item 5) certain developments with respect to the Indian Point 2 outage discussed in Note G to the Con Edison and Con Edison of New York financial statements included in
Item 8, and (ii) combined Current Reports on Form 8-K, dated October 31, 2000 and November 3, 2000, furnishing (under Item 9) certain material pursuant to Regulation FD. No other Con Edison Current Report on Form 8-K was filed during the quarter ended December 31, 2000 or, through the date of this filing, in 2001.

CON EDISON OF NEW YORK

In addition to the combined Con Edison, Con Edison of New York and O&R Current Reports on Form 8-K, (discussed above), Con Edison of New York filed a Current Report on Form 8-K, dated December 12, 2000, reporting (under Item 5) the issuance and sale of $350 million aggregate principal amount of the Company's 6.625% Debentures, Series 2000 C. No other Con Edison of New York Current Report on Form 8-K was filed during the quarter ended December 31, 2000 or, through the date of this filing, in 2001.

O&R

Other than the combined Con Edison, Con Edison of New York and O&R Current Report on Form 8-K, dated September 22, 2000 (discussed above), no O&R Current Report on Form 8-K was filed during the quarter ended December 31, 2000 or, through the date of this filing, in 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.

CONSOLIDATED EDISON, INC.

CONSOLIDATED EDISON COMPANY             ORANGE AND ROCKLAND UTILITIES, INC.
  OF NEW YORK, INC.

By  JOAN S. FREILICH                    By EDWARD J. RASMUSSEN
    Joan S. Freilich                       Edward J. Rasmussen
    Executive Vice President               Vice President, Controller and
      and Chief Financial Officer            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities, indicated on March 29, 2001.

Signature                  Registrant                         Title
Eugene R. McGrath*         Con Edison                         Chairman of the Board, President, Chief
                                                              Executive Officer and Director
                                                              (Principal Executive Officer)
                           Con Edison of New York             Chairman of the Board, Chief Executive Officer
                                                              and Trustee (Principal Executive Officer)
                           O&R                                Chairman of the Board and Director
Joan S. Freilich*          Con Edison                         Executive Vice President, Chief Financial
                                                              Officer and Director (Principal Financial Officer)
                           Con Edison of New York             Executive Vice President, Chief Financial
                                                              Officer and Trustee (Principal Financial Officer)
Edward J. Rasmussen*       Con Edison                         Vice President, Controller and Chief Accounting
                                                              Officer  (Principal Accounting Officer)
                           Con Edison of New York             Vice President, Controller and Chief Accounting
                                                              Officer  (Principal Accounting Officer)
                           O&R                                Vice President, Controller and Chief Financial
                                                              Officer  (Principal Financial Officer and
                                                              Principal Accounting Officer)
Stephen B. Bram*           O&R                                President and Chief Executive Officer and
                                                              Director (Principal Executive Officer)
George Campbell*           Con Edison                         Director
                           Con Edison of New York             Trustee
E. Virgil Conway*          Con Edison                         Director
                           Con Edison of New York             Trustee
Gordon J. Davis*           Con Edison                         Director
                           Con Edison of New York             Trustee
Ruth M. Davis*             Con Edison                         Director
                           Con Edison of New York             Trustee
Ellen V. Futter*           Con Edison                         Director
                           Con Edison of New York             Trustee
Michael J. Del Guidice*    Con Edison                         Director
                           O&R                                Director
Sally Hernandez-Pinero*    Con Edison                         Director
                           Con Edison of New York             Trustee
Peter W. Likins*           Con Edison                         Director
                           Con Edison of New York             Trustee
Dr. George W. Sarney*      Con Edison                         Director
                           Con Edison of New York             Trustee
Richard A. Voell*          Con Edison                         Director
                           Con Edison of New York             Trustee
Stephen R. Volk*           Con Edison                         Director
                           Con Edison of New York             Trustee

*By      JOAN S. FREILICH, Attorney-in-Fact
         Joan S. Freilich