Form 10-Q
period 2001-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC
filed 2001-05-15
CIK 1047862, 23632, 74778

Use these links to rapidly review the document
Table of Contents

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended March 31, 2001
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

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of the close of business on April 30, 2001, Consolidated Edison, Inc. (Con Edison) had outstanding 212,096,481 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R).

O&R meets the conditions specified in general instruction H(1)(a) and (b) of form 10-Q and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Filing Format
Forward-Looking Statements
Part I.	Financial Information
Item 1.	Financial Statements
	Con Edison	Consolidated Balance Sheet
Consolidated Income Statement
Consolidated Statement of Comprehensive Income
Consolidated Statement of Cash Flows
Notes to Financial Statements
	Con Edison	Consolidated Balance Sheet
	of New York	Consolidated Income Statement
Consolidated Statement of Comprehensive Income
Consolidated Statement of Cash Flows
Notes to Financial Statements
	O&R	Consolidated Balance Sheet
Consolidated Income Statement
Consolidated Statement of Comprehensive Income
Consolidated Statement of Cash Flows
Notes to Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Con Edison
Con Edison of New York
O&R
O&R Management's Narrative Analysis of the Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Con Edison
Con Edison of New York
O&R
Part II.	Other Information
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K

* O&R is omitting this information pursuant to General Instruction H of Form 10-Q.

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed separately by three different registrants: Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Neither Con Edison of New York nor O&R makes any representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

O&R, a wholly-owned subsidiary of Con Edison, meets the conditions specified in General Instruction H of Form 10-Q and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as Con Edison, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, O&R has omitted from this report the information called for by Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and has included in this report its Management's Narrative Analysis of the Results of Operations. In accordance with general instruction H, O&R has also omitted from this report the information, if any, called for by Part I, Item 3, Quantitative and Qualitative Disclosure About Market Risk; Part II, Item 2, Changes in Securities and Use of Proceeds; Part II, Item 3, Defaults Upon Senior Securities; and Part II, Item 4, Submission of Matters to a Vote of Security Holders.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, developments relating to Indian Point 2 (see Note C to the Con Edison financial statements in Part I, Item 1 of this report), developments relating to Northeast Utilities (see Note D to the Con Edison financial statements in Part I, Item 1 of this report), developments in wholesale energy markets, technological developments, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, and other presently unknown or unforeseen factors.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	March 31, 2001	December 31, 2000
	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,752,292	$11,808,102
Gas	2,327,139	2,300,055
Steam	742,840	740,189
General	1,393,541	1,388,602
Unregulated generating assets	279,156	279,060

TOTAL	16,494,968	16,516,008
Less: Accumulated depreciation	5,210,338	5,234,701

NET	11,284,630	11,281,307
Construction work in progress	538,022	504,471
Nuclear fuel assemblies and components, less accumulated amortization	104,087	107,641

NET UTILITY PLANT	11,926,739	11,893,419

CURRENT ASSETS
Cash and temporary cash investments	59,566	94,828
Accounts receivable - customer, less allowance for uncollectible accounts of $32,282 and $33,714	926,503	910,344
Other receivables	118,190	168,415
Fuel, at average cost	16,106	29,148
Gas in storage, at average cost	49,190	82,419
Materials and supplies, at average cost	125,041	131,362
Prepayments	664,539	524,377
Other current assets	87,451	75,094

TOTAL CURRENT ASSETS	2,046,586	2,015,987

INVESTMENTS
Nuclear decommissioning trust funds	335,355	328,969
Other	256,136	238,871

TOTAL INVESTMENTS	591,491	567,840

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	485,388	488,702
Regulatory assets
Future federal income tax	668,685	676,527
Recoverable energy costs	184,691	340,495
Real estate sale costs - First Avenue properties	103,348	103,009
Deferred special retirement program costs	86,949	88,633
Divestiture - capacity replacement reconciliation	73,850	73,850
Workers' compensation reserve	54,097	47,097
Accrued unbilled revenues	66,196	72,619
Deferred revenue taxes	32,535	43,879
Deferred environmental remediation costs	54,648	49,056
Other	126,357	112,604

TOTAL REGULATORY ASSETS	1,451,356	1,607,769
Other deferred charges and noncurrent assets	181,880	193,528

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	2,118,624	2,289,999

TOTAL	$16,683,440	$16,767,245

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	March 31, 2001	December 31, 2000
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, authorized 500,000,000 shares; outstanding 212,070,531 shares and 212,027,131 shares	$1,482,341	$1,482,341
Retained earnings	5,102,746	5,040,931
Treasury stock, at cost; 23,417,563 shares and 23,460,963 shares	(1,010,947)	(1,012,919)
Capital stock expense	(35,749)	(35,817)
Accumulated other comprehensive income	(17,546)	(2,147)

TOTAL COMMON SHAREHOLDERS' EQUITY	5,520,845	5,472,389

Preferred stock subject to mandatory redemption	37,050	37,050
Other preferred stock	212,563	212,563
Long-term debt	5,135,175	5,415,409

TOTAL CAPITALIZATION	10,905,633	11,137,411

NONCURRENT LIABILITIES
Obligations under capital leases	30,727	31,504
Accumulated provision for injuries and damages	168,541	160,671
Pension and benefits reserve	197,274	181,346
Other noncurrent liabilities	38,806	40,456

TOTAL NONCURRENT LIABILITIES	435,348	413,977

CURRENT LIABILITIES
Long-term debt due within one year	459,590	309,590
Notes payable	438,062	255,042
Accounts payable	756,887	1,020,401
Customer deposits	204,710	202,888
Accrued taxes	91,182	64,345
Accrued interest	88,521	85,276
Accrued wages	87,486	70,951
Other current liabilities	302,648	328,686

TOTAL CURRENT LIABILITIES	2,429,086	2,337,179

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax	2,323,842	2,302,764
Accumulated deferred investment tax credits	127,791	131,429
Regulatory liabilities
Gain on divestiture	88,321	50,000
NY state tax law revisions	56,671	59,523
Deposit from sale of First Avenue properties	50,000	50,000
Accrued electric rate reduction	38,018	38,018
NYPA revenue increase	37,368	35,021
Other	191,007	211,706

TOTAL REGULATORY LIABILITIES	461,385	444,268
Other deferred credits	355	217

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	2,913,373	2,878,678

TOTAL	$16,683,440	$16,767,245

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

For the Three Months Ended March 31, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$1,707,374	$1,512,249
Gas	701,819	469,473
Steam	258,252	170,258
Non-utility	218,819	166,611

TOTAL OPERATING REVENUES	2,886,264	2,318,591

OPERATING EXPENSES
Purchased power	1,015,885	730,188
Fuel	170,316	85,238
Gas purchased for resale	463,485	266,298
Other operations	261,604	312,098
Maintenance	128,446	106,832
Depreciation and amortization	134,998	142,722
Taxes, other than income tax	307,750	290,735
Income tax	117,298	101,771

TOTAL OPERATING EXPENSES	2,599,782	2,035,882

OPERATING INCOME	286,482	282,709
OTHER INCOME (DEDUCTIONS)
Investment income	1,465	4,399
Allowance for equity funds used during construction	243	(577)
Other income less miscellaneous deductions	(3,116)	(262)
Income tax	5,595	(1,200)

TOTAL OTHER INCOME (DEDUCTIONS)	4,187	2,360

INCOME BEFORE INTEREST CHARGES	290,669	285,069
Interest on long-term debt	99,208	83,313
Other interest	10,487	11,978
Allowance for borrowed funds used during construction	(1,538)	(1,755)

NET INTEREST CHARGES	108,157	93,536

PREFERRED STOCK DIVIDEND REQUIREMENTS	3,398	3,398

NET INCOME FOR COMMON STOCK	$179,114	$188,135

COMMON SHARES OUTSTANDING - AVERAGE (000)	212,160	212,641
BASIC EARNINGS PER SHARE	$0.84	$0.88

DILUTED EARNINGS PER SHARE	$0.84	$0.88

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.550	$0.545

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
NET INCOME	$179,114	$188,135
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Investment in Marketable Equity Securities, net of $295 taxes	(212)	-
Minimum pension liability adjustments, net of $1,362 taxes	(2,348)	-
Unrealized gains (losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $6,765 taxes	(8,900)	-
Unrealized gains (losses) on derivatives qualified as hedges, net of $406 taxes	(2,013)	-
Less: Reclassification adjustment for losses (gains) included in net income, net of ($1,037) taxes	1,926	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(15,399)	-

COMPREHENSIVE INCOME	$163,715	$188,135

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income for common stock	$179,114	$188,135
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	134,998	142,722
Income tax deferred (excluding taxes resulting from divestiture of plant)	5,623	67,211
Common equity component of allowance for funds used during construction	243	(577)
Prepayments - accrued pension credits	(80,635)	(51,021)
Other non-cash charges	17,607	27,701
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customer, less allowance for uncollectibles	(16,159)	(58,508)
Materials and supplies, including fuel and gas in storage	44,940	12,219
Prepayments (other than pensions), other receivables and other current assets	(21,659)	(76,615)
Deferred recoverable energy costs	155,804	(23,303)
Cost of removal less salvage	(21,456)	(18,800)
Accounts payable	(263,514)	(4,994)
Other-net	30,819	(5,003)

NET CASH FLOWS FROM OPERATING ACTIVITIES	165,725	199,167

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Utility construction expenditures	(203,096)	(180,226)
Nuclear fuel expenditures	(4,069)	(21,124)
Contributions to nuclear decommissioning trust	(5,325)	(5,325)
Common equity component of allowance for funds used during construction	(243)	577
Divestiture of utility plant (net of federal income tax)	100,041	-
Investments by unregulated subsidiaries	(6,802)	(9,237)
Unregulated subsidiary utility plant	2,179	(734)

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(117,315)	(216,069)

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Repurchase of common stock	-	(68,524)
Net proceeds from short-term debt	183,020	14,737
Retirement of long-term debt	(150,000)	(225,000)
Issuance and refunding costs	(76)	(49)
Common stock dividends	(116,616)	(115,708)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(83,672)	(394,544)

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS	(35,262)	(411,446)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	94,828	485,050

CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31	$59,566	$73,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$81,284	$93,563
Income taxes	42,600	-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - CON EDISON

Note A - General

These footnotes accompany and form an integral part of the interim consolidated financial statements of Consolidated Edison, Inc. (Con Edison) and its subsidiaries, including the regulated utility Consolidated Edison Company of New York, Inc. (Con Edison of New York), the regulated utility Orange and Rockland Utilities, Inc. (O&R) and several non-utility subsidiaries. These financial statements are unaudited but, in the opinion of Con Edison's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited Con Edison financial statements (including the notes thereto) included in the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2000 (the Form 10-K).

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

At March 31, 2001, Con Edison had accrued $121.3 million as its best estimate of the utility subsidiaries' liability for sites as to which they have received process or notice alleging that hazardous substances generated by them (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison's financial position, results of operations or liquidity.

Con Edison's utility subsidiaries are permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At March 31, 2001, $54.6 million of such costs had been deferred as regulatory assets.

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

Note C - Nuclear Generation

The Indian Point 2 nuclear generating unit, which Con Edison of New York owns and has agreed to sell, was out of service from February 2000 to January 2001. The New York State Public Service Commission (PSC) is investigating the Indian Point 2 outage and its causes and the prudence of the company's actions regarding the operation and maintenance of Indian Point 2. An appeal is pending in the United States Court of Appeals for the Second Circuit of the October 2000 decision by the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., in which the court determined that the law that directed the PSC to prohibit the company from recovering Indian Point 2 replacement power costs from customers was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. The staff of the Nuclear Regulatory Commission is monitoring Indian Point 2 with heightened oversight. The company is unable to predict whether or not any Indian Point 2-related proceedings, lawsuits, legislation or other actions will have a material adverse effect on its financial position, results of operations or liquidity. For additional information about Indian Point 2, its pending sale and the outage, see Note G to Con Edison's financial statements included in Item 8 of the Form 10-K.

Note D - Northeast Utilities

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

On March 12, 2001, Northeast Utilities commenced an action in the same court claiming that Con Edison materially breached the merger agreement by repudiating its obligations under the merger agreement and refusing to proceed with the transaction on the terms set forth in the merger agreement. The action also claims that, as a result of Con Edison's breach of the merger agreement, Northeast Utilities and its shareholders have suffered substantial damages, including the difference between the consideration to be paid to Northeast Utilities shareholders pursuant to the merger agreement and the current market value of Northeast Utilities common stock, expenditures in connection with regulatory approvals and lost business opportunities. Pursuant to the merger agreement, Con Edison agreed to acquire Northeast Utilities for $26.00 per share (an estimated aggregate of not more than $3.9 billion) plus $0.0034 per share for each day after August 5, 2000 through the day prior to the completion of the transaction, payable 50 percent in cash and 50 percent in stock.

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

Note E - Derivative Instruments and Hedging Activities

As of January 2001, Con Edison adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (SFAS No. 133).

Neither Con Edison nor any of its subsidiaries, other than Consolidated Edison Energy, Inc., enters into derivative transactions that will not qualify for deferred accounting treatment. At March 31, 2001, deferred gains or losses were not material. Con Edison Energy, as discussed below, is an "energy trading organization."

Energy Trading

Con Edison's subsidiaries use derivative instruments to hedge purchases or sales of electricity and gas against adverse market price fluctuations.

Con Edison's utility subsidiaries, pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), defer recognition in income of hedging gains and losses until the electricity or gas is purchased or sold. Pursuant to rate provisions that permit the recovery of the cost of purchased power and gas, Con Edison's utility subsidiaries credit or charge to their customers hedging gains or losses and related transaction costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. Where SFAS No. 71 does not allow deferred recognition in income, Con Edison's utility subsidiaries have elected special hedge accounting pursuant to SFAS No. 133 to defer recognition of unrealized hedging gains and losses. Upon adoption of SFAS No. 133, Con Edison's utility subsidiaries had no transition adjustments to recognize in other comprehensive income. At March 31, 2001, the utility subsidiaries had $1.4 million of net hedging losses deferred as regulatory assets.

Consolidated Edison Solutions, Inc., a wholly-owned subsidiary of Con Edison (which provides competitive gas and electric supply and energy-related products and services), defers recognition in income of hedging gains and losses until the related electricity or gas is purchased or sold. Pursuant to SFAS No. 133, Con Edison Solutions has elected cash flow hedging for most such transactions and defers any changes in fair value of the transactions in other comprehensive income until the hedging transactions are terminated. Any hedge ineffectiveness is recognized in income in the period in which it occurs. Upon adoption of SFAS No. 133, Con Edison Solutions recognized transition adjustments of $1.9 million in other comprehensive income and $0.4 million in income. In the quarter ended March 31, 2001, the company reclassified $1.9 million of accumulated other comprehensive income to income and recognized in income a pre-tax loss of $1.0 million relating to hedge ineffectiveness. At March 31, 2001, the company had deferred net hedging losses of $0.2 million in other comprehensive income.

Consolidated Edison Energy, Inc., a wholly-owned subsidiary of Con Edison (which markets specialized energy supply services to wholesale customers), enters into over-the-counter and exchange traded contracts for the purchase and sale of electricity or gas (which may provide for either physical or financial settlement) and is considered an "energy trading organization" required to account for such trading activities in accordance with FASB Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (98-10). Con Edison Energy recognized in income a pre-tax gain of $0.5 million in the quarter ended March 31, 2001, reflecting mark to market gains relating to its outstanding contracts at March 31, 2001. During the quarter ended March 31, 2001, Con Edison Energy entered into transactions for another subsidiary of Con Edison, as to which the company recognized in income a pre-tax mark to market gain of $7.4 million pursuant to 98-10.

Interest Rate Hedging

In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds (O&R Projects), 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. Upon adoption of SFAS No. 133, O&R recognized transition adjustments of $13.9 million in other comprehensive income. In the quarter ended March 31, 2001, the company did not reclassify any comprehensive income to income. If the swap agreement had been terminated on March 31, 2001, O&R would have been required to pay approximately $14.5 million. In connection with $95 million of variable rate loans undertaken relating to the Lakewood electric generating plant, Consolidated Edison Development, Inc., a wholly-owned subsidiary of Con Edison (which invests in and manages energy infrastructure projects), has swap agreements pursuant to which it pays interest at a fixed rate of 6.68 percent and is paid interest at a variable rate equal to the three-month London Interbank Offered Rate. Upon adoption of SFAS No. 133, Con Edison Development recognized transition adjustments of $2.6 million in other comprehensive income. In the quarter ended March 31, 2001, the company did not reclassify any comprehensive income to income. If these swap agreements had been terminated on March 31, 2001, Con Edison Development would have been required to pay approximately $4.7 million. Pursuant to SFAS No. 133, the O&R and Con Edison Development swap agreements are accounted for as cash flow hedges and changes in their fair value are recorded in other comprehensive income. The fair value of these swap agreements is calculated based upon current market conditions.

Note F - Financial Information by Business Segment

Consolidated Edison, Inc.

SEGMENT FINANCIAL INFORMATION

$000's

For the Three Months Ended March 31, 2001 and 2000 (Unaudited)	Electric		Gas
	2001	2000	2001	2000
Operating revenues	$1,707,374	$1,512,249	$701,819	$469,473
Intersegment revenues	3,529	18,743	719	2,331
Depreciation and amortization	106,098	117,179	17,741	16,884
Operating income	149,126	153,455	97,930	100,614
	Steam		Other
	2001	2000	2001	2000
Operating revenues	$258,252	$170,258	$218,819	$166,611
Intersegment revenues	467	417	2,336	369
Depreciation and amortization	4,405	4,592	6,754	4,067
Operating income	39,880	30,425	(454)	(1,785)
	Total
	2001	2000
Operating revenues	$2,886,264	$2,318,591
Intersegment revenues	7,051	21,860
Depreciation and amortization	134,998	142,722
Operating income	286,482	282,709

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	March 31, 2001	December 31, 2000
	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,077,066	$11,135,764
Gas	2,044,476	2,020,395
Steam	742,840	740,189
General	1,283,884	1,282,254

TOTAL	15,148,266	15,178,602
Less: Accumulated depreciation	4,785,401	4,819,626

NET	10,362,865	10,358,976
Construction work in progress	511,659	476,379
Nuclear fuel assemblies and components, less accumulated amortization	104,087	107,641

NET UTILITY PLANT	10,978,611	10,942,996

CURRENT ASSETS
Cash and temporary cash investments	35,780	70,273
Accounts receivable - customer, less allowance for uncollectible accounts of $25,019 and $25,800	777,662	743,883
Other receivables	129,385	155,656
Fuel, at average cost	16,106	28,455
Gas in storage, at average cost	39,406	64,144
Materials and supplies, at average cost	112,781	118,344
Prepayments	631,792	497,884
Other current assets	53,760	50,977

TOTAL CURRENT ASSETS	1,796,672	1,729,616

INVESTMENTS
Nuclear decommissioning trust funds	335,355	328,969
Other	18,724	19,155

TOTAL INVESTMENTS	354,079	348,124

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets
Future federal income tax	634,851	642,868
Recoverable energy costs	124,751	274,288
Real estate sale costs - First Avenue properties	103,348	103,009
Divestiture - capacity replacement reconciliation	73,850	73,850
Workers' compensation reserve	54,097	47,097
Deferred special retirement program costs	45,605	46,743
Accrued unbilled gas revenue	43,594	43,594
Deferred revenue taxes	23,640	36,542
Other	120,670	100,843

TOTAL REGULATORY ASSETS	1,224,406	1,368,834
Other deferred charges and noncurrent assets	161,997	158,371

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	1,386,403	1,527,205

TOTAL	$14,515,765	$14,547,941

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	March 31, 2001	December 31, 2000
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock	$1,482,341	$1,482,341
Repurchased Consolidated Edison, Inc. common stock	(962,092)	(962,092)
Retained earnings	4,051,034	3,995,825
Capital stock expense	(35,749)	(35,817)
Accumulated other comprehensive income	(3,085)	(673)

TOTAL COMMON SHAREHOLDER'S EQUITY	4,532,449	4,479,584

Preferred stock
Subject to mandatory redemption
6-1/8% Series J	37,050	37,050

TOTAL SUBJECT TO MANDATORY REDEMPTION	37,050	37,050

Other preferred stock
$5 Cumulative Preferred	175,000	175,000
4.65% Series C	15,330	15,330
4.65% Series D	22,233	22,233

TOTAL OTHER PREFERRED STOCK	212,563	212,563

TOTAL PREFERRED STOCK	249,613	249,613

Long-term debt	4,615,666	4,915,108

TOTAL CAPITALIZATION	9,397,728	9,644,305

NONCURRENT LIABILITIES
Obligations under capital leases	30,672	31,432
Accumulated provision for injuries and damages	155,657	148,047
Pension and benefits reserve	116,834	105,124
Other noncurrent liabilities	14,822	14,822

TOTAL NONCURRENT LIABILITIES	317,985	299,425

CURRENT LIABILITIES
Long-term debt due within one year	450,000	300,000
Notes payable	337,944	139,969
Accounts payable	633,830	879,602
Customer deposits	197,618	195,762
Accrued taxes	81,824	49,509
Accrued interest	80,564	78,230
Accrued wages	82,436	70,951
Other current liabilities	246,939	237,634

TOTAL CURRENT LIABILITIES	2,111,155	1,951,657

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax	2,153,639	2,134,973
Accumulated deferred investment tax credits	120,949	124,532
Regulatory liabilities
Gain on divestiture	88,321	50,000
NY state tax law revisions	56,671	59,523
Deposit from sale of First Avenue properties	50,000	50,000
Accrued electric rate reduction	38,018	38,018
NYPA revenue increase	37,368	35,021
Other	143,931	160,487

TOTAL REGULATORY LIABILITIES	414,309	393,049
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	2,688,897	2,652,554

TOTAL	$14,515,765	$14,547,941

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

For the Three Months Ended March 31, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$1,583,199	$1,423,160
Gas	597,441	393,643
Steam	258,252	170,258

TOTAL OPERATING REVENUES	2,438,892	1,987,061

OPERATING EXPENSES
Purchased power	781,987	618,243
Fuel	170,316	85,198
Gas purchased for resale	365,027	159,552
Other operations	215,297	257,099
Maintenance	121,214	100,684
Depreciation and amortization	120,001	131,540
Taxes, other than income tax	288,195	270,303
Income tax	109,234	95,957

TOTAL OPERATING EXPENSES	2,171,271	1,718,576

OPERATING INCOME	267,621	268,485
OTHER INCOME (DEDUCTIONS)
Investment income	155	732
Allowance for equity funds used during construction	243	(626)
Other income less miscellaneous deductions	(1,172)	18
Income tax	4,635	(390)

TOTAL OTHER INCOME (DEDUCTIONS)	3,861	(266)

INCOME BEFORE INTEREST CHARGES	271,482	268,219
Interest on long-term debt	89,677	76,749
Other interest	7,894	11,470
Allowance for borrowed funds used during construction	(1,307)	(1,680)

NET INTEREST CHARGES	96,264	86,539

NET INCOME	175,218	181,680
PREFERRED STOCK DIVIDEND REQUIREMENTS	3,398	3,398

NET INCOME FOR COMMON STOCK	$171,820	$178,282

CON EDISON OF NEW YORK SALES
Electric (thousands of kilowatthours)
Con Edison of New York customers	7,747,989	7,616,450
Delivery service for Retail Choice	2,439,562	2,254,849
Delivery service to NYPA and others	2,557,351	2,474,889

Total sales in service territory	12,744,902	12,346,188
Off-system and ESCO sales	392,908	1,566,554
Gas (dekatherms)
Firm sales and transportation	45,456,863	41,698,003
Off-peak firm/interruptible	5,827,063	4,855,049

Total sales to Con Edison of New York customers	51,283,926	46,553,052
Transportation of customer-owned gas
NYPA	29,969	3,224,517
Other	6,609,906	20,321,571
Off-system sales	1,644,926	8,898,564

Total sales and transportation	59,568,727	78,997,704
Steam (thousands of pounds)	10,482,696	10,225,610

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
NET INCOME	$171,820	$178,282
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $1,299 taxes	(2,412)	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(2,412)	-

COMPREHENSIVE INCOME	$169,408	$178,282

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$175,218	$181,680
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	120,001	131,540
Income tax deferred (excluding taxes resulting from divestiture of plant)	(2,923)	70,582
Common equity component of allowance for funds used during construction	243	(626)
Prepayments - accrued pension credits	(80,635)	(51,021)
Other non-cash charges	11,055	3,520
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customer, less allowance for uncollectibles	(33,779)	(47,804)
Materials and supplies, including fuel and gas in storage	34,998	11,405
Prepayments (other than pensions), other receivables and other current assets	(29,785)	(106,860)
Deferred recoverable energy costs	149,537	(27,947)
Cost of removal less salvage	(21,242)	(18,800)
Accounts payable	(245,772)	858
Other-net	64,827	2,874

NET CASH FLOWS FROM OPERATING ACTIVITIES	141,743	149,401

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(194,525)	(169,386)
Nuclear fuel expenditures	(4,069)	(21,124)
Contributions to nuclear decommissioning trust	(5,325)	(5,325)
Divestiture of utility plant (net of federal income tax)	100,041	-
Common equity component of allowance for funds used during construction	(243)	626

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(104,121)	(195,209)

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Repurchase of common stock	-	(29,447)
Net proceeds from short-term debt	197,975	(14,743)
Retirement of long-term debt	(150,000)	(125,000)
Issuance and refunding costs	(76)	(49)
Common stock dividends	(116,616)	(115,708)
Preferred stock dividends	(3,398)	(3,398)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(72,115)	(288,345)

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS	(34,493)	(334,153)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	70,273	349,033

CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31	$35,780	$14,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$79,745	$83,651
Income taxes	34,701	-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - CON EDISON OF NEW YORK

Note A - General

These footnotes accompany and form an integral part of the interim consolidated financial statements of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and its subsidiaries. Consolidated Edison, Inc. (Con Edison) owns all of the outstanding common stock of Con Edison of New York. These financial statements are unaudited but, in the opinion of Con Edison of New York's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited Con Edison of New York financial statements (including the notes thereto) included in the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. Annual Reports on Form 10-K for the year ended December 31, 2000 (the Form 10-K).

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

At March 31, 2001, Con Edison of New York had accrued $89.6 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible are to be deferred and subsequently reflected in rates. At March 31, 2001, $20.5 million of such costs had been deferred as regulatory assets.

Suits have been brought in New York State and federal courts against Con Edison of New York and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the company. Many of these suits have been disposed of without any payment by the company, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but the company believes that these amounts are greatly exaggerated, as were the claims already disposed of.

Based on the information and relevant circumstances known to the company at this time, it does not believe that these suits will have a material adverse effect on its financial position, results of operations or liquidity.

Note C - Nuclear Generation

The Indian Point 2 nuclear generating unit, which Con Edison of New York owns and has agreed to sell, was out of service from February 2000 to January 2001. The New York State Public Service Commission (PSC) is investigating the Indian Point 2 outage and its causes and the prudence of the company's actions regarding the operation and maintenance of Indian Point 2. An appeal is pending in the United States Court of Appeals for the Second Circuit of the October 2000 decision by the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., in which the court determined that the law that directed the PSC to prohibit the company from recovering Indian Point 2 replacement power costs from customers was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. The staff of the Nuclear Regulatory Commission is monitoring Indian Point 2 with heightened oversight. The company is unable to predict whether or not any Indian Point 2-related proceedings, lawsuits, legislation or other actions will have a material adverse effect on its financial position, results of operations or liquidity. For additional information about Indian Point 2, its pending sale and the outage, see Note G to Con Edison's financial statements included in Item 8 of the Form 10-K.

Note D - Derivative Instruments and Hedging Activities

As of January 2001, Con Edison of New York adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133" (SFAS No. 133).

Con Edison of New York does not enter into derivative transactions that will not qualify for deferred accounting treatment. At March 31, 2001, deferred gains or losses were not material.

Con Edison of New York uses derivative instruments to hedge purchases or sales of electricity and gas against adverse market price fluctuations.

Pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), the company defers recognition in income of hedging gains and losses until the electricity or gas is purchased or sold. Pursuant to rate provisions that permit the recovery of the cost of purchased power and gas, the company credits or charges its customers hedging gains or losses and related transaction costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. Where SFAS No. 71 does not allow deferred recognition in income, the company has elected special hedge accounting pursuant to SFAS No. 133 to defer recognition of unrealized hedging gains and losses. Upon adoption of SFAS No. 133, the company had no transition adjustments to recognize in other comprehensive income. At March 31, 2001, the company had $1.4 million of net hedging losses deferred as regulatory assets.

Note E - Financial Information by Business Segment

Consolidated Edison Company of New York, Inc.

SEGMENT FINANCIAL INFORMATION
$000's

For the Three Months Ended March 31, 2001 and 2000 (Unaudited)	Electric		Gas
	2001	2000	2001	2000
Operating revenues	$1,583,199	$1,423,160	$597,441	$393,643
Intersegment revenues	2,663	3,185	719	703
Depreciation and amortization	99,915	112,217	15,681	14,731
Operating income	140,243	146,737	87,498	91,323
	Steam		Total
	2001	2000	2001	2000
Operating revenues	$258,252	$170,258	$2,438,892	$1,987,061
Intersegment revenues	467	417	3,849	4,305
Depreciation and amortization	4,405	4,592	120,001	131,540
Operating income	39,880	30,425	267,621	268,485

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As At
	March 31, 2001	December 31, 2000
	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$675,226	$672,338
Gas	282,663	279,661
Common	109,657	106,348

TOTAL	1,067,546	1,058,347
Less: Accumulated depreciation	374,018	366,432

NET	693,528	691,915
Construction work in progress	26,362	28,091

NET UTILITY PLANT	719,890	720,006

CURRENT ASSETS:
Cash and cash equivalents	3,740	8,483
Customer accounts receivable, less allowance for uncollectable accounts of $2,950 and $3,845	98,133	82,183
Other accounts receivable, less allowance for uncollectable accounts of $963 and $818	7,845	7,551
Accrued utility revenue	22,602	29,025
Gas in storage, at average cost	9,680	16,567
Materials and supplies, at average cost	4,999	4,815
Prepayments	22,949	23,854
Other current assets	18,929	20,735

TOTAL CURRENT ASSETS	188,877	193,213

INVESTMENTS
Non-utility property - net of accumulated depreciation and amortization	3,251	3,249
Other	6	6

TOTAL INVESTMENTS	3,257	3,255

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets
Deferred pension and other postretirement benefits	41,344	41,890
Recoverable fuel costs	59,940	66,207
Deferred environmental remediation costs	34,128	34,056
Future federal income tax	33,833	33,659
Other regulatory assets	26,297	26,761
Deferred revenue taxes	8,895	7,337

TOTAL REGULATORY ASSETS	204,437	209,910
Other deferred charges and noncurrent assets	11,699	12,273

TOTAL DEFERRED CHARGES, REGULATORY ASSET AND NONCURRENT ASSETS	216,136	222,183

TOTAL	$1,128,160	$1,138,657

The accompanying notes are an integral part of these financial statements.

Orange And Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As At
	March 31, 2001	December 31, 2000
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common stock	$5	$5
Additional paid in capital	194,499	194,498
Retained earnings	145,785	139,610
Accumulated comprehensive income	(10,114)	(1,473)

TOTAL COMMON SHAREHOLDERS' EQUITY	330,175	332,640
Long term debt	350,199	335,656

TOTAL CAPITALIZATION	680,374	668,296

NON-CURRENT LIABILITIES:
Pension and benefit reserve	80,439	76,222
Other noncurrent liabilities	25,542	26,974

TOTAL NON-CURRENT LIABILITIES	105,981	103,196

CURRENT LIABILITIES:
Notes payable	30,750	40,820
Accounts payable	42,907	58,664
Accounts payable to affiliated companies	16,286	9,169
Accrued federal income and other taxes	10,761	4,863
Customer deposits	7,092	7,126
Accrued interest	7,997	7,087
Accrued environmental costs	32,944	32,852
Other current liabilities	25,415	27,756

TOTAL CURRENT LIABILITIES	174,152	188,337

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax	113,602	120,497
Deferred investment tax credits	6,842	6,897
Regulatory liabilities
Pension and other benefits	12,899	15,587
Gas recoveries and pipeline refunds	12,138	15,076
Industry restructuring collections	15,108	14,198
Other current liabilities	6,712	6,358

TOTAL REGULATORY LIABILITIES	46,857	51,219
Other deferred credits	352	215

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	167,653	178,828

TOTAL	$1,128,160	$1,138,657

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT

For the Three Months Ended March 31, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$125,036	$104,643
Gas	104,378	77,458
Non-utility	34	95

TOTAL OPERATING REVENUES	229,448	182,196

OPERATING EXPENSES
Purchased power	69,662	54,557
Fuel	-	39
Gas purchased for resale	73,619	48,326
Other operations	27,803	28,911
Maintenance	7,233	6,149
Depreciation and amortization	8,165	7,116
Taxes, other than income tax	14,923	16,116
Income tax	8,889	5,212

TOTAL OPERATING EXPENSES	210,294	166,426

OPERATING INCOME	19,154	15,770
OTHER INCOME (DEDUCTIONS)
Investment income	934	3,105
Allowance for equity funds used during construction	-	50
Other income and deductions	(322)	(348)
Income tax	(175)	(875)

TOTAL OTHER INCOME (DEDUCTIONS)	437	1,932

INCOME BEFORE INTEREST CHARGES	19,591	17,702
Interest on long-term debt	5,493	6,563
Other interest	1,154	504
Allowance for borrowed funds used during construction	(231)	(75)

TOTAL INTEREST CHARGES	6,416	6,992

NET INCOME FOR COMMON STOCK	13,175	10,710

ORANGE AND ROCKLAND SALES & DELIVERIES
Electric - (thousands of killowatthours)
Orange And Rockland customers	1,093,054	1,022,124
Delivery service for Retail Choice	136,548	171,917

Total sales in service territory	1,229,602	1,194,041
Off-system sales	45	-
Gas - (dekatherms)
Firm sales and transportation	9,851,039	10,137,658
Off-peak firm/interruptible	2,218,347	2,176,324

Total sales to Orange And Rockland customers	12,069,386	12,313,982
Transportation of Customer Owned Gas	1,010,554	2,800,259
Off-system sales	847,693	2,320,107

Total sales and transportation	13,927,663	17,434,348

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2001 and 2000	2001	2000
(Unaudited)	(Thousands of Dollars)
NET INCOME	$13,175	$10,170
OTHER COMPREHENSIVE INCOME (LOSS)
Investment in Marketable Equity Securities, net of $295 taxes	(212)	-
Minimum pension liability adjustments, net of $63 taxes	63	-
Unrealized gains (losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $5,751 taxes	(8,107)	-
Unrealized gains (losses) on derivatives qualified as hedges, net of $272 taxes	(384)	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(8,640)	-

COMPREHENSIVE INCOME	$4,535	$10,170

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$13,175	$10,710
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	8,165	7,116
Amortization of investment tax credit	(56)	(114)
Federal and state income tax deferred	(689)	(11,186)
Common equity component of allowance for funds used during construction	-	(50)
Other non-cash changes	(787)	(1,914)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - net, and accrued utility revenue	(9,528)	(5,235)
Materials and supplies, including fuel and gas in storage	6,704	9,913
Prepayments, other receivables and other current assets	2,417	11,203
Deferred recoverable fuel costs	4,494	20,822
Accounts payable	(8,641)	(8,640)
Refunds to customers	(1,693)	118
Other - net	7,337	(5,077)

NET CASH FLOWS FROM OPERATING ACTIVITIES	20,898	27,666

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(8,571)	(10,840)
Common equity component of allowance for funds used during construction	-	50

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(8,571)	(10,790)

FINANCING ACTIVITIES
Retirement of long-term debt	-	(100,020)
Short-term debt arrangements	(10,070)	29,500
Dividend to parent	(7,000)	-

NET CASH FLOWS FROM FINANCING ACTIVITIES INCLUDING DIVIDENDS	(17,070)	(70,520)

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS	(4,743)	(53,644)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	8,483	78,927

CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31	$3,740	$25,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,539	$9,911
Income Taxes	$-	$4,487

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - O&R

Note A - General

These footnotes accompany and form an integral part of the interim consolidated financial statements of Orange and Rockland Utilities, Inc. (O&R), a wholly-owned subsidiary of Consolidated Edison, Inc. (Con Edison). These financial statements are unaudited but, in the opinion of O&R's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited O&R financial statements (including the notes thereto) included in the combined Con Edison, Consolidated Edison Company of New York, Inc. and O&R Annual Reports on Form 10-K for the year ended December 31, 2000.

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

At March 31, 2001, O&R had accrued $31.7 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, including the costs of investigating and remediating sites where the company or its predecessors manufactured gas. The total amount of liability is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under O&R's current gas rate agreement, O&R may defer for subsequent recovery through rates the cost of investigating and remediating manufactured gas sites. At March 31, 2001, $34.1 million of such costs had been deferred as a regulatory asset.

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

In May 2000, the New York State Department of Environmental Conservation (DEC) issued notices of violation to O&R and four other companies that have operated coal-fired electric generating facilities in New York State. The notices allege violations of the federal Clean Air Act and the New York State Environmental Conservation law resulting from the alleged failure of the companies to obtain DEC permits for physical modifications to their generating facilities and to install pollution control equipment that would have reduced harmful emissions. The notice of violation received by O&R relates to the Lovett Generating Station that it sold in June 1999. O&R is unable to predict whether or not the alleged violations will have a material adverse effect on its financial position, results of operations or liquidity.

Note C - Related Party Transactions

Each month O&R is invoiced by Con Edison and its affiliates for the cost of any services they render to O&R. These services, provided primarily by Con Edison of New York, include substantially all administrative support operations such as corporate directorship and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. The cost of these services totaled $3.3 million during the first three months of 2001. In addition, O&R purchased $71.7 million of gas from Con Edison of New York during this period.

O&R provides certain recurring services to Con Edison of New York on a monthly basis, including cash receipts processing and certain other services. The cost of these services totaled $3.0 million during the first three months of 2001.

Note D - Derivative Instruments and Hedging Activities

As of January 2001, O&R adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133" (SFAS No. 133).

In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds (O&R Projects), 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. Upon adoption of SFAS No. 133, O&R recognized transition adjustments of $13.9 million in other comprehensive income. In the quarter ended March 31, 2001, the company did not reclassify any comprehensive income to income. If the swap agreement had been terminated on March 31, 2001, O&R would have been required to pay approximately $14.5 million. Pursuant to SFAS No. 133, the swap agreement is accounted for as a cash flow hedge and changes in its fair value are recorded in other comprehensive income. The fair value of the swap agreement is calculated based upon current market conditions.

Note E - Financial Information by Business Segment

ORANGE AND ROCKLAND UTILITIES, INC.

SEGMENT FINANCIAL INFORMATION

$000's

For The Three Months Ended March 31, 2001 and 2000	Electric		Gas
	2001	2000	2001	2000
Sales Revenues	$125,031	$104,639	$104,378	$77,458
Intersegment Revenues	5	4	-	-
Depreciation and amortization	6,104	4,962	2,060	2,153
Operating Income	8,882	6,701	10,432	9,291
	Other		Total
	2001	2000	2001	2000
Sales Revenues	$34	$95	$229,443	$182,192
Intersegment Revenues	-	-	5	4
Depreciation and amortization	1	1	8,165	7,116
Operating Income	(160)	(222)	19,154	15,770

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CON EDISON

Consolidated Edison, Inc. (Con Edison) is a holding company that operates only through its subsidiaries and has no material assets other than the stock of its subsidiaries. Con Edison's principal subsidiaries are regulated utilities: Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison also has several unregulated subsidiaries.

The following discussion and analysis, which relates to the interim consolidated financial statements of Con Edison and its subsidiaries (including Con Edison of New York and O&R) included in Part I, Item 1 of this report, should be read in conjunction with Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations (Con Edison's Form 10-K MD&A) in Item 7 of the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2000 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K). Reference is also made to the notes to the Con Edison financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

Liquidity and Capital Resources

Cash and temporary cash investments and outstanding notes payable (principally commercial paper) at March 31, 2001 and December 31, 2000 were (amounts shown in millions):

	March 31, 2001	December 31, 2000
Cash and temporary cash investments	$59.6	$94.8
Notes payable	$438.1	$255.0

The decrease in cash and temporary cash investments at March 31, 2001 compared with December 31, 2000 reflects net cash flows from operating activities and net cash flows used in investing and financing activities.

Cash Flows from Operating Activities

Net cash flows from operating activities during the first quarter of 2001 decreased $33.4 million compared with the first quarter of 2000, reflecting principally lower net income (including increased non-cash pension credits), decreased accounts payable and increased accounts receivable, offset in part by decreased deferred recoverable energy costs.

Accounts receivable - customer, less allowance for uncollectible accounts increased $16.2 million at March 31, 2001 compared with year-end 2000 due primarily to increased customer billings by Con Edison's utility subsidiaries, reflecting higher energy sales and energy costs, and the timing of customer payments. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 30.2 days at March 31, 2001 compared with 29.7 days at December 31, 2000. For O&R, the ENDRO was 43.6 days at March 31, 2001 and 35.4 days at December 31, 2000. The changes in ENDRO reflect increased use by customers of level billing and alternative payment arrangements and the timing of customer payments.

Prepayments include cumulative credits to pension expense for Con Edison of New York amounting to $447.4 million at March 31, 2001 compared with $366.7 million at December 31, 2000. Pension credits, which result primarily from favorable performance by the company's pension fund in past years, increase net income but do not provide cash for the company's operations. See Note D to the Con Edison financial statements included in Item 8 of the Form 10-K.

Prepayments at March 31, 2001 also include prepaid property tax for Con Edison of New York of $137.2 million compared with $11.6 million at December 31, 2000. Property taxes are generally prepaid on January 1 and July 1 of each year.

Deferred recoverable energy costs decreased $155.8 million at March 31, 2001 compared with year-end 2000, due primarily to the ongoing recovery of previously deferred amounts, offset in part by the deferral for future recovery of additional purchased power and gas costs. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Unfunded pension and other post-employment benefit (OPEB) obligations (shown as pension and benefit reserve on the balance sheet) increased $15.9 million at March 31, 2001 compared with year-end 2000. Con Edison of New York's policy is to fund its pension and OPEB costs to the extent deductible under current tax regulations. O&R's policy is to fund its pension and OPEB costs to the extent of its rate recovery. The reserve also includes a minimum liability for supplemental executive retirement programs, a portion of which liability has been included in other comprehensive income. See Note E to the Con Edison financial statements included in Item 8 of the Form 10-K.

The accumulated provision for injuries and damages increased $7.9 million at March 31, 2001 compared with year-end 2000, due primarily to increased workers' compensation claims.

Accounts payable decreased $263.5 million at March 31, 2001 compared with year-end 2000, due primarily to lower energy purchases in March 2001 as compared to December 2000.

Accrued taxes increased $26.8 million at March 31, 2001 compared with year-end 2000, due principally to timing differences and the gain on the sale of Con Edison of New York's interest in the Roseton generating station. See Note I to the Con Edison financial statements in Item 8 of the Form 10-K.

Other regulatory liabilities decreased $20.7 million at March 31, 2001 compared with year-end 2000, reflecting an $18 million refund to gas customers of previously deferred credits pursuant to the Con Edison of New York gas rate agreement approved by the PSC in November 2000. See "Rate and Restructuring Agreements" in Note A to the Con Edison financial statements in Item 8 of the Form 10-K.

Cash Flows Used in Investing and Financing Activities

Cash flows used in investing activities during the first quarter of 2001 decreased $98.8 million compared with the first quarter of 2000, reflecting the completion of the sale of Con Edison of New York's 480 MW interest in the Roseton generating station (proceeds of $100.0 million, net of federal income tax) and decreased nuclear fuel expenditures ($17.1 million), offset in part by increased utility construction expenditures ($22.9 million). Nuclear fuel expenditures decreased because refueling was conducted in the 2000 period but not in the 2001 period. Construction expenditures increased principally to meet load growth on Con Edison of New York's electric distribution system.

Cash flows used in financing activities during the first quarter of 2001 decreased $310.9 million compared with the first quarter of 2000, reflecting principally increased net proceeds from commercial paper ($168.2 million), the repurchase of common stock in the 2000 period ($68.5 million) and the retirement of long-term debt ($150 million in the 2001 period compared with $225 million in the 2000 period).

Capital Resources

Con Edison's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:

	March 31, 2001	December 31, 2000
Earnings to fixed charges (SEC basis)	3.03	3.10
Common equity ratio*	50.6	49.1

* Common shareholders' equity as a percentage of total capitalization

Con Edison's ratio of earnings to fixed charges decreased for the 12-month period ending March 31, 2001 compared to the 12-month period ending December 31, 2000 as a result of decreased earnings and increased interest expense. Excluding the $130 million charge for replacement power costs incurred in connection with an outage at the Indian Point nuclear plant and the $33.6 million charge for merger-related expenses (see Notes G and P, respectively, to the Con Edison financial statements included in Item 8 of the Form 10-K), Con Edison's ratio of earnings to fixed charges would have been 3.39 and 3.47 for the 12-month periods ended March 31, 2001 and December 31, 2000, respectively. The change in the equity ratio reflects decreased long-term debt.

Financial Market Risks

Reference is made to "Financial Market Risks" in Con Edison's Form 10-K MD&A and to Note E to the Con Edison financial statements included in Part I, Item 1 of this report. At March 31, 2001 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the company.

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

Results of Operations

First Quarter of 2001 Compared with First Quarter of 2000

Con Edison's net income for common stock for the first quarter of 2001 was $179.1 million or $.84 a share (based upon an average of 212.2 million common shares outstanding) compared with $188.1 million or $.88 a share (based upon an average of 212.6 million common shares outstanding) for the first quarter of 2000. The decrease in the company's net income reflects rate reductions and higher maintenance expenses, offset in part by higher sales volumes and decreased other operations expenses.

Earnings for the quarters ended March 31, 2001 and 2000 were as follows:

(Millions of dollars)	2001	2000
Con Edison of New York	$171.8	$178.3
O&R	13.2	10.7
Nonregulated subsidiaries	(0.3)	2.3
Other*	(5.6)	(3.2)
Con Edison	$179.1	$188.1

* Includes parent company expenses, goodwill amortization and inter-company eliminations.

A comparison of the results of operations of Con Edison for the first quarter of 2001 compared to the first quarter of 2000 follows.

Three Months Ended March 31, 2001 Compared With Three Months Ended March 31, 2000

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$567.7	24.5%
Purchased power - electric and steam	285.7	39.1
Fuel - electric and steam	85.1	99.8
Gas purchased for resale	197.2	74.0
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(0.3)	-
Other operations and maintenance	(28.9)	(6.9)
Depreciation and amortization	(7.7)	(5.4)
Taxes, other than income tax	17.0	5.9
Income tax	15.5	15.3
Operating income	3.8	1.3
Other income less deductions and related federal income tax	1.8	77.4
Net interest charges	14.6	15.6
Net income for common stock	$(9.0)	(4.8)%

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are its electric, gas and steam utility businesses. For additional information about the segments, see the notes to the Con Edison financial statements included in Part I, Item 1 of this report.

Electric

Con Edison's electric operating revenues in the first quarter of 2001 increased $195.1 million compared with the first quarter of 2000, reflecting increased purchased power costs and electric sales, offset by the effects of electric rate reductions of approximately $44.6 million. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Electricity sales volumes for Con Edison's utility subsidiaries increased 3.2 percent in the first quarter of 2001 compared with the first quarter of 2000. Con Edison of New York and O&R electric sales volumes for these periods are shown at the bottom of their consolidated income statements included in Part I, Item 1 of this report. After adjusting for variations, principally weather and billing days, in each period, electricity sales volumes for Con Edison of New York and O&R increased 2.7 percent and 1.6 percent, respectively, in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Purchased power costs increased $266.0 million in the first quarter of 2001 compared with the first quarter of 2000, due primarily to an increase in the price of purchased power, offset in part by decreased purchased volumes. Fuel costs increased $40.4 million as a result of an increase in the unit cost of fuel. In general, Con Edison's utility subsidiaries recover prudently incurred purchased power costs pursuant to rate provisions approved by the relevant state public utility commission. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Con Edison's electric operating income decreased $4.3 million for the first quarter of 2001 compared with the first quarter of 2000. The principal components of this variation were a decrease in net revenues (operating revenues less fuel and purchased power) of $34.3 million, increased maintenance expenses ($18.9 million) and increased property taxes ($14.4 million), offset in part by reduced other operations expenses ($37.1 million) and lower Federal income tax ($12.5 million). Other operations and maintenance expenses in the 2001 period reflect increased transmission and distribution expenses resulting from the 2000-2001 winter weather conditions, relocation of company facilities to avoid interference with municipal infrastructure projects and preparations for summer 2001 ($18.7 million), increased pension credits ($24.8 million) and lower insurance premiums, net of policy distributions ($6.3 million).

Gas

Con Edison's gas operating revenues increased $232.3 million and gas operating income decreased $2.7 million in the first quarter of 2001 compared with the first quarter of 2000. The higher revenues reflect an increased cost of purchased gas, offset in part by a reduction in customer bills of $14.3 million, reflecting a refund of previously deferred credits, and other provisions of the Con Edison of New York gas rate agreement approved by the PSC in November 2000. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. The decrease in operating income of $2.7 million reflects primarily increased transmission and distribution expenses ($1.0 million) and increased customer service expenses ($1.1 million).

Firm gas sales and transportation volumes for Con Edison's utility subsidiaries increased 6.5 percent in the first quarter of 2001 compared with the first quarter of 2000. Con Edison of New York and O&R gas sales and transportation volumes for these periods are shown at the bottom of their consolidated income statements included in Part I, Item 1 of this report. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the 2001 period increased 2.6 percent for Con Edison of New York and decreased 9.8 percent for O&R. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

A weather-normalization provision that applies to the gas business of Con Edison's utility subsidiaries operating in New York moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison's steam operating revenues increased $88.0 million and steam operating income increased $9.5 million for the first quarter of 2001 compared with the first quarter of 2000, reflecting an October 2000 rate increase and increased sales volumes. The higher revenues also reflect increased fuel and purchased power costs. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K.

Steam sales volume (see bottom of Con Edison of New York's consolidated income statement included in Part I, Item 1 of this report) increased 2.5 percent in the 2001 period compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 1.0 percent.

Other Income

Income tax decreased $6.8 million in the 2001 period compared with the 2000 period, due primarily to the recognition of deferred federal income tax credits relating to the Roseton generating station sale. Investment income decreased $2.9 million, due principally to O&R's use of proceeds from their 1999 divestiture to retire long-term debt in March 2000.

Net Interest Charges

Net interest charges increased $14.6 million in the 2001 period compared with the 2000 period, reflecting $15.9 million of interest on increased long-term debt and a decrease of $0.8 million of interest related to short-term borrowings.

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

This discussion and analysis should be read in conjunction with Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Item 7 of the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R) Annual Reports on Form 10-K for the year ended December 31, 2000 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K). Reference is also made to the notes to the financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

Liquidity and Capital Resources

Cash and temporary cash investments and outstanding commercial paper (shown as notes payable on the balance sheet) at March 31, 2001 and December 31, 2000 were (amounts shown in millions):

	March 31, 2001	December 31, 2000
Cash and temporary cash investments	$35.8	$70.3
Commercial paper	$337.9	$140.0

The decrease in cash and temporary cash investments at March 31, 2001 compared with December 31, 2000 reflects net cash flows from operating activities and net cash flows used in investing and financing activities.

Cash Flows from Operating Activities

Net cash flows from operating activities during the first quarter of 2001 decreased $7.7 million compared with the first quarter of 2000, reflecting principally lower net income (including increased non-cash pension credits), decreased accounts payable and increased accounts receivable, offset in part by decreased deferred recoverable energy costs.

Con Edison of New York's accounts receivable - customer, less allowance for uncollectible accounts increased $33.8 million at March 31, 2001 compared with year-end 2000 due primarily to increased customer billings, reflecting higher energy sales and energy costs, and the timing of customer payments. The company's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 30.2 days at March 31, 2001 compared with 29.7 days at December 31, 2000. The changes in ENDRO reflect increased use by customers of level billing and alternative payment arrangements and the timing of customer payments.

Prepayments include cumulative credits to pension expense amounting to $447.4 million at March 31, 2001 compared with $366.7 million at December 31, 2000. Pension credits, which result primarily from favorable performance by the company's pension fund in past years, increase net income but do not provide cash for the company's operations. See Note D to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Prepayments at March 31, 2001 also include prepaid property taxes of $137.2 million compared with $11.6 million at December 31, 2000. Property taxes are generally prepaid on January 1 and July 1 of each year.

Deferred recoverable energy costs decreased $149.5 million at March 31, 2001 compared with year-end 2000, due primarily to the recovery of previously deferred amounts, offset in part by the deferral for future recovery of additional purchased power and gas costs. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Unfunded pension and other post-employment benefit (OPEB) obligations (shown as pension and benefit reserve on the balance sheet) increased $11.7 million at March 31, 2001 compared with year-end 2000. The company's policy is to fund its pension and OPEB costs to the extent deductible under current tax regulations. The reserve also includes a minimum liability for the company's supplemental executive retirement program, a portion of which liability has been included in other comprehensive income. See Note E to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

The accumulated provision for injuries and damages increased $7.6 million at March 31, 2001 compared with year-end 2000, due primarily to increased workers' compensation claims.

Accounts payable decreased $245.8 million at March 31, 2001 compared with year-end 2000, due primarily to lower energy purchases in March 2001 as compared to December 2000.

Accrued taxes increased $32.3 million at March 31, 2001 compared with year-end 2000, due principally to timing differences and the gain on the sale of the company's interest in the Roseton generating station. See Note I to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

Other regulatory liabilities decreased $16.6 million at March 31, 2001 compared with year-end 2000, reflecting an $18 million refund to gas customers of previously deferred credits pursuant to the gas rate agreement approved by the PSC in November 2000. See "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

Cash Flows Used in Investing and Financing Activities

Cash flows used in investing activities during the first quarter of 2001 decreased $91.1 million compared with the first quarter of 2000, reflecting the completion of the sale of the company's 480 MW interest in the Roseton generating station (proceeds of $100.0 million, net of federal income tax) and decreased nuclear fuel expenditures ($17.1 million), offset in part by increased construction expenditures ($25.1 million). Nuclear fuel expenditures decreased because refueling was conducted in the 2000 period but not in the 2001 period. Construction expenditures increased principally to meet load growth on the company's electric distribution system.

Cash flows used in financing activities during the first quarter of 2001 decreased $216.2 million compared with the first quarter of 2000, reflecting principally increased net proceeds from commercial paper ($212.7 million), the repurchase of common stock in the 2000 period ($29.4 million) and the retirement of long-term debt ($150 million in the 2001 period compared with $125 million in the 2000 period).

Capital Resources

Con Edison of New York's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:

	March 31, 2001	December 31, 2000
Earnings to fixed charges (SEC basis)	3.18	3.23
Common equity ratio*	48.2	46.4

* Common shareholder's equity as a percentage of total capitalization

Con Edison of New York's ratio of earnings to fixed charges decreased for the 12-month period ending March 31, 2001 compared to the 12-month period ending December 31, 2000 as a result of decreased earnings and increased interest expense. Excluding the $130 million charge for replacement power costs incurred in connection with an outage at the Indian Point nuclear plant (see Note G to the Con Edison of New York financial statements included in Item 8 of the Form 10-K), Con Edison of New York's ratio of earnings to fixed charges would have been 3.50 and 3.56 for the 12-month periods ended March 31, 2001 and December 31, 2000, respectively. The change in the equity ratio reflects decreased long-term debt.

Financial Market Risks

Reference is made to "Financial Market Risks" in Con Edison of New York's Form 10-K MD&A and to Note D to the Con Edison of New York financial statements included in Part I, Item 1 of this report. At March 31, 2001 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the company.

Environmental Matters

For information concerning potential liabilities of Con Edison of New York arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see the notes to the Con Edison of New York financial statements included in Part I, Item 1 of this report and also see Part II, Item 3 of this report.

Results of Operations

First Quarter of 2001 Compared with First Quarter of 2000

Con Edison of New York's net income for common stock for the first quarter of 2001 was $171.8 million compared with $178.3 million for the first quarter of 2000. The decrease in the company's net income reflects rate reductions and higher maintenance expenses, offset in part by higher sales volumes and decreased other operations expenses.

A comparison of the results of operations of Con Edison of New York for the first quarter of 2001 compared with the first quarter of 2000 follows.

Three Months Ended March 31, 2001 Compared With Three Months Ended March 31, 2000

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$451.8	22.7%
Purchased power - electric and steam	163.7	26.5
Fuel - electric and steam	85.1	99.9
Gas purchased for resale	205.5	(A )
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(2.5)	(0.2)
Other operations and maintenance	(21.3)	(5.9)
Depreciation and amortization	(11.5)	(8.8)
Taxes, other than income tax	17.9	6.6
Income tax	13.3	13.8
Operating income	(0.9)	(0.3)
Other income less deductions and related federal income tax	4.1	(A )
Net interest charges	9.7	11.2
Net income for common stock	$(6.5)	(3.6)%
(A)
Amounts in excess of 100 percent

A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its electric, gas and steam utility businesses. For additional information about the segments, see the notes to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Electric

Con Edison of New York's electric operating revenues in the first quarter of 2001 increased $160.0 million compared with the first quarter of 2000. The increase reflects increased purchased power costs and electric sales, offset by the effects of electric rate reductions of approximately $43.9 million. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric sales, excluding off-system sales, for the first quarter of 2001 compared with the first quarter of 2000 were:

	Millions of kwhrs.
Description	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	Variation	Percent Variation
Residential/Religious	2,850	2,798	52	1.9%
Commercial/Industrial	4,860	4,682	178	3.8
Other	38	136	(98)	(72.1)

TOTAL FULL SERVICE CUSTOMERS	7,748	7,616	132	1.7
Retail Choice Customers	2,348	2,255	93	4.1

SUB-TOTAL	10,096	9,871	225	2.3
NYPA, Municipal Agency and Other Sales	2,649	2,477	172	6.9

TOTAL SERVICE AREA	12,745	12,348	397	3.2%

Electricity sales volume in Con Edison of New York's service territory increased 3.2 percent in the first quarter of 2001 compared with the first quarter of 2000. The increase in sales volume reflects the continued strength of the New York City economy. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in the service territory increased 2.7 percent in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's purchased power costs increased $144.0 million in the first quarter of 2001 compared with the first quarter of 2000, due primarily to an increase in the price of purchased power, offset in part by decreased purchased volumes. Fuel costs increased $40.4 million as a result of an increase in the unit cost of fuel. In general, Con Edison of New York recovers prudently incurred purchased power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric operating income decreased $6.5 million in the first quarter of 2001 compared with the first quarter of 2000. The principal components of the decrease were a reduction in net revenues (operating revenues less fuel and purchased power) of $24.3 million, increased maintenance expenses ($18.3 million) and increased property taxes ($14.3 million), offset in part by reduced other operations expenses ($36.8 million) and lower Federal income tax ($11.8 million). Other operations and maintenance expenses in the 2001 period reflect increased transmission and distribution expenses resulting from the 2000-2001 winter weather conditions, relocation of company facilities to avoid interference with municipal infrastructure projects and preparations for summer 2001 ($18.3 million), increased pension credits ($24.8 million) and lower insurance premiums, net of policy distributions ($6.3 million).

Gas

Con Edison of New York's gas operating revenues increased $203.8 million and gas operating income decreased $3.8 million in the first quarter of 2001 compared with the first quarter of 2000. The higher revenues reflect an increased cost of purchased gas, offset in part by a reduction in customer bills of $14.3 million, reflecting a refund of previously deferred credits, and other provisions of the gas rate agreement approved by the PSC in November 2000. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K. The decrease in operating income of $3.8 million reflects primarily increased transmission and distribution expenses ($0.9 million) and increased customer service expenses ($1.1 million).

Con Edison of New York's gas sales and transportation volumes for firm customers (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) increased 9.0 percent in the first quarter of 2001 compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the company's service territory increased 2.6 percent in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues increased $88.0 million and steam operating income increased $9.5 million for the first quarter of 2001 compared with the first quarter of 2000, reflecting an October 2000 rate increase and increased sales volumes. The higher revenues also reflect increased fuel and purchased power costs. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's steam sales volume (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) increased 2.5 percent in the 2001 period compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 1.0 percent.

Net Interest Charges

Net interest charges increased $9.7 million in the first quarter of 2001 compared to the 2000 period, principally reflecting $13.0 million of interest on increased long-term debt, offset by a $3.0 million decrease in interest related to short-term borrowings.

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

O&R's net income for common stock for the three-month period ended March 31, 2001 was $13.2 million, $2.5 million higher than the corresponding 2000 period. This increase was due primarily to a 3.0 percent increase in electric sales and the recognition in income in the 2001 period of $2.9 million of previously deferred credits pursuant to its New York gas rate agreement, offset in part by $0.7 million of electric rate reductions in the 2001 period pursuant to its New Jersey utility subsidiary's electric restructuring plan and $0.2 million of purchased power costs of its Pennsylvania subsidiary that are not recoverable from customers. See "Rate Regulation" in Note A to the O&R financial statements in Item 8 of the combined O&R, Con Edison and Consolidated Edison Company of New York, Inc. Annual Reports on Form 10-K for the year ended December 31, 2000 (File Nos. 1- 4315, 1-14514 and 1-1217, the Form 10-K).

A comparison of the results of operations of O&R for the three months ended March 31, 2001 to the three months ended March 31, 2000, follows.

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$47.3	25.9%
Purchased power - electric	15.1	27.7
Gas purchased for resale	25.3	52.3
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	6.9	8.7
Depreciation and amortization	1.0	14.7
Taxes, other than income tax	(1.2)	(7.4)
Income tax	3.7	70.5
Operating income	3.4	21.5
Other income less deductions and related income tax	(1.5)	(77.3)
Net interest charges	(0.6)	(8.2)
Net income for common stock	$2.5	23.0%

A discussion of O&R's operating revenues by business segment follows. O&R's principal business segments are its electric and gas utility businesses. For additional information about O&R's business segments, see the notes to the O&R financial statements included in Part I, Item 1 of this report.

Electric operating revenues increased $20.4 million in the first quarter of 2001 compared to the 2000 period. This increase was attributable primarily to an increase in sales volume and the billing to customers of higher purchased power costs in the 2001 period.

Electric sales volumes for the 2001 and 2000 periods are shown at the bottom of its consolidated income statement for those periods included in Part I, Item 1 of this report. Electric sales volumes in the three months ended March 31, 2001 increased 3.0 percent compared to the 2000 period. After adjusting for variations, principally weather and billing days, electricity sales volumes were 1.6 percent higher in the 2001 period, reflecting the continued strength of the economy in the company's service area. (Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed).

Purchased power costs increased $15.1 million during the first quarter of 2001 compared to the 2000 period. This increase is attributable primarily to increases in the cost of purchased power and higher customer sales. O&R and its New Jersey utility subsidiary recover all of their prudently incurred purchased power in accordance with rate provisions approved by their state public utility commissions. For O&R, the difference between the actual purchased power costs for a given month and the amounts billed to customers for that month is deferred for recovery from or refund to customers during the next billing cycle (normally within one or two months). For O&R's New Jersey utility subsidiary, differences between actual and billed electricity costs (which amounted to a cumulative excess of actual over billed costs of $35.9 million at March 31, 2001) are deferred for future charge or refund to customers, as the case may be. For O&R's Pennsylvania utility subsidiary, recovery of purchased power costs is limited to a predetermined fixed price and, as a result, in the first quarter of 2001 it incurred $0.2 million of purchased power costs that are not subject to recovery from customers. See "Rate Regulation" in Note A to the O&R financial statements in Item 8 of the Form 10-K.

Gas operating revenues increased $26.9 million in the 2001 period, compared to the 2000 period. The increase was due primarily to recovery from customers of higher gas costs and increases in firm transportation volumes in the 2001 period.

Gas sales volumes for the 2001 and 2000 periods are shown at the bottom of O&R's consolidated income statement for those periods included in Part I, Item 1 of this report. O&R's revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on gas operating income. After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volumes to firm customers were 9.8 percent lower for the 2001 period, compared to the 2000 period.

Gas purchased for resale increased $25.3 million in the first quarter of 2001 compared to the 2000 period, due primarily to higher gas costs.

Taxes other than income tax decreased by $1.2 million in the first quarter of 2001 compared to the 2000 period and state income taxes increased by a like amount, reflecting a change in New York law that effectively transferred the tax liability from a revenue based tax to a net income tax.

Income tax increased $3.7 million in the 2001 period compared to the 2000 period due primarily to the change in New York law and to higher income from operations.

Other income decreased $1.5 million in the first quarter of 2001 compared to the 2000 period. The 2000 period included a market gain of $1.9 million in relation to O&R's supplemental employee retirement plan. Excluding the impact of the gain, investment income increased $0.4 million, due primarily to more interest income earned on short-term investments, offset by an increase in income tax.

Interest charges decreased $0.6 million in the 2001 period compared to the 2000 period, due primarily to lower debt outstanding.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Con Edison

For information about Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this report and Item 7A of the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2000 (the Form 10-K), which information is incorporated herein by reference.

Con Edison of New York

For information about Con Edison of New York's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this report and Item 7A of the Form 10-K, which information is incorporated herein by reference.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

Con Edison

Northeast Utilities Litigation

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note D to the Con Edison financial statements included in Part I, Item 1 of this report (which information is incorporated herein by reference).

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits

Con Edison

Exhibit 12.1	Statement of computation of Con Edison's ratio of earnings to fixed charges for the twelve-month periods ended March 31, 2001 and 2000.

Con Edison of New York

Exhibit 10.2.1	Con Edison of New York Executive Incentive Plan, as amended and restated as of August 1, 2000.
Exhibit 10.2.2	Amendment No. 1 to the Con Edison of New York Deferred Income Plan, effective as of September 1, 2000.
Exhibit 12.2	Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the twelve-month periods ended March 31, 2001 and 2000.

O&R

Exhibit 12.3	Statement of computation of O&R's ratio of earnings to fixed charges for the twelve-month periods ended March 31, 2001 and 2000.
(b)
Reports on Form 8-K

Con Edison

Con Edison filed no Current Reports on Form 8-K during the quarter ended March 31, 2001.

Con Edison of New York

Con Edison of New York filed no Current Reports on Form 8-K during the quarter ended March 31, 2001.

O&R

O&R filed no Current Reports on Form 8-K during the quarter ended March 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.
Date: May 14, 2001	By	/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President, Chief Financial Officer and Duly Authorized Officer
Orange and Rockland Utilities, Inc.
Date: May 14, 2001	By	/s/ EDWARD J. RASMUSSEN Edward J. Rasmussen Vice President, Chief Financial Officer and Duly Authorized Officer