Form 10-Q
period 2002-06-30
CONSOLIDATED EDISON INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2002-08-12
CIK 1047862, 74778, 23632

QuickLinks -- Click here to rapidly navigate through this document

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended JUNE 30, 2002
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

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

As of the close of business on July 31, 2002, Consolidated Edison, Inc. ("Con Edison") had outstanding 213,144,081 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Consolidated Edison Company of New York, Inc. ("Con Edison of New York") and Orange and Rockland Utilities, Inc. ("O&R").

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

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As at
	June 30, 2002	December 31, 2001

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,335,704	$11,145,400
Gas	2,444,138	2,405,730
Steam	760,053	758,600
General	1,425,696	1,354,099

TOTAL	15,965,591	15,663,829
Less: Accumulated depreciation	4,576,424	4,472,994

NET	11,389,167	11,190,835
Construction work in progress	770,743	654,107

NET UTILITY PLANT	12,159,910	11,844,942

NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $25,048 and $21,289 in 2002 and 2001, respectively	463,176	291,039
Non-utility property, less accumulated depreciation of $14,484 and $11,235 in 2002 and 2001 respectively	130,728	112,394

NET PLANT	12,753,814	12,248,375

CURRENT ASSETS
Unrestricted cash and temporary cash investments	59,202	271,356
Restricted cash	13,824	69,823
Accounts receivable - customer, less allowance for uncollectible accounts of $33,632 and $34,775 in 2002 and 2001, respectively	640,183	613,733
Other receivables	236,772	124,343
Fuel, at average cost	13,253	18,216
Gas in storage, at average cost	70,971	111,507
Materials and supplies, at average cost	91,398	90,976
Prepayments	68,463	79,687
Other current assets	89,090	50,454

TOTAL CURRENT ASSETS	1,283,156	1,430,095

INVESTMENTS
Other	217,822	216,979

TOTAL INVESTMENTS	217,822	216,979

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	439,944	439,944
Intangible assets	83,903	85,783
Accrued pension credits	868,706	697,807
Regulatory assets
Future federal income tax	610,276	659,891
Recoverable energy costs	302,276	210,264
Sale of nuclear generating plant	124,463	170,241
Real estate sale costs - First Avenue properties	106,917	105,407
Deferred special retirement program costs	82,909	81,796
Accrued unbilled revenue	63,151	64,249
Deferred environmental remediation costs	61,451	62,559
Workers' compensation	55,453	62,109
Divestiture - capacity replacement reconciliation	58,850	58,850
Deferred revenue taxes	54,969	41,256
World Trade Center restoration costs	34,975	32,933
Other	111,599	88,260

TOTAL REGULATORY ASSETS	1,667,289	1,637,815
Other deferred charges and noncurrent assets	233,041	239,313

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,292,883	3,100,662

TOTAL	$17,547,675	$16,996,111

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As at
	June 30, 2002	December 31, 2001

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, authorized 500,000,000 shares; outstanding 213,043,030 shares and 212,257,244 shares	$1,514,493	$1,482,341
Retained earnings	5,276,276	5,251,017
Treasury stock, at cost; 23,210,700 shares and 23,230,850 shares	(1,001,241)	(1,002,107)
Capital stock expense	(35,412)	(35,547)
Accumulated other comprehensive income	(15,083)	(29,436)

TOTAL COMMON SHAREHOLDERS' EQUITY	5,739,033	5,666,268

Preferred stock	212,563	212,563
Long-term debt	5,935,001	5,501,217

TOTAL CAPITALIZATION	11,886,597	11,380,048

MINORITY INTERESTS	8,639	9,522
NONCURRENT LIABILITIES
Obligations under capital leases	39,801	41,088
Accumulated provision for injuries and damages	179,352	175,665
Pension and benefits reserve	234,165	187,739
Other noncurrent liabilities	39,551	30,159

TOTAL NONCURRENT LIABILITIES	492,869	434,651

CURRENT LIABILITIES
Long-term debt due within one year	196,630	310,950
Preferred stock to be redeemed in one year	37,050	37,050
Notes payable	165,657	343,722
Accounts payable	769,339	665,342
Customer deposits	221,347	214,121
Accrued taxes	96,909	146,657
Accrued interest	81,528	80,238
Accrued wages	75,218	77,131
Other current liabilities	341,632	372,404

TOTAL CURRENT LIABILITIES	1,985,310	2,247,615

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred income tax	2,368,229	2,235,295
Accumulated deferred investment tax credits	115,051	118,350
Regulatory liabilities
NYISO reconciliation	102,471	92,504
World Trade Center casualty loss	78,787	81,483
Gain on divestiture	42,182	59,030
Deposit from sale of First Avenue properties	50,000	50,000
Refundable energy costs	46,408	45,008
Accrued electric rate reduction	38,018	38,018
Transmission Congestion Contracts	78,757	4,896
Gas Rate Plan—World Trade Center Recovery	36,388	—
Other	201,657	185,188

TOTAL REGULATORY LIABILITIES	674,668	556,127
Other deferred credits	16,312	14,503

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	3,174,260	2,924,275

TOTAL	$17,547,675	$16,996,111

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$1,400,045	$1,531,949
Gas	242,355	305,394
Steam	70,488	89,666
Non-utility	187,351	185,206

TOTAL OPERATING REVENUES	1,900,239	2,112,215

OPERATING EXPENSES
Purchased power	752,587	766,678
Fuel	46,749	57,230
Gas purchased for resale	119,220	197,979
Other operations	230,496	278,123
Maintenance	98,863	116,340
Depreciation and amortization	122,126	136,782
Taxes, other than income taxes	269,253	256,661
Income taxes	60,927	86,600

TOTAL OPERATING EXPENSES	1,700,221	1,896,393

OPERATING INCOME	200,018	215,822

OTHER INCOME (DEDUCTIONS)
Investment income	403	1,840
Allowance for equity funds used during construction	1,915	258
Other income less miscellaneous deductions	2,229	(9,191)
Income taxes	1,975	1,552

TOTAL OTHER INCOME (DEDUCTIONS)	6,522	(5,541)

INCOME BEFORE INTEREST CHARGES	206,540	210,281
Interest on long-term debt	98,994	98,355
Other interest	8,205	9,536
Allowance for borrowed funds used during construction	(1,637)	(1,684)

NET INTEREST CHARGES	105,562	106,207

NET INCOME	$100,978	$104,074

PREFERRED STOCK DIVIDEND REQUIREMENTS	3,398	3,398

NET INCOME FOR COMMON STOCK	$97,580	$100,676

EARNINGS PER COMMON SHARE-BASIC	$0.46	$0.48

EARNINGS PER COMMON SHARE-DILUTED	$0.46	$0.48

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.555	$0.550

AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	212,756,843	212,115,094

AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	213,931,052	212,554,995

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Six Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$2,700,893	$3,239,323
Gas	716,219	1,007,213
Steam	211,954	347,918
Non-utility	370,312	404,024

TOTAL OPERATING REVENUES	3,999,378	4,998,478

OPERATING EXPENSES
Purchased power	1,466,083	1,775,284
Fuel	111,292	241,288
Gas purchased for resale	349,374	655,168
Other operations	467,095	539,531
Maintenance	198,571	244,786
Depreciation and amortization	242,569	271,866
Taxes, other than income taxes	536,484	564,469
Income taxes	170,471	203,772

TOTAL OPERATING EXPENSES	3,541,939	4,496,164

OPERATING INCOME	457,439	502,314

OTHER INCOME (DEDUCTIONS)
Investment income	1,105	4,623
Allowance for equity funds used during construction	6,121	501
Other income less miscellaneous deductions	501	(13,626)
Income taxes	16,067	7,138

TOTAL OTHER INCOME (DEDUCTIONS)	23,794	(1,364)

INCOME BEFORE INTEREST CHARGES	481,233	500,950
Interest on long-term debt	193,190	197,562
Other interest	18,768	20,023
Allowance for borrowed funds used during construction	(1,707)	(3,221)

NET INTEREST CHARGES	210,251	214,364

NET INCOME	$270,982	$286,586

PREFERRED STOCK DIVIDEND REQUIREMENTS	6,796	6,796

NET INCOME FOR COMMON STOCK	$264,186	$279,790

EARNINGS PER COMMON SHARE-BASIC	$1.24	$1.32

EARNINGS PER COMMON SHARE-DILUTED	$1.24	$1.32

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$1.11	$1.10

AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC	212,546,200	212,078,295

AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	213,677,032	212,439,716

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	As at
	June 30, 2002	December 31, 2001

	(Thousands of Dollars)
BALANCE, JANUARY 1	$5,251,017	$5,040,931
Less: Stock options exercised	3,059	5,430
Net income for the period	270,982	695,835

TOTAL	5,518,940	5,731,336

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative Preferred, at required annual rates	6,796	13,593
Common, $.555 and $2.20 per share, respectively	235,868	466,726

TOTAL DIVIDEND DECLARED	242,664	480,319

BALANCE AT END OF PERIOD	$5,276,276	$5,251,017

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$97,580	$100,676
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
INVESTMENT IN MARKETABLE EQUITY SECURITIES, NET OF ($118) AND $16 TAXES, RESPECTIVELY	(168)	23
MINIMUM PENSION LIABILITY ADJUSTMENTS, NET OF $0 AND $293 TAXES, RESPECTIVELY	-	293
UNREALIZED GAINS/(LOSSES) ON DERIVATIVES QUALIFIED AS HEDGES DUE TO CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF $0 AND $1,178 TAXES, RESPECTIVELY	-	850
UNREALIZED GAINS/(LOSSES) ON DERIVATIVES QUALIFIED AS HEDGES, NET OF ($634) AND ($8,253) TAXES, RESPECTIVELY	(886)	(10,439)
LESS: RECLASSIFICATION ADJUSTMENT FOR GAINS/(LOSSES)INCLUDED IN NET INCOME, NET OF $353 AND ($1,415) TAXES, RESPECTIVELY	506	(2,639)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(1,560)	(6,634)

COMPREHENSIVE INCOME	$96,020	$94,042

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Six Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$264,186	$279,790
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
INVESTMENT IN MARKETABLE EQUITY SECURITIES, NET OF ($245) AND ($279) TAXES, RESPECTIVELY	(348)	(189)
MINIMUM PENSION LIABILITY ADJUSTMENTS, NET OF ($2,049) AND ($1,656) TAXES, RESPECTIVELY	(2,959)	(2,055)
UNREALIZED GAINS/(LOSSES) ON DERIVATIVES QUALIFIED AS HEDGES DUE TO CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF $0 AND ($5,587) TAXES, RESPECTIVELY	-	(8,050)
UNREALIZED GAINS/(LOSSES) ON DERIVATIVES QUALIFIED AS HEDGES, NET OF $6,990 AND ($8,659) TAXES, RESPECTIVELY	9,971	(12,452)
LESS: RECLASSIFICATION ADJUSTMENT FOR GAINS/(LOSSES) INCLUDED IN NET INCOME, NET OF ($5,413) AND ($378) TAXES, RESPECTIVELY	(7,689)	(713)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	14,353	(22,033)

COMPREHENSIVE INCOME	$278,539	$257,757

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$270,982	$286,586
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	242,569	271,866
Income tax deferred (excluding taxes resulting from divestiture of plant)	94,713	(55,354)
Common equity component of allowance for funds used during construction	(6,121)	(501)
Accrued pension credits	(170,900)	(161,285)
Other non-cash charges	20,229	6,534
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customer, less allowance for uncollectibles	(26,450)	160,808
Materials and supplies, including fuel and gas in storage	45,077	3,305
Other receivables	(112,429)	37,174
Prepayments (other than pensions) and other current assets	(27,412)	94,307
Deferred recoverable energy costs	(92,012)	85,048
Cost of removal less salvage	(64,240)	(44,570)
Accounts payable	103,997	(207,739)
Other-net	71,638	(76,880)

NET CASH FLOWS FROM OPERATING ACTIVITIES	349,641	399,299

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Utility construction expenditures	(506,360)	(448,215)
Nuclear fuel expenditures	-	(6,229)
Contributions to nuclear decommissioning trust	-	(10,650)
Common equity component of allowance for funds used during construction	6,121	501
Divestiture of utility plant (net of federal income tax)	-	99,951
Investments by unregulated subsidiaries	(468)	(12,435)
Non-utility plant	(175,896)	(37,728)

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(676,603)	(414,805)

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Net proceeds from short-term debt	(45,001)	(32,776)
Additions to long-term debt	625,000	624,600
Retirement of long-term debt	(300,000)	(150,000)
Issuance and refunding costs	(10,602)	(14,846)
Funds held for refunding of NYSERDA Notes	-	(224,600)
Common stock dividends	(235,868)	(233,271)
Issuance of common stock	32,076	-
Preferred stock dividends	(6,796)	(6,796)

NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES INCLUDING DIVIDENDS	58,809	(37,689)

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS	(268,153)	(53,195)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	341,179	94,828

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30	$73,026	$41,633

LESS: RESTRICTED CASH	13,824	-

BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS	$59,202	$41,633

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CON EDISON

Note A - General

These footnotes accompany and form an integral part of the interim consolidated financial statements of Consolidated Edison, Inc. (Con Edison) and its subsidiaries, including the regulated utility Consolidated Edison Company of New York, Inc. (Con Edison of New York), the regulated utility Orange and Rockland Utilities, Inc. (O&R) and several non-utility subsidiaries. These financial statements are unaudited but, in the opinion of Con Edison's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited Con Edison financial statements (including the notes thereto) included in the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2001 (the Form 10-K). Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Earnings Per Common Share

For the three months ended June 30, 2002 and 2001, the weighted average number of shares used to calculate the diluted earnings per common share included dilutive common stock equivalents of approximately 1,174,209 shares and 439,901 shares, respectively. For the six months ended June 30, 2002 and 2001, the weighted average number of shares used to calculate the diluted earnings per common share included dilutive common stock equivalents of approximately 1,130,832 shares and 361,421 shares, respectively. Stock options to purchase 6.35 million and 5.34 million common shares for the three months and 6.39 million and 5.42 million common shares for the six months ended June 30, 2002 and 2001, respectively, were not included in the respective period's computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. See "Earnings Per Common Share" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Note B - Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of Con Edison's utility subsidiaries and may be present in their facilities and equipment.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liabilities upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred.

At June 30, 2002, Con Edison had accrued $129 million as its best estimate of the utility subsidiaries' liability for sites as to which they have received process or notice alleging that hazardous substances generated by them (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability relating to these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison's financial position, results of operations or liquidity.

Con Edison's utility subsidiaries are permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At June 30, 2002, $61.5 million of such costs had been deferred as regulatory assets.

Suits have been brought in New York State and federal courts against Con Edison's utility subsidiaries and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the utility subsidiaries. The suits that have been resolved, which are many, have been resolved without any payment by the utility subsidiaries, or for amounts that were not, in the aggregate, material to the company. The amounts specified in all the remaining suits total billions of dollars but Con Edison believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to Con Edison at this time, these suits are not expected to have a material adverse effect on Con Edison's financial position, results of operations or liquidity. At June 30, 2002, the company had accrued an $8.7 million provision as its best estimate of liability for these suits and deferred a like amount as a regulatory asset.

Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to Con Edison at this time, these claims are not expected to have a material adverse effect on Con Edison's financial position, results of operations or liquidity. At June 30, 2002, Con Edison had accrued a $134 million provision as its best estimate of the utility subsidiaries' liability for workers' compensation claims, including those related to asbestos exposure. Of this amount $55.5 million was deferred as a regulatory asset.

Note C - Nuclear Generation

The New York State Public Service Commission (PSC) is investigating the February 2000 to January 2001 outage of the nuclear generating unit sold by Con Edison of New York in September 2001, its causes and the prudence of the company's actions regarding the operation and maintenance of the generating unit. The proceeding covers, among other things, Con Edison of New York's inspection practices, the circumstances surrounding prior outages, the basis for postponement of the unit's steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

Con Edison of New York has billed to customers replacement power costs for the outage incurred prior to August 2000 and after October 2000, but not approximately $90 million of replacement power costs incurred in August through October 2000. Con Edison of New York has also accrued a $40 million liability for the possible disallowance of replacement power costs that it had previously recovered from customers.

On June 5, 2002, the United States Court of Appeals for the Second Circuit unanimously affirmed the October 2000 decision by the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., in which the district court had determined that the New York State law that directed the PSC to prohibit Con Edison of New York from recovering replacement power costs for the outage from customers was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. Unless extended by a Justice of the United States Supreme Court, defendants have 90 days from entry of the decision to seek a writ of certiorari to the Supreme Court.

The company is unable to predict whether or not any proceedings, lawsuits, legislation or other actions relating to the nuclear generating unit will have a material adverse effect on its financial position, results of operations or liquidity.

Note D - Northeast Utilities

In March 2001, Con Edison commenced an action in the United States District Court for the Southern District of New York, entitled Consolidated Edison, Inc. v. Northeast Utilities, seeking a declaratory judgment that Northeast Utilities has failed to meet certain conditions precedent to Con Edison's obligation to complete its acquisition of Northeast Utilities pursuant to their agreement and plan of merger, dated October 13, 1999, as amended and restated as of January 11, 2000 (the merger agreement). In May 2001 Con Edison amended its complaint. As amended, Con Edison's complaint seeks, among other things, recovery of damages sustained by it as a result of the material breach of the merger agreement by Northeast Utilities and the court's declaration that under the merger agreement Con Edison has no further or continuing obligations to Northeast Utilities, and that Northeast Utilities has no further or continuing rights against Con Edison.

In June 2001, Northeast Utilities withdrew the separate action it commenced in March 2001 in the same court and filed as a counter-claim to Con Edison's amended complaint its claim that Con Edison materially breached the merger agreement and that as a result Northeast Utilities and its shareholders have suffered substantial damages, including the difference between the consideration to be paid to Northeast Utilities shareholders pursuant to the merger agreement and the market value of Northeast Utilities common stock, expenditures in connection with regulatory approvals and lost business opportunities. Pursuant to the merger agreement, Con Edison had agreed to acquire Northeast Utilities for $26.00 per share (an estimated aggregate of not more than $3.9 billion) plus $0.0034 per share for each day after August 5, 2000 through the day prior to the completion of the transaction, payable 50 percent in cash and 50 percent in stock.

Con Edison believes that Northeast Utilities has materially breached the merger agreement, and that Con Edison has not materially breached the merger agreement. Con Edison believes it is not obligated to acquire Northeast Utilities because Northeast Utilities does not meet the merger agreement's conditions that Northeast Utilities perform all of its obligations under the merger agreement. Those obligations include the obligation that it carry on its businesses in the ordinary course consistent with past practice; that the representations and warranties made by it in the merger agreement were true and correct when made and remain true and correct; and that there be no material adverse change with respect to Northeast Utilities.

Both parties have filed motions for summary judgement. Con Edison is unable to predict whether or not any Northeast Utilities related lawsuits or other actions will have a material adverse effect on Con Edison's financial position, results of operations or liquidity.

Note E - Leases

In accordance with SFAS No. 13 "Accounting for Leases" and related Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) issue statements, a 525 MW electric generating facility being developed under an operating lease arrangement by a Con Edison unregulated subsidiary in Newington, New Hampshire (the Newington Project) and the related lease obligations are not included in Con Edison's consolidated balance sheet.

In June 2002, the FASB issued an exposure draft of a proposed Interpretation on "Consolidation of Certain Special Purpose Entities" (SPEs). If the exposure draft were adopted in its current form, Con Edison would be required to include the Newington Project and the related lease obligations on its consolidated balance sheet. Con Edison estimates that this would result in a decrease in annual net income of approximately $4 million (after tax) and increases of approximately $350 million in non-utility plant and long-term debt.

Completion of construction of the Newington Project is now scheduled for later in 2002, and the company's unregulated subsidiary and the construction contractor are disputing whether the subsidiary is entitled to damages for a delay in completion and whether the contractor is entitled to additional project costs. Con Edison does not expect that this dispute will have a material adverse effect on its financial position, results of operations or liquidity.

As part of a broad initiative, the Internal Revenue Service is reviewing certain categories of transactions. Among these are transactions in which a taxpayer leases property and then immediately subleases it back to the lessor (termed "Lease In/Lease Out," or LILO transactions). In 1997 and 1999, Con Edison unregulated subsidiaries invested $93 million in two LILO transactions, involving gas distribution and electric generating facilities in the Netherlands.

For additional information, see Note J to financial statements included in the Form 10-K.

Note F - Derivative Instruments and Hedging Activities

As of January 2001 Con Edison adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" (collectively, SFAS No. 133).

Energy Price Hedging

Con Edison's subsidiaries use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas (Hedges). As of June 30, 2002, the fair value of the derivatives for such use was $25.9 million, comprised of $15.5 million at the regulated utility subsidiaries and $10.4 million at the unregulated subsidiaries.

Con Edison's utility subsidiaries, pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," defer recognition in income of gains and losses on a Hedge until the underlying transaction is completed. Pursuant to rate provisions that permit the recovery of the cost of purchased power and gas, Con Edison's utility subsidiaries credit or charge to their customers gains or losses on

Hedges and related transaction costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K.

To the extent SFAS No. 71 does not allow deferred recognition in income, Con Edison's utility subsidiaries have elected special hedge accounting pursuant to SFAS No. 133 (Cash Flow Hedge Accounting). Con Edison Solutions (which provides competitive gas and electric supply and energy-related products and services) has also elected Cash Flow Hedge Accounting. Con Edison Energy accounts for its trading activities in accordance with EITF No. 98-10 (see below).

Pursuant to Cash Flow Hedge Accounting, except as described in the following paragraph, the mark-to-market unrealized gain or loss on each Hedge is recorded in other comprehensive income and reclassified to income at the time the underlying transaction is completed. Upon adoption of SFAS No. 133, Con Edison's subsidiaries recognized after-tax transition gains of $1.7 million in other comprehensive income and $0.4 million in income. For the quarters ended June 30, 2002 and 2001, the company recognized in other comprehensive income unrealized after-tax net gains of $2.7 million and after-tax net losses of $12.7 million, respectively, relating to the subsidiaries' Hedges for which Cash Flow Hedge Accounting was used. For the six months ended June 30, 2002 and 2001, the company recognized in other comprehensive income unrealized after-tax net gains of $13.2 million and after-tax net losses of $12.3 million, respectively. The company reclassified to income from accumulated other comprehensive income after-tax net gains of $1.5 million for the second quarter of 2002, compared with after-tax net losses of $2.4 million for the second quarter of 2001. For the six months ended June 30, 2002 and 2001, the company reclassified to income from accumulated other comprehensive income after-tax net losses of $5.7 million and $0.5 million, respectively. These amounts, which were recognized in net income as fuel or purchased power costs, were largely offset by directionally opposite changes in the market value of the underlying commodities. As of June 30, 2002, the subsidiaries' Hedges for which Cash Flow Hedge Accounting was used were for a term of less than two years and $5.2 million of after-tax net gains relating to such Hedges were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Under Cash Flow Hedge Accounting, any gain or loss relating to any portion of a Hedge determined to be "ineffective" is recognized in income in the period in which such determination is made. As a result, changes in the value of a Hedge may be recognized in income in an earlier period than the period in which the underlying transaction is recognized in income. The company expects, however, that these changes in values will be offset, at least in part, when the underlying transactions are recognized in income. For the second quarter of 2002, the company recognized in income mark-to-market unrealized pre-tax net gains of $3.4 million compared with unrealized pre-tax net losses of $8.9 million for the second quarter of 2001, relating to derivative transactions at Con Edison Solutions that were determined to be "ineffective." For the six months ended June 30, 2002 and 2001, with respect to such hedges, the company recognized in income mark-to-market unrealized pre-tax net gains of $6.5 million and pre-tax net losses of $9.9 million, respectively.

Con Edison Energy (which markets specialized energy supply services to wholesale customers) enters into over-the-counter and exchange traded contracts for the purchase and sale of electricity and installed capacity, gas or oil (which may provide for either physical or financial settlement) and is considered an "energy trading organization" required to account for such trading activities in accordance with FASB EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." With respect to such contracts entered into by Con Edison Energy, Con Edison recognized in income unrealized mark-to-market pre-tax net losses of $0.6 million and pre-tax net gains of $1.3 million for the second quarters of 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, the company recognized in income unrealized mark-to-market pre-tax net gains of $3.8 million and $9.2 million, respectively. As of June 30, 2002, the fair value of the energy trading contracts was $15.0 million.

Interest Rate Hedging

O&R and Con Edison Development (which invests in and manages energy infrastructure projects) use Cash Flow Hedge Accounting for their interest rate swap agreements as described below. As of June 30, 2002, the fair value of the O&R interest rate swap was a loss of $15.4 million, and the fair value of the Con Edison Development interest rate swap was a loss of $6.7 million.

In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds, 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. Upon adoption of SFAS No. 133, the company recognized in other comprehensive income after-tax transition adjustment losses relating to the swap agreement of $8.1 million. For the second quarter of 2002, the company recognized in other comprehensive income unrealized after-tax losses of $1.6 million compared with unrealized after-tax gains of $0.4 million for the second quarter of 2001. For the six months ended June 30, 2002 and 2001, the company recognized in other comprehensive income unrealized after-tax losses of $1.4 million and after-tax gains of $0.1 million, respectively. During the second quarters of 2002 and 2001, $0.4 million and $0.5 million, respectively, of after-tax losses were reclassified from accumulated other comprehensive income to income. For the six months ended June 30, 2002 and 2001, the company reclassified from accumulated other comprehensive income to income after-tax net losses of $0.8 million and $0.5 million, respectively. As of June 30, 2002, $1.1 million of after-tax losses relating to the swap agreement were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

In connection with $90 million of variable rate loans relating to the Lakewood electric generating plant, Con Edison Development has swap agreements pursuant to which it pays interest at a fixed rate of 6.68 percent and is paid interest at a variable rate equal to the three-month London Interbank Offered Rate. Upon adoption of SFAS No. 133, the company recognized in other comprehensive income after-tax transition adjustment losses relating to the swap agreements of $1.6 million. For the second quarter of 2002, the company recognized in other comprehensive income unrealized after-tax losses of $1.9 million compared with unrealized after-tax gains of $1.8 million for the second quarter of 2001. For the six months ended June 30, 2002 and 2001, the company recognized in other comprehensive income unrealized after-tax losses of $1.8 million and $0.2 million, respectively. During the second quarter of

2002 and 2001, $0.6 million after-tax losses and $0.3 million after-tax gains, respectively, were reclassified from accumulated other comprehensive income to income. For the six months ended June 30, 2002 and 2001, $1.2 million after-tax losses and $0.3 million of after-tax gains, respectively, were reclassified from accumulated other comprehensive income to income. As of June 30, 2002, $2.3 million of after-tax losses relating to the swap agreements were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Comprehensive Income

Unrealized gains/(losses) on derivatives, net of tax, included in accumulated other comprehensive income for the three months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended
	June 30, 2002	June 30, 2001

	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle net of $0 and $1.2 taxes	$-	$0.9
Unrealized gains/(losses) on derivatives qualified as hedges, net of ($0.6) and ($7.6) taxes	(0.9)	(10.4)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $0.4 and ($1.6) taxes	0.5	(2.6)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$(1.4)	$(6.9)

Unrealized gains/(losses) on derivatives, net of tax, included in accumulated other comprehensive income for the six months ended June 30, 2002 and 2001 were as follows:

	Six Months Ended
	June 30, 2002	June 30, 2001

	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $0 and ($5.6) taxes	$-	$(8.0)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $7.0 and ($8.7) taxes	10.0	(12.5)
Less: Reclassification adjustment for gains/(losses) included in net income, net of ($5.4) and ($0.4) taxes	(7.7)	(0.7)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$17.7	$(19.8)

Note G - Financial Information by Business Segment

Con Edison's business segments were determined based on similarities in economic characteristics, the regulatory environment, and management's reporting requirements. Con Edison's principal business segments are:

  •
  Regulated Electric - consists of regulated utility activities of Con Edison of New York and O&R relating to the generation, transmission and distribution of electricity in New York, New Jersey and Pennsylvania.
  •
  Regulated Gas - consists of regulated utility activities of Con Edison of New York and O&R relating to the transportation, storage and distribution of natural gas in New York and Pennsylvania.

  •
  Regulated Steam - consists of regulated utility activities of Con Edison of New York relating to the generation and distribution of steam in New York.
  •
  Unregulated subsidiaries - represents the operations of the competitive electric and gas supply and energy-related products and services businesses and the operations of the affiliates that invest in energy infrastructure and telecommunications projects.
  •
  Other - includes the operations of the parent company, Con Edison, and consolidation adjustments.

All revenues of Con Edison's business segments, excluding revenues earned by an unregulated subsidiary on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States. Also, all assets, excluding certain investments in energy infrastructure projects by an unregulated subsidiary, are located in the United States and are materially consistent with segment assets as disclosed in the Form 10-K. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Common services shared by the business segments (shared services) are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for business segments are as follows:

CONSOLIDATED EDISON, INC.
SEGMENT FINANCIAL INFORMATION
$000'S

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	Regulated Electric		Regulated Steam
	2002	2001	2002	2001

Operating revenues	$1,400,045	$1,531,949	$70,488	$89,666
Intersegment revenues	2,617	3,213	429	485
Depreciation and amortization	93,599	107,153	4,571	4,431
Operating income	$183,365	$183,986	$(4,280)	$(5,422)
	Regulated Gas		Unregulated Subsidiaries & Other
	2002	2001	2002	2001

Operating revenues	$242,355	$305,394	$187,351	$185,206
Intersegment revenues	839	872	10,262	2,830
Depreciation and amortization	19,073	18,016	4,883	7,182
Operating income	$19,269	$30,240	$1,664	$7,018
	Total
	2002	2001

Operating revenues	$1,900,239	$2,112,215
Intersegment revenues	14,147	7,400
Depreciation and amortization	122,126	136,782
Operating income	$200,018	$215,822

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	Regulated Electric		Regulated Steam
	2002	2001	2002	2001

Operating revenues	$2,700,893	$3,239,323	$211,954	$347,918
Intersegment revenues	4,433	6,742	905	951
Depreciation and amortization	186,070	213,252	9,135	8,836
Operating income	$307,629	$333,117	$22,386	$34,452
	Regulated Gas		Unregulated Subsidiaries & Other
	2002	2001	2002	2001

Operating revenues	$716,219	$1,007,213	$370,312	$404,024
Intersegment revenues	1,635	1,591	18,282	5,166
Depreciation and amortization	37,921	35,757	9,443	14,021
Operating income	$116,718	$128,170	$10,706	$6,575
	Total
	2002	2001

Operating revenues	$3,999,378	$4,998,478
Intersegment revenues	25,255	14,450
Depreciation and amortization	242,569	271,866
Operating income	$457,439	$502,314

Note H - New Financial Accounting Standards

On January 1, 2002, Con Edison adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill (i.e., the excess of cost over fair value of the assets of a business acquired) and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The goodwill impairment test is a two-step process. The first step identifies potential impairments by comparing the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value is less than the carrying amount, the second step of the impairment test is performed. The second step compares the implied fair value determined in the same manner as the amount of goodwill recognized in a business combination pursuant to SFAS No. 141, "Business Combination," to its carrying amount to determine the amount of the impairment, if any.

Con Edison currently has $439.9 million of recorded goodwill relating to the 1999 acquisition of O&R and certain generating assets owned by Con Edison Development. The company completed the first step of the goodwill impairment test, which indicated that the $34.1 million (approximately $20 million after tax) of goodwill related to Con Edison Development is impaired. Con Edison will complete the second step of the impairment test before the end of the year and will recognize any impairment charge as a cumulative effect of a change in accounting principle at January 1, 2002. There is no impairment of the $405.8 million of goodwill related to the acquisition of O&R.

Had Con Edison been accounting for goodwill under SFAS No. 142 for all periods presented, its net income and earnings per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

	(Millions of dollars, except per share data)
Reported net income	$97.6	$100.7	$264.2	$279.8
Add back: goodwill amortization (net of tax)	-	2.7	-	5.8

Adjusted net income	$97.6	$103.4	$264.2	$285.6

Basic and diluted earnings per share:
Reported	$0.46	$0.48	$1.24	$1.32
Goodwill amortization (net of tax)	-	0.01	-	0.03

Adjusted	$0.46	$0.49	$1.24	$1.35

Con Edison's definite life intangible asset relates to a power purchase agreement of an unregulated subsidiary, and is being amortized on a straight-line basis over its 25-year contract period. At June 30, 2002, the gross carrying amount and accumulated amortization were $91.7 million and $7.8 million, respectively. Amortization expense was $1.9 million for the six months ended June 30, 2002, and is estimated to be $3.7 million per year from 2002 to 2006.

In June 2002, the EITF discussed EITF Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Task Force reached a final consensus that revenue resulting from energy trading contracts, whether realized or unrealized and whether financially or physically settled, should be shown net in the income statement. The consensus also expanded disclosure requirements for energy trading activities. The new ruling, which applies to Con Edison Energy, is effective for periods ending after July 2002 with reclassification of prior period amounts required. The reclassification will reduce Con Edison's non-utility revenues and costs for purchased power and gas by $245 million in 2001 and $114 million in 2000 (about 2.5 percent and 1.2 percent, respectively, of Con Edison's total operating revenues in those years). For the six-month period ended June 30, 2002, revenues and costs will be reduced by $104 million (2.6 percent of Con Edison's total operating revenues). The adoption of EITF Issue No. 02-3 will have no material impact on Con Edison's consolidated financial position or results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations," which Con Edison is required to adopt on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity will capitalize the cost by increasing the amount of the related asset. The liability will be increased to its present value each period and the capitalized cost will be depreciated over the useful life of the related asset. Upon retirement of the asset, the entity will settle the obligation for the amount recorded or incur a gain or loss. Con Edison has not yet determined the impact of this standard on its consolidated financial position or results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which Con Edison adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that all long-lived assets held for sale or meeting other specified criteria be measured at the lower of book value or fair value less cost to sell. The standard also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 had no impact on Con Edison's consolidated financial position or results of operations.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was issued in April 2002, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." The provisions of this section are effective January 1, 2003. Con Edison does not expect that adoption of the standard will have a material adverse effect on its consolidated financial position or results of operations.

This Statement also amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic impact similar to sale-leaseback transactions and amends certain other authoritative pronouncements. These provisions of SFAS No. 145, adopted in May 2002, had no impact on Con Edison's consolidated financial position or results of operations.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which Con Edison is required to adopt on January 1, 2003, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Con Edison does not expect that adoption of the standard will have a material adverse effect on its consolidated financial position or results of operations.

Consolidated Edison of New York, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As at
	June 30, 2002	December 31, 2001

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$10,618,480	$10,441,779
Gas	2,147,474	2,113,664
Steam	760,053	758,600
General	1,313,442	1,241,746

Total	14,839,449	14,555,789
Less: Accumulated depreciation	4,178,523	4,083,760

Net	10,660,926	10,472,029
Construction work in progress	748,970	626,835

NET UTILITY PLANT	11,409,896	11,098,864

NON-UTILITY PLANT
Non-utility property	25,001	29,408

NET PLANT	11,434,897	11,128,272

CURRENT ASSETS
Cash and temporary cash investments	33,957	264,776
Accounts receivable — customer, less allowance for uncollectible accounts of $28,287 and $29,400 in 2002 and 2001, respectively	531,763	527,635
Other receivables	185,093	63,885
Accounts receivable from affiliated companies	42,367	27,929
Fuel, at average cost	11,701	16,719
Gas in storage, at average cost	54,871	85,534
Materials and supplies, at average cost	82,737	82,301
Prepayments	44,986	58,628
Other current assets	34,767	33,247

TOTAL CURRENT ASSETS	1,022,242	1,160,654

INVESTMENTS
Other	5,325	4,950

TOTAL INVESTMENTS	5,325	4,950

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Accrued pension credits	868,706	697,807
Regulatory assets
Future federal income tax	574,131	624,625
Sale of nuclear generating unit	124,463	170,241
Recoverable energy costs	218,409	121,748
Real estate sale costs — First Avenue properties	106,917	105,407
Workers' compensation	55,453	60,466
Divestiture — capacity replacement reconciliation	58,850	58,850
Accrued unbilled gas revenue	43,594	43,594
Deferred special retirement program costs	39,918	42,197
Deferred revenue taxes	47,968	34,404
World Trade Center restoration costs	34,975	32,933
Other	101,815	83,180

TOTAL REGULATORY ASSETS	1,406,493	1,377,645
Other deferred charges and noncurrent assets	175,125	149,490

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	2,450,324	2,224,942

TOTAL	$14,912,788	$14,518,818

The accompanying notes are an integral part of these financial statements.

Consolidated Edison of New York, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As at
	June 30, 2002	December 31, 2001

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock	$1,482,341	$1,482,341
Repurchased Consolidated Edison, Inc. common stock	(962,092)	(962,092)
Retained earnings	4,241,232	4,185,575
Capital stock expense	(35,412)	(35,547)
Accumulated other comprehensive income	(4,566)	(4,472)

TOTAL COMMON SHAREHOLDERS' EQUITY	4,721,503	4,665,805

Preferred stock
$5 Cumulative Preferred	175,000	175,000
4.65% Series C	15,330	15,330
4.65% Series D	22,233	22,233

TOTAL PREFERRED STOCK	212,563	212,563

Long-term debt	5,161,291	5,011,752

TOTAL CAPITALIZATION	10,095,357	9,890,120

NONCURRENT LIABILITIES
Obligations under capital leases	39,801	41,088
Accumulated provision for injuries and damages	168,086	163,632
Pension and benefits reserve	138,992	101,759
Other noncurrent liabilities	12,187	12,187

TOTAL NONCURRENT LIABILITIES	359,066	318,666

CURRENT LIABILITIES
Long-term debt due within one year	150,000	300,000
Preferred stock to be redeemed in one year	37,050	37,050
Notes payable	84,000	–
Accounts payable	630,785	589,696
Accounts payable to affiliated companies	24,491	8,441
Customer deposits	206,826	204,873
Accrued taxes	88,734	141,259
Accrued interest	68,570	73,311
Accrued wages	70,769	71,177
Other current liabilities	267,796	270,109

TOTAL CURRENT LIABILITIES	1,629,021	1,695,916

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax	2,122,795	2,022,638
Accumulated deferred investment tax credits	108,867	111,925
Regulatory liabilities
NYISO reconciliation	102,471	92,504
World Trade Center casualty loss	78,787	81,483
Gain on divestiture	36,806	52,784
Deposit from sale of First Avenue properties	50,000	50,000
Accrued electric rate reduction	38,018	38,018
DC service incentive	32,869	28,455
Transmission Congestion Contracts	78,757	4,896
Gas Rate Plan–World Trade Center Recovery	36,388	–
Other	143,586	131,413

TOTAL REGULATORY LIABILITIES	597,682	479,553

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	2,829,344	2,614,116

TOTAL	$14,912,788	$14,518,818

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Of New York, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$1,282,627	$1,396,411
Gas	215,107	269,327
Steam	70,488	89,666

TOTAL OPERATING REVENUES	1,568,222	1,755,404

OPERATING EXPENSES
Purchased power	560,292	593,956
Fuel	40,677	46,020
Gas purchased for resale	96,666	133,476
Other operations	177,219	228,890
Maintenance	92,463	109,960
Depreciation and amortization	108,751	121,526
Taxes, other than income taxes	251,305	238,736
Income taxes	55,076	83,692

TOTAL OPERATING EXPENSES	1,382,449	1,556,256

OPERATING INCOME	185,773	199,148

OTHER INCOME (DEDUCTIONS)
Investment income	39	118
Allowance for equity funds used during construction	1,915	258
Other income less miscellaneous deductions	1,866	1,796
Income taxes	999	(514)

TOTAL OTHER INCOME (DEDUCTIONS)	4,819	1,658

INCOME BEFORE INTEREST CHARGES	190,592	200,806
Interest on long-term debt	84,441	88,817
Other interest	7,129	7,085
Allowance for borrowed funds used during construction	(1,575)	(1,388)

NET INTEREST CHARGES	89,995	94,514

NET INCOME	100,597	106,292

PREFERRED STOCK DIVIDEND REQUIREMENTS	3,398	3,398

NET INCOME FOR COMMON STOCK	$97,199	$102,894

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Of New York, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Six Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$2,491,384	$2,979,610
Gas	623,949	866,768
Steam	211,954	347,918

TOTAL OPERATING REVENUES	3,327,287	4,194,296

OPERATING EXPENSES
Purchased power	1,115,864	1,375,943
Fuel	101,536	216,335
Gas purchased for resale	277,093	498,504
Other operations	364,512	444,187
Maintenance	186,414	231,174
Depreciation and amortization	216,174	241,527
Taxes, other than income taxes	500,224	526,931
Income taxes	149,953	192,927

TOTAL OPERATING EXPENSES	2,911,770	3,727,528

OPERATING INCOME	415,517	466,768

OTHER INCOME (DEDUCTIONS)
Investment income	101	274
Allowance for equity funds used during construction	6,121	501
Other income less miscellaneous deductions	3,266	624
Income taxes	13,133	4,121

TOTAL OTHER INCOME (DEDUCTIONS)	22,621	5,520

INCOME BEFORE INTEREST CHARGES	438,138	472,288
Interest on long-term debt	169,355	178,494
Other interest	15,717	14,979
Allowance for borrowed funds used during construction	(1,584)	(2,695)

NET INTEREST CHARGES	183,488	190,778

NET INCOME	254,650	281,510

PREFERRED STOCK DIVIDEND REQUIREMENTS	6,796	6,796

NET INCOME FOR COMMON STOCK	$247,854	$274,714

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	As at
	June 30, 2002	December 31, 2001

	(Thousands of Dollars)
BALANCE, JANUARY 1	$4,185,575	$3,995,825
Net income for the period	254,650	663,061

TOTAL	4,440,225	4,658,886

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative preferred, at required annual rates	6,796	13,593
Common	192,197	459,718

TOTAL DIVIDENDS DECLARED	198,993	473,311

BALANCE AT END OF PERIOD	$4,241,232	$4,185,575

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$97,199	$102,894
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $0 and $294 taxes, respectively	–	294
Unrealized gains/(losses) on derivatives qualified as hedges, net of $226 and ($1,757) taxes, respectively	326	(2,509)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $116 and ($288) taxes, respectively	167	(412)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	159	(1,803)

COMPREHENSIVE INCOME	$97,358	$101,091

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Six Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$247,854	$274,714
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of ($1,882) and ($1,593) taxes, respectively	(2,721)	(2,118)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $1,899 and ($1,757) taxes, respectively	2,724	(2,509)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $66 and ($288) taxes, respectively	97	(412)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(94)	(4,215)

COMPREHENSIVE INCOME	$247,760	$270,499

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$254,650	$281,510
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	216,174	241,527
Income tax deferred (excluding taxes resulting from divestiture of plant)	85,606	(71,248)
Common equity component of allowance for funds used during construction	(6,121)	(501)
Accrued pension credits	(170,899)	(161,285)
Other non-cash charges	8,402	24,423
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customer, less allowance for uncollectibles	(4,127)	131,339
Materials and supplies, including fuel and gas in storage	35,245	4,348
Other receivables	(121,208)	16,434
Prepayments (other than pensions) and other current assets	13,734	64,240
Deferred recoverable energy costs	(96,661)	81,742
Cost of removal less salvage	(63,449)	(43,894)
Accounts payable	41,089	(200,316)
Other-net	176,133	13,415

NET CASH FLOWS FROM OPERATING ACTIVITIES	368,568	381,734

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(490,167)	(456,045)
Nuclear fuel expenditures	-	(6,229)
Contributions to nuclear decommissioning trust	-	(10,650)
Divestiture of utility plant (net of federal income tax)	-	99,951
Common equity component of allowance for funds used during construction	6,121	501

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(484,046)	(372,472)

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Net proceeds from short-term debt	84,000	(36,772)
Additions to long-term debt	300,000	624,600
Retirement of long-term debt	(300,000)	(150,000)
Funds held for refunding NYSERDA Notes	-	(224,600)
Issuance and refunding costs	(348)	(14,846)
Common stock dividends	(192,197)	(233,271)
Preferred stock dividends	(6,796)	(6,796)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(115,341)	(41,685)

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS	(230,819)	(32,423)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	264,776	70,273

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30	$33,957	$37,850

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -
CON EDISON OF NEW YORK

Note A - General

These footnotes accompany and form an integral part of the interim consolidated financial statements of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and its subsidiaries. Consolidated Edison, Inc. (Con Edison) owns all of the outstanding common stock of Con Edison of New York. These financial statements are unaudited but, in the opinion of Con Edison of New York's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited Con Edison of New York financial statements (including the notes thereto) included in the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. Annual Reports on Form 10-K for the year ended December 31, 2001 (the Form 10-K). Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Note B - Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of Con Edison of New York and may be present in its facilities and equipment.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liabilities, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred.

At June 30, 2002, Con Edison of New York had accrued $92.2 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by Con Edison of New York (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability relating to these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison of New York's financial position, results of operations or liquidity.

Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible are to be deferred and subsequently reflected in rates. At June 30, 2002, $22.1 million of such costs had been deferred as regulatory assets.

Suits have been brought in New York State and federal courts against Con Edison of New York and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of Con Edison of New York. The suits that have been resolved, which are many, have been resolved without any payment by Con Edison of New York, or for amounts that were not, in the aggregate, material to the company. The amounts specified in all the remaining suits total billions of dollars, but Con Edison of

New York believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to Con Edison of New York at this time, these suits are not expected to have a material adverse effect on its financial position, results of operations or liquidity. At June 30, 2002, Con Edison of New York had accrued an $8.7 million provision as its best estimate of its liability for these suits and deferred a like amount as a regulatory asset.

Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to Con Edison of New York at this time, these claims are not expected to have a material adverse effect on its financial position, results of operations or liquidity. At June 30, 2002, Con Edison of New York had accrued a $128.5 million provision as its best estimate of its liability for workers' compensation claims, including those related to asbestos exposure. Of this amount, $55.5 million was deferred as a regulatory asset.

Note C - Nuclear Generation

The New York State Public Service Commission (PSC) is investigating the February 2000 to January 2001 outage of the nuclear generating unit sold by Con Edison of New York in September 2001, its causes and the prudence of the company's actions regarding the operation and maintenance of the generating unit. The proceeding covers, among other things, Con Edison of New York's inspection practices, the circumstances surrounding prior outages, the basis for postponement of the unit's steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

Con Edison of New York has billed to customers replacement power costs for the outage incurred prior to August 2000 and after October 2000, but not approximately $90 million of replacement power costs incurred in August through October 2000. Con Edison of New York has also accrued a $40 million liability for the possible disallowance of replacement power costs that it had previously recovered from customers.

On June 5, 2002, the United States Court of Appeals for the Second Circuit unanimously affirmed the October 2000 decision by the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., in which the district court had determined that the New York State law that directed the PSC to prohibit Con Edison of New York from recovering replacement power costs for the outage from customers was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. Unless extended by a Justice of the United States Supreme Court, defendants have 90 days from entry of the decision to seek a writ of certiorari to the Supreme Court.

The company is unable to predict whether or not any proceedings, lawsuits, legislation or other actions relating to the nuclear generating unit will have a material adverse effect on its financial position, results of operations or liquidity.

Note D - Derivative Instruments and Hedging Activities

As of January 2001 Con Edison of New York adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (collectively, SFAS No. 133).

Energy Price Hedging

Con Edison of New York uses derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas (Hedges). As of June 30, 2002, the fair value of the derivatives for such use was $16.1 million.

Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," Con Edison of New York defers recognition in income of gains and losses on a Hedge until the underlying transaction is completed. In accordance with rate provisions that permit the recovery of the cost of purchased power and gas, Con Edison of New York credits or charges to its customers gains or losses on Hedges and related transaction costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. To the extent SFAS No. 71 does not allow deferred recognition in income, Con Edison of New York has elected special hedge accounting under SFAS No. 133 (Cash Flow Hedge Accounting).

Pursuant to Cash Flow Hedge Accounting, the mark-to-market unrealized gain or loss on each Hedge is recorded in other comprehensive income and reclassified to income at the time the underlying transaction is completed (except that any gain or loss relating to any portion of a Hedge determined to be "ineffective" is recognized in income in the period in which such determination is made).

Upon adoption of SFAS No. 133, Con Edison of New York had no transition adjustments to recognize in other comprehensive income. For the quarters ended June 30, 2002 and 2001, Con Edison of New York recognized in other comprehensive income unrealized after-tax net gains of $0.3 million and after-tax net losses of $2.5 million, respectively. For the six months ended June 30, 2002 and 2001, Con Edison of New York recognized in other comprehensive unrealized after-tax net gains of $2.7 million and after-tax net losses of $2.5 million, respectively. For the quarters ended June 30, 2002 and 2001, Con Edison of New York reclassified to income from accumulated other comprehensive income after-tax net gains relating to Hedges of $0.2 million and after-tax net losses of $0.4 million, respectively. For the six months ended June 30, 2002 and 2001, Con Edison of New York reclassified to income from accumulated other comprehensive income after-tax net gains relating to Hedges of $0.1 million and after-tax net losses of $0.4 million. As of June 30, 2002, $0.7 million of after-tax net gains relating to Hedges were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Comprehensive Income

Unrealized gains/(losses) on derivatives, net of tax, included in accumulated other comprehensive income for the three months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended
	June 30, 2002	June 30, 2001

	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $0.2 and ($1.8) taxes	$0.3	$(2.5)
Less: Reclassification adjustment for (gains)/losses included in net income, net of $0.1 and ($0.3) taxes	0.2	(0.4)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$0.1	$(2.1)

Unrealized gains/(losses) on derivatives, net of tax, included in accumulated other comprehensive income for the six months ended June 30, 2002 and 2001 were as follows:

	Six Months Ended
	June 30, 2002	June 30, 2001

	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $1.9 and ($1.8) taxes	$2.7	$(2.5)
Less: Reclassification adjustment for (gains)/losses included in net income, net of $0.1 and ($0.3) taxes	0.1	(0.4)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$2.6	$(2.1)

Note E - Financial Information by Business Segment

Con Edison of New York's business segments were determined based on similarities in economic characteristics, the regulatory environment, and management's reporting requirements. Con Edison of New York's principal business segments are:

  •
  Regulated Electric - consists of regulated utility activities relating to the generation, transmission and distribution of electricity in New York.

  •
  Regulated Gas - consists of regulated utility activities relating to the transportation, storage and distribution of natural gas in New York.

  •
  Regulated Steam - consists of regulated utility activities relating to the generation and distribution of steam in New York.

All revenues of Con Edison of New York's business segments are from customers located in the United States. Also, all assets are located in the United States and are materially consistent with segment assets as disclosed in the Form 10-K.

Common services shared by the business segments (shared services) are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for business segments are as follows:

CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
SEGMENT FINANCIAL INFORMATION
$000'S

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	Regulated Electric		Regulated Steam
	2002	2001	2002	2001

Operating revenues	$1,282,627	$1,396,411	$70,488	$89,666
Intersegment revenues	2,648	3,195	429	485
Depreciation and amortization	87,144	101,150	4,571	4,431
Operating income	$170,739	$173,358	$(4,280)	$(5,422)
	Regulated Gas		Total
	2002	2001	2002	2001

Operating revenues	$215,107	$269,327	$1,568,222	$1,755,404
Intersegment revenues	839	872	3,916	4,552
Depreciation and amortization	17,036	15,945	108,751	121,526
Operating income	$19,314	$31,212	$185,773	$199,148

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	Regulated Electric		Regulated Steam
	2002	2001	2002	2001

Operating revenues	$2,491,384	$2,979,610	$211,954	$347,918
Intersegment revenues	5,577	5,858	905	951
Depreciation and amortization	173,185	201,065	9,135	8,836
Operating income	$286,840	$313,606	$22,386	$34,452
	Regulated Gas		Total
	2002	2001	2002	2001

Operating revenues	$623,949	$866,768	$3,327,287	$4,194,296
Intersegment revenues	1,635	1,591	8,117	8,400
Depreciation and amortization	33,854	31,626	216,174	241,527
Operating income	$106,291	$118,710	$415,517	$466,768

Note F - New Financial Accounting Standards

On January 1, 2002, Con Edison of New York adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill (i.e., the excess of cost over fair value of assets of business acquired) and intangible assets with indefinite useful lives shall no longer be amortized, but instead be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The adoption of SFAS No. 142 had no impact on Con Edison of New York's consolidated financial position or results of operations.

In June 2002, The Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) discussed EITF Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk

Management Activities." The Task Force reached a final consensus ruling that the revenue resulting from energy trading contracts, whether realized or unrealized and whether financially or physically settled, should be shown net in the income statement. The consensus also expanded disclosure requirements for energy trading activities. The new ruling is effective for periods ending after July 2002 with reclassification of prior period amounts required. The adoption of EITF Issue No. 02-3 will have no impact on Con Edison of New York's consolidated financial position or results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations," which Con Edison of New York is required to adopt on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity will capitalize the cost by increasing the carrying amount of the related asset. The liability is increased to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon retirement of the asset, the entity settles the obligation for the amount recorded or incurs a gain or loss. Con Edison of New York has not yet determined the impact of this standard on its consolidated financial position or results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which Con Edison of New York adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that all long-lived assets held for sale be measured at the lower of book value or fair value less cost to sell. The standard also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 had no impact on Con Edison of New York's consolidated financial position or results of operations.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was issued in April 2002, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." The provisions of this section are effective January 1, 2003. Con Edison of New York does not expect that adoption of the standard will have a material adverse effect on its consolidated financial position or results of operations.

This Statement also amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic impact similar to sale-leaseback transactions and amends certain other authoritative pronouncements. These provisions of SFAS No. 145, adopted in May 2002, had no impact on Con Edison of New York's consolidated financial position or results of operations.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which Con Edison of New York is required to adopt on January 1, 2003, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Con Edison of New York does not expect that adoption of the standard will have a material adverse effect on its consolidated financial position or results of operations.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As At
	June 30, 2002	December 31, 2001

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$717,224	$703,621
Gas	296,665	292,066
Common	112,254	112,353

TOTAL	1,126,143	1,108,040
Less: Accumulated depreciation	397,901	389,234

NET	728,242	718,806
Construction work in progress	21,773	27,271

NET UTILITY PLANT	750,015	746,077

NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $2,054 and $2,399 in 2002 and 2001, respectively	2,542	2,621

NET PLANT	752,557	748,698

CURRENT ASSETS
Cash and cash equivalents	10,511	1,785
Customer accounts receivable, less allowance for uncollectable accounts of $2,637 and $2,625	37,408	44,371
Other accounts receivable, less allowance for uncollectable accounts of $1,070 and $860	4,510	5,166
Accrued utility revenue	19,557	20,655
Gas in storage, at average cost	13,718	21,227
Materials and supplies, at average cost	5,549	5,563
Prepayments	17,740	17,776
Other current assets	10,330	11,532

TOTAL CURRENT ASSETS	119,323	128,075

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets
Recoverable fuel costs	83,866	87,514
Deferred pension and other postretirement benefits	42,991	39,599
Deferred environmental remediation costs	39,366	40,474
Future federal income tax	36,145	35,266
Other regulatory assets	31,869	28,808
Deferred revenue taxes	7,001	6,852
Hedges on energy trading	650	1,002

TOTAL REGULATORY ASSETS	241,888	239,515
Other deferred charges and noncurrent assets	16,150	19,052

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	258,038	258,567

TOTAL	$1,129,918	$1,135,340

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As At
	June 30, 2002	December 31, 2001

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock	$5	$5
Additional paid in capital	194,499	194,499
Retained earnings	157,312	151,792
Accumulated comprehensive income	(12,147)	(10,905)

TOTAL COMMON SHAREHOLDERS' EQUITY	339,669	335,391

Long-term debt	300,830	335,771

TOTAL CAPITALIZATION	640,499	671,162

NONCURRENT LIABILITIES
Pension and benefit reserve	94,807	85,607
Other noncurrent liabilities	19,485	18,619

TOTAL NONCURRENT LIABILITIES	114,292	104,226

CURRENT LIABILITIES
Long term debt due within one year	35,000	-
Notes payable	-	16,600
Accounts payable	49,112	52,818
Accounts payable to affiliated companies	2,340	3,113
Accrued federal income and other taxes	3,255	3,302
Customer deposits	9,743	9,248
Accrued interest	7,525	6,968
Accrued environmental costs	37,809	38,417
Other current liabilities	5,203	6,878

TOTAL CURRENT LIABILITIES	149,987	137,344

DEFERRED CREDITS AND REGULATORY LIABILITIES
ACCUMULATED DEFERRED FEDERAL INCOME TAX	126,385	125,108
DEFERRED INVESTMENT TAX CREDITS	6,184	6,425
Regulatory liabilities
Pension and other benefits	3,180	6,173
Recoverable energy costs	46,408	45,008
Competition enhancement fund	10,137	10,149
Gain on divestiture	5,376	6,246
Other regulatory liabilities	11,885	8,998

TOTAL REGULATORY LIABILITIES	76,986	76,574
Deferred credits	15,585	14,501

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	225,140	222,608

TOTAL	$1,129,918	$1,135,340

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$117,387	$135,549
Gas	27,248	36,067

TOTAL OPERATING REVENUES	144,635	171,616

OPERATING EXPENSES
Purchased power	55,740	74,223
Gas purchased for resale	16,269	24,534
Other operations	28,697	30,361
Maintenance	6,400	6,380
Depreciation and amortization	8,492	8,074
Taxes, other than income tax	12,324	13,341
Income taxes	4,314	5,274

TOTAL OPERATING EXPENSES	132,236	162,187

OPERATING INCOME	12,399	9,429

OTHER INCOME (DEDUCTIONS)
Investment income	78	275
Other income and deductions	93	(19)
Income taxes	175	38

TOTAL OTHER INCOME (DEDUCTIONS)	346	294

INCOME BEFORE INTEREST CHARGES	12,745	9,723
Interest on long-term debt	5,323	5,527
Other interest	355	740
Allowance for borrowed funds used during construction	(63)	(296)

NET INTEREST CHARGES	5,615	5,971

NET INCOME FOR COMMON STOCK	$7,130	$3,752

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Six Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$208,365	$260,585
Gas	92,270	140,444
Non-utility	-	34

TOTAL OPERATING REVENUES	300,635	401,063

OPERATING EXPENSES
Purchased power	93,791	144,970
Gas purchased for resale	52,015	97,067
Other operations	56,233	58,084
Maintenance	12,157	13,613
Depreciation and amortization	16,952	16,318
Taxes, other than income tax	25,426	28,263
Income taxes	13,079	14,153

TOTAL OPERATING EXPENSES	269,653	372,468

OPERATING INCOME	30,982	28,595

OTHER INCOME (DEDUCTIONS)
Investment income	(3)	1,209
Other income and deductions	(191)	(343)
Income taxes	389	(147)

TOTAL OTHER INCOME (DEDUCTIONS)	195	719

INCOME BEFORE INTEREST CHARGES	31,177	29,314
Interest on long-term debt	10,564	11,020
Other interest	1,216	1,894
Allowance for borrowed funds used during construction	(123)	(527)

NET INTEREST CHARGES	11,657	12,387

NET INCOME FOR COMMON STOCK	$19,520	$16,927

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	As at
	June 30, 2002	December 31, 2001

	(Thousands of Dollars)
BALANCE, JANUARY 1	$151,792	$139,610
Net income for the period	19,520	40,182

TOTAL	171,312	179,792

DIVIDENDS DECLARED ON CAPITAL STOCK	(14,000)	(28,000)

BALANCE, JUNE 30	$157,312	$151,792

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$7,130	$3,752
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable equity securities, net of ($118), and $16 taxes, respectively	(168)	23
Unrealized gains/(losses) on derivatives qualified as hedges, net of ($1,160), and $257 taxes, respectively	(1,655)	405
Less: Reclassification adjustment for gains/(losses) included in net income, net of ($270) and ($356) taxes, respectively	(385)	(502)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(1,438)	930

COMPREHENSIVE INCOME	$5,692	$4,682

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Six Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$19,520	$16,927
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable equity securities, net of ($244), and ($279) taxes, respectively	(348)	(189)
Minimum pension liability adjustments, net of ($166) and $63 taxes, respectively	(238)	63
Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $0 and ($5,709) taxes, respectively	—	(8,107)
Unrealized gains/(losses) on derivatives qualified as hedges, net of ($1,012) and $15 taxes, respectively	(1,444)	21
Less: Reclassification adjustment for gains/(losses) included in net income, net of ($552) and ($356) taxes, respectively	(788)	(502)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(1,242)	(7,710)

COMPREHENSIVE INCOME	$18,278	$9,217

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$19,520	$16,927
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	16,770	16,160
Amortization of investment tax credit	(241)	(243)
Federal and state income tax deferred	398	(6,655)
Other non-cash changes (debits)	1,672	879
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - net, and accrued utility revenue	(4,761)	14
Materials and supplies, including fuel and gas in storage	7,523	59
Prepayments, other receivables and other current assets	1,893	(8,398)
Deferred recoverable fuel costs	5,047	6,236
Accounts payable	8,342	21,730
Refunds to customers	495	(2,332)
Other - net	4,202	(8,397)

NET CASH FLOWS FROM OPERATING ACTIVITIES	60,860	35,980

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(21,859)	(23,398)
Proceeds from disposition of property	325	118

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(21,534)	(23,280)

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Short-term debt arrangements	(16,600)	(4,570)
Dividend to parent	(14,000)	(14,000)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(30,600)	(18,570)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	8,726	(5,870)
BALANCE AT BEGINNING OF PERIOD	1,785	8,483

BALANCE AT END OF PERIOD	$10,511	$2,613

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - O&R

Note A - General

These footnotes accompany and form an integral part of the interim consolidated financial statements of Orange and Rockland Utilities, Inc. (O&R), a wholly owned subsidiary of Consolidated Edison, Inc. (Con Edison). These financial statements are unaudited but, in the opinion of O&R's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited O&R financial statements (including the notes thereto) included in the combined Con Edison, Consolidated Edison Company of New York, Inc. (Con Edison of New York) and O&R's Annual Reports on Form 10-K for the year ended December 31, 2001 (the Form 10-K). Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Note B - Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of O&R and may be present in its facilities and equipment.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liabilities, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time that they occurred.

At June 30, 2002, O&R had accrued $36.8 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by O&R (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability relating to these sites and other sites, including the costs of investigating and remediating sites where O&R or its predecessors manufactured gas. The total amount of liability is not presently determinable but may be material to O&R's financial position, results of operations or liquidity.

O&R is permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At June 30, 2002, $39.4 million of such costs had been deferred as a regulatory asset.

Suits have been brought in New York State and federal courts against O&R and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of O&R. The suits that have been resolved, which are many, have been resolved without any payment by O&R, or for amounts that were not, in the aggregate, material to the company. The amounts specified in all the remaining suits total billions of dollars but O&R believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to O&R at this time, these suits are not expected to have a material adverse effect on O&R's financial position, results of operations or liquidity.

Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to O&R at this time, these claims are not expected to have a material adverse effect on O&R's financial position, results of operations or liquidity. At June 30, 2002, O&R had accrued a $1.6 million provision as its best estimate of its liability for these alleged claims and deferred a like amount as a regulatory asset.

In May 2000, the New York State Department of Environmental Conservation issued notices of violation to O&R and four other companies that have operated coal-fired electric generating facilities in New York State. The notices allege violations of the Federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure to install pollution control equipment that would have reduced emissions of certain chemicals deemed potentially hazardous. The notice of violations received by O&R relates to the Lovett Generating Station that it sold in June 1999. O&R is unable to predict whether or not the alleged violations will have a material adverse effect on its financial position, results of operations or liquidity.

Note C - Related Party Transactions

Each month O&R is invoiced by Con Edison and its affiliates for the cost of any services rendered to O&R by Con Edison and its affiliates. These services, provided primarily by Con Edison's other regulated subsidiary, Con Edison of New York, include substantially all administrative support operations, such as corporate directorship and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. The cost of these services totaled $7.2 million and $7.7 million for the six months ended June 30, 2002 and 2001, respectively. In addition, O&R purchased $51.0 million of natural gas and $12.3 million of electricity from Con Edison of New York during the 2002 period and $97.6 million of natural gas from Con Edison of New York during the 2001 period.

O&R provides certain recurring services to Con Edison of New York on a monthly basis, including cash receipts processing and certain administrative services. The cost of these services, which are invoiced to Con Edison of New York, totaled $5.8 million and $5.7 million during the first six months of 2002 and 2001, respectively.

In February 2002, the Federal Energy Regulatory Commission authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12 months, in amounts not to exceed $150 million at any time outstanding, at prevailing market rates. Through June 30, 2002, O&R has not borrowed any funds from Con Edison of New York.

Note D - Derivative Instrument and Hedging Activities

As of January 2001, O&R adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (collectively, SFAS No. 133).

Energy Price Hedging

O&R uses derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity (Hedges). As of June 30, 2002, the fair value of the derivatives for such use was a loss of $0.6 million.

Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulations," O&R defers recognition in income of gains and losses on a Hedge until the underlying transactions are completed. Pursuant to rate provisions that permit the recovery of the cost of purchased power, O&R credits or charges to its customers gains and losses on Hedges and related transaction costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. Upon adoption of SFAS No. 133, O&R had no transition adjustments relating to Hedges to recognize in other comprehensive income.

Interest Rate Hedging

O&R uses Cash Flow Hedge Accounting for its interest rate swap agreement. As of June 30, 2002, the fair value of the O&R interest rate swap was a loss of $15.4 million. In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds, 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. Upon adoption of SFAS No. 133, O&R recognized in other comprehensive income after-tax transition adjustment losses relating to the swap agreement of $8.1 million. For the second quarter of 2002, O&R recognized in other comprehensive income unrealized after-tax losses of $1.6 million compared with unrealized after-tax gains of $0.4 million for the second quarter of 2001. For the six months ended June 30, 2002 and 2001, O&R recognized in other comprehensive income unrealized after-tax losses of $1.4 million and after-tax gains of $0.1 million, respectively. During the second quarters of 2002 and 2001, $0.4 million and $0.5 million, respectively, of after-tax losses were reclassified from accumulated other comprehensive income to income. For the six months ended June 30, 2002 and 2001, after-tax losses of $0.8 million and $0.5 million, respectively, were reclassified from accumulated other comprehensive income to income. As of June 30, 2002, $1.1 million of after-tax losses relating to the swap agreement were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Comprehensive Income

Unrealized gains/(losses) on derivatives, net of tax, included in accumulated other comprehensive income for the three months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended
	June 30, 2002	June 30, 2001

	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges, net of ($1.2) and $0.3 taxes	$(1.6)	$0.4
Less: Reclassification adjustment for gains/(losses) included in net income, net of ($0.3) and ($0.4) taxes	(0.4)	(0.5)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$(1.2)	$0.9

Unrealized gains/(losses) on derivatives, net of tax, included in accumulated other comprehensive income for the six months ended June 30, 2002 and 2001 were as follows:

	Six Months Ended
	June 30, 2002	June 30, 2001

	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $0 and ($5.7) taxes	$—	$(8.1)
Unrealized gains/(losses) on derivatives qualified as hedges, net of ($1.0) and $0 taxes	(1.4)	0.1
Less: Reclassification adjustment for gains/(losses) included in net income, net of ($0.6) and ($0.4) taxes	(0.8)	(0.5)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$(0.6)	$(7.5)

Note E - Financial Information by Business Segment

O&R's business segments were determined based on similarities in economic characteristics, the regulatory environment, and management's reporting requirement. O&R's business segments are:

  •
  Regulated Electric - consists of regulated utility activities relating to the transmission and distribution of electricity in New York, New Jersey, and Pennsylvania.

  •
  Regulated Gas - consists of regulated utility activities relating to the transportation and distribution of natural gas in New York and Pennsylvania.

  •
  Unregulated Subsidiary - represents the operations of O&R's unregulated subsidiary in a land development business. The company is pursuing the closure of its real estate operations and is in the process of selling off remaining land holdings.

All revenues of O&R's business segments are from customers located in the United States. Also, all assets are located in the United States and are materially consistent with segment assets as disclosed in the Form 10-K.

Common services shared by the business segments (shared services) are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for business segments are as follows:

	Regulated Electric
	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(Thousands of Dollars)
Operating revenue	$117,387	$135,549	$208,365	$260,585
Intersegment revenues	-	7	-	12
Depreciation and amortization	6,455	6,003	12,885	12,187
Operating income	12,626	10,609	20,789	19,489
	Regulated Gas
	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(Thousands of Dollars)
Operating revenue	$27,248	$36,067	$92,270	$140,444
Intersegment revenues	-	-	-	-
Depreciation and amortization	2,037	2,071	4,067	4,130
Operating income	(45)	(947)	10,427	9,499
	Unregulated Subsidiaries
	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(Thousands of Dollars)
Operating revenue	$-	$-	$-	$34
Intersegment revenues	-	-	-	-
Depreciation and amortization	-	-	-	1
Operating income	(182)	(233)	(234)	(393)
	Total
	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(Thousands of Dollars)
Operating revenue	$144,635	$171,616	$300,635	$401,063
Intersegment revenues	-	7	-	12
Depreciation and amortization	8,492	8,074	16,952	16,318
Operating income	12,399	9,429	30,982	28,595

Note F - New Financial Accounting Standards

On January 1, 2002, O&R adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill (i.e., the excess of cost over fair value of the assets of a business acquired) and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The adoption of SFAS No. 142 had no impact on O&R's consolidated financial position or results of operations.

In June 2002, The Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) discussed EITF Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Task Force reached a final consensus ruling that the revenue resulting from energy trading contracts, whether realized or unrealized and whether financially or physically settled, should be shown net in the income statement. The consensus also expanded the disclosure requirements for energy trading activities. The new ruling is effective for periods ending after July 2002 with reclassification of prior period amounts required. The adoption of EITF Issue No. 02-3 will have no impact on O&R's consolidated financial position or results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations," which O&R is required to adopt on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize the cost by increasing the carrying amount of the related asset. The liability is increased to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon retirement of the asset, the entity settles the obligation for the amount recorded or incurs a gain or loss. O&R has not yet determined the impact of this standard on its consolidated financial position or results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which O&R adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that all long-lived assets held for sale be measured at the lower of book value of fair value less cost to sell. The standard also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 had no impact on O&R's financial position or results of operations.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was issued in April 2002, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." The provisions of this section are effective January 1, 2003. O&R does not expect that adoption of the standard will have a material adverse effect on its consolidated financial position or results of operations.

This Statement also amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic impacts similar to sale-leaseback transactions and amends certain other authoritative accounting pronouncement. These provisions of SFAS No. 145, adopted in May 2002, had no impact on O&R's consolidated financial position or results of operations.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which O&R is required to adopt on January 1, 2003, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. O&R does not expect that adoption of the standard will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CON EDISON

Consolidated Edison, Inc. (Con Edison) is a holding company that operates only through its subsidiaries and has no material assets other than the stock of its subsidiaries. Con Edison's principal subsidiaries are regulated utilities: Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison also has several unregulated subsidiaries, which accounted for 1.9 percent of consolidated net income in the six months ended June 30, 2002 and 7.0 percent of consolidated total assets at June 30, 2002.

The following discussion and analysis, which relates to the interim consolidated financial statements of Con Edison and its subsidiaries (including Con Edison of New York and O&R) included in Part I, Item 1 of this report, should be read in conjunction with Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations (Con Edison's Form 10-K MD&A) in Item 7 of the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2001 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of the combined Con Edison, Con Edison of New York and O&R Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2002. Reference is also made to the notes to the Con Edison financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Con Edison's financial statements reflect the application of its accounting policies, which conform to accounting principles generally accepted in the United States. The company's critical accounting policies include industry-specific accounting applicable to its regulated public utility subsidiaries, and accounting for pensions and other postretirement benefits, contingencies, derivative instruments, goodwill and leases.

The application of certain of these accounting policies requires the company to use estimates. Such estimates require the company to make assumptions about matters that are highly uncertain and for which different estimates that also could reasonably have been used could have had a material impact on the company's financial condition or results of operations.

Accounting for Regulated Public Utilities—SFAS No. 71

Con Edison's principal subsidiaries, Con Edison of New York and O&R, are regulated public utilities subject to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, subject to the accounting requirements and rate making practices of the Federal Energy Regulatory Commission (FERC) and state public utility regulatory authorities. See "Critical Accounting Policies" in Con Edison's Form 10-K MD&A and Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Accounting for Pensions and Other Postretirement Benefits

Con Edison and its subsidiaries have pension and other postretirement plans that cover substantially all employees and retirees. The company accounts for these plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." In applying these accounting policies, the company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation and health cost increase trends, and appropriate discount rates. See Notes D and E to the Con Edison financial statements included in Item 8 of the Form 10-K for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2001, 2000 and 1999. Plan expense or credit in future periods will depend on the assumptions the company makes and actual performance.

Accounting for Contingencies

SFAS No. 5, "Accounting for Contingencies," applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. The company's known material contingencies include its litigation relating to its October 1999 merger agreement with Northeast Utilities, proceedings relating to outages at the nuclear generating unit the company sold in 2001, its workers' compensation claims and its responsibility for hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs), and coal tar that have been used or generated in the course of the operations of its subsidiaries and may be present in its facilities and equipment. See Notes B, C and D to the Con Edison financial statements included in Part I, Item 1 of this report. In accordance with SFAS No. 5, the company has accrued its best estimate of its probable losses relating to these contingencies and no liability has been accrued where the loss is not probable or the amount of the loss cannot be reasonably estimated.

Accounting For Derivative Instruments

Con Edison's subsidiaries use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity or gas and interest rate risk on certain debt securities. See "Financial Market Risks" below, and Note F to the Con Edison financial statements included in Part I, Item 1 of this report.

Accounting for Goodwill

Con Edison adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. In accordance with SFAS No. 142 Con Edison ceased amortizing goodwill and will instead test it for impairment at least annually. The impairment test is a two-step process; the first step identifies the potential impairment and the second step measures the amount of impairment loss, if any. The company completed the first step, which indicated that the goodwill related to Con Edison Development is impaired. On completion of the second step, the company expects to record an after-tax impairment charge of approximately $20 million effective January 1, 2002. See "New Financial Accounting Standards" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K and Note H to the Con Edison financial statements included in Part I, Item 1 of this report. In determining whether or not its goodwill was impaired, the company was required to make certain assumptions, including those related to future cash flows and discount rates.

Accounting for Leases

Con Edison applies SFAS No. 13, "Accounting for Leases" and other related accounting pronouncements to its leasing transactions. See Note J to the Con Edison financial statements included in Item 8 of the Form 10-K and Note E to the Con Edison financial statements included in Part I, Item 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Con Edison's liquidity is dependent on cash flows from its operating, investing and financing activities listed on the accompanying consolidated statement of cash flows and discussed below. As a result of these activities, unrestricted cash and temporary cash investments decreased $212.2 million during the first six months of 2002. In addition, $56.0 million of the restricted cash in an escrow account was used during this period to retire a like amount of short-term financing relating to electric generating projects. See Note C to the Con Edison financial statements included in Item 8 of the Form 10-K.

Cash Flows from Operating Activities

Net cash flows from operating activities during the first six months of 2002 were $349.6 million, $49.7 million less than the first six months of 2001. This decrease reflects principally lower net income, increased accounts receivable and higher recoverable energy costs, offset in part by increased accounts payable.

Accounts receivable from customers, less allowance for uncollectible accounts, increased $26.5 million at June 30, 2002 compared with year-end 2001, reflecting primarily the timing of customer payments and increased customer billings, resulting from higher sales and delivery volumes. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) was 26.3 days at June 30, 2002 compared with 29.6 days at year-end 2001. For O&R, the ENDRO was 18.9 days and 23.6 days at June 30, 2002 and at year-end 2001, respectively. The decrease in ENDRO for Con Edison of New York and O&R is due to the decrease in receivables under payment agreements and on level billing accounts.

Other accounts receivable increased $112.4 million at June 30, 2002 compared with year-end 2001, due primarily to a $95.1 million federal tax refund in connection with Con Edison of New York's calculation of its repair allowance deductions and other matters.

Accrued pension credits increased $170.9 million at June 30, 2002 compared with year-end 2001 reflecting favorable past performance in the company's pension fund and assumptions about performance. See Note D to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Accounts payable increased $104.0 million at June 30, 2002 compared with year-end 2001, due primarily to a higher level of energy purchases in June 2002 as compared to December 2001. See discussion of electric purchase power costs in "Results of Operations," below.

The regulatory asset for deferred recoverable energy costs increased $92.0 million at June 30, 2002 compared with year-end 2001, due primarily to the deferral for future recovery of purchased power and gas costs, offset in part by the ongoing recovery of previously deferred amounts. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Other-net assets increased $71.6 million at June 30, 2002 compared with year-end 2001 due primarily to the following items:

Effect on Cash
(Millions of Dollars)
Sale of nuclear generating unit	$45.8
Pension and benefit reserves	46.4
Accrued taxes	(49.7)
Other current liabilities	(30.8)
Proceeds from auction of the transmission congestion contracts	73.9
Other	(14.0)

$71.6

The regulatory asset associated with Con Edison of New York's sale of its nuclear generating unit in September 2001 decreased $45.8 million at June 30, 2002, compared with year-end 2001. This regulatory asset was established for the recovery from customers of the net-after tax loss on the sale. The decrease reflects the recognition in 2002 of $30.4 million of New York State tax benefits that were not reflected in the net after-tax loss when the regulatory asset was established (which reduced the net-after tax loss to $145 million) and the recovery from customers in 2002 of $15.4 million pursuant to rate provisions approved in September 2001 by the New York State Public Service Commission (PSC). Pursuant to these provisions, net revenues have been reduced to reflect that Con Edison of New York no longer has costs associated with the nuclear generating unit. Annual revenues include $35 million that is being used to amortize the regulatory asset. The electric rate agreement approved by the PSC in November 2000 provides that the company "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments." See Notes A and I to the Con Edison financial statements included in Item 8 of the Form 10-K.

Pension and benefits reserves increased $46.4 million at June 30, 2002 compared with year-end 2001, due primarily to an increase of $42.2 million in the cost of postretirement benefits other than pensions (OPEB). The reserve represents OPEB costs that have been recognized in income but not funded, and also includes a minimum liability for supplemental retirement programs, a portion of which has been included in other comprehensive income. See Note E to Con Edison's financial statements included in Item 8 of the Form 10-K.

Accrued taxes decreased $49.7 million at June 30, 2002 compared with year-end 2001. Due to the World Trade Center attack the Federal government extended to January 2002 the due date for final payment of 2001 estimated income taxes. As a result, the payment normally made in December was not made until mid-January 2002.

Other current liabilities decreased $30.8 million at June 30, 2002 compared with year-end 2001, reflecting principally net unrealized mark-to-market gains on energy hedging transactions entered into by the unregulated subsidiaries.

Proceeds from the auction of transmission congestion contracts increased $73.9 million at June 30, 2002 compared with year-end 2001. Con Edison of New York sells rights to use its transmission system for specified periods of time, pursuant to procedures established by the New York Independent System Operator (NYISO). These auction proceeds are deferred for customer benefit, as directed by the PSC.

Cash Flows Used in Investing and Financing Activities

Net cash flows used in investing activities during the first six months of 2002 increased $261.8 million compared with the first six months of 2001. The increase reflects increased construction expenditures in the first six months of 2002 as compared with 2001 ($58.1 million) and the receipt in 2001 of proceeds from the sale of the company's 480 MW interest in the Roseton generating station ($100.0 million, net of federal income tax). Construction expenditures increased in 2002 principally to meet load growth on Con Edison of New York's electric distribution system and to effect permanent restoration of portions of the electric, gas, and steam systems in lower Manhattan following the World Trade Center attack.

Con Edison's investments in non-utility plant increased $138.2 million during the first six months of 2002 compared with the first six months of 2001, due principally to unregulated generation projects and fiber-optic network build-out costs.

Net cash flows from financing activities during the first six months of 2002 increased $96.5 million compared with the first six months of 2001, reflecting principally reduced debt redemptions and refundings.

In February 2002, Con Edison of New York redeemed at maturity $150 million of 6.6 percent 9-year debentures. In April 2002, Con Edison issued $325 million of 7.25 percent 40-year debentures, the proceeds of which were used to repay commercial paper. In June 2002, Con Edison of New York redeemed at maturity $150 million of variable rate 5-year debentures and issued $300 million of non-callable 5.625 percent 10-year debentures.

During the first six months of 2002, Con Edison issued 765,636 shares of its common stock for $32.1 million under its Automatic Dividend Reinvestment and Cash Payment Plan, Stock Purchase Plan and Stock Option Plan.

Capital Resources and Requirements

There have been no material changes in the company's capital resources or capital requirements from those reflected in the Form 10-K. In August 2002, President Bush signed into law an appropriations bill, which authorizes funds for which the company is eligible to apply to recover costs it incurred in connection with the World Trade Center attack. For additional information, see "Cash Flows Used in Investing and Financing Activities," above, "Capital Resources" and "Capital Requirements" in Con Edison's Form 10-K MD&A and Note Q to the Con Edison's financial statements included in Item 8 of the Form 10-K.

Con Edison's ratio of earnings to fixed charges (for the periods ended on the date indicated) and common equity ratio (as of the date indicated) were:

	Six months ended June 30, 2002	Twelve months ended
		June 30, 2002	December 31, 2001

Earnings to fixed charges	2.94	3.42	3.49
Common equity ratio*	48.2	48.2	49.8

          * Common shareholders' equity as a percentage of total capitalization

Con Edison's ratio of earnings to fixed charges decreased for the periods ending June 30, 2002 compared to the 12-month period ending December 31, 2001 primarily as a result of decreased earnings.

Contractual Obligations and Commercial Commitments

Reference is made to "Contractual Obligations and Commercial Commitments" in Con Edison's Form 10-K MD&A. At June 30, 2002 there was no material change in the company's contractual obligations and commercial commitments compared to those at December 31, 2001, other than the long-term debt transactions described under "Cash Flows Used in Investing and Financing Activities," above.

Energy Trading Net Assets Accounted For at Fair Value

An unregulated subsidiary of Con Edison engages in energy trading activities in relation to which Con Edison recognized in income in the first six months of 2002 $3.8 million of mark-to-market pre-tax gains, reflecting changes in the fair value of derivative financial and commodity instruments. See "Financial Market Risks," below, Note F to the Con Edison financial statements included in Part 1, Item 1 of this report and Note O to the Con Edison financial statements included in Item 8 of the Form 10-K.

As of June 30, 2002, the sources of the fair value of the energy trading net assets are as follows:

	Fair Value of Net Assets at Period-End (Millions of Dollars)
	Maturity less than 1 year	Maturity 1 - 3 years	Maturity 4 - 5 years	Maturity in excess of 5 years
					Total Fair Value
Source of Fair Value

Prices provided by external sources	$10.7	$2.5	$—	$—	$13.2

Prices based on models and other valuation methods	1.9	0.1	0.2	(0.4)	1.8

					$15.0

Prices provided by external sources - represents the fair value of exchange-traded futures and options quoted and the fair value of positions for which price quotations are available through or derived from brokers or other market sources.

Prices based on models and other valuation methods - represents the fair value of positions calculated using internal models when external prices are not available. Internal models incorporate the use of options pricing, load forecasts and estimates of the present value of cash flows based upon underlying contractual terms. The models reflect management's best estimates, including observable market prices, estimated market prices in the absence of quoted market prices, the risk-free market discount rate, volatility factors, estimated correlation of energy commodity prices, contractual volumes, and estimated volumes for requirements contracts. Counterparty-specific credit quality, market price uncertainty and other risks are factored into the models.

The change in fair value of the energy trading net assets for the six months ended June 30, 2002, is as follows:

Total Fair Value
(Millions of Dollars)
Fair value of net assets outstanding at the beginning of the period (January 1, 2002)	$11.2
Contracts realized or otherwise settled during the period	(3.9)
Fair value of new contracts entered into during the period	5.1
Changes in fair value of contracts that existed at the beginning of the period	2.6

Fair value of net assets outstanding at the end of the period (June 30, 2002)	$15.0

REGULATORY MATTERS

In April 2002, the PSC approved a three-year gas rate agreement that reduces retail sales and transportation rates by approximately $25 million, on an annual basis. Reference is made to "Regulatory Matters" in Con Edison's Form 10-K MD&A.

In July 2002, FERC issued a notice of proposed rulemaking on a standard market design for the wholesale electricity industry. FERC indicated that it was undertaking standard market design to create consistent wholesale competitive markets and efficient transmission systems in order to reduce costs to customers and improve reliability. The notice proposes to establish a single open access transmission tariff that would apply to all transmission customers: wholesale, unbundled retail and bundled retail service. Other pricing, monitoring, operational and governance matters are also addressed in the notice, which the company is in the process of reviewing. For information about the company's transmission facilities, see "Con Edison of New York—Electric Supply" in Item 1 of the Form 10-K, "Regulatory Matters—Electric Supply" in Con Edison of New York's 10-K MD&A and Item 2 of the Form 10-K.

FINANCIAL MARKET RISKS

Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments are interest rate risk and commodity price risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refunding of debt. The company estimates that, as of June 30, 2002, a 10 percent change in interest rates applicable to its variable rate debt would result in a change in annual interest expense of approximately $2.1 million.

In addition, Con Edison and its subsidiaries, from time to time, have entered into derivative financial instruments to hedge interest rate risk on certain debt securities and may use derivative financial instruments to hedge interest rate risk or changes in fair value of certain debt securities. See "Interest Rate Hedging" in Note F to the Con Edison financial statements included in Part I, Item 1 of this report.

Commodity Price Risk

Con Edison's commodity price risk relates primarily to the purchase and sale of electricity and gas, related derivative instruments and the sale of electricity from the generating facilities of its unregulated subsidiaries. The regulated and unregulated subsidiaries have risk management strategies to mitigate their related exposures. See "Energy Price Hedging" in Note F to the Con Edison financial statements included in Part I, Item 1 of this report.

Con Edison estimates that, as of June 30, 2002, a 10 percent change in market prices would result in a change in fair value of approximately $17.5 million for the derivative instruments used by its utility subsidiaries to hedge purchases of electricity and gas. The company expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In general, the rates the utility subsidiaries charge customers for electric, gas and steam service are subject to change for fluctuations in the cost of purchased power or gas, including gains or losses on such derivative instruments and related transaction costs. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Con Edison's unregulated subsidiaries use a value-at-risk model to assess the market risk of their electricity and gas commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. The unregulated subsidiaries estimate value-at-risk across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a one-day holding period. Since the value-at-risk calculation involves complex calculation methodologies, estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. The calculated value-at-risk with respect to commodity price exposure associated with contractual arrangements of the unregulated subsidiaries was approximately $1.2 million as of June 30, 2002. The average, high, and low values-at-risk for the six months ended June 30, 2002 were $1.4 million, $2.7 million and $0.6 million, respectively.

Environmental Matters

For information concerning potential liabilities of Con Edison arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see Note B to the Con Edison financial statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

Second Quarter of 2002 Compared with Second Quarter of 2001

Con Edison's net income for common stock for the second quarter of 2002 was $97.6 million or $.46 a share (based upon an average of 212.8 million common shares outstanding) compared with $100.7 million or $.48 a share (based upon an average of 212.1 million common shares outstanding) for the second quarter of 2001. The company's net income in the 2002 period reflects the impact of softness in the economy, partially offset by lower operating expenses.

Earnings for the quarters ended June 30, 2002 and 2001 were as follows:

	2002	2001

	(Millions of Dollars)
Con Edison of New York	$97.2	$102.9
O&R	7.1	3.7
Unregulated subsidiaries	0.4	(2.1)
Other*	(7.1)	(3.8)

Con Edison	$97.6	$100.7

  *
  Includes parent company interest and litigation expenses, goodwill amortization for the 2001 period and inter-company eliminations.

A comparison of the results of operations of Con Edison for the second quarter of 2002 compared to the second quarter of 2001 follows:

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH
THREE MONTHS ENDED JUNE 30, 2001

	Increases (Decreases) Amount	Increases (Decreases) Percent

	(Millions of Dollars)
Operating revenues	$(212.0)	(10.0)%
Purchased power - electric and steam	(14.1)	(1.8)
Fuel - electric and steam	(10.5)	(18.3)
Gas purchased for resale	(78.8)	(39.8)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(108.6)	(10.0)
Other operations and maintenance	(65.0)	(16.5)
Depreciation and amortization	(14.7)	(10.7)
Taxes, other than income tax	12.6	4.9
Income tax	(25.7)	(29.6)
Operating income	(15.8)	(7.3)
Other income less deductions and related federal income tax	12.1	217.7
Net interest charges	(0.6)	(0.6)
Net income for common stock	$(3.1)	(3.1)%

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are the electric, gas and steam utility businesses of its regulated subsidiaries and the businesses of its unregulated subsidiaries. For additional information about the segments, see Note G to the Con Edison financial statements included in Part I, Item 1 of this report.

Electric

Con Edison's electric operating revenues in the second quarter of 2002 decreased $131.9 million compared with the second quarter of 2001. The decrease reflects net revenue reductions of approximately $63.1 million related to the sale of Con Edison of New York's nuclear generating unit in September 2001 (as discussed above under "Cash Flows From Operating Activities") and lower fuel and purchased power costs of $38.7 million (discussed below). The decrease also reflects the completion on March 31, 2002 of the one-year amortization of the previously deferred gain on the sale of divested plants and the New York Power Authority (NYPA) revenue increase ($21.7 million in total). See "Recoverable Energy Costs" and

"Rate and Restructuring Agreements" in Notes A and I to the Con Edison financial statements included in Item 8 of the Form 10-K.

Electricity sales and delivery volumes for Con Edison's utility subsidiaries increased 2.0 percent in the second quarter of 2002 compared with the second quarter of 2001. After adjusting for variations, principally weather and billing days, in each period electricity sales volumes for Con Edison of New York and O&R increased 1.0 percent and 4.7 percent, respectively, in the second quarter of 2002. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison's purchased power costs decreased $50.6 million in the second quarter of 2002 compared with the second quarter of 2001, due to a decrease in the price of purchased power and an increase in volumes of electricity purchased from other suppliers by participants in the company's Retail Choice programs, offset in part by the increased purchased volumes resulting from the sale of Con Edison of New York's nuclear generating unit in September 2001. Fuel costs increased $12.0 million due to an increase in the price of fuel, offset in part by a decrease in volumes as a result of decreased generation at company-owned power plants. In general, Con Edison's utility subsidiaries recover prudently incurred fuel and purchased power costs pursuant to rate provisions approved by the applicable state public utility commissions. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Con Edison's electric operating income decreased $0.6 million in the second quarter of 2002 compared with the second quarter of 2001. The principal component of the decrease was a decrease in net revenues (operating revenues less fuel and purchased power costs) of $93.3 million. The decrease in net revenues reflects the completion on March 31, 2002 of the one-year amortization of a previously deferred gain on the sale of divested plants and the NYPA revenue increase ($21.7 million) and net revenue reductions ($72.2 million) related to the sale of the nuclear generating unit. The decrease in net revenues is offset in part by reduced other operations and maintenance expenses of $68.2 million, decreased depreciation expense of $13.6 million and reduced property tax expense of $2.5 million, resulting primarily from the sale.

Gas

Con Edison's gas operating revenues decreased $63.0 million and gas operating income decreased $11.0 million in the second quarter of 2002 compared with the second quarter of 2001. The lower revenues reflect reduced sales to gas customers, resulting primarily from the unusual weather and revenue reductions implemented in accordance with the gas rate agreement approved by the PSC in April 2002. The decrease in operating income reflects primarily a decrease in net revenues (operating revenues less gas purchased for resale) of $18.0 million as well as increased property tax expense ($10.5 million) and increased expenses for customer related services ($1.8 million), offset in part by reduced transmission and distribution expenses ($3.2 million), and reduced income taxes ($15.7 million).

Gas sales and transportation volumes for firm customers for Con Edison's utility subsidiaries decreased 3.6 percent in the second quarter of 2002 compared with the second quarter of 2001 primarily as a result of the unusual weather. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the 2002 period increased 0.3 percent for Con Edison of New York and increased 3.8 percent for O&R. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

A weather-normalization provision that applies to the gas business of Con Edison's utility subsidiaries moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues decreased $19.2 million and steam operating income increased $1.1 million for the second quarter of 2002 compared with the second quarter of 2001. The lower revenues reflect reduced sales volumes and lower fuel and purchased steam power costs. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. The increase in operating income reflects primarily reduced transmission and distribution expenses ($0.7 million) and reduced income taxes ($5.8 million), offset in part by a decrease in net revenues (operating revenues less fuel and purchased power costs) of $0.4 million and increased revenue taxes of $4.7 million.

Steam sales volume decreased 4.8 percent in the 2002 period compared with the 2001 period, primarily, as a result of the unusual weather. After adjusting for variations, principally weather and billing days, in each period steam sales volume decreased 5.5 percent.

Other Income

Other income increased $12.1 million in the second quarter of 2002 compared to the second quarter of 2001, due principally to unrealized mark-to-market gains on commodity purchase and sale transactions and related hedges entered into by the unregulated subsidiaries ($3.4 million), compared to a loss of on these types of transactions in the second quarter of 2001 ($5.1 million). In addition, the increase reflects the cessation of goodwill amortization in accordance with Statement of Financial Accounting Standard No. 142 ($2.7 million; see "New Financial Accounting Standards" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K). In addition the allowance for equity funds used during construction increased by $1.7 million as a result of the East River re-powering project.

Unregulated Businesses

Earnings for the unregulated subsidiaries increased $2.5 million in the second quarter of 2002 compared with the second quarter of 2001. The increase is due principally to higher electric retail sales volumes and higher electric retail gross margins, offset in part by the write-down of an unregulated subsidiary's remaining investment in Neon Communications, Inc. (NEON) of $1.3 million after-tax.

Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

Con Edison's net income for common stock for the six months ended June 30, 2002 was $264.2 million or $1.24 a share (based upon an average of 212.5 million common shares outstanding) compared with $279.8 million or $1.32 a share (based upon an average of 212.1 million common shares outstanding) for the six months ended June 30, 2001. The company's net income in the 2002 period reflects the impact of the unusually mild winter and softness in the economy, partially offset by lower operating expenses.

Earnings for the six months ended June 30, 2002 and 2001 were as follows:

	2002	2001

	(Millions of Dollars)
Con Edison of New York	$247.9	$274.7
O&R	19.5	16.9
Unregulated subsidiaries	4.9	(2.4)
Other*	(8.1)	(9.4)
Con Edison	$264.2	$279.8
  *
  Includes parent company interest and litigation expenses, goodwill amortization for the 2001 period and inter-company eliminations.

A comparison of the results of operations of Con Edison for the first six months of 2002 compared to the first six months of 2001 follows:

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 2001

	Increases (Decreases) Amount	Increases (Decreases) Percent

	(Millions of Dollars)
Operating revenues	$(999.1)	(20.0)%
Purchased power - electric and steam	(309.2)	(17.4)
Fuel - electric and steam	(130.0)	(53.9)
Gas purchased for resale	(305.8)	(46.7)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(254.1)	(10.9)
Other operations and maintenance	(118.7)	(15.1)
Depreciation and amortization	(29.3)	(10.8)
Taxes, other than income tax	(28.0)	(5.0)
Income tax	(33.3)	(16.3)
Operating income	(44.8)	(8.9)
Other income less deductions and related federal income tax	25.1	Large
Net interest charges	(4.1)	(1.9)
Net income for common stock	$(15.6)	(5.6)%

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are the electric, gas and steam utility businesses of its regulated subsidiaries and the businesses of its unregulated subsidiaries. For additional information about the segments, see Note G to the Con Edison financial statements included in Part I, Item 1 of this report.

Electric

Con Edison's electric operating revenues in the six months ended June 30, 2002 decreased $538.4 million compared with the six months ended June 30, 2001. The decrease reflects net revenue reductions of approximately $161.2 million (attributable primarily to the sale of Con Edison of New York's nuclear generating unit as discussed above under "Cash Flows From Operating Activities" and the April 2001 rate reduction), lower fuel and purchased power costs of $322.3 million (discussed below), reduced sales and deliveries of $15.8 million resulting from the very mild winter weather and economic slowdown, and a reserve related to the sale of Con Edison of New York's nuclear generating unit ($16.1 million). See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Electricity sales volumes for Con Edison's utility subsidiaries decreased 0.7 percent in the six months ended June 30, 2002 compared with the six months ended June 30, 2001. After adjusting for variations, principally weather and billing days, in each period, electricity sales volumes for Con Edison of New York and O&R decreased 0.1 percent and increased 4.4 percent, respectively, in the 2002 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Purchased power costs decreased $288.2 million in the six months ended June 30, 2002 compared with the six months ended June 30, 2001, due to a decrease in the price of purchased power and an increase in volumes of electricity purchased from other suppliers by the participants in the company's Retail Choice programs, offset in part by the company's increased purchased volumes resulting from Con Edison of New York's sale of its nuclear generating unit in September 2001. Fuel costs decreased $34.1 million as a result of decreased generation, offset in part by an increase in the price of fuel. In general, Con Edison's utility subsidiaries recover prudently incurred purchased fuel and power costs pursuant to rate provisions approved by the applicable state public utility commission. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Con Edison's electric operating income decreased $25.5 million in the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The principal component of the decrease was lower net revenues (operating revenues less fuel and purchased power costs) of $218.1 million. The decrease in net revenues reflects lower sales due principally to weather and economic conditions ($15.8 million), a reserve related to the sale of Con Edison of New York's nuclear generating unit ($16.1 million) and net revenue reductions ($161.2 million). The decrease in net revenues is offset in part by reduced other operations and maintenance expenses of $116.1 million, lower depreciation expense of $27.2 million and lower property taxes of $5.2 million, resulting primarily from the sale in September 2001 of the company's nuclear generating unit. The decrease also reflects lower revenue taxes of $24.4 million.

Gas

Con Edison's gas operating revenues decreased $291.0 million, while the cost of purchased gas decreased by $266.5 million in the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The lower revenues reflect reduced sales and transportation to gas customers as discussed below. Gas operating income decreased $11.5 million in the six months ended June 30, 2002, reflecting the $24.5 million decrease in net revenues (operating revenues less gas purchased for resale) as well as increased property tax expense ($16.0 million), offset in part by reduced operation and maintenance expenses ($7.9 million), and lower revenue taxes ($12.3 million).

Gas sales and transportation volumes for firm customers for Con Edison's utility subsidiaries decreased 13.4 percent in the six months ended June 30, 2002 compared with the six months ended June 30, 2001, reflecting primarily the very mild winter weather and an increase in volumes of gas purchased from other suppliers by participants in the company's Retail Choice programs. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the 2002 period decreased 0.1 percent for Con Edison of New York and decreased 4.1 percent for O&R. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

A weather-normalization provision that applies to the gas business of Con Edison's utility subsidiaries moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues decreased $136.0 million and steam operating income decreased $12.1 million for the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The lower revenues reflect reduced sales volumes and lower fuel and purchased steam power costs. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. The decrease in operating income reflects primarily a decrease in net revenues (operating revenues less fuel and purchased power costs) of $32.2 million, offset in part by lower income taxes ($16.5 million) and revenue taxes ($1.8 million).

Steam sales volume decreased 18.3 percent in the six months ended June 30, 2002 compared with the six months ended June 30, 2001, reflecting primarily the very mild winter weather. After adjusting for variations, principally weather and billing days in each period, steam sales volume decreased 4.4 percent.

Other Income

Other income increased $25.2 million in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, due principally to unrealized mark-to-market gains on commodity purchase and sale transactions and higher related hedges entered into by the unregulated subsidiaries ($6.5 million), compared to a loss of on these types of transactions in the six months ended June 30, 2001 ($7.8 million). In addition, the increase reflects the cessation of goodwill amortization in accordance with Statement of Financial Accounting Standard No. 142 ($5.5 million; see "New Financial Accounting Standards" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K), increased allowance for equity funds used during construction of $5.6 million as a result of the East River re-powering project, and lower income taxes of $8.9 million attributable primarily to the recognition of tax benefits relating to the September 2001 sale of Con Edison of New York's nuclear generating unit and the write-down of the NEON investment.

Net Interest Charges

Net interest charges decreased $4.1 million in the six months ended June 30, 2002 compared to the 2001 period, reflecting principally decreased interest expense on long-term debt of $4.4 million.

Unregulated Businesses

Earnings for the unregulated subsidiaries increased $7.3 million in the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The increase is due principally to higher electric retail sales volumes and higher electric retail gross margins, offset in part by the write-down of an unregulated subsidiary's investment in NEON of $5.2 million after tax.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CON EDISON OF NEW YORK

Consolidated Edison Company of New York, Inc. (Con Edison of New York) is a regulated utility that provides electric service to over 3.1 million customers and gas service to over 1.1 million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan. All of the common stock of Con Edison of New York is owned by Consolidated Edison, Inc. (Con Edison).

This discussion and analysis should be read in conjunction with Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Item 7 of the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R) Annual Reports on Form 10-K for the year ended December 31, 2001 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of the combined Con Edison, Con Edison of New York and O&R Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2002. Reference is also made to the notes to the Con Edison of New York financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Con Edison of New York's financial statements reflect the application of its accounting policies, which conform to accounting principles generally accepted in the United States. The company's critical accounting policies include industry-specific accounting applicable to regulated public utilities and accounting for pensions and other postretirement benefits and contingencies.

The application of certain of these accounting policies requires the company to use estimates. Such estimates require the company to make assumptions about matters that are highly uncertain and for which different estimates that also could reasonably have been used could have had a material impact on the company's financial condition or results of operations.

Accounting for Regulated Public Utilities—SFAS No. 71

Con Edison of New York is a regulated public utility subject to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, subject to the accounting requirements and rate making practices of the Federal Energy Regulatory Commission (FERC) and state public utility regulatory authorities. See "Critical Accounting Policies" in Con Edison of New York's Form 10-K MD&A and Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Accounting for Pensions and Other Postretirement Benefits

Con Edison of New York has pension and other postretirement plans that cover substantially all employees and retirees. The company accounts for these plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." In applying these accounting policies, the company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation and health cost increase trends, and appropriate discount rates. See Notes D and E to the Con Edison of New York financial statements included in Item 8 of the Form 10-K for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2001, 2000 and 1999. Plan expense or credit in future periods will depend on the assumptions the company makes and actual performance.

Accounting for Contingencies

SFAS No. 5, "Accounting for Contingencies," applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. The company's known material contingencies include proceedings relating to outages at the nuclear generating unit the company sold in 2001, workers' compensation claims and its responsibility for hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs), and coal tar that have been used or generated in the course of its operations and may be present in its facilities and equipment. See Notes B and C to the Con Edison of New York financial statements included in Part I, Item 1 of this report. In accordance with SFAS No. 5, the company has accrued its best estimate of its probable losses relating to these contingencies and no liability has been accrued where the loss is not probable or the amount of the loss cannot be reasonably estimated.

LIQUIDITY AND CAPITAL RESOURCES

Con Edison of New York's liquidity is dependent on its cash flows from its operating, investing and financing activities listed on the accompanying consolidated statement of cash flows and discussed below. As a result of these activities, cash and temporary cash investments decreased $230.8 million during the first six months of 2002.

Cash Flows from Operating Activities

Net cash flows from operating activities during the first six months of 2002 were $368.6 million, $13.2 million less than the first six months of 2001. This decrease reflects principally lower net income, increased accounts receivable and higher recoverable energy costs, offset in part by increased accounts payable.

Con Edison of New York's customer accounts receivable, less allowance for uncollectible accounts, increased $4.1 million at June 30, 2002 compared with year-end 2001. The company's equivalent number of days of revenue outstanding (ENDRO) was 26.3 days at June 30, 2002 compared with 29.6 days at December 31, 2001. The decrease in ENDRO is due to the decreases in receivables under payment agreements and level billing accounts.

Other accounts receivable increased $121.2 million at June 30, 2002 compared with year-end 2001 due primarily to a $95.1 million federal tax refund in connection with the company's calculation of its repair allowance deductions and other matters.

Accrued pension credits increased $170.9 million at June 30, 2002 compared with year-end 2001, reflecting favorable past performance in the company's pension fund and assumptions about performance. See Note D to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Accounts payable increased $41.1 million at June 30, 2002 compared with year-end 2001, due primarily to a higher level of energy purchases in June 2002 as compared to December 2001.

The regulatory asset for deferred recoverable energy costs increased $96.7 million at June 30, 2002 compared with year-end 2001, due primarily to the deferral for future recovery of purchased power and gas costs, offset in part by the ongoing recovery of previously deferred amounts. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Other-net assets increased $176.1 million at June 30, 2002 compared with year-end 2001 due primarily from the following items:

Effect on Cash
(Millions of Dollars)
Sale of nuclear generating unit	$45.8
Pension and benefit reserves	37.2
Accrued taxes	(52.5)
Proceeds from auction of the transmission congestion contracts	73.9
Capitalized construction	30.5
Other	41.2

$176.1

The regulatory asset associated with Con Edison of New York's sale of its nuclear generating unit in September 2001 decreased $45.8 million at June 30, 2002, compared with year-end 2001. This regulatory asset was established for the recovery from customers of the net after-tax loss on the sale. The decrease reflects the recognition in 2002 of $30.4 million of New York State tax benefits that were not reflected in the net after-tax loss when the regulatory asset was established (which reduced the net after-tax loss to $145 million) and the recovery from customers in 2002 of $15.4 million pursuant to rate provisions approved in September 2001 by the New York State Public Service Commission (PSC). Pursuant to these provisions, net revenues have been reduced to reflect that Con Edison of New York no longer has costs associated with the nuclear generating unit. Annual revenues include $35 million that is being used to amortize the regulatory asset. The electric rate agreement approved by the PSC in November 2000 provides that the company "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments." See Notes A and I to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Pension and benefits reserves increased $37.2 million at June 30, 2002 compared with year-end 2001, due primarily to an increase of $33.0 million in the cost of postretirement benefits other than pensions (OPEB). The reserve represents OPEB costs that have been recognized in income but not funded, and also includes a minimum liability for supplemental retirement programs, a portion of which has been included in other comprehensive income. See Note E to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Accrued taxes decreased $52.5 million at June 30, 2002 compared with year-end 2001. Due to the World Trade Center attack, the Federal government extended to January 2002 the due date for final payment of 2001 estimated income taxes. As a result, the payment normally made in December was not made until mid-January 2002.

Proceeds from the auction of transmission congestion contracts increased $73.9 million at June 30, 2002 compared with year-end 2001. The company sells rights to use its transmission system for specified periods of time, pursuant to procedures established by the New York Independent System Operator (NYISO). These auction proceeds are deferred for customer benefit, as directed by the PSC.

Cash Flows Used in Investing and Financing Activities

Net cash flows used in investing activities during the first six months of 2002 increased $111.6 million compared with the first six months of 2001, reflecting increased construction expenditures in the first six months of 2002 as compared with 2001 ($34.1 million) and the receipt in 2001 of proceeds from the sale of the company's 480 MW interest in the Roseton generating station ($100.0 million, net of federal income tax). Construction expenditures increased in 2002 principally to meet load growth on the company's electric distribution system and to effect permanent restoration of portions of the electric, gas and steam systems in lower Manhattan following the World Trade Center attack.

Net cash flows from financing activities during the first six months of 2002 increased $73.7 million compared with the first six months of 2001, reflecting principally lower external borrowings and decreased debt redemptions, offset in part by increased net proceeds from commercial paper.

In February 2002, Con Edison of New York redeemed at maturity $150 million of 6.6 percent 9-year debentures. In June 2002, Con Edison of New York redeemed at maturity $150 million of variable rate 5-year debentures and issued $300 million of non-callable 5.625 percent 10-year debentures.

Capital Resources and Requirements

There have been no material changes in the company's capital resources or capital requirements from those reflected in the Form 10-K. In August 2002, President Bush signed into law an appropriations bill, which authorizes funds for which the company is eligible to apply to recover costs it incurred in connection with the World Trade Center attack. For additional information, see "Cash Flows Used in Investing and Financing Activities," above, "Capital Resources" and "Capital Requirements" in Con Edison of New York's Form 10-K MD&A and Note P to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's ratio of earnings to fixed charges (for the periods ended on the date indicated) and common equity ratio (as of the date indicated) were:

		Twelve Months Ended
	Six Months Ended June 30, 2002	June 30, 2002	December 31, 2001

Earnings to fixed charges	3.05	3.56	3.66
Common equity ratio*	46.8	46.8	47.2
  *
  Common shareholders' equity as a percentage of total capitalization

Con Edison of New York's ratio of earnings to fixed charges decreased for the 12-month period ending June 30, 2002 compared to the 12-month period ending December 31, 2001 primarily as a result of decreased earnings.

Contractual Obligations and Commercial Commitments

Reference is made to "Contractual Obligations and Commercial Commitments" in Con Edison of New York's Form 10-K MD&A. At June 30, 2002 there was no material change in the company's contractual obligations and commercial commitments compared to those at December 31, 2001, other than the long-term debt transactions described under "Cash Flows Used in Investing and Financing Activities," above.

Energy Trading Net Assets Accounted For at Fair Value

Con Edison of New York has not engaged to a material extent in trading activities that are accounted for at fair value. See "Financial Market Risks," below and Note O to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Regulatory Matters

In April 2002, the PSC approved a three-year gas rate agreement that reduces retail sales and transportation rates by approximately $25 million, on an annual basis. Reference is made to "Regulatory Matters" in Con Edison of New York's Form 10-K MD&A.

In July 2002, FERC issued a notice of proposed rulemaking on a standard market design for the wholesale electricity market. FERC indicated that it was undertaking standard market design to create consistent wholesale competitive markets and efficient transmission systems in order to reduce costs to customers and improve reliability. The notice proposes to establish a single open access transmission tariff that would apply to all transmission customers: wholesale, unbundled retail and bundled retail service. Other pricing, monitoring, operational and governance matters are also addressed in the notice, which the company is in the process of reviewing. For information about the company's transmission facilities, see "Con Edison of New York—Electric Supply" in Item 1 of the Form 10-K, "Regulatory Matters—Electric Supply" in Con Edison of New York's 10-K MD&A and Item 2 of the Form 10-K.

FINANCIAL MARKET RISKS

Con Edison of New York's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments are interest rate risk and commodity price risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities.

Con Edison of New York manages interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refunding of debt. The company estimates that, as of June 30, 2002, a 10 percent change in interest rates applicable to its variable rate debt would result in a change in annual interest expense of approximately $1.7 million.

In addition, Con Edison of New York, from time to time, has entered into derivative financial instruments to hedge interest rate risk on certain debt securities and may use derivative financial instruments to hedge interest rate risk or changes in fair value of certain debt securities. See "Interest Rate Hedging" in Note D to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Commodity Price Risk

Con Edison of New York's commodity price risk relates primarily to the purchase of electricity and gas that the company delivers to its customers. Con Edison of New York has risk management strategies to mitigate its related exposure and uses derivative instruments to hedge this price risk. See "Energy Price Hedging" in Note D to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Con Edison of New York estimates that, as of June 30, 2002, a 10 percent change in market prices would result in a change in fair value of approximately $14.4 million for the derivative instruments used by it to hedge purchases of electricity and gas. The company expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In general, the rates Con Edison of New York charges customers for electric, gas and steam service are subject to change for fluctuations in the cost of purchased power or gas, including gains or losses on such derivative instruments and related transaction costs. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Environmental Matters

For information concerning potential liabilities of Con Edison of New York arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see Note B to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

Second Quarter of 2002 Compared with Second Quarter of 2001

Con Edison of New York's net income for common stock for the second quarter of 2002 was $97.2 million compared with $102.9 million for the second quarter of 2001. The company's net income in the 2002 period reflects the impact of the softness in the economy, partially offset by lower operating expenses. A comparison of the results of operations of Con Edison of New York for the second quarter of 2002 with the results for the second quarter of 2001 follows:

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH
THREE MONTHS ENDED JUNE 30, 2001

	Increases (Decreases) Amount	Increases (Decreases) Percent

	(Millions of Dollars)
Operating revenues	$(187.2)	(10.7)%
Purchased power - electric and steam	(33.7)	(5.7)
Fuel - electric and steam	(5.3)	(11.6)
Gas purchased for resale	(36.8)	(27.6)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(111.4)	(11.3)
Other operations and maintenance	(69.2)	(20.4)
Depreciation and amortization	(12.8)	(10.5)
Taxes, other than income tax	12.6	5.3
Income tax	(28.6)	(34.2)
Operating income	(13.4)	(6.7)
Other income less deductions and related income tax	3.2	190.7
Net interest charges	(4.5)	(4.8)
Net income for common stock	$(5.7)	(5.5)%

A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its regulated electric, gas and steam utility businesses. For additional information about the segments, see Note E to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Electric

Con Edison of New York's electric operating revenues in the second quarter of 2002 decreased $113.8 million compared with the second quarter of 2001. The decrease reflects net revenue reductions of approximately $63.1 million related to the sale of the company's nuclear generating unit in September 2001 (as discussed above under "Cash Flows from Operating Activities") and lower fuel and purchased power costs of $20.2 million (discussed below). The decrease also reflects the completion on March 31, 2002 of the one-year amortization of the previously deferred gain on the sale of divested plants and the New York Power Authority (NYPA) revenue increase ($21.7 million). See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Notes A and I to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric sales and deliveries, excluding off-system sales, for the second quarter of 2002 compared with the second quarter of 2001 were:

MILLIONS OF KWHRS.

Description	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Variation	Percent Variation

Residential/Religious	2,629	2,596	33	1.3%
Commercial/Industrial	4,517	4,680	(163)	(3.5)
Other	44	53	(9)	(17.0)

Total Full Service Customers	7,190	7,329	(139)	(1.9)
Retail Choice Customers	2,687	2,415	272	11.3

Sub-total	9,877	9,744	133	1.4
NYPA, Municipal Agency and Other Sales	2,516	2,433	83	3.4

Total Service Area	12,393	12,177	216	1.8%

Electricity sales and delivery volumes in Con Edison of New York's service territory increased 1.8 percent in the second quarter of 2002 compared with the second quarter of 2001. The increase in sales volume reflects primarily the warmer weather compared to the 2001 period. After adjusting for variations, principally weather and billing days in each period, electricity sales volume in the service territory increased 1.0 percent in the second quarter of 2002 compared with the second quarter of 2001. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's purchased power costs decreased $32.2 million in the second quarter of 2002 compared with the second quarter of 2001, due to a decrease in the price of purchased power and an increase in volumes of electricity purchased from other suppliers by participants in the company's Retail Choice programs, offset in part by increased purchased volumes resulting from the sale of the company's nuclear generating unit in September 2001. Fuel costs increased $12.0 million due to an increase in the price of fuel, offset in part by a decrease in volumes as a result of decreased generation at company-owned powerplants. In general, Con Edison of New York recovers prudently incurred purchased fuel and power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric operating income decreased $2.5 million in the second quarter of 2002 compared with the second quarter of 2001. The principal component of the decrease was a decrease in net revenues (operating revenues less fuel and purchased power costs) of $93.6 million. The decrease in net revenues reflects the completion on March 31, 2002 of the one-year amortization of the previously deferred gain on the sale of divested plants and the NYPA revenue increase ($21.7 million) and net revenue reductions ($72.2 million) related to the sale of the nuclear generating unit. The decrease in net revenues is offset in part by reduced other operations and maintenance expenses of $67.5 million, decreased depreciation expense of $14.0 million and reduced property tax expense of $2.5 million, resulting primarily from the sale.

Gas

Con Edison of New York's gas operating revenues decreased $54.2 million, while the cost of purchased gas decreased by $36.8 million in the second quarter of 2002 compared with the 2001 period. The lower revenues reflect reduced sales to gas customers, resulting primarily from the unusual weather and revenue reductions implemented in accordance with the gas rate agreement approved by the PSC in April 2002. Gas operating income decreased $11.9 million in the second quarter of 2002, reflecting the $17.4 million decrease in net revenues (operating revenues less gas purchased for resale), as well as increased property tax expense ($10.3 million) and increased expenses for customer related services ($1.8 million), offset in part by reduced transmission and distribution expenses ($3.2 million) and reduced income taxes ($15.7 million).

Con Edison of New York's gas sales and deliveries, excluding off-system sales, for the second quarter of 2002 compared with the second quarter of 2001 were:

THOUSANDS OF DKTHS.

Description	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Variation	Percent Variation

Firm Sales
Residential	8,627	9,368	(741)	(7.9)%
General	6,940	7,635	(695)	(9.1)
Firm Transportation	3,527	2,980	547	18.3

Total Firm Sales and Transportation	19,094	19,983	(889)	(4.4)
Off Peak/Interruptible Sales	2,911	2,803	108	3.9
Transportation of Customer Owned Gas
NYPA	4,544	1,546	2,998	193.9
Divested Plants	20,011	15,871	4,140	26.1
Other	5,960	2,996	2,964	98.9

Total Sales and Transportation	52,520	43,199	9,321	21.6%

Con Edison of New York's gas sales and transportation volumes for firm customers decreased 4.4 percent in the second quarter of 2002 compared with the second quarter of 2001. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the company's service territory increased 0.3 percent in the 2002 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

The increase in non-firm transportation of customer-owned gas is attributable primarily to reduced gas prices as compared to oil prices.

A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues decreased $19.2 million and steam operating income increased $1.1 million for the second quarter of 2002 compared with the second quarter of 2001. The lower revenues reflect reduced sales volumes and lower fuel and purchased steam power costs. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K. The increase in operating income reflects primarily reduced transmission and distribution expenses ($0.7 million) and reduced income taxes ($5.8 million), offset in part by a decrease in net revenues (operating revenues less fuel and purchased power costs) of $0.4 million and increased revenue taxes of $4.7 million.

Con Edison of New York's steam sales and deliveries for the second quarter of 2002 compared with the second quarter of 2001 were:

MILLIONS OF POUNDS

Description	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Variation	Percent Variation

General	86	90	(4)	(4.4)%
Apartment house	1,297	1,356	(59)	(4.4)
Annual power	3,099	3,261	(162)	(5.0)

Total Sales	4,482	4,707	(225)	(4.8)%

Steam sales volume decreased 4.8 percent in the 2002 period compared with the 2001 period, primarily as a result of the unusual weather. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 5.5 percent.

Other Income

Other income increased $3.2 million in the second quarter of 2002 compared to the second quarter of 2001, due to reduced income taxes of $1.5 million and an increase in allowance for equity funds used during construction of $1.7 million as a result of the East River re-powering project.

Net Interest Charges

Net interest charges decreased $4.5 million in the second quarter of 2002 compared to the 2001 period, reflecting principally decreased interest on long-term debt of $4.4 million.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Con Edison of New York's net income for common stock for the six months ended June 30, 2002 was $247.9 million compared with $274.7 million for the six months ended June 30, 2001. The company's net income in the 2002 period reflects the impact of the unusually mild winter and softness in the economy, partially offset by lower operating expenses.

A comparison of the results of operations of Con Edison of New York for the six months ended June 30, 2002 with the results for the six months ended June 30, 2001 follows:

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

	Increases (Decreases) Amount	Increases (Decreases) Percent

	(Millions of Dollars)
Operating revenues	$(867.0)	(20.7)%
Purchased power - electric and steam	(260.1)	(18.9)
Fuel - electric and steam	(114.8)	(53.1)
Gas purchased for resale	(221.4)	(44.4)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(270.7)	(12.9)
Other operations and maintenance	(124.4)	(18.4)
Depreciation and amortization	(25.4)	(10.5)
Taxes, other than income tax	(26.7)	(5.1)
Income tax	(43.0)	(22.3)
Operating income	(51.3)	(11.0)
Other income less deductions and related income tax	17.1	309.8
Net interest charges	(7.3)	(3.8)
Net income for common stock	$(26.9)	(9.8)%

A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its regulated electric, gas and steam utility businesses. For additional information about the segments, see Note E to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Electric

Con Edison of New York's electric operating revenues in the six months ended June 30, 2002 decreased $488.2 million compared with the six months ended June 30, 2001. The decrease reflects net revenue reductions of approximately $161.2 million (attributable primarily to the sale of the company's nuclear generating unit as discussed above under "Cash Flows from Operating Activities" and the April 2001 rate reduction), lower fuel and purchased power costs of $271.1 million (discussed below), reduced sales and deliveries of $15.8 million resulting from the mild winter weather and economic slowdown, and a reserve of $16.1 million related to the sale of the company's nuclear generating unit. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 were:

MILLIONS OF KWHRS.

Description	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	Variation	Percent Variation

Residential/Religious	5,396	5,446	(50)	(1.0)%
Commercial/Industrial	8,966	9,569	(603)	(6.3)
Other	76	88	(12)	(13.6)

Total Full Service Customers	14,438	15,103	(665)	(4.4)
Retail Choice Customers	5,360	4,865	495	10.2

Sub-total	19,798	19,968	(170)	(1.0)
NYPA, Municipal Agency and Other Sales	4,897	4,990	(93)	(1.9)

Total Service Area	24,695	24,958	(263)	(1.0)%

Electricity sales volume in Con Edison of New York's service territory decreased 1.0 percent in the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The decrease in sales volume reflects the extremely mild winter weather compared to the 2001 period. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in the service territory decreased 0.1 percent in the 2002 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's purchased power costs decreased $237.0 million in the six months ended June 30, 2002 compared with the six months ended June 30, 2001, due to a decrease in the price of purchased power and an increase in volumes of electricity purchased from other suppliers by participants in the company's Retail Choice programs, offset in part by the company's increased purchased volumes resulting from the sale of the company's nuclear generating unit in September 2001. Fuel costs decreased $34.1 million as a result of decreased generation at company-owned power plants, offset in part by an increase in the price of fuel. In general, Con Edison of New York recovers prudently incurred purchased fuel and power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric operating income decreased $26.8 million in the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The principal component of the decrease was lower net revenues (operating revenues less fuel and purchased power costs) of $217.1 million. The decrease in net revenues reflects lower sales due principally to weather and economic conditions ($15.8 million), a reserve related to the sale of the company's nuclear generating unit ($16.1 million) and net revenue reductions ($161.2 million). The decrease in net revenues is offset in part by reduced other operations and maintenance expenses ($115.3 million), lower depreciation expense ($27.9 million) and lower property taxes ($5.1 million) resulting primarily from the sale in September 2001 of the company's nuclear generating unit. The decrease also reflects lower revenue taxes of $23.2 million.

Gas

Con Edison of New York's gas operating revenues decreased $242.8 million, while the cost of purchased gas decreased by $221.4 million in the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The lower revenues reflect reduced sales to gas customers, resulting primarily from the very mild winter weather. Gas operating income decreased $12.4 million in the six months ended June 30, 2002, reflecting the $21.4 million decrease in net revenues (operating revenues less gas purchased for resale), as well as increased property tax expense ($15.6 million), offset in part by reduced transmission and distribution expenses ($7.5 million), and reduced revenue taxes ($10.6 million).

Con Edison of New York's gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 were:

THOUSANDS OF DKTHS.

Description	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	Variation	Percent Variation

Firm Sales
Residential	28,000	33,439	(5,439)	(16.3)%
General	19,485	22,872	(3,387)	(14.8)
Firm Transportation	9,436	9,129	307	3.4

Total Firm Sales and Transportation	56,921	65,440	(8,519)	(13.0)
Off-Peak/Interruptible Sales	6,955	8,630	(1,675)	(19.4)
Transportation of Customer Owned Gas
NYPA	8,764	1,576	7,188	Large
Divested Plants	34,227	18,643	15,584	83.6
Other	13,524	6,834	6,690	97.9

Total Sales and Transportation	120,391	101,123	19,268	19.1%

Con Edison of New York's gas sales and transportation volumes for firm customers decreased 13.0 percent in the six months ended June 30, 2002 compared with the six months ended June 30, 2001. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the company's service territory decreased 0.1 percent in the 2002 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

The decrease in interruptible sales is due primarily to the unusually mild winter of 2002. The increase in non-firm transportation is attributable primarily to reduced gas prices as compared to oil prices.

A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues decreased $136.0 million and steam operating income decreased $12.1 million for the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The lower revenues reflect reduced sales volumes and lower fuel and purchased steam power costs. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K. The decrease in operating income reflects primarily a decrease in net revenues (operating revenues less fuel and purchased power costs) of $32.2 million, offset in part by lower income taxes ($16.5 million) and revenue taxes ($1.8 million).

Con Edison of New York's steam sales and deliveries for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 were:

MILLIONS OF POUNDS

Description	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	Variation	Percent Variation

General	388	501	(113)	(22.6)%
Apartment house	3,925	4,603	(678)	(14.7)
Annual power	8,104	10,086	(1,981)	(19.6)

Total Sales	12,417	15,190	(2,773)	(18.3)%

Steam sales volume decreased 18.3 percent in the six months ended June 30, 2002 compared with the six months ended June 30, 2001, reflecting primarily the warm winter weather. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 4.4 percent.

Other Income

Other income increased $17.1 million in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, due to reduced income taxes of $9.0 million attributable primarily to the recognition of tax benefits relating to the September 2001 sale of the company's nuclear generating unit and an increase in the allowance for equity funds used during construction of $5.6 million as a result of the East River re-powering project.

Net Interest Charges

Net interest charges decreased $7.3 million in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, reflecting principally decreased interest expense on long-term debt of $9.1 million.

O&R MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Orange and Rockland Utilities, Inc. (O&R), is a wholly owned subsidiary of Consolidated Edison, Inc. (Con Edison) and meets the conditions specified in General Instruction H to Form 10-Q, which allows it to use the reduced disclosure format for wholly owned subsidiaries of companies, such as Con Edison, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, this O&R Management's Narrative Analysis of the Results of Operations is included in this report, and O&R has omitted from this report the information called for by Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations). Results for interim periods are not necessarily indicative of results for the entire fiscal year.

O&R's net income for common stock for the six-month period ended June 30, 2002 was $19.5 million, $2.6 million higher than the corresponding 2001 period. The increase in the company's net income was attributable primarily to higher electric sales, which produced an additional $1.2 million of net electric revenues, lower customer bad debt and other expenses ($3.3 million), savings in financing costs ($1.1 million) and income tax benefits ($0.5 million). Partially offsetting these items were lower gas sales resulting in lower net gas revenues of $1.3 million and reduced customer late payment charge revenues of $1.1 million. Customer late payment charge revenues decreased by 47.8 percent, primarily as a result of a decrease in the cost of energy billed to customers.

A comparison of the results of operations of O&R for the six months ended June 30, 2002 to the six months ended June 30, 2001 follows:

(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$(100.4)	(25.0)%
Purchased power - electric	(51.1)	(35.3)
Gas purchased for resale	(45.1)	(46.4)

Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(4.2)	(2.6)
Other operation and maintenance expenses	(3.3)	(4.6)
Depreciation and amortization	0.6	3.9
Taxes, other than income tax	(2.8)	(10.0)
Income tax	(1.1)	(7.6)

Operating income	2.4	8.3
Other income less deductions and related income tax	(0.5)	(72.9)
Net interest charges	(0.7)	(5.9)

Net income for common stock	$2.6	15.3%

A discussion of O&R's operating revenues by business segment follows. O&R's principal business segments are its electric and gas utility businesses. For additional information about O&R's business segments, see Note E to the O&R financial statements included in Part I, Item 1 of this report.

Electric

Electric operating revenues decreased $52.2 million during the six months ended June 30, 2002 compared to the 2001 period. This decrease was primarily the result of lower purchased power and tax costs and recoveries in the 2002 period. See "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the combined O&R, Con Edison and Consolidated Edison Company of New York, Inc. Annual Reports on Form 10-K for the year ended December 31, 2001 (file Nos. 1-4315, 1-14514 and 1-1217, the Form 10-K).

O&R's electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 were:

MILLIONS OF KWHRS

Description	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	Variation	Percent Variation

Residential/Religious	801,570	852,916	(51,346)	(6.0)%
Commercial/Industrial	1,176,503	1,290,917	(114,414)	(8.9)
Other	51,112	50,774	338	0.7

Total Full Service Customers	2,029,185	2,194,607	(165,422)	(7.5)
Retail Choice Customers	545,747	320,744	225,003	70.2

Total Service Area	2,574,932	2,515,351	59,581	2.4%

Electric sales volumes in the six months ended June 30, 2002 increased 2.4 percent compared to the 2001 period due to customer growth and higher average usage. After adjusting for weather variations, total electricity sales volumes were 4.4 percent higher in the current year. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed. Net electric revenues (operating revenues less purchased power and associated tax recoveries) were $1.2 million higher in the current period.

Purchased power costs decreased $51.1 million during the first half of 2002 compared to the 2001 period, reflecting decreases in the unit cost of purchased power, partially offset by higher energy requirements.

Decreased electric revenues and purchased power costs also reflect increased purchases of electricity by customers from other suppliers.

Electric operating income increased $1.3 million during the six months ended June 30, 2002, compared to the 2001 period. This increase reflects the impact of higher net electric revenues, and lower customer bad debt and other expenses.

Gas

Gas operating revenues decreased $48.2 million during the six months ended June 30, 2002, compared to the 2001 period. This decrease was primarily the result of lower gas costs in the 2002 period. See "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K.

O&R's gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 were:

THOUSANDS OF DKTHS.

Description	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	Variation	Percent Variation

Firm Sales
Residential	6,115	8,232	(2,117)	(25.7)%
General	1,975	2,869	(894)	(31.2)
Firm Transportation	3,380	2,470	910	36.8

Total Firm Sales and Transportation	11,470	13,571	(2,101)	(15.5)

Off Peak/Interruptible Sales	3,778	3,150	628	19.9
Transportation of Customer Owned Gas
Divested Plants	5,853	2,893	2,960	102.3
Other	574	597	(23)	(3.9)

Total Sales and Transportation	21,675	20,211	1,464	7.2%

Total gas sales volumes in the six months ended June 30, 2002 decreased 15.5 percent compared to the 2001 period. O&R's revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. After adjusting for weather variations in each period, total firm sales and transportation volumes were 7.5 percent lower for the 2002 period compared to the 2001 period.

The cost of gas purchased for resale decreased $45.1 million in the 2002 period compared to the 2001 period, due to the lower sales volumes and unit costs.

Decreased gas revenues and cost of gas purchased for resale in the 2002 period, compared to 2001, also reflect increased purchases of gas by customers from other suppliers.

Gas operating income increased by $0.9 million for the six months ended June 30, 2002, compared to the 2001 period, due primarily to lower operation and maintenance expenses, offset in part by lower net revenues.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased by $2.8 million in the 2002 period compared to the 2001 period. The decrease was primarily the result of lower New York State revenue taxes, which resulted from reduced tax rates and lower energy costs billed to customers.

Other Income

Other income decreased $0.5 million in the 2002 period compared to the 2001 period, due primarily to lower earnings on short-term investments during the current year.

Net Interest Charges

Interest charges decreased by $0.7 million in the 2002 period compared to the 2001 period reflecting lower average debt balances and interest rates in the 2002 period, offset in part by lower allowance for borrowed funds used during construction.

Income Taxes

Income taxes decreased $0.5 million in the 2002 period compared to the 2001 period, due to lower customer bad debt costs in the current period. Under existing rate agreements, the tax effects of changes in reserves, such as that for uncollectibles, flow through to net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Con Edison

For information about Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2 of this report and Item 7A of the combined Con Edison, Con Edison of New York and O&R Annual Report on Form 10-K for the year ended December 31, 2001 (the Form 10-K), which information is incorporated herein by reference.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as "expects," "estimates," "anticipates," "intends," "plans," "will" and similar expressions identify forward-looking statements.

Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as:

  •
  continued restructuring of the regulated public utility, unregulated energy and telecommunications industries;

  •
  competition, including competition in the energy supply, trading and services businesses;

  •
  operating performance and condition of the company's energy delivery systems, generating assets and fiber optic communications network;

  •
  success of completion of ongoing construction projects;

  •
  legal proceedings relating to hazardous substances, the nuclear generating plant that the company sold in 2001 and Northeast Utilities (see Notes B, C and D to the Con Edison financial statements in Part 1, Item 1 of this report);

  •
  wholesale energy markets, including availability, sufficiency and cost of energy and the effectiveness of the company's efforts to manage its risks in these markets;

  •
  capital markets, including availability, sufficiency and cost of liquidity and credit facilities and the effectiveness of the company's efforts to manage its risks in these markets;

  •
  availability, sufficiency and cost of other services and goods used in Con Edison's business, including insurance coverage;

  •
  investment returns on the assets of the company's pension and other post-employment benefit plans and actual experience regarding the plans' other actuarial assumptions (see Notes D and E to the Con Edison financial statements in Item 8 of the Form 10-K);

  •
  employee matters, including changes in key executives and collective bargaining with union employees;

  •
  economic conditions, including recession, inflation or deflation;

  •
  technological developments;

  •
  weather, including its effects on the company's sales and facilities;

  •
  laws, regulations or regulatory policies, including those relating to taxes or fees, the environment and any that would adversely effect the ability of the company's regulated utility subsidiaries to operate or recover costs from their customers;

  •
  public policy doctrines;

  •
  accounting matters, including changes in policies, principles and interpretations thereof generally accepted in the United States;

  •
  acts of war or terrorism; and

  •
  other presently unknown or unforeseen factors.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Con Edison

Northeast Utilities

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note D to the Con Edison financial statements included in Part 1, Item 1 of this report (which information is incorporated herein by reference).

Con Edison of New York

Nuclear Generation

For information about legal proceedings relating to the nuclear generating unit that Con Edison of New York sold in 2001, see Note C to the Con Edison of New York financial statements included in Part 1, Item 1 of this report (which information is incorporated herein by reference).

Employees' Class Action

Reference is made to "Con Edison of New York—Employee's Class Action" in Item 3 of the Form 10-K. In August 2002, the new settlement agreement received fiscal approval from the court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Con Edison

(a)    At the Annual Meeting of Stockholders of Con Edison on May 20, 2002, the stockholders of Con Edison voted to elect members of the Board of Directors, to ratify and approve the appointment of Con Edison's independent accountants, and not to adopt a stockholder proposal. 166,115,779 shares of Common Stock of Con Edison, representing approximately 78.14% of the 212,585,320 shares of Common Stock outstanding and entitled to vote, were present at the meeting in person or by proxy.

(b)    The name of each nominee for election as a member of Con Edison's Board of Directors and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

	Votes For	Votes Withheld

Vincent A. Calarco	163,676,816	2,438,963
George Campbell, Jr.	163,153,313	2,962,466
Gordon J. Davis	163,811,897	2,303,882
Michael J. Del Giudice	163,201,550	2,914,229
Joan S. Freilich	163,796,817	2,318,962
Ellen V. Futter	163,094,453	3,021,326
Sally Hernandez-Pinero	163,067,292	3,048,487
Peter W. Likins	163,741,084	2,374,695
Eugene R. McGrath	163,772,714	2,343,065
Richard A. Voell	163,763,660	2,352,119
Stephen R. Volk	163,786,602	2,329,177

(c)    The results of the vote on the appointment of PricewaterhouseCoopers LLP as independent accountants for Con Edison for 2002 were as follows: 161,072,164 shares were voted for this proposal; 3,358,452 shares were voted against the proposal; and 1,685,163 shares were abstentions.

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

The results of the vote on this proposal were as follows: 15,151,507 shares were voted for this proposal; 106,597,261 shares were voted against the proposal; 4,710,358 shares were abstentions; and 39,656,653 shares were broker nonvotes.

Con Edison of New York

At the Annual Meeting of Stockholders of Con Edison of New York on May 20, 2002, all 235,488,094 outstanding shares of common stock of Con Edison of New York were voted to elect as members of Con Edison of New York's Board of Trustees management's nominees for the Board of Trustees (Vincent A. Calarco, George Campbell, Jr., Gordon J. Davis, Michael J. Del Giudice, Joan S. Freilich, Ellen V. Futter, Sally Hernandez-Pinero, Peter W. Likins, Eugene R. McGrath, Richard A. Voell and Stephen R. Volk), and to ratify and approve the appointment of PricewaterhouseCoopers LLP as Con Edison of New York's independent accountants for 2002. All of the common stock of Con Edison of New York is owned by Con Edison.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

Con Edison

Exhibit 10.1.1	Amendment No. 1, effective May 31, 2002, to the Employment agreement, dated as of September 1, 2000, between Con Edison and Eugene R. McGrath.
Exhibit 10.1.2	Amendment No. 1, effective May 31, 2002, to the Employment agreement, dated as of September 1, 2000, between Con Edison and Joan S. Freilich.
Exhibit 10.1.3	Amendment No. 1, effective May 31, 2002, to the Employment agreement, dated as of September 1, 2000, between Con Edison and Kevin Burke.
Exhibit 10.1.4	Amendment No. 1, effective May 31, 2002, to the Employment agreement, dated as of September 1, 2000, between Con Edison and John D. McMahon.
Exhibit 10.1.5	Restricted Stock Unit Award Agreement, dated as of May 31, 2002, between Con Edison and Stephen B. Bram.
Exhibit 10.1.6	Description of the Consolidated Edison, Inc. Deferred Stock Compensation Plan For Non-Officer Directors.
Exhibit 12.1	Statement of computation of Con Edison's ratio of earnings to fixed charges for the six and twelve-month periods ended June 30, 2002 and the year ended December 2001.
Exhibit 99.1.1	Certification of chief executive officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1.2	Certification of chief financial officer required under Section 906 of the Sarbanes-Oxley Act of 2002.

Con Edison of New York

Exhibit 3.2	By-laws of Con Edison of New York, effective June 20, 2002.
Exhibit 10.2	The Consolidated Edison Thrift Savings Plan, amended and restated as of May 8, 2002.
Exhibit 12.2	Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the six and twelve-month periods ended June 30, 2002 and the year December 2001.
Exhibit 99.2.1	Certification of chief executive officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2.2	Certification of chief financial officer required under Section 906 of the Sarbanes-Oxley Act of 2002.

O&R

Exhibit 99.3.1	Certification of chief executive officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.3.2	Certification of chief financial officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
REPORTS ON FORM 8-K

Con Edison

Con Edison filed a Current Report on Form 8-K, dated May 13, 2002, announcing the death of a Board member and reporting the adoption of a resolution reducing the number of Directors. Con Edison filed a Current Report on Form 8-K, dated April 3, 2002, reporting (under Item 5) entering into an underwriting agreement for the issuance and sale of $325 million aggregate principal amount of its 7.25% Debentures, Series 2002 A, due 2042.

Con Edison of New York

Con Edison of New York filed a Current Report on Form 8-K, dated May 13, 2002, announcing the death of a Board member and reporting the adoption of a resolution to change the by-laws to reduce the number of Trustees. Con Edison of New York filed a Current Report on Form 8-K, dated June 19, 2002, reporting (under Item 5) entering into an underwriting agreement for the issuance and sale of $300 million aggregate principal amount of its 5.625% Debentures, Series 2002 A, due 2012.

O&R

O&R filed no Current Reports on Form 8-K during the quarter ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.
DATE: August 12, 2002	By:	/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President, Chief Financial Officer and Duly Authorized Officer
Orange and Rockland Utilities, Inc.
DATE: August 12, 2002	By:	/s/ EDWARD J. RASMUSSEN Edward J. Rasmussen Vice President, Chief Financial Officer and Duly Authorized Officer

QuickLinks

Table of Contents
Filing Format
Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Notes to Consolidated Financial Statements
Consolidated Edison of New York, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison of New York, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison Of New York, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Consolidated Edison Of New York, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Notes to Consolidated Financial Statements
Orange and Rockland Utilities, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Notes to Financial Statements
SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001
SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001
Forward-Looking Statements
Signatures