Form 10-Q
period 2005-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2005-08-03
CIK 1047862, 23632

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer ID. Number

1-14514	Consolidated Edison, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-3965100

1-1217	Consolidated Edison Company of New York, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-5009340

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐ (See “Filing Format” on next page)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Consolidated Edison, Inc. (Con Edison)	Yes ☒ No ☐

Consolidated Edison Company of New York, Inc. (Con Edison of New York)	Yes ☐ No ☒

As of the close of business on July 29, 2005 Con Edison had outstanding 244,351,287 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Con Edison of New York.

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed separately by two different registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (Con Edison of New York). Con Edison of New York is a subsidiary of Con Edison and, as such, the information in this report about Con Edison of New York also applies to Con Edison. As used in this report, the term the “Companies” refers to each of the two separate registrants: Con Edison and Con Edison of New York. However, Con Edison of New York makes no representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

GLOSSARY OF TERMS

The following is a glossary of abbreviations or acronyms that may be used in this report:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
The Companies	The separate registrants: Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
NYPA	New York Power Authority
PSC	New York State Public Service Commission
SEC	Securities and Exchange Commission

Other
DTH	Dekatherm
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
First Quarter Form 10-Q	Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005
Form 10-K	Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2004
kWh	Kilowatt-hour
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts or thousand kilowatts
mWhrs	Megawatt hours
NYISO	New York Independent System Operator
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
SFAS	Statement of Financial Accounting Standards
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2005	December 31, 2004
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$13,101	$12,912
Gas	2,935	2,867
Steam	1,563	823
General	1,516	1,500
TOTAL	19,115	18,102
Less: Accumulated depreciation	4,260	4,288
Net	14,855	13,814
Construction work in progress	656	1,354
NET UTILITY PLANT	15,511	15,168
NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $91 and $78 in 2005 and 2004, respectively	829	841
Non-utility property, less accumulated depreciation of $27 and $25 in 2005 and 2004, respectively	30	31
Non-utility property held for sale	70	65
Construction work in progress	1	1
NET PLANT	16,441	16,106
CURRENT ASSETS
Cash and temporary cash investments	818	26
Restricted cash - funds held for redemption of long-term debt	126	—
Restricted cash - other	18	18
Accounts receivable - customers, less allowance for uncollectible accounts of $32 and $33 in 2005 and 2004, respectively	735	741
Accrued unbilled revenue	102	73
Other receivables, less allowance for uncollectible accounts of $6 and $5 in 2005 and 2004, respectively	179	198
Fuel oil, at average cost	27	32
Gas in storage, at average cost	135	170
Materials and supplies, at average cost	106	105
Prepayments	788	93
Current assets held for sale	9	5
Other current assets	413	248
TOTAL CURRENT ASSETS	3,456	1,709
INVESTMENTS	260	257
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	406	406
Intangible assets, less accumulated amortization of $19 and $13 in 2005 and 2004, respectively	96	100
Prepaid pension costs	1,458	1,442
Regulatory assets	1,953	2,258
Other deferred charges and noncurrent assets	301	282
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,214	4,488
TOTAL ASSETS	$24,371	$22,560

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2005	December 31, 2004
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity (See Statement of Common Shareholders' Equity)	$7,146	$7,054
Preferred stock of subsidiary	213	213
Long-term debt	7,190	6,561
TOTAL CAPITALIZATION	14,549	13,828
MINORITY INTERESTS	42	39
NONCURRENT LIABILITIES
Obligations under capital leases	31	33
Provision for injuries and damages	181	180
Pensions and retiree benefits	267	207
Superfund and other environmental costs	246	198
Noncurrent liabilities held for sale	6	5
Other noncurrent liabilities	65	62
TOTAL NONCURRENT LIABILITIES	796	685
CURRENT LIABILITIES
Long-term debt due within one year	471	469
Notes payable	176	156
Accounts and other payables	1,685	920
Customer deposits	228	232
Accrued taxes	189	36
Accrued interest	101	95
Accrued wages	87	88
Current liabilities held for sale	9	11
Other current liabilities	253	215
TOTAL CURRENT LIABILITIES	3,199	2,222
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,703	3,726
Regulatory liabilities	2,052	2,022
Other deferred credits	30	38
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,785	5,786
TOTAL CAPITALIZATION AND LIABILITIES	$24,371	$22,560

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$1,651	$1,531	$3,164	$3,070
Gas	354	283	1,082	928
Steam	96	93	363	328
Non-utility	305	257	598	517
TOTAL OPERATING REVENUES	2,406	2,164	5,207	4,843
OPERATING EXPENSES
Purchased power	969	890	1,908	1,820
Fuel	139	134	331	319
Gas purchased for resale	201	155	653	557
Other operations and maintenance	405	359	819	737
Depreciation and amortization	146	137	287	273
Taxes, other than income taxes	281	255	551	537
Income taxes	39	46	149	153
TOTAL OPERATING EXPENSES	2,180	1,976	4,698	4,396
OPERATING INCOME	226	188	509	447
OTHER INCOME (DEDUCTIONS)
Investment and other income	11	4	16	16
Allowance for equity funds used during construction	—	6	8	12
Preferred stock dividend requirements of subsidiary	(3)	(3)	(6)	(6)
Other deductions	(4)	(3)	(10)	(6)
Income taxes	2	5	6	6
TOTAL OTHER INCOME (DEDUCTIONS)	6	9	14	22
INTEREST EXPENSE
Interest on long-term debt	113	106	219	214
Other interest	1	6	10	16
Allowance for borrowed funds used during construction	—	(4)	(6)	(8)
NET INTEREST EXPENSE	114	108	223	222
INCOME FROM CONTINUING OPERATIONS	118	89	300	247
LOSS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES OF $2, $2, $2, AND $4)	(3)	(3)	(3)	(6)
NET INCOME	$115	$86	$297	$241
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.48	$0.38	$1.23	$1.07
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net income	$0.47	$0.37	$1.22	$1.05
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.48	$0.38	$1.23	$1.06
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net income	$0.47	$0.37	$1.22	$1.04
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.570	$0.565	$1.140	$1.130
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	243.4	234.0	243.1	230.6
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	244.2	234.9	243.8	231.6

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Millions of Dollars)
NET INCOME	$115	$86	$297	$241
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $(2) and $1 taxes in 2005 and 2004, respectively	—	—	(3)	1
Unrealized (losses)/gains on derivatives qualified as cash flow hedges, net of $(3), $10, $18 and $15 taxes in 2005 and 2004, respectively	(3)	13	27	21
Less: Reclassification adjustment for gains included in net income, net of $4, $1, $7 and $4 taxes in 2005 and 2004, respectively	6	2	11	6
TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAXES	(9)	11	13	16
COMPREHENSIVE INCOME	$106	$97	$310	$257

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2003	225,840,220	$25	$2,003	$5,451	23,210,700	$(1,001)	$(39)	$(16)	$6,423

Net income				155					155
Common stock dividends				(127)					(127)
Issuance of common shares - dividend reinvestment and employee stock plans	955,259		42	(6)					36
Other comprehensive income								5	5
BALANCE AS OF MARCH 31, 2004	226,795,479	$25	$2,045	$5,473	23,210,700	$(1,001)	$(39)	$(11)	$6,492
Net income				86					86
Common stock dividends				(128)					(128)
Issuance of common shares - public offering	14,000,000	1	527				(15)		513
Issuance of common shares - dividend reinvestment and employee stock plans	530,885		21	(1)					20
Other comprehensive income								11	11
BALANCE AS OF JUNE 30, 2004	241,326,364	$26	$2,593	$5,430	23,210,700	$(1,001)	$(54)	$—	$6,994

BALANCE AS OF DECEMBER 31, 2004	242,514,183	$26	$2,642	$5,451	23,210,700	$(1,001)	$(55)	$(9)	$7,054

Net income				181					181
Common stock dividends				(138)					(138)
Issuance of common shares - dividend reinvestment and employee stock plans	476,235		20						20
Other comprehensive income								22	22
BALANCE AS OF MARCH 31, 2005	242,990,418	$26	$2,662	$5,494	23,210,700	$(1,001)	$(55)	$13	$7,139
Net income				115					115
Common stock dividends				(139)					(139)
Issuance of common shares - dividend reinvestment and employee stock plans	948,465	1	43	(4)					40
Other comprehensive loss								(9)	(9)
BALANCE AS OF JUNE 30, 2005	243,938,883	$27	$2,705	$5,466	23,210,700	$(1,001)	$(55)	$4	$7,146

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2005	2004
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$297	$241
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	287	275
Deferred income taxes	(85)	204
Common equity component of allowance for funds used during construction	(8)	(12)
Prepaid pension costs (net of capitalized amounts)	(21)	(69)
Other non-cash items (net)	36	38
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	25	96
Materials and supplies, including fuel oil and gas in storage	39	16
Prepayments	(695)	8
Other receivables	(29)	(117)
Other current assets	(165)	(66)
Recoverable energy costs	—	(28)
Accounts payable	31	40
Pensions and retiree benefits	60	25
Accrued taxes	153	(49)
Accrued interest	6	(5)
Deferred charges and other regulatory assets	(138)	(146)
Deferred credits and other regulatory liabilities	28	175
Other assets	128	(22)
Other liabilities	84	32
NET CASH FLOWS FROM OPERATING ACTIVITIES	33	636
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $5 and $8 in 2005 and 2004, respectively)	(715)	(659)
Cost of removal less salvage	(92)	(69)
Non-utility construction expenditures	(9)	(22)
Common equity component of allowance for funds used during construction	8	12
Investments by unregulated subsidiaries	(4)	(5)
Increase in restricted cash	(126)	—
Proceeds from sale of First Avenue properties	534	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(404)	(743)
FINANCING ACTIVITIES
Net proceeds from/(payments of) short-term debt	20	(119)
Increase in other payable	734	—
Retirement of long-term debt	(11)	(556)
Issuance of long-term debt	642	920
Issuance of common stock	41	550
Debt issuance costs	(6)	(14)
Common stock dividends	(257)	(236)
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,163	545
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	792	438
BALANCE AT BEGINNING OF PERIOD	26	49
BALANCE AT END OF PERIOD	$818	$487
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$207	$204
Income taxes	$60	$103

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2005	December 31, 2004
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$12,273	$12,100
Gas	2,593	2,531
Steam	1,563	823
General	1,393	1,379
TOTAL	17,822	16,833
Less: Accumulated depreciation	3,871	3,906
Net	13,951	12,927
Construction work in progress	632	1,328
NET UTILITY PLANT	14,583	14,255
NON-UTILITY PROPERTY
Non-utility property	18	19
NET PLANT	14,601	14,274
CURRENT ASSETS
Cash and temporary cash investments	792	10
Restricted cash - funds held for redemption of long-term debt	126	—
Accounts receivable - customers, less allowance for uncollectible accounts of $28 and $29 in 2005 and 2004, respectively	633	666
Other receivables, less allowance for uncollectible accounts of $4 and $3 in 2005 and 2004, respectively	113	113
Accounts receivable from affiliated companies	188	115
Fuel oil, at average cost	18	24
Gas in storage, at average cost	100	125
Materials and supplies, at average cost	94	94
Prepayments	767	73
Other current assets	148	87
TOTAL CURRENT ASSETS	2,979	1,307
INVESTMENTS	3	3
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs	1,458	1,442
Regulatory assets	1,693	2,005
Other deferred charges and noncurrent assets	243	213
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,394	3,660
TOTAL ASSETS	$20,977	$19,244

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2005	December 31, 2004
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$6,233	$6,116
Preferred stock	213	213
Long-term debt	5,835	5,235
TOTAL CAPITALIZATION	12,281	11,564
NONCURRENT LIABILITIES
Obligations under capital leases	31	33
Provision for injuries and damages	172	170
Pensions and retiree benefits	146	109
Superfund and other environmental costs	189	141
Other noncurrent liabilities	33	34
TOTAL NONCURRENT LIABILITIES	571	487
CURRENT LIABILITIES
Long-term debt due within one year	450	450
Notes payable	122	100
Accounts and other payables	1,472	738
Accounts payable to affiliated companies	36	40
Customer deposits	214	218
Accrued taxes	261	58
Accrued interest	86	79
Accrued wages	82	81
Other current liabilities	187	160
TOTAL CURRENT LIABILITIES	2,910	1,924
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,282	3,346
Regulatory liabilities	1,905	1,895
Other deferred credits	28	28
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,215	5,269
TOTAL CAPITALIZATION AND LIABILITIES	$20,977	$19,244

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,527	$1,409	$2,920	$2,829
Gas	320	249	951	801
Steam	96	93	363	327
TOTAL OPERATING REVENUES	1,943	1,751	4,234	3,957
OPERATING EXPENSES
Purchased power	696	676	1,403	1,391
Fuel	92	81	226	218
Gas purchased for resale	177	134	556	459
Other operations and maintenance	342	293	693	610
Depreciation and amortization	127	119	249	236
Taxes, other than income taxes	264	237	517	500
Income taxes	36	43	135	146
TOTAL OPERATING EXPENSES	1,734	1,583	3,779	3,560
OPERATING INCOME	209	168	455	397
OTHER INCOME (DEDUCTIONS)
Investment and other income	9	5	17	20
Allowance for equity funds used during construction	—	6	7	12
Other deductions	(3)	(3)	(7)	(6)
Income taxes	(2)	1	(2)	(1)
TOTAL OTHER INCOME (DEDUCTIONS)	4	9	15	25
INTEREST EXPENSE
Interest on long-term debt	89	83	172	168
Other interest	—	6	7	16
Allowance for borrowed funds used during construction	—	(4)	(6)	(9)
NET INTEREST EXPENSE	89	85	173	175
NET INCOME	124	92	297	247
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	6	6
NET INCOME FOR COMMON STOCK	$121	$89	$291	$241

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Millions of Dollars)
NET INCOME	$124	$92	$297	$247
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $(2) and $2 taxes in 2005 and 2004, respectively	—	—	(2)	3
Unrealized losses on derivatives qualified as cash flow hedges, net of $(11) and $(5) taxes in 2005	(16)	—	(8)	—
Less: Reclassification adjustment for gains included in net income, net of $1 taxes in 2005	—	—	1	—
TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAXES	(16)	—	(11)	3
COMPREHENSIVE INCOME	$108	$92	$286	$250

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2003	235,488,094	$589	$1,274	$4,626	$(962)	$(39)	$(6)	$5,482
Net income				155				155
Common stock dividend to parent				(103)				(103)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							3	3
BALANCE AS OF MARCH 31, 2004	235,488,094	$589	$1,274	$4,675	$(962)	$(39)	$(3)	$5,534
Net income				92				92
Common stock dividend to parent				(82)				(82)
Capital contribution by parent			528			(15)		513
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							—	—
BALANCE AS OF JUNE 30, 2004	235,488,094	$589	$1,802	$4,682	$(962)	$(54)	$(3)	$6,054

BALANCE AS OF DECEMBER 31, 2004	235,488,094	$589	$1,802	$4,748	$(962)	$(55)	$(6)	$6,116

Net income				173				173
Common stock dividend to parent				(111)				(111)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							5	5
BALANCE AS OF MARCH 31, 2005	235,488,094	$589	$1,802	$4,807	$(962)	$(55)	$(1)	$6,180
Net income				124				124
Common stock dividend to parent				(52)				(52)
Cumulative preferred dividends				(3)				(3)
Other comprehensive loss							(16)	(16)
BALANCE AS OF JUNE 30, 2005	235,488,094	$589	$1,802	$4,876	$(962)	$(55)	$(17)	$6,233

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2005	2004
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$297	$247
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	249	236
Deferred income taxes	(105)	194
Common equity component of allowance for funds used during construction	(7)	(12)
Prepaid pension costs (net of capitalized amounts)	(21)	(69)
Other non-cash items (net)	(10)	10
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	33	85
Materials and supplies, including fuel oil and gas in storage	31	14
Prepayments	(694)	9
Other receivables	(73)	(97)
Other current assets	(61)	(34)
Recoverable energy costs	5	(49)
Accounts payable	(4)	38
Pensions and retiree benefits	37	8
Accrued taxes	203	(72)
Accrued interest	7	(5)
Deferred charges and other regulatory assets	(131)	(128)
Deferred credits and other regulatory liabilities	9	165
Other assets	122	(4)
Other liabilities	71	4
NET CASH FLOWS FROM OPERATING ACTIVITIES	(42)	540
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $5 and $8 in 2005 and 2004, respectively)	(683)	(624)
Cost of removal less salvage	(89)	(68)
Common equity component of allowance for funds used during construction	7	12
Increase in restricted cash	(126)	—
Proceeds from sale of First Avenue properties	534	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(357)	(680)
FINANCING ACTIVITIES
Net proceeds from/(payments of) short-term debt	22	(99)
Increase in other payable	734	—
Retirement of long-term debt	—	(548)
Issuance of long-term debt	600	920
Debt issuance costs	(6)	(14)
Capital contribution by parent	—	513
Dividend to parent	(163)	(185)
Preferred stock dividends	(6)	(6)
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,181	581
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	782	441
BALANCE AT BEGINNING OF PERIOD	10	33
BALANCE AT END OF PERIOD	$792	$474
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$160	$158
Income taxes	$112	$127

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General

These combined notes accompany and form an integral part of the separate interim consolidated financial statements of two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison); and Consolidated Edison Company of New York, Inc. and its subsidiaries (Con Edison of New York). Con Edison of New York is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the Con Edison of New York interim consolidated financial statements, are also consolidated, along with those of Con Edison’s other utility subsidiary, Orange and Rockland Utilities, Inc. (O&R) and Con Edison’s unregulated subsidiaries (discussed below), in Con Edison’s interim consolidated financial statements. The term the “Utilities” is used in these notes to refer to Con Edison of New York and O&R. As used in these notes, the term the “Companies” refers to Con Edison and Con Edison of New York and, except as otherwise noted, the information in these combined notes relates to each of the Companies.

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2004 (the Form 10-K) and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (the First Quarter Form 10-Q). Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Con Edison has two regulated utility subsidiaries: Con Edison of New York and O&R. Con Edison of New York provides electric service to approximately 3.2 million customers and gas service to over 1 million customers in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service to approximately 0.3 million customers in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service to over 0.1 million customers in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following unregulated energy subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity to delivery customers of utilities, including Con Edison of New York and O&R, and also offers energy-related services; Consolidated Edison Energy, Inc. (Con

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and participates in other infrastructure projects.

In December 2004, after a comprehensive strategic review, Con Edison determined to sell Con Edison Communications, LLC (Con Edison Communications). See Note N.

Note A - Earnings per Common Share

Reference is made to “Earnings per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and six months ended June 30, 2005 and 2004, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2005	2004	2005	2004
Income from continuing operations	$118	$89	$300	$247
Loss from discontinued operations, net of tax	(3)	(3)	(3)	(6)
Net income	115	86	297	241
Weighted average common shares outstanding – Basic	243.4	234.0	243.1	230.6
Add: Incremental shares attributable to effect of potentially dilutive securities	0.8	0.9	0.7	1.0
Adjusted weighted average common shares outstanding – Diluted	244.2	234.9	243.8	231.6
EARNINGS PER COMMON SHARE – BASIC
Continuing operations	$0.48	$0.38	$1.23	$1.07
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net income	$0.47	$0.37	$1.22	$1.05
EARNINGS PER COMMON SHARE – DILUTED
Continuing operations	$0.48	$0.38	$1.23	$1.06
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net income	$0.47	$0.37	$1.22	$1.04

The computation of diluted earnings per share excludes 0.9 million and 8.0 million Con Edison common shares for the three months ended June 30, 2005 and 2004, respectively, and 1.8 million and 7.9 million common shares for the six months ended June 30, 2005 and 2004, respectively, because the exercise prices of the related underlying options were greater than the average daily closing market price of the common shares during the respective periods.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note B - Stock-Based Compensation

Reference is made to “Stock-Based Compensation” in Note A to the financial statements in Item 8 of the Form 10-K. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 and 2004, respectively, if the Companies had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for purposes of recognizing compensation expense for employee stock-based arrangements:

	For the Three Months Ended June 30,
	Con Edison*		Con Edison of New York
(Millions of Dollars, except per share amounts/Shares in Millions)	2005	2004	2005	2004
Net income, as reported	$115	$86	$124	$92
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2	2	1	1
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	3	3	2	2
Pro forma net income	$114	$85	$123	$91
Earnings per common share:
Basic - as reported	$0.47	$0.37
Basic - pro forma	$0.47	$0.36
Diluted - as reported	$0.47	$0.37
Diluted - pro forma	$0.47	$0.36
*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.

	For the Six Months Ended June 30,
	Con Edison*		Con Edison of New York
(Millions of Dollars, except per share amounts/Shares in Millions)	2005	2004	2005	2004
Net income, as reported	$297	$241	$297	$247
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3	3	2	2
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	5	4	4	4
Pro forma net income	$295	$240	$295	$245
Earnings per common share:
Basic - as reported	$1.22	$1.05
Basic - pro forma	$1.21	$1.04
Diluted - as reported	$1.22	$1.04
Diluted - pro forma	$1.21	$1.04
*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.

Note C - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and Note C to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at June 30, 2005 and December 31, 2004 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Regulatory assets
Future federal income tax	$808	$762	$760	$715
Recoverable energy costs	236	275	219	257
Environmental remediation costs	223	165	162	106
World Trade Center restoration costs	122	104	122	104
Retirement program costs	99	71	49	29
Transition bond charges	72	74	—	—
Workers’ compensation	47	48	47	48
Revenue taxes	45	46	45	46
Unbilled gas revenue	44	44	44	44
NYS tax law changes	34	40	34	40
Asbestos-related costs	25	26	25	25
Collection agent deferral	21	21	21	21
Sale costs - First Avenue properties	—	178	—	178
Sale of nuclear generating plant including interest	—	176	—	176
Electric interference costs	—	44	—	44
Other	177	184	165	172
Total Regulatory Assets	$1,953	$2,258	$1,693	$2,005
Regulatory liabilities
Allowance for cost of removal less salvage	$673	$723	$616	$666
Net electric deferrals	431	—	431	—
Gain on sale of First Avenue properties	257	—	257	—
2004 electric, gas and steam one-time rate plan charges	124	124	124	124
Utilities’ electric hedging unrealized gains	80	—	80	—
NYS tax law changes	47	44	35	32
EPA SO2 Allowance Proceeds – Electric and Steam	45	20	45	20
Interest on federal income tax refund	37	37	37	37
DC service incentive	26	33	26	33
Refundable energy costs	23	29	—	—
Excess dividends tax	22	18	22	18
NYISO reconciliation	20	160	20	160
Gas interference – cost sharing	13	11	13	11
Gas interruptible sales credits	13	22	13	22
Transmission congestion contracts	—	391	—	391
Gain on divestiture	—	56	—	55
Electric excess earnings	—	50	—	50
Deposit from sale of First Avenue properties	—	50	—	50
Accrued electric rate reduction	—	25	—	25
Gain on disposition of property – W. 45 St.	—	24	—	24
Other	241	205	186	177
Total Regulatory Liabilities	$2,052	$2,022	$1,905	$1,895

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

“Net electric deferrals” represents the remaining unamortized balance of certain regulatory assets and liabilities of Con Edison of New York that were combined effective April 1, 2005 and are being amortized to income over the period April 2005 through March 2008, in accordance with the electric rate plan discussed in Note C to the financial statements in Part I, Item I of the First Quarter Form 10-Q.

In May 2005, Con Edison of New York completed the sale of certain properties located on First Avenue in Manhattan. Net proceeds from the sale totaled $534 million, resulting in a pre-tax gain on the sale of $257 million. In accordance with the PSC order approving the sale of the properties, the company has deferred the net gain for the benefit of customers. The net after-tax gain on the sale, including additional expenses to be incurred, is estimated at $114 million.

Other Regulatory Matters

In January 2004, a woman died when she came into contact with the metal frame of a Con Edison of New York service box that had been energized by a low voltage cable that had been repaired in a manner that varied from the company’s written procedures. Following the accident, the Public Service Commission (PSC) instituted a proceeding as to whether the company violated the safety requirements of the New York Public Service Law and ordered the company to show cause why the PSC should not commence an action seeking penalties from the company. In July 2005, the PSC agreed not to commence such an action in consideration of the company’s agreement to spend $11 million (which would not be recoverable from customers) over a period of three or more years to conduct certain stray voltage testing and electric safety research. The new testing will be in addition to PSC requirements for all New York utilities to conduct ongoing testing and inspections of their electrical related infrastructure.

Note D - Short-Term Borrowing and Credit Agreements

For information about the Companies’ commercial paper programs and revolving credit agreements, see Note D to the financial statements in Part I, Item 1 of the First Quarter 10-Q. At June 30, 2005, Con Edison had $176 million of commercial paper outstanding of which $122 million was outstanding under Con Edison of New York’s program. The weighted average interest rate for the six-month period was 2.54 percent and 2.46 percent for Con Edison and Con Edison of New York, respectively. At June 30, 2005, no loans were outstanding under any of the credit agreements and $119 million of letters of credit were outstanding.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note E - Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation and remediation costs (which include costs of demolition, removal, disposal, storage, replacement, containment and monitoring) and environmental damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites, at which the Utilities have been asserted to have liability under these laws, including their manufactured gas plant sites, are referred to herein as “Superfund Sites.”

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate of the amount the Utilities will need to pay to discharge their related obligations. For Superfund Sites (including the manufactured gas plant sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate of the undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites. Remediation costs are estimated in light of the information available, applicable remediation standards and experience with similar sites.

For the three and six months ended June 30, 2005, Con Edison of New York incurred approximately $10 million and $13 million, respectively, for environmental remediation costs. Insurance recoveries were $2 million for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2004, Con Edison of New York incurred approximately $10 million and $15 million, respectively, for environmental remediation costs. No insurance recoveries were received during these 2004 periods.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The accrued liabilities and regulatory assets related to Superfund Sites for the Companies at June 30, 2005 and December 31, 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Accrued liabilities:
Manufactured gas plant sites	$185	$148	$128	$92
Other Superfund Sites	62	50	61	49
Total	$247	$198	$189	$141
Regulatory assets	$223	$165	$162	$106

Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. As investigations progress on these and other sites, the Companies expect that additional liability will be accrued, the amount of which is not presently determinable but may be material. Under their current rate agreements, the Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) certain site investigation and remediation costs.

In 2002, Con Edison of New York estimated that for its manufactured gas plant sites, many of which had not been investigated, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range from approximately $65 million to $1.1 billion. In 2004, O&R estimated that for its manufactured gas plant sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range from approximately $31 million to $87 million. These estimates were based on the assumption that there is contamination at each of the sites and additional assumptions regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in the remaining thousands of suits total billions of dollars; however, the Companies believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2004, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

additional suits that may be brought over the next 15 years is $25 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different.

In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) liabilities incurred for its asbestos lawsuits and workers’ compensation claims.

The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2005 and December 31, 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Accrued liability - asbestos suits	$25	$26	$25	$25
Regulatory assets - asbestos suits	25	26	25	25
Accrued liability - workers’ compensation	123	122	118	119
Regulatory assets - workers’ compensation	$47	$48	$47	$48

Note F - Northeast Utilities Litigation

In March 2001, Con Edison commenced an action in the United States District Court for the Southern District of New York (the District Court), entitled Consolidated Edison, Inc. v. Northeast Utilities (the First Federal Proceeding), seeking a declaratory judgment that Northeast Utilities has failed to meet certain conditions precedent to Con Edison’s obligation to complete its acquisition of Northeast Utilities pursuant to their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000 (the merger agreement). In May 2001, Con Edison amended its complaint. As amended, Con Edison’s complaint seeks, among other things, recovery of damages sustained by it as a result of the material breach of the merger agreement by Northeast Utilities, and the District Court’s declaration that under the merger agreement Con Edison has no further or continuing obligations to Northeast Utilities and Northeast Utilities has no further or continuing rights against Con Edison.

In June 2001, Northeast Utilities withdrew the separate action it commenced in March 2001 in the same court and filed as a counter-claim in the First Federal Proceeding its claim that Con Edison materially breached the merger agreement and that, as a result, Northeast Utilities and its shareholders have suffered substantial damages, including the difference between the consideration to be paid to Northeast Utilities’ shareholders pursuant to the merger agreement and the market value of Northeast

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Utilities’ common stock (the so-called “lost premium” claim), expenditures in connection with regulatory approvals and lost business opportunities. Pursuant to the merger agreement, Con Edison agreed to acquire Northeast Utilities for $26.00 per share (an estimated aggregate of not more than $3.9 billion) plus $0.0034 per share for each day after August 5, 2000 through the day prior to the completion of the transaction, payable 50 percent in cash and 50 percent in stock.

In March 2003, the District Court ruled on certain motions filed by Con Edison and Northeast Utilities in the First Federal Proceeding. The District Court ruled that Con Edison’s claim against Northeast Utilities for hundreds of millions of dollars for breach of the merger agreement, as well as Con Edison’s claim that Northeast Utilities underwent a material adverse change, will go to trial. The District Court also dismissed Con Edison’s fraud and misrepresentation claims. In addition, the District Court ruled that Northeast Utilities’ shareholders were intended third-party beneficiaries of the merger agreement and the alleged $1.2 billion lost premium claim against Con Edison would go to trial.

In May 2003, a lawsuit by a purported class of Northeast Utilities’ shareholders, entitled Rimkoski, et al. v. Consolidated Edison, Inc., was filed in New York County Supreme Court (the State Proceeding) alleging breach of the merger agreement. The complaint defined the putative class as holders of Northeast Utilities’ common stock on March 5, 2001, and alleged that the class members were intended third party beneficiaries of the merger agreement. The complaint sought damages believed to be substantially duplicative of those sought by Northeast Utilities on behalf of its shareholders in the First Federal Proceeding. In December 2003, the District Court granted Rimkoski’s motion to intervene in the First Federal Proceeding and, in February 2004, the State Proceeding was dismissed without prejudice. In January 2004, Rimkoski filed a motion in the First Federal Proceeding to certify his action as a class action on behalf of all holders of Northeast Utilities’ common stock on March 5, 2001 and to appoint Rimkoski as class representative. The motion is pending.

In May 2004, the District Court ruled that the Northeast Utilities’ shareholders who may pursue the lost premium claim against Con Edison are the holders of Northeast Utilities’ common stock on March 5, 2001 and the District Court therefore dismissed Northeast Utilities’ lost premium claim. The District Court certified its ruling regarding the lost premium claim for interlocutory appeal to the United States Court of Appeals for the Second Circuit (the Court of Appeals), and in June 2004 Northeast Utilities filed its motion for leave to appeal the issue to the Court of Appeals. The District Court further certified for interlocutory appeal its March 2003 determination that Northeast Utilities’ shareholders are intended third-party beneficiaries under the merger agreement, and in June 2004 Con Edison filed its motion for leave to appeal the issue to the Court of Appeals. In October 2004, the

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Court of Appeals granted both Con Edison’s motion and Northeast Utilities’ motion. The appeals have been fully briefed and argued and the parties are currently awaiting a decision.

In May 2004, the District Court dismissed the lawsuit that was commenced in October 2003 by a purported class of Northeast Utilities’ shareholders, entitled Siegel et al. v. Consolidated Edison, Inc. (the Second Federal Proceeding). The Second Federal Proceeding had sought unspecified injunctive relief and damages believed to be substantially duplicative of the damages sought from Con Edison in the First Federal Proceeding. A motion by the plaintiffs in the Second Federal Proceeding to intervene in the First Federal Proceeding is pending.

Con Edison believes that Northeast Utilities materially breached the merger agreement, and that Con Edison did not materially breach the merger agreement. Con Edison believes it was not obligated to acquire Northeast Utilities because Northeast Utilities did not meet the merger agreement’s conditions that Northeast Utilities perform all of its obligations under the merger agreement. Those obligations include the obligation that it carry on its businesses in the ordinary course consistent with past practice; that the representations and warranties made by it in the merger agreement were true and correct when made and remain true and correct; and that there be no material adverse change with respect to Northeast Utilities.

Con Edison is unable to predict whether or not any Northeast Utilities related lawsuits or other actions will have a material adverse effect on Con Edison’s financial position, results of operations or liquidity.

Note G - Other Material Contingencies

Lease In/Lease Out Transactions

As part of a broad initiative, the Internal Revenue Service is reviewing certain categories of transactions. Among these are transactions in which a taxpayer leases property and then immediately subleases it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). In 1997 and 1999, Con Edison Development entered into two LILO transactions, involving gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with SFAS No. 13, “Accounting for Leases,” Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At June 30, 2005, and December 31, 2004, the company’s investment in these leveraged leases ($220 million and $215 million, respectively) net of

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

deferred tax liabilities ($176 million and $165 million, respectively), amounted to $44 million and $50 million, respectively. The estimated tax savings from the two LILO transactions during the tax years 1997 through June 30, 2005, in the aggregate, was $128 million. On audit of Con Edison’s tax return for 1997, the Internal Revenue Service proposed that the tax losses in connection with the 1997 LILO transaction be disallowed.

Con Edison believes that its LILO’s were correctly reported and is currently appealing the proposed disallowance within the Internal Revenue Service. However, under the proposed accounting guidance for leveraged leases discussed in Note M, if the amount or the timing of the tax benefits anticipated to be realized by Con Edison from the LILO transactions were to be altered in connection with either a settlement with the Internal Revenue Service or by a final court decision, the company could be required to recalculate the accounting effect of the LILO’s, which could result in a charge to earnings that could have a material adverse effect on its results of operations.

Collection Agent Termination

In April 2004, Con Edison of New York terminated arrangements with a collection agent, which also processed payments for other large corporations and governmental agencies. The New York State Banking Department suspended the license of the collection agent, and the collection agent consented to an involuntary bankruptcy proceeding commenced against it by a group of its unsecured creditors. The collection agent has not forwarded to the company an estimated $21 million of payments it received from the company’s customers. The company is continuing to review the matter and the possible recovery of these payments from the bankrupt’s estate, insurance or other sources. In April 2004, the company reflected the possible loss of these payments on its balance sheet and recorded an offsetting regulatory asset. The company has filed a petition with the PSC in connection with this matter.

Lower Manhattan Restoration

Con Edison of New York estimates that its costs for emergency response to the September 11, 2001 attack on the World Trade Center, and for resulting temporary and subsequent permanent restoration of electric, gas and steam transmission and distribution facilities damaged in the attack will total $430 million, net of insurance payments. Most of the costs, which are capital in nature, have already been incurred. At June 30, 2005, the company has received reimbursement for $139 million of these costs ($76 million under insurance policies and $63 million from the federal government). The company submitted additional applications for federal government reimbursement totaling $172 million in December 2004 and March 2005. The company expects to receive up to $10 million in additional funds from insurance policies and to submit additional applications for federal government reimbursement when appropriate. At June 30, 2005, the company had incurred capital costs of $218

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

million and, pursuant to a petition it filed with the PSC in 2001, deferred $130 million, including interest, as a regulatory asset; these amounts are net of reimbursements to that date. The company expects the PSC to permit recovery from customers of the costs, net of any federal reimbursement, insurance payments and tax savings.

Suits have been brought in New York State and federal courts against Con Edison, Con Edison of New York and other parties, including the City of New York, by employees of the City and contractors working at the World Trade Center site. The suits, of which there are hundreds, generally seek unspecified amounts of damages allegedly resulting from exposure to hazardous substances in connection with emergency response and restoration activities at the site. The Companies believe that their activities were prudent and in compliance with applicable laws. Neither of the Companies, however, is able to predict whether or not any proceedings or other actions relating to the activities will have a material adverse effect on its financial condition, results of operations or liquidity.

Based upon New York City’s announced plans for improvement projects in lower Manhattan, including a transportation hub, the company anticipates that over the next five to ten years it may incur up to $250 million in incremental interference costs in lower Manhattan. The company’s rate plans include provisions for the recovery of interference costs.

Note H – Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued guarantees on behalf of entities in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $1,054 million and $989 million at June 30, 2005 and December 31, 2004, respectively.

A summary by type and term, of Con Edison’s total guarantees at June 30, 2005 is as follows:

Guarantee Type	0-3 years	4-10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$754	$3	$150	$907
Affordable housing program	—	37	—	37
Intra-company guarantees	20	43	1	64
Other guarantees	32	12	2	46
TOTAL	$806	$95	$153	$1,054

For a description of guarantee types, see Note S to the financial statements in Item 8 of the Form 10-K.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note I - Financial Information By Business Segment

Reference is made to Note O to the financial statements in Item 8 of Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended June 30,
	Operating Revenues		Intersegment Revenues		Depreciation and Amortization		Operating Income
(Millions of Dollars)	2005	2004	2005	2004	2005	2004	2005	2004
Con Edison of New York
Electric	$1,527	$1,409	$2	$2	$97	$95	$180	$153
Gas	320	249	1	1	19	19	32	20
Steam	96	93	18	1	11	5	(3)	(5)
Total Con Edison of New York	$1,943	$1,751	$21	$4	$127	$119	$209	$168
O&R
Electric	$122	$122	$—	$—	$5	$6	$10	$10
Gas	34	34	—	—	3	2	—	—
Total O&R	$156	$156	$—	$—	$8	$8	$10	$10
Unregulated Energy Subsidiaries	$306	$257	$—	$—	$11	$10	$6	$10
Other*	1	—	(21)	(4)	—	—	1	—
Total Con Edison	$2,406	$2,164	$—	$—	$146	$137	$226	$188
*	Parent company expenses, primarily interest and consolidation adjustments. Operating revenues and operating income in 2005 include amounts related to RECO securitization. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating Revenues		Intersegment Revenues		Depreciation and Amortization		Operating Income
(Millions of Dollars)	2005	2004	2005	2004	2005	2004	2005	2004
Con Edison of New York
Electric	$2,920	$2,829	$5	$5	$196	$189	$286	$267
Gas	951	801	2	2	38	37	124	98
Steam	363	327	19	1	15	10	45	32
Total Con Edison of New York	$4,234	$3,957	$26	$8	$249	$236	$455	$397
O&R
Electric	$242	$242	$—	$—	$12	$12	$21	$19
Gas	131	127	—	—	5	5	11	10
Total O&R	$373	$369	$—	$—	$17	$17	$32	$29
Unregulated Energy Subsidiaries	$600	$517	$—	$—	$20	$20	$20	$19
Other*	—	—	(26)	(8)	1	—	2	2
Total Con Edison	$5,207	$4,843	$—	$—	$287	$273	$509	$447
*	Parent company expenses, primarily interest and consolidation adjustments. Operating revenues and operating income in 2005 include amounts related to RECO securitization. Other does not represent a business segment.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note J - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and six months ended June 30, 2005 and 2004 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Service cost - including administrative expenses	$28	$25	$27	$23
Interest cost on projected benefit obligation	109	104	102	98
Expected return on plan assets	(160)	(162)	(154)	(157)
Amortization of net actuarial (gain)/loss	23	(9)	19	(12)
Amortization of prior service costs	4	3	3	3
NET PERIODIC BENEFIT COST	$4	$(39)	$(3)	$(45)
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$5	$(38)	$(2)	$(44)
Cost capitalized	(1)	14	—	15
Cost deferred	(18)	(1)	(14)	—
Cost (credited)/charged to operating expenses	$(14)	$(25)	$(16)	$(29)

*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Service cost - including administrative expenses	$59	$52	$54	$48
Interest cost on projected benefit obligation	215	207	201	194
Expected return on plan assets	(321)	(325)	(309)	(314)
Amortization of net actuarial (gain)/loss	40	(19)	32	(25)
Amortization of prior service costs	7	6	6	6
NET PERIODIC BENEFIT COST	$—	$(79)	$(16)	$(91)
Amortization of regulatory asset*	2	2	2	2
TOTAL PERIODIC BENEFIT COST	$2	$(77)	$(14)	$(89)
Cost capitalized	1	24	4	26
Cost deferred	(23)	(1)	(16)	—
Cost (credited)/charged to operating expenses	$(20)	$(54)	$(26)	$(63)

*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2005. Con Edison expects to make discretionary contributions of $30 million by September 2005. Con Edison of New York does not expect to make any contributions in 2005.

Note K - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic other postretirement benefit costs for the three and six months ended June 30, 2005 and 2004 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Service cost	$4	$2	$3	$2
Interest cost on accumulated other postretirement benefit obligation	24	16	21	14
Expected return on plan assets	(21)	(19)	(19)	(18)
Amortization of net actuarial loss	22	7	19	5
Amortization of prior service costs	(4)	(4)	(4)	(4)
Amortization of transition obligation	1	1	1	1
NET PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$26	$3	$21	$—
Cost capitalized	(8)	(1)	(7)	—
Cost deferred	(11)	(1)	(9)	—
Cost charged to operating expenses	$7	$1	$5	$—

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Service cost	$7	$5	$5	$4
Interest cost on accumulated other postretirement benefit obligation	42	37	37	33
Expected return on plan assets	(40)	(39)	(37)	(37)
Amortization of net actuarial loss	36	20	31	17
Amortization of prior service costs	(7)	(7)	(7)	(7)
Amortization of transition obligation	2	2	2	2
NET PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$40	$18	$31	$12
Cost capitalized	(12)	(5)	(10)	(3)
Cost deferred	(11)	(1)	(8)	—
Cost charged to operating expenses	$17	$12	$13	$9

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Expected Contributions

Based on current estimates, Con Edison and Con Edison of New York expect to make contributions of $71 million and $58 million, respectively, to the other postretirement benefit plans in 2005.

Note L - Derivative Instruments and Hedging Activities

Reference is made to Note P to the financial statements in Item 8 of the Form 10-K.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, options, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at June 30, 2005 and December 31, 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Fair value of net assets	$219	$49	$109	$9

Cash Flow Hedges

Con Edison’s subsidiaries designate a portion of derivative instruments as cash flow hedges under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The following table presents selected information related to these cash flow hedges included in accumulated other comprehensive income (OCI) at June 30, 2005:

	Maximum Term		Accumulated Other Comprehensive Income/ (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings During the Next 12 Months
(Term in Months/ Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Energy Price Hedges	21	21	$32	$—	$32	$—

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

The unrealized net gains and losses relating to the ineffectiveness of these cash flow hedges that were recognized in net earnings for the three and six months ended June 30, 2005 and 2004 were immaterial to the results of operations of the Companies for those periods.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities recover all gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison’s unregulated subsidiaries record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the three and six months ended June 30, 2005 and 2004 unrealized gains and losses on these contracts were immaterial to the results of operations of the Companies for those periods.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at June 30, 2005 and December 31, 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Fair value of interest rate swaps	$(23)	$(19)	$(5)	$1

Fair Value Hedges

Con Edison of New York’s swap (related to $225 million of tax-exempt debt) is designated as a fair value hedge, which qualifies for “short-cut” hedge accounting under SFAS No. 133. Under this method, changes in fair value of the swap are recorded directly against the carrying value of the hedged bonds and have no impact on earnings.

Cash Flow Hedges

Con Edison Development’s and O&R’s swaps are designated as cash flow hedges under SFAS No. 133. Any gain or loss on the hedges is recorded in OCI and reclassified to interest expense and included in earnings during the periods in which the hedged interest payments occur. See “Interest Rate Hedging” in Note P to the financial statements in Item 8 of the Form 10-K for the contractual components of the interest rate swaps accounted for as cash flow hedges.

In January and February of 2005, Con Edison of New York entered into seven forward starting swap agreements to hedge a portion of anticipated interest payments associated with future debt issuance. The swaps are designated as cash flow hedges. At the inception of each hedge, the company locks in a swap rate that has a high correlation with the company’s total borrowing costs. The swap agreements are expected to be settled at the time of debt issuance. No cash payments will be made until the settlement date, although under some circumstances, collateral may be given to, or received from, the swap counterparty.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In June 2005, Con Edison of New York issued $125 million of 30-year debentures. Also, five related forward starting swap agreements, which were entered into in December 2004, were settled. A cumulative loss of $9 million with respect to the swap agreements was recorded in OCI. This loss will be reclassified to interest expense over the term of the debt issued.

The following table presents amounts related to these cash flow hedges that are included in accumulated OCI at June 30, 2005:

	Accumulated Other Comprehensive Income/ (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Interest Rate Swaps	$(19)	$(8)	$(2)	$—

The actual amounts that will be reclassified may vary from the expected amounts presented above as a result of changes in interest rates. For the Utilities, these costs are recovered in rates and the reclassification will have no impact on results of operations.

Note M - New Financial Accounting Standards

In July 2005, the Financial Accounting Standards Board (“FASB”) issued Exposure Draft titled “Accounting for Uncertain Tax Positions”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The proposed interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109. Under this Interpretation, an enterprise would not be allowed to recognize, in its financial statements, the benefit of a tax position unless that position is probable of being sustained on audit by taxing authorities based solely on the technical merits of the position. Also, in July 2005, the FASB issued a proposed FASB Staff Position (“FSP”), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP requires that leveraged leases be evaluated under the guidance on uncertain tax positions provided by the Exposure Draft and also imposes additional requirements on assessment of the expected timing of income tax cash flows generated by the lease. More specifically, the proposed FSP would require that a change in the amount or timing of tax benefits that are realized by a lessor in a leveraged lease would result in a recalculation of the leverage lease, with any change in the recalculated net investment recognized as a gain or loss currently. Refer to Note G for a description on Con Edison’s leveraged lease transactions. Neither the Exposure Draft, if adopted, nor the proposed FSP are expected to have a material impact on the Companies’ financial position, results of operations, or liquidity.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In June 2005, the Emerging Issues Task Force (“EITF”) reached a tentative conclusion on Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). The FASB Task Force concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The Task Force provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. The Task Force also provided guidance on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 is not expected to have a material impact on the Companies’ financial position, results of operation, or liquidity.

In June 2005, the EITF reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6), which is effective for periods beginning after June 30, 2005. EITF 05-6 states that leasehold improvements acquired in a business combination and those acquired after the inception of a lease should be amortized over the shorter of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the acquisition of the leasehold improvements. The adoption of EITF 05-6 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In May 2005, the FASB issued Statement No. 154, “Accounting for Changes and Error Corrections” (SFAS No. 154), which is effective for fiscal years beginning after December 15, 2005. This statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB 20) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

For information about other recent financial accounting standards, see Note N to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Note N - Con Edison Communications (CEC)

For information about CEC, including the termination in May 2005 of an agreement to sell CEC, and the accounting for its assets and liabilities as “held for sale” and its results of operations as “discontinued operations,” see Note W to the financial statements in Item 8 of the Form 10-K and

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note O to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q. Con Edison remains committed to its plan to sell CEC. As of June 30, 2005, CEC had assets and liabilities of $60 million and $14 million, respectively.

CEC’s total operating revenues were $10 million and $8 million for the three months ended June 30, 2005 and 2004, respectively, and $20 million and $15 million for the six months ended June 30, 2005 and 2004, respectively.

Note O - NYC Tax Payment

Under a New York City program, Con Edison of New York achieved a 1.5 percent reduction in its City property taxes for the fiscal year ending June 30, 2006 by prepaying the taxes on June 30, 2005 instead of paying them in semi-annual installments on their due dates (July 1, 2005 and January 1, 2006). The company authorized a $734 million electronic funds transfer to the City effective June 30, 2005. Because the City did not complete the transaction until July 1, 2005, the company invested these funds overnight in temporary cash investments. At June 30, 2005, the Companies’ consolidated balance sheets included these funds as “cash and temporary cash investments,” and the obligation to fund the electronic transfer that had been authorized by the company on June 30, 2005 as “accounts and other payables.” This obligation is reported in the Companies’ consolidated cash flow statements as a financing activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK)

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements in Part I, Item 1 of this report (the Second Quarter Financial Statements) of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (Con Edison of New York). As used in this report, the term the “Companies” refers to Con Edison and Con Edison of New York. Con Edison of New York is a subsidiary of Con Edison and, as such, information in this MD&A about Con Edison of New York applies to Con Edison.

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part I, Item 2 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q).

Information in the notes to the Second Quarter Financial Statements referred to in this discussion and analysis is incorporated by reference herein.

CORPORATE OVERVIEW

Con Edison’s principal business operations are those of its utility subsidiaries Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has unregulated subsidiaries that compete primarily in energy-related and communications businesses (see “Unregulated Energy Subsidiaries,” below).

Certain financial data of Con Edison’s subsidiaries is presented below:

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005				At June 30, 2005
(Millions of Dollars)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
Con Edison of New York	$1,943	81%	$121	105%	$4,234	81%	$291	98%	$20,977	86%
O&R	157	6%	6	5%	375	7%	23	8%	1,447	6%
Total Utilities	2,100	87%	127	110%	4,609	88%	314	106%	22,424	92%
Con Edison Development	85	4%	(4)	(3)%	185	4%	(5)	(2)%	1,279	5%
Con Edison Energy	5	—%	—	—%	18	—%	—	—%	96	—%
Con Edison Solutions	219	9%	1	1%	402	8%	1	—%	178	1%
Other (a)	(3)	—%	(6)	(5)%	(7)	—%	(10)	(3)%	334	2%
Total continuing operations	2,406	100%	118	103%	5,207	100%	300	101%	24,311	100%
Discontinued operations (b)	—	—%	(3)	(3)%	—	—%	(3)	(1)%	60	—%
Total Con Edison	$2,406	100%	$115	100%	$5,207	100%	$297	100%	$24,371	100%

(a)	Represents inter-company and parent company accounting.
(b)	Represents the discontinued operations of Con Edison Communications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s net income for common stock for the three months ended June 30, 2005 was $115 million or $0.47 a share compared with earnings of $86 million or $0.37 a share for the three months ended June 30, 2004. Net income for common stock for the six months ended June 30, 2005 was $297 million or $1.22 a share compared with earnings of $241 million or $1.05 a share for the six months ended June 30, 2004. The three-month periods ended June 30, 2005 and 2004 each reflect a $3 million (after-tax) loss from the discontinued operations of Con Edison Communications. The six-month periods ended June 30, 2005 and 2004 reflect (after-tax) losses from the discontinued operations of Con Edison Communications of $3 million and $6 million, respectively (see Note N to the Second Quarter Financial Statements).

See “Results of Operations – Summary,” below. For segment financial information, see Note I to the Second Quarter Financial Statements and “Results of Operations,” below.

REGULATED UTILITY SUBSIDIARIES

Con Edison of New York provides electric service to approximately 3.2 million customers and gas service to over 1 million customers in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service to approximately 0.3 million customers in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service to over 0.1 million customers in southeastern New York and adjacent areas of eastern Pennsylvania.

The Utilities are primarily “wires and pipes” energy delivery companies that deliver energy in their service areas subject to extensive federal and state regulation. The Utilities’ customers buy this energy from the Utilities, or from other suppliers through the Utilities’ retail access programs. The Utilities purchase substantially all of the energy they sell to customers pursuant to firm contracts or through wholesale energy markets, and recover (generally on a current basis) the cost of the energy sold, pursuant to approved rate plans.

In April 2005, Con Edison of New York commenced commercial operation of its East River Repowering Project and retired its Waterside generating station, resulting in incremental summer electric capacity of 125 MW. At June 30, 2005, Con Edison of New York’s generating facilities consisted of plants located in New York City with an aggregate capacity of 690 MW, most of which are combined steam-electric generating facilities.

Con Edison anticipates that the Utilities will provide substantially all of its earnings over the next few years. The Utilities’ earnings will depend on various factors including demand for utility service and the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Utilities’ ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital. The factors affecting demand for utility service include weather and economic conditions.

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities’ capital investment plans reflect, in great part, forecast growth in peak loads. Con Edison of New York has estimated that, under design weather conditions, the 2005 peak electric load in its service area would be 13,025 MW. The average annual growth rate of the peak load over the next five years is estimated to be 1.5 percent. As of July 31, 2005, the highest peak electric loads served by the Utilities were, for Con Edison of New York, 13,059 MW and for O&R, 1,539 MW. Both new record peaks were reached on July 27, 2005. The company anticipates an ongoing need for substantial capital investment in order to meet this load growth with the high level of reliability that it currently provides (see “Liquidity and Capital Resources - Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2008, September 30, 2007 and September 30, 2006, respectively. O&R has rate plans for its electric and gas services in New York that extend through October 31, 2006. Pursuant to the Utilities’ rate plans, charges to customers may not be changed during the respective terms of the rate plans other than for the rate increases provided for in the plans, recovery of the costs incurred for energy supply and limited other exceptions. The rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on equity. Changes in delivery volumes are reflected in operating income (except to the extent that weather-normalization provisions apply to the gas businesses). See “Regulatory Matters” below and “Recoverable Energy Costs” and “Rate and Restructuring Agreements” in Notes A and B, respectively, to the financial statements in Item 8 of the Form 10-K.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” pursuant to which the economic effects of rate regulation are reflected in financial statements. See “Application of Critical Accounting Policies,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

UNREGULATED ENERGY SUBSIDIARIES

Con Edison’s unregulated energy subsidiaries participate in competitive businesses and are subject to different risks than the Utilities. At June 30, 2005, Con Edison’s investment in its unregulated energy subsidiaries was $603 million and the unregulated subsidiaries’ assets amounted to $1.6 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity to delivery customers of the Utilities and other utilities in the Northeast and Mid-Atlantic regions and also offers energy-related services. The company sold approximately 8.3 million mWhrs of electricity to customers over the 12-month period ended June 30, 2005.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and participates in other infrastructure projects. At June 30, 2005, the company owned the equivalent of 1,668 MW of capacity in electric generating facilities of which 224 MW is sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets.

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company also provides risk management services to Con Edison Solutions and Con Edison Development and offers these services to others.

DISCONTINUED OPERATIONS

In December 2004, Con Edison determined to sell Consolidated Edison Communications, LLC (Con Edison Communications). See Note N to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

RESULTS OF OPERATIONS - SUMMARY

Con Edison’s earnings per share (basic and diluted) for the three months ended June 30, 2005 were $0.47 compared to $0.37 for the 2004 period. Con Edison’s earnings per share for the six months ended June 30, 2005 were $1.22 (basic and diluted) compared to $1.05 ($1.04 on a diluted basis) for the 2004 period.

Earnings for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2005	2004	2005	2004
Con Edison of New York	$121	$89	$291	$241
O&R	6	5	23	20
Con Edison Development	(4)	(3)	(5)	(8)
Con Edison Energy	—	—	—	—
Con Edison Solutions	1	2	1	3
Other (a)	(6)	(4)	(10)	(9)
Total continuing operations	118	89	300	247
Discontinued operations (b)	(3)	(3)	(3)	(6)
CON EDISON	$115	$86	$297	$241
(a)	Represents inter-company and parent company accounting, including interest expense on debt and non-operating income tax expense.
(b)	Represents the discontinued operations of Con Edison Communications.

Con Edison’s earnings for the three and six months ended June 30, 2005 were $29 and $56 million higher, respectively, than the 2004 period, reflecting the following factors (after tax, in millions):

	Three Months Ended	Six Months Ended
Con Edison of New York:
Sales growth (estimated)	$7	$16
Impact of weather in 2005 versus 2004 (estimated)	(7)	(10)
Electric rate plan (estimated)	56	56
Gas rate plan (estimated)	9	26
Steam rate plan (estimated)	9	30
Increased pension and other postretirement benefit costs	(11)	(22)
Higher operations and maintenance expense	(10)	(18)
Higher depreciation and property tax expense	(23)	(32)
Other	2	4
Total Con Edison of New York	32	50
O&R	1	3
Unregulated energy subsidiaries including parent company	(4)	—
Discontinued operations	—	3
Total	$29	$56

See “Results of Operations” below for further discussion and analysis of results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

RISK FACTORS

The Companies are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect our actual operating results, cash flows and financial condition. See “Risk Factors” in Item 7 of the Form 10-K.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements which reflect expectations and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments may differ materially from those expectations included in the forward-looking statements because of factors such as those discussed under “Risk Factors” in Item 7 of the Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Companies’ financial statements reflect the application of their accounting policies, which conform to accounting principles generally accepted in the United States of America. The Companies’ critical accounting policies include industry-specific accounting applicable to regulated public utilities and accounting for pensions and other postretirement benefits, contingencies, long-lived assets, derivative instruments, goodwill and leases. See “Application of Critical Accounting Policies” in Item 7 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows included in Part I, Item 1 of this report and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2005 and 2004 are summarized as follows:

	Con Edison				Con Edison of New York
(Millions of Dollars)	2005	2004		Variance	2005	2004		Variance
Operating activities	$33	$636		$(603)	$(42)	$540		$(582)
Investing activities	(404)	(743)		339	(357)	(680)		323
Financing activities	1,163	545	*	618	1,181	581	*	600
Net change	$792	$438		$354	$782	$441		$341
Balance at beginning of period	26	49		(23)	10	33		(23)
Balance at end of period	$818	$487	*	$331	$792	$474	*	$318
*	Includes $275 million used in July 2004 to redeem in advance of maturity 7.35% 40-year debentures.

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries depends primarily on factors external to the Utilities, such as weather and economic conditions. The prices at which the Utilities provide energy to their customers are determined in accordance with rate plans approved by state public utility regulators. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Net income results from cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges and credits include depreciation, deferred income taxes and for Con Edison of New York, electric rate plan amortizations and prepaid pension costs. The pension credits resulted primarily from past favorable performance of Con Edison of New York’s pension fund. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits” in Item 7 of the Form 10-K and Notes E and F to the financial statements in Item 8 of the Form 10-K.

Net cash flows from operating activities for the six months ended June 30, 2005 for Con Edison and Con Edison of New York were $603 million and $582 million lower, respectively, than in the 2004 period. The change at Con Edison and Con Edison of New York reflects primarily prepayment of Con

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Edison of New York’s New York City property taxes (see Note O to the Second Quarter Financial Statements) and increased net income (see “Results of Operations,” below).

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $339 million and $323 million higher for the six months ended June 30, 2005 than in the 2004 period, respectively. The increases reflect $534 million of net proceeds from the completion of the sale of properties located on First Avenue in Manhattan, collectively referred to as the “First Avenue Properties” (see Note C to the Second Quarter Financial Statements), partially offset by increased construction expenditures.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York increased $618 million and $600 million in the six months ended June 30, 2005 compared with the 2004 period, respectively. A prepayment of Con Edison of New York’s New York City property taxes was made on June 30, 2005 when the company authorized a $734 million electronic funds transfer to the City, but the transaction was not completed by the City until July 1, 2005. Financing activities include the obligation to fund the overnight investment in temporary cash investments of $734 million (see Note O to the Second Quarter Financial Statements).

Cash flows from financing activities reflect an increase in commercial paper balances (included on the consolidated balance sheets as “Notes payable”). At June 30, 2005, Con Edison had $176 million of commercial paper outstanding, of which $122 million was outstanding under Con Edison of New York’s program. The weighted average interest rate for the six-month period was 2.54 percent and 2.46 percent for Con Edison and Con Edison of New York, respectively.

Con Edison’s net cash flows for the six months ended June 30, 2005 include the issuance of $40 million 5.3 percent 10-year debentures by O&R.

Con Edison’s cash flows from financing activities for the six months ended June 30, 2005 and 2004, reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2005: 1,424,700 shares for $41 million, 2004: 1,486,144 shares for $37 million), and for the 2004 period, the issuance through a public offering of 14 million shares resulting in net proceeds of $513 million. In addition, as a result of dividend reinvestment under the stock plans, stock instead of cash was used to pay common stock dividends of $20 million and $19 million in the 2005 and 2004 periods, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Net cash flows from financing activities during the six months ended June 30, 2005 and 2004 also reflect the following Con Edison of New York transactions:

2005

•	Issued $350 million 5.3% 30-year debentures, the proceeds of which were used for general corporate purposes;

•	Issued $126 million of variable-rate, tax-exempt Facilities Revenue Bonds due 2039, the proceeds of which were classified as restricted cash at June 30, 2005 and used in July to redeem in advance of maturity 6.10% fixed-rate tax-exempt Facilities Revenue Bonds due 2020; and

•	Issued $125 million 5.25% 30-year debentures, the proceeds of which were used for general corporate purposes.

2004

•	Issued $245 million of variable-rate, tax-exempt Facilities Revenue Bonds, with various maturity dates between 28 and 35 years, the proceeds of which were used to redeem in advance of maturity fixed-rate tax-exempt Facilities Revenue Bonds, 5.25% due 2020, 5.375% due 2022 and 6.0% due 2028;

•	Issued $200 million 4.7% 10-year debentures and $200 million 5.7% 30-year debentures, the proceeds of which were used to redeem in advance of maturity $150 million 7.125% debentures due 2029 and for general corporate purposes;

•	Redeemed at maturity $150 million 7.625% 12-year debentures; and

•	Issued $275 million 4.7% 5-year debentures, the proceeds of which were used in July to redeem in advance of maturity $275 million 7.35% 40-year debentures.

External borrowings are a source of liquidity that could be affected by changes in credit ratings, financial performance and capital markets. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at June 30, 2005, compared with December 31, 2004, that have impacted the Companies’ consolidated statements of cash flows. The changes in these balances are used to reconcile income to cash flow from operations. With respect to regulatory liabilities, see Note C to the Second Quarter Financial Statements.

(Millions of Dollars)	Con Edison 2005 vs. 2004 Variance	Con Edison of New York 2005 vs. 2004 Variance
Assets
Prepayments	$695	$694
Other current assets	165	61
Regulatory assets	(305)	(312)

Liabilities
Accrued taxes	153	203

The increase in the Companies’ prepayments at June 30, 2005 as compared with year-end 2004 reflects the prepayment of $734 million of property taxes (see Note O to the Second Quarter Financial Statements).

Other current assets for Con Edison and Con Edison of New York increased at June 30, 2005 as compared with year-end 2004 due primarily to higher mark-to-market gains on commodity hedges, which, for the Utilities, reduce the cost of energy recoverable from customers and have no effect on net income.

Regulatory assets decreased for Con Edison and Con Edison of New York at June 30, 2005 as compared with year-end due principally to completion of the sale of the First Avenue Properties and amortizations in accordance with the electric rate case. See Note C to the financial statements for further detail on the changes in regulatory assets.

Accrued taxes increased for Con Edison and Con Edison of New York at June 30, 2005 as compared with year-end 2004 due primarily to higher pre-tax income in the period and the gain on the sale of the First Avenue Properties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Capital Resources

At June 30, 2005, there was no material change in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q, other than as described below.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six month periods ended June 30, 2005 and 2004 and the years ended December 31, 2004, 2003, 2002, 2001 and 2000 was:

	Earnings to Fixed Charges (Times)
	For the Six Months Ended June 30,		For the Years Ended December 31,
	2005	2004	2004	2003	2002	2001	2000
Con Edison	2.8	2.6	2.6	3.1	3.1	3.4	3.0
Con Edison of New York	3.3	3.0	3.1	3.4	3.4	3.7	3.2

The ratios of earnings to fixed charges for the years ended December 31, 2003 and 2001 have been revised to exclude discontinued operations.

For each of the Companies, the common equity ratio at June 30, 2005 and December 31, 2004 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2005	December 31, 2004
Con Edison	49.1	51.0
Con Edison of New York	50.8	52.9

Capital Requirements

At June 30, 2005, there was no material change in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter 10-Q.

Contractual Obligations

The following table summarizes the Companies’ material obligations at June 30, 2005, to make payments pursuant to contracts. Long-term debt, capital lease obligations and other long-term liabilities are included on their balance sheets. Operating leases, non-utility generator (NUG) contracts and other purchase power agreements (PPAs) (for which undiscounted future annual payments are shown) are discussed in the notes to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

(Millions of Dollars)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2–3 years	4-5 years	After 5 years
Long-term debt, including interest
Con Edison of New York	$11,450	$779	$1,228	$1,647	$7,796
O&R	675	21	58	93	503
Unregulated energy subsidiaries and parent	2,402	89	380	154	1,779
Total Long-term debt, including interest	$14,527	$889	$1,666	$1,894	$10,078
Capital lease obligations
Con Edison of New York	$53	$7	$15	$15	$16
Total Capital lease obligations	$53	$7	$15	$15	$16
Operating leases
Con Edison of New York	$349	$38	$75	$76	$160
O&R	25	2	4	4	15
Unregulated energy subsidiaries	8	2	3	2	1
Total operating leases	$382	$42	$82	$82	$176
Purchase obligations:
Non-utility generator contracts and purchase power agreements – Utilities
Con Edison of New York
Energy (a)	$14,344	$926	$1,543	$1,105	$10,770
Capacity	6,184	463	998	1,023	3,700
Total Con Edison of New York	$20,528	$1,389	$2,541	$2,128	$14,470
O&R
Energy (a)	$206	$90	$116	$—	$—
Capacity	22	12	8	2	—
Total O&R	$228	$102	$124	$2	$—
Total non-utility generator contracts and purchase power agreements – Utilities (b)	$20,756	$1,491	$2,665	$2,130	$14,470
Natural gas supply, transportation, and storage contracts – Utilities (c)
Con Edison of New York
Natural gas supply	$1,200	$573	$541	$86	$—
Transportation and storage	587	151	219	149	68
Total Con Edison of New York	$1,787	$724	$760	$235	$68
O&R
Natural gas supply	$252	$119	$110	$23	$—
Transportation and storage	134	35	53	34	12
Total O&R	$386	$154	$163	$57	$12
Total natural gas supply, transportation and storage contracts	$2,173	$878	$923	$292	$80
Other purchase obligations (d)
Con Edison of New York	$1,821	$1,057	$544	$179	$41
O&R	156	81	54	16	5
Total other purchase obligations	$1,977	$1,138	$598	$195	$46
Unregulated energy subsidiary commodity and service agreements (e)	$860	$402	$229	$49	$180
Total	$40,728	$4,847	$6,178	$4,657	$25,046
(a)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

(b)	Con Edison of New York’s contractual obligations under its non-utility generator contracts and other purchase power agreements include the cost of energy and capacity that the company is obligated to purchase under the contracts described in Notes I, P and T to the financial statements in Item 8 of the Form 10-K.
(c)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.
(d)	Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing systems as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments of the other purchase obligations are generally assumed to be made ratably over the term of the obligations. The Utilities believe that unreasonable effort and expense would be involved to modify their purchasing systems to enable them to report their other purchase obligations in a different manner.
(e)	Amounts represent commitments to purchase minimum quantities of electric energy and capacity, natural gas, natural gas pipeline capacity and generating plant services entered into by Con Edison’s unregulated subsidiaries. Amounts do not include commitments of Con Edison Communications.

The Companies’ commitments to make payments in addition to these contractual commitments include other liabilities reflected in their balance sheets, any funding obligations for pension and other postretirement benefit plans, and Con Edison’s guarantees of certain obligations of its subsidiaries. See Notes E, F, S and T to the financial statements in Item 8 of the Form 10-K and Notes H, J and K to the Second Quarter Financial Statements.

ELECTRIC POWER REQUIREMENTS

At June 30, 2005, there was no material change in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter 10-Q.

REGULATORY MATTERS

At June 30, 2005, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K, “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and Note C to the financial statements included in Part 1, Item 1 of the First Quarter Form 10-Q other than as described in Note C to the Second Quarter Financial Statements.

FINANCIAL AND COMMODITY MARKET RISKS

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At June 30, 2005, there were no material changes in the Companies’ financial and commodity market risks compared to those disclosed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q, other than as described below and in Note L to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Commodity Price Risk

Con Edison estimates that, as of June 30, 2005, a 10 percent decline in market prices would result in a decline in fair value of $134 million for the derivative instruments used by the Utilities to hedge purchases of electricity, gas and steam, of which $114 million is for Con Edison of New York. Con Edison estimates that the value-at-risk using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a one-day holding period for transactions associated with its unregulated energy subsidiaries’ hedges on generating assets and commodity contracts for the three months ended June 30, 2005 and 2004, respectively, was as follows:

	2005	2004
	(Millions of Dollars)
95% Confidence Level, One-Day Holding Period
Average for the period	$1	$1
High	2	2
Low	1	1

Credit Risk

Con Edison’s unregulated energy subsidiaries had $132 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at June 30, 2005, of which $99 million was with investment grade counterparties and $29 million was with the New York Mercantile Exchange or independent system operators. The remainder was with unrated entities.

MATERIAL CONTINGENCIES

For information concerning potential liabilities arising from the Companies’ material contingencies, see Notes E through H to the Second Quarter Financial Statements.

RESULTS OF OPERATIONS

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies” in Item 7 of the Form 10-K), rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters,” above and in Item 7 of the Form 10-K) and demand for utility service. Demand for utility service is affected by weather, economic conditions and other factors.

The Companies’ results of operations for the three and six months ended June 30, 2005 reflect higher net revenues resulting from growth in energy sales and from the Con Edison of New York electric rate plan that became effective April 1, 2005 and gas and steam rate plans that became effective October 1, 2004. The higher net revenues were partially offset by cooler spring and warmer winter weather in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

2005 periods, higher operations and maintenance expenses, and a reduction in net credits for pensions and other postretirement benefits. In addition, depreciation and property taxes were higher in 2005, reflecting large continuing investments in energy delivery infrastructure. In large part, the increased expenses were reflected in the rate plans and are being recovered through the higher net revenues. For Con Edison, results of operations for the 2005 periods also reflect, and the 2004 periods has been restated to reflect, accounting for the discontinued operations of Con Edison Communications. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

In general, the Utilities recover on a current basis the fuel, purchased power and gas costs they incur in supplying energy to their full-service customers (see “Recoverable Energy Costs” in Note A and “Regulatory Matters” in Note B to the financial statements in Item 8 of the Form 10-K). Accordingly, such costs do not generally affect the Companies’ results of operations. Management uses the term “net revenues” (operating revenues less such costs) to identify changes in operating revenues that may affect the Companies’ results of operations. Management believes that, although “net revenues” may not be a measure determined in accordance with Generally Accepted Accounting Principles, the measure facilitates the analysis by management and investors of the Companies’ results of operations.

A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2005 and 2004 follows. For additional business segment financial information, see Note I to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

The results of operations (which were discussed above under “Results of Operations – Summary”) in 2005 compared with 2004 were:

	Con Edison*		Con Edison of New York		O&R		Unregulated Subsidiaries and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$242	11.2%	$192	11.0%	$1	0.6%	$49	19.1%
Purchased power	79	8.9	20	3.0	(2)	(3.3)	61	39.6
Fuel	5	3.7	11	13.6	—	—	(6)	(11.3)
Gas purchased for resale	46	29.7	43	32.1	1	5.0	2	Large
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	112	11.4	118	13.7	2	2.7	(8)	(16.3)
Other operations and maintenance	46	12.8	49	16.7	1	2.4	(4)	(17.4)
Depreciation and amortization	9	6.6	8	6.7	—	—	1	10.0
Taxes, other than income taxes	26	10.2	27	11.4	(1)	(8.3)	—	—
Income taxes	(7)	(15.2)	(7)	(16.3)	1	33.3	(1)	Large
Operating income	38	20.2	41	24.4	1	10.0	(4)	(36.4)
Other income less deductions and related federal income tax	(3)	(33.3)	(5)	(55.6)	—	—	2	66.7
Net interest charges	6	5.6	4	4.7	—	—	2	10.5
Income from continuing operations	29	32.6	32	34.8	1	20.0	(4)	(80.0)
Discontinued operations	—	—	N/A	N/A	N/A	N/A	—	—
Net income	$29	33.7%	$32	34.8%	$1	20.0%	$(4)	(50.0)%
*	Represents the consolidated financial results of Con Edison and its subsidiaries.
**	Includes inter-company and parent company accounting.

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric operating revenues were $118 million higher in the three months ended June 30, 2005 as compared with the 2004 period, due primarily to the April 2005 electric rate plan ($75 million), recovery of costs relating to the East River Repowering Project, which commenced commercial operations in April 2005 ($18 million), sales growth ($10 million) and increased recoverable purchased power and fuel costs ($38 million) reflecting higher unit costs, partially offset by a provision for a refund to customers of deferred taxes associated with the sale of the First Avenue Properties ($23 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the three months ended June 30, 2005 compared with the 2004 period were:

MILLIONS OF KWHS

	Three Months Ended		Variation	Percent Variation
Description	June 30, 2005	June 30, 2004
Residential/Religious	2,820	2,790	30	1.1%
Commercial/Industrial	3,522	4,116	(594)	(14.4)
Other	67	45	22	48.9
Total Full Service Customers	6,409	6,951	(542)	(7.8)
Retail access customers	3,758	3,230	528	16.3
Sub-total	10,167	10,181	(14)	(0.1)
NYPA, Municipal Agency and Other Sales	2,511	2,531	(20)	(0.8)
Total Service Area	12,678	12,712	(34)	(0.3)%

Electric sales and delivery volumes in Con Edison of New York’s service area decreased 0.3 percent in the three months ended June 30, 2005 compared with the 2004 period as a result of cooler weather in the 2005 period. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 1.5 percent in the three months ended June 30, 2005 compared with the 2004 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York’s electric purchased power costs increased $22 million in the three months ended June 30, 2005 as compared with the 2004 period. Electric fuel costs increased $16 million, reflecting an increase in unit costs.

Con Edison of New York’s electric operating income increased $27 million in the three months ended June 30, 2005 compared with the 2004 period. The increase reflects primarily higher net revenues ($80 million) due principally to the new electric rate plan and lower income taxes ($23 million, reflecting primarily the deferred income taxes associated with the sale of the First Avenue Properties and increased deductions for removal costs), partially offset by higher operations and maintenance costs ($51 million, due primarily to lower pension credits and higher costs addressed in the electric rate plan), depreciation ($2 million) and taxes other than income taxes ($22 million, principally property taxes).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

Con Edison of New York’s gas operating revenues in the three months ended June 30, 2005 increased $71 million compared with the 2004 period, reflecting primarily higher firm and non-firm revenues due principally to the October 2004 gas rate plan ($26 million) and an increase in recoverable gas costs ($43 million).

Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended June 30, 2005 compared with the 2004 period were:

THOUSANDS OF DTHS

	Three Months Ended		Variation	Percent Variation
Description	June 30, 2005	June 30, 2004
Firm Sales
Residential	9,148	9,090	58	0.6%
General	7,693	7,460	233	3.1
Firm Transportation	3,964	3,452	512	14.8
Total Firm Sales and Transportation	20,805	20,002	803	4.0
Off Peak/Interruptible Sales	3,208	2,995	213	7.1
Non-Firm Transportation of Gas
NYPA	5,866	3,748	2,118	56.5
Generation Plants	14,632	9,371	5,261	56.1
Total NYPA and Generation Plants	20,498	13,119	7,379	56.2
Other	4,781	4,621	160	3.5
Total Sales and Transportation	49,292	40,737	8,555	21.0%

Con Edison of New York’s sales and transportation volumes for firm customers increased 4.0 percent in the three months ended June 30, 2005 compared with the 2004 period reflecting increased new business, and the impact of weather. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company’s service area increased 2.0 percent in the 2005 period.

Con Edison of New York’s purchased gas cost increased $43 million in the three months ended June 30, 2005 compared with the 2004 period, due to higher unit costs and higher delivery volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s gas operating income increased $12 million in the three months ended June 30, 2005 compared with the 2004 period, reflecting primarily higher net revenues ($28 million) as a result of the gas rate plan. This increase was partially offset by higher income taxes ($5 million), operations and maintenance expense ($6 million, due primarily to lower pension credits) and taxes other than income taxes ($4 million, principally property taxes).

Steam

Con Edison of New York’s steam operating revenues increased $3 million in the three months ended June 30, 2005 as compared with the 2004 period, due primarily to the October 2004 steam rate plan ($8 million) and recovery of costs relating to the East River Repowering Project ($6 million), offset in part by lower recoverable fuel costs ($5 million), a decrease in sales due to weather ($3 million) and lower recoverable purchased power costs ($2 million).

Con Edison of New York’s steam sales and deliveries in the three months ended June 30, 2005 compared with the 2004 period were:

MILLIONS OF POUNDS

	Three Months Ended		Variation	Percent Variation
Description	June 30, 2005	June 30, 2004
General	78	93	(15)	(16.1)%
Apartment house	1,388	1,332	56	4.2
Annual power	3,051	3,319	(268)	(8.1)
Total Sales	4,517	4,744	(227)	(4.8)%

Steam sales and delivery volumes decreased 4.8 percent in the three months ended June 30, 2005 compared with the 2004 period, reflecting in part the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries increased 1.0 percent in the 2005 period.

Con Edison of New York’s steam purchased power costs decreased $2 million in the three months ended June 30, 2005 as compared with the 2004 period, due primarily to lower purchased volumes, offset in part by increased unit costs. Steam fuel costs decreased $5 million, due primarily to lower unit costs.

Steam operating income increased $2 million in the three months ended June 30, 2005 compared with the 2004 period. The increase is due to higher net revenues ($10 million) and the recovery of costs

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

related to the East River Repowering Project ($18 million), offset by higher operations and maintenance expenses ($8 million), depreciation ($6 million), and income taxes ($10 million).

Other Income (Deductions)

Other income (deductions) decreased $5 million in the three months ended June 30, 2005 compared with the 2004 period due primarily to decreased allowance for equity funds used during construction related to the commencement of commercial operations of the East River Repowering Project.

Net Interest Charges

Net interest charges increased $4 million in the three months ended June 30, 2005 compared with the 2004 period due principally to additional interest expense on long-term debt issued in 2005.

O&R

Electric

Electric operating revenues increased $1 million in the three months ended June 30, 2005 compared with the 2004 period.

O&R’s electric sales and deliveries, excluding off-system sales, for the second quarter of 2005 compared with the 2004 period were:

MILLIONS OF KWHS

	Three Months Ended		Variation	Percent Variation
Description	June 30, 2005	June 30, 2004
Residential/Religious	413	396	17	4.3%
Commercial/Industrial	547	524	23	4.4
Other	25	26	(1)	(3.8)
Total Full Service Customers	985	946	39	4.1
Retail access customers	452	443	9	2.0
Total Service Area	1,437	1,389	48	3.5%

Electric sales and delivery volumes in O&R’s service area increased 3.5 percent in the three months ended June 30, 2005 compared with 2004 due primarily to growth in the economy and in number of customers. After adjusting for weather variations, electric sales and delivery volumes in O&R’s service area increased 4.1 percent in the 2005 period.

O&R’s purchased power cost decreased $2 million in the three months ended June 30, 2005 as compared with the 2004 period due to a decrease in the average unit cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R’s electric operating income increased $1 million in the three months ended June 30, 2005 as compared with the 2004 as a result of higher net revenues ($3 million) and lower depreciation and amortization costs ($1 million), offset in part by higher income taxes ($2 million).

Gas

O&R’s gas operating revenues were unchanged during the three months ended June 30, 2005 compared with the 2004 period.

Gas sales and deliveries, excluding off-system sales, in the three months ended June 30, 2005 compared with the 2004 period were:

THOUSANDS OF DTHS

	Three Months Ended		Variation	Percent Variation
Description	June 30, 2005	June 30, 2004
Firm Sales
Residential	1,266	1,458	(192)	(13.2)%
General	292	352	(60)	(17.0)
Firm Transportation	1,085	1,435	(350)	(24.4)
Total Firm Sales and Transportation	2,643	3,245	(602)	(18.6)
Off Peak/Interruptible Sales	1,666	1,672	(6)	(0.4)
Non-Firm Transportation of Gas
Generation Plants	508	144	364	Large
Other	155	157	(2)	(1.3)
Total Sales and Transportation	4,972	5,218	(246)	(4.7)%

Sales and transportation volumes for firm customers decreased 18.6 percent in the three months ended June 30, 2005 compared with the 2004 period reflecting the impact of weather. After adjusting for weather and other variations in each period, total firm sales and transportation volumes were 5.7 percent lower in the three months ended June 30, 2005 compared with the 2004 period.

Non-firm transportation of customer-owned gas to electric generating plants increased substantially in the three months ended June 30, 2005 as compared with the 2004 period because the relative prices of gas and fuel oil led generating plants in the company’s gas service area to use gas rather than fuel oil for a significant portion of their generation. The increase in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas operating income was unchanged during the three months ended June 30, 2005 compared with the 2004 period.

UNREGULATED SUBSIDIARIES AND OTHER

Unregulated Energy Subsidiaries

The earnings of the unregulated energy subsidiaries were $3 million lower in the three months ended June 30, 2005 than in the 2004 period.

Operating revenues of the unregulated energy subsidiaries were $46 million higher in the three months ended June 30, 2005 than in the 2004 period, reflecting principally higher retail sales of electricity.

Operating expenses excluding income taxes increased by $51 million, reflecting principally increased purchased power ($58 million), offset in part by lower fuel ($5 million) and other operations and maintenance costs ($2 million).

Operating income for the three months ended June 30, 2005 was $5 million lower than in the 2004 period.

Other income (deductions) increased $2 million in the quarter due principally to the gain on the sale of long-term receivables recorded in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

Discontinued Operations

Losses from the discontinued operations of Con Edison Communications were the same in the three months ended June 30, 2005 as in the 2004 period. See Note N to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

The results of operations (which were discussed above under “Results of Operations – Summary”) in 2005 compared with 2004 were:

	Con Edison*		Con Edison of New York		O&R		Unregulated Subsidiaries and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$364	7.5%	$277	7.0%	$6	1.6%	$81	15.7%
Purchased power	88	4.8	12	0.9	(5)	(4.1)	81	26.5
Fuel	12	3.8	8	3.7	—	—	4	4.0
Gas purchased for resale	96	17.2	97	21.1	3	3.8	(4)	(21.1)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	168	7.8	160	8.5	8	4.8	—	—
Other operations and maintenance	82	11.1	83	13.6	2	2.4	(3)	(7.0)
Depreciation and amortization	14	5.1	13	5.5	—	—	1	5.0
Taxes, other than income taxes	14	2.6	17	3.4	(2)	(8.0)	(1)	(8.3)
Income taxes	(4)	(2.6)	(11)	(7.5)	3	23.1	4	66.7
Operating income	62	13.9	58	14.6	5	17.2	(1)	(5.0)
Other income less deductions and related federal income tax	(8)	(36.4)	(10)	(40.0)	—	—	2	66.7
Net interest charges	1	0.5	(2)	(1.1)	2	22.2	1	2.7
Income from continuing operations	53	21.5	50	20.7	3	15.0	—	—
Discontinued operations	3	50.0	N/A	N/A	N/A	N/A	3	50.0
Net income	$56	23.2%	$50	20.7%	$3	15.0%	$3	15.0%
*	Represents the consolidated financial results of Con Edison and its subsidiaries.
**	Includes inter-company and parent company accounting.

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric operating revenues were $91 million higher in the six months ended June 30, 2005 as compared with the 2004 period, due primarily to the April 2005 electric rate plan ($75 million) and recovery of costs relating to the East River Repowering Project ($18 million), increased recoverable purchased power and fuel costs ($23 million), partially offset by a provision for refund to customers of deferred taxes associated with the sale of the First Avenue Properties ($23 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2005 compared with the 2004 period were:

MILLIONS OF KWHS

	Six Months Ended		Variation	Percent Variation
Description	June 30, 2005	June 30, 2004
Residential/Religious	5,900	5,832	68	1.2%
Commercial/Industrial	7,353	8,380	(1,027)	(12.3)
Other	151	83	68	81.9
Total Full Service Customers	13,404	14,295	(891)	(6.2)
Retail access customers	7,527	6,439	1,088	16.9
Sub-total	20,931	20,734	197	1.0
NYPA, Municipal Agency and Other Sales	5,357	5,301	56	1.1
Total Service Area	26,288	26,035	253	1.0%

Electric sales and delivery volumes in Con Edison of New York’s service area increased 1.0 percent in the six months ended June 30, 2005 compared with the 2004 period, reflecting principally growth in usage by existing customers as well as increased new business. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 1.9 percent in the six months ended June 30, 2005 compared with the 2004 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York’s electric purchased power costs increased $9 million in the six months ended June 30, 2005 as compared with the 2004 period reflecting an increase in unit costs, partially offset by decreased sendout volumes. Electric fuel costs increased $14 million, reflecting higher sendout volumes and an increase in unit costs.

Con Edison of New York’s electric operating income increased $20 million in the six months ended June 30, 2005 compared with the 2004 period. The increase reflects higher net revenues ($68 million) due principally to the new electric rate plan and lower income taxes ($46 million, due to deferred income taxes associated with the sale of the First Avenue Properties and increased deductions for removal costs). This increase was partially offset by higher operations and maintenance costs ($77 million, due primarily to lower pension credits), depreciation ($8 million) and taxes other than income taxes ($9 million, principally property taxes).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

Con Edison of New York’s gas operating revenues in the six months ended June 30, 2005 increased $150 million compared with the 2004 period, reflecting primarily an increase in recoverable gas costs ($97 million) and the gas rate plan ($54 million).

Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the six months ended June 30, 2005 compared with the 2004 period were:

THOUSANDS OF DTHS

	Six Months Ended		Variation	Percent Variation
Description	June 30, 2005	June 30, 2004
Firm Sales
Residential	33,444	33,726	(282)	(0.8)%
General	23,699	22,820	879	3.9
Firm Transportation	11,411	10,480	931	8.9
Total Firm Sales and Transportation	68,554	67,026	1,528	2.3
Off Peak/Interruptible Sales	7,396	8,482	(1,086)	(12.8)
Non-Firm Transportation of Gas
NYPA	10,092	6,416	3,676	57.3
Generation Plants	20,733	14,358	6,375	44.4
Total NYPA and Generation Plants	30,825	20,774	10,051	48.4
Other	10,259	9,881	378	3.8
Total Sales and Transportation	117,034	106,163	10,871	10.2%

Con Edison of New York’s sales and transportation volumes for firm customers increased 2.3 percent in the six months ended June 30, 2005 compared with the 2004 period reflecting increased new business, partially offset by the impact of warmer winter in the 2005 period. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company’s service area increased 3.2 percent in the 2005 period.

Con Edison of New York’s purchased gas cost increased $97 million in the six months ended June 30, 2005 compared with the 2004 period due to higher unit costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s gas operating income increased $26 million in the six months ended June 30, 2005 compared with the 2004 period, reflecting primarily higher net revenues ($53 million) as a result of the October 2004 gas rate plan. This increase was partially offset by higher income taxes ($13 million), operations and maintenance expense ($8 million, due primarily to lower pension credits) and taxes other than income taxes ($6 million, principally property taxes).

Steam

Con Edison of New York’s steam operating revenues increased $36 million in the six months ended June 30, 2005 as compared with the 2004 period, due primarily to the October 2004 steam rate plan ($43 million) and recovery of costs associated with the East River Repowering Project ($6 million), offset in part by lower revenues related to weather ($8 million) and lower recoverable fuel costs ($6 million).

Con Edison of New York’s steam sales and deliveries in the six months ended June 30, 2005 compared with the 2004 period were:

MILLIONS OF POUNDS

	Six Months Ended		Variation	Percent Variation
Description	June 30, 2005	June 30, 2004
General	486	521	(35)	(6.7)%
Apartment house	4,699	4,711	(12)	(0.3)
Annual power	9,797	10,125	(328)	(3.2)
Total Sales	14,982	15,357	(375)	(2.4)%

Steam sales and deliveries volumes decreased 2.4 percent in the six months ended June 30, 2005 compared with the 2004 period, reflecting the impact of the warmer winter in the 2005 period. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries increased 2.5 percent in the 2005 period.

Con Edison of New York’s steam purchased power costs increased $3 million in the six months ended June 30, 2005 as compared with the 2004 period, due primarily to higher unit costs, offset in part by lower purchased volumes. Steam fuel costs decreased $6 million, reflecting decreased sendout volumes and a decrease in unit costs.

Steam operating income increased $12 million in the six months ended June 30, 2005 compared with the 2004 period. The increase is due to higher net revenues resulting from the steam rate plan ($39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

million) and the recovery of costs related to the East River Repowering Project ($18 million), offset in part by higher income tax ($22 million), operations and maintenance expenses ($15 million), depreciation expense ($6 million) and taxes other than income taxes ($2 million, principally property taxes).

Taxes Other Than Income Taxes

Taxes, other than income taxes increased $17 million in the six months ended June 30, 2005 as compared with the 2004 period, due principally to higher property taxes.

Other Income (Deductions)

Other income (deductions) decreased $10 million in the six months ended June 30, 2005 compared with the 2004 period due primarily to decreased allowance for equity funds used during construction related to the commencement of commercial operations of the East River Repowering Project.

O&R

Electric

O&R’s electric operating revenues increased $2 million in the six months ended June 30, 2005 compared with the 2004 period, due primarily to higher sales and deliveries in 2005 and a one-time adjustment for unbilled revenues recorded in March 2005, offset in part by the accrual (in accordance with its New York electric rate plan) of a regulatory liability for earnings in excess of target levels.

Electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2005 compared with the 2004 period were:

MILLIONS OF KWHS

	Six Months Ended		Variation	Percent Variation
Description	June 30, 2005	June 30, 2004
Residential/Religious	869	811	58	7.2%
Commercial/Industrial	1,091	1,055	36	3.4
Other	52	52	—	—
Total Full Service Customers	2,012	1,918	94	4.9
Retail access customers	916	849	67	7.9
Total Service Area	2,928	2,767	161	5.9%

Electric sales and delivery volumes in O&R’s service area recorded in the six months ended June 30, 2005 increased 5.9 percent compared with the 2004 period due primarily to the unbilled revenue

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

adjustment referenced above. Absent this adjustment, O&R’s electric sales and delivery volume variation would have been a positive 2.6 percent, reflecting primarily growth in the number of customers and higher average customer usage. After adjusting for weather variations in each period, electric delivery volumes in O&R’s service area increased 4.0 percent in the 2005 period, excluding the unbilled revenue adjustment (7.3 percent with the adjustment).

Electric operating income increased by $4 million in the six months ended June 30, 2005 as compared with the 2004 period due primarily to higher net revenues ($7 million), offset by higher operations and maintenance expenses ($1 million) and income taxes ($2 million).

Gas

O&R’s gas operating revenues increased $4 million in the six months ended June 30, 2005 compared with 2003. The increase is due primarily to increased transportation volumes and higher costs for gas purchased for resale costs in 2005, offset by reduced energy sales, reflecting additional customers obtaining their energy supply through competitive providers.

O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas sales and deliveries, excluding off-system sales, in the six months ended June 30, 2005 period compared with the 2004 period were:

THOUSANDS OF DTHS

	Six Months Ended		Variation	Percent Variation
Description	June 30, 2005	June 30, 2004
Firm Sales
Residential	5,974	6,214	(240)	(3.9)%
General	1,463	1,656	(193)	(11.7)
Firm Transportation	5,898	5,690	208	3.7
Total Firm Sales and Transportation	13,335	13,560	(225)	(1.7)
Off Peak/Interruptible Sales	3,417	3,476	(59)	(1.7)
Non-Firm Transportation of Gas
Generation Plants	698	381	317	83.2
Other	690	692	(2)	(0.3)
Total Sales and Transportation	18,140	18,109	31	0.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Sales and transportation volumes for firm customers decreased 1.7 percent in the six months ended June 30, 2005 compared with 2004 reflecting the impact of the milder winter and warmer spring weather. After adjusting for weather variations in each period, total firm sales and transportation volumes were 3.0 percent higher for the 2005 period than in 2004.

Non-firm transportation of customer-owned gas to electric generating plants increased 83.2 percent for the six months ended June 30, 2005 as compared with the 2004 period because the relative prices of gas and fuel oil led generating plants in the company’s gas service area to use gas rather than fuel oil for a significant portion of their generation. The increase in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Gas operating income increased $1 million for the six months ended June 30, 2005 as compared with the 2004 period due primarily to lower gas operations and maintenance expenses ($1 million).

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $2 million during the six months ended June 30, 2005 compared with 2004, reflecting principally lower payroll and gross receipts taxes.

Net Interest Expense

O&R’s net interest expense increased by $2 million during the six months ended June 30, 2005 compared with 2004, reflecting interest on the $40 million 5.3% 10-year debentures on March 31, 2005 and $46 million 5.22% Transition Bonds associated with securitization of previously deferred purchase power costs of O&R’s New Jersey subsidiary issued in August 2004.

UNREGULATED SUBSIDIARIES AND OTHER

Unregulated Energy Subsidiaries

The earnings of the unregulated energy subsidiaries remained the same in the six months ended June 30, 2005 as in the 2004 period.

Operating revenues of the unregulated energy subsidiaries were $77 million higher in the six months ended June 30, 2005 than in the 2004 period, reflecting principally higher retail sales of electricity.

Operating expenses excluding income taxes increased by $73 million, reflecting principally increased purchased power ($76 million) and fuel costs ($4 million), offset in part by lower gas purchased for resale ($3 million), other operations and maintenance costs ($2 million) and taxes other than income taxes ($2 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Operating income taxes increased $1 million in the six months ended June 30, 2005, reflecting primarily higher taxable income.

Operating income for the six months ended June 30, 2005 was $3 million higher than in the 2004 period.

Other income (deductions) decreased $3 million in the six months ended June 30, 2005 as compared with 2004 due principally to the recognition of losses previously allocated to the minority interest in the Con Edison subsidiary that owns the Newington generating plant.

Discontinued Operations

Losses from the discontinued operations of Con Edison Communications were $3 million less in the six months ended June 30, 2005 than in the 2004 period due primarily to reduced operating costs, including the cessation of depreciation. See Note N to the Second Quarter Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about the Companies’ primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks” in Part 1, Item 2 of this report, which information is incorporated herein by reference. Also, see Item 7A of the Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Companies maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports that they submit to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. For each of the Companies, its management, with the participation of its principal executive officer and principal financial officer, has evaluated the company’s disclosure controls and procedures as of the end of the period covered by this report and, based upon such evaluation, has concluded that the controls and procedures were effective to provide such reasonable assurance. Reasonable assurance is not absolute assurance, however, and there can be no assurance that any design of controls or procedures would be effective under all potential future conditions.

There were no changes in the Companies’ internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Companies’ internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

CON EDISON OF NEW YORK

Washington Heights Power Outage

For information regarding the “Washington Heights Power Outage,” see Item 3 of the Form 10-K. In May 2005, the lawsuits relating to the July 1999 interruption of electric service to customers brought by Columbia University and New York and Presbyterian Hospital were settled for amounts that were not material to Con Edison of New York. The company does not expect that the remaining lawsuits relating to the service interruption will have a material adverse effect on its financial position, results of operation, or liquidity.

Electric System Safety

For information about the July 2005 settlement of the New York State Public Service Commission’s proceeding relating to whether the PSC should commence an action seeking penalties from the company, see “Other Regulatory Matters” in Note C to the financial statements included in Part 1, Item 1 of this report, which is incorporated herein by reference.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Con Edison

(a)	At the Annual Meeting of Stockholders of Con Edison on May 16, 2005, the stockholders of Con Edison voted to elect members of the Board of Directors, to ratify and approve the appointment of Con Edison’s independent accountants and not to adopt a stockholder’s proposal. 192,279,713 shares of Common Stock of Con Edison, representing approximately 79.13 percent of the 243,004,214 shares of Common Stock outstanding and entitled to vote, were present at the meeting or by proxy.

(b)	The name of each nominee for election as a member of Con Edison’s Board of Directors and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

	Votes For	Votes Withheld
Vincent A. Calarco	188,861,269	3,418,444
George Campbell, Jr.	188,812,099	3,467,614
Gordon J. Davis	188,065,320	4,214,393
Michael J. Del Giudice	188,983,467	3,296,246
Joan S. Freilich	183,101,272	9,178,441
Ellen V. Futter	187,174,242	5,105,471
Sally Hernandez	188,900,361	3,379,352
Peter W. Likins	188,987,257	3,292,456
Eugene R. McGrath	188,381,848	3,897,865
Frederic V. Salerno	186,008,474	6,271,239
Stephen R. Volk	188,336,657	3,943,056

(c)	The results of the vote on the appointment of PricewaterhouseCoopers LLP as independent accountants for Con Edison for 2005 were as follows: 188,252,342 shares were voted for this proposal; 1,909,428 shares were voted against the proposal; and 2,117,943 shares were abstentions.

(d)	The following stockholder-proposed resolution was voted upon at the Annual Meeting:

“RESOLVED: That the shareholders recommend that the Board take the necessary steps that Con Edison specifically identify by name and corporate title in all future proxy statements those executive officers, not otherwise so identified, who are contractually entitled to receive in excess of $500,000 annually as a base salary, together with whatever other additional compensation bonuses and other cash payments were due them.”

The results of the vote on this proposal were as follows: 17,075,035 shares were voted for this proposal; 112,806,529 shares were voted against the proposal; 4,652,664 shares were abstentions; and 57,745,485 shares were broker non-votes.

Con Edison of New York

At the Annual Meeting of Stockholders of Con Edison of New York, which was convened and adjourned on May 16, 2005 and reconvened on June 9, 2005, all 235,488,094 outstanding shares of common stock of Con Edison of New York, which are owned by Con Edison, were voted to elect Vincent A. Calarco, George Campbell, Jr., Gordon J. Davis, Michael J. Del Giudice, Joan S. Freilich, Ellen V. Futter, Sally Hernandez, Peter W. Likins, Eugene R. McGrath, Frederic V. Salerno and Stephen R. Volk as members of Con Edison of New York’s Board of Trustees and to ratify and approve the appointment of PricewaterhouseCoopers, LLP as Con Edison of New York’s independent accountants for 2005.

ITEM 6    EXHIBITS

(a) EXHIBITS

Con Edison

Exhibit 3.1	By-laws of Con Edison, effective May 16, 2005.

Exhibit 10.1.1	Amendment, executed April 5, 2005, to The Consolidated Edison Thrift Plan.

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2005 and 2004, and the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 3.2	By-laws of Con Edison of New York, effective May 16, 2005.

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2005 and 2004, and the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications —Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: August 3, 2005	By	/S/ JOAN S. FREILICH
Joan S. Freilich Executive Vice President, Chief Financial Officer and Duly Authorized Officer