Form 10-Q
period 2005-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2005-11-02
CIK 1047862, 23632

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Consolidated Edison, Inc. (Con Edison)	Yes ☒ No ☐

Consolidated Edison Company of New York, Inc. (Con Edison of New York)	Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Con Edison	Yes ☐ No ☒

Con Edison of New York	Yes ☐ No ☒

As of the close of business on October 31, 2005 Con Edison had outstanding 244,960,349 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Con Edison of New York.

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations or acronyms that may be used in this report:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
The Companies	The separate registrants: Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
IRS	Internal Revenue Service
NYPA	New York Power Authority
PSC	New York State Public Service Commission
SEC	Securities and Exchange Commission

Other
DTH	Dekatherm
FASB	Financial Accounting Standards Board
First Quarter Form 10-Q	Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005
Form 10-K	Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2004
FSP	FASB Staff Position
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts or thousand kilowatts
mWhrs	Megawatt hours
NYISO	New York Independent System Operator
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
Second Quarter Form 10-Q	Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005
SFAS	Statement of Financial Accounting Standards
SSCM	Simplified Service Cost Method
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2005	December 31, 2004
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$13,319	$12,912
Gas	2,977	2,867
Steam	1,591	823
General	1,523	1,500
TOTAL	19,410	18,102
Less: Accumulated depreciation	4,303	4,288
Net	15,107	13,814
Construction work in progress	629	1,354
NET UTILITY PLANT	15,736	15,168
NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $96 and $78 in 2005 and 2004, respectively	816	841
Non-utility property, less accumulated depreciation of $29 and $25 in 2005 and 2004, respectively	37	31
Non-utility property held for sale	74	65
Construction work in progress	—	1
NET PLANT	16,663	16,106
CURRENT ASSETS
Cash and temporary cash investments	119	26
Restricted cash	20	18
Accounts receivable - customers, less allowance for uncollectible accounts of $32 and $33 in 2005 and 2004, respectively	910	741
Accrued unbilled revenue	129	73
Other receivables, less allowance for uncollectible accounts of $6 and $5 in 2005 and 2004, respectively	308	198
Fuel oil, at average cost	40	32
Gas in storage, at average cost	241	170
Materials and supplies, at average cost	113	105
Prepayments	632	93
Fair value of derivative assets	707	66
Current assets held for sale	5	5
Other current assets	227	186
TOTAL CURRENT ASSETS	3,451	1,713
INVESTMENTS	263	257
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	406	406
Intangible assets, less accumulated amortization of $21 and $13 in 2005 and 2004, respectively	93	100
Prepaid pension costs	1,465	1,442
Regulatory assets	2,057	2,258
Other deferred charges and noncurrent assets	370	278
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,391	4,484
TOTAL ASSETS	$24,768	$22,560

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2005	December 31, 2004
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$7,336	$7,054
Preferred stock of subsidiary	213	213
Long-term debt	7,061	6,561
TOTAL CAPITALIZATION	14,610	13,828
MINORITY INTERESTS	41	39
NONCURRENT LIABILITIES
Obligations under capital leases	31	33
Provision for injuries and damages	175	180
Pensions and retiree benefits	235	207
Superfund and other environmental costs	236	198
Noncurrent liabilities held for sale	7	5
Other noncurrent liabilities	69	62
TOTAL NONCURRENT LIABILITIES	753	685
CURRENT LIABILITIES
Long-term debt due within one year	371	469
Notes payable	224	156
Accounts payable	1,189	920
Customer deposits	228	232
Accrued taxes	267	36
Accrued interest	111	95
Accrued wages	89	88
Fair value of derivative liabilities	156	24
Deferred derivative gains	496	23
Current liabilities held for sale	10	11
Other current liabilities	407	191
TOTAL CURRENT LIABILITIES	3,548	2,245
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,810	3,726
Regulatory liabilities	1,983	1,999
Other deferred credits	23	38
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,816	5,763
TOTAL CAPITALIZATION AND LIABILITIES	$24,768	$22,560

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,518	$2,168	$5,682	$5,238
Gas	232	182	1,314	1,111
Steam	111	88	474	415
Non-utility	514	296	1,112	813
TOTAL OPERATING REVENUES	3,375	2,734	8,582	7,577
OPERATING EXPENSES
Purchased power	1,538	1,215	3,447	3,035
Fuel	222	148	553	467
Gas purchased for resale	133	86	786	643
Other operations and maintenance	420	384	1,239	1,121
Depreciation and amortization	147	140	434	413
Taxes, other than income taxes	323	278	874	815
Income taxes	173	153	322	306
TOTAL OPERATING EXPENSES	2,956	2,404	7,655	6,800
OPERATING INCOME	419	330	927	777
OTHER INCOME (DEDUCTIONS)
Investment and other income	(11)	24	6	39
Allowance for equity funds used during construction	—	6	8	18
Preferred stock dividend requirements of subsidiary	(3)	(3)	(8)	(8)
Other deductions	(3)	(4)	(14)	(10)
Income taxes	5	6	10	12
TOTAL OTHER INCOME (DEDUCTIONS)	(12)	29	2	51
INTEREST EXPENSE
Interest on long-term debt	111	105	330	320
Other interest	9	8	19	24
Allowance for borrowed funds used during construction	—	(4)	(6)	(13)
NET INTEREST EXPENSE	120	109	343	331
INCOME FROM CONTINUING OPERATIONS	287	250	586	497
LOSS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES OF $1, $3, $3 AND $7 IN 2005 AND 2004, RESPECTIVELY)	(2)	(4)	(5)	(10)
NET INCOME	$285	$246	$581	$487
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$1.17	$1.04	$2.41	$2.12
Discontinued operations	—	(0.02)	(0.02)	(0.04)
Net income	$1.17	$1.02	$2.39	$2.08
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$1.17	$1.03	$2.40	$2.12
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.04)
Net income	$1.16	$1.01	$2.38	$2.08
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.570	$0.565	$1.710	$1.695
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	244.4	241.5	243.5	233.9
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	245.4	242.2	244.2	234.6

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions of Dollars)
NET INCOME	$285	$246	$581	$487
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $(2) and $1 taxes in 2005 and 2004, respectively	—	—	(3)	1
Unrealized (losses)/gains on derivatives qualified as cash flow hedges, net of $22, $(4), $40 and $11 taxes in 2005 and 2004, respectively	31	(6)	58	15
Less: Reclassification adjustment for gains included in net income, net of $16, $2, $23 and $7 taxes in 2005 and 2004, respectively	23	3	34	9
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	8	(9)	21	7
COMPREHENSIVE INCOME	$293	$237	$602	$494

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2003	225,840,220	$25	$2,003	$5,451	23,210,700	$(1,001)	$(39)	$(16)	$6,423

Net income				155					155
Common stock dividends				(127)					(127)
Issuance of common shares - dividend reinvestment and employee stock plans	955,259		42	(6)					36
Other comprehensive income								5	5
BALANCE AS OF MARCH 31, 2004	226,795,479	$25	$2,045	$5,473	23,210,700	$(1,001)	$(39)	$(11)	$6,492

Net income				86					86
Common stock dividends				(128)					(128)
Issuance of common shares - public offering	14,000,000	1	527				(15)		513
Issuance of common shares - dividend reinvestment and employee stock plans	530,885		21	(1)					20
Other comprehensive income								11	11
BALANCE AS OF JUNE 30, 2004	241,326,364	$26	$2,593	$5,430	23,210,700	$(1,001)	$(54)	$—	$6,994

Net income				246					246
Common stock dividends				(137)					(137)
Issuance of common shares - dividend reinvestment and employee stock plans	526,901		20						20
Other comprehensive loss								(9)	(9)
BALANCE AS OF SEPTEMBER 30, 2004	241,853,265	$26	$2,613	$5,539	23,210,700	$(1,001)	$(54)	$(9)	$7,114

BALANCE AS OF DECEMBER 31, 2004	242,514,183	$26	$2,642	$5,451	23,210,700	$(1,001)	$(55)	$(9)	$7,054

Net income				181					181
Common stock dividends				(138)					(138)
Issuance of common shares - dividend reinvestment and employee stock plans	476,235		20						20
Other comprehensive income								22	22
BALANCE AS OF MARCH 31, 2005	242,990,418	$26	$2,662	$5,494	23,210,700	$(1,001)	$(55)	$13	$7,139

Net income				115					115
Common stock dividends				(139)					(139)
Issuance of common shares - dividend reinvestment and employee stock plans	948,465	1	43	(4)					40
Other comprehensive loss								(9)	(9)
BALANCE AS OF JUNE 30, 2005	243,938,883	$27	$2,705	$5,466	23,210,700	$(1,001)	$(55)	$4	$7,146

Net income				285					285
Common stock dividends				(139)					(139)
Issuance of common shares - dividend reinvestment and employee stock plans	920,011		41	(5)					36
Other comprehensive income								8	8
BALANCE AS OF SEPTEMBER 30, 2005	244,858,894	$27	$2,746	$5,607	23,210,700	$(1,001)	$(55)	$12	$7,336

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2005	2004
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$581	$487
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	434	416
Deferred income taxes	(2)	454
Electric rate case amortization/accruals	(78)	—
Common equity component of allowance for funds used during construction	(8)	(18)
Prepaid pension costs (net of capitalized amounts)	(32)	(104)
Other non-cash items (net)	7	7
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(169)	50
Materials and supplies, including fuel oil and gas in storage	(87)	(54)
Prepayments	(539)	(176)
Other receivables	(165)	(151)
Other current assets	(42)	(79)
Recoverable energy costs	(56)	81
Accounts payable	269	(38)
Pensions and retiree benefits	28	4
Accrued taxes	231	(44)
Accrued interest	17	(3)
Deferred charges and other regulatory assets	(167)	(244)
Deferred credits and other regulatory liabilities	(41)	176
Other assets	174	21
Other liabilities	255	12
NET CASH FLOWS FROM OPERATING ACTIVITIES	610	797
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $8 and $33 in 2005 and 2004, respectively)	(1,055)	(969)
Cost of removal less salvage	(133)	(100)
Non-utility construction expenditures	(13)	(35)
Common equity component of allowance for funds used during construction	8	18
Investments by unregulated subsidiaries	(6)	(7)
Proceeds from/(cost of) sale of First Avenue properties	534	(16)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(665)	(1,109)
FINANCING ACTIVITIES
Net proceeds from short-term debt	68	14
Retirement of long-term debt	(239)	(832)
Issuance of long-term debt	643	967
Issuance of common stock	70	561
Debt issuance costs	(7)	(14)
Common stock dividends	(387)	(363)
NET CASH FLOWS FROM FINANCING ACTIVITIES	148	333
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	93	21
BALANCE AT BEGINNING OF PERIOD	26	49
BALANCE AT END OF PERIOD	$119	$70
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$304	$293
Income taxes	$79	$103

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2005	December 31, 2004
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$12,486	$12,100
Gas	2,631	2,531
Steam	1,591	823
General	1,399	1,379
TOTAL	18,107	16,833
Less: Accumulated depreciation	3,908	3,906
Net	14,199	12,927
Construction work in progress	594	1,328
NET UTILITY PLANT	14,793	14,255
NON-UTILITY PROPERTY
Non-utility property	18	19
NET PLANT	14,811	14,274
CURRENT ASSETS
Cash and temporary cash investments	82	10
Accounts receivable - customers, less allowance for uncollectible accounts of $29 in 2005 and 2004	768	666
Other receivables, less allowance for uncollectible accounts of $4 and $3 in 2005 and 2004, respectively	216	113
Accounts receivable from affiliated companies	219	115
Fuel oil, at average cost	30	24
Gas in storage, at average cost	178	125
Materials and supplies, at average cost	101	94
Prepayments	606	73
Fair value of derivative assets	434	18
Other current assets	72	69
TOTAL CURRENT ASSETS	2,706	1,307
INVESTMENTS	3	3
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs	1,466	1,442
Regulatory assets	1,786	2,005
Other deferred charges and noncurrent assets	298	213
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,550	3,660
TOTAL ASSETS	$21,070	$19,244

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2005	December 31, 2004
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$6,425	$6,116
Preferred stock	213	213
Long-term debt	5,706	5,235
TOTAL CAPITALIZATION	12,344	11,564
NONCURRENT LIABILITIES
Obligations under capital leases	31	33
Provision for injuries and damages	166	170
Pensions and retiree benefits	139	109
Superfund and other environmental costs	179	141
Other noncurrent liabilities	34	34
TOTAL NONCURRENT LIABILITIES	549	487
CURRENT LIABILITIES
Long-term debt due within one year	350	450
Notes payable	122	100
Accounts payable	941	738
Accounts payable to affiliated companies	52	40
Customer deposits	214	218
Accrued taxes	326	58
Accrued interest	90	79
Accrued wages	86	81
Deferred derivative gains	408	8
Other current liabilities	337	160
TOTAL CURRENT LIABILITIES	2,926	1,932
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,385	3,346
Regulatory liabilities	1,847	1,887
Other deferred credits	19	28
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,251	5,261
TOTAL CAPITALIZATION AND LIABILITIES	$21,070	$19,244

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,317	$2,009	$5,237	$4,838
Gas	209	161	1,160	962
Steam	111	88	474	415
TOTAL OPERATING REVENUES	2,637	2,258	6,871	6,215
OPERATING EXPENSES
Purchased power	1,073	943	2,476	2,335
Fuel	131	98	358	316
Gas purchased for resale	110	76	666	536
Other operations and maintenance	352	316	1,045	926
Depreciation and amortization	129	120	378	356
Taxes, other than income taxes	305	261	821	761
Income taxes	165	138	300	282
TOTAL OPERATING EXPENSES	2,265	1,952	6,044	5,512
OPERATING INCOME	372	306	827	703
OTHER INCOME (DEDUCTIONS)
Investment and other income	10	10	26	30
Allowance for equity funds used during construction	—	6	8	18
Other deductions	(3)	(3)	(9)	(10)
Income taxes	1	2	(2)	1
TOTAL OTHER INCOME (DEDUCTIONS)	8	15	23	39
INTEREST EXPENSE
Interest on long-term debt	87	82	260	250
Other interest	8	7	15	23
Allowance for borrowed funds used during construction	—	(4)	(6)	(13)
NET INTEREST EXPENSE	95	85	269	260
NET INCOME	285	236	581	482
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	8	8
NET INCOME FOR COMMON STOCK	$282	$233	$573	$474

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions of Dollars)
NET INCOME	$285	$236	$581	$482
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $(2) and $2 taxes in 2005 and 2004, respectively	—	—	(2)	3
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $3 and $(2) taxes in 2005	5	—	(3)	—
Less: Reclassification adjustment for gains included in net income, net of $1 taxes in 2005	—	—	1	—
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	5	—	(6)	3
COMPREHENSIVE INCOME	$290	$236	$575	$485

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2003	235,488,094	$589	$1,274	$4,626	$(962)	$(39)	$(6)	$5,482
Net income				155				155
Common stock dividend to parent				(103)				(103)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							3	3
BALANCE AS OF MARCH 31, 2004	235,488,094	$589	$1,274	$4,675	$(962)	$(39)	$(3)	$5,534

Net income				92				92
Common stock dividend to parent				(82)				(82)
Capital contribution by parent			528			(15)		513
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							—	—
BALANCE AS OF JUNE 30, 2004	235,488,094	$589	$1,802	$4,682	$(962)	$(54)	$(3)	$6,054

Net income				235				235
Common stock dividend to parent				(108)				(108)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							—	—
BALANCE AS OF SEPTEMBER 30, 2004	235,488,094	$589	$1,802	$4,806	$(962)	$(54)	$(3)	$6,178

BALANCE AS OF DECEMBER 31, 2004	235,488,094	$589	$1,802	$4,748	$(962)	$(55)	$(6)	$6,116

Net income				173				173
Common stock dividend to parent				(111)				(111)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							5	5
BALANCE AS OF MARCH 31, 2005	235,488,094	$589	$1,802	$4,807	$(962)	$(55)	$(1)	$6,180

Net income				124				124
Common stock dividend to parent				(52)				(52)
Cumulative preferred dividends				(3)				(3)
Other comprehensive loss							(16)	(16)
BALANCE AS OF JUNE 30, 2005	235,488,094	$589	$1,802	$4,876	$(962)	$(55)	$(17)	$6,233

Net income				284				284
Common stock dividend to parent				(95)				(95)
Cumulative preferred dividends				(2)				(2)
Other comprehensive income							5	5
BALANCE AS OF SEPTEMBER 30, 2005	235,488,094	$589	$1,802	$5,063	$(962)	$(55)	$(12)	$6,425

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2005	2004
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$581	$482
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	378	356
Deferred income taxes	(22)	404
Electric rate case amortization/accruals	(78)	—
Common equity component of allowance for funds used during construction	(8)	(18)
Prepaid pension costs (net of capitalized amounts)	(32)	(104)
Other non-cash items (net)	(27)	10
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(102)	47
Materials and supplies, including fuel oil and gas in storage	(66)	(37)
Prepayments	(532)	(162)
Other receivables	(207)	(141)
Other current assets	(2)	(83)
Recoverable energy costs	(48)	(8)
Accounts payable	217	(13)
Pensions and retiree benefits	30	5
Accrued taxes	268	(71)
Accrued interest	10	(3)
Deferred charges and other regulatory assets	(139)	(146)
Deferred credits and other regulatory liabilities	(40)	172
Other assets	147	11
Other liabilities	212	3
NET CASH FLOWS FROM OPERATING ACTIVITIES	540	704
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $8 and $33 in 2005 and 2004, respectively)	(1,001)	(918)
Cost of removal less salvage	(131)	(99)
Common equity component of allowance for funds used during construction	8	18
Proceeds from/(cost of) sale of First Avenue properties	534	(16)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(590)	(1,015)
FINANCING ACTIVITIES
Net proceeds from short-term debt	22	17
Retirement of long-term debt	(228)	(823)
Issuance of long-term debt	601	920
Debt issuance costs	(7)	(14)
Capital contribution by parent	—	513
Dividend to parent	(258)	(293)
Preferred stock dividends	(8)	(8)
NET CASH FLOWS FROM FINANCING ACTIVITIES	122	312
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	72	1
BALANCE AT BEGINNING OF PERIOD	10	33
BALANCE AT END OF PERIOD	$82	$34
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$241	$225
Income taxes	$138	$127

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2004 (the Form 10-K) and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (the First Quarter Form 10-Q) and June 30, 2005 (the Second Quarter Form 10-Q). Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

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

Note A - Earnings per Common Share

Reference is made to “Earnings per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and nine months ended September 30, 2005 and 2004, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2005	2004	2005	2004
Income from continuing operations	$287	$250	$586	$497
Loss from discontinued operations, net of tax	(2)	(4)	(5)	(10)
Net income	285	246	581	487
Weighted average common shares outstanding – Basic	244.4	241.5	243.5	233.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.0	0.7	0.7	0.7
Adjusted weighted average common shares outstanding – Diluted	245.4	242.2	244.2	234.6
EARNINGS PER COMMON SHARE – BASIC
Continuing operations	$1.17	$1.04	$2.41	$2.12
Discontinued operations	—	(0.02)	(0.02)	(0.04)
Net income	$1.17	$1.02	$2.39	$2.08
EARNINGS PER COMMON SHARE – DILUTED
Continuing operations	$1.17	$1.03	$2.40	$2.12
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.04)
Net income	$1.16	$1.01	$2.38	$2.08

The computation of diluted earnings per share excludes 0.9 million and 7.8 million Con Edison common shares for the three months ended September 30, 2005 and 2004, respectively, and 0.9 million and 7.7 million common shares for the nine months ended September 30, 2005 and 2004, respectively, because the exercise prices of the related underlying options were greater than the average daily closing market price of the common shares during the respective periods.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note B - Stock-Based Compensation

Reference is made to “Stock-Based Compensation” in Note A to the financial statements in Item 8 of the Form 10-K. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 and 2004, respectively, if the Companies had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for purposes of recognizing compensation expense for employee stock-based arrangements:

	For the Three Months Ended September 30,
	Con Edison*		Con Edison of New York
(Millions of Dollars, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$285	$246	$282	$233
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1	1	1	1
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	2	4	2	2
Pro forma net income	$284	$243	$281	$232
Earnings per common share:
Basic - as reported	$1.17	$1.02
Basic - pro forma	$1.16	$1.01
Diluted - as reported	$1.16	$1.01
Diluted - pro forma	$1.16	$1.00
*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.

	For the Nine Months Ended September 30,
	Con Edison*		Con Edison of New York
(Millions of Dollars, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$581	$487	$573	$474
Add: Stock-based compensation expense included in reported net income, net of related tax effects	4	4	3	3
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	7	8	6	6
Pro forma net income	$578	$483	$570	$471
Earnings per common share:
Basic - as reported	$2.39	$2.08
Basic - pro forma	$2.37	$2.07
Diluted - as reported	$2.38	$2.08
Diluted - pro forma	$2.37	$2.06
*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.

Note C - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and Note C to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q and Second Quarter Form 10-Q.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at September 30, 2005 and December 31, 2004 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Regulatory assets
Future federal income tax	$827	$762	$780	$715
Recoverable energy costs	295	275	272	257
Environmental remediation costs	224	165	162	106
World Trade Center restoration costs	123	104	123	104
Pension and other postretirement benefits deferrals	91	42	38	—
Transition bond charges	71	74	—	—
Revenue taxes	62	46	61	46
Workers’ compensation	45	48	45	48
Unbilled gas revenue	44	44	44	44
Other retirement program costs	25	29	25	29
Asbestos-related costs	25	26	25	25
Collection agent deferral	21	21	21	21
Sale costs - First Avenue properties	—	178	—	178
Sale of nuclear generating plant including interest	—	176	—	176
Electric interference costs	—	44	—	44
NYS tax law changes	—	40	—	40
Other	204	184	190	172
Total Regulatory Assets	$2,057	$2,258	$1,786	$2,005
Regulatory liabilities
Allowance for cost of removal less salvage	$651	$723	$594	$666
Net electric deferrals	383	—	383	—
Gain on sale of First Avenue properties	256	—	256	—
2004 electric, gas and steam one-time rate plan charges	124	124	124	124
Utilities’ hedging unrealized gains	101	2	80	—
EPA SO2 Allowance Proceeds – Electric and Steam	59	20	59	20
NYS tax law changes	41	44	29	32
Interest on federal income tax refund	41	37	41	37
DC service incentive	23	33	23	33
Refundable energy costs	26	29	—	—
NYISO reconciliation	20	160	20	160
Gas interruptible sales credits	18	22	18	22
Gas interference – cost sharing	13	11	13	11
Excess dividends tax	4	18	4	18
Transmission congestion contracts	—	391	—	391
Gain on divestiture	—	56	—	55
Electric excess earnings	—	50	—	50
Deposit from sale of First Avenue properties	—	50	—	50
Accrued electric rate reduction	—	25	—	25
Gain on disposition of property – W. 45 St.	—	24	—	24
Other	223	180	203	169
Regulatory Liabilities	1,983	1,999	1,847	1,887
Deferred derivative gains - current	496	23	408	8
Total Regulatory Liabilities	$2,479	$2,022	$2,255	$1,895

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

In May 2005, Con Edison of New York completed the sale of certain properties located on First Avenue in Manhattan. Net proceeds from the sale received at closing totaled $534 million, resulting in a pre-tax gain on the sale of $256 million. In accordance with the Public Service Commission (PSC) order approving the sale of the properties, the company has deferred the net gain for the benefit of customers. The net after-tax gain on the sale, including additional expenses to be incurred, is estimated at $114 million. There may be additional proceeds in the event of certain zoning or other developments.

In November 2005, Con Edison of New York filed a request with the PSC for a net increase in rates it charges for steam service, effective October 1, 2006, of $68 million (9.6 percent). The filing reflects a return on common equity of 11 percent and a common equity ratio of 49 percent of capitalization. The filing includes a proposal for a three-year rate plan, with additional increases effective October 1, 2007 and 2008 of $15 million and $12 million, respectively. The filing proposes continuation of the current steam rate plan provisions with respect to recovery from customers of the cost of fuel and purchased steam and environmental remediation expenses and the reconciliation of actual expenses allocable to steam to the amounts reflected in rates for pension and other post-employment benefit costs, property taxes and interference costs.

Note D - Short-Term Borrowing and Credit Agreements

For information about the Companies’ commercial paper programs and revolving credit agreements, see Note D to the financial statements in Part I, Item 1 of the First Quarter 10-Q. At September 30, 2005, Con Edison had $224 million of commercial paper outstanding of which $122 million was outstanding under Con Edison of New York’s program. The weighted average interest rate for the nine-month period was 3.13 percent and 2.95 percent for Con Edison and Con Edison of New York, respectively. At September 30, 2005, no loans were outstanding under any of the credit agreements and $248 million of letters of credit were outstanding.

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

For the three and nine months ended September 30, 2005, Con Edison of New York incurred approximately $12 million and $25 million, respectively, for environmental remediation costs. Insurance recoveries were $2 million for the nine months ended September 30, 2005, all of which reduced related regulatory assets. For the three and nine months ended September 30, 2004, Con Edison of New York incurred approximately $21 million and $36 million, respectively, for environmental remediation costs. Insurance recoveries of $15 million were received by Con Edison of New York during the nine months ended September 30, 2004, $14 million of which reduced related regulatory assets, with the remainder credited to expense.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The accrued liabilities and regulatory assets related to Superfund Sites for the Companies at September 30, 2005 and December 31, 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Accrued liabilities:
Manufactured gas plant sites	$176	$148	$120	$92
Other Superfund Sites	60	50	59	49
Total	$236	$198	$179	$141
Regulatory assets	$224	$165	$162	$106

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

The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2005 and December 31, 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Accrued liability - asbestos suits	$25	$26	$25	$25
Regulatory assets - asbestos suits	25	26	25	25
Accrued liability - workers’ compensation	121	122	116	119
Regulatory assets - workers’ compensation	$45	$48	$45	$48

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

In May 2004, the District Court ruled that the Northeast Utilities’ shareholders who may pursue the lost premium claim against Con Edison are the holders of Northeast Utilities’ common stock on March 5, 2001 and the District Court therefore dismissed Northeast Utilities’ lost premium claim. The District Court certified its ruling regarding the lost premium claim for interlocutory appeal to the United States Court of Appeals for the Second Circuit (the Court of Appeals), and in June 2004 Northeast Utilities filed its motion for leave to appeal the issue to the Court of Appeals. The District Court further certified for interlocutory appeal its March 2003 determination that Northeast Utilities’ shareholders are intended third-party beneficiaries under the merger agreement, and in June 2004 Con Edison filed its motion for leave to appeal the issue to the Court of Appeals. In October 2004, the

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Court of Appeals granted both Con Edison’s motion and Northeast Utilities’ motion. In October 2005, the Court of Appeals reversed the District Court’s March 2003 ruling that Northeast Utilities’ shareholders were intended third-party beneficiaries of the merger agreement, and held that Northeast Utilities’ shareholders therefore could not sue Con Edison for the claimed lost premium. Also, in October 2005, Northeast Utilities and Rimkowski each filed petitions for rehearing of that Court of Appeals’ decision.

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

Note G - Other Material Contingencies

Lease In/Lease Out Transactions

As part of a broad initiative, the Internal Revenue Service (IRS) is reviewing certain categories of transactions. Among these are transactions in which a taxpayer leases property and then immediately subleases it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). In 1997 and 1999, Con Edison Development entered into two LILO transactions, involving gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with SFAS No. 13, “Accounting for Leases,” Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At September 30, 2005, and December 31, 2004, the company’s investment in these leveraged leases ($223 million and $215 million, respectively) net of deferred tax liabilities ($182 million and $165 million, respectively), amounted to $41 million and $50 million, respectively. The estimated tax savings from the two LILO transactions through September 30, 2005, in the aggregate, was $132 million. On audit of Con Edison’s tax return for 1997, the IRS disallowed the tax losses in connection with the 1997 LILO transaction.

Con Edison believes that its LILO’s have been correctly reported. Con Edison intends to pay the $0.4 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction, and commence litigation in federal court to obtain a refund of this tax payment.

In July 2005, the Financial Accounting Standards Board (FASB) issued a proposed FASB Staff Position (FSP) No. FAS 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” The proposed FSP would require the expected timing of income tax cash flows generated by Con Edison’s LILO transactions to be reviewed at least annually. If the expected timing of the cash flows is revised, the rate of return and the allocation of income would be recalculated from the inception of the LILO transactions. Additionally, if a revision of an important assumption requires a recalculation of a leveraged lease and changes its characteristics such that it would not qualify as a leveraged lease, the lease should be reclassified as a direct financing lease on a prospective basis at the date the change in assumption occurs. If the company’s tax position with respect to the LILO transactions were to be revised, the company could be required to recalculate the accounting effect of the LILO transactions, which could result in a charge to earnings that could have a material adverse effect on its results of operations.

Timing of Deduction of Construction-Related Costs

In August 2005, the IRS issued Revenue Ruling 2005-53 with respect to when federal income tax deductions can be taken for certain construction-related costs. The Companies’ used the “simplified service cost method” (SSCM) to determine the extent to which these costs could be deducted in 2002, 2003 and 2004, and as a result reduced their current tax expense (for Con Edison, by $289 million of which $264 million is attributable to Con Edison of New York). Under Revenue Ruling 2005-53, the Companies may be required to repay, with interest, a portion of their past SSCM tax benefits and to capitalize and depreciate over a period of years costs they previously deducted under SSCM. The interest could range from zero to approximately $35 million. Repayment of the SSCM tax benefits would not otherwise affect the Utilities’ results of operations because deferred taxes have been

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

previously provided for the related temporary differences between the SSCM deductions taken for federal income tax purposes and the corresponding amounts charged to expense for financial reporting purposes.

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

Lower Manhattan Restoration

Con Edison of New York estimates that its costs for emergency response to the September 11, 2001 attack on the World Trade Center, and for resulting temporary and subsequent permanent restoration of electric, gas and steam transmission and distribution facilities damaged in the attack will total $430 million, net of insurance payments. Most of the costs, which are capital in nature, have already been incurred. At September 30, 2005, the company has received reimbursement for $169 million of these costs ($76 million under insurance policies and $93 million from the federal government). The company expects to receive additional funds from insurance policies and federal reimbursement. At September 30, 2005, the company had incurred capital costs of $197 million and, pursuant to a petition it filed with the PSC in 2001, deferred $131 million, including interest, as a regulatory asset; these amounts are net of reimbursements to that date. The company expects the PSC to permit recovery from customers of the costs, net of any federal reimbursement, insurance payments and tax savings.

Suits brought on behalf of several thousand plaintiffs alleged to have been working at the World Trade Center site following the attack are pending in the United States District Court for the Southern District of New York against numerous parties, including the City of New York, Con Edison and Con Edison of New York. The suits generally seek unspecified amounts of damages allegedly resulting from exposure to hazardous substances in connection with emergency response and restoration activities at the site. The Companies believe that their activities were prudent and in compliance with applicable laws. Neither of the Companies, however, is able to predict whether or not any proceedings or other actions relating to the activities will have a material adverse effect on its financial condition, results of operations or liquidity.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Based upon New York City’s announced plans for improvement projects in lower Manhattan, including a transportation hub, the company anticipates that over the next five to ten years it may incur up to $250 million in incremental interference costs in lower Manhattan. The company’s rate plans include provisions for the recovery of interference costs.

Generating Assets Sold To Mirant

In June 1999, O&R completed the sale of all of its generating assets to affiliates of Mirant Corporation (formerly Southern Energy, Inc.) and the two-thirds interest in the Bowline Point generating facility owned by Con Edison of New York. The total gross proceeds from the sale amounted to $476 million ($343 million attributable to O&R and $133 million attributable to Con Edison of New York). In 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

The Utilities have entered into an agreement with Mirant, its affiliated debtors and debtors in possession, and the Official Committee of Unsecured Creditors for Mirant Corporation tolling the running of any statute of limitations with respect to any claim Mirant, its affiliated debtors or debtors in possession, or the Official Committee of Unsecured Creditors for Mirant Corporation may have against the Utilities. Mirant has indicated that it is considering a lawsuit against the Utilities in which it may seek to claim that some portion of what was paid in 1999 to purchase the generating assets exceeded the fair value of the assets.

Mirant has also indicated that it may pursue claims against O&R for compensation for certain system reliability services it alleges it provided to O&R since November 1999, as well as claims related to certain of the former O&R facilities. The Utilities believe that these purported claims are without merit and would vigorously defend against them if they are pursued by Mirant.

In addition, Mirant has indicated in its Amended Plan of Reorganization that under certain circumstances it would retire its Lovett generating units in 2007 and 2008. O&R is in the process of upgrading its transmission and distribution system to meet anticipated load growth, and believes that by 2007 it would be able to meet existing transmission reliability criteria in the event that the Lovett units were shut down.

The Companies are unable to predict whether or not any Mirant related lawsuits or other actions will have a material adverse effect on their financial position, results of operations or liquidity.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note H - Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued guarantees on behalf of entities in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $1.2 billion and $989 million at September 30, 2005 and December 31, 2004, respectively.

A summary by type and term, of Con Edison’s total guarantees at September 30, 2005 is as follows:

Guarantee Type	0–3 years	4–10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$728	$3	$281	$1,012
Affordable housing program	—	37	—	37
Intra-company guarantees	20	43	1	64
Other guarantees	32	12	2	46
TOTAL	$780	$95	$284	$1,159

For a description of guarantee types, see Note S to the financial statements in Item 8 of the Form 10-K.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note I - Financial Information By Business Segment

Reference is made to Note O to the financial statements in Item 8 of Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended September 30,
	Operating Revenues		Intersegment Revenues		Depreciation and Amortization		Operating Income
(Millions of Dollars)	2005	2004	2005	2004	2005	2004	2005	2004
Con Edison of New York
Electric	$2,317	$2,009	$2	$3	$98	$96	$363	$323
Gas	209	161	1	1	19	19	3	4
Steam	111	88	19	—	12	5	6	(21)
Total Con Edison of New York	$2,637	$2,258	$22	$4	$129	$120	$372	$306
O&R
Electric	$199	$159	$—	$—	$7	$6	$23	$21
Gas	23	21	—	—	2	2	(2)	(3)
Total O&R	$222	$180	$—	$—	$9	$8	$21	$18
Unregulated Energy Subsidiaries	$514	$296	$—	$—	$9	$11	$24	$6
Other*	2	—	(22)	(4)	—	1	2	—
Total Con Edison	$3,375	$2,734	$—	$—	$147	$140	$419	$330
*	Parent company expenses, primarily interest and consolidation adjustments. Operating revenues and operating income in 2005 include amounts related to RECO securitization. Other does not represent a business segment.

	For the Nine Months Ended September 30,
	Operating Revenues		Intersegment Revenues		Depreciation and Amortization		Operating Income
(Millions of Dollars)	2005	2004	2005	2004	2005	2004	2005	2004
Con Edison of New York
Electric	$5,237	$4,838	$7	$8	$294	$285	$650	$589
Gas	1,160	962	2	2	57	56	126	102
Steam	474	415	38	1	27	15	51	12
Total Con Edison of New York	$6,871	$6,215	$47	$11	$378	$356	$827	$703
O&R
Electric	$441	$400	$—	$—	$19	$18	$44	$40
Gas	154	149	—	—	7	7	9	7
Total O&R	$595	$549	$—	$—	$26	$25	$53	$47
Unregulated Energy Subsidiaries	$1,112	$813	$—	$—	$30	$31	$43	$25
Other*	4	—	(47)	(11)	—	1	4	2
Total Con Edison	$8,582	$7,577	$—	$—	$434	$413	$927	$777
*	Parent company expenses, primarily interest and consolidation adjustments. Operating revenues and operating income in 2005 include amounts related to RECO securitization. Other does not represent a business segment.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note J - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and nine months ended September 30, 2005 and 2004 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Service cost - including administrative expenses	$29	$26	$27	$24
Interest cost on projected benefit obligation	108	100	101	93
Expected return on plan assets	(161)	(157)	(155)	(151)
Amortization of net actuarial (gain)/loss	21	(11)	16	(14)
Amortization of prior service costs	3	2	3	2
NET PERIODIC BENEFIT COST	$—	$(40)	$(8)	$(46)
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$1	$(39)	$(7)	$(45)
Cost capitalized	—	12	2	13
Cost deferred	(12)	(2)	(10)	—
Credited to operating expenses	$(11)	$(29)	$(15)	$(32)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Service cost - including administrative expenses	$88	$78	$81	$72
Interest cost on projected benefit obligation	323	307	302	287
Expected return on plan assets	(482)	(482)	(464)	(465)
Amortization of net actuarial (gain)/loss	61	(30)	48	(39)
Amortization of prior service costs	10	8	9	8
NET PERIODIC BENEFIT COST	$—	$(119)	$(24)	$(137)
Amortization of regulatory asset*	3	3	3	3
TOTAL PERIODIC BENEFIT COST	$3	$(116)	$(21)	$(134)
Cost capitalized	1	35	6	39
Cost deferred	(35)	(2)	(26)	—
Credited to operating expenses	$(31)	$(83)	$(41)	$(95)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2005. Con Edison made discretionary contributions of $30 million in September 2005. Con Edison of New York does not expect to make any contributions in 2005.

Note K - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic other postretirement benefit costs for the three and nine months ended September 30, 2005 and 2004 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Service cost	$4	$3	$3	$2
Interest cost on accumulated other postretirement benefit obligation	20	20	18	17
Expected return on plan assets	(19)	(21)	(18)	(19)
Amortization of net actuarial loss	18	10	16	9
Amortization of prior service costs	(4)	(4)	(4)	(4)
Amortization of transition obligation	1	1	1	1
NET PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$20	$9	$16	$6
Cost capitalized	(6)	(2)	(5)	(1)
Cost deferred	(5)	4	(4)	5
Cost charged to operating expenses	$9	$11	$7	$10

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Service cost	$11	$8	$8	$6
Interest cost on accumulated other postretirement benefit obligation	62	57	55	50
Expected return on plan assets	(59)	(60)	(55)	(56)
Amortization of net actuarial loss	54	30	47	26
Amortization of prior service costs	(11)	(11)	(11)	(11)
Amortization of transition obligation	3	3	3	3
NET PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$60	$27	$47	$18
Cost capitalized	(18)	(8)	(15)	(5)
Cost deferred	(16)	3	(12)	5
Cost charged to operating expenses	$26	$22	$20	$18

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

Energy Price Hedging

Con Edison’s subsidiaries hedge fluctuations in the market prices for the electricity, natural gas and oil they need to conduct their business by purchasing and selling derivative instruments including futures, options, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. The fair value of derivative assets for Con Edison and Con Edison of New York increased at September 30, 2005 as compared with year-end 2004 due primarily to higher mark-to-market gains on commodity hedges. For the Utilities to the extent such gains are realized, they reduce the cost of energy recoverable from customers and have no effect on net income. The fair values of these hedges at September 30, 2005 and December 31, 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Fair value of net assets	$656	$49	$494	$9

Cash Flow Hedges

Con Edison’s subsidiaries designate a portion of derivative instruments as cash flow hedges under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The following table presents selected information related to these cash flow hedges included in accumulated other comprehensive income (OCI) at September 30, 2005:

	Maximum Term		Accumulated Other Comprehensive Income/ (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings During the Next 12 Months
(Term in Months/ Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Energy Price Hedges	18	18	$36	$2	$35	$1

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The unrealized net gains and losses relating to the ineffectiveness of these cash flow hedges that were recognized in net earnings for the three and nine months ended September 30, 2005 and 2004 were immaterial to the results of operations of the Companies for those periods.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities recover all gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison’s unregulated subsidiaries record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the three months ended September 30, 2005 and 2004, Con Edison recorded an unrealized loss of $22 million and an unrealized gain of $12 million, respectively. For the nine months ended September 30, 2005 and 2004, Con Edison recorded an unrealized loss of $23 million and an unrealized gain of $11 million, respectively. In the 2005 period, the forward market price of electricity increased more than the forward market price of fuel, resulting in the recognition of mark-to-market unrealized losses in net income. In contrast, for the 2004 period, the forward market price of electricity increased less than the forward market price of fuel resulting in the recognition of unrealized gains.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at September 30, 2005 and December 31, 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Fair value of interest rate swaps	$(17)	$(19)	$(1)	$1

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

included in earnings during the periods in which the hedged interest payments occur. See “Interest Rate Hedging” in Note P to the financial statements in Item 8 of the Form 10-K for the contractual components of the interest rate swaps accounted for as cash flow hedges.

In January and February of 2005, Con Edison of New York entered into seven forward starting swap agreements to hedge a portion of anticipated interest payments associated with future debt issuance. The swaps are designated as cash flow hedges. At the inception of each hedge, the company locked in a swap rate that had a high correlation with the company’s total borrowing costs. The company intends to settle the swap agreements at the time of debt issuance. No cash payments will be made until the settlement date, although under some circumstances, collateral may be given to, or received from, the swap counterparty.

In June 2005, Con Edison of New York issued $125 million of 30-year debentures. Also, five related forward starting swap agreements, which were entered into in December 2004, were settled. A cumulative loss of $9 million with respect to the swap agreements was recorded in OCI. This loss will be reclassified to interest expense over the term of the debt issued.

The following table presents amounts related to these cash flow hedges that are included in accumulated OCI at September 30, 2005:

	Accumulated Other Comprehensive Income/ (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Interest Rate Swaps	$(14)	$(5)	$(2)	$—

The actual amounts that will be reclassified may vary from the expected amounts presented above as a result of changes in interest rates. For the Utilities, these costs are recovered in rates and the reclassification will have no impact on results of operations.

Note M - New Financial Accounting Standards

In July 2005, the FASB issued Exposure Draft titled “Accounting for Uncertain Tax Positions,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (the Exposure Draft). The proposed interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109. Under the interpretation, an enterprise would not be allowed to recognize, in its financial statements, the benefit of a tax position unless that position is probable of being sustained on audit by taxing authorities based solely on the technical merits of the position. The IRS has completed its audits of the Companies’ tax returns through 1996. The Companies’ tax returns for

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

subsequent years, which the IRS is reviewing, reflect certain tax positions with which the IRS may not ultimately agree, including tax positions with respect to Con Edison’s leveraged lease transactions and the deduction of certain construction-related costs. See “Lease In/Lease Out Transactions” and “Timing of Deduction of Construction-Related Costs” in Note G. As to Con Edison’s other tax positions, the Companies are unable to predict whether the Exposure Draft, if adopted in its present form, would have a material impact on their financial position, results of operations or liquidity.

For information about other recent financial accounting standards, see “Lease In/Lease Out Transactions” in Note G and see Note N to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q and Note M to the financial statements in Part I, Item 1 of the Second Quarter Form 10-Q.

Note N - Con Edison Communications (CEC)

For information about CEC, including the termination in May 2005 of an agreement to sell CEC, and the accounting for its assets and liabilities as “held for sale” and its results of operations as “discontinued operations,” see Note W to the financial statements in Item 8 of the Form 10-K, Note O to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q and Note N of the financial statements in Part I, Item 1 of the Second Quarter Form 10-Q. Con Edison remains committed to its plan to sell CEC. As of September 30, 2005, CEC had assets and liabilities of $61 million and $18 million, respectively.

CEC’s total operating revenues were $10 million and $8 million for the three months ended September 30, 2005 and 2004, respectively, and $30 million and $24 million for the nine months ended September 30, 2005 and 2004, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK)

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements in Part I, Item 1 of this report (the Third Quarter Financial Statements) of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (Con Edison of New York). As used in this report, the term the “Companies” refers to Con Edison and Con Edison of New York. Con Edison of New York is a subsidiary of Con Edison and, as such, information in this MD&A about Con Edison of New York applies to Con Edison.

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part I, Item 2 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q and the Second Quarter Form 10-Q, respectively).

Information in the notes to the Third Quarter Financial Statements referred to in this discussion and analysis is incorporated by reference herein.

CORPORATE OVERVIEW

Con Edison’s principal business operations are those of its utility subsidiaries Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has unregulated subsidiaries that compete primarily in energy-related and communications businesses (see “Unregulated Energy Subsidiaries,” below).

Certain financial data of Con Edison’s subsidiaries is presented below:

	Three Months Ended September 30, 2005				Nine Months Ended September 30, 2005				At September 30, 2005
(Millions of Dollars)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
Con Edison of New York	$2,637	78%	$282	99%	$6,871	80%	$573	99%	$21,070	85%
O&R	224	7%	18	6%	600	7%	41	7%	1,604	7%
Total Utilities	2,861	85%	300	105%	7,471	87%	614	106%	22,674	92%
Con Edison Development	164	5%	(12)	(4)%	350	4%	(17)	(3)%	1,241	5%
Con Edison Energy	12	—%	1	—%	29	—%	—	—%	261	1%
Con Edison Solutions	338	10%	3	1%	740	9%	4	1%	233	1%
Other (a)	—	—%	(5)	(2)%	(8)	—%	(15)	(3)%	298	1%
Total continuing operations	3,375	100%	287	100%	8,582	100%	586	101%	24,707	100%
Discontinued operations (b)	—	—%	(2)	—%	—	—%	(5)	(1)%	61	—%
Total Con Edison	$3,375	100%	$285	100%	$8,582	100%	$581	100%	$24,768	100%
(a)	Represents inter-company and parent company accounting.
(b)	Represents the discontinued operations of Con Edison Communications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s net income for common stock for the three months ended September 30, 2005 was $285 million or $1.17 a share compared with earnings of $246 million or $1.02 a share for the three months ended September 30, 2004. Net income for common stock for the nine months ended September 30, 2005 was $581 million or $2.39 a share compared with earnings of $487 million or $2.08 a share for the nine months ended September 30, 2004. The three-month periods ended September 30, 2005 and 2004 reflect (after-tax) losses from the discontinued operations of Con Edison Communications of $2 million and $4 million, respectively. The nine-month periods ended September 30, 2005 and 2004 reflect (after-tax) losses from the discontinued operations of Con Edison Communications of $5 million and $10 million, respectively (see Note N to the Third Quarter Financial Statements).

See “Results of Operations – Summary,” below. For segment financial information, see Note I to the Third Quarter Financial Statements and “Results of Operations,” below.

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

In April 2005, Con Edison of New York commenced commercial operation of its East River Repowering Project and retired its Waterside generating station, resulting in incremental summer electric capacity of 125 MW. Con Edison of New York’s generating facilities consist of plants located in New York City with an aggregate capacity of 690 MW, most of which are combined steam-electric generating facilities.

Con Edison anticipates that the Utilities will provide substantially all of its earnings over the next few years. The Utilities’ earnings will depend on various factors including demand for utility service and the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Utilities’ ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital. The factors affecting demand for utility service include weather, market prices for energy and economic conditions.

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities’ capital investment plans reflect, in great part, forecast growth in peak loads. The Utilities had estimated that, under design weather conditions, the 2005 peak electric load in their respective service areas would be 13,025 MW for Con Edison of New York and 1,500 MW for O&R. On July 27, 2005, the electric loads served by the Utilities reached new record peaks, 13,059 MW for Con Edison of New York, and 1,539 MW for O&R. The higher than forecasted loads were primarily due to actual temperatures that were slightly higher than those used in developing the forecast. Also, on July 27, 2005, the New York Independent System Operator invoked load reduction programs. Without these reduction programs, the experienced peak loads would have been higher.

The average annual growth rate of the peak load over the next five years at design conditions is estimated to be approximately 1.5 percent for Con Edison of New York and 2.7 percent for O&R. Since load reduction programs are invoked only in specific circumstances, design conditions do not include their potential impact. The Companies anticipate an ongoing need for substantial capital investment in order to meet this load growth with the high level of reliability that the Utilities currently provide (see “Liquidity and Capital Resources - Capital Requirements,” below).

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

UNREGULATED ENERGY SUBSIDIARIES

Con Edison’s unregulated energy subsidiaries participate in competitive businesses and are subject to different risks than the Utilities. At September 30, 2005, Con Edison’s investment in its unregulated energy subsidiaries was $583 million and the unregulated energy subsidiaries’ assets amounted to $1.7 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity to delivery customers of the Utilities and other utilities in the Northeast and Mid-Atlantic regions and also offers energy-related services. The company sold approximately 7.4 million mWhrs of electricity to customers over the nine-month period ended September 30, 2005.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and participates in other infrastructure projects. At September 30, 2005, the company owned the equivalent of 1,668 MW of capacity in electric generating facilities of which 224 MW is sold under long-term purchase power agreements. The balance is sold on the wholesale electricity markets.

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company also provides risk management services to Con Edison Solutions and Con Edison Development and offers these services to others.

DISCONTINUED OPERATIONS

In December 2004, Con Edison determined to sell Consolidated Edison Communications, LLC (Con Edison Communications). See Note N to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

RESULTS OF OPERATIONS - SUMMARY

Con Edison’s earnings per share for the three months ended September 30, 2005 were $1.17 ($1.16 on a diluted basis) compared to $1.02 ($1.01 on a diluted basis) for the 2004 period. Con Edison’s earnings per share for the nine months ended September 30, 2005 were $2.39 ($2.38 on a diluted basis) compared to $2.08 (basic and diluted) for the 2004 period.

Earnings for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2005	2004	2005	2004
Con Edison of New York	$282	$233	$573	$474
O&R	18	13	41	33
Con Edison Development	(12)	10	(17)	2
Con Edison Energy	1	(1)	—	—
Con Edison Solutions	3	(1)	4	2
Other (a)	(5)	(4)	(15)	(14)
Total continuing operations	287	250	586	497
Discontinued operations (b)	(2)	(4)	(5)	(10)
CON EDISON	$285	$246	$581	$487
(a)	Represents inter-company and parent company accounting, including interest expense on debt and non-operating income tax expense.
(b)	Represents the discontinued operations of Con Edison Communications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s earnings for the three and nine months ended September 30, 2005 were $39 and $94 million higher, respectively, than the 2004 period, reflecting the following factors (after tax, in millions):

	Three Months Ended	Nine Months Ended
Con Edison of New York:
Sales growth (estimated)	$11	$27
Impact of weather in 2005 versus 2004 (estimated)	39	29
Electric rate plan (estimated)	64	125
Gas rate plan (estimated)	4	30
Steam rate plan (estimated)	8	37
Increased pension and other postretirement benefit costs	(10)	(31)
Higher operations and maintenance expense	(14)	(33)
Higher depreciation, property tax and other taxes	(45)	(77)
Allowance for funds used during construction	(10)	(17)
Gas and steam 2004 rate plan charges	15	15
Other	(13)	(6)
Total Con Edison of New York	49	99
O&R	5	8
Unregulated energy subsidiaries including parent company	(17)	(18)
Discontinued operations	2	5
Total	$39	$94

See “Results of Operations” below for further discussion and analysis of results of operations.

RISK FACTORS

The Companies are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect our actual operating results, cash flows and financial condition. The factors include those described under “Risk Factors” in Item 7 of the Form 10-K. Additional risk factors include:

We Operate Energy Facilities in Proximity to the Public – The Utilities provide electricity, gas and steam service using energy facilities that are located either in, or close to, public places. A failure of, or damage to, these facilities could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. If this happens, the Utilities could incur substantial liability, higher costs and increased regulatory requirements. The Utilities have training, operating, security, maintenance and capital programs, which they believe are adequate to provide for the safe and reliable operation of their energy facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Energy Market Prices Have Increased Significantly – The market prices of electricity and gas have risen significantly in 2005. The impact of higher energy market prices on the Companies is mitigated by their energy management policies and rate provisions pursuant to which the Utilities recover energy supply costs. See “We Purchase The Energy We Sell To Customers” under “Risk Factors” in Item 7 of the Form 10-K. However, higher energy market prices are resulting in significant increases in energy costs billed to customers which could result in decreased energy usage. If this were to occur, the Companies would have decreased revenues for energy delivery. The higher prices of electricity, fuel oil and gas could also adversely affect the value of the unregulated subsidiaries’ generating facilities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows included in Part I, Item 1 of this report and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2005 and 2004 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2005	2004	Variance	2005	2004	Variance
Operating activities	$610	$797	$(187)	$540	$704	$(164)
Investing activities	(665)	(1,109)	444	(590)	(1,015)	425
Financing activities	148	333	(185)	122	312	(190)
Net change	$93	$21	$72	$72	$1	$71
Balance at beginning of period	26	49	(23)	10	33	(23)
Balance at end of period	$119	$70	$49	$82	$34	$48

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries depends primarily on factors external to the Utilities, such as weather, energy market prices and economic conditions. The prices at which the Utilities provide energy to their customers are determined in accordance with rate plans approved by state public utility regulators. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. For information on other items that could affect the Companies’ cash flows, see “Lease In/Lease Out Transactions” and “Timing of Deduction of Construction-Related Costs” in Note G to the Third Quarter Financial Statements.

Net income results from cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges and credits include depreciation, deferred income taxes and for Con Edison of New York, electric rate plan amortizations and accruals, and prepaid pension costs. The pension credits resulted primarily from past favorable performance of Con Edison of New York’s pension fund. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits” in Item 7 of the Form 10-K and Notes E and F to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Net cash flows from operating activities for the nine months ended September 30, 2005 for Con Edison and Con Edison of New York were $187 million and $164 million lower, respectively, than in the 2004 period. The change at Con Edison and Con Edison of New York reflects primarily prepayment of Con Edison of New York’s New York City property taxes and an increase in customer accounts receivable, offset in part by increases in accounts payable and accrued taxes. The increase in prepayments reflects a New York City program under which Con Edison of New York achieved a 1.5 percent reduction in its City property taxes for the fiscal year ending June 30, 2006 by prepaying the taxes on June 30, 2005 instead of paying them in semi-annual installments on their due dates (July 1, 2005 and January 1, 2006). The increase in customer accounts receivable and accounts payable reflect primarily higher energy market prices.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $444 million and $425 million lower, respectively, for the nine months ended September 30, 2005 than in the 2004 period, reflecting primarily $534 million of net proceeds from the completion in May 2005 of the sale of properties located on First Avenue in Manhattan, collectively referred to as the “First Avenue Properties” (see Note C to the Third Quarter Financial Statements), partially offset by increased utility construction expenditures.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York decreased $185 million and $190 million in the nine months ended September 30, 2005 compared with the 2004 period, respectively. The decreases reflect primarily the need for less financing in the 2005 period as investing activities were funded in part in the 2005 period by $534 million of net proceeds from the completion of the sale of the First Avenue Properties. In the 2004 period, Con Edison issued 14 million of its common shares through a public offering resulting in net proceeds of $513 million. Con Edison invested those net proceeds in Con Edison of New York.

The Companies’ cash flows from financing activities for the nine months ended September 30, 2005 and 2004, also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2005: 2,344,711 shares for $70 million, 2004: 2,013,045 shares for $48 million). As a result of dividend reinvestment under the stock plans, stock instead of cash was used to pay common stock dividends of $29 million in both the 2005 and 2004 periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

In addition, Con Edison’s cash flows from financing activities reflect an increase in commercial paper balances (included on the consolidated balance sheets as “Notes payable”). At September 30, 2005, Con Edison had $224 million of commercial paper outstanding, of which $122 million was outstanding under Con Edison of New York’s program. The weighted average interest rate for the nine-month period was 3.13 percent and 2.95 percent for Con Edison and Con Edison of New York, respectively.

Net cash flows from financing activities during the nine months ended September 30, 2005 and 2004 also reflect the following Con Edison of New York transactions:

2005

•	Issued $350 million 5.3% 30-year debentures, the proceeds of which were used for general corporate purposes;

•	Issued $126 million of variable-rate, tax-exempt Facilities Revenue Bonds due 2039, the proceeds of which were used together with other funds to redeem in advance of maturity $128 million 6.10% fixed-rate tax-exempt Facilities Revenue Bonds due 2020;

•	Issued $125 million 5.25% 30-year debentures, the proceeds of which were used for general corporate purposes; and

•	Redeemed at maturity $100 million 6.625% 10-year debentures.

2004

•	Issued $245 million of variable-rate, tax-exempt Facilities Revenue Bonds, with various maturity dates between 28 and 35 years, the proceeds of which were used to redeem in advance of maturity fixed-rate tax-exempt Facilities Revenue Bonds, 5.25% due 2020, 5.375% due 2022 and 6.0% due 2028;

•	Issued $200 million 4.7% 10-year debentures and $200 million 5.7% 30-year debentures, the proceeds of which were used to redeem in advance of maturity $150 million 7.125% debentures due 2029 and for general corporate purposes;

•	Redeemed at maturity $150 million 7.625% 12-year debentures; and

•	Issued $275 million 4.7% 5-year debentures, the proceeds of which were used in July to redeem in advance of maturity $275 million 7.35% 40-year debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s net cash flows from financing activities also include O&R financings. In the 2005 period, O&R issued $40 million 5.3 percent 10-year debentures. In the 2004 period, O&R’s New Jersey utility subsidiary issued through a special purpose entity (which is included in the consolidated financial statements of Con Edison) $46.3 million of 5.22 percent Transition Bonds.

External borrowings are a source of liquidity that could be affected by changes in credit ratings, financial performance and capital markets. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at September 30, 2005, compared with December 31, 2004, that have impacted the Companies’ consolidated statements of cash flows. The changes in these balances are used to reconcile income to cash flow from operations. With respect to regulatory liabilities, see Note C to the Third Quarter Financial Statements.

(Millions of Dollars)	Con Edison 2005 vs. 2004 Variance	Con Edison of New York 2005 vs. 2004 Variance
Assets
Fair value of derivative assets	$641	$416
Prepayments	539	533
Regulatory assets	(201)	(219)
Accounts receivable-net	169	102
Other receivables-net	110	103

Liabilities
Deferred derivative gains	473	400
Other current liabilities	216	177
Accounts payable	269	203
Accrued taxes	231	268
Fair value of derivative liabilities	132	—

In the context of increasing energy market prices, the Companies’ energy management policies for its energy purchases resulted in an increase in the fair value of derivative assets (included in the consolidated balance sheets as a current asset) at September 30, 2005 as compared with year-end 2004. For the Utilities, the mark-to-market gains had no effect on net income as the gains were deferred as regulatory liabilities – deferred derivative gains. In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, net of gains and losses on derivative instruments used to hedge energy purchases. The mark-to-market accounting for Con Edison’s unregulated energy subsidiaries’ forward sales of electricity from their generating plants

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

resulted in an increase in the fair value of derivative liabilities. See “Results of Operations – Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004 – Unregulated Subsidiaries and Other,” below.

The increase in the Companies’ prepayments at September 30, 2005 as compared with year-end 2004 reflects primarily the prepayment of New York City property taxes as discussed above in “Cash Flows from Operating Activities.”

Regulatory assets decreased for Con Edison and Con Edison of New York at September 30, 2005 as compared with year-end due principally to completion of the sale of the First Avenue Properties and amortizations in accordance with the electric rate case. See Note C to the Third Quarter Financial Statements for further detail on the changes in regulatory assets.

The increase in the Companies’ other receivables reflects Con Edison of New York’s purchase of accounts receivable from energy service companies pursuant to a program established in accordance with Con Edison of New York’s rate plans. The increase also reflects a property tax refund claim relating to the East River Repowering Project.

Accounts receivable net of allowance for uncollectibles increased at September 30, 2005 as compared with year-end 2004 due primarily to the impact of higher energy market prices on customers’ bills.

Other current liabilities increased at September 30, 2005 as compared with year-end 2004 due primarily to increases in the collateral received by the Companies in energy market transactions. See “Financial Commodity Market Risks – Credit Risk,” below. In addition, the increase reflects Con Edison of New York’s purchase of energy service companies’ accounts receivables from authorized electric and gas service providers in its service territory.

Accounts payable increased at September 30, 2005 as compared with year-end 2004 due primarily to the impact of higher energy market prices.

Accrued taxes increased for Con Edison and Con Edison of New York at September 30, 2005 as compared with year-end 2004 due primarily to higher pre-tax income in the period and the gain on the sale of the First Avenue Properties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Capital Resources

At September 30, 2005, there was no material change in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q, other than as described below.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine-month periods ended September 30, 2005 and 2004 and year ended December 31, 2004 was:

	Earnings to Fixed Charges (Times)
	For the Nine Months Ended September 30, 2005	For the Twelve Months Ended December 31, 2004	For the Nine Months Ended September 30, 2004
Con Edison	3.3	2.6	3.1
Con Edison of New York	4.0	3.1	3.6

For each of the Companies, the common equity ratio at September 30, 2005 and December 31, 2004 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2005	December 31, 2004
Con Edison	50.2	51.0
Con Edison of New York	52.0	52.9

Capital Requirements

At September 30, 2005, there was no material change in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q other than an increase in Con Edison of New York’s estimated 2005 utility construction expenditures to $1,560 million from $1,492 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Contractual Obligations

At September 30, 2005, there was no material change in the Companies’ contractual obligations compared to those discussed under “Contractual Obligations” in Part I, Item 2 of the Second Quarter Form 10-Q, other than changes in long-term debt (described above) and the Utilities’ purchase obligations (described below).

(Millions of Dollars)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2–3 years	4-5 years	After 5 years
Purchase obligations:
Non-utility generator contracts and purchase power agreements – Utilities
Con Edison of New York
Energy (a)	$15,141	$1,103	$1,751	$1,299	$10,988
Capacity	6,088	474	1,003	1,026	3,585
Total Con Edison of New York	$21,229	$1,577	$2,754	$2,325	$14,573
O&R
Energy (a)	$174	$83	$91	$—	$—
Capacity	22	11	10	1	—
Total O&R	$196	$94	$101	$1	$—
Total non-utility generator contracts and purchase power agreements – Utilities (b)	$21,425	$1,671	$2,855	$2,326	$14,573
Natural gas supply, transportation, and storage contracts – Utilities (c)
Con Edison of New York
Natural gas supply	$2,210	$1,222	$831	$155	$2
Transportation and storage	550	151	206	141	52
Total Con Edison of New York	$2,760	$1,373	$1,037	$296	$54
O&R
Natural gas supply	$455	$251	$162	$41	$1
Transportation and storage	126	36	49	32	9
Total O&R	$581	$287	$211	$73	$10
Total natural gas supply, transportation and storage contracts	$3,341	$1,660	$1,248	$369	$64
(a)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.
(b)	Con Edison of New York’s contractual obligations under its non-utility generator contracts and other purchase power agreements include the cost of energy and capacity that the company is obligated to purchase under the contracts described in Notes I, P and T to the financial statements in Item 8 of the Form 10-K.
(c)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

ELECTRIC POWER REQUIREMENTS

At September 30, 2005, there was no material change in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter 10-Q.

REGULATORY MATTERS

At September 30, 2005, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K, “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and Note C to the financial statements included in Part 1, Item 1 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q other than as described in Note C to the Third Quarter Financial Statements.

In November 2005, Con Edison of New York filed a request with the PSC with respect to the rates it charges for steam service. See Note C to the Third Quarter Financial Statements.

FINANCIAL AND COMMODITY MARKET RISKS

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At September 30, 2005, there were no material changes in the Companies’ financial and commodity market risks compared to those disclosed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q other than as described below and in Note L to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Commodity Price Risk

Con Edison estimates that, as of September 30, 2005, a 10 percent decline in market prices would result in a decline in fair value of $174 million for the derivative instruments used by the Utilities to hedge purchases of electricity, gas and steam, of which $145 million is for Con Edison of New York. Con Edison estimates that the value-at-risk using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a one-day holding period for transactions associated with its unregulated energy subsidiaries’ hedges on generating assets and commodity contracts for the three months ended September 30, 2005 and 2004, respectively, was as follows:

	2005	2004
	(Millions of Dollars)
95% Confidence Level, One-Day Holding Period
Average for the period	$1	$1
High	4	2
Low	1	1

Credit Risk

The Utilities had $306 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at September 30, 2005, of which $239 million was with investment-grade counterparties and $67 million was with the New York Mercantile Exchange.

Con Edison’s unregulated energy subsidiaries had $132 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at September 30, 2005, of which $101 million was with investment-grade counterparties and $29 million was with the New York Mercantile Exchange or independent system operators. The remainder was with entities which lacked ratings or whose ratings were not investment grade.

MATERIAL CONTINGENCIES

For information concerning potential liabilities arising from the Companies’ material contingencies, see Notes E through H to the Third Quarter Financial Statements.

RESULTS OF OPERATIONS

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies” in Item 7 of the Form 10-K), rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters,” above and in Item 7 of the Form 10-K) and demand for utility service. Demand for utility service is affected by weather, the market prices for energy, economic conditions and other factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The Companies’ results of operations for the three and nine months ended September 30, 2005 reflect higher net revenues resulting from the warmer than normal summer weather, growth in energy deliveries and the Con Edison of New York electric rate plan that became effective April 1, 2005 and gas and steam rate plans that became effective October 1, 2004. The number of cooling degree days in the third quarter of 2005 was 15 percent higher than in the 2004 period. The higher net revenues were partially offset by higher operations and maintenance expenses, and a reduction in net credits for pensions and other postretirement benefits. In addition, depreciation and property taxes were higher in 2005, reflecting large continuing investments in energy delivery infrastructure. The results of the unregulated energy subsidiaries reflect primarily the effect of mark-to-market unrealized losses for electricity sales. For Con Edison, results of operations for the 2005 periods also reflect, and the 2004 periods have been restated to reflect, accounting for the discontinued operations of Con Edison Communications. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

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

A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2005 and 2004 follows. For additional business segment financial information, see Note I to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

The results of operations (which were discussed above under “Results of Operations – Summary”) in 2005 compared with 2004 were:

	Con Edison*		Con Edison of New York		O&R		Unregulated Subsidiaries and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$641	23%	$379	17%	$44	24%	$218	74%
Purchased power	323	27	130	14	35	47	158	80
Fuel	74	50	33	34	—	—	41	82
Gas purchased for resale	47	55	34	45	1	8	12	Large
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	197	15	182	16	8	9	7	14
Other operations and maintenance	36	9	36	11	(1)	(2)	1	4
Depreciation and amortization	7	5	9	8	1	13	(3)	(25)
Taxes, other than income taxes	45	16	44	17	—	—	1	20
Income taxes	20	13	27	20	3	30	(10)	Large
Operating income	89	27	66	22	5	28	18	Large
Other income less deductions and related federal income tax	(41)	Large	(7)	(47)	1	Large	(35)	Large
Net interest charges	11	10	10	12	1	20	—	—
Income from continuing operations	37	15	49	21	5	38%	(17)	Large
Discontinued operations	2	(50)	N/A	N/A	N/A	N/A	2	(50)
Net income	$39	16%	$49	21%	$5	38%	$(15)	Large
*	Represents the consolidated financial results of Con Edison and its subsidiaries.
**	Includes inter-company and parent company accounting.

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric operating revenues were $308 million higher in the three months ended September 30, 2005 as compared with the 2004 period, due primarily to increased recoverable purchased power and fuel costs ($171 million), warmer summer weather and sales growth ($81 million), the April 2005 electric rate plan ($87 million) and recovery of costs relating to the East River Repowering Project ($19 million), offset in part by the recovery of lower amounts of revenue taxes ($34 million). See “State Income Tax” in Note A to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the three months ended September 30, 2005 compared with the 2004 period were:

MILLIONS OF KWHS

	Three Months Ended		Variation	Percent Variation
Description	September 30, 2005	September 30, 2004
Residential/Religious	4,654	3,887	767	19.7%
Commercial/Industrial	4,462	4,720	(258)	(5.5)
Other	67	85	(18)	(21.2)
Total Full Service Customers	9,183	8,692	491	5.6
Retail access customers	5,000	4,051	949	23.4
Sub-total	14,183	12,743	1,440	11.3
NYPA, Municipal Agency and Other Sales	3,052	2,778	274	9.9
Total Service Area	17,235	15,521	1,714	11.0%

Electric sales and delivery volumes in Con Edison of New York’s service area increased 11.0 percent in the three months ended September 30, 2005 compared with the 2004 period primarily as a result of warmer weather in the 2005 period compared with the mild 2004 weather. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 2.7 percent in the three months ended September 30, 2005 compared with the 2004 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York’s electric purchased power and fuel costs increased $129 million and $42 million, respectively, in the three months ended September 30, 2005 as compared with the 2004 period due to higher unit costs and higher sendout volumes.

Con Edison of New York’s electric operating income increased $40 million in the three months ended September 30, 2005 compared with the 2004 period. The increase reflects primarily higher net revenues ($137 million) due principally to warm weather and the new electric rate plan, partially offset by higher operations and maintenance costs ($48 million, due primarily to lower pension credits), taxes other than income taxes ($33 million, principally property taxes) income taxes ($13 million) and depreciation ($2 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

Con Edison of New York’s gas operating revenues in the three months ended September 30, 2005 increased $48 million compared with the 2004 period, reflecting primarily higher firm and non-firm revenues due principally to an increase in recoverable gas costs ($34 million) and the effect of the 2004 charge to resolve certain issues relating primarily to the treatment of prior period pension credits ($18 million).

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended September 30, 2005 compared with the 2004 period were:

THOUSANDS OF DTHS

	Three Months Ended		Variation	Percent Variation
Description	September 30, 2005	September 30, 2004
Firm Sales
Residential	3,767	3,809	(42)	(1.1)%
General	4,613	4,699	(86)	(1.8)
Firm Transportation	2,654	2,147	507	23.6
Total Firm Sales and Transportation	11,034	10,655	379	3.6
Off Peak/Interruptible Sales	2,557	2,051	506	24.7
Non-Firm Transportation of Gas
NYPA	7,704	8,503	(799)	(9.4)
Generation Plants	22,324	17,003	5,321	31.3
Total NYPA and Generation Plants	30,028	25,506	4,522	17.7
Other	4,638	3,674	964	26.2
Total Sales and Transportation	48,257	41,886	6,371	15.2%

Con Edison of New York’s sales and transportation volumes for firm customers increased 3.6 percent in the three months ended September 30, 2005 compared with the 2004 period primarily reflecting increased new business and changes in service classification to firm from interruptible for certain customers that were no longer eligible for interruptible service. After adjusting for variations, principally billing days in each period, firm gas sales and transportation volumes in the company’s service area increased 3.5 percent in the 2005 period.

Con Edison of New York’s purchased gas cost increased $34 million in the three months ended September 30, 2005 compared with the 2004 period, due to higher unit costs and higher delivery volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s gas operating income decreased $1 million in the three months ended September 30, 2005 compared with the 2004 period, reflecting primarily higher taxes other than income taxes ($8 million, principally property taxes) and operations and maintenance expense ($7 million, due primarily to lower pension credits) partially offset by higher net revenues ($14 million) as a result of the gas rate plan.

Steam

Con Edison of New York’s steam operating revenues increased $23 million in the three months ended September 30, 2005 as compared with the 2004 period, due primarily to the recovery from customers of costs relating to the East River Repowering Project ($10 million), the effect of the 2004 charge to resolve certain issues relating primarily to the treatment of prior period pension credits ($6 million) and the net increase in rates under the steam rate plan ($3 million), an adjustment related to distribution losses ($4 million), the timing of recovery of fuel costs ($3 million), warmer summer weather ($2 million) and recovery of lower amounts of revenue taxes ($3 million). See “State Income Tax” in Note A to the financial statements in Item 8 of the Form 10-K. These increases were offset in part by lower recoverable fuel costs ($9 million).

Con Edison of New York’s steam sales and deliveries in the three months ended September 30, 2005 compared with the 2004 period were:

MILLIONS OF POUNDS

	Three Months Ended		Variation	Percent Variation
Description	September 30, 2005	September 30, 2004
General	20	23	(3)	(13.0)%
Apartment house	1,126	1,062	64	6.0
Annual power	4,690	4,259	431	10.1
Total Sales	5,836	5,344	492	9.2%

Steam sales and delivery volumes increased 9.2 percent in the three months ended September 30, 2005 compared with the 2004 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries increased 1.9 percent in the 2005 period.

Con Edison of New York’s steam purchased power costs increased $1 million in the three months ended September 30, 2005 as compared with the 2004 period, due primarily to increased unit costs and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

lower purchased volumes. Steam fuel costs decreased $9 million, due primarily to the operation of the East River Repowering Project, offset in part by higher sendout.

Steam operating income increased $27 million in the three months ended September 30, 2005 compared with the 2004 period. The increase is due to higher net revenues ($41 million) and the recovery of costs related to the East River Repowering Project ($10 million), offset by higher income taxes ($14 million), depreciation ($7 million) and taxes other than income taxes ($3 million).

Other Income (Deductions)

Other income (deductions) decreased $7 million in the three months ended September 30, 2005 compared with the 2004 period due primarily to decreased allowance for equity funds used during construction related to the commencement of commercial operation of the East River Repowering Project.

Net Interest Charges

Net interest charges increased $10 million in the three months ended September 30, 2005 compared with the 2004 period due principally to higher interest rates on variable rate debt and additional interest expense on long-term debt issued in 2005.

O&R

Electric

Electric operating revenues increased $42 million in the three months ended September 30, 2005 compared with the 2004 period.

O&R’s electric sales and deliveries, excluding off-system sales, for the third quarter of 2005 compared with the 2004 period were:

MILLIONS OF KWHS

	Three Months Ended		Variation	Percent Variation
Description	September 30, 2005	September 30, 2004
Residential/Religious	637	531	106	20.0%
Commercial/Industrial	632	521	111	21.3
Other	33	28	5	17.9
Total Full Service Customers	1,302	1,080	222	20.6
Retail access customers	510	536	(26)	(4.9)
Total Service Area	1,812	1,616	196	12.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Electric sales and delivery volumes in O&R’s service area increased 12.1 percent in the three months ended September 30, 2005 compared with 2004 primarily as a result of the warmer weather in the 2005 period. After adjusting for weather variations, electric sales and delivery volumes in O&R’s service area increased 2.6 percent in the 2005 period.

O&R’s purchased power cost increased $35 million in the three months ended September 30, 2005 as compared with the 2004 period due to an increase in the average unit cost and higher delivery volumes.

O&R’s electric operating income increased $4 million in the three months ended September 30, 2005 as compared with the 2004 as a result of higher net revenues ($8 million), offset in part by higher depreciation and amortization costs ($1 million), operations and maintenance expense ($1 million) and income taxes ($2 million).

Gas

O&R’s gas operating revenues increased $2 million during the three months ended September 30, 2005 compared with the 2004 period due principally to higher purchased power costs.

Gas sales and deliveries, excluding off-system sales, in the three months ended September 30, 2005 compared with the 2004 period were:

THOUSANDS OF DTHS

	Three Months Ended		Variation	Percent Variation
Description	September 30, 2005	September 30, 2004
Firm Sales
Residential	594	651	(57)	(8.8)%
General	161	212	(51)	(24.1)
Firm Transportation	800	861	(61)	(7.1)
Total Firm Sales and Transportation	1,555	1,724	(169)	(9.8)
Off Peak/Interruptible Sales	1,498	1,605	(107)	(6.7)
Non-Firm Transportation of Gas
Generation Plants	624	171	453	Large
Other	84	89	(5)	(5.6)
Total Sales and Transportation	3,761	3,589	172	4.8%

Sales and transportation volumes for firm customers decreased 9.8 percent in the three months ended September 30, 2005 compared with the 2004 period primarily due to a decrease in customer usage in all service classifications and other variations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Non-firm transportation of customer-owned gas to electric generating plants increased substantially in the three months ended September 30, 2005 as compared with the 2004 period because the relative prices of gas and fuel oil led generating plants in the company’s gas service area to use gas rather than fuel oil for a significant portion of their generation. The increase in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Gas operating income increased by $1 million during the three months ended September 30, 2005 compared with the 2004 period, primarily due to lower operations and maintenance expenses.

UNREGULATED SUBSIDIARIES AND OTHER

Unregulated Energy Subsidiaries

The earnings of the unregulated energy subsidiaries were $17 million lower in the three months ended September 30, 2005 than in the 2004 period.

Operating revenues of the unregulated energy subsidiaries were $215 million higher in the three months ended September 30, 2005 than in the 2004 period, reflecting principally higher retail sales and prices of electricity.

Operating expenses excluding income taxes increased by $208 million, reflecting principally increased purchased power ($155 million), fuel ($41 million) and gas purchased for resale costs ($12 million).

Income taxes decreased $11 million in the three months ended September 30, 2005 as compared with 2004 reflecting principally lower income associated with unrealized mark-to-market losses.

Operating income for the three months ended September 30, 2005 was $18 million higher than in the 2004 period.

Other income (deductions) decreased $35 million in the three months ended September 30, 2005 as compared with 2004 primarily due to mark-to-market accounting for forward sales of electricity that will occur in the first-three months of 2006. For these transactions, electricity sales prices were fixed and fuel costs hedged through contracts to purchase a combination of gas and oil. In the 2005 period, the forward market price of electricity increased more than the forward market price of fuel, resulting in the recognition of mark-to-market unrealized losses in net income. In contrast, for the 2004 period, the forward market price of electricity increased less than the forward market price of fuel resulting in the recognition of unrealized gains. In both cases, upon reversal of the relative forward market prices or upon delivery of the electricity sold, any unrealized gains or losses previously recognized are effectively reversed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Discontinued Operations

Losses from the discontinued operations of Con Edison Communications were $2 million less in the three months ended September 30, 2005 than in the 2004 period due primarily to reduced operating costs, including the cessation of depreciation. See Note N to the Third Quarter Financial Statements.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

The results of operations (which were discussed above under “Results of Operations – Summary”) in 2005 compared with 2004 were:

	Con Edison*		Con Edison of New York		O&R		Unregulated Subsidiaries and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$1,005	13%	$656	11%	$51	9%	$298	37%
Purchased power	412	14	141	6	30	15	241	48
Fuel	86	18	42	13	—	—	44	29
Gas purchased for resale	143	22	130	24	4	4	9	56
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	364	11	343	11	17	7	4	3
Other operations and maintenance	118	11	119	13	1	1	(2)	(3)
Depreciation and amortization	21	5	22	6	1	4	(2)	(6)
Taxes, other than income taxes	59	7	60	8	(1)	(3)	—	—
Income taxes	16	5	18	6	6	26	(8)	Large
Operating income	150	19	124	18	10	21	16	59
Other income less deductions and related federal income tax	(49)	(96)	(16)	(41)	—	—	(33)	Large
Net interest charges	12	4	9	3	2	13	1	2
Income from continuing operations	89	18	99	21	8	24	(18)	Large
Discontinued operations	5	(50)	N/A	N/A	N/A	N/A	5	(50)
Net income	$94	19%	$99	21%	$8	24%	$(13)	65%
*	Represents the consolidated financial results of Con Edison and its subsidiaries.
**	Includes inter-company and parent company accounting.

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric operating revenues were $399 million higher in the nine months ended September 30, 2005 as compared with the 2004 period, due primarily to increased recoverable purchased power and fuel costs ($194 million), warmer summer weather and sales growth

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

($92 million), the April 2005 electric rate plan ($172 million) and recovery of costs relating to the East River Repowering Project ($37 million), offset in part by lower amounts of revenue taxes ($62 million), see “State Income Tax” in Note A to the financial statements in Item 8 of the Form 10-K, and a provision for a refund to customers of deferred taxes associated with the sale of the First Avenue Properties ($23 million).

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2005 compared with the 2004 period were:

MILLIONS OF KWHS

	Nine Months Ended		Variation	Percent Variation
Description	September 30, 2005	September 30, 2004
Residential/Religious	10,554	9,719	835	8.6%
Commercial/Industrial	11,815	13,099	(1,284)	(9.8)
Other	218	170	48	28.2
Total Full Service Customers	22,587	22,988	(401)	(1.7)
Retail access customers	12,528	10,490	2,038	19.4
Sub-total	35,115	33,478	1,637	4.9
NYPA, Municipal Agency and Other Sales	8,408	8,077	331	4.1
Total Service Area	43,523	41,555	1,968	4.7%

Electric sales and delivery volumes in Con Edison of New York’s service area increased 4.7 percent in the nine months ended September 30, 2005 compared with the 2004 period, primarily reflecting warmer weather in the 2005 summer period compared with the mild 2004 weather, growth in usage by existing customers and increased new business. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 2.2 percent in the nine months ended September 30, 2005 compared with the 2004 period.

Con Edison of New York’s electric purchased power costs increased $138 million in the nine months ended September 30, 2005 as compared with the 2004 period reflecting an increase in unit costs, partially offset by decreased purchased volumes. Electric fuel costs increased $56 million, reflecting higher sendout volumes from the company’s generating facilities and an increase in unit costs.

Con Edison of New York’s electric operating income increased $61 million in the nine months ended September 30, 2005 compared with the 2004 period. The increase reflects higher net revenues

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

($205 million) due principally to warm weather and the new electric rate plan, and lower income taxes ($33 million, due to deferred income taxes associated with the sale of the First Avenue Properties and increased deductions for removal costs). This increase was partially offset by higher operations and maintenance costs ($126 million, due primarily to lower pension credits and higher costs addressed in the electric rate plan), taxes other than income taxes ($41 million, principally property taxes) and depreciation ($9 million).

Gas

Con Edison of New York’s gas operating revenues in the nine months ended September 30, 2005 increased $198 million compared with the 2004 period, reflecting primarily an increase in recoverable gas costs ($130 million), the gas rate plan ($51 million) and the effect of the 2004 charge to resolve certain issues relating primarily to the treatment of prior period pension credits ($18 million).

Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2005 compared with the 2004 period were:

THOUSANDS OF DTHS

	Nine Months Ended		Variation	Percent Variation
Description	September 30, 2005	September 30, 2004
Firm Sales
Residential	37,211	37,534	(323)	(0.9)%
General	28,312	27,519	793	2.9
Firm Transportation	14,065	12,628	1,437	11.4
Total Firm Sales and Transportation	79,588	77,681	1,907	2.5
Off Peak/Interruptible Sales	9,953	10,533	(580)	(5.5)
Non-Firm Transportation of Gas
NYPA	17,796	14,918	2,878	19.3
Generation Plants	43,057	31,361	11,696	37.3
Total NYPA and Generation Plants	60,853	46,279	14,574	31.5
Other	14,897	13,560	1,337	9.9
Total Sales and Transportation	165,291	148,053	17,238	11.6%

Con Edison of New York’s sales and transportation volumes for firm customers increased 2.5 percent in the nine months ended September 30, 2005 compared with the 2004 period primarily reflecting

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

increased new business and changes in service classification to firm from interruptible for certain customers that were no longer eligible for interruptible service, partially offset by the impact of the warmer winter in the 2005 period. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company’s service area increased 3.3 percent in the 2005 period.

Con Edison of New York’s purchased gas cost increased $130 million in the nine months ended September 30, 2005 compared with the 2004 period due to higher unit costs and higher sendout.

Con Edison of New York’s gas operating income increased $24 million in the nine months ended September 30, 2005 compared with the 2004 period, reflecting primarily higher net revenues ($68 million) as a result of the October 2004 gas rate plan. This increase was partially offset by higher operations and maintenance expense ($16 million, due primarily to lower pension credits), taxes other than income taxes ($14 million, principally property taxes) and income taxes ($13 million).

Steam

Con Edison of New York’s steam operating revenues increased $59 million in the nine months ended September 30, 2005 as compared with the 2004 period, due primarily to the net increase in rates under the steam rate plan ($46 million), recovery from customers of costs associated with the East River Repowering Project ($16 million), the effect of the 2004 charge to resolve certain issues relating primarily to the treatment of prior period pension credits ($6 million), higher purchased power costs ($3 million), an adjustment related to distribution losses ($4 million) and the timing for recovery of fuel costs ($4 million). These increases were offset in part, by lower fuel costs ($14 million) and warmer winter weather in 2005 ($6 million).

Con Edison of New York’s steam sales and deliveries in the nine months ended September 30, 2005 compared with the 2004 period were:

MILLIONS OF POUNDS

	Nine Months Ended		Variation	Percent Variation
Description	September 30, 2005	September 30, 2004
General	506	544	(38)	(7.0)%
Apartment house	5,825	5,773	52	0.9
Annual power	14,487	14,384	103	0.7
Total Sales	20,818	20,701	117	0.6%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Steam sales and delivery volumes increased 0.6 percent in the nine months ended September 30, 2005 compared with the 2004 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries increased 2.3 percent in the 2005 period.

Con Edison of New York’s steam purchased power costs increased $3 million in the nine months ended September 30, 2005 as compared with the 2004 period, due primarily to higher unit costs, offset in part by lower purchased volumes. Steam fuel costs decreased $14 million, due primarily to the operation of the East River Repowering Project.

Steam operating income increased $39 million in the nine months ended September 30, 2005 compared with the 2004 period. The increase is due to higher net revenues resulting from the steam rate plan ($54 million) and the recovery of costs related to the East River Repowering Project ($52 million), offset in part by higher income tax ($36 million), operations and maintenance expenses ($14 million), depreciation expense ($12 million) and taxes other than income taxes ($5 million, principally property taxes).

Other Income (Deductions)

Other income (deductions) decreased $16 million in the nine months ended September 30, 2005 compared with the 2004 period due primarily to decreased allowance for equity funds used during construction related to the commencement of commercial operation of the East River Repowering Project.

Net Interest Charges

Net interest charges increased $9 million in the nine months ended September 30, 2005 compared with the 2004 period due principally to higher interest rates on variable rate debt and additional interest expense on long-term debt issued in 2005.

O&R

Electric

O&R’s electric operating revenues increased $46 million in the nine months ended September 30, 2005 compared with the 2004 period, due primarily to higher sales and deliveries in 2005 and a one-time adjustment for unbilled revenues recorded in March 2005, offset in part by the accrual (in accordance with its New York electric rate plan) of a regulatory liability for earnings in excess of target levels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2005 compared with the 2004 period were:

MILLIONS OF KWHS

	Nine Months Ended		Variation	Percent Variation
Description	September 30, 2005	September 30, 2004
Residential/Religious	1,506	1,341	165	12.3%
Commercial/Industrial	1,723	1,576	147	9.3
Other	85	82	3	3.7
Total Full Service Customers	3,314	2,999	315	10.5
Retail access customers	1,426	1,384	42	3.0
Total Service Area	4,740	4,383	357	8.2%

Electric sales and delivery volumes in O&R’s service area recorded in the nine months ended September 30, 2005 increased 8.2 percent compared with the 2004 period due primarily to the warmer weather, growth in the number of customers, and the unbilled revenue adjustment referenced above. Absent this adjustment and after adjusting for weather variations in each period, electric delivery volumes in O&R’s service area increased 2.9 percent in the 2005 period.

O&R’s purchased power cost increased $30 million in the nine months ended September 30, 2005 as compared with the 2004 period due to an increase in the average unit cost and higher delivery volumes.

Electric operating income increased by $8 million in the nine months ended September 30, 2005 as compared with the 2004 period due primarily to higher net revenues ($16 million), offset by higher depreciation and amortization costs ($1 million), operations and maintenance expenses ($2 million) and income taxes ($4 million).

Gas

O&R’s gas operating revenues increased $5 million in the nine months ended September 30, 2005 compared with 2004. The increase is due primarily to increased transportation volumes and higher costs for gas purchased for resale in 2005, offset by reduced energy sales, reflecting additional customers obtaining their energy supply through competitive providers.

O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2005 period compared with the 2004 period were:

THOUSANDS OF DTHS

	Nine Months Ended		Variation	Percent Variation
Description	September 30, 2005	September 30, 2004
Firm Sales
Residential	6,562	6,847	(285)	(4.2)%
General	1,623	1,864	(241)	(12.9)
Firm Transportation	6,693	6,535	158	2.4
Total Firm Sales and Transportation	14,878	15,246	(368)	(2.4)
Off Peak/Interruptible Sales	4,912	5,071	(159)	(3.1)
Non-Firm Transportation of Gas
Generation Plants	1,323	553	770	Large
Other	773	779	(6)	(0.8)
Total Sales and Transportation	21,886	21,649	237	1.1%

Sales and transportation volumes for firm customers decreased 2.4 percent in the nine months ended September 30, 2005 compared with 2004 reflecting the impact of the milder winter and warmer spring weather. After adjusting for weather variations in each period, total firm sales and transportation volumes were 1.9 percent higher for the 2005 period than in 2004.

Non-firm transportation of customer-owned gas to electric generating plants increased substantially for the nine months ended September 30, 2005 as compared with the 2004 period because the relative prices of gas and fuel oil led generating plants in the company’s gas service area to use gas rather than fuel oil for a significant portion of their generation. The increase in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Gas operating income increased $2 million for the nine months ended September 30, 2005 as compared with the 2004 period due primarily to lower gas operations and maintenance expenses.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $1 million during the nine months ended September 30, 2005 compared with 2004, reflecting principally lower gross receipts taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Net Interest Expense

O&R’s net interest expense increased by $2 million during the nine months ended September 30, 2005 compared with 2004, reflecting interest on the $40 million 5.3% 10-year debentures issued in March 2005 and $46 million 5.22% Transition Bonds associated with securitization of previously deferred purchase power costs of O&R’s New Jersey subsidiary issued in August 2004.

UNREGULATED SUBSIDIARIES AND OTHER

Unregulated Energy Subsidiaries

The earnings of the unregulated energy subsidiaries were $17 million lower in the nine months ended September 30, 2005 than in the 2004 period.

Operating revenues of the unregulated energy subsidiaries were $291 million higher in the nine months ended September 30, 2005 than in the 2004 period, reflecting principally higher retail sales and prices of electricity.

Operating expenses excluding income taxes increased by $281 million, reflecting principally increased purchased power ($232 million), fuel ($45 million) and gas purchased for resale costs ($8 million), offset in part by lower other operations and maintenance costs ($3 million).

Income taxes decreased $10 million in the nine months ended September 30, 2005, reflecting primarily lower income associated with unrealized mark-to-market losses.

Operating income for the nine months ended September 30, 2005 was $20 million higher than in the 2004 period.

Other income (deductions) decreased $37 million in the nine months ended September 30, 2005 as compared with 2004 due primarily to mark-to-market accounting for forward sales of electricity that will occur in the first-three months of 2006. See “Results of Operations – Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004 – Unregulated Subsidiaries and Other,” above.

Discontinued Operations

Losses from the discontinued operations of Con Edison Communications were $5 million less in the nine months ended September 30, 2005 than in the 2004 period due primarily to reduced operating costs, including the cessation of depreciation. See Note N to the Third Quarter Financial Statements.

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

PART II OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

CON EDISON

Northeast Utilities Litigation

For information about legal proceedings relating to Con Edison’s October 1999 agreement to acquire Northeast Utilities, see Note F to the financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

CON EDISON OF NEW YORK

Lower Manhattan Restoration Litigation

For information about legal proceedings relating to emergency response and restoration activities following the September 11, 2001 attack on the World Trade Center, see Note G to the financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

Washington Heights Power Outage

For information regarding the “Washington Heights Power Outage” and the May 2005 settlement of certain lawsuits, see Item 3 of the Form 10-K and Part II, Item 1 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

Electric System Safety

For information about the July 2005 settlement of the New York State Public Service Commission’s proceeding relating to whether the PSC should commence an action seeking penalties from the company, see “Electric System Safety” in Part II, Item1 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

ITEM 6    EXHIBITS

(a) EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2005 and 2004, and the 12-month period ended December 31, 2004.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2005 and 2004, and the 12-month period ended December 31, 2004.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: November 2, 2005	By	/S/ ROBERT N. HOGLUND
Robert N. Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer