Form 10-Q
period 2006-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2006-05-03
CIK 1047862, 23632

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2006

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

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐    (See “Filing Format” on next page)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Con Edison

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Con Edison of New York

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Con Edison	Yes ☐ No ☒

Con Edison of New York	Yes ☐ No ☒

As of the close of business on April 28, 2006 Con Edison had outstanding 245,775,697 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Con Edison of New York.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
DEC	New York State Department of Environmental Conservation
ECAR	East Central Area Reliability Council
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board

FIN	FASB Interpretation No.
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006
Fitch	Fitch Ratings
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2005
FSP	FASB Staff Position
GHG	Greenhouse gases

Other
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
NYAG	New York Attorney General
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
RCN	RCN Corporation
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
VaR	Value-at-Risk
VIE	Variable interest entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2006	December 31, 2005
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$13,767	$13,586
Gas	3,083	3,044
Steam	1,634	1,624
General	1,557	1,541
TOTAL	20,041	19,795
Less: Accumulated depreciation	4,437	4,355
Net	15,604	15,440
Construction work in progress	877	771
NET UTILITY PLANT	16,481	16,211
NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $109 and $102 in 2006 and 2005, respectively	803	810
Non-utility property, less accumulated depreciation of $33 and $31 in 2006 and 2005, respectively	36	38
Non-utility property held for sale	—	52
Construction work in progress	1	1
NET PLANT	17,321	17,112
CURRENT ASSETS
Cash and temporary cash investments	177	81
Restricted cash	23	15
Accounts receivable - customers, less allowance for uncollectible accounts of $37 and $39 in 2006 and 2005, respectively	907	1,025
Accrued unbilled revenue	94	116
Other receivables, less allowance for uncollectible accounts of $6 in 2006 and 2005	356	350
Fuel oil, at average cost	50	47
Gas in storage, at average cost	145	248
Materials and supplies, at average cost	139	130
Prepayments	256	434
Fair value of derivative assets	89	331
Recoverable energy costs	106	221
Current assets held for sale	—	8
Deferred derivative losses	59	9
Other current assets	206	147
TOTAL CURRENT ASSETS	2,607	3,162
INVESTMENTS	267	265
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	406	406
Intangible assets, less accumulated amortization of $27 and $24 in 2006 and 2005, respectively	88	90
Prepaid pension costs	1,455	1,474
Regulatory assets	2,030	2,017
Other deferred charges and noncurrent assets	302	324
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,281	4,311
TOTAL ASSETS	$24,476	$24,850

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2006	December 31, 2005
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$7,362	$7,310
Preferred stock of subsidiary	213	213
Long-term debt	7,775	7,398
TOTAL CAPITALIZATION	15,350	14,921
MINORITY INTERESTS	42	42
NONCURRENT LIABILITIES
Obligations under capital leases	29	30
Provision for injuries and damages	167	167
Pensions and retiree benefits	257	223
Superfund and other environmental costs	251	238
Asset retirement obligations	95	94
Noncurrent liabilities held for sale	—	9
Other noncurrent liabilities	100	64
TOTAL NONCURRENT LIABILITIES	899	825
CURRENT LIABILITIES
Long-term debt due within one year	43	22
Notes payable	315	755
Accounts payable	987	1,236
Customer deposits	224	229
Accrued taxes	102	94
Accrued interest	114	102
Accrued wages	92	77
Fair value of derivative liabilities	198	133
Deferred derivative gains	35	224
Deferred income taxes - recoverable energy costs	43	90
Current liabilities held for sale	—	12
Other current liabilities	305	349
TOTAL CURRENT LIABILITIES	2,458	3,323
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,723	3,644
Regulatory liabilities	1,974	2,062
Other deferred credits	30	33
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,727	5,739
TOTAL CAPITALIZATION AND LIABILITIES	$24,476	$24,850

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES
Electric	$1,759	$1,513
Gas	843	728
Steam	275	267
Non-utility	440	292
TOTAL OPERATING REVENUES	3,317	2,800
OPERATING EXPENSES
Purchased power	1,184	940
Fuel	255	191
Gas purchased for resale	556	452
Other operations and maintenance	440	414
Depreciation and amortization	151	141
Taxes, other than income taxes	318	270
Income taxes	105	110
TOTAL OPERATING EXPENSES	3,009	2,518
OPERATING INCOME	308	282
OTHER INCOME (DEDUCTIONS)
Investment and other income	13	7
Allowance for equity funds used during construction	1	7
Preferred stock dividend requirements of subsidiary	(3)	(3)
Other deductions	(5)	(6)
Income taxes	(8)	4
TOTAL OTHER INCOME (DEDUCTIONS)	(2)	9
INTEREST EXPENSE
Interest on long-term debt	113	107
Other interest	14	8
Allowance for borrowed funds used during construction	(1)	(5)
NET INTEREST EXPENSE	126	110
INCOME FROM CONTINUING OPERATIONS	180	181
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)	1	—
NET INCOME	$181	$181
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.74	$0.75
Discontinued operations	—	—
Net income	$0.74	$0.75
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.74	$0.75
Discontinued operations	—	—
Net income	$0.74	$0.75
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.575	$0.570
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	245.5	242.7
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	246.5	243.4

The accompanying notes are an integral part of these financial statements. 8

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
	(Millions of Dollars)
NET INCOME	$181	$181
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Supplemental pension plan minimum liability adjustments, net of $(3) and $(2) taxes in 2006 and 2005, respectively	(4)	(3)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $(32) and $21 taxes in 2006 and 2005, respectively	(46)	30
Less: Reclassification adjustment for gains/(losses) included in net income, net of $(18) and $3 taxes in 2006 and 2005, respectively	(26)	5
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(24)	22
COMPREHENSIVE INCOME	$157	$203

The accompanying notes are an integral part of these financial statements.	9

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2004	242,514,183	$26	$2,642	$5,451	23,210,700	$(1,001)	$(55)	$(9)	$7,054

Net income				181					181
Common stock dividends				(138)					(138)
Issuance of common shares - dividend reinvestment and employee stock plans	476,235		20						20
Other comprehensive income								22	22
BALANCE AS OF MARCH 31, 2005	242,990,418	$26	$2,662	$5,494	23,210,700	$(1,001)	$(55)	$13	$7,139

BALANCE AS OF DECEMBER 31, 2005	245,286,058	$27	$2,768	$5,605	23,210,700	$(1,001)	$(55)	$(34)	$7,310

Net income				181					181
Common stock dividends				(141)					(141)
Issuance of common shares - dividend reinvestment and employee stock plans	456,347		24						24
Stock options			(23)	35					12
Other comprehensive loss								(24)	(24)
BALANCE AS OF MARCH 31, 2006	245,742,405	$27	$2,769	$5,680	23,210,700	$(1,001)	$(55)	$(58)	$7,362

The accompanying notes are an integral part of these financial statements. 10

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$181	$181
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	151	141
Deferred income taxes	(8)	9
Electric rate case amortization and accruals	(50)	—
Common equity component of allowance for funds used during construction	(1)	(7)
Prepaid pension costs (net of capitalized amounts)	7	(13)
Other non-cash items (net)	110	1
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	118	(84)
Materials and supplies, including fuel oil and gas in storage	91	117
Prepayments, other receivables and other current assets	134	(106)
Recoverable energy costs	180	80
Accounts payable	(249)	(48)
Pensions and retiree benefits	34	27
Accrued taxes	8	97
Accrued interest	12	13
Deferred charges and other regulatory assets	(29)	(62)
Deferred credits and other regulatory liabilities	(58)	12
Other assets	(8)	(24)
Other liabilities	(41)	52
NET CASH FLOWS FROM OPERATING ACTIVITIES	582	386
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $(11) and $1 in 2006 and 2005, respectively)	(375)	(346)
Cost of removal less salvage	(44)	(41)
Non-utility construction expenditures	(1)	(3)
Common equity component of allowance for funds used during construction	1	7
Proceeds from sale of properties	60	285
Proceeds from sale of CEC	39	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(320)	(98)
FINANCING ACTIVITIES
Net payments of short-term debt	(440)	(106)
Retirement of long-term debt	(1)	—
Issuance of long-term debt	400	390
Issuance of common stock	10	10
Debt issuance costs	(4)	(3)
Common stock dividends	(131)	(128)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(166)	163
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	96	451
BALANCE AT BEGINNING OF PERIOD	81	26
BALANCE AT END OF PERIOD	$177	$477
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$105	$92
Income taxes	$37	$19

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2006	December 31, 2005
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$12,916	$12,740
Gas	2,718	2,683
Steam	1,634	1,624
General	1,435	1,418
TOTAL	18,703	18,465
Less: Accumulated depreciation	4,039	3,960
Net	14,664	14,505
Construction work in progress	839	739
NET UTILITY PLANT	15,503	15,244
NON-UTILITY PROPERTY
Non-utility property, net	16	19
NET PLANT	15,519	15,263
CURRENT ASSETS
Cash and temporary cash investments	115	61
Accounts receivable - customers, less allowance for uncollectible accounts of $33 and $35 in 2006 and 2005, respectively	772	880
Other receivables, less allowance for uncollectible accounts of $5 in 2006 and 2005	210	226
Accounts receivable from affiliated companies	51	34
Fuel oil, at average cost	36	32
Gas in storage, at average cost	113	183
Materials and supplies, at average cost	108	100
Prepayments	242	417
Fair value of derivative assets	9	175
Recoverable energy costs	91	192
Deferred derivative losses	54	9
Other current assets	105	73
TOTAL CURRENT ASSETS	1,906	2,382
INVESTMENTS	3	3
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs	1,455	1,474
Regulatory assets	1,787	1,773
Other deferred charges and noncurrent assets	220	251
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,462	3,498
TOTAL ASSETS	$20,890	$21,146

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2006	December 31, 2005
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$6,521	$6,437
Preferred stock	213	213
Long-term debt	6,453	6,055
TOTAL CAPITALIZATION	13,187	12,705
NONCURRENT LIABILITIES
Obligations under capital leases	29	30
Provision for injuries and damages	161	160
Pensions and retiree benefits	142	122
Superfund and other environmental costs	199	186
Asset retirement obligations	94	93
Other noncurrent liabilities	35	32
TOTAL NONCURRENT LIABILITIES	660	623
CURRENT LIABILITIES
Long-term debt due within one year	—	—
Notes payable	179	520
Accounts payable	763	1,015
Accounts payable to affiliated companies	23	23
Customer deposits	210	215
Accrued taxes	112	103
Accrued interest	91	87
Accrued wages	79	70
Deferred derivative gains	15	170
Deferred income taxes - recoverable energy costs	37	78
Other current liabilities	325	332
TOTAL CURRENT LIABILITIES	1,834	2,613
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,353	3,258
Regulatory liabilities	1,838	1,924
Other deferred credits	18	23
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,209	5,205
TOTAL CAPITALIZATION AND LIABILITIES	$20,890	$21,146

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,633	$1,393
Gas	737	631
Steam	275	267
TOTAL OPERATING REVENUES	2,645	2,291
OPERATING EXPENSES
Purchased power	775	707
Fuel	193	134
Gas purchased for resale	460	379
Other operations and maintenance	375	352
Depreciation and amortization	133	122
Taxes, other than income taxes	299	253
Income taxes	113	98
TOTAL OPERATING EXPENSES	2,348	2,045
OPERATING INCOME	297	246
OTHER INCOME (DEDUCTIONS)
Investment and other income	9	7
Allowance for equity funds used during construction	—	7
Other deductions	(3)	(3)
Income taxes	—	1
TOTAL OTHER INCOME (DEDUCTIONS)	6	12
INTEREST EXPENSE
Interest on long-term debt	89	83
Other interest	10	7
Allowance for borrowed funds used during construction	(1)	(5)
NET INTEREST EXPENSE	98	85
NET INCOME	205	173
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3
NET INCOME FOR COMMON STOCK	$202	$170

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
	(Millions of Dollars)
NET INCOME	$205	$173
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Supplemental pension plan minimum liability adjustments, net of $(3) and $(2) taxes in 2006 and 2005, respectively	(4)	(2)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $6 taxes in 2005	(1)	8
Less: Reclassification adjustment for gains included in net income, net of $1 taxes in 2005	—	1
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(5)	5
COMPREHENSIVE INCOME	$200	$178

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2004	235,488,094	$589	$1,802	$4,748	$(962)	$(55)	$(6)	$6,116

Net income				173				173
Common stock dividend to parent				(111)				(111)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							5	5
BALANCE AS OF MARCH 31, 2005	235,488,094	$589	$1,802	$4,807	$(962)	$(55)	$(1)	$6,180

BALANCE AS OF DECEMBER 31, 2005	235,488,094	$589	$1,802	$5,074	$(962)	$(55)	$(11)	$6,437

Net income				205				205
Common stock dividend to parent				(113)				(113)
Cumulative preferred dividends				(3)				(3)
Other comprehensive loss							(5)	(5)
BALANCE AS OF MARCH 31, 2006	235,488,094	$589	$1,802	$5,163	$(962)	$(55)	$(16)	$6,521

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$205	$173
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	133	122
Deferred income taxes	32	6
Electric rate case amortization and accruals	(50)	—
Common equity component of allowance for funds used during construction	—	(7)
Prepaid pension costs (net of capitalized amounts)	7	(13)
Other non-cash items (net)	(4)	(2)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	109	(33)
Materials and supplies, including fuel oil and gas in storage	58	83
Prepayments, other receivables and other current assets	147	(109)
Recoverable energy costs	163	72
Accounts payable	(245)	(35)
Pensions and retiree benefits	20	16
Accrued taxes	9	81
Accrued interest	4	8
Deferred charges and other regulatory assets	(31)	(57)
Deferred credits and other regulatory liabilities	(64)	9
Other assets	(1)	(18)
Other liabilities	(38)	46
NET CASH FLOWS FROM OPERATING ACTIVITIES	454	342
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $(11) and $1 in 2006 and 2005, respectively)	(356)	(337)
Cost of removal less salvage	(43)	(41)
Common equity component of allowance for funds used during construction	—	7
Proceeds from sale of properties	60	285
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(339)	(86)
FINANCING ACTIVITIES
Net payments of short-term debt	(341)	(100)
Issuance of long-term debt	400	350
Debt issuance costs	(4)	(3)
Dividend to parent	(113)	(111)
Preferred stock dividends	(3)	(3)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(61)	133
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	54	389
BALANCE AT BEGINNING OF PERIOD	61	10
BALANCE AT END OF PERIOD	$115	$399
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$86	$74
Income taxes	$55	$39

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General

These combined notes accompany and form an integral part of the separate consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (Con Edison of New York). Con Edison of New York is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the Con Edison of New York consolidated financial statements, are also consolidated, along with those of Con Edison’s other utility subsidiary, Orange and Rockland Utilities, Inc. (O&R), and Con Edison’s competitive businesses (discussed below) in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to Con Edison of New York and O&R.

As used in these notes, the term “Companies” refers to Con Edison and Con Edison of New York and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, Con Edison of New York makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2005 (the Form 10-K). Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Con Edison has two regulated utility subsidiaries: Con Edison of New York and O&R. Con Edison of New York provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity to delivery customers of utilities, including Con Edison of New York and O&R, and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and participates in other infrastructure projects.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note A - Earnings Per Common Share

Reference is made to “Earnings per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three months ended March 31, 2006 and 2005, Con Edison’s basic and diluted EPS are calculated as follows:

(Millions of Dollars, except per share amounts/Shares in Millions)	2006	2005
Income from continuing operations	$180	$181
Income from discontinued operations, net of tax	1	—
Net income	$181	$181
Weighted average common shares outstanding - Basic	245.5	242.7
Add: Incremental shares attributable to effect of potentially dilutive securities	1.0	0.7
Adjusted weighted average common shares outstanding - Diluted	246.5	243.4
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.74	$0.75
Discontinued operations	—	—
Net income	$0.74	$0.75
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.74	$0.75
Discontinued operations	—	—
Net income	$0.74	$0.75

The computation of diluted earnings per share excludes 0.8 million and 2.7 million Con Edison common shares for the three months ended March 31, 2006 and 2005, respectively, because the exercise prices on the options exceeds the average closing market price during these periods.

Note B - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K.

Rate and Restructuring Agreements

Electric

In accordance with Con Edison of New York’s 2005 Electric Rate Agreement, for each rate year, Adjusted Earnings (as defined in Note B to the financial statements in Item 8 of the Form 10-K) between an 11.4 percent and a 13 percent return on equity are to be used to offset 50 percent of any regulatory asset resulting from specified cost reconciliations. The company can retain 50 percent of any remaining above-target Adjusted Earnings, with the balance being deferred for the benefit of customers. If Adjusted Earnings exceed 13 percent return, no regulatory asset resulting from the cost reconciliations will be accrued. The company can retain 25 percent of any above-target Adjusted Earnings, with the balance being deferred for the benefit of customers.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

At December 31, 2005, Con Edison of New York estimated that its Adjusted Earnings for the rate year ending March 31, 2006 would exceed the target by $59 million, of which $47 million was applied to offset regulatory assets arising from the cost reconciliations and $6 million was reserved for customer benefit. Adjusted Earnings for the rate year exceeded the target by $38 million, and the company adjusted the regulatory asset offset by $9 million and eliminated the $6 million reserve for customer benefit (which had the effect of increasing operating revenues for the three month period ended March 31, 2006 by $15 million).

Gas

In November 2005, O&R filed a request with the New York State Public Service Commission (PSC) for an increase in the rates it charges for gas service, effective November 1, 2006, of $24 million (4.7 percent). The filing reflected a return on common equity of 11 percent and a common equity ratio of 48.9 percent of capitalization. The filing included a proposal for a three-year plan, with additional increases effective November 1, 2007 and 2008 of $2.1 million and $1.8 million, respectively. In March 2006, the PSC Staff recommended an increase in base rates of $6.1 million effective November 1, 2006, basing its recommendation upon a return on common equity of 8.9 percent and a common equity ratio of 47.6 percent. The PSC is expected to render a decision in October 2006.

Steam

In November 2005, Con Edison of New York filed a request with the PSC for a net increase in the rates it charges for steam service, effective October 1, 2006, of $68 million (9.6 percent). The filing reflected a return on common equity of 11 percent and a common equity ratio of 49 percent of capitalization. The filing included a proposal for a three-year rate plan, with additional increases effective October 1, 2007 and 2008 of $15 million and $12 million, respectively. In February 2006, the PSC Staff recommended no increase in rates basing its recommendation upon a return on common equity of 8.7 percent and a common equity ratio of 47.6 percent. The PSC is expected to render a decision in September 2006.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at March 31, 2006 and December 31, 2005 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Regulatory assets
Future federal income tax	$979	$952	$928	$902
Environmental remediation costs	262	241	203	182
World Trade Center restoration costs	135	127	135	127
Pension and other postretirement benefits deferrals	131	96	77	46
O&R Transition bond charges	69	70	—	—
Net T&D reconciliation	60	38	60	38
Recoverable energy costs	58	120	58	120
Revenue taxes	57	59	57	59
Unbilled gas revenue	44	44	44	44
Workers’ compensation	43	42	43	42
Asbestos-related costs	25	25	25	25
Other retirement program costs	23	24	23	24
Electric cost reconciliations	(38)	(47)	(38)	(47)
Other	182	226	172	211
Regulatory Assets	2,030	2,017	1,787	1,773
Deferred derivative losses - current	59	9	54	9
Recoverable energy costs - current	106	221	91	192
Total Regulatory Assets	$2,195	$2,247	$1,932	$1,974
Regulatory liabilities
Allowance for cost of removal less salvage	$538	$558	$480	$501
Net electric deferrals	258	288	258	288
Gain on sale of First Avenue properties	255	256	255	256
2004 electric, gas and steam one-time rate plan charges	116	121	116	121
Transmission congestion contracts	107	163	107	163
EPA SO2 Allowance Proceeds - electric and steam	97	76	97	76
Prior year deferred tax amortization	81	81	81	81
Proceeds from sale of W. 24th St. property	57	—	57	—
NYS tax law changes	48	51	36	39
Property tax reconciliation	44	31	44	31
O&R Refundable energy costs	43	40	—	—
Interest on federal income tax refund	41	41	41	41
Utilities’ hedging unrealized gains	31	75	25	59
NYISO reconciliation	20	20	20	20
DC service incentive	14	17	14	17
Gas interference - cost sharing	8	9	8	9
Gas interruptible sales credits	4	8	4	8
Earnings sharing reserve	1	7	1	7
Other	211	220	194	207
Regulatory Liabilities	1,974	2,062	1,838	1,924
Deferred derivative gains - current	35	224	15	170
Total Regulatory Liabilities	$2,009	$2,286	$1,853	$2,094

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

“Net electric deferrals” represents the remaining unamortized balance of certain regulatory assets and liabilities of Con Edison of New York that were combined effective April 1, 2005 and are being amortized to income over the period April 2005 through March 2008, in accordance with the electric rate plan discussed in “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K.

Note C - Short Term Borrowing and Credit Agreements

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K.

At March 31, 2006, Con Edison had $315 million of commercial paper outstanding of which $179 million was outstanding under Con Edison of New York’s program. The weighted average interest rate for the three-month period was 4.5 percent for Con Edison and Con Edison of New York. At March 31, 2006, no loans were outstanding under the Companies’ credit agreements and $7.2 million of letters of credit were outstanding.

Note D - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three months ended March 31, 2006 and 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Service cost - including administrative expenses	$34	$31	$31	$27
Interest cost on projected benefit obligation	114	106	107	99
Expected return on plan assets	(155)	(161)	(149)	(155)
Amortization of net actuarial loss	31	17	26	13
Amortization of prior service costs	3	3	3	3
NET PERIODIC BENEFIT COST	$27	$(4)	$18	$(13)
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$28	$(3)	$19	$(12)
Cost capitalized	(8)	2	(6)	4
Cost deferred	(30)	(5)	(27)	(2)
Cost credited to operating expenses	$(10)	$(6)	$(14)	$(10)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2006. The Companies’ policy however is to fund their accounting cost to the extent such funding is tax deductible. Therefore, Con Edison and Con Edison of New York expect to make discretionary contributions of $98 million and $63 million, respectively, to the pension plan during 2006.

Note E - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three months ended March 31, 2006 and 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Service cost	$4	$3	$3	$2
Interest cost on accumulated other postretirement benefit obligation	21	18	19	16
Expected return on plan assets	(19)	(19)	(18)	(18)
Amortization of net actuarial loss	14	14	12	12
Amortization of prior service cost	(3)	(3)	(3)	(3)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$18	$14	$14	$10
Cost capitalized	(6)	(4)	(5)	(3)
Cost deferred	(6)	—	(5)	1
Cost charged to operating expenses	$6	$10	$4	$8

Note F - Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation and remediation costs (which includes costs of demolition, removal, disposal, storage, replacement, containment, and monitoring) and environmental damages. Liability under these laws can be material and may be imposed for contamination from past acts, even

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

though such past acts may have been lawful at the time they occurred. The sites at which the Utilities have been asserted to have liability under these laws, including their manufactured gas plant sites, are referred to herein as “Superfund Sites.”

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate of the amount the Utilities will need to pay to discharge their related obligations. For Superfund Sites (including the manufactured gas plant sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate of the undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites. Remediation costs are estimated in light of the information available, applicable remediation standards, and experience with similar sites.

The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2006 and December 31, 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Accrued Liabilities:
Manufactured gas plant sites	$174	$173	$123	$121
Other Superfund Sites	77	65	76	65
Total	$251	$238	$199	$186
Regulatory Assets	$262	$241	$203	$182

Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. As investigations progress on these and other sites, the Utilities expect that additional liability will be accrued, the amount of which is not presently determinable but may be material. Under their current rate agreements, the Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) certain site investigation and remediation costs.

There were no insurance recoveries received related to Superfund Sites for the three months ended March 31, 2006 and 2005. Environmental remediation costs incurred related to the Superfund sites for these periods were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Remediation costs incurred	$12	$4	$11	$3

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In 2002, Con Edison of New York estimated that for its manufactured gas plant sites, most of which had not been investigated, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range up to $1.1 billion. In 2004, O&R estimated that for its manufactured gas plant sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range from approximately $31 million to $87 million. These estimates were based on the assumption that there is contamination at each of the sites and additional assumptions regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2004, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $25 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different.

In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) liabilities incurred for its asbestos lawsuits and workers’ compensation claims.

The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2006 and December 31, 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Accrued liability - asbestos suits	$25	$25	$25	$25
Regulatory assets - asbestos suits	$25	$25	$25	$25
Accrued liability - workers’ compensation	$119	$118	$114	$113
Regulatory assets - workers’ compensation	$43	$42	$43	$42

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note G - Northeast Utilities Litigation

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

In June 2001, Northeast Utilities withdrew the separate action it commenced in March 2001 in the same court and filed as a counter-claim in the First Federal Proceeding its claim that Con Edison materially breached the merger agreement and that, as a result, Northeast Utilities and its shareholders have suffered substantial damages, including the difference between the consideration to be paid to Northeast Utilities’ shareholders pursuant to the merger agreement and the market value of Northeast Utilities’ common stock (the so-called “lost premium” claim), expenditures in connection with regulatory approvals and lost business opportunities. Pursuant to the merger agreement, Con Edison agreed to acquire Northeast Utilities for $26.00 per share (an estimated aggregate of not more than $3.9 billion) plus $0.0034 per share for each day after August 5, 2000 through the day prior to the completion of the transaction, payable 50 percent in cash and 50 percent in stock.

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

In May 2003, a lawsuit by a purported class of Northeast Utilities’ shareholders, entitled Rimkoski, et al. v. Consolidated Edison, Inc., was filed in New York County Supreme Court (the State Proceeding) alleging breach of the merger agreement. The complaint defined the putative class as holders of Northeast Utilities’ common stock on March 5, 2001, and alleged that the class members were intended third party beneficiaries of the merger agreement. The complaint sought damages

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

believed to be substantially duplicative of those sought by Northeast Utilities on behalf of its shareholders in the First Federal Proceeding. In December 2003, the District Court granted Rimkoski’s motion to intervene in the First Federal Proceeding and, in February 2004, the State Proceeding was dismissed without prejudice. In January 2004, Rimkoski filed a motion in the First Federal Proceeding to certify his action as a class action on behalf of all holders of Northeast Utilities’ common stock on March 5, 2001 and to appoint Rimkoski as class representative. In February 2006, counsel for Rimkoski entered into a stipulation consenting to the dismissal of the Rimkoski claim with prejudice. In May 2006, the court approved the stipulation.

In May 2004, the District Court ruled that the Northeast Utilities’ shareholders who may pursue the lost premium claim against Con Edison are the holders of Northeast Utilities’ common stock on March 5, 2001 and the District Court therefore dismissed Northeast Utilities’ lost premium claim. The District Court certified its ruling regarding the lost premium claim for interlocutory appeal to the United States Court of Appeals for the Second Circuit (the Court of Appeals), and in June 2004 Northeast Utilities filed its motion for leave to appeal the issue to the Court of Appeals. The District Court further certified for interlocutory appeal its March 2003 determination that Northeast Utilities’ shareholders are intended third-party beneficiaries under the merger agreement, and in June 2004 Con Edison filed its motion for leave to appeal the issue to the Court of Appeals. In October 2004, the Court of Appeals granted both Con Edison’s motion and Northeast Utilities’ motion. In October 2005, the Court of Appeals reversed the District Court’s March 2003 ruling that Northeast Utilities’ shareholders were intended third-party beneficiaries of the merger agreement, and held that Northeast Utilities’ shareholders therefore could not sue Con Edison for the claimed lost premium. Also, in October 2005, Northeast Utilities and Rimkoski each filed petitions for rehearing of that Court of Appeals’ decision. In January 2006, the petitions for rehearing were denied. In April 2006, Northeast Utilities’ and Rimkoski’s time to seek review before the United States Supreme Court expired and no such review was sought.

In May 2004, the District Court dismissed the lawsuit that was commenced in October 2003 by a purported class of Northeast Utilities’ shareholders, entitled Siegel et al. v. Consolidated Edison, Inc. (the Second Federal Proceeding). The Second Federal Proceeding had sought unspecified injunctive relief and damages believed to be substantially duplicative of the damages sought from Con Edison in the First Federal Proceeding. Plaintiffs in the Second Federal Proceeding filed a motion seeking to intervene in the First Federal Proceeding. In February 2006, counsel to plaintiffs in the Second Federal Proceeding entered into a stipulation consenting to the denial of the intervention motion as moot. In May 2006, the court approved the stipulation.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In April 2006, Northeast Utilities filed a motion seeking dismissal of Con Edison’s lost synergy claim. A decision on the motion is not expected until later in 2006.

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

Con Edison does not expect that any Northeast Utilities related lawsuits or other actions will have a material adverse effect on Con Edison’s financial position, results of operations or liquidity.

Note H - Other Material Contingencies

Lease In/Lease Out Transactions

As part of a broad initiative, the Internal Revenue Service (IRS) is reviewing certain categories of transactions. Among these are transactions in which a taxpayer leases property and then immediately subleases it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). In 1997 and 1999, Con Edison Development entered into LILO transactions, involving gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At March 31, 2006 and December 31, 2005, the company’s investment in these leveraged leases ($227 million and $225 million, respectively) net of deferred tax liabilities ($193 million and $187 million, respectively), amounted to $34 million and $38 million, respectively. The estimated tax savings from the two LILO transactions through March 31, 2006, in the aggregate, was $141 million. On audit of Con Edison’s tax return for 1997, the IRS disallowed the tax losses in connection with the 1997 LILO transaction.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Con Edison believes that its LILO’s have been correctly reported. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States to obtain a refund of this tax payment.

In July 2005, the Financial Accounting Standards Board’s (FASB) issued a proposed FASB Staff Position (FSP) No. FAS 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” The proposed FSP would require the expected timing of income tax cash flows generated by Con Edison’s LILO transactions to be reviewed at least annually. If the expected timing of the cash flows is revised, the rate of return and the allocation of income would be recalculated from the inception of the LILO transactions, and the company could be required to recalculate the accounting effect of the LILO transactions, which could result in a charge to earnings that could have a material adverse effect on its results of operations.

Timing of Deduction of Construction-Related Costs

In August 2005, the IRS issued Revenue Ruling 2005-53 with respect to when federal income tax deductions can be taken for certain construction-related costs. The Companies’ used the “simplified service cost method” (SSCM) to determine the extent to which these costs could be deducted in 2002, 2003 and 2004, and as a result reduced their current tax expense by $263 million, of which $239 million is attributable to Con Edison of New York. Under Revenue Ruling 2005-53, the Companies may be required to repay, with interest, a portion of their past SSCM tax benefits and to capitalize and depreciate over a period of years costs they previously deducted under SSCM. The interest could range from zero to approximately $53 million. Repayment of the SSCM tax benefits would not otherwise affect the Utilities’ results of operations because deferred taxes have been previously provided for the related temporary differences between the SSCM deductions taken for federal income tax purposes and the corresponding amounts charged to expense for financial reporting purposes.

Lower Manhattan Restoration

Con Edison of New York estimates that its costs for emergency response to the September 11, 2001 attack on the World Trade Center, and for resulting temporary and subsequent permanent restoration of electric, gas and steam transmission and distribution facilities damaged in the attack will total $430 million, net of insurance payments. Most of the costs, which are capital in nature, have already been incurred. At March 31, 2006, the company had received reimbursement for $169 million of these costs ($76 million under insurance policies and $93 million from the federal government). The company

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

expects to receive additional funds from insurance policies and federal reimbursement. At March 31, 2006, the company had incurred capital costs of $201 million and, pursuant to a petition it filed with the PSC in 2001, deferred non-capital costs of $143 million, including interest, as a regulatory asset (these amounts are net of reimbursements received). The company expects the PSC to permit recovery from customers of the costs, net of any federal reimbursement, insurance payments and tax savings.

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

Based upon New York City’s announced plans for improvement projects in lower Manhattan, the company anticipates that over the next five years it may incur up to $250 million of costs to move its facilities to avoid interfering with these projects. The company’s rate plans include provisions for the recovery of such costs. See Note B to the financial statements in Item 8 of the Form 10-K.

Generating Assets Sold To Mirant

In June 1999, O&R completed the sale of all of its generating assets and Con Edison of New York completed the sale of its two-thirds interest in the Bowline Point generating facility to affiliates (the Mirant Affiliates) of Mirant Corporation (Mirant, formerly Southern Energy, Inc.). The total gross proceeds from the sale amounted to $476 million ($343 million attributable to O&R and $133 million attributable to Con Edison of New York). In 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In January 2006, Mirant and most of its subsidiaries, but not the Mirant Affiliates emerged from bankruptcy.

In May 2006, Mirant, the Mirant Affiliates and another Mirant subsidiary (the Claimants) commenced a proceeding seeking, among other things, to void the sale of the generating assets and recover the amounts paid by the Mirant Affiliates in connection with the sale (which the Claimants allege exceeded the fair value of the assets), together with interest on such amounts. In addition, the Claimants seek damages, and a declaration that the Utilities are obligated to defend and indemnify the Mirant Affiliates, in connection with certain environmental, operational and other matters relating to some of the assets, the costs of which could be substantial. The Claimants also object to the allowance of claims totaling approximately $1 million filed by the Utilities in the bankruptcy proceeding.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In addition, Mirant has indicated in certain filings in its bankruptcy proceeding that under certain circumstances it would retire its Lovett generating units in 2007 and 2008. O&R is in the process of upgrading its transmission and distribution system to meet anticipated demand growth, and believes that by 2007 it would be able to meet existing transmission reliability criteria in the event that the Lovett units were shut down.

The Companies are unable to predict whether or not any Mirant related lawsuits or other actions will have a material adverse effect on their financial position, results of operations or liquidity.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued a guarantee on behalf of an entity in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $1.2 billion and $1.1 billion at March 31, 2006 and December 31, 2005, respectively.

A summary, by type and term, of Con Edison’s total guarantees at March 31, 2006 is as follows:

Guarantee Type	0–3 years	4–10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$823	$13	$234	$1,070
Affordable housing program	—	33	—	33
Intra-company guarantees	35	—	6	41
Other guarantees	32	50	—	82
TOTAL	$890	$96	$240	$1,226

Other guarantees include $47 million of guarantees issued by Con Edison covering RCN Corporation’s (RCN) lease payments for the right to use Con Edison of New York’s conduit system in accordance with a tariff approved by the PSC and rent payment obligations under various lease agreements for office buildings. See Note M.

For a description of guarantee types, see Note I to the financial statements in Item 8 of the Form 10-K.

Note I - Stock-Based Compensation

The Companies compensate employees and directors with, among other things, stock options, restricted stock units and contributions to a discount stock purchase plan. Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to such compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased on the open market. The shares used in 2006 have been new shares.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In January 2006 Con Edison adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective approach. Pursuant to SFAS No. 123(R), the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the three months ended March 31, 2006:

(Millions of Dollars)	Con Edison			Con Edison of New York
	Stock Options	Restricted Stock Units	Performance-Based Restricted Stock	Stock Options	Restricted Stock Units	Performance-Based Restricted Stock
Compensation expense recognized	$4	$—	$8	$3	$—	$7

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if the Companies had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” for the purposes of recognizing expense for stock-based compensation arrangements:

	For the Three Months Ended March 31, 2005
(Millions of Dollars, except per share amounts/Shares in Millions)	Con Edison*	Con Edison of New York
Net income, as reported	$181	$173
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1	1
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	2	2
Pro forma net income	$180	$172
Earnings per common share:
Basic - as reported	$0.75
Basic - pro forma	$0.74
Diluted - as reported	$0.75
Diluted - pro forma	$0.74
*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.

Stock Options

For a description of the stock options, and the 1996 Stock Option Plan and the Long Term Incentive Plan (LTIP) under which the stock options have been awarded, reference is made to Note N to the financial statements in Item 8 of the Form 10-K. Pursuant to SFAS 123(R), the Companies generally recognize compensation expense (based on the fair value of stock option awards) over the continuous service period in which the options vest. Awards to employees currently eligible for retirement are expensed in the month awarded.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The outstanding options are “equity awards” because shares of Con Edison common stock are delivered upon exercise of the options. As equity awards, the fair value of the options is measured at the grant date. The weighted average fair value of each option awarded in the three-month period ended March 31, 2006 is $4.08. This value was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2006
Risk-free interest rate	4.36%
Expected term	4.6 years
Expected stock volatility	13.88%
Expected dividend yield	4.86%

The weighted average risk-free rate is calculated using the five-year U.S. Treasury securities rate on the grant date of each stock option and then weighted for the number of shares awarded. The expected life of the options is based on historical employee exercise behavior and post-vesting cancellations. The expected stock volatility is calculated using the quarterly closing prices of Con Edison stock over a period of five years, which approximates the expected term of the options. The expected dividend yield is calculated using the annualized dividend divided by the stock price on the date of grant.

A summary of changes in the status of stock options during the three months ended March 31, 2006 is as follows:

	Con Edison		Con Edison of New York
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at 12/31/05	7,867,151	$41.913	6,697,401	$42.000
Granted	804,000	46.880	699,000	46.880
Exercised	(67,500)	37.560	(60,800)	37.404
Forfeited	(20,900)	42.691	(5,000)	44.688
Outstanding at 3/31/06	8,582,751	$42.412	7,330,601	$42.503

The exercise price of options awarded in 2006 is $46.88. The change in the fair value of the options from their grant dates to March 31, 2006 (aggregate intrinsic value) is $9 million for Con Edison. The aggregate intrinsic value of options exercised in the period ended March 31, 2006 is $1 million and the cash received by Con Edison for payment of the exercise price was $2 million. The weighted average remaining contractual life of options outstanding is eight years as of March 31, 2006.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table summarizes stock options outstanding at March 31, 2006 for each plan year for the Companies:

		Con Edison			Con Edison of New York
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2006	10	804,000	$46.880	—	699,000	$46.880	—
2005	9	1,284,550	42.730	—	1,033,250	42.715	—
2004	8	1,294,750	43.767	—	1,049,200	43.764	—
2003	7	1,584,700	39.647	797,000	1,320,700	39.705	697,000
2002	6	1,261,250	42.510	1,261,250	1,086,250	42.510	1,086,250
2001	5	760,550	37.750	760,550	646,050	37.750	646,050
2000	4	236,600	32.500	236,600	187,600	32.500	187,600
1999	3	902,650	47.938	902,650	859,850	47.938	859,850
1998	2	398,300	42.563	398,300	393,300	42.563	393,300
1997/96	1	55,401	31.500	55,401	55,401	31.500	55,401
Total		8,582,751		4,411,751	7,330,601		3,925,451

The total expense to be recognized in future periods for unvested stock options outstanding as of March 31, 2006 is $6 million for Con Edison, including $5 million for Con Edison of New York.

Restricted Stock Units

For a description of the restricted stock units, reference is made to Note N to the financial statements in Item 8 of the Form 10-K. In certain cases, dividend equivalents are paid on the restricted stock units. In the three months ended March 31, 2006, restricted stock unit awards under the LTIP were made as follows: (i) annual awards to officers under restricted stock unit agreements that provide for adjustment of the number of units (as described in Note N to the financial statements in Item 8 of the Form 10-K, performance-based restricted stock units or PBRS) and (ii) under the directors’ deferred compensation plan. No other awards of restricted stock units were made in 2006.

In accordance with SFAS 123(R), for outstanding restricted stock awards other than PBRS or awards under the directors’ deferred compensation plan, the Companies have accrued a liability based on the market value of a common share on the grant date and are recognizing compensation expense over the vesting period. The weighted average vesting period for outstanding awards is two years and is based on the employees’ continuous service to Con Edison; the latest period ends April 2009. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income. For the three-month

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

period ended March 31, 2006, there were 212,500 and 171,700 shares outstanding for Con Edison and Con Edison of New York, respectively. The weighted average fair value as of the grant date of the outstanding shares is $36.59 and $36.31 for Con Edison and Con Edison of New York, respectively. The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of March 31, 2006 is $1 million.

For PBRS that are subject to adjustment based on Con Edison’s total shareholder return relative to the Standard and Poor’s Electric Utilities Index during a specified performance period (the TSR portion), the Companies use a Monte Carlo simulation model to estimate the fair value of the awards. The fair value is recomputed each reporting period as of the earlier of the reporting date and the vesting date. For PBRS that are subject to adjustment based on determinations made in connection with the Companies’ annual bonus plans (the EIP portion), the fair value of the awards is determined using the market price on the date of grant. PBRS awards are “liability awards” because each PBRS represent the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, changes in the fair value of the PBRS are reflected in net income. The following table illustrates the assumptions used to calculate the fair value of the awards:

2006
Risk-free interest rate	4.76 to 5.04%
Expected term	3 years
Expected volatility	13.32%
Expected quarterly dividends	$0.575 to $0.59

The risk-free rate is based on the U.S. Treasury zero-coupon yield curve on the date of grant. The expected term of the PBRS is three years, which equals the vesting period. The Companies do not expect significant forfeitures to occur. The expected volatility is calculated using daily closing stock prices over a period of three years, which approximates the expected term of the awards. Expected annual escalation of dividends is based on historical trends.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary of changes in the status of the PBRS’ TSR portion during the three months ended March 31, 2006 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Grant Date Fair Value*	Units	Weighted Average Grant Date Fair Value*
Non-vested at 12/31/05	206,275	$31.489	171,950	$31.581
Granted	99,300	43.830	87,400	43.830
Vested and Exercised	(156,450)	46.477	(144,475)	46.455
Forfeited	—	—	—	—
Non-vested at 3/31/06	149,125	$29.252	114,875	$29.530
*	Fair value is determined using the Monte Carlo simulation described above.

A summary of changes in the status of the PBRS’ EIP portion during the three months ended March 31, 2006 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Grant Date Price	Units	Weighted Average Grant Date Price
Non-vested at 12/31/05	206,275	$43.297	171,950	$43.300
Granted	99,300	46.880	87,400	46.880
Vested and Exercised	(156,450)	46.477	(144,475)	46.455
Forfeited	—	—	—	—
Non-vested at 3/31/06	149,125	$43.500	114,875	$43.500

The total expense to be recognized in future periods for unvested PBRS outstanding as of March 31, 2006 is $5 million for Con Edison, including $4 million for Con Edison of New York.

For a description of the Non-Officer Director Deferred Compensation plan, reference is made to Note N to the financial statements in Item 8 of the Form 10-K. Restricted stock units issued under the directors’ deferred compensation plan are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the three months ended March 31, 2006, approximately 1,000 units were issued.

Stock Purchase Plan

For a description of the Stock Purchase Plan, reference is made to Note N to the financial statements in Item 8 of the Form 10-K. Participants in the plan immediately vest in shares purchased by them

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. In the three months ended March 31, 2006, 149,584 shares were purchased under the Stock Purchase Plan at a weighted average price of $46.17 per share.

Note J - Financial Information By Business Segment

Reference is made to Note O to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended March 31,
	Operating Revenues		Inter-segment Revenues		Depreciation and Amortization		Operating Income
(Millions of Dollars)	2006	2005	2006	2005	2006	2005	2006	2005
Con Edison of New York
Electric	$1,633	$1,393	$2	$3	$101	$99	$137	$106
Gas	737	631	1	1	20	19	98	92
Steam	275	267	19	—	12	4	62	48
Total Con Edison of New York	$2,645	$2,291	$22	$4	$133	$122	$297	$246
O&R
Electric	$126	$120	$—	$—	$6	$7	$8	$10
Gas	106	97	—	—	3	2	10	12
Total O&R	$232	$217	$—	$—	$9	$9	$18	$22
Competitive energy businesses	$440	$293	$16	$—	$9	$10	$(10)	$13
Other*	—	(1)	(38)	(4)	—	—	3	1
Total Con Edison	$3,317	$2,800	$—	$—	$151	$141	$308	$282
*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note K - Derivative Instruments and Hedging Activities

Reference is made to Note P to the financial statements in Item 8 of the Form 10-K.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at March 31, 2006 and December 31, 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Fair value of net assets/(liabilities)	$(94)	$280	$(15)	$223

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Credit Exposure

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements.

Con Edison and Con Edison of New York had $308 million and $77 million credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at March 31, 2006, respectively. Of these amounts, $248 million and $28 million was with investment-grade counterparties and $60 million and $49 million was primarily with the New York Mercantile Exchange, respectively.

Cash Flow Hedges

Con Edison’s subsidiaries designate a portion of derivative instruments as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The following table presents selected information related to these cash flow hedges included in accumulated OCI at March 31, 2006:

	Maximum Term		Accumulated Other Comprehensive Income/ (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Term in Months/Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Energy Price Hedges	38	11	$(32)	$—	$(29)	$—

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

The unrealized net gains and losses relating to the hedge ineffectiveness of these cash flow hedges that were recognized in net earnings for the three months ended March 31, 2006 and 2005 were immaterial to the results of operations of the Companies for those periods.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities are permitted by their respective

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison’s competitive energy businesses record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the three months ended March 31, 2006 and 2005, Con Edison recorded in non-utility operating revenues unrealized pre-tax losses of $51 million and $1 million, respectively. These losses reflect primarily lower prices on natural gas contracts employed as economic hedges used to support wholesale and retail obligations that did not qualify for cash flow hedge accounting.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at March 31, 2006 and December 31, 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Fair value of interest rate swaps	$(18)	$(18)	$(5)	$(3)

Fair Value Hedges

Con Edison of New York’s swap (related to its $225 million of Series 2001A tax-exempt debt) is designated as a fair value hedge, which qualifies for “short-cut” hedge accounting under SFAS No. 133. Under this method, changes in fair value of the swap are recorded directly against the carrying value of the hedged bonds and have no impact on earnings.

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

Note L - New Financial Accounting Standards

Reference is made to Note T to the financial statements in Item 8 of the Form 10-K.

In April 2006, the FASB issued Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (the FSP), which is effective prospectively for reporting periods beginning after June 15, 2006. The FSP clarifies that the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” should be based on an analysis of the design of the entity. The application of this FSP is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In March 2006, the FASB issued a proposed Statement on Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits. The proposed Statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. Employers must recognize all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income, net of tax. Such amounts would be adjusted as they are subsequently recognized as components of net periodic benefit cost or income pursuant to the current recognition and amortization provisions of FASB Statements No. 87, “Employers’ Accounting for Pensions,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In general, under the Utilities’ rate plans, the difference between expenses recognized under these accounting standards and the rate allowance is deferred. For a description of the Companies pension plan and other postretirement benefit plans, see Notes E and F to the financial statements in Item 8 of the Form 10-K. The Companies have not yet determined the impact of the proposed Statement on their financial position, results of operations or liquidity, but it could be material.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS No. 156), which is effective for fiscal years beginning after September 15, 2006. The Statement clarifies the accounting for servicing rights, requires servicing rights to be initially measured at fair value, and provides the option to subsequently account for servicing rights at either fair value or under the amortization method previously required under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The adoption of SFAS No. 156 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155), which is effective for fiscal years beginning after September 15, 2006. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to determine whether they are freestanding derivatives or whether they contain embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note M - Con Edison Communications (CEC)

Reference is made to Note U to the financial statements in Item 8 of the Form 10-K.

In March 2006, Con Edison completed the sale of CEC to RCN and received approximately $39 million in cash. Exit costs associated with the disposal activity include one-time termination benefits and other transaction costs of $5 million, of which $3 million has been incurred. The sale resulted in an estimated gain from discontinued operations of approximately $1 million for the three months ended March 31, 2006. At the date of the sale, CEC had assets and liabilities of $43 million and $3 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK)

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements (the First Quarter Financial Statements) included in this report of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (Con Edison of New York) and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and Con Edison of New York. Con Edison of New York is a subsidiary of Con Edison and, as such, information in this MD&A about Con Edison of New York applies to Con Edison.

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2005 (File Nos. 1-14514 and 1-1217, the Form 10-K).

Information in the notes to the consolidated financial statements referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

CORPORATE OVERVIEW

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive businesses that compete primarily in energy-related businesses (see “Competitive Energy Businesses,” below).

Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended March 31, 2006				At March 31, 2006
(Millions of Dollars)	Operating Revenues		Net Income		Assets
Con Edison of New York	$2,645	80%	$202	111%	$20,890	85%
O&R	232	7%	12	7%	1,534	6%
Total Utilities	2,877	87%	214	118%	22,424	91%
Con Edison Development (a)	199	6%	(17)	(9)%	1,218	5%
Con Edison Energy (a)	20	—%	(1)	(1)%	321	1%
Con Edison Solutions (a)	253	8%	(1)	(1)%	98	1%
Other (b)	(32)	(1)%	(15)	(8)%	415	2%
Total continuing operations	3,317	100%	180	99%	24,476	100%
Discontinued operations (c)	—	—%	1	1%	—	—%
Total Con Edison	$3,317	100%	$181	100%	$24,476	100%
(a)	Net income includes $19 million, $1 million and $11 million, respectively, of net mark-to-market losses.
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.
(c)	Represents the discontinued operations of Con Edison Communications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s net income for common stock for the three months ended March 31, 2006 was $181 million or $0.74 a share compared with earnings of $181 million or $0.75 a share for the three months ended March 31, 2005. See “Results of Operations – Summary,” below.

REGULATED UTILITIES

Con Edison of New York provides electric service to approximately 3.2 million customers and gas service to approximately 1.1 million customers in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility businesses, provides electric service to approximately 0.3 million customers in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service to over 0.1 million customers in southeastern New York and adjacent areas of eastern Pennsylvania.

The Utilities are primarily “wires and pipes” energy delivery businesses that deliver energy in their service areas subject to extensive federal and state regulation. The Utilities’ customers buy this energy from the Utilities, or from other suppliers through the Utilities’ retail access programs. The Utilities purchase substantially all of the energy they sell to customers pursuant to firm contracts or through wholesale energy markets, and recover (generally on a current basis) the cost of the energy sold, pursuant to approved rate plans.

Con Edison anticipates that the Utilities will continue to provide substantially all of its earnings over the next few years. The Utilities’ earnings will depend on various factors including demand for utility service and the Utilities’ ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital. The factors affecting demand for utility service include weather, market prices for energy and economic conditions.

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities’ capital investment plans reflect in great part actual growth in electric peak demand adjusted to summer design weather conditions, as well as forecast growth in peak usage. The Utilities estimate that, under design weather conditions, the 2006 peak electric demand in their respective service areas will be 13,400 MW for Con Edison of New York and 1,570 MW for O&R. The average annual growth rate of the peak electric demand over the next five years at design conditions is estimated to be approximately 1.5 percent for Con Edison of New York and 2.7 percent for O&R. Design conditions do not include the potential impact of those demand reduction programs that are invoked only in specific circumstances. The Companies anticipate an ongoing need for substantial capital investment in order to meet this growth in peak usage with the high level of reliability that they currently provide (see “Liquidity and Capital Resources – Capital Requirements,” below).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2008, September 30, 2007 and September 30, 2006, respectively. The company has filed a request for a new steam rate plan to be effective October 1, 2006. O&R has rate plans for its electric and gas services in New York that extend through October 31, 2006. O&R has filed a request for a new gas rate plan to be effective November 1, 2006. Pursuant to the Utilities’ rate plans, charges to customers may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on equity. Changes in delivery volumes are reflected in operating income (except to the extent that weather-normalization provisions apply to the gas businesses, and subject to provisions in the rate plans for sharing above-target earnings with customers). See “Regulatory Matters,” below.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” pursuant to which the economic effects of rate regulation are reflected in financial statements. See “Application of Critical Accounting Policies,” below.

COMPETITIVE ENERGY BUSINESSES

Con Edison’s competitive energy businesses participate in competitive businesses and are subject to different risks than the Utilities. See “Risk Factors,” below. At March 31, 2006, Con Edison’s investment in its competitive energy businesses was $507 million and their assets amounted to $1.6 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity to delivery customers of the Utilities and other utilities primarily in the Northeast and Mid-Atlantic regions and also offers energy-related services. The company sold approximately 2.5 million megawatt hours of electricity to customers over the three-month period ended March 31, 2006.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and participates in other infrastructure projects. At March 31, 2006, the company owned the equivalent of 1,668 MW of capacity in electric generating facilities of which 203 MW is sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets.

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

The competitive energy businesses intend to focus on increasing their customer base, gross margins and the value of their existing assets.

DISCONTINUED OPERATIONS

In March 2006, Con Edison completed the sale of Con Edison Communications, LLC (Con Edison Communications) to RCN Corporation. See Note M to the First Quarter Financial Statements.

RESULTS OF OPERATIONS - SUMMARY

Con Edison’s earnings per share for the three months ended March 31, 2006 were $0.74 (basic and diluted) compared with $0.75 (basic and diluted) for the 2005 period.

Net income for the three months ended March 31, 2006 and 2005 was as follows:

(Millions of Dollars)	2006	2005
Con Edison of New York	$202	$170
O&R	12	17
Competitive energy businesses (a)	(19)	(1)
Other (b)	(15)	(5)
Total continuing operations	180	181
Discontinued operations (c)	1	—
CON EDISON	$181	$181
(a)	Includes $31 million and $1 million of net mark-to-market losses in 2006 and 2005, respectively.
(b)	Other consists of inter-company and parent company accounting including interest expense on debt and the related income tax expense. See “Results of Operations,” below.
(c)	Represents the discontinued operations of Con Edison Communications. See Note M to the First Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The Companies’ results of operations for the three months ended March 31, 2006, as compared with the 2005 period, reflect growth in weather-adjusted sales, milder winter weather, the Companies’ rate plans (including the electric rate plan that took effect in April 2005) and, for Con Edison, its competitive energy businesses’ mark-to-market losses on derivatives. The following table presents the effect on earnings per share and net income for the 2006 period, as compared with the 2005 period, resulting from these and other major factors:

	Variations
	Earnings per Share	Net Income (Millions of Dollars)
Con Edison of New York
Sales growth (estimated)	$0.03	$7
Impact of weather in 2006 versus 2005 (estimated)	(0.08)	(19)
Electric rate plan (estimated)	0.31	73
Gas rate plan (estimated)	0.03	7
Steam rate plan (estimated)	0.03	8
Higher operations and maintenance expense	(0.04)	(8)
Stock-based compensation expense	(0.02)	(6)
Higher depreciation and property taxes	(0.11)	(27)
Other (includes effect of dilution)	(0.03)	(3)
Total Con Edison of New York	0.12	32
Orange and Rockland Utilities	(0.02)	(5)
Competitive energy businesses
Earnings excluding mark-to-market losses (net)	0.05	12
Mark-to-market losses (net)	(0.12)	(30)
Other (a)	(0.04)	(10)
Discontinued operations	—	1
Total	$(0.01)	$—
(a)	Other consists of inter-company and parent company accounting including interest expense on debt and the related income tax expense.

See “Results of Operations,” below for further discussion and analysis of results of operations.

RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect actual operating results, cash flows and financial condition. The factors include those described under “Risk Factors” in Item 7 of the Form 10-K.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those discussed under “Risk Factors” in Item 7 of the Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2006 and 2005 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2006	2005	Variance	2006	2005	Variance
Operating activities	$582	$386	$196	$454	$342	$112
Investing activities	(320)	(98)	(222)	(339)	(86)	(253)
Financing activities	(166)	163	(329)	(61)	133	(194)
Net change	$96	$451	$(355)	$54	$389	$(335)
Balance at beginning of period	81	26	55	61	10	51
Balance at end of period	$177	$477	$(300)	$115	$399	$(284)

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as weather and economic conditions. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Net cash flows from operating activities for the three months ended March 31, 2006 for Con Edison and Con Edison of New York reflect net income and changes in certain assets and liabilities.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation. For Con Edison of New York, principal non-cash credits include amortizations of certain net regulatory liabilities, including the tax effects, in accordance with its rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Changes in the following assets and liabilities at March 31, 2006, compared with December 31, 2005, have increased cash flows from operations as reported on the Companies’ consolidated statements of cash flows:

(Millions of Dollars)	Con Edison 2006 vs. 2005 Variance	Con Edison of New York 2006 vs. 2005 Variance
Assets
Prepayments	$178	$175
Accounts receivable-net	118	108
Recoverable energy costs	115	101
Gas in storage, at average cost	103	70

Liabilities
Accounts payable	(249)	(252)

The change in prepayments for Con Edison of New York at March 31, 2006 as compared with year-end 2005 reflects primarily the amortization of property tax prepayments.

The variations in accounts receivable net of allowance for uncollectibles and recoverable energy costs at March 31, 2006 as compared with year-end 2005 were due primarily to the collection of higher energy market prices on full-service customers’ bills reflected in the December 31, 2005 balances.

The change in gas in storage for Con Edison and Con Edison of New York at March 31, 2006 as compared with year-end 2005 was due primarily to lower volumes in inventory due to withdrawals during the winter heating season.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Accounts payable decreased at March 31, 2006 as compared with year-end 2005 due primarily to the impact of lower energy market prices.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $222 million and $253 million higher respectively, for the three months ended March 31, 2006 than in the 2005 period. The results for Con Edison of New York reflect primarily lower net sale proceeds received in 2006 of $60 million from the sale of the West 24th Street property compared with $285 million of net sale proceeds received in 2005 for certain of the properties located on First Avenue in Manhattan. For Con Edison, the change was offset in part by $39 million of net proceeds from the completion of the sale of Con Edison Communications in March 2006.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York decreased $329 million and $194 million in the three months ended March 31, 2006 compared with the 2005 period, respectively.

Cash flows from financing activities of the Companies in each of the periods reflect a reduction in commercial paper balances (included on the consolidated balance sheets as “Notes payable”) as compared with the balances at the end of the prior year. At March 31, 2006, Con Edison had $315 million of commercial paper outstanding, of which $179 million was outstanding under Con Edison of New York’s program. The weighted average interest rate for the three-month period was 4.5 percent for Con Edison and Con Edison of New York.

Con Edison’s cash flows from financing activities for the three months ended March 31, 2006 and 2005 reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2006: 456,347 shares for $10 million, 2005: 476,235 shares for $10 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $10 million in 2006 and $10 million in 2005.

Net cash flows from financing activities during the three months ended March 31, 2006 and 2005 also reflect the following Con Edison of New York transactions:

2006

•	Issued $400 million 5.85% 30-year debentures, the proceeds of which were used for general corporate purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

2005

•	Issued $350 million 5.3% 30-year debentures, the proceeds of which were used for general corporate purposes.

Con Edison’s net cash flows from financing activities also include O&R’s financings. In 2005, O&R issued $40 million 5.3% 10-year debentures.

External borrowings are a source of liquidity that could be affected by changes in credit ratings, financial performance and capital markets. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

Other Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at March 31, 2006, compared with December 31, 2005, that have not impacted the Companies’ cash flows.

(Millions of Dollars)	Con Edison 2006 vs. 2005 Variance	Con Edison of New York 2006 vs. 2005 Variance
Assets
Fair value of derivative assets	$(242)	$(166)
Deferred derivative losses	50	45

Liabilities
Deferred derivative gains	(189)	(155)
Fair value of derivative liabilities	65	45

In the context of decreasing energy market prices in the first quarter of 2006, the Companies’ policies for managing their energy purchases resulted in a decrease in the fair value of derivative assets (included in the consolidated balance sheets as a current asset) at March 31, 2006 as compared with year-end 2005. For the Utilities, mark-to-market activity had no effect on net income as the amounts were deferred as regulatory liabilities (deferred derivative gains). In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, net of gains and losses on derivative instruments used to hedge energy purchases. The mark-to-market accounting for Con Edison’s competitive energy businesses’ resulted in a decrease in the fair value of derivative assets and an increase in the fair value of derivative liabilities. The competitive energy businesses record mark-to-market gains and losses on derivative instruments in earnings in the reporting period in which such changes occur for contracts that do not meet the requirements of cash flow hedge accounting or for which such accounting has not been elected.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Capital Resources

At March 31, 2006, there was no material change in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K, other than as described below.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2006, the 12 months ended December 31, 2005 and the three months ended March 31, 2005 was:

	Earnings to Fixed Charges (Times)
	For the Three Months Ended March 31, 2006	For the Twelve Months Ended December 31, 2005	For the Three Months Ended March 31, 2005
Con Edison	3.1	3.1	3.3
Con Edison of New York	4.1	3.7	3.8

For each of the Companies, the common equity ratio at March 31, 2006 and December 31, 2005 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2006	December 31, 2005
Con Edison	48.0	49.0
Con Edison of New York	49.5	50.7

The commercial paper of the Companies is rated P-1, A-1 and F1, respectively, by Moody’s, S&P and Fitch. Con Edison’s unsecured debt is rated A2, A- and A, respectively, by Moody’s, S&P and Fitch. The unsecured debt of the Utilities is rated A1, A and A+, respectively, by Moody’s, S&P and Fitch. In May 2006, Moody’s announced that it is reviewing its ratings of O&R for possible downgrade. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Capital Requirements

At March 31, 2006, there was no material change in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K.

In May 2006, Con Edison of New York called for redemption on June 1, 2006 its $100 million 7 3/4% debentures due 2026.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Contractual Obligations

At March 31, 2006, there were no material changes in the Companies’ material obligations to make payments pursuant to contracts compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K, other than the issuance of long-term debt described above.

ELECTRIC POWER REQUIREMENTS

At March 31, 2006, there was no material change in the Companies’ electric power requirements compared to those discussed under “Electric Power Requirements” in Item 7 of the Form 10-K.

REGULATORY MATTERS

At March 31, 2006, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K, “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and Note B to the First Quarter Financial Statements.

FINANCIAL AND COMMODITY MARKET RISKS

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At March 31, 2006, there were no material changes in the Companies’ financial and commodity market risks compared to those disclosed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described below and in Note K to the First Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures.

Con Edison estimates that, as of March 31, 2006, each 10 percent change in market prices would result in a change in fair value of $142 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $115 million is for Con Edison of New York and $27 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the three months ended March 31, 2006 and 2005, respectively, was as follows:

	2006	2005
	(Millions of Dollars)
95% Confidence Level, One-Day Holding Period
Average for the period	$8	$1
High	17	2
Low	4	1

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the company has a legally enforceable right of setoff.

The Utilities had $131 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at March 31, 2006, of which $82 million was with investment-grade counterparties and $49 million was with the New York Mercantile Exchange.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s competitive energy businesses had $177 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at March 31, 2006, of which $166 million was with investment grade counterparties. The remaining $11 million was with entities which lacked ratings or whose ratings were not investment grade.

MATERIAL CONTINGENCIES

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies – Accounting for Contingencies” and Notes F, G and H to the First Quarter Financial Statements.

RESULTS OF OPERATIONS

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies” in Item 7 of the Form 10-K), rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters” in Item 7 of the Form 10-K) and demand for utility service. Demand for utility service is affected by weather, economic conditions and other factors.

In general, the Utilities recover on a current basis the fuel and purchased power costs they incur in supplying energy to their full-service customers (see “Recoverable Energy Costs” in Note A and “Regulatory Matters” in Note B to the financial statements in Item 8 of the Form 10-K). Accordingly, such costs do not generally affect the Companies’ results of operations. Management uses the term “net revenues” (operating revenues less such costs) to identify changes in operating revenues that may affect the Companies’ results of operations. Management believes that, although “net revenues” may not be a measure determined in accordance with accounting principles generally accepted in the United States of America, the measure facilitates the analysis by management and investors of the Companies’ results of operations.

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three months ended March 31, 2006 and 2005 follows. For additional business segment financial information, see Note J to the First Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2006 compared with 2005 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$517	18.5%	$354	15.5%	$14	6.4%	$149	51.2%
Purchased power	244	26.0	68	9.6	8	13.6	168	96.6
Fuel	64	33.5	59	44.0	—	—	5	8.8
Gas purchased for resale	104	23.0	81	21.4	13	21.3	10	83.3
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	105	8.6	146	13.6	(7)	(7.1)	(34)	(70.8)
Other operations and maintenance	26	6.3	23	6.5	2	4.8	1	5.0
Depreciation and amortization	10	7.1	11	9.0	—	—	(1)	(10.0)
Taxes, other than income taxes	48	17.8	46	18.2	1	8.3	1	20.0
Income taxes	(5)	(4.5)	15	15.3	(5)	(41.7)	(15)	Large
Operating income	26	9.2	51	20.7	(5)	(21.7)	(20)	Large
Other income less deductions and related federal income tax	(11)	Large	(6)	(50.0)	1	Large	(6)	Large
Net interest charges	16	14.5	13	15.3	1	16.7	2	10.5
Income from continuing operations	(1)	(0.6)	32	18.8	(5)	(29.4)	(28)	Large
Discontinued operations	1	Large	N/A	N/A	N/A	N/A	1	Large
Net income	$—	—%	$32	18.8%	$(5)	(29.4)%	$(27)	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2006 compared with the 2005 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2006	March 31, 2005	Variation	Percent Variation	March 31, 2006	March 31, 2005	Variation	Percent Variation
Residential/Religious	2,972	3,081	(109)	(3.5)%	$628	$571	$57	10.0%
Commercial/Industrial	3,442	3,831	(389)	(10.2)	619	594	25	4.2
Retail access customers	4,255	3,769	486	12.9	185	140	45	32.1
NYPA, Municipal Agency and other sales	2,757	2,929	(172)	(5.9)	66	83	(17)	(20.5)
Other operating revenues	—	—	—	—	135	5	130	Large
Total	13,426	13,610	(184)	(1.4)%	$1,633	$1,393	$240	17.2%

Con Edison of New York’s electric operating revenues were $240 million higher in the three months ended March 31, 2006 as compared with the 2005 period, due primarily to increased recoverable purchased power and fuel costs ($126 million), the electric rate plan that took effect in April 2005 ($107 million), recovery of costs relating to the East River Repowering Project ($19 million) and reversal of a portion of the provision for refund to customers of shared earnings above the target level accrued in 2005 ($15 million), offset in part by the impact of the warmer winter weather ($10 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the First Quarter Financial Statements.

Electric sales and delivery volumes in Con Edison of New York’s service area decreased 1.4 percent in the three months ended March 31, 2006 compared with the 2005 period, primarily reflecting warmer weather in the 2006 winter period compared with 2005. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 0.7 percent in the three months ended March 31, 2006 compared with the 2005 period.

Con Edison of New York’s electric purchased power costs increased $52 million in the three months ended March 31, 2006 compared with the 2005 period reflecting an increase in unit costs, partially

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

offset by decreased purchased volumes associated with additional customers obtaining their energy supply through competitive providers. Electric fuel costs increased $74 million, reflecting higher sendout volumes from the company’s generating facilities and an increase in unit costs.

Con Edison of New York’s electric operating income increased $31 million in the three months ended March 31, 2006 compared with the 2005 period. The increase reflects higher net revenues ($114 million) due principally to the electric rate plan, offset in part by higher operations and maintenance costs ($36 million, due primarily to East River Repowering Project costs, $19 million, severe storms in 2006, $10 million, and recognition of expense for stock-based compensation, $7 million), taxes other than income taxes ($40 million, principally property taxes), income taxes ($5 million) and depreciation ($2 million).

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended March 31, 2006 compared with the 2005 period were:

	Thousands of DTHs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2006	March 31, 2005	Variation	Percent Variation	March 31, 2006	March 31, 2005	Variation	Percent Variation
Residential	20,563	24,296	(3,733)	(15.4)%	$375	$347	$28	8.1%
General	13,605	16,006	(2,401)	(15.0)	214	193	21	10.9
Firm transportation	8,931	7,447	1,484	19.9	39	26	13	50.0
Total firm sales and transportation	43,099	47,749	(4,650)	(9.7)	628	566	62	11.0
Interruptible sales	5,098	4,188	910	21.7	70	47	23	48.9
NYPA	8,208	4,226	3,982	94.2	—	—	—	—
Generation plants	7,886	6,101	1,785	29.3	10	8	2	25.0
Other	4,502	5,478	(976)	(17.8)	10	17	(7)	(41.2)
Other operating revenues	—	—	—	—	19	(7)	26	Large
Total	68,793	67,742	1,051	1.6%	$737	$631	$106	16.8%

Con Edison of New York’s gas operating revenues in the three months ended March 31, 2006 increased $106 million compared with the 2005 period, reflecting primarily an increase in recoverable gas costs ($81 million) and the gas rate plan ($12 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s sales and transportation volumes for firm customers decreased 9.7 percent in the three months ended March 31, 2006 compared with the 2005 period reflecting primarily the impact of the warm winter in 2006. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company’s service area increased 0.3 percent in the 2006 period.

Con Edison of New York’s purchased gas cost increased $81 million in the three months ended March 31, 2006 compared with the 2005 period due to higher unit costs offset in part by lower sendout.

Con Edison of New York’s gas operating income increased $6 million in the three months ended March 31, 2006 compared with the 2005 period, reflecting primarily higher net revenues ($25 million), offset by higher operations and maintenance expense ($6 million, partially due to the recognition of expense for stock-based compensation, $2 million), taxes other than income taxes ($5 million, principally property taxes) and income taxes ($6 million).

Steam

Con Edison of New York’s steam sales and deliveries in the three months ended March 31, 2006 compared with the 2005 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2006	March 31, 2005	Variation	Percent Variation	March 31, 2006	March 31, 2005	Variation	Percent Variation
General	321	408	(87)	(21.3)%	$12	$12	$—	—%
Apartment house	2,866	3,311	(445)	(13.4)	85	74	11	14.9
Annual power	5,568	6,746	(1,178)	(17.5)	181	168	13	7.7
Other operating revenues	—	—		—	(3)	13	(16)	Large
Total	8,755	10,465	(1,710)	(16.3)%	$275	$267	$8	3.0%

Con Edison of New York’s steam operating revenues increased $8 million in the three months ended March 31, 2006 compared with the 2005 period, due primarily to the net increase in rates under the steam rate plan ($4 million), recovery from customers of costs associated with the East River Repowering Project ($10 million), and higher purchased power costs ($16 million), offset in part by the warmer winter weather in 2006 ($20 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Steam sales and delivery volumes decreased 16.3 percent in the three months ended March 31, 2006 compared with the 2005 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries decreased 1.7 percent in the 2006 period.

Con Edison of New York’s steam purchased power costs increased $16 million in the three months ended March 31, 2006 compared with the 2005 period due primarily to higher unit costs and increased purchased volumes. Steam fuel costs decreased $15 million due primarily lower sendout volumes, offset in part by higher unit costs.

Steam operating income increased $14 million in the three months ended March 31, 2006 compared with the 2005 period. The increase reflects the recovery of costs related to the East River Repowering Project ($29 million), offset in part by higher income tax ($3 million), depreciation expense ($8 million), taxes other than income taxes ($1 million, principally property taxes) and lower net revenues ($3 million).

Other Income (Deductions)

Other income (deductions) decreased $6 million in the three months ended March 31, 2006 compared with the 2005 period, due primarily to decreased allowance for equity funds used during construction related to the commencement of commercial operation of the East River Repowering Project in April 2005.

Net Interest Charges

Net interest charges increased $13 million in the three months ended March 31, 2006 compared with the 2005 period, due principally to new debt issuances since March 31, 2005 and higher interest rates on variable-rate debt and decreased allowance for borrowed funds used during construction related to the commencement of commercial operation of the East River Repowering Project.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the three months ended March 31, 2006 compared with the 2005 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2006	March 31, 2005	Variation	Percent Variation	March 31, 2006	March 31, 2005	Variation	Percent Variation
Residential/Religious	415	456	(41)	(9.0)%	$54	$52	$2	3.8%
Commercial/Industrial	510	544	(34)	(6.3)	54	49	5	10.2
Retail access customers	406	464	(58)	(12.5)	16	18	(2)	(11.1)
Public authorities	27	27	—	—	3	2	1	50.0%
Other operating revenues	—	—	—	—	(1)	(1)	—	—
Total	1,358	1,491	(133)	(8.9)%	$126	$120	$6	5.0%

O&R’s electric operating revenues increased $6 million in the three months ended March 31, 2006 compared with the 2005 period due primarily to increased recoverable purchased power costs ($8 million), offset in part by adjustments in 2005 to the company’s accrual of unbilled revenues ($2 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K.

Electric sales and delivery volumes in O&R’s service area decreased 8.9 percent in the three months ended March 31, 2006 compared with the 2005 period primarily as a result of the winter weather and the 2005 unbilled revenue adjustment referenced in the preceding paragraph. Absent this adjustment and after adjusting for weather variations in each period, electric delivery volumes in O&R’s service area decreased 1.9 percent in 2006 period.

O&R’s purchased power costs increased $8 million in the three months ended March 31, 2006 compared with the 2005 period due to an increase in the average unit cost resulting from higher commodity prices.

Electric operating income decreased by $3 million in the three months ended March 31, 2006 compared with the 2005 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the three months ended March 31, 2006 compared with the 2005 period were:

	Thousands of DTHs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2006	March 31, 2005	Variation	Percent Variation	March 31, 2006	March 31, 2005	Variation	Percent Variation
Residential	3,744	4,712	(968)	(20.5)%	$68	$60	$8	13.3%
General	907	1,172	(265)	(22.6)	16	15	1	6.7
Firm transportation	4,142	4,818	(676)	(14.0)	13	14	(1)	(7.1)
Total firm sales and transportation	8,793	10,702	(1,909)	(17.8)	97	89	8	10.1
Interruptible sales	1,793	1,753	40	2.3	9	7	2	28.6
Generation plants	62	190	(128)	(67.4)	—	—	—	—
Other	423	536	(113)	(21.1)	—	—	—	—
Other gas revenues	—	—	—	—	—	1	(1)	Large
Total	11,071	13,181	(2,110)	(16.0)%	$106	$97	$9	9.3%

O&R’s gas operating revenues increased $9 million in the three months ended March 31, 2006 compared with the 2005 period. The increase is due primarily to higher costs of gas purchased for resale in 2006.

Sales and transportation volumes for firm customers decreased 17.8 percent in the three months ended March 31, 2006 compared with the 2005 period reflecting the impact of the warmer winter weather. After adjusting for weather variations in each period, total firm sales and transportation volumes were 4.9 percent lower in the three months ended March 31, 2006 compared with the 2005 period partially due to reduced customer usage. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Non-firm transportation of customer-owned gas to electric generating plants decreased substantially in the three months ended March 31, 2006 compared with the 2005 period due to certain facilities not burning gas to generate electricity in the first quarter. The decrease in gas usage had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income decreased by $2 million in the three months ended March 31, 2006 compared with the 2005 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

COMPETITIVE BUSINESSES AND OTHER

Competitive Energy Businesses

The earnings of the competitive energy businesses were $18 million lower in the three months ended March 31, 2006 compared with the 2005 period. Excluding mark-to-market losses on derivatives in both periods, the earnings of the competitive energy businesses were $12 million higher in the three months ended March 31, 2006 compared with the 2005 period, due primarily to higher revenues and improved gross margins.

Operating revenues of the competitive energy businesses were $163 million higher in the three months ended March 31, 2006 compared with the 2005 period, reflecting principally higher wholesale and retail sales and prices of electricity, offset in part by mark-to-market losses on derivatives ($51 million in the 2006 period compared with $1 million in the 2005 period). These losses reflect primarily lower prices on natural gas contracts employed as economic hedges used to support wholesale and retail obligations that did not qualify for cash flow hedge accounting. Previously, mark-to-market gains and losses were reported in other income.

Operating expenses excluding income taxes increased by $199 million, reflecting principally increased purchased power ($183 million), fuel ($5 million) and gas purchased for resale costs ($10 million).

Income taxes decreased $12 million in the three months ended March 31, 2006 as compared with the 2005 period, reflecting primarily lower income.

Operating income for the three months ended March 31, 2006 was $24 million lower than in 2005 period.

Other income (deductions) increased $6 million in the three months ended March 31, 2006 compared with the 2005 period due primarily to the recognition in 2005 of losses previously allocated to the minority interest in the Con Edison subsidiary that owns the Newington generating plant.

Other

Other reflects a $9 million expense recognized in 2006 to effectively reclassify from retained earnings to additional paid-in capital the tax benefits from the exercise of options that had been recognized in income in prior years. Other also includes the activity of the parent company and inter-company eliminations relating to operating revenues and operating expenses.

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

PART II OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

Northeast Utilities Litigation

For information about legal proceedings relating to Con Edison’s October 1999 agreement to acquire Northeast Utilities, see Note G to the financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

Lease In/Lease Out Transactions

For information about Con Edison’s appeal of a proposed disallowance by the Internal Revenue Service of certain tax losses recognized in connection with the company’s lease in/lease out transactions, see Note H to the financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

Generating Assets Sold To Mirant

For information about the legal proceeding relating to the Utilities’ 1999 sale of generating assets (Mirant Corporation, et al. v. Consolidated Edison et al. (In re Mirant Corporation)), pending in the United States Bankruptcy Court for the Northern District of Texas, see “Generating Assets Sold To Mirant” in Note H to the financial statements included in Part 1, Item 1 of this report, which is incorporated herein by reference.

ITEM 6    EXHIBITS

(a) EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2006 and 2005, and the 12-month period ended December 31, 2005.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2006 and 2005, and the 12-month period ended December 31, 2005.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: May 3, 2006	By	/s/ ROBERT N. HOGLUND
Robert N. Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer