Form 10-Q
period 2006-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2006-08-03
CIK 1047862, 23632

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2006

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

As of the close of business on July 31, 2006 Con Edison had outstanding 246,466,627 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Con Edison of New York.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
DEC	New York State Department of Environmental Conservation
ECAR	East Central Area Reliability Council
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.

Other
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006
Fitch	Fitch Ratings
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2005
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
NYAG	New York Attorney General
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
RCN	RCN Corporation
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
VaR	Value-at-Risk
VIE	Variable interest entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2006	December 31, 2005
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$14,088	$13,586
Gas	3,133	3,044
Steam	1,662	1,624
General	1,585	1,541
TOTAL	20,468	19,795
Less: Accumulated depreciation	4,513	4,355
Net	15,955	15,440
Construction work in progress	915	771
NET UTILITY PLANT	16,870	16,211
NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $115 and $102 in 2006 and 2005, respectively	797	810
Non-utility property, less accumulated depreciation of $34 and $31 in 2006 and 2005, respectively	35	38
Non-utility property held for sale	—	52
Construction work in progress	1	1
NET PLANT	17,703	17,112
CURRENT ASSETS
Cash and temporary cash investments	63	81
Restricted cash	18	15
Accounts receivable - customers, less allowance for uncollectible accounts of $40 and $39 in 2006 and 2005, respectively	678	1,025
Accrued unbilled revenue	111	116
Other receivables, less allowance for uncollectible accounts of $5 and $6 in 2006 and 2005, respectively	388	350
Fuel oil, at average cost	60	47
Gas in storage, at average cost	205	248
Materials and supplies, at average cost	138	130
Prepayments	148	434
Fair value of derivative assets	107	331
Recoverable energy costs	200	221
Current assets held for sale	—	8
Deferred derivative losses	77	9
Other current assets	217	147
TOTAL CURRENT ASSETS	2,410	3,162
INVESTMENTS	269	265
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	406	406
Intangible assets, less accumulated amortization of $29 and $24 in 2006 and 2005, respectively	85	90
Prepaid pension costs	1,437	1,474
Regulatory assets	2,066	2,017
Other deferred charges and noncurrent assets	278	324
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,272	4,311
TOTAL ASSETS	$24,654	$24,850

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2006	December 31, 2005
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity (See Statement of Common Shareholders' Equity)	$7,375	$7,310
Preferred stock of subsidiary	213	213
Long-term debt	8,063	7,398
TOTAL CAPITALIZATION	15,651	14,921
MINORITY INTERESTS	42	42
NONCURRENT LIABILITIES
Obligations under capital leases	28	30
Provision for injuries and damages	166	167
Pensions and retiree benefits	284	223
Superfund and other environmental costs	264	238
Asset retirement obligations	97	94
Noncurrent liabilities held for sale	—	9
Other noncurrent liabilities	104	64
TOTAL NONCURRENT LIABILITIES	943	825
CURRENT LIABILITIES
Long-term debt due within one year	44	22
Notes payable	352	755
Accounts payable	963	1,236
Customer deposits	224	229
Accrued taxes	31	94
Accrued interest	125	102
Accrued wages	85	77
Fair value of derivative liabilities	260	133
Deferred derivative gains	14	224
Deferred income taxes - recoverable energy costs	82	90
Current liabilities held for sale	—	12
Other current liabilities	258	349
TOTAL CURRENT LIABILITIES	2,438	3,323
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,726	3,644
Regulatory liabilities	1,831	2,062
Other deferred credits	23	33
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,580	5,739
TOTAL CAPITALIZATION AND LIABILITIES	$24,654	$24,850

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$1,666	$1,640	$3,425	$3,144
Gas	349	354	1,192	1,082
Steam	106	96	381	363
Non-utility	434	305	874	597
TOTAL OPERATING REVENUES	2,555	2,395	5,872	5,186
OPERATING EXPENSES
Purchased power	1,019	958	2,203	1,888
Fuel	145	139	400	331
Gas purchased for resale	189	201	745	653
Other operations and maintenance	437	405	877	819
Depreciation and amortization	153	146	305	287
Taxes, other than income taxes	299	281	617	551
Income taxes	65	39	169	149
TOTAL OPERATING EXPENSES	2,307	2,169	5,316	4,678
OPERATING INCOME	248	226	556	508
OTHER INCOME (DEDUCTIONS)
Investment and other income	8	11	20	17
Allowance for equity funds used during construction	1	—	2	8
Preferred stock dividend requirements of subsidiary	(3)	(3)	(6)	(6)
Other deductions	(4)	(4)	(9)	(10)
Income taxes	6	2	(2)	6
TOTAL OTHER INCOME (DEDUCTIONS)	8	6	5	15
INTEREST EXPENSE
Interest on long-term debt	119	113	232	219
Other interest	12	1	25	10
Allowance for borrowed funds used during construction	(1)	—	(2)	(6)
NET INTEREST EXPENSE	130	114	255	223
INCOME FROM CONTINUING OPERATIONS	126	118	306	300
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)	(2)	(3)	(1)	(3)
NET INCOME	$124	$115	$305	$297
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.51	$0.48	$1.24	$1.23
Discontinued operations	(0.01)	(0.01)	—	(0.01)
Net income	$0.50	$0.47	$1.24	$1.22
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.51	$0.48	$1.24	$1.23
Discontinued operations	(0.01)	(0.01)	—	(0.01)
Net income	$0.50	$0.47	$1.24	$1.22
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.575	$0.570	$1.150	$1.140
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	245.9	243.4	245.7	243.1
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	246.7	244.2	246.7	243.8

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(Millions of Dollars)
NET INCOME	$124	$115	$305	$297
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Supplemental pension plan minimum liability adjustments, net of $0, $0, $(3) and $(2) taxes in 2006 and 2005, respectively	—	—	(4)	(3)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $(8), $(3), $(40) and $18 taxes in 2006 and 2005, respectively	(11)	(3)	(57)	27
Less: Reclassification adjustment for gains/(losses) included in net income, net of $(10), $4, $(28) and $7 taxes in 2006 and 2005, respectively	(14)	6	(40)	11
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	3	(9)	(21)	13
COMPREHENSIVE INCOME	$127	$106	$284	$310

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2004	242,514,183	$26	$2,642	$5,451	23,210,700	$(1,001)	$(55)	$(9)	$7,054

Net income				181					181
Common stock dividends				(138)					(138)
Issuance of common shares - dividend reinvestment and employee stock plans	476,235		20						20
Other comprehensive income								22	22
BALANCE AS OF MARCH 31, 2005	242,990,418	$26	$2,662	$5,494	23,210,700	$(1,001)	$(55)	$13	$7,139
Net income				115					115
Common stock dividends				(139)					(139)
Issuance of common shares - dividend reinvestment and employee stock plans	948,465	1	43	(4)					40
Other comprehensive loss								(9)	(9)
BALANCE AS OF JUNE 30, 2005	243,938,883	$27	$2,705	$5,466	23,210,700	$(1,001)	$(55)	$4	$7,146

BALANCE AS OF DECEMBER 31, 2005	245,286,058	$27	$2,768	$5,605	23,210,700	$(1,001)	$(55)	$(34)	$7,310

Net income				181					181
Common stock dividends				(141)					(141)
Issuance of common shares - dividend reinvestment and employee stock plans	456,347		24						24
Stock options			(23)	35					12
Other comprehensive loss								(24)	(24)
BALANCE AS OF MARCH 31, 2006	245,742,405	$27	$2,769	$5,680	23,210,700	$(1,001)	$(55)	$(58)	$7,362
Net income				124					124
Common stock dividends				(142)					(142)
Issuance of common shares - dividend reinvestment and employee stock plans	491,822		28						28
Other comprehensive income								3	3
BALANCE AS OF JUNE 30, 2006	246,234,227	$27	$2,797	$5,662	23,210,700	$(1,001)	$(55)	$(55)	$7,375

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2006	2005
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$305	$297
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	305	287
Deferred income taxes	11	(85)
Rate case amortization and accruals	(137)	(37)
Common equity component of allowance for funds used during construction	(2)	(8)
Prepaid pension costs (net of capitalized amounts)	15	(21)
Other non-cash items (net)	122	9
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	347	6
Materials and supplies, including fuel oil and gas in storage	22	39
Other receivables and other current assets	(104)	(31)
Prepayments	286	(695)
Recoverable energy costs	89	—
Accounts payable	(273)	31
Pensions and retiree benefits	61	60
Accrued taxes	(63)	153
Accrued interest	23	6
Deferred charges and other regulatory assets	(125)	(127)
Deferred credits and other regulatory liabilities	(9)	(58)
Other assets	8	140
Other liabilities	(78)	72
NET CASH FLOWS FROM OPERATING ACTIVITIES	803	38
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $(22) and $(5) in 2006 and 2005, respectively)	(872)	(715)
Cost of removal less salvage	(83)	(92)
Non-utility construction expenditures	(2)	(9)
Common equity component of allowance for funds used during construction	2	8
Increase in restricted cash	(3)	(126)
Proceeds from sale of properties	60	534
Proceeds from sale of CEC	39	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(859)	(400)
FINANCING ACTIVITIES
Net payments of short-term debt	(403)	20
Increase in other payable	—	734
Retirement of long-term debt	(109)	(11)
Issuance of long-term debt	800	642
Issuance of common stock	20	41
Debt issuance costs	(7)	(15)
Common stock dividends	(263)	(257)
NET CASH FLOWS FROM FINANCING ACTIVITIES	38	1,154
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(18)	792
BALANCE AT BEGINNING OF PERIOD	81	26
BALANCE AT END OF PERIOD	$63	$818
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$212	$208
Income taxes	$171	$60

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2006	December 31, 2005
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$13,215	$12,740
Gas	2,763	2,683
Steam	1,662	1,624
General	1,461	1,418
TOTAL	19,101	18,465
Less: Accumulated depreciation	4,111	3,960
Net	14,990	14,505
Construction work in progress	879	739
NET UTILITY PLANT	15,869	15,244
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $16 and $14 in 2006 and 2005, respectively	16	19
NET PLANT	15,885	15,263
CURRENT ASSETS
Cash and temporary cash investments	39	61
Accounts receivable - customers, less allowance for uncollectible accounts of $35 in 2006 and 2005	572	880
Other receivables, less allowance for uncollectible accounts of $3 and $5 in 2006 and 2005, respectively	232	226
Accounts receivable from affiliated companies	56	34
Fuel oil, at average cost	49	32
Gas in storage, at average cost	155	183
Materials and supplies, at average cost	107	100
Prepayments	67	417
Fair value of derivative assets	—	175
Recoverable energy costs	185	192
Deferred derivative losses	67	9
Other current assets	93	73
TOTAL CURRENT ASSETS	1,622	2,382
INVESTMENTS	3	3
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs	1,437	1,474
Regulatory assets	1,818	1,773
Other deferred charges and noncurrent assets	205	251
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,460	3,498
TOTAL ASSETS	$20,970	$21,146

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2006	December 31, 2005
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$6,522	$6,437
Preferred stock	213	213
Long-term debt	6,752	6,055
TOTAL CAPITALIZATION	13,487	12,705
NONCURRENT LIABILITIES
Obligations under capital leases	28	30
Provision for injuries and damages	161	160
Pensions and retiree benefits	157	122
Superfund and other environmental costs	215	186
Asset retirement obligations	96	93
Other noncurrent liabilities	37	32
TOTAL NONCURRENT LIABILITIES	694	623
CURRENT LIABILITIES
Notes payable	197	520
Accounts payable	715	1,015
Accounts payable to affiliated companies	27	23
Customer deposits	211	215
Accrued taxes	9	103
Accrued interest	110	87
Accrued wages	80	70
Fair value of derivative liabilities	77	9
Deferred derivative gains	—	170
Deferred income taxes - recoverable energy costs	76	78
Other current liabilities	225	323
TOTAL CURRENT LIABILITIES	1,727	2,613
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,334	3,258
Regulatory liabilities	1,709	1,924
Other deferred credits	19	23
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,062	5,205
TOTAL CAPITALIZATION AND LIABILITIES	$20,970	$21,146

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,543	$1,517	$3,176	$2,900
Gas	316	320	1,052	951
Steam	106	96	381	363
TOTAL OPERATING REVENUES	1,965	1,933	4,609	4,214
OPERATING EXPENSES
Purchased power	642	686	1,417	1,383
Fuel	100	92	293	226
Gas purchased for resale	169	177	628	556
Other operations and maintenance	364	342	739	693
Depreciation and amortization	135	127	268	249
Taxes, other than income taxes	282	264	581	517
Income taxes	55	36	168	135
TOTAL OPERATING EXPENSES	1,747	1,724	4,094	3,759
OPERATING INCOME	218	209	515	455
OTHER INCOME (DEDUCTIONS)
Investment and other income	5	9	15	17
Allowance for equity funds used during construction	1	—	2	7
Other deductions	(3)	(3)	(7)	(7)
Income taxes	3	(2)	2	(2)
TOTAL OTHER INCOME (DEDUCTIONS)	6	4	12	15
INTEREST EXPENSE
Interest on long-term debt	96	89	185	172
Other interest	10	—	20	7
Allowance for borrowed funds used during construction	(1)	—	(2)	(6)
NET INTEREST EXPENSE	105	89	203	173
NET INCOME	119	124	324	297
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	6	6
NET INCOME FOR COMMON STOCK	$116	$121	$318	$291

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(Millions of Dollars)		(Millions of Dollars)
NET INCOME	$119	$124	$324	$297
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Supplemental pension plan minimum liability adjustments, net of $0, $0, $(3) and $(2) taxes in 2006 and 2005, respectively	—	—	(4)	(2)
Unrealized losses on derivatives qualified as cash flow hedges, net of $0, $(11), $0 and $(5) taxes in 2006 and 2005, respectively	—	(16)	(1)	(8)
Less: Reclassification adjustment for gains included in net income, net of $1 taxes in 2005	—	—	—	1
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	—	(16)	(5)	(11)
COMPREHENSIVE INCOME	$119	$108	$319	$286

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2004	235,488,094	$589	$1,802	$4,748	$(962)	$(55)	$(6)	$6,116

Net income				173				173
Common stock dividend to parent				(111)				(111)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							5	5
BALANCE AS OF MARCH 31, 2005	235,488,094	$589	$1,802	$4,807	$(962)	$(55)	$(1)	$6,180

Net income				124				124
Common stock dividend to parent				(52)				(52)
Cumulative preferred dividends				(3)				(3)
Other comprehensive loss							(16)	(16)
BALANCE AS OF JUNE 30, 2005	235,488,094	$589	$1,802	$4,876	$(962)	$(55)	$(17)	$6,233

BALANCE AS OF DECEMBER 31, 2005	235,488,094	$589	$1,802	$5,074	$(962)	$(55)	$(11)	$6,437

Net income				205				205
Common stock dividend to parent				(113)				(113)
Cumulative preferred dividends				(3)				(3)
Other comprehensive loss							(5)	(5)
BALANCE AS OF MARCH 31, 2006	235,488,094	$589	$1,802	$5,163	$(962)	$(55)	$(16)	$6,521

Net income				119				119
Common stock dividend to parent				(115)				(115)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2006	235,488,094	$589	$1,802	$5,164	$(962)	$(55)	$(16)	$6,522

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2006	2005
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$324	$297
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	268	249
Deferred income taxes	31	(105)
Rate case amortization and accruals	(137)	(37)
Common equity component of allowance for funds used during construction	(2)	(7)
Prepaid pension costs (net of capitalized amounts)	15	(21)
Other non-cash items (net)	(1)	4
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	308	33
Materials and supplies, including fuel oil and gas in storage	4	31
Other receivables and other current assets	(39)	(72)
Prepayments	350	(694)
Recoverable energy costs	85	5
Accounts payable	(289)	(4)
Pensions and retiree benefits	35	37
Accrued taxes	(94)	203
Accrued interest	23	7
Deferred charges and other regulatory assets	(125)	(122)
Deferred credits and other regulatory liabilities	(4)	(54)
Other assets	—	146
Other liabilities	(67)	71
NET CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	685	(33)
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $(22) and $(5) in 2006 and 2005, respectively)	(823)	(683)
Cost of removal less salvage	(82)	(89)
Common equity component of allowance for funds used during construction	2	7
Increase in restricted cash	—	(126)
Proceeds from sale of properties	60	534
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(843)	(357)
FINANCING ACTIVITIES
Net (payments) proceeds from short-term debt	(323)	22
Increase in other payable	—	734
Retirement of long-term debt	(100)	—
Issuance of long-term debt	800	600
Debt issuance costs	(7)	(15)
Dividend to parent	(228)	(163)
Preferred stock dividends	(6)	(6)
NET CASH FLOWS FROM FINANCING ACTIVITIES	136	1,172
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(22)	782
BALANCE AT BEGINNING OF PERIOD	61	10
BALANCE AT END OF PERIOD	$39	$792
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$161	$159
Income taxes	$183	$112

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General

These combined notes accompany and form an integral part of the separate consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (Con Edison of New York). Con Edison of New York is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the Con Edison of New York consolidated financial statements, are also consolidated, along with those of Con Edison’s other utility subsidiary, Orange and Rockland Utilities, Inc. (O&R), and Con Edison’s competitive energy businesses (discussed below) in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to Con Edison of New York and O&R.

As used in these notes, the term “Companies” refers to Con Edison and Con Edison of New York and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, Con Edison of New York makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2005 (the Form 10-K) and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (the First Quarter Form 10-Q). Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Con Edison has two regulated utility subsidiaries: Con Edison of New York and O&R. Con Edison of New York provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and participates in other infrastructure projects.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note A - Earnings Per Common Share

Reference is made to “Earnings per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and six months ended June 30, 2006 and 2005, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2006	2005	2006	2005
Income from continuing operations	$126	$118	$306	$300
Loss from discontinued operations, net of tax	(2)	(3)	(1)	(3)
Net income	124	115	305	297
Weighted average common shares outstanding - Basic	245.9	243.4	245.7	243.1
Add: Incremental shares attributable to effect of potentially dilutive securities	0.8	0.8	1.0	0.7
Adjusted weighted average common shares outstanding - Diluted	246.7	244.2	246.7	243.8
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.51	$0.48	$1.24	$1.23
Discontinued operations	(0.01)	(0.01)	—	(0.01)
Net income	$0.50	$0.47	$1.24	$1.22
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.51	$0.48	$1.24	$1.23
Discontinued operations	(0.01)	(0.01)	—	(0.01)
Net income	$0.50	$0.47	$1.24	$1.22

The computation of diluted earnings per share excludes 2.1 million and 0.9 million Con Edison common shares for the three months ended June 30, 2006 and 2005, respectively, and 1.7 million and 1.8 million common shares for the six months ended June 30, 2006 and 2005, respectively, because the exercise prices on the options exceeds the average closing market price during these periods.

Note B - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and Note B to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Rate and Restructuring Agreements

Electric

In June 2006, in accordance with Con Edison of New York’s 2005 Electric Rate Agreement, the company settled $141 million of regulatory liabilities against an equal amount of regulatory assets. The regulatory liabilities settled consisted primarily of Adjusted Earnings (as defined in Note B to the financial statements in Item 8 of the Form 10-K) for the rate year ending March 31, 2006 in excess of

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

the specified level, refunds received from the New York Independent System Operator, amounts collected from customers in excess of amounts reflected in rates for property taxes and the costs of moving facilities to avoid interfering with government projects (interference costs). The regulatory assets recovered consisted primarily of deferred pension and other postretirement benefit costs, environmental remediation costs and carrying charges for excess transmission and distribution charges.

In June 2006, Rockland Electric Company filed a request with the New Jersey Board of Public Utilities (NJBPU) for an increase in the rates it charges for electric service, effective April 1, 2007, of $13.2 million (7.5 percent). The filing reflected a return on common equity of 11 percent and a common equity ratio of 49.7 percent of capitalization. The NJBPU is expected to render a decision in March 2007.

Gas

In June 2006, O&R entered into a settlement agreement with the staff of the New York State Public Service Commission (PSC) and other interested parties, which establishes a rate plan that covers the three-year period November 1, 2006 through October 31, 2009. The rate plan, which is subject to PSC approval, provides for rate increases in base rates of $12 million in the first year, $0.7 million in the second year and $1.1 million in the third year. To phase-in the effect of the increase, a regulatory asset will be established for $5.5 million of the first year increase which, together with interest, will be billed to customers in the second and third years. The agreement continues the provisions pursuant to which the company recovers its cost of purchasing gas.

The rate plan provides that if the actual amount of pension or other postretirement benefit costs, environmental remediation costs, property taxes and certain other costs vary from the respective amount for each such cost reflected in gas rates, the company will defer recognition of the variation in income and, as the case may be, establish a regulatory asset or liability for recovery from, or refund to customers, of the variation (86 percent of the variation, in the case of property tax differences due to assessment changes).

The company may earn more in a rate year than the 9.8 percent return on common equity reflected in the rate plan. O&R Adjusted Earnings (as defined below) up to an 11 percent return on common equity (based upon the actual average common equity ratio, subject to a maximum common equity ratio of 50 percent of capitalization) are retained by the company. O&R Adjusted Earnings above an 11 percent return are to be used to offset up to one-half of any regulatory asset resulting from the cost reconciliations for the rate year discussed in the preceding paragraph. The company will retain one-half of any remaining O&R Adjusted Earnings between 11 and 12 percent, with the balance being deferred for the benefit of customers. As to any remaining O&R Adjusted Earnings between a 12 and 14

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

percent return, 65 percent shall be deferred for the benefit of customers and the company can retain the balance. Any remaining O&R Adjusted Earnings above a 14 percent return is to be deferred for the benefit of customers. “O&R Adjusted Earnings” are the total earnings attributable to the gas business for the three rate years covered by the rate plan. The earnings sharing thresholds will be each reduced by 20 basis points if certain objectives relating to its retail choice program are not met.

The settlement agreement also includes up to $1 million of potential penalties in the first year of the agreement, increasing up to $1.2 million in the third year, if the company does not comply with certain requirements regarding safety and customer service.

Steam

In June 2006, Con Edison of New York entered into a settlement agreement with the staff of the PSC and other interested parties, which covers the two-year period October 1, 2006 through September 30, 2008. The agreement, which is subject to PSC approval, provides for no changes in base rates or in the rate provisions pursuant to which the company recovers its fuel and purchased steam costs (the fuel adjustment clause), except for changes in the manner in which certain costs are recovered. Currently, carrying costs (return on investment, depreciation and property and other taxes) for the East River Repowering Project (ERRP), which at June 30, 2006 had a book value, net of accumulated depreciation, of approximately $726 million, are allocated between the company’s electric and steam businesses, and the steam business’ share is recovered under the fuel adjustment clause. Beginning October 2007, the steam business’ share of allowed ERRP carrying charges will be recovered through base rates.

The settlement agreement provides that if the actual amount of pension or other postretirement benefit costs, environmental remediation costs and property taxes or the interference costs is greater than the respective amount for each such cost reflected in steam rates, the company will recognize a regulatory asset for the difference (90 percent of the difference, in the case of property taxes and interference costs) and defer recognition in expense of the difference. If, however, the actual amount of such costs is less than the amount reflected in steam rates, the company will recognize a regulatory liability for the difference and decrease its revenues by the amount of such difference (90 percent of the difference, in the case of property taxes and interference costs).

The company may earn more than the 9.8 percent return on common equity reflected in the settlement agreement. Any “Adjusted Earnings” (as defined below) for a rate year up to 11 percent (10.8 percent, if certain requirements are not met) are retained by the company. Adjusted Earnings between an 11 and 12 percent (or 10.8 and 11.8 percent, if certain requirements are not met) return on common equity (based upon the actual average common equity ratio, subject to a maximum common equity

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

ratio of 50 percent of capitalization) are to be used to offset up to one-half of any regulatory asset resulting from the cost reconciliations (discussed in the preceding paragraph) for the rate year. The company can retain one-half of any remaining such Adjusted Earnings, with the balance being deferred for the benefit of customers. Any Adjusted Earnings in excess of a 12 percent return on common equity (11.8 percent, if certain requirements are not met) are to be used to offset any regulatory asset resulting from the cost reconciliations, with the company retaining one-quarter any remaining Adjusted Earnings and the balance being deferred for the benefit of customers. “Adjusted Earnings” are earnings attributable to the steam business excluding the net revenue effect of steam sales related to colder-than-normal weather and certain other items.

The settlement agreement also includes up to approximately $4 million of potential penalties if the company does not comply with certain requirements regarding steam business development and certain other matters.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at June 30, 2006 and December 31, 2005 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Regulatory assets
Future federal income tax	$1,000	$952	$948	$902
Environmental remediation costs	271	241	212	182
World Trade Center restoration costs	137	127	137	127
Pension and other postretirement benefits deferrals	103	96	47	46
O&R transition bond charges	69	70	—	—
Revenue taxes	51	59	51	59
Unbilled gas revenue	44	44	44	44
Workers’ compensation	43	42	43	42
Recoverable energy costs	42	120	42	120
Net T&D reconciliation	30	38	30	38
Asbestos-related costs	25	25	25	25
Other retirement program costs	22	24	22	24
Electric cost reconciliations	—	(47)	—	(47)
Other	229	226	217	211
Regulatory Assets	2,066	2,017	1,818	1,773
Deferred derivative losses - current	77	9	67	9
Recoverable energy costs - current	200	221	185	192
Total Regulatory Assets	$2,343	$2,247	$2,070	$1,974
Regulatory liabilities
Allowance for cost of removal less salvage	$522	$558	$464	$501
Net electric deferrals	267	288	267	288
Gain on sale of First Avenue properties	254	256	254	256
2004 electric, gas and steam one-time rate plan charges	107	121	107	121
EPA SO2 allowance proceeds - electric and steam	103	76	103	76
Prior year deferred tax amortization	81	81	81	81
Transmission congestion contracts	79	163	79	163
NYS tax law changes	44	51	33	39
Interest on federal income tax refund	41	41	41	41
O&R refundable energy costs	30	40	—	—
Property tax reconciliation	22	31	22	31
Utilities’ hedging unrealized gains	17	75	13	59
DC service incentive	16	17	16	17
Gas interference - cost sharing	8	9	8	9
Gas interruptible sales credits	7	8	7	8
Proceeds from sale of W. 24th St. property	3	—	3	—
NYISO reconciliation	—	20	—	20
Earnings sharing reserve	—	7	—	7
Other	230	220	211	207
Regulatory Liabilities	1,831	2,062	1,709	1,924
Deferred derivative gains - current	14	224	—	170
Total Regulatory Liabilities	$1,845	$2,286	$1,709	$2,094

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

“Net electric deferrals” represents the remaining unamortized balance of certain regulatory assets and liabilities of Con Edison of New York that were combined effective April 1, 2005 and are being amortized to income over the period April 2005 through March 2008, in accordance with Con Edison of New York’s 2005 Electric Rate Agreement.

Note C - Long-Term Debt

Reference is made to Note C to the financial statements in Item 8 of the Form 10-K.

In March 2006, Con Edison of New York issued $400 million of 5.85 percent, 30-year debentures. In June 2006, the company issued $400 million of 6.2 percent, 30-year debentures, and refunded in advance of maturity $100 million of 7.75 percent debentures.

Note D - Short Term Borrowing and Credit Agreements

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K and Note C to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

In June 2006, Con Edison and the Utilities entered into an Amended and Restated Credit Agreement (the Credit Agreement). The Credit Agreement terminated the three-year credit agreement that was to expire in November 2006 and amended and restated the five-year credit agreement to provide loans and letters of credit, on a revolving credit basis, in an aggregate amount of up to $2.25 billion, with a maximum of $1.5 billion available to Con Edison of New York (subject to increase to the full amount if the necessary regulatory approvals are requested and obtained) and a maximum of $1 billion available to Con Edison. The Credit Agreement, which expires in June 2011, supports the Companies’ commercial paper programs.

At June 30, 2006, Con Edison had $352 million of commercial paper outstanding of which $197 million was outstanding under Con Edison of New York’s program. The weighted average interest rate for the six-month period was of 4.65 percent for each of Con Edison and Con Edison of New York. At June 30, 2006, no loans were outstanding under any of the credit agreements and $14.6 million of letters of credit had been issued.

Note E - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and six months ended June 30, 2006 and 2005 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Service cost - including administrative expenses	$33	$28	$31	$27
Interest cost on projected benefit obligation	115	109	108	102
Expected return on plan assets	(155)	(160)	(149)	(154)
Amortization of net actuarial loss	32	23	26	19
Amortization of prior service cost	4	4	3	3
NET PERIODIC BENEFIT COST	$29	$4	$19	$(3)
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$30	$5	$20	$(2)
Cost capitalized	(9)	(1)	(7)	—
Cost deferred	(28)	(18)	(24)	(14)
Cost credited to operating expenses	$(7)	$(14)	$(11)	$(16)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Service cost - including administrative expenses	$67	$59	$62	$54
Interest cost on projected benefit obligation	229	215	215	201
Expected return on plan assets	(310)	(321)	(298)	(309)
Amortization of net actuarial loss	63	40	52	32
Amortization of prior service cost	7	7	6	6
NET PERIODIC BENEFIT COST	$56	$—	$37	$(16)
Amortization of regulatory asset*	2	2	2	2
TOTAL PERIODIC BENEFIT COST	$58	$2	$39	$(14)
Cost capitalized	(17)	1	(13)	4
Cost deferred	(58)	(23)	(51)	(16)
Cost credited to operating expenses	$(17)	$(20)	$(25)	$(26)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2006. The Companies’ policy however is to fund their accounting cost to the extent such funding is tax deductible. Con Edison and Con Edison of New

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

York expect to make discretionary contributions of $98 million and $63 million, respectively, to the pension plan during 2006. The Companies’ 2006 funding level for the non-qualified supplemental pension plans has not been determined.

Note F – Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and six months ended June 30, 2006 and 2005 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Service cost	$5	$4	$4	$3
Interest cost on accumulated other postretirement benefit obligation	22	24	19	21
Expected return on plan assets	(20)	(21)	(18)	(19)
Amortization of net actuarial loss	15	22	12	19
Amortization of prior service cost	(4)	(4)	(4)	(4)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$19	$26	$14	$21
Cost capitalized	(5)	(8)	(4)	(7)
Cost deferred	(9)	(11)	(7)	(9)
Cost charged to operating expenses	$5	$7	$3	$5

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Service cost	$9	$7	$7	$5
Interest cost on accumulated other postretirement benefit obligation	43	42	38	37
Expected return on plan assets	(39)	(40)	(36)	(37)
Amortization of net actuarial loss	29	36	24	31
Amortization of prior service cost	(7)	(7)	(7)	(7)
Amortization of transition obligation	2	2	2	2
NET PERIODIC POSTRETIREMENT BENEFIT COST	$37	$40	$28	$31
Cost capitalized	(11)	(12)	(9)	(10)
Cost deferred	(15)	(11)	(12)	(8)
Cost charged to operating expenses	$11	$17	$7	$13

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note G – Environmental Matters

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

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate of the amount the Utilities will need to pay to discharge their related obligations. For Superfund Sites (including the manufactured gas plant sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate of the company’s share of undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites. Remediation costs are estimated in light of the information available, applicable remediation standards, and experience with similar sites.

The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2006 and December 31, 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Accrued Liabilities
Manufactured gas plant sites	$193	$173	$145	$121
Other Superfund Sites	71	65	70	65
Total	$264	$238	$215	$186
Regulatory Assets	$271	$241	$212	$182

Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. As investigations progress on these and other sites, the Utilities expect that additional liability will

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

be accrued, the amount of which is not presently determinable but may be material. Under their current rate agreements, the Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) certain site investigation and remediation costs.

Environmental remediation payments and insurance recoveries received related to the Superfund sites for the three and six months ended June 30, 2006 and 2005 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Remediation payments	$17	$11	$13	$10
Insurance recoveries received*	3	2	3	2
*	Reduced amount deferred for recovery from customers.

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Remediation payments	$29	$15	$24	$13
Insurance recoveries received*	3	2	3	2
*	Reduced amount deferred for recovery from customers.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2006 and December 31, 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Accrued liability - asbestos suits	$25	$25	$25	$25
Regulatory assets - asbestos suits	$25	$25	$25	$25
Accrued liability - workers’ compensation	$118	$118	$114	$113
Regulatory assets - workers’ compensation	$43	$42	$43	$42

Note H - Other Material Contingencies

Northeast Utilities Litigation

Con Edison and Northeast Utilities are pursuing claims against each other for damages as a result of the alleged breach of their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000. The litigation, entitled Consolidated Edison, Inc. v. Northeast Utilities, was commenced in March 2001 and is pending in the United States District Court for the Southern District of New York. The parties are seeking to recover from each other fees and expenses each incurred in connection with the merger agreement and preparing for the merger. In addition, Con Edison is seeking to recover from Northeast Utilities compensation for synergies that were lost when the merger did not occur, together with the attorney’s fees it has incurred in connection with the litigation.

In May 2004, the District Court determined that Northeast Utilities could not sue Con Edison for the claimed difference between the consideration Con Edison would have paid pursuant to the merger agreement and the unaffected trading price of Northeast Utilities’ common stock prior to the announcement of the merger agreement (the so-called “lost premium”). In October 2005, the United States Court of Appeals for the Second Circuit held that Northeast Utilities’ shareholders could not sue Con Edison for the so-called lost premium.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Con Edison does not expect that the lawsuit will have a material adverse effect on its financial position, results of operations or liquidity.

Lease In/Lease Out Transactions

The Internal Revenue Service (IRS) is reviewing transactions in which a taxpayer leases property and then immediately subleases it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). In 1997 and 1999, Con Edison Development entered into LILO transactions, involving gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At June 30, 2006 and December 31, 2005, the company’s investment in these leveraged leases ($229 million and $225 million, respectively) net of deferred tax liabilities ($198 million and $187 million, respectively), amounted to $31 million and $38 million, respectively. The estimated tax savings from the two LILO transactions through June 30, 2006, in the aggregate, was $145 million. On audit of Con Edison’s tax return for 1997, the IRS disallowed the tax losses in connection with the 1997 LILO transaction.

Con Edison believes that its LILO’s have been correctly reported. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States to obtain a refund of this tax payment and interest. See Note L for a discussion of a new accounting requirement regarding accounting for uncertainty in income taxes.

Timing of Deduction of Construction-Related Costs

In August 2005, the IRS issued Revenue Ruling 2005-53 with respect to when federal income tax deductions can be taken for certain construction-related costs. The Companies’ used the “simplified service cost method” (SSCM) to determine the extent to which these costs could be deducted in 2002, 2003 and 2004, and as a result reduced their current tax expense by $263 million, of which $239 million is attributable to Con Edison of New York. Under Revenue Ruling 2005-53, the Companies may be required to repay, with interest, a portion of their past SSCM tax benefits and to capitalize and

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

depreciate over a period of years costs they previously deducted under SSCM. The interest could range from zero to approximately $55 million. Repayment of the SSCM tax benefits would not otherwise affect the Utilities’ results of operations because deferred taxes have been previously provided for the related temporary differences between the SSCM deductions taken for federal income tax purposes and the corresponding amounts charged to expense for financial reporting purposes. See Note L for a discussion of a new accounting requirement regarding accounting for uncertainty in income taxes.

Lower Manhattan Restoration

Con Edison of New York estimates that its costs for emergency response to the September 11, 2001 attack on the World Trade Center, and for resulting temporary and subsequent permanent restoration of electric, gas and steam transmission and distribution facilities damaged in the attack will total $430 million, net of estimated insurance recoveries. Most of the costs, which are capital in nature, have already been incurred. At June 30, 2006, the company had received reimbursement for $171 million of these costs ($77 million under insurance policies and $94 million from the federal government). The company expects to receive additional funds from insurance policies and federal reimbursement.

At June 30, 2006, the company had incurred capital costs of $209 million and, pursuant to a petition it filed with the PSC in 2001, deferred non-capital costs of $137 million as a regulatory asset (these amounts are net of reimbursements received). Non-capital costs include primarily the costs of moving facilities to avoid interfering with governmental projects (interference costs) and interest on capital and non-capital costs previously deferred. In Con Edison of New York’s current electric and gas rate agreements the company recovers deferred non-capital costs associated with the World Trade Center at a rate of $14.0 million and $3.8 million per year, respectively. The company expects the PSC to permit recovery of all costs from customers, net of any federal reimbursement, insurance payments and tax savings.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

facilities to avoid interfering with these projects. The company’s rate plans include provisions for the recovery of such costs. See Note B to the financial statements in Item 8 of the Form 10-K.

Mirant Litigation

In June 1999, O&R completed the sale of all of its generating assets and Con Edison of New York completed the sale of its two-thirds interest in the Bowline Point generating facility to affiliates (Mirant Affiliates) of Mirant Corporation (Mirant, formerly Southern Energy, Inc.). The total gross proceeds from the sale amounted to $476 million ($343 million attributable to O&R and $133 million attributable to Con Edison of New York). In 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In January 2006, Mirant and most of its subsidiaries, but not the Mirant affiliates emerged from bankruptcy.

In May 2006, Mirant, the Mirant Affiliates and another Mirant subsidiary (the Claimants) commenced a proceeding seeking, among other things, to void the sale of the generating assets and recover the amounts paid by the Mirant Affiliates in connection with the sale (which the Claimants allege exceeded the fair value of the assets), together with interest on such amounts. In addition, the Claimants seek damages, and a declaration that the Utilities defend and indemnify the Mirant Affiliates, in connection with certain environmental, operational and other matters relating to some of the assets, the costs of which could be substantial. The Claimants also object to the allowance of claims totaling approximately $1 million filed by the Utilities in the bankruptcy proceeding.

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

Queens Power Outage

During a July 2006 heat wave, electric service to a number of customers in Con Edison of New York’s Long Island City distribution network in Queens, New York was interrupted. The company is incurring substantial expenses to provide compensation to customers for spoilage of food and other perishables resulting from the outage. The company is also incurring substantial operating and capital costs in connection with the outage. The 2005 Electric Rate Agreement includes provisions for penalties, which could be substantial, relating to service interruptions. The PSC has established a proceeding to comprehensively investigate the outage, including the circumstances surrounding the

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

outage, the company’s response, communication and restoration efforts, the need for changes to the company’s practices and procedures and the costs incurred by the company related to the outage. Other governmental authorities are also reviewing the outage. Lawsuits relating to the outage have been brought against the Companies, including two purported class actions relating to the outage, each of which seeks $1 billion of compensatory and punitive damages for, among other things, negligence, gross negligence, breach of duty to provide electric service and public nuisance. The Companies are unable to predict whether the outage and any related proceedings will have a material adverse effect on their financial position, results of operation or liquidity.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued a guarantee on behalf of an entity in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $1.2 billion and $1.1 billion at June 30, 2006 and December 31, 2005, respectively.

A summary, by type and term, of Con Edison’s total guarantees at June 30, 2006 is as follows:

Guarantee Type	0–3 years	4–10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$818	$13	$258	$1,089
Affordable housing program	—	29	—	29
Intra-company guarantees	35	—	1	36
Other guarantees	32	49	—	81
TOTAL	$885	$91	$259	$1,235

Other guarantees include $47 million of guarantees issued by Con Edison in connection with the sale of Con Edison Communications to RCN Corporation’s (RCN) lease payments for the right to use Con Edison of New York’s conduit system in accordance with a tariff approved by the PSC and rent payment obligations under various lease agreements for office buildings. See Note U to the financial statements in Item 8 of the Form 10-K.

For a description of guarantee types, see Note I to the financial statements in Item 8 of the Form 10-K.

Note I – Stock-Based Compensation

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In January 2006, Con Edison adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective approach. Pursuant to SFAS No. 123(R), the Companies have recognized the cost of stock based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the three and six months ended June 30, 2006:

	For the Three Months Ended June 30, 2006		For the Six Months Ended June 30, 2006
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Stock options	$3	$2	$6	$5
Restricted stock units	1	1	1	1
Performance-based restricted stock	1	1	9	8

If the Companies had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of Financial Accounting Standards Board (FASB) Statement No. 123,” for the purposes of recognizing expense for stock-based compensation arrangements, the following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005:

	For the Three Months Ended June 30, 2005		For the Six Months Ended June 30, 2005
(Millions of Dollars, except per share amounts/Shares in Millions)	Con Edison*	Con Edison of New York	Con Edison*	Con Edison of New York
Net income, as reported	$115	$124	$297	$297
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2	1	3	2
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	3	2	5	4
Pro forma net income	$114	$123	$295	$295
Earnings per common share:
Basic - as reported	$0.47		$1.22
Basic - pro forma	$0.47		$1.21
Diluted - as reported	$0.47		$1.22
Diluted - pro forma	$0.47		$1.21
*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.

Stock Options

For a description of the stock options, and the 1996 Stock Option Plan and the Long Term Incentive Plan (LTIP) under which the stock options have been awarded, reference is made to Note N to the financial statements in Item 8 of the Form 10-K. Pursuant to SFAS No. 123(R), the Companies

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

generally recognize compensation expense (based on the fair value of stock option awards) over the continuous service period in which the options vest. Awards to employees currently eligible for retirement are expensed in the month awarded.

The outstanding options are “equity awards” because shares of Con Edison common stock are delivered upon exercise of the options. As equity awards, the fair value of the options is measured at the grant date. The weighted average fair value of options awarded in 2006 is $3.81. This value was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2006
Risk-free interest rate	4.62%
Expected term	4.6 years
Expected stock volatility	13.41%
Expected dividend yield	5.06%

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

A summary of changes in the status of stock options during the three and six months ended June 30, 2006 is as follows:

	Con Edison		Con Edison of New York
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at 12/31/05	7,867,151	$41.913	6,697,401	$42.000
Granted	804,000	46.880	699,000	46.880
Exercised	(67,500)	37.560	(60,800)	37.404
Forfeited	(20,900)	42.691	(5,000)	44.688
Outstanding at 3/31/06	8,582,751	$42.412	7,330,601	$42.503
Granted	859,900	43.500	711,700	43.500
Exercised	(64,725)	35.935	(55,725)	35.538
Forfeited	(19,000)	44.353	(13,000)	44.765
Outstanding at 6/30/06	9,358,926	$42.553	7,973,576	$42.637

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The weighted average exercise price of options awarded in 2006 was $45.13. The change in the fair value of all outstanding options from their grant dates to June 30, 2006 (aggregate intrinsic value) was $18 million for Con Edison. The aggregate intrinsic value of options exercised in the three months ended June 30, 2006 was $1 million and the cash received by Con Edison for payment of the exercise price was $3 million. The weighted average remaining contractual life of options outstanding is six years as of June 30, 2006.

The following table summarizes stock options outstanding at June 30, 2006 for each plan year for the Companies:

		Con Edison			Con Edison of New York
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2006	10	1,660,400	45.137	—	1,407,200	45.179	—
2005	9	1,277,550	42.733	—	1,030,250	42.717	—
2004	8	1,292,250	43.766	—	1,047,700	43.764	—
2003	7	1,542,175	39.679	1,542,175	1,286,175	39.738	1,286,175
2002	6	1,259,250	42.510	1,259,250	1,084,250	42.510	1,084,250
2001	5	757,850	37.750	757,850	644,350	37.750	644,350
2000	4	234,100	32.500	234,100	185,100	32.500	185,100
1999	3	897,150	47.938	897,150	855,350	47.938	855,350
1998	2	397,800	42.563	397,800	392,800	42.563	392,800
1997	1	40,401	31.500	40,401	40,401	31.500	40,401
Total		9,358,926		5,128,726	7,973,576		4,488,426

The total expense to be recognized in future periods for unvested stock options outstanding as of June 30, 2006 is $7 million for Con Edison, including $5 million for Con Edison of New York.

Restricted Stock Units

For a description of the restricted stock units, reference is made to Note N to the financial statements in Item 8 of the Form 10-K. In certain cases, dividend equivalents are paid on the restricted stock units. In the three months ended June 30, 2006, restricted stock unit awards under the LTIP were made as follows: (i) annual awards to officers under restricted stock unit agreements that provide for adjustment of the number of units (as described in Note N to the financial statements in Item 8 of the Form 10-K, performance-based restricted stock units or PBRS) and (ii) under the directors’ deferred compensation plan. No other awards of restricted stock units were made in 2006.

In accordance with SFAS No. 123(R), for outstanding restricted stock awards other than PBRS or awards under the directors’ deferred compensation plan, the Companies have accrued a liability based on the market value of a common share on the grant date and are recognizing compensation expense

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

over the vesting period. The weighted average vesting period for outstanding awards is two years and is based on the employees’ continuous service to Con Edison; the latest period ends April 2009. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income. For the six-month period ended June 30, 2006, there were 212,500 and 171,700 shares outstanding for Con Edison and Con Edison of New York, respectively. The weighted average fair value as of the grant date of the outstanding shares is $36.59 and $36.31 for Con Edison and Con Edison of New York, respectively. The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of June 30, 2006 is $1 million.

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

2006
Risk-free interest rate	5.14 to 5.38%
Expected term	3 years
Expected volatility	13.56%
Expected quarterly dividends	$0.575 to $0.59

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary of changes in the status of the PBRS’ TSR portion during the three months ended June 30, 2006 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Fair Value*	Units	Weighted Average Fair Value*
Non-vested at 12/31/05	206,275	$31.489	171,950	$31.581
Granted	99,300	43.830	87,400	43.830
Vested and Exercised	(156,450)	46.477	(144,475)	46.455
Forfeited	—	—	—	—
Non-vested at 3/31/06	149,125	$29.252	114,875	$29.530
Granted	—	—	—	—
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 6/30/06	149,125	$31.190	114,875	$44.440
*	Fair value is determined using the Monte Carlo simulation described above.

A summary of changes in the status of the PBRS’ EIP portion during the three months ended June 30, 2006 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Price	Units	Weighted Average Price
Non-vested at 12/31/05	206,275	$43.297	171,950	$43.300
Granted	99,300	46.880	87,400	46.880
Vested and Exercised	(156,450)	46.477	(144,475)	46.455
Forfeited	—	—	—	—
Non-vested at 3/31/06	149,125	$43.500	114,875	$43.500
Granted	—	—	—	—
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 6/30/06	149,125	$44.440	114,875	$44.440

The total expense to be recognized by the Companies in future periods for unvested PBRS outstanding as of June 30, 2006 is $5 million (including $4 million for Con Edison of New York).

For a description of the Non-Officer Director Deferred Compensation plan, reference is made to Note N to the financial statements in Item 8 of the Form 10-K. Restricted stock units issued under the

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

directors’ deferred compensation plan are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the three and six months ended June 30, 2006, approximately 19,650 and 20,650 units were issued, respectively.

Stock Purchase Plan

For a description of the Stock Purchase Plan, reference is made to Note N to the financial statements in Item 8 of the Form 10-K. Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. In the three and six months ended June 30, 2006, 162,533 and 312,117 shares were purchased under the Stock Purchase Plan at a weighted average price of $44.06 and $45.07 per share, respectively.

Note J - Financial Information By Business Segment

Reference is made to Note O to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended June 30,
	Operating Revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2006	2005	2006	2005	2006	2005	2006	2005
Con Edison of New York
Electric	$1,543	$1,517	$2	$2	$103	$97	$180	$180
Gas	316	320	1	1	20	19	30	32
Steam	106	96	19	18	12	11	8	(3)
Consolidation adjustments	—	—	(22)	(21)	—	—	—	—
Total Con Edison of New York	$1,965	$1,933	$—	$—	$135	$127	$218	$209
O&R
Electric	$123	$123	$—	$—	$6	$5	$9	$11
Gas	34	34	—	—	3	3	—	—
Total O&R	$157	$157	$—	$—	$9	$8	$9	$11
Competitive energy businesses	$434	$305	$18	$—	$10	$11	$20	$6
Other*	(1)	—	(18)	—	(1)	—	1	—
Total Con Edison	$2,555	$2,395	$—	$—	$153	$146	$248	$226
*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	For the Six Months Ended June 30,
	Operating Revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2006	2005	2006	2005	2006	2005	2006	2005
Con Edison of New York
Electric	$3,176	$2,900	$5	$5	$204	$196	$317	$286
Gas	1,052	951	1	2	40	38	129	124
Steam	381	363	38	19	24	15	69	45
Consolidation adjustments	—	—	(44)	(26)	—	—	—	—
Total Con Edison of New York	$4,609	$4,214	$—	$—	$268	$249	$515	$455
O&R
Electric	$249	$244	$—	$—	$12	$12	$18	$23
Gas	140	131	—	—	5	5	10	11
Total O&R	$389	$375	$—	$—	$17	$17	$28	$34
Competitive energy businesses	$874	$597	$34	$—	$20	$20	$10	$20
Other*	—	—	(34)	—	—	1	3	(1)
Total Con Edison	$5,872	$5,186	$—	$—	$305	$287	$556	$508
*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note K - Derivative Instruments and Hedging Activities

Reference is made to Note P to the financial statements in Item 8 of the Form 10-K.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at June 30, 2006 and December 31, 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Fair value of net assets/(liabilities)	$(158)	$280	$(60)	$223

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

Con Edison and Con Edison of New York had $372 million and $61 million credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at June 30, 2006,

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

respectively. Of these amounts, $264 million and $3 million was with investment-grade counterparties and $108 million and $58 million was primarily with commodity exchange brokers, respectively.

Cash Flow Hedges

Con Edison’s subsidiaries designate a portion of derivative instruments as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The following table presents selected information related to these cash flow hedges included in accumulated OCI at June 30, 2006:

	Maximum Term		Accumulated Other Comprehensive Income/ (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Term in Months/Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Energy Price Hedges	35	8	$(31)	$-	$(29)	$—

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

The unrealized net gains and losses relating to the hedge ineffectiveness of these cash flow hedges that were recognized in net earnings for the three and six months ended June 30, 2006 and 2005 were immaterial to the results of operations of the Companies for those periods.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison’s competitive energy businesses record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the three and six months ended June 30, 2006, Con Edison recorded in non-utility operating revenues unrealized pre-tax losses of $8 million and $59 million, respectively. These losses reflect primarily lower prices on natural gas contracts employed as economic hedges used to support wholesale and retail obligations that did not qualify for cash flow hedge accounting. For the three and six months ended June 30, 2005, unrealized gains and losses on these contracts were immaterial to the results of operations of Con Edison for those periods.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at June 30, 2006 and December 31, 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Fair value of interest rate swaps	$(19)	$(18)	$(7)	$(3)

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

Note L - New Financial Accounting Standards

Reference is made to Note T to the financial statements in Item 8 of the Form 10-K and Note L to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP requires the expected timing of income tax cash flows generated by Con Edison’s LILO transactions to be reviewed at least annually. If the expected timing of the cash flows is revised, the rate of return and the allocation of income would be recalculated from the inception of the LILO transactions, and the company would be required to recalculate the accounting effect of the LILO transactions, which would result in a charge to earnings that could have a material adverse effect on the company’s results of operations. See Note H.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109 and becomes effective for fiscal

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

years beginning after December 15, 2006. Under the interpretation, an enterprise would not be allowed to recognize, in its financial statements, the benefit of a tax position unless that position is more likely than not be sustained on audit by taxing authorities based solely on the technical merits of the position. The IRS has completed its audits of the Companies’ federal income tax returns through 1997. The Companies’ federal income tax returns for subsequent years, which the IRS is reviewing, reflect certain tax positions with which the IRS does not or may not agree, including tax positions with respect to Con Edison’s leveraged lease transactions and the deduction of certain construction related costs. See Note H. The Companies are unable to predict at this time whether the Interpretation would have a material impact on their financial position, results of operations or liquidity.

In June 2006, the FASB issued Emerging Issues Task Form (EITF) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” This Issue concerns the income statement presentation of any taxes assessed by a governmental authority on a revenue producing transaction between a seller and a buyer and does not require re-evaluation of existing policies. The Task Force concluded that presentation of such taxes, on a gross or net basis, is a matter of accounting policy and should be disclosed. The adoption of EITF No. 06-3 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity. See “Revenues” in Note A to the financial statements in Item 8 of the Form 10-K for description of the Companies’ presentation of its revenues.

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

In March 2006, Con Edison completed the sale of CEC to RCN and received approximately $39 million in cash, subject to certain adjustments. The sale resulted in a loss from discontinued operations of approximately $1 million for the six months ended June 30, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK)

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements (the Second Quarter Financial Statements) included in this report of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (Con Edison of New York). As used in this report, the term the “Companies” refers to Con Edison and Con Edison of New York. Con Edison of New York is a subsidiary of Con Edison and, as such, information in this MD&A about Con Edison of New York applies to Con Edison.

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2005 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part I, Item 2 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q).

Information in the notes to the consolidated financial statements referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below).

Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006				At June 30, 2006
(Millions of Dollars)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
Con Edison of New York	$1,965	77%	$116	94%	$4,609	78%	$318	104%	$20,970	85%
O&R	157	6%	3	2%	389	7%	16	5%	1,511	6%
Total Utilities	2,122	83%	119	96%	4,998	85%	334	109%	22,481	91%
Con Edison Development (a)	200	8%	10	8%	399	7%	(7)	(2)%	1,229	5%
Con Edison Energy (a)	1	—%	(2)	(2)%	21	—%	(3)	(1)%	345	1%
Con Edison Solutions (a)	268	10%	4	4%	522	9%	3	1%	106	1%
Other (b)	(36)	(1)%	(5)	(4)%	(68)	(1)%	(21)	(7)%	493	2%
Total continuing operations	2,555	100%	126	102%	5,872	100%	306	100%	24,654	100%
Discontinued operations (c)	—	—%	(2)	(2)%	—	—%	(1)	—%	—	—%
Total Con Edison	$2,555	100%	$124	100%	$5,872	100%	$305	100%	$24,654	100%
(a)	Net income of the Competitive Energy Businesses for the three months and six months ended June 30, 2006 includes $5 million and $35 million, respectively, of net after-tax mark-to-market losses.
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.
(c)	Represents the discontinued operations of Con Edison Communications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s net income for common stock for the three months ended June 30, 2006 was $124 million or $0.50 a share compared with earnings of $115 million or $0.47 a share for the three months ended June 30, 2005. Net income for common stock for the six months ended June 30, 2006 was $305 million or $1.24 a share compared with earnings of $297 million or $1.22 a share for the six months ended June 30, 2005. See “Results of Operations – Summary,” below.

In July 2006, electric service to customers of Con Edison of New York was interrupted, including customers in Queens, New York. See Note H to the Second Quarter Financial Statements.

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

Con Edison anticipates that the Utilities will continue to provide substantially all of its earnings over the next few years. The Utilities’ earnings will depend on various factors including demand for utility service and the Utilities’ ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital. The factors affecting demand for utility service include weather, market prices for energy and economic conditions. Demand for electric service peaks during the summer air conditioning season. Demand for gas and steam service peaks during the winter heating season.

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

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2008, September 30, 2007 and September 30, 2006, respectively. The company has a pending settlement for a new steam rate plan to be effective October 1, 2006. O&R has rate plans for its electric and gas services in New York that extend through October 31, 2006. O&R has a pending settlement for a new gas rate plan to be effective November 1, 2006. In June 2006, O&R’s New Jersey subsidiary, Rockland Electric Company, filed a request with the New Jersey Board of Public Utilities for new electric rates, to be effective April 1, 2007. Pursuant to the Utilities’ rate plans, charges to customers may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on equity. Changes in delivery volumes are reflected in operating income (except to the extent that weather-normalization provisions apply to the gas businesses, and subject to provisions in the rate plans for sharing above-target earnings with customers). See “Regulatory Matters,” below.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” pursuant to which the economic effects of rate regulation are reflected in financial statements. See “Application of Critical Accounting Policies,” below.

COMPETITIVE ENERGY BUSINESSES

Con Edison’s competitive energy businesses are subject to different risks than the Utilities. See “Risk Factors,” below. At June 30, 2006, Con Edison’s investment in its competitive energy businesses was $520 million and their assets amounted to $1.7 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to some delivery-service customers of the Utilities and other utilities primarily in the Northeast and Mid-Atlantic

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

regions and also offers energy-related services. Con Edison Solutions does not sell electricity to the Utilities. The company sold approximately 5 million megawatt hours of electricity to customers over the six-month period ended June 30, 2006.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and participates in other infrastructure projects. At June 30, 2006, the company owned the equivalent of 1,668 MW of capacity in electric generating facilities of which 203 MW is sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets.

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company also provides energy risk management services to Con Edison Solutions and Con Edison Development and offers these services to others.

The competitive energy businesses intend to focus on increasing their customer base, gross margins and the value of their existing assets.

DISCONTINUED OPERATIONS

In March 2006, Con Edison completed the sale of Con Edison Communications, LLC (Con Edison Communications) to RCN Corporation. See Note M to the Second Quarter Financial Statements.

RESULTS OF OPERATIONS - SUMMARY

Con Edison’s earnings per share (basic and diluted) for the three months ended June 30, 2006 were $0.50 compared with $0.47 for the 2005 period. Con Edison’s earnings per share (basic and diluted) for the six months ended June 30, 2006 were $1.24 compared with $1.22 for the 2005 period.

Net income for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2006	2005	2006	2005
Con Edison of New York	$116	$121	$318	$291
O&R	3	6	16	23
Competitive energy businesses (a)	12	(3)	(7)	(4)
Other (b)	(5)	(6)	(21)	(10)
Total continuing operations	126	118	306	300
Discontinued operations (c)	(2)	(3)	(1)	(3)
CON EDISON	$124	$115	$305	$297
(a)	Includes $5 million, $0, $35 million and $1 million of net after-tax mark-to-market losses in the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, respectively.
(b)	Other consists of inter-company and parent company accounting including interest expense on debt and the related income tax expense. See “Results of Operations,” below.
(c)	Represents the discontinued operations of Con Edison Communications. See Note M to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The Companies’ results of operations for the three and six months ended June 30, 2006, as compared with the 2005 periods, reflect growth in weather-adjusted sales, milder winter and spring weather, the Companies’ rate plans (including the electric rate plan that took effect in April 2005) and, for Con Edison, the results of the competitive energy businesses’ including net mark-to-market losses. The following table presents the effect on earnings per share and net income for the three and six months ended June 30, 2006 as compared with the 2005 periods, resulting from these and other major factors:

	Three Months Variation		Six Months Variation
	Earnings per Share	Net Income (Millions of Dollars)	Earnings per Share	Net Income (Millions of Dollars)
Con Edison of New York
Sales growth (estimated)	$0.03	$7	$0.06	$14
Impact of weather in 2006 versus 2005 (estimated)	(0.04)	(10)	(0.12)	(29)
Electric rate plan (estimated)	0.11	29	0.42	102
Gas rate plan (estimated)	0.02	4	0.05	11
Steam rate plan (estimated)	0.02	4	0.05	13
Higher operations and maintenance expense	(0.05)	(13)	(0.09)	(21)
Stock-based compensation expense	—	(1)	(0.02)	(6)
Higher depreciation and property taxes	(0.06)	(14)	(0.17)	(41)
Higher interest charges	(0.04)	(10)	(0.06)	(15)
Other (includes effect of dilution in earnings per share)	(0.02)	(1)	(0.03)	(1)
Total Con Edison of New York	(0.03)	(5)	0.09	27
Orange and Rockland Utilities	—	(2)	(0.03)	(7)
Competitive energy businesses
Earnings excluding mark-to-market losses (net)	0.08	20	0.13	31
Mark-to-market losses (net)	(0.02)	(5)	(0.14)	(34)
Other (a)	—	—	(0.04)	(11)
Discontinued operations	—	1	0.01	2
Total	$0.03	$9	$0.02	$8
(a)	Other consists of inter-company and parent company accounting including interest expense on debt and the related income tax expense.

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

LIQUIDITY AND CAPITAL RESOURCES

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2006 and 2005 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2006	2005	Variance	2006	2005	Variance
Operating activities	$803	$38	$765	$685	$(33)	$718
Investing activities	(859)	(400)	(459)	(843)	(357)	(486)
Financing activities	38	1,154	(1,116)	136	1,172	(1,036)
Net change	$(18)	$792	$(810)	$(22)	$782	$(804)
Balance at beginning of period	81	26	55	61	10	51
Balance at end of period	$63	$818	$(755)	$39	$792	$(753)

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

Net cash flows from operating activities for the six months ended June 30, 2006 for Con Edison and Con Edison of New York reflect net income and changes in certain assets and liabilities.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation. For Con Edison of New York, principal non-cash credits include amortizations of certain net regulatory liabilities, including the tax effects, in accordance with its rate plans. See Note B to the Second Quarter Financial Statements.

Net cash flows from operating activities for the six months ended June 30, 2006 for Con Edison and Con Edison of New York were $765 million and $718 million higher, respectively, than in the 2005 period. The change reflects primarily the June 30, 2005 prepayment of Con Edison of New York’s New York City property taxes. Con Edison of New York achieved a 1.5 percent reduction in its City property taxes for the fiscal year ending June 30, 2006 by prepaying the taxes on June 30, 2005 instead of paying them in semi-annual installments on their due dates (July 1, 2005 and January 1, 2006).

The increase in net cash flows from operating activities in the 2006 period, as compared to the 2005 period, reflect higher energy prices in the last quarter of 2005 that resulted in higher accounts receivable, net of allowance for uncollectibles, and accounts payable at the beginning of the 2006 period and increased collections of receivables from customers and accounts payable payments in the 2006 period.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $459 million and $486 million higher, respectively, for the six months ended June 30, 2006 than in the 2005 period. The results for Con Edison of New York reflect primarily net sale proceeds received in 2006 of $60 million from the sale of the West 24th Street property compared with $534 million of net sale

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

proceeds received in 2005 for certain properties located on First Avenue in Manhattan. For Con Edison, the change was offset in part by $39 million of net proceeds from the completion of the sale of Con Edison Communications in March 2006.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York decreased $1,116 million and $1,036 million in the six months ended June 30, 2006 compared with the 2005 period, respectively.

Cash flows from financing activities reflect the June 30, 2005 $734 million prepayment of Con Edison of New York’s New York City property taxes which was not completed by the City until July 1, 2005. The City did not complete the transaction until July 1, 2005, therefore the company invested these funds overnight in temporary cash investments. The obligation to fund the overnight investment is shown on the Consolidated Statement of Cash Flows as “increase in other payable.”

Cash flows from financing activities of the Companies in each of the periods also reflect a reduction in commercial paper balances (included on the consolidated balance sheets as “Notes payable”) as compared with the balances at the end of the prior year. At June 30, 2006, Con Edison had $352 million of commercial paper outstanding, of which $197 million was outstanding under Con Edison of New York’s program. The weighted average interest rate for the six-month period was 4.65 percent for Con Edison and Con Edison of New York.

Con Edison’s cash flows from financing activities for the six months ended June 30, 2006 and 2005 reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2006: 948,169 shares for $21 million, 2005: 1,424,700 shares for $41 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $20 million in 2006 and 2005, respectively.

Net cash flows from financing activities during the six months ended June 30, 2006 and 2005 also reflect the following Con Edison of New York transactions:

2006

•	Issued $400 million 5.85% 30-year debentures, the proceeds of which were used for general corporate purposes.
•	Issued $400 million 6.20% 30-year debentures, the proceeds of which were used for general corporate purposes and to redeem in advance of maturity $100 million 7.75% 30-year debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

2005

•	Issued $350 million 5.30% 30-year debentures and $125 million 5.25% 30-year debentures, the proceeds of which were used for general corporate purposes; and
•	Issued a note for $126 million of variable-rate, tax-exempt Facilities Revenue Bonds due 2039, the proceeds of which were classified as restricted cash at June 30, 2005 and used together with other funds to redeem in advance of maturity $128 million 6.10% fixed-rate tax-exempt Facilities Revenue Bonds due 2020.

Con Edison’s net cash flows from financing activities also include O&R’s financings. In 2005, O&R issued $40 million 5.30% 10-year debentures.

External borrowings are a source of liquidity that could be affected by changes in credit ratings, financial performance and capital markets. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

Other Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at June 30, 2006, compared with December 31, 2005, that have not impacted the Companies’ cash flows.

(Millions of Dollars)	Con Edison 2006 vs. 2005 Variance	Con Edison of New York 2006 vs. 2005 Variance
Assets
Fair value of derivative assets	$(224)	$(175)
Deferred derivative losses	68	58

Liabilities
Deferred derivative gains	(210)	(170)
Fair value of derivative liabilities	127	68

In the context of decreasing energy market prices in the second quarter of 2006, the Companies’ policies for managing their energy purchases resulted in a decrease in the fair value of derivative assets (included in the consolidated balance sheets as a current asset) at June 30, 2006 as compared with year-end 2005. For the Utilities, mark-to-market activity had no effect on net income as the amounts were deferred as regulatory liabilities (deferred derivative gains). In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, net of gains and losses on derivative instruments used to hedge energy purchases. The mark-to-market accounting for Con Edison’s competitive energy businesses’ resulted in a net increase in the fair value

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

of derivative liabilities. The competitive energy businesses record mark-to-market gains and losses on derivative instruments in earnings in the reporting period in which such changes occur for contracts that do not meet the requirements of cash flow hedge accounting or for which such accounting has not been elected.

Capital Resources

At June 30 2006, there was no material change in the Companies’ capital resources compared with those disclosed under “Capital Resources” in Item 7 of the Form 10-K, other than as described below.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months ended June 30, 2006, the 12 months ended December 31, 2005 and the six months ended June 30, 2005 was:

	Earnings to Fixed Charges (Times)
	For the Six Months Ended June 30, 2006	For the Twelve Months Ended December 31, 2005	For the Six Months Ended June 30, 2005
Con Edison	2.7	3.1	2.8
Con Edison of New York	3.3	3.7	3.3

For each of the Companies, the common equity ratio at June 30, 2006 and December 31, 2005 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2006	December 31, 2005
Con Edison	47.1	49.0
Con Edison of New York	48.4	50.7

The commercial paper of the Companies is rated P-1, A-2 and F1, respectively, by Moody’s, S&P and Fitch. Con Edison’s unsecured debt is rated A2, A- and A, respectively, by Moody’s, S&P and Fitch. The unsecured debt of the Utilities is rated A1, A and A+, respectively, by Moody’s, S&P and Fitch. In May 2006, Moody’s announced that it is reviewing its ratings of O&R for possible downgrade. In June 2006, S&P revised its outlook on the Companies to negative from stable. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Capital Requirements

At June 30, 2006, there was no material change in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter 10-Q.

Contractual Obligations

At June 30, 2006, there were no material changes in the Companies’ aggregate obligations to make payments pursuant to contracts compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K, other than the issuance of long-term debt described above.

ELECTRIC POWER REQUIREMENTS

At June 30, 2006, there was no material change in the Companies’ electric power requirements compared to those discussed under “Electric Power Requirements” in Item 7 of the Form 10-K.

REGULATORY MATTERS

At June 30, 2006, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K, “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and Note B to the financial statements included in Part 1, Item 1 of the First Quarter Form 10-Q other than as described in Notes B and H to the Second Quarter Financial Statements and in the following paragraph.

In connection with the proposed steam settlement agreement, which resulted in no changes to Con Edison of New York’s base rates (except in the manner in which certain costs are recovered), the company agreed to reduce its rate increase request, among other reasons, to eliminate an equity return on a portion of the company’s prepaid pension costs. The company agreed to the reduction only for the proposed steam settlement agreement. If the company agreed to a similar proposal for its electric and gas businesses, annual revenues would be reduced by approximately $50 million and $10 million, respectively.

FINANCIAL AND COMMODITY MARKET RISKS

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At June 30, 2006, there were no material changes in the Companies’ financial and commodity market risks compared to those disclosed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q, other than as described below and in Note K to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed rate-debt with varying maturities and through opportunistic refinancing of debt. The Companies estimate that each 10 percent variation in interest rates applicable to Con Edison’s and Con Edison of New York’s variable rate debt and commercial paper would result in a change in annual interest expense of $6 million and $5 million, respectively.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Hedging” in Note K to the Second Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures.

Con Edison estimates that, as of June 30, 2006, each 10 percent change in market prices would result in a change in fair value of $166 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $142 million is for Con Edison of New York and $24 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the three months ended June 30, 2006 and 2005, respectively, was as follows:

	2006	2005
	(Millions of Dollars)
95% Confidence Level, One-Day Holding Period
Average for the period	$3	$1
High	4	2
Low	2	1

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s or broker’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements. The Companies measure credit risk exposure as the fair value of outstanding energy commodity and derivative transactions plus amounts on deposit with commodity exchange brokers and amounts owed from counterparties for settled transactions. Credit risk exposure is reduced by collateral held by the Companies and where the company has a legally enforceable right of setoff by amounts due to counterparties for settled transactions and the fair value of liabilities for outstanding transactions.

The Utilities had $109 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at June 30, 2006, of which $42 million was with investment-grade counterparties and $67 million was with New York Mercantile Exchange brokers.

Con Edison’s competitive energy businesses had $263 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at June 30, 2006, of which $222 million was with investment grade counterparties and $31 million was with a commodity exchange broker and an independent system operator. The remaining $10 million was with entities which lacked ratings or whose ratings were not investment grade.

MATERIAL CONTINGENCIES

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies – Accounting for Contingencies” and Notes G and H to the Second Quarter Financial Statements.

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

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2006 and 2005 follows. All inter-segment transactions have been eliminated. For additional business segment financial information, see Note J to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2006 compared with 2005 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$160	6.7%	$32	1.7%	$—	—%	$128	42.0%
Purchased power	61	6.4	(44)	(6.4)	1	1.7	104	48.8
Fuel	6	4.3	8	8.7	—	—	(2)	(4.3)
Gas purchased for resale	(12)	(6.0)	(8)	(4.5)	(2)	(9.5)	(2)	(66.7)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	105	9.6	76	7.8	1	1.3	28	66.7
Other operations and maintenance	32	7.9	22	6.4	3	7.0	7	35.0
Depreciation and amortization	7	4.8	8	6.3	1	12.5	(2)	(18.2)
Taxes, other than income taxes	18	6.4	18	6.8	1	9.1	(1)	(16.7)
Income taxes	26	66.7	19	52.8	(2)	(50.0)	9	Large
Operating income	22	9.7	9	4.3	(2)	(18.2)	15	Large
Other income less deductions and related federal income tax	2	33.3	2	50.0	—	—	—	—
Net interest charges	16	14.0	16	18.0	1	20.0	(1)	(5.0)
Income from continuing operations	8	6.8	(5)	(4.0)	(3)	(50.0)	16	Large
Discontinued operations	1	33.3	N/A	N/A	N/A	N/A	1	33.3
Net income	$9	7.8%	$(5)	(4.0)%	$(3)	(50.0)%	$17	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the three months ended June 30, 2006 compared with the 2005 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2006	June 30, 2005	Variation	Percent Variation	June 30, 2006	June 30, 2005	Variation	Percent Variation
Residential/Religious	2,622	2,820	(198)	(7.0)%	$527	$568	$(41)	(7.2)%
Commercial/Industrial	3,117	3,522	(405)	(11.5)	529	610	(81)	(13.3)
Retail access customers	4,318	3,758	560	14.9	240	197	43	21.8
NYPA, Municipal Agency and other sales	2,562	2,578	(16)	(0.6)	73	77	(4)	(5.2)
Other operating revenues	—	—	—	—	174	65	109	Large
Total	12,619	12,678	(59)	(0.5)%	$1,543	$1,517	$26	1.7%

Con Edison of New York’s electric operating revenues were $26 million higher in the three months ended June 30, 2006 as compared with the 2005 period, due primarily to increased recoverable fuel costs ($13 million), the electric rate plan ($46 million), sales growth ($9 million) and a provision in 2005 to refund to customers deferred taxes associated with the sale of the First Avenue Properties ($23 million), offset in part by a decrease in purchased power ($48 million) and the impact of the milder spring weather ($12 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Second Quarter Financial Statements.

Electric sales and delivery volumes in Con Edison of New York’s service area decreased 0.5 percent in the three months ended June 30, 2006 compared with the 2005 period, primarily reflecting milder spring weather in the 2006 period compared with 2005. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 2.0 percent in the three months ended June 30, 2006 compared with the 2005 period.

Con Edison of New York’s electric purchased power costs decreased $48 million in the three months ended June 30, 2006 compared with the 2005 period reflecting a decrease in purchased volumes associated with additional customers obtaining their energy supply through competitive providers. Electric fuel costs increased $13 million, reflecting higher sendout volumes from the company’s generating facilities and an increase in unit costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric operating income was comparable for the three months ended June 30, 2006 and the 2005 period. Higher net revenues ($61 million) due principally to the electric rate plan were offset by higher operations and maintenance costs ($19 million, due primarily to higher expenses relating to uncollectible customer accounts ($6 million) and increased transmission expenses ($7 million)), taxes other than income taxes ($12 million, principally property taxes), income taxes ($24 million, reflecting primarily lower taxes in 2005 associated with the sale of the First Avenue Properties) and depreciation ($6 million). The increased property taxes and depreciation reflect large continuing investments in energy delivery infrastructure.

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended June 30, 2006 compared with the 2005 period were:

	Thousands of DTHs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2006	June 30, 2005	Variation	Percent Variation	June 30, 2006	June 30, 2005	Variation	Percent Variation
Residential	7,451	9,148	(1,697)	(18.6)%	$151	$156	$(5)	(3.2)%
General	6,309	7,693	(1,384)	(18.0)	96	97	(1)	(1.0)
Firm transportation	4,632	3,964	668	16.9	21	14	7	50.0
Total firm sales and transportation	18,392	20,805	(2,413)	(11.6)	268	267	1	0.4
Interruptible sales	2,691	3,208	(517)	(16.1)	27	30	(3)	(10.0)
NYPA	9,879	5,866	4,013	68.4	1	1	—	—
Generation plants	15,519	14,632	887	6.1	12	11	1	9.1
Other	5,307	4,781	526	11.0	5	5	—	—
Other operating revenues	—	—	—	—	3	6	(3)	(50.0)
Total	51,788	49,292	2,496	5.1%	$316	$320	$(4)	(1.3)%

Con Edison of New York’s gas operating revenues in the three months ended June 30, 2006 decreased $4 million compared with the 2005 period, reflecting primarily a decrease in recoverable gas costs ($9 million) offset in part by the gas rate plan ($5 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Con Edison of New York’s sales and transportation volumes for firm customers decreased 11.6 percent in the three months ended June 30, 2006 compared with the 2005 period reflecting primarily the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

impact of lower customer usage and the milder spring weather in 2006. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company’s service area decreased 2.2 percent in the 2006 period.

Con Edison of New York’s purchased gas cost decreased $8 million in the three months ended June 30, 2006 compared with the 2005 period due to lower sendout partially offset by higher unit costs.

Con Edison of New York’s gas operating income decreased $2 million in the three months ended June 30, 2006 compared with the 2005 period, reflecting primarily higher net revenues ($4 million), offset by higher operations and maintenance expense ($3 million) and taxes other than income taxes ($3 million, principally property taxes).

Steam

Con Edison of New York’s steam sales and deliveries in the three months ended June 30, 2006 compared with the 2005 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2006	June 30, 2005	Variation	Percent Variation	June 30, 2006	June 30, 2005	Variation	Percent Variation
General	64	78	(14)	(17.9)%	$3	$3	$—	—%
Apartment house	1,225	1,388	(163)	(11.7)	29	27	2	7.4
Annual power	2,841	3,051	(210)	(6.9)	66	61	5	8.2
Other operating revenues	—	—	—	—	8	5	3	60.0
Total	4,130	4,517	(387)	(8.6)%	$106	$96	$10	10.4%

Con Edison of New York’s steam operating revenues increased $10 million in the three months ended June 30, 2006 compared with the 2005 period, due primarily to the net increase in rates under the steam rate plan ($7 million), a 2005 provision for a refund to customers ($5 million), offset in part by the milder spring weather in 2006 ($3 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Steam sales and delivery volumes decreased 8.6 percent in the three months ended June 30, 2006 compared with the 2005 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries increased 0.3 percent in the 2006 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s steam purchased power costs increased $4 million in the three months ended June 30, 2006 compared with the 2005 period due primarily to higher unit costs and increased purchased volumes. Steam fuel costs decreased $5 million due primarily to lower sendout volumes.

Steam operating income increased $11 million in the three months ended June 30, 2006 compared with the 2005 period reflecting primarily higher net revenues ($11 million), the recovery of costs related to the East River Repowering Project ($4 million), offset in part by higher depreciation expense ($1 million) and taxes other than income taxes ($3 million, principally property taxes).

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the three months ended June 30, 2006 compared with the 2005 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2006	June 30, 2005	Variation	Percent Variation	June 30, 2006	June 30, 2005	Variation	Percent Variation
Residential/Religious	402	413	(11)	(2.7)%	$50	$50	$—	—%
Commercial/Industrial	528	547	(19)	(3.5)	53	52	1	1.9
Retail access customers	424	452	(28)	(6.2)	18	20	(2)	(10.0)
Public authorities	27	25	2	8.0	3	3	—	—
Other operating revenues	—	—	—	—	(1)	(2)	1	50.0%
Total	1,381	1,437	(56)	(3.9)%	$123	$123	$—	—%

O&R’s electric operating revenues were the same in the three months ended June 30, 2006 and June 30, 2005. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K.

Electric sales and delivery volumes in O&R’s service area decreased 3.9 percent in the three months ended June 30, 2006 compared with the 2005 period primarily as a result of the milder spring weather in 2006. After adjusting for weather variations in each period, electric delivery volumes in O&R’s service area decreased 0.5 percent in the 2006 period.

O&R’s purchased power costs increased $1 million in the three months ended June 30, 2006 compared with the 2005 period due to an increase in average unit costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Electric operating income decreased by $2 million in the three months ended June 30, 2006 compared with the 2005 period.

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the three months ended June 30, 2006 compared with the 2005 period were:

	Thousands of DTHs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2006	June 30, 2005	Variation	Percent Variation	June 30, 2006	June 30, 2005	Variation	Percent Variation
Residential	1,066	1,266	(200)	(15.8)%	$16	$18	$(2)	(11.1)%
General	275	292	(17)	(5.8)	4	4	—	—
Firm transportation	1,354	1,085	269	24.8	5	4	1	25.0
Total firm sales and transportation	2,695	2,643	52	2.0	25	26	(1)	(3.9)
Interruptible sales	1,384	1,666	(282)	(16.9)	7	6	1	16.7
Generation plants	891	508	383	75.4	—	—	—	—
Other	137	155	(18)	(11.6)	—	—	—	—
Other gas revenues	—	—	—	—	2	2	—	—
Total	5,107	4,972	135	2.7%	$34	$34	$—	—%

O&R’s gas operating revenues were the same in the three months ended June 30, 2006 and June 30, 2005.

Sales and transportation volumes for firm customers increased 2.0 percent in the three months ended June 30, 2006 compared with the 2005 period. After adjusting for weather and other variations in each period, total firm sales and transportation volumes were 5.9 percent lower in the three months ended June 30, 2006 compared with the 2005 period reflecting reduced customer usage. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Non-firm transportation of customer-owned gas to electric generating plants increased substantially in the three months ended June 30, 2006 compared with the 2005 period because certain facilities resumed burning gas to generate electricity. The increase in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income was unchanged in the three months ended June 30, 2006 compared with the 2005 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

COMPETITIVE ENERGY BUSINESSES

The earnings of the competitive energy businesses were $15 million higher in the three months ended June 30, 2006 compared with the 2005 period. Excluding net mark-to-market losses on derivatives in both periods, the earnings of the competitive energy businesses were $20 million higher in the three months ended June 30, 2006 compared with the 2005 period, due primarily to higher revenues and improved gross margins, as more retail customers chose fixed price instead of variable price supply agreements.

Operating revenues of the competitive energy businesses were $146 million higher in the three months ended June 30, 2006 compared with the 2005 period, primarily due to higher electric wholesale revenues of $108 million, of which $100 million was due to higher sales volume and $8 million was due to an increase in unit prices and increased electric retail revenues of $56 million, of which $45 million was due to an increase in unit prices and $11 million was due to higher sales volume, offset in part by net mark-to-market losses and decreases in other revenues.

Operating expenses excluding income taxes increased by $122 million, reflecting principally increased purchased power ($120 million) and other operations and maintenance costs ($7 million), offset in part by lower fuel ($3 million) and gas purchased for resale costs ($2 million).

Income taxes increased $9 million in the three months ended June 30, 2006 as compared with the 2005 period, reflecting primarily higher income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2006 compared with 2005 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$686	13.2%	$395	9.4%	$14	3.7%	$277	46.4%
Purchased power	315	16.7	34	2.5	9	7.6	272	70.3
Fuel	69	20.8	67	29.6	—	—	2	1.9
Gas purchased for resale	92	14.1	72	12.9	11	13.4	9	60.0
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	210	9.1	222	10.8	(6)	(3.4)	(6)	(6.7)
Other operations and maintenance	58	7.1	46	6.6	5	5.9	7	17.1
Depreciation and amortization	18	6.3	19	7.6	—	—	(1)	(4.8)
Taxes, other than income taxes	66	12.0	64	12.4	1	4.3	1	9.1
Income taxes	20	13.4	33	24.4	(6)	(37.5)	(7)	Large
Operating income	48	9.4	60	13.2	(6)	(17.6)	(6)	(31.6)
Other income less deductions and related federal income tax	(10)	(66.7)	(3)	(20.0)	1	Large	(8)	Large
Net interest charges	32	14.3	30	17.3	2	18.2	—	—
Income from continuing operations	6	2.0	27	9.3	(7)	(30.4)	(14)	(100.0)
Discontinued operations	2	66.7	N/A	N/A	N/A	N/A	2	66.7
Net income	$8	2.7%	$27	9.3%	$(7)	(30.4)%	$(12)	(94.1)%
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2006 compared with the 2005 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended		Variation	Percent Variation	Six Months Ended		Variation	Percent Variation
Description	June 30, 2006	June 30, 2005			June 30, 2006	June 30, 2005
Residential/Religious	5,594	5,900	(306)	(5.2)%	$1,155	$1,140	$15	1.3%
Commercial/Industrial	6,559	7,353	(794)	(10.8)	1,148	1,203	(55)	(4.6)
Retail access customers	8,573	7,527	1,046	13.9	425	338	87	25.7
NYPA, Municipal Agency and other sales	5,319	5,508	(189)	(3.4)	141	149	(8)	(5.4)
Other operating revenues	—	—	—	—	307	70	237	Large
Total	26,045	26,288	(243)	(0.9)%	$3,176	$2,900	$276	9.5%

Con Edison of New York’s electric operating revenues were $276 million higher in the six months ended June 30, 2006 as compared with the 2005 period, due primarily to increased recoverable fuel and purchased power costs ($101 million), sales growth ($17 million), the electric rate plan that took effect in April 2005 ($135 million), recovery of costs relating to the East River Repowering Project ($19 million), a reversal of a portion of the provision for refund to customers of shared earnings above the target level accrued in 2005 ($17 million) and a 2005 provision for refund to customers of deferred taxes associated with the sale of the First Avenue Properties ($23 million), offset in part by the impact of the milder weather ($22 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Second Quarter Financial Statements.

Electric sales and delivery volumes in Con Edison of New York’s service area decreased 0.9 percent in the six months ended June 30, 2006 compared with the 2005 period, primarily reflecting milder weather in the 2006 period compared with 2005. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 1.3 percent in the six months ended June 30, 2006 compared with the 2005 period.

Con Edison of New York’s electric fuel costs increased $87 million, reflecting higher sendout volumes from the company’s generating facilities and an increase in unit costs. Electric purchased power costs increased $14 million in the six months ended June 30, 2006 compared with the 2005 period reflecting

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

an increase in unit costs, partially offset by decreased purchased volumes associated with additional customers obtaining their energy supply through competitive providers.

Con Edison of New York’s electric operating income increased $31 million in the six months ended June 30, 2006 compared with the 2005 period. The increase reflects higher net revenues ($175 million) due principally to the electric rate plan, offset in part by higher operations and maintenance costs ($55 million, due primarily to East River Repowering Project costs ($19 million), higher expenses relating to uncollectible customer accounts ($8 million), increased transmission expenses ($7 million), severe storms in 2006 ($10 million), and recognition of expense for stock-based compensation ($7 million)), taxes other than income taxes ($52 million, principally property taxes), income taxes ($29 million) and depreciation ($8 million).

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the six months ended June 30, 2006 compared with the 2005 period were:

	Thousands of DTHs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2006	June 30, 2005	Variation	Percent Variation	June 30, 2006	June 30, 2005	Variation	Percent Variation
Residential	28,014	33,444	(5,430)	(16.2)%	$526	$503	$23	4.6%
General	19,914	23,699	(3,785)	(16.0)	310	290	20	6.9
Firm transportation	13,563	11,411	2,152	18.9	60	40	20	50.0
Total firm sales and transportation	61,491	68,554	(7,063)	(10.3)	896	833	63	7.6
Interruptible sales	7,789	7,396	393	5.3	97	77	20	26.0
NYPA	18,087	10,092	7,995	79.2	1	1	—	—
Generation plants	23,405	20,733	2,672	12.9	22	19	3	15.8
Other	9,809	10,259	(450)	(4.4)	15	11	4	3.6
Other operating revenues	—	—	—	—	21	10	11	Large
Total	120,581	117,034	3,547	3.0%	$1,052	$951	$101	10.6%

Con Edison of New York’s gas operating revenues in the six months ended June 30, 2006 increased $101 million compared with the 2005 period, reflecting primarily an increase in recoverable gas costs ($72 million), sales growth and higher non-firm revenues ($7 million) and the gas rate plan ($16 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s sales and transportation volumes for firm customers decreased 10.3 percent in the six months ended June 30, 2006 compared with the 2005 period reflecting primarily the impact of the milder weather in 2006. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company’s service area decreased 0.4 percent in the 2006 period.

Con Edison of New York’s purchased gas cost increased $72 million in the six months ended June 30, 2006 compared with the 2005 period due to higher unit costs offset in part by lower sendout.

Con Edison of New York’s gas operating income increased $5 million in the six months ended June 30, 2006 compared with the 2005 period, reflecting primarily higher net revenues ($29 million), offset by higher operations and maintenance expense ($9 million), taxes other than income taxes ($8 million, principally property taxes), depreciation ($2 million) and income taxes ($5 million).

Steam

Con Edison of New York’s steam sales and deliveries in the six months ended June 30, 2006 compared with the 2005 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2006	June 30, 2005	Variation	Percent Variation	June 30, 2006	June 30, 2005	Variation	Percent Variation
General	385	486	(101)	(20.8)%	$15	$15	$—	—%
Apartment house	4,092	4,699	(607)	(12.9)	114	102	12	11.8
Annual power	8,409	9,797	(1,388)	(14.2)	247	228	19	8.3
Other operating revenues	—	—		—	5	18	(13)	(72.2)
Total	12,886	14,982	(2,096)	(14.0)%	$381	$363	$18	5.0%

Con Edison of New York’s steam operating revenues increased $18 million in the six months ended June 30, 2006 compared with the 2005 period, due primarily to the net increase in rates under the steam rate plan ($21 million), higher purchased power costs ($20 million), offset in part by the milder weather in 2006 ($23 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Steam sales and delivery volumes decreased 14.0 percent in the six months ended June 30, 2006 compared with the 2005 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries decreased 1.0 percent in the 2006 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s steam purchased power costs increased $20 million in the six months ended June 30, 2006 compared with the 2005 period due primarily to higher unit costs and increased purchased volumes. Steam fuel costs decreased $20 million due primarily to lower sendout volumes, offset in part by higher unit costs.

Steam operating income increased $24 million in the six months ended June 30, 2006 compared with the 2005 period reflecting higher net revenues ($4 million), recovery of costs related to the East River Repowering Project ($33 million), offset in part by higher depreciation expense ($8 million) and taxes other than income taxes ($4 million, principally property taxes).

Other Income (Deductions)

Other income (deductions) decreased $3 million in the six months ended June 30, 2006 compared with the 2005 period, due primarily to decreased allowance for equity funds used during construction related to the commencement of commercial operation of the East River Repowering Project in April 2005.

Net Interest Charges

Net interest charges increased $30 million in the six months ended June 30, 2006 compared with the 2005 period, due principally to new debt issuances since June 30, 2005 and higher interest rates on variable-rate debt and decreased allowance for borrowed funds used during construction related to the commencement of commercial operation of the East River Repowering Project.

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the six months ended June 30, 2006 compared with the 2005 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2006	June 30, 2005	Variation	Percent Variation	June 30, 2006	June 30, 2005	Variation	Percent Variation
Residential/Religious	817	869	(52)	(6.0)%	$104	$101	$3	3.0%
Commercial/Industrial	1,038	1,091	(53)	(4.9)	107	101	6	5.9
Retail access customers	830	916	(86)	(9.4)	34	38	(4)	(10.5)
Public authorities	54	52	2	3.8	6	5	1	20.0
Other operating revenues	—	—	—	—	(2)	(1)	(1)	Large
Total	2,739	2,928	(189)	(6.5)%	$249	$244	$5	2.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R’s electric operating revenues increased $5 million in the six months ended June 30, 2006 compared with the 2005 period due primarily to increased recoverable purchased power costs ($9 million), offset in part by milder weather in 2006 ($3 million) and adjustments in 2005 to the company’s accrual of unbilled revenues ($2 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K.

Electric sales and delivery volumes in O&R’s service area decreased 6.5 percent in the six months ended June 30, 2006 compared with the 2005 period primarily as a result of the milder weather in 2006. Absent this adjustment and after adjusting for weather variations in each period, electric delivery volumes in O&R’s service area decreased 1.0 percent in the 2006 period compared with the 2005.

O&R’s purchased power costs increased $9 million in the six months ended June 30, 2006 compared with the 2005 period due to an increase in average unit cost costs.

Electric operating income decreased by $5 million in the six months ended June 30, 2006 compared with the 2005 period.

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the six months ended June 30, 2006 compared with the 2005 period were:

	Thousands of DTHs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2006	June 30, 2005	Variation	Percent Variation	June 30, 2006	June 30, 2005	Variation	Percent Variation
Residential	4,813	5,974	(1,161)	(19.4)%	$84	$78	$6	7.7%
General	1,183	1,463	(280)	(19.1)	20	19	1	5.3
Firm transportation	5,500	5,898	(398)	(6.7)	18	18	—	—
Total firm sales and transportation	11,496	13,335	(1,839)	(13.8)	122	115	7	6.1
Interruptible sales	3,178	3,417	(239)	(7.0)	15	13	2	15.3
Generation plants	954	698	256	36.7	1	1	—	—
Other	561	690	(129)	(18.7)	—	—	—	—
Other gas revenues	—	—	—	—	2	2	—	—
Total	16,189	18,140	(1,951)	(10.8)%	$140	$131	$9	6.9%

O&R’s gas operating revenues increased $9 million in the six months ended June 30, 2006 compared with the 2005 period. The increase is due primarily to higher costs of gas purchased for resale in 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Sales and transportation volumes for firm customers decreased 13.8 percent in the six months ended June 30, 2006 compared with the 2005 period reflecting the impact of the milder weather in 2006. After adjusting for weather and other variations in each period, total firm sales and transportation volumes were 5.0 percent lower in the six months ended June 30, 2006 compared with the 2005 period partially due to reduced customer usage. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Non-firm transportation of customer-owned gas to electric generating plants increased in the six months ended June 30, 2006 compared with the 2005 period because certain facilities resumed burning gas to generate electricity in the second quarter. The increase in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income decreased by $1 million in the six months ended June 30, 2006 compared with the 2005 period.

Competitive Energy Businesses

The earnings of the competitive energy businesses were $3 million lower in the six months ended June 30, 2006 compared with the 2005 period. Excluding net mark-to-market losses on derivatives in both periods, the earnings of the competitive energy businesses were $31 million higher in the six months ended June 30, 2006 compared with the 2005 period, due primarily to higher revenues and improved gross margins.

Operating revenues of the competitive energy businesses were $309 million higher in the six months ended June 30, 2006 compared with the 2005 period, primarily due to higher electric wholesale revenues of $211 million, of which $191 million was due to higher sales volume and $20 million was due to an increase in unit prices, and increased electric retail revenues of $143 million, of which $84 million was due to an increase in unit prices and $59 million was due to higher sales volumes, offset in part by $58 million of net mark-to-market losses. The net mark-to-market losses reflect primarily lower prices on natural gas contracts employed as economic hedges used to support wholesale and retail obligations that did not qualify for cash flow hedge accounting.

Operating expenses excluding income taxes increased by $321 million, reflecting increased purchased power ($303 million), fuel ($2 million), gas purchased for resale costs ($9 million) and other operations and maintenance costs ($7 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Income taxes decreased $3 million in the six months ended June 30, 2006 as compared with the 2005 period, reflecting primarily lower income.

Other income (deductions) increased $6 million in the six months ended June 30, 2006 compared with the 2005 period due primarily to the recognition in 2005 of losses previously allocated to the minority interest in the Con Edison subsidiary that owns the Newington generating plant.

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

PART II  OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

Northeast Utilities Litigation

For information about legal proceedings relating to Con Edison’s October 1999 agreement to acquire Northeast Utilities, see Note H to the financial statements included in Part I, Item 1 of this report and in the Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q), which is incorporated herein by reference.

Lease In/Lease Out Transactions

For information about Con Edison’s appeal of a proposed disallowance by the Internal Revenue Service of certain tax losses recognized in connection with the company’s lease in/lease out transactions, see Note H to the financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

Mirant Litigation

For information about the legal proceeding relating to the Utilities’ 1999 sale of generating assets (Mirant Corporation, et al. v. Consolidated Edison et al. (In re Mirant Corporation)), pending in the United States Bankruptcy Court for the Northern District of Texas, see “Mirant Litigation” in Note H to the financial statements included in Part 1, Item 1 of this report, which is incorporated herein by reference.

Queens Power Outage

For information about proceedings relating to the July 2006 power outage in Queens, New York, see Note H to the financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference. The two purported class actions, which were filed in the Supreme Court of New York, County of Queens, are entitled, Orna, et al., v. Consolidated Edison Company of New York, Inc., Consolidated Edison, Inc. and Consolidated Edison Energy, Inc. and Executive Deli & Grocery, Inc., et al. v. Consolidated Edison Company of New York, Inc., Consolidated Edison, Inc. and Consolidated Edison Energy, Inc.

ITEM 1A    RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Companies’ Form 10-K.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Con Edison

(a)	At the Annual Meeting of Stockholders of Con Edison on May 15, 2006, the stockholders of Con Edison voted to elect members of the Board of Directors, to ratify and approve the appointment of Con Edison’s independent accountants and not to adopt a stockholder’s proposal. 201,482,299 shares of Common Stock of Con Edison, representing approximately 82 percent of the 245,757,201 shares of Common Stock outstanding and entitled to vote, were present at the meeting or by proxy.

(b)	The name of each nominee for election as a member of Con Edison’s Board of Directors and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

	Votes For	Votes Withheld
Kevin Burke	197,729,419	3,752,880
Vincent A. Calarco	196,664,370	4,817,929
George Campbell, Jr.	196,409,377	5,072,922
Gordon J. Davis	191,051,363	10,430,936
Michael J. Del Giudice	197,173,959	4,308,340
Ellen V. Futter	190,868,869	10,613,430
Sally Hernandez	197,534,063	3,948,236
Peter W. Likins	197,751,682	3,730,617
Eugene R. McGrath	197,771,159	3,711,140
Frederic V. Salerno	197,250,345	4,231,954
L. Frederick Sutherland	196,908,125	4,574,174
Stephen R. Volk	197,863,779	3,618,520

(c)	The results of the vote on the appointment of PricewaterhouseCoopers LLP as independent accountants for Con Edison for 2006 were as follows: 197,297,464 shares were voted for this proposal; 2,052,811 shares were voted against the proposal; and 2,132,024 shares were abstentions.

(d)	The following stockholder-proposed resolution was voted upon at the Annual Meeting:

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

The results of the vote on this proposal were as follows: 17,561,991 shares were voted for this proposal; 107,160,517 shares were voted against the proposal; 4,466,750 shares were abstentions; and 72,293,041 shares were broker non-votes.

Con Edison of New York

At the Annual Meeting of Stockholders of Con Edison of New York on May 15, 2006, all 235,488,094 outstanding shares of common stock of Con Edison of New York, which are owned by Con Edison, were voted to elect Kevin Burke, Vincent A. Calarco, George Campbell, Jr., Gordon J. Davis, Michael J. Del Giudice, Ellen V. Futter, Sally Hernandez, Peter W. Likins, Eugene R. McGrath, Frederic V. Salerno, L. Frederick Sutherland and Stephen R. Volk as members of Con Edison of New York’s Board of Trustees and to ratify and approve the appointment of PricewaterhouseCoopers, LLP as Con Edison of New York’s independent accountants for 2006.

ITEM 6    EXHIBITS

(a) EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2006 and 2005, and the 12-month period ended December 31, 2005.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2006 and 2005, and the 12-month period ended December 31, 2005.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: August 2, 2006	By	/s/ Robert N. Hoglund
Robert N. Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer