Form 10-K
period 2006-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2007-02-21
CIK 1047862, 23632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer ID. Number
1-14514	Consolidated Edison, Inc.	New York	13-3965100
4 Irving Place, New York, New York 10003 (212) 460-4600

1-1217	Consolidated Edison Company of New York, Inc.	New York	13-5009340
4 Irving Place, New York, New York 10003 (212) 460-4600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Consolidated Edison, Inc.,
Common Shares ($.10 par value) 7.25% Public Income NotES (7.25% Debentures, Series 2002A) due 2042	New York Stock Exchange New York Stock Exchange
Consolidated Edison Company of New York, Inc.,
$5 Cumulative Preferred Stock, without par value	New York Stock Exchange
Cumulative Preferred Stock, 4.65% Series C ($100 par value)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class
Consolidated Edison Company of New York, Inc.
Cumulative Preferred Stock, 4.65% Series D ($100 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Con Edison, Inc. (Con Edison)	Yes	☒	No	☐
Con Edison Company of New York, Inc. (Con Edison of New York)	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
Con Edison of New York	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Con Edison	Yes	☒	No	☐
Con Edison of New York	Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Con Edison
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Con Edison of New York
Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Con Edison	Yes	☐	No	☒
Con Edison of New York	Yes	☐	No	☒

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2006, was approximately $10.9 billion.

As of January 31, 2007, Con Edison had outstanding 257,647,079 Common Shares ($.10 par value).

All of the outstanding common equity of Con Edison of New York is held by Con Edison.

Documents Incorporated By Reference

Portions of Con Edison’s definitive proxy statement and Con Edison of New York’s definitive information statement, for their respective Annual Meetings of Stockholders to be held on May 21, 2007, to be filed with the Commission pursuant to Regulation 14A and Regulation 14C, respectively, not later than 120 days after December 31, 2006, are incorporated in Part III of this report.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are found in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
DEC	New York State Department of Environmental Conservation
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
Fitch	Fitch Ratings
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out

Other
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
VaR	Value-at-Risk
VIE	Variable interest entity

PART I

ITEM 1.	BUSINESS

Incorporation by Reference

Information in other Items of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into this Item 1 the information to which such reference is made.

Available Information

Con Edison, and Con Edison of New York file annual, quarterly and current reports, proxy or information statements and other information with the Securities and Exchange Commission (SEC). The public may read and copy any materials that the companies file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers (including Con Edison and Con Edison of New York) that file electronically with the SEC. The address of that site is http://www.sec.gov.

This information the Companies file with the SEC is also available free of charge on or through the Investor Information section of their websites as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Con Edison’s internet website is at: http://www.conedison.com; and Con Edison of New York’s is at: http://www.coned.com.

The Investor Information section of Con Edison’s website also includes the company’s code of ethics (and amendments or waivers of the code for executive officers or directors), corporate governance guidelines and the charters of the following committees of the company’s Board of Directors: Audit Committee, Management Development and Compensation Committee, and Corporate Governance and Nominating Committee. This information is available in print to any shareholder who requests it. Requests should be directed to: Corporate Secretary, Consolidated Edison, Inc., 4 Irving Place, New York, NY 10003.

Information on the Companies’ websites is not incorporated herein.

Con Edison

Corporate Overview

Consolidated Edison, Inc. (Con Edison), incorporated in New York State in 1997, owns all of the outstanding common stock of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison of New York and O&R, which are regulated utilities, are referred to in this report as the “Utilities.” As used in this report, the term the “Companies” refers to Con Edison and Con Edison of New York. Con Edison has no significant business operations other than those of the Utilities and Con Edison’s competitive energy businesses. See “Corporate Overview” in Item 7.

Operating Segments

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility segments, O&R’s regulated electric and gas utility segments and Con Edison’s competitive energy businesses. For a discussion of operating revenues and operating income for each segment, see “Results of Operations” in Item 7. For additional segment information see Note N to the financial statements in Item 8.

Con Edison of New York

For information about Con Edison of New York, see below in this Item 1.

O&R

O&R, a subsidiary of Con Edison, has two wholly-owned utility subsidiaries, Rockland Electric Company (RECO), a New Jersey corporation, and Pike County Light & Power Company (Pike), a Pennsylvania corporation.

O&R and its utility subsidiaries provide electric service in southeastern New York and in adjacent areas of northern New Jersey and eastern Pennsylvania, an approximately 1,350 square mile service area. They also provide gas service in southeastern New York and adjacent areas of eastern Pennsylvania. O&R’s business is subject to regulation by the New York State Public Service Commission (PSC), the New Jersey Board of Public Utilities (NJBPU), the Pennsylvania Public Utility Commission (PPUC) and the Federal Energy Regulatory Commission (FERC). Changes in regulation or legislation applicable to O&R could have a material adverse effect on the company’s financial position, results of operations or liquidity. O&R’s principal business segments are its regulated electric and gas utility businesses. In 2006, electric and gas operating revenues were 71 percent and 29 percent, respectively, of its operating revenues. See “O&R Operating Statistics” below.

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly owned subsidiaries: Consolidated Edison Development, Inc. (Con Edison Development), Consolidated Edison Energy, Inc. (Con Edison Energy) and Consolidated Edison Solutions, Inc. (Con Edison Solutions).

Con Edison Development owns, leases or operates energy and infrastructure projects, principally in the United States. Substantially all of its electric generation facilities are located in New England and the PJM markets. See Item 2 for information about the company’s 1,668 MW of generating capacity. Con Edison Development sells capacity and energy in wholesale markets administered by independent system operators in New England, New York and PJM. The company also sells capacity and energy to other utilities through its affiliate Con Edison Energy by participating in auctions for basic generation service or other wholesale supply transactions. These markets have developed significantly as states have opened their wholesale markets to competition.

Con Edison Development has investments in two “Lease In/ Lease Out” (LILO) transactions—see Note J to the financial statements in Item 8. These leases involve gas distribution and electric generating facilities in the Netherlands. Additionally, Con Edison Development has invested in tax-advantaged leases under Section 42 of the Internal Revenue Code. See “Affordable Housing program” in Note H to the financial statements in Item 8.

Con Edison Energy markets the electric production of Con Edison Development’s generation facilities and manages the fuel supply for those facilities. It also supplies electricity to wholesale customers and it procures electricity for Con Edison Solutions.

Con Edison Solutions was reported by KEMA consulting in 2006, as the ninth largest non-residential retail electricity provider in the United States. The company primarily sells electricity to industrial and large commercial customers and also to residential customers in the northeastern United States. At December 31, 2006, it served approximately 43,000 customers, not including 162,000 served under a single aggregation agreement in Massachusetts. Con Edison Solutions sold 10.6 million MWHs of electricity in 2006, a seven percent increase over 2005 volumes.

Con Edison Solutions seeks to serve customers in utility service territories that encourage retail competition through transparent pricing, purchase of receivables or utility-sponsored customer acquisition programs. The company currently sells electricity in the service territories of 29 utilities in the states of New York,

Massachusetts, Connecticut, New Hampshire, New Jersey, Delaware, Maryland and Texas and the District of Columbia.

Industrial and large commercial customers had contracted for 2,900 MWs of peak supply as of the end of 2006. Most of the sales volumes were contracted by customers in New York, with essentially all of the remainder in New England and the Mid-Atlantic States. Con Edison Solutions entered the retail electricity supply market in Texas in 2006, but volumes remain small.

Con Edison Solutions offers the choice of green power to customers. In 2006 it sold 50,000 MWHs of green power, ending the year with almost 8,000 customers. Green power is a term used by electricity suppliers to describe electricity produced from renewable energy sources, including wind, hydro and solar.

Con Edison Solutions also provides energy-efficiency services to government and commercial customers in the northeastern United States. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies. The company is compensated based primarily on the increased energy efficiency of installed equipment over a multi-year period. Con Edison Solutions has won competitive solicitations for energy savings contracts with Con Edison of New York and a shared energy savings contract with the United States Postal Service.

The competitive energy businesses’ generating capacity owned or leased, sales and customers were as follows:

	2006		2005		2004	2003	2002
Generating capacity (MW)	1,668		1,668		1,668	1,668	1,003
Generation sold (MWH)	3,154,988		3,602,727		3,397,007	2,064,259	1,534,711
Wholesale electricity sales	6,548,658		1,288,696		1,907,302	2,000,000	540,500
Retail electric volumes sold (MWH)	10,633,151		9,970,252		6,943,299	6,002,126	4,723,588
Number of retail customers accounts:
Industrial and large commercial	10,957	*	5,775	*	3,913	3,469	3,103
Mass market	31,725		24,989		24,242	26,738	29,775
*	Excludes aggregation agreement customers.

Regulation

The Utilities are subject to extensive federal and state regulation, including by state utility commissions and the FERC. Con Edison, itself, is not subject to such regulation except to the extent that the rules or orders of these agencies impose restrictions on relationships between Con Edison and the Utilities. See “Regulation” in the discussion below of Con Edison of New York’s business in this Item 1.

Con Edison has been and is expected to continue to be impacted by legislative and regulatory developments. The Utilities are subject to extensive regulation in New York, New Jersey and Pennsylvania. Changes in regulation or legislation applicable to Con Edison’s subsidiaries could have a material adverse effect on the Companies. See “Regulatory Matters” in Item 7.

Competition

See “Competition,” below in the discussion of the businesses of Con Edison of New York in this Item 1. The competitive energy businesses participate in competitive energy supply and services businesses that are subject to different risks than those found in the businesses of the Utilities.

Capital Requirements and Financing

For information about Con Edison’s capital requirements, financing and securities ratings, see “Liquidity and Capital Resources—Capital Resources and Capital Requirements” and “Financial and Commodity Market Risks” in Item 7.

State Anti-takeover Law

New York State law provides that a “domestic corporation,” such as Con Edison, may not consummate a merger, consolidation or similar transaction with the beneficial owner of a 20 percent or greater voting stock interest in the corporation, or with an affiliate of the owner, for five years after the acquisition of the voting stock interest, unless the transaction or the acquisition of the voting stock interest was approved by the corporation’s board of directors prior to the acquisition of the voting stock interest. After the expiration of the five-year period, the transaction may be consummated only pursuant to a stringent “fair price” formula or with the approval of a majority of the disinterested stockholders.

Employees

Con Edison has no employees other than those of Con Edison of New York, O&R and Con Edison’s competitive energy businesses (which at December 31, 2006 had 13,500, 1,049 and 246, employees, respectively). The collective bargaining agreements covering most of the employees of Con Edison of New York and O&R expire in June 2008 and June 2009, respectively.

Con Edison of New York

Corporate Overview

Con Edison of New York, incorporated in New York State in 1884, is a subsidiary of Con Edison and has no significant subsidiaries of its own. Con Edison of New York provides electric service in all of New York City (except part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million. It also provides gas service in Manhattan, the Bronx and parts of Queens and Westchester, and steam service in parts of Manhattan.

Operating Segments

Con Edison of New York’s principal business segments are its regulated electric, gas and steam businesses. In 2006, electric, gas and steam operating revenues were 76 percent, 17 percent and 7 percent, respectively, of its operating revenues. For a discussion of the company’s operating revenues and operating income for each segment, see “Results of Operations” in Item 7. For additional information about the segments, see Note N to the financial statements in Item 8.

Electric Operations

Electric Sales.    Electric operating revenues were $7 billion in 2006 or 76 percent of Con Edison of New York’s operating revenues. The percentages were 75 and 77 percent, respectively, in the two preceding years. In 2006, 46 percent of the electricity delivered by Con Edison of New York in its service area was sold by the company to its full-service customers, 34 percent was sold by other suppliers, including Con Edison Solutions, a competitive energy business of Con Edison, to Con Edison of New York’s customers under its electric retail access program and the balance was delivered to the state and municipal customers of the New York Power Authority (NYPA) and the economic development customers of municipal electric agencies. The company charges its cost for the electricity it sells to full-service customers, and it charges all customers in its service area for the delivery of electricity.

For additional information about electricity sales, see “Con Edison of New York Operating Statistics,” below, and “Results of Operations” in Item 7.

Electric Peak Demand.    The electric peak demand in Con Edison of New York’s service area occurs during the summer air conditioning season. The 2006 service area peak demand, which occurred on August 2, 2006, was 13,141 thousand kilowatts (MW). The 2006 peak demand included an estimated 6,690 MW for Con Edison of New York’s full-service customers, 4,505 MW for customers participating in its electric retail access program and 1,946 MW for NYPA’s customers and municipal electric agency customers. On August 2, 2006, the New York Independent System Operator (NYISO) invoked demand reduction programs. Without these reduction programs, the actual 2006 peak demand would have been higher. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the majority of demand reduction programs are invoked only in specific circumstances, design conditions do not include these programs’ potential impact. The company estimates that, under design weather conditions, the 2007 service area peak demand will be 13,575 MW, including an estimated 6,550 MW for its full-service customers, 4,935 MW for its electric retail access customers and 2,090 MW for NYPA’s customers and municipal electric agency customers.

Electric Supply.    Most of the electricity sold by Con Edison of New York to its customers in 2006 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO.

The company plans to meet its continuing obligation to supply electricity to its customers with electric energy purchased under contracts with NUGs or others, purchased through the NYISO’s wholesale electricity or generated from its electric generating facilities.

For additional information about electric power purchases, see “Regulatory Matters” and “Electric Power Requirements” in Item 7 and “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

For information about the company’s contracts with NUGs for approximately 3,576 MW of electric generating capacity, see Note I to the financial statements in Item 8.

For information about the company’s 709 MW of electric generating facilities, see Item 2.

In 2002, the Governor of New York set a goal of having 25 percent of the electricity used in New York provided by renewable resources by 2013. In September 2004, the PSC issued an order, which provides that by 2013, 23.5 percent of the State’s energy needs would come from large renewable facilities such as wind, hydro, and biomass, 1 percent would come from green marketing efforts, and the remaining 0.5 percent is expected to come from on-site generation, limited to solar, fuel cells, and wind farms less than 300 kW in size. The PSC agreed with the Utilities that the responsibility for procuring the new renewable resources would rest with the New York State Energy Research and Development Authority (NYSERDA), and not the Utilities. NYSERDA is expected to enter into long-term agreements with developers that will pay renewable premiums to finance the construction of renewable projects. The renewable premiums plus NYSERDA’s administrative fee are financed through a volumetric wires charge imposed on the delivery customers of each of the state’s utilities. Pursuant to the PSC order, Con Edison and Con Edison of New York billed customers renewable portfolio standard surcharges of $12 and $11 million in 2006, respectively, and $2 million each in 2005.

New York Independent System Operator.    The NYISO is a not-for-profit organization that controls and operates most of the electric transmission facilities in New York State, including those of Con Edison of New York, as an integrated system and administers wholesale markets for electricity in New York State. Pursuant to a requirement that is set annually by the New York State Reliability Council (NYSRC), the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (either owned or contracted for) in an amount above the expected peak demand for their customers. NYSRC set the margin at 18 percent in 2006 and, subject to approval by the appropriate regulatory agency at 16.5 percent for 2007. In addition, the NYISO has determined that entities that serve customers in New York City must have enough New York City-located capacity to cover a substantial percentage of their New York City customer peak demands. Con Edison of New York met the requirements applicable to it in 2006 and expects to meet them in 2007. As transmission owners participating in the NYISO, the Utilities may be required to construct and/or fund projects that resulted from the NYISO’s planning process and are approved by FERC.

Gas Operations

Gas Sales.    Gas operating revenues in 2006 were $1.6 billion or 17 percent of Con Edison of New York’s operating revenues. The percentages were 18 and 16 percent in the two preceding years. In 2006, 36 percent of the gas delivered by the company in its service area was sold by the company to its full-service (firm and interruptible) customers and 64 percent was sold by other suppliers. For additional information about gas sales, see “Con Edison of New York Operating Statistics,” below, and “Results of Operations” in Item 7.

Gas Requirements and Peak Demand.    Firm demand for gas in Con Edison of New York’s service area peaks during the winter heating season. The “design criteria” for the company’s gas system assume severe weather conditions, which have not occurred since the 1933-34 winter. Under these criteria, the company estimated that its requirements to deliver gas to firm customers during the November 2006/March 2007 winter heating season would amount to 95,400 mdths (including 69,800 mdths to its firm sales customers and 25,600 mdths to its firm transportation customers). Through January 31, 2007, the company’s peak throughput day in this heating season occurred on January 10, 2007, when it delivered 1,212 mdths of gas (including 494 mdths to its firm and interruptible sales customers, 99 mdths to NYPA, 473 mdths to its transportation customers and 146 mdths for use by the company in generating electricity and steam).

Under its design criteria, the company projects that for the November 2007/March 2008 winter heating season, its requirements for firm gas customers will amount to 97,900 mdths (including 68,500 mdths to firm sales customers and 29,400 mdths to firm transportation customers) and that the peak day requirements for these customers will amount to 1,112 mdths. The company expects to be able to meet these requirements.

Gas Supply.    Con Edison of New York and O&R have established a combined gas supply and capacity portfolio. The combined portfolio is administered by, and related management services are provided by, Con Edison of New York (for itself and as agent for O&R) and costs are allocated between the Utilities in accordance with provisions approved by the PSC. See Note R to the financial statements in Item 8.

Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The contracts are for various terms extending to 2011. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation and storage services. Charges under these contracts are approved by the FERC. The contracts are for various terms extending to 2013. The Utilities are required to pay certain charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $159 million in 2006, including $128 million for Con Edison of New York. See “Liquidity and Capital Resources – Contractual Obligations” in Item 7. In addition, the Utilities purchase gas on the spot market and have interruptible gas transportation contracts. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Steam Operations

Steam Sales.    Con Edison of New York sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 2006, steam operating revenues were $623 million or 7 percent of the company’s operating revenues. The percentages were 7 percent in the two preceding years.

For additional information about Con Edison of New York’s steam operations, see “Regulatory Matters” and “Results of Operations” in Item 7, the discussion of Con Edison of New York’s steam facilities in Item 2 and “Con Edison of New York Operating Statistics,” below.

Steam Peak Demand and Capacity.    Demand for steam in Con Edison of New York’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2006/2007 (through January 31, 2007) occurred on January 26, 2007 when the demand reached 8.8 million pounds (mmlbs) per hour. The company’s estimate for the winter of 2007/2008 peak demand of its steam customers is 10.5 mmlbs per hour under design criteria, which assume severe weather.

On December 31, 2006, the steam system had the capability of delivering about 12.9 mmlbs of steam per hour and Con Edison of New York estimates that the system will have the capability to deliver this capacity in the 2007/2008 winter.

Steam Supply.    Forty-five percent of the steam sold by Con Edison of New York in 2006 was produced in the company’s steam-only generating stations; 37 percent was produced in the company’s steam/electric generating stations, where it is first used to generate electricity; and 18 percent was purchased from others. See Item 2 for a discussion of Con Edison of New York’s steam facilities.

Regulation

The PSC regulates, among other things, Con Edison of New York’s electric, gas and steam rates, the siting of its transmission lines and the issuance of its securities. Certain activities of the company are subject to the jurisdiction of the FERC. In addition, various matters relating to the construction and operations of the company’s facilities are subject to regulation by other governmental agencies. Changes in regulation or legislation applicable to the company could have a material adverse effect on the company. For additional information, including information about the company’s electric, gas and steam rates, see “Regulatory Matters” in Item 7.

The PSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in New York State. Pending proceedings include those relating to utilities exiting the business of selling electric energy and gas at retail (including an examination of utilities’ provider of last resort responsibility and consumer protections) and addressing any rate disincentives to the promotion of energy efficiency and distributed generation. The company typically is an active participant in such proceedings. The company does not expect that the pending generic proceedings will have a material adverse effect on its financial position, results of operation or liquidity.

Competition

Con Edison of New York is primarily a “wires and pipes” energy delivery company that:

–	has sold most of its electric generating capacity;
–	provides its customers the opportunity to buy electricity and gas from other suppliers;
–	purchases substantially all of the electricity and all of the gas it sells to its full-service customers (the cost of which is recovered pursuant to provisions approved by the PSC); and
–	provides energy delivery services to customers pursuant to rate provisions approved by the PSC.

See “Rate Agreements” in Note B and “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Competition from suppliers of oil and other sources of energy, including distributed generation (such as fuel cells and micro-turbines) may provide alternatives for Con Edison of New York delivery customers. The company does not consider it reasonably likely that another company would be authorized to provide utility delivery service where the company already provides service. Any such other company would need to obtain PSC consent, satisfy applicable local requirements and install facilities to provide the service. A new company would also be subject to extensive ongoing regulation by the PSC.

Capital Requirements and Financing

For information about Con Edison of New York’s capital requirements, financing and securities ratings, see “Liquidity and Capital Resources—Capital Resources” and “Capital Requirements” and “Financial and Commodity Market Risks” in Item 7.

Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenals (PCBs) and coal tar, have been used or generated in the course of operations of Con Edison of New York and its predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored. See “Asbestos” and “Superfund” in the discussion of Con Edison of New York’s legal proceedings in Item 3 and Note G to the financial statements in Item 8.

Con Edison of New York’s capital expenditures for environmental protection facilities and related studies were $80 million in 2006 and are estimated to be $86 million in 2007.

Toxic Substances Control Act.    Virtually all electric utilities, including Con Edison of New York, own equipment containing PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976.

Water Quality.    Certain governmental authorities are investigating contamination in the Hudson River and the New York Harbor. These waters run through portions of Con Edison of New York’s service area. Governmental authorities could require entities that released hazardous substances that contaminated these waters to bear the cost of investigation and remediation, which could be substantial.

Greenhouse Gas Emissions.    The potential for adverse effects from global warming associated with the atmospheric release of greenhouse gases (GHG), particularly carbon dioxide (CO2), from industrial sources may result in legislation or regulations requiring utilities to reduce GHG emissions from power plants and take other steps to offset GHG emissions from other sources. Several bills have been introduced in Congress that would limit GHG emissions. Beginning in 2009, both Con Edison of New York and Con Edison Development will be subject to CO2 emissions restrictions being established under the Regional Greenhouse Gas Initiative. The Regional Greenhouse Gas Initiative is a cooperative effort by Northeastern and Mid-Atlantic states to reduce carbon dioxide emissions resulting from the generation of electricity. Also, New York City recently announced a goal to reduce GHG emissions by the year 2030 by greater than 30 percent. The impacts of these initiatives are currently not defined, but have the potential to be material. Con Edison of New York minimizes GHG emissions from its generating plants through the use of oil and gas fuels and the application of cogeneration technologies that reduce GHG emissions per unit of energy output. The company’s GHG emissions also include sulfur hexafluoride (used for arc suppression at substations) and methane (from operation of its gas delivery system), which the company is working voluntarily with the EPA to reduce. The cost to comply with any new legislation or regulations limiting the company’s GHG emissions could be substantial.

Operating Statistics

The following tables contain operating statistics for Con Edison of New York and O&R.

Con Edison of New York

Operating Statistics

	Year Ended December 31,
	2006	2005	2004	2003	2002
ELECTRIC ENERGY (MWH)
Generated	2,785,602	2,261,680	1,441,498	1,077,681	1,259,533
Purchased from others	25,282,216	29,055,402	30,221,137	31,717,254	32,712,723
Total Generated and Purchased	28,067,818	31,317,082	31,662,635	32,794,935	33,972,256
Less: Used by company	162,449	178,406	168,533	175,965	172,873
Distribution losses and other variances	1,028,512	1,794,724	1,623,682	1,893,403	2,008,530
Net Generated and Purchased	26,876,857	29,343,952	29,870,420	30,725,567	31,790,853
Electric Energy Sold
Residential	12,589,961	13,689,870	12,672,847	12,440,663	12,481,689
Commercial and industrial	13,409,474	15,402,396	16,966,448	18,033,468	19,110,770
Railroads and railways	13,217	16,847	19,308	18,193	55,186
Public authorities	88,061	234,839	209,699	135,758	125,651
Con Edison of New York full service customers	26,100,713	29,343,952	29,868,302	30,628,082	31,773,296
Off-System Sales	776,144	-	2,118	97,485	17,557
Total Electric Energy Sold	26,876,857	29,343,952	29,870,420	30,725,567	31,790,853
Electric Energy Delivered
Con Edison of New York full service customers	26,100,713	29,343,952	29,868,302	30,628,082	31,773,296
Delivery service for retail access customers	19,256,268	16,847,745	14,143,045	12,636,520	11,925,752
Delivery service to NYPA customers and others	10,194,775	10,423,616	10,034,301	9,823,018	9,504,526
Delivery service for municipal agencies	723,905	720,757	696,041	647,388	762,660
Total Deliveries in Franchise Area	56,275,661	57,336,070	54,741,689	53,735,008	53,966,234
Average Annual KWH Use per Residential Customer (a)	4,613	5,052	4,700	4,622	4,652
Average Revenue per KWH Sold (Cents)
Residential (a)	20.9	21.1	18.9	19.4	17.0
Commercial and Industrial (a)	18.3	18.6	16.0	16.3	14.4

(a)	Includes Municipal Agency sales.

Con Edison of New York

Operating Statistics – Continued

	Year Ended December 31,
	2006	2005	2004	2003	2002
GAS (DTH)
Purchased	133,395,510	147,855,203	137,605,722	145,325,065	134,126,768
Storage—net change	(8,294,717)	(5,041,321)	(1,331,154)	(5,516,703)	5,728,684
Used as boiler fuel at Electric and Steam Stations	(38,061,392)	(35,820,239)	(29,435,890)	(27,362,620)	(29,386,788)
Gas Purchased for Resale	87,039,401	106,993,643	106,838,678	112,445,742	110,468,664
Less: Gas used by the company	120,626	366,780	364,142	383,312	323,915
Off-System Sales & NYPA	724,748	6,449,725	6,062,145	4,007,592	16,120,307
Distribution losses and other variances	2,340,000	2,074,000	2,769,000	4,023,631	4,555,763
Total Gas Purchased for Con Edison of New York Customers	83,854,027	98,103,138	97,643,391	104,031,207	89,468,679
Gas Sold
Firm Sales
Residential	40,589,064	48,175,004	48,569,514	51,943,706	44,162,920
General	31,269,464	36,800,299	35,886,544	36,840,304	32,681,926
Total Firm Sales	71,858,528	84,975,303	84,456,058	88,784,010	76,844,846
Interruptible Sales	11,995,499	13,127,835	13,187,333	15,247,197	12,623,833
Total Gas sold to Con Edison of New York Customers	83,854,027	98,103,138	97,643,391	104,031,207	89,468,679
Transportation of customer-owned gas
Firm transportation	23,687,707	19,087,650	16,795,124	16,485,309	15,695,403
NYPA	41,057,320	22,305,249	18,622,910	23,360,162	25,466,325
Other	83,687,918	66,667,025	63,306,409	61,575,954	99,815,203
Off-System Sales	691,321	127,696	266,907	459,088	8,354,940
Total Sales and Transportation	232,978,293	206,290,758	196,634,741	205,911,720	238,800,550
Average Revenue per DTH Sold
Residential	$19.24	$16.94	$13.94	$13.02	$12.30
General	$15.07	$13.41	$10.75	$10.23	$8.90
Steam Sold (MLBS)	23,250,064	26,876,883	26,128,644	26,248,361	24,519,476
Average Revenue per MLB Sold	$25.71	$22.77	$20.34	$19.47	$15.52
Customers – Average for Year
Electric	3,203,541	3,176,355	3,152,023	3,137,301	3,117,542
Gas	1,058,816	1,054,981	1,053,698	1,053,946	1,054,312
Steam	1,780	1,796	1,811	1,825	1,838

O&R

Operating Statistics

	Year Ended December 31,
	2006	2005		2004	2003	2002
ELECTRIC ENERGY (MWH)
Total Purchased	4,099,968	4,348,953		4,113,111	4,388,804	4,506,217
Less: Supplied without direct charge	-	-		7	11	9
Used by company	13,539	15,068		14,174	15,511	13,435
Distribution losses and other variances	76,455	38,585	(a)	217,036	215,615	173,397
Net Purchased	4,009,974	4,295,300		3,881,894	4,157,667	4,319,376

Electric Energy Sold
Residential	1,802,574	1,904,884		1,729,095	1,769,421	1,815,241
Commercial and industrial	2,093,880	2,276,161		2,045,800	2,276,973	2,393,039
Public authorities	113,520	114,255		106,999	111,273	111,096
Total Electric Energy Sold	4,009,974	4,295,300		3,881,894	4,157,667	4,319,376
Total deliveries to O&R customers	4,009,974	4,295,300		3,881,894	4,157,667	4,319,376
Delivery service for Retail Choice customers	1,765,958	1,835,948		1,860,661	1,454,794	1,235,048
Total Deliveries In Franchise Area	5,775,932	6,131,248		5,742,555	5,612,461	5,554,424
Average Annual KWH Use Per Residential Customer	8,979	9,657		8,818	8,955	8,801
Average Revenue Per KWH Sold (Cents)
Residential	13.98	13.34		12.35	12.17	11.23
Commercial and Industrial	11.34	10.90		9.89	9.81	8.65

(a)	Includes one-time unbilled sales adjustment of 89,331 MWH recorded in March 2005.
2006 also included an unbilled sales adjustment of 22,510 MWH recorded in March 2006

O&R

Operating Statistics — Continued

	Year Ended December 31,
	2006	2005	2004	2003	2002
GAS (DTH)
Purchased	12,173,028	15,208,262	15,732,315	16,546,568	19,723,917
Storage – net change	409,333	121,547	373,271	1,112,011	(2,139,045)
Gas Purchased For Resale	12,582,361	15,329,809	16,105,586	17,658,579	17,584,872
Less: Gas used by the company	37,630	48,410	58,823	52,377	56,939
Distribution losses and other variances	294,343	727,243	1,017,134	376,605	856,036
Total Gas Purchased For O&R Customers	12,250,388	14,554,156	15,029,629	17,229,597	16,671,897
Gas Sold
Firm Sales
Residential	7,758,439	9,306,592	9,486,765	10,810,384	10,203,403
General	1,891,565	2,269,207	2,487,197	3,314,154	3,294,624
Total Firm Sales	9,650,004	11,575,799	11,973,962	14,124,538	13,498,027
Interruptible Sales	2,600,384	2,978,357	3,055,667	3,105,059	3,173,870
Total Gas Sold To O&R Customers	12,250,388	14,554,156	15,029,629	17,229,597	16,671,897
Transportation of customer-owned gas
Firm transportation	9,058,260	9,840,507	9,930,731	8,497,814	6,367,990
Interruptible transportation	3,255,956	3,480,376	3,940,332	3,728,018	4,192,062
Sales for resale	938,503	1,072,111	1,067,953	1,133,649	1,057,156
Sales to electric generating stations	3,035,695	1,433,891	659,449	2,833,322	13,983,048
Off-System Sales	371,724	172,458	53,692	373,686	2,883,913
Total Sales and Transportation	28,910,526	30,553,499	30,681,786	33,796,086	45,156,066
Average Revenue Per DTH Sold
Residential	$17.38	$14.07	$11.84	$10.41	$8.29
General	$16.44	$13.37	$11.27	$10.00	$7.87
Customers – Average For Year
Electric	295,390	293,245	290,905	288,746	285,519
Gas	125,589	124,591	123,505	122,565	121,437

ITEM 1A.	RISK FACTORS

Con Edison

For information about the risk factors of Con Edison, see “Risk Factors” in Item 7 (which information is incorporated herein by reference).

Con Edison of New York

For information about the risk factors of Con Edison of New York, see “Risk Factors” in Item 7 (which information is incorporated herein by reference).

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Con Edison

None.

Con Edison of New York

None.

ITEM 2.	PROPERTIES

Con Edison

Con Edison has no significant properties other than those of the Utilities and its competitive energy businesses.

For information about the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, see “Plant and Depreciation” in Note A to the financial statements in Item 8 (which information is incorporated herein by reference).

Con Edison of New York

Electric Facilities

Generating Facilities.    Con Edison of New York’s electric generating facilities consist of plants located in New York City with an aggregate capacity of 709 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2007 for use in these facilities. This includes the company’s East River Repowering Project, which commenced commercial operations in April 2005 and is currently supplying electric capacity of 297 MW based on a summer rating.

Transmission Facilities.     Under terms of the NYISO Tariff, Con Edison of New York’s transmission facilities are operated under the jurisdiction of the NYISO, except specific underground bulk power facilities which are located predominantly within New York City. See “Electric Operations—Electric Supply” in Item 1 (which information is incorporated herein by reference). At December 31, 2006, Con Edison of New York’s transmission system had 428 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 663 miles of underground circuits operating at 138 and 345 kV. There are 267 miles of radial subtransmission circuits operating at 69 kV and above. The company’s 37 transmission substations supplied by circuits operated at 69kV and above. The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

Con Edison of New York has transmission interconnections with Niagara Mohawk, Central Hudson Gas & Electric Corporation, O&R, New York State Electric and Gas Corporation, Connecticut Light and Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Distribution Facilities.    Con Edison of New York owns 57 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2006, the company’s distribution system had a transformer capacity of 27,114 MVA, with 36,240 miles of overhead distribution lines and 93,297 miles of underground distribution lines.

Gas Facilities

Natural gas is delivered by pipeline to Con Edison of New York at various points in its service territory and is distributed to customers by the company through an estimated 4,306 miles of mains and 380,795 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdths of which a maximum of about 250 mdths can be withdrawn per day. The company has about 1,230 mdths of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by Con Edison of New York.

Steam Facilities

Con Edison of New York generates steam at one steam/electric generating station and five steam-only generating stations and distributes steam to its customers through approximately 105 miles of transmission, distribution, and service piping. Con Edison of New York also has an energy sales agreement for steam and electricity with Brooklyn Navy Yard Cogeneration Partners.

O&R

Electric Transmission and Distribution Facilities

O&R and its utility subsidiaries, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 602 circuit miles of transmission lines, 14 transmission substations 62 distribution substations 97,855 in-service line transformers, 3,643 pole miles of overhead distribution lines and 1,532 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by the Pennsylvania-Jersey-Maryland Independent System Operator.

Gas Facilities

O&R and Pike own their gas distribution systems, which include 1,828 miles of mains. In addition, O&R owns and maintains a gas transmission system, which includes 73 miles of mains.

RECO & Pike Mortgages

Substantially all of the utility plant and other physical property of O&R’s utility subsidiaries, RECO and Pike, is subject to the liens of the respective indentures securing first mortgage bonds of each company.

Competitive Energy Businesses

Con Edison Development, a subsidiary of Con Edison owns or leases interests in 1,668 MW of capacity in electric generating facilities, most of which use gas and/or oil as fuel. These interests, the capitalized costs of which at December 31, 2006 amounted to $785 million (net of accumulated depreciation), are as follows:

Name/location	Plant Type/ Fuel Used	Off-take Contract	Power Pool	Capacity (MWs) Aggregate
						Constructed
Baseload
Newington(a) Newington, NH	Gas/Oil	Merchant	ISO-NE	525		2002
ADA Ada, MI	Gas	Consumers Power Co. (2026)	East Central Area Reliability Council	29		1984
Total baseload				554
Intermediate
GENOR Puerto Barrios, Guatemala	Oil	Merchant	Central America	42		2001
CEEMI West Springfield, MA	Gas/Oil/Hydro	Merchant	ISO-NE	125		Various
Lakewood Lakewood, NJ	Gas/Oil	JCPL (2014)	PJM	236		1994
Total intermediate				403
Peaking
CEEMI West Springfield, MA	Gas/Oil	Merchant	ISO-NE	156		Various
Ocean Peaking Lakewood, NJ	Gas	Merchant	PJM	330		2003
Rock Springs Rising Sun, MD	Gas	Merchant	PJM	335		2003
Total peaking				821
Total capacity				1,778	(b)

(a)	Leased pursuant to a consolidated lease transaction. See Note P to the financial statements in Item 8.

(b)	Con Edison Development’s interest in these facilities amounts to 1,668 MW.

Con Edison Development has also leased gas distribution and electric generating facilities in the Netherlands in two separate transactions. See Note J to the financial statements in Item 8 (which information is incorporated herein by reference).

ITEM 3.	LEGAL PROCEEDINGS

Con Edison

Northeast Utilities

For information about legal proceedings relating to Con Edison’s October 1999 agreement to acquire Northeast Utilities, see Note H to the financial statements in Item 8 (which information is incorporated herein by reference).

Lease in/Lease Out Transactions

For information about Con Edison’s appeal of a disallowance by the Internal Revenue Service of certain tax losses recognized in connection with the company’s lease in/lease out transactions, see Note J to the financial statements in Item 8 (which information is incorporated herein by reference).

Mirant Litigation

For information about the legal proceeding relating to the Utilities’ 1999 sale of generating assets (Mirant Corporation, et al. v. Consolidated Edison et al. (In re Mirant Corporation)), pending in the United States Bankruptcy Court for the Northern District of Texas, see “Mirant Litigation” in Note H to the financial statements in Item 8 (which is incorporated herein by reference).

Con Edison of New York

Power Outage Proceedings

For information about proceedings relating to power outages in 2006, see “Power Outage Proceedings” in Note B to the financial statements in Item 8 (which is incorporated herein by reference).

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Superfund

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation, remediation costs and environmental damages. The sites at which Con Edison of New York has been asserted to have liability under Superfund include its and its predecessor companies’ former manufactured gas sites, its Astoria PCB storage facility, the Arthur Kill Generating Station site and other Superfund sites discussed below. There may be additional sites as to which assertions will be made that the company has liability. For a further discussion of claims and possible claims against the company under Superfund, including with respect to its manufactured gas sites, estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Manufactured Gas Sites.    Con Edison of New York and its predecessors formerly manufactured gas and maintained storage holders for manufactured gas at sites in New York City and Westchester County (MGP Sites). Many of these sites are now owned by parties other than Con Edison of New York and have been redeveloped by them for other uses, including schools, residential and commercial developments and hospitals. The New York State Department of Environmental Conservation (DEC) is requiring the company to investigate, and if necessary, develop and implement remediation programs for the sites, which include 33 manufactured gas plant sites and 17 storage holder sites.

The information available to Con Edison of New York for many of the MGP Sites is incomplete as to the extent of contamination and scope of the remediation likely to be required. Through the end of 2006, investigations have been started for all or portions of 32 MGP Sites, and have been completed at ten of the sites. Coal tar and/or other manufactured gas production/storage-related environmental contaminants have been detected at 25 MGP Sites, including locations within Manhattan and other parts of New York City and in Westchester County. Remediation has been completed at one site and portions of eight other sites.

Astoria Site.    Con Edison of New York is permitted by the DEC to operate a PCB waste storage facility on property the company owns in the Astoria section of Queens, New York. Apart from the PCB waste storage facility, portions of the property were the former location of a manufactured gas plant and have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas, and the maintenance and storage of electric equipment. As a condition of its DEC permit, the company is required to investigate the property and where environmental contamination is found and action is necessary, to conduct corrective action to remediate the contamination. The company has investigated various sections of the property and is planning additional investigations. The company has submitted to the DEC and the New York State Department of Health a report identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the cleanup of the known contamination on the property will be at least $19 million.

Arthur Kill Site.    Following a September 1998 transformer fire at Con Edison of New York’s former Arthur Kill Generating Station, it was determined that oil containing high levels of PCBs was released to the environment during the incident. The company has completed DEC-approved cleanup programs for the station’s facilities and various soil and pavement areas of the site affected by the PCB release. Pursuant to a July 1999 DEC consent order, the company completed a DEC-approved assessment of the nature and extent of the contamination in, and recommended a remediation program, for the waterfront area of the station. DEC has selected the remediation program for the waterfront area and the company will implement it pursuant to an additional consent order entered into during 2005. The company estimates that its undiscounted potential liability for the cleanup of PCB contamination at the site will be approximately $3.2 million.

Flushing Service Center Site.    The owner of a former Con Edison of New York service center facility in Flushing, New York, has informed the company that PCB contamination has been detected on a substantial portion of the property, which the owner plans to investigate, remediate, and redevelop for residential and commercial use pursuant to the New York Brownfield Cleanup Program administered by the DEC. In late 2005, the property owner claimed that the costs of investigation and remediation will be approximately $36 million and has demanded that the company pay these costs.

Other Superfund Sites.    Con Edison of New York is a potentially responsible party (PRP) with respect to other Superfund sites where there are other PRPs and it is not managing the site investigation and remediation. Work at these sites is in various stages, with the company participating in PRP groups at some of the sites. Investigation, remediation and monitoring at some of these sites have been, and are expected to continue to be, conducted over extended periods of time. The company does not believe that it is reasonably likely that monetary sanctions, such as penalties, will be imposed upon it by any governmental authority with respect to these sites.

The following table lists each of Con Edison of New York’s other Superfund sites for which the company anticipates it may have a liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending, and the company’s current estimate of its approximate potential liability for investigation, remediation and monitoring and environmental damages at the site or the unpaid share of any payments it is required to make under a settlement agreement resolving its liability for the site.

Site	Location	Start	Court or Agency	Estimated Liability(a)	% of Total(a)
Maxey Flats Nuclear	Morehead, KY	1986	EPA	$111,000	0.8%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	241,000	100%
Metal Bank of America	Philadelphia, PA	1987	EPA	316,000	1.0%
Cortese Landfill	Narrowsburg, NY	1987	EPA	840,000	6.0%
Global Landfill	Old Bridge, NJ	1988	EPA	115,000	0.3%
PCB Treatment, Inc.	Kansas City, KS & MO	1994	EPA	2,000,000	6.1%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	117,000	0.7%

(a)	Superfund liability is joint and several. Estimated liability shown is the company’s estimate of its anticipated share of the total liability determined pursuant to consent decrees, settlement agreements or otherwise and in light of financial condition of other PRPs.

O&R

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Superfund

The sites at which O&R has been asserted to have liability under Superfund include its manufactured gas sites, its West Nyack site and other Superfund sites discussed below. There may be additional sites as to which assertions will be made that O&R has liability. For a further discussion of claims and possible claims against O&R under Superfund, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

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

O&R has completed remedial investigations at five of its seven MGP Sites and will complete investigation of the remaining two sites in 2007. O&R has completed the remediation at one of its sites; is currently implementing remediation at its Nyack site; and has received DEC’s decision regarding the remedial work to be done at another site. Since the latter site is Company-owned and has no off-site impacts, remediation of this site has been deferred, with DEC’s concurrence, until approximately 2010.

West Nyack Site.    In 1994 and 1997, O&R entered into consent orders with the DEC pursuant to which O&R agreed to conduct a remedial investigation and remediate certain property it owns in West Nyack, New York at which PCBs were discovered. Petroleum contamination related to a leaking underground storage tank was found as well. O&R has completed all remediation at the site that the DEC has required to date. The DEC has requested a supplemental groundwater investigation and an on-site vapor intrusion study that will be conducted in 2007.

Other Superfund Sites.    O&R is a PRP with respect to other Superfund sites where there are other PRPs and it is not managing the site investigation and remediation. Work at these sites is in various stages, with the company participating in PRP groups at some of the sites. Investigation, remediation and monitoring at some of these sites have been, and is expected to continue to be, conducted over extended periods of time. The company does not believe that it is reasonably likely that monetary sanctions, such as penalties, will be imposed upon it by any governmental authority with respect to these sites.

The following table lists each of O&R’s other Superfund sites for which the company anticipates it may have liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending and the company’s current estimate of its potential liability for investigation, remediation and monitoring and environmental damages at the site.

Site	Location	Start	Court or Agency	Estimated Liability(a)	% of Total(a)
Borne Chemical	Elizabeth, NJ	1997	NJDEP	$91,000	1.7%
Orange County Landfill	Goshen, NY	2000	NYAG	175,000	(b)
Clarkstown Landfill	Clarkstown, NY	2003	NYAG	400,000	(b)

(a)

Superfund liability is joint and several. Estimated liability shown is the company’s estimate of its anticipated share of the total liability determined pursuant to consent decrees, settlement agreements or otherwise and in light of financial condition of other PRPs.

(b)	Not ascertainable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Executive Officers of the Registrant

The following table sets forth certain information about the executive officers of Con Edison and Con Edison of New York as of February 15, 2006. As indicated, certain of the executive officers are executive officers of each of Con Edison and Con Edison of New York and others are executive officers of Con Edison or Con Edison of New York. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company. Messrs. Burke and McMahon have employment agreements with Con Edison, which provide for them to serve in their present positions through December 31, 2008, and August 31, 2007, respectively. The employment agreements for Messrs. Burke and McMahon provide for automatic one-year extensions of their term, unless notice to the contrary is received six months prior to the end of the term.

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison and Con Edison of New York
Kevin Burke	56	3/06 to present – Chairman of the Board, President and Chief Executive Officer and Director of Con Edison and Chairman, Chief Executive Officer and Trustee of Con Edison of New York
		9/05 to 2/06 – President, Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of Con Edison of New York
		9/00 to 8/05 – Chairman, President of Con Edison of New York

Louis L. Rana	58	9/05 to present – President of Con Edison of New York
		2/03 to 8/05 – Senior Vice President – Electric Operations
		10/01 to 1/03 – Vice President – Manhattan Electric Operations
		4/00 to 9/01 – Vice President – Manhattan Customer Service

Robert N. Hoglund	45	9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and Con Edison of New York
		4/04 to 8/05 – Senior Vice President of Finance of Con Edison and Con Edison of New York
		6/04 to present – Chief Financial Officer and Controller of O&R
		4/97 to 3/04 – Managing Director, Citigroup Global Markets Inc. and predecessors

Frances A. Resheske	46	2/02 to present – Senior Vice President – Public Affairs of Con Edison of New York

Charles E. McTiernan, Jr.	62	1/03 to present – General Counsel of Con Edison and Con Edison of New York
		10/85 to 12/02 – Associate General Counsel of Con Edison of New York

Edward J. Rasmussen	58	12/00 to present – Vice President and Controller of Con Edison and Con Edison of New York
		12/00 to 12/03 – Vice President, Controller and Chief Financial Officer of O&R

Joseph P. Oates	45	4/04 to present – Vice President and Treasurer of Con Edison and Con Edison of New York
		1/04 to 04/04 – Vice President of Con Edison of New York
		11/03 to 01/04 – Vice President – Bronx and Westchester of Con Edison of New York
		7/01 to 11/03 – Vice President – Energy Management of Con Edison of New York

Executive Officers of Con Edison but not Con Edison of New York
Stephen B. Bram	64	4/06 to present – Group President, Competitive Energy Businesses
		1/03 to 3/06 – Group President, Energy and Communications of Con Edison
		9/00 to 12/02 – President and Chief Executive Officer of O&R

John D. McMahon	55	1/03 to present – President and Chief Executive Officer of O&R
		8/98 to 12/02 – Senior Vice President and General Counsel of Con Edison and Con Edison of New York

Executive Officers of Con Edison of New York but not Con Edison (All offices and positions listed are with Con Edison of New York)

Marilyn Caselli	52	5/05 to present – Senior Vice President – Customer Operations
		8/98 to 4/05 –Vice President – Customer Operations

Mary Jane McCartney	58	10/93 to present – Senior Vice President – Gas Operations

John F. Miksad	47	9/05 to present – Senior Vice President – Electric Operations
		2/03 to 8/05 – Vice President - Manhattan Electric Operations
		1/00 to 1/03 - Chief Engineer - Distribution Engineering

Name	Age	Offices and Positions During Past Five Years

William G. Longhi	53	12/06 to present – Senior Vice President – Central Operations
		09/01 to 11/06 – Vice President – System & Transmission Operations

JoAnn Ryan	49	7/06 to present – Senior Vice President – Business Shared Services
		3/01 to 6/06 – President and CEO, Con Edison Solutions

Luther Tai	58	7/06 to present – Senior Vice President – Enterprise Shared Services
		9/01 to 6/06 – Senior Vice President – Central Services
		9/00 to 8/01 – Senior Vice President – Central Operations

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Con Edison

Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2007, there were 76,634 holders of record of Con Edison’s Common Shares.

The market price range for Con Edison’s Common Shares during 2006 and 2005, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2006 and 2005 were as follows:

	2006			2005
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$47.52	$43.35	$0.575	$44.71	$41.10	$0.57
2nd Quarter	$44.99	$41.17	$0.575	$47.23	$41.50	$0.57
3rd Quarter	$47.45	$44.25	$0.575	$49.29	$45.60	$0.57
4th Quarter	$49.28	$46.04	$0.575	$49.10	$43.70	$0.57

On January 18, 2007, Con Edison’s Board of Directors declared a quarterly dividend of 58 cents per Common Share. The first quarter 2007 dividend will be paid on March 15, 2007.

Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends, which is subject to approval and declaration by Con Edison’s Board of Directors, will depend on a variety of factors, including business, financial and regulatory considerations. For additional information see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

	Years Ending
Company / Index	2001	2002	2003	2004	2005	2006
Consolidated Edison, Inc.	100	111.93	118.79	127.42	141.89	154.71
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
S&P Electric Utilities	100	84.94	105.39	133.39	156.94	193.37
S&P Utilities	100	70.01	88.39	109.85	128.35	155.29

Based	on $100 invested at December 31, 2001, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

Con Edison of New York

The outstanding shares of Con Edison of New York’s Common Stock ($2.50 par value), the only class of common equity of Con Edison of New York, are held by Con Edison and are not traded.

The dividends declared by Con Edison of New York in 2006 and 2005 are shown in its Consolidated Statement of Common Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by Con Edison of New York, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

ITEM 6.	SELECTED FINANCIAL DATA

Con Edison

	For the Year Ended December 31,
(Millions of Dollars, except per share amounts )	2006	2005	2004	2003	2002
Operating revenues	$12,137	$11,641	$9,730 *	$9,808	$8,498
Purchased power	4,879	4,698	3,925	3,884	3,201
Fuel	734	816	597	504	289
Gas purchased for resale	1,082	1,155	852	889	596
Operating income	1,260	1,157	934	1,044	1,078
Income from continuing operations	738	732	549	634	689
Loss from discontinued operations	(1)	(13)	(12)	(109)	(21)
Income before cumulative effect of changes in accounting principles	737	719	537	525	668
Cumulative effect of changes in accounting principles	-	-	-	3	(22)
Net income	737	719	537	528	646
Total assets	26,699	24,848	22,560	20,966	19,667
Long-term debt	8,298	7,398	6,561	6,733	6,166
Common shareholders’ equity	8,004	7,310	7,054	6,423	5,921
Basic earnings per share
Continuing operations	$2.96	$3.00	$2.33	$2.87	$3.24
Discontinued operations	-	$(0.05)	$(0.05)	$(0.50)	$(0.10)
Before cumulative effect of changes in accounting principles	$2.96	$2.95	$2.28	$2.37	$3.14
Cumulative effect of changes in accounting principles	-	-	-	$0.02	$(0.11)
Net Income	$2.96	$2.95	$2.28	$2.39	$3.03

Diluted earnings per share
Continuing operations	$2.95	$2.99	$2.32	$2.86	$3.23
Discontinued operations	-	$(0.05)	$(0.05)	$(0.50)	$(0.10)
Before cumulative effect of changes in accounting principles	$2.95	$2.94	$2.27	$2.36	$3.13
Cumulative effect of changes in accounting principles	-	-	-	$0.02	$(0.11)
Net income	$2.95	$2.94	$2.27	$2.38	$3.02
Cash dividends per common share	$2.30	$2.28	$2.26	$2.24	$2.22
Average common shares outstanding (millions)	249	244	236	221	213

*	Reflects a $124 million pre-tax charge in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.

Con Edison of New York

	For the Year Ended December 31
(Millions of Dollars)	2006	2005	2004		2003	2002
Operating revenues	$9,288	$9,227	$7,971	*	$8,166	$7,224
Purchased power	3,052	3,322	3,029		3,124	2,622
Fuel	525	526	404		358	232
Gas purchased for resale	902	965	709		715	472
Operating income	1,110	1,041	825		942	954
Net income for common stock	686	694	518		591	605
Total assets	22,816	21,144	19,244		17,764	16,837
Long-term debt	6,925	6,055	5,235		5,435	5,392
Common shareholder’s equity	7,132	6,437	6,116		5,482	4,890

*	Reflects $124 million pre-tax charge in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK)

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements included in this report of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (Con Edison of New York) and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and Con Edison of New York. Con Edison of New York is a subsidiary of Con Edison and, as such, information in this MD&A about Con Edison of New York applies to Con Edison.

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

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below). Certain financial data of Con Edison’s businesses is presented below:

	Twelve months ended December 31, 2006				At December 31, 2006
(Millions of Dollars)	Operating Revenues		Net Income		Assets
Con Edison of New York	$9,288	77%	$686	93%	$22,816	85%
O&R	818	7%	45	6%	1,768	7%
Total Utilities	10,106	84%	731	99%	24,584	92%
Con Edison Development (a)	976	8%	30	4%	1,283	5%
Con Edison Energy (a)	44	- %	1	- %	378	1%
Con Edison Solutions (a)	1,132	9%	8	1%	65	-%
Other (b)	(121)	(1)%	(32)	(4)%	389	2%
Total continuing operations	12,137	100%	738	100%	26,699	100%
Discontinued operations (c)	-	- %	(1)	- %	-	-%
Total Con Edison	$12,137	100%	$737	100%	$26,699	100%

(a)	Net income of the competitive energy businesses for the twelve months ended December 31, 2006 includes $22 million of net after-tax mark-to-market losses (Con Edison Development, $1 million, Con Edison Energy, $1 million and Con Edison Solutions, $20 million).

(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

(c)	Represents the discontinued operations of Con Edison Communications.

Con Edison’s net income for common stock in 2006 was $737 million or $2.96 a share. Net income for common stock in 2005 and 2004 was $719 million or $2.95 a share and $537 million or $2.28 a share, respectively. See “Results of Operations – Summary,” below.

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. For segment financial information, see Note N to the financial statements and “Results of Operations,” below.

For information about factors that could have a material adverse effect on the Companies, see “Risk Factors,” below.

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

Con Edison anticipates that the Utilities will continue to provide substantially all of its earnings over the next few years. The Utilities’ earnings will depend on various factors including demand for utility service and the Utilities’ ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital. The factors affecting demand for utility service include growth of customer demand, weather, market prices for energy and economic conditions. Demand for electric service peaks during the summer air conditioning season. Demand for gas and steam service peaks during the winter heating season.

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Utilities’ capital investment plans reflect in great part actual growth in electric peak demand adjusted to summer design weather conditions, as well as forecast growth in peak usage. The Utilities had estimated that, under design weather conditions, the 2006 peak electric demand in their respective service areas would be 13,400 MW for Con Edison of New York and 1,570 MW for O&R. On August 2, 2006, the electric demand served by the Utilities reached new record peaks: 13,141 MW for Con Edison of New York, and 1,617 MW for O&R. Also, on August 2, 2006, the New York Independent System Operator (NYISO) invoked demand reduction programs for Con Edison of New York customers. Without these reduction programs, the actual peak demand for Con Edison of New York would have been higher.

The average annual growth rate of the peak electric demand over the next five years at design conditions is estimated to be approximately 1.5 percent for Con Edison of New York and 2.3 percent for O&R. Design conditions do not include the potential impact of any demand reduction programs invoked only in specific circumstances. The Companies anticipate an ongoing need for substantial capital investment in order to meet this growth in peak usage with the high level of reliability that they currently provide (see “Liquidity and Capital Resources—Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2008, September 30, 2007 and September 30, 2008, respectively. Con Edison of New York has filed a request for a new gas rate plan to be effective October 1, 2007, and expects in May 2007 to file a request for a new electric rate plan to be effective April 1, 2008. O&R’s gas rate plan for its service in New York extends through October 31, 2009. O&R’s electric rate plan expired on October 31, 2006, and in December 2006 the New York State Public Service Commission (PSC) ordered O&R to demonstrate why the company’s electric rates should not be reduced. In June 2006, O&R’s New Jersey subsidiary, Rockland Electric Company (RECO), filed a request with the New Jersey Board of Public Utilities (NJBPU) for new electric rates, to be effective April 2007. Pursuant to the Utilities’ rate plans, charges to customers generally may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on common equity capital. Changes in delivery volumes are reflected in operating income (except to the extent that weather-normalization provisions apply to the gas businesses, and subject to provisions in the rate plans for sharing above-target earnings with customers). See “Regulatory Matters” below and “Recoverable Energy Costs” and “Rate Agreements” in Notes A and B, respectively, to the financial statements.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” pursuant to which the economic effects of rate regulation are reflected in financial statements. See “Application of Critical Accounting Policies,” below.

Competitive Energy Businesses

Con Edison’s competitive energy businesses participate in segments of the electricity industry that are less comprehensively regulated than the Utilities. These segments include the operation of electric generation facilities, trading of electricity and fuel, sales of electricity to wholesale and retail customers and sales of certain energy-related goods and services. At December 31, 2006, Con Edison’s equity investment in its competitive energy businesses was $557 million and their assets amounted to $1.7 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to some delivery-service customers of utilities primarily in the Northeast and Mid-Atlantic regions (including some of the Utilities’ customers) and also offers energy-related services. Con Edison Solutions does not sell electricity to the Utilities. The company sold approximately 10.6 million MWHs of electricity to customers in 2006.

Consolidated Edison Development, Inc. (Con Edison Development) owns, leases or operates generating plants and participates in other infrastructure projects. At December 31, 2006, the company owned or leased the equivalent of 1,668 MWs of capacity in electric generating facilities of which 203 MWs are sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets. In addition, the company sells electricity at wholesale to utilities. Con Edison is considering strategic alternatives with respect to the electric generation facilities of its competitive energy businesses.

Consolidated Edison Energy, Inc. (Con Edison Energy) procures electric energy and capacity for Con Edison Solutions and fuel for Con Edison Development. It sells the electric capacity and energy produced by plants owned, leased or operated by Con Edison Development and others. The company also provides energy risk management services to Con Edison Solutions and Con Edison Development, offers these services to others and manages wholesale supply transactions for Con Edison Development.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

The competitive energy businesses are focusing on increasing their customer base, gross margins and the value of their existing assets. See “Liquidity and Capital Resources—Capital Requirements” and “Capital Resources,” below.

Discontinued Operations

In March 2006, Con Edison completed the sale of Con Edison Communications, LLC (Con Edison Communications) to RCN Corporation. See Note T to the financial statements.

Results of Operations – Summary

Con Edison’s earnings per share in 2006 were $2.96 ($2.95 on a diluted basis). In 2005, earnings per share were $2.95 ($2.94 on a diluted basis). Earnings per share in 2004 were $2.28 ($2.27 on a diluted basis).

Net income for the years ended December 31, 2006, 2005 and 2004 was as follows:

(Millions of Dollars)	2006	2005	2004
Con Edison of New York	$686	$694	$518 (a)
O&R	45	49	46
Competitive energy businesses (b)	39	1	(1)
Other (c)	(32)	(12)	(14)
Total continuing operations	738	732	549
Discontinued operations (d)	(1)	(13)	(12)
Con Edison	$737	$719	$537

(a)	Includes $80 million after-tax charge in accordance with Con Edison of New York’s electric, gas and steam rate plans. See Note B to the financial statements.

(b)	Includes $(22) million, $(2) million and $4 million of net after-tax mark-to-market gains/(losses) in 2006, 2005 and 2004, respectively.

(c)	Other consists of inter-company and parent company accounting. See “Results of Operations,” below.

(d)	Represents the discontinued operations of Con Edison Communications. See Note T to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

The Companies’ results of operations for 2006, as compared with 2005, reflect milder weather in 2006, the Companies’ rate agreements (including the electric rate agreement that took effect in April 2005), expenditures related to the 2006 power outages discussed under “Power Outage Proceedings” in Note B to the financial statements, increased interest expense and improved results for the competitive energy businesses including mark-to-market effects. The following table presents the estimated effect on earnings per share and net income for 2006 as compared with 2005 and 2005 as compared with 2004:

	2006		2005
	Earnings per Share	Net Income (Millions of Dollars)	Earnings per Share	Net Income (Millions of Dollars)
Con Edison of New York
Sales growth	$0.12	$28	$0.16	$37
Impact of weather	(0.32)	(79)	0.17	40
Electric rate agreement	0.74	181	0.72	170
Gas rate agreement	0.09	22	0.13	33
Steam rate agreement	0.07	18	0.20	47
Queens power outage	(0.14)	(34)	-	-
Operations and maintenance expense – other	(0.28)	(67)	(0.26)	(61)
Depreciation and property taxes	(0.27)	(66)	(0.37)	(88)
Pension and other postretirement benefit costs	0.01	3	(0.19)	(45)
2004 non-cash rate agreement charges	-	-	0.34	80
Allowance for funds used during construction	(0.03)	(5)	(0.11)	(26)
Interest charges – timing of deductions of construction-related costs	(0.07)	(17)	-	-
Interest charges – other	(0.13)	(31)	(0.02)	(2)
Other (includes dilutive effect of new stock issuances)	0.11	39	(0.12)	(9)
Total Con Edison of New York	(0.10)	(8)	0.65	176
Orange and Rockland Utilities	(0.02)	(4)	0.01	3
Competitive energy businesses
Earnings excluding net mark-to-market effects	0.24	58	0.03	8
Mark-to-market effects	(0.08)	(19)	(0.04)	(6)
Other, including parent company expenses	(0.08)	(21)	0.02	2
Discontinued operations	0.05	12	-	(1)
Total	$0.01	$18	$0.67	$182

See “Results of Operations” below for further discussion and analysis of results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Risk Factors

The Companies’ businesses are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect actual operating results, cash flows and financial condition. These risk factors include:

The Utilities’ Revenues And Results Of Operations Reflect Regulatory Actions—The Utilities have rate plans approved by state utility regulators that cover the prices they can charge their customers. The prices are generally designed to cover the Utilities’ cost of service (including a return on equity) and generally may not be changed during the specified terms of the rate plans other than for the recovery of energy costs and limited other exceptions. The rate plans generally include earnings adjustments for meeting or failing to meet certain standards. Certain of the plans require action by regulators at their expiration dates, which may include approval of new plans with different provisions. Regulators may also take actions affecting the company outside of the framework of the approved rate plans. The regulators in the states in which the Utilities provide service generally permit the Utilities to recover from their customers the cost of service, other than any cost that is determined to have been imprudently incurred. The Utilities’ regulatory filings can involve complex accounting and other calculations. See “Application of Critical Accounting Polices” and “Regulatory Matters,” below.

Con Edison’s Ability To Pay Dividends Or Interest Is Subject To Regulatory Restrictions—Con Edison’s ability to pay dividends on its common stock or interest on its external borrowings depends primarily on the dividends and other distributions it receives from its businesses. The dividends that the Utilities may pay to Con Edison are generally limited to not more than 100 percent of their respective income available for dividends calculated on a two-year rolling average basis, with certain exceptions. See “Dividends” in Note C to the financial statements.

The Companies Purchase Energy For Their Customers—A disruption in the wholesale energy markets or in the Companies’ energy supply arrangements could adversely affect their ability to meet their customers’ energy needs and the Companies’ results of operations. The Companies have policies to manage the economic risks related to energy supply, including related hedging transactions and the risk of a counterparty’s non-performance. The Utilities generally recover their prudently incurred fuel, purchased power and gas costs, including the cost of hedging transactions, in accordance with rate provisions approved by state regulators. Con Edison’s competitive energy businesses enter into hedging transactions to manage their commodity-related price and volumetric risks. See “Financial and Commodity Market Risks,” below.

Energy Market Prices Are Volatile—The impact of changing energy market prices on the Companies is mitigated by their energy management policies and rate provisions pursuant to which the Utilities recover energy supply costs. See “Financial and Commodity Market Risks,” below. High energy market prices result in increases in energy costs billed to customers that could result in decreased energy usage. If this were to occur, until the Utilities’ rates were adjusted to offset the effect of decreased usage, the Utilities would have decreased energy delivery revenues. Prices for electricity, fuel oil and gas could also affect the value of Con Edison’s competitive energy businesses.

The Utilities Have A Substantial Ongoing Utility Construction Program—The Utilities estimate that their construction expenditures will exceed $5.9 billion over the next three years. The ongoing construction program includes large energy transmission, substation and distribution system projects. The failure to complete these projects in a timely manner could adversely affect the Utilities’ ability to meet their customers’ growing energy needs with the high level of reliability that they currently provide. The Utilities expect to use internally-generated funds, equity contributions from Con Edison and external borrowing to fund the construction expenditures.

The Companies Are Active Participants in Financial Markets—Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability and their cost to borrow funds. The Companies’ commercial paper and unsecured debt are rated by Moody’s Investors Services, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch). The current ratings are shown in “Liquidity and Capital Resources—Capital Resources,” below. Changes to financial market conditions could also adversely affect the return on investment of the plan assets for the Companies’ pension and other postretirement benefit plans. See “Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits” and “Financial and Commodity Market Risks,” below.

The Companies Operate Essential Energy Facilities And Other Systems—The Utilities provide electricity, gas and steam service using energy facilities that are located either in, or close to, public places. A failure of, or damage to, these facilities could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. See “Power Outage Proceedings” in Note B to the financial statements. The Companies have information systems relating to their operations, billing, accounting and other matters, the failure of which could adversely affect the Companies’ operations and liquidity. In the event of failure or damage to these facilities or systems, the Utilities could incur substantial liability, higher costs and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

increased regulatory requirements. The Utilities have training, operating, security, maintenance and capital programs designed to provide for the safe and reliable operation of their energy facilities and information systems.

Con Edison’s Competitive Energy Businesses Are In Evolving Markets—Con Edison’s competitive energy businesses are active in evolving markets that are affected by the actions of governmental agencies, other organizations (such as independent system operators) and other competitive businesses. Compared to the Utilities, the profitability of their products and services and the recoverability of Con Edison’s investment in these competitive energy businesses is not as predictable.

The Companies May Be Affected By The Application Of Critical Accounting Policies And Rules—The application of the Companies’ critical accounting policies reflects complex judgments, assumptions and estimates. These policies, which are described in “Application of Critical Accounting Policies,” below, include industry specific accounting applicable to regulated public utilities, the accounting and funding rules applicable to pensions and other postretirement benefits, and accounting for contingencies, long-lived assets, derivative instruments, goodwill and leases. New accounting policies or rules or changes to current accounting policies, rules or interpretations of such policies or rules that affect the Companies’ financial statements may be adopted by the relevant accounting or other authorities.

The Companies Are Exposed To Risks Relating To Environmental Matters—Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or produced in the course of the Utilities’ operations and are present on properties or in facilities and equipment currently or previously owned by them. See “Environmental Matters,” below and Note G to the financial statements. Electric and magnetic fields (EMF) are found wherever electricity is used. If a causal relationship between EMF and adverse health effects were established, there could be a material adverse effect on the Companies. Negative perceptions about EMF can make it more difficult to construct facilities needed for the Companies’ operations.

The Companies Are Subject To Extensive Government Regulation And Taxation—The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. The Companies’ federal income tax returns reflect certain tax positions with which the Internal Revenue Service, which has essentially completed its audits of the tax returns through 2001, does not or may not agree. See Notes J and L to the financial statements. The Companies may be subject to new laws or regulations or the revision or reinterpretation of existing laws or regulations which could have a material adverse effect on the Companies.

The Companies Face Weather And Other Risks That Are Beyond Their Control—The Companies’ results of operations can be affected by changes in the weather, which directly influences the demand for electricity, gas and steam and can affect the price of energy commodities. The cost of repairing damage to the Companies’ facilities and the potential disruption of their operations due to heat, storms, natural disasters, wars, terrorist acts and other catastrophic events could be substantial. See “Power Outage Proceedings” in Note B to the financial statements. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the New York or United States economy. A lower level of economic activity for these or other reasons could result in a decline in energy consumption, which could adversely affect the Companies’ revenues and earnings and limit the Companies’ future growth prospects.

Forward-Looking Statements

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those discussed under “Risk Factors,” above.

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

Accounting for Regulated Public Utilities – SFAS No. 71

The Utilities are subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and the accounting requirements of the Federal Energy Regulatory Commission and state public utility regulatory authorities having jurisdiction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

SFAS No. 71 specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or “regulatory assets” under SFAS No. 71. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities” under SFAS No. 71.

The Utilities’ principal regulatory assets and liabilities are listed in Note B to the financial statements. The Utilities are each receiving or being credited with a return on all regulatory assets for which a cash outflow has been made. The Utilities are each paying or being charged with a return on all regulatory liabilities for which a cash inflow has been received. The regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

In the event that regulatory assets of the Utilities were no longer probable of recovery (as required by SFAS No. 71), these regulatory assets would be charged to earnings. At December 31, 2006, the regulatory assets for Con Edison and Con Edison of New York were $4.6 billion and $4.2 billion, respectively.

Accounting for Pensions and Other Postretirement Benefits

The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison’s competitive energy businesses also provide such benefits to certain of their employees. The Companies account for these benefits in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In addition, the Utilities apply SFAS No. 71 to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes E and F to the financial statements for information about the Companies’ accounting for the adoption of SFAS No. 158, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2006, 2005 and 2004.

Primarily because of the amortization of previous years’ net investment gains and deferrals of certain pension expenses in accordance with its rate agreements, Con Edison of New York’s pension expense for 2006, 2005 and 2004 was negative, resulting in a credit in each year. Investment gains and losses on plan assets are fully recognized in expense over a 15-year period (20 percent of the gains and losses for each year begin to amortize in each of the following five years and the amortization period for each 20 percent portion of the gains and losses is ten years). This amortization is in accordance with the Statement of Policy issued by the PSC and is permitted under SFAS No. 87.

The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and Con Edison of New York’s current estimates for 2007 are increases, compared with 2006, in their pension and other postretirement benefits cost of $35 million, respectively. The increases reflect the amortization of prior period actuarial losses associated with asset returns lower than assumed levels and changes to the discount rate. The discount rate used to determine 2007 pension and other postretirement benefit accounting cost is 6.0 percent and the expected return on plan assets (tax-exempt assets for postretirement benefit accounting costs) is 8.5 percent.

Amortization of market gains and losses experienced in previous years is expected to increase Con Edison’s and Con Edison of New York’s pension and other postretirement benefit costs by an additional $20 million and $19 million, respectively, in 2008. A 5.0 percentage point variation in the actual annual return in 2007, as compared with the expected annual asset return of 8.5 percent would change pension and other postretirement benefit costs for both Con Edison and Con Edison of New York by approximately $16 million, in 2008.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa and Aaa, by Moody’s) corporate bonds with the projected stream of benefit payments. Due to declines in interest rates between year-end 2003 and year-end 2005, the Companies reduced the discount rate used to calculate 2006 pension and other postretirement benefit costs to 5.7 percent compared with 5.9 percent and 6.3 percent in 2005 and 2004, respectively.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

The following table illustrates the effect on 2006 pension and other postretirement costs of changing the critical actuarial assumptions discussed above, while holding all other actuarial assumptions constant:

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
	(Million of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25%)	$29	$4	$33
Con Edison of New York	(0.25%)	$27	$3	$30
Expected return on plan assets
Con Edison	(0.25%)	$19	$2	$21
Con Edison of New York	(0.25%)	$18	$2	$20
Health care trend rate
Con Edison	1.00%	-	$6	$6
Con Edison of New York	1.00%	-	$3	$3

Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25%)	$264	$43	$307
Con Edison of New York	(0.25%)	$248	$37	$285
Health care trend rate
Con Edison	1.00%	-	$30	$30
Con Edison of New York	1.00%	-	$10	$10

Pension benefits are provided through a pension plan maintained by Con Edison to which Con Edison of New York, O&R and the competitive energy businesses make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.

The Companies were not required to make cash contributions to the pension plan in 2006 under funding regulations and tax laws. However, Con Edison of New York, O&R and Con Edison’s competitive energy businesses made discretionary contributions to the plan in 2006 of $66 million, $37 million and $1 million, respectively, and expect to make discretionary contributions in 2007 of $92 million, $33 million and $1 million, respectively.

The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible and for the Utilities, to the extent these costs are recovered under their rate agreements.

Accounting for Contingencies

SFAS No. 5, “Accounting for Contingencies,” applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Known material contingencies, which are described in the notes to the financial statements, include service interruptions experienced in 2006 (Note B), the Utilities’ responsibility for hazardous substances, such as asbestos, PCBs and coal tar that have been used or generated in the course of operations (Note G); certain tax matters (Notes J and L); and other contingencies (Note H). In accordance with SFAS No. 5, the Companies have accrued estimates of losses relating to the contingencies as to which loss is probable and can be reasonably estimated and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.

The Utilities generally recover costs for asbestos lawsuits, workers’ compensation and environmental remediation pursuant to their current rate plans. Changes during the terms of the rate plans to the amounts accrued for these contingencies would not impact earnings.

Accounting for Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that certain long-lived assets must be tested for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The carrying amount of a long-lived asset is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Under SFAS No. 144, an impairment loss is recognized if the carrying amount is not recoverable from such cash flows, and exceeds its fair value, which approximates market value.

Con Edison’s competitive energy businesses test their assets for impairment whenever events indicate that their carrying amount might not be recoverable. A critical element of this test is the forecast of future undiscounted cash flows to be generated from the long-lived assets. Forecast of these cash flows requires complex judgments about future operations, which are particularly difficult to make with respect to evolving industries such as the competitive energy businesses. Under SFAS No. 144, if alternative courses of action are under consideration or if a range is estimated for the amount of possible future cash flows, the probability of all possible outcomes must be weighted. With respect to the forecasted cash flows associated with Con Edison Development’s generation facilities, a 10 percent decrease in the estimated undiscounted cash flows for these

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

facilities would not result in an impairment charge. No impairments were identified by the tests in 2004 or 2006. As a result of the 2005 tests, Con Edison recognized impairment charges of $9 million ($5 million after tax) with respect to Con Edison Communications. See “Impairments” in Note A to the financial statements.

Accounting for Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Con Edison is required to annually test goodwill for impairment. See Note K to the financial statements. Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill.

The goodwill of $406 million at December 31, 2006, was most recently tested for impairment during the first quarter of 2006. This test did not require any second-step assessment and did not result in any impairment. The company’s most significant assumptions surrounding the goodwill impairment test relate to the estimates of reporting unit fair values. The company estimated fair values based primarily on discounted cash flows. A decrease in the forecasted cash flows of 10 percent would not have resulted in the carrying value of any reporting units exceeding their estimated fair values.

Accounting for Derivative Instruments

The Companies apply SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and other related accounting pronouncements to their derivative financial instruments. The Companies use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase and sale of electricity and gas and interest rate risk on certain debt securities. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Financial and Commodity Market Risks,” below and Note O to the financial statements.

Where the Companies are required to make mark-to-market estimates pursuant to SFAS No. 133, the estimates of gains and losses at a particular period end do not reflect the end results of particular transactions, and will most likely not reflect the actual gain or loss at the conclusion of a transaction. Substantially all of the estimated gains or losses are based on prices supplied by external sources such as the fair value of exchange traded futures and options and the fair value of positions for which price quotations are available through or derived from brokers or other market sources.

Accounting for Leases

The Companies apply SFAS No. 13, “Accounting for Leases” and other related pronouncements to their leasing transactions. See Note J to the financial statements for information about Con Edison Development’s “Lease In/Lease Out” or LILO transactions, a disallowance of tax losses by the Internal Revenue Service and a possible future charge to earnings. In accordance with SFAS No. 13, Con Edison accounted for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The principal factors affecting Con Edison’s liquidity are its investments in the Utilities, the dividends it pays to its shareholders and the dividends it receives from the Utilities and cash flows from financing activities, including, in 2006 and 2004, issuance of 12.2 million and 16.7 million shares of common stock for $510 and $578 million, respectively, of which $447 million and $512 million were invested in Con Edison of New York. In 2005, 2.8 million shares of common stock were issued for $78 million.

The principal factors affecting Con Edison of New York’s liquidity are its cash flows from operating activities, cash used in investing activities (including construction expenditures), the dividends it pays to Con Edison and cash flows from financing activities discussed below.

The Companies generally maintain minimal cash balances and use short-term borrowing to meet their working capital needs and other cash requirements. The Companies repay their short-term borrowings using funds from long-term financings and operating activities. The Utilities’ cost of capital, including working capital, is reflected in the rates they charge to their customers.

Each of the Companies believes that it will be able to meet its reasonably likely short-term and long-term cash requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

See “Risk Factors,” and “Application of Critical Accounting Policies—Accounting for Contingencies,” above, and “Regulatory Matters,” below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

Con Edison

(Millions of Dollars)	2006	2005	Variance 2006 vs. 2005	2004	Variance 2005 vs. 2004
Operating activities	$1,354	$790	$564	$1,311	$(521)
Investing activities	(1,918)	(1,274)	(644)	(1,531)	257
Financing activities	577	539	38	197	342
Net change	13	55	(42)	(23)	78
Balance at beginning of period	81	26	55	49	(23)
Balance at end of period	$94	$81	$13	$26	$55

Con Edison of New York

(Millions of Dollars)	2006	2005	Variance 2006 vs. 2005	2004	Variance 2005 vs. 2004
Operating activities	$1,163	$818	$345	$1,201	$(383)
Investing activities	(1,839)	(1,167)	(672)	(1,412)	245
Financing activities	662	400	262	188	212
Net change	(14)	51	(65)	(23)	74
Balance at beginning of period	61	10	51	33	(23)
Balance at end of period	$47	$61	$(14)	$10	$51

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as weather and economic conditions. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate agreements. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. See “Recoverable Energy Costs” in Note A to the financial statements.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation, deferred income tax expense and in 2004 charges in accordance with Con Edison of New York’s rate plans. For the Companies, principal non-cash credits also included prepaid pension costs and amortizations of certain net regulatory liabilities, including the tax effects, in accordance with its rate plan. See “Application of Critical Accounting Policies— Accounting for Pensions and Other Postretirement Benefits” and Notes E and F to the financial statements.

Net cash flows from operating activities in 2006 for Con Edison and Con Edison of New York were $564 million and $345 million higher, respectively, than in the 2005 period. The increase in net cash flows reflects increased deferred tax benefits, the timing of Con Edison of New York’s New York City property tax payments and higher energy prices in the last quarter of 2005. The company achieved a 1.5 percent reduction in its City property taxes for the fiscal year ending June 30, 2006 by prepaying the annual tax amount due on June 30, 2005 instead of paying semi-annual installments on their due dates (July 1, 2005 and January 1, 2006). For the fiscal year ending June 30, 2007, the company made a semi-annual installment on July 1, 2006. The higher 2005 energy prices resulted in higher accounts receivable, net of allowance for uncollectibles, and accounts payable at the end of 2005 and increased collections of receivables from customers and accounts payable payments in the 2006 period.

Net cash flows from operating activities in 2005 for Con Edison and Con Edison of New York were $521 million and $383 million lower, respectively, than in 2004. The decrease reflects primarily prepayment of New York City property taxes, described above, reduced deferred tax benefits and an increase in customer accounts receivable, offset in part by increases in accounts payable. The increases in customer accounts receivable and accounts payable reflect primarily higher energy market prices and higher sales and delivery volumes. See “Other Changes in Assets and Liabilities,” below.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities in 2006 for Con Edison and Con Edison of New York were $644 million and $672 million higher, respectively, than in 2005. The increases for the Companies reflect primarily increased utility construction expenditures and decreased net sale proceeds from the sale of certain properties ($60 million in 2006 as compared with $534 million in 2005). For Con Edison, the increase was partially offset, relative to Con Edison of New York, by $39 million of net proceeds from the completion of the sale of Con Edison Communications in March 2006.

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $257 million and $245 million lower, respectively, in 2005 than in the 2004, reflecting primarily $534 million of net proceeds from the completion in May 2005 of the sale of Con Edison of New York properties located on First

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Avenue in Manhattan, collectively referred to as the “First Avenue Properties” (see “Regulatory Assets and Liabilities” in Note B to the financial statements), partially offset by increased utility construction expenditures.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York increased $38 million and $262 million in 2006 compared with 2005, and increased $342 million and $212 million, respectively, in 2005 compared with 2004.

Con Edison’s cash flows from financing activities for the years ended December 31, 2006 and 2004, reflect the issuance through public offerings of 9.7 million and 14 million Con Edison common shares resulting in net proceeds of $447 million and $512 million, respectively, which were invested by Con Edison in Con Edison of New York.

Cash flows from financing activities for 2006, 2005 and 2004 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2006: 2.5 million shares for $63 million, 2005: 2.8 million shares for $78 million, 2004: 2.7 million shares for $66 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $40 million in 2006, $38 million in 2005 and $39 million in 2004.

Net cash flows from financing activities during the years ending December 31, 2006, 2005 and 2004 also reflect the following Con Edison of New York transactions:

2006

–	Issued $400 million 5.85% 30-year debentures, $250 million 5.30% 10-year debentures and $250 million 5.70% 30-year debentures, the proceeds of which were used for general corporate purposes;
–	Issued $400 million 6.20% 30-year debentures, the proceeds of which were used for general corporate purposes and to redeem in advance of maturity $100 million 7.75% debentures due 2026; and
–	Issued $400 million 5.50% 10-year debentures, the proceeds of which were used to redeem in advance of maturity $400 million 7.50% debentures due 2041.

2005

–	Issued $350 million 5.30% 30-year debentures, $125 million 5.25% 30-year debentures and $350 million 5.375% 10-year debentures, the proceeds of which were used for general corporate purposes;
–	Issued note for $126 million of variable-rate, tax-exempt Facilities Revenue Bonds due 2039, the proceeds of which were classified as restricted cash at June 30, 2005 and used together with other funds to redeem in advance of maturity $128 million 6.10% fixed-rate tax-exempt Facilities Revenue Bonds due 2020; and
–	Redeemed at maturity $100 million 6.625% 10-year debentures and $350 million 6.625% 5-year debentures.

2004

–	Issued notes for $344 million of variable-rate, tax-exempt Facilities Revenue Bonds, with various maturity dates between 28 and 35 years, the proceeds of which were used to redeem in advance of maturity fixed-rate tax-exempt Facilities Revenue Bonds, 5.25% due 2020, 5.375% due 2022, 6.0% due 2028 and 7.125% due 2029;
–	Issued $200 million 4.7% 10-year debentures and $200 million 5.7% 30-year debentures, the proceeds of which were used to redeem in advance of maturity $150 million 7.125% debentures due 2029 and for general corporate purposes;
–	Redeemed at maturity $150 million 7.625% 12-year debentures; and
–	Issued $275 million 4.7% 5-year debentures, the proceeds of which were used in July to redeem in advance of maturity $275 million 7.35% 40-year debentures.

Con Edison’s net cash flows from financing activities also include O&R’s financings. In 2006, O&R issued $75 million of 5.45% 10-year debentures. In 2005, O&R issued $40 million of 5.30% 10-year debentures. In 2004, $46 million of 5.22% Transition Bonds associated with securitization of previously deferred purchased power costs of O&R’s New Jersey subsidiary were issued.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at December 31, 2006, 2005 and 2004 and the average daily balances for 2006, 2005 and 2004 for Con Edison and Con Edison of New York were as follows:

(Millions of Dollars, except Weighted Average Yield)	2006		2005		2004
	Out- standing at Dec. 31	Daily average	Out- standing at Dec. 31	Daily average	Out- standing at Dec. 31	Daily average
Con Edison	$117	$448	$755	$210	$156	$166
Con Edison of New York	$-	$305	$520	$118	$100	$126
Weighted average yield	5.4%	5.0%	4.3%	3.3%	2.2%	1.2%

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

Other Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at December 31, 2006, compared with December 31, 2005, that have not impacted the Companies’ consolidated statements of cash flows.

(Millions of Dollars)	Con Edison 2006 vs. 2005 Variance	Con Edison of New York 2006 vs. 2005 Variance
Assets
Fair value of derivative assets	$(209)	$(175)
Deferred derivative losses	228	204
Prepaid pension costs	(1,474)	(1,474)
Regulatory asset—Unrecognized pension and other postretirement costs	1,929	1,776

Liabilities
Deferred derivative gains	(218)	(165)
Fair value of derivative liabilities	335	216

Upon adoption of SFAS No. 158, the Companies’ prepaid pension costs were eliminated and a regulatory asset for unrecognized pension and other postretirement costs was established. See Notes E and F to the financial statements.

In the context of decreasing energy market prices in 2006, the Companies’ policies for managing their energy purchases resulted in a decrease in the fair value of derivative assets (included in the consolidated balance sheets as a current asset) and an increase in the fair value of derivative liabilities at December 31, 2006 as compared with year-end 2005. For the Utilities, mark-to-market activity had no effect on net income as the amounts were deferred as regulatory assets/liabilities (deferred derivative losses/gains). In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, net of gains and losses on derivative instruments used to hedge energy purchases. The mark-to-market accounting for Con Edison’s competitive energy businesses resulted in a net increase in the fair value of derivative liabilities. The competitive energy businesses record mark-to-market gains and losses on derivative instruments in earnings in the reporting period in which such changes occur for contracts that do not meet the requirements of cash flow hedge accounting or for which such accounting has not been elected. For the Companies, changes in fair value of derivative instruments may lead to collateral payments made to or received from counterparties or brokers that are reflected in other current assets and other current liabilities.

Capital Resources

Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison expects to finance its capital requirements primarily from dividends it receives from its subsidiaries and through the sale of securities, including commercial paper and the issuance in 2007 of between $500 million and $700 million of Con Edison common shares in addition to stock issuances under its dividend reinvestment and employee stock plans. Con Edison’s ability to make payments on its external borrowings and dividends on its common shares is also dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries.

For information about restrictions on the payment of dividends by the Utilities and significant debt covenants, see Note C to the financial statements.

For information on the Companies’ commercial paper program and revolving credit agreements with banks, see Note D to the financial statements.

The Utilities expect to finance their operations and capital requirements from external borrowings, contributions of equity capital from Con Edison and internally-generated funds. The Utilities expect to finance their payment of dividends to Con Edison from internally-generated funds.

In May 2005, the PSC authorized Con Edison of New York to issue up to $4.4 billion of debt securities prior to December 31, 2009, of which the company had issued $1.675 billion at December 31, 2006. In January 2006, the PSC authorized O&R to issue up to $325 million of debt securities prior to December 31, 2009, of which the company had issued $75 million as of December 31, 2006. In addition, the PSC has authorized the Utilities’ to refund outstanding debt securities and preferred stock should the Utilities determine that it is economic to do so.

Con Edison’s competitive energy businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. See Note P to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 was:

Earnings to Fixed Charges (Times)	2006	2005	2004	2003	2002
Con Edison	2.9	3.1	2.6	3.1	3.1
Con Edison of New York	3.2	3.6	3.1	3.4	3.4

For each of the Companies, the common equity ratio at December 31, 2006, 2005 and 2004 was:

Common Equity Ratio (Percent of total capitalization)	2006	2005	2004
Con Edison	48.5	49.0	51.0
Con Edison of New York	50.0	50.7	52.9

The commercial paper of the Companies is rated P-1, A-2 and F1, respectively, by Moody’s, S&P and Fitch. Con Edison’s unsecured debt is rated A2, A- and A, respectively, by Moody’s, S&P and Fitch. The unsecured debt of Con Edison of New York is rated A1, A and A+, respectively, by Moody’s, S&P and Fitch. The unsecured debt of O&R is rated A2, A and A+, respectively, by Moody’s, S&P and Fitch. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Capital Requirements

The following table contains the Companies’ capital requirements for the years 2004 through 2006 and their current estimate of amounts for 2007 through 2009.

	Actual			Estimate
(Millions of Dollars)	2004	2005	2006	2007	2008	2009
Regulated utility construction expenditures
Con Edison of New York	$1,235	$1,541	$1,782	$1,870	$1,911	$1,790
O&R	79	87	110	125	127	125
Total regulated construction expenditures	1,314	1,628	1,892	1,995	2,038	1,915
Competitive businesses capital expenditures	38	19	6	8	5	6
Sub-total	1,352	1,647	1,898	2,003	2,043	1,921
Retirement of long-term securities at maturity*
Con Edison–parent company	-	-	-	-	200	-
Con Edison of New York	923	578	500	330	280	475
O&R	-	2	2	22	3	2
Competitive energy businesses	16	17	21	22	24	14
Total retirement of long-term securities at maturity	939	597	523	374	507	491
Total	$2,291	$2,244	$2,421	$2,377	$2,550	$2,412

*	Includes long-term securities redeemed in advance of maturity.

Con Edison of New York’s utility construction expenditures reflect programs to meet growth in the demand for electricity and reliability needs, gas infrastructure expenditures and expenditures for permanent electric, gas and steam system restoration following the 2001 World Trade Center attack. Amounts for 2004 and 2005 also include expenditures for the East River Repowering Project. The increases in 2006 reflect a higher level of expenditures for electric substations and ongoing improvements and reinforcements of the electric distribution system.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Contractual Obligations

The following table summarizes the Companies’ material obligations at December 31, 2006, to make payments pursuant to contracts. Long-term debt, capital lease obligations and other long-term liabilities are included on their balance sheets. Operating leases, non-utility generator (NUG) contracts and other purchased power agreements (PPAs) (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt (Note C)
Con Edison of New York	$7,276	$330	$755	$625	$5,566
O&R	459	22	5	61	371
Competitive energy businesses and parent	959	22	238	35	664
Interest on long-term debt	7,681	494	921	751	5,515
Total Long-term debt, including interest	16,375	868	1,919	1,472	12,116
Capital lease obligations (Note J)
Con Edison of New York	42	7	16	14	5
Operating leases (Notes J and P)
Con Edison of New York	332	39	79	79	135
O&R	7	2	3	2	-
Competitive energy businesses	10	2	4	1	3
Total operating leases	349	43	86	82	138
Purchase obligations
Non-utility generator contracts and purchase power agreements – Utilities (Note I)
Con Edison of New York
Energy (a)	14,598	1,091	2,223	1,413	9,871
Capacity	5,487	505	1,038	1,034	2,910
Total Con Edison of New York	20,085	1,596	3,261	2,447	12,781
O&R
Energy and Capacity (a)	174	100	74	-	-
Total non-utility generator contracts and purchase power agreements – Utilities	20,259	1,696	3,335	2,447	12,781
Natural gas supply, transportation, and storage contracts – Utilities (b)
Con Edison of New York
Natural gas supply	1,264	544	651	69	-
Transportation and storage	432	141	202	71	18
Total Con Edison of New York	1,696	685	853	140	18
O&R
Natural gas supply	296	110	168	18	-
Transportation and storage	99	34	48	14	3
Total O&R	395	144	216	32	3
Total natural gas supply, transportation and storage contracts	2,091	829	1,069	172	21
Other purchase obligations (c)
Con Edison of New York	1,869	1,185	596	58	30
O&R	144	83	47	11	3
Total other purchase obligations	2,013	1,268	643	69	33
Competitive energy businesses commodity and service agreements (d)	650	387	51	47	165
Total	$41,779	$5,098	$7,119	$4,303	$25,259

(a)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.

(b)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.

(c)	Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing systems as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. The Utilities believe that unreasonable effort and expense would be involved to modify their purchasing systems to enable them to report their “Other Purchase Obligations” in a different manner.

(d)	Amounts represent commitments to purchase minimum quantities of electric energy and capacity, natural gas, natural gas pipeline capacity and generating plant services entered into by Con Edison’s competitive energy businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

The Companies’ commitments to make payments in addition to these contractual commitments include their other liabilities reflected in their balance sheets, any funding obligations for their pension and other postretirement benefit plans, financial hedging activities, their collective bargaining agreements and Con Edison’s guarantees of certain obligations of its businesses. See Notes E, F, P and “Guarantees” in Note H to the financial statements.

Electric Power Requirements

In 2006, the Utilities purchased substantially all of the energy they sold to customers pursuant to firm contracts and through the NYISO’s wholesale electricity market. Con Edison expects that these resources will again be adequate to meet the requirements of its customers in 2007.

In general, the Utilities recover prudently-incurred purchased power costs pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction. See “Financial and Commodity Market Risks—Commodity Price Risk,” below and “Recoverable Energy Costs” in Note A to the financial statements. From time to time certain parties have petitioned the PSC to review these provisions, the elimination of which could have a material adverse effect on the Companies’ financial position, results of operations or liquidity.

To reduce the volatility of electric energy costs, the Utilities have firm contracts to purchase electric energy and enter into derivative transactions to hedge the costs of a portion of their expected purchases under these contracts and through the NYISO’s wholesale electricity market, which together cover a substantial portion of the electric energy expected to be sold to customers in 2007. See Notes I and O to the financial statements. O&R’s New Jersey subsidiary entered into firm contracts to purchase electric energy for substantially all of the electric energy expected to be sold to its customers in 2007.

Con Edison of New York also owns generating stations in New York City associated primarily with its steam system. As of December 31, 2006, the generating stations had a combined electric capacity of approximately 709 MW. O&R does not own any electric generating capacity.

In a July 1998 order, the PSC indicated that it “agree(s) generally that Con Edison of New York need not plan on constructing new generation as the competitive market develops,” but considers “overly broad” and did not adopt Con Edison of New York’s request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity. Con Edison of New York monitors the adequacy of the electric capacity resources and related developments in its service area, and works with other parties on long-term resource adequacy issues within the framework of the NYISO.

For information about transmission issues arising from the proposed closure of the Lovett generating station located in O&R’s service territory see “Generating Assets Sold to Mirant” in Note H to the financial statements.

Con Edison’s competitive energy businesses sell electricity to wholesale and retail customers in the NYISO, PJM Interconnection (PJM), ISO New England (ISO-NE) and other markets. In addition, at December 31, 2006, Con Edison Development owned equity interests in electric generating facilities equivalent to 1,668 MW of net generating capacity, substantially all of which is located within the PJM or the ISO-NE. Con Edison Energy sells the electricity from these generating facilities on the wholesale electricity markets or under contract. See “Financial and Commodity Market Risks—Commodity Price Risk,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Regulatory Matters

The following table, which summarizes certain significant provisions of the Utilities’ principal rate agreements, should be read in conjunction with, and is subject to, the more detailed discussion of the agreements in Note B to the financial statements.

Effective Period	Rate Increases	Amortization To Income of Net Regulatory (Assets) and Liabilities	Other Significant Revenue Sources	Return on Equity Sharing Threshold	Earnings Sharing Terms* (Shareholders / Customers)
	(Millions of Dollars, except percentages)
Con Edison of New York – Electric
April 2005 - March 2008	Yr. 1 -$104.6 Yr. 2 - None Yr. 3 -$220.4****	Yr. 1 - $128 Yr. 2 - $173 Yr. 3 - $249	$60 of annual transmission congestion contracts revenues Transmission and distribution plant reconciliation	11.40%	11.4% - 13% - 50/50 > 13% - 25/75
Con Edison of New York – Gas
October 2004 - September 2007	Yr. 1 - $46.8 Yr. 2 - None Yr. 3 - None	$41 over 3 yrs.	$35 of annual non- firm revenues	11.75%	50/50
Con Edison of New York – Steam
October 2006 - September 2008	None	$53 over 2 yrs.	East River Repowering Project carrying costs	11.00%	11% - 12% - 50/50 >12% - 25/75
O&R – Electric (NY)
July 2003 - October 2006	None	$(11) over 3 yrs.	-	12.75%**	50/50
O&R—Gas***
November 2006 - October 2009	Yr. 1 - $6.5 Yr. 2 - $6.5 Yr. 3 - $6.3	$(3) over 3 yrs.	-	11.00%	11% - 12% - 50/50 12% - 14% - 35/65 >14% - 0/100

*	Subject to limitation for cost reconciliations described in Note B to the financial statements.

**	Ended June 30, 2006.

***	Reflects phase-in of rate increase discussed in Note B to the financial statements.

****	$ 60 million accrued to income in rate year 2.

Con Edison of New York expects to file a request in May 2007 for a new electric rate plan to be effective April 1, 2008. The company anticipates that the requested rate plan will include a substantial rate increase, principally to reflect the capital investments the company has made, and plans to continue to make, in its electric transmission and distribution systems to meet the growing needs of its customers. In November 2006, the company filed a request with the PSC for a net increase in the rates it charges for gas service, effective October 1, 2007, of $197 million.

In June 2006, O&R’s New Jersey subsidiary, RECO, filed a request with the NJBPU for new electric rates, to be effective April 2007. In December 2006, the PSC ordered O&R to demonstrate why its electric rates should not be reduced. In February 2007, O&R filed its response with the PSC which states that rates should not be reduced and that the issues regarding earnings sharing targets and deferral recovery mechanisms raised by the PSC should be examined in a proceeding setting rates for O&R.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

The Companies are actively participating in regulatory proceedings at the federal level that are underway to implement the Energy Policy Act of 2005, such as the implementation of mandatory reliability standards through the North American Electric Reliability Council and efforts to increase investment in infrastructure, including implementation of transmission pricing incentives. The Companies also participate in other federal regulatory proceedings that affect electric capacity and energy markets in New York and PJM regions, and those that affect gas pipeline companies.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed rate-debt with varying maturities and through opportunistic refinancing of debt. The Companies estimate that each 10 percent variation in interest rates applicable to Con Edison’s and Con Edison of New York’s variable rate debt and commercial paper would result in a change in annual interest expense of $7 million and $6 million, respectively.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Hedging” in Note O to the financial statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures. See Note O to the financial statements.

Con Edison estimates that, as of December 31, 2006, each 10 percent change in market prices would result in a change in fair value of $146 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $117 million is for Con Edison of New York and $29 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the years ended December 31, 2006, and 2005, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2006	2005
	(Millions of Dollars)
Average for the period	$3	$3
High	10	15
Low	1	1

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the company has a legally enforceable right of setoff.

The Utilities had $60 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at December 31, 2006, of which $2 million was with investment-grade counterparties and $58 million was with commodity exchange brokers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Con Edison’s competitive energy businesses had $196 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at December 31, 2006, of which $166 million was with investment grade counterparties and $29 million was with commodity exchanges or independent system operators. The remaining $1 million was with entities which lacked ratings or whose ratings were not investment grade.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. See “Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits,” above. The Companies’ current investment policy for pension plan assets includes investment targets of 65 percent equities and 35 percent fixed income and other securities. At December 31, 2006, the pension plan investments consisted of 66 percent equity and 34 percent fixed income and other securities. See Notes E and F to the financial statements.

Environmental Matters

For information concerning potential liabilities arising from laws and regulations protecting the environment and from claims relating to alleged exposure to asbestos, see Note G to the financial statements.

Impact of Inflation

The Companies are affected by the decline in the purchasing power of the dollar caused by inflation. Regulation permits the Utilities to recover through depreciation only the historical cost of their plant assets even though in an inflationary economy the cost to replace the assets upon their retirement will substantially exceed historical costs. The impact is, however, partially offset by the repayment of the Companies’ long-term debt in dollars of lesser value than the dollars originally borrowed. Also, to the extent the Companies’ prices change by more or less than inflation, the real price of the Companies’ services will increase or decline. Over the past 20 years, for example, the real price of electric service has declined substantially.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies—Accounting for Contingencies” and Notes B, G, H, J and L to the financial statements.

Results of Operations

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies,” above), rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters,” above) and demand for utility service. Demand for utility service is affected by weather, economic conditions and other factors.

The Companies’ results of operations for the 12 months ended December 31, 2006 reflect milder weather in 2006, the Utilities’ rate agreements, expenditures related to the 2006 power outages, increased interest expense and the results of the competitive energy businesses including mark-to-market effects. For additional information about major factors affecting earnings, see “Results of Operations—Summary,” above.

In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers (see “Recoverable Energy Costs” in Note A and “Regulatory Matters” in Note B to the financial statements). Accordingly, such costs do not generally affect the Companies’ results of operations. Management uses the term “net revenues” (operating revenues less such costs) to identify changes in operating revenues that may affect the Companies’ results of operations. Management believes that, although “net revenues” may not be a measure determined in accordance with accounting principles generally accepted in the United States of America, the measure facilitates the analysis by management and investors of the Companies’ results of operations.

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2006, 2005 and 2004 follows. For additional business segment financial information, see Note N to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

The Companies’ results of operations (which were discussed above under “Results of Operations—Summary”) in 2006 compared with 2005 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$496	4.3%	$61	0.7%	$(6)	(0.7)%	$441	27.7%
Purchased power	181	3.9	(270)	(8.1)	(14)	(4.4)	465	44.0
Fuel	(82)	(10.0)	(1)	(0.2)	-	-	(81)	(27.9)
Gas purchased for resale	(73)	(6.3)	(63)	(6.5)	7	4.9	(17)	(36.2)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	470	9.5	395	8.9	1	0.3	74	37.6
Other operations and maintenance	216	12.8	195	13.7	8	4.5	13	14.9
Depreciation and amortization	37	6.3	36	7.1	1	2.9	-	-
Taxes, other than income taxes	68	5.7	69	6.2	-	-	(1)	(4.2)
Income taxes	46	12.7	26	7.9	(6)	(19.4)	26	Large
Operating income	103	8.9	69	6.6	(2)	(2.8)	36	81.8
Other income less deductions and related federal income tax	(11)	(28.2)	5	17.9	3	Large	(19)	(95.0)
Net interest expense	86	18.5	82	22.5	4	16.7	-	-
Income from continuing operations	6	0.8	(8)	(1.2)	(3)	(6.1)	17	Large
Discontinued operations	12	92.3	N/A	N/A	N/A	N/A	12	92.3
Net income	$18	2.5%	$(8)	(1.2)%	$(3)	(6.1)%	$29	Large

*	Represents the consolidated financial results of Con Edison and its businesses.

**	Includes inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in 2006 compared with 2005 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended

Description	December 31, 2006	December 31, 2005	Variation	Percent Variation	December 31, 2006	December 31, 2005	Variation	Percent Variation
Residential/Religious	12,590	13,690	(1,100)	(8.0)%	$2,631	$2,884	$(253)	(8.8)%
Commercial/Industrial	13,409	15,402	(1,993)	(12.9)	2,460	2,869	(409)	(14.3)
Retail access customers	19,256	16,848	2,408	14.3	1,040	679	361	53.2
NYPA, Municipal Agency and other sales	11,021	11,396	(375)	(3.3)	310	337	(27)	(8.0)
Other operating revenues	-	-	-	-	611	179	432	Large
Total	56,276	57,336	(1,060)	(1.8)%	$7,052	$6,948	$104	1.5%

Con Edison of New York’s electric operating revenues were $104 million higher in 2006 than in 2005, due primarily to increased recoverable fuel costs ($52 million), sales growth ($38 million), increased collections for demand side management programs ($31 million), the electric rate plan that took effect in April 2005 ($213 million), recovery of costs relating to the East River Repowering Project ($19 million), a reversal of a portion of the provision for refund to customers of shared earnings above the target level accrued in 2005 ($70 million) and a 2005 provision for refund to customers of deferred taxes associated with the sale of the First Avenue Properties ($23 million), offset in part by a decrease in purchased power costs ($286 million) and the impact of the milder weather ($91 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements.

Electric delivery volumes in Con Edison of New York’s service area decreased 1.8 percent in 2006 compared with 2005, primarily reflecting milder weather in 2006 compared with 2005. After adjusting for variations, principally weather and billing days, electric delivery volumes in Con Edison of New York’s service area increased 1.8 percent in 2006 compared with 2005.

Con Edison of New York’s electric fuel costs increased $52 million, reflecting higher sendout volumes from the company’s generating facilities ($59 million), offset by a decrease in unit costs ($7 million). Electric purchased power costs decreased $286 million in 2006 compared with 2005 reflecting a decrease in purchased volumes associated with milder 2006 weather and additional customers obtaining their energy supply through competitive providers ($547 million), partially offset by an increase in unit costs ($261 million).

Con Edison of New York’s electric operating income increased $54 million in 2006 compared with 2005. The increase reflects higher net revenues ($340 million, due principally to the electric rate agreement), offset in part by higher operations and maintenance costs ($175 million, due primarily to power outages ($63 million), compensation for spoilage of food associated with certain of the outages ($9 million), demand side management program expenses ($31 million), East River Repowering Project costs ($19 million), higher expenses relating to uncollectible customer accounts ($7 million), increased transmission and distribution expenses ($19 million) and recognition of expense for stock-based compensation ($7 million)), taxes other than income taxes ($60 million, principally property taxes) and depreciation ($21 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in 2006 compared with 2005 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2006	December 31, 2005	Variation	Percent Variation	December 31, 2006	December 31, 2005	Variation	Percent Variation
Residential	40,589	48,175	(7,586)	(15.7)%	$781	$816	$(35)	(4.3)%
General	31,269	36,800	(5,531)	(15.0)	471	493	(22)	(4.5)
Firm transportation	23,688	19,088	4,600	24.1	105	69	36	52.2
Total firm sales and transportation	95,546	104,063	(8,517)	(8.2)	1,357	1,378	(21)	(1.5)
Interruptible sales	11,995	13,128	(1,133)	(8.6)	121	149	(28)	(18.8)
NYPA	41,057	22,305	18,752	84.1	4	4	-	-
Generation plants	64,365	48,564	15,801	32.5	46	50	(4)	(8.0)
Other	19,324	18,103	1,221	6.7	30	25	5	20.0
Other operating revenues	-	-	-	-	55	24	31	Large
Total	232,287	206,163	26,124	12.7%	$1,613	$1,630	$(17)	(1.0)%

Con Edison of New York’s gas operating revenues in 2006 decreased $17 million compared with 2005, reflecting primarily a decrease in purchased gas costs ($63 million), offset in part by higher non-firm revenues ($7 million) and the gas rate plan ($30 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements.

Con Edison of New York’s sales and transportation volumes for firm customers decreased 8.2 percent in 2006 compared with 2005 reflecting primarily the impact of the milder winter and spring weather in 2006. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 1.3 percent in 2006. Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s purchased gas cost decreased $63 million in 2006 compared with 2005 due to lower sendout ($206 million), offset in part by higher unit costs ($143 million).

Con Edison of New York’s gas operating income increased $16 million in 2006 compared with 2005. The increase reflects primarily higher net revenues ($46 million), offset in part by higher operations and maintenance expense ($15 million), taxes other than income taxes ($6 million, principally property taxes), income taxes ($5 million) and depreciation ($4 million).

Steam

Con Edison of New York’s steam sales and deliveries in 2006 compared with 2005 were:

	Millions of Pounds Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended

Description	December 31, 2006	December 31, 2005	Variation	Percent Variation	December 31, 2006	December 31, 2005	Variation	Percent Variation
General	515	655	(140)	(21.4)%	$21	$22	$(1)	(4.5)%
Apartment house	6,774	7,748	(974)	(12.6)	174	173	1	0.6
Annual power	15,961	18,474	(2,513)	(13.6)	405	417	(12)	(2.9)
Other operating revenues	-	-	-	-	23	37	(14)	(37.8)
Total	23,250	26,877	(3,627)	(13.5)%	$623	$649	$(26)	(4.0)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Con Edison of New York’s steam operating revenues decreased $26 million in 2006 compared with 2005, due primarily to the milder weather in 2006 ($38 million) net purchased power, fuel costs and timing of fuel recoveries ($23 million), offset in part by the net increase in rates under the steam rate plan ($30 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements.

Steam sales and delivery volumes decreased 13.5 percent in 2006 compared with 2005, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 0.6 percent in 2006.

Con Edison of New York’s steam purchased power costs increased $16 million in 2006 compared with 2005 due primarily to increased purchased volumes. Steam fuel costs decreased $53 million due primarily to lower sendout volumes ($41 million) and lower unit costs ($12 million).

Steam operating income decreased $1 million in 2006 compared with 2005 reflecting higher depreciation expense ($11 million), income taxes ($10 million), operations and maintenance costs ($5 million) and taxes other than income taxes ($3 million, principally property taxes), offset in part by higher net revenues ($10 million) and recovery of costs related to the East River Repowering Project ($19 million).

Taxes Other Than Income Taxes

At over $1 billion, taxes other than income taxes remain one of Con Edison of New York’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

(Millions of Dollars)	2006		2005		Increase/ (Decrease)
Property taxes	$869		$796		$73
State and local taxes related to revenue receipts	253		267		(14)
Payroll taxes	54		52		2
Other taxes	7		(1)		8
Total	$1,183	(a)	$1,114	(a)	$69

(a)	Including sales tax on customers’ bills, total taxes other than income taxes billed to customers in both 2006 and 2005 were $1.5 billion.

Income Taxes

Operating income taxes increased $26 million in 2006 compared with 2005, due principally to higher income in the 2006 period.

Net Interest Expense

Net interest expense increased $82 million in 2006 compared with 2005, due principally to $28 million of interest accrued for the potential repayment of tax benefits from the timing of tax deductions of certain construction related costs (see Note L to the financial statements), new debt issuances since December 31, 2005, higher interest rates on variable-rate debt and higher interest rates on and principal amounts of commercial paper.

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in 2006 compared with 2005 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2006	December 31, 2005	Variation	Percent Variation	December 31, 2006	December 31, 2005	Variation	Percent Variation
Residential/Religious	1,803	1,905	(102)	(5.4)%	$252	$254	$(2)	(0.8)%
Commercial/Industrial	2,094	2,276	(182)	(8.0)	237	248	(11)	(4.4)
Retail access customers	1,765	1,836	(71)	(3.9)	76	81	(5)	(6.2)
Public authorities	114	114	-	-	14	14	-	-
Other operating revenues	-	-	-	-	3	(1)	4	Large
Total	5,776	6,131	(355)	(5.8)%	$582	$596	$(14)	(2.3)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

O&R’s electric operating revenues decreased $14 million in 2006 compared with 2005 due primarily to decreased recoverable purchased power costs ($14 million). O&R’s purchased power costs decreased $14 million in 2006 compared with 2005 due to a decrease in purchased volumes associated with milder 2006 weather. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements.

Electric delivery volumes in O&R’s service area decreased 5.8 percent in 2006 compared with 2005 primarily as a result of the milder weather in 2006. After adjusting for weather variations and unbilled revenues, electric delivery volumes in O&R’s service area increased 0.1 percent in 2006 compared with 2005.

Electric operating income decreased by $1 million in 2006 compared with 2005.

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in 2006 compared with 2005 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended

Description	December 31, 2006	December 31, 2005	Variation	Percent Variation	December 31, 2006	December 31, 2005	Variation	Percent Variation
Residential	7,758	9,307	(1,549)	(16.6)%	$135	$131	$4	3.1%
General	1,892	2,269	(377)	(16.6)	31	30	1	3.3
Firm transportation	9,058	9,841	(783)	(8.0)	32	32	-	-
Total firm sales and transportation	18,708	21,417	(2,709)	(12.6)	198	193	5	2.6
Interruptible sales	5,856	6,458	(602)	(9.3)	28	29	(1)	(3.5)
Generation plants	3,036	1,434	1,602	Large	3	2	1	50.0
Other	939	1,072	(133)	(12.4)	-	-	-	-
Other gas revenues	-	-	-	-	7	4	3	75.0
Total	28,539	30,381	(1,842)	(6.1)%	$236	$228	$8	3.5%

O&R’s gas operating revenues increased $8 million in 2006 compared with 2005. The increase is due primarily to higher costs of gas purchased for resale in 2006.

Sales and transportation volumes for firm customers decreased 12.6 percent in 2006 compared with 2005 reflecting the impact of the milder winter and spring weather in 2006. After adjusting for weather and other variations, total firm sales and transportation volumes were 2.8 percent lower in 2006 compared with 2005 partially due to reduced customer usage. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Non-firm transportation of customer-owned gas to electric generating plants increased in 2006 compared with 2005 because certain facilities resumed burning gas to generate electricity. The increase in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income decreased by $1 million in 2006 compared with 2005.

Taxes Other Than Income Taxes

Taxes, other than income taxes, were the same in 2006 compared with 2005. The principal components of taxes, other than income taxes, were:

(Millions of Dollars)	2006		2005		Increase/ (Decrease)
Property taxes	$30		$30		$-
State and local taxes related to revenue receipts	13		13		-
Payroll taxes	4		4		-
Total	$47	(a)	$47	(a)	$-

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2006 and 2005 were $73 million and $68 million, respectively.

Income Taxes

Operating income taxes decreased by $6 million in 2006 compared with 2005 due principally to lower income in the 2006 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Other Income (Deductions)

Other income (deductions) increased $3 million in 2006 compared with 2005, due primarily to the sale of non-utility property and increased interest income.

Net Interest Expense

Net interest expense increased $4 million in 2006 compared with 2005, due principally to higher interest rates on and principal amounts of commercial paper and new debt issuances in the 2006 period.

Competitive Energy Businesses

The competitive energy businesses’ operating income and earnings increased $35 million and $39 million, respectively, in 2006 compared with 2005 due primarily to higher operating revenues and gross margins on wholesale and retail electric sales, offset in part by higher mark-to-market losses.

Operating revenues increased $506 million in 2006 compared with 2005, primarily due to higher electric wholesale and retail revenues offset in part by decreased generation and other revenues and increased net mark-to-market losses. Electric wholesale revenues increased $502 million, of which $490 million was due to higher sales volume and $12 million was due to an increase in unit prices. Electric retail revenues increased $124 million in 2006 as compared with 2005, of which $71 million was due to higher sales volumes and $53 million was due to an increase in unit prices. While electric retail revenues increased more than 12 percent from 2005 to 2006, gross margins increased at a greater rate as more customers shifted from indexed contracts to fixed-price contracts as energy prices declined during the year. Renewal rates for customers have remained above 90 percent for the past two years. Revenue from the sale of electricity from the competitive energy businesses’ generation facilities was $42 million lower, reflecting lower unit prices and volumes, partially offset by reliability-related capacity payments for two of its Massachusetts generating facilities. The development of capacity markets in New England and PJM is expected to result in more predictable capacity revenues. Net mark-to-market losses increased $33 million in 2006 as compared with 2005 due primarily to lower prices on natural gas contracts, which were economic hedges that supported retail obligations (but did not qualify for cash flow hedge accounting).

Operating expenses excluding income taxes increased $444 million in 2006 compared with 2005, reflecting increased purchased power ($531 million) and other operations and maintenance costs ($12 million), offset in part by lower fuel costs ($81 million), gas purchased for resale costs ($17 million) and taxes other than income taxes ($1 million).

Income taxes increased $27 million in 2006 as compared with 2005, reflecting primarily higher income.

Other income (deductions) increased $2 million in 2006 compared with 2005 due primarily to higher interest income, offset in part by an impairment of $6 million on an equity investment (see “Impairments” in Note A to the financial statements).

Other

For Con Edison, “Other” in 2006 reflects a $9 million expense (which will not be recoverable under the Utilities’ rate plans) for a charitable commitment to the World Trade Center Memorial Foundation and a $9 million expense to effectively reclassify from retained earnings to additional paid-in capital the tax benefits from the exercise of stock options that had been recognized in income in prior years. For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

The Companies’ results of operations (which were discussed above under “Results of Operations—Summary”) in 2005 compared with 2004 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$1,911	19.6%	$1,256	15.8%	$121	17.2%	$534	50.6%
Purchased power	773	19.7	293	9.7	74	30.1	406	62.5
Fuel	219	36.7	122	30.2	-	-	97	50.3
Gas purchased for resale	303	35.6	256	36.1	23	19.2	24	Large
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	616	14.1	585	15.3	24	7.1	7	3.7
Other operations and maintenance	190	12.7	187	15.2	3	1.7	-	-
Depreciation and amortization	33	6.0	32	6.7	1	3.0	-	-
Taxes, other than income taxes	105	9.7	101	10.0	(1)	(2.1)	5	26.3
Income taxes	65	22.0	49	17.5	14	82.4	2	Large
Operating income	223	23.9	216	26.2	7	10.8	-	-
Other income less deductions and related federal income tax	(20)	(33.9)	(25)	(47.2)	-	-	5	31.3
Net interest expense	20	4.5	15	4.3	4	20.0	1	1.3
Income from continuing operations	183	33.3	176	34.0	3	6.5	4	26.7
Discontinued operations	(1)	(8.3)	N/A	N/A	N/A	N/A	(1)	(8.3)
Net income	$182	33.9%	$176	34.0%	$3	6.5%	$3	11.1%

*	Represents the consolidated financial results of Con Edison and its businesses.

**	Includes inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in 2005 compared with 2004 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2005	December 31, 2004	Variation	Percent Variation	December 31, 2005	December 31, 2004	Variation	Percent Variation
Residential/Religious	13,690	12,673	1,017	8.0%	$2,884	$2,399	$485	20.2%
Commercial/Industrial	15,402	16,966	(1,564)	(9.2)	2,869	2,722	147	5.4
Retail access customers	16,848	14,143	2,705	19.1	679	699	(20)	(2.9)
NYPA, Municipal Agency and other sales	11,396	10,959	437	4.0	292	270	22	8.2
Other operating revenues	-	-	-	-	224	28	196	Large
Total	57,336	54,741	2,595	4.7%	$6,948	$6,118	$830	13.6%

Con Edison of New York’s electric operating revenues were $830 million higher in 2005 than in 2004, due primarily to increased recoverable purchased power and fuel costs ($405 million), warmer summer weather and sales growth ($119 million), the electric rate plan that took effect in April 2005 ($282 million), the charge in 2004 to resolve certain issues relating primarily to the treatment of prior period pension credits ($100 million) and recovery of costs relating to the East River Repowering Project ($54 million), offset in part by lower revenue taxes ($76 million; see “State Income Tax” in Note A to the financial statements), and provision for refund to customers of shared earnings above the target level ($53 million).

Electric sales and delivery volumes in Con Edison of New York’s service area increased 4.7 percent in 2005 compared with 2004, primarily reflecting warmer weather in the 2005 summer period compared with 2004 weather, growth in usage by existing customers and increased new business. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 2.4 percent in 2005 compared with 2004.

Con Edison of New York’s electric purchased power costs increased $285 million in 2005 compared with 2004 reflecting an increase in unit costs, partially offset by decreased purchased volumes associated with additional customers obtaining their energy supply through competitive providers. Electric fuel costs increased $120 million, reflecting higher sendout volumes from the company’s generating facilities and an increase in unit costs.

Con Edison of New York’s electric operating income increased $133 million in 2005 compared with 2004. The increase reflects higher net revenues ($423 million) due principally to warm weather and the new electric rate plan, offset in part by higher operations and maintenance costs ($200 million, due primarily to lower pension credits and higher costs addressed in the electric rate plan), taxes other than income taxes ($77 million, principally property taxes), depreciation ($11 million) and income taxes ($2 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in 2005 compared with 2004 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2005	December 31, 2004	Variation	Percent Variation	December 31, 2005	December 31, 2004	Variation	Percent Variation
Residential	48,175	48,569	(394)	(0.8)%	$816	$677	$139	20.5%
General	36,800	35,887	913	2.5	493	386	107	27.7
Firm transportation	19,088	16,795	2,293	13.7	69	55	14	25.5
Total firm sales and transportation	104,063	101,251	2,812	2.8	1,378	1,118	260	23.3
Interruptible sales	13,128	13,187	(59)	(0.4)	149	110	39	35.5
NYPA	22,305	18,623	3,682	19.8	4	3	1	33.3
Generation plants	48,564	44,772	3,792	8.5	50	41	9	22.0
Other	18,103	18,534	(431)	(2.3)	25	16	9	56.3
Other operating revenues	-	-	-	-	24	15	9	60.0
Total	206,163	196,367	9,796	5.0%	$1,630	$1,303	$327	25.1%

Con Edison of New York’s gas operating revenues in 2005 increased $327 million compared with 2004, reflecting primarily an increase in recoverable gas costs ($256 million), the gas rate plan ($54 million) and the effect of the 2004 charge to resolve certain issues relating primarily to the treatment of prior period pension credits ($18 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s sales and transportation volumes for firm customers increased 2.8 percent in 2005 compared with 2004 reflecting primarily increased new business and changes in service classification to firm from interruptible for certain customers that were no longer eligible for interruptible service, partially offset by the impact of the milder winter in the 2005 period. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company’s service area increased 2.4 percent in the 2005 period.

Con Edison of New York’s purchased gas cost increased $256 million in 2005 compared with 2004 due to higher unit costs and higher sendout.

Con Edison of New York’s gas operating income increased $18 million in 2005 compared with 2004, reflecting primarily higher net revenues ($72 million) as a result of the October 2004 gas rate plan. This increase was partially offset by higher operations and maintenance expense ($27 million, due primarily to lower pension credits and higher costs addressed in the gas rate plan), taxes other than income taxes ($18 million, principally property taxes), income taxes ($7 million) and depreciation ($1 million).

Steam

Con Edison of New York’s steam sales and deliveries in 2005 compared with 2004 were:

	Millions of Pounds Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2005	December 31, 2004	Variation	Percent Variation	December 31, 2005	December 31, 2004	Variation	Percent Variation
General	655	685	(30)	(4.4)%	$22	$19	$3	15.8%
Apartment house	7,748	7,602	146	1.9	173	151	22	14.6
Annual power	18,474	17,842	632	3.5	417	361	56	15.5
Other operating revenues	-	-	-	-	37	19	18	94.7
Total	26,877	26,129	748	2.9%	$649	$550	$99	18.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Con Edison of New York’s steam operating revenues increased $99 million in 2005 compared with 2004, due primarily to the net increase in rates under the steam rate plan ($50 million), recovery from customers of costs associated with the East River Repowering Project ($28 million), the effect of the 2004 charge to resolve certain issues relating primarily to the treatment of prior period pension credits ($6 million), higher fuel and purchased power costs ($10 million) and a charge related to distribution losses in 2004 ($4 million).

Steam sales and delivery volumes increased 2.9 percent in 2005 compared with the 2004 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries increased 1.8 percent in 2005.

Con Edison of New York’s steam purchased power costs increased $8 million in 2005 compared with 2004 due primarily to higher unit costs, offset in part by lower purchased volumes. Steam fuel costs increased $2 million due primarily to higher sendout volumes, offset in part by savings resulting from the operation of the East River Repowering Project.

Steam operating income increased $66 million in 2005 compared with 2004. The increase is due to higher net revenues resulting from the steam rate plan ($60 million) and the recovery of costs related to the East River Repowering Project ($82 million), offset in part by higher income tax ($38 million), operations and maintenance expenses ($12 million), depreciation expense ($19 million) and taxes other than income taxes ($6 million, principally property taxes).

Taxes Other Than Income Taxes

At over $1 billion, taxes other than income taxes remain one of Con Edison of New York’s largest operating expenses.

The principal components of, and variations in, taxes, other than income taxes were:

(Millions of Dollars)	2005		2004		Increase/ (Decrease)
Property taxes	$796		$681		$115
State and local taxes related to revenue receipts	267		283		(16)
Payroll taxes	52		53		(1)
Other taxes	(1)		(4)		3
Total	$1,114	(a)	$1,013	(a)	$101

(a)	Including sales tax on customers’ bills, total taxes other than income taxes billed to customers in 2005 and 2004 were $1.5 billion and $1.4 billion, respectively.

Income Taxes

Operating income taxes increased $49 million in 2005 compared with 2004, due principally to higher income in the 2005 period.

Other Income (Deductions)

Other income (deductions) decreased $25 million in 2005 compared with 2004, due primarily to decreased allowance for equity funds used during construction related to the commencement of commercial operation of the East River Repowering Project.

Net Interest Expense

Net interest expense increased $15 million in 2005 compared with 2004, due principally to higher interest rates on variable-rate debt and additional interest expense on long-term debt issued in 2005.

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in 2005 compared with 2004 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2005	December 31, 2004	Variation	Percent Variation	December 31, 2005	December 31, 2004	Variation	Percent Variation
Residential/Religious	1,905	1,729	176	10.2%	$254	$214	$40	18.7%
Commercial/Industrial	2,276	2,046	230	11.2	248	202	46	22.8
Retail access customers	1,836	1,861	(25)	(1.3)	81	75	6	8.0
Public authorities	114	107	7	6.5	14	11	3	27.3
Other operating revenues	-	-	-	-	(1)	(3)	2	66.7
Total	6,131	5,743	388	6.8%	$596	$499	$97	19.4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

O&R’s electric operating revenues increased $97 million in 2005 compared with 2004, due primarily to higher purchased power costs of $74 million, warmer summer weather of $7 million, growth in the number of customers of $1 million, higher customer usage of $5 million and a one-time adjustment increasing unbilled revenues by $3 million in March 2005.

Electric sales and delivery volumes in O&R’s service area in 2005 increased 6.8 percent compared with 2004 due primarily to the warmer summer weather, growth in the number of customers, and the unbilled revenue adjustment referenced above. Absent this adjustment and after adjusting for weather variations in each period, electric delivery volumes in O&R’s service area increased 2.3 percent in 2005.

O&R’s purchased power costs increased $74 million in 2005 compared with 2004 due to an increase in the average unit cost of $59 million and an increase in purchased power amounts due to increased sales volume of $15 million.

Electric operating income increased by $7 million in 2005 compared with 2004 due primarily to higher net revenues ($23 million), offset by higher operations and maintenance expenses ($3 million) and income taxes ($12 million).

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in 2005 compared with 2004 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2005	December 31, 2004	Variation	Percent Variation	December 31, 2005	December 31, 2004	Variation	Percent Variation
Residential	9,307	9,487	(180)	(1.9)%	$131	$112	$19	17.0%
General	2,269	2,487	(218)	(8.8)	30	28	2	7.1
Firm transportation	9,841	9,931	(90)	(0.9)	32	30	2	6.7
Total firm sales and transportation	21,417	21,905	(488)	(2.2)	193	170	23	13.5
Interruptible sales	6,458	6,996	(538)	(7.7)	29	24	5	20.8
Generation plants	1,434	659	775	Large	2	2	-	-
Other	1,072	1,068	4	0.4	-	-	-	-
Other gas revenues	-	-	-	-	4	8	(4)	(50.0)
Total	30,381	30,628	(247)	(0.8)%	$228	$204	$24	11.8%

O&R’s gas operating revenues increased $24 million in 2005 compared with 2004. The increase is due primarily to higher costs of gas purchased for resale in 2005.

O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. Sales and transportation volumes for firm customers decreased 2.2 percent in 2005 compared with 2004 reflecting the impact of the milder winter weather. After adjusting for weather variations in each period, total firm sales and transportation volumes were 0.7 percent higher for 2005 than in 2004.

Non-firm transportation of customer-owned gas to electric generating plants increased substantially in 2005 compared with 2004 due to higher demand for generation related to the warmer than normal summer. The increase in gas usage had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income was the same in 2005 as in 2004.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $1 million in 2005 compared with 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

The principal components of, and variation, in taxes, other than income taxes were:

(Millions of Dollars)	2005		2004		Increase/ (Decrease)
Property taxes	$30		$29		$1
State and local taxes related to revenue receipts	13		15		(2)
Payroll taxes	4		4		-
Total	$47	(a)	$48	(a)	$(1)

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2005 and 2004 were $68 million and $66 million, respectively.

Income Taxes

Operating income taxes increased by $14 million in 2005 compared with 2004 due primarily to the deferral of state income tax benefits for ratepayers in 2004 and higher taxable income in 2005 compared with 2004.

Net Interest Expense

O&R’s net interest expense increased by $4 million in 2005 compared with 2004, reflecting interest on the $40 million 5.3% 10-year debentures issued in March 2005 and the Transition Bonds associated with securitization of previously deferred purchased power costs of O&R’s New Jersey subsidiary.

Competitive Businesses and Other

Competitive Energy Businesses

The earnings of the competitive energy businesses were $2 million higher in 2005 than in 2004.

Operating revenues of the competitive energy businesses were $523 million higher in 2005 than in 2004, reflecting principally higher retail sales and prices of electricity. Higher retail sales volume accounted for $309 million of additional retail revenue in 2005 compared with 2004 while higher retail prices contributed an additional $109 million of retail revenue. The remaining increase in revenue of $105 million is primarily due to higher wholesale load volumes.

Operating expenses excluding income taxes increased by $520 million, reflecting principally increased purchased power ($394 million), fuel ($97 million) and gas purchased for resale costs ($25 million) and taxes other than income taxes ($5 million).

Income taxes increased $3 million in 2005, reflecting primarily higher income.

Operating income for 2005 was $1 million higher than in 2004.

Other income (deductions) increased $1 million in 2005 compared with 2004.

Other

Other includes the activity of the parent company and inter-company eliminations relating to operating revenues and operating expenses.

Discontinued Operations

Losses from the discontinued operations of Con Edison Communications were $1 million higher in 2005 than in 2004 reflecting primarily an after-tax impairment charge of $5 million, offset in part by the cessation of depreciation. See Note T to the financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

Con Edison

For information about Con Edison’s primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks” in Item 7 (which information is incorporated herein by reference).

Con Edison Company of New York

For information about Con Edison Company of New York’s primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks” in Item 7 (which information is incorporated herein by reference).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2006 and 2005 (Unaudited)

	2006
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,317	$2,555	$3,441	$2,824
Operating income	305	248	374	333
Income from continuing operations	180	126	231	201
Loss from discontinued operations	1	(2)	-	-
Net income	181	124	231	201
Continuing operations	$0.74	$0.51	$0.93	$0.78
Discontinued operations	-	$(0.01)	-	-
Basic earnings per common share	$0.74	$0.50	$0.93	$0.78
Continuing operations	$0.74	$0.51	$0.92	$0.78
Discontinued operations	-	$(0.01)	-	-
Diluted earnings per common share	$0.74	$0.50	$0.92	$0.78

	2005
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$2,790	$2,396	$3,337	$3,118
Operating income	282	226	397	252
Income from continuing operations	181	118	287	146
Loss from discontinued operations	-	(3)	(2)	(8)
Net income	181	115	285	138
Continuing operations	$0.75	$0.48	$1.17	$0.59
Discontinued operations	-	$(0.01)	-	$(0.03)
Basic earnings per common share	$0.75	$0.47	$1.17	$0.56
Continuing operations	$0.75	$0.48	$1.17	$0.59
Discontinued operations	-	$(0.01)	$(0.01)	$(0.03)
Diluted earnings per common share	$0.75	$0.47	$1.16	$0.56

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2006
Con Edison of New York	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,645	$1,965	$2,562	$2,116
Operating income	297	218	321	274
Net income for common stock	202	116	199	169

	2005
	(Millions of Dollars)
Operating revenues	$2,281	$1,933	$2,621	$2,392
Operating income	246	209	372	214
Net income for common stock	170	121	282	121

In the opinion of Con Edison of New York, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

Report of Management on Internal Control over Financial Reporting

Management of Con Edison is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of the effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of Con Edison assessed the effectiveness of internal control over financial reporting as of December 31, 2006, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management has concluded that Con Edison had effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, Con Edison’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

Kevin Burke
Chairman, President and Chief Executive Officer

Robert N. Hoglund
Senior Vice President and Chief Financial Officer

February 15, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Consolidated Edison, Inc.:

We have completed integrated audits of Consolidated Edison, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes E and F to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement benefit plans in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

New York, New York

February 15, 2007

Consolidated Edison, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2006	2005
Assets
Utility Plant, at Original Cost (Note A)
Electric	$14,775	$13,586
Gas	3,233	3,044
Steam	1,691	1,624
General	1,635	1,541
Total	21,334	19,795
Less: Accumulated depreciation	4,583	4,355
Net	16,751	15,440
Construction work in progress	872	771
Net Utility Plant	17,623	16,211
Non-Utility Plant (Note A)
Generating assets, less accumulated depreciation of $127 and $102 in 2006 and 2005, respectively	785	810
Non-utility property, less accumulated depreciation of $36 and $31 in 2006 and 2005, respectively	34	38
Non-utility property held for sale	-	52
Construction work in progress	3	1
Net Plant	18,445	17,112
Current Assets
Cash and temporary cash investments (Note A)	94	81
Restricted cash	18	15
Accounts receivable—customers, less allowance for uncollectible accounts of $45 and $39 in 2006 and 2005, respectively	825	1,025
Accrued unbilled revenue (Note A)	122	116
Other receivables, less allowance for uncollectible accounts of $4 and $6 in 2006 and 2005, respectively	522	348
Fuel oil, at average cost	56	47
Gas in storage, at average cost	253	248
Materials and supplies, at average cost	157	130
Prepayments	157	434
Fair value of derivative assets	122	331
Recoverable energy costs (Notes A and B)	235	221
Current assets held for sale	-	8
Deferred derivative losses	237	9
Other current assets	139	59
Total Current Assets	2,937	3,072
Investments (Note A)	366	345
Deferred Charges, Regulatory Assets and Noncurrent Assets
Goodwill (Note K)	406	406
Intangible assets, less accumulated amortization of $34 and $24 in 2006 and 2005, respectively (Note K)	80	90
Prepaid pension costs (Note E)	-	1,474
Regulatory assets (Note B)	4,176	2,017
Other deferred charges and noncurrent assets	289	332
Total Deferred Charges, Regulatory Assets and Noncurrent Assets	4,951	4,319
Total Assets	$26,699	$24,848

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2006	2005
Capitalization and Liabilities
Capitalization
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$8,004	$7,310
Preferred stock of subsidiary (See Statement of Capitalization)	213	213
Long-term debt (See Statement of Capitalization)	8,298	7,398
Total Capitalization	16,515	14,921
Minority Interests	41	42
Noncurrent Liabilities
Obligations under capital leases (Note J)	26	30
Provision for injuries and damages (Note G)	155	167
Pensions and retiree benefits	737	223
Superfund and other environmental costs (Note G)	292	238
Asset retirement obligations (Note Q)	97	94
Noncurrent liabilities held for sale	-	9
Fair value of derivative liabilities	97	24
Other noncurrent liabilities	48	40
Total Noncurrent Liabilities	1,452	825
Current Liabilities
Long-term debt due within one year	374	22
Notes payable	117	755
Accounts payable	1,126	1,234
Customer deposits	228	229
Accrued taxes	36	94
Accrued interest	139	102
Accrued wages	79	77
Fair value of derivative liabilities	395	133
Deferred derivative gains (Note B)	6	224
Deferred income taxes—recoverable energy costs (Note L)	96	90
Current liabilities held for sale	-	12
Other current liabilities	321	349
Total Current Liabilities	2,917	3,321
Deferred Credits and Regulatory Liabilities
Deferred income taxes and investment tax credits (Notes A and L)	4,095	3,644
Regulatory liabilities (Note B)	1,644	2,062
Other deferred credits	35	33
Total Deferred Credits and Regulatory Liabilities	5,774	5,739
Total Capitalization and Liabilities	$26,699	$24,848

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2006	2005	2004
Operating Revenues (Note A)
Electric	$7,634	$7,543	$6,617
Gas	1,849	1,858	1,507
Steam	623	649	550
Non-utility	2,031	1,591	1,056
Total Operating Revenues	12,137	11,641	9,730
Operating Expenses
Purchased power	4,879	4,698	3,925
Fuel	734	816	597
Gas purchased for resale	1,082	1,155	852
Other operations and maintenance	1,901	1,685	1,495
Depreciation and amortization (Note A)	621	584	551
Taxes, other than income taxes	1,253	1,185	1,080
Income taxes (Notes A and L)	407	361	296
Total Operating Expenses	10,877	10,484	8,796
Operating Income	1,260	1,157	934
Other Income (Deductions)
Investment and other income (Note A)	40	37	35
Allowance for equity funds used during construction (Note A)	6	9	25
Preferred stock dividend requirements of subsidiary	(11)	(11)	(11)
Other deductions	(24)	(16)	(14)
Income taxes (Notes A and L)	17	20	24
Total Other Income (Deductions)	28	39	59
Interest Expense
Interest on long-term debt	481	444	426
Other interest	75	27	36
Allowance for borrowed funds used during construction (Note A)	(6)	(7)	(18)
Net Interest Expense	550	464	444
Income From Continuing Operations	738	732	549
Loss From Discontinued Operations (Net of Income Taxes)	(1)	(13)	(12)
Net Income	$737	$719	$537
Earnings Per Common Share – Basic
Continuing operations	$2.96	$3.00	$2.33
Discontinued operations	-	(0.05)	(0.05)
Net income	$2.96	$2.95	$2.28
Earnings Per Common Share – Diluted
Continuing operations	$2.95	$2.99	$2.32
Discontinued operations	-	(0.05)	(0.05)
Net income	$2.95	$2.94	$2.27
Dividends Declared Per Share of Common Stock	$2.30	$2.28	$2.26
Average Number of Shares Outstanding – Basic (in millions)	249.3	243.9	235.8
Average Number of Shares Outstanding – Diluted (in millions)	250.3	244.7	236.4

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2006	2005	2004
Net Income	$737	$719	$537
Other Comprehensive Income/(Loss), Net of Taxes
Supplemental pension plan minimum liability adjustments, net of $(3) taxes in 2006 and 2005	(5)	(5)	-
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $(69), $27 and $14 taxes in 2006, 2005 and 2004, respectively	(99)	39	21
Less: Reclassification adjustment for gains/(losses) included in net income, net of $(50), $41 and $9 taxes in 2006, 2005 and 2004, respectively	(71)	59	14
Total Other Comprehensive Income/(Loss), Net of Taxes	(33)	(25)	7
Comprehensive Income	$704	$694	$544

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Common Shareholders’ Equity

	Common Stock		Additional Paid- In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/ Except Share Data)	Shares	Amount			Shares	Amount
Balance as of December 31, 2003	225,840,220	$25	$2,003	$5,451	23,210,700	$(1,001)	$(39)	$(16)	$6,423
Net income				537					537
Common stock dividends				(529)					(529)
Issuance of common shares – public offering	14,000,000	1	527				(16)		512
Issuance of common shares – dividend reinvestment and employee stock plans	2,673,963		112	(8)					104
Other comprehensive income								7	7
Balance as of December 31, 2004	242,514,183	$26	$2,642	$5,451	23,210,700	$(1,001)	$(55)	$(9)	$7,054
Net income				719					719
Common stock dividends				(556)					(556)
Issuance of common shares – dividend reinvestment and employee stock plans	2,771,875	1	126	(9)					118
Other comprehensive loss								(25)	(25)
Balance as of December 31, 2005	245,286,058	$27	$2,768	$5,605	23,210,700	$(1,001)	$(55)	$(34)	$7,310
Net income				737					737
Common stock dividends				(573)					(573)
Issuance of common shares – public offering	9,715,000	1	449				(3)		447
Issuance of common shares – dividend reinvestment and employee stock plans	2,455,245		120						120
Stock options			(23)	35					12
Other comprehensive loss								(33)	(33)
Adjustment to initially apply FASB Statement No. 158, net of tax (Notes E and F)								(16)	(16)
Balance as of December 31, 2006	257,456,303	$28	$3,314	$5,804	23,210,700	$(1,001)	$(58)	$(83)	$8,004

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(Millions of Dollars)	2006	2005	2004
Operating Activities
Net Income	$737	$719	$537
Principal Non-Cash Charges/(Credits) to Income
Depreciation and amortization	621	584	551
Deferred income taxes	338	(79)	362
Rate case amortization and accruals	(333)	(131)	-
Common equity component of allowance for funds used during construction	(6)	(9)	(25)
Prepaid pension costs (net of capitalized amounts)	(23)	(43)	(139)
Impairment charge	-	9	-
Electric, gas and steam rate plan charges	-	-	124
Net derivative losses/(gains)	37	4	(7)
Other non-cash items (net)	69	(2)	41
Changes in Assets and Liabilities
Accounts receivable - customers, less allowance for uncollectibles	200	(284)	57
Materials and supplies, including fuel oil and gas in storage	(41)	(100)	(24)
Other receivables and other current assets	(262)	(147)	(134)
Prepayments	277	(341)	5
Recoverable energy costs	39	(88)	(2)
Accounts payable	(108)	317	6
Pensions and retiree benefits	7	16	2
Accrued taxes	(58)	58	(33)
Accrued interest	37	7	(7)
Deferred charges and other regulatory assets	(209)	(119)	(216)
Deferred credits and other regulatory liabilities	(14)	118	212
Other assets	12	125	(4)
Other liabilities	34	176	5
Net Cash Flows from Operating Activities	1,354	790	1,311
Investing Activities
Utility construction expenditures (excluding capitalized support costs of $(45), $(11) and $45 in 2006, 2005 and 2004, respectively)	(1,847)	(1,617)	(1,359)
Cost of removal less salvage	(167)	(184)	(138)
Non-utility construction expenditures	(6)	(19)	(38)
Common equity component of allowance for funds used during construction	6	9	25
Increase/(decrease) in restricted cash	(3)	3	-
Proceeds from/(cost of) sale of properties	60	534	(21)
Proceeds from sale of Con Edison Communications	39	-	-
Net Cash Flows Used in Investing Activities	(1,918)	(1,274)	(1,531)
Financing Activities
Net proceeds from/(payments of) short-term debt	(638)	598	(3)
Retirement of long-term debt	(523)	(597)	(939)
Issuance of long-term debt	1,775	991	1,065
Issuance of common stock	510	78	578
Debt issuance costs	(14)	(13)	(14)
Common stock dividends	(533)	(518)	(490)
Net Cash Flows from Financing Activities	577	539	197
Cash and Temporary Cash Investments:
Net Change for the Period	13	55	(23)
Balance at Beginning of Period	81	26	49
Balance at End of Period	$94	$81	$26
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$451	$429	$420
Income taxes	$67	$283	$103

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

	Shares outstanding
	December 31,	December 31,	At December 31,
(Millions of Dollars)	2006	2005	2006	2005
Total Common Shareholders’ Equity Less Accumulated Other Comprehensive Loss	257,456,303	245,286,058	$8,087	$7,344
Accumulated Other Comprehensive Loss
Supplemental pension plan minimum liability adjustments, net of $(10) and $(8) taxes in 2006 and 2005, respectively			(17)	(12)
Adjustment to initially apply FASB Statement No. 158, net of $(23) taxes in 2006 (Notes E and F)			(16)	-
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $(33) and $36 taxes in 2006 and 2005, respectively			(47)	52
Less: Reclassification adjustment for gains included in net income, net of $1 and $51 taxes in 2006 and 2005, respectively			3	74
Total Accumulated Other Comprehensive Loss Net of Taxes			(83)	(34)
Total Common Shareholders’ Equity (See Statement of Common Shareholders’ Equity and Note C)			8,004	7,310
Preferred Stock of Subsidiary (Note C)
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22
Total Preferred Stock			$213	$213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

Long-Term Debt (Note C) (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2006	2005
Debentures:
2007	6.45%	1997B	$330	$330
2008	6.25	1998A	180	180
2008	6.15	1998C	100	100
2008	3.625	2003A	200	200
2009	7.15	1999B	200	200
2009	4.70	2004C	275	275
2010	8.125	2000A	325	325
2010	7.50	2000A	55	55
2010	7.50	2000B	300	300
2012	5.625	2002A	300	300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2015	5.375	2005C	350	350
2015	5.30	2005A	40	40
2016	5.45	2006A	75	-
2016	5.50	2006C	400	-
2016	5.30	2006D	250	-
2026	7.75	1996A	-	100
2027	6.50	1997F	80	80
2028	7.10	1998B	105	105
2028	6.90	1998D	75	75
2029	7.00	1999G	45	45
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	-
2036	6.205	2006B	400	-
2036	5.70	2006E	250	-
2041	7.50	2001A	-	400
2042	7.25	2002A	325	325
Total Debentures			7,010	5,735
Transition Bonds:
2019	5.22%	2004-1	42	45
Total Transition Bonds			42	45
Tax-Exempt Debt—Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2014	3.83% (Note O)	1994**	55	55
2015	3.83	1995**	44	44
2032	3.472	2004B Series 1	127	127
2034	3.833	1999A	293	293
2035	3.75	2004B Series 2	20	20
2036	4.70 (Note O)	2001A	222	221
2036	3.68	2001B	98	98
2039	3.61	2004A	98	98
2039	3.927	2004C	99	99
2039	3.873	2005A	126	126
Total Tax-Exempt Debt			1,182	1,181
Long-term debt—Newington (Note P)			330	333
Other long-term debt			128	145
Unamortized debt discount			(20)	(19)
Total			8,672	7,420
Less: long-term debt due within one year			374	22
Total Long-Term Debt			8,298	7,398
Total Capitalization			$16,515	$14,921

*	Other than Series 2001A, rates reset weekly or by auction held every 35 days; December 31, 2006 rates shown.
**	Issued for O&R pollution control financing.

The accompanying notes are an integral part of these financial statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Trustees of

Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note E and F to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement benefit plans in 2006.

PricewaterhouseCoopers LLP

New York, New York

February 15, 2007

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2006	2005
Assets
Utility Plant, at Original Cost (Note A)
Electric	$13,872	$12,740
Gas	2,848	2,683
Steam	1,691	1,624
General	1,510	1,418
Total	19,921	18,465
Less: Accumulated depreciation	4,173	3,960
Net	15,748	14,505
Construction work in progress	832	739
Net Utility Plant	16,580	15,244
Non-Utility Property (Note A)
Non-utility property, less accumulated depreciation of $17 and $14 in 2006 and 2005, respectively	15	19
Net Plant	16,595	15,263
Current Assets
Cash and temporary cash investments (Note A)	47	61
Accounts receivable – customers, less allowance for uncollectible accounts of $40 and $35 in 2006 and 2005, respectively	716	880
Other receivables, less allowance for uncollectible accounts of $3 and $5 in 2006 and 2005, respectively	365	224
Accounts receivable from affiliated companies	138	34
Fuel oil, at average cost	47	32
Gas in storage, at average cost	193	183
Materials and supplies, at average cost	126	100
Prepayments	84	417
Fair value of derivative assets	-	175
Recoverable energy costs (Notes A and B)	213	192
Deferred derivative losses	213	9
Other current assets	14	4
Total Current Assets	2,156	2,311
Investments	91	72
Deferred Charges, Regulatory Assets and Noncurrent Assets
Prepaid pension costs (Note E)	-	1,474
Regulatory assets (Note B)	3,764	1,773
Other deferred charges and noncurrent assets	210	251
Total Deferred Charges, Regulatory Assets and Noncurrent Assets	3,974	3,498
Total Assets	$22,816	$21,144

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2006	2005
Capitalization and Liabilities
Capitalization
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$7,132	$6,437
Preferred stock (See Statement of Capitalization)	213	213
Long-term debt (See Statement of Capitalization)	6,925	6,055
Total Capitalization	14,270	12,705
Noncurrent Liabilities
Obligations under capital leases (Note J)	26	30
Provision for injuries and damages (Note G)	148	160
Pensions and retiree benefits	449	122
Superfund and other environmental costs (Note G)	243	186
Asset retirement obligations (Note Q)	96	93
Fair value of derivative liabilities	35	3
Other noncurrent liabilities	27	29
Total Noncurrent Liabilities	1,024	623
Current Liabilities
Long-term debt due within one year	330	-
Notes payable	-	520
Accounts payable	866	1,013
Accounts payable to affiliated companies	14	23
Customer deposits	214	215
Accrued taxes	118	103
Accrued interest	121	87
Accrued wages	71	70
Fair value of derivative liabilities	193	9
Deferred derivative gains (Note B)	5	170
Deferred income taxes – recoverable energy costs (Note L)	87	78
Other current liabilities	278	323
Total Current Liabilities	2,297	2,611
Deferred Credits and Regulatory Liabilities
Deferred income taxes and investment tax credits (Notes A and L)	3,682	3,258
Regulatory liabilities (Note B)	1,524	1,924
Other deferred credits	19	23
Total Deferred Credits and Regulatory Liabilities	5,225	5,205
Total Capitalization and Liabilities	$22,816	$21,144

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2006	2005	2004
Operating Revenues (Note A)
Electric	$7,052	$6,948	$6,118
Gas	1,613	1,630	1,303
Steam	623	649	550
Total Operating Revenues	9,288	9,227	7,971
Operating Expenses
Purchased power	3,052	3,322	3,029
Fuel	525	526	404
Gas purchased for resale	902	965	709
Other operations and maintenance	1,616	1,421	1,234
Depreciation and amortization (Note A)	545	509	477
Taxes, other than income taxes	1,183	1,114	1,013
Income taxes (Notes A and L)	355	329	280
Total Operating Expenses	8,178	8,186	7,146
Operating Income	1,110	1,041	825
Other Income (Deductions)
Investment and other income (Note A)	34	31	39
Allowance for equity funds used during construction (Note A)	5	9	25
Other deductions	(12)	(11)	(13)
Income taxes (Notes A and L)	6	(1)	2
Total Other Income (Deductions)	33	28	53
Interest Expense
Interest on long-term debt	386	350	333
Other interest	65	21	34
Allowance for borrowed funds used during construction (Note A)	(5)	(7)	(18)
Net Interest Expense	446	364	349
Net Income	697	705	529
Preferred Stock Dividend Requirements	11	11	11
Net Income for Common Stock	$686	$694	$518

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2006	2005	2004
Net Income	$697	$705	$529
Other Comprehensive Income/(Loss), Net of Taxes
Supplemental pension plan minimum liability adjustments, net of $(3) and $(2) taxes in 2006 and 2005, respectively	(5)	(4)	-
Unrealized losses on derivatives qualified as cash flow hedges, net of $(1) taxes in 2006	(1)	-	-
Less: Reclassification adjustment for gains included in net income, net of $1 taxes in 2005	-	1	-
Total Other Comprehensive Income/(Loss), Net of Taxes	(6)	(5)	-
Comprehensive Income	$691	$700	$529

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Common Shareholder’s Equity

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance as of December 31, 2003	235,488,094	$589	$1,274	$4,626	$(962)	$(39)	$(6)	$5,482

Net income				529				529
Common stock dividend to parent				(396)				(396)
Capital contribution by parent			528			(16)		512
Cumulative preferred dividends				(11)				(11)
Balance as of December 31, 2004	235,488,094	$589	$1,802	$4,748	$(962)	$(55)	$(6)	$6,116
Net income				705				705
Common stock dividend to parent				(368)				(368)
Cumulative preferred dividends				(11)				(11)
Other comprehensive loss							(5)	(5)
Balance as of December 31, 2005	235,488,094	$589	$1,802	$5,074	$(962)	$(55)	$(11)	$6,437
Net income				697				697
Common stock dividend to parent				(440)				(440)
Capital contribution by parent			450			(3)		447
Cumulative preferred dividends				(11)				(11)
Other comprehensive income							(6)	(6)
Adjustment to initially apply FASB Statement No. 158, net of tax (Notes E and F)							8	8
Balance as of December 31, 2006	235,488,094	$589	$2,252	$5,320	$(962)	$(58)	$(9)	$7,132

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(Millions of Dollars)	2006	2005	2004
Operating Activities
Net income	$697	$705	$529
Principal Non-Cash Charges/(Credits) to Income
Depreciation and amortization	545	509	477
Deferred income taxes	312	(112)	317
Rate case amortization and accruals	(333)	(131)	-
Common equity component of allowance for funds used during construction	(5)	(9)	(25)
Prepaid pension costs (net of capitalized amounts)	(23)	(43)	(139)
Electric, gas and steam rate plan charges	-	-	124
Other non-cash items (net)	(1)	(4)	41
Changes in Assets and Liabilities
Accounts receivable – customers, less allowance for uncollectibles	164	(215)	26
Materials and supplies, including fuel oil and gas in storage	(51)	(72)	(15)
Other receivables and other current assets	(248)	(35)	(108)
Prepayments	333	(343)	-
Recoverable energy costs	44	(88)	(81)
Accounts payable	(142)	263	43
Pensions and retiree benefits	14	13	2
Accrued taxes	15	45	(37)
Accrued interest	34	7	(9)
Deferred charges and other regulatory assets	(197)	(113)	(133)
Deferred credits and other regulatory liabilities	(27)	118	197
Other assets	-	145	-
Other liabilities	32	178	(8)
Net Cash Flows from Operating Activities	1,163	818	1,201
Investing Activities
Utility construction expenditures (excluding capitalized support costs of $(45), $(11) and $45 in 2006, 2005 and 2004, respectively)	(1,737)	(1,530)	(1,280)
Cost of removal less salvage	(167)	(180)	(136)
Common equity component of allowance for funds used during construction	5	9	25
Proceeds from/(cost of) sale of properties	60	534	(21)
Net Cash Flows Used in Investing Activities	(1,839)	(1,167)	(1,412)
Financing Activities
Net (payments of)/proceeds from short-term debt	(520)	420	1
Retirement of long-term debt	(500)	(578)	(923)
Issuance of long-term debt	1,700	951	1,019
Debt issuance costs	(14)	(13)	(14)
Capital contribution by parent	447	-	512
Dividend to parent	(440)	(369)	(396)
Preferred stock dividends	(11)	(11)	(11)
Net Cash Flows from Financing Activities	662	400	188
Cash and Temporary Cash Investments:
Net Change for the Period	(14)	51	(23)
Balance at Beginning of Period	61	10	33
Balance at End of Period	$47	$61	$10
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$351	$330	$327
Income taxes	$89	$352	$127

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Capitalization

	Shares outstanding		At December 31,
(Millions of Dollars)	December 31, 2006	December 31, 2005	2006	2005
Total Common Shareholder’s Equity Less Accumulated Other Comprehensive Loss	235,488,094	235,488,094	$7,141	$6,448

Accumulated Other Comprehensive Loss
Supplemental pension plan minimum liability adjustments, net of $(9) and $(6) taxes in 2006 and 2005, respectively			(15)	(10)
Adjustment to initially apply FASB Statement No. 158, net of $(4) taxes in 2006 (Notes E and F)			8	-
Unrealized gains on derivatives qualified as cash flow hedges, net of $(3) and $(2) taxes in 2006 and 2005, respectively			(4)	(3)
Less: Reclassification adjustment for gains included in net income, net of $(1) taxes in 2005			(2)	(2)
Total Accumulated Other Comprehensive Loss, Net of Taxes			(9)	(11)
Total Common Shareholder’s Equity (See Statement of Common Shareholder’s Equity and Note C)			7,132	6,437
Preferred Stock (Note C)
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22
Total Preferred Stock			$213	$213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Capitalization

Long-Term Debt (Note C) (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2006	2005
Debentures:
2007	6.45%	1997B	$330	$330
2008	6.25	1998A	180	180
2008	6.15	1998C	100	100
2009	7.15	1999B	200	200
2009	4.70	2004C	275	275
2010	8.125	2000A	325	325
2010	7.50	2000B	300	300
2012	5.625	2002A	300	300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2015	5.375	2005C	350	350
2016	5.50	2006C	400	-
2016	5.30	2006D	250	-
2026	7.75	1996A	-	100
2028	7.10	1998B	105	105
2028	6.90	1998D	75	75
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.70	2006E	250	-
2036	5.85	2006A	400	-
2036	6.205	2006B	400	-
2041	7.50	2001A	-	400
Total Debentures			6,190	4,990
Tax-Exempt Debt – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2032	3.472%	2004B Series 1	127	127
2034	3.833	1999A	293	293
2035	3.75	2004B Series 2	20	20
2036	4.70 (Note O)	2001A	222	221
2036	3.68	2001B	98	98
2039	3.61	2004A	98	98
2039	3.927	2004C	99	99
2039	3.873	2005A	126	126
Total Tax-Exempt Debt			1,083	1,082
Unamortized debt discount			(18)	(17)
Total			7,255	6,055
Less: long-term debt due within one year			330	-
Total Long-Term Debt			6,925	6,055
Total Capitalization			$14,270	$12,705

*	Other than Series 2001A, rates reset weekly or by auction held every 35 days; December 31, 2006 rates shown.

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

Con Edison has two regulated utility subsidiaries: Con Edison of New York and O&R. Con Edison of New York provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that owns, leases or operates generating plants and participates in other infrastructure projects.

Note A—Summary of Significant Accounting Policies

Principles of Consolidation

The Companies’ consolidated financial statements include the accounts of their respective majority-owned subsidiaries, and variable interest entities (see Note P), as required. All intercompany balances and transactions have been eliminated.

Accounting Policies

The accounting policies of Con Edison and its subsidiaries conform to accounting principles generally accepted in the United States of America. For the Utilities, these accounting principles include the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” and, in accordance with SFAS No. 71, the accounting requirements of the Federal Energy Regulatory Commission (FERC) and the state public utility regulatory commissions having jurisdiction.

SFAS No. 71 specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or “regulatory assets” under SFAS No. 71. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities” under SFAS No. 71.

The Utilities’ principal regulatory assets and liabilities are detailed in Note B. The Utilities are receiving or being credited with a return on all of their regulatory assets for which a cash outflow has been made, and are paying or being charged with a return on all of their regulatory liabilities for which a cash inflow has been received. The Utilities’ regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

Other significant accounting policies of the Companies are referenced below in this Note A and in the notes that follow.

Plant and Depreciation

Utility Plant

Utility plant is stated at original cost. The cost of repairs and maintenance is charged to expense and the cost of betterments is capitalized. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property is charged to expense over the estimated useful lives of the assets. Upon retirement, the original cost of property is charged to accumulated depreciation. See Note Q.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFDC rates for Con Edison of New York were 6.7 percent, 7.4 percent and 6.9

Notes to the Financial Statements – Continued

percent for 2006, 2005 and 2004, respectively. The AFDC rates for O&R were 5.0 percent, 3.9 percent and 3.6 percent for 2006, 2005 and 2004, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rates for Con Edison of New York were, 2.9 percent for 2006 and 2005, and 3.0 percent for 2004. The average depreciation rates for O&R were 2.8 percent for 2006 and 2.9 percent for 2005 and 2004.

The estimated lives for utility plant for Con Edison of New York range from 25 to 80 years for electric, 5 to 85 years for gas, 5 to 70 years for steam and 5 to 50 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 65 years for electric, 5 to 75 years for gas and 5 to 55 years for general plant.

At December 31, 2006 and 2005, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Electric
Generation	$319	$289	$319	$289
Transmission	1,675	1,479	1,564	1,387
Distribution	9,612	8,814	9,095	8,324
Gas*	2,599	2,448	2,307	2,176
Steam	1,430	1,397	1,430	1,397
General	1,069	1,008	990	928
Held for future use	47	5	43	4
Construction work in progress	872	771	832	739
Net utility plant	$17,623	$16,211	$16,580	$15,244

*	Primarily distribution.

Non-Utility Plant

Non-utility plant is stated at original cost. For the Utilities, non-utility plant consists primarily of land and telecommunication facilities that are currently not used within electric, gas or steam utility operations. For Con Edison’s competitive energy businesses, non-utility plant consists primarily of electric generating facilities. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives, which range from 3 to 70 years.

The average non-utility plant depreciation rates for Con Edison Development were 2.8 percent for 2006 and 2005, and 2.7 percent for 2004.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Con Edison is required to test goodwill for impairment annually. Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill. See Note K.

Impairments

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Companies evaluate the impairment of long-lived assets, based on projections of undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event an evaluation indicates that such cash flows cannot be expected to be sufficient to fully recover the assets, the assets are written down to their estimated fair value.

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” Con Edison Development recognized a pre-tax impairment charge of $6 million in 2006 related to its equity investment in a 29 MW electric generating plant in Michigan.

Revenues

The Utilities and Con Edison Solutions recognize revenues for electric, gas and steam service on a monthly billing cycle basis. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the New York State Public Service Commission (PSC) to be retained by the Utilities, for refund to firm gas sales and transportation customers. O&R and Con Edison Solutions accrue revenues at the end of each month for estimated energy service not yet billed to customers, while Con Edison of New York does not accrue such revenues, in accordance with current regulatory agreements. Unbilled revenues included in Con Edison’s balance sheet at December 31, 2006 and 2005 were $122 million and $116 million, respectively. Con Edison of New York estimates its unbilled revenues at December 31, 2006 and 2005 to be approximately $357 million and $432 million, respectively.

The PSC requires utilities to record gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expense). The recovery of

Notes to the Financial Statements – Continued

these taxes is generally provided for in the revenue requirement within each of the respective PSC approved rate plans.

Recoverable Energy Costs

The Utilities generally recover all of their prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with rate provisions approved by the applicable state public utility commissions. If the actual energy supply costs for a given month are more or less than the amounts billed to customers for that month, the difference in most cases is recoverable from or refundable to customers. Differences between actual and billed electric and steam supply costs are generally deferred for charge or refund to customers during the next billing cycle (normally within one or two months). In addition, Con Edison of New York recovers the costs of its electric demand management program, in excess of the costs reflected in rates, as part of recoverable energy costs. For the Utilities’ gas costs, differences between actual and billed gas costs during the 12-month period ending each August are charged or refunded to customers during a subsequent 12-month period.

New York Independent System Operator (NYISO)

The Utilities purchase electricity through the wholesale electricity market administered by the NYISO. The difference between purchased power and related costs initially billed to the Utilities by the NYISO and the actual cost of power subsequently calculated by the NYISO is refunded by the NYISO to the Utilities, or paid to the NYISO by the Utilities. The reconciliation payments or receipts are recoverable from or refundable to the Utilities’ customers. See “Regulatory Assets and Liabilities” in Note B.

Certain other payments to or receipts from the NYISO are also subject to reconciliation, with shortfalls or amounts in excess of specified rate allowances recoverable from or refundable to customers. These include proceeds from the sale through the NYISO of transmission rights on Con Edison of New York’s transmission system (Transmission Congestion Contracts or TCCs). See “Regulatory Assets and Liabilities” in Note B.

Sulfur Dioxide Allowances

In accordance with the federal Clean Air Act, Con Edison of New York has been allocated sulfur dioxide (SO2) emission allowances which the company may sell, trade or hold for future use. Generally, Con Edison of New York defers its proceeds from the sale of SO2 allowances as regulatory liabilities to be applied for customer benefit. See “Regulatory Assets and Liabilities” in Note B. For the competitive energy businesses, sales of SO2 allowances are reflected in earnings in the periods in which the sales occur. The proceeds received from the sale of SO2 allowances are included in net cash flows from operating activities in the Companies’ consolidated statements of cash flows.

Temporary Cash Investments

Temporary cash investments are short-term, highly-liquid investments that generally have maturities of three months or less at the date of purchase. They are stated at cost, which approximates market. The Companies consider temporary cash investments to be cash equivalents.

Investments

Investments consist primarily of the investments of Con Edison’s competitive energy businesses, which are accounted for under the equity method (depending on the subsidiaries’ percentage ownership) or accounted for as leveraged leases in accordance with SFAS No. 13, “Accounting for Leases.” See Note J for a discussion of investments in Lease In/Lease Out transactions. Utilities’ investments are recorded at either cost or cash surrender value and include deferred income plan’s and supplemental retirement income plans’ trust owned life insurance assets.

Federal Income Tax

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Companies have recorded an accumulated deferred federal income tax liability for temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, the Utilities have recovered amounts from customers for a portion of the tax liability they will pay in the future as a result of the reversal or “turn-around” of these temporary differences. As to the remaining tax liability, in accordance with SFAS No. 71, the Utilities have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. See Notes B and L. In 1993, the PSC issued a Policy Statement approving accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction to future federal income tax expense.

Con Edison and its subsidiaries file a consolidated federal income tax return. The consolidated income tax liability is allocated to each member of the consolidated group using the separate return method. Each member pays or receives an amount based on its own taxable income or loss in accordance with tax sharing agreements between the members of the consolidated group.

Notes to the Financial Statements – Continued

State Income Tax

Con Edison and its subsidiaries file a combined New York State Corporation Business Franchise Tax Return. Similar to a federal consolidated income tax return, the income of all entities in the combined group is subject to New York State taxation, after adjustments for differences between federal and New York law and apportionment of income among the states in which the company does business. Each member of the group pays or receives an amount based on its own New York State taxable income or loss.

Research and Development Costs

Generally research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2006	2005	2004
Con Edison	$14	$14	$11
Con Edison of New York	$13	$14	$10

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Earnings Per Common Share

In accordance with SFAS No. 128, “Earnings per Share,” Con Edison presents basic and diluted earnings per share on the face of its consolidated income statement. Basic earnings per share (EPS) are calculated by dividing earnings available to common shareholders (“Net income” on Con Edison’s consolidated income statement) by the weighted average number of Con Edison common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

Potentially dilutive securities for Con Edison consist of restricted stock units, deferred stock units and stock options for which the average market price of the common shares for the period was greater than the exercise price. See Note M.

Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2006	2005	2004
Income from continuing operations	$738	$732	$549
Loss from discontinued operations, net of tax	(1)	(13)	(12)
Net income	$737	$719	$537
Weighted average common shares outstanding – Basic	249.3	243.9	235.8
Add: Incremental shares attributable to effect of potentially dilutive securities	1.0	0.8	0.6
Adjusted weighted average common shares outstanding – Diluted	250.3	244.7	236.4
Earnings per Common Share – Basic
Continuing operations	$2.96	$3.00	$2.33
Discontinued operations	-	(0.05)	(0.05)
Net income	$2.96	$2.95	$2.28
Earnings per Common Share – Diluted
Continuing operations	$2.95	$2.99	$2.32
Discontinued operations	-	(0.05)	(0.05)
Net income	$2.95	$2.94	$2.27

The computation of diluted earnings per share excludes 0.1 million, 0.9 million and 4.4 million Con Edison common shares for the years ended December 31, 2006, 2005 and 2004, respectively, because the exercise prices on the options exceeded the average closing market price during these periods.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Notes to the Financial Statements – Continued

Note B—Regulatory Matters

Rate Agreements

Con Edison of New York—Electric

In November 2000, the PSC approved an agreement, covering the period October 1, 2000 through March 31, 2005, pursuant to which, Con Edison of New York reduced its electric rates by $170 million on an annual basis.

In March 2005, the PSC approved a Joint Proposal by Con Edison of New York, the staff of the PSC and other parties with respect to the rates the company can charge its customers for electric delivery service (the 2005 Electric Rate Agreement). The 2005 Electric Rate Agreement covers the three-year period April 2005 through March 2008, pursuant to which Con Edison of New York’s electric base rates were increased $104.6 million, effective April 1, 2005, and will be increased an additional $220.4 million (of which $60 million is being accrued over the period beginning April 1, 2006 to March 31, 2007), effective April 1, 2007. In addition, the company retains the first $60 million of auction proceeds from the sale of transmission rights on the company’s transmission system in each of the three years. The rate increases also include the amortization of certain regulatory assets and liabilities. The net effect of this amortization is a non-cash increase in electric revenues of $128 million, $173 million and $249 million in the first, second and third rate years, respectively.

The 2005 Electric Rate Agreement provides for annual reconciliations of the differences between the actual amount of transmission and distribution utility plant, net of depreciation (Net T&D) and the actual amount of certain operating costs experienced over the term of the agreement, as compared in each case to the amounts reflected in electric rates.

If the actual Net T&D is greater than the Net T&D reflected in rates, the company will accrue a regulatory asset and increase its revenues by the revenue requirement impact of such difference (i.e., a return on investment, depreciation and income taxes). If the actual Net T&D is less than the Net T&D reflected in rates, the company will accrue a regulatory liability and decrease its revenues by the revenue requirement impact of such difference. For the period from April 1, 2005 through December 31, 2006, actual Net T&D has exceeded the Net T&D reflected in rates by $1 billion. The company accrued revenues of $115 million and $38 million in 2006 and 2005, respectively, to reflect the revenue requirement impact of the Net T&D difference.

If the actual amount of pension or other postretirement benefit costs, environmental remediation costs and, if the variation exceeds 2.5 percent, property taxes or the cost of moving facilities to avoid interfering with government projects is greater than the respective amount for each such cost reflected in rates, the company will accrue a regulatory asset for the difference and defer recognition in income of the difference. If the actual amount is less than the amount reflected in electric rates, the company will accrue a regulatory liability for the difference and defer recognition in income of the difference. As a result of the cost reconciliations, in 2006 and 2005, the company deferred expenses of $30 million and $17 million, respectively.

Under the 2005 Electric Rate Agreement, for each rate year, any earnings attributable to the company’s electric business, excluding the effect of the incentives and penalties discussed below (Adjusted Earnings) between an 11.4 percent and a 13 percent return on equity (based on the company’s actual capitalization, subject to a maximum ratio of 50 percent) are to be used to offset 50 percent of any regulatory asset to be recorded in that year resulting from the cost reconciliations. The company can retain 50 percent of any remaining above-target Adjusted Earnings, with the balance being deferred for the benefit of customers. If Adjusted Earnings exceed a 13 percent return, no regulatory asset resulting from the cost reconciliations is to be accrued, but the company can retain 25 percent of the above-target Adjusted Earnings, with the balance being deferred for the benefit of customers.

In accordance with the rate agreement, at December 31, 2005, Con Edison of New York estimated that its Adjusted Earnings for the rate year ending March 31, 2006 would exceed an 11.4 percent return on equity by $59 million, of which $47 million was accounted for as an offset to regulatory assets arising from the cost reconciliations and $6 million was reserved for customer benefit. Actual Adjusted Earnings for the rate year exceeded this target by $38 million. Accordingly, in the first quarter of 2006, the company reduced the regulatory asset offset by $9 million and eliminated the $6 million reserve for customer benefit (which had the effect of increasing revenues for 2006 by $15 million). At December 31, 2006, Con Edison of New York estimated that its Adjusted Earnings for the rate year ending March 31, 2007 would not exceed an 11.4 percent return on equity.

During 2006, in accordance with Con Edison of New York’s electric rate agreement, the company offset $141 million of regulatory liabilities against an equal amount of regulatory assets. The regulatory liabilities settled related primarily to Adjusted Earnings in excess of an 11.4 percent return on equity, refunds received from the NYISO, and the cost reconciliations for property taxes and interference costs. The regulatory assets recovered related primarily to the Net T&D reconciliation and cost reconciliations for pension and other postretirement benefit costs and environmental remediation costs. At December 31, 2006 and 2005, net regulatory assets relating to the Net T&D reconciliation and the costs reconciliations amounted to $94 million and $38 million, respectively.

Notes to the Financial Statements – Continued

The 2005 Electric Rate Agreement also provides for the continuation of the rate provisions pursuant to which the company recovers its potential strandable costs and its purchased power and fuel costs from customers.

The 2005 Electric Rate Agreement includes potential positive earnings adjustments (incentives) if the company meets certain standards for its retail access and demand side management programs, and potential negative earnings adjustments (penalties), which could be substantial, if it does not meet certain standards for (i) frequency and duration of service interruptions; (ii) major outages; (iii) repair, removal or replacement of damaged poles, temporary shunts, street lights, traffic signals and circuit breakers; and (iv) customer service. In 2006, the company recorded incentives of $6 million associated with its efforts to promote retail access in its service territory. In 2006, the company recorded penalties of $18 million for not meeting certain standards for frequency and duration of service interruptions and in 2005, $8 million was recorded for duration of service interruptions. See “Power Outage Proceedings” below in Note B.

In accordance with the 2005 Electric Rate Agreement, the company recognized a $100 million pre-tax charge in 2004 to resolve certain issues raised in the proceeding, relating primarily to prior period pension credits.

O&R—Electric

In October 2003, the PSC approved agreements among O&R, the staff of the PSC and other parties with respect to the rates O&R can charge to its New York customers for electric service. The electric agreement, which covers the period from July 2003 through October 2006, provided for no changes to electric base rates and provided for the amortization and offset of regulatory assets and liabilities, the net effect of which was to reduce electric operating income by a total of $11 million (pre tax) over the period covered by the agreement. The agreement provided for recovery of energy costs from customers on a current basis. It also provided for O&R to share equally with customers earnings above a 12.75 percent return on common equity during the three-year period from July 2003 through June 2006. Beginning July 2006, O&R was not subject to earnings sharing. Pursuant to these provisions, $3.6 million and $6.7 million was deferred for future customer benefit in 2006 and 2005, respectively. In December 2006, the PSC issued an order requiring O&R to demonstrate why its electric rates should not be reduced on a temporary basis, propose new earnings sharing targets and recommend mechanisms to reduce and eliminate outstanding deferrals. In February 2007, the company filed its response, which stated that rates should not be reduced, and that the issues regarding earnings sharing targets and deferral recovery mechanisms raised by the PSC should be examined in a proceeding setting rates for O&R (which proceeding would entail an in-depth examination of the company) not a temporary rate proceeding.

In July 2003, the New Jersey Board of Public Utilities (NJBPU) ruled on the petitions of Rockland Electric Company (RECO), O&R’s New Jersey regulated utility subsidiary, for an increase in electric rates and recovery of deferred purchased power costs. The NJBPU ordered a $7 million decrease in RECO’s electric base rates, effective August 2003, authorized RECO’s recovery of approximately $83 million of previously deferred purchased power costs and associated interest and disallowed recovery of approximately $19 million of such costs and associated interest.

In July 2004, the NJBPU approved RECO’s Phase II petition to increase base rates annually by $2.7 million, effective August 1, 2004. The Phase II decision provides for the recovery of carrying costs for two substation projects and specified additional reliability programs. Also in July 2004, a special purpose entity formed by RECO (which is included in the consolidated financial statements of Con Edison) issued $46 million of 5.22% Transition Bonds and used the proceeds thereof to purchase from RECO the right to be paid a Transition Bond Charge (TBC) and associated tax charges by its customers relating to the balance of previously deferred purchased power costs, discussed above.

In June 2006, RECO filed a request with the NJBPU for an increase in the rates it charges for electric service, effective April 1, 2007, of $13.2 million. The filing reflected a return on common equity of 11 percent and a common equity ratio of 49.7 percent of capitalization. The NJBPU is expected to render a decision in March 2007.

Con Edison of New York—Gas

In April 2002, the PSC approved a Con Edison of New York gas rate agreement for the three-year period ending September 30, 2004. The rate agreement reduced gas rates by $25 million annually.

In September 2004, the PSC approved a Joint Proposal by Con Edison of New York, the staff of the PSC and other parties with respect to the rates the company can charge its customers for gas and steam services. The approved gas rate plan covers the three-year period October 2004 through September 2007, and provided for an increase in gas base rates of $46.8 million, effective October 1, 2004, with deferral accounting to be used to allocate the income statement effect of the increase over the term of the agreement. The rate increase was net of a $17.5 million pre-tax charge to gas operating revenues, which the company recognized in 2004, to resolve certain issues raised in the proceeding, relating primarily to the treatment of prior period pension credits. In addition to this rate increase, the company retains the first $35 million of net revenues from non-firm customer transactions in each year of the plan. The rate increase also included the amortization of certain regulatory assets and liabilities. The net effect of this amortization is a non-cash increase in gas revenues of $41 million over the period of the three-year rate plan.

Notes to the Financial Statements – Continued

Additional provisions of the gas rate plan include: equal sharing with customers of earnings above an 11.75 percent return on common equity (earnings for the rate years ended September 2005 and 2006 were below this level); reconciliation of pension and other post-employment benefit costs allocable to the gas business to the amounts for such costs reflected in rates, with the difference deferred as a regulatory asset or liability, as the case may be, for future recovery from or refund to customers; opportunities to retain for shareholders a percentage of annual gas net revenues from non-firm customer transactions (20 percent of revenues between $35 million and $50 million, 25 percent between $50 million and $70 million and 10 percent over $70 million), and to earn an incentive of up to $8.5 million over the period of the rate plan depending upon the number of customers that migrate to retail access; continuation of provisions for the recovery from customers on a current basis of the cost of purchased gas and for the recovery of environmental remediation expenses; continuation of provisions pursuant to which the effects of weather on gas income are moderated; and continuation of the deferral as a regulatory asset or liability, subject to certain limitations, of differences between actual costs and amounts reflected in rates for property taxes and interference costs.

In November 2006, Con Edison of New York filed a request with the PSC for a net increase in the rates it charges for gas service, effective October 1, 2007, of $197 million. The filing reflects a return on common equity of 11.6 percent and a common equity ratio of 48.3 percent. The filing includes a proposal for a three-year rate plan, with additional increases effective October 1, 2008 and 2009 of $39 million and $49 million, respectively. The filing proposes continuation of the current gas rate plan provisions with respect to recovery from customers of the cost of purchased gas and environmental remediation expenses; continuation of provisions pursuant to which the effects of weather on gas income are moderated; and the reconciliation of actual expenses allocable to the gas business to the amounts for such costs reflected in gas rates for pension and other postretirement benefit costs, property taxes and interference costs.

O&R—Gas

In October 2003, the PSC approved a gas rate agreement among O&R, the PSC staff and other parties. This agreement, which covered the period November 2003 through October 2006, and provided for annual increases in gas base rates of $9 million effective November 2003, $9 million effective November 2004 and $5 million effective November 2005. The agreement provided for O&R to share equally with customers earnings in excess of an 11 percent return on common equity. Earnings for the rate years ended October 2004, 2005 and 2006 were below this level. The rate agreement also included the amortization of certain regulatory assets and liabilities. The net effect of this amortization was a non-cash increase in gas revenues of $2 million over the period of the three-year rate plan.

In October 2006, the PSC approved the June 2006 settlement agreement among O&R, the staff of the PSC and other parties. The settlement agreement establishes a rate plan that covers the three-year period November 1, 2006 through October 31, 2009. The rate plan provides for rate increases in base rates of $12 million in the first year, $0.7 million in the second year and $1.1 million in the third year. To phase-in the effect of the increase for customers, the rate plan provides for O&R to accrue revenues for, but defer billing to customers of, $5.5 million of the first rate year rate increase by establishing a regulatory asset which, together with interest, will be billed to customers in the second and third years. As a result, O&R’s billings to customers will increase $6.5 million in each of the first two years and $6.3 million in the third. The first year rate increase includes $2.3 million relating to a change in the way customers are provided the benefit of non-firm revenue from sales of pipeline transportation capacity. Under the prior rate plan, base rates were reduced to reflect the assumption that the company would realize these revenues. Under the new rate plan, such revenues will be used to offset the cost of gas to be recovered from customers. The rate plan continues the provisions pursuant to which the company recovers its cost of purchasing gas and the provisions pursuant to which the effects of weather on gas income are moderated.

The rate plan provides that if the actual amount of pension or other postretirement benefit costs, environmental remediation costs, property taxes and certain other costs vary from the respective amount for each such cost reflected in gas rates (cost reconciliations), the company will defer recognition of the variation in income and, as the case may be, establish a regulatory asset or liability for recovery from, or refund to, customers of the variation (86 percent of the variation, in the case of property tax differences due to assessment changes).

Earnings attributable to its gas business excluding any penalties (O&R Adjusted Earnings) up to an 11 percent annual return on common equity (based upon the actual average common equity ratio, subject to a maximum 50 percent of capitalization) are retained by the company. O&R Adjusted Earnings above an 11 percent return are to be used to offset up to one-half of any regulatory asset to be recorded in that year resulting from the cost reconciliations (discussed in the preceding paragraph). One-half of any remaining O&R Adjusted Earnings between 11 and 12 percent return are retained by the company, with the balance being deferred for the benefit of customers. Thirty-five percent of any remaining O&R Adjusted Earnings between a 12 and 14 percent return are retained by the company, with the balance deferred for the benefit of customers. Any remaining O&R Adjusted Earnings above a 14 percent return are to be deferred for the benefit of customers. For purposes of these earnings sharing provisions, if in any rate year O&R Adjusted

Notes to the Financial Statements – Continued

Earnings is less than 11 percent, the shortfall will be deducted from O&R Adjusted Earnings for the other rate years. The earnings sharing thresholds will each be reduced by 20 basis points if certain objectives relating to the company’s retail choice program are not met.

The rate plan also includes up to $1 million of potential penalties in the first year of the agreement, increasing up to $1.2 million in the third year, if the company does not comply with certain requirements regarding safety and customer service.

Con Edison of New York—Steam

In November 2000, the PSC authorized implementation of an agreement between Con Edison of New York, the PSC staff and certain other parties, that provided for a $17 million steam rate increase in October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004. The agreement continued the rate provisions pursuant to which Con Edison of New York recovered purchased steam and fuel costs on a current basis.

In September 2004, the PSC approved a steam rate plan covering the two-year period October 2004 through September 2006. The plan provided for increases in steam base rates of $49.6 million, effective October 1, 2004, and $27.4 million, effective October 1, 2005. The increases were net of a $6.2 million pre-tax charge to steam operating revenues, which the company recognized in 2004 to resolve certain issues raised in the proceeding, relating primarily to the treatment of prior period pension credits. The rate increases also include the amortization of certain regulatory assets and liabilities. The net effect of this amortization was to decrease steam revenues by $3 million over the period of the two-year rate plan.

Additional provisions of the steam rate plan included: equal sharing with customers of earnings in excess of an 11.75 percent return on common equity (earnings for the rate years ended September 2005 and 2006 were below this level); reconciliation of pension and other post-employment benefit costs allocable to the steam business to the amounts for such costs reflected in rates, with the difference deferred as a regulatory asset or liability, as the case may be, for future recovery from or refund to customers; continuation of provisions for the recovery from customers on a current basis of the cost of fuel and purchased steam and for the recovery of environmental remediation expenses; and continuation of the deferral as a regulatory asset or liability, subject to certain limitations, of differences between actual costs and amounts reflected in rates for property taxes and interference costs.

In September 2006, the PSC approved the June 2006 settlement agreement among Con Edison of New York, the staff of the PSC and other parties. The settlement agreement establishes a rate plan that covers the two-year period October 1, 2006 through September 30, 2008. The rate plan provides for no changes in base rates or in the rate provisions pursuant to which the company recovers its fuel and purchased steam costs (the fuel adjustment clause), except for changes in the manner in which certain costs are recovered. Currently, carrying costs (return on investment, depreciation and property and other taxes) for the East River Repowering Project (ERRP), which at December 31, 2006 had a book value, net of accumulated depreciation, of approximately $719 million, are allocated between the company’s electric and steam businesses, and the steam business’s share is recovered under the fuel adjustment clause. Beginning October 2007, the steam business’s share of allowed ERRP carrying charges will be recovered through base rates.

The rate plan provides that if the actual amount of pension or other postretirement benefit costs, environmental remediation costs, property taxes or interference costs is greater than the respective amount for each such cost reflected in steam rates, the company will recognize a regulatory asset for the difference (90 percent of the difference, in the case of property taxes and interference costs) and defer recognition in expense of the difference. If the actual amount of such costs is less than the amount reflected in steam rates, the company will recognize a regulatory liability for the difference and decrease its revenues by the amount of such difference (90 percent of the difference, in the case of property taxes and interference costs).

Earnings attributable to the steam business, excluding the net revenue effect of steam sales related to colder-than-normal weather and certain other items, (Steam Adjusted Earnings) for a rate year up to 11 percent return on common equity (based upon the actual average common equity ratio, subject to a maximum of 50 percent of capitalization) are retained by the company. Steam Adjusted Earnings between 11 and 12 percent are to be used first to offset up to one-half of any regulatory asset recorded in the year resulting from the cost reconciliations (discussed in the preceding paragraph) for the rate year. The company then retains one-half of any remaining such Steam Adjusted Earnings, with the balance being deferred for the benefit of customers. Any Steam Adjusted Earnings in excess of a 12 percent return on common equity are to be used first to offset any regulatory asset resulting from the cost reconciliations, with the company retaining one-quarter of any remaining Steam Adjusted Earnings and the balance being deferred for the benefit of customers. The earnings sharing thresholds would each be reduced by 20 basis points if certain requirements are not met.

The rate plan also includes up to approximately $4 million of potential penalties if the company does not comply with certain requirements regarding steam business development and certain other matters.

Notes to the Financial Statements – Continued

Regulatory Assets and Liabilities

Regulatory assets and liabilities at December 31, 2006 and 2005 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Regulatory assets
Unrecognized pension and other postretirement costs	$1,929	$-	$1,776	$-
Future federal income tax	995	952	941	902
Environmental remediation costs	318	241	255	182
Pension and other postretirement benefits deferrals	157	96	98	46
World Trade Center restoration costs	147	127	147	127
Net T&D reconciliation	94	38	94	38
Revenue taxes	68	65	67	65
O&R transition bond charges	67	70	-	-
Recoverable energy costs	55	120	55	120
Unbilled gas revenue	44	44	44	44
Electric rate increase accrual	44	-	44	-
Workers’ compensation	42	42	42	42
Other retirement program costs	20	24	20	24
Deferred derivative losses – long-term	18	-	15	-
Asbestos-related costs	10	25	10	25
Electric cost reconciliations	-	(47)	-	(47)
Other	168	220	156	205
Regulatory assets	4,176	2,017	3,764	1,773
Deferred derivative losses – current	237	9	213	9
Recoverable energy costs – current	235	221	213	192
Total Regulatory Assets	$4,648	$2,247	$4,190	$1,974
Regulatory liabilities
Allowance for cost of removal less salvage	$492	$558	$432	$501
Net electric deferrals	164	288	164	288
Gain on sale of First Avenue properties	144	256	144	256
EPA SO2 allowance proceeds – electric and steam	106	76	106	76
Transmission congestion contracts	96	163	96	163
2004 electric, gas and steam one-time rate agreement charges	85	121	85	121
Prior year deferred tax amortization	81	81	81	81
Net steam deferrals	48	-	48	-
Gain on sale of W. 24th St. property	46	-	46	-
Interest on federal income tax refund	41	41	41	41
Property tax reconciliation	39	31	39	31
NYS tax law changes	38	51	28	39
O&R refundable energy costs	27	40	-	-
DC service incentive	13	17	13	17
Gas interruptible sales credits	8	8	8	8
Deferred derivative gains – long-term	2	75	1	59
NYISO reconciliation	-	20	-	20
Earnings sharing reserve	-	7	-	7
Other	214	229	192	216
Regulatory liabilities	1,644	2,062	1,524	1,924
Deferred derivative gains – current	6	224	5	170
Total Regulatory Liabilities	$1,650	$2,286	$1,529	$2,094

Notes to the Financial Statements – Continued

“Unrecognized pension and other postretirement costs” represents the net regulatory asset associated with Con Edison’s adoption of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88,106, and 132(R)” (SFAS No. 158) in December 2006. See Notes E and F.

“World Trade Center restoration costs” represents the non-capital costs (net of federal reimbursement and insurance recoveries) incurred by Con Edison of New York for emergency response to the September 11, 2001 attack on the World Trade Center, and for restoration of electric, gas and steam transmission and distribution facilities damaged in the attack. Non-capital costs include primarily the costs of moving facilities to avoid interfering with governmental projects (interference costs) and interest on capital and non-capital costs previously deferred. Con Edison of New York’s expects the PSC to permit recovery from customers of all costs relating to the World Trade Center attack (net of any federal reimbursement, insurance payments and tax savings). The company’s current rate agreements provide for recovery from customers of $21.8 million annually of these World Trade Center restoration costs.

“Revenue taxes” represents the difference between taxes collected and the actual tax expense resulting from the repeal or reduction of certain revenue-based taxes and the imposition of a net income-based tax under the New York State tax law applicable to utilities that took effect in January 2000. For Con Edison of New York, effective October 2004, state income tax is being recovered through base rates for its gas and steam businesses and effective April 2005, for its electric business. For O&R, state income tax is being recovered through base rates for its electric and gas businesses effective November 2003. Base rates have been adjusted to reflect state income tax. An additional 1.53 percent income tax surcharge is used to fund mass transportation. For the Utilities, the surcharge is reconciled and differences between actual and billed amounts are charged or refunded to customers over a subsequent 12-month period.

“Net electric deferrals” represents the remaining unamortized balance of certain regulatory assets and liabilities of Con Edison of New York that were combined effective April 1, 2005 and are being amortized to income over the period April 2005 through March 2008, in accordance with Con Edison of New York’s 2005 electric rate agreement.

In May 2005, Con Edison of New York completed the sale of certain properties located on First Avenue in Manhattan. Net proceeds from the sale received at closing totaled $534 million, resulting in a pre-tax gain on the sale of $256 million. In accordance with the PSC order approving the sale of the properties, the company has deferred the net gain for the benefit of customers. The net after-tax gain on the sale, including additional expenses incurred in 2006, is $195 million. The net after-tax gain has been further reduced by $51 million to mitigate the steam revenue requirement in accordance with the current steam rate agreement. There may be additional proceeds in the event of certain zoning changes or other developments.

The $81 million “prior year deferred tax amortization” represents the revenue equivalent of $48 million for the amortization of deferred taxes in the years 2000 to 2004 that was not recorded during that period. The correction was recognized in 2005 with this balance deferred as a regulatory liability pending disposition by the PSC.

Power Outage Proceedings

During a July 2006 heat wave, electric service was interrupted to a number of Con Edison of New York’s customers, predominantly in the company’s Long Island City distribution network in Queens, New York. Also, a number of the company’s customers in Westchester County, New York, experienced weather-related outages in 2006.

The PSC is investigating the Queens outage. The investigation will review the circumstances surrounding the outage, the company’s response, communication and restoration efforts, the need for changes to the company’s practices and procedures and the costs incurred by the company related to the outage. In February 2007, the PSC staff issued a report on the outage which, among other things, includes the PSC staff’s (i) finding that the overriding cause of the outage was the company’s failure to adequately operate, maintain and oversee the Long Island City network, (ii) conclusion that the company should have, but failed to, shut down the Long Island City network to minimize the impact of the outage to customers, and (iii) recommendation that the PSC initiate a proceeding to consider the prudence of the company’s actions or inactions during the outage. After consideration of comments by interested parties, the PSC may accept, reject or modify its staff’s findings and recommendations. The PSC is also reviewing the Westchester outages.

In September 2006, certain members of the New York State Assembly petitioned the PSC to evaluate the company’s performance during the Queens outage and the September 2006 outage in Westchester resulting from Tropical Storm Ernesto. Their petition requests that the PSC, among other things, determine how the company’s actions affect its liability to provide compensation to customers whose service was interrupted, and to prohibit the company from recovering any costs from customers as a result of its alleged imprudent policies and grossly negligent response.

Notes to the Financial Statements – Continued

The PSC has engaged an independent third party consultant to audit the company’s performance in response to outage emergencies and planning for restoration of service.

As of December 31, 2006, Con Edison of New York had paid $14 million, $5 million of which was reimbursed by insurers, to compensate customers for spoilage of food and other perishables resulting from the Queens outage, incurred estimated operating costs of $38 million, net of $1 million of insurance reimbursement, and capital and retirement costs of $43 million invested in the Long Island City network after the Queens outage, and accrued penalties under its 2005 electric rate agreement of $18 million relating to customer outages in 2006. The company’s electric tariff prescribes compensation to customers for spoilage resulting from certain distribution system outages, but does not require compensation for weather-related overhead outages.

The Companies are unable to predict whether the outages and any related proceedings will have any further material adverse effect on their results of operations or have a material adverse effect on their financial position or liquidity.

Note C – Capitalization

Common Stock

At December 31, 2006 and 2005, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities and the competitive energy businesses. Con Edison of New York owns 21,976,200 shares of Con Edison stock, which it purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. Con Edison of New York presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

Capitalization of Con Edison

The outstanding capitalization for each of the Companies is shown on its Consolidated Statement of Capitalization, and for Con Edison includes the Utilities’ outstanding preferred stock and debt.

Preferred Stock of Con Edison of New York

As of December 31, 2006, 1,915,319 shares of Con Edison of New York’s $5 Cumulative Preferred Stock (the “$5 Preferred”) and 375,626 shares of its Cumulative Preferred Stock ($100 par value) were outstanding.

Dividends on the $5 Preferred Stock are $5 per share per annum, payable quarterly, and dividends on the Cumulative Preferred Stock are $4.65 per share per annum, payable quarterly. The preferred dividends must be declared by Con Edison of New York’s Board of Trustees to become payable. See “Dividends” below.

With respect to any corporate action to be taken by a vote of shareholders of Con Edison of New York, Con Edison (which owns all of the 235,488,094 shares of Con Edison of New York’s common stock that are outstanding) and the holders of the $5 Preferred are each entitled to one vote for each share held. Except as otherwise required by law, holders of the Cumulative Preferred Stock have no right to vote; provided, however, that if the $5 Preferred is no longer outstanding, the holders of the Cumulative Preferred Stock are entitled to one vote for each share with respect to any corporate action to be taken by a vote of the shareholders of Con Edison of New York. In addition, if dividends are in arrears for certain periods, the holders are entitled to certain rights with respect to the election of Con Edison of New York’s Trustees. Without the consent of the holders of the Cumulative Preferred Stock, Con Edison of New York may not create or authorize any kind of stock ranking prior to the Cumulative Preferred Stock or, if such actions would affect the holders of the Cumulative Preferred Stock adversely, be a party to any consolidation or merger, create or amend the terms of the Cumulative Preferred Stock or reclassify the Cumulative Preferred Stock. Con Edison of New York may redeem the $5 Preferred at a redemption price of $105 per share and the Cumulative Preferred Stock at a redemption price of $101 per share (in each case, plus accrued and unpaid dividends). In the event of the dissolution, liquidation or winding up of the affairs of Con Edison of New York, before any distribution of capital assets could be made to the holders of the company’s common stock, the holders of the $5 Preferred and the Cumulative Preferred Stock would each be entitled to receive $100 per share, in the case of an involuntary liquidation, or an amount equal to the redemption price per share, in the case of a voluntary liquidation, in each case together with all accrued and unpaid dividends.

Dividends

In accordance with PSC requirements, the dividends that the Utilities generally pay are limited to not more than 100 percent of their respective income available for dividends calculated on a two-year rolling average basis. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk.

In addition, no dividends may be paid, or funds set apart for payment, on Con Edison of New York’s common stock until all dividends accrued on the $5 Preferred Stock and Cumulative Preferred Stock have been paid, or declared and set apart for payment.

Notes to the Financial Statements – Continued

Long-term Debt

Long-term debt maturing in the period 2007-2011 is as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
2007	$374	$330
2008	507	280
2009	491	475
2010	701	625
2011	20	-

The Utilities have issued certain series of tax-exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and, in certain circumstances, is subject to mandatory tender for purchase by the Utilities.

Long-term debt is stated at cost, which in total, as of December 31, 2006, approximates fair value (estimated based on current rates for debt of the same remaining maturities), except for $225 million of Con Edison of New York’s tax-exempt financing. See “Interest Rate Hedging” in Note O.

At December 31, 2006 and 2005, long-term debt of Con Edison included $23 million of mortgage bonds collateralized by substantially all the utility plant and other physical property of O&R’s New Jersey and Pennsylvania utility subsidiaries ($20 million of which was paid at its maturity in February 2007), $42 million and $45 million, respectively, of Transition Bonds issued by O&R’s New Jersey utility subsidiary through a special purpose entity (See Note B). At December 31, 2006 and 2005, long-term debt of Con Edison included: $98 million and $115 million, respectively, of non-recourse debt of a Con Edison Development subsidiary collateralized by a pledge of the Lakewood power plant, a related power purchase agreement and project assets; and $330 million and $333 million, respectively, of debt secured by the Newington power plant and related assets. See Note P. At December 31, 2006 and 2005, restricted cash relating to the operations of the Lakewood plant was $16 million and $11 million, respectively.

Significant Debt Covenants

There are no significant debt covenants under the financing arrangements for the debentures of Con Edison or Con Edison of New York, other than obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other corporation unless certain conditions are met, and no cross default provisions. The tax-exempt financing arrangements of the Utilities are subject to these covenants and the covenants discussed below. The Companies believe that they were in compliance with their significant debt covenants at December 31, 2006.

The tax-exempt financing arrangements involved the issuance of uncollateralized promissory notes of the Utilities to NYSERDA in exchange for the net proceeds of a like amount of tax-exempt bonds with substantially the same terms sold to the public by NYSERDA. The tax-exempt financing arrangements include covenants with respect to the tax-exempt status of the financing, including covenants with respect to the use of the facilities financed. The failure to comply with these covenants would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied. The arrangements include provisions for the maintenance of liquidity and credit facilities, the failure to comply with which would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied. If an event of default were to occur, the principal and accrued interest on the debt to which such event of default applied might and, in certain circumstances would, become due and payable immediately.

The liquidity and credit facilities currently in effect for the tax-exempt financing include covenants that the ratio of debt to total capital of the obligated utility will not at any time exceed 0.65 to 1 and that, subject to certain exceptions, the utility will not mortgage, lien, pledge or otherwise encumber its assets. Certain of the facilities also include as events of default, defaults in payments of other debt obligations in excess of specified levels ($100 million for Con Edison of New York).

Note D – Short-Term Borrowing

In June 2006, Con Edison and the Utilities entered into an Amended and Restated Credit Agreement (Credit Agreement) under which banks are committed to provide loans and letters of credit, on a revolving credit basis, in an aggregate amount of up to $2.25 billion, with the full amount available to Con Edison of New York and a maximum of $1 billion available to Con Edison. The Credit Agreement, which expires in June 2011, supports the Companies’ commercial paper programs.

At December 31, 2006, Con Edison had $117 million of commercial paper outstanding at a weighted average interest rate of 5.4 percent, none of which was outstanding under Con Edison of New York’s program. At December 31, 2005, Con Edison had $755 million of commercial paper outstanding of which $520 million was outstanding under Con Edison of New York’s program. The weighted average interest rate at December 31, 2005 was 4.3 percent for each of Con Edison and Con Edison of New York.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of

Notes to the Financial Statements – Continued

credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company and declare any amounts owed by that company under the Credit Agreement immediately due and payable. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2006, this ratio was 0.52 to 1 for Con Edison and 0.50 to 1 for Con Edison of New York); having liens on its assets in an aggregate amount exceeding 5 percent of its consolidated total capital, subject to certain exceptions; and the failure by the company, following any applicable notice period, to meet certain other customary covenants. The fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. At December 31, 2006, $15.8 million of letters of credit were outstanding under the Credit Agreement.

See Note R for information about short-term borrowing between related parties.

Note E – Pension Benefits

Con Edison maintains a tax-qualified, non-contributory pension plan that covers substantially all employees of Con Edison of New York and O&R and certain employees of Con Edison’s competitive energy businesses. The plan is designed to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. In addition, Con Edison maintains additional non-qualified supplemental pension plans.

Investment gains and losses are fully recognized in expense over a 15-year period and other actuarial gains and losses are fully recognized in expense over a 10-year period, subject to the deferral provisions discussed in the next paragraph. This amortization is in accordance with the Statement of Policy issued by the PSC and is permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” which provides a “corridor method” for moderating the effect of investment gains and losses on pension expense, or alternatively, allows for any systematic method of amortization of unrecognized gains and losses that is faster than the corridor method and is applied consistently to both gains and losses.

Effective April 1, 2005, in accordance with the 2005 Electric Rate Agreement and October 1, 2004, in accordance with the gas and steam rate agreements, Con Edison of New York began deferring the difference between expenses recognized under SFAS No. 87 and the rate allowance. Generally, O&R has also been deferring such difference pursuant to its rate agreements. See Note B.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for 2006, 2005 and 2004 were as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2006	2005	2004	2006	2005	2004
Service cost – including administrative expenses	$133	$118	$105	$123	$108	$97
Interest cost on projected benefit obligation	460	430	414	430	402	388
Expected return on plan assets	(620)	(642)	(652)	(595)	(618)	(629)
Amortization of net actuarial (gain)/loss	126	81	(38)	105	64	(50)
Amortization of prior service costs	13	13	12	11	12	11
Net periodic benefit cost	$112	$-	$(159)	$74	$(32)	$(183)
Amortization of regulatory asset*	4	4	4	4	4	4
Total periodic benefit cost	$116	$4	$(155)	$78	$(28)	$(179)
Cost capitalized	(34)	2	45	(26)	9	51
Cost deferred	(108)	(44)	1	(95)	(33)	2
Cost credited to operating expenses	$(26)	$(38)	$(109)	$(43)	$(52)	$(126)

*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

Notes to the Financial Statements – Continued

Funded Status

The funded status at December 31, 2006, 2005 and 2004 was as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2006	2005	2004	2006	2005	2004
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$8,083	$7,315	$6,695	$7,557	$6,840	$6,267
Service cost – excluding administrative expenses	131	116	104	122	107	96
Interest cost on projected benefit obligation	460	430	414	430	402	388
Plan amendments	1	-	32	1	-	22
Net actuarial loss	5	577	400	11	538	373
Benefits paid	(380)	(355)	(330)	(354)	(330)	(306)
Projected Benefit Obligation at End of Year	$8,300	$8,083	$7,315	$7,767	$7,557	$6,840
Change in Plan Assets
Fair value of plan assets at beginning of year	$7,511	$7,254	$6,710	$7,214	$6,985	$6,474
Actual return on plan assets	930	609	872	892	586	840
Employer contributions	103	34	28	66	2	2
Benefits paid	(380)	(355)	(330)	(354)	(330)	(306)
Administrative expenses	(40)	(31)	(26)	(38)	(29)	(25)
Fair Value of Plan Assets at End of Year	$8,124	$7,511	$7,254	$7,780	$7,214	$6,985
Funded status	$(176)	$(572)	$(61)	$13	$(343)	$145

Unrecognized net loss	1,516	1,908	1,351	1,397	1,750	1,217
Unrecognized prior service costs	63	75	87	51	62	73
Net Prepaid Benefit Cost	$-	$1,411	$1,377	$-	$1,469	$1,435
Accumulated Benefit Obligation	$7,534	$7,297	$6,582	$7,025	$6,796	$6,127

In December 2006, Con Edison adopted SFAS No. 158. This Statement requires an employer to recognize an asset or liability for the overfunded or underfunded status of its pension and other postretirement benefit plans. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. The Statement required employers to recognize all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income (OCI), net of tax. Such amounts will be adjusted as they are subsequently recognized as components of net periodic benefit cost or income pursuant to the current recognition and amortization provisions.

Upon adoption of SFAS No. 158, Con Edison recognized an additional pension liability of $85 million and eliminated the prepaid pension asset of $1.5 billion. A regulatory asset of $1.5 billion was recorded for the unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with SFAS No. 71. An OCI charge of $8 million (net of taxes) was recorded for the unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries. Con Edison of New York recognized a pension asset of $13 million, eliminated a pension liability of $28 million and eliminated the prepaid pension asset of $1.5 billion. A regulatory asset of $1.4 billion was recorded for the unrecognized net losses and unrecognized prior service costs in accordance with SFAS No. 71. A credit to OCI of $8 million (net of taxes) was recorded which represents the reversal of OCI charges associated with the supplemental retirement plans partially offset by the unrecognized net losses and unrecognized prior service costs associated with former employees of the Utilities employed by the competitive energy businesses.

Notes to the Financial Statements – Continued

Prior to the adoption of SFAS No. 158, amounts recognized in the consolidated balance sheet at December 31, 2005 were as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
Prepaid pension cost	$1,474	$1,474
Accrued benefit cost	(58)	-
Additional minimum pension liability	(22)	(19)
Intangible asset	2	2
Accumulated other comprehensive income	20	17
1993 special retirement program	(5)	(5)
Net prepaid benefit cost	$1,411	$1,469

The estimated net loss and prior service cost for the pension plan that will be amortized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison are $152 million and $11 million, respectively. Included in these amounts are $131 million and $9 million, respectively, for Con Edison of New York.

At December 31, 2006 and 2005, Con Edison’s investments include $59 million and $53 million, respectively, held in an external trust account for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for Con Edison of New York were $47 million and $42 million, respectively. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and Con Edison of New York were $138 million and $105 million as of December 31, 2006 and $120 million and $87 million as of December 31, 2005, respectively.

Assumptions

The actuarial assumptions were as follows:

	2006	2005	2004
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	5.70%	5.90%
Rate of compensation increase
– Con Edison of New York	4.00%	4.00%	4.00%
– O&R	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.70%	5.90%	6.30%
Expected return on plan assets	8.50%	8.80%	8.80%
Rate of compensation increase
– Con Edison of New York	4.00%	4.00%	4.00%
– O&R	4.00%	4.00%	4.00%

The expected return assumption reflects anticipated returns on the plan’s current and future assets. The Companies’ expected return was based on an evaluation of the current environment, market and economic outlook, relationships between the economy and asset class performance patterns, and recent and long-term trends in asset class performance. The projections were based on the plan’s target asset allocation and were adjusted for historical and expected experience of active portfolio management results compared to benchmark returns. Historical plan performance and peer data are also reviewed to check for reasonability and appropriateness.

Discount Rate Assumption

To determine the assumed discount rate, the Companies use a model that produces a yield curve based on yields on selected highly rated (Aaa or Aa, by Moody’s Investors Service) corporate bonds. Bonds with insufficient liquidity, bonds with questionable pricing information and bonds that are not representative of the overall market are excluded from consideration. For example, the bonds used in the model cannot be callable, they must have a price between 50 and 200, the yield must lie between 1 percent and 20 percent, and the amount of the issue must be in excess of $100 million. The spot rates defined by the yield curve and the plan’s projected benefit payments are used to develop a weighted average discount rate.

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of dollars)	2007	2008	2009	2010	2011	2012- 2016
Con Edison	$413	$436	$457	$480	$502	$2,829
Con Edison of New York	385	406	426	447	468	2,640

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2007. The Companies’ policy is to fund their accounting cost to the extent tax deductible, therefore, Con Edison and Con Edison of New York expect to make discretionary contributions of $126 million and $92 million, respectively, to the pension plan during 2007.

Plan Assets

The asset allocations for the pension plan at the end of 2006, 2005 and 2004, and the target allocation for 2007 are as follows:

Asset Category	Target Allocation	Plan Assets at December 31
	2007	2006	2005	2004
Equity Securities	65%	66%	67%	67%
Debt Securities	30%	28%	28%	28%
Real Estate	5%	6%	5%	5%
Total	100%	100%	100%	100%

Notes to the Financial Statements – Continued

Con Edison has established a pension trust for the investment of assets to be used for the exclusive purpose of providing retirement benefits to participants and beneficiaries.

Pursuant to resolutions adopted by Con Edison’s Board of Directors, the Management Development and Compensation Committee of the Board of Directors (the Committee) has general oversight responsibility for Con Edison’s pension and other employee benefit plans. The pension plan’s Named Fiduciaries have been granted the authority to control and manage the operation and administration of the plans, including overall responsibility for the investment of assets in the trust and the power to appoint and terminate investment managers. The Named Fiduciaries consist of Con Edison’s chief executive, financial and accounting officers and others the Board of Trustees may appoint in addition to or in place of the designated Named Fiduciaries.

The investment objective for the pension trust is to maximize the long-term total return on the trust assets within a prudent level of risk. The investment strategy is to diversify its funds across asset classes, investment styles and fund managers. The target asset allocation is reviewed periodically based on asset/liability studies and may be modified as appropriate. The target asset allocation for 2007 reflects the results of such a study conducted in 2003.

Individual fund managers operate under written guidelines provided by Con Edison, which cover such areas as investment objectives, performance measurement, permissible investments, investment restrictions, trading and execution, and communication and reporting requirements. Manager performance, total fund performance, and compliance with asset allocation guidelines are monitored on an ongoing basis, and reviewed by the Named Fiduciaries and reported to the Committee on a regular basis. Changes in fund managers and rebalancing of the portfolio are undertaken as appropriate. The Named Fiduciaries approve such changes, which are also reported to the Committee.

The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31
(Millions of Dollars)	2006	2005	2004
Con Edison	$20	$19	$19
Con Edison of New York	18	17	17

Note F – Other Postretirement Benefits

The Utilities currently have contributory comprehensive hospital, medical and prescription drug programs for all retirees, their dependents and surviving spouses.

Con Edison of New York also has a contributory life insurance program for bargaining unit employees and provides basic life insurance benefits up to a specified maximum at no cost to retired management employees. O&R has a non-contributory life insurance program for retirees. Certain employees of Con Edison’s competitive energy businesses are eligible to receive benefits under these programs.

Investment plan gains and losses are fully recognized in expense over a 15-year period for the Companies and other actuarial gains and losses are fully recognized in expense over a 10-year period, provided, however, that the Utilities generally defer any difference between expenses recognized under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and the current rate allowances for their electric, gas and steam operations.

Notes to the Financial Statements – Continued

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for 2006, 2005 and 2004 were as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2006	2005	2004	2006	2005	2004
Service cost	$17	$14	$11	$13	$10	$8
Interest cost on accumulated other postretirement benefit obligation	87	84	74	77	74	66
Expected return on plan assets	(78)	(79)	(79)	(72)	(73)	(74)
Amortization of net actuarial loss	58	72	40	49	63	35
Amortization of prior service cost	(15)	(15)	(15)	(15)	(15)	(15)
Amortization of transition obligation	4	4	4	4	4	4
Net Periodic Postretirement Benefit Cost	$73	$80	$35	$56	$63	$24
Cost capitalized	(23)	(25)	(10)	(19)	(21)	(7)
Cost deferred	(33)	(24)	11	(27)	(18)	12
Cost charged to operating expenses	$17	$31	$36	$10	$24	$29

Funded Status

The funded status of the programs at December 31, 2006, 2005 and 2004 was as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2006	2005	2004	2006	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,568	$1,315	$1,238	$1,383	$1,157	$1,107
Service cost	17	14	11	13	10	8
Interest cost on accumulated postretirement benefit obligation	87	84	74	77	74	66
Net actuarial loss/(gain)	(17)	244	117	(9)	221	91
Benefits paid and administrative expenses	(121)	(108)	(102)	(110)	(97)	(92)
Participant contributions	20	19	19	19	18	19
Medicare prescription benefit	4	-	(42)	3	-	(42)
Plan amendments	8	-	-	-	-	-
Benefit Obligation at End of Year	$1,566	$1,568	$1,315	$1,376	$1,383	$1,157
Change in Plan Assets
Fair value of plan assets at beginning of year	$926	$882	$839	$861	$826	$790
Actual return on plan assets	114	59	91	105	56	87
Employer contributions	65	71	31	52	58	22
Participant contributions	19	18	19	19	18	19
Benefits paid	(119)	(104)	(98)	(110)	(97)	(92)
Fair Value of Plan Assets at End of Year	$1,005	$926	$882	$927	$861	$826
Funded Status	$(561)	$(642)	$(433)	$(449)	$(522)	$(331)

Unrecognized net loss	466	576	386	405	496	322
Unrecognized prior service costs	(81)	(104)	(119)	(89)	(103)	(118)
Unrecognized net transition liability at January 1, 1993*	22	26	29	22	26	29
Accrued Postretirement Benefit Cost	$-	$(144)	$(137)	$-	$(103)	$(98)

*	Being amortized over a period of 20 years and reduced by an additional amount in 2002 due to plan amendments.

Notes to the Financial Statements – Continued

For discussion of SFAS No. 158, see Note E. Upon adoption of SFAS No. 158, Con Edison recognized an additional liability for other postretirement benefits of $408 million. A regulatory asset of $390 million was recorded for the unrecognized net losses, unrecognized prior service costs and unrecognized transition liability associated with the Utilities consistent with SFAS No. 71. An OCI charge of $11 million (net of taxes) was recorded for the unrecognized net losses, unrecognized prior service costs and unrecognized transition liability associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries. Con Edison of New York recognized an additional liability for other postretirement benefits of $338 million. A regulatory asset of $338 million was recorded for the unrecognized net losses, unrecognized prior service costs and unrecognized transition liability in accordance with SFAS No. 71. A charge to OCI of $1 million (net of taxes) was recorded for the unrecognized net losses, unrecognized prior service costs and unrecognized transition liability associated with operations that do not fall under SFAS No. 71.

The estimated net loss, prior service costs and transition obligation for the other postretirement benefits that will be amortized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison are $64 million, $(14) million and $4 million, respectively. Included in these amounts are $55 million, $(15) million and $4 million, respectively, for Con Edison of New York.

Assumptions

The actuarial assumptions were as follows:

	2006	2005	2004
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate	6.00%	5.70%	5.90%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate	5.70%	5.90%	6.30%
Expected Return on Plan Assets
Tax-Exempt	8.50%	8.80%	8.80%
Taxable
Con Edison of New York	7.50%	7.80%	7.80%
O&R	8.00%	8.30%	8.30%

Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies, and the assumed discount rate.

The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2006 was 9 percent, which is assumed to decrease gradually to 4.5 percent by 2011 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as at December 31, 2006 was 9 percent, which is assumed to decrease gradually to 4.5 percent by 2012 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2006:

	Con Edison		Con Edison of New York
	1-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$30	$(17)	$10	$(1)
Effect on service cost and interest cost components for 2006	3	(2)	1	(1)

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2007	2008	2009	2010	2011	2012- 2016
Gross Benefit Payments
Con Edison	$107	$111	$116	$121	$126	$662
Con Edison of New York	96	99	103	107	111	583
Medicare prescription benefit receipts
Con Edison	$9	$10	$11	$12	$13	$76
Con Edison of New York	8	9	10	10	11	68

Notes to the Financial Statements – Continued

Expected Contributions

Based on current estimates, Con Edison and Con Edison of New York expect to make contributions of $63 million and $50 million, respectively, to the other postretirement benefit plans in 2007.

Plan Assets

The asset allocations for Con Edison of New York’s other postretirement benefit plans at the end of 2006, 2005 and 2004, and the target allocation for 2007 are as follows:

	Target Allocation	Plan Assets at December 31
Asset Category	2007	2006	2005	2004
Equity Securities	65%	65%	66%	66%
Debt Securities	35%	35%	34%	34%
Total	100%	100%	100%	100%

Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.

Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.

Effect of Medicare Prescription Benefit

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 created a benefit for certain employers who provide postretirement drug programs. FASB Staff Position (FSP) No. FAS 106-2, issued by the FASB in May 2004, provides accounting and disclosure requirements relating to the Act. The Companies’ actuaries have determined that each of their prescription drug plans provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan and projections indicate that this will be the case for 20 years; therefore, the Companies are eligible to receive the benefit that the Act makes available. When the plans’ benefits are no longer actuarially equivalent to the Medicare plan, 25 percent of the retirees in each plan are assumed to begin to decline participation in the Companies’ prescription programs.

Note G – Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation and remediation costs (which include costs of demolition, removal, disposal, storage, replacement, containment, and monitoring) and environmental damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which the Utilities have been asserted to have liability under these laws, including their manufactured gas plant sites, are referred to herein as “Superfund Sites.”

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate in 2006 dollars of the amount the Utilities will need to pay to discharge their related obligations. For Superfund Sites (including the manufactured gas plant sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate in 2006 dollars of the company’s share of undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites. Remediation costs are estimated in light of the information available, applicable remediation standards, and experience with similar sites.

The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2006 and 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Accrued Liabilities:
Manufactured gas plant sites	$228	$173	$180	$121
Other Superfund Sites	64	65	63	65
Total	$292	$238	$243	$186
Regulatory assets	$318	$241	$255	$182

Notes to the Financial Statements – Continued

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites at December 31, 2006 and 2005, were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Remediation costs incurred	$53	$46	$45	$41
Insurance recoveries received*	3	2	3	2
* Reduced amount deferred for recovery from customers

In 2006, Con Edison of New York estimated that for its manufactured gas plant sites, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range up to $1.1 billion. In 2006, O&R estimated that for its manufactured gas plant sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range up to $96 million. These estimates were based on the assumption that there is contamination at the sites that have not yet been investigated and additional assumptions about these and the other sites regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2006, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2006 and 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Accrued liability – asbestos suits	$10	$25	$10	$25
Regulatory assets – asbestos suits	$10	$25	$10	$25
Accrued liability – workers’ compensation	$117	$118	$112	$113
Regulatory assets – workers’ compensation	$42	$42	$42	$42

Note H – Other Material Contingencies

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

Mirant Litigation

In June 1999, O&R completed the sale of all of its generating assets and Con Edison of New York completed the sale of its two-thirds interest in the Bowline Point generating facility to affiliates (Mirant Affiliates) of Mirant Corporation (Mirant, formerly Southern Energy, Inc.). The total gross proceeds from the sale amounted to $476 million ($343 million attributable to O&R and $133 million attributable to Con Edison of New York). In 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In January 2006, Mirant and most of its subsidiaries, but not the Mirant Affiliates, emerged from bankruptcy.

In May 2006, Mirant, the Mirant Affiliates and another Mirant subsidiary (the Claimants) commenced a proceeding seeking,

Notes to the Financial Statements – Continued

among other things, to void the sale of the generating assets and recover the amounts paid by the Mirant Affiliates in connection with the sale (which the Claimants allege exceeded the fair value of the assets), together with interest on such amounts. In addition, the Claimants seek damages and a declaration that the Utilities defend and indemnify the Mirant Affiliates in connection with certain environmental, operational and other matters relating to some of the assets, the costs of which could be substantial. The Claimants also object to the allowance of claims totaling approximately $1 million filed by the Utilities in the bankruptcy proceeding.

In October 2006, the Mirant Affiliate that owns the Lovett generating units notified the PSC and O&R of its intention to retire the units in 2007 and 2008. O&R is in the process of constructing upgrades to its transmission and distribution system to meet anticipated demand growth, and believes that these upgrades will allow the system to meet existing and future demand requirements in the event that the Lovett units are shut down.

The Companies are unable to predict whether or not any Mirant related lawsuits or other actions will have a material adverse effect on their financial position, results of operations or liquidity.

Other Contingencies

See “Power Outage Proceedings” in Note B and “Lease In/Lease Out Transactions in Note J.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued a guarantee on behalf of an entity in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $1.2 billion and $1.1 billion at December 31, 2006 and 2005, respectively.

A summary, by type and term, of Con Edison’s total guarantees at December 31, 2006 is as follows:

Guarantee Type (Millions of Dollars)	0 – 3 years	4 – 10 years	> 10 years	Total
Commodity transactions	$833	$23	$224	$1,080
Affordable housing program	-	26	-	26
Intra-company guarantees	17	-	1	18
Other guarantees	38	48	-	86
Total	$888	$97	$225	$1,210

Commodity Transactions – Con Edison guarantees payments on behalf of its competitive energy businesses in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity and related commodity services. In addition, a Con Edison Development subsidiary has guaranteed payment for fuel oil purchases by a 42 MW foreign generating project in which it has an equity interest. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet.

Affordable Housing Program – Con Edison Development guarantees the repurchase and remarketing obligations of one of its subsidiaries for debt relating to moderate-income rental apartment properties eligible for tax credits under Section 42 of the Internal Revenue Code. In accordance with Emerging Issues Task Force (EITF) No. 94-01, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects,” neither the rental apartment properties nor the related indebtedness is included on Con Edison’s consolidated balance sheet.

Intra-company Guarantees – Con Edison guarantees electricity sales made by Con Edison Energy and Con Edison Solutions to O&R and Con Edison of New York.

Other Guarantees – Con Edison, Con Edison Development and its subsidiaries also guarantee the following:

–	$47 million relates to a guarantee issued by Con Edison covering RCN Corporation’s lease payment to use Con Edison of New York’s conduit system in accordance with a tariff approved by the PSC and rent payment obligations under various lease agreements for office buildings (see Note T);
–	$25 million for a parental guarantee provided by Con Edison on Con Edison Solutions’ indemnity agreement for surety bonds; and
–	$14 million for guarantees and standby financial letters of credit in connection with investments in energy infrastructure, power and cogeneration projects.

Notes to the Financial Statements — Continued

Note I – Non-Utility Generators and Other Power Purchase Agreements

Con Edison of New York has long-term power purchase agreements (PPAs) with non-utility generators (NUGs) and others for generating capacity. The company recovers its purchase power costs in accordance with provisions approved by the PSC. See “Recoverable Energy Costs” in Note A.

At December 31, 2006, the significant terms of the PPAs were as follows:

Facility	Equity Owner	Plant Output (MW)	Contracted Output (MW)		Contract Start Date	Contract Term (Years)
Indian Point	Entergy Nuclear Indian Point 2, LLC	1,000	1,000	*	April 2004	7
Independence	Sithe/Independence Partners, LP	1,000	740		November 1994	20
Linden Cogeneration	East Coast Power, LLC	715	645		May 1992	25
Astoria Energy	Astoria Energy, LLC	500	500		May 2006	10
Selkirk	Selkirk Cogen Partners, LP	345	265		September 1994	20
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	325	295		November 1996	40
Indeck Corinth	Indeck Energy Services of Corinth, Inc.	140	131		July 1995	20
Wheelabrator	Wheelabrator Westchester, LP	51	51		April 1984	25

*	Contracted output will decrease to 650 MW in 2009 and 350 MW in 2010.

Assuming performance by the parties to the PPAs, Con Edison of New York is obligated over the terms of the PPAs to make capacity and other fixed payments.

For the years 2007 through 2011, the capacity and other fixed payments under the contracts are estimated to be as follows:

(Millions of Dollars)	2007	2008	2009	2010	2011
Con Edison of New York	$505	$516	$522	$515	$519

For energy delivered under most of the PPAs, Con Edison of New York is obligated to pay variable prices. The company’s payments under the PPAs for capacity, energy and other fixed payments in 2006, 2005 and 2004 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2006	2005	2004
Indian Point	$400	$373	$333	*
Linden Cogeneration	539	594	471
Selkirk	187	206	178
Astoria Energy	164	-	-
Brooklyn Navy Yard	150	139	131
Independence	105	106	128
Indeck Corinth	81	109	99
Wheelabrator	25	32	20

*	Amounts include payments under PPA in effect prior to April 2004.

Note J – Leases

Con Edison’s subsidiaries lease electric generating and gas distribution facilities, other electric transmission and distribution facilities, office buildings and equipment. In accordance with SFAS No. 13, these leases are classified as either capital leases, operating leases or leveraged leases. Most of the operating leases provide the option to renew at the fair rental value for future periods. Generally, it is expected that leases will be renewed or replaced in the normal course of business.

Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with SFAS No. 71, the amortization of the leased asset is based on the rental payments recovered from customers. The following assets under capital leases are included in the Companies’ consolidated balance sheets at December 31, 2006 and 2005:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Utility Plant
Transmission	$12	$14	$7	$8
Common	23	25	23	25
Total	$35	$39	$30	$33

The accumulated amortization of the capital leases for Con Edison and Con Edison of New York was $41 million and $40 million, respectively, at December 31, 2006, and $38 million and $37 million, respectively, at December 31, 2005.

Notes to the Financial Statements — Continued

The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
2007	$7	$7
2008	8	8
2009	8	8
2010	7	7
2011	7	7
All years thereafter	5	5
Total	42	42
Less: amount representing interest	12	12
Present value of net minimum lease payment	$30	$30

Con Edison of New York subleases one of its capital leases. The minimum rental to be received in the future under the non-cancelable sublease is $21 million.

Operating leases: The future minimum lease commitments under the Companies’ non-cancelable operating lease agreements are as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
2007	$43	$39
2008	43	39
2009	43	40
2010	41	39
2011	41	40
All years thereafter	138	135
Total	$349	$332

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transaction). The transactions respectively involve gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with SFAS No. 13, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At December 31, 2006 and December 31, 2005, the company’s investment in these leveraged leases ($232 million and $225 million, respectively) net of deferred tax liabilities ($208 million and $187 million, respectively), amounted to $24 million and $38 million, respectively.

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of this tax payment and interest. In September 2006, at the audit level, the IRS also disallowed $151 million of net tax deductions taken with respect to both of the LILO transactions for the tax years 1998 through 2001. In November 2006, Con Edison filed an appeal of this disallowance with the Appeals Office of the IRS, where consideration of this matter is pending.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through December 31, 2006, in the aggregate, was $154 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $44 million. See Note L for a discussion of a new accounting requirement regarding accounting for uncertainty in income taxes.

In July 2006, the FASB issued FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which becomes effective for fiscal years beginning after December 15, 2006. This FSP requires the expected timing of income tax cash flows generated by Con Edison’s LILO transactions to be reviewed at least annually. If the expected timing of the cash flows is revised, the rate of return and the allocation of income would be recalculated from the inception of the LILO transactions, and the company would be required to recalculate the accounting effect of the LILO transactions, which would result in a charge to earnings that could have a material adverse effect on the company’s results of operations.

Note K – Goodwill and Intangible Assets

In 2006 and 2005, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of the goodwill were allocated to Con Edison of New York and O&R, respectively.

Notes to the Financial Statements — Continued

Con Edison’s intangible assets consist of the following:

	December 31, 2006			December 31, 2005
(Millions of Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Power purchase agreement of an unregulated subsidiary	$112	$33	$79	$112	$23	$89
Other	2	1	1	2	1	1
Total	$114	$34	$80	$114	$24	$90

In 2003, upon implementation of new FASB guidance on derivatives (Derivatives Implementation Group Issue C20), the power purchase agreement was measured at its fair value of $112 million and is currently being amortized over its remaining useful life. Con Edison also recognized at fair value certain power sales contracts at Con Edison Development. The cumulative effect of this change in accounting principle was an increase to net income of $8 million. The amortization expense was $10 million for the years ended December 31, 2006 and 2005 and is expected to be $10 million annually for the years 2007 through 2011.

Note L – Income Tax

The components of income tax are as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2006	2005	2004	2006	2005	2004
Charge/(benefit) to operations:
State
Current	$5	$64	$32	$-	$65	$39
Deferred – net	87	10	32	78	1	30
Federal
Current	67	387	(102)	55	385	(76)
Deferred – net	254	(93)	340	228	(115)	293
Amortization of investment tax credit	(6)	(7)	(6)	(6)	(7)	(6)
Total Charge to Operations	407	361	296	355	329	280
Charge/(benefit) to other income:
State
Current	(8)	(7)	(8)	(6)	-	(2)
Deferred – net	1	(1)	3	5	2	5
Federal
Current	(12)	(22)	(12)	(12)	(8)	-
Deferred – net	2	10	(7)	7	7	(5)
Total Charge/(Benefit) to Other Income	(17)	(20)	(24)	(6)	1	(2)
Total	$390	$341	$272	$349	$330	$278

Notes to the Financial Statements – Continued

The tax effect of temporary differences, which gave rise to deferred tax assets and liabilities, is as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Deferred tax liabilities:
Depreciation	$2,029	$1,965	$1,841	$1,789
Regulatory liability – future income tax	1,118	1,075	1,048	1,008
Unrecognized pension and other postretirement costs – SFAS No. 158	788	-	726	-
State income tax	454	367	380	304
Capitalized overheads	475	418	442	390
Other	439	403	272	252
Total deferred tax liabilities	5,303	4,228	4,709	3,743
Deferred tax assets:
Unrecognized pension and other postretirement costs – SFAS No. 158	788	-	726	-
Regulatory asset – future income tax	123	123	107	106
State income tax	55	62	34	51
Other	327	490	241	415
Total deferred tax assets	1,293	675	1,108	572
Net Liabilities	4,010	3,553	3,601	3,171
Investment Tax Credits	85	91	81	87
Deferred Income Taxes and Investment Tax Credits	$4,095	$3,644	$3,682	$3,258
Deferred Income Taxes – Recoverable Energy Costs	96	90	87	78
Total Deferred Income Taxes and Investment Tax Credits	$4,191	$3,734	$3,769	$3,336

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			Con Edison of New York
(% of Pre-tax income)	2006	2005	2004	2006	2005	2004
Statutory Tax Rate
Federal	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	5	4	5	5	4	6
Depreciation related differences	1	2	3	1	2	3
Cost of removal	(6)	(6)	(6)	(6)	(6)	(6)
Other	(1)	(4)	(4)	(2)	(3)	(4)
Effective Tax Rate	34%	31%	33%	33%	32%	34%

Timing of Deduction of Construction-Related Costs

In August 2005, the IRS issued Revenue Ruling 2005-53 with respect to when federal income tax deductions can be taken for certain construction-related costs. The Companies’ used the “simplified service cost method” (SSCM) to determine the extent to which these costs could be deducted in 2002, 2003, 2004 and 2005, and as a result reduced their current tax expense by $347 million, of which $318 million is attributable to Con Edison of New York.

The Companies expect that they will be required to repay, with interest, a portion of their past SSCM tax benefits and to capitalize and depreciate over a period of years costs they previously deducted under SSCM. Interest on all past SSCM tax benefits for Con Edison and Con Edison of New York would be approximately $78 million and $71 million, respectively. In 2006, Con Edison and Con Edison of New York accrued interest of $31 million and $28 million, respectively, representing their best estimates of the interest that may be required. Repayment of the SSCM tax benefits would not otherwise affect the Companies’ results of operations because deferred taxes have been previously provided for the related temporary differences between the SSCM deductions taken for federal income tax purposes and the corresponding amounts charged to expense for financial reporting purposes.

Notes to the Financial Statements – Continued

Uncertain Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109 and becomes effective for fiscal years beginning after December 15, 2006. Under the interpretation, an enterprise would not be allowed to recognize, in its financial statements, the benefit of a tax position unless that position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position. The IRS has essentially completed its audits of the Companies’ federal income tax returns through 2001 and for tax year 2005. The Companies’ federal income tax returns for 2002 through 2004, which the IRS is reviewing, reflect certain tax positions with which the IRS does not or may not agree, including tax positions with respect to Con Edison’s leveraged lease transactions (see Note J) and the deduction of certain construction related costs discussed above. The adoption of FIN 48 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

Note M – Stock-Based Compensation

The Companies may compensate employees and directors with, among other things, stock options, restricted stock units and contributions to a discount stock purchase plan. The Stock Option Plan (the 1996 Plan) provided for awards of stock options to officers and employees for up to 10 million shares of Con Edison common stock. The Long Term Incentive Plan (LTIP) among other things, provides for awards of restricted stock units, stock options and, to Con Edison’s non-officer directors, deferred stock units for up to 10 million shares of common stock (of which not more than four million shares may be restricted stock or stock units).

Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased in the open market. The shares used during the period ended December 31, 2006 have been new shares, except for shares distributed to a retired officer with respect to 130,000 vested restricted stock units which were purchased in the open market.

In January 2006, Con Edison adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective approach. Pursuant to SFAS No. 123(R), the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the period ended December 31, 2006, 2005 and 2004:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2006	2005	2004	2006	2005	2004
Stock options	$7	$-	$-	$6	$-	$-
Restricted stock units	1	5	6	1	4	4
Performance-based restricted stock	11	4	5	10	3	3
Non-officer director deferred stock compensation	1	1	1	1	1	1
Total	$20	$10	$12	$18	$8	$8

If the Companies had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” for the purposes of recognizing expense for stock-based compensation arrangements, the following table illustrates the effect on net income and earnings per share for the period ended December 31, 2005 and 2004:

	Con Edison		Con Edison of New York
(Millions of Dollars, except per share amounts/Shares in Millions)	2005	2004	2005	2004
Net income, as reported	$719	$537	$705	$529
Add: Stock-based compensation expense included in reported net income, net of related tax effects	6	7	5	5
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	10	12	8	8
Pro forma net income	$715	$532	$702	$526
Earnings per common share:
Basic – as reported	$2.95	$2.28
Basic – pro forma	$2.93	$2.26
Diluted – as reported	$2.94	$2.27
Diluted – pro forma	$2.92	$2.25

Notes to the Financial Statements – Continued

Stock Options

Stock options generally vest over a three-year period and have a term of ten years. Options are granted at an exercise price equal to the fair market value of a common share when the option was granted. The Companies generally recognize compensation expense (based on the fair value of stock option awards) over the continuous service period in which the options vest. Awards to employees currently eligible for retirement are expensed in the month awarded.

The outstanding options are “equity awards” because shares of Con Edison common stock are delivered upon exercise of the options. As equity awards, the fair value of the options is measured at the grant date. The weighted-average fair values of options granted in 2006, 2005 and 2004 are $3.81, $4.51 and $5.12 per share, respectively. These values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004
Risk-free interest rate	4.62%	3.95%	3.47%
Expected life	4.6 years	4.6 years	6 years
Expected stock volatility	13.41%	19.00%	20.63%
Expected dividend yield	5.06%	5.37%	5.16%

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

A summary of changes in the status of stock options awarded as of December 31, 2006, 2005 and 2004 is as follows:

	Con Edison		Con Edison of New York
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/03	7,617,176	$40.065	6,753,426	$40.142
Granted	1,332,400	43.771	1,073,700	43.765
Exercised	(943,142)	34.005	(880,175)	33.971
Forfeited	(198,250)	45.092	(187,700)	45.154
Outstanding at 12/31/04	7,808,184	41.302	6,759,251	41.381
Granted	1,300,950	42.723	1,037,750	42.713
Exercised	(1,149,533)	38.529	(1,023,650)	38.457
Forfeited	(92,450)	43.943	(75,950)	44.668
Outstanding at 12/31/05	7,867,151	41.913	6,697,401	42.000
Granted	1,663,900	45.133	1,410,700	45.175
Exercised	(854,550)	39.584	(729,700)	39.805
Forfeited	(58,900)	44.283	(31,800)	45.006
Outstanding at 12/31/06	8,617,601	$42.773	7,346,601	$42.842

The change in the fair value of all outstanding options from their grant dates to December 31, 2006 (aggregate intrinsic value) for Con Edison and Con Edison of New York were $46 million and $38 million, respectively. The aggregate intrinsic value of options exercised in 2006 was $7 million and the cash received by Con Edison for payment of the exercise price was $34 million. The weighted average remaining contractual life of options outstanding is five years as of December 31, 2006.

Notes to the Financial Statements – Continued

The following table summarizes stock options outstanding at December 31, 2006 for each plan year for the Companies:

		Con Edison			Con Edison of New York
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2006	9	1,654,800	$45.142	-	1,404,700	$45.182	-
2005	8	1,272,050	42.736	-	1,026,750	42.718	-
2004	7	1,289,650	43.766	-	1,046,200	43.763	-
2003	6	1,209,450	39.849	1,209,450	1,014,100	39.884	1,014,100
2002	5	1,172,500	42.510	1,172,500	1,008,500	42.510	1,008,500
2001	4	674,500	37.750	674,500	588,000	37.750	588,000
2000	3	198,600	32.500	198,600	156,600	32.500	156,600
1999	2	868,850	47.938	868,850	827,050	47.938	827,050
1998/97	1	277,201	41.440	277,201	274,701	41.429	274,701
Total		8,617,601	$42.773	4,401,101	7,346,601	$42.842	3,868,951

The exercise prices of options awarded in 2006 and 2005 range from $43.50 to $46.88 and $42.18 to $43.72, respectively. The total expense to be recognized in future periods for unvested stock options outstanding as of December 31, 2006 is $4 million for Con Edison, including $3 million for Con Edison of New York.

Restricted Stock Units

Restricted stock unit awards under the LTIP have been made as follows: (i) restricted stock unit agreements with certain officers; (ii) annual awards to officers under restricted stock unit agreements that provide for adjustment of the number of units (performance-restricted stock units or Performance RSUs); and (iii) directors’ deferred compensation plan. Each restricted stock unit awarded represents the right to receive, upon vesting, one share of Con Edison common stock, or, except for units awarded under the directors’ plan, the cash value of a share or a combination thereof.

Pursuant to employment agreements, certain senior officers of Con Edison and its subsidiaries were granted restricted stock units, subject to the officers’ meeting the terms and conditions of the agreements. The units vest over various periods through March 2009 or immediately upon the occurrence of certain events. The restricted stock units granted in 2004 and 2005 were under the LTIP. No restricted stock units were granted in 2006.

In accordance with SFAS No. 123(R), for outstanding restricted stock awards other than Performance RSUs or awards under the directors’ deferred compensation plan, the Companies have accrued a liability based on the market value of a common share on the grant date and are recognizing compensation expense over the vesting period. The weighted average vesting period for outstanding awards is two years and is based on the employees’ continuous service to Con Edison. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income. At December 31, 2006, there were 92,500 and 41,700 units outstanding for Con Edison and Con Edison of New York, respectively. The weighted average fair value as of the grant date of the outstanding units is $40.877 per unit and $43.233 per unit for Con Edison and Con Edison of New York, respectively. At December 31, 2006, 130,000 vested restricted stock units were distributed to a retired officer. The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of December 31, 2006 for Con Edison and Con Edison of New York were $1 million and $0.5 million, respectively.

The number of units in each annual Performance RSU award is subject to adjustment as follows: (i) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 150 percent based on Con Edison’s total shareholder return relative to the Standard & Poor’s Electric Utilities Index during a specified performance period (the TSR portion); and (ii) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 132 percent based on determinations made in connection with Con Edison of New York’s Executive Incentive Plan, or, for certain officers, the O&R Annual Team Incentive Plan or goals relating to Con Edison’s competitive energy businesses (the EIP portion). Units generally vest when the performance period ends.

For the TSR portion of Performance RSU, the Companies use a Monte Carlo simulation model to estimate the fair value of the awards. The fair value is recomputed each reporting period as of

Notes to the Financial Statements – Continued

the earlier of the reporting date and the vesting date. For the EIP portion of Performance RSU, the fair value of the awards is determined using the market price on the date of grant. Performance RSU awards are “liability awards” because each Performance RSU represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, changes in the fair value of the Performance RSUs are reflected in net income. The following table illustrates the assumptions used to calculate the fair value of the awards:

2006
Risk-free interest rate	4.56% - 4.95%
Expected term	3 years
Expected volatility	12.59%
Expected quarterly dividends	$0.575 - $0.59

The risk-free rate is based on the U.S. Treasury zero-coupon yield curve on the date of grant. The expected term of the Performance RSUs is three years, which equals the vesting period. The Companies do not expect significant forfeitures to occur. The expected volatility is calculated using daily closing stock prices over a period of three years, which approximates the expected term of the awards. Expected annual escalation of dividends is based on historical trends.

A summary of changes in the status of the Performance RSUs TSR portion during the period ended December 31, 2006 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Fair Value*	Units	Weighted Average Fair Value*
Non-vested at 12/31/05	204,425	$31.461	171,950	$31.581
Granted	99,300	43.830	87,400	43.830
Vested and Exercised	(177,300)	46.525	(165,325)	46.499
Forfeited	-	-	-	-
Non-vested at 12/31/06	126,425	$13.992	94,025	$14.420

*	Fair value is determined using the Monte Carlo simulation described above.

A summary of changes in the status of the Performance RSUs’ EIP portion during the period ended December 31, 2006 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Price	Units	Weighted Average Price
Non-vested at 12/31/05	204,425	$43.296	171,950	$43.300
Granted	99,300	46.880	87,400	46.880
Vested and Exercised	(177,300)	46.525	(165,325)	46.499
Forfeited	-	-	-	-
Non-vested at 12/31/06	126,425	$48.070	94,025	$48.070

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of December 31, 2006 is $4 million, including $3 million for Con Edison of New York.

Con Edison has a deferred stock compensation plan for non-officer directors. Beginning in 2004, awards under the deferred compensation stock plan are covered by the LTIP. Each director receives 1,500 stock units annually for service as a director. These stock units are deferred until the director’s termination of service. Directors may elect to receive dividend equivalents earned on stock units in cash payments. Restricted stock units issued under the directors’ deferred compensation plan are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the period ended December 31, 2006, approximately 24,802 units were issued.

Stock Purchase Plan

The Stock Purchase Plan provides for the Companies to contribute $1 for each $9 invested by their directors, officers or employees to purchase Con Edison common stock under the plan. Eligible participants may invest up to $25,000 during any calendar year (subject to an additional limitation for officers and employees of not more than 20% of their pay). Dividends paid on shares held under the plan are reinvested in additional shares unless otherwise directed by the participant.

Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2006, 2005 and 2004, 624,751, 590,413 and 605,118 shares were purchased under the Stock Purchase Plan at a weighted average price of $45.33, $45.05 and $41.67 per share, respectively.

Note N – Financial Information By Business Segment

The business segments of each of the Companies were determined based on management’s reporting and decision-making requirements in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities.

Notes to the Financial Statements — Continued

All revenues of these business segments, excluding revenues earned by Con Edison Development on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States of America. Also, all assets of the business segments, excluding certain investments in energy infrastructure projects by Con Edison Development ($242 million at December 31, 2006), are located in the United States of America. The accounting policies of the segments are the same as those described in Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

Notes to the Financial Statements — Continued

The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2006 (Millions of Dollars)	Operating revenues	Intersegment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Total assets	Construction expenditures
Con Edison of New York
Electric	$7,052	$10	$414	$235	$837	$331	$17,100	$1,462
Gas	1,613	4	81	81	186	73	3,795	219
Steam	623	75	50	39	87	42	1,921	101
Consolidation adjustments	-	(89)	-	-	-	-	-	-
Total Con Edison of New York	$9,288	$-	$545	$355	$1,110	$446	$22,816	$1,782
O&R
Electric	$582	$-	$25	$20	$54	$18	$1,230	$84
Gas	236	-	10	5	16	7	495	26
Other*	-	-	-	-	-	3	43	-
Total O&R	$818	$-	$35	$25	$70	$28	$1,768	$110
Competitive energy businesses	$2,094	$58	$41	$28	$80	$41	$1,726	$6
Other**	(63)	(58)	-	(1)	-	35	389	-
Total Con Edison	$12,137	$-	$621	$407	$1,260	$550	$26,699	$1,898

As of and for the Year Ended December 31, 2005 (Millions of Dollars)	Operating revenues	Intersegment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Total assets*	Construction expenditures***
Con Edison of New York
Electric	$6,948	$10	$394	$224	$784	$270	$15,609	$1,186
Gas	1,630	3	76	75	170	59	3,550	201
Steam	649	55	39	30	87	35	1,985	154
Consolidation adjustments	-	(68)	-	-	-	-	-	-
Total Con Edison of New York	$9,227	$-	$509	$329	$1,041	$364	$21,144	$1,541
O&R
Electric	$596	$-	$25	$25	$56	$15	$1,082	$61
Gas	228	-	9	6	16	7	459	26
Other*	-	-	-	-	-	2	47	-
Total O&R	$824	$-	$34	$31	$72	$24	$1,588	$87
Competitive businesses	$1,588	$11	$41	$1	$45	$42	$1,647	$19
Other**	2	(11)	-	-	(1)	34	469	-
Total Con Edison	$11,641	$-	$584	$361	$1,157	$464	$24,848	$1,647

As of and for the Year Ended December 31, 2004 (Millions of Dollars)	Operating revenues	Intersegment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Total assets*	Construction expenditures***
Con Edison of New York
Electric	$6,118	$11	$383	$222	$652	$264	$14,375	$595
Gas	1,303	3	75	68	151	55	3,116	138
Steam	550	2	19	(10)	22	30	1,753	502
Consolidation adjustments	-	(16)	-	-	-	-	-	-
Total Con Edison of New York	$7,971	$-	$477	$280	$825	$349	$19,244	$1,235
O&R
Electric	$499	$-	$25	$13	$49	$13	$935	$51
Gas	204	-	8	4	16	6	406	28
Other*	-	-	-	-	-	1	49	-
Total O&R	$703	$-	$33	$17	$65	$20	$1,390	$79
Competitive businesses	$1,065	$12	$41	$(1)	$44	$43	$1,560	$38
Other**	(9)	(12)	-	-	-	32	366	-
Total Con Edison	$9,730	$-	$551	$296	$934	$444	$22,560	$1,352
*	Includes amounts related to the RECO securitization.

**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

***	Competitive businesses include amounts related to discontinued operations of Con Edison Communications.

Notes to the Financial Statements — Continued

Note O – Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). Under SFAS No. 133, derivatives are recognized on the balance sheet at fair value, unless an exception is available under the standard. Certain qualifying derivative contracts have been designated as normal purchases or normal sales contracts. These contracts are not reported at fair value under SFAS No. 133.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at December 31, 2006 and 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Fair value of net assets	$(319)	$280	$(206)	$223

Credit Exposure

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements, collateral or prepayment arrangements, credit insurance and credit default swaps.

Con Edison and Con Edison of New York had $256 million and $52 million credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at December 31, 2006, respectively. Con Edison’s net credit exposure consisted of $168 million with investment-grade counterparties and $88 million primarily with commodity exchange brokers. Con Edison of New York’s net credit exposure was primarily with commodity exchange brokers.

Cash Flow Hedges

Con Edison’s subsidiaries, primarily the competitive energy businesses, designate a portion of derivative instruments as cash flow hedges under SFAS No. 133. Under cash flow hedge accounting, to the extent a hedge is determined to be “effective,” the unrealized gain or loss on the hedge is recorded in OCI and reclassified to earnings at the time the underlying transaction is completed. A gain or loss relating to any portion of the hedge determined to be “ineffective” is recognized in earnings in the period in which such determination is made.

The following table presents selected information related to these cash flow hedges included in accumulated OCI at December 31, 2006:

	Maximum Term		Accumulated Other Comprehensive Income/(Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Term in Months/ Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Energy Price Hedges	36	2	$(40)	$-	$(37)	$-

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

The unrealized net gains and losses relating to the hedge ineffectiveness of these cash flow hedges that were recognized in net earnings for the years ended December 31, 2006, 2005 and 2004 were immaterial to the results of operations of the Companies for those periods.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Recoverable Energy Costs” in Note A. Con Edison’s competitive energy businesses record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. Generally, the collateral requirements associated with, and settlement of, derivative transactions are included in net cash flows from operating activities in the Companies’ consolidated statement of cash flows. For the year ended December 31, 2006, Con Edison recorded in non-utility operating revenues unrealized pre-tax losses amounting to $37 million as compared with $4 million of unrealized pre-tax losses for 2005 and $5 million of unrealized pre-tax gains for 2004.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at December 31, 2006 and 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Fair value of interest rate swaps	$(15)	$(18)	$(3)	$(3)

Notes to the Financial Statements — Continued

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

Cash Flow Hedges

Con Edison Development’s and O&R’s swaps are designated as cash flow hedges under SFAS No. 133. Any gain or loss on the hedges is recorded in OCI and reclassified to interest expense and included in earnings during the periods in which the hedged interest payments occur. The contractual components of the interest rate swaps accounted for as cash flow hedges are as follows:

Debt	Maturity Date	Notional Amount (Millions of Dollars)	Fixed Rate Paid	Variable Rate Received
O&R
Pollution Control Refunding Revenue Bond, 1994 Series A	2014	$55	6.09%	Current bond rate
Con Edison Development
Amortizing variable rate loans – Lakewood	2008	$44	6.68%	LIBOR

In late 2004 and early 2005, Con Edison of New York entered into forward starting swap agreements to hedge the interest payments associated with the anticipated issuance of $300 million of its debentures later in 2005. The swaps were designated as cash flow hedges. At the inception of each hedge, the company locked in a swap rate that had a high correlation with the company’s total borrowing costs. The swap agreements were settled in 2005 at the issuance of the debentures. A net loss of $4 million with respect to the swap agreements was recorded in OCI in 2005, which will be reclassified to interest expense over the term of the related debentures.

The following table presents selected information related to these cash flow hedges included in the accumulated OCI at December 31, 2006:

	Accumulated Other Comprehensive Income/(Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Interest Rate Swaps	$(9)	$(2)	$-	$-

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in interest rates. For the Utilities, these costs are generally recovered in rates and the reclassification will have no material impact on results of operations.

Note P – Variable Interest Entities

FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46R) addresses the consolidation of a variable interest entity (VIE) by a business enterprise that is the primary beneficiary. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary is the business enterprise that absorbs a majority of the VIEs expected losses, receives a majority of its expected residual returns, or both.

Con Edison enters into arrangements including leases, partnerships and PPAs, with various entities. As a result of these arrangements, Con Edison retains or may retain a variable interest in these entities.

VIE assets include non-utility plant of $323 million and $331 million in 2006 and 2005, respectively, related to a lease arrangement entered into by a Con Edison Development subsidiary in 2000, to finance the construction of a 525 MW gas-fired electric generating facility in Newington, New Hampshire (the “facility”). Debt related to the facility was $330 million and $333 million at December 31, 2006 and 2005, respectively. At the expiration of the initial lease term in June 2010, the subsidiary has the option to extend the lease or purchase the facility for the then outstanding amounts expended by the lessor for the facility. In the event the subsidiary chooses not to extend the lease or acquire the facility, Con Edison has guaranteed a residual value for an amount not to exceed $240 million. The subsidiary also has contingent payment obligations to the lessor if an event of default should occur during the lease period. If the subsidiary were to default, its obligation would equal up to 100% of the lessor’s investment in the facility plus all other amounts then due under the lease, which could exceed the aforementioned residual value guarantee. The subsidiary’s payment and performance obligations are fully and unconditionally guaranteed by Con Edison.

Con Edison has a variable interest in a non-consolidated VIE related to Con Edison Development’s sole limited interest in an affordable housing partnership that began in 2000. Con Edison Development’s maximum exposure to loss as a result of its involvement with the VIE is $5 million and $6 million at December 31, 2006 and 2005, respectively. In addition, Con Edison has guaranteed the debt undertaken by the partnership. See Note H.

Notes to the Financial Statements — Continued

Con Edison of New York did not apply FIN 46R to the following five potential VIEs with which it has long-term PPAs: Sithe/Independence Partners, LP, East Coast Power, LLC, Selkirk Cogen Partners, LP, Brooklyn Navy Yard Cogeneration Partners, LP, and Indeck Energy Services of Corinth, Inc. In each quarter of 2006, requests were made of the counterparties for information necessary to determine whether the entity was a VIE and whether Con Edison of New York is the primary beneficiary; however, the information was not made available. See Note I for information on these PPAs.

Note Q – Asset Retirement Obligations

Con Edison and Con Edison of New York account for retirement obligations on their assets in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This accounting standard requires recognition of a liability for legal obligations associated with the retirement of long-lived assets. When the liability is initially recorded, asset retirement costs are capitalized by increasing the carrying amount of the related asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.

The Utilities include in depreciation the estimated removal costs, less salvage, for utility plant assets. In accordance with SFAS No. 143, future removal costs that do not represent legal asset retirement obligations are recorded as regulatory liabilities pursuant to SFAS No. 71. The related regulatory liabilities recorded for Con Edison and Con Edison of New York were $492 million and $432 million at December 31, 2006 and $558 million and $501 million at December 31, 2005, respectively.

The Companies identified future asset retirement obligations associated with the removal of asbestos and asbestos-containing material in their buildings and equipment within the generating stations and substations, and within the steam and gas distribution systems. The Companies also identified asset retirement obligations relating to gas pipelines abandoned in place. The estimates of future liabilities were developed using historical information, and where available, quoted prices from outside contractors. The obligation for the cost of asbestos removal from the Companies’ generating stations and substation structures was not accrued since the retirement dates cannot be reasonably estimated.

At December 31, 2006, the liabilities of Con Edison and Con Edison of New York for the fair value of their legal asset retirement obligations were $97 million and $96 million, respectively, as compared with $94 million and $93 million, respectively, at December 31, 2005. In addition, Con Edison and Con Edison of New York increased utility plant, net of accumulated depreciation, for asset retirement costs at December 31, 2006 by $19 million and $18 million, respectively, as compared with $18 million and $17 million, respectively, at December 31, 2005. Pursuant to SFAS No. 71, Con Edison of New York also recorded a reduction of $78 million and $76 million at December 31, 2006 and 2005, respectively, to the regulatory liability associated with cost of removal to reflect accumulated depreciation and interest accretion costs.

Note R – Related Party Transactions

The Utilities and Con Edison’s competitive businesses provide administrative and other services to each other pursuant to cost allocation procedures approved by the PSC. The costs of administrative and other services provided by Con Edison of New York and received by it from Con Edison and its competitive businesses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Con Edison of New York
(Millions of Dollars)	2006	2005	2004
Cost of services provided	$64	$64	$58
Cost of services received	$47	$48	$44

In addition, Con Edison of New York and O&R have joint gas supply arrangements, in connection with which Con Edison of New York sold to O&R $149 million, $185 million and $142 million of natural gas for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are net of the effect of related hedging transactions.

Con Edison of New York also sold to O&R $9 million of electricity for the year ended December 31, 2006. This amount includes the net effect of all electric hedging transactions executed by Con Edison of New York on behalf of O&R. In 2005 and 2004, such sales resulted in net credits of $3 million and $2 million, respectively, to O&R, reflecting hedging gains.

As a result of an auction held in October 2005, Con Edison of New York entered into financial contracts with Con Edison Energy to hedge purchases of electricity in 2006. In accordance with SFAS No. 133, these intercompany contracts are recognized on Con Edison of New York’s balance sheet at fair value. At December 31, 2005, Con Edison of New York recorded an unrealized loss of $9 million as a regulatory asset for such contracts. See Note O.

In December 2005, the FERC authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12 months, in amounts not to exceed $200 million outstanding at any time, at prevailing market rates. O&R has not borrowed any funds from Con Edison of New York.

Notes to the Financial Statements — Continued

Note S – New Financial Accounting Standards

In September 2006, the FASB issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” This Issue requires employers to record a liability for future benefits for endorsement split-dollar life insurance arrangements that provide a postretirement benefit to an employee. The guidance in this EITF becomes effective for fiscal periods beginning after December 15, 2007. The Companies are currently evaluating the impact of this Issue on their financial position, results of operations and liquidity.

In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrual-in-advance method of accounting for planned major maintenance activities. The guidance in this FSP becomes effective in the first fiscal year beginning after December 15, 2006. Neither Con Edison nor Con Edison of New York expects the implementation of this FSP to have a material effect on its financial position, results of operations or liquidity.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. It applies to other accounting pronouncements that require fair value measurements and, accordingly, does not require any new fair value measurements. The guidance in this Statement becomes effective for financial statements issued for fiscal years beginning after November 15, 2007. The Companies are currently evaluating the impact of this Statement on their financial position, results of operations and liquidity.

In June 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”, which is effective for fiscal years beginning after December 15, 2006. This Issue concerns the income statement presentation of any taxes assessed by a governmental authority on a revenue producing transaction between a seller and a buyer and does not require re-evaluation of existing policies. The Task Force concluded that presentation of such taxes, on a gross or net basis, is a matter of accounting policy and should be disclosed. The adoption of EITF No. 06-3 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity. See “Revenues” in Note A for description of the Companies’ presentation of its revenues.

In April 2006, the FASB issued Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (the FSP), which is effective prospectively for reporting periods beginning after June 15, 2006. The FSP clarifies that the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” should be based on an analysis of the design of the entity. The application of this FSP did not have a material impact on the Companies’ financial position, results of operations or liquidity.

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

Note T – Con Edison Communications (CEC)

In March 2006, Con Edison completed the sale of CEC to RCN Corporation for approximately $39 million in cash. The sale resulted in a loss from discontinued operations of approximately $1 million for the period ended December 31, 2006.

Subsequent to the sale, Con Edison of New York will receive lease payments from RCN Corporation for the right to use its electric conduit system in accordance with the tariff approved by PSC. The continuing cash flows related to the lease payments are not considered significant in relation to the revenues expected to be generated by the CEC business.

In accordance with SFAS No. 144, the loss on the sale of CEC is reported as “Discontinued operations” on Con Edison’s consolidated income statement.

SCHEDULE I

Condensed Financial Information of Consolidated Edison, Inc.

Condensed Balance Sheet

(Parent Company Only)

	At December 31,
(Millions of Dollars)	2006	2005
Assets
Current Assets
Cash and temporary cash investments	$23	$11
Restricted cash	-	2
Accounts receivable from affiliated companies	122	177
Prepayments	57	-
Other current assets	4	1
Total Current Assets	206	191
Investments in subsidiaries and others	9,107	8,391
Goodwill	406	409
Federal income tax due from taxing authority	8	8
Other assets	14	17
Total Assets	$9,741	$9,016
Capitalization and Liabilities
Common Shareholders’ Equity
Common stock	$3,297	$2,749
Retained earnings	5,747	5,549
Total Common Shareholders’ Equity	9,044	8,298
Long-term debt	525	525
Total Capitalization	9,569	8,823
Noncurrent Liabilities	9	-
Current Liabilities
Notes payable	83	134
Accounts payable	9	15
Other current liabilities	91	58
Total Current Liabilities	183	207
Noncurrent Liabilities – Deferred Income Tax	(20)	(14)
Total Liabilities	172	193
Total Capitalization and Liabilities	$9,741	$9,016

Condensed Financial Information of Consolidated Edison, Inc.

Condensed Income Statement

(Parent Company Only)

(Millions of Dollars, except per share amounts)	2006	2005	2004
Equity in earnings of subsidiaries	$770	$744	$562
Other income (deductions), net of taxes	3	21	19
Interest expense	(35)	(33)	(32)
Income from Continuing Operations	738	732	549
Loss from Discontinued Operations (Net of Income Taxes of $-, $4, and $8 in 2006, 2005 and 2004, respectively (Note T)	(1)	(13)	(12)
Net Income	$737	$719	$537
Earnings Per Common Share – Basic
Continuing operations	$2.96	$3.00	$2.33
Discontinued operations	-	$(0.05)	$(0.05)
Net Income	$2.96	$2.95	$2.28
Earnings Per Common Share – Diluted
Continuing operations	$2.95	$2.99	$2.32
Discontinued operations	-	$(0.05)	$(0.05)
Net Income	$2.95	$2.94	$2.27
Dividends Declared Per Share of Common Stock	$2.30	$2.28	$2.26
Average Number of Shares Outstanding – Basic (in millions)	249.3	243.9	235.8
Average Number of Shares Outstanding – Diluted (in millions)	250.3	244.7	236.4

Condensed Financial Information of Consolidated Edison, Inc.

Condensed Statement of Cash Flows

(Parent Company Only)

(Millions of Dollars)	2006	2005	2004
Net Income	$737	$719	$537
Equity in earnings of subsidiaries	(769)	(731)	(550)
Dividends received from:
Consolidated Edison Company of New York, Inc.	440	369	396
Orange and Rockland Utilities, Inc.	28	71	28
Competitive energy businesses	-	35	40
Other – net	41	(94)	(39)
Net Cash Flows from Operating Activities	477	369	412
Investing Activities
Contributions to subsidiaries	(447)	-	(527)
Proceeds from sale of Con Edison Communications	39	-	-
Net Cash Flows Used in Investing Activities	(408)	-	(527)
Financing Activities
Net proceeds from/(payments of) short-term debt	(51)	78	14
Issuance of long-term debt	-	-	-
Common shares issued	567	118	631
Common stock dividends	(573)	(556)	(529)
Net Cash Flows (Used in)/from Financing Activities	(57)	(360)	116
Net Change for the Period	12	9	1
Balance at Beginning of Period	11	2	1
Balance at End of Period	$23	$11	$2

SCHEDULE II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

			COLUMN C Additions
Company	COLUMN A Description	COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions**	COLUMN E Balance At End of Period
	(Millions of Dollars)
Con Edison	Allowance for uncollectible accounts*:
	2006	$39	$65	-	$59	$45
	2005	$33	$51	-	$45	$39
	2004	$36	$42	-	$45	$33
Con Edison of New York	Allowance for uncollectible accounts*:
	2006	$35	$63	-	$58	$40
	2005	$29	$48	-	$42	$35
	2004	$30	$39	-	$40	$29

*	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable-customers) to which they apply.

**	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

For Con Edison’s Report of Management On Internal Control Over Financial Reporting and the related attestation report of PricewaterhouseCoopers LLP (presented in the Report of Independent Registered Public Accounting Firm), see Item 8 of this report (which information is incorporated herein by reference).

There was no change in the Companies’ internal control over financial reporting that occurred during the Companies’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Con Edison

None.

Con Edison of New York

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Con Edison

Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201 (d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 21, 2007. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2006, the close of the fiscal year covered by this report.

The information required pursuant to Item 201 (d) of Regulation S-K as at December 31, 2006 is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock options	8,617,601	$42.773	2,780,450
Restricted stock	188,322	N/A	3,811,678
Total Equity compensation plans approved by security holders	8,805,923		6,592,128
Total Equity compensation plans not approved by security holders	100,000	N/A	N/A
Total	8,905,923	N/A	6,592,128

For additional information about Con Edison’s stock-based compensation, see Note M to the financial statements in Item 8 of this report (which information is incorporated herein by reference).

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison’s Executive Officers may be found in Part I of this report under caption “Executive Officers of the Registrant.”

Con Edison of New York

Information required by Part III as to Con Edison of New York is incorporated by reference from Con Edison of New York’s definitive information statement for its Annual Meeting of Stockholders to be held on May 21, 2007. The information statement is to be filed pursuant to Regulation 14C not later than 120 days after December 31, 2006, the close of the fiscal year covered by this report.

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison of New York’s Executive Officers may be found in Part I of this report under the caption “Executive Officers of the Registrant.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1. List of Financial Statements – See financial statements listed in Item 8.

2. List of Financial Statement Schedules – See schedules listed in Item 8.

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

Con Edison

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000, among Con Edison, Northeast Utilities, Consolidated Edison, Inc. (a Delaware corporation, originally incorporated as CWB Holdings, Inc.) and N Acquisition LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated January 11, 2000 (File No. 1-14514) as Exhibit 2.)

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Con Edison) (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 3.1.)

3.1.2	By-laws of Con Edison, effective as of May 16, 2005. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-14514) as Exhibit 3.1)

4.1.1	Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1.)

4.1.2	The form of Con Edison’s 7.25% Debentures, Series 2002 A. (Designated in Con Edison’s Current Report on Form 8-K, dated April 3, 2002. (File No. 1-14514) as Exhibit 4.)

4.1.3	The form of Con Edison’s 3.625% Debentures, Series 2003 A. (Designated in Con Edison’s Current Report on Form 8-K, dated July 22, 2003. (File No. 1-14514) as Exhibit 4.)

4.1.4	Amended and Restated Credit Agreement, dated as of June 22,2006 among Con Edison of New York, Con Edison, O&R, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K, dated June 22, 2006, (File No. 1-14514) as Exhibit 4)

10.1.1	Con Edison 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1217) as Exhibit 10.20.)

10.1.2	The following employment agreements, and amendments thereto, between Con Edison and the executive officer listed below, dated as of the effective dates listed below, which are designated as follows:

		Securities Exchange Act File No. 1-14514
Executive Officer	Effective Date	Form	Date	Exhibit
Eugene R. McGrath	Agreement: 9/1/00	10-Q	9/30/00	10.1.1
	Amendment: 5/31/02	10-Q	6/30/02	10.1.1
	Amendment: 7/22/05	8-K	7/21/05	10.1.2
Kevin Burke	Agreement: 9/1/00	10-K	12/31/00	10.1.6
	Amendment: 5/31/02	10-Q	6/30/02	10.1.3
	Agreement: 7/22/05	8-K	7/21/05	10.1.1
John D. McMahon	Agreement: 9/1/00	10-K	12/31/00	10.1.5
	Amendment: 5/31/02	10-Q	6/30/02	10.1.4
	Agreement: 12/23/05	8-K	12/23/05	10.1

10.1.3.1.1	Restricted Stock Unit Award Agreement, dated as of May 31, 2002, between Con Edison and Stephen B. Bram. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002
(File No. 1-14514) as Exhibit 10.1.5.)

10.1.3.1.2	Restricted Stock Unit Award Agreement, dated as of August 1, 2005, between Con Edison and Stephen B. Bram. (Designated in Con Edison’s Current Report on Form 8-K, dated August 1, 2005, (File No. 1-14514) as Exhibit 10.)

10.1.3.2	Letter, dated July 27, 2005, to Stephen B. Bram. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.4.)

10.1.4	Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, effective as of September 1, 2000. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000
(File No. 1-14514) as Exhibit 10.1.3)

10.1.5.1	The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-14514) as Exhibit 10.)

10.1.5.2	Amendment, dated April 8, 2002, to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Registration Statement on Form S-8 (No. 333-86820) as Exhibit 10.2.)

10.1.5.3	Amendment, dated February 19, 2004 to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 10.1.5.3.)

10.1.5.4	Amendment, dated October 25, 2004 to the Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 1-14514) as Exhibit 10.1.)

10.1.6	Consolidated Edison, Inc. Deferred Stock Compensation Plan for Non-Officer Directors, effective July 1, 2002. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002
(File No. 1-14514) as Exhibit 10.1.1.)

10.1.7	The Con Edison Retirement Plan as amended and restated, entered into November 16, 2004. (Designated in Con Edison’s Current Report on Form 8-K dated November 9, 2004 (File No. 1-14514) as Exhibit 10.)

10.1.8.1	The Consolidated Edison Thrift Plan, as amended effective August 2003. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-14514) as Exhibit 10.1.8.1.)

10.1.8.2	Amendment, executed April 5, 2005, to The Consolidated Edison Thrift Plan (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-14514) as Exhibit 10.1.1.)

10.1.9.1	Guaranty, dated as of November 14, 2000, from Consolidated Edison, Inc. in favor of Hawkeye Funding, Limited Partnership. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2002
(File No. 1-14514) as Exhibit 10.9.1.)

10.1.9.2	Lease Agreement, dated as of November 14, 2000, between Hawkeye Funding, Limited Partnership, as Lessor, and Newington Energy, L.L.C., as Lessee (the Newington Project Lease). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.9.2.)

10.1.9.3	Amendment No. 1, dated as of April 1, 2002, to the Newington Project Lease. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.9.3.)

10.1.10.1	Consolidated Edison, Inc. Long-Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 1-14514) as Exhibit 10.1.1.)

10.1.10.2	Form of Restricted Stock Unit Award under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.2.)

10.1.10.3	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3.)

10.1.11	Consolidated Edison, Inc. Annual Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 10.1.11.)

10.1.12	Description of Directors’ Compensation. (Designated in Con Edison’s Current Report on Form 8-K, dated May 16, 2005, (File No. 1-14514) as Exhibit 10.)

10.1.13	Letter, dated February 23, 2004, to Robert N. Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5.)

10.1.14	Restricted Stock Award Agreement, dated as of April 1, 2004, between Con Edison and Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.6.)

10.1.15	Orange and Rockland Utilities, Inc. Annual Term Incentive Plan Policy. (Designated in the Annual Report on Form 10-K of Con Edison for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 10.3)

12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the years 2002-2006.

21.1	Subsidiaries of Con Edison. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 21.1.)

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney of each of the persons signing this report by attorney-in-fact.

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.1.1	Section 1350 Certifications – Chief Executive Officer.

32.1.2	Section 1350 Certifications – Chief Financial Officer.

Con Edison of New York

3.2.1.1	Restated Certificate of Incorporation of Con Edison filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of Con Edison of New York for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a).)

3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of Con Edison of New York filed with the Department of State of the State of New York, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Date Filed With Department of State	Form	Date	Exhibit
5/16/88	10-K	12/31/89	3	(b)
6/2/89	10-K	12/31/89	3	(c)
4/28/92	8-K	4/24/92	4	(d)
8/21/92	8-K	8/20/92	4	(e)
2/18/98	10-K	12/31/97	3.1.2.3

3.2.2	By-laws of Con Edison of New York, effective February 16, 2006. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 3.2.2.)

4.2.1.1	Participation Agreement, dated as of December 1, 1992, between New York State Energy Research and Development Authority (NYSERDA) and Con Edison of New York (designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(f).)

4.2.1.2	Supplemental Participation Agreement, dated as of July 1, 1995, to Participation Agreement, dated as of December 1, 1992 between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File 1-1217) as Exhibit 4.2.)

4.2.2	Participation Agreement, dated as of July 1, 1999, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999
(File No. 1-1217) as Exhibit 4.1.)

4.2.3.1	Participation Agreement, dated as of June 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001
(File No. 1-1217) as Exhibit 10.2.1.)

4.2.3.2	Supplemental Participation Agreement, dated as of October 1, 2002, to Participation Agreement, dated as of June 1, 2001 between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.2.)

4.2.4	Participation Agreement, dated as of November 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.1.)

4.2.5	Participation Agreement, dated as of January 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.6.)

4.2.6	Participation Agreement, dated as of January 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.7.)

4.2.7	Participation Agreement, dated as of November 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated November 9, 2004, (File No. 1-1217) as Exhibit 4.1.)

4.2.8	Participation Agreement, dated as of May 1, 2005, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated May 25, 2005, (File No. 1-1217) as Exhibit 4.1.)

4.2.9.1	Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty Trust Company of New York, as trustee (Morgan Guaranty) (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(i).)

4.2.9.2	Supplemental Indenture of Trust, dated as of July 1, 1995 to Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 1-1217) as Exhibit 4.3.)

4.2.10.1	Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2.)

4.2.10.2	Supplemental Indenture of Trust, dated as of July 1, 2001, to Indenture of Trust, dated July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York’s Quarterly Report on
Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

4.2.11.1	Indenture of Trust, dated as of June 1, 2001 between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001
(File No. 1-1217) as Exhibit 10.2.3.)

4.2.11.2	Supplemental Indenture of Trust, dated as of October 1, 2002, to Indenture of Trust, dated as of June 1, 2002, between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.1.)

4.2.12	Indenture of Trust, dated as of November 1, 2001, between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

4.2.13	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as
Exhibit 4.2.12.)

4.2.14	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as
Exhibit 4.2.13.)

4.2.15	Indenture of Trust, dated as of November 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated November 9, 2004, (File No. 1-1217) as Exhibit 4.2.)

4.2.16	Indenture of Trust, dated as of May 1, 2005, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated May 25, 2005, (File No. 1-1217) as Exhibit 4.2.)

4.2.17.1	Indenture, dated as of December 1, 1990, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee (the “Debenture Indenture”). (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h).)

4.2.17.2	First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13.)

4.2.17.3	Second Supplemental Indenture (to the Debenture Indenture), dated as of June 30, 2005, between Con Edison of New York and JPMorgan Chase Bank, N.A. (successor to The Chase Manhattan Bank (National Association)), as Trustee. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated November 16, 2005, (File No. 1-1217) as Exhibit 4.1.)

4.21.18	The following forms of Con Edison of New York’s Debentures:

		Securities Exchange Act File No. 1-1217
Debenture		Form	Date	Exhibit
6.45%	Series 1997 B	8-K	11/24/97	4
6 1/4%	Series 1998 A	8-K	1/29/98	4.1
7.10%	Series 1998 B	8-K	1/29/98	4.2
6.15%	Series 1998 C	8-K	6/22/98	4
6.90%	Series 1998 D	8-K	9/24/98	4
7.15%	Series 1999 B	8-K	12/1/99	4
8 1/8%	Series 2000 A	8-K	5/3/00	4
7 1/2%	Series 2000 B	8-K	8/23/00	4
5.625%	Series 2002 A	8-K	6/19/02	4
4.875%	Series 2002 B	8-K	12/19/02	4
5.875%	Series 2003 A	8-K	4/7/03	4
3.85%	Series 2003 B	8-K	6/12/03	4.1
5.10%	Series 2003 C	8-K	6/12/03	4.2
4.70%	Series 2004 A	8-K	2/11/04	4.1
5.70%	Series 2004 B	8-K	2/11/04	4.2
4.70%	Series 2004 C	8-K	2/11/04	4.3
5.30%	Series 2005 A	8-K	3/7/05	4
5.250%	Series 2005 B	8-K	6/20/05	4
5.375%	Series 2005 C	8-K	11/16/05	4.2
5.85%	Series 2006 A	8-K	3/9/06	4
6.20%	Series 2006 B	8-K	6/15/06	4
5.50%	Series 2006 C	8-K	9/25/06	4
5.30%	Series 2006 D	8-K	12/1/06	4.1
5.70%	Series 2006 E	8-K	12/1/06	4.2

10.2.1	Amended and Restated Agreement and Settlement, dated September 19, 1997, between Con Edison of New York and the Staff of the New York State Public Service Commission (without Appendices). (Designated in Con Edison of New York’s Current Report on Form 8-K, dated September 23, 1997, (File No. 1-1217) as Exhibit 10.)

10.2.2	Settlement Agreement, dated October 2, 2000, by and among Con Edison of New York, the Staff of the New York State Public Service Commission and certain other parties. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated September 22, 2000, (File No. 1-1217) as Exhibit 10.)

10.2.3.1	Planning and Supply Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg).)

10.2.3.2	Delivery Service Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh).)

10.2.4	Employment Contract, dated May 22, 1990, between Con Edison of New York and Eugene R. McGrath (designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 10) and the following amendments thereto, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Amendment Date	Form	Date	Exhibit
8/27/91	10-Q	9/30/91	19
8/25/92	10-Q	9/30/92	19
2/18/93	10-K	12/31/92	10	(o)
8/24/93	10-Q	9/30/93	10.1
8/24/94	10-Q	9/30/94	10.1
8/22/95	10-Q	9/30/95	10.3
7/23/96	10-Q	6/30/96	10.2
7/22/97	10-Q	6/30/97	10
7/28/98	8-K	9/24/98	10
7/27/99	10-Q	9/30/99	10.2
7/20/00	10-Q	9/30/00	10.2.1

10.2.5	Agreement and Plan of Exchange, entered into on October 28, 1997, between Con Edison and Con Edison of New York. (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 2.)

10.2.6	The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of August 1, 2000. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-1217) as Exhibit 10.2.1.)

10.2.7	Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.10.)

10.2.8	Deferred Compensation Plan for the Benefit of Trustees of Con Edison of New York, dated February 27, 1979, and amendments thereto, dated September 19, 1979 (effective February 27, 1979), February 26, 1980, and November 24, 1992 (effective January 1, 1993). (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(i).)

10.2.9	Supplemental Medical Plan for the Benefit of Con Edison of New York’s officers. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa).)

10.2.10	The Con Edison of New York Severance Pay Plan for Management Employees. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (File No. 1-1217) as Exhibit 10.)

10.2.11.1	The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.19.)

10.2.11.2	Amendment No. 1 to The Consolidated Edison Company of New York, Inc. Deferred Income Plan, effective as of September 1, 2000. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

10.2.12.1	The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, effective as of January 1, 2005. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated December 29, 2005, (File No. 1-1217) as Exhibit 10.1.)

10.2.12.2	Amendment No. 1 to the Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated December 29, 2006, (File No. 1-1217) as Exhibit 10.1.)

10.2.13.1	Trust Agreement, dated as of March 31, 1999, between Con Edison of New York and Mellon Bank, N.A., as Trustee. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.1.)

10.2.13.2	Amendment Number 1 to the Con Edison of New York Rabbi Trust, executed October 24, 2003, between Con Edison of New York and Mellon Bank, N.A., as Trustee. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.2.)

10.2.14	Employment Agreement, dated February 18, 1999, between Con Edison of New York and Frances Resheske.

12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the years 2002–2006.

23.2	Consent of PricewaterhouseCoopers LLP.

24.2	Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1.)

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.2.1	Section 1350 Certifications – Chief Executive Officer.

32.2.2	Section 1350 Certifications – Chief Financial Officer.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2007.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

By	/s/ ROBERT N. HOGLUND
Robert N. Hoglund
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities, indicated on February 21, 2007.

Signature	Registrant	Title
Kevin Burke*	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
	Con Edison of New York	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)
Robert N. Hoglund*	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	Con Edison of New York	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Edward J. Rasmussen*	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	Con Edison of New York	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Eugene R. McGrath*	Con Edison	Director
	Con Edison of New York	Trustee
Vincent A. Calarco*	Con Edison	Director
	Con Edison of New York	Trustee
George Campbell Jr.*	Con Edison	Director
	Con Edison of New York	Trustee
Gordon J. Davis*	Con Edison	Director
	Con Edison of New York	Trustee
Michael J. Del Guidice*	Con Edison	Director
	Con Edison of New York	Trustee
Ellen V. Futter*	Con Edison	Director
	Con Edison of New York	Trustee
Sally Hernandez*	Con Edison	Director
	Con Edison of New York	Trustee
Peter W. Likins*	Con Edison	Director
	Con Edison of New York	Trustee
Frederic V. Salerno*	Con Edison	Director
	Con Edison of New York	Trustee
L. Frederick Sutherland*	Con Edison	Director
	Con Edison of New York	Trustee
Stephen R. Volk*	Con Edison	Director
	Con Edison of New York	Trustee

*By	/s/ ROBERT N. HOGLUND
Robert N. Hoglund, Attorney-in-fact