Form 10-Q
period 2007-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2007-05-10
CIK 1047862, 23632

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Con Edison

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Con Edison of New York

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Con Edison	Yes ☐ No ☒

Con Edison of New York	Yes ☐ No ☒

As of the close of business on April 30, 2007, Con Edison had outstanding 259,457,566 Common Shares ($.10 par value). All of the outstanding common equity of Con Edison of New York is held by Con Edison.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
DEC	New York State Department of Environmental Conservation
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms

Other
EITF	Emerging Issues Task Force
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007
Fitch	Fitch Ratings
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2006
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
VaR	Value-at-Risk
VIE	Variable interest entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2007	December 31, 2006
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$15,004	$14,775
Gas	3,265	3,233
Steam	1,699	1,691
General	1,661	1,635
TOTAL	21,629	21,334
Less: Accumulated depreciation	4,650	4,583
Net	16,979	16,751
Construction work in progress	977	872
NET UTILITY PLANT	17,956	17,623
NON-UTILITY PLANT
Generating assets, less accumulated depreciation of $134 and $127 in 2007 and 2006, respectively	779	785
Non-utility property, less accumulated depreciation of $37 and $36 in 2007 and 2006, respectively	32	34
Construction work in progress	3	3
NET PLANT	18,770	18,445
CURRENT ASSETS
Cash and temporary cash investments	157	94
Restricted cash	26	18
Accounts receivable - customers, less allowance for uncollectible accounts of $47 and $45 in 2007 and 2006, respectively	961	825
Accrued unbilled revenue	118	122
Other receivables, less allowance for uncollectible accounts of $5 and $4 in 2007 and 2006, respectively	429	522
Fuel oil, at average cost	38	56
Gas in storage, at average cost	124	253
Materials and supplies, at average cost	139	157
Prepayments	331	157
Fair value of derivative assets	37	122
Recoverable energy costs	174	235
Deferred derivative losses	121	237
Other current assets	75	139
TOTAL CURRENT ASSETS	2,730	2,937
INVESTMENTS	372	366
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	406	406
Intangible assets, less accumulated amortization of $37 and $34 in 2007 and 2006, respectively	77	80
Regulatory assets	4,099	4,176
Other deferred charges and noncurrent assets	249	289
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,831	4,951
TOTAL ASSETS	$26,703	$26,699

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2007	December 31, 2006
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$8,207	$8,004
Preferred stock of subsidiary	213	213
Long-term debt	7,793	8,298
TOTAL CAPITALIZATION	16,213	16,515
MINORITY INTERESTS	41	41
NONCURRENT LIABILITIES
Obligations under capital leases	25	26
Provision for injuries and damages	157	155
Pension and retiree benefits	853	737
Superfund and other environmental costs	337	292
Uncertain income taxes	139	—
Asset retirement obligations	98	97
Fair value of derivative liabilities	49	97
Other noncurrent liabilities	89	93
TOTAL NONCURRENT LIABILITIES	1,747	1,497
CURRENT LIABILITIES
Long-term debt due within one year	859	374
Notes payable	266	117
Accounts payable	1,014	1,126
Customer deposits	235	228
Accrued taxes	79	36
Accrued interest	149	139
Accrued wages	87	79
Fair value of derivative liabilities	95	395
Deferred derivative gains	18	6
Deferred income taxes - recoverable energy costs	71	96
Other current liabilities	258	276
TOTAL CURRENT LIABILITIES	3,131	2,872
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	4,152	4,095
Regulatory liabilities	1,388	1,644
Other deferred credits	31	35
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,571	5,774
TOTAL CAPITALIZATION AND LIABILITIES	$26,703	$26,699

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES
Electric	$1,787	$1,759
Gas	849	843
Steam	295	275
Non-utility	487	440
TOTAL OPERATING REVENUES	3,418	3,317
OPERATING EXPENSES
Purchased power	1,109	1,184
Fuel	268	255
Gas purchased for resale	514	556
Other operations and maintenance	499	440
Depreciation and amortization	164	151
Taxes, other than income taxes	329	318
Income taxes	151	108
TOTAL OPERATING EXPENSES	3,034	3,012
OPERATING INCOME	384	305
OTHER INCOME (DEDUCTIONS)
Investment and other income	13	13
Allowance for equity funds used during construction	2	1
Preferred stock dividend requirements of subsidiary	(3)	(3)
Other deductions	(5)	(5)
Income taxes	6	(5)
TOTAL OTHER INCOME (DEDUCTIONS)	13	1
INTEREST EXPENSE
Interest on long-term debt	128	113
Other interest	15	14
Allowance for borrowed funds used during construction	(2)	(1)
NET INTEREST EXPENSE	141	126
INCOME FROM CONTINUING OPERATIONS	256	180
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)	—	1
NET INCOME	$256	$181
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.99	$0.74
Discontinued operations	—	—
Net income	$0.99	$0.74
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.99	$0.74
Discontinued operations	—	—
Net income	$0.99	$0.74
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.58	$0.575
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	258.0	245.5
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	259.1	246.5

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
	(Millions of Dollars)
NET INCOME	$256	$181
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $1 and $(3) taxes in 2007 and 2006, respectively	1	(4)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $14 and $(32) taxes in 2007 and 2006, respectively	23	(46)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $(9) and $(18) taxes in 2007 and 2006, respectively	(12)	(26)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	36	(24)
COMPREHENSIVE INCOME	$292	$157

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2005	245,286,058	$27	$2,768	$5,605	23,210,700	$(1,001)	$(55)	$(34)	$7,310

Net income				181					181
Common stock dividends				(141)					(141)
Issuance of common shares—dividend reinvestment and employee stock plans	456,347		24						24
Stock options			(23)	35					12
Other comprehensive loss								(24)	(24)
BALANCE AS OF MARCH 31, 2006	245,742,405	$27	$2,769	$5,680	23,210,700	$(1,001)	$(55)	$(58)	$7,362

BALANCE AS OF DECEMBER 31, 2006	257,456,303	$28	$3,314	$5,804	23,210,700	$(1,001)	$(58)	$(83)	$8,004

Net income				256					256
Common stock dividends				(150)					(150)
Issuance of common shares—dividend reinvestment and employee stock plans	1,327,669		61						61
Other comprehensive income								36	36
BALANCE AS OF MARCH 31, 2007	258,783,972	$28	$3,375	$5,910	23,210,700	$(1,001)	$(58)	$(47)	$8,207

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$256	$181
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	164	151
Deferred income taxes	114	(8)
Rate case amortization and accruals	(121)	(50)
Common equity component of allowance for funds used during construction	(2)	(1)
Prepaid pension costs (net of capitalized amounts)	(16)	7
Other non-cash items (net)	5	93
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(136)	118
Materials and supplies, including fuel oil and gas in storage	165	91
Other receivables and other current assets	161	(34)
Prepayments	(174)	178
Recoverable energy costs	69	180
Accounts payable	(112)	(247)
Pensions and retiree benefits	9	34
Accrued taxes	54	8
Accrued interest	10	12
Deferred charges and other regulatory assets	213	(39)
Deferred credits and other regulatory liabilities	(220)	(51)
Other assets	—	13
Other liabilities	39	(46)
NET CASH FLOWS FROM OPERATING ACTIVITIES	478	590
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $(16) and $(11) in 2007 and 2006, respectively)	(443)	(375)
Cost of removal less salvage	(38)	(44)
Non-utility construction expenditures	(1)	(1)
Common equity component of allowance for funds used during construction	2	1
Restricted cash	(8)	(8)
Proceeds from sale of properties	30	60
Proceeds from sale of Con Edison Communications	—	39
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(458)	(328)
FINANCING ACTIVITIES
Net proceeds from/(payments of) short-term debt	149	(440)
Retirement of long-term debt	(20)	(1)
Issuance of long-term debt	—	400
Issuance of common stock	54	10
Debt issuance costs	—	(4)
Common stock dividends	(140)	(131)
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	43	(166)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	63	96
BALANCE AT BEGINNING OF PERIOD	94	81
BALANCE AT END OF PERIOD	$157	$177
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(received) during the period for:
Interest	$119	$105
Income taxes	$(44)	$37

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2007	December 31, 2006
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$14,081	$13,872
Gas	2,877	2,848
Steam	1,699	1,691
General	1,534	1,510
TOTAL	20,191	19,921
Less: Accumulated depreciation	4,236	4,173
Net	15,955	15,748
Construction work in progress	949	832
NET UTILITY PLANT	16,904	16,580
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $17 in 2007 and 2006	13	15
NET PLANT	16,917	16,595
CURRENT ASSETS
Cash and temporary cash investments	44	47
Accounts receivable - customers, less allowance for uncollectible accounts of $43 and $40 in 2007 and 2006, respectively	817	716
Other receivables, less allowance for uncollectible accounts of $4 and $3 in 2007 and 2006, respectively	330	365
Accounts receivable from affiliated companies	132	138
Fuel oil, at average cost	32	47
Gas in storage, at average cost	99	193
Materials and supplies, at average cost	126	126
Prepayments	280	84
Fair value of derivative assets	5	—
Recoverable energy costs	150	213
Deferred derivative losses	114	213
Other current assets	3	14
TOTAL CURRENT ASSETS	2,132	2,156
INVESTMENTS	95	91
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	3,701	3,764
Other deferred charges and noncurrent assets	188	210
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,889	3,974
TOTAL ASSETS	$23,033	$22,816

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2007	December 31, 2006
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$7,237	$7,132
Preferred stock	213	213
Long-term debt	6,746	6,925
TOTAL CAPITALIZATION	14,196	14,270
NONCURRENT LIABILITIES
Obligations under capital leases	25	26
Provision for injuries and damages	151	148
Pensions and retiree benefits	553	449
Superfund and other environmental costs	288	243
Uncertain incomes taxes	128	—
Asset retirement obligations	97	96
Fair value of derivative liabilities	16	35
Other noncurrent liabilities	73	72
TOTAL NONCURRENT LIABILITIES	1,331	1,069
CURRENT LIABILITIES
Long-term debt due within one year	510	330
Notes payable	261	—
Accounts payable	803	866
Accounts payable to affiliated companies	18	14
Customer deposits	220	214
Accrued taxes	152	118
Accrued interest	121	121
Accrued wages	80	71
Fair value of derivative liabilities	30	193
Deferred derivative gains	9	5
Deferred income taxes - recoverable energy costs	61	87
Other current liabilities	233	233
TOTAL CURRENT LIABILITIES	2,498	2,252
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,726	3,682
Regulatory liabilities	1,265	1,524
Other deferred credits	17	19
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,008	5,225
TOTAL CAPITALIZATION AND LIABILITIES	$23,033	$22,816

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,643	$1,633
Gas	735	737
Steam	295	275
TOTAL OPERATING REVENUES	2,673	2,645
OPERATING EXPENSES
Purchased power	656	775
Fuel	213	193
Gas purchased for resale	433	460
Other operations and maintenance	432	375
Depreciation and amortization	145	133
Taxes, other than income taxes	312	299
Income taxes	136	113
TOTAL OPERATING EXPENSES	2,327	2,348
OPERATING INCOME	346	297
OTHER INCOME (DEDUCTIONS)
Investment and other income	9	9
Allowance for equity funds used during construction	2	—
Other deductions	(4)	(3)
Income taxes	2	—
TOTAL OTHER INCOME (DEDUCTIONS)	9	6
INTEREST EXPENSE
Interest on long-term debt	104	89
Other interest	14	10
Allowance for borrowed funds used during construction	(2)	(1)
NET INTEREST EXPENSE	116	98
NET INCOME	239	205
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3
NET INCOME FOR COMMON STOCK	$236	$202

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
	(Millions of Dollars)
NET INCOME	$239	$205
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension plan liability adjustments, net of $0 and $(3) taxes in 2007 and 2006, respectively	—	(4)
Unrealized losses on derivatives qualified as cash flow hedges	—	(1)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	(5)
COMPREHENSIVE INCOME	$239	$200

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2005	235,488,094	$589	$1,802	$5,074	$(962)	$(55)	$(11)	$6,437

Net income				205				205
Common stock dividend to parent				(113)				(113)
Cumulative preferred dividends				(3)				(3)
Other comprehensive loss							(5)	(5)
BALANCE AS OF MARCH 31, 2006	235,488,094	$589	$1,802	$5,163	$(962)	$(55)	$(16)	$6,521

BALANCE AS OF DECEMBER 31, 2006	235,488,094	$589	$2,252	$5,320	$(962)	$(58)	$(9)	$7,132

Net income				239				239
Common stock dividend to parent				(131)				(131)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2007	235,488,094	$589	$2,252	$5,425	$(962)	$(58)	$(9)	$7,237

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$239	$205
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	145	133
Deferred income taxes	115	32
Rate case amortization and accruals	(121)	(50)
Common equity component of allowance for funds used during construction	(2)	—
Prepaid pension costs (net of capitalized amounts)	(16)	7
Other non-cash items (net)	1	(16)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(101)	109
Materials and supplies, including fuel oil and gas in storage	109	58
Other receivables and other current assets	52	(18)
Prepayments	(196)	174
Recoverable energy costs	74	163
Accounts payable	(71)	(243)
Pensions and retiree benefits	(7)	20
Accrued taxes	45	9
Accrued interest	—	4
Deferred charges and other regulatory assets	194	(40)
Deferred credits and other regulatory liabilities	(218)	(57)
Other assets	(1)	—
Other liabilities	61	(36)
NET CASH FLOWS FROM OPERATING ACTIVITIES	302	454
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $(16) and $(11) in 2007 and 2006, respectively)	(427)	(356)
Cost of removal less salvage	(37)	(43)
Common equity component of allowance for funds used during construction	2	—
Proceeds from sale of properties	30	60
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(432)	(339)
FINANCING ACTIVITIES
Net proceeds from/(payments of) short-term debt	261	(341)
Issuance of long-term debt	—	400
Debt issuance costs	—	(4)
Dividend to parent	(131)	(113)
Preferred stock dividends	(3)	(3)
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	127	(61)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(3)	54
BALANCE AT BEGINNING OF PERIOD	47	61
BALANCE AT END OF PERIOD	$44	$115
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(received) during the period for:
Interest	$103	$86
Income taxes	$(20)	$55

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2006 (the Form 10-K). Information in the notes to the consolidated financial statements in the Form 10-K referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made. Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that owns, leases or operates generating plants and participates in other infrastructure projects.

Note A - Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three months ended March 31, 2007 and 2006, Con Edison’s basic and diluted EPS are calculated as follows:

(Millions of Dollars, except per share amounts/Shares in Millions)	2007	2006
Income from continuing operations	$256	$180
Income from discontinued operations, net of tax	—	1
Net income	$256	$181
Weighted average common shares outstanding - Basic	258.0	245.5
Add: Incremental shares attributable to effect of potentially dilutive securities	1.1	1.0
Adjusted weighted average common shares outstanding - Diluted	259.1	246.5
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.99	$0.74
Discontinued operations	—	—
Net income	$0.99	$0.74
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.99	$0.74
Discontinued operations	—	—
Net income	$0.99	$0.74

Note B - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K.

Rate Agreements

Con Edison of New York - Electric

Adjusted Earnings under the 2005 Electric Rate Agreement for the rate year ended March 31, 2007 did not exceed an 11.4 percent return on common equity (the level above which portions of the earnings would have been applied to offset regulatory assets or deferred for the benefit of customers).

On May 4, 2007, Con Edison of New York filed a request with the New York State Public Service Commission (PSC) for an electric rate increase of $1.2 billion effective April 1, 2008. The filing reflects a return on common equity of 11.5 percent and a common equity ratio of 48.7 percent. The

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

filing also includes a proposal for a three-year rate plan, with additional increases of $335 million and $390 million effective April 1, 2009 and 2010, respectively.

Of the requested first year rate increase, $515 million is attributable to provisions of the 2005 Electric Rate Agreement:

•

$265 million of the rate increase relates to provisions that deferred for future recovery from customers the differences between the actual amount of transmission and distribution utility plant, net of depreciation, and the actual amount of certain operating costs experienced over the term of the agreement, as compared in each case to the amounts reflected in electric rates; and

•

$250 million of the rate increase relates to the provisions that permitted the company to amortize net regulatory liabilities into revenues during the third year of the current rate plan, instead of implementing an equivalent increase in rates at that time.

The requested first year rate increase also includes recovery for increased operating costs and new and or expanded operating programs, including environmental remediation programs ($280 million); carrying charges on additional infrastructure investments ($235 million); and an increased return on equity as compared to the 2005 Electric Rate Agreement ($115 million).

The company is requesting that the provisions of the 2005 Electric Rate Agreement under which certain operating costs are reconciled to amounts reflected in rates be continued. The company is also proposing to implement a revenue decoupling mechanism that eliminates the direct relationship between the company’s level of delivery revenues and profits. Under the proposed mechanism actual delivery revenues billed to customers, on a weather-normalized basis, would be compared to the forecasted revenues used to establish new rates. Shortfalls would be subject to recovery from customers and over-collections would be deferred for future customer benefit.

O&R - Electric

In March 2007, the PSC ordered that O&R’s rates be made temporary, the effect of which is that amounts collected by O&R for electric service rendered in New York State after March 1, 2007 will be subject to refund pending the conclusion of a proceeding to set new rates. In the Order, the PSC confirmed that no issues had been raised regarding the company’s service adequacy or operations.

In March 2007, the New Jersey Board of Public Utilities (NJBPU) approved a new three-year electric base rate plan for Rockland Electric Company (RECO) that went into effect on April 1, 2007. The plan provides for a $6.4 million rate increase during the first year, with no further increase during the final two years. The plan reflects a return on common equity of 9.75 percent and a common equity ratio of 46.5 percent of capitalization.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Con Edison of New York - Gas

Con Edison of New York expects that a settlement of the company’s November 2006 request to increase gas rates will be submitted to the PSC for approval. The company expects the authorized return on common equity to be below the requested 11.6 percent return and consistent with returns recently authorized by the PSC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at March 31, 2007 and December 31, 2006 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Regulatory assets
Unrecognized pension and other postretirement costs	$1,990	$1,929	$1,841	$1,776
Future federal income tax	1,016	995	961	941
Environmental remediation costs	369	318	306	255
World Trade Center restoration costs	147	147	147	147
Pension and other postretirement benefits deferrals	84	157	28	98
Revenue taxes	70	68	69	67
O&R transition bond charges	66	67	—	—
Electric rate increase accrual	59	44	59	44
Recoverable energy costs	44	55	44	55
Unbilled gas revenue	44	44	44	44
Workers’ compensation	44	42	44	42
Other retirement program costs	19	20	19	20
Asbestos-related costs	10	10	10	10
Deferred derivative losses - long-term	6	18	5	15
Net T&D reconciliation	—	94	—	94
Other	131	168	124	156
Regulatory assets	4,099	4,176	3,701	3,764
Deferred derivative losses - current	121	237	114	213
Recoverable energy costs - current	174	235	150	213
Total Regulatory Assets	$4,394	$4,648	$3,965	$4,190
Regulatory liabilities
Allowance for cost of removal less salvage	$481	$492	$421	$432
Gain on sale of First Avenue properties	144	144	144	144
Net electric deferrals	132	164	132	164
Prior year deferred tax amortization	81	81	81	81
2004 electric, gas and steam one-time rate agreement charges	71	85	71	85
Net steam deferrals	41	48	41	48
Gain on sale of W. 24th St. property	41	46	41	46
Interest on federal income tax refund	41	41	41	41
NYS tax law changes	38	38	29	28
Transmission congestion contracts	27	96	27	96
O&R refundable energy costs	24	27	—	—
DC service incentive	12	13	12	13
EPA SO2 allowance proceeds - electric and steam	9	106	9	106
Deferred derivative gains - long-term	8	2	1	1
Gas interruptible sales credits	7	8	7	8
Property tax reconciliation	5	39	5	39
Other	226	214	203	192
Regulatory liabilities	1,388	1,644	1,265	1,524
Deferred derivative gains - current	18	6	9	5
Total Regulatory Liabilities	$1,406	$1,650	$1,274	$1,529

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In March 2007, in accordance with the 2005 Electric Rate Agreement, the company offset $265 million of regulatory liabilities against an equal amount of regulatory assets. The regulatory liabilities settled related primarily to proceeds from the sale of sulfur dioxide allowances, prior year’s transmission congestion contracts auction proceeds, gains from the sale of properties, penalties related to customer outages, and the cost reconciliations for property taxes and interference costs. The regulatory assets recovered related primarily to the Net T&D reconciliation and cost reconciliations for pension and other postretirement benefit costs.

Power Outage Proceedings

During a July 2006 heat wave, electric service was interrupted to a number of Con Edison of New York’s customers, predominantly in the company’s Long Island City distribution network in Queens, New York. Also, a number of the company’s customers in Westchester County, New York, experienced weather-related outages in 2006.

In April 2007, the PSC expanded its ongoing proceeding investigating the Queens outage to also consider the prudence of the company’s conduct with respect to the outage. The investigation has been reviewing the circumstances surrounding the outage, the company’s response, communication and restoration efforts, the need for changes to the company’s practices and procedures and the costs incurred by the company related to the outage. The PSC indicated that the prudence examination should consider and address, among other things: (i) the reasonableness of the company’s response to the outage, its monitoring of its distribution system, its use of available information, its procedures for determining whether to shut down the Long Island City network (and the prudence of its decision not to do so) and its operation and maintenance of equipment in the Long Island City network; and (ii) whether and to what extent, the expenses and capital expenditures associated with the outage that the company has incurred, or may incur, should be borne by the company’s customers. In February 2007, the PSC staff issued a report on the outage which, among other things, includes the PSC staff’s (i) finding that the overriding cause of the outage was the company’s failure to adequately operate, maintain and oversee the Long Island City network, (ii) conclusion that the company should have, but failed to, shut down the Long Island City network to minimize the impact of the outage to customers, and (iii) recommendation that the PSC initiate a proceeding to consider the prudence of the company’s actions or inactions during the outage.

The PSC is also reviewing the Westchester outages. Certain members of the New York State Assembly have petitioned the PSC, among other things, to prohibit the company from recovering any costs from customers as a result of its alleged imprudent policies and grossly negligent response to the September 2006 outage in Westchester resulting from Tropical Storm Ernesto.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The PSC has engaged an independent third party consultant to audit the company’s performance in response to outage emergencies and planning for restoration of service.

As of March 31, 2007, Con Edison of New York had paid $14 million, $5 million of which was reimbursed by insurers, to compensate customers for spoilage of food and other perishables resulting from the Queens outage, incurred estimated operating costs of $39 million, net of $1 million of insurance reimbursement, invested $48 million in capital assets and retirements in the Long Island City network after the Queens outage, and accrued penalties under its 2005 electric rate agreement of $18 million relating to customer outages. The company’s electric tariff prescribes compensation to customers for spoilage resulting from certain distribution system outages, but does not provide for compensation for weather-related overhead outages.

The Companies are unable to predict whether the outages and any related proceedings will have any further material adverse effect on their results of operations or have a material adverse effect on their financial position or liquidity.

Note C - Short-Term Borrowing and Credit Agreements

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K.

At March 31, 2007, Con Edison had $266 million of commercial paper outstanding of which $261 million was outstanding under Con Edison of New York’s program. The weighted average interest rate at March 31, 2007 was 5.5 percent for each of Con Edison and Con Edison of New York. At March 31, 2006, Con Edison had $315 million of commercial paper outstanding of which $179 million was outstanding under Con Edison of New York’s program. The weighted average interest rate at March 31, 2006 was 4.9 percent for each of Con Edison and Con Edison of New York. At March 31, 2007 and 2006, no loans were outstanding under the Companies’ credit agreements and $87.3 million and $7.2 million of letters of credit were outstanding, respectively.

Note D - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three months ended March 31, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Service cost - including administrative expenses	$33	$34	$30	$31
Interest cost on projected benefit obligation	123	114	115	107
Expected return on plan assets	(161)	(155)	(154)	(149)
Amortization of net actuarial loss	40	31	35	26
Amortization of prior service costs	2	3	2	3
NET PERIODIC BENEFIT COST	$37	$27	$28	$18
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$38	$28	$29	$19
Cost capitalized	(12)	(8)	(10)	(6)
Cost deferred	(29)	(30)	(27)	(27)
Cost credited to operating expenses	$(3)	$(10)	$(8)	$(14)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

In December 2006, Con Edison adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). In the first quarter of 2007, in accordance with SFAS No. 158 and based on the final actuarial valuation as of December 31, 2006, Con Edison adjusted the estimated amounts recorded upon adoption of SFAS No. 158 by increasing its pension liability by $83 million and the related regulatory asset by $81 million and recognizing a charge of $1 million (net of taxes) to Other Comprehensive Income (OCI). Con Edison of New York reversed the pension asset of $13 million it recorded upon adoption of SFAS No. 158 and recorded a pension liability of $64 million and an additional regulatory asset of $77 million.

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2007. The Companies’ policy is to fund their accounting cost to the extent tax deductible, therefore, Con Edison and Con Edison of New York expect to make discretionary contributions of $132 million and $99 million, respectively, to the pension plan during 2007. The Companies’ 2007 funding level for the non-qualified supplemental pension plans has not been determined.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note E - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three months ended March 31, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Service cost	$4	$4	$3	$3
Interest cost on accumulated other postretirement benefit obligation	23	21	20	19
Expected return on plan assets	(20)	(19)	(18)	(18)
Amortization of net actuarial loss	17	14	15	12
Amortization of prior service cost	(4)	(3)	(4)	(3)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$21	$18	$17	$14
Cost capitalized	(7)	(6)	(6)	(5)
Cost deferred	(11)	(6)	(9)	(5)
Cost charged to operating expenses	$3	$6	$2	$4

In the first quarter of 2007, in accordance with SFAS No. 158 and based on the final actuarial valuation as of December 31, 2006, Con Edison adjusted the estimated amounts recorded upon adoption of SFAS No. 158 by increasing its liability for other postretirement benefits by $27 million and the related regulatory asset by $29 million and recognizing a credit of $1 million (net of taxes) to OCI. Con Edison of New York recorded an additional liability for other postretirement benefits of $37 million and an additional regulatory asset of $37 million.

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

The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2007 and December 31, 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Accrued Liabilities:
Manufactured gas plant sites	$275	$228	$227	$180
Other Superfund Sites	62	64	61	63
Total	$337	$292	$288	$243
Regulatory Assets	$369	$318	$306	$255

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

There were no insurance recoveries received related to Superfund Sites for the three months ended March 31, 2007 and 2006. Environmental remediation costs incurred related to Superfund Sites for these periods were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Remediation costs incurred	$9	$12	$9	$11

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2006, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2007 and December 31, 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Accrued liability - asbestos suits	$10	$10	$10	$10
Regulatory assets - asbestos suits	$10	$10	$10	$10
Accrued liability - workers’ compensation	$119	$117	$114	$112
Regulatory assets - workers’ compensation	$44	$42	$44	$42

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note G - Other Material Contingencies

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transaction). The transactions respectively involve gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with SFAS No. 13, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At March 31, 2007 and December 31, 2006, the company’s investment in these leveraged leases ($232 million on such date) net of deferred tax liabilities ($212 million and $208 million, respectively), amounted to $20 million and $24 million, respectively.

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of this tax payment and interest. In September 2006, at the audit level, the IRS also disallowed $151 million of net tax deductions taken with respect to both of the LILO transactions for the tax years 1998 through 2001. In November 2006, Con Edison filed an appeal of this disallowance with the Appeals Office of the IRS, where consideration of this matter is pending. In March 2007, at the audit level, the IRS disallowed $43 million of net tax deductions taken with respect to both of the LILO transactions for the tax year 2005. Con Edison intends to file an appeal of this disallowance with the Appeals Office of the IRS.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through March 31, 2007, in the aggregate, was $158 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $49 million.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

In October 2006, the Mirant Affiliate that owns the Lovett generating units notified the PSC and O&R of its intention to retire the units in 2007 and 2008. O&R believes that the recent upgrades to its transmission and distribution system will allow it to meet existing and future demand requirements if the units do not operate.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The Companies are unable to predict whether or not any Mirant related lawsuits or other actions will have a material adverse effect on their financial position, results of operations or liquidity.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued a guarantee on behalf of an entity in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $1.3 billion and $1.2 billion at March 31, 2007 and December 31, 2006, respectively.

A summary, by type and term, of Con Edison’s total guarantees at March 31, 2007 is as follows:

Guarantee Type	0–3 years	4–10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$895	$23	$238	$1,156
Affordable housing program	—	26	—	26
Intra-company guarantees	25	—	1	26
Other guarantees	39	48	—	87
TOTAL	$959	$97	$239	$1,295

For a description of guarantee types, see Note H to the financial statements in Item 8 of the Form 10-K.

Note H – Income Tax

Uncertain Tax Positions

In January 2007, the Companies adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109. Under the interpretation, an enterprise would not be allowed to recognize, in its financial statements, the benefit of a tax position unless that position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

The IRS has essentially completed its audits of the Companies’ federal income tax returns through 2001 and for tax year 2005. The Companies’ federal income tax returns for 2002 through 2004, which the IRS is reviewing, reflect certain tax positions with which the IRS does not or may not agree, including tax positions with respect to the deduction of certain construction-related costs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The Companies used the “simplified service cost method” (SSCM) to determine the extent to which construction-related costs could be deducted in 2002 through 2005, and as a result reduced their current tax expense by $340 million, of which $310 million is attributable to Con Edison of New York. In August 2005, the IRS issued Revenue Ruling 2005-53 with respect to when federal income tax deductions can be taken for certain construction-related costs. The Companies expect that they will be required to repay, with interest, a portion of their past SSCM tax benefits and to capitalize and depreciate over a period of years costs they previously deducted under SSCM. Interest on all past SSCM tax benefits for Con Edison and Con Edison of New York would be approximately $90 million and $82 million, respectively. Repayment of the SSCM tax benefits would not otherwise affect the Companies’ results of operations because deferred taxes have been previously provided for the related temporary differences between the SSCM deductions taken for federal income tax purposes and the corresponding amounts charged to expense for financial reporting purposes.

Upon adoption of FIN 48, Con Edison and Con Edison of New York reclassified previously recorded tax liabilities of $142 million and $131 million, respectively, which primarily related to SSCM, to a liability for uncertain tax positions. At March 31, 2007, the liabilities for uncertain tax positions for Con Edison and Con Edison of New York were $139 million and $ 128 million, respectively, and accrued interest on the liabilities amounted to $29 million and $25 million, respectively. The Companies recognize interest accrued related to the liability for uncertain tax positions in interest expense and penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three months ended March 31, 2007, Con Edison and Con Edison of New York recognized interest expense for uncertain tax positions of approximately $4 million.

The Companies do not expect the total amounts of uncertain tax positions to significantly increase or decrease within the next 12 months.

The adoption of FIN 48 did not have a material impact on the Companies’ financial position, results of operations or liquidity.

Note I - Stock-Based Compensation

For a description of stock-based compensation, including stock options, restricted stock units (RSUs) and the stock purchase plan, reference is made to Note M to the financial statements in Item 8 of the Form 10-K.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the three months ended March 31, 2007 and 2006:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Stock options	$1	$4	$1	$3
Performance-based restricted stock	1	8	1	7
Total	$2	$12	$2	$10

Stock Options

A summary of changes in the status of stock options during the three months ended March 31, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/05	7,867,151	$41.913	6,697,401	$42.000
Granted	804,000	46.880	699,000	46.880
Exercised	(67,500)	37.560	(60,800)	37.404
Forfeited	(20,900)	42.691	(5,000)	44.688
Outstanding at 3/31/06	8,582,751	$42.412	7,330,601	$42.503
Outstanding at 12/31/06	8,617,601	$42.773	7,346,601	$42.842
Granted	—	—	—	—
Exercised	(975,100)	41.630	(907,050)	41.634
Forfeited	(1,001)	42.169	(1,001)	42.169
Outstanding at 3/31/07	7,641,500	$42.919	6,438,550	$43.013

The change in the fair value of all outstanding options from their grant dates to March 31, 2007 and 2006 (aggregate intrinsic value) for Con Edison were $62 million and $9 million, respectively. The change in the fair value of all outstanding options from their grant dates to March 31, 2007 and 2006 (aggregate intrinsic value) for Con Edison of New York were $52 million and $7 million, respectively. The aggregate intrinsic value of options exercised in the period ended March 31, 2007 and 2006 were $7 million and $1 million and the cash received by Con Edison for payment of the exercise price were $40 million and $2 million, respectively. The weighted average remaining contractual life of options outstanding is five years as of March 31, 2007.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table summarizes stock options outstanding at March 31, 2007 for each plan year for the Companies:

		Con Edison			Con Edison of New York
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2006	9	1,654,800	$45.142	—	1,404,700	$45.182	—
2005	8	1,271,050	42.736	—	1,025,750	42.719	—
2004	7	1,216,650	43.808	393,000	979,200	43.811	304,000
2003	6	909,150	39.842	909,150	725,450	39.867	725,450
2002	5	1,041,950	42.510	1,041,950	889,950	42.510	889,950
2001	4	559,800	37.750	559,800	485,800	37.750	485,800
2000	3	168,100	32.500	168,100	132,600	32.500	132,600
1999	2	675,450	47.938	675,450	653,050	47.938	653,050
1998/97	1	144,550	42.563	144,550	142,050	42.736	142,050
Total		7,641,500	$42.919	3,892,000	6,438,550	$43.013	3,332,900

There were no new awards granted in 2007. The exercise prices of options awarded in 2006 range from $43.50 to $46.88. The total expense to be recognized in future periods for unvested stock options outstanding as of March 31, 2007 is $3 million for Con Edison, including $2 million for Con Edison of New York.

Restricted Stock Units

For the three-month period ended March 31, 2007 and 2006, there were 92,500 and 222,500 units outstanding for Con Edison and 41,700 and 171,700 units outstanding for Con Edison of New York, respectively. The weighted average fair value as of the grant date of the outstanding units for March 31, 2007 and 2006 were $40.88 and $36.59 per unit for Con Edison, respectively. The weighted average fair value as of the grant date of the outstanding units for March 31, 2007 and 2006 were $43.23 and $36.31 per unit for Con Edison of New York, respectively. The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of March 31, 2007 for Con Edison and Con Edison of New York were $1 million and $0.5 million, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary of changes in the status of the Performance RSUs’ Total Shareholder Return (TSR) portion during the three months ended March 31, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Fair Value*	Units	Weighted Average Fair Value*
Non-vested at 12/31/05	204,425	$31.461	171,950	$31.581
Granted	99,300	43.830	87,400	43.830
Vested and Exercised	(156,450)	46.477	(144,475)	46.455
Forfeited	—	—	—	—
Non-vested at 3/31/06	147,275	$29.252	114,875	$29.530
Non-vested at 12/31/06	126,425	$13.992	94,025	$14.420
Granted	113,600	45.730	81,848	45.730
Vested and Exercised	(31,400)	—	(21,475)	—
Forfeited	—	—	—	—
Non-vested at 3/31/07	208,625	$36.108	154,398	$35.709
*	Fair value is determined using the Monte Carlo simulation.

A summary of changes in the status of the Performance RSUs’ Executive Incentive Plan (EIP) portion during the three months ended March 31, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Price	Units	Weighted Average Price
Non-vested at 12/31/05	204,425	$43.297	171,950	$43.300
Granted	99,300	46.880	87,400	46.880
Vested and Exercised	(156,450)	46.477	(144,475)	46.455
Forfeited	—	—	—	—
Non-vested at 3/31/06	147,275	$43.500	114,875	$43.500
Non-vested at 12/31/06	126,425	$48.070	94,025	$48.070
Granted	113,600	47.815	81,848	47.807
Vested and Exercised	(31,400)	47.530	(21,475)	47.530
Forfeited	—	—	—	—
Non-vested at 3/31/07	208,625	$51.060	154,398	$51.060

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of March 31, 2007 is $14 million, including $10 million for Con Edison of New York.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Stock Purchase Plan

In the three months ended March 31, 2007 and 2006, 149,397 shares and 149,584 shares were purchased under the Stock Purchase Plan at a weighted average price of $48.50 and $46.17 per share, respectively.

Note J - Financial Information By Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended March 31,
	Operating Revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2007	2006	2007	2006	2007	2006	2007	2006
Con Edison of New York
Electric	$1,643	$1,633	$3	$2	$109	$101	$173	$137
Gas	735	737	1	1	21	20	112	98
Steam	295	275	18	19	15	12	61	62
Consolidation adjustments	—	—	(22)	(22)	—	—	—	—
Total Con Edison of New York	$2,673	$2,645	$—	$—	$145	$133	$346	$297
O&R
Electric	$144	$126	$—	$—	$6	$6	$10	$8
Gas	113	106	—	—	3	3	16	10
Total O&R	$257	$232	$—	$—	$9	$9	$26	$18
Competitive energy businesses	$489	$456	$13	$16	$10	$9	$14	$(10)
Other*	(1)	(16)	(13)	(16)	—	—	(2)	—
Total Con Edison	$3,418	$3,317	$—	$—	$164	$151	$384	$305
*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note K - Derivative Instruments and Hedging Activities

Reference is made to Note O to the financial statements in Item 8 of the Form 10-K.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at March 31, 2007 and December 31, 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Fair value of net assets	$(79)	$(319)	$(40)	$(206)

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

Con Edison and Con Edison of New York had $193 million and $67 million credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at March 31, 2007, respectively. Con Edison’s net credit exposure consisted of $84 million with investment-grade counterparties (a portion of which is insured through credit insurance and hedged with credit default swaps), $104 million with commodity exchange brokers and $5 million with entities which lacked ratings or whose ratings were not investment grade. Con Edison of New York’s net credit exposure was primarily with commodity exchange brokers.

Cash Flow Hedges

Con Edison’s subsidiaries, primarily the competitive energy businesses, designate a portion of derivative instruments as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Under cash flow hedge accounting, to the extent a hedge is determined to be “effective,” the unrealized gain or loss on the hedge is recorded in OCI and reclassified to earnings at the time the underlying transaction is completed. A gain or loss relating to any portion of the hedge determined to be “ineffective” is recognized in earnings in the period in which such determination is made.

The following table presents selected information related to these cash flow hedges included in accumulated OCI at March 31, 2007:

	Maximum Term		Accumulated Other Comprehensive Income/ (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Term in Months/Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Energy Price Hedges	45	—	$(5)	$—	$(2)	$—

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The unrealized net gains and losses relating to the hedge ineffectiveness of these cash flow hedges that were recognized in net earnings for the three months ended March 31, 2007 and 2006 were immaterial to the results of operations of the Companies for those periods.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison’s competitive energy businesses record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. Generally, the collateral requirements associated with, and settlement of, derivative transactions are included in net cash flows from operating activities in the Companies’ consolidated statement of cash flows. For the three months ended March 31, 2007 and 2006, Con Edison recorded in non-utility operating revenues unrealized pre-tax losses amounting to $16 million and $51 million, respectively.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at March 31, 2007 and December 31, 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Fair value of interest rate swaps	$(14)	$(15)	$(2)	$(3)

Fair Value Hedges

Con Edison of New York’s swap (related to its $225 million of Series 2001A tax-exempt debt) is designated as a fair value hedge, which qualifies for “short-cut” hedge accounting under SFAS No. 133. Under this method, changes in fair value of the swap are recorded directly against the carrying value of the hedged bonds and have no impact on earnings.

Cash Flow Hedges

Con Edison Development’s and O&R’s swaps are designated as cash flow hedges under SFAS No. 133. Any gain or loss on the hedges is recorded in OCI and reclassified to interest expense and included in earnings during the periods in which the hedged interest payments occur. See “Interest Rate Hedging” in Note O to the financial statements in Item 8 of the Form 10-K for the contractual components of the interest rate swaps accounted for as cash flow hedges.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note L - New Financial Accounting Standards

Reference is made to Note S to the financial statements in Item 8 of the Form 10-K.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The guidance in this Statement becomes effective for fiscal periods beginning after November 15, 2007. The Companies are currently evaluating the impact of this Statement on their financial position, results of operations and liquidity.

In September 2006, the FASB issued Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” This Issue requires employers to record a liability for future benefits for endorsement split-dollar life insurance arrangements that provide a postretirement benefit to an employee. The guidance in this EITF becomes effective for fiscal periods beginning after December 15, 2007. The Companies are currently evaluating the impact of this Issue on their financial position, results of operations and liquidity.

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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 1-14514 and 1-1217, the Form 10-K).

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

CORPORATE OVERVIEW

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below). Certain financial data of Con Edison’s businesses is presented below:

	Three months ended March 31, 2007				At March 31, 2007
(Millions of Dollars)	Operating Revenues		Net Income		Assets
Con Edison of New York	$2,673	78%	$236	92%	$23,033	86%
O&R	257	8%	19	8%	1,727	7%
Total Utilities	2,930	86%	255	100%	24,760	93%
Con Edison Development (a)	176	5%	(11)	(4)%	1,256	5%
Con Edison Energy (a)	13	—%	1	—%	170	1%
Con Edison Solutions (a)	313	9%	16	6%	155	—%
Other (b)	(14)	—%	(5)	(2)%	362	1%
Total Con Edison	$3,418	100%	$256	100%	$26,703	100%
(a)	Net income of the competitive energy businesses for the three months ended March 31, 2007 includes $(10) million of after-tax net mark-to-market gains/(losses) (Con Edison Development, $(22) million, Con Edison Energy, $(1) million, and Con Edison Solutions, $13 million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s net income for common stock for the three months ended March 31, 2007 was $256 million or $0.99 a share compared with earnings of $181 million or $0.74 a share for the three months ended March 31, 2006. See “Results of Operations – Summary,” below.

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

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities’ capital investment plans reflect in great part past actual electric peak demand adjusted to summer design weather conditions, as well as forecast growth in peak usage. The Utilities estimate that, under design weather conditions, the 2007 peak electric demand in their respective service areas will be 13,575 MW for Con Edison of New York and 1,610 MW for O&R. The average annual growth rate of the peak electric demand over the next five years at design conditions is estimated to be approximately 1.5 percent for Con Edison of New York and 2.3 percent for O&R. Design conditions do not include the potential impact of any demand reduction programs invoked only in specific circumstances. The Companies anticipate an ongoing need for substantial

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

capital investment in order to meet this growth in peak usage with the high level of reliability that they currently provide (see “Liquidity and Capital Resources – Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2008, September 30, 2007 and September 30, 2008, respectively. Con Edison of New York has filed a request for a new gas rate plan to be effective October 1, 2007, and in May 2007 filed a request for a new electric rate plan to be effective April 1, 2008. O&R’s rate plans for its gas service in New York and its subsidiary’s electric service in New Jersey extend through October 31, 2009 and March 31, 2010, respectively. O&R’s plan for electric service in New York expired on October 31, 2006, and in March 2007 the New York State Public Service Commission (PSC) ordered that O&R’s rates be made temporary and subject to refund until a proceeding to set new rates is concluded. Pursuant to the Utilities’ rate plans, charges to customers generally may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The New York rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on common equity capital. Changes in delivery volumes are reflected in operating income (except to the extent that weather-normalization provisions apply to the gas businesses, and subject to provisions in the rate plans for sharing above-target earnings with customers). See “Regulatory Matters” below and Note B to the First Quarter Financial Statements.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” pursuant to which the economic effects of rate regulation are reflected in financial statements. See “Application of Critical Accounting Policies,” below.

COMPETITIVE ENERGY BUSINESSES

Con Edison’s competitive energy businesses participate in segments of the electricity industry that are less comprehensively regulated than the Utilities. These segments include the operation of electric generation facilities, trading of electricity and fuel, sales of electricity to wholesale and retail customers and sales of certain energy-related goods and services. At March 31, 2007, Con Edison’s equity investment in its competitive energy businesses was $585 million and their assets amounted to $1.6 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to delivery-service customers of utilities primarily in the Northeast and Mid-Atlantic regions (including some of the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Utilities’ customers) and also offers energy-related services. Con Edison Solutions does not sell electricity to the Utilities. The company sold approximately 2.6 million MWHs of electricity to customers over the three-month period ended March 31, 2007.

Consolidated Edison Development, Inc. (Con Edison Development) owns, leases or operates generating plants and participates in other infrastructure projects. At March 31, 2007, the company owned or leased the equivalent of 1,668 MWs of capacity in electric generating facilities, of which 203 MWs are sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets. In addition, the company sells electricity at wholesale to utilities. Con Edison is considering strategic alternatives with respect to the electric generation facilities of its competitive energy businesses.

Consolidated Edison Energy, Inc. (Con Edison Energy) procures electric energy and capacity for Con Edison Solutions and fuel for Con Edison Development and others. It sells the electric capacity and energy produced by plants owned, leased or operated by Con Edison Development and others. The company also provides energy risk management services to Con Edison Solutions and Con Edison Development, offers these services to others and manages wholesale supply transactions for Con Edison Development.

The competitive energy businesses are focusing on increasing their customer base, gross margins and the value of their existing assets. See “Liquidity and Capital Resources – Capital Requirements” and “Capital Resources,” below.

Results of Operations - Summary

Con Edison’s earnings per share for the three months ended March 31, 2007 were $0.99 (basic and diluted) compared with $0.74 (basic and diluted) for the 2006 period.

Net income for the three months ended March 31, 2007 and 2006 was as follows:

(Millions of Dollars)	2007	2006
Con Edison of New York	$236	$202
O&R	19	12
Competitive energy businesses (a)	6	(19)
Other (b)	(5)	(15)
Total continuing operations	256	180
Discontinued operations (c)	—	1
CON EDISON	$256	$181
(a)	Includes $10 million and $31 million of after-tax net mark-to-market losses in 2007 and 2006, respectively.
(b)	Other consists of inter-company and parent company accounting. See “Results of Operations,” below.
(c)	Represents the discontinued operations of Con Edison Communications. See Note T to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The Companies’ results of operations for the three months ended March 31, 2007, as compared with the 2006 period, reflect colder weather and sales growth in 2007, the Utilities’ rate agreements (which are designed to recover increased operations and maintenance expense, depreciation and property taxes, and interest charges) and the results of the competitive energy businesses including net mark-to-market effects. The following table presents the estimated effect on earnings per share and net income for the three months ended March 31, 2007 as compared with the 2006 period, resulting from these and other major factors:

	Variations
	Earnings per Share	Net Income (Millions of Dollars)
Con Edison of New York
Sales growth	$0.03	$8
Impact of weather	0.04	10
Electric rate agreement	0.06	17
Gas rate agreement	0.04	10
Net transfers to firm gas service	0.03	6
Steam rate agreement	0.02	6
Operations and maintenance expense	(0.01)	(2)
Depreciation and property taxes	(0.06)	(15)
Interest charges	(0.05)	(12)
Other (includes dilutive effect of new stock issuances)	(0.01)	6
Total Con Edison of New York	0.09	34
Orange and Rockland Utilities	0.03	7
Competitive energy businesses
Earnings excluding net mark-to-market effects	0.01	4
Net mark-to-market effects	0.08	21
Other, including parent company expenses	0.04	10
Discontinued operations	—	(1)
Total	$0.25	$75

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

LIQUIDITY AND CAPITAL RESOURCES

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2007 and 2006 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2007	2006	Variance	2007	2006	Variance
Operating activities	$478	$590	$(112)	$302	$454	$(152)
Investing activities	(458)	(328)	(130)	(432)	(339)	(93)
Financing activities	43	(166)	209	127	(61)	188
Net change	63	96	(33)	(3)	54	(57)
Balance at beginning of period	94	81	13	47	61	(14)
Balance at end of period	$157	$177	$(20)	$44	$115	$(71)

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

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. For the Companies, principal non-cash credits also included prepaid pension costs and amortizations of certain net regulatory liabilities, including the tax effects, in accordance with their rate plans. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits” in Item 7 of the Form 10-K and Notes D and E to the First Quarter Financial Statements.

Net cash flows from operating activities for the three months ended March 31, 2007 for Con Edison and Con Edison of New York were $112 million and $152 million lower, respectively, than in the 2006 period. The decrease in net cash flows reflects the $385 million payment of Con Edison of New York’s New York City property taxes in the first quarter of 2007 with no comparable payment made in the 2006 period. The company achieved a 1.5 percent reduction in its City property taxes for the fiscal year ending June 30, 2006 by prepaying the annual tax amount due on June 30, 2005, $734 million, instead of paying semi-annual installments on their due dates (July 1, 2005 and January 1, 2006). This decrease was offset in part by increased deferred tax benefits and increased net income.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing issue is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances. In addition, in March 2007, in accordance with the 2005 Electric Rate Plan, Con Edison of New York offset $265 million of regulatory liabilities against an equal amount of regulatory assets. See Note B to the First Quarter Financial Statements.

For Con Edison, the decrease in other receivables reflects primarily the expiration of certain wholesale load contracts and receivables associated with hedging activities at the competitive energy businesses.

See “Other Changes in Assets and Liabilities,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $130 million and $93 million higher, respectively, for the three months ended March 31, 2007 than in the 2006 period. The increases for the Companies reflect primarily increased utility construction expenditures and lower net proceeds from the sale of certain properties ($30 million in 2007, as compared with $60 million in 2006). For Con Edison, the increase also reflects $39 million of net proceeds from the completion of the sale of Con Edison Communications that offset cash flows used in investing activities in 2006.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York increased $209 million and $188 million in the three months ended March 31, 2007 compared with the 2006 period, respectively.

Cash flows from financing activities of the Companies for the three months ended March 31, 2007 as compared with the 2006 period reflects an increase in commercial paper balances (included on the consolidated balance sheets as “Notes payable”). See Note C to the First Quarter Financial Statements.

Con Edison’s cash flows from financing activities for the three months ended March 31, 2007 and 2006 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2007: 1.3 million shares for $54 million, 2006: 456,347 shares for $10 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $10 million in 2007 and 2006, respectively.

Con Edison’s net cash flows from financing activities also include O&R’s financings. In February 2007, O&R’s New Jersey subsidiary redeemed at maturity $20 million 7.125% First Mortgage Bonds.

Con Edison’s net cash flows from financing activities for the three months ended March 31, 2006 include the issuance of $400 million 5.85% 30-year debentures, the proceeds of which were used for general corporate purposes.

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Other Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at March 31, 2007, compared with December 31, 2006, that have not impacted the Companies’ consolidated statements of cash flows.

(Millions of Dollars)	Con Edison 2007 vs. 2006 Variance	Con Edison of New York 2007 vs. 2006 Variance
Assets
Fair value of derivative assets	$(85)	$5
Deferred derivative losses	(116)	(99)

Liabilities
Long-term debt due within one year	485	180
Uncertain income taxes	139	128
Fair value of derivative liabilities	(300)	(182)

For information on the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, see Note H to the First Quarter Financial Statements. For Con Edison, the increase in long-term debt due within a year reflects the anticipated redemption in May 2007 of $325 million of 7.25% Con Edison Public Income Notes (PINES). Funding for the redemption of the PINES is expected to come from the issuance of commercial paper and the use of available cash balances.

In the context of increasing energy market prices in the first quarter of 2007, the Companies’ policies for managing their energy purchases resulted in an increase in the fair value of derivative assets for Con Edison of New York (included in the consolidated balance sheets as a current asset) and a decrease in the fair value of derivative liabilities at March 31, 2007 as compared with year-end 2006. For the Utilities, mark-to-market activity had no effect on net income as the amounts were deferred as regulatory assets/liabilities (deferred derivative losses/gains). In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, net of gains and losses on derivative instruments used to hedge energy purchases. The mark-to-market accounting for Con Edison’s competitive energy businesses resulted in a net decrease in the fair value of derivative assets and liabilities. The decline in the fair value of derivative assets reflects increasing capacity prices and the timing of entering into new positions, which was offset in part by the maturity of certain contract positions and the impact of increasing energy prices. The competitive energy businesses record mark-to-market gains and losses on derivative instruments in earnings in the reporting period in which such changes occur for contracts that do not meet the requirements of cash flow hedge accounting or for which such accounting has not been elected. For the Companies, changes in fair value of derivative

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

instruments may lead to collateral payments made to or received from counterparties or brokers that are reflected in other current assets and other current liabilities.

Capital Resources

At March 31, 2007, there was no material change in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K, other than as described below.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2007, the 12 months ended December 31, 2006 and the three months ended March 31, 2006 was:

	Earnings to Fixed Charges (Times)
	For the Three Months Ended March 31, 2007	For the Twelve Months Ended December 31, 2006	For the Three Months Ended March 31, 2006
Con Edison	3.6	2.9	3.1
Con Edison of New York	4.0	3.2	4.1

For each of the Companies, the common equity ratio at March 31, 2007 and December 31, 2006 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2007	December 31, 2006
Con Edison	50.6	48.5
Con Edison of New York	51.0	50.0

Capital Requirements

At March 31, 2007, there was no material change in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K.

Contractual Obligations

At March 31, 2007, there was no material change in the Companies’ aggregate obligations to make payments pursuant to contracts compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K.

ELECTRIC POWER REQUIREMENTS

At March 31, 2007, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

REGULATORY MATTERS

At March 31, 2007, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K, “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and other than as described in Note B to the First Quarter Financial Statements and in the following paragraphs.

In May 2007, Con Edison of New York filed a request with the PSC to increase charges for electric service by $1.2 billion. In April 2007, the PSC expanded its ongoing proceeding investigating the July 2006 Queens power outage to also consider the prudence of the company’s conduct with respect to the outage. See Note B to the First Quarter Financial Statements.

In April 2007, the Governor of New York State and the Mayor of New York City each announced proposals to, among other things, limit growth in electricity demand and increase electric supply. Proposals to reduce demand include decoupling utilities’ profits from the amount of energy used by its customers, strengthening building codes and other efficiency standards and reducing government’s energy usage. Proposals to increase supply include facilitating power plant development and promoting renewable energy technology. In April 2007, the PSC announced a plan to develop “revenue decoupling mechanisms” by requiring periodic rate adjustments to reconcile forecast and actual utility delivery service revenues. In April 2007, the PSC indicated that it will further examine long-term contracts and long-term planning for future electricity supply infrastructure. See “Con Edison of New York – Electric Operations – Electric Supply” in Item 1 of the Form 10-K.

FINANCIAL AND COMMODITY MARKET RISKS

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At March 31, 2007, there were no material changes in the Companies’ financial and commodity market risks compared to those disclosed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described in Note K to the First Quarter Financial Statements.

MATERIAL CONTINGENCIES

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies – Accounting for Contingencies” and Notes B, F, G, and H to the First Quarter Financial Statements.

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

The Companies’ results of operations for the three months ended March 31, 2007, as compared with the 2006 period, reflect colder weather and sales growth in 2007, the Utilities’ rate agreements (which are designed to recover increased operations and maintenance expense, depreciation and property taxes and interest charges) and the results of the competitive energy businesses including mark-to-market effects. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

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

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three months ended March 31, 2007 and 2006 follows. All inter-segment transactions have been eliminated. For additional business segment financial information, see Note J to the First Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2007 compared with 2006 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$101	3.0%	$28	1.1%	$25	10.8%	$48	10.9%
Purchased power	(75)	(6.3)	(119)	(15.4)	16	23.9	28	8.2
Fuel	13	5.1	20	10.4	—	—	(7)	(11.3)
Gas purchased for resale	(42)	(7.6)	(27)	(5.9)	(3)	(4.1)	(12)	(54.5)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	205	15.5	154	12.7	12	13.2	39	Large
Other operations and maintenance	59	13.4	57	15.2	2	4.5	—	—
Depreciation and amortization	13	8.6	12	9.0	—	—	1	11.1
Taxes, other than income taxes	11	3.5	13	4.3	(3)	(23.1)	1	16.7
Income taxes	43	39.8	23	20.4	5	71.4	15	Large
Operating income	79	25.9	49	16.5	8	44.4	22	Large
Other income less deductions and related federal income tax	12	Large	3	50.0	(1)	Large	10	Large
Net interest expense	15	11.9	18	18.4	—	—	(3)	(14.3)
Income from continuing operations	76	42.2	34	16.8	7	58.3	35	Large
Discontinued operations	(1)	Large	N/A	N/A	N/A	N/A	(1)	Large
Net income	$75	41.4%	$34	16.8%	$7	58.3%	$34	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2007 compared with the 2006 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2007	March 31, 2006	Variation	Percent Variation	March 31, 2007	March 31, 2006	Variation	Percent Variation
Residential/Religious	2,877	2,972	(95)	(3.2)%	$581	$628	$(47)	(7.5)%
Commercial/Industrial	3,115	3,442	(327)	(9.5)	547	619	(72)	(11.6)
Retail access customers	5,033	4,255	778	18.3	279	185	94	50.8
NYPA, Municipal Agency and other sales	2,924	2,766	158	5.7	69	66	3	4.5
Other operating revenues	—	—	—	—	167	135	32	23.7
Total	13,949	13,435	514	3.8%	$1,643	$1,633	$10	0.6%

Con Edison of New York’s electric operating revenues were $10 million higher in the three months ended March 31, 2007 as compared with the 2006 period, due primarily to the second year of the electric rate plan ($47 million), increased demand side management programs ($49 million), an accrual for incentives ($13 million), sales growth ($8 million), the impact of the colder weather ($5 million), higher transmission revenues ($5 million) and the reserve of a street lighting settlement with the New York Power Authority recorded in 2006 ($4 million), offset in part by a decrease in purchased power costs ($105 million), a reversal recorded in the first quarter of 2006 of a portion of the provision for refund to customers of shared earnings above the target level accrued in 2005 ($15 million), and decreased recoverable fuel costs ($8 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the First Quarter Financial Statements.

Electric sales and delivery volumes in Con Edison of New York’s service area increased 3.8 percent in the three months ended March 31, 2007 compared with the 2006 period, primarily reflecting colder weather and sales growth in the 2007 period compared with 2006. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 2.6 percent in the three months ended March 31, 2007 compared with the 2006 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric fuel costs decreased $8 million in the three months ended March 31, 2007 compared with the 2006 period, reflecting a decrease in unit costs ($11 million), offset by higher sendout volumes from the company’s generating facilities ($3 million). Electric purchased power costs decreased $105 million in the 2007 period compared with the 2006 period reflecting a decrease in unit costs ($59 million) and a decrease in purchased volumes ($46 million), primarily associated with additional customers obtaining their energy supply through competitive providers in the three months ended March 31, 2007.

Con Edison of New York’s electric operating income increased $36 million in the three months ended March 31, 2007 compared with the 2006 period. The increase reflects higher net revenues ($123 million, due principally to the electric rate agreement), offset in part by higher operations and maintenance costs ($49 million, due primarily to demand side management program expenses ($49 million)), higher income taxes ($20 million), taxes other than income taxes ($10 million, principally property taxes) and depreciation ($8 million).

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended March 31, 2007 compared with the 2006 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2007	March 31, 2006	Variation	Percent Variation	March 31, 2007	March 31, 2006	Variation	Percent Variation
Residential	20,740	20,563	177	0.9%	$378	$375	$3	0.8%
General	13,194	13,605	(411)	(3.0)	210	214	(4)	(1.9)
Firm transportation	15,343	8,931	6,412	71.8	63	39	24	61.5
Total firm sales and transportation	49,277	43,099	6,178	14.3	651	628	23	3.7
Interruptible sales	3,282	5,098	(1,816)	(35.6)	41	70	(29)	(41.4)
NYPA	8,150	8,208	(58)	(0.7)	1	—	1	Large
Generation plants	11,859	7,886	3,973	50.4	12	10	2	20.0
Other	3,370	4,502	(1,132)	(25.1)	2	10	(8)	(80.0)
Other operating revenues	—	—	—	—	28	19	9	47.4
Total	75,938	68,793	7,145	10.4%	$735	$737	$(2)	(0.3)%

Con Edison of New York’s gas operating revenues in the three months ended March 31, 2007 decreased $2 million compared with the 2006 period, reflecting a decrease in purchased gas costs ($27 million), offset in part by the gas rate plan ($16 million) and sales growth ($4 million). Other gas

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Con Edison of New York’s sales and transportation volumes for firm customers increased 14.3 percent in the three months ended March 31, 2007 compared with the 2006 period reflecting primarily the impact of the colder winter weather in 2007 compared with 2006 and the movement of certain customers from interruptible to firm service. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company’s service area increased 7.4 percent in the 2007 period. Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s purchased gas cost decreased $27 million in the three months ended March 31, 2007 compared with the 2006 period due to lower unit costs ($78 million), offset in part by higher sendout ($51 million).

Con Edison of New York’s gas operating income increased $14 million in the three months ended March 31, 2007 compared with the 2006 period. The increase reflects primarily higher net revenues ($25 million), offset in part by higher operations and maintenance expense ($5 million), income taxes ($4 million), taxes other than income taxes ($2 million, principally property taxes), and depreciation ($1 million).

Steam

Con Edison of New York’s steam sales and deliveries in the three months ended March 31, 2007 compared with the 2006 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2007	March 31, 2006	Variation	Percent Variation	March 31, 2007	March 31, 2006	Variation	Percent Variation
General	349	321	28	8.7%	$12	$12	$—	—%
Apartment house	3,138	2,866	272	9.5	87	85	2	2.4
Annual power	6,199	5,568	631	11.3	189	181	8	4.4
Other operating revenues	—	—	—	—	7	(3)	10	Large
Total	9,686	8,755	931	10.6%	$295	$275	$20	7.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s steam operating revenues increased $20 million in the three months ended March 31, 2007 compared with the 2006 period, due primarily to the colder weather in 2007 ($11 million) and higher revenues under the steam rate plan ($9 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Steam sales and delivery volumes increased 10.6 percent in the three months ended March 31, 2007 compared with the 2006 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries increased 0.5 percent in the 2007 period.

Con Edison of New York’s steam purchased power costs decreased $14 million in the three months ended March 31, 2007 compared with the 2006 period due primarily to decreased unit costs. Steam fuel costs increased $28 million due primarily to higher sendout volumes ($16 million) and higher unit costs ($12 million).

Steam operating income decreased $1 million in the three months ended March 31, 2007 compared with the 2006 period reflecting higher depreciation expense ($3 million), operations and maintenance costs ($3 million) and taxes, other than income taxes ($1 million), offset in part by higher net revenues ($6 million).

Net Interest Expense

Net interest expense increased $18 million in the three months ended March 31, 2007 compared with the 2006 period, due principally to new debt issuances since March 31, 2006, higher interest rates on variable-rate debt, interest accrued for the potential repayment of tax benefits from the timing of tax deductions of certain construction related costs (see Note H to the First Quarter Financial Statements) and higher interest rates on and principal amounts of commercial paper.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the three months ended March 31, 2007 compared with the 2006 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2007	March 31, 2006	Variation	Percent Variation	March 31, 2007	March 31, 2006	Variation	Percent Variation
Residential/Religious	439	415	24	5.8%	$61	$54	$7	13.0%
Commercial/Industrial	532	510	22	4.3	62	54	8	14.8
Retail access customers	377	406	(29)	(7.1)	15	16	(1)	(6.3)
Public authorities	29	27	2	7.4	4	3	1	33.3
Other operating revenues	—	—	—	—	2	(1)	3	Large
Total	1,377	1,358	19	1.4%	$144	$126	$18	14.3%

O&R’s electric operating revenues increased $18 million in the three months ended March 31, 2007 compared with the 2006 period due primarily to increased recoverable purchased power costs ($16 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K.

Electric delivery volumes in O&R’s service area increased 1.4 percent in the three months ended March 31, 2007 compared with the 2006 period primarily as a result of the colder winter weather. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area increased 0.7 percent in the 2007 period compared with the 2006 period.

Electric operating income increased by $2 million in the three months ended March 31, 2007 compared with the 2006 period, due primarily to higher net revenues ($3 million), offset in part by higher income taxes ($1 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in three months ended March 31, 2007 compared with the 2006 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2007	March 31, 2006	Variation	Percent Variation	March 31, 2007	March 31, 2006	Variation	Percent Variation
Residential	4,245	3,744	501	13.4%	$69	$68	$1	1.5%
General	997	907	90	9.9	16	16	—	—
Firm transportation	4,644	4,142	502	12.1	16	13	3	23.1
Total firm sales and transportation	9,886	8,793	1,093	12.4	101	97	4	4.1
Interruptible sales	1,754	1,793	(39)	(2.2)	6	9	(3)	(33.3)
Generation plants	298	62	236	Large	—	—	—	—
Other	489	423	66	15.6	—	—	—	—
Other gas revenues	—	—	—	—	6	—	6	Large
Total	12,427	11,071	1,356	12.2%	$113	$106	$7	6.6%

O&R’s gas operating revenues increased $7 million in the three months ended March 31, 2007 compared with the 2006 period. The increase is due primarily to this year’s colder winter weather and the impact of the gas rate plan increase that went into effect November 1, 2006.

Sales and transportation volumes for firm customers increased 12.4 percent in the three months ended March 31, 2007 compared with the 2006 period reflecting the impact of the colder winter weather in 2007. After adjusting for weather and other variations in each period, total firm sales and transportation volumes were 0.2 percent lower in the three months ended March 31, 2007 compared with the 2006 period. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Non-firm transportation of customer-owned gas to electric generating plants increased in the three months ended March 31, 2007 compared with the 2006 period because certain facilities resumed burning gas to generate electricity. The increase in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income increased by $6 million in the three months ended March 31, 2007 compared with the 2006 period, due primarily to higher net revenues ($10 million), offset in part by higher income taxes ($4 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

COMPETITIVE ENERGY BUSINESSES AND OTHER

Competitive Energy Businesses

The competitive energy businesses’ operating income and earnings increased $25 million, respectively, in the three months ended March 31, 2007 compared with the 2006 period due primarily to lower mark-to-market losses. Excluding mark-to-market activity in both periods, earnings increased $4 million in the three months ended March 31, 2007 compared to the 2006 period, due primarily to higher gross margins on wholesale electric sales.

Operating revenues increased $33 million in the three months ended March 31, 2007 compared with the 2006 period, primarily due to higher electric retail revenues and lower mark-to-market losses, offset in part by lower electric wholesale and other revenues. Electric retail revenues increased $18 million in the three months ended March 31, 2007 as compared with the 2006 period, of which $11 million was due to higher sales volumes and $7 million was due to an increase in unit prices. Electric wholesale revenues decreased $15 million in the three months ended March 31, 2007 as compared with the 2006 period, primarily due to lower generation revenues. Pre-tax mark-to-market losses decreased $35 million in the three months ended March 31, 2007 compared with the 2006 period, primarily due to increases in commodity prices in the 2007 period. Other revenues decreased $5 million, primarily due to lower wholesale gas sales volumes.

Operating expenses excluding income taxes decreased $7 million in the three months ended March 31, 2007 compared with the 2006 period, reflecting lower fuel costs ($6 million), gas purchased for resale costs ($13 million) and lower maintenance costs ($4 million), partially offset by an increase in purchased power costs ($13 million) and other operations expense ($3 million).

Income taxes increased $15 million in the three months ended March 31, 2007 as compared with the 2006 period, reflecting primarily higher income.

Other

For Con Edison, “Other” in 2006 reflects $9 million expense to effectively reclassify from retained earnings to additional paid-in capital the tax benefits from the exercise of stock options that had been recognized in income in prior years. For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

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

PART II OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

Power Outage Proceedings

For information about proceedings relating to power outages in 2006, see “Power Outage Proceedings” in Note B to the financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference. In April 2007, the PSC expanded its ongoing proceeding investigating the July 2006 Queens power outage to also consider the prudence of the company’s conduct with respect to the outage.

ITEM 1A RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Companies’ Form 10-K.

ITEM 6 EXHIBITS

(a) EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2007 and 2006, and the 12-month period ended December 31, 2006.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 4.2	By-laws of Con Edison of New York, effective May 21, 2007. Incorporated by reference from Exhibit 3.2 to Con Edison of New York’s Current Report on Form 8-K, dated April 19, 2007 (File No. 1-1217).

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2007 and 2006, and the 12-month period ended December 31, 2006.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: May 10, 2007	By	/S/ ROBERT N. HOGLUND
Robert N. Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer