Form 10-Q
period 2007-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2007-08-02
CIK 1047862, 23632

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2007

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

As of the close of business on July 31, 2007, Con Edison had outstanding 270,975,263 Common Shares ($.10 par value). All of the outstanding common equity of Con Edison of New York is held by Con Edison.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
DEC	New York State Department of Environmental Conservation
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force
EMF	Electric and magnetic fields

Other
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007
Fitch	Fitch Ratings
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2006
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
VaR	Value-at-Risk
VIE	Variable interest entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2007	December 31, 2006
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$15,417	$14,775
Gas	3,307	3,233
Steam	1,717	1,691
General	1,675	1,635
TOTAL	22,116	21,334
Less: Accumulated depreciation	4,684	4,583
Net	17,432	16,751
Construction work in progress	858	872
NET UTILITY PLANT	18,290	17,623
NON-UTILITY PLANT
Generating assets, less accumulated depreciation of $140 and $127 in 2007 and 2006, respectively	773	785
Non-utility property, less accumulated depreciation of $39 and $36 in 2007 and 2006, respectively	31	34
Construction work in progress	3	3
NET PLANT	19,097	18,445
CURRENT ASSETS
Cash and temporary cash investments	186	94
Restricted cash	17	18
Accounts receivable - customers, less allowance for uncollectible accounts of $45 in 2007 and 2006	867	825
Accrued unbilled revenue	138	122
Other receivables, less allowance for uncollectible accounts of $6 and $4 in 2007 and 2006, respectively	446	522
Fuel oil, at average cost	52	56
Gas in storage, at average cost	188	253
Materials and supplies, at average cost	141	157
Prepayments	125	157
Fair value of derivative assets	52	122
Recoverable energy costs	206	235
Deferred derivative losses	177	237
Other current assets	56	139
TOTAL CURRENT ASSETS	2,651	2,937
INVESTMENTS	381	366
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	408	406
Intangible assets, less accumulated amortization of $39 and $34 in 2007 and 2006, respectively	75	80
Regulatory assets	4,110	4,179
Other deferred charges and noncurrent assets	428	286
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	5,021	4,951
TOTAL ASSETS	$27,150	$26,699

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2007	December 31, 2006
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$8,806	$8,004
Preferred stock of subsidiary	213	213
Long-term debt	7,778	8,298
TOTAL CAPITALIZATION	16,797	16,515
MINORITY INTERESTS	42	41
NONCURRENT LIABILITIES
Obligations under capital leases	24	26
Provision for injuries and damages	156	155
Pension and retiree benefits	857	737
Superfund and other environmental costs	330	292
Uncertain income taxes	147	—
Asset retirement obligations	99	97
Fair value of derivative liabilities	57	97
Other noncurrent liabilities	92	93
TOTAL NONCURRENT LIABILITIES	1,762	1,497
CURRENT LIABILITIES
Long-term debt due within one year	536	374
Notes payable	315	117
Accounts payable	1,119	1,126
Customer deposits	240	228
Accrued taxes	51	36
Accrued interest	136	139
Accrued wages	87	79
Fair value of derivative liabilities	185	395
Deferred derivative gains	9	6
Deferred income taxes - recoverable energy costs	84	96
Other current liabilities	252	276
TOTAL CURRENT LIABILITIES	3,014	2,872
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	4,104	4,095
Regulatory liabilities	1,411	1,657
Other deferred credits	20	22
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,535	5,774
TOTAL CAPITALIZATION AND LIABILITIES	$27,150	$26,699

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$1,896	$1,666	$3,683	$3,425
Gas	422	349	1,271	1,192
Steam	128	106	422	381
Non-utility	583	434	1,071	874
TOTAL OPERATING REVENUES	3,029	2,555	6,447	5,872
OPERATING EXPENSES
Purchased power	1,251	1,019	2,361	2,203
Fuel	181	145	450	400
Gas purchased for resale	250	189	764	745
Other operations and maintenance	504	437	1,002	877
Depreciation and amortization	167	153	331	305
Taxes, other than income taxes	318	299	647	617
Income taxes	78	65	229	172
TOTAL OPERATING EXPENSES	2,749	2,307	5,784	5,319
OPERATING INCOME	280	248	663	553
OTHER INCOME (DEDUCTIONS)
Investment and other income	21	8	36	20
Allowance for equity funds used during construction	2	1	3	2
Preferred stock dividend requirements of subsidiary	(3)	(3)	(6)	(6)
Other deductions	(13)	(4)	(18)	(9)
Income taxes	5	6	10	1
TOTAL OTHER INCOME (DEDUCTIONS)	12	8	25	8
INTEREST EXPENSE
Interest on long-term debt	126	119	254	232
Other interest	14	12	29	25
Allowance for borrowed funds used during construction	(2)	(1)	(5)	(2)
NET INTEREST EXPENSE	138	130	278	255
INCOME FROM CONTINUING OPERATIONS	154	126	410	306
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)	—	(2)	—	(1)
NET INCOME	$154	$124	$410	$305
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.58	$0.51	$1.57	$1.24
Discontinued operations	—	(0.01)	—	—
Net income	$0.58	$0.50	$1.57	$1.24
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.58	$0.51	$1.56	$1.24
Discontinued operations	—	(0.01)	—	—
Net income	$0.58	$0.50	$1.56	$1.24
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.580	$0.575	$1.160	$1.150
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	264.9	245.9	261.9	245.7
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	266.2	246.7	263.1	246.7

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Millions of Dollars)
NET INCOME	$154	$124	$410	$305
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $1, $0, $2 and $(3) taxes in 2007 and 2006, respectively	2	—	3	(4)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $(11), $(8), $3 and $(40) taxes in 2007 and 2006, respectively	(19)	(11)	4	(57)
Less: Reclassification adjustment for losses included in net income, net of $(5), $(10), $(14) and $(28) taxes in 2007 and 2006, respectively	(8)	(14)	(20)	(40)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(9)	3	27	(21)
COMPREHENSIVE INCOME	$145	$127	$437	$284

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2005	245,286,058	$27	$2,768	$5,605	23,210,700	$(1,001)	$(55)	$(34)	$7,310

Net income				181					181
Common stock dividends				(141)					(141)
Issuance of common shares—dividend reinvestment and employee stock plans	456,347		24						24
Stock options			(23)	35					12
Other comprehensive loss								(24)	(24)
BALANCE AS OF MARCH 31, 2006	245,742,405	$27	$2,769	$5,680	23,210,700	$(1,001)	$(55)	$(58)	$7,362

Net income				124					124
Common stock dividends				(142)					(142)
Issuance of common shares—dividend reinvestment and employee stock plans	491,822		28						28
Other comprehensive income								3	3
BALANCE AS OF JUNE 30, 2006	246,234,227	$27	$2,797	$5,662	23,210,700	$(1,001)	$(55)	$(55)	$7,375

BALANCE AS OF DECEMBER 31, 2006	257,456,303	$28	$3,314	$5,804	23,210,700	$(1,001)	$(58)	$(83)	$8,004

Net income				256					256
Common stock dividends				(150)					(150)
Issuance of common shares—dividend reinvestment and employee stock plans	1,327,669		61						61
Other comprehensive income								36	36
BALANCE AS OF MARCH 31, 2007	258,783,972	$28	$3,375	$5,910	23,210,700	$(1,001)	$(58)	$(47)	$8,207

Net income				154					154
Common stock dividends				(156)					(156)
Issuance of common shares—public offering	11,000,000	1	559				(2)		558
Issuance of common shares—dividend reinvestment and employee stock plans	1,089,068		52						52
Other comprehensive loss								(9)	(9)
BALANCE AS OF JUNE 30, 2007	270,873,040	$29	$3,986	$5,908	23,210,700	$(1,001)	$(60)	$(56)	$8,806

10 The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$410	$305
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	331	305
Deferred income taxes	89	11
Rate case amortization and accruals	(254)	(137)
Common equity component of allowance for funds used during construction	(3)	(2)
Prepaid pension costs (net of capitalized amounts)	71	15
Other non-cash items (net)	(55)	122
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(42)	347
Materials and supplies, including fuel oil and gas in storage	85	22
Other receivables and other current assets	143	(104)
Prepayments	32	286
Recoverable energy costs	74	89
Accounts payable	(7)	(273)
Pensions and retiree benefits	13	61
Accrued taxes	22	(63)
Accrued interest	(3)	23
Deferred charges, noncurrent assets and other regulatory assets	(257)	(125)
Deferred credits and other regulatory liabilities	146	(9)
Other assets	(10)	8
Other liabilities	36	(78)
NET CASH FLOWS FROM OPERATING ACTIVITIES	821	803

INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $(30) and $(22) in 2007 and 2006, respectively)	(891)	(872)
Cost of removal less salvage	(73)	(83)
Non-utility construction expenditures	(3)	(2)
Common equity component of allowance for funds used during construction	3	2
Restricted cash	1	(3)
Proceeds from sale of properties	30	60
Proceeds from sale of Con Edison Communications	—	39
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(933)	(859)

FINANCING ACTIVITIES
Net proceeds from/(payments of) short-term debt	198	(403)
Retirement of long-term debt	(359)	(109)
Issuance of long-term debt	—	800
Issuance of common stock	651	20
Debt issuance costs	—	(7)
Common stock dividends	(286)	(263)
NET CASH FLOWS FROM FINANCING ACTIVITIES	204	38

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	92	(18)
BALANCE AT BEGINNING OF PERIOD	94	81

BALANCE AT END OF PERIOD	$186	$63
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$226	$212
Income taxes	$75	$171

The accompanying notes are an integral part of these financial statements.	11

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2007	December 31, 2006
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$14,479	$13,872
Gas	2,915	2,848
Steam	1,717	1,691
General	1,546	1,510
TOTAL	20,657	19,921
Less: Accumulated depreciation	4,267	4,173
Net	16,390	15,748
Construction work in progress	833	832
NET UTILITY PLANT	17,223	16,580
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $17 in 2007 and 2006	13	15
NET PLANT	17,236	16,595
CURRENT ASSETS
Cash and temporary cash investments	60	47
Accounts receivable - customers, less allowance for uncollectible accounts of $41 and $40 in 2007 and 2006, respectively	719	716
Other receivables, less allowance for uncollectible accounts of $5 and $3 in 2007 and 2006, respectively	333	365
Accounts receivable from affiliated companies	104	138
Fuel oil, at average cost	45	47
Gas in storage, at average cost	149	193
Materials and supplies, at average cost	127	126
Prepayments	77	84
Fair value of derivative assets	3	—
Recoverable energy costs	185	213
Deferred derivative losses	167	213
Other current assets	3	14
TOTAL CURRENT ASSETS	1,972	2,156
INVESTMENTS	101	91
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	3,710	3,764
Other deferred charges and noncurrent assets	340	210
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,050	3,974
TOTAL ASSETS	$23,359	$22,816

12 The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2007	December 31, 2006
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$7,761	$7,132
Preferred stock	213	213
Long-term debt	6,743	6,925
TOTAL CAPITALIZATION	14,717	14,270
NONCURRENT LIABILITIES
Obligations under capital leases	24	26
Provision for injuries and damages	150	148
Pensions and retiree benefits	553	449
Superfund and other environmental costs	282	243
Uncertain income taxes	134	—
Asset retirement obligations	99	96
Fair value of derivative liabilities	21	35
Other noncurrent liabilities	76	72
TOTAL NONCURRENT LIABILITIES	1,339	1,069
CURRENT LIABILITIES
Long-term debt due within one year	510	330
Accounts payable	852	866
Accounts payable to affiliated companies	15	14
Customer deposits	225	214
Accrued taxes	147	118
Accrued interest	122	121
Accrued wages	81	71
Fair value of derivative liabilities	83	193
Deferred derivative gains	7	5
Deferred income taxes - recoverable energy costs	75	87
Other current liabilities	215	233
TOTAL CURRENT LIABILITIES	2,332	2,252
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,680	3,682
Regulatory liabilities	1,274	1,524
Other deferred credits	17	19
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	4,971	5,225
TOTAL CAPITALIZATION AND LIABILITIES	$23,359	$22,816

The accompanying notes are an integral part of these financial statements.	13

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,731	$1,543	$3,374	$3,176
Gas	377	316	1,113	1,052
Steam	128	106	422	381
TOTAL OPERATING REVENUES	2,236	1,965	4,909	4,609
OPERATING EXPENSES
Purchased power	713	642	1,369	1,417
Fuel	123	100	335	293
Gas purchased for resale	216	169	650	628
Other operations and maintenance	431	364	863	739
Depreciation and amortization	147	135	292	268
Taxes, other than income taxes	303	282	615	581
Income taxes	61	55	197	168
TOTAL OPERATING EXPENSES	1,994	1,747	4,321	4,094
OPERATING INCOME	242	218	588	515
OTHER INCOME (DEDUCTIONS)
Investment and other income	15	5	25	15
Allowance for equity funds used during construction	2	1	3	2
Other deductions	(3)	(3)	(7)	(7)
Income taxes	(2)	3	—	2
TOTAL OTHER INCOME (DEDUCTIONS)	12	6	21	12
INTEREST EXPENSE
Interest on long-term debt	105	96	209	185
Other interest	9	10	23	20
Allowance for borrowed funds used during construction	(2)	(1)	(4)	(2)
NET INTEREST EXPENSE	112	105	228	203
NET INCOME	142	119	381	324
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	6	6
NET INCOME FOR COMMON STOCK	$139	$116	$375	$318

14	The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Millions of Dollars)
NET INCOME	$142	$119	$381	$324
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension plan liability adjustments, net of $0, $0, $0 and $(3) taxes in 2007 and 2006, respectively	—	—	—	(4)
Unrealized losses on derivatives qualified as cash flow hedges	—	—	—	(1)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	—	—	(5)
COMPREHENSIVE INCOME	$142	$119	$381	$319

The accompanying notes are an integral part of these financial statements.	15

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2005	235,488,094	$589	$1,802	$5,074	$(962)	$(55)	$(11)	$6,437

Net income				205				205
Common stock dividend to parent				(113)				(113)
Cumulative preferred dividends				(3)				(3)
Other comprehensive loss							(5)	(5)
BALANCE AS OF MARCH 31, 2006	235,488,094	$589	$1,802	$5,163	$(962)	$(55)	$(16)	$6,521

Net income				119				119
Common stock dividend to parent				(115)				(115)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2006	235,488,094	$589	$1,802	$5,164	$(962)	$(55)	$(16)	$6,522

BALANCE AS OF DECEMBER 31, 2006	235,488,094	$589	$2,252	$5,320	$(962)	$(58)	$(9)	$7,132

Net income				239				239
Common stock dividend to parent				(131)				(131)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2007	235,488,094	$589	$2,252	$5,425	$(962)	$(58)	$(9)	$7,237

Net income				142				142
Common stock dividend to parent				(131)				(131)
Capital contribution by parent			518			(2)		516
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2007	235,488,094	$589	$2,770	$5,433	$(962)	$(60)	$(9)	$7,761

16	The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$381	$324
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	292	268
Deferred income taxes	86	31
Rate case amortization and accruals	(254)	(137)
Common equity component of allowance for funds used during construction	(3)	(2)
Prepaid pension costs (net of capitalized amounts)	12	15
Other non-cash items (net)	(32)	(1)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(3)	308
Materials and supplies, including fuel oil and gas in storage	45	4
Other receivables and other current assets	89	(39)
Prepayments	7	350
Recoverable energy costs	69	85
Accounts payable	(18)	(289)
Pensions and retiree benefits	(7)	35
Accrued taxes	35	(94)
Accrued interest	1	23
Deferred charges, noncurrent assets and other regulatory assets	(248)	(125)
Deferred credits and other regulatory liabilities	156	(4)
Other assets	(1)	—
Other liabilities	48	(67)
NET CASH FLOWS FROM OPERATING ACTIVITIES	655	685
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $(30) and $(22) in 2007 and 2006, respectively)	(852)	(823)
Cost of removal less salvage	(71)	(82)
Common equity component of allowance for funds used during construction	3	2
Proceeds from sale of properties	30	60
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(890)	(843)
FINANCING ACTIVITIES
Net payments of short-term debt	—	(323)
Retirement of long-term debt	—	(100)
Issuance of long-term debt	—	800
Debt issuance costs	—	(7)
Capital contribution by parent	516	—
Dividend to parent	(262)	(228)
Preferred stock dividends	(6)	(6)
NET CASH FLOWS FROM FINANCING ACTIVITIES	248	136
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	13	(22)
BALANCE AT BEGINNING OF PERIOD	47	61
BALANCE AT END OF PERIOD	$60	$39
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$203	$161
Income taxes	$102	$183

The accompanying notes are an integral part of these financial statements.	17

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2006 (the Form 10-K) and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report Form 10-Q for the quarterly period ended March 31, 2007 (the First Quarter Form 10-Q). Information in the notes to the consolidated financial statements in the Form 10-K and the First Quarter Form 10-Q referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made. Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

Note A - Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and six months ended June 30, 2007 and 2006, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2007	2006	2007	2006
Income from continuing operations	$154	$126	$410	$306
Income from discontinued operations, net of tax	—	(2)	—	(1)
Net income	$154	$124	$410	$305
Weighted average common shares outstanding - Basic	264.9	245.9	261.8	245.7
Add: Incremental shares attributable to effect of potentially dilutive securities	1.3	0.8	1.3	1.0
Adjusted weighted average common shares outstanding - Diluted	266.2	246.7	263.1	246.7
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.58	$0.51	$1.57	$1.24
Discontinued operations	—	(0.01)	—	—
Net income	$0.58	$0.50	$1.57	$1.24
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.58	$0.51	$1.56	$1.24
Discontinued operations	—	(0.01)	—	—
Net income	$0.58	$0.50	$1.56	$1.24

Note B - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K and Note B to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Rate Agreements

O&R - Electric

In March 2007, the PSC ordered that O&R’s rates be made temporary, the effect of which is that amounts collected by O&R for electric service rendered in New York State after March 1, 2007 will be subject to refund pending the conclusion of a proceeding, which is now ongoing, to set new rates

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

effective July 1, 2007. In the order, the PSC confirmed that no issues had been raised regarding the company’s service adequacy or operations. In June 2007, O&R commenced an action in New York State Supreme Court seeking to have the order annulled.

Con Edison of New York - Gas

On June 1, 2007, Con Edison of New York entered into a Joint Proposal with the staff of the PSC and other parties with respect to the rates the company can charge its customers for gas service. The Joint Proposal is subject to PSC approval.

The Joint Proposal covers the three-year period from October 1, 2007 through September 30, 2010, and provides for rate increases of $67.4 million, $32.7 million and $42.7 million, effective October 1, 2007, 2008 and 2009, respectively. In addition, under the Joint Proposal revenues will increase $17.1 million starting in the first rate year because certain costs that are currently recovered in rates will instead be recovered under the provisions pursuant to which the company recovers its gas supply-related costs.

Additional provisions of the Joint Proposal include:

•

earnings in excess of a 10.9 percent return on equity for the first rate year and a 10.7 percent return on equity for the second and third rate years (based upon the actual average equity ratio, subject to a maximum equity ratio of 50 percent of capitalization) would be shared equally with customers, with 20 basis points of the first rate year’s earnings sharing threshold predicated on achieving certain energy efficiency goals and the earnings subject to sharing for each rate year being determined after reflecting in earnings the effects of any reduction in expense deferrals (discussed below);

•

a revenue decoupling mechanism for the first rate year (which may be continued or modified for the second or third rate years) under which the company’s revenues from most firm customer classifications would be determined by multiplying the forecasted delivery revenue per customer reflected in gas rates times the actual number of customers and a regulatory asset for recovery from customers would be recorded if actual delivery revenues billed to customers are less than the forecasted amount or a regulatory liability for future customer benefit would be recorded if the actual revenues are more than the forecasted amount;

•

opportunities to retain for shareholders annual gas net revenues from non-firm customer transactions: 20 percent of any net revenues between $35 million and $50 million and 25 percent of any net revenues above $50 million;

•	continuation of provisions for the recovery from customers on a current basis of the cost of purchased gas and supply-related costs;

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

•

annual reconciliation of the difference between the actual annual average amount of gas utility plant (excluding plant additions resulting from moving facilities to avoid interfering with government projects), net of depreciation, up to a maximum annual average amount, and the annual average amounts reflected in gas rates, with the revenue requirement impact of the difference recorded as a regulatory asset or a regulatory liability, as the case may be, and a separate reconciliation of interference plant additions that would not be subject to a maximum annual average amount;

•

annual reconciliations of the differences between the actual amounts of pension and other post-retirement benefit expenses, environmental remediation expenses, property taxes and non-capital expenses resulting from the moving of facilities to avoid interfering with government projects and the amounts reflected for such expenses in gas rates, with the differences (or in the case of property taxes and interference expenses, 90 percent of the differences) deferred as a regulatory asset or accrued as a regulatory liability, as the case may be; provided that earnings above the earnings sharing threshold (discussed above) would reduce the deferral as a regulatory asset of the differences in pension and other post-employment benefit expenses, property taxes and interference expenses by up to 50 percent (but not to the extent the reduction would cause the resulting earnings to decrease below the threshold); and

•

potential penalties of up to $7.5 million for each rate year if the company does not meet certain standards for leak management, emergency response, prevention of damage to facilities, gas main replacement and customer satisfaction.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at June 30, 2007 and December 31, 2006 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Regulatory assets
Unrecognized pension and other postretirement costs	$1,935	$1,929	$1,799	$1,776
Future federal income tax	1,034	995	978	941
Environmental remediation costs	367	318	304	255
World Trade Center restoration costs	148	147	148	147
Pension and other postretirement benefits deferrals	118	157	54	98
Revenue taxes	71	68	70	67
O&R transition bond charges	65	67	—	—
Net T&D reconciliation	53	94	53	94
Electric rate increase accrual	45	44	45	44
Unbilled gas revenue	44	44	44	44
Workers’ compensation	43	42	43	42
Other retirement program costs	18	20	18	20
Recoverable energy costs	14	55	14	55
Asbestos-related costs	10	10	10	10
Deferred derivative losses - long-term	5	18	4	15
Other	140	171	126	156
Regulatory assets	4,110	4,179	3,710	3,764
Deferred derivative losses - current	177	237	167	213
Recoverable energy costs - current	206	235	185	213
Total Regulatory Assets	$4,493	$4,651	$4,062	$4,190
Regulatory liabilities
Allowance for cost of removal less salvage	$473	$492	$412	$432
Gain on sale of First Avenue properties	144	144	144	144
Net electric deferrals	139	164	139	164
Prior year deferred tax amortization	81	81	81	81
2004 electric, gas and steam one-time rate agreement charges	53	85	53	85
NYS tax law changes	53	38	43	28
Interest on federal income tax refund	41	41	41	41
Net steam deferrals	35	48	35	48
O&R refundable energy costs	34	40	—	—
Gain on sale of W. 24th St. property	32	46	32	46
Transmission congestion contracts	19	96	19	96
Deferred derivative gains - long-term	16	2	6	1
Property tax reconciliation	15	39	15	39
EPA SO2 allowance proceeds - electric and steam	12	106	12	106
DC service incentive	11	13	11	13
Gas interruptible sales credits	10	8	10	8
Other	243	214	221	192
Regulatory liabilities	1,411	1,657	1,274	1,524
Deferred derivative gains - current	9	6	7	5
Total Regulatory Liabilities	$1,420	$1,663	$1,281	$1,529

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

The PSC is also reviewing the Westchester outages, and has ordered the company to show cause why it should not be liable for certain food spoilage claims in connection with the September 2006 outage in Westchester resulting from Tropical Storm Ernesto.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The PSC has engaged an independent third party consultant to audit the company’s performance in response to outage emergencies and planning for restoration of service.

As of June 30, 2007, Con Edison of New York had paid $14 million, $5 million of which was reimbursed by insurers, to compensate customers for spoilage of food and other perishables resulting from the Queens outage, incurred estimated operating costs of $39 million, net of $1 million of insurance reimbursement, invested $48 million in capital assets and retirements in the Long Island City network after the Queens outage, and accrued penalties under its 2005 electric rate agreement of $18 million relating to customer outages.

In July 2007, the PSC issued a notice requesting comments on the tariff provisions pursuant to which the company is required to reimburse its electric customers for losses resulting from service interruptions in certain circumstances. The current provisions provide for reimbursement to affected residential and commercial customers for food spoilage of up to $450 and $9,000, respectively, with a maximum aggregate of $15 million for an outage. The Company is not required to provide reimbursement for outages caused by certain events such as storms, provided the company makes reasonable efforts to restore service as soon as practicable.

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

In June 2007, the Companies’ credit agreement, which was to expire in June 2011, was extended for an additional year, with a maximum of $2.2 billion available to Con Edison of New York and $1 billion available to Con Edison in the additional year.

At June 30, 2007, Con Edison had $314 million of commercial paper outstanding at a weighted average interest rate of 5.5 percent, none of which was outstanding under Con Edison of New York’s program. At June 30, 2006, Con Edison had $352 million of commercial paper outstanding of which $197 million was outstanding under Con Edison of New York’s program. The weighted average interest rate at June 30, 2006 was 5.4 percent and 5.3 percent for Con Edison and Con Edison of New York, respectively. At June 30, 2007 and 2006, no loans were outstanding under the Companies’ credit agreements and $47 million and $15 million of letters of credit were outstanding, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note D - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K and Note D to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and six months ended June 30, 2007 and 2006 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Service cost - including administrative expenses	$33	$33	$31	$31
Interest cost on projected benefit obligation	123	115	115	108
Expected return on plan assets	(162)	(155)	(155)	(149)
Amortization of net actuarial loss	40	32	34	26
Amortization of prior service costs	3	4	3	3
NET PERIODIC BENEFIT COST	$37	$29	$28	$19
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$38	$30	$29	$20
Cost capitalized	(11)	(9)	(8)	(7)
Cost deferred	(20)	(28)	(18)	(24)
Cost charged/(credited) to operating expenses	$7	$(7)	$3	$(11)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Service cost - including administrative expenses	$66	$67	$61	$62
Interest cost on projected benefit obligation	246	229	230	215
Expected return on plan assets	(323)	(310)	(309)	(298)
Amortization of net actuarial loss	80	63	69	52
Amortization of prior service costs	5	7	5	6
NET PERIODIC BENEFIT COST	$74	$56	$56	$37
Amortization of regulatory asset*	2	2	2	2
TOTAL PERIODIC BENEFIT COST	$76	$58	$58	$39
Cost capitalized	(23)	(17)	(18)	(13)
Cost deferred	(49)	(58)	(45)	(51)
Cost charged/(credited) to operating expenses	$4	$(17)	$(5)	$(25)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note E - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K and Note E to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and six months ended June 30, 2007 and 2006 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Service cost	$5	$5	$4	$4
Interest cost on accumulated other postretirement benefit obligation	23	22	21	19
Expected return on plan assets	(20)	(20)	(19)	(18)
Amortization of net actuarial loss	16	15	14	12
Amortization of prior service cost	(3)	(4)	(3)	(4)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$22	$19	$18	$14
Cost capitalized	(8)	(5)	(6)	(4)
Cost deferred	(9)	(9)	(9)	(7)
Cost charged to operating expenses	$5	$5	$3	$3

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Service cost	$9	$9	$7	$7
Interest cost on accumulated other postretirement benefit obligation	46	43	41	38
Expected return on plan assets	(40)	(39)	(37)	(36)
Amortization of net actuarial loss	33	29	29	24
Amortization of prior service cost	(7)	(7)	(7)	(7)
Amortization of transition obligation	2	2	2	2
NET PERIODIC POSTRETIREMENT BENEFIT COST	$43	$37	$35	$28
Cost capitalized	(15)	(11)	(12)	(9)
Cost deferred	(20)	(15)	(18)	(12)
Cost charged to operating expenses	$8	$11	$5	$7

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2007 and December 31, 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Accrued Liabilities:
Manufactured gas plant sites	$268	$228	$221	$180
Other Superfund Sites	62	64	61	63
Total	$330	$292	$282	$243
Regulatory assets	$367	$318	$304	$255

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

Environmental remediation payments and insurance recoveries received related to Superfund Sites for the three and six months ended June 30, 2007 and 2006 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Remediation payments	$9	$17	$7	$13
Insurance recoveries received	1	3	1	3

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Remediation payments	$18	$29	$16	$24
Insurance recoveries received	1	3	1	3

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2006, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2007 and December 31, 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Accrued liability - asbestos suits	$10	$10	$10	$10
Regulatory assets - asbestos suits	$10	$10	$10	$10
Accrued liability - workers’ compensation	$119	$117	$114	$112
Regulatory assets - workers’ compensation	$43	$42	$43	$42

Note G - Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a Con Edison of New York steam main located in midtown Manhattan ruptured for reasons that have not yet been determined. It has been reported that one person died and others were injured as a result of the incident. Debris from the incident included dirt and mud containing asbestos. The response to the incident has required the closing of several buildings and streets for various periods. The company has notified its insurers of the incident and believes that the policies currently in force will cover most of the company’s costs, which could be substantial, to satisfy its liability to others in connection with the incident.

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transaction). The transactions respectively involve gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At June 30, 2007 and December 31, 2006, the company’s investment in these leveraged leases ($234 million and $232 million, respectively) net of deferred tax liabilities ($217 million and $208 million, respectively), amounted to $17 million and $24 million, respectively.

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

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through June 30, 2007, in the aggregate, was $163 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $53 million.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

Mirant Litigation

In June 2007, the United States Bankruptcy Court for the Northern District of Texas approved the settlement of the legal proceedings relating to the June 1999 sale of generating assets by Con Edison of New York and O&R to affiliates of Mirant Corporation (which had filed a petition for reorganization under the U.S. Bankruptcy Code). Pursuant to the settlement, the proceedings against Con Edison of New York and O&R were dismissed, with prejudice, and they paid certain amounts to the Mirant affiliates, which, in aggregate, were not material to the Companies.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued a guarantee on behalf of an entity in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $1.3 billion and $1.2 billion at June 30, 2007 and December 31, 2006, respectively.

A summary, by type and term, of Con Edison’s total guarantees at June 30, 2007 is as follows:

Guarantee Type	0–3 years	4–10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$893	$33	$211	$1,137
Affordable housing program	—	22	—	22
Intra-company guarantees	45	—	1	46
Other guarantees	44	42	—	86
TOTAL	$982	$97	$212	$1,291

For a description of guarantee types, see Note H to the financial statements in Item 8 of the Form 10-K.

Note H - Income Tax

Uncertain Tax Positions

Reference is made to Note H to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q for information about the Companies’ January 2007 adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The Companies’ uncertain tax positions include use of the “simplified service cost method” (SSCM) to determine the extent to which construction-related costs could be deducted in 2002 through 2005. The Companies expect that they will be required to repay, with interest, a portion of their past SSCM tax benefits ($331 million, of which $303 million is attributable to Con Edison of New York) and to capitalize and depreciate over a period of years costs they previously deducted under SSCM. Interest on all past SSCM tax benefits for Con Edison and Con Edison of New York could be approximately $99 million and $90 million, respectively. Repayment of the SSCM tax benefits would not otherwise affect the Companies’ results of operations because deferred taxes have been previously provided for the related temporary differences between the SSCM deductions taken for federal income tax purposes and the corresponding amounts charged to expense for financial reporting purposes.

At June 30, 2007, the liabilities for uncertain tax positions for Con Edison and Con Edison of New York were $147 million and $134 million, respectively, and accrued interest on the liabilities amounted to $32 million and $28 million, respectively. The Companies recognize interest accrued related to the liability for uncertain tax positions in interest expense and penalties, if any, in operating expenses in the Companies’ consolidated income statements. The Companies’ recognized interest expense for uncertain tax positions for the three and six months ended June 30, 2007 were as follows:

	For the Three Months Ended June 30, 2007		For the Six Months Ended June 30, 2007
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Interest expense	$6	$3	$10	$7

In June 2007, Con Edison paid $160 million to the Internal Revenue Service, $147 million of which is attributable to Con Edison of New York, as a deposit for the repayment, including related interest, that the Companies expect will be required with respect to the past SSCM benefits. As a result, for federal income tax purposes, interest will continue to accrue only on the portion of the liability, if any, that exceeds the deposit. Con Edison and Con Edison of New York have recorded the deposit as a noncurrent asset on their consolidated balance sheet.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Stock options	$—	$3	$—	$2
Restricted stock units	1	1	1	1
Performance-based restricted stock	1	1	1	1
Total	$2	$5	$2	$4

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Stock options	$1	$6	$1	$5
Restricted stock units	1	1	1	1
Performance-based restricted stock	2	9	2	8
Total	$4	$16	$4	$14

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Stock Options

A summary of changes in the status of stock options during the three and six months ended June 30, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/05	7,867,151	$41.913	6,697,401	$42.000
Granted	804,000	46.880	699,000	46.880
Exercised	(67,500)	37.560	(60,800)	37.404
Forfeited	(20,900)	42.691	(5,000)	44.688
Outstanding at 3/31/06	8,582,751	$42.412	7,330,601	$42.503
Granted	859,900	43.500	711,700	43.500
Exercised	(64,725)	35.935	(55,725)	35.538
Forfeited	(19,000)	44.353	(13,000)	44.765
Outstanding at 6/30/06	9,358,926	$42.553	7,973,576	$42.637
Outstanding at 12/31/06	8,617,601	$42.773	7,346,601	$42.842
Granted	—	—	—	—
Exercised	(975,100)	41.630	(907,050)	41.634
Forfeited	(1,001)	42.169	(1,001)	42.169
Outstanding at 3/31/07	7,641,500	$42.919	6,438,550	$43.013
Granted	—	—	—	—
Exercised	(668,350)	42.803	(587,500)	42.829
Forfeited	(19,350)	42.483	(7,500)	41.870
Outstanding at 6/30/07	6,953,800	$42.931	5,843,550	$43.033

The change in the fair value of all outstanding options from their grant dates to June 30, 2007 and 2006 (aggregate intrinsic value) for Con Edison were $15 million and $18 million, respectively. The change in the fair value of all outstanding options from their grant dates to June 30, 2007 and 2006 (aggregate intrinsic value) for Con Edison of New York were $12 million and $14 million, respectively. The aggregate intrinsic value of options exercised in the period ended June 30, 2007 and 2006 were $6 million and $1 million and the cash received by Con Edison for payment of the exercise price were $30 million and $3 million, respectively. The weighted average remaining contractual life of options outstanding is five years as of June 30, 2007.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table summarizes stock options outstanding at June 30, 2007 for each plan year for the Companies:

		Con Edison			Con Edison of New York
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2006	9	1,645,600	$45.151	—	1,401,700	$45.186	—
2005	8	1,262,400	42.740	—	1,022,750	42.721	—
2004	7	950,950	43.776	950,950	756,850	43.769	756,850
2003	6	810,600	39.916	810,600	637,900	39.941	637,900
2002	5	959,850	42.510	959,850	822,350	42.510	822,350
2001	4	506,050	37.750	506,050	438,050	37.750	438,050
2000	3	145,350	32.500	145,350	109,850	32.500	109,850
1999	2	561,450	47.938	561,450	544,050	47.938	544,050
1998/97	1	111,550	42.563	111,550	110,050	42.563	110,050
Total		6,953,800	$42.931	4,045,800	5,843,550	$43.033	3,419,100

There were no new awards granted in 2007. The exercise prices of options awarded in 2006 range from $43.50 to $46.88. The total expense to be recognized in future periods for unvested stock options outstanding as of June 30, 2007 is $3 million for Con Edison, including $2 million for Con Edison of New York.

Restricted Stock Units

At June 30, 2007 and 2006, there were 115,055 and 222,500 units outstanding for Con Edison employees, of which 63,055 and 171,700 units are outstanding for Con Edison of New York employees. The weighted average fair value as of the grant date of the outstanding units for June 30, 2007 and 2006 were $42.87 and $36.59 per unit for Con Edison, respectively. The weighted average fair value as of the grant date of the outstanding units for June 30, 2007 and 2006 were $45.88 and $36.31 per unit for Con Edison of New York, respectively. The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of June 30, 2007 for Con Edison and Con Edison of New York were $1.5 million and $1 million, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary of changes in the status of the Performance RSUs’ Total Shareholder Return (TSR) portion during the three and six months ended June 30, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Fair Value*	Units	Weighted Average Fair Value*
Non-vested at 12/31/05	204,425	$31.461	171,950	$31.581
Granted	99,300	43.830	87,400	43.830
Vested and Exercised	(156,450)	46.477	(144,475)	46.455
Forfeited	—	—	—	—
Non-vested at 3/31/06	147,275	$29.313	114,875	$29.530
Granted	—	—	—	—
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 6/30/06	147,275	$31.250	114,875	$44.440
Non-vested at 12/31/06	126,425	$13.992	94,025	$14.420
Granted	113,600	45.730	81,848	45.730
Vested and Exercised	(31,400)	—	(21,475)	—
Forfeited	—	—	—	—
Non-vested at 3/31/07	208,625	$36.108	154,398	$35.709
Granted	33,280	48.060	30,805	48.060
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 6/30/07	241,905	$20.152	185,203	$20.155
*	Fair value is determined using the Monte Carlo simulation.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary of changes in the status of the Performance RSUs’ Executive Incentive Plan (EIP) portion during the three and six months ended June 30, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Price	Units	Weighted Average Price
Non-vested at 12/31/05	204,425	$43.297	171,950	$43.300
Granted	99,300	46.880	87,400	46.880
Vested and Exercised	(156,450)	46.477	(144,475)	46.455
Forfeited	—	—	—	—
Non-vested at 3/31/06	147,275	$43.500	114,875	$43.500
Granted	—	—	—	—
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 6/30/06	147,275	$44.440	114,875	$44.440
Non-vested at 12/31/06	126,425	$48.070	94,025	$48.070
Granted	113,600	47.815	81,848	47.807
Vested and Exercised	(31,400)	47.530	(21,475)	47.530
Forfeited	—	—	—	—
Non-vested at 3/31/07	208,625	$51.060	154,398	$51.060
Granted	33,280	51.060	30,805	51.060
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 6/30/07	241,905	$45.120	185,203	$45.120

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of June 30, 2007 is $9 million, including $7 million for Con Edison of New York.

Stock Purchase Plan

In the three months ended June 30, 2007 and 2006, 155,415 shares and 162,533 shares were purchased under the Stock Purchase Plan at a weighted average price of $49.56 and $44.06 per share, respectively. In the six months ended June 30, 2007 and 2006, 304,812 shares and 312,117 shares were purchased under the Stock Purchase Plan at a weighted average price of $49.04 and $45.07 per share, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note J - Financial Information By Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended June 30,
	Operating Revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2007	2006	2007	2006	2007	2006	2007	2006
Con Edison of New York
Electric	$1,731	$1,543	$3	$2	$111	$103	$191	$180
Gas	377	316	1	1	21	20	43	30
Steam	128	106	23	19	15	12	8	8
Consolidation adjustments	—	—	(27)	(22)	—	—	—	—
Total Con Edison of New York	$2,236	$1,965	$—	$—	$147	$135	$242	$218
O&R
Electric	$165	$123	$—	$—	$7	$6	$15	$9
Gas	45	34	—	—	3	3	1	—
Total O&R	$210	$157	$—	$—	$10	$9	$16	$9
Competitive energy businesses	$583	$434	$1	$18	$10	$10	$22	$20
Other*	—	(1)	(1)	(18)	—	(1)	—	1
Total Con Edison	$3,029	$2,555	$—	$—	$167	$153	$280	$248
*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating Revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2007	2006	2007	2006	2007	2006	2007	2006
Con Edison of New York
Electric	$3,374	$3,176	$5	$5	$220	$204	$363	$317
Gas	1,113	1,052	2	1	42	40	155	129
Steam	422	381	40	38	30	24	70	69
Consolidation adjustments	—	—	(47)	(44)	—	—	—	—
Total Con Edison of New York	$4,909	$4,609	$—	$—	$292	$268	$588	$515
O&R
Electric	$309	$249	$—	$—	$13	$12	$25	$18
Gas	158	140	—	—	5	5	17	10
Total O&R	$467	$389	$—	$—	$18	$17	$42	$28
Competitive energy businesses	$1,071	$874	$3	$34	$20	$20	$36	$10
Other*	—	—	(3)	(34)	1	—	(3)	—
Total Con Edison	$6,447	$5,872	$—	$—	$331	$305	$663	$553
*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note K - Derivative Instruments and Hedging Activities

Reference is made to Note O to the financial statements in Item 8 of the Form 10-K.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at June 30, 2007 and December 31, 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Fair value of net assets	$(141)	$(319)	$(88)	$(206)

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

Con Edison and Con Edison of New York had $198 million and $50 million credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at June 30, 2007, respectively. Con Edison’s net credit exposure consisted of $118 million with investment-grade counterparties (a portion of which is insured through credit insurance and hedged with credit default swaps), $78 million with commodity exchange brokers and $2 million with entities which lacked ratings or whose ratings were not investment grade. Con Edison of New York’s net credit exposure was primarily with commodity exchange brokers.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table presents selected information related to these cash flow hedges included in accumulated OCI at June 30, 2007:

	Maximum Term		Accumulated Other Comprehensive Income/ (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Term in Months/Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Energy Price Hedges	42	$—	$(16)	$—	$(18)	$—

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

The unrealized net gains and losses relating to the hedge ineffectiveness of these cash flow hedges that were recognized in net earnings for the three and six months ended June 30, 2007 and 2006 were immaterial to the results of operations of the Companies for those periods.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison’s competitive energy businesses record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. Generally, the collateral requirements associated with, and settlement of, derivative transactions are included in net cash flows from operating activities in the Companies’ consolidated statement of cash flows. For the three months ended June 30, 2007 and 2006, Con Edison recorded in non-utility operating revenues an unrealized pre-tax gain amounting to $3 million and a pre-tax loss of $8 million, respectively. For the six months ended June 30, 2007 and 2006, Con Edison recorded in non-utility operating revenues unrealized pre-tax losses of $13 million and $59 million, respectively.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at June 30, 2007 and December 31, 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Fair value of interest rate swaps	$(15)	$(15)	$(5)	$(3)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

In June 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities.” The EITF concluded that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The guidance in this EITF becomes effective for fiscal years beginning after December 15, 2007. The Companies do not expect this EITF to have a material effect on their financial position, results of operations or liquidity.

In May 2007, the FASB issued FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.” The guidance in this FSP clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in this FSP becomes effective upon adoption of the FASB Interpretation No. 48, which the Companies adopted in January 2007. See Note H. The application of this FSP did not have a material impact on the Companies’ financial position, results of operations or liquidity.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The guidance in this Statement becomes

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

effective for fiscal periods beginning after November 15, 2007. The Companies are currently evaluating the impact of this Statement on their financial position, results of operations or liquidity.

In September 2006, the FASB issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” This Issue requires employers to record a liability for future benefits for endorsement split-dollar life insurance arrangements that provide a postretirement benefit to an employee. The guidance in this EITF becomes effective for fiscal periods beginning after December 15, 2007. The Companies do not expect this EITF to have a material impact on their financial position, results of operations or liquidity.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. It applies to other accounting pronouncements that require fair value measurements and, accordingly, does not require any new fair value measurements. The guidance in this Statement becomes effective for financial statements issued for fiscal years beginning after November 15, 2007. The Companies are currently evaluating the impact of this Statement on their financial position, results of operations or liquidity.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part I, Item 2 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q).

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

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below). Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007				At June 30, 2007
(Millions of Dollars)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
Con Edison of New York	$2,236	74%	$139	90%	$4,909	76%	$375	91%	$23,359	86%
O&R	210	7%	6	4%	467	7%	26	6%	1,746	6%
Total Utilities	2,446	81%	145	94%	5,376	83%	401	97%	25,105	92%
Con Edison Development (a)	242	8%	11	7%	419	7%	(1)	— %	1,259	5%
Con Edison Energy (a)	15	— %	—	— %	28	— %	1	— %	241	1%
Con Edison Solutions (a)	330	11%	7	5%	644	10%	23	6%	161	1%
Other (b)	(4)	— %	(9)	(6)%	(20)	— %	(14)	(3)%	384	1%
Total Con Edison	$3,029	100%	$154	100%	$6,447	100%	$410	100%	$27,150	100%
(a)	Net income of the competitive energy businesses for the three months and six months ended June 30, 2007 includes $2 million and $(7) million, respectively, of after-tax net mark-to-market gains/(losses) (Con Edison Development, $2 million and $(19) million, Con Edison Energy, $1 million and $0, and Con Edison Solutions, $(1) million and $12 million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s net income for common stock for the three months ended June 30, 2007 was $154 million or $0.58 a share compared with earnings of $124 million or $0.50 a share for the three months ended June 30, 2006. Net income for common stock for the six months ended June 30, 2007 was $410 million or $1.57 a share compared with earnings of $305 million or $1.24 a share for the six months ended June 30, 2006. See “Results of Operations – Summary,” below.

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

Con Edison anticipates that the Utilities will continue to provide substantially all of its earnings over the next few years. The Utilities’ earnings generally reflect demand for utility service and the Utilities’ ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital. The factors affecting demand for utility service include growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Demand for electric service peaks during the summer air conditioning season. Demand for gas and steam service peaks during the winter heating season.

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities’ capital investment plans reflect in great part past actual electric peak demand adjusted to summer design weather conditions, as well as forecast growth in peak usage. The Utilities estimate that, under design weather conditions, the 2007 peak electric demand in their respective service areas will be 13,575 MW for Con Edison of New York and 1,610 MW for O&R. The average annual growth rate of the peak electric demand over the next five years at design

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

conditions is estimated to be approximately 1.5 percent for Con Edison of New York and 2.3 percent for O&R. Design conditions do not include the potential impact of any demand reduction programs invoked only in specific circumstances or new permanent energy efficiency programs. The Companies anticipate an ongoing need for substantial capital investment in order to meet this growth in peak usage with the high level of reliability that they currently provide (see “Liquidity and Capital Resources – Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2008, September 30, 2007 and September 30, 2008, respectively. In May 2007, Con Edison of New York filed a request with the New York State Public Service Commission (PSC) for a new electric rate plan to be effective April 1, 2008 and in June 2007 the company entered into a Joint Proposal with the PSC staff, which is subject to PSC approval, for a gas rate plan that would be effective from October 2007 through September 2010. O&R’s rate plans for its gas service in New York and its subsidiary’s electric service in New Jersey extend through October 31, 2009 and March 31, 2010, respectively. O&R’s rate plan for electric service in New York expired on October 31, 2006, and in March 2007 the PSC ordered that O&R’s rates be made temporary and subject to refund until a proceeding to set new rates is concluded. In August 2007, O&R filed for a new electric rate plan for its New York customers. Pursuant to the Utilities’ rate plans, charges to customers generally may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The New York rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on common equity capital. Changes in delivery volumes are reflected in operating income (except to the extent that weather-normalization or revenue decoupling provisions apply to the gas businesses, and subject to provisions in the rate plans for sharing above-target earnings with customers). See “Regulatory Matters” below and Note B to the Second Quarter Financial Statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Competitive Energy Businesses

Con Edison’s competitive energy businesses participate in segments of the electricity industry that are less comprehensively regulated than the Utilities. These segments include the operation of electric generation facilities, trading of electricity and fuel, sales of electricity to wholesale and retail customers and sales of certain energy-related goods and services. At June 30, 2007, Con Edison’s equity investment in its competitive energy businesses was $582 million and their assets amounted to $1.7 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to delivery-service customers of utilities primarily in the Northeast and Mid-Atlantic regions (including some of the Utilities’ customers) and also offers energy-related services. Con Edison Solutions does not sell electricity to the Utilities. The company sold approximately 5.6 million MWHs of electricity to customers over the six-month period ended June 30, 2007.

Consolidated Edison Development, Inc. (Con Edison Development) owns, leases or operates generating plants and participates in other infrastructure projects. At June 30, 2007, the company owned or leased the equivalent of 1,668 MWs of capacity in electric generating facilities, of which 203 MWs are sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets. In addition, the company sells electricity at wholesale to utilities. Con Edison is considering strategic alternatives with respect to the electric generation facilities of its competitive energy businesses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Results of Operations - Summary

Con Edison’s earnings per share (basic and diluted) for the three months ended June 30, 2007 were $0.58 compared with $0.50 for the 2006 period. Con Edison’s earnings per share for the six months ended June 30, 2007 were $1.57 ($1.56 on a diluted basis) compared with $1.24 (basic and diluted) for the 2006 period.

Net income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2007	2006	2007	2006
Con Edison of New York	$139	$116	$375	$318
O&R	6	3	26	16
Competitive energy businesses (a)	18	12	23	(7)
Other (b)	(9)	(5)	(14)	(21)
Total continuing operations	154	126	410	306
Discontinued operations (c)	—	(2)	—	(1)
CON EDISON	$154	$124	$410	$305
(a)	Includes $2 million, $(5) million, $(7) million and $(35) million of after-tax net mark-to-market gains/(losses) in the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively.
(b)	Other consists of inter-company and parent company accounting. See “Results of Operations,” below.
(c)	Represents the discontinued operations of Con Edison Communications. See Note T to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The Companies’ results of operations for the three and six months ended June 30, 2007, as compared with the 2006 periods, reflect sales growth, colder winter and warmer spring weather, the Utilities’ rate agreements (which are designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), the impact of storms and the results of the competitive energy businesses including net mark-to-market effects. The following table presents the estimated effect on earnings per share and net income for the three and six months ended June 30, 2007 as compared with the 2006 periods, resulting from these and other major factors:

	Three Months Variation		Six Months Variation
	Earnings per Share	Net Income (Millions of Dollars)	Earnings per Share	Net Income (Millions of Dollars)
Con Edison of New York
Sales growth	$0.03	$7	$0.06	$15
Impact of weather	0.07	16	0.11	27
Electric rate agreement	0.10	23	0.16	40
Gas rate agreement	—	1	0.04	10
Net transfers to firm gas service	0.01	3	0.04	9
Steam rate agreement	0.02	5	0.04	11
Operations and maintenance expense	(0.09)	(22)	(0.10)	(24)
Depreciation and property taxes	(0.08)	(18)	(0.14)	(33)
Interest charges	(0.02)	(5)	(0.07)	(17)
Other (includes dilutive effect of new stock issuances)	0.02	13	—	19
Total Con Edison of New York	0.06	23	0.14	57
Orange and Rockland Utilities	—	3	0.04	10
Competitive energy businesses
Earnings excluding net mark-to-market effects	—	—	0.01	3
Net mark-to-market effects	0.03	7	0.11	28
Other, including parent company expenses	(0.02)	(5)	0.03	6
Discontinued operations	0.01	2	—	1
Total	$0.08	$30	$0.33	$105

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

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2007 and 2006 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2007	2006	Variance	2007	2006	Variance
Operating activities	$821	$803	$18	$655	$685	$(30)
Investing activities	(933)	(859)	(74)	(890)	(843)	(47)
Financing activities	204	38	166	248	136	112
Net change	$92	$(18)	$110	$13	$(22)	$35
Balance at beginning of period	94	81	13	47	61	(14)
Balance at end of period	$186	$63	$123	$60	$39	$21

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

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. For the Companies, principal non-cash credits also included prepaid pension costs and amortizations of certain net regulatory liabilities, including the tax effects, in accordance with their rate plans. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits” in Item 7 of the Form 10-K and Notes D and E to the Second Quarter Financial Statements.

Net cash flows from operating activities for the six months ended June 30, 2007 for Con Edison and Con Edison of New York were $18 million higher and $30 million lower, respectively, than in the 2006 period. Net cash flows reflect the $385 million payment of Con Edison of New York’s New York City property taxes in the first half of 2007 with no comparable payment made in the 2006 period. The company achieved a 1.5 percent reduction in its City property taxes for the fiscal year ending June 30, 2006 by prepaying the annual tax amount due on June 30, 2005, $734 million, instead of paying semi-annual installments on their due dates (July 1, 2005 and January 1, 2006). Net cash flows also reflect increased deferred tax benefits and increased net income.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing issue is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

The decrease in other receivables reflects primarily lower utility hedging program broker margin deposits based on higher commodity prices. For Con Edison, the decrease also reflects the expiration of certain wholesale load contracts and receivables associated with hedging activities at the competitive energy businesses.

The change in other deferred charges and noncurrent assets reflects a $160 million deposit paid by Con Edison to the Internal Revenue Service with respect to the timing of deductions of certain construction related costs, see Note H to the Second Quarter Financial Statements. Con Edison of New York’s portion of this deposit, also recorded as a noncurrent asset, was $147 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

See “Other Changes in Assets and Liabilities,” below.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $74 million and $47 million higher, respectively, for the six months ended June 30, 2007 than in the 2006 period. The increases for the Companies reflect primarily increased utility construction expenditures and lower net proceeds from the sale of certain properties ($30 million in 2007, as compared with $60 million in 2006). For Con Edison, the increase also reflects $39 million of net proceeds from the completion of the sale of Con Edison Communications that offset cash flows used in investing activities in 2006.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York increased $166 million and $112 million in the six months ended June 30, 2007 compared with the 2006 period, respectively.

Con Edison’s cash flows from financing activities for the six months ended June 30, 2007 as compared with the 2006 period reflects the issuance through a public offering of 11 million Con Edison common shares in the 2007 period, resulting in net proceeds of $558 million. Con Edison invested $418 million of the net proceeds in Con Edison of New York and $40 million in O&R, for funding of their construction expenditures and for other general corporate purposes. The remainder of the net proceeds are expected to be invested in the Utilities later this year. Con Edison’s cash flows from financing activities also reflect common shares issued through its dividend reinvestment and employee stock plans (2007: 2.4 million shares for $93 million, 2006: 0.9 million shares for $21 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $20 million in 2007 and 2006, respectively.

Cash flows from financing activities for Con Edison for the six months ended June 30, 2007 as compared with the 2006 period reflects an increase in commercial paper balances (included on the consolidated balance sheets as “Notes payable”) and for the Companies, reflects the repayment of short-term debt in 2006. See Note C to the Second Quarter Financial Statements. In May 2007, Con Edison issued commercial paper and used available cash balances to redeem in advance of maturity, $325 million 7.25% 40-year Public Income NotES.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Net cash flows from financing activities for the Companies during the six months ended June 30, 2006 also reflect the following Con Edison of New York transactions:

2006

•	Issued $400 million 5.85% 30-year debentures, the proceeds of which were used for general corporate purposes; and

•	Issued $400 million 6.20% 30-year debentures, the proceeds of which were used for general corporate purposes and to redeem in advance of maturity $100 million 7.75% 30-year debentures.

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

Other Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at June 30, 2007, compared with December 31, 2006, that have not impacted the Companies’ consolidated statements of cash flows.

(Millions of Dollars)	Con Edison 2007 vs. 2006 Variance	Con Edison of New York 2007 vs. 2006 Variance
Assets
Fair value of derivative assets	$(70)	$3
Deferred derivative losses	(73)	(57)

Liabilities
Uncertain income taxes	147	134
Fair value of derivative liabilities	(250)	(124)

For information on the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, see Note H to the Second Quarter Financial Statements.

In the context of higher forward energy market prices and the realization of gains and losses in the six months ended June 30, 2007, the Companies’ policies for managing their energy purchases resulted in a decrease in the fair value of derivative liabilities at June 30, 2007 as compared with year-end 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

For Con Edison and Con Edison of New York, the decrease in the fair value of derivative liabilities resulted in a decrease in the deferred derivative losses at June 30, 2007 as compared with year-end 2006. For the Utilities, mark-to-market activity had no effect on net income as the amounts were deferred as regulatory assets/liabilities (deferred derivative losses/gains). In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, net of gains and losses on derivative instruments used to hedge energy purchases. The mark-to-market accounting for Con Edison’s competitive energy businesses resulted in a net decrease in the fair value of derivative assets and liabilities. The decline in the fair value of derivative assets reflects increasing capacity prices and the timing of entering into new positions, which was offset in part by the maturity of certain contract positions and the impact of increasing energy prices. The competitive energy businesses record mark-to-market gains and losses on derivative instruments in earnings in the reporting period in which such changes occur for contracts that do not meet the requirements of cash flow hedge accounting or for which such accounting has not been elected. For the Companies, changes in fair value of derivative instruments may lead to collateral payments made to or received from counterparties or brokers that are reflected in other current assets and other current liabilities.

In addition, in March 2007, in accordance with the 2005 Electric Rate Plan, Con Edison of New York offset $265 million of regulatory liabilities against an equal amount of regulatory assets. See Note B to the Financial Statements, in the First Quarter Form 10-Q.

Capital Resources

At June 30, 2007, there was no material change in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K, other than as described below.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months ended June 30, 2007, the 12 months ended December 31, 2006 and the six months ended June 30, 2006 was:

	Earnings to Fixed Charges (Times)
	For the Six Months Ended June 30, 2007	For the Twelve Months Ended December 31, 2006	For the Six Months Ended June 30, 2006
Con Edison	3.1	2.9	2.7
Con Edison of New York	3.4	3.2	3.3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

For each of the Companies, the common equity ratio at June 30, 2007 and December 31, 2006 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2007	December 31, 2006
Con Edison	52.4	48.5
Con Edison of New York	52.7	50.0

Capital Requirements

At June 30, 2007, there was no material change in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K.

Contractual Obligations

At June 30, 2007, there was no material change in the Companies’ aggregate obligations to make payments pursuant to contracts compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K.

Electric Power Requirements

At June 30, 2007, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K.

Regulatory Matters

At June 30, 2007, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K and Part I, Item 2 of the First Quarter Form 10-Q, “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and Note B to the financial statements included in Part I, Item 1 of the First Quarter Form 10-Q, other than as described in Note B to the Second Quarter Financial Statements.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At June 30, 2007, there were no material changes in the Companies’ financial and commodity market risks compared to those disclosed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q, other than as described in Note K to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies – Accounting for Contingencies” and Notes B, F, G, and H to the Second Quarter Financial Statements.

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

The Companies’ results of operations for the three and six months ended June 30, 2007, as compared with the 2006 periods, reflect sales growth, colder winter and warmer spring weather in 2007, the Utilities’ rate agreements (which are designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), the impact of storms and the results of the competitive energy businesses including mark-to-market effects. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

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

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2007 and 2006 follows. All inter-segment transactions have been eliminated. For additional business segment financial information, see Note J to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2007 compared with 2006 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$474	18.6%	$271	13.8%	$53	33.8%	$150	34.6%
Purchased power	232	22.8	71	11.1	37	61.7	124	39.1
Fuel	36	24.8	23	23.0	N/A	N/A	13	28.9
Gas purchased for resale	61	32.3	47	27.8	9	47.4	5	Large
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	145	12.1	130	12.3	7	9.0	8	11.4
Other operations and maintenance	67	15.3	67	18.4	(1)	(2.2)	1	3.7
Depreciation and amortization	14	9.2	12	8.9	1	11.1	1	11.1
Taxes, other than income taxes	19	6.4	21	7.4	(1)	(8.3)	(1)	(20.0)
Income taxes	13	20.0	6	10.9	1	50.0	6	75.0
Operating income	32	12.9	24	11.0	7	77.8	1	4.8
Other income less deductions and related income tax	4	50.0	6	Large	(1)	Large	(1)	(20.0)
Net interest expense	8	6.2	7	6.7	3	50.0	(2)	(10.5)
Income from continuing operations	28	22.2	23	19.8	3	Large	2	28.6
Discontinued operations	2	Large	N/A	N/A	N/A	N/A	2	Large
Net income	$30	24.2%	$23	19.8%	$3	Large	$4	80.0%
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the three months ended June 30, 2007 compared with the 2006 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2007	June 30, 2006	Variation	Percent Variation	June 30, 2007	June 30, 2006	Variation	Percent Variation
Residential/Religious	2,672	2,622	50	1.9%	$607	$527	$80	15.2%
Commercial/Industrial	3,023	3,117	(94)	(3.0)	598	529	69	13.0
Retail access customers	5,015	4,318	697	16.1	286	240	46	19.2
NYPA, Municipal Agency and other sales	2,662	2,570	92	3.6	76	73	3	4.1
Other operating revenues	—	—	—	—	164	174	(10)	(5.7)
Total	13,372	12,627	745	5.9%	$1,731	$1,543	$188	12.2%

Con Edison of New York’s electric operating revenues were $188 million higher in the three months ended June 30, 2007 as compared with the 2006 period, due primarily to an increase in purchased power and recoverable fuel costs ($66 million and $15 million, respectively), the third year of the electric rate plan ($38 million, which includes $23 million more relating to the reconciliation of the differences between the actual amount of transmission and distribution (T&D) utility plant, net of depreciation (Net T&D) to the amounts reflected in electric rates), increased recoveries of demand side management programs ($23 million), sales growth ($9 million), the impact of the warmer spring weather ($18 million) and higher transmission revenues ($4 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Second Quarter Financial Statements.

Electric sales and delivery volumes in Con Edison of New York’s service area increased 5.9 percent in the three months ended June 30, 2007 compared with the 2006 period, primarily reflecting warmer spring weather and sales growth in the 2007 period compared with 2006. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 2.1 percent in the three months ended June 30, 2007 compared with the 2006 period.

Con Edison of New York’s electric fuel costs increased $15 million in the three months ended June 30, 2007 compared with the 2006 period, reflecting an increase in unit costs ($13 million) and higher

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

sendout volumes from the company’s generating facilities ($2 million). Electric purchased power costs increased $66 million in the 2007 period compared with the 2006 period reflecting an increase in unit costs ($98 million), offset in part by a decrease in purchased volumes ($32 million), primarily associated with additional customers obtaining their energy supply through competitive providers in the three months ended June 30, 2007.

Con Edison of New York’s electric operating income increased $10 million in the three months ended June 30, 2007 compared with the 2006 period. The increase reflects higher net revenues ($107 million, due principally to the provisions of the electric rate agreement), offset in part by higher operations and maintenance costs ($66 million, due primarily to the impact of storms and demand side management program expenses), taxes other than income taxes ($15 million, principally property taxes), income taxes ($8 million) and depreciation ($8 million).

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended June 30, 2007 compared with the 2006 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2007	June 30, 2006	Variation	Percent Variation	June 30, 2007	June 30, 2006	Variation	Percent Variation
Residential	8,558	7,451	1,107	14.9%	$176	$151	$25	16.6%
General	6,836	6,309	527	8.4	112	96	16	16.7
Firm transportation	8,383	4,823	3,560	73.8	35	21	14	66.7
Total firm sales and transportation	23,777	18,583	5,194	28.0	323	268	55	20.5
Interruptible sales	3,455	2,500	955	38.2	26	27	(1)	(3.7)
NYPA	11,581	9,879	1,702	17.2	1	1	—	—
Generation plants	20,645	15,519	5,126	33.0	12	12	—	—
Other	3,771	5,307	(1,536)	(28.9)	6	5	1	20.0
Other operating revenues	—	—	—	—	9	3	6	Large
Total	63,229	51,788	11,441	22.1%	$377	$316	$61	19.3%

Con Edison of New York’s gas operating revenues in the three months ended June 30, 2007 increased $61 million compared with the 2006 period, reflecting an increase in purchased gas costs ($47 million), the gas rate plan ($6 million) and sales growth ($2 million). Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s sales and transportation volumes for firm customers increased 28.0 percent in the three months ended June 30, 2007 compared with the 2006 period reflecting primarily the movement of certain customers from interruptible to firm service. After adjusting for variations, principally weather and billing days and net transfers to firm service in each period, firm gas sales and transportation volumes in the company’s service area increased 6.0 percent in the 2007 period. Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s purchased gas cost increased $47 million in the three months ended June 30, 2007 compared with the 2006 period due to higher unit costs ($31 million) and higher sendout ($16 million).

Con Edison of New York’s gas operating income increased $13 million in the three months ended June 30, 2007 compared with the 2006 period due to higher net revenues.

Steam

Con Edison of New York’s steam sales and deliveries in the three months ended June 30, 2007 compared with the 2006 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2007	June 30, 2006	Variation	Percent Variation	June 30, 2007	June 30, 2006	Variation	Percent Variation
General	84	64	20	31.3%	$4	$3	$1	33.3%
Apartment house	1,450	1,225	225	18.4	35	29	6	20.7
Annual power	3,391	2,841	550	19.4	79	66	13	19.7
Other operating revenues	—	—	—	—	10	8	2	25.0
Total	4,925	4,130	795	19.2%	$128	$106	$22	20.8%

Con Edison of New York’s steam operating revenues increased $22 million in the three months ended June 30, 2007 compared with the 2006 period, due primarily to the weather in 2007 ($8 million) and higher revenues under the steam rate plan ($8 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Steam sales and delivery volumes increased 19.2 percent in the three months ended June 30, 2007 compared with the 2006 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries increased 1.1 percent in the 2007 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s steam purchased power costs increased $5 million in the three months ended June 30, 2007 compared with the 2006 period due primarily to higher sendout volumes ($3 million) and higher unit costs ($2 million). Steam fuel costs increased $8 million due primarily to higher sendout volumes ($5 million) and higher unit costs ($3 million).

Steam operating income increased $1 million in the three months ended June 30, 2007 compared with the 2006 period reflecting higher net revenues ($10 million), offset in part by higher operations and maintenance costs ($6 million) and taxes, other than income taxes ($4 million).

Net Interest Expense

Net interest expense increased $7 million in the three months ended June 30, 2007 compared with the 2006 period, due principally to new debt issuances since June 30, 2006 and interest accrued for the potential repayment of tax benefits from the timing of tax deductions of certain construction related costs (see Note H to the Second Quarter Financial Statements).

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the three months ended June 30, 2007 compared with the 2006 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2007	June 30, 2006	Variation	Percent Variation	June 30, 2007	June 30, 2006	Variation	Percent Variation
Residential/Religious	443	402	41	10.2%	$71	$50	$21	42.0%
Commercial/Industrial	561	528	33	6.3	74	53	21	39.6
Retail access customers	402	424	(22)	(5.2)	17	18	(1)	(5.6)
Public authorities	26	27	(1)	(3.7)	3	3	—	—
Other operating revenues	—	—	—	—	—	(1)	1	Large
Total	1,432	1,381	51	3.7%	$165	$123	$42	34.1%

O&R’s electric operating revenues increased $42 million in the three months ended June 30, 2007 compared with the 2006 period due primarily to increased recoverable purchased power costs ($37 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Electric delivery volumes in O&R’s service area increased 3.7 percent in the three months ended June 30, 2007 compared with the 2006 period primarily as a result of the warmer spring weather. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area increased 1.8 percent in the 2007 period compared with the 2006 period.

Electric operating income increased by $6 million in the three months ended June 30, 2007 compared with the 2006 period, due primarily to higher net revenues ($4 million) and lower operations and maintenance costs ($3 million).

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in three months ended June 30, 2007 compared with the 2006 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2007	June 30, 2006	Variation	Percent Variation	June 30, 2007	June 30, 2006	Variation	Percent Variation
Residential	1,249	1,066	183	17.2%	$24	$16	$8	50.0%
General	304	275	29	10.5	5	4	1	25.0
Firm transportation	1,544	1,354	190	14.0	6	5	1	20.0
Total firm sales and transportation	3,097	2,695	402	14.9	35	25	10	40.0
Interruptible sales	1,408	1,384	24	1.7	6	7	(1)	(14.3)
Generation plants	864	891	(27)	(3.0)	1	—	1	Large
Other	155	137	18	13.1	—	—	—	—
Other gas revenues	—	—	—	—	3	2	1	50.0
Total	5,524	5,107	417	8.2%	$45	$34	$11	32.3%

O&R’s gas operating revenues increased $11 million in the three months ended June 30, 2007 compared with the 2006 period. The increase is due primarily to the increase in purchased gas costs.

Sales and transportation volumes for firm customers increased 14.9 percent in the three months ended June 30, 2007 compared with the 2006 period, reflecting primarily the impact of the weather. After adjusting for weather and other variations in each period, total firm sales and transportation volumes were 0.9 percent higher in the three months ended June 30, 2007 compared with the 2006 period. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas operating income increased by $1 million in the three months ended June 30, 2007 compared with the 2006 period, due primarily to higher net revenues ($3 million), offset in part by higher operations and maintenance costs ($2 million).

Competitive Energy Businesses

The competitive energy businesses’ earnings increased $6 million in the three months ended June 30, 2007 compared with the 2006 period, due primarily to mark-to-market gains. Excluding mark-to-market activity in both periods, earnings were unchanged in the three months ended June 30, 2007 compared with the 2006 period.

Operating revenues increased $132 million in the three months ended June 30, 2007 compared with the 2006 period, due primarily to higher electric retail and wholesale revenues. Electric retail revenues increased $57 million in the three months ended June 30, 2007 as compared with the 2006 period, of which $49 million was due to higher sales volumes and $8 million was due to an increase in unit prices. Electric wholesale revenues increased $45 million in the three months ended June 30, 2007 as compared with the 2006 period, primarily due to higher prices. Pre-tax mark-to-market revenue increased $12 million in the three months ended June 30, 2007 compared with the 2006 period and other revenues, primarily wholesale, increased $18 million.

Operating expenses excluding income taxes increased $124 million in the three months ended June 30, 2007 compared with the 2006 period, reflecting higher purchased power costs ($106 million), fuel costs ($14 million) and gas purchased for resale costs ($4 million).

Income taxes increased $7 million in the three months ended June 30, 2007 as compared with the 2006 period, reflecting primarily higher income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006

The Companies’ results of operations (which were discussed above under “Results of Operations - Summary”) in 2007 compared with 2006 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$575	9.8%	$300	6.5%	$78	20.1%	$197	22.5%
Purchased power	158	7.2	(48)	(3.4)	53	41.7	153	23.2
Fuel	50	12.5	42	14.3	N/A	N/A	8	7.5
Gas purchased for resale	19	2.6	22	3.5	6	6.5	(9)	(37.5)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	348	13.8	284	12.5	19	11.2	45	53.6
Other operations and maintenance	125	14.3	124	16.8	1	1.1	—	—
Depreciation and amortization	26	8.5	24	9.0	1	5.9	1	5.0
Taxes, other than income taxes	30	4.9	34	5.9	(3)	(12.5)	(1)	(8.3)
Income taxes	57	33.1	29	17.3	6	60.0	22	Large
Operating income	110	19.9	73	14.2	14	50.0	23	Large
Other income less deductions and related income tax	17	Large	9	75.0	(1)	Large	9	Large
Net interest expense	23	9.0	25	12.3	3	23.1	(5)	(12.8)
Income from continuing operations	104	34.0	57	17.9	10	62.5	37	Large
Discontinued operations	1	Large	N/A	N/A	N/A	N/A	1	Large
Net income	$105	34.4%	$57	17.9%	$10	62.5%	$38	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2007 compared with the 2006 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2007	June 30, 2006	Variation	Percent Variation	June 30, 2007	June 30, 2006	Variation	Percent Variation
Residential/Religious	5,549	5,594	(45)	(0.8)%	$1,188	$1,155	$33	2.9%
Commercial/Industrial	6,139	6,559	(420)	(6.4)	1,145	1,148	(3)	(0.3)
Retail access customers	10,047	8,573	1,474	17.2	565	425	140	32.9
NYPA, Municipal Agency and other sales	5,586	5,336	250	4.7	145	141	4	2.8
Other operating revenues	—	—	—	—	331	307	24	7.8
Total	27,321	26,062	1,259	4.8%	$3,374	$3,176	$198	6.2%

Con Edison of New York’s electric operating revenues were $198 million higher in the six months ended June 30, 2007 as compared with the 2006 period, due primarily to the third year of the electric rate plan ($81 million, which includes $46 million more relating to the reconciliation of Net T&D to the amounts reflected in electric rates), increased recoveries of demand side management programs ($69 million), an accrual for certain incentives ($13 million), sales growth ($17 million), the impact of the colder winter and warmer spring weather ($23 million), higher transmission revenues ($9 million), offset in part by a decrease in purchased power costs ($39 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Second Quarter Financial Statements.

Electric sales and delivery volumes in Con Edison of New York’s service area increased 4.8 percent in the six months ended June 30, 2007 compared with the 2006 period, primarily reflecting the colder winter and warmer spring weather and sales growth in the 2007 period compared with 2006. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 2.4 percent in the six months ended June 30, 2007 compared with the 2006 period.

Con Edison of New York’s electric fuel costs increased $6 million in the six months ended June 30, 2007 compared with the 2006 period, reflecting higher sendout volumes from the company’s generating facilities ($5 million) and an increase in unit costs ($1 million). Electric purchased power

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

costs decreased $39 million in the 2007 period compared with the 2006 period reflecting a decrease in purchased volumes ($67 million), primarily associated with additional customers obtaining their energy supply through competitive providers in the six months ended June 30, 2007, offset by an increase in unit costs ($28 million).

Con Edison of New York’s electric operating income increased $47 million in the six months ended June 30, 2007 compared with the 2006 period. The increase reflects higher net revenues ($231 million, due principally to provisions of the electric rate agreement), offset in part by higher operations and maintenance costs ($115 million, due primarily to the impact of storms, demand side management program expenses and increased transmission and distribution expenses), income taxes ($28 million), taxes other than income taxes ($25 million, principally property taxes) and depreciation ($16 million).

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the six months ended June 30, 2007 compared with the 2006 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2007	June 30, 2006	Variation	Percent Variation	June 30, 2007	June 30, 2006	Variation	Percent Variation
Residential	29,298	28,014	1,284	4.6%	$554	$526	$28	5.3%
General	20,030	19,914	116	0.6	322	310	12	3.9
Firm transportation	23,726	13,950	9,776	70.1	98	60	38	63.3
Total firm sales and transportation	73,054	61,878	11,176	18.1	974	896	78	8.7
Interruptible sales	6,845	7,402	(557)	(7.5)	62	97	(35)	(36.1)
NYPA	19,731	18,087	1,644	9.1	2	1	1	Large
Generation plants	32,504	23,405	9,099	38.9	24	22	2	9.1
Other	7,585	9,809	(2,224)	(22.7)	14	15	(1)	6.7
Other operating revenues	—	—	—	—	37	21	16	76.2
Total	139,719	120,581	19,138	15.9%	$1,113	$1,052	$61	5.8%

Con Edison of New York’s gas operating revenues in the six months ended June 30, 2007 increased $61 million compared with the 2006 period, reflecting an increase in purchased gas costs ($22 million), the gas rate plan ($22 million) and sales growth ($6 million). Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s sales and transportation volumes for firm customers increased 18.1 percent in the six months ended June 30, 2007 compared with the 2006 period, reflecting primarily the impact of the colder winter weather in 2007 compared with 2006 and the movement of certain customers from interruptible to firm service. After adjusting for variations, principally weather and billing days and net transfers to firm service in each period, firm gas sales and transportation volumes in the company’s service area increased 2.6 percent in the 2007 period. Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s purchased gas cost increased $22 million in the six months ended June 30, 2007 compared with the 2006 period due to higher sendout ($69 million) offset in part by lower unit costs ($47 million).

Con Edison of New York’s gas operating income increased $26 million in the six months ended June 30, 2007 compared with the 2006 period. The increase reflects primarily higher net revenues ($39 million), offset in part by higher operations and maintenance expense ($4 million), income taxes ($1 million), taxes other than income taxes ($5 million, principally property taxes), and depreciation ($2 million).

Steam

Con Edison of New York’s steam sales and deliveries in the six months ended June 30, 2007 compared with the 2006 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2007	June 30, 2006	Variation	Percent Variation	June 30, 2007	June 30, 2006	Variation	Percent Variation
General	433	385	48	12.5%	$16	$15	$1	6.7%
Apartment house	4,588	4,092	496	12.1	122	114	8	7.0
Annual power	9,590	8,409	1,181	14.0	268	247	21	8.5
Other operating revenues	—	—	—	—	16	5	11	Large
Total	14,611	12,886	1,725	13.4%	$422	$381	$41	10.8%

Con Edison of New York’s steam operating revenues increased $41 million in the six months ended June 30, 2007 compared with the 2006 period, due primarily to the impact of weather ($19 million) and higher revenues under the steam rate plan ($18 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Steam sales and delivery volumes increased 13.4 percent in the six months ended June 30, 2007 compared with the 2006 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries increased 0.7 percent in the 2007 period.

Con Edison of New York’s steam purchased power costs decreased $9 million in the six months ended June 30, 2007 compared with the 2006 period due primarily to lower unit costs ($11 million), offset in part by higher sendout volumes ($2 million). Steam fuel costs increased $36 million due primarily to higher sendout volumes ($21 million) and higher unit costs ($15 million).

Steam operating income was the same in the six months ended June 30, 2007 compared with the 2006 period.

Net Interest Expense

Net interest expense increased $25 million in the six months ended June 30, 2007 compared with the 2006 period, due principally to new debt issuances since June 30, 2006, higher interest rates on variable-rate debt and interest accrued for the potential repayment of tax benefits from the timing of tax deductions of certain construction related costs (see Note H to the Second Quarter Financial Statements).

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the six months ended June 30, 2007 compared with the 2006 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2007	June 30, 2006	Variation	Percent Variation	June 30, 2007	June 30, 2006	Variation	Percent Variation
Residential/Religious	882	817	65	8.0%	$132	$104	$28	26.9%
Commercial/Industrial	1,093	1,038	55	5.3	136	107	29	27.1
Retail access customers	779	830	(51)	(6.1)	32	34	(2)	(5.9)
Public authorities	55	54	1	1.9	7	6	1	16.7
Other operating revenues	—	—	—	—	2	(2)	4	Large
Total	2,809	2,739	70	2.6%	$309	$249	$60	24.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R’s electric operating revenues increased $60 million in the six months ended June 30, 2007 compared with the 2006 period, due primarily to increased recoverable purchased power costs ($53 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K.

Electric delivery volumes in O&R’s service area increased 2.6 percent in the six months ended June 30, 2007 compared with the 2006 period, primarily as a result of the colder winter and warmer spring weather. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area increased 1.3 percent in the 2007 period compared with the 2006 period.

Electric operating income increased by $7 million in the six months ended June 30, 2007 compared with the 2006 period, due primarily to higher net revenues ($7 million).

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in six months ended June 30, 2007 compared with the 2006 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2007	June 30, 2006	Variation	Percent Variation	June 30, 2007	June 30, 2006	Variation	Percent Variation
Residential	5,494	4,813	681	14.1%	$93	$84	$9	10.7%
General	1,301	1,183	118	10.0	21	20	1	5.0
Firm transportation	6,188	5,500	688	12.5	22	18	4	22.2
Total firm sales and transportation	12,983	11,496	1,487	12.9	136	122	14	11.5
Interruptible sales	3,163	3,178	(15)	(0.5)	12	15	(3)	(20.0)
Generation plants	1,162	954	208	21.8	1	1	—	—
Other	644	561	83	14.8	—	—	—	—
Other gas revenues	—	—	—	—	9	2	7	Large
Total	17,952	16,189	1,763	10.9%	$158	$140	$18	12.9%

O&R’s gas operating revenues increased $18 million in the six months ended June 30, 2007 compared with the 2006 period. The increase is due primarily to this year’s colder winter and warmer spring weather and the impact of the gas rate plan increase that went into effect November 1, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Sales and transportation volumes for firm customers increased 12.9 percent in the six months ended June 30, 2007 compared with the 2006 period, reflecting the impact of the weather in 2007. After adjusting for weather and other variations in each period, total firm sales and transportation volumes were 0.1 percent lower in the six months ended June 30, 2007 compared with the 2006 period. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Non-firm transportation of customer-owned gas to electric generating plants increased in the six months ended June 30, 2007 compared with the 2006 period because certain facilities resumed burning gas to generate electricity. The increase in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income increased by $7 million in the six months ended June 30, 2007 compared with the 2006 period, due primarily to higher net revenues ($12 million), offset in part by higher income taxes ($3 million) and higher operations and maintenance costs ($3 million).

Competitive Energy Businesses and Other

Competitive Energy Businesses

The competitive energy businesses’ earnings increased $30 million in the six months ended June 30, 2007 compared with the 2006 period due primarily to lower mark-to-market losses. Excluding mark-to-market activity in both periods, earnings increased $3 million in the six months ended June 30, 2007 compared with the 2006 period, due primarily to higher non-operating income.

Operating revenues increased $165 million in the six months ended June 30, 2007 compared with the 2006 period, due primarily to higher electric retail and wholesale revenues, and lower mark-to-market losses. Electric retail revenues increased $75 million in the six months ended June 30, 2007 as compared with the 2006 period, of which $59 million was due to higher sales volumes and $16 million was due to an increase in unit prices. Electric wholesale revenues increased $31 million in the six months ended June 30, 2007 as compared with the 2006 period, primarily due to higher wholesale sales volumes. Pre-tax mark-to-market losses decreased $46 million in the six months ended June 30, 2007 compared with the 2006 period, while other revenues increased $13 million.

Operating expenses excluding income taxes increased $118 million in the six months ended June 30, 2007 compared with the 2006 period, reflecting an increase in purchased power costs ($119 million) and higher fuel costs ($8 million), partially offset by a decrease in gas purchased for resale costs ($9 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Income taxes increased $22 million in the six months ended June 30, 2007 as compared with the 2006 period, reflecting primarily higher income.

Other

For Con Edison, “Other” in 2006 reflects a $9 million expense to effectively reclassify from retained earnings to additional paid-in capital the tax benefits from the exercise of stock options that had been recognized in income in prior years. For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

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

PART II OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

Power Outage Proceedings

For information about proceedings relating to power outages in 2006, see “Power Outage Proceedings” in Note B to the financial statements included in Part I, Item 1 of this report and Part II, Item 1 of the First Quarter Form 10-Q, which information is incorporated herein by reference. In July 2007, the PSC indicated that the PSC staff’s report on the Westchester outages and the PSC’s review do not identify a basis for concluding that a prudence review relating to those outages is warranted. In July 2007, the PSC ordered Con Edison of New York to show cause why it should not be liable for certain food spoilage claims in connection with the September 2006 outage in Westchester resulting from Tropical Storm Ernesto.

Mirant Litigation

Reference is made to “Mirant Litigation” in Item 3 of the Form 10-K. In June 2007, the United States Bankruptcy Court for the Northern District of Texas approved the settlement of the legal proceedings relating to the June 1999 sale of generating assets by Con Edison of New York and O&R to affiliates of Mirant Corporation (which had filed a petition for reorganization under the U.S. Bankruptcy Code). Pursuant to the settlement, the proceedings against Con Edison of New York and O&R were dismissed, with prejudice, and the Utilities paid certain amounts to Mirant affiliates which, in aggregate, were not material to the Companies.

ITEM 1A RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Companies’ Form 10-K.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Con Edison

(a)	At the Annual Meeting of Stockholders of Con Edison on May 21, 2007, the stockholders of Con Edison voted to elect members of the Board of Directors, to ratify and approve the appointment of Con Edison’s independent accountants and not to adopt a stockholder’s proposal. 216,431,780 shares of Common Stock of Con Edison, representing approximately 84 percent of the 259,025,137 shares of Common Stock outstanding and entitled to vote, were present at the meeting or by proxy.

(b)	The name of each nominee for election as a member of Con Edison’s Board of Directors and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

	Votes For	Votes Withheld
Kevin Burke	211,925,918	4,505,862
Vincent A. Calarco	212,335,667	4,096,113
George Campbell, Jr.	212,441,634	3,990,146
Gordon J. Davis	209,644,338	6,787,442
Michael J. Del Giudice	212,440,796	3,990,984
Ellen V. Futter	203,494,915	12,936,865
Sally Hernandez	212,372,461	4,059,319
Peter W. Likins	212,459,769	3,972,011
Eugene R. McGrath	212,282,705	4,149,075
L. Frederick Sutherland	212,666,809	3,764,971
Stephen R. Volk	206,353,343	10,078,437

(c)	The results of the vote on the appointment of PricewaterhouseCoopers LLP as independent accountants for Con Edison for 2007 were as follows: 212,034,960 shares were voted for this proposal; 1,892,060 shares were voted against the proposal; and 2,504,760 shares were abstentions.

(d)	The following stockholder-proposed resolution was voted upon at the Annual Meeting:

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

The results of the vote on this proposal were as follows: 19,595,833 shares were voted for this proposal; 118,930,201 shares were voted against the proposal; 4,604,204 shares were abstentions; and 73,301,542 shares were broker non-votes.

Con Edison of New York

At the Annual Meeting of Stockholders of Con Edison of New York on May 21, 2007, all 235,488,094 outstanding shares of common stock of Con Edison of New York, which are owned by Con Edison, were voted to elect Kevin Burke, Vincent A. Calarco, George Campbell, Jr., Gordon J. Davis, Michael J. Del Giudice, Ellen V. Futter, Sally Hernandez, Peter W. Likins, Eugene R. McGrath, L. Frederick Sutherland and Stephen R. Volk as members of Con Edison of New York’s Board of Trustees and to ratify and approve the appointment of PricewaterhouseCoopers, LLP as Con Edison of New York’s independent accountants for 2007.

ITEM 6 EXHIBITS

(a) EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2007 and 2006, and the 12-month period ended December 31, 2006.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 4.2	By-laws of Con Edison of New York, effective September 1, 2007. Incorporated by reference from Exhibit 3.2 to Con Edison of New York’s Current Report on Form 8-K, dated July 19, 2007 (File No. 1-1217).

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2007 and 2006, and the 12-month period ended December 31, 2006.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: August 2, 2007	By	/S/ ROBERT N. HOGLUND
Robert N. Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer