Form 10-K
period 2007-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2008-02-22
CIK 1047862, 23632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer ID. Number
1-14514	Consolidated Edison, Inc.	New York	13-3965100
4 Irving Place, New York, New York 10003
(212) 460-4600

1-1217	Consolidated Edison Company of New York, Inc.	New York	13-5009340
	4 Irving Place, New York, New York 10003		-
(212) 460-4600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Consolidated Edison, Inc.,
Common Shares ($.10 par value)	New York Stock Exchange
Consolidated Edison Company of New York, Inc.,
$5 Cumulative Preferred Stock, without par value	New York Stock Exchange
Cumulative Preferred Stock, 4.65% Series C ($100 par value)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class
Consolidated Edison Company of New York, Inc.
Cumulative Preferred Stock, 4.65% Series D ($100 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Con Edison, Inc. (Con Edison)	Yes	☐	No	☒
Con Edison Company of New York, Inc. (Con Edison of New York)	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
Con Edison of New York	Yes	☐	No	☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Con Edison
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Con Edison of New York
Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Con Edison	Yes	☐	No	☒
Con Edison of New York	Yes	☐	No	☒

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2007, was approximately $11.7 billion.

As of January 31, 2008, Con Edison had outstanding 272,139,105 Common Shares ($.10 par value).

All of the outstanding common equity of Con Edison of New York is held by Con Edison.

Documents Incorporated By Reference

Portions of Con Edison’s definitive proxy statement and Con Edison of New York’s definitive information statement, for their respective Annual Meetings of Stockholders to be held on May 19, 2008, to be filed with the Commission pursuant to Regulation 14A and Regulation 14C, respectively, not later than 120 days after December 31, 2007, are incorporated in Part III of this report.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are found in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
ALJs	Administrative Law Judges
DEC	New York State Department of Environmental Conservation
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
Fitch	Fitch Ratings
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts

Other
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Net T&D Revenues	Revenue requirement impact resulting from the reconciliation pursuant to Con Edison of New York’s electric rate agreement of the differences between the actual amount of transmission and distribution utility plant, net of depreciation, to the amount reflected in electric rates
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
VaR	Value-at-Risk
VIE	Variable interest entity

PART I

ITEM 1.	BUSINESS

Incorporation by Reference

Information in other Items of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into this Item 1 the information to which such reference is made.

Available Information

Con Edison and Con Edison of New York file annual, quarterly and current reports, proxy or information statements and other information with the Securities and Exchange Commission (SEC). The public may read and copy any materials that the companies file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers (including Con Edison and Con Edison of New York) that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

O&R and its utility subsidiaries provide electric service in southeastern New York and in adjacent areas of northern New Jersey and eastern Pennsylvania, an approximately 1,350 square mile service area. They also provide gas service in southeastern New York and adjacent areas of eastern Pennsylvania. O&R’s business is subject to regulation by the New York State Public Service Commission (PSC), the New Jersey Board of Public Utilities (NJBPU), the Pennsylvania Public Utility Commission (PPUC) and the Federal Energy Regulatory Commission (FERC). Changes in regulation or legislation applicable to O&R could have a material adverse effect on the company’s financial position, results of operations or liquidity. O&R’s principal business segments are its regulated electric and gas utility businesses. In 2007, electric and gas operating revenues were 71 percent and 29 percent, respectively, of its operating revenues. See “O&R Operating Statistics” below.

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly owned subsidiaries: Consolidated Edison Development, Inc. (Con Edison Development), Consolidated Edison Energy, Inc. (Con Edison Energy) and Consolidated Edison Solutions, Inc. (Con Edison Solutions).

Con Edison Development owns, leases or operates energy and infrastructure projects, principally in the United States. Substantially all of its electric generation facilities are located in New England and the PJM Interconnection (PJM) markets. See Item 2 for information about the company’s generating capacity. In December 2007, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, agreed to sell their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 megawatts. See Note U to the financial statements in Item 8. Con Edison Development sells capacity and energy in wholesale markets administered by independent system operators in New England, New York and PJM. The company also sells capacity and energy to other utilities through its affiliate Con Edison Energy by participating in auctions for basic generation service or other wholesale supply transactions. These markets have developed significantly as states have opened their wholesale markets to competition.

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

Con Edison Energy markets the electric production of Con Edison Development’s generation facilities and manages the fuel supply for those facilities. It also supplies electricity to wholesale customers, procures electricity for Con Edison Solutions, and offers plant optimization services to generation facilities in the northeastern United States.

Con Edison Solutions was reported by KEMA consulting in August 2007, as the ninth largest non-residential retail electricity provider in the United States. The company primarily sells electricity to industrial and large commercial customers and also to residential customers in the northeastern United States. At December 31, 2007, it served approximately 48,300 customers, not including approximately 176,000 served under two aggregation agreements in Massachusetts. Con Edison Solutions sold 12.2 million MWHs of electricity in 2007, a 15 percent increase over 2006 volumes.

Con Edison Solutions seeks to serve customers in utility service territories that encourage retail competition through transparent pricing, purchase of receivables or utility-sponsored customer acquisition programs. The company currently sells electricity in the service territories of 35 utilities in the states of New York, Massachusetts, Connecticut, New Hampshire, Maine, New Jersey, Delaware, Maryland, Illinois, Pennsylvania and Texas, as well as the District of Columbia.

Total peak load at the end of 2007 was 3,400 MWs. Most of the sales volumes were contracted by customers in New York, with essentially all of the remainder in New England and the Mid-Atlantic States. Con Edison Solutions entered the retail electricity supply market in Texas in 2006 and Illinois in 2007 but volumes remain small.

Con Edison Solutions offers the choice of green power to customers. In 2007 it sold approximately 130,000 MWHs of green power, ending the year with almost 13,000 customers. Green power is a term used by electricity suppliers to describe electricity produced from renewable energy sources, including wind, hydro and solar.

Con Edison Solutions also provides energy-efficiency services to government and commercial customers. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies. The company is compensated based primarily on the increased energy efficiency of installed equipment over a multi-year period. Con Edison Solutions has won competitive solicitations for energy savings contracts with the Department of Energy, the Department of Defense and a shared energy savings contract with the United States Postal Service.

The competitive energy businesses’ generating capacity owned or leased, sales and customers were as follows:

	2007		2006		2005		2004	2003
Generating capacity (MW)	1,739		1,668		1,668		1,668	1,668
Generation sold (MWH)	3,558,302		3,154,988		3,602,727		3,397,007	2,064,259
Wholesale electricity sales (MWH)	8,046,474		6,548,658		1,288,696		1,907,302	2,000,000
Retail electric volumes sold (MWH)	12,209,233		10,633,151		9,970,252		6,943,299	6,002,126
Number of retail customers accounts:
Industrial and large commercial	14,335	*	10,957	*	5,775	*	3,913	3,469
Mass market	33,979		31,725		24,989		24,242	26,738
*	Excludes aggregation agreement customers.

Regulation

The Utilities are subject to extensive federal and state regulation, including by state utility commissions and the FERC. Con Edison, itself, is not subject to such regulation except to the extent that the rules or orders of these agencies impose restrictions on relationships between Con Edison and the Utilities. The North American Electric Reliability Corporation has been granted authority by the FERC to set bulk system reliability standards and impose penalties upon utilities for violations of those standards. See “Regulation” in the discussion below of Con Edison of New York’s business in this Item 1.

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

Capital Requirements and Financing

For information about Con Edison’s capital requirements, financing and securities ratings, see “Liquidity and Capital Resources—Capital Resources” and “Capital Requirements” and “Financial and Commodity Market Risks” in Item 7.

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

Employees

Con Edison has no employees other than those of Con Edison of New York, O&R and Con Edison’s competitive energy businesses (which at December 31, 2007 had 13,877, 1,051 and 286, employees, respectively). The collective bargaining agreements covering most of the employees of Con Edison of New York and O&R expire in June 2008 and June 2009, respectively.

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

Operating Segments

Con Edison of New York’s principal business segments are its regulated electric, gas and steam businesses. In 2007, electric, gas and steam operating revenues were 75 percent, 18 percent and 7 percent, respectively, of its operating revenues. For a discussion of the company’s operating revenues and operating income for each segment, see “Results of Operations” in Item 7. For additional information about the segments, see Note N to the financial statements in Item 8.

Electric Operations

Electric Sales.    Electric operating revenues were $7.4 billion in 2007 or 75 percent of Con Edison of New York’s operating revenues. The percentages were 76 and 75 percent, respectively, in the two preceding years. In 2007, 43 percent of the electricity delivered by Con Edison of New York in its service area was sold by the company to its full-service customers, 37 percent was sold by other suppliers, including Con Edison Solutions, a competitive energy business of Con Edison, to Con Edison of New York’s customers under its electric retail access program and the balance was delivered to the state and municipal customers of the New York Power Authority (NYPA) and the economic development customers of municipal electric agencies. The company charges its cost for the electricity it sells to full-service customers, and it charges all customers in its service area for the delivery of electricity.

For additional information about electricity sales, see “Con Edison of New York Operating Statistics,” below, and “Results of Operations” in Item 7.

Electric Peak Demand.    The electric peak demand in Con Edison of New York’s service area occurs during the summer air conditioning season. The 2007 service area peak demand, which occurred on August 8, 2007, was 12,807 thousand kilowatts (MW). The 2007 peak demand included an estimated 6,004 MW for Con Edison of New York’s full-service customers, 4,817 MW for customers participating in its electric retail access program and 1,986 MW for NYPA’s customers and municipal electric agency customers. The New York Independent System Operator (NYISO) did not invoke demand reduction programs on August 8, 2007, as it had on peak demand days in 2006 and 2005. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the majority of demand reduction programs are invoked only in specific circumstances, design conditions do not include these programs’ potential impact. However, the Con Edison of New York forecasted peak demand at design conditions does include the impact of permanent demand reduction programs. The company estimates that, under design weather conditions, the 2008 service area peak demand will be 13,775 MW, including an estimated 6,430 MW for its full-service customers, 5,375 MW for its electric retail access customers and 1,970 MW for NYPA’s customers and municipal electric agency customers.

Electric Supply.    Most of the electricity sold by Con Edison of New York to its customers in 2007 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO.

The company plans to meet its continuing obligation to supply electricity to its customers with electric energy purchased under contracts with non-utility generators (NUGs) or others, purchased through the NYISO’s wholesale electricity or generated from its electric generating facilities.

For additional information about electric power purchases, see “Electric Power Requirements” in Item 7 and “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

For information about the company’s contracts with NUGs for approximately 3,576 MW of electric generating capacity, see Note I to the financial statements in Item 8.

For information about the company’s current 704 MW of electric generating capacity, see Item 2.

In 2002, the Governor of New York set a goal of having 25 percent of the electricity used in New York provided by renewable resources by 2013. In September 2004, the PSC issued an order, which provides that by 2013, 23.5 percent of the State’s energy needs would come from large renewable facilities such as wind, hydro, and biomass, 1 percent would come from green marketing efforts, and the remaining 0.5 percent is expected to come from on-site generation, limited to solar, fuel cells, and wind farms less than 300 kW in size. The PSC agreed with the Utilities that the responsibility for procuring the new renewable resources would rest with the New York State Energy Research and Development Authority (NYSERDA), and not the Utilities. NYSERDA is expected to enter into long-term agreements with developers that will pay renewable premiums to finance the construction of renewable projects. The renewable premiums plus NYSERDA’s administrative fee are financed through a volumetric wires charge imposed on the delivery customers of each of the state’s utilities. Pursuant to the PSC order, Con Edison and Con Edison of New York billed customers renewable portfolio standard surcharges of $23 million and $21 million in 2007, respectively, and $12 million and $11 million in 2006, respectively. These surcharges may increase as NYSERDA increases its renewables commitments.

New York Independent System Operator.    The NYISO is a not-for-profit organization that controls and operates most of the electric transmission facilities in New York State, including those of Con Edison of New York, as an integrated system and administers wholesale markets for electricity in New York State. Pursuant to a requirement that is set annually by the New York State Reliability Council (NYSRC), the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (either owned or contracted for) in an amount above the expected peak demand for their customers. NYSRC set the margin at 16.5 percent for the 2007/2008 capability year and, subject to approval by the appropriate regulatory agency at 15.0 percent for the 2008/2009 capability year, which begins May 1, 2008. In addition, the NYISO has determined that entities that serve customers in New York City must have enough New York City-located capacity to cover a substantial percentage of their New York City customer peak demands. Con Edison of New York met the requirements applicable to it in 2007 and expects to meet them in 2008. As transmission owners participating in the NYISO, the Utilities may be required to construct projects that result from the NYISO’s FERC-approved planning process.

Gas Operations

Gas Sales.    Gas operating revenues in 2007 were $1.8 billion or 18 percent of Con Edison of New York’s operating revenues. The percentages were 17 and 18 percent in the two preceding years. In 2007, 32 percent of the gas delivered by the company in its service area was sold by the company to its full-service (firm and interruptible) customers and 68 percent was sold by other suppliers. For additional information about gas sales, see “Con Edison of New York Operating Statistics,” below, and “Results of Operations” in Item 7.

Gas Requirements and Peak Demand.    Firm demand for gas in Con Edison of New York’s service area peaks during the winter heating season. The “design criteria” for the company’s gas system assume severe weather conditions, which have not occurred since the 1933-34 winter. Under these criteria, the company estimated that its requirements to deliver gas to firm customers during the November 2007/March 2008 winter heating season would amount to 97,000 mdths (including 55,000 mdths to its firm sales customers and 42,000 mdths to its firm transportation customers). Through January 14, 2008, the company’s peak throughput day in this heating season occurred on January 2, 2008, when it delivered 1,176 mdths of gas (including 564 mdths to its firm and interruptible sales customers, 77 mdths to NYPA, 375 mdths to its transportation customers and 160 mdths for use by the company in generating electricity and steam).

Under its design criteria, the company projects that for the November 2008/March 2009 winter heating season, its requirements for firm gas customers will amount to 98,000 mdths (including 55,700 mdths to firm sales customers and 42,300 mdths to firm transportation customers) and that the peak day requirements for these customers will amount to 1,332 mdths. The company expects to be able to meet these requirements.

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

Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The contracts are for various terms extending to 2012. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation and storage services. Charges under these contracts are approved by the FERC. The contracts are for various terms extending to 2023. The Utilities are required to pay certain charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $199 million in 2007, including $166 million for Con Edison of New York. See “Liquidity and Capital Resources—Contractual Obligations” in Item 7. In addition, the Utilities purchase gas on the spot market and have interruptible gas transportation contracts. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Steam Operations

Steam Sales.    Con Edison of New York sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 2007, steam operating revenues were $686 million or 7 percent of the company’s operating revenues. The percentages were 7 percent in the two preceding years.

For additional information about Con Edison of New York’s steam operations, see “Regulatory Matters” and “Results of Operations” in Item 7, the discussion of Con Edison of New York’s steam facilities in Item 2 and “Con Edison of New York Operating Statistics,” below.

Steam Peak Demand and Capacity.    Demand for steam in Con Edison of New York’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2007/2008 (through January 31, 2008) occurred on January 3, 2008 when the demand reached 8.4 million pounds (mmlbs) per hour. The company’s estimate for the winter of 2008/2009 peak demand of its steam customers is 10.6 mmlbs per hour under design criteria, which assume severe weather.

On December 31, 2007, the steam system had the capability of delivering approximately 13.1 mmlbs of steam per hour and Con Edison of New York estimates that the system will have the capability to deliver this capacity in the 2008/2009 winter.

Steam Supply.    Fifty-one percent of the steam sold by Con Edison of New York in 2007 was produced in the company’s steam-only generating stations; 34 percent was produced in the company’s steam/electric generating stations, where it is first used to generate electricity; and 15 percent was purchased from others. See Item 2 for a discussion of Con Edison of New York’s steam facilities.

Regulation

The PSC regulates, among other things, Con Edison of New York’s electric, gas and steam rates, the siting of its transmission lines and the issuance of its securities. Certain activities of the company are subject to the jurisdiction of the FERC. In addition, various matters relating to the construction and operation of the company’s facilities are subject to regulation by other governmental agencies. Changes in regulation or legislation applicable to the company could have a material adverse effect on the company. For additional information, including information about the company’s electric, gas and steam rates, see “Regulatory Matters” in Item 7.

The PSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in New York State. Pending proceedings include those relating to utilities exiting the business of selling electric energy and gas at retail (including an examination of utilities’ provider of last resort responsibility, the implementation of energy efficiency programs and consumer protections) and addressing any rate disincentives to the promotion of energy efficiency and distributed generation. The company typically is an active participant in such proceedings. The company does not expect that the pending generic proceedings will have a material adverse effect on its financial position, results of operation or liquidity.

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

Con Edison of New York’s capital expenditures for environmental protection facilities and related studies were $79 million in 2007 and are estimated to be $160 million in 2008.

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

Climate Change.    As indicated in 2007 by the Intergovernmental Panel on Climate Change, emissions of greenhouse gases, including carbon dioxide are very likely changing the world’s climate.

Based on the most recent data (2006) published by the federal Department of Energy, Con Edison estimates that its greenhouse gas emissions constitute approximately 0.1 percent of the nation’s greenhouse gas emissions. Con Edison’s emissions of greenhouse gases during the past five years (expressed in terms of millions of tons of carbon dioxide equivalent) were:

2007	2006	2005	2004	2003
7.0	6.9	8.3	8.1	7.9

The increase in greenhouse gas emissions in 2007, as compared to 2006, reflects primarily increased steam production by Con Edison of New York during colder than normal winter weather and increased electric generation at the Con Edison Development generating projects (which are being sold—see Note U to the financial statements in Item 8). Con Edison of New York significantly reduced its greenhouse gas emissions following 2005 when it replaced old generating facilities with its East River Repowering Project. The project, which consists of gas-fueled, combined-cycle combustion turbines, comprises almost 42 percent of the company’s 704 MW of electric generating capacity, based on 2007 summer ratings.

The Companies are working to further reduce greenhouse gas emissions. Con Edison of New York minimizes greenhouse gas emissions from its generating plants through the use of oil and gas fuels and cogeneration technologies that reduce emissions per unit of energy output. Also, it has participated for several years in voluntary initiatives with the Environmental Protection Agency to reduce its methane and sulfur hexafluoride emissions. The Utilities reduce methane emissions from the operation of their gas distribution systems through pipe maintenance and replacement programs, by operating system components at lower pressure, and by introducing new technologies. The Utilities reduce emissions of sulfur hexafluoride, which is used for arc suppression in substation circuit breakers and switches, by using improved technologies to locate and repair leaks, and by replacing older equipment. The Utilities also reduce greenhouse gas emissions through energy efficiency programs for customers.

Beginning in 2009, both Con Edison of New York and Con Edison Development will be subject to carbon dioxide emissions regulations being established under the Regional Greenhouse Gas Initiative. The initiative is a cooperative effort by Northeastern and Mid-Atlantic states which will first cap and then reduce carbon dioxide emissions resulting from the generation of electricity to a level ten percent below current emissions by 2019. Under this program, affected electric generators will be required to obtain emission allowances to cover their carbon dioxide emissions, which will be available primarily through auctions administered by participating states or a secondary market. New York’s proposed schedule is for auctions to begin in 2008 for portions of the 2009 and 2010 allowances.

Several bills have been introduced in Congress that would limit greenhouse gas emissions. Also, New York State has announced a goal to reduce forecast energy usage 15 percent from the levels predicted for 2015, and New York City is aiming to reduce its greenhouse gas emissions 30 percent by 2030.

The cost to comply with legislation, regulations or initiatives limiting the company’s greenhouse gas emissions could be substantial.

Operating Statistics

The following tables contain operating statistics for Con Edison of New York and O&R.

Con Edison of New York

Operating Statistics

	Year Ended December 31,
	2007	2006	2005	2004	2003
ELECTRIC ENERGY (MWH)
Generated	2,888,371	2,785,602	2,261,680	1,441,498	1,077,681
Purchased from others	24,719,391	25,282,216	29,055,402	30,221,137	31,717,254
Total Generated and Purchased	27,607,762	28,067,818	31,317,082	31,662,635	32,794,935
Less: Used by company	174,077	162,449	178,406	168,533	175,965
Distribution losses and other variances	1,294,268	1,028,512	1,794,724	1,623,682	1,893,403
Net Generated and Purchased	26,139,417	26,876,857	29,343,952	29,870,420	30,725,567
Electric Energy Sold
Residential	12,312,007	12,589,961	13,689,870	12,672,847	12,440,663
Commercial and industrial	12,918,203	13,409,474	15,402,396	16,966,448	18,033,468
Railroads and railways	13,430	13,217	16,847	19,308	18,193
Public authorities	71,008	88,061	234,839	209,699	135,758
Con Edison of New York full service customers	25,314,648	26,100,713	29,343,952	29,868,302	30,628,082
Off-System Sales	824,769	776,144	-	2,118	97,485
Total Electric Energy Sold	26,139,417	26,876,857	29,343,952	29,870,420	30,725,567
Electric Energy Delivered
Con Edison of New York full service Customers	25,314,648	26,100,713	29,343,952	29,868,302	30,628,082
Delivery service for retail access Customers	21,531,885	19,256,268	16,847,745	14,143,045	12,636,520
Delivery service to NYPA customers and others	10,691,701	10,227,204	10,457,619	10,067,633	9,839,818
Delivery service for municipal agencies	723,201	723,905	720,757	696,041	647,388
Total Deliveries in Franchise Area	58,261,435	56,308,090	57,370,073	54,775,021	53,751,808
Average Annual KWH Use per Residential Customer(a)	4,480	4,613	5,052	4,700	4,622
Average Revenue per KWH Sold (Cents)
Residential(a)	21.6	20.9	21.1	18.9	19.4
Commercial and Industrial(a)	19.2	18.3	18.6	16.0	16.3

(a)	Includes Municipal Agency sales.

Con Edison of New York

Operating Statistics – Continued

	Year Ended December 31,
	2007	2006	2005	2004	2003
GAS (DTH)
Purchased	141,839,604	133,395,510	147,855,203	137,605,722	145,325,065
Storage — net change	(1,273,518)	(8,294,717)	(5,041,321)	(1,331,154)	(5,516,703)
Used as boiler fuel at Electric and Steam Stations	(41,256,777)	(38,061,392)	(35,820,239)	(29,435,890)	(27,362,620)
Gas Purchased for Resale	99,309,309	87,039,401	106,993,643	106,838,678	112,445,742
Less: Gas used by the company	144,236	120,626	366,780	364,142	383,312
Off-System Sales, NYPA and other variances	11,843,241	724,748	6,449,725	6,062,145	4,007,592
Distribution losses	3,010,000	2,340,000	2,074,000	2,769,000	4,023,631
Total Gas Purchased for Con Edison of New York Customers	84,311,832	83,854,027	98,103,138	97,643,391	104,031,207
Gas Sold
Firm Sales
Residential	42,572,866	40,589,064	48,175,004	48,569,514	51,943,706
General	31,161,746	31,269,464	36,800,299	35,886,544	36,840,304
Total Firm Sales	73,734,612	71,858,528	84,975,303	84,456,058	88,784,010
Interruptible Sales	10,577,220	11,995,499	13,127,835	13,187,333	15,247,197
Total Gas Sold to Con Edison of New York Customers	84,311,832	83,854,027	98,103,138	97,643,391	104,031,207
Transportation of customer-owned gas
Firm transportation	39,016,610	23,687,707	19,087,650	16,795,124	16,485,309
NYPA	42,084,635	41,057,320	22,305,249	18,622,910	23,360,162
Other	95,260,356	83,687,918	66,667,025	63,306,409	61,575,954
Off-System Sales	2,324,700	691,321	127,696	266,907	459,088
Total Sales and Transportation	262,998,133	232,978,293	206,290,758	196,634,741	205,911,720
Average Revenue per DTH Sold
Residential	$19.78	$19.24	$16.94	$13.94	$13.02
General	$16.01	$15.07	$13.41	$10.75	$10.23
Steam Sold (Mlb)	25,803,909	23,250,064	26,876,883	26,128,644	26,248,361
Average Revenue per Mlb Sold	$25.33	$25.71	$22.77	$20.34	$19.47
Customers – Average for Year
Electric	3,236,036	3,203,541	3,176,355	3,152,023	3,137,301
Gas	1,060,744	1,058,816	1,054,981	1,053,698	1,053,946
Steam	1,771	1,780	1,796	1,811	1,825

O&R

Operating Statistics

	Year Ended December 31,
	2007	2006	2005	2004	2003
ELECTRIC ENERGY (MWH)
Total Purchased	4,440,300	4,099,968	4,348,953	4,113,111	4,388,804
Less: Used by company	14,417	13,539	15,068	14,174	15,511
Distribution losses and other(a)	202,100	76,455	38,585	217,043	215,626
Net Purchased	4,223,783	4,009,974	4,295,300	3,881,894	4,157,667

Electric Energy Sold
Residential	1,912,310	1,802,574	1,904,884	1,729,095	1,769,421
Commercial and industrial	2,191,307	2,093,880	2,276,161	2,045,800	2,276,973
Public authorities	120,166	113,520	114,255	106,999	111,273
Total Electric Energy Sold	4,223,783	4,009,974	4,295,300	3,881,894	4,157,667
Total deliveries to O&R customers	4,223,783	4,009,974	4,295,300	3,881,894	4,157,667
Delivery service for retail access customers	1,687,794	1,765,958	1,835,948	1,860,661	1,454,794
Total Deliveries In Franchise Area	5,911,577	5,775,932	6,131,248	5,742,555	5,612,461
Average Annual KWH Use Per Residential Customer	9,472	8,979	9,657	8,818	8,955
Average Revenue Per KWH Sold (Cents)
Residential	15.56	13.98	13.34	12.35	12.17
Commercial and Industrial	12.90	11.34	10.90	9.89	9.81

(a)	Includes unbilled sales adjustments of 89,331 MWH recorded in March 2005 for 2005, and 22,510 MWH recorded in March 2006 for 2006.

O&R

Operating Statistics – Continued

	Year Ended December 31,
	2007	2006	2005	2004	2003
GAS (DTH)
Purchased	16,412,737	12,582,361	15,329,809	16,105,586	17,658,579
Storage – net change	(1,950,963)	409,333	121,547	373,271	1,112,011
Gas Purchased For Resale	14,461,774	12,991,694	15,451,356	16,478,857	18,770,590
Less: Gas used by the company	38,268	37,630	48,410	58,823	52,377
Distribution losses and other variances	937,526	703,676	848,790	1,390,405	1,488,616
Total Gas Purchased For O&R Customers	13,485,980	12,250,388	14,554,156	15,029,629	17,229,597
Gas Sold
Firm Sales
Residential	8,768,828	7,758,439	9,306,592	9,486,765	10,810,384
General	2,065,633	1,891,565	2,269,207	2,487,197	3,314,154
Total Firm Sales	10,834,461	9,650,004	11,575,799	11,973,962	14,124,538
Interruptible Sales	2,651,519	2,600,384	2,978,357	3,055,667	3,105,059
Total Gas Sold To O&R Customers	13,485,980	12,250,388	14,554,156	15,029,629	17,229,597
Transportation of customer-owned gas
Firm transportation	10,248,184	9,058,260	9,840,507	9,930,731	8,497,814
Interruptible transportation	3,330,770	3,255,956	3,480,376	3,940,332	3,728,018
Sales for resale	1,043,864	938,503	1,072,111	1,067,953	1,133,649
Sales to electric generating stations	4,552,473	3,035,695	1,433,891	659,449	2,833,322
Off-System Sales	455,360	371,724	172,458	53,692	373,686
Total Sales and Transportation	33,116,631	28,910,526	30,553,499	30,681,786	33,796,086
Average Revenue Per DTH Sold
Residential	$17.31	$17.38	$14.07	$11.84	$10.41
General	$16.36	$16.44	$13.37	$11.27	$10.00
Customers – Average For Year
Electric	297,641	295,390	293,245	290,905	288,746
Gas	126,713	125,589	124,591	123,505	122,565

ITEM 1A.	RISK FACTORS

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

Con Edison of New York

Electric Facilities

Generating Facilities.    Con Edison of New York’s electric generating facilities consist of plants located in New York City with an aggregate capacity of 704 MW based on 2007 summer ratings. The company expects to have sufficient amounts of gas and fuel oil available in 2008 for use in these facilities. This includes the company’s East River Repowering Project, which commenced commercial operations in April 2005 and is currently supplying electric capacity of 295 MW based on a 2007 summer rating.

Transmission Facilities.    Under terms of the NYISO Tariff, Con Edison of New York’s transmission facilities are operated under the jurisdiction of the NYISO, except specific underground bulk power facilities which are located predominantly within New York City. See “Electric Operations—Electric Supply” in Item 1 (which information is incorporated herein by reference). At December 31, 2007, Con Edison of New York’s transmission system had 428 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 663 miles of underground circuits operating at 138 and 345 kV. There are 267 miles of radial subtransmission circuits operating at 69 kV and above. The company’s 38 transmission substations supplied by circuits operated at 69kV and above. The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

Con Edison of New York has transmission interconnections with Niagara Mohawk, Central Hudson Gas & Electric Corporation, O&R, New York State Electric and Gas Corporation, Connecticut Light and Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Distribution Facilities.    Con Edison of New York owns 58 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2007, the company’s distribution system had a transformer capacity of 27,674 MVA, with 36,448 miles of overhead distribution lines and 94,055 miles of underground distribution lines.

Gas Facilities

Natural gas is delivered by pipeline to Con Edison of New York at various points in its service territory and is distributed to customers by the company through an estimated 4,314 miles of mains and 382,286 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdths of which a maximum of about 250 mdths can be withdrawn per day. The company has about 1,230 mdths of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by Con Edison of New York.

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

O&R

Electric Transmission and Distribution Facilities

O&R and its utility subsidiaries, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 593 circuit miles of transmission lines, 14 transmission substations, 62 distribution substations, 99,489 in-service line transformers, 3,643 pole miles of overhead distribution lines and 1,569 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by the Pennsylvania-Jersey-Maryland Independent System Operator.

Gas Facilities

O&R and Pike own their gas distribution systems, which include 1,838 miles of mains. In addition, O&R owns and maintains a gas transmission system, which includes 77 miles of mains.

Competitive Energy Businesses

Con Edison Development, a subsidiary of Con Edison owns or leases interests in 1,739 MW of capacity in electric generating facilities, most of which use gas and/or oil as fuel. These interests, the capitalized costs of which at December 31, 2007 amounted to $778 million (net of accumulated depreciation), are described in the table below. In December 2007, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, agreed to sell their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 megawatts. See Note U to the financial statements in Item 8 (which information is incorporated herein by reference).

	Plant Type/ Fuel Used	Off-take Contract	Power Pool	Capacity (MWs)
Name/Location				Aggregate		Constructed
Baseload
Newington(a)(c) Newington, NH	Gas/Oil	Merchant	ISO-NE	525		2002
ADA Ada, MI	Gas	Consumers Power Co. (2026)	East Central Area Reliability Council	29		1984
Total baseload				554
Intermediate
GENOR Puerto Barrios, Guatemala	Oil	Merchant	Central America	42		2001
CEEMI(c) West Springfield, MA	Gas/Oil/Hydro	Merchant	ISO-NE	125		Various
Lakewood(c) Lakewood, NJ	Gas/Oil	JCPL (2014)	PJM	247		1994
Total intermediate				414
Peaking
CEEMI(c) West Springfield, MA	Gas/Oil	Merchant	ISO-NE	156		Various
Ocean Peaking(c) Lakewood, NJ	Gas	Merchant	PJM	351		2003
Rock Springs(c) Rising Sun, MD	Gas	Merchant	PJM	352		2003
Total peaking				859
Total capacity				1,827	(b)

(a)	Leased pursuant to a consolidated lease transaction. See Note P to the financial statements in Item 8.

(b)	Con Edison Development’s interest in these facilities amounts to 1,739 MW.

(c)	Assets held for sale at December 31, 2007. See Note U to the financial statements in Item 8.

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

Lease In/Lease Out Transactions

For information about Con Edison’s competitive energy businesses’ appeal of a disallowance by the Internal Revenue Service of certain tax losses recognized in connection with the company’s lease in/lease out transactions, as to which a trial was held in October 2007, see Note J to the financial statements in Item 8 (which information is incorporated herein by reference).

Con Edison of New York

Power Outage Proceedings

For information about proceedings relating to power outages in 2006, see “Power Outage Proceedings” in Note B to the financial statements in Item 8 (which is incorporated herein by reference).

Manhattan Steam Main Rupture

For information about proceedings relating to the July 2007 rupture of a steam main located in midtown Manhattan, see “Manhattan Steam Main Rupture” in Note H to the financial statements in Item 8 (which information is incorporated herein by reference.)

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Superfund

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation costs, remediation costs and environmental damages. The sites at which Con Edison of New York has been asserted to have liability under Superfund include its and its predecessor companies’ former manufactured gas sites, its Astoria Site, its Arthur Kill Site, its Flushing Service Center Site and other Superfund Sites discussed below. There may be additional sites as to which assertions will be made that the company has liability. For a further discussion of claims and possible claims against the company under Superfund, including with respect to its manufactured gas sites, estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Manufactured Gas Sites.    Con Edison of New York and its predecessors formerly manufactured gas and maintained storage holders for manufactured gas at sites in New York City and Westchester County (MGP Sites). Many of these sites are now owned by parties other than Con Edison of New York and have been redeveloped by them for other uses, including schools, residential and commercial developments and hospitals. The New York State Department of Environmental Conservation (DEC) is requiring the company to investigate, and if necessary, develop and implement remediation programs for the sites, which include 34 manufactured gas plant sites and 17 storage holder sites and any neighboring areas to which contamination may have migrated.

The information available to Con Edison of New York for many of the MGP Sites is incomplete as to the extent of contamination and scope of the remediation likely to be required. Through the end of 2007, investigations have been started for all or portions of 35 MGP Sites, and have been completed at 11 of the sites. Coal tar and/or other manufactured gas production/storage-related environmental contaminants have been detected at 27 MGP Sites, including locations within Manhattan and other parts of New York City and in Westchester County. Remediation has been completed at two sites and portions of eight other sites.

Astoria Site.    Con Edison of New York is permitted by the DEC to operate a hazardous waste storage facility on property the company owns in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas, and the maintenance and storage of electric equipment. As a condition of its DEC permit, the company is required to investigate the property and where environmental contamination is found and action is necessary, to conduct corrective action to remediate the contamination. The company has investigated various sections of the property and is performing additional investigations. The company has submitted to the DEC and the New York State Department of Health a report identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property will be at least $18 million.

Arthur Kill Site.    Following a September 1998 transformer fire at Con Edison of New York’s former Arthur Kill Generating Station, it was determined that oil containing high levels of PCBs was released to the environment during the incident. The company has completed DEC-approved cleanup programs for the station’s facilities and various soil and pavement areas of the site affected by the PCB release. Pursuant to a July 1999 DEC consent order, the company completed a DEC-approved assessment of the nature and extent of the contamination in, and recommended a remediation program for the waterfront area of the station. DEC has selected the remediation program for the waterfront area and the company will implement it pursuant to an additional consent order entered into during 2005. The company estimates that its undiscounted potential liability for the cleanup of PCB contamination at the site will be approximately $2.9 million.

Flushing Service Center Site.    The owner of a former Con Edison of New York service center facility in Flushing, New York, has informed the company that PCB contamination has been detected on a substantial portion of the property, which the owner has remediated, and is redeveloping for residential and commercial use pursuant to the New York Brownfield Cleanup Program administered by the DEC. The property owner has asserted a claim for $36 million for the costs of investigation and remediation of this site. The Company is negotiating with the property owner to resolve its liability. The DEC has also demanded that the company investigate PCB contamination in the adjacent Flushing River that may have emanated from this site. At this time, the company cannot estimate its liability for the investigation and cleanup of any PCB contamination that may have entered into the Flushing River from the site, but such liability may be substantial.

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

The following table lists each of Con Edison of New York’s other Superfund sites for which the company anticipates it may have a liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in the table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending, and the company’s current estimate of its approximate potential liability for investigation, remediation and monitoring and environmental damages at the site or the unpaid share of any payments it is required to make under a settlement agreement resolving its liability for the site.

Site	Location	Start	Court or Agency	Estimated Liability(a)	% of Total(a)
Maxey Flats Nuclear	Morehead, KY	1986	EPA	$111,000	0.8%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	152,000	100%
Metal Bank of America	Philadelphia, PA	1987	EPA	314,000	1.0%
Cortese Landfill	Narrowsburg, NY	1987	EPA	827,000	6.0%
Global Landfill	Old Bridge, NJ	1988	EPA	115,000	0.3%
PCB Treatment, Inc.	Kansas City, KS & MO	1994	EPA	2,000,000	6.1%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	113,000	0.7%

(a)	Superfund liability is joint and several. Estimated liability shown is the company’s estimate of its anticipated share of the total liability determined pursuant to consent decrees, settlement agreements or otherwise and in light of financial condition of other PRPs.

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

Manufactured Gas Sites.    O&R and its predecessors formerly owned and operated manufactured gas plants at seven sites (O&R MGP Sites) in Orange County and Rockland County, New York. Four of these sites are now owned by parties other than O&R, three of which have been redeveloped by them for residential, commercial or industrial uses. The DEC is requiring O&R to develop and implement remediation programs for the O&R MGP Sites including any neighboring areas to which contamination may have migrated.

O&R has completed remedial investigations at all seven O&R MGP Sites. O&R has completed the remediation at one of its sites; is currently implementing remediation at its Nyack site; and has received DEC’s decision regarding the remedial work to be done at another site. Since the latter site is Company-owned and has no off-site impacts, remediation of this site has been deferred, with DEC’s concurrence, until approximately 2010.

West Nyack Site.    In 1994 and 1997, O&R entered into consent orders with the DEC pursuant to which O&R agreed to conduct a remedial investigation and remediate certain property it owns in West Nyack, New York at which PCBs were discovered. Petroleum contamination related to a leaking underground storage tank was found as well. O&R has completed all remediation at the site that the DEC has required to date. O&R is conducting a supplemental groundwater investigation and an on-site vapor intrusion study that has been requested by the DEC.

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

The following table lists each of O&R’s other Superfund sites for which the company anticipates it may have liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in the table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending and the company’s current estimate of its potential liability for investigation, remediation and monitoring and environmental damages at the site.

Site	Location	Start	Court or Agency	Estimated Liability(a)	% of Total(a)
Borne Chemical	Elizabeth, NJ	1997	NJDEP	91,000	1.7%
Clarkstown Landfill	Clarkstown, NY	2003	NYAG	397,000		(b)

(a)

Superfund liability is joint and several. Estimated liability shown is the company’s estimate of its anticipated share of the total liability determined pursuant to consent decrees, settlement agreements or otherwise and in light of financial condition of other PRPs.

(b)	Not ascertainable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Executive Officers Of The Registrant

The following table sets forth certain information about the executive officers of Con Edison and Con Edison of New York as of February 15, 2008. As indicated, certain of the executive officers are executive officers of each of Con Edison and Con Edison of New York and others are executive officers of Con Edison or Con Edison of New York. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company. Mr. Burke has an employment agreement with Con Edison, which provides for him to serve in his present position through December 31, 2008. The employment agreement provides for automatic one-year extensions of its term, unless notice to the contrary is received six months prior to the end of the term.

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison and Con Edison of New York
Kevin Burke	57

3/06 to present – Chairman of the Board, President and Chief Executive Officer and Director of Con Edison and Chairman, Chief Executive Officer and Trustee of Con Edison of New York

9/05 to 2/06 – President, Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of Con Edison of New York

9/00 to 8/05 – President of Con Edison of New York

Louis L. Rana	59	9/05 to present – President of Con Edison of New York 2/03 to 8/05 – Senior Vice President – Electric Operations 10/01 to 1/03 – Vice President – Manhattan Electric Operations

Robert Hoglund	46

9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and Con Edison of New York

4/04 to 8/05 – Senior Vice President of Finance of Con Edison and Con Edison of New York

6/04 to present – Chief Financial Officer and Controller of O&R

4/97 to 3/04 – Managing Director, Citigroup Global Markets Inc. and predecessors

Frances A. Resheske	47	2/02 to present – Senior Vice President – Public Affairs of Con Edison of New York

JoAnn Ryan	50	7/06 to present – Senior Vice President – Business Shared Services of Con Edison of New York 3/01 to 6/06 – President and CEO, Con Edison Solutions

Luther Tai	59	7/06 to present – Senior Vice President – Enterprise Shared Services of Con Edison of New York 9/01 to 6/06 – Senior Vice President – Central Services of Con Edison of New York

Charles E. McTiernan, Jr.	63	1/03 to present – General Counsel of Con Edison and Con Edison of New York

Gurudatta Nadkarni	42

1/08 to present – Vice President of Strategic Planning

8/06 to 12/07 – Managing Director of Growth Initiatives, Duke Energy Corporation

1/05 to 7/06 – Director of Growth Initiatives, Strategy and Integration, Duke Energy Corporation

6/01 to 12/04 – Senior Project Manager of Strategic Business Development, Duke Energy Corporation

Joseph P. Oates	46

7/07 to present – Vice President – Energy Management of Con Edison of New York

4/04 to present – Vice President and Treasurer of Con Edison and Con Edison of New York

1/04 to 04/04 – Vice President of Con Edison of New York

11/02 to 01/04 – Vice President – Bronx and Westchester of Con Edison of New York

7/01 to 11/02 – Vice President – Energy Management of Con Edison of New York

Edward J. Rasmussen	59	12/00 to present – Vice President and Controller of Con Edison and Con Edison of New York 12/00 to 12/03 – Vice President, Controller and Chief Financial Officer of O&R

Executive Officers of Con Edison but not Con Edison of New York
John D. McMahon	56	1/03 to present – President and Chief Executive Officer of O&R

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison of New York but not Con Edison
(All offices and positions listed are with Con Edison of New York)

Marilyn Caselli	53	5/05 to present – Senior Vice President – Customer Operations 8/98 to 4/05 – Vice President – Customer Operations

Mary Jane McCartney	59	10/93 to present – Senior Vice President – Gas Operations

John F. Miksad	48	9/05 to present – Senior Vice President – Electric Operations 2/03 to 8/05 – Vice President – Manhattan Electric Operations 1/00 to 1/03 – Chief Engineer – Distribution Engineering

William G. Longhi	54	12/06 to present – Senior Vice President – Central Operations 09/01 to 11/06 – Vice President – System and Transmission Operations

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Con Edison

Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2008, there were 72,783 holders of record of Con Edison’s Common Shares.

The market price range for Con Edison’s Common Shares during 2007 and 2006, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2007 and 2006 were as follows:

	2007			2006
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$51.40	$47.19	$0.58	$47.52	$43.35	$0.575
2nd Quarter	$52.90	$44.68	$0.58	$44.99	$41.17	$0.575
3rd Quarter	$48.57	$43.10	$0.58	$47.45	$44.25	$0.575
4th Quarter	$50.51	$44.57	$0.58	$49.28	$46.04	$0.575

On January 24, 2008, Con Edison’s Board of Directors declared a quarterly dividend of 58.5 cents per Common Share. The first quarter 2008 dividend will be paid on March 15, 2008.

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

During 2007, the market price of Con Edison’s Common Shares increased by 1.6 percent (from $48.07 at year-end 2006 to $48.85 at year-end 2007). By comparison, the S&P 500 Index and the S&P Utilities Index increased 3.5 percent and 15.8 percent, respectively. The total return to Con Edison’s common shareholders during 2007, including both price appreciation and reinvestment of dividends, was 6.6 percent. By comparison, the total returns for the S&P 500 Index and the S&P Utilities Index were 5.5 percent and 19.4 percent, respectively. For the five-year period 2003 through 2007, Con Edison’s shareholders’ total average annual return was 8.1 percent, compared with total average annual returns for the S&P 500 Index and the S&P Utilities Index of 12.8 percent and 21.5 percent, respectively.

	Years Ending
Company / Index	2002	2003	2004	2005	2006	2007
Consolidated Edison, Inc.	100	106.13	113.84	126.76	138.22	147.39
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
S&P Utilities	100	126.26	156.91	183.34	221.82	264.80

Based	on $100 invested at December 31, 2002, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

Con Edison of New York

The outstanding shares of Con Edison of New York’s Common Stock ($2.50 par value), the only class of common equity of Con Edison of New York, are held by Con Edison and are not traded.

The dividends declared by Con Edison of New York in 2007 and 2006 are shown in its Consolidated Statement of Common Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by Con Edison of New York, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

ITEM 6.	SELECTED FINANCIAL DATA

Con Edison

	For the Year Ended December 31,
(Millions of Dollars, except per share amounts)	2007	2006	2005	2004	2003
Operating revenues	$13,120	$11,962	$11,343	$9,488 *	$9,612
Purchased power	5,428	4,976	4,700	3,925	3,884
Fuel	624	553	596	437	374
Gas purchased for resale	1,173	1,082	1,155	852	889
Operating income	1,395	1,221	1,126	896	1,040
Income from continuing operations	925	740	745	565	643
Income/(Loss) from discontinued operations**	4	(3)	(26)	(28)	(118)
Income before cumulative effect of changes in accounting principles	929	737	719	537	525
Cumulative effect of changes in accounting principles	-	-	-	-	3
Net income	929	737	719	537	528
Total assets	28,343	26,699	24,848	22,560	20,966
Long-term debt	7,611	8,298	7,398	6,561	6,733
Common shareholders’ equity	9,076	8,004	7,310	7,054	6,423
Basic earnings per share
Continuing operations	$3.48	$2.97	$3.05	$2.40	$2.91
Discontinued operations**	$0.01	$(0.01)	$(0.10)	$(0.12)	$(0.54)
Before cumulative effect of changes in accounting principles	$3.49	$2.96	$2.95	$2.28	$2.37
Cumulative effect of changes in accounting principles	-	-	-	-	$0.02
Net Income	$3.49	$2.96	$2.95	$2.28	$2.39

Diluted earnings per share
Continuing operations	$3.46	$2.96	$3.04	$2.39	$2.90
Discontinued operations**	$0.01	$(0.01)	$(0.10)	$(0.12)	$(0.54)
Before cumulative effect of changes in accounting principles	$3.47	$2.95	$2.94	$2.27	$2.36
Cumulative effect of changes in accounting principles	-	-	-	-	$0.02
Net income	$3.47	$2.95	$2.94	$2.27	$2.38
Cash dividends per common share	$2.32	$2.30	$2.28	$2.26	$2.24
Average common shares outstanding (millions)	266	249	244	236	221

*	Reflects a $124 million pre-tax charge in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.
**	See Notes T and U to the financial statements in Item 8.

Con Edison of New York

	For the Year Ended December 31,
(Millions of Dollars)	2007	2006	2005	2004		2003
Operating revenues	$9,885	$9,288	$9,227	$7,971	*	$8,166
Purchased power	3,014	3,052	3,322	3,029		3,124
Fuel	588	525	526	404		358
Gas purchased for resale	978	902	965	709		715
Operating income	1,277	1,110	1,041	825		942
Net income for common stock	844	686	694	518		591
Total assets	24,559	22,816	21,144	19,244		17,764
Long-term debt	7,172	6,925	6,055	5,235		5,435
Common shareholder’s equity	8,086	7,132	6,437	6,116		5,482

*	Reflects $124 million pre-tax charge in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK)

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

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below). Certain financial data of Con Edison’s businesses is presented below:

	Twelve months ended December 31, 2007				At December 31, 2007
(Millions of Dollars)	Operating Revenues		Net Income		Assets
Con Edison of New York	$9,885	75%	$844	91%	$24,559	87%
O&R	936	7%	46	5%	1,862	6%
Total Utilities	10,821	82%	890	96%	26,421	93%
Con Edison Development(a)	899	7%	29	3%	377	1%
Con Edison Energy(a)	34	-%	-	-%	183	1%
Con Edison Solutions(a)	1,383	11%	29	3%	204	1%
Other(b)	(17)	-%	(23)	(2)%	252	1%
Total continuing operations	13,120	100%	925	100%	27,437	97%
Discontinued operations/held for sale(c)	-	-%	4	- %	906	3%
Total Con Edison	$13,120	100%	$929	100%	$28,343	100%

(a)	Net income from continuing operations of the competitive energy businesses for the twelve months ended December 31, 2007 includes $(5) million of net after-tax mark-to-market gains/(losses) (Con Edison Development, $(16) million and Con Edison Solutions, $11 million).

(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

(c)	Represents the discontinued operations of Con Edison Development.

Con Edison’s net income for common stock in 2007 was $929 million or $3.49 a share. Net income for common stock in 2006 and 2005 was $737 million or $2.96 a share and $719 million or $2.95 a share, respectively. See “Results of Operations—Summary,” below.

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

28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities’ capital investment plans reflect in great part past actual electric peak demand adjusted to summer design weather conditions, as well as forecast growth in peak usage. The weather during the summer of 2007 was cooler than design conditions. The highest peak electric demand reached in 2007 was 12,807 MW for Con Edison of New York on August 8, 2007 and 1,474 MW for O&R on July 10, 2007. The Utilities estimate that, under design weather conditions, the 2008 peak electric demand in their respective service areas will be 13,775 MW for Con Edison of New York and 1,645 MW for O&R. The Con Edison of New York forecasted peak demand includes the impact of permanent demand reduction programs. The average annual growth rate of the peak electric demand over the next five years at design conditions is estimated to be approximately 1.2 percent for Con Edison of New York and 2.5 percent for O&R. The Companies anticipate an ongoing need for substantial capital investment in order to meet this growth in peak usage with the high level of reliability that they currently provide (see “Liquidity and Capital Resources—Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2008, September 30, 2010 and September 30, 2008, respectively. In May 2007, Con Edison of New York filed a request with the New York State Public Service Commission (PSC) for new electric rates to be effective April 1, 2008. In November 2007, Con Edison of New York filed a request for a new steam rate plan, to be effective October 1, 2008. O&R’s rate plans for its electric and gas service in New York and its subsidiary’s electric service in New Jersey extend through June 30, 2008, October 31, 2009 and March 31, 2010, respectively. In August 2007, O&R filed for new electric rates for its New York customers to be effective July 10, 2008. Pursuant to the Utilities’ rate plans, charges to customers generally may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The New York rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on common equity capital. Changes in delivery volumes are reflected in operating income (except to the extent that weather-normalization or revenue decoupling provisions apply to the gas businesses, and subject to provisions in the rate plans for sharing above-target earnings with customers). See “Regulatory Matters” below and “Recoverable Energy Costs” and “Rate Agreements” in Notes A and B, respectively, to the financial statements.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," pursuant to which the economic effects of rate regulation are reflected in financial statements. See “Application of Critical Accounting Policies,” below.

Competitive Energy Businesses

Con Edison’s competitive energy businesses participate in segments of the electricity industry that are less comprehensively regulated than the Utilities. These segments include the operation of electric generation facilities, trading of electricity and fuel, sales of electricity to wholesale and retail customers and sales of certain energy-related goods and services. At December 31, 2007, Con Edison’s equity investment in its competitive energy businesses was $615 million and their assets, including those held for sale (see below), amounted to $1.7 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to delivery-service customers of utilities primarily in the Northeast and Mid-Atlantic regions (including some of the Utilities’ customers) and also offers energy-related services. Con Edison Solutions does not sell electricity to the Utilities. The company sold approximately 12.2 million MWHs of electricity to customers in 2007.

Consolidated Edison Development, Inc. (Con Edison Development) owns, leases or operates generating plants and participates in other infrastructure projects. At December 31, 2007, the company owned or leased the equivalent of 1,739 MWs of capacity in electric generating facilities of which 203 MWs are sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets. In addition, the company sells electricity at wholesale to utilities. In December 2007, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, agreed to sell their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note U to the financial statements.

Consolidated Edison Energy, Inc. (Con Edison Energy) procures electric energy and capacity for Con Edison Solutions and fuel for Con Edison Development and others. It sells the electric capacity and energy produced by plants owned, leased or operated by Con Edison Development and others. The company also provides energy risk management services to Con Edison Solutions and Con Edison Development, offers these services to others and enters into wholesale supply transactions.

The competitive energy businesses are focusing on increasing their customer base and gross margins and completing the sale

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

of the generating projects discussed above. See “Liquidity and Capital Resources—Capital Requirements” and “Capital Resources,” below.

Discontinued Operations

In March 2006, Con Edison completed the sale of Con Edison Communications, LLC (Con Edison Communications) to RCN Corporation. In December 2007, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, agreed to sell their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Notes T and U to the financial statements.

Results of Operations—Summary

Con Edison’s earnings per share in 2007 were $3.49 ($3.47 on a diluted basis). In 2006, earnings per share were $2.96 ($2.95 on a diluted basis). Earnings per share in 2005 were $2.95 ($2.94 on a diluted basis).

Net income for the years ended December 31, 2007, 2006 and 2005 was as follows:

(Millions of Dollars)	2007	2006	2005
Con Edison of New York	$844	$686	$694
O&R	46	45	49
Competitive energy businesses(a)	58	40	13
Other(b)	(23)	(31)	(11)
Total continuing operations	925	740	745
Discontinued operations(c)	4	(3)	(26)
Con Edison	$929	$737	$719

(a)	Includes $(5) million, $(15) million and $(8) million of net after-tax mark-to-market losses in 2007, 2006 and 2005, respectively.

(b)	Other consists of inter-company and parent company accounting. See “Results of Operations,” below.

(c)	Represents the discontinued operations of certain of Con Edison Development’s generation projects and Con Edison Communications. See Notes T and U to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

The Companies' results of operations for 2007, as compared with 2006, reflect sales growth, the Utilities’ rate plans (which are designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), the impact of storms and weather in 2007. The following table presents the estimated effect on earnings per share and net income from continuing operations for 2007 as compared with 2006 and 2006 as compared with 2005, resulting from these and other major factors:

	2007 vs. 2006		2006 vs. 2005
	Earnings per Share	Net Income (Millions of Dollars)	Earnings per Share	Net Income (Millions of Dollars)
Con Edison of New York
Sales growth	$0.18	$46	$0.12	$28
Impact of weather	0.11	28	(0.32)	(79)
Electric rate agreement	0.44	109	0.74	181
Gas rate agreement	0.05	12	0.09	22
Net transfers to firm gas service	0.05	14	-	-
Steam rate agreement	0.08	19	0.07	18
Resolution of deferred tax amortization petition	0.06	17	-	-
Operations and maintenance expense	(0.15)	(37)	(0.41)	(98)
Depreciation and property taxes	(0.28)	(69)	(0.27)	(66)
Interest charges	(0.04)	(10)	(0.20)	(48)
Other (includes dilutive effect of new stock issuances)	(0.08)	29	0.08	34
Total Con Edison of New York	0.42	158	(0.10)	(8)
Orange and Rockland Utilities	(0.01)	1	(0.02)	(4)
Competitive energy businesses
Earnings excluding net mark-to-market effects	0.01	8	0.12	34
Net mark-to-market effects	0.04	10	(0.03)	(7)
Other, including parent company expenses	0.05	8	(0.05)	(20)
Discontinued operations	0.02	7	0.09	23
Total variations	$0.53	$192	$0.01	$18

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

The Utilities’ Revenues And Results Of Operations Reflect Regulatory Actions—The Utilities have rate plans approved by state utility regulators that cover the prices they can charge their customers. The prices are generally designed to cover the Utilities’ cost of service (including a return on equity) and generally may not be changed during the specified terms of the rate plans other than for the recovery of energy costs and limited other exceptions. The rate plans generally include earnings adjustments for meeting or failing to meet certain standards. Certain of the plans require action by regulators at their expiration dates, which may include approval of new plans with different provisions. Regulators may also take actions affecting the company outside of the framework of the approved rate plans. The regulators in the states in which the Utilities provide service generally permit the Utilities to recover from their customers the cost of service, other than any cost that is determined to have been imprudently incurred. Regulatory policies are subject to change. The Utilities’ regulatory filings can involve complex accounting and other calculations. See “Application of Critical Accounting Polices” and “Regulatory Matters,” below.

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

The Utilities Have A Substantial Ongoing Utility Construction Program—The Utilities estimate that their construction expenditures will exceed $8 billion over the next three years. The ongoing construction program includes large energy transmission, substation and distribution system projects. The failure to complete these projects in a timely manner could adversely affect the Utilities’ ability to meet their customers’ growing energy needs with the high level of reliability that they currently provide. The Utilities expect to use internally-generated funds, equity contributions from Con Edison and external borrowing to fund the construction expenditures.

The Companies Are Active Participants in Financial Markets—Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability and their cost to borrow funds. The Companies’ commercial paper and unsecured debt are rated by Moody’s Investors Services, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch). The interest rates on $636 million of Con Edison of New York tax-exempt debt and $99 million of O&R tax-exempt debt are also affected by the credit ratings of bond insurers. See “Liquidity and Capital Resources – Capital Resources,” below. Changes to financial market conditions could also adversely affect the return on investment of the plan assets for the Companies’ pension and other postretirement benefit plans. See “Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits” and “Financial and Commodity Market Risks,” below.

The Companies Operate Essential Energy Facilities And Other Systems—The Utilities provide electricity, gas and steam service using energy facilities that are located either in, or close to, public places. A failure of, or damage to, these facilities could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. See “Power Outage Proceedings” in Note B to the financial statements and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

“Manhattan Steam Main Rupture” in Note H to the financial statements. The Companies have information systems relating to their operations, billing, accounting and other matters, the failure of which could adversely affect the Companies’ operations and liquidity. In the event of failure or damage to these facilities or systems, the Utilities could incur substantial liability, higher costs and increased regulatory requirements. The Utilities have training, operating, security, maintenance and capital programs designed to provide for the safe and reliable operation of their energy facilities and information systems.

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

The Companies Are Exposed To Risks Relating To Environmental Matters—Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or produced in the course of the Utilities’ operations and are present on properties or in facilities and equipment currently or previously owned by them. See “Environmental Matters” in Item 1 and Note G to the financial statements. Electric and magnetic fields (EMF) are found wherever electricity is used. If a causal relationship between EMF and adverse health effects were established, there could be a material adverse effect on the Companies. Negative perceptions about EMF can make it more difficult to construct facilities needed for the Companies’ operations.

The Companies Are Subject To Extensive Government Regulation And Taxation—The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. The Companies’ federal income tax returns reflect certain tax positions with which the Internal Revenue Service does not or may not agree, including tax positions with respect to Con Edison’s lease in/lease out transactions and the deduction of certain construction-related costs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. See Notes J and L to the financial statements. The Companies may be subject to new laws or regulations or the revision or reinterpretation of existing laws or regulations which could have a material adverse effect on the Companies.

The Companies Face Risks That Are Beyond Their Control—The Companies’ results of operations can be affected by circumstances or events that are beyond their control. Weather directly influences the demand for electricity, gas and steam service, and can affect the price of energy commodities. Economic conditions can affect customers’ demand and ability to pay for service. The cost of repairing damage to the Companies’ facilities and the potential disruption of their operations due to heat, storms, natural disasters, wars, terrorist acts, pandemic illnesses and other catastrophic events could be substantial. See “Environmental Matters—Climate Change” in Item 1 and “Power Outage Proceedings” in Note B to the financial statements. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the New York or United States economy. A lower level of economic activity for these or other reasons could result in a decline in energy consumption, which could adversely affect the Companies’ revenues and earnings and limit the Companies’ future growth prospects.

Forward-Looking Statements

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as "expects," "estimates," "anticipates," "intends," "believes," "plans,” “will" and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those discussed under "Risk Factors," above.

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

In the event that regulatory assets of the Utilities were no longer probable of recovery (as required by SFAS No. 71), these regulatory assets would be charged to earnings. At December 31, 2007, the regulatory assets for Con Edison and Con Edison of New York were $4.8 billion and $4.4 billion, respectively.

Accounting for Pensions and Other Postretirement Benefits

The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison’s competitive energy businesses also provide such benefits to certain of their employees. The Companies account for these benefits in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” SFAS No. 87, “Employers' Accounting for Pensions” and SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions.” In addition, the Utilities apply SFAS No. 71 to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes E and F to the financial statements for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2007, 2006 and 2005.

The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and Con Edison of New York’s current estimates for 2008 are decreases, compared with 2007, in their pension and other postretirement benefits cost of $2 million and $3 million, respectively. The discount rate used to determine 2008 pension and other postretirement benefit accounting cost is 6.0 percent and the expected return on plan assets (tax-exempt assets for postretirement benefit accounting costs) is 8.5 percent.

Amortization of market gains and losses experienced in previous years is expected to decrease Con Edison’s and Con Edison of New York’s pension and other postretirement benefit costs by an additional $7 million in 2009. A 5.0 percentage point variation in the actual annual return in 2008, as compared with the expected annual asset return of 8.5 percent, would change pension and other postretirement benefit costs for both Con Edison and Con Edison of New York by approximately $17 million and $16 million, respectively, in 2009.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa and Aaa, by Moody’s) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.

The following table illustrates the effect on 2008 pension and other postretirement costs of changing the critical actuarial

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

assumptions discussed above, while holding all other actuarial assumptions constant:

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
	(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25%)	$29	$4	$33
Con Edison of New York	(0.25%)	$27	$3	$30
Expected return on plan assets
Con Edison	(0.25%)	$20	$2	$22
Con Edison of New York	(0.25%)	$19	$2	$21
Health care trend rate
Con Edison	1.00%	-	$3	$3
Con Edison of New York	1.00%	-	$(1)	$(1)

Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25%)	$278	$44	$322
Con Edison of New York	(0.25%)	$261	$38	$299
Health care trend rate
Con Edison	1.00%	-	$18	$18
Con Edison of New York	1.00%	-	$(3)	$(3)

Pension benefits are provided through a pension plan maintained by Con Edison to which Con Edison of New York, O&R and the competitive energy businesses make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.

The Companies were not required to make cash contributions to the pension plan in 2007 under funding regulations and tax laws. However, Con Edison of New York, O&R and Con Edison’s competitive energy businesses made discretionary contributions to the plan in 2007 of $112 million, $36 million and $1 million, respectively, and expect to make discretionary contributions in 2008 of $98 million, $32 million and $1 million, respectively.

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

Con Edison’s competitive energy businesses test their assets for impairment whenever events indicate that their carrying amount might not be recoverable. A critical element of this test is the forecast of future undiscounted cash flows to be generated from the long-lived assets. Forecast of these cash flows requires complex judgments about future operations, which are particularly difficult to make with respect to evolving industries such as the competitive energy businesses. Under SFAS No. 144, if alternative courses of action are under consideration or if a range is estimated for the amount of possible future cash flows, the probability of all possible outcomes must be weighted. With respect to the forecasted cash flows associated with Con Edison Development’s generation facilities, a 10 percent

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

decrease in the estimated undiscounted cash flows for these facilities would not result in an impairment charge. As a result of the 2005 tests, Con Edison recognized impairment charges of $9 million ($5 million after tax) with respect to Con Edison Communications. The 2006 tests did not result in an impairment charge. In December 2007, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, agreed to sell their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW (see Note U to the financial statements). Based on the anticipated sales price of these assets, there was no impairment charge for 2007. See “Impairments” in Note A to the financial statements.

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

Goodwill was $408 million at December 31, 2007. The most recent test, which was performed during 2007, did not require any second-step assessment and did not result in any impairment. The company’s most significant assumptions surrounding the goodwill impairment test relate to the estimates of reporting unit fair values. The company estimated fair values based primarily on discounted cash flows. A decrease in the forecasted cash flows of 10 percent would not have resulted in the carrying value of any reporting units exceeding their estimated fair values.

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

The principal factors affecting Con Edison’s liquidity are its investments in the Utilities, the dividends it pays to its shareholders and the dividends it receives from the Utilities and cash flows from financing activities, including, in 2007 and 2006, issuance of 14.6 million and 12.2 million shares of common stock for $685 and $510 million, respectively, of which $518 million and $447 million were invested in Con Edison of New York. In 2005, 2.8 million shares of common stock were issued for $78 million.

The principal factors affecting Con Edison of New York’s liquidity are its cash flows from operating activities, cash used in investing activities (including construction expenditures), the dividends it pays to Con Edison and cash flows from financing activities discussed below.

The Companies generally maintain minimal cash balances and use short-term borrowing to meet their working capital needs and other cash requirements. The Companies repay their short-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

term borrowings using funds from long-term financings and operating activities. The Utilities' cost of capital, including working capital, is reflected in the rates they charge to their customers.

Each of the Companies believes that it will be able to meet its reasonably likely short-term and long-term cash requirements. See “Risk Factors,” and “Application of Critical Accounting Policies—Accounting for Contingencies,” above, and “Regulatory Matters,” below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

Con Edison

(Millions of Dollars)	2007	2006	Variance 2007 vs. 2006	2005	Variance 2006 vs. 2005
Operating activities	$1,555	$1,354	$201	$790	$564
Investing activities	(2,086)	(1,918)	(168)	(1,274)	(644)
Financing activities	647	577	70	539	38
Net change	116	13	103	55	(42)
Balance at beginning of period	94	81	13	26	55
Balance at end of period	$210	$94	$116	$81	$13

Con Edison of New York

(Millions of Dollars)	2007	2006	Variance 2007 vs. 2006	2005	Variance 2006 vs. 2005
Operating activities	$1,251	$1,163	$88	$818	$345
Investing activities	(2,021)	(1,839)	(182)	(1,167)	(672)
Financing activities	844	662	182	400	262
Net change	74	(14)	88	51	(65)
Balance at beginning of period	47	61	(14)	10	51
Balance at end of period	$121	$47	$74	$61	$(14)

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate agreements. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. See “Recoverable Energy Costs” in Note A to the financial statements.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. Principal non-cash credits include the revenue requirement impact resulting from the reconciliation pursuant to Con Edison of New York’s electric rate agreement of the differences between the actual amount of transmission and distribution utility plant, net of depreciation to the amounts reflected in electric rates (Net T&D Revenues), prepaid pension costs and amortizations of certain net regulatory liabilities.

See “Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits,” and Notes E and F to the financial statements.

Net cash flows from operating activities in 2007 for Con Edison and Con Edison of New York were $201 million and $88 million higher, respectively, than in the 2006 period primarily reflecting increased net income, depreciation expense, deferred income taxes and recovery of certain other receivables, described below, offset in part by higher non-cash credits for Net T&D Revenues, rate case amortizations and accruals and higher customer accounts receivable.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing issue is reflected within changes to accounts receivable—customers, recoverable energy costs and accounts payable balances. The change in other deferred charges and noncurrent assets reflects a $160 million deposit paid by Con Edison to the Internal Revenue Service with respect to the timing of deductions of certain construction related costs. See Note L to the financial statements. Con Edison of New York’s portion of this deposit, also recorded as a noncurrent asset, was $147 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

The increase in other regulatory assets principally reflects increases in deferred pension costs in accordance with SFAS No. 158 and increases in future federal income taxes associated with increased removal costs. See Notes A, B and E to the financial statements.

The decrease in other receivables reflects primarily the recovery of a property tax credit associated with Con Edison of New York’s East River Plant and lower hedging program broker margin deposits (reflecting higher commodity prices). For Con Edison, the decrease also reflects the expiration of certain wholesale load contracts, and receivables associated with other hedging activities at the competitive energy businesses.

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

Cash Flows Used in Investing Activities

Net cash flows used in investing activities in 2007 for Con Edison and Con Edison of New York were $168 million and $182 million higher, respectively, than in 2006. The increases for the Companies reflect primarily increased utility construction expenditures and lower net proceeds from the sale of certain properties ($30 million in 2007, as compared with $60 million in 2006). For Con Edison, the increase also reflects $39 million of net proceeds from the completion of the sale of Con Edison Communications that offset cash flows used in investing activities in 2006.

Net cash flows used in investing activities in 2006 for Con Edison and Con Edison of New York were $644 million and $672 million higher, respectively, than in 2005. The increases for the Companies reflect primarily increased utility construction expenditures and decreased net sale proceeds from the sale of certain properties ($60 million in 2006 as compared with $534 million in 2005). The $534 million represents proceeds from the completion of the sale of Con Edison of New York properties located on First Avenue in Manhattan, collectively referred to as the “First Avenue Properties”, see “Regulatory Assets and Liabilities” in Note B to the financial statements. For Con Edison, the increase was partially offset, relative to Con Edison of New York, by $39 million of net proceeds from the completion of the sale of Con Edison Communications in March 2006.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York increased $70 million and $182 million in 2007 compared with 2006, and increased $38 million and $262 million, respectively, in 2006 compared with 2005.

Con Edison’s cash flows from financing activities for the years ended December 31, 2007 and 2006, reflect the issuance through public offerings of 11 million and 9.7 million Con Edison common shares resulting in net proceeds of $558 million and $447 million, respectively. The 2007 proceeds were invested by Con Edison in Con Edison of New York ($518 million) and O&R ($40 million). The $447 million from the 2006 proceeds were invested in Con Edison of New York.

Cash flows from financing activities for 2007, 2006 and 2005 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2007: 3.6 million shares for $121 million, 2006: 2.5 million shares for $63 million, 2005: 2.8 million shares for $78 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $38 million in 2007 and 2005 and $40 million in 2006.

Net cash flows from financing activities during the years ending December 31, 2007, 2006 and 2005 also reflect the following Con Edison of New York transactions:

2007

–	Issued $525 million 6.30% 30-year debentures, the proceeds of which were used for general corporate purposes; and
–	Redeemed at maturity $330 million 6.45% 10-year debentures.

2006

–	Issued $400 million 5.85% 30-year debentures, $250 million 5.30% 10-year debentures and $250 million 5.70% 30-year debentures, the proceeds of which were used for general corporate purposes;
–	Issued $400 million 6.20% 30-year debentures, the proceeds of which were used for general corporate purposes and to redeem in advance of maturity $100 million 7.75% debentures due 2026; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

–	Issued $400 million 5.50% 10-year debentures, the proceeds of which were used to redeem in advance of maturity $400 million 7.50% debentures due 2041.

2005

–	Issued $350 million 5.30% 30-year debentures, $125 million 5.25% 30-year debentures and $350 million 5.375% 10-year debentures, the proceeds of which were used for general corporate purposes;
–	Issued note for $126 million of variable-rate, tax-exempt Facilities Revenue Bonds due 2039, the proceeds of which were classified as restricted cash at June 30, 2005 and used together with other funds to redeem in advance of maturity $128 million 6.10% fixed-rate tax-exempt Facilities Revenue Bonds due 2020; and
–	Redeemed at maturity $100 million 6.625% 10-year debentures and $350 million 6.625% 5-year debentures.

In 2007, Con Edison issued commercial paper and used available cash balances to redeem in advance of maturity $325 million 7.25% 40-year Public Income NotES.

Con Edison’s net cash flows from financing activities also include O&R’s financings. In 2007, O&R’s New Jersey subsidiary redeemed at maturity $20 million 7.125% First Mortgage Bonds. In 2006, O&R issued $75 million of 5.45% 10-year debentures. In 2005, O&R issued $40 million of 5.30% 10-year debentures.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at December 31, 2007, 2006 and 2005 and the average daily balances for 2007, 2006 and 2005 for Con Edison and Con Edison of New York were as follows:

(Millions of Dollars, except Weighted Average Yield)	2007		2006		2005
	Out- standing at Dec. 31	Daily average	Out- standing at Dec. 31	Daily average	Out- standing at Dec. 31	Daily average
Con Edison	$840	$160	$117	$448	$755	$210
Con Edison of New York	$555	$151	$-	$305	$520	$118
Weighted average yield	5.5%	5.3%	5.4%	5.0%	4.3%	3.3%

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

Other Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at December 31, 2007, compared with December 31, 2006, that have not impacted the Companies’ consolidated statements of cash flows.

(Millions of Dollars)	Con Edison 2007 vs. 2006 Variance	Con Edison of New York 2007 vs. 2006 Variance
Assets
Fair value of derivative assets	$(86)	$10
Deferred derivative losses	(205)	(180)

Liabilities
Uncertain income taxes	155	142
Fair value of derivative liabilities	(322)	(148)

For information on the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” see Note L to the financial statements.

In the context of higher forward energy market prices and the realization of gains and losses in 2007, the Companies’ policies for managing their energy purchases resulted in a decrease in the fair value of derivative liabilities at December 31, 2007 as compared with year-end 2006. For Con Edison and Con Edison of New York, the decrease in the fair value of derivative liabilities resulted in a decrease in deferred derivative losses at December 31, 2007 as compared with year-end 2006. For the Utilities, mark-to-market activity had no effect on net income as the amounts were deferred as regulatory assets/liabilities (deferred derivative losses/gains). In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, net of gains and losses on derivative instruments used to hedge energy purchases. The mark-to-market accounting for Con Edison’s competitive energy businesses resulted in a net decrease in the fair value of derivative assets and liabilities. The decline in the fair value of derivative assets reflects increasing capacity prices and the timing of entering into new derivative instruments, which was offset in part by the maturity of certain derivative instruments and the impact of increasing energy prices. The competitive energy businesses record mark-to-market gains and losses on derivative instruments in earnings in the reporting period in which such changes occur. See Note O to the financial statements. For the Companies, changes in fair value of derivative instruments may lead to collateral payments made to or received from counterparties or brokers that are reflected in other accounts receivable and other current liabilities.

Capital Resources

Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison expects to finance its capital

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

requirements primarily through the sale of securities including the issuance in 2008 of between $225 million and $425 million of Con Edison common shares in addition to issuances under its dividend reinvestment and employee stock plans and from dividends it receives from its subsidiaries. Con Edison’s ability to make payments on its external borrowings and dividends on its common shares is also dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries.

Con Edison expects to use the net proceeds from Con Edison Development’s and its subsidiary’s pending sale of their ownership interests in power generating projects to repay debt and invest the remaining proceeds in its subsidiaries. See Note U to the financial statements.

For information about restrictions on the payment of dividends by the Utilities and significant debt covenants, see Note C to the financial statements.

For information on the Companies’ commercial paper program and revolving credit agreements with banks, see Note D to the financial statements.

The Utilities expect to finance their operations, capital requirements and payment of dividends to Con Edison from internally-generated funds, contributions of equity capital from Con Edison and external borrowings.

The Companies are continuing to monitor developments in the capital markets, and currently believe that the Companies' will be able to access capital on reasonable terms.

In May 2005, the PSC authorized Con Edison of New York to issue up to $4.4 billion of debt securities prior to December 31, 2009, of which the company had issued $2.2 billion at December 31, 2007. In January 2006, the PSC authorized O&R to issue up to $325 million of debt securities prior to December 31, 2009, of which the company had issued $75 million as of December 31, 2007. In addition, the PSC has authorized the Utilities’ to refund outstanding debt securities and preferred stock should the Utilities determine that it is economic to do so.

Con Edison’s competitive energy businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. See Note P to the financial statements.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 was:

Earnings to Fixed Charges (Times)	2007	2006	2005	2004	2003
Con Edison	3.4	3.0	3.3	2.8	3.2
Con Edison of New York	3.6	3.2	3.6	3.1	3.4

For each of the Companies, the common equity ratio at December 31, 2007, 2006 and 2005 was:

Common Equity Ratio (Percent of total capitalization)	2007	2006	2005
Con Edison	53.7	48.5	49.0
Con Edison of New York	52.3	50.0	50.7

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

Con Edison of New York has $636 million of tax-exempt debt for which the interest rates are determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by XL Capital Assurance Inc. Credit rating agencies have recently downgraded the ratings of these insurers from AAA to lower levels. The company believes that the interest rates on its insured tax-exempt debt have been adversely impacted by the downgrade. The weighted average annual interest rate on this tax-exempt debt was 3.75 percent on February 20, 2008. The weighted average interest rate was 3.77 percent, 3.45 percent and 2.44 percent for the years 2007, 2006 and 2005, respectively.

O&R has $99 million of tax-exempt debt that currently bears interest at rates determined weekly and is subject to tender by bondholders for purchase by the company. Of this amount, $55 million is insured by Financial Guaranty Insurance Company and $44 million is insured by Ambac Assurance Corporation. Recent downgrades in the credit ratings of these insurers have resulted in interest rates on this O&R debt that are significantly higher than the interest rates borne by Con Edison of New York’s $225 million of uninsured weekly rate tender bonds. As of February 20, 2008, the weighted average annual interest rate on the O&R insured weekly rate tender bonds, excluding the effects of an interest rate swap agreement (see “Interest Rate Hedging” in Note B to the financial statements), was 5.61 percent and the rate on the Con Edison of New York weekly rate tender bonds was 2.22 percent. O&R is evaluating alternatives with respect to its tax-exempt debt, which could include redemption of the debt and termination of the interest rate swap agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

Capital Requirements

The following table contains the Companies’ capital requirements for the years 2005 through 2007 and their current estimate of amounts for 2008 through 2010.

	Actual			Estimate
(Millions of Dollars)	2005	2006	2007	2008	2009	2010
Regulated utility construction expenditures
Con Edison of New York	$1,541	$1,782	$1,879	$2,596	$2,578	$2,558
O&R	87	110	112	133	140	129
Total regulated construction expenditures	1,628	1,892	1,991	2,729	2,718	2,687
Competitive energy businesses capital expenditures	19	6	6	5	5	6
Sub-total	1,647	1,898	1,997	2,734	2,723	2,693
Retirement of long-term securities at maturity*
Con Edison—parent company	-	-	325	200	-	-
Con Edison of New York	578	500	330	280	475	625
O&R	2	2	22	3	3	58
Competitive energy businesses	17	21	22	326	-	1
Total retirement of long-term securities at maturity	597	523	699	809	478	684
Total	$2,244	$2,421	$2,696	$3,543	$3,201	$3,377

*	Includes long-term securities redeemed in advance of maturity.

The Utilities have an ongoing need for substantial capital investment in order to meet the growth in demand for electricity and electric, gas and steam reliability needs. Amounts for 2005 also include expenditures for the East River Repowering Project. The increases in 2006 and 2007 reflect a higher level of expenditures for electric substations and ongoing improvements and reinforcements of the electric distribution system. The Utilities estimated construction expenditures for 2008, 2009, and 2010 are subject to change depending on the outcome of certain regulatory proceedings. See Note B to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

Contractual Obligations

The following table summarizes the Companies’ material obligations at December 31, 2007, to make payments pursuant to contracts. Long-term debt, capital lease obligations and other long-term liabilities are included on their balance sheets. Operating leases, non-utility generator (NUG) contracts and other purchased power agreements (PPAs) (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt (Note C)
Con Edison of New York	$7,471	$280	$1,100	$300	$5,791
O&R	437	3	61	6	367
Competitive energy businesses and parent	531	526	1	1	3
Interest on long-term debt	7,402	822	784	677	5,119
Total Long-term debt, including interest	15,841	1,631	1,946	984	11,280
Capital lease obligations (Note J)
Con Edison of New York	35	8	15	12	-
O&R	2	2	-	-	-
Total capital lease obligations	37	10	15	12	-
Operating leases (Notes J and P)
Con Edison of New York	298	40	80	81	97
O&R	4	1	2	1	-
Competitive energy businesses	9	2	3	2	2
Total operating leases	311	43	85	84	99
Purchase obligations
Non-utility generator contracts and purchase power agreements – Utilities (Note I)
Con Edison of New York
Energy(a)	14,855	1,218	2,444	1,666	9,527
Capacity	4,730	474	974	962	2,320
Total Con Edison of New York	19,585	1,692	3,418	2,628	11,847
O&R
Energy and Capacity(a)	173	103	70	-	-
Total non-utility generator contracts and purchase power agreements – Utilities	19,758	1,795	3,488	2,628	11,847
Natural gas supply, transportation, and storage contracts – Utilities(b)
Con Edison of New York
Natural gas supply	1,158	580	533	45	-
Transportation and storage	1,490	200	414	252	624
Total Con Edison of New York	2,648	780	947	297	624
O&R
Natural gas supply	174	83	82	9	-
Transportation and storage	273	34	74	45	120
Total O&R	447	117	156	54	120
Total natural gas supply, transportation and storage contracts	3,095	897	1,103	351	744
Other purchase obligations(c)
Con Edison of New York	3,085	1,893	1,104	52	36
O&R	176	119	47	8	2
Total other purchase obligations	3,261	2,012	1,151	60	38
Competitive energy businesses commodity and service agreements(d)	134	107	26	1	-
Uncertain income taxes
Con Edison of New York	142	-	142	-	-
O&R	12	-	12	-	-
Competitive energy businesses	1	-	1	-	-
Total uncertain income taxes	155	-	155	-	-
Total	$42,592	$6,495	$7,969	$4,120	$24,008

(a)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.

(b)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.

(c)	Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing systems as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. The Utilities believe that unreasonable effort and expense would be involved to modify their purchasing systems to enable them to report their “Other Purchase Obligations” in a different manner.

(d)	Amounts represent commitments to purchase minimum quantities of electric energy and capacity, natural gas, natural gas pipeline capacity and generating plant services entered into by Con Edison's competitive energy businesses. These obligations do not include any obligations related to the generation projects being sold. See Note U to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

The Companies’ commitments to make payments in addition to these contractual commitments include their other liabilities reflected in their balance sheets, any funding obligations for their pension and other postretirement benefit plans, financial hedging activities, their collective bargaining agreements and Con Edison’s guarantees of certain obligations of its businesses. See Notes E, F, O and “Guarantees” in Note H to the financial statements.

Electric Power Requirements

In 2007, the Utilities purchased substantially all of the energy they sold to customers pursuant to firm contracts and through the NYISO's wholesale electricity market. Con Edison expects that these resources will again be adequate to meet the requirements of its customers in 2008.

In general, the Utilities recover prudently-incurred purchased power costs pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction. See "Financial and Commodity Market Risks—Commodity Price Risk," below and "Recoverable Energy Costs" in Note A to the financial statements. From time to time certain parties have petitioned the PSC to review these provisions, the elimination of which could have a material adverse effect on the Companies’ financial position, results of operations or liquidity.

To reduce the volatility of electric energy costs, the Utilities have firm contracts to purchase electric energy and enter into derivative transactions to hedge the costs of a portion of their expected purchases under these contracts and through the NYISO’s wholesale electricity market, which together cover a substantial portion of the electric energy expected to be sold to customers in 2008. See Notes I and O to the financial statements. O&R’s New Jersey subsidiary entered into firm contracts to purchase electric energy for substantially all of the electric energy expected to be sold to its customers in 2008.

Con Edison of New York also owns generating stations in New York City associated primarily with its steam system. As of December 31, 2007, the generating stations had a combined electric capacity of approximately 704 MW, based on 2007 summer ratings. O&R does not own any electric generating capacity.

In a July 1998 order, the PSC indicated that it "agree(s) generally that Con Edison of New York need not plan on constructing new generation as the competitive market develops," but considers "overly broad" and did not adopt Con Edison of New York's request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity. Con Edison of New York monitors the adequacy of the electric capacity resources and related developments in its service area, and works with other parties on long-term resource adequacy issues within the framework of the NYISO. In December 2007, the PSC initiated a proceeding to consider a form of integrated resource planning, which could involve the imposition of obligations on transmission owners (such as Con Edison of New York), that may be needed for system reliability if the market does not solve a reliability need identified by the NYISO.

Con Edison’s competitive energy businesses sell electricity to wholesale and retail customers in the NYISO, PJM Interconnection (PJM), ISO New England (ISO-NE) and other markets. In addition, at December 31, 2007, Con Edison Development owned equity interests in electric generating facilities equivalent to 1,739 MW of net generating capacity, substantially all of which is located within the PJM or the ISO-NE. Con Edison Energy sells the electricity from these generating facilities on the wholesale electricity markets or under contract. See “Financial and Commodity Market Risks—Commodity Price Risk,” below. In December 2007, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, agreed to sell their ownership interests in these power generating projects with an aggregate capacity of approximately 1,706 MW. See Note U to the financial statements.

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

Effective Period	Rate Increases	Amortization To Income of Net Regulatory (Assets) and Liabilities	Other Significant Revenue Sources	Authorized Return on Equity (ROE)	ROE Sharing Threshold Earnings Sharing Terms* (Shareholders / Customers)
	(Millions of Dollars, except percentages)
Con Edison of New York – Electric
April 2005 - March 2008	Yr. 1 - $104.6 Yr. 2 - None Yr. 3 - $220.4**	Yr. 1 - $128 Yr. 2 - $173 Yr. 3 - $249	$60 of annual transmission congestion contracts revenues Transmission and distribution plant reconciliation	-	11.40% 11.4% - 13% - 50/50 > 13% - 25/75
Con Edison of New York – Gas
October 2007 - September 2010	Yr. 1 - $67.5 Yr. 2 - $67.5 Yr. 3 - $67.5	$18 over 3 yrs.	$35 of annual non- firm revenues	9.7%	10.70% 50/50
Con Edison of New York – Steam
October 2006 - September 2008	None	$53 over 2 yrs.	-	9.8%	11.00% 11% - 12% - 50/50 >12% - 25/75
O&R – Electric (NY)
March 2007 - June 2008	None	$(13)	N/A	9.1%	No sharing by customers
O&R – Gas*** (NY)
November 2006 - October 2009	Yr. 1 - $6.5 Yr. 2 - $6.5 Yr. 3 - $6.3	$(3) over 3 yrs.	-	9.8%	11% - 12% - 50/50 12% - 14% - 35/65 >14% - 0/100

*	Subject to limitation for cost reconciliations described in Note B to the financial statements.

**	$60 million accrued to income in rate year 2.

***	Reflects phase-in of rate increase discussed in Note B to the financial statements.

In May 2007, Con Edison of New York filed a request with the PSC for an electric rate increase of $1,225 million effective April 1, 2008. The PSC is expected to rule on the company’s request in March 2008. O&R has pending a request with the PSC for an increase in the rates it charges for electric service rendered in New York, effective July 2008, of $43.7 million. See Note B to the financial statements.

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

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Companies estimate that at December 31, 2007, each 10 percent variation in interest rates applicable to Con Edison’s and Con Edison of New York’s variable rate debt and commercial paper would result in a change in annual interest expense of $7 million and $5 million, respectively.

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

Con Edison estimates that, as of December 31, 2007, a 10 percent decline in market prices would result in a decline in fair value of $99 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $64 million is for Con Edison of New York and $35 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the years ended December 31, 2007, and 2006, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2007	2006
	(Millions of Dollars)
Average for the period	$3	$3
High	7	10
Low	1	1

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

The Utilities had $66 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at December 31, 2007, of which $28 million was with investment-grade counterparties and $38 million was with commodity exchange brokers.

Con Edison’s competitive energy businesses had $92 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at December 31, 2007, of which $71 million was with investment grade counterparties and $21 million was with commodity exchanges or independent system operators.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. See “Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits,” above. The Companies’ current investment policy for pension plan assets includes investment targets of 65 percent equities and 35 percent fixed income and other securities. At December 31, 2007, the pension plan investments consisted of 65 percent equity and 35 percent fixed income and other securities. See Notes E and F to the financial statements.

Environmental Matters

For information concerning potential liabilities arising from laws and regulations protecting the environment and from claims relating to alleged exposure to asbestos, see “Environmental Matters” in Item 1 and Note G to the financial statements.

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

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies—Accounting for Contingencies,” and Notes B, G, H, J and L to the financial statements.

Results of Operations

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies,” above), rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters,” above) and demand for utility service. Demand for utility service is affected by weather, economic conditions and other factors.

The Companies’ results of operations for the 12 months ended December 31, 2007 reflect sales growth, the Utilities’ rate plans (which are designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), the impact of storms and weather in 2007. For additional information about major factors affecting earnings, see “Results of Operations—Summary,” above.

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

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2007, 2006 and 2005 follows. For additional business segment financial information, see Note N to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

The Companies’ results of operations (which were discussed above under “Results of Operations—Summary”) in 2007 compared with 2006 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$1,158	9.7%	$597	6.4%	$118	14.4%	$443	23.9%
Purchased power	452	9.1	(38)	(1.2)	77	25.1	413	25.5
Fuel	71	12.8	63	12.0	N/A	N/A	8	28.6
Gas purchased for resale	91	8.4	76	8.4	16	10.7	(1)	(3.3)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	544	10.2	496	10.3	25	6.9	23	12.7
Other operations and maintenance	201	10.7	164	10.1	18	9.7	19	24.4
Depreciation and amortization	50	8.4	48	8.8	3	8.6	(1)	(6.7)
Taxes, other than income taxes	74	5.9	80	6.8	(5)	(10.6)	(1)	(5.3)
Income taxes	45	11.1	37	10.4	(1)	(4.0)	9	33.3
Operating income	174	14.3	167	15.0	10	14.5	(3)	(7.1)
Other income less deductions and related federal income tax	18	62.1	3	9.1	(3)	(75.0)	18	Large
Net interest expense	7	1.4	12	2.7	6	21.4	(11)	(30.6)
Income from continuing operations	185	25.0	158	23.0	1	2.2	26	Large
Discontinued operations ***	7	Large	N/A	N/A	N/A	N/A	7	Large
Net income	$192	26.1%	$158	23.0%	$1	2.2%	$33	Large

*	Represents the consolidated financial results of Con Edison and its businesses.

**	Includes inter-company and parent company accounting.

***	See Note U to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in 2007 compared with 2006 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2007	December 31, 2006	Variation	Percent Variation	December 31, 2007	December 31, 2006	Variation	Percent Variation
Residential/Religious	12,312	12,590	(278)	(2.2)%	$2,657	$2,631	$26	1.0%
Commercial/Industrial	12,918	13,409	(491)	(3.7)	2,486	2,460	26	1.1
Retail access customers	21,532	19,256	2,276	11.8	1,334	1,040	294	28.3
NYPA, Municipal Agency and other sales	11,499	11,053	446	4.0	342	310	32	10.3
Other operating revenues	-	-	-	-	621	611	10	1.6
Total	58,261	56,308	1,953	3.5%	$7,440	$7,052	$388	5.5%

Con Edison of New York’s electric operating revenues increased $388 million in 2007 compared with 2006 due primarily to the third year of the electric rate plan ($201 million, which includes $71 million of Net T&D Revenues), increased recoveries of demand side management programs ($84 million), sales growth ($50 million), the recognition of the gain on the sale of properties ($29 million), the impact of the weather in 2007 ($12 million), higher transmission revenues ($10 million) and increased recoverable fuel costs ($10 million), offset in part by a decrease in recoverable purchased power costs ($25 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements.

Electric delivery volumes in Con Edison of New York’s service area increased 3.5 percent in 2007 compared with 2006 due primarily to sales growth. After adjusting for variations, principally weather and billing days, electric delivery volumes in Con Edison of New York’s service area increased 2.6 percent in 2007 compared with 2006.

Con Edison of New York’s electric fuel costs increased $10 million in 2007 compared with 2006 due primarily to higher sendout volumes from the company’s generating facilities ($12 million), offset by a decrease in unit costs ($2 million). Electric purchased power costs decreased $25 million in 2007 compared with 2006 reflecting a decrease in purchased volumes associated with milder 2007 weather and additional customers obtaining their energy supply through competitive providers ($75 million), offset by an increase in unit costs ($50 million).

Con Edison of New York’s electric operating income increased $131 million in 2007 compared with 2006. The increase reflects primarily higher net revenues ($403 million due principally to provisions of the electric rate agreement and sales growth), offset in part by higher operations and maintenance costs ($143 million, due primarily to the impact of storms, demand side management program expenses and increased transmission and distribution expenses), taxes other than income taxes ($59 million principally property taxes), income taxes ($35 million) and depreciation ($34 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in 2007 compared with 2006 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2007	December 31, 2006	Variation	Percent Variation	December 31, 2007	December 31, 2006	Variation	Percent Variation
Residential	42,573	40,589	1,984	4.9%	$842	$781	$61	7.8%
General	31,162	31,269	(107)	(0.3)	499	471	28	5.9
Firm transportation	39,016	23,688	15,328	64.7	168	105	63	60.0
Total firm sales and transportation	112,751	95,546	17,205	18.0	1,509	1,357	152	11.2
Interruptible sales	10,577	11,995	(1,418)	(11.8)	88	121	(33)	(27.3)
NYPA	42,085	41,057	1,028	2.5	4	4	-	-
Generation plants	79,942	64,365	15,577	24.2	52	46	6	13.0
Other	15,318	19,324	(4,006)	(20.7)	24	30	(6)	(20.0)
Other operating revenues	-	-	-	-	82	55	27	49.1
Total	260,673	232,287	28,386	12.2%	$1,759	$1,613	$146	9.1%

Con Edison of New York’s gas operating revenues increased $146 million in 2007 compared with 2006 due primarily to an increase in recoverable purchased gas costs ($76 million), the gas rate plans ($32 million), the movement of certain customers from interruptible to firm service ($23 million) and sales growth ($9 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements.

Con Edison of New York’s sales and transportation volumes for firm customers increased 18.0 percent in 2007 compared with 2006 reflecting primarily the impact of the colder winter weather in 2007 compared with 2006 and the net transfers to firm service. After adjusting for variations, principally weather and billing days and net transfers to firm service, firm gas sales and transportation volumes in the company’s service area increased 2.3 percent in 2007.

Con Edison of New York’s purchased gas cost increased $76 million in 2007 compared with 2006 due to higher sendout volumes ($120 million), offset by lower unit costs ($44 million).

Con Edison of New York’s gas operating income increased $32 million in 2007 compared with 2006. The increase reflects primarily higher net revenues ($70 million), offset by higher income taxes ($13 million), taxes other than income taxes ($12 million, principally property taxes), operations and maintenance expense ($9 million) and depreciation ($4 million).

Steam

Con Edison of New York’s steam sales and deliveries in 2007 compared with 2006 were:

	Millions of Pounds Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2007	December 31, 2006	Variation	Percent Variation	December 31, 2007	December 31, 2006	Variation	Percent Variation
General	589	515	74	14.4%	$23	$21	$2	9.5%
Apartment house	7,519	6,774	745	11.0	188	174	14	8.0
Annual power	17,696	15,961	1,735	10.9	443	405	38	9.4
Other operating revenues	-	-	-	-	32	23	9	39.1
Total	25,804	23,250	2,554	11.0%	$686	$623	$63	10.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

Con Edison of New York’s steam operating revenues increased $63 million in 2007 compared with 2006 due primarily to net purchased power, fuel costs and timing of fuel recoveries ($40 million), the colder winter weather in 2007 ($32 million) and the net change in rates under the steam rate plan ($7 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements.

Steam sales and delivery volumes increased 11.0 percent in 2007 compared with 2006, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days, steam sales and deliveries increased 0.2 percent in 2007.

Con Edison of New York’s steam fuel costs increased $53 million in 2007 compared with 2006 due primarily to higher sendout volumes ($32 million) and higher unit costs ($21 million). Steam purchased power costs decreased $13 million in 2007 compared with 2006 due primarily to lower unit costs ($11 million) and purchased volumes ($2 million).

Steam operating income increased $4 million in 2007 compared with 2006. The increase reflects primarily higher net revenues ($23 million) and lower income taxes ($11 million), offset in part by higher operations and maintenance expense ($12 million), depreciation ($10 million) and taxes other than income taxes ($9 million, principally property taxes).

Taxes Other Than Income Taxes

At over $1 billion, taxes other than income taxes remain one of Con Edison of New York’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

(Millions of Dollars)	2007		2006		Increase/ (Decrease)
Property taxes	$936		$869		$67
State and local taxes related to revenue receipts	262		253		9
Payroll taxes	55		54		1
Other taxes	10		7		3
Total	$1,263	(a)	$1,183	(a)	$80

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2007 and 2006 were $1.6 billion and $1.5 billion, respectively.

Income Taxes

Operating income taxes increased $37 million in 2007 compared with 2006 due primarily to higher income in the 2007 period.

Net Interest Expense

Net interest expense increased $12 million in 2007 compared with 2006 due primarily to new debt issuances in late 2006 and higher interest rates on floating-rate debt, offset in part by interest accrued in 2006 for the potential repayment of tax benefits from the timing of tax deductions of certain construction related costs (see Note L to the financial statements) and lower principal amounts of commercial paper outstanding in 2007.

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in 2007 compared with 2006 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2007	December 31, 2006	Variation	Percent Variation	December 31, 2007	December 31, 2006	Variation	Percent Variation
Residential/Religious	1,913	1,803	110	6.1%	$298	$252	$46	18.3%
Commercial/Industrial	2,191	2,094	97	4.6	283	237	46	19.4
Retail access customers	1,687	1,765	(78)	(4.4)	73	76	(3)	(3.9)
Public authorities	120	114	6	5.3	15	14	1	7.1
Other operating revenues	-	-	-	-	2	3	(1)	(33.3)
Total	5,911	5,776	135	2.3%	$671	$582	$89	15.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

O&R’s electric operating revenues increased $89 million in 2007 compared with 2006 due primarily to increased recoverable purchased power costs ($77 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements.

Electric delivery volumes in O&R’s service area increased 2.3 percent in 2007 compared with 2006. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area increased 1.5 percent in 2007 compared with 2006.

Electric operating income increased by $2 million in 2007 compared with 2006. The increase reflects higher net revenues ($10 million) and lower taxes other than income taxes ($5 million, principally property taxes), offset in part by higher operations and maintenance expense ($11 million) and depreciation ($2 million).

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in 2007 compared with 2006 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2007	December 31, 2006	Variation	Percent Variation	December 31, 2007	December 31, 2006	Variation	Percent Variation
Residential	8,768	7,758	1,010	13.0%	$152	$135	$17	12.6%
General	2,066	1,892	174	9.2	34	31	3	9.7
Firm transportation	10,248	9,058	1,190	13.1	39	32	7	21.9
Total firm sales and transportation	21,082	18,708	2,374	12.7	225	198	27	13.6
Interruptible sales	5,983	5,856	127	2.2	25	28	(3)	(10.7)
Generation plants	4,552	3,036	1,516	49.9	3	3	-	-
Other	1,044	939	105	11.2	-	-	-	-
Other gas revenues	-	-	-	-	12	7	5	71.4
Total	32,661	28,539	4,122	14.4%	$265	$236	$29	12.3%

O&R’s gas operating revenues increased $29 million in 2007 compared with 2006 due primarily to higher costs of gas purchased for resale in 2007 ($16 million) and the impact of the gas rate plan increase that went into effect November 1, 2006 ($13 million).

Sales and transportation volumes for firm customers increased 12.7 percent in 2007 compared with 2006 reflecting the impact of the weather in 2007. After adjusting for weather and other variations, total firm sales and transportation volumes were 0.3 percent higher in 2007 compared with 2006. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Non-firm transportation of customer-owned gas to electric generating plants increased in 2007 compared with 2006 because certain facilities resumed burning gas to generate electricity. The increase in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income increased by $6 million in 2007 compared with 2006. The increase reflects higher net revenues ($13 million) and lower taxes other than income taxes ($1 million, principally property taxes), offset in part by higher operations and maintenance costs ($7 million), income taxes ($1 million) and depreciation ($1 million).

Taxes Other Than Income Taxes

Taxes, other than income taxes, decreased $5 million in 2007 compared with 2006. The principal components of taxes, other than income taxes, were:

(Millions of Dollars)	2007		2006		Increase/ (Decrease)
Property taxes	$25		$30		$(5)
State and local taxes related to revenue receipts	13		13		—
Payroll taxes	4		4		—
Total	$42	(a)	$47	(a)	$(5)

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2007 and 2006 were $71 million and $73 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

Income Taxes

Operating income taxes decreased by $1 million in 2007 compared with 2006.

Other Income (Deductions)

Other income (deductions) decreased $3 million in 2007 compared with 2006 due primarily to the sale of non-utility property and higher interest income in 2006.

Net Interest Expense

Net interest expense increased $6 million in 2007 compared with 2006 due primarily to a new debt issuance in late 2006 and interest accrued for the potential repayment of tax benefits from the timing of tax deductions of certain construction related costs (see Note L to the financial statements).

Competitive Energy Businesses

The competitive energy businesses’ operating income and earnings from continuing operations increased $2 million and $18 million, respectively, in 2007 compared with 2006 due primarily to higher gross margins from generating plants and wholesale sales, higher income from investments and lower mark-to-market losses, offset in part by lower gross margins from electric retail sales.

Operating revenues increased $384 million in 2007 compared with 2006, primarily due to higher electric wholesale and retail revenues. Electric wholesale revenues increased $134 million, of which $150 million was due to higher sales volume, offset by a $16 million decrease in unit prices. Electric retail revenues increased $190 million in 2007 as compared with 2006, of which $173 million was due to higher sales volumes and $17 million was due to an increase in unit prices. While electric retail revenues increased more than 16 percent from 2006 to 2007, gross margins decreased by approximately 20 percent due primarily to lower margins on indexed priced products. Revenue from the sale of electricity from the competitive energy businesses’ generation facilities increased $26 million in 2007 as compared with 2006 due primarily to higher capacity prices. Net mark-to-market losses decreased $17 million in 2007 as compared with 2006 due primarily to higher prices on electric and natural gas contracts, which were economic hedges that supported retail obligations (but were not accounted for as cash flow hedges). Other revenues increased $17 million in 2007 as compared with 2006 due primarily to energy services revenue.

Operating expenses excluding income taxes increased $373 million in 2007 compared with 2006, reflecting increased purchased power ($348 million), other operations and maintenance costs ($19 million) and fuel costs ($8 million) offset in part by lower gas purchased for resale costs ($2 million).

Other income increased $12 million in 2007 as compared with 2006 due primarily to a $6 million gain from the sale of an equity investment.

Income taxes increased $10 million in 2007 as compared with 2006, reflecting primarily higher income.

Discontinued Operations

Net income from discontinued operations was $4 million in 2007 compared with a $3 million loss in 2006, reflecting lower mark-to-market losses in 2007 from certain Con Edison Development generation projects. See Note U to the financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

The Companies’ results of operations (which were discussed above under “Results of Operations—Summary”) in 2006 compared with 2005 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$619	5.5%	$61	0.7%	$(6)	(0.7)%	$564	43.7%
Purchased power	276	5.9	(270)	(8.1)	(14)	(4.4)	560	52.9
Fuel	(43)	(7.2)	(1)	(0.2)	-	-	(42)	(60.0)
Gas purchased for resale	(73)	(6.3)	(63)	(6.5)	7	4.9	(17)	(36.2)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	459	9.4	395	8.9	1	0.3	63	53.8
Other operations and maintenance	218	13.1	195	13.7	8	4.5	15	23.8
Depreciation and amortization	37	6.6	36	7.1	1	2.9	-	-
Taxes, other than income taxes	69	5.8	69	6.2	-	-	-	-
Income taxes	40	10.9	26	7.9	(6)	(19.4)	20	Large
Operating income	95	8.4	69	6.6	(2)	(2.8)	28	Large
Other income less deductions and related federal income tax	(12)	(29.3)	5	17.9	3	Large	(20)	(90.9)
Net interest expense	88	20.9	82	22.5	4	16.7	2	5.9
Income from continuing operations	(5)	(0.7)	(8)	(1.2)	(3)	(6.1)	6	Large
Discontinued operations ***	23	88.5	N/A	N/A	N/A	N/A	23	88.5
Net income	$18	2.5%	$(8)	(1.2)%	$(3)	(6.1)%	$29	Large

*	Represents the consolidated financial results of Con Edison and its businesses.

**	Includes inter-company and parent company accounting.

***	See Notes T and U to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in 2006 compared with 2005 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2006	December 31, 2005	Variation	Percent Variation	December 31, 2006	December 31, 2005	Variation	Percent Variation
Residential/Religious	12,590	13,690	(1,100)	(8.0)%	$2,631	$2,884	$(253)	(8.8)%
Commercial/Industrial	13,409	15,402	(1,993)	(12.9)	2,460	2,869	(409)	(14.3)
Retail access customers	19,256	16,848	2,408	14.3	1,040	679	361	53.2
NYPA, Municipal Agency and other sales	11,053	11,430	(377)	(3.3)	310	337	(27)	(8.0)
Other operating revenues	-	-	-	-	611	179	432	Large
Total	56,308	57,370	(1,062)	(1.9)%	$7,052	$6,948	$104	1.5%

Con Edison of New York’s electric operating revenues were $104 million higher in 2006 than in 2005 due primarily to increased recoverable fuel costs ($52 million), sales growth ($38 million), increased collections for demand side management programs ($31 million), the electric rate plan that took effect in April 2005 ($213 million), recovery of costs relating to the East River Repowering Project ($19 million), a reversal of a portion of the provision for refund to customers of shared earnings above the target level accrued in 2005 ($70 million) and a 2005 provision for refund to customers of deferred taxes associated with the sale of the First Avenue Properties ($23 million), offset in part by a decrease in purchased power costs ($286 million) and the impact of the milder weather ($91 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements.

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

Con Edison of New York’s electric operating income increased $54 million in 2006 compared with 2005. The increase reflects higher net revenues ($340 million due principally to the electric rate agreement), offset in part by higher operations and maintenance costs ($175 million due primarily to power outages ($63 million), compensation for spoilage of food associated with certain of the outages ($9 million), demand side management program expenses ($31 million), East River Repowering Project costs ($19 million), higher expenses relating to uncollectible customer accounts ($7 million), increased transmission and distribution expenses ($19 million) and recognition of expense for stock-based compensation ($7 million)), taxes other than income taxes ($60 million, principally property taxes) and depreciation ($21 million).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) — CONTINUED

Con Edison of New York’s steam operating revenues decreased $26 million in 2006 compared with 2005 due primarily to the milder weather in 2006 ($38 million) net purchased power, fuel costs and timing of fuel recoveries ($23 million), offset in part by the net increase in rates under the steam rate plan ($30 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements.

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

Income Taxes

Operating income taxes increased $26 million in 2006 compared with 2005 due principally to higher income in the 2006 period.

Net Interest Expense

Net interest expense increased $82 million in 2006 compared with 2005 due principally to $28 million of interest accrued for the potential repayment of tax benefits from the timing of tax deductions of certain construction related costs (see Note L to the financial statements), new debt issuances since December 31, 2005, higher interest rates on variable-rate debt and higher interest rates on and principal amounts of commercial paper.

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

Other Income (Deductions)

Other income (deductions) increased $3 million in 2006 compared with 2005 due primarily to the sale of non-utility property and increased interest income.

Net Interest Expense

Net interest expense increased $4 million in 2006 compared with 2005 due principally to higher interest rates on and principal amounts of commercial paper and new debt issuances in the 2006 period.

Competitive Energy Businesses

The competitive energy businesses’ operating income and earnings from continuing operations increased $28 million and $27 million, respectively, in 2006 compared with 2005 due primarily to higher operating revenues and gross margins on wholesale and retail electric sales, offset in part by higher mark-to-market losses.

Operating revenues increased $629 million in 2006 compared with 2005, primarily due to higher electric wholesale and retail revenues offset in part by decreased generation and other revenues and increased net mark-to-market losses. Electric wholesale revenues increased $602 million, of which $564 million was due to higher sales volume and $38 million was due to an increase in unit prices. Electric retail revenues increased $124 million in 2006 as compared with 2005, of which $71 million was due to higher sales volumes and $53 million was due to an increase in unit prices. While electric retail revenues increased more than 12 percent from 2005 to 2006, gross margins increased at a greater rate as more customers shifted from indexed contracts to fixed-price contracts as energy prices declined during the year. Renewal rates for customers have remained above 90 percent for the past two years. Revenue from the sale of electricity from the competitive energy businesses’ generation facilities was $49 million lower, reflecting lower unit prices and volumes, partially offset by reliability-related capacity payments for two of its Massachusetts generating facilities. The development of capacity markets in New England and PJM is expected to result in more predictable capacity revenues. Net mark-to-market losses increased $12 million in 2006 as compared with 2005 due primarily to lower prices on natural gas contracts, which were economic hedges that supported retail obligations (but did not qualify for cash flow hedge accounting). Other revenue, primarily wholesale revenue and intercompany revenue, decreased $36 million.

Operating expenses excluding income taxes increased $583 million in 2006 compared with 2005, reflecting increased purchased power ($624 million) and other operations and maintenance costs ($19 million), offset in part by lower fuel costs ($42 million), gas purchased for resale costs ($17 million) and taxes other than income taxes ($1 million).

Income taxes increased $19 million in 2006 as compared with 2005, reflecting primarily higher income.

Other income (deductions) decreased $1 million in 2006 compared with 2005 due primarily to an impairment of $6 million on an equity investment (see “Impairments” in Note A to the financial statements), offset in part by higher interest income.

Discontinued Operations

Losses from discontinued operations were $23 million lower in 2006 as compared with 2005 due primarily to losses from Con Edison Communications in 2005 ($13 million) and higher margins from certain Con Edison Development generation projects in 2006 ($10 million). See Notes T and U to the financial statements.

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

Con Edison of New York

For information about Con Edison of New York’s primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks” in Item 7 (which information is incorporated herein by reference).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2007 and 2006 (Unaudited)

	2007
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,357	$2,956	$3,579	$3,228
Operating income	376	267	419	333
Income from continuing operations	258	151	310	206
(Loss)/Income from discontinued operations	(2)	3	2	1
Net income	256	154	312	207
Continuing operations	$1.00	$0.57	$1.14	$0.76
Discontinued operations	$(0.01)	$0.01	$0.01	-
Basic earnings per common share	$0.99	$0.58	$1.15	$0.76
Continuing operations	$1.00	$0.57	$1.14	$0.76
Discontinued operations	$(0.01)	$0.01	$0.01	-
Diluted earnings per common share	$0.99	$0.58	$1.15	$0.76

	2006
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,248	$2,533	$3,386	$2,795
Operating income	298	241	358	324
Income from continuing operations	183	129	225	203
(Loss)/Income from discontinued operations	(2)	(5)	6	(2)
Net income	181	124	231	201
Continuing operations	$0.75	$0.52	$0.90	$0.78
Discontinued operations	$(0.01)	$(0.02)	$0.03	$-
Basic earnings per common share	$0.74	$0.50	$0.93	$0.78
Continuing operations	$0.75	$0.51	$0.90	$0.78
Discontinued operations	$(0.01)	$(0.01)	$0.02	$-
Diluted earnings per common share	$0.74	$0.50	$0.92	$0.78

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2007
Con Edison of New York	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,673	$2,236	$2,578	$2,398
Operating income	346	242	396	293
Net income for common stock	236	139	284	185
	2006
Con Edison of New York	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,645	$1,965	$2,562	$2,116
Operating income	297	218	321	274
Net income for common stock	202	116	199	169

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

Management of Con Edison assessed the effectiveness of internal control over financial reporting as of December 31, 2007, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management has concluded that Con Edison had effective internal control over financial reporting as of December 31, 2007.

The effectiveness of Con Edison’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, Con Edison’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

Kevin Burke
Chairman, President and Chief Executive Officer

Robert Hoglund
Senior Vice President and Chief Financial Officer

February 15, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Consolidated Edison, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 15, 2008

Consolidated Edison, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2007	2006
Assets
Utility Plant, At Original Cost (note A)
Electric	$15,979	$14,775
Gas	3,403	3,233
Steam	1,755	1,691
General	1,732	1,635
Total	22,869	21,334
Less: Accumulated depreciation	4,784	4,583
Net	18,085	16,751
Construction work in progress	1,028	872
Net Utility Plant	19,113	17,623
Non-utility Plant (note A)
Generating assets, less accumulated depreciation of $127 in 2006	-	785
Non-utility property, less accumulated depreciation of $36 in 2007 and 2006	18	34
Non-utility property held for sale (Note U)	778	-
Construction work in progress	5	3
Net Plant	19,914	18,445
Current Assets
Cash and temporary cash investments (Note A)	210	94
Restricted cash	1	18
Accounts receivable—customers, less allowance for uncollectible accounts of $47 and $45 in 2007 and 2006, respectively	970	825
Accrued unbilled revenue (Note A)	149	122
Other receivables, less allowance for uncollectible accounts of $6 and $4 in 2007 and 2006, respectively	405	649
Fuel oil, at average cost	44	56
Gas in storage, at average cost	215	253
Materials and supplies, at average cost	146	157
Prepayments	119	157
Fair value of derivative assets	36	122
Recoverable energy costs (Notes A and B)	213	235
Deferred derivative losses	45	237
Current assets held for sale (Note U)	40	-
Other current assets	12	12
Total Current Assets	2,605	2,937
Investments (note A)	378	366
Deferred Charges, Regulatory Assets And Noncurrent Assets
Goodwill (Note K)	408	406
Intangible assets, less accumulated amortization of $1 and $34 in 2007 and 2006, respectively (Note K)	2	80

Regulatory assets (Note B)	4,531	4,179
Noncurrent assets held for sale (Note U)	88	-
Other deferred charges and noncurrent assets	417	286
Total Deferred Charges, Regulatory Assets And Noncurrent Assets	5,446	4,951
Total Assets	$28,343	$26,699

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2007	2006
Capitalization and Liabilities
Capitalization
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$9,076	$8,004
Preferred stock of subsidiary (See Statement of Capitalization)	213	213
Long-term debt (See Statement of Capitalization)	7,611	8,298
Total Capitalization	16,900	16,515
Minority Interests	43	41
Noncurrent Liabilities
Obligations under capital leases (Note J)	22	26
Provision for injuries and damages (Note G)	161	155
Pensions and retiree benefits	938	737
Superfund and other environmental costs (Note G)	327	292
Uncertain income taxes	155	-
Asset retirement obligations (Note Q)	110	97
Fair value of derivative liabilities	52	97
Noncurrent liabilities held for sale (Note U)	61	-
Other noncurrent liabilities	95	93
Total Noncurrent Liabilities	1,921	1,497
Current Liabilities
Long-term debt due within one year	809	374
Notes payable	840	117
Accounts payable	1,187	1,126
Customer deposits	249	228
Accrued taxes	26	36
Accrued interest	149	139
Accrued wages	82	79
Fair value of derivative liabilities	118	395
Deferred derivative gains (Note B)	10	6
Deferred income taxes—recoverable energy costs (Note L)	86	96
Current liabilities held for sale (Note U)	28	-
Other current liabilities	311	276
Total Current Liabilities	3,895	2,872
Deferred Credits and Regulatory Liabilities
Deferred income taxes and investment tax credits (Notes A and L)	4,465	4,095
Regulatory liabilities (Note B)	1,097	1,657
Other deferred credits	22	22
Total Deferred Credits and Regulatory Liabilities	5,584	5,774
Total Capitalization and Liabilities	$28,343	$26,699

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2007	2006	2005
Operating Revenues (Note A)
Electric	$8,110	$7,634	$7,543
Gas	2,025	1,849	1,858
Steam	686	623	649
Non-utility	2,299	1,856	1,293
Total Operating Revenues	13,120	11,962	11,343
Operating Expenses
Purchased power	5,428	4,976	4,700
Fuel	624	553	596
Gas purchased for resale	1,173	1,082	1,155
Other operations and maintenance	2,080	1,879	1,661
Depreciation and amortization (Note A)	645	595	558
Taxes, other than income taxes	1,323	1,249	1,180
Income taxes (Notes A and L)	452	407	367
Total Operating Expenses	11,725	10,741	10,217
Operating Income	1,395	1,221	1,126
Other Income (Deductions)
Investment and other income (Note A)	58	39	37
Allowance for equity funds used during construction (Note A)	8	6	9
Preferred stock dividend requirements of subsidiary	(11)	(11)	(11)
Other deductions	(23)	(23)	(13)
Income taxes (Notes A and L)	15	18	19
Total Other Income (Deductions)	47	29	41
Interest Expense
Interest on long-term debt	470	441	402
Other interest	57	75	27
Allowance for borrowed funds used during construction (Note A)	(10)	(6)	(7)
Net Interest Expense	517	510	422
Income From Continuing Operations	925	740	745
Income/(Loss) From Discontinued Operations (Net of Income Tax Expense/(Benefit) of $1, $(13) and $(11) in 2007, 2006 and 2005, respectively) (Notes T and U)	4	(3)	(26)
Net Income	$929	$737	$719
Earnings Per Common Share—Basic
Continuing operations	$3.48	$2.97	$3.05
Discontinued operations	0.01	(0.01)	(0.10)
Net income	$3.49	$2.96	$2.95
Earnings Per Common Share—Diluted
Continuing operations	$3.46	$2.96	$3.04
Discontinued operations	0.01	(0.01)	(0.10)
Net income	$3.47	$2.95	$2.94
Dividends Declared Per Share of Common Stock	$2.32	$2.30	$2.28
Average Number of Shares Outstanding—Basic (in Millions)	266.3	249.3	243.9
Average Number of Shares Outstanding—Diluted (in Millions)	267.3	250.3	244.7

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2007	2006	2005
Net Income	$929	$737	$719
Other Comprehensive Income/(Loss), Net of Taxes
Pension plan liability adjustments, net of $(3) taxes in 2006 and 2005	-	(5)	(5)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $2, $(69) and $27 taxes in 2007, 2006 and 2005, respectively	3	(99)	39
Less: Reclassification adjustment for gains/(losses) included in net income, net of $(25), $(50) and $41 taxes in 2007, 2006 and 2005, respectively	(37)	(71)	59
Total Other Comprehensive Income/(Loss), Net of Taxes	40	(33)	(25)
Comprehensive Income	$969	$704	$694

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Common Shareholders’ Equity

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2004	242,514,183	$26	$2,642	$5,451	23,210,700	$(1,001)	$(55)	$(9)	$7,054
Net income				719					719
Common stock dividends				(556)					(556)
Issuance of common shares—dividend reinvestment and employee stock plans	2,771,875	1	126	(9)					118
Other comprehensive loss								(25)	(25)
Balance as of December 31, 2005	245,286,058	$27	$2,768	$5,605	23,210,700	$(1,001)	$(55)	$(34)	$7,310
Net income				737					737
Common stock dividends				(573)					(573)
Issuance of common shares —public offering
	9,715,000	1	449				(3)		447
Issuance of common shares—dividend reinvestment and employee stock plans	2,455,245		120						120
Stock options			(23)	35					12
Other comprehensive loss								(33)	(33)
Adjustment to initially apply FASB Statement No. 158, net of tax (Notes E and F)								(16)	(16)
Balance as of December 31, 2006	257,456,303	$28	$3,314	$5,804	23,210,700	$(1,001)	$(58)	$(83)	$8,004
Net income				929					929
Common stock dividends				(620)					(620)
Issuance of common shares—public offering	11,000,000	1	559				(2)		558

Issuance of common shares—dividend reinvestment
and employee stock plans	3,568,571		165						165
Other comprehensive income								40	40
Balance as of December 31, 2007	272,024,874	$29	$4,038	$6,113	23,210,700	$(1,001)	$(60)	$(43)	$9,076

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(Millions of Dollars)	2007	2006	2005
Operating Activities
Net Income	$929	$737	$719
Principal Non-Cash Charges/(Credits) to Income
Depreciation and amortization	667	620	584
Deferred income taxes	335	338	(79)
Rate case amortization and accruals	(316)	(218)	(93)
Net transmission and distribution reconciliation	(187)	(115)	(38)
Common equity component of allowance for funds used during construction	(8)	(6)	(9)
Prepaid pension costs (net of capitalized amounts)	(13)	(23)	(43)
Impairment charge	-	-	9
Net derivative losses	8	37	4
Other non-cash items (net)	72	69	(2)
Changes in Assets and Liabilities
Accounts receivable—customers, less allowance for uncollectibles	(150)	200	(284)
Materials and supplies, including fuel oil and gas in storage	45	(41)	(100)
Other receivables and other current assets	217	(262)	(147)
Prepayments	38	277	(341)
Recoverable energy costs	16	51	(88)
Accounts payable	64	(108)	317
Pensions and retiree benefits	(21)	7	16
Accrued taxes	(3)	(58)	58
Accrued interest	10	37	7
Deferred charges, noncurrent assets and other regulatory assets	(66)	(208)	(119)
Deferred credits and other regulatory liabilities	(173)	(27)	118
Other assets	(19)	13	125
Other liabilities	110	34	176
Net Cash Flows from Operating Activities	1,555	1,354	790
Investing Activities
Utility construction expenditures (excluding capitalized support costs of $(63), $(45) and $(11) in 2007, 2006 and 2005, respectively)	(1,928)	(1,847)	(1,617)
Cost of removal less salvage	(190)	(167)	(184)
Non-utility construction expenditures	(6)	(6)	(19)
Common equity component of allowance for funds used during construction	8	6	9
Decrease/(increase) in restricted cash	-	(3)	3
Proceeds from sale of properties	30	60	534
Proceeds from sale of Con Edison Communications	-	39	-
Net Cash Flows Used in Investing Activities	(2,086)	(1,918)	(1,274)
Financing Activities
Net proceeds from/(payments of) short-term debt	723	(638)	598
Retirement of long-term debt	(699)	(523)	(597)
Issuance of long-term debt	525	1,775	991
Issuance of common stock	685	510	78
Debt issuance costs	(5)	(14)	(13)
Common stock dividends	(582)	(533)	(518)
Net Cash Flows from Financing Activities	647	577	539
Cash and Temporary Cash Investments:
Net Change for the Period	116	13	55
Balance at Beginning of Period	94	81	26
Balance at End of Period	$210	$94	$81
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$463	$451	$429
Income taxes	$234	$67	$283

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

	Shares outstanding		At December 31,
(Millions of Dollars)	December 31, 2007	December 31, 2006	2007	2006
Total Common Shareholders’ Equity Less Accumulated Other Comprehensive Loss	272,024,874	257,456,303	$9,119	$8,087
Accumulated Other Comprehensive Loss
Pension plan liability adjustments, net of $(10) taxes in 2006			(17)	(17)
Adjustment to initially apply FASB Statement No. 158, net of $(23) taxes in 2006 (Notes E and F)			(16)	(16)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $(31) and $(33) taxes in 2007 and 2006, respectively			(44)	(47)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $(24) and $1 taxes in 2007 and 2006, respectively			(34)	3
Total Accumulated Other Comprehensive Loss, Net of Taxes			(43)	(83)
Total Common Shareholders’ Equity (See Statement of Common Shareholders’ Equity And Note C)			9,076	8,004
Preferred Stock Of Subsidiary (Note C)
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22
Total Preferred Stock			$213	$213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

Long-Term Debt (Note C) (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2007	2006
Debentures:
2007	6.45%	1997B	$-	$330
2008	6.25	1998A	180	180
2008	6.15	1998C	100	100
2008	3.625	2003A	200	200
2009	7.15	1999B	200	200
2009	4.70	2004C	275	275
2010	8.125	2000A	325	325
2010	7.50	2000A	55	55
2010	7.50	2000B	300	300
2012	5.625	2002A	300	300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2015	5.375	2005C	350	350
2015	5.30	2005A	40	40
2016	5.45	2006A	75	75
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2027	6.50	1997F	80	80
2028	7.10	1998B	105	105
2028	6.90	1998D	75	75
2029	7.00	1999G	45	45
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	-
2042	7.25	2002A	-	325
Total Debentures			6,880	7,010
Transition Bonds:
2019	5.22%	2004-1	40	42
Total Transition Bonds			40	42
Tax-Exempt Debt –Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2014	3.37% (Note O)	1994**	55	55
2015	3.37	1995**	44	44
2032	3.763	2004B Series 1	127	127
2034	4.467	1999A	293	293
2035	4.60	2004B Series 2	20	20
2036	4.70 (Note O)	2001A	225	222
2036	4.50	2001B	98	98
2039	4.23	2004A	98	98
2039	3.433	2004C	99	99
2039	3.363	2005A	126	126
Total Tax-Exempt Debt			1,185	1,182
Long-term debt—Newington (Note P)			326	330
Other long-term debt			9	128
Unamortized debt discount			(20)	(20)
Total			8,420	8,672
Less: long-term debt due within one year			809	374
Total Long-Term Debt			7,611	8,298
Total Capitalization			$16,900	$16,515

*	Other than Series 2001A, rates reset weekly or by auction held every 35 days; December 31, 2007 rates shown.
**	Issued for O&R pollution control financing.

The accompanying notes are an integral part of these financial statements.

Report of Management on Internal Control over Financial Reporting

Management of Con Edison of New York is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of the effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of Con Edison of New York assessed the effectiveness of internal control over financial reporting as of December 31, 2007, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management has concluded that Con Edison of New York had effective internal control over financial reporting as of December 31, 2007.

The effectiveness of Con Edison of New York’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, Con Edison of New York’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

Kevin Burke
Chairman and Chief Executive Officer

Robert Hoglund
Senior Vice President and Chief Financial Officer

February 15, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Trustees of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 15, 2008

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2007	2006
Assets
Utility Plant, at Original Cost (Note A)
Electric	$15,027	$13,872
Gas	2,999	2,848
Steam	1,755	1,691
General	1,599	1,510
Total	21,380	19,921
Less: Accumulated depreciation	4,360	4,173
Net	17,020	15,748
Construction work in progress	973	832
Net Utility Plant	17,993	16,580
Non-Utility Property (Note A)
Non-utility property, less accumulated depreciation of $18 and $17 in 2007 and 2006, respectively	12	15
Net Plant	18,005	16,595
Current Assets
Cash and temporary cash investments (Note A)	121	47
Accounts receivable—customers, less allowance for uncollectible accounts of $43 and $40 in 2007 and 2006, respectively	832	716
Other receivables, less allowance for uncollectible accounts of $3 in 2007 and 2006	251	375
Accounts receivable from affiliated companies	96	138
Fuel oil, at average cost	44	47
Gas in storage, at average cost	170	193
Materials and supplies, at average cost	138	126
Prepayments	81	84
Fair value of derivative assets	3	-
Recoverable energy costs (Notes A and B)	190	213
Deferred derivative losses	44	213
Other current assets	5	4
Total Current Assets	1,975	2,156
Investments	111	91
Deferred Charges, Regulatory Assets and Noncurrent Assets
Regulatory assets (Note B)	4,123	3,764
Other deferred charges and noncurrent assets	345	210
Total Deferred Charges, Regulatory Assets and Noncurrent Assets	4,468	3,974
Total Assets	$24,559	$22,816

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2007	2006
Capitalization and Liabilities
Capitalization
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$8,086	$7,132
Preferred stock (See Statement of Capitalization)	213	213
Long-term debt (See Statement of Capitalization)	7,172	6,925
Total Capitalization	15,471	14,270
Noncurrent Liabilities
Obligations under capital leases (Note J)	22	26
Provision for injuries and damages (Note G)	154	148
Pensions and retiree benefits	638	449
Superfund and other environmental costs (Note G)	271	243
Uncertain income taxes	142	-
Asset retirement obligations (Note Q)	110	96
Fair value of derivative liabilities	17	35
Other noncurrent liabilities	77	72
Total Noncurrent Liabilities	1,431	1,069
Current Liabilities
Long-term debt due within one year	280	330
Notes payable	555	-
Accounts payable	899	866
Accounts payable to affiliated companies	19	14
Customer deposits	234	214
Accrued taxes	30	118
Accrued interest	134	121
Accrued wages	74	71
Fair value of derivative liabilities	63	193
Deferred derivative gains (Note B)	5	5
Deferred income taxes—recoverable energy costs (Note L)	77	87
Other current liabilities	275	233
Total Current Liabilities	2,645	2,252
Deferred Credits and Regulatory Liabilities
Deferred income taxes and investment tax credits (Notes A and L)	4,018	3,682
Regulatory liabilities (Note B)	976	1,524
Other deferred credits	18	19
Total Deferred Credits and Regulatory Liabilities	5,012	5,225
Total Capitalization and Liabilities	$24,559	$22,816

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2007	2006	2005
Operating Revenues (Note A)
Electric	$7,440	$7,052	$6,948
Gas	1,759	1,613	1,630
Steam	686	623	649
Total Operating Revenues	9,885	9,288	9,227
Operating Expenses
Purchased power	3,014	3,052	3,322
Fuel	588	525	526
Gas purchased for resale	978	902	965
Other operations and maintenance	1,780	1,616	1,421
Depreciation and amortization (Note A)	593	545	509
Taxes, other than income taxes	1,263	1,183	1,114
Income taxes (Notes A and L)	392	355	329
Total Operating Expenses	8,608	8,178	8,186
Operating Income	1,277	1,110	1,041
Other Income (Deductions)
Investment and other income (Note A)	41	34	31
Allowance for equity funds used during construction (Note A)	7	5	9
Other deductions	(12)	(12)	(11)
Income taxes (Notes A and L)	-	6	(1)
Total Other Income (Deductions)	36	33	28
Interest Expense
Interest on long-term debt	428	386	350
Other interest	39	65	21
Allowance for borrowed funds used during construction (Note A)	(9)	(5)	(7)
Net Interest Expense	458	446	364
Net Income	855	697	705
Preferred Stock Dividend Requirements	11	11	11
Net Income for Common Stock	$844	$686	$694

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2007	2006	2005
Net Income	$855	$697	$705
Other Comprehensive Income/(Loss), Net of Taxes
Pension plan liability adjustments, net of $(3) and $(2) taxes in 2006 and 2005, respectively	-	(5)	(4)
Unrealized losses on derivatives qualified as cash flow hedges, net of $(1) taxes in 2006	-	(1)	-
Less: Reclassification adjustment for gains included in net income, net of $1 taxes in 2005	-	-	1
Total Other Comprehensive Loss, Net Of Taxes	-	(6)	(5)
Comprehensive Income	$855	$691	$700

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Common Shareholder’s Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
Balance as of December 31, 2004	235,488,094	$589	$1,802	$4,748	$(962)	$(55)	$(6)	$6,116

Net income				705				705
Common stock dividend to parent				(368)				(368)
Cumulative preferred dividends				(11)				(11)
Other comprehensive loss							(5)	(5)
Balance as of December 31, 2005	235,488,094	$589	$1,802	$5,074	$(962)	$(55)	$(11)	$6,437
Net income				697				697
Common stock dividend to parent				(440)				(440)
Capital contribution by parent			450			(3)		447
Cumulative preferred dividends				(11)				(11)
Other comprehensive loss							(6)	(6)
Adjustment to initially apply FASB Statement No. 158, net of tax (Notes E and F)							8	8
Balance as of December 31, 2006	235,488,094	$589	$2,252	$5,320	$(962)	$(58)	$(9)	$7,132
Net income				855				855
Common stock dividend to parent				(548)				(548)
Capital contribution by parent			660			(2)		658
Cumulative preferred dividends				(11)				(11)
Balance as of December 31, 2007	235,488,094	$589	$2,912	$5,616	$(962)	$(60)	$(9)	$8,086

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(Millions of Dollars)	2007	2006	2005
Operating Activities
Net income	$855	$697	$705
Principal Non-Cash Charges/(Credits) to Income
Depreciation and amortization	593	545	509
Deferred income taxes	320	312	(112)
Rate case amortization and accruals	(316)	(218)	(93)
Net transmission and distribution reconciliation	(187)	(115)	(38)
Common equity component of allowance for funds used during construction	(7)	(5)	(9)
Prepaid pension costs (net of capitalized amounts)	(13)	(23)	(43)
Other non-cash items (net)	(17)	(1)	(4)
Changes in Assets and Liabilities
Accounts receivable—customers, less allowance for uncollectibles	(116)	164	(215)
Materials and supplies, including fuel oil and gas in storage	14	(51)	(72)
Other receivables and other current assets	198	(248)	(35)
Prepayments	3	333	(343)
Recoverable energy costs	28	44	(88)
Accounts payable	38	(142)	263
Pensions and retiree benefits	(39)	14	13
Accrued taxes	(82)	15	45
Accrued interest	13	34	7
Deferred charges, noncurrent assets and other regulatory assets	(138)	(197)	(113)
Deferred credits and other regulatory liabilities	(2)	(27)	118
Other assets	-	-	145
Other liabilities	106	32	178
Net Cash Flows from Operating Activities	1,251	1,163	818
Investing Activities
Utility construction expenditures (excluding capitalized support costs of $(63), $(45) and $(11) in 2007, 2006 and 2005, respectively)	(1,816)	(1,737)	(1,530)
Cost of removal less salvage	(187)	(167)	(180)
Common equity component of allowance for funds used during construction	7	5	9
Loan to affiliate	(55)	-	-
Proceeds from sale of properties	30	60	534
Net Cash Flows Used in Investing Activities	(2,021)	(1,839)	(1,167)
Financing Activities
Net proceeds from/(payments of) short-term debt	555	(520)	420
Retirement of long-term debt	(330)	(500)	(578)
Issuance of long-term debt	525	1,700	951
Debt issuance costs	(5)	(14)	(13)
Capital contribution by parent	658	447	-
Dividend to parent	(548)	(440)	(369)
Preferred stock dividends	(11)	(11)	(11)
Net Cash Flows from Financing Activities	844	662	400
Cash and Temporary Cash Investments:
Net Change for the Period	74	(14)	51
Balance at Beginning of Period	47	61	10
Balance at End of Period	$121	$47	$61
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$407	$351	$330
Income taxes	$307	$89	$352

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Capitalization

	Shares outstanding		At December 31,
(Millions of Dollars)	December 31, 2007	December 31, 2006	2007	2006
Total Common Shareholder’s Equity Less Accumulated Other Comprehensive Loss	235,488,094	235,488,094	$8,095	$7,141
Accumulated Other Comprehensive Loss
Pension plan liability adjustments, net of $(9) taxes in 2006			(15)	(15)
Adjustment to initially apply FASB Statement No. 158, net of $(4) taxes in 2006 (Notes E and F)			8	8
Unrealized gains on derivatives qualified as cash flow hedges, net of $(3) taxes in 2006			(4)	(4)
Less: Reclassification adjustment for gains included in net income			(2)	(2)
Total Accumulated Other Comprehensive Loss, Net of Taxes			(9)	(9)
Total Common Shareholder’s Equity (See Statement of Common Shareholder’s Equity and Note C)			8,086	7,132
Preferred Stock (Note C)
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22
Total Preferred Stock			$213	$213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Capitalization

Long-Term Debt (Note C) (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2007	2006
Debentures:
2007	6.45%	1997B	$-	$330
2008	6.25	1998A	180	180
2008	6.15	1998C	100	100
2009	7.15	1999B	200	200
2009	4.70	2004C	275	275
2010	8.125	2000A	325	325
2010	7.50	2000B	300	300
2012	5.625	2002A	300	300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2015	5.375	2005C	350	350
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2028	7.10	1998B	105	105
2028	6.90	1998D	75	75
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.70	2006E	250	250
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2037	6.30	2007A	525	-
Total Debentures			6,385	6,190
Tax-Exempt Debt—Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2032	3.763%	2004B Series 1	127	127
2034	4.467	1999A	293	293
2035	4.60	2004B Series 2	20	20
2036	4.70 (Note O)	2001A	225	222
2036	4.50	2001B	98	98
2039	4.23	2004A	98	98
2039	3.433	2004C	99	99
2039	3.363	2005A	126	126
Total Tax-Exempt Debt			1,086	1,083
Unamortized debt discount			(19)	(18)
Total			7,452	7,255
Less: long-term debt due within one year			280	330
Total Long-Term Debt			7,172	6,925
Total Capitalization			$15,471	$14,270

*	Other than Series 2001A, rates reset weekly or by auction held every 35 days; December 31, 2007 rates shown.

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

Con Edison has two regulated utility subsidiaries: Con Edison of New York and O&R. Con Edison of New York provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that owns, leases or operates generating plants and participates in other infrastructure projects. In December 2007, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, agreed to sell their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 megawatts. See Note U to the financial statements.

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

Rates used for AFDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to

Notes to the Financial Statements — Continued

borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFDC rates for Con Edison of New York were 7.3 percent, 6.7 percent and 7.4 percent for 2007, 2006 and 2005, respectively. The AFDC rates for O&R were 5.2 percent, 5.0 percent and 3.9 percent for 2007, 2006 and 2005, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rate for Con Edison of New York was 2.9 percent for 2007, 2006 and 2005. The average depreciation rates for O&R were 2.8 percent for 2007 and 2006 and 2.9 percent for 2005.

The estimated lives for utility plant for Con Edison of New York range from 5 to 80 years for electric, 5 to 85 years for gas, 5 to 70 years for steam and 5 to 50 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 65 years for electric, 5 to 75 years for gas and 5 to 55 years for general plant.

At December 31, 2007 and 2006, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Electric
Generation	$344	$319	$344	$319
Transmission	1,857	1,675	1,733	1,564
Distribution	10,498	9,612	9,954	9,095
Gas*	2,729	2,599	2,424	2,307
Steam	1,458	1,430	1,458	1,430
General	1,142	1,069	1,055	990
Held for future use	57	47	52	43
Construction work in progress	1,028	872	973	832
Net utility plant	$19,113	$17,623	$17,993	$16,580

*	Primarily distribution.

Non-Utility Plant

Non-utility plant is stated at original cost. For the Utilities, non-utility plant consists primarily of land and telecommunication facilities that are currently not used within electric, gas or steam utility operations. For Con Edison’s competitive energy businesses, non-utility plant consists primarily of electric generating facilities. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives, which range from 3 to 75 years. See Note U.

The average non-utility plant depreciation rates for Con Edison Development were 2.5 percent for 2007 and 2.8 percent for 2006 and 2005.

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

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” Con Edison Development recognized pre-tax impairment charges of $7 million and $6 million in 2007 and 2006, respectively related to its equity investment in a 29 MW electric generating plant in Michigan. Con Edison also wrote-off its cost-based investment of $6 million in 2007 related to a supply chain services company due to a decline in the investment’s value that was deemed to be other than temporary.

Revenues

The Utilities and Con Edison Solutions recognize revenues for electric, gas and steam service on a monthly billing cycle basis. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the New York State Public Service Commission (PSC) to be retained by the Utilities, for refund to firm gas sales and transportation customers. O&R and Con Edison Solutions accrue revenues at the end of each month for estimated energy service not yet billed to customers, while Con Edison of New York does not accrue such revenues, in accordance with current regulatory agreements. Unbilled revenues included in Con Edison’s balance sheet at December 31, 2007 and 2006 were $149 million and $122

Notes to the Financial Statements — Continued

million, respectively. Con Edison of New York estimates its unbilled revenues at December 31, 2007 and 2006 to be approximately $410 million and $357 million, respectively.

The PSC requires utilities to record gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expense). The recovery of these taxes is generally provided for in the revenue requirement within each of the respective PSC approved rate plans.

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

Federal Income Tax

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Companies have recorded an accumulated deferred federal income tax liability for temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, the Utilities have recovered amounts from customers for a portion of the tax liability they will pay in the future as a result of the reversal or “turn-around” of these temporary differences. As to the remaining tax liability, in accordance with SFAS No. 71, the Utilities have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. See Notes B and L. In 1993, the PSC issued a Policy Statement approving accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates. In January 2007, the Companies adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109. See Note L.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction to future federal income tax expense.

Notes to the Financial Statements — Continued

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

Research and Development Costs

Generally research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2007	2006	2005
Con Edison	$15	$14	$14
Con Edison of New York	$14	$13	$14

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

Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2007	2006	2005
Income from continuing operations	$925	$740	$745
Gain/(Loss) from discontinued operations, net of tax	4	(3)	(26)
Net income	$929	$737	$719
Weighted average common shares outstanding – Basic	266.3	249.3	243.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.0	1.0	0.8
Adjusted weighted average common shares outstanding – Diluted	267.3	250.3	244.7
Earnings per Common Share – Basic
Continuing operations	$3.48	$2.97	$3.05
Discontinued operations	0.01	(0.01)	(0.10)
Net income	$3.49	$2.96	$2.95
Earnings per Common Share – Diluted
Continuing operations	$3.46	$2.96	$3.04
Discontinued operations	0.01	(0.01)	(0.10)
Net income	$3.47	$2.95	$2.94

The computation of diluted earnings per share does not exclude any Con Edison common shares for the year ended December 31, 2007 because the exercise prices on the options did not exceed the average closing market price during this period. The computation of diluted earnings per share excludes 0.1 million and 0.9 million Con Edison common shares for the years ended December 31, 2006 and 2005, respectively, because the exercise prices on the options exceeded the average closing market price during these periods.

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

Notes to the Financial Statements — Continued

Note B—Regulatory Matters

Rate Agreements

Con Edison of New York—Electric

In March 2005, the PSC approved a Joint Proposal by Con Edison of New York, the staff of the PSC and other parties with respect to the rates the company can charge its customers for electric delivery service (the 2005 Electric Rate Agreement). The 2005 Electric Rate Agreement covers the three-year period April 2005 through March 2008, pursuant to which Con Edison of New York’s electric base rates were increased $104.6 million, effective April 1, 2005, and were increased an additional $220.4 million (of which $60 million was accrued over the period beginning April 1, 2006 to March 31, 2007), effective April 1, 2007. In addition, the company retains the first $60 million of auction proceeds from the sale of transmission rights on the company’s transmission system in each of the three years. The rate increases also include the amortization of certain regulatory assets and liabilities. The net effect of this amortization is a non-cash increase in electric revenues of $128 million, $173 million and $249 million in the first, second and third rate years, respectively.

The 2005 Electric Rate Agreement provides for annual reconciliations of the differences between the actual amount of transmission and distribution utility plant, net of depreciation (Net T&D) and the actual amount of certain operating costs experienced over the term of the agreement, as compared in each case to the amounts reflected in electric rates.

If the actual Net T&D is greater than the Net T&D reflected in rates, the company will accrue a regulatory asset and increase its revenues by the revenue requirement impact of such difference (i.e., a return on investment, depreciation and income taxes). If the actual Net T&D is less than the Net T&D reflected in rates, the company will accrue a regulatory liability and decrease its revenues by the revenue requirement impact of such difference. For the period from April 1, 2005 through December 31, 2007, actual Net T&D has exceeded the Net T&D reflected in rates by $1.4 billion. The company accrued revenues of $187 million, $115 million and $38 million in 2007, 2006 and 2005, respectively, to reflect the revenue requirement impact of the Net T&D difference. In accordance with the 2005 Electric Rate Agreement, the accrued revenues were offset at the end of each rate year with a like amount of regulatory liabilities.

Under the 2005 Electric Rate Agreement, if the actual amount of pension or other postretirement benefit costs, environmental remediation costs and, if the variation exceeds 2.5 percent, property taxes or the cost of moving facilities to avoid interfering with government projects is greater than the respective amount for each such cost reflected in rates, the company will accrue a regulatory asset for the difference and defer recognition in income of the difference. If the actual amount is less than the amount reflected in electric rates, the company will accrue a regulatory liability for the difference and defer recognition in income of the difference. As a result of the cost reconciliations, in 2007, 2006 and 2005, the company deferred expenses of $35 million, $30 million and $17 million, respectively.

Under the 2005 Electric Rate Agreement, for each rate year, any earnings attributable to the company’s electric business, excluding the effect of the incentives and revenue reductions discussed below, (Adjusted Earnings) between an 11.4 percent and a 13 percent return on equity (based on the company’s actual capitalization, subject to a maximum ratio of 50 percent) are to be used to offset 50 percent of any regulatory asset to be recorded in that year resulting from the cost reconciliations. See “Regulatory Assets and Liabilities,” below in this Note B. The company can retain 50 percent of any remaining above-target Adjusted Earnings, with the balance being deferred for the benefit of customers. If Adjusted Earnings exceed a 13 percent return, no regulatory asset resulting from the cost reconciliations is to be accrued, but the company can retain 25 percent of the above-target Adjusted Earnings, with the balance being deferred for the benefit of customers.

In accordance with the 2005 Electric Rate Agreement, at December 31, 2005, Con Edison of New York estimated that its Adjusted Earnings for the rate year ending March 31, 2006 would exceed an 11.4 percent return on equity by $59 million, of which $47 million was accounted for as an offset to regulatory assets arising from the cost reconciliations and $6 million was reserved for customer benefit. Actual Adjusted Earnings for the rate year exceeded this target by $38 million. Accordingly, in the first quarter of 2006, the company reduced the regulatory asset offset by $9 million and eliminated the $6 million reserve for customer benefit (which had the effect of increasing revenues for 2006 by $15 million). At December 31, 2007 and 2006, Con Edison of New York estimated that its Adjusted Earnings for the rate years ending March 31, 2007 and March 31, 2008 would not exceed an 11.4 percent return on equity.

The 2005 Electric Rate Agreement also provides for the continuation of the rate provisions pursuant to which the company recovers its potential strandable costs and its purchased power and fuel costs from customers.

The 2005 Electric Rate Agreement includes potential positive earnings adjustments (incentives) if the company meets certain standards for its retail access and demand side management programs, and potential negative earnings adjustments (revenue reductions), which could be substantial, if it does not meet certain standards for (i) frequency and duration of service interruptions; (ii) major outages; (iii) repair, removal or

Notes to the Financial Statements — Continued

replacement of damaged poles, temporary shunts, street lights, traffic signals and circuit breakers; and (iv) customer service. In 2007, the company recorded an incentive for demand side management initiatives of $11 million. In 2007 and 2006, the company recorded incentives of $4 million and $6 million, respectively, associated with its efforts to promote retail access in its service territory. In 2007 and 2006, the company recorded revenue reductions of $9 million and $18 million, respectively, for not meeting certain standards for frequency and duration of service interruptions and in 2005, $8 million was recorded for duration of service interruptions. See “Power Outage Proceedings” below in Note B.

In accordance with the 2005 Electric Rate Agreement, the company recognized a $100 million pre-tax charge in 2004 to resolve certain issues raised in the proceeding, relating primarily to prior period pension credits.

In May 2007, Con Edison of New York filed a request with the PSC for an electric rate increase of $1,225 million effective April 1, 2008. The PSC is expected to rule on the company’s request in March 2008.

In January 2008, PSC administrative law judges (ALJs) issued a decision recommending that the PSC grant the company an electric rate increase, effective April 1, 2008, of approximately $600 million. The ALJs also recommended that the PSC consider making up to $330 million of the rate increase, which relates to the company’s construction expenditures, temporary and subject to refund to customers pending the results of a management and operations audit to be performed by an auditor to be selected by the PSC. Additionally, the ALJs recommended that a total of $200 million of regulatory assets relating to the Net T&D reconciliation that were offset against regulatory liabilities in 2006 and 2007 also be subject to refund pending the results of the audit. The ALJs’ recommended decision reflected the following major items:

•	a return on common equity of 9.0 percent instead of the return on common equity of 11.5 percent requested by the company;

•

increasing to $150 million from $60 million the level of revenues that, for purposes of setting rates, is assumed the company will receive and retain from the sale of transmission rights on the company’s transmission system;

•	a higher sales forecast, certain rate base reductions, decreases in advertising and certain other programs and longer amortization periods for certain regulatory assets;

•

a one-year rate period, which would discontinue the provisions of the 2005 Electric Rate Agreement under which property taxes, environmental remediation expenses and costs to move facilities to avoid interfering with government projects are reconciled to amounts reflected in rates;

•

that the potential negative earnings adjustment (revenue reductions) provisions of the 2005 Electric Rate Agreement be continued and expanded at amounts at or above current levels, to be determined by the PSC; and

•	a revenue decoupling mechanism.

In general, revenue decoupling mechanisms are intended to promote energy efficiency by breaking the linkage between energy sales and utility revenues and/or profits and, thereby, eliminate the disincentive a utility would have to promote energy efficiency. Under a revenue decoupling mechanism, the utility’s actual energy delivery revenues would be compared, on a periodic basis, with the authorized delivery revenues or revenues per customer, with the difference accrued, with interest, for refund to, or recovery from, customers, as applicable.

O&R—Electric

In October 2003, the PSC approved an agreement among O&R, the staff of the PSC and other parties with respect to the rates O&R can charge to its New York customers for electric service. The electric agreement, which covered the period from July 2003 through October 2006, provided for no changes to electric base rates and provided for the amortization and offset of regulatory assets and liabilities, the net effect of which was to reduce electric operating income by a total of $11 million (pre tax) over the period covered by the agreement. The agreement provided for recovery of energy costs from customers on a current basis. It also provided for O&R to share equally with customers earnings above a 12.75 percent return on common equity during the three-year period from July 2003 through June 2006. Beginning July 2006, O&R was not subject to earnings sharing. Pursuant to these provisions, $3.6 million and $6.7 million was deferred for future customer benefit in 2006 and 2005, respectively.

In October 2007, the PSC issued an order that continues O&R’s rates for electric service rendered in New York at current levels. The order, which is based on an allowed annual rate of return on common equity of 9.1 percent increased, effective July 1, 2007, by $13.1 million annually the amount recognized for pension and other postretirement benefit costs. Because O&R, in accordance with applicable New York regulatory provisions, defers the difference between the actual amount of such costs and the amounts for such costs reflected in rates, the effect of the increase was to decrease the company’s deferrals of such costs and increase other operations and maintenance expense by a like amount. As required by the order, the company also reduced other operating revenues and recorded a regulatory liability of $3 million for earnings attributable to its New York electric business in excess of a 9.1 percent annual rate of return on

Notes to the Financial Statements — Continued

common equity applicable to the period March through June 2007. In June 2007, O&R commenced an action in New York State Supreme Court seeking to annul the March 2007 PSC order that initiated the proceeding in which the October 2007 order was issued.

In August 2007, O&R filed a request with the PSC for an increase in the rates it charges for electric service rendered in New York, effective July 2008, of $47.8 million. The filing reflects a return on common equity of 11.5 percent and a common equity ratio of 48.6 percent. The filing proposes continuation of the current provisions with respect to recovery from customers of the cost of purchased power, and the reconciliation of actual expenses allocable to the electric business to the amounts for such costs reflected in electric rates for pension and other postretirement benefit costs, environmental and research and development costs. In October 2007, O&R submitted to the PSC a revenue decoupling proposal applicable to the company’s electric service in New York. In November 2007, O&R updated its rate request to reflect the impact of applying all available credits, including $3.3 million of earnings above the 9.1 percent allowed ROE during March through June 2007, as directed by the PSC in its October 2007 Order. The impact of this and other changes reduced the requested rate increase to $43.7 million. In December 2007, PSC Staff submitted direct testimony and exhibits supporting a $17.5 million rate increase, based on a return on equity of 8.9 percent and an equity ratio of 48 percent. A decision in this case is expected in June 2008.

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

In March 2007, the NJBPU approved a new three-year electric base rate plan for RECO that went into effect on April 1, 2007. The plan provides for a $6.4 million rate increase during the first year, with no further increase during the final two years. The plan reflects a return on common equity of 9.75 percent and a common equity ratio of 46.5 percent of capitalization.

Con Edison of New York—Gas

In September 2004, the PSC approved a Joint Proposal by Con Edison of New York, the staff of the PSC and other parties with respect to the rates the company could charge its customers for gas and steam services. The approved gas rate plan covered the three-year period October 2004 through September 2007, and provided for an increase in gas base rates of $46.8 million, effective October 1, 2004, with deferral accounting to be used to allocate the income statement effect of the increase over the term of the agreement. The rate increase was net of a $17.5 million pre-tax charge to gas operating revenues, which the company recognized in 2004, to resolve certain issues raised in the proceeding, relating primarily to the treatment of prior period pension credits. In addition to this rate increase, the company retained the first $35 million of net revenues from non-firm customer transactions in each year of the plan. The rate increase also included the amortization of certain regulatory assets and liabilities. The net effect of this amortization was a non-cash increase in gas revenues of $41 million over the period of the three-year rate plan.

Additional provisions of the gas rate plan included: equal sharing with customers of earnings above an 11.75 percent return on common equity (earnings for the rate years ended September 2005, 2006 and 2007 were below this level); reconciliation of pension and other post-employment benefit costs allocable to the gas business to the amounts for such costs reflected in rates, with the difference deferred as a regulatory asset or liability, as the case may be, for future recovery from or refund to customers; opportunities to retain for shareholders a percentage of annual gas net revenues from non-firm customer transactions (20 percent of revenues between $35 million and $50 million, 25 percent between $50 million and $70 million and 10 percent over $70 million), and to earn an incentive of up to $8.5 million over the period of the rate plan depending upon the number of customers that migrate to retail access; continuation of provisions for the recovery from customers on a current basis of the cost of purchased gas and for the recovery of environmental remediation expenses; continuation of provisions pursuant to which the effects of weather on gas income are moderated; and continuation of the deferral as a regulatory asset or liability, subject to certain limitations, of differences between actual costs and amounts reflected in rates for property taxes and interference costs.

In September 2007, the PSC approved the Joint Proposal that Con Edison of New York had entered into in June 2007 with the staff of

Notes to the Financial Statements — Continued

the PSC and other parties with respect to the rates the company can charge its customers for gas service. The Joint Proposal had provided for rate increases of $84.6 million, $32.7 million and $42.7 million, effective October 1, 2007, 2008 and 2009, respectively, along with annual funding for new energy efficiency programs of $14 million. The PSC modified the Joint Proposal to provide for levelized annual rate increases of $67.5 million in each year of the three year rate plan, by accruing, over the first rate year as gas service is provided, $31.1 million of revenues and a related regulatory asset, which, together with interest, will be billed to customers in the second and third rate years.

The Joint Proposal continues the previous gas rate plan provisions with respect to recovery from customers of the cost of purchased gas and environmental remediation expenses; continuation of provisions pursuant to which the effects of weather on gas income are moderated; and the reconciliation of actual expenses allocable to the gas business to the amounts for such costs reflected in gas rates for pension and other postretirement benefit costs, property taxes and interference costs. Additional provisions of the gas rate plan include: a revenue decoupling mechanism and equal sharing with customers of earnings above a 10.7 percent return on common equity (earnings for the year ended December 31, 2007 include a $10 million regulatory liability for earnings above the 10.7 percent threshold for the rate year ending September 30, 2008).

O&R—Gas

In October 2003, the PSC approved a gas rate agreement among O&R, the PSC staff and other parties. This agreement, which covered the period November 2003 through October 2006, provided for annual increases in gas base rates of $9 million effective November 2003, $9 million effective November 2004 and $5 million effective November 2005. The agreement provided for O&R to share equally with customers earnings in excess of an 11 percent return on common equity. Earnings for the rate years ended October 2004, 2005 and 2006 were below this level. The rate agreement also included the amortization of certain regulatory assets and liabilities. The net effect of this amortization was a non-cash increase in gas revenues of $2 million over the period of the three-year rate plan.

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

Earnings attributable to its gas business excluding any revenue reductions (O&R Adjusted Earnings) up to an 11 percent annual return on common equity (based upon the actual average common equity ratio, subject to a maximum 50 percent of capitalization) are retained by the company. O&R Adjusted Earnings above an 11 percent return are to be used to offset up to one-half of any regulatory asset to be recorded in that year resulting from the cost reconciliations (discussed in the preceding paragraph). One-half of any remaining O&R Adjusted Earnings between 11 and 12 percent return are retained by the company, with the balance being deferred for the benefit of customers. Thirty-five percent of any remaining O&R Adjusted Earnings between a 12 and 14 percent return are retained by the company, with the balance deferred for the benefit of customers. Any remaining O&R Adjusted Earnings above a 14 percent return are to be deferred for the benefit of customers. For purposes of these earnings sharing provisions, if in any rate year O&R Adjusted Earnings is less than 11 percent, the shortfall will be deducted from O&R Adjusted Earnings for the other rate years. The earnings sharing thresholds will each be reduced by 20 basis points if certain objectives relating to the company’s retail choice program are not met. In 2007, O&R recorded a $1.3 million regulatory liability for earnings in excess of the 11 percent target return on equity for the rate year ended October 31, 2007.

The rate plan also includes up to $1 million of potential revenue reductions in the first year of the agreement, increasing up to

Notes to the Financial Statements — Continued

$1.2 million, if the company does not comply with certain requirements regarding safety and customer service. In 2007, O&R recorded a $0.2 million regulatory liability for not complying with certain requirements regarding safety and customer service for the rate year ended October 31, 2007.

Con Edison of New York—Steam

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

Earnings attributable to the steam business, excluding the net revenue effect of steam sales related to colder-than-normal weather and certain other items, (Steam Adjusted Earnings) for a rate year up to 11 percent return on common equity (based upon the actual average common equity ratio, subject to a maximum of 50 percent of capitalization) are retained by the company. Steam Adjusted Earnings between 11 and 12 percent are to be used first to offset up to one-half of any regulatory asset recorded in the year resulting from the cost reconciliations (discussed in the preceding paragraph) for the rate year. The company then retains one-half of any remaining such Steam Adjusted Earnings, with the balance being deferred for the benefit of customers. Any Steam Adjusted Earnings in excess of a 12 percent return on common equity are to be used first to offset any regulatory asset resulting from the cost reconciliations, with the company retaining one-quarter of any remaining Steam Adjusted Earnings and the balance being deferred for the benefit of customers. The earnings sharing thresholds would each be reduced by 20 basis points if certain requirements are not met. Earnings for the rate year ended September 30, 2007 were below the 11 percent return on common equity.

The rate plan also includes up to approximately $4 million of potential revenue reductions if the company does not comply with certain requirements regarding steam business development and certain other matters. There were no revenue reductions recorded for the rate year ending September 30, 2007.

In November 2007, the company filed with the PSC for an increase in steam base rates of $127 million, or 19 percent overall, effective October 1, 2008. The filing reflects a return on common equity of 11.5 percent and a common equity ratio of 48.4 percent. The filing also includes a proposal for a three-year rate plan, with additional increases of $22 million and $15 million effective October 1, 2009 and 2010, respectively. The company also proposed to implement a steam revenue adjustment mechanism, new energy efficiency and demand reduction programs, and to continue business development programs.

In February 2008, the PSC initiated a proceeding to determine the prudence of the company’s actions and practices relating to the July 2007 steam main rupture and, if the company was not prudent, whether and to what extent the expenses and capital expenditures the company has incurred, or in the future will incur, as result of the July 2007 steam main rupture should be borne by the company’s ratepayers or whether additional remedies would be appropriate. See “Manhattan Steam Main Rupture” in Note H.

Notes to the Financial Statements — Continued

Regulatory Assets and Liabilities

Regulatory assets and liabilities at December 31, 2007 and 2006 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Regulatory assets
Unrecognized pension and other postretirement costs	$2,106	$1,929	$1,956	$1,776
Future federal income tax	1,112	995	1,057	941
Environmental remediation costs	378	318	312	255
Pension and other postretirement benefits deferrals	152	157	96	98
World Trade Center restoration costs	154	147	154	147
Net T&D reconciliation	142	94	142	94
Revenue taxes	77	68	75	67
O&R transition bond charges	63	67	-	-
Recoverable energy costs	50	55	50	55
Unbilled gas revenue	44	44	44	44
Workers’ compensation	41	42	41	42
Other retirement program costs	16	20	16	20
Electric rate increase accrual	14	44	14	44
Asbestos-related costs	10	10	10	10
Deferred derivative losses – long-term	5	18	4	15
Other	167	171	152	156
Regulatory assets	4,531	4,179	4,123	3,764
Deferred derivative losses – current	45	237	44	213
Recoverable energy costs – current	213	235	190	213
Total Regulatory Assets	$4,789	$4,651	$4,357	$4,190
Regulatory liabilities
Allowance for cost of removal less salvage	$422	$492	$362	$432
Gain on sale of First Avenue properties	124	144	124	144
Prior year deferred tax amortization	51	81	51	81
NYS tax law changes	42	38	41	28
Interest on federal income tax refund	41	41	41	41
Property tax reconciliation	41	39	41	39
Transmission congestion contracts	40	96	40	96
Net electric deferrals	33	164	33	164
O&R refundable energy costs	29	40	-	-
Net steam deferrals	21	48	21	48
Deferred derivative gains – long-term	21	2	8	1
EPA SO2 allowance proceeds – electric and steam	18	106	18	106
2004 electric, gas and steam one-time rate agreement charges	16	85	16	85
Gain on sale of W. 24th St. property	10	46	10	46
DC service incentive	10	13	10	13
Gas interruptible sales credits	10	8	10	8
Gas excess earnings	10	-	10	-
Other	158	214	140	192
Regulatory liabilities	1,097	1,657	976	1,524
Deferred derivative gains – current	10	6	5	5
Total Regulatory Liabilities	$1,107	$1,663	$981	$1,529

Notes to the Financial Statements — Continued

During 2007 and 2006, in accordance with the 2005 Electric Rate Agreement, Con Edison of New York offset $265 million and $141 million, respectively, of regulatory liabilities against an equal amount of regulatory assets.

For 2007, the regulatory liabilities settled related primarily to proceeds from the sale of SO2 allowances, prior year’s transmission congestion contracts auction proceeds, gains from the sale of properties, revenue reductions related to customer outages, and the cost reconciliations for property taxes and interference costs.

The regulatory assets recovered related primarily to the Net T&D reconciliation and cost reconciliations for pension and other postretirement benefit costs.

For 2006, the regulatory liabilities settled related primarily to Adjusted Earnings in excess of an 11.4 percent return on equity, refunds received from the NYISO, and the cost reconciliations for property taxes and interference costs. The regulatory assets recovered related primarily to the Net T&D reconciliation and cost reconciliations for pension and other postretirement benefit costs and environmental remediation costs.

At December 31, 2007 and 2006, net regulatory assets relating to the Net T&D reconciliation amounted to $142 million and $94 million, respectively. Consistent with the 2005 Electric Rate Agreement, the company expects to recover the regulatory assets related to the Net T&D reconciliation, in March 2008, by offsetting it against an equal amount of regulatory liabilities.

“Unrecognized pension and other postretirement costs” represents the net regulatory asset associated with Con Edison’s adoption of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88,106, and 132(R)” (SFAS No. 158) in December 2006. See Notes E and F.

“World Trade Center restoration costs” represents the non-capital costs (net of federal reimbursement and insurance recoveries) incurred by Con Edison of New York for emergency response to the September 11, 2001 attack on the World Trade Center, and for restoration of electric, gas and steam transmission and distribution facilities damaged in the attack. Non-capital costs include primarily the costs of moving facilities to avoid interfering with governmental projects (interference costs) and interest on capital and non-capital costs previously deferred. Con Edison of New York expects the PSC to permit recovery from customers of all costs relating to the World Trade Center attack (net of any federal reimbursement, insurance payments and tax savings). The company’s current rate agreements provide for recovery from customers of $25.8 million annually of these World Trade Center restoration costs.

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

The $81 million “prior year deferred tax amortization” at December 31, 2006 represents the revenue equivalent of $48 million for the amortization of deferred taxes in the years 2000 to 2004 that was not recorded during that period. The correction was recognized in 2005 with this balance deferred as a regulatory liability pending disposition by the PSC. In September 2007, the PSC granted Con Edison of New York’s petition associated with this regulatory liability by directing the company to credit customers $51 million to reflect the impact on electric and steam rates of correcting the amortization of these deferred taxes. Accordingly, the company reduced this regulatory liability to $51 million. The impact of this accounting was a $17 million benefit to net income in 2007.

Notes to the Financial Statements — Continued

Power Outage Proceedings

During a July 2006 heat wave, electric service was interrupted to a number of Con Edison of New York’s customers, predominantly in the company’s Long Island City distribution network in Queens, New York. Also, a number of the company’s customers in Westchester County, New York, experienced weather-related outages in 2006.

In April 2007, the PSC expanded its ongoing proceeding investigating the Queens outage to also consider the prudence of the company’s conduct with respect to the outage. In February 2008, a PSC administrative law judge expanded the proceeding to also include an examination of whether the company was grossly negligent or acted in wanton disregard of the consequences with respect to the outage. The investigation has been reviewing the circumstances surrounding the outage, the company’s response, communication and restoration efforts, the need for changes to the company’s practices and procedures and the costs incurred by the company related to the outage. The PSC indicated that the prudence examination should consider and address, among other things: (i) the reasonableness of the company’s response to the outage, its monitoring of its distribution system, its use of available information, its procedures for determining whether to shut down the Long Island City network (and the prudence of its decision not to do so) and its operation and maintenance of equipment in the Long Island City network; and (ii) whether and to what extent, the expenses and capital expenditures associated with the outage that the company has incurred, or may incur, should be borne by the company’s customers. In February 2007, the PSC staff issued a report on the outage which, among other things, includes the PSC staff’s (i) finding that the overriding cause of the outage was the company’s failure to adequately operate, maintain and oversee the Long Island City network, (ii) conclusion that the company should have, but failed to, shut down the Long Island City network to minimize the impact of the outage to customers, and (iii) recommendation that the PSC initiate a proceeding to consider the prudence of the company’s actions or inactions during the outage.

The PSC is also reviewing the Westchester outages, and has ordered the company to show cause why it should not be liable for certain food spoilage claims in connection with the September 2006 outage in Westchester resulting from Tropical Storm Ernesto.

The PSC engaged an independent third party consultant to audit the company’s performance in response to outage emergencies and planning for restoration of service. In October 2007, the consultant issued its report which identified opportunities for improvement in emergency response, policy, organization, performance and communication. The consultant, among other things, recommended that (i) the company prepare a multi-year strategic plan focusing on system reliability, emergency preparedness, and major outage prevention and event restoration; (ii) the company restructure its emergency organizational function in accordance with the strategic plan; and (iii) a comprehensive study be done to determine if the company is providing adequate resources to support its infrastructure.

From July 2006 through December 31, 2007, Con Edison of New York had paid $14 million, $5 million of which was reimbursed by insurers, to compensate customers for spoilage of food and other perishables resulting from the Queens outage, incurred estimated operating costs of $40 million, $1 million of which was reimbursed by insurers, invested $50 million in capital assets and retirements in the Long Island City network after the Queens outage, and reduced revenues under its 2005 Electric Rate Agreement by $18 million relating to customer outages. Twenty lawsuits have been filed against the company in connection with the Queens outage seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption.

The tariff provisions under which Con Edison of New York provides electric service limits the company’s liability to pay for damages resulting from service interruptions to circumstances in which the company was grossly negligent and provides reimbursement to electric consumers for spoilage losses resulting from service interruptions in certain circumstances. In general, under the tariff provisions approved by the PSC in November 2007, the company is obligated to reimburse affected residential and commercial customers for food spoilage of up to $450 and $9,000, respectively and reimburse affected residential customers for prescription medicine spoilage losses without limitation on amount per claim. Reimbursement of such spoilage losses is limited to a maximum aggregate of $15 million for an outage. The company is not required to provide reimbursement for outages attributable to generation or transmission system facilities or events beyond its control, such as storms, provided the company makes reasonable efforts to restore service as soon as practicable.

The Companies believe that their financial statements appropriately reflect in all material respects the outage and related proceedings based upon available information but are unable to predict whether the outages and any related proceedings will have any further material adverse effect on their results of operations or have a material adverse effect on their financial position or liquidity.

Notes to the Financial Statements — Continued

Note C – Capitalization

Common Stock

At December 31, 2007 and 2006, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities and the competitive energy businesses. Con Edison of New York owns 21,976,200 shares of Con Edison stock, which it purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. Con Edison of New York presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

Capitalization of Con Edison

The outstanding capitalization for each of the Companies is shown on its Consolidated Statement of Capitalization, and for Con Edison includes the Utilities’ outstanding preferred stock and debt.

Preferred Stock of Con Edison of New York

As of December 31, 2007, 1,915,319 shares of Con Edison of New York’s $5 Cumulative Preferred Stock (the “$5 Preferred”) and 375,626 shares of its Cumulative Preferred Stock ($100 par value) were outstanding.

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

Long-term Debt

Long-term debt maturing in the period 2008-2012 is as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
2008	$809	$280
2009	478	475
2010	684	625
2011	3	-
2012	304	300

The Utilities have issued $324 million of tax-exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and is subject to tender by bondholders for purchase by the Utilities.

Long-term debt is stated at cost, which in total, as of December 31, 2007, approximates fair value (estimated based on current rates for debt of the same remaining maturities), except for $225 million of Con Edison of New York’s tax-exempt financing. See “Interest Rate Hedging” in Note O.

At December 31, 2007 and 2006, long-term debt of Con Edison included $40 million and $42 million, respectively, of Transition Bonds issued by O&R’s New Jersey utility subsidiary through a special purpose entity (See Note B). At December 31, 2007 and 2006, long-term debt of Con Edison included: $80 million (included in current and non-current liabilities held for sale) and

Notes to the Financial Statements — Continued

$98 million, respectively, of non-recourse debt of a Con Edison Development subsidiary collateralized by a pledge of the Lakewood power plant, a related power purchase agreement and project assets; and $326 million (which was classified as long-term debt due within one year) and $330 million, respectively, of debt secured by the Newington power plant and related assets. See Note P. At December 31, 2007 and 2006, restricted cash relating to the operations of the Lakewood plant was $13 million (included in current assets held for sale) and $16 million, respectively. See Note U.

Significant Debt Covenants

There are no significant debt covenants under the financing arrangements for the debentures of Con Edison or Con Edison of New York, other than obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other corporation unless certain conditions are met, and no cross default provisions. The tax-exempt financing arrangements of the Utilities are subject to these covenants and the covenants discussed below. The Companies believe that they were in compliance with their significant debt covenants at December 31, 2007.

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

Note D – Short-Term Borrowing

In June 2006, Con Edison and the Utilities entered into an Amended and Restated Credit Agreement (Credit Agreement) under which banks are committed to provide loans and letters of credit, on a revolving credit basis. In June 2007, the Credit Agreement, which was to expire in June 2011, was extended for an additional year. Under the Credit Agreement, there is a maximum of $2.25 billion ($2.2 billion in the additional year) of credit available, with the full amount available to Con Edison of New York and $1 billion available to Con Edison. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement.

At December 31, 2007, Con Edison had $840 million of commercial paper outstanding of which $555 million was outstanding under Con Edison of New York’s program. The weighted average interest rate was 5.5 percent and 5.6 percent for Con Edison and Con Edison of New York, respectively. At December 31, 2006, Con Edison had $117 million of commercial paper outstanding at a weighted average interest rate of 5.4 percent, none of which was outstanding under Con Edison of New York’s program.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company and declare any amounts owed by that company under the Credit Agreement immediately due and payable. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2007, this ratio was 0.50 to 1 for Con Edison and 0.49 to 1 for Con Edison of New York); having liens on its assets in an aggregate amount exceeding 5 percent of its consolidated total capital, subject to certain exceptions; and the failure by the company, following any applicable notice period, to meet certain other customary covenants. The fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. At December 31, 2007 and 2006, $58.7 million and $15.8 million of letters of credit were outstanding under the Credit Agreement, respectively.

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

Notes to the Financial Statements — Continued

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

In accordance with its current electric, gas and steam rate agreements, Con Edison of New York is deferring the difference between expenses recognized under SFAS No. 87 and the rate allowance. Generally, O&R has also been deferring such difference pursuant to its rate agreements. See Note B.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for 2007, 2006 and 2005 were as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2007	2006	2005	2007	2006	2005
Service cost – including administrative expenses	$131	$133	$118	$122	$123	$108
Interest cost on projected benefit obligation	491	460	430	459	430	402
Expected return on plan assets	(646)	(620)	(642)	(618)	(595)	(618)
Amortization of net actuarial (gain)/loss	160	126	81	139	105	64
Amortization of prior service costs	11	13	13	9	11	12
Net periodic benefit cost	$147	$112	$-	$111	$74	$(32)
Amortization of regulatory asset*	4	4	4	4	4	4
Total periodic benefit cost	$151	$116	$4	$115	$78	$(28)
Cost capitalized	(50)	(34)	2	(41)	(26)	9
Cost deferred	(86)	(108)	(44)	(87)	(95)	(33)
Cost charged (credited) to operating expenses	$15	$(26)	$(38)	$(13)	$(43)	$(52)

*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

Funded Status

The funded status at December 31, 2007, 2006 and 2005 was as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2007	2006	2005	2007	2006	2005
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$8,300	$8,083	$7,315	$7,767	$7,557	$6,840
Service cost – excluding administrative expenses	130	131	116	121	122	107
Interest cost on projected benefit obligation	491	460	430	459	430	402
Plan amendments	-	1	-	-	1	-
Net actuarial loss	179	5	577	165	11	538
Benefits paid	(404)	(380)	(355)	(375)	(354)	(330)
Projected Benefit Obligation at end of Year	$8,696	$8,300	$8,083	$8,137	$7,767	$7,557
Change in Plan Assets
Fair value of plan assets at beginning of year	$8,124	$7,511	$7,254	$7,780	$7,214	$6,985
Actual return on plan assets	570	930	609	545	892	586
Employer contributions	140	103	34	104	66	2
Benefits paid	(404)	(380)	(355)	(375)	(354)	(330)
Administrative expenses	(30)	(40)	(31)	(29)	(38)	(29)
Fair Value of Plan Assets at end of Year	$8,400	$8,124	$7,511	$8,025	$7,780	$7,214
Funded status	$(296)	$(176)	$(572)	$(112)	$13	$(343)

Unrecognized net loss	1,640	1,516	1,908	1,524	1,397	1,750
Unrecognized prior service costs	52	63	75	42	51	62
Net Prepaid Benefit Cost	$-	$-	$1,411	$-	$-	$1,469
Accumulated Benefit Obligation	$7,927	$7,534	$7,297	$7,392	$7,025	$6,796

Notes to the Financial Statements — Continued

In December 2006, Con Edison adopted SFAS No. 158. This Statement requires an employer to recognize an asset or liability for the overfunded or underfunded status of its pension and other postretirement benefit plans. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. The Statement required employers to recognize all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income (OCI), net of tax. Such amounts will be adjusted as they are subsequently recognized as components of net periodic benefit cost or income pursuant to the current recognition and amortization provisions. For the Utilities, generally regulatory accounting treatment is applied in accordance with SFAS No. 71. Unrecognized prior service costs or credits and unrecognized gains and losses are recorded to regulatory assets or liabilities, rather than OCI.

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

The estimated net loss and prior service cost for the pension plan that will be amortized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison are $182 million and $8 million, respectively. Included in these amounts are $160 million and $7 million, respectively, for Con Edison of New York.

At December 31, 2007 and 2006, Con Edison’s investments include $71 million and $59 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for Con Edison of New York were $59 million and $47 million, respectively. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and Con Edison of New York were $155 million and $122 million as of December 31, 2007 and $138 million and $105 million as of December 31, 2006, respectively.

Assumptions

The actuarial assumptions were as follows:

	2007	2006	2005
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.00%	5.70%
Rate of compensation increase
– Con Edison of New York	4.00%	4.00%	4.00%
– O&R	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00%	5.70%	5.90%
Expected return on plan assets	8.50%	8.50%	8.80%
Rate of compensation increase
– Con Edison of New York	4.00%	4.00%	4.00%
– O&R	4.00%	4.00%	4.00%

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

Notes to the Financial Statements — Continued

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

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2008	2009	2010	2011	2012	2013- 2017
Con Edison	$439	$461	$485	$508	$532	$2,981
Con Edison of New York	409	430	453	474	496	2,784

Expected Contributions

Based on estimates as of December 31, 2007, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2008. The Companies’ policy is to fund their accounting cost to the extent tax deductible, therefore, Con Edison and Con Edison of New York expect to make discretionary contributions of $131 million and $98 million, respectively, to the pension plan during 2008.

Plan Assets

The asset allocations for the pension plan at the end of 2007, 2006 and 2005, and the target allocation for 2008 are as follows:

	Target Allocation	Plan Assets at December 31
Asset Category	2008	2007	2006	2005
Equity Securities	65%	65%	66%	67%
Debt Securities	27%	28%	28%	28%
Real Estate	8%	7%	6%	5%
Total	100%	100%	100%	100%

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

The investment objective for the pension trust is to maximize the long-term total return on the trust assets within a prudent level of risk. The investment strategy is to diversify its funds across asset classes, investment styles and fund managers. The target asset allocation is reviewed periodically based on asset/liability studies and may be modified as appropriate. The target asset allocation for 2008 reflects the results of such a study conducted in 2007.

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

The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31
(Millions of Dollars)	2007	2006	2005
Con Edison	$21	$20	$19
Con Edison of New York	19	18	17

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

Notes to the Financial Statements — Continued

Edison’s competitive energy businesses are eligible to receive benefits under these programs.

Investment plan gains and losses are fully recognized in expense over a 15-year period for the Companies and other actuarial gains and losses are fully recognized in expense over a 10-year period, provided, however, that the Utilities generally defer any difference between expenses recognized under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions, and the current rate allowances for their electric, gas and steam operations.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for 2007, 2006 and 2005 were as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2007	2006	2005	2007	2006	2005
Service cost	$18	$17	$14	$14	$13	$10
Interest cost on accumulated other postretirement benefit obligation	93	87	84	82	77	74
Expected return on plan assets	(81)	(78)	(79)	(74)	(72)	(73)
Amortization of net actuarial loss	67	58	72	58	49	63
Amortization of prior service cost	(14)	(15)	(15)	(14)	(15)	(15)
Amortization of transition obligation	4	4	4	4	4	4
Net Periodic Postretirement Benefit Cost	$87	$73	$80	$70	$56	$63
Cost capitalized	(30)	(23)	(25)	(25)	(19)	(21)
Cost deferred	(33)	(33)	(24)	(30)	(27)	(18)
Cost charged to operating expenses	$24	$17	$31	$15	$10	$24

Funded Status

The funded status of the programs at December 31, 2007, 2006 and 2005 was as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2007	2006	2005	2007	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,566	$1,568	$1,315	$1,376	$1,383	$1,157
Service cost	18	17	14	14	13	10
Interest cost on accumulated postretirement benefit obligation	93	87	84	82	77	74
Net actuarial loss/(gain)	29	(17)	244	40	(9)	221
Benefits paid and administrative expenses	(125)	(121)	(108)	(114)	(110)	(97)
Participant contributions	19	20	19	19	19	18
Medicare prescription benefit	9	4	-	9	3	-
Plan amendments	21	8	-	7	-	-
Benefit Obligation at End of Year	$1,630	$1,566	$1,568	$1,433	$1,376	$1,383
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,005	$926	$882	$927	$861	$826
Actual return on plan assets	10	114	59	11	105	56
Employer contributions	76	65	71	64	52	58
Participant contributions	19	19	18	19	19	18
Benefits paid	(122)	(119)	(104)	(114)	(110)	(97)
Fair Value of Plan Assets at End of Year	$988	$1,005	$926	$907	$927	$861
Funded Status	$(642)	$(561)	$(642)	$(526)	$(449)	$(522)

Unrecognized net loss	500	466	576	450	405	496
Unrecognized prior service costs	(47)	(81)	(104)	(68)	(89)	(103)
Unrecognized net transition liability at January 1, 1993*	18	22	26	18	22	26
Accrued Postretirement Benefit Cost	$-	$-	$(144)	$-	$-	$(103)

*	Being amortized over a period of 20 years and reduced by an additional amount in 2002 due to plan amendments.

Notes to the Financial Statements — Continued

For discussion of SFAS No. 158 and the application of SFAS No. 71 in recording unrecognized prior service costs or credits and unrecognized gains and losses, see Note E. Upon adoption of SFAS No. 158, Con Edison recognized an additional liability for other postretirement benefits of $408 million. A regulatory asset of $390 million was recorded for the unrecognized net losses, unrecognized prior service costs and unrecognized transition liability associated with the Utilities consistent with SFAS No. 71. An OCI charge of $11 million (net of taxes) was recorded for the unrecognized net losses, unrecognized prior service costs and unrecognized transition liability associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries. Con Edison of New York recognized an additional liability for other postretirement benefits of $338 million. A regulatory asset of $338 million was recorded for the unrecognized net losses, unrecognized prior service costs and unrecognized transition liability in accordance with SFAS No. 71. A charge to OCI of $1 million (net of taxes) was recorded for the unrecognized net losses, unrecognized prior service costs and unrecognized transition liability associated with operations that do not fall under SFAS No. 71. In the first quarter of 2007, in accordance with SFAS No. 158 and based on the final actuarial valuation as of December 31, 2006, Con Edison adjusted the estimated amounts recorded upon adoption of SFAS No. 158 by increasing its liability for other postretirement benefits by $27 million and the related regulatory asset by $29 million and recognizing a credit of $1 million (net of taxes) to OCI. Con Edison of New York recorded an additional liability for other postretirement benefits of $37 million and an additional regulatory asset of $37 million.

The estimated net loss, prior service costs and transition obligation for the other postretirement benefits that will be amortized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison are $67 million, $(12) million and $4 million, respectively. Included in these amounts are $58 million, $(14) million and $4 million, respectively, for Con Edison of New York.

Assumptions

The actuarial assumptions were as follows:

	2007	2006	2005
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate	6.00%	6.00%	5.70%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate	6.00%	5.70%	5.90%
Expected Return on Plan Assets
Tax-Exempt	8.50%	8.50%	8.80%
Taxable
Con Edison of New York	7.50%	7.50%	7.80%
O&R	8.00%	8.00%	8.30%

Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies, and the assumed discount rate.

The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2007 was 9 percent, which is assumed to decrease gradually to 4.5 percent by 2012 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as at December 31, 2007 was 8 percent, which is assumed to decrease gradually to 4.5 percent by 2012 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2007:

	Con Edison		Con Edison of New York
	1-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$17	$(2)	$(2)	$15
Effect on service cost and interest cost components for 2007	1	(1)	(1)	1

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2008	2009	2010	2011	2012	2013- 2017
Gross Benefit Payments
Con Edison	$112	$117	$123	$128	$131	$686
Con Edison of New York	100	105	109	113	116	607
Medicare prescription benefit receipts
Con Edison	$10	$11	$12	$13	$14	$84
Con Edison of New York	9	10	11	12	12	75

Expected Contributions

Based on estimates as of December 31, 2007, Con Edison and Con Edison of New York expect to make contributions of $75 million and $61 million, respectively, to the other postretirement benefit plans in 2008.

Notes to the Financial Statements — Continued

Plan Assets

The asset allocations for Con Edison of New York’s other postretirement benefit plans at the end of 2007, 2006 and 2005, and the target allocation for 2008 are as follows:

	Target Allocation		Plan Assets at December 31
Asset Category	2008	2007	2006	2005
Equity Securities	65%	65%	65%	66%
Debt Securities	35%	35%	35%	34%
Total	100%	100%	100%	100%

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

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation and remediation costs (which include costs of demolition, removal, disposal, storage, replacement, containment, and monitoring) and environmental damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which the Utilities have been asserted to have liability under these laws, including their manufactured gas plant sites and any neighboring areas to which contamination may have migrated, are referred to herein as “Superfund Sites.”

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate in 2007 dollars of the amount the Utilities will need to pay to discharge their related obligations. For Superfund Sites (including the manufactured gas plant sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate in 2007 dollars of the company’s share of undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites. Remediation costs are estimated in light of the information available, applicable remediation standards, and experience with similar sites.

The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Accrued Liabilities:
Manufactured gas plant sites	$267	$228	$212	$180
Other Superfund Sites	60	64	59	63
Total	$327	$292	$271	$243
Regulatory assets	$378	$318	$312	$255

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites at December 31, 2007 and 2006, were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Remediation costs incurred	$50	$53	$42	$45
Insurance recoveries received*	1	3	1	3

*	Reduced amount deferred for recovery from customers

Notes to the Financial Statements — Continued

In 2006, Con Edison of New York estimated that for its manufactured gas plant sites, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range up to $1.1 billion. In 2007, O&R estimated that for its manufactured gas plant sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range up to $115 million. These estimates were based on the assumption that there is contamination at the sites that have not yet been investigated and additional assumptions about these and the other sites regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2006, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Accrued liability – asbestos suits	$10	$10	$10	$10
Regulatory assets – asbestos suits	$10	$10	$10	$10
Accrued liability – workers’ compensation	$116	$117	$111	$112
Regulatory assets – workers’ compensation	$41	$42	$41	$42

Note H—Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a Con Edison of New York steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. As of December 31, 2007, with respect to the incident, the company incurred estimated operating costs of $23 million for property damage, clean up and other response costs, recorded $10 million in actual and expected insurance recoveries and invested $17 million in capital, retirement and other costs. Over 30 plaintiffs have sued the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies currently in force will cover most of the company’s costs, which the company is unable to estimate, but which could be substantial, to satisfy its liability to others in connection with the incident. See also “Rate Agreements—Con Edison of New York—Steam” in Note B.

Northeast Utilities Litigation

Con Edison and Northeast Utilities are pursuing claims against each other for damages as a result of the alleged breach of their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000. The litigation, entitled Consolidated Edison, Inc. v. Northeast Utilities, was commenced in March 2001 and is pending in the United States District Court for the Southern District of New York. The parties are seeking to recover from each other fees and expenses each incurred in connection with the merger agreement and preparing for the merger. In addition, Con Edison is seeking to recover from Northeast Utilities compensation for synergies that were lost when the merger did not occur, together with the attorney’s fees it has incurred in connection with the litigation. In January 2008, the court denied Northeast Utilities’ motion to dismiss Con Edison’s claim for lost synergies. The Company expects a trial in this case to begin in 2008. Con Edison does not expect that the lawsuit will have a material adverse effect on its financial position, results of operations or liquidity.

Other Contingencies

See “Power Outage Proceedings” in Note B and “Lease In/Lease Out Transactions” in Note J.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison

Notes to the Financial Statements — Continued

Development subsidiary has issued a guarantee on behalf of an entity in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $1.4 billion and $1.2 billion at December 31, 2007 and 2006, respectively.

A summary, by type and term, of Con Edison’s total guarantees at December 31, 2007 is as follows:

Guarantee Type (Millions of Dollars)	0 –3 years	4 –10 years	> 10 years	Total
Commodity transactions	$879	$30	$205	$1,114
Affordable housing program	-	17	-	17
Intra-company guarantees	25	-	1	26
Other guarantees	226	40	-	266
Total	$1,130	$87	$206	$1,423

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

Other Guarantees – Con Edison, Con Edison Development and its subsidiaries also guarantee the following:

—	$41 million relates to guarantees issued by Con Edison covering RCN Corporation’s lease payment to use Con Edison of New York’s conduit system in accordance with a tariff approved by the PSC and rent payment obligations under various lease agreements for office buildings (see Note T). RCN Corporation is obligated to reimburse Con Edison for any payments made under these guarantees. In the case of the guarantee to Con Edison of New York, this obligation is partially secured by a letter of credit of $19 million, and, in the case of the lease guarantees, this reimbursement is fully secured by letters of credit;

—	$25 million for a parental guarantee provided by Con Edison on Con Edison Solutions’ indemnity agreement for surety bonds;

—	$18 million for guarantees and standby financial letters of credit in connection with investments in energy infrastructure, power and cogeneration projects;

—	$182 million relates to guarantees issued by Con Edison covering certain representations and obligations of Con Edison Development and its subsidiary in connection with their December 2007 agreements to sell substantially all of their ownership interests in their generating projects to North American Energy Alliance, LLC. See Note U. The company is unable to estimate the maximum limit of loss under these guarantees.

Notes to the Financial Statements — Continued

Note I – Non-Utility Generators and Other Power Purchase Agreements

Con Edison of New York has long-term power purchase agreements (PPAs) with non-utility generators (NUGs) and others for generating capacity. The company recovers its purchase power costs in accordance with provisions approved by the PSC. See “Recoverable Energy Costs” in Note A.

At December 31, 2007, the significant terms of the PPAs were as follows:

Facility	Equity Owner	Plant Output (MW)	Contracted Output (MW)		Contract Start Date	Contract Term (Years)
Indian Point	Entergy Nuclear Indian Point 2, LLC	1,000	1,000	*	April 2004	8
Independence	Sithe/Independence Partners, LP	1,000	740		November 1994	20
Linden Cogeneration	East Coast Power, LLC	715	645		May 1992	25
Astoria Energy	Astoria Energy, LLC	500	500		May 2006	10
Selkirk	Selkirk Cogen Partners, LP	345	265		September 1994	20
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	325	295		November 1996	40
Indeck Corinth	Indeck Energy Services of Corinth, Inc.	140	131		July 1995	20
Wheelabrator	Wheelabrator Westchester, LP	51	51		April 1984	25

*	Contracted output will decrease to 650 MW in 2010 and 350 MW in 2011.

Assuming performance by the parties to the PPAs, Con Edison of New York is obligated over the terms of the PPAs to make capacity and other fixed payments.

For the years 2008 through 2012, the capacity and other fixed payments under the contracts are estimated to be as follows:

(Millions of Dollars)	2008	2009	2010	2011	2012
Con Edison of New York	$474	$489	$485	$483	$479

For energy delivered under most of the PPAs, Con Edison of New York is obligated to pay variable prices. The company’s payments under the PPAs for capacity, energy and other fixed payments in 2007, 2006 and 2005 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2007	2006	2005
Indian Point	$468	$400	$373
Linden Cogeneration	525	539	594
Selkirk	193	187	206
Astoria Energy	281	164	-
Brooklyn Navy Yard	142	150	139
Independence	105	105	106
Indeck Corinth	87	81	109
Wheelabrator	29	25	32

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

Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with SFAS No. 71, the amortization of the leased asset is based on the rental payments recovered from customers. The following assets under capital leases are included in the Companies’ consolidated balance sheets at December 31, 2007 and 2006:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Utility Plant
Transmission	$6	$12	$6	$7
Common	22	23	20	23
Total	$28	$35	$26	$30

The accumulated amortization of the capital leases for Con Edison and Con Edison of New York was $45 million and $44 million, respectively, at December 31, 2007, and $41 million and $40 million, respectively, at December 31, 2006.

Notes to the Financial Statements — Continued

The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
2008	$10	$8
2009	8	8
2010	7	7
2011	7	7
2012	5	5
All years thereafter	-	-
Total	37	35
Less: amount representing interest	9	9
Present value of net minimum lease payment	$28	$26

Con Edison of New York subleases one of its capital leases. The minimum rental to be received in the future under the non-cancelable sublease is $18 million.

Operating leases: The future minimum lease commitments under the Companies’ non-cancelable operating lease agreements are as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
2008	$43	$40
2009	43	40
2010	42	40
2011	42	40
2012	42	41
All years thereafter	99	97
Total	$311	$298

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transaction). The transactions respectively involve gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with SFAS No. 13, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At December 31, 2007 and December 31, 2006, the company’s investment in these leveraged leases was $9 million and $24 million, respectively, comprised of a $235 million gross investment less $226 million of deferred tax liabilities in 2007 and a $232 million gross investment less $208 million of deferred tax liabilities in 2006.

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of this tax payment and interest. A trial was completed in November 2007 and the parties are in the process of filing post trial briefs. A decision is expected later this year.

In connection with its audit of Con Edison’s federal income tax returns for the tax years 1998, 1999, 2000, 2001 and 2006, the IRS disallowed $195 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. For the tax years 1998 through 2001, Con Edison filed appeals of these audit level disallowances with the Appeals Office of the IRS, where consideration of this matter is pending. Con Edison is preparing a similar appeal with respect to the tax year 2006. In connection with its audit of Con Edison’s federal income tax returns for the tax years 2002, 2003, 2004 and 2005, the IRS indicated that it intends to disallow $180 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. If and when these audit level disallowances become appealable, Con Edison intends to file appeals of the disallowances with the Appeals Office of the IRS.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through December 31, 2007, in the aggregate, was $171 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $63 million at December 31, 2007.

In July 2006, the FASB issued FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which became effective for fiscal years beginning after December 15, 2006. This FSP requires the expected timing of income tax cash flows generated by Con Edison’s LILO transactions to be reviewed at least annually. If the expected timing of the cash flows is revised, the rate of return and the allocation of income would be recalculated from the inception of the LILO transactions, and the company would be required to recalculate the accounting effect of the LILO transactions, which

Notes to the Financial Statements — Continued

would result in a charge to earnings that could have a material adverse effect on the company’s results of operations.

Note K – Goodwill and Intangible Assets

In 2007 and 2006, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of the goodwill were allocated to Con Edison of New York and O&R, respectively.

Con Edison’s intangible assets consist of the following:

	December 31, 2007			December 31, 2006
(Millions of Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Con Edison Development Power purchase agreement	$-	$-	$-	$112	$33	$79
Other	3	1	2	2	1	1
Total	$3	$1	$2	$114	$34	$80

As a result of the pending sale of Con Edison Development assets, the intangible asset related to the power purchase agreement has been reclassified to Noncurrent Assets Held for Sale. In addition, the related amortization expense of $9 million for the year ended December 31, 2007, and $10 million for the years ended December 31, 2006 and 2005 was reclassified to Income/(Loss) from Discontinued Operations (Net of Income Taxes) in the accompanying Con Edison consolidated statements of income. Amortization ceased at the time that the Con Edison Development assets were reclassified as held for sale. See Note U.

Future amortization expense from the remaining intangible assets will be immaterial.

Note L – Income Tax

The components of income tax are as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2007	2006	2005	2007	2006	2005
Charge/(benefit) to operations:
State
Current	$30	$4	$66	$20	$-	$65
Deferred – net	72	86	9	70	78	1
Federal
Current	72	73	394	46	55	385
Deferred – net	284	250	(95)	262	228	(115)
Amortization of investment tax credits	(6)	(6)	(7)	(6)	(6)	(7)
Total Charge to Operations	452	407	367	392	355	329
Charge/(benefit) to other income:
State
Current	8	(8)	(7)	-	(6)	-
Deferred – net	(8)	1	1	-	5	2
Federal
Current	(9)	(13)	(23)	5	(12)	(8)
Deferred – net	(6)	2	10	(5)	7	7
Total Charge/(Benefit) to Other Income	(15)	(18)	(19)	-	(6)	1
Total	$437	$389	$348	$392	$349	$330

Notes to the Financial Statements — Continued

The tax effect of temporary differences, which gave rise to deferred tax assets and liabilities, is as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Deferred tax liabilities:
Depreciation	$2,075	$2,029	$1,873	$1,841
Regulatory liability – future income tax	1,240	1,118	1,165	1,048
Unrecognized pension and other postretirement costs – SFAS No. 158	855	788	794	726
State income tax	474	454	394	380
Capitalized overheads	432	475	399	442
Other	544	439	378	272
Total deferred tax liabilities	5,620	5,303	5,003	4,709
Deferred tax assets:
Unrecognized pension and other postretirement costs – SFAS No. 158	855	788	794	726
Regulatory asset – future income tax	125	123	109	107
State income tax	47	55	18	34
Other	207	327	139	241
Total deferred tax assets	1,234	1,293	1,060	1,108
Net Liabilities	4,386	4,010	3,943	3,601
Investment Tax Credits	79	85	75	81
Deferred Income Taxes and Investment Tax Credits	$4,465	$4,095	$4,018	$3,682
Deferred Income Taxes – Recoverable Energy Costs	86	96	77	87
Total Deferred Income Taxes and Investment Tax Credits	$4,551	$4,191	$4,095	$3,769

In April 2007, the New York state statutory income tax rate decreased from 7.5% to 7.1%, retroactive to January 1, 2007. The rate decrease resulted in a reduction of $20 million and $19 million to the net accumulated deferred tax liabilities for Con Edison and Con Edison of New York, respectively, of which $19 million and $18 million were deferred for customers’ benefit for Con Edison and Con Edison of New York, respectively.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			Con Edison of New York
(% of Pre-tax income)	2007	2006	2005	2007	2006	2005
Statutory Tax Rate
Federal	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	5	5	4	4	5	4
Depreciation related differences	1	1	2	1	1	2
Cost of removal	(6)	(6)	(6)	(6)	(6)	(6)
Other	(3)	(1)	(4)	(3)	(2)	(3)
Effective Tax Rate	32%	34%	31%	31%	33%	32%

Uncertain Tax Positions

In January 2007, the Companies adopted FIN 48. This interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109. Under the interpretation, an enterprise is not allowed to recognize, in its financial statements, the benefit of a tax position unless that position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

Notes to the Financial Statements — Continued

The IRS has essentially completed its field audits of the Companies’ federal income tax returns through 2006. The Companies’ federal income tax returns for 2002 through 2006 reflect certain tax positions with which the IRS does not or may not agree, including tax positions with respect to the deduction of certain construction-related costs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The field audits of the Companies’ New York state income tax returns have been completed through 2002. Any adjustments to federal income tax returns will result in the Companies filing the federal audit changes with New York state to incorporate in the applicable state income tax returns.

The Companies’ uncertain tax positions include the “simplified service cost method” (SSCM) used to determine the extent to which construction-related costs could be deducted in 2002 through 2005. The Companies expect that they will be required to repay, with interest, a portion of their past SSCM tax benefits ($316 million, of which $288 million is attributable to Con Edison of New York) and to capitalize and depreciate over a period of years costs they previously deducted under SSCM. Interest on all past SSCM tax benefits for Con Edison and Con Edison of New York would be approximately $103 million and $94 million, respectively. Repayment of the SSCM tax benefits would not otherwise affect the Companies’ results of operations because deferred taxes have been previously provided for the related temporary differences between the SSCM deductions taken for federal income tax purposes and the corresponding amounts charged to expense for financial reporting purposes.

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

Upon adoption of FIN 48, Con Edison and Con Edison of New York reclassified previously recorded tax liabilities of $151 million and $139 million, respectively, which primarily related to SSCM, to a liability for uncertain tax positions. At December 31, 2007, the liabilities for uncertain tax positions for Con Edison and Con Edison of New York were $155 million and $142 million, respectively, and accrued interest on the liabilities amounted to $35 million and $31 million, respectively. The Companies recognize interest accrued related to the liability for uncertain tax positions in interest expense and penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2007, Con Edison recognized interest expense for uncertain tax positions of $11 million, of which $9 million is attributable to Con Edison of New York.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and Con Edison of New York follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
Balance at January 1, 2007	$151	$139
Additions based on tax positions related to the current year	-	-
Additions based on tax positions of prior years	19	17
Reductions for tax positions of prior years	(15)	(14)
Balance at December 31, 2007	$155	$142

The Companies do not expect the total amounts of uncertain tax positions or unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased in the open market. The shares used during the period ended December 31, 2007 have been new shares.

Notes to the Financial Statements — Continued

In January 2006, Con Edison adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective approach. Pursuant to SFAS No. 123(R), the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the period ended December 31, 2007, 2006 and 2005:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2007	2006	2005	2007	2006	2005
Stock options	$1	$7	$-	$1	$6	$-
Restricted stock units	2	1	5	1	1	4
Performance-based restricted stock	5	11	4	4	10	3
Non-officer director deferred stock compensation	1	1	1	1	1	1
Total	$9	$20	$10	$7	$18	$8

If the Companies had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” for the purposes of recognizing expense for stock-based compensation arrangements, the following table illustrates the effect on net income and earnings per share for the period ended December 31, 2005:

	Con Edison	Con Edison of New York
(Millions of Dollars, except per share amounts/Shares in Millions)	2005	2005
Net income, as reported	$719	$705
Add: Stock-based compensation expense included in reported net income, net of related tax effects	6	5
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	10	8
Pro forma net income	$715	$702
Earnings per common share:
Basic — as reported	$2.95
Basic — pro forma	$2.93
Diluted — as reported	$2.94
Diluted — pro forma	$2.92

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

The outstanding options are “equity awards” because shares of Con Edison common stock are delivered upon exercise of the options. As equity awards, the fair value of the options is measured at the grant date. There were no options granted in 2007. The weighted-average fair values of options granted in 2006 and 2005 are $3.81 and $4.51 per share, respectively. These values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005
Risk-free interest rate	4.62%	3.95%
Expected life	4.6 years	4.6 years
Expected stock volatility	13.41%	19.00%
Expected dividend yield	5.06%	5.37%

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

Notes to the Financial Statements — Continued

A summary of changes in the status of stock options awarded as of December 31, 2007, 2006 and 2005 is as follows:

	Con Edison		Con Edison of New York
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/04	7,808,184	$41.302	6,759,251	$41.381
Granted	1,300,950	42.723	1,037,750	42.713
Exercised	(1,149,533)	38.529	(1,023,650)	38.457
Forfeited	(92,450)	43.943	(75,950)	44.668
Outstanding at 12/31/05	7,867,151	41.913	6,697,401	42.000
Granted	1,663,900	45.133	1,410,700	45.175
Exercised	(854,550)	39.584	(729,700)	39.805
Forfeited	(58,900)	44.283	(31,800)	45.006
Outstanding at 12/31/06	8,617,601	42.773	7,346,601	42.842
Exercised	(1,971,450)	41.770	(1,793,500)	41.780
Forfeited	(49,301)	42.865	(21,251)	42.899
Outstanding at 12/31/07	6,596,850	$43.072	5,531,850	$43.187

The change in the fair value of all outstanding options from their grant dates to December 31, 2007 and 2006 (aggregate intrinsic value) for Con Edison were $38 million and $46 million, respectively. The change in the fair value of all outstanding options from their grant dates to December 31, 2007 and 2006 (aggregate intrinsic value) for Con Edison of New York was $31 million and $38 million, respectively. The aggregate intrinsic value of options exercised in 2007 and 2006 was $16 million and $7 million, respectively, and the cash received by Con Edison for payment of the exercise price was $82 million and $34 million, respectively. The weighted average remaining contractual life of options outstanding is four years as of December 31, 2007.

The following table summarizes stock options outstanding at December 31, 2007 for each plan year for the Companies:

		Con Edison			Con Edison of New York
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2006	9	1,635,800	$45.161		1,399,700	$45.188
2005	8	1,252,000	42.745		1,020,750	42.722
2004	7	929,900	43.768	929,900	742,350	43.763	742,350
2003	6	798,100	39.939	798,100	627,900	39.964	627,900
2002	5	853,050	42.510	853,050	715,550	42.510	715,550
2001	4	368,800	37.750	368,800	320,800	37.750	320,800
2000	3	130,150	32.500	130,150	94,650	32.500	94,650
1999	2	555,000	47.938	555,000	537,600	47.938	537,600
1998	1	74,050	42.563	74,050	72,550	42.563	72,550
Total		6,596,850	$43.072	3,709,050	5,531,850	$43.187	3,111,400

Notes to the Financial Statements — Continued

The exercise prices of options awarded in 2006 and 2005 range from $43.50 to $46.88 and $42.18 to $43.72, respectively. The total expense to be recognized in future periods for unvested stock options outstanding as of December 31, 2007 is $1 million for Con Edison and Con Edison of New York.

Restricted Stock Units

Restricted stock unit awards under the LTIP have been made as follows: (i) to officers and certain employees, including awards that provide for adjustment of the number of units (performance-restricted stock units or Performance RSUs); and (ii) in connection with the directors’ deferred compensation plan. Each restricted stock unit awarded represents the right to receive, upon vesting, one share of Con Edison common stock, or, except for units awarded under the directors’ plan, the cash value of a share or a combination thereof.

In accordance with SFAS No. 123(R), for outstanding restricted stock awards other than Performance RSUs or awards under the directors’ deferred compensation plan, the Companies have accrued a liability based on the market value of a common share on the grant date and are recognizing compensation expense over the vesting period. The weighted average vesting period for outstanding awards is three years and is based on the employee’s continuous service to Con Edison. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income. At December 31, 2007 and 2006, there were 114,505 and 92,500 units outstanding, respectively, for Con Edison, of which 62,505 and 41,700 units outstanding, respectively, for Con Edison of New York. The weighted average fair value as of the grant date of the outstanding units other than Performance RSUs or awards under the directors’ deferred compensation plan for December 31, 2007 and 2006 was $42.834 and $40.877 per unit, respectively, for Con Edison. The weighted average fair value as of the grant date of the outstanding units for December 31, 2007 and 2006 was $45.838 and $43.233 per unit, respectively, for Con Edison of New York. At December 31, 2006, 130,000 vested restricted stock units were distributed to a retired officer. The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of December 31, 2007 for Con Edison and Con Edison of New York was $1 million.

The number of units in each annual Performance RSU award is subject to adjustment as follows: (i) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 150 percent based on Con Edison’s total shareholder return relative to a specified peer group during a specified performance period (the TSR portion); and (ii) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 132 percent based on determinations made in connection with Con Edison of New York’s Executive Incentive Plan, or, for certain officers, the O&R Annual Team Incentive Plan or goals relating to Con Edison’s competitive energy businesses (the EIP portion). Units generally vest when the performance period ends.

For the TSR portion of Performance RSU, the Companies use a Monte Carlo simulation model to estimate the fair value of the awards. The fair value is recomputed each reporting period as of the earlier of the reporting date and the vesting date. For the EIP portion of Performance RSU, the fair value of the awards is determined using the market price as of the earlier of the reporting date or the vesting date. Performance RSU awards are “liability awards” because each Performance RSU represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, changes in the fair value of the Performance RSUs are reflected in net income. The following table illustrates the assumptions used to calculate the fair value of the awards:

2007
Risk-free interest rate	2.91% -4.00%
Expected term	3 years
Expected volatility	13.92%
Expected quarterly dividends	$0.58 -$0.595

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

A summary of changes in the status of the Performance RSUs TSR portion during the period ended December 31, 2007 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Fair Value*	Units	Weighted Average Fair Value*
Non-vested at 12/31/06	126,425	$13.992	94,025	$14.420
Granted	146,880	45.601	108,833	45.776
Vested and Exercised	(46,762)	39.311	(32,607)	38.988
Forfeited	(30,563)	-	(24,218)	-
Non-vested at 12/31/07	195,980	$33.398	146,033	$33.048

*	Fair value is determined using the Monte Carlo simulation described above.

Notes to the Financial Statements — Continued

A summary of changes in the status of the Performance RSUs’ EIP portion during the period ended December 31, 2007 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Price	Units	Weighted Average Price
Non-vested at 12/31/06	126,425	$48.070	94,025	$48.070
Granted	146,880	48.550	108,833	48.735
Vested and Exercised	(69,804)	48.256	(49,304)	48.275
Forfeited	(7,521)	-	(7,521)	-
Non-vested at 12/31/07	195,980	$48.850	146,033	$48.850

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of December 31, 2007 is $10 million, including $8 million for Con Edison of New York.

Con Edison has a deferred stock compensation plan for non-officer directors. Awards under the deferred compensation stock plan are covered by the LTIP. Each director receives 1,500 stock units annually for service as a director. These stock units are deferred until the director’s termination of service. Directors may elect to receive dividend equivalents earned on stock units in cash payments. Restricted stock units issued under the directors’ deferred compensation plan are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the period ended December 31, 2007, approximately 22,386 units were issued.

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

Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2007, 2006 and 2005, 633,647, 624,751 and 590,413 shares were purchased under the Stock Purchase Plan at a weighted average price of $47.70, $45.33 and $45.05 per share, respectively.

Note N – Financial Information by Business Segment

The business segments of each of the Companies were determined based on management’s reporting and decision-making requirements in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive businesses. See Note U. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities.

All revenues of these business segments, excluding revenues earned by Con Edison Development on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States of America. Also, all assets of the business segments, excluding certain investments in energy infrastructure projects by Con Edison Development ($245 million at December 31, 2007), are located in the United States of America. The accounting policies of the segments are the same as those described in Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

Notes to the Financial Statements — Continued

The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2007 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Total assets*	Construction expenditures
Con Edison of New York
Electric	$7,439	$11	$448	$271	$967	$347	$18,661	$1,567
Gas	1,760	5	85	94	218	71	3,864	217
Steam	686	77	60	27	92	40	2,034	95
Consolidation adjustments	-	(93)	-	-	-	-	-	-
Total Con Edison of New York	$9,885	$-	$593	$392	$1,277	$458	$24,559	$1,879
O&R
Electric	$671	$-	$27	$19	$57	$21	$1,271	$80
Gas	265	-	11	5	22	11	530	32
Other*	-	-	-	-	-	2	61	-
Total O&R	$936	$-	$38	$24	$79	$34	$1,862	$112
Competitive energy businesses****	$2,303	$12	$14	$36	$42	$(4)	$1,655	$7
Other**	(4)	(12)	-	-	(3)	29	267	-
Total Con Edison	$13,120	$-	$645	$452	$1,395	$517	$28,343	$1,998

As of and for the Year Ended December 31, 2006 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Total assets*	Construction expenditures***
Con Edison of New York
Electric	$7,052	$10	$414	$235	$837	$331	$17,100	$1,462
Gas	1,613	4	81	81	186	73	3,795	219
Steam	623	75	50	39	87	42	1,921	101
Consolidation adjustments	-	(89)	-	-	-	-	-	-
Total Con Edison of New York	$9,288	$-	$545	$355	$1,110	$446	$22,816	$1,782
O&R
Electric	$582	$-	$25	$20	$53	$18	$1,230	$84
Gas	236	-	10	5	16	7	495	26
Other*	-	-	-	-	-	3	43	-
Total O&R	$818	$-	$35	$25	$69	$28	$1,768	$110
Competitive businesses	$1,919	$39	$15	$27	$41	$-	$1,726	$6
Other**	(63)	(39)	-		1	36	389	-
Total Con Edison	$11,962	$-	$595	$407	$1,221	$510	$26,699	$1,898

As of and for the Year Ended December 31, 2005 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Total assets*	Construction expenditures***
Con Edison of New York
Electric	$6,948	$10	$394	$224	$784	$270	$15,609	$1,186
Gas	1,630	3	76	75	170	59	3,550	201
Steam	649	55	39	30	87	35	1,985	154
Consolidation adjustments	-	(68)	-	-	-	-	-	-
Total Con Edison of New York	$9,227	$-	$509	$329	$1,041	$364	$21,144	$1,541
O&R
Electric	$596	$-	$25	$25	$57	$15	$1,082	$61
Gas	228	-	9	6	16	7	459	26
Other*	-	-	-	-	-	2	47	-
Total O&R	$824	$-	$34	$31	$73	$24	$1,588	$87
Competitive businesses	$1,290	$9	$15	$8	$13	$-	$1,647	$19
Other**	2	(9)	-	(1)	(1)	34	469	-
Total Con Edison	$11,343	$-	$558	$367	$1,126	$422	$24,848	$1,647

*	Includes amounts related to the RECO securitization.

**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

***	Construction expenditures for competitive businesses include amounts related to discontinued operations of Con Edison Development and Con Edison Communications.

**** Total	assets for the competitive energy businesses includes $906 million of assets held for sale.

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

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at December 31, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Fair value of net assets	$(90)	$(319)	$(69)	$(206)

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

Con Edison and Con Edison of New York had $158 million and $39 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at December 31, 2007, respectively. Con Edison’s net credit exposure consisted of $99 million with investment-grade counterparties (a portion of which is insured through credit insurance and hedged with credit default swaps), and $59 million primarily with commodity exchange brokers. Con Edison of New York’s net credit exposure was primarily with commodity exchange brokers.

Cash Flow Hedges

Con Edison’s subsidiaries, primarily the competitive energy businesses prior to July 1, 2007, designated a portion of derivative instruments as cash flow hedges under SFAS No. 133. Under cash flow hedge accounting, to the extent a hedge is determined to be “effective,” the unrealized gain or loss on the hedge is recorded in OCI and reclassified to earnings at the time the underlying transaction is completed. A gain or loss relating to any portion of the hedge determined to be “ineffective” is recognized in earnings in the period in which such determination is made.

Con Edison’s competitive energy businesses elected to discontinue the use of hedge accounting for their commodity derivatives effective July 1, 2007. As of such date, net unrealized derivative losses relative to cash flow hedges, reported in OCI, amounted to $28 million, which are being reclassified to earnings at the time the underlying transaction is completed. At December 31, 2007, there are no net unrealized derivative gains associated with the discontinued cash flow hedges remaining in accumulated OCI.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Recoverable Energy Costs” in Note A. Con Edison’s competitive energy businesses record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the years ended December 31, 2007 and 2006, Con Edison recorded in non-utility operating revenues unrealized pre-tax losses of $8 million and $26 million, respectively.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at December 31, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Fair value of interest rate swaps	$(11)	$(15)	$-	$(3)

Fair Value Hedges

Con Edison of New York’s swap (related to its $225 million of Series 2001A tax-exempt debt) was designated as a fair value hedge. The counterparty terminated the swap on January 2, 2008.

Notes to the Financial Statements — Continued

Cash Flow Hedges

Con Edison Development’s and O&R’s swaps are designated as cash flow hedges under SFAS No. 133. Any gain or loss on the hedges is recorded in OCI and reclassified to interest expense and included in earnings during the periods in which the hedged interest payments occur. The contractual components of the interest rate swaps accounted for as cash flow hedges are as follows:

Debt	Maturity Date	Notional Amount (Millions of Dollars)	Fixed Rate Paid	Variable Rate Received
O&R
Pollution Control Refunding Revenue Bond, 1994 Series A	2014	$55	6.09%	Current bond rate
Con Edison Development
Amortizing variable rate loans — Lakewood	2008	$44	6.68%	LIBOR

Con Edison Development’s swap was reclassified at December 31, 2007 to Current Liabilities Held for Sale as a result of the pending sale of Con Edison Development generating assets. See Note U.

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

The following table presents selected information related to these cash flow hedges included in the accumulated OCI at December 31, 2007:

	Accumulated Other Comprehensive Income/(Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Interest Rate Swaps	$(9)	$(2)	$(1)	$-

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

VIE assets include non-utility plant of $315 million and $323 million in 2007 and 2006, respectively, related to a lease arrangement entered into by a Con Edison Development subsidiary in 2000, to finance the construction of a 525 MW gas-fired electric generating facility in Newington, New Hampshire (the “facility”). These VIE assets were reclassified at December 31, 2007 to Non-utility property held for sale as a result of the pending sale of the assets. Debt related to the facility was $326 million and $330 million at December 31, 2007 and 2006, respectively. Such debt was reclassified to long term debt due within one year at December 31, 2007 as a result of the pending sale. At the expiration of the initial lease term in June 2010, the subsidiary has the option to extend the lease or purchase the facility for the then outstanding amounts expended by the lessor for the facility. See Note U.

If the VIE assets are not sold and in the event the subsidiary chooses not to extend the lease or acquire the facility in June 2010, Con Edison has guaranteed a residual value for an amount not to exceed $240 million. The subsidiary also has contingent payment obligations to the lessor if an event of default should occur during the lease period. If the subsidiary were to default, its obligation would equal up to 100% of the lessor’s investment in the facility plus all other amounts then due under the lease, which could exceed the aforementioned residual value guarantee. The subsidiary’s payment and performance obligations are fully and unconditionally guaranteed by Con Edison.

Con Edison has a variable interest in a non-consolidated VIE related to Con Edison Development’s sole limited interest in an

Notes to the Financial Statements — Continued

affordable housing partnership that began in 2000. Con Edison Development’s maximum exposure to loss as a result of its involvement with the VIE is $5 million at December 31, 2007 and 2006. In addition, Con Edison has guaranteed the debt undertaken by the partnership. See Note H.

Con Edison of New York did not apply FIN 46R to the following five potential VIEs with which it has long-term PPAs: Sithe/Independence Partners, LP, East Coast Power, LLC, Selkirk Cogen Partners, LP, Brooklyn Navy Yard Cogeneration Partners, LP, and Indeck Energy Services of Corinth, Inc. In each quarter of 2007, requests were made of the counterparties for information necessary to determine whether the entity was a VIE and whether Con Edison of New York is the primary beneficiary; however, the information was not made available. See Note I for information on these PPAs.

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

The Utilities include in depreciation the estimated removal costs, less salvage, for utility plant assets. In accordance with SFAS No. 143, future removal costs that do not represent legal asset retirement obligations are recorded as regulatory liabilities pursuant to SFAS No. 71. The related regulatory liabilities recorded for Con Edison and Con Edison of New York were $422 million and $362 million at December 31, 2007 and $492 million and $432 million at December 31, 2006, respectively.

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

At December 31, 2007, the liabilities of Con Edison and Con Edison of New York for the fair value of their legal asset retirement obligations were $110 million, as compared with $97 million and $96 million, respectively, at December 31, 2006. In addition, Con Edison and Con Edison of New York increased utility plant, net of accumulated depreciation, for asset retirement costs at December 31, 2007 by $34 million, as compared with $19 million and $18 million, respectively, at December 31, 2006. Pursuant to SFAS No. 71, Con Edison of New York also recorded a reduction of $76 million and $78 million at December 31, 2007 and 2006, respectively, to the regulatory liability associated with cost of removal to reflect accumulated depreciation and interest accretion costs.

Note R – Related Party Transactions

The Utilities and Con Edison’s competitive businesses provide administrative and other services to each other pursuant to cost allocation procedures approved by the PSC. The costs of administrative and other services provided by Con Edison of New York to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Con Edison of New York
(Millions of Dollars)	2007	2006	2005
Cost of services provided	$64	$64	$64
Cost of services received	$45	$47	$48

In addition, Con Edison of New York and O&R have joint gas supply arrangements, in connection with which Con Edison of New York sold to O&R $161 million, $149 million and $185 million of natural gas for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are net of the effect of related hedging transactions.

Con Edison of New York entered into financial contracts on behalf of O&R with various brokers and counterparties to hedge purchases of electricity. For the years ended December 31, 2007, 2006, and 2005, the realized gains or losses recorded as part of purchase power expense is $5 million, $9 million, and $(3) million, respectively.

As a result of an auction held in October 2005, Con Edison of New York entered into financial contracts with Con Edison Energy to hedge purchases of electricity in 2006. Con Edison of New York’s realized losses associated with these contracts in 2006 totaled $62 million. These losses were recovered under Con Edison of New York’s recoverable energy cost rate provision. See “Recoverable Energy Costs” in Note A. Con Edison Energy’s gain on this transaction was offset by a corresponding loss on a hedge position.

In December 2005, the FERC authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12

Notes to the Financial Statements — Continued

months, in amounts not to exceed $200 million outstanding at any time, at prevailing market rates. In December 2007, Con Edison of New York loaned O&R $55 million, which was repaid in January 2008.

Note S – New Financial Accounting Standards

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160), which is effective for financial statements issued for fiscal years beginning after December 15, 2008. This Statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. The adoption of SFAS No. 160 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (SFAS No. 141R), which is effective for financial statements issued for fiscal years beginning after December 15, 2008. This Statement requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The adoption of SFAS No. 141R is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In November 2007, the FASB issued FSP No. SFAS 142-f, “Determination of the Useful Life of Intangible Assets.” The guidance in this FSP would amend the factors used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The guidance in this FSP becomes effective for fiscal years beginning after June 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Companies are currently evaluating the impact of this FSP on their financial position, results of operations and liquidity.

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities.” The EITF concluded that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The guidance in this EITF becomes effective for fiscal years beginning after December 15, 2007. The Companies do not expect this EITF to have a material effect on their financial position, results of operations or liquidity.

In June 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”, which is effective for fiscal years beginning after December 15, 2007. The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified as nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. The adoption of EITF No. 06-11 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In May 2007, the FASB issued FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.” The guidance in this FSP clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in this FSP became effective upon adoption of the FASB Interpretation No. 48, which the Companies adopted in January 2007. See Note L. The application of this FSP did not have a material impact on the Companies’ financial position, results of operations or liquidity.

In April 2007, the FASB issued FSP No. 39-1, “Amendment of FASB Interpretation No. 39.” This FSP permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset provided that the receivable or payable arises from the same master netting arrangement with the same counterparty as the derivative instruments. The guidance in this FSP becomes effective for fiscal years beginning after November 15, 2007. The adoption of this FSP is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The guidance in this Statement becomes effective for fiscal periods beginning

Notes to the Financial Statements — Continued

after November 15, 2007. The Companies have not elected the fair value option.

In September 2006, the FASB issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” This EITF requires employers to record a liability for future benefits for endorsement split-dollar life insurance arrangements that provide a postretirement benefit to an employee. The guidance in this EITF becomes effective for fiscal periods beginning after December 15, 2007. The Companies do not expect this EITF to have a material impact on their financial statements, results of operations or liquidity.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. It applies to other accounting pronouncements that require fair value measurements and, accordingly, does not require any new fair value measurements. The guidance in this Statement becomes effective for financial statements issued for fiscal years beginning after November 15, 2007. The Companies have evaluated the impact of this Statement on their financial position, results of operations and liquidity. Upon adoption of this Statement, SFAS No. 157 provides for limited retrospective application for day one gains and losses previously deferred under EITF 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” To the extent that an entity has deferred day one gains and losses on their commodity contracts due to the inability to recognize them under EITF 02-03, it should record an adjustment to opening retained earnings for the difference between the fair value and carrying value of those derivative instruments on that day. Con Edison Energy has deferred day one gains under EITF 02-03. The adoption of SFAS No. 157 is expected to result in Con Edison Energy recording a transition adjustment for its day one gains in the amount of $17 million, net of taxes, to beginning retained earnings for 2008. The application of SFAS No. 157 will not impact the financial statements of other CEI subsidiaries. It will, however, require additional disclosures for items that are measured at fair value.

Note T – Con Edison Communications (CEC)

In March 2006, Con Edison completed the sale of CEC to RCN Corporation for approximately $39 million in cash. The sale resulted in a loss from discontinued operations of approximately $1 million for the period ended December 31, 2006.

Subsequent to the sale, Con Edison of New York will receive lease payments from RCN Corporation for the right to use its electric conduit system in accordance with the tariff approved by the PSC. The continuing cash flows related to the lease payments are not considered significant in relation to the revenues expected to be generated by the CEC business.

In accordance with SFAS No. 144, the loss on the sale of CEC is reported as “Discontinued operations” on Con Edison’s consolidated income statement.

Note U – Con Edison Development

In December 2007, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, agreed to sell their ownership interests in power generating projects (Rock Springs, Ocean Peaking Power, CEEMI, Newington and Lakewood) with an aggregate capacity of approximately 1,706 megawatts to North American Energy Alliance, LLC for approximately $1.5 billion in cash, subject to closing adjustments. The sale is subject to review or approval by various federal, state and local regulators. The sale is scheduled to be completed in two stages during the first half of 2008. Con Edison estimates that the cash proceeds from the sale, net of repayment of project debt, taxes and transaction expenses would be approximately $654 million and that the sale would result in an after-tax gain, net of transaction expenses, of approximately $335 million. Con Edison is considering alternatives with respect to the repayment of the project debt that might result in higher cash proceeds in 2008 and an increased net after-tax gain.

In February 2008, Allco Finance Group Limited, which through subsidiaries, is one of the owners of the North American Energy Alliance, LLC requested that the Australian Securities Exchange suspend trading in the shares of Allco Finance Group Limited. Con Edison is unable to predict whether the completion of the sale may be adversely affected by developments related to Allco Finance Group Limited.

Notes to the Financial Statements — Continued

In accordance with SFAS No. 144, in 2007, the assets and liabilities of the generating projects were classified as “held for sale” on Con Edison’s consolidated balance sheet. Effective November 15, 2007, Con Edison ceased recording depreciation and amortization expense on these assets. Had the company continued to record depreciation and amortization, an additional charge of $5 million would have been recognized during 2007. In accordance with EITF Issue No. 87-24, “Allocation of Interest to Discontinued Operations”, which permits, but does not require the allocation of other consolidated interest to discontinued operations, Con Edison has chosen not to allocate interest associated with corporate level debt to discontinued operations. The assets and liabilities presented separately under the captions “held for sale” in Con Edison’s consolidated balance sheet at December 31, 2007, consist of the following:

(Millions of Dollars)	2007
Non-utility property	$929
Accumulated depreciation	(151)
Non-utility property held for sale	$778

Cash	$9
Restricted cash	5
Accounts receivable	5
Inventory	16
Other current assets	5
Current assets held for sale	$40

Intangible assets	$70
Other noncurrent assets	18
Noncurrent assets held for sale	88

Current portion of long-term debt	$20
Accounts payable	3
Other current liabilities	5
Current liabilities held for sale	$28

Long term debt	$60
Other noncurrent liabilities	1
Noncurrent liabilities held for sale	$61

Con Edison currently expects that one of its competitive energy businesses will provide energy management services, such as plant scheduling and fuel procurement, for the Rock Springs, Ocean Peaking Power and CEEMI projects. Such services are expected to give rise to a significant level of continuing direct cash flows between Con Edison and the disposed projects, and to provide Con Edison with significant continuing involvement with the operations of the disposed projects. As a result, under the guidance of EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF No. 03-13), Con Edison has concluded that the Rock Springs, Ocean Peaking Power and CEEMI projects do not qualify for discontinued operations. Accordingly, the results of operations of these projects have been reported within continuing operations in the accompanying Con Edison consolidated statements of income.

Con Edison also expects that one of its competitive energy businesses will engage in certain services for the Newington and Lakewood projects after the sale. However, such services are expected to be much more limited than those provided to the Rock Springs, Ocean Peaking Power and CEEMI projects, and are not expected to give rise to significant level of continuing direct cash flows between Con Edison and the disposed projects, or to provide Con Edison with significant continuing involvement in the operating or financial policies of the disposed projects. As a result, Con Edison believes that the criteria within SFAS No. 144 and EITF No. 03-13 for discontinued operations treatment have been met for the Newington and Lakewood projects. Accordingly, the results of operations of these projects has been reflected in Income/(Loss) from Discontinued Operations (Net of Income Taxes) in the accompanying Con Edison consolidated statements of income . The Newington and Lakewood projects had revenues of $268 million, $194 million and $298 million and pre-tax profit (loss) of $5 million, $-, and $(20) million for 2007, 2006 and 2005, respectively.

SCHEDULE I

Condensed Financial Information of Consolidated Edison, Inc.

Condensed Balance Sheet

(Parent Company Only)

	At December 31,
(Millions of Dollars)	2007	2006
Assets
Current Assets
Cash and temporary cash investments	$32	$23
Accounts receivable from affiliated companies	52	122
Prepayments	26	57
Other current assets	1	4
Total Current Assets	111	206
Investments in subsidiaries and others	10,137	9,107
Goodwill	406	406
Federal income tax due from taxing authority	8	8
Deferred income tax	29	20
Other assets	159	14
Total Assets	$10,850	$9,761
Capitalization and Liabilities
Common Shareholders’ Equity
Common stock	$4,023	$3,297
Retained earnings	6,056	5,747
Total Common Shareholders’ Equity	10,079	9,044
Long-term debt	-	525
Total Capitalization	10,079	9,569
Noncurrent Liabilities	173	9
Current Liabilities
Long-term debt due within a year	200	-
Notes payable	240	83
Accounts payable	117	9
Other current liabilities	41	91
Total Current Liabilities	598	183
Total Liabilities	771	192
Total Capitalization and Liabilities	$10,850	$9,761

Condensed Financial Information of Consolidated Edison, Inc.

Condensed Income Statement

(Parent Company Only)

(Millions of Dollars, except per share amounts)	2007	2006	2005
Equity in earnings of subsidiaries	$946	$772	$757
Other income/(deductions), net of taxes	8	3	21
Interest expense	(29)	(35)	(33)
Income From Continuing Operations	925	740	745
Income/(Loss) from Discontinued Operations (Net of Income Tax Expense/(Benefit) of $1, $(13) and $(11) in 2007, 2006 and 2005, respectively) (Notes T and U)	4	(3)	(26)
Net Income	$929	$737	$719
Earnings Per Common Share – Basic
Continuing operations	$3.48	$2.97	$3.05
Discontinued operations	0.01	(0.01)	(0.10)
Net Income	$3.49	$2.96	$2.95
Earnings Per Common Share – Diluted
Continuing operations	$3.46	$2.96	$3.04
Discontinued operations	0.01	(0.01)	(0.10)
Net Income	$3.47	$2.95	$2.94
Dividends Declared Per Share Of Common Stock	$2.32	$2.30	$2.28
Average Number Of Shares Outstanding – Basic (In Millions)	266.3	249.3	243.9
Average Number Of Shares Outstanding – Diluted (In Millions)	267.2	250.3	244.7

Condensed Financial Information of Consolidated Edison, Inc.

Condensed Statement of Cash Flows

(Parent Company Only)

(Millions of Dollars)	2007	2006	2005
Net Income	$929	$737	$719
Equity in earnings of subsidiaries	(950)	(769)	(731)
Dividends received from:
Consolidated Edison Company of New York, Inc.	548	440	369
Orange and Rockland Utilities, Inc.	31	28	71
Competitive energy businesses	43	-	35
Other – net	174	41	(94)
Net Cash Flows from Operating Activities	775	477	369
Investing Activities
Contributions to subsidiaries	(701)	(447)	-
Proceeds from sale of Con Edison Communications	-	39	-
Net Cash Flows Used in Investing Activities	(701)	(408)	-
Financing Activities
Net proceeds from/(payments of) short-term debt	157	(51)	78
Retirement of long-term debt	(325)	-	-
Common shares issued	685	527	77
Common stock dividends	(582)	(533)	(515)
Net Cash Flows Used in Financing Activities	(65)	(57)	(360)
Net Change for the Period	9	12	9
Balance at Beginning of Period	23	11	2
Balance at End of Period	$32	$23	$11

SCHEDULE II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005

			COLUMN C Additions
Company	COLUMN A Description	COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions**	COLUMN E Balance At End of Period
	(Millions of Dollars)
Con Edison	Allowance for uncollectible accounts*:
	2007	$45	$66	-	$64	$47
	2006	$39	$65	-	$59	$45
	2005	$33	$51	-	$45	$39
Con Edison of New York	Allowance for uncollectible accounts*:
	2007	$40	$63	-	$60	$43
	2006	$35	$63	-	$58	$40
	2005	$29	$48	-	$42	$35

*	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable-customers) to which they apply.

**	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

For the Companies’ Reports of Management On Internal Control Over Financial Reporting and the related opinions of PricewaterhouseCoopers LLP (presented in the Reports of Independent Registered Public Accounting Firm), see Item 8 of this report (which information is incorporated herein by reference).

There was no change in the Companies’ internal control over financial reporting that occurred during the Companies’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

ITEM 9A(T).	CONTROLS AND PROCEDURES

The information required for Con Edison of New York pursuant to this Item 9A(T) has been included in Item 9A (which information is incorporated herein by reference).

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

Con Edison

Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201 (d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 19, 2008. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2007, the close of the fiscal year covered by this report.

The information required pursuant to Item 201 (d) of Regulation S-K as at December 31, 2007 is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock options	6,596,850	$43.072	2,829,751
Restricted stock	114,505	N/A	3,425,495
Total equity compensation plans approved by security holders	6,711,355		6,255,246
Total equity compensation plans not approved by security holders	40,000	N/A	N/A
Total	6,751,355	N/A	6,255,246

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

Con Edison of New York

Information required by Part III as to Con Edison of New York is incorporated by reference from Con Edison of New York’s definitive information statement for its Annual Meeting of Stockholders to be held on May 19, 2008. The information statement is to be filed pursuant to Regulation 14C not later than 120 days after December 31, 2007, the close of the fiscal year covered by this report.

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

Con Edison

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000, among Con Edison, Northeast Utilities, Consolidated Edison, Inc. (a Delaware corporation, originally incorporated as CWB Holdings, Inc.) and N Acquisition LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated January 11, 2000 (File No. 1-14514) as Exhibit 2.)

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Con Edison) (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 3.1.)

3.1.2	By-laws of Con Edison, effective as of May 16, 2005. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-14514) as Exhibit 3.1.)

4.1.1	Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1.)

4.1.2	The form of Con Edison’s 3.625% Debentures, Series 2003 A. (Designated in Con Edison’s Current Report on Form 8-K, dated July 22, 2003. (File No. 1-14514) as Exhibit 4.)

4.1.3.1	Amended and Restated Credit Agreement, dated as of June 22, 2006 among Con Edison of New York, Con Edison, O&R, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K, dated June 22, 2006, (File No. 1-14514) as Exhibit 4.)

4.1.3.2	Memo to Lenders, dated June 19, 2007, from JPMorgan Chase Bank, N.A.

10.1.1	Con Edison 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-14514) as Exhibit 10.20.)

10.1.2	The following employment agreements, and amendments thereto, between Con Edison and the executive officer listed below, dated as of the effective dates listed below, which are designated as follows:

		Securities Exchange Act File No. 1-14514
Executive Officer	Effective Date	Form	Date	Exhibit
Kevin Burke	Agreement: 9/1/00	10-K	12/31/00	10.1.6
	Amendment: 5/31/02	10-Q	6/30/02	10.1.3
	Agreement: 7/22/05	8-K	7/21/05	10.1.1

10.1.3	Letter, dated July 27, 2005, to Stephen B. Bram. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.4.)

10.1.4	Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, effective as of September 1, 2000. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 1-14514) as Exhibit 10.1.3.)

10.1.5.1	The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-14514) as Exhibit 10.)

10.1.5.2	Amendment, dated April 8, 2002, to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Registration Statement on Form S-8 (No. 333-86820) as Exhibit 10.2.)

10.1.5.3	Amendment, dated February 19, 2004 to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 10.1.5.3.)

10.1.5.4	Amendment, dated October 25, 2004 to the Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 1-14514) as Exhibit 10.1.)

10.1.6	Consolidated Edison, Inc. Deferred Stock Compensation Plan for Non-Officer Directors, effective July 1, 2002. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-14514) as Exhibit 10.1.1.)

10.1.7	The Con Edison Retirement Plan as amended and restated, entered into November 16, 2004. (Designated in Con Edison’s Current Report on Form 8-K dated November 9, 2004 (File No. 1-14514) as Exhibit 10.)

10.1.8.1	The Consolidated Edison Thrift Plan, as amended effective August 2003. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-14514) as Exhibit 10.1.8.1.)

10.1.8.2	Amendment, executed April 5, 2005, to The Consolidated Edison Thrift Plan (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-14514) as Exhibit 10.1.1.)

10.1.9.1	Guaranty, dated as of November 14, 2000, from Consolidated Edison, Inc. in favor of Hawkeye Funding, Limited Partnership. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.1.9.1.)

10.1.9.2	Lease Agreement, dated as of November 14, 2000, between Hawkeye Funding, Limited Partnership, as Lessor, and Newington Energy, L.L.C., as Lessee (the Newington Project Lease). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.1.9.2.)

10.1.9.3	Amendment No. 1, dated as of April 1, 2002, to the Newington Project Lease. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.1.9.3.)

10.1.10.1	Consolidated Edison, Inc. Long-Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 1-14514) as Exhibit 10.1.1.)

10.1.10.2	Form of Restricted Stock Unit Award under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.2.)

10.1.10.3	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3.)

10.1.11	Description of Directors’ Compensation. (Designated in Con Edison’s Current Report on Form 8-K, dated May 16, 2005, (File No. 1-14514) as Exhibit 10.)

10.1.12	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5.)

10.1.13	Restricted Stock Award Agreement, dated as of April 1, 2004, between Con Edison and Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.6.)

10.1.14	Purchase and Sale Agreement, dated as of December 10, 2007, by and between Consolidated Edison Development, Inc. and North American Energy Alliance, LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated December 14, 2007, (File No. 1-14514) as Exhibit 10.1.)

10.1.15	Purchase and Sale Agreement, dated as of December 10, 2007, by and between CED/SCS Newington, LLC and North American Energy Alliance, LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated December 14, 2007, (File No. 1-14514) as Exhibit 10.2.)

12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the years 2003-2007.

21.1	Subsidiaries of Con Edison. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 21.1.)

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney of each of the persons signing this report by attorney-in-fact.

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.1.1	Section 1350 Certifications – Chief Executive Officer.

32.1.2	Section 1350 Certifications – Chief Financial Officer.

Con Edison of New York

3.2.1.1	Restated Certificate of Incorporation of Con Edison of New York filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of Con Edison of New York for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a).)

3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of Con Edison of New York filed with the Department of State of the State of New York, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Date Filed With Department of State	Form	Date	Exhibit
5/16/88	10-K	12/31/89	3	(b)
6/2/89	10-K	12/31/89	3	(c)
4/28/92	8-K	4/24/92	4	(d)
8/21/92	8-K	8/20/92	4	(e)
2/18/98	10-K	12/31/97	3.1.2.3

3.2.2	By-laws of Con Edison of New York, effective February 1, 2008. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated January 17, 2008 (File No. 1-1217) as Exhibit 3.2.)

4.2.1.1	Participation Agreement, dated as of December 1, 1992, between New York State Energy Research and Development Authority (NYSERDA) and Con Edison of New York (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(f).)

4.2.1.2	Supplemental Participation Agreement, dated as of July 1, 1995, to Participation Agreement, dated as of December 1, 1992 between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File 1-1217) as Exhibit 4.2.)

4.2.2	Participation Agreement, dated as of July 1, 1999, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.1.)

4.2.3.1	Participation Agreement, dated as of June 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.1.)

4.2.3.2	Supplemental Participation Agreement, dated as of October 1, 2002, to Participation Agreement, dated as of June 1, 2001 between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.2.)

4.2.4	Participation Agreement, dated as of November 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.1.)

4.2.5	Participation Agreement, dated as of January 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.6.)

4.2.6	Participation Agreement, dated as of January 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.7.)

4.2.7	Participation Agreement, dated as of November 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated November 9, 2004, (File No. 1-1217) as Exhibit 4.1.)

4.2.8	Participation Agreement, dated as of May 1, 2005, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated May 25, 2005, (File No. 1-1217) as Exhibit 4.1.)

4.2.9.1	Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty Trust Company of New York, as trustee (Morgan Guaranty) (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(i).)

4.2.9.2	Supplemental Indenture of Trust, dated as of July 1, 1995 to Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Marine Midland Bank. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 1-1217) as Exhibit 4.3.)

4.2.10.1	Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2.)

4.2.10.2	Supplemental Indenture of Trust, dated as of July 1, 2001, to Indenture of Trust, dated July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

4.2.11.1	Indenture of Trust, dated as of June 1, 2001 between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.3.)

4.2.11.2	Supplemental Indenture of Trust, dated as of October 1, 2002, to Indenture of Trust, dated as of June 1, 2002, between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.1.)

4.2.12	Indenture of Trust, dated as of November 1, 2001, between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

4.2.13	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.12.)

4.2.14	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.13.)

4.2.15	Indenture of Trust, dated as of November 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated November 9, 2004, (File No. 1-1217) as Exhibit 4.2.)

4.2.16	Indenture of Trust, dated as of May 1, 2005, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated May 25, 2005, (File No. 1-1217) as Exhibit 4.2.)

4.2.17.1	Indenture, dated as of December 1, 1990, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee (the “Debenture Indenture”). (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h).)

4.2.17.2	First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13.)

4.2.17.3	Second Supplemental Indenture (to the Debenture Indenture), dated as of June 23, 2005, between Con Edison of New York and JPMorgan Chase Bank, N.A. (successor to The Chase Manhattan Bank (National Association)), as Trustee. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated November 16, 2005, (File No. 1-1217) as Exhibit 4.1.)

4.2.18	The following forms of Con Edison of New York’s Debentures:

		Securities Exchange Act File No. 1-1217
Debenture		Form	Date	Exhibit
6 1/4%	Series 1998 A	8-K	1/29/98	4.1
7.10%	Series 1998 B	8-K	1/29/98	4.2
6.15%	Series 1998 C	8-K	6/22/98	4
6.90%	Series 1998 D	8-K	9/24/98	4
7.15%	Series 1999 B	8-K	12/1/99	4
8 1/8%	Series 2000 A	8-K	5/3/00	4
7 1/2%	Series 2000 B	8-K	8/23/00	4
5.625%	Series 2002 A	8-K	6/19/02	4
4.875%	Series 2002 B	8-K	12/19/02	4
5.875%	Series 2003 A	8-K	4/7/03	4
3.85%	Series 2003 B	8-K	6/12/03	4.1
5.10%	Series 2003 C	8-K	6/12/03	4.2
4.70%	Series 2004 A	8-K	2/11/04	4.1
5.70%	Series 2004 B	8-K	2/11/04	4.2
4.70%	Series 2004 C	8-K	2/11/04	4.3
5.30%	Series 2005 A	8-K	3/7/05	4
5.250%	Series 2005 B	8-K	6/20/05	4
5.375%	Series 2005 C	8-K	11/16/05	4.2
5.85%	Series 2006 A	8-K	3/9/06	4
6.20%	Series 2006 B	8-K	6/15/06	4
5.50%	Series 2006 C	8-K	9/25/06	4
5.30%	Series 2006 D	8-K	12/1/06	4.1
5.70%	Series 2006 E	8-K	12/1/06	4.2
6.30%	Series 2007 A	8-K	8/28/07	4

10.2.1	Amended and Restated Agreement and Settlement, dated September 19, 1997, between Con Edison of New York and the Staff of the New York State Public Service Commission (without Appendices). (Designated in Con Edison of New York’s Current Report on Form 8-K, dated September 23, 1997, (File No. 1-1217) as Exhibit 10.)

10.2.2	Settlement Agreement, dated October 2, 2000, by and among Con Edison of New York, the Staff of the New York State Public Service Commission and certain other parties. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated September 22, 2000, (File No. 1-1217) as Exhibit 10.)

10.2.3.1	Planning and Supply Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg).)

10.2.3.2	Delivery Service Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh).)

10.2.4	Agreement and Plan of Exchange, entered into on October 28, 1997, between Con Edison and Con Edison of New York. (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 2.)

10.2.5	The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of August 1, 2000. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-1217) as Exhibit 10.2.1.)

10.2.6	Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.10.)

10.2.7	Deferred Compensation Plan for the Benefit of Trustees of Con Edison of New York, dated February 27, 1979, and amendments thereto, dated September 19, 1979 (effective February 27, 1979), February 26, 1980, and November 24, 1992 (effective January 1, 1993). (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(i).)

10.2.8	Supplemental Medical Plan for the Benefit of Con Edison of New York’s officers. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa).)

10.2.9	The Con Edison of New York Severance Pay Plan for Management Employees. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (File No. 1-1217) as Exhibit 10.)

10.2.10.1	The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.19.)

10.2.10.2	Amendment No. 1 to The Consolidated Edison Company of New York, Inc. Deferred Income Plan, effective as of September 1, 2000. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

10.2.11.1	The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, effective as of January 1, 2005, as amended effective as of January 1, 2007.

10.2.12.1	Trust Agreement, dated as of March 31, 1999, between Con Edison of New York and Mellon Bank, N.A., as Trustee. (Designated in Con Edison of New York’s Annual Report on Form 10-K, for the year ended December 31, 2005, (File No. 1-1217) as Exhibit 10.2.13.1.)

10.2.12.2	Amendment Number 1 to the Con Edison of New York Rabbi Trust, executed October 24, 2003, between Con Edison of New York and Mellon Bank, N.A., as Trustee. (Designated in Con Edison of New York’s Annual Report on Form 10-K, for the year ended December 31, 2005, (File No. 1-1217) as Exhibit 10.2.13.2.)

10.2.13	Employment Agreement, dated February 18, 1999, between Con Edison of New York and Frances Resheske. (Designated in Con Edison of New York’s Annual Report on Form 10-K, for the year ended December 31, 2006, (File No. 1-1217) as Exhibit 10.2.14.)

12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the years 2003 – 2007.

23.2	Consent of PricewaterhouseCoopers LLP.

24.2	Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1.)

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.2.1	Section 1350 Certifications – Chief Executive Officer.

32.2.2	Section 1350 Certifications – Chief Financial Officer.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2008.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

By	/s/ ROBERT HOGLUND
Robert Hoglund Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 22, 2008.

Signature	Registrant	Title
Kevin Burke*	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
	Con Edison of New York	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)
Robert Hoglund*	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	Con Edison of New York	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Edward J. Rasmussen*	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	Con Edison of New York	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Eugene R. McGrath*	Con Edison	Director
	Con Edison of New York	Trustee
Vincent A. Calarco*	Con Edison	Director
	Con Edison of New York	Trustee
George Campbell Jr.*	Con Edison	Director
	Con Edison of New York	Trustee
Gordon J. Davis*	Con Edison	Director
	Con Edison of New York	Trustee
Michael J. Del Guidice*	Con Edison	Director
	Con Edison of New York	Trustee
Ellen V. Futter*	Con Edison	Director
	Con Edison of New York	Trustee
Sally Hernandez *	Con Edison	Director
	Con Edison of New York	Trustee
John F. Killian*	Con Edison	Director
	Con Edison of New York	Trustee
Peter W. Likins*	Con Edison	Director
	Con Edison of New York	Trustee
Michael W. Ranger*	Con Edison	Director
	Con Edison of New York	Trustee
L. Frederick Sutherland*	Con Edison	Director
	Con Edison of New York	Trustee
Stephen R. Volk*	Con Edison	Director
	Con Edison of New York	Trustee

*By	/s/ ROBERT HOGLUND
Robert Hoglund, Attorney-in-fact