Form 10-Q
period 2008-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2008-05-02
CIK 1047862, 23632

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Con Edison

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Con Edison of New York

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Con Edison	Yes ☐ No ☒

Con Edison of New York	Yes ☐ No ☒

As of April 30, 2008, Con Edison had outstanding 272,635,461 Common Shares ($.10 par value). All of the outstanding common equity of Con Edison of New York is held by Con Edison.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
ALJs	Administrative Law Judges
DEC	New York State Department of Environmental Conservation
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force

Other
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
Fitch	Fitch Ratings
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2007
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Net T&D Revenues	Revenue requirement impact resulting from the reconciliation pursuant to Con Edison of New York’s electric rate agreement of the differences between the actual amount of transmission and distribution utility plant, net of depreciation, to the amount reflected in electric rates
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
VaR	Value-at-Risk
VIE	Variable interest entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2008	December 31, 2007
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$16,243	$15,979
Gas	3,452	3,403
Steam	1,769	1,755
General	1,742	1,732
TOTAL	23,206	22,869
Less: Accumulated depreciation	4,857	4,784
Net	18,349	18,085
Construction work in progress	1,136	1,028
NET UTILITY PLANT	19,485	19,113
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $38 and $36 in 2008 and 2007, respectively	20	18
Non-utility property held for sale	778	778
Construction work in progress	2	5
NET PLANT	20,285	19,914
CURRENT ASSETS
Cash and temporary cash investments	144	210
Restricted cash	1	1
Accounts receivable - customers, less allowance for uncollectible accounts of $49 and $47 in 2008 and 2007, respectively	980	970
Accrued unbilled revenue	127	149
Other receivables, less allowance for uncollectible accounts of $6 in 2008 and 2007	285	288
Fuel oil, at average cost	53	44
Gas in storage, at average cost	122	215
Materials and supplies, at average cost	143	146
Prepayments	342	119
Fair value of derivative assets	242	98
Recoverable energy costs	168	213
Deferred derivative losses	1	45
Current assets held for sale	48	40
Other current assets	13	12
TOTAL CURRENT ASSETS	2,669	2,550
INVESTMENTS	376	378
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	408	408
Intangible assets, less accumulated amortization of $1 in 2008 and 2007	2	2
Regulatory assets	4,379	4,511
Noncurrent assets held for sale	108	88
Other deferred charges and noncurrent assets	438	411
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	5,335	5,420
TOTAL ASSETS	$28,665	$28,262

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2008	December 31, 2007
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$9,264	$9,076
Preferred stock of subsidiary	213	213
Long-term debt	7,886	7,611
TOTAL CAPITALIZATION	17,363	16,900
MINORITY INTERESTS	44	43
NONCURRENT LIABILITIES
Obligations under capital leases	20	22
Provision for injuries and damages	164	161
Pensions and retiree benefits	1,054	938
Superfund and other environmental costs	312	327
Uncertain income taxes	150	155
Asset retirement obligations	113	110
Fair value of derivative liabilities	38	15
Noncurrent liabilities held for sale	61	61
Other noncurrent liabilities	88	95
TOTAL NONCURRENT LIABILITIES	2,000	1,884
CURRENT LIABILITIES
Long-term debt due within one year	307	809
Notes payable	1,150	840
Accounts payable	1,111	1,187
Customer deposits	255	249
Accrued taxes	36	26
Accrued interest	134	149
Accrued wages	81	82
Fair value of derivative liabilities	80	76
Deferred derivative gains	138	10
Deferred income taxes - recoverable energy costs	71	86
Current liabilities held for sale	35	28
Other current liabilities	346	309
TOTAL CURRENT LIABILITIES	3,744	3,851
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	4,707	4,465
Regulatory liabilities	786	1,097
Other deferred credits	21	22
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,514	5,584
TOTAL CAPITALIZATION AND LIABILITIES	$28,665	$28,262

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES (NOTE A)
Electric	$1,873	$1,787
Gas	846	849
Steam	285	295
Non-utility	573	426
TOTAL OPERATING REVENUES	3,577	3,357
OPERATING EXPENSES
Purchased power	1,291	1,118
Fuel	201	219
Gas purchased for resale	497	514
Other operations and maintenance	537	490
Depreciation and amortization	165	158
Taxes, other than income taxes	349	328
Income taxes	147	154
TOTAL OPERATING EXPENSES	3,187	2,981
OPERATING INCOME	390	376
OTHER INCOME (DEDUCTIONS)
Investment and other income	58	13
Allowance for equity funds used during construction	2	2
Preferred stock dividend requirements of subsidiary	(3)	(3)
Other deductions	(5)	(5)
Income taxes	(16)	6
TOTAL OTHER INCOME (DEDUCTIONS)	36	13
INTEREST EXPENSE
Interest on long-term debt	113	118
Other interest	16	15
Allowance for borrowed funds used during construction	(3)	(2)
NET INTEREST EXPENSE	126	131
INCOME FROM CONTINUING OPERATIONS	300	258
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX EXPENSE/(BENEFIT))	3	(2)
NET INCOME	$303	$256
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$1.10	$1.00
Discontinued operations	0.01	(0.01)
Net income	$1.11	$0.99
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$1.10	$1.00
Discontinued operations	0.01	(0.01)
Net income	$1.11	$0.99
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.585	$0.58
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	272.2	258.0
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	273.0	259.1

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
	(Millions of Dollars)
NET INCOME	$303	$256
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $1 taxes in 2007	—	1
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $(1) and $14 taxes in 2008 and 2007, respectively	(1)	23
Less: Reclassification adjustment for unrealized losses included in regulatory assets, net of $(5) taxes in 2008	(8)	—
Less: Reclassification adjustment for losses included in net income, net of $(9) taxes in 2007	—	(12)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	7	36
COMPREHENSIVE INCOME	$310	$292

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2006	257,456,303	$28	$3,314	$5,804	23,210,700	$(1,001)	$(58)	$(83)	$8,004

Net income				256					256
Common stock dividends				(150)					(150)
Issuance of common shares—dividend reinvestment and employee stock plans	1,327,669		61						61
Other comprehensive Income								36	36
BALANCE AS OF MARCH 31, 2007	258,783,972	$28	$3,375	$5,910	23,210,700	$(1,001)	$(58)	$(47)	$8,207
BALANCE AS OF DECEMBER 31, 2007	272,024,874	$29	$4,038	$6,113	23,210,700	$(1,001)	$(60)	$(43)	$9,076

Net income				303					303
Common stock dividends				(160)					(160)
Issuance of common shares—dividend reinvestment and employee stock plans	476,809		21						21
Other comprehensive Income								7	7
Adjustment for adoption of FASB Statement No. 157				17					17
BALANCE AS OF MARCH 31, 2008	272,501,683	$29	$4,059	$6,273	23,210,700	$(1,001)	$(60)	$(36)	$9,264

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$303	$256
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	165	164
Deferred income taxes	174	114
Rate case amortization and accruals	(68)	(76)
Net transmission and distribution reconciliation	(52)	(45)
Common equity component of allowance for funds used during construction	(2)	(2)
Prepaid pension costs (net of capitalized amounts)	—	(16)
Other non-cash items (net)	(1)	5
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(10)	(136)
Materials and supplies, including fuel oil and gas in storage	87	165
Other receivables and other current assets	24	161
Prepayments	(223)	(174)
Recoverable energy costs	110	69
Accounts payable	(76)	(112)
Pensions and retiree benefits	12	9
Accrued taxes	10	54
Accrued interest	(8)	10
Deferred charges, noncurrent assets and other regulatory assets	(37)	(51)
Deferred credits and other regulatory liabilities	150	44
Other assets	(19)	—
Other liabilities	21	39
NET CASH FLOWS FROM OPERATING ACTIVITIES	560	478

INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $- and $(16) in 2008 and 2007, respectively)	(504)	(443)
Cost of removal less salvage	(43)	(38)
Non-utility construction expenditures	—	(1)
Common equity component of allowance for funds used during construction	2	2
Decrease/(increase) in restricted cash	(4)	(8)
Proceeds from sale of properties	—	30
Purchase of ownership interest in Newington SCS	(20)	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(569)	(458)

FINANCING ACTIVITIES
Net proceeds from/(payments of) short-term debt	265	149
Retirement of long-term debt	(180)	(20)
Issuance of common stock	12	54
Common stock dividends	(149)	(140)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(52)	43

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(61)	63
BALANCE AT BEGINNING OF PERIOD	219	94

BALANCE AT END OF PERIOD	$158	$157
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$134	$119
Income taxes	—	$(44)

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2008	December 31, 2007
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$15,282	$15,027
Gas	3,044	2,999
Steam	1,769	1,755
General	1,605	1,599
TOTAL	21,700	21,380
Less: Accumulated depreciation	4,427	4,360
Net	17,273	17,020
Construction work in progress	1,087	973
NET UTILITY PLANT	18,360	17,993
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $18 in 2008 and 2007	12	12
NET PLANT	18,372	18,005
CURRENT ASSETS
Cash and temporary cash investments	40	121
Accounts receivable - customers, less allowance for uncollectible accounts of $46 and $43 in 2008 and 2007, respectively	831	832
Other receivables, less allowance for uncollectible accounts of $4 and $3 in 2008 and 2007, respectively	184	159
Accounts receivable from affiliated companies	98	96
Fuel oil, at average cost	53	44
Gas in storage, at average cost	102	170
Materials and supplies, at average cost	135	138
Prepayments	280	81
Fair value of derivative assets	104	66
Recoverable energy costs	163	190
Deferred derivative losses	—	44
Other current assets	4	5
TOTAL CURRENT ASSETS	1,994	1,946
INVESTMENTS	109	111
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	3,974	4,103
Other deferred charges and noncurrent assets	343	339
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,317	4,442
TOTAL ASSETS	$24,792	$24,504

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2008	December 31, 2007
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$8,189	$8,086
Preferred stock	213	213
Long-term debt	7,171	7,172
TOTAL CAPITALIZATION	15,573	15,471
NONCURRENT LIABILITIES
Obligations under capital leases	20	22
Provision for injuries and damages	157	154
Pensions and retiree benefits	747	638
Superfund and other environmental costs	256	271
Uncertain income taxes	137	142
Asset retirement obligations	113	110
Fair value of derivative liabilities	4	4
Other noncurrent liabilities	73	77
TOTAL NONCURRENT LIABILITIES	1,507	1,418
CURRENT LIABILITIES
Long-term debt due within one year	100	280
Notes payable	895	555
Accounts payable	843	899
Accounts payable to affiliated companies	26	19
Customer deposits	240	234
Accrued taxes	47	30
Accrued interest	117	134
Accrued wages	74	74
Fair value of derivative liabilities	1	20
Deferred derivative gains	102	5
Deferred income taxes - recoverable energy costs	61	77
Other current liabilities	314	276
TOTAL CURRENT LIABILITIES	2,820	2,603
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	4,212	4,018
Regulatory liabilities	662	976
Other deferred credits	18	18
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	4,892	5,012
TOTAL CAPITALIZATION AND LIABILITIES	$24,792	$24,504

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,715	$1,643
Gas	741	735
Steam	285	295
TOTAL OPERATING REVENUES	2,741	2,673
OPERATING EXPENSES
Purchased power	721	656
Fuel	198	213
Gas purchased for resale	428	433
Other operations and maintenance	463	432
Depreciation and amortization	154	145
Taxes, other than income taxes	332	312
Income taxes	112	136
TOTAL OPERATING EXPENSES	2,408	2,327
OPERATING INCOME	333	346
OTHER INCOME (DEDUCTIONS)
Investment and other income	4	9
Allowance for equity funds used during construction	2	2
Other deductions	(3)	(4)
Income taxes	1	2
TOTAL OTHER INCOME (DEDUCTIONS)	4	9
INTEREST EXPENSE
Interest on long-term debt	105	104
Other interest	13	14
Allowance for borrowed funds used during construction	(3)	(2)
NET INTEREST EXPENSE	115	116
NET INCOME	222	239
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3
NET INCOME FOR COMMON STOCK	$219	$236

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
	(Millions of Dollars)
NET INCOME	$222	$239
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	—	—
COMPREHENSIVE INCOME	$222	$239

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2006	235,488,094	$589	$2,252	$5,320	$(962)	$(58)	$(9)	$7,132

Net income				239				239
Common stock dividend to parent				(131)				(131)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2007	235,488,094	$589	$2,252	$5,425	$(962)	$(58)	$(9)	$7,237

BALANCE AS OF DECEMBER 31, 2007	235,488,094	$589	$2,912	$5,616	$(962)	$(60)	$(9)	$8,086

Net income				222				222
Common stock dividend to parent				(139)				(139)
Capital contribution by parent			23					23
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2008	235,488,094	$589	$2,935	$5,696	$(962)	$(60)	$(9)	$8,189

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$222	$239
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	154	145
Deferred income taxes	187	115
Rate case amortization and accruals	(68)	(76)
Net transmission and distribution reconciliation	(52)	(45)
Common equity component of allowance for funds used during construction	(2)	(2)
Prepaid pension costs (net of capitalized amounts)	—	(16)
Other non-cash items (net)	4	1
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	1	(101)
Materials and supplies, including fuel oil and gas in storage	62	109
Other receivables and other current assets	(81)	52
Prepayments	(199)	(196)
Recoverable energy costs	98	74
Accounts payable	(49)	(71)
Pensions and retiree benefits	1	(7)
Accrued taxes	17	45
Accrued interest	(17)	—
Deferred charges, noncurrent assets and other regulatory assets	(19)	(70)
Deferred credits and other regulatory liabilities	73	46
Other assets	—	(1)
Other liabilities	25	61
NET CASH FLOWS FROM OPERATING ACTIVITIES	357	302
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $- and $(16) in 2008 and 2007, respectively)	(493)	(427)
Cost of removal less salvage	(43)	(37)
Common equity component of allowance for funds used during construction	2	2
Proceeds from loan to affiliate	55	—
Proceeds from sale of properties	—	30
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(479)	(432)
FINANCING ACTIVITIES
Net proceeds from/(payments of) short-term debt	340	261
Retirement of long-term debt	(180)	—
Capital contribution by parent	23	—
Dividend to parent	(139)	(131)
Preferred stock dividends	(3)	(3)
NET CASH FLOWS FROM FINANCING ACTIVITIES	41	127
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(81)	(3)
BALANCE AT BEGINNING OF PERIOD	121	47
BALANCE AT END OF PERIOD	$40	$44
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$125	$103
Income taxes	$1	(20)

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2007 (the Form 10-K). Information in the notes to the consolidated financial statements in the Form 10-K referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into these Notes the information to which reference is made. Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

Note A - Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three months ended March 31, 2008 and 2007, Con Edison’s basic and diluted EPS are calculated as follows:

(Millions of Dollars, except per share amounts/Shares in Millions)	2008	2007
Income from continuing operations	$300	$258
Income/(Loss) from discontinued operations, net of tax	3	(2)
Net income	$303	$256
Weighted average common shares outstanding - Basic	272.2	258.0
Add: Incremental shares attributable to effect of potentially dilutive securities	0.8	1.1
Adjusted weighted average common shares outstanding - Diluted	273.0	259.1
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$1.10	$1.00
Discontinued operations	0.01	(0.01)
Net income	$1.11	$0.99
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$1.10	$1.00
Discontinued operations	0.01	(0.01)
Net income	$1.11	$0.99

Note B - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K.

Rate Agreements

Con Edison of New York - Electric

In March 2008, the PSC adopted an order, issued and effective March 25, 2008, granting Con Edison of New York an electric rate increase, effective April 1, 2008, of $425 million.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The PSC ruling reflected the following major items:

•	a return on common equity of 9.1 percent;

•

an increase to $150 million from $60 million in the level of annual revenues that, for purposes of setting rates, it is assumed the company will receive and retain from the sale of transmission rights on the company’s transmission system, with the difference between such actual revenues for the rate year and $150 million to be recoverable from or refundable to customers, as the case may be;

•

collection of $237 million of the $425 million rate increase is subject to potential refund to customers following further PSC review and completion of an investigation by the PSC staff (which will be in addition to a management and operations audit to be performed by an auditor selected by the PSC) of the $1.6 billion of capital expenditures during the April 2005 through March 2008 period covered by the 2005 Electric Rate Agreement for transmission and distribution utility plant that were above the amounts of such expenditures reflected in rates;

•	continuation of the rate provisions under which pension and other post-retirement benefit expenses and environmental remediation expenses are reconciled to amounts reflected in rates;

•

change to the reconciliation provisions for transmission and distribution expenditures and costs to relocate facilities to accommodate government projects, which under the PSC ruling will be reconciled only to the extent actual expenditures are less than amounts reflected in rates;

•	discontinuation of the provisions under which property taxes were reconciled to amounts reflected in rates;

•	potential operations penalties of up to $152 million annually if certain customer service and system reliability performance targets are not met;

•

implementation of a revenue decoupling mechanism under which the company’s actual energy delivery revenues would be compared, on a periodic basis, with the authorized delivery revenues with the difference accrued, with interest, for refund to, or recovery from, customers, as applicable; and

•	continuation of the rate provisions pursuant to which the company recovers its purchased power and fuel costs from customers.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

O&R - Electric

On April 18, 2008, O&R entered into a Joint Proposal with the PSC staff and other parties for the rates O&R can charge its New York customers for electric service from July 2008 through June 2011. The Joint Proposal, which is subject to approval by the PSC, provides for electric rate increases of $15.6 million, $15.6 million and $5.7 million effective July 1, 2008, 2009 and 2010, respectively, and the collection of an additional $9.9 million during the 12-month period beginning July 1, 2010. The PSC is expected to consider the Joint Proposal in July 2008.

The Joint Proposal reflected the following major items:

•	an annual return on common equity of 9.4 percent;

•

most of any actual earnings above a 10.2 percent return on equity (based on actual average common equity ratio, subject to a 50 percent maximum) are to be applied to reduce regulatory assets for pension and other post-retirement benefit expenses;

•

deferral as a regulatory asset or regulatory liability, as the case may be, of the difference between actual pension and other post-retirement benefit expenses, environmental remediation expenses, property taxes, tax-exempt debt costs and certain other expenses and amounts for those expenses reflected in rates;

•

deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which actual transmission and distribution related capital expenditures are less than amounts reflected in rates;

•	deferral as a regulatory asset of increases, if any, in certain expenses above a 4 percent annual inflation rate, but only if the actual annual return on common equity is less than 9.4 percent;

•	potential operations penalties of approximately $2 million to $3 million annually if certain customer service and system reliability performance targets are not met;

•

implementation of a revenue decoupling mechanism under which actual energy delivery revenues would be compared, on a periodic basis, with the authorized delivery revenues with the difference accrued, with interest, for refund to, or recovery from, customers, as applicable;

•	continuation of the rate provisions pursuant to which the company recovers its purchased power costs from customers; and

•	withdrawal of the litigation O&R commenced seeking to annul the PSC’s March and October 2007 orders relating to O&R’s electric rates.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at March 31, 2008 and December 31, 2007 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Regulatory assets
Unrecognized pension and other postretirement costs	$2,160	$2,106	$2,015	$1,956
Future federal income tax	1,140	1,112	1,084	1,057
Environmental remediation costs	380	378	314	312
World Trade Center restoration costs	152	154	152	154
Pension and other postretirement benefits deferrals	83	152	28	96
Revenue taxes	80	77	79	75
O&R transition bond charges	62	63	—	—
Unbilled gas revenue	44	44	44	44
Workers’ compensation	40	41	40	41
Net electric deferrals	36	—	36	—
Other retirement program costs	15	16	15	16
Asbestos-related costs	10	10	10	10
Deferred derivative losses - long-term	3	5	3	4
Net T&D reconciliation	—	142	—	142
Recoverable energy costs	—	50	—	50
Electric rate increase accrual	—	14	—	14
Other	174	147	154	132
Regulatory assets	4,379	4,511	3,974	4,103
Deferred derivative losses - current	1	45	—	44
Recoverable energy costs - current	168	213	163	190
Total Regulatory Assets	$4,548	$4,769	$4,137	$4,337
Regulatory liabilities
Allowance for cost of removal less salvage	$406	$422	$344	$362
Net electric deferrals	76	33	76	33
Refundable energy costs	44	29	21	—
Deferred derivative gains - long-term	38	21	15	8
Gain on sale of First Avenue properties	32	124	32	124
Gas excess earnings	20	10	20	10
Transmission congestion contracts	17	40	17	40
Net steam deferrals	14	21	14	21
Gas interruptible sales credits	6	10	6	10
Property tax reconciliation	5	41	5	41
EPA SO2 allowance proceeds - electric and steam	4	18	4	18
Prior year deferred tax amortization	2	51	2	51
NYS tax law changes	1	42	—	41
DC service incentive	1	10	1	10
Interest on federal income tax refund	—	41	—	41
2004 electric, gas and steam one-time rate agreement charges	—	16	—	16
Gain on sale of W. 24th St. property	—	10	—	10
Other	120	158	105	140
Regulatory liabilities	786	1,097	662	976
Deferred derivative gains - current	138	10	102	5
Total Regulatory Liabilities	$924	$1,107	$764	$981

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In March 2008, consistent with Con Edison of New York’s electric rate plans, the company offset $267 million of regulatory liabilities against an equal amount of regulatory assets. The regulatory liabilities settled related primarily to proceeds from the sale of sulfur dioxide allowances, prior year’s transmission congestion contracts auction proceeds, gains from the sale of properties, penalties related to customer outages, and the cost reconciliations for property taxes and interference costs. The regulatory assets recovered related primarily to the Net T&D reconciliation and cost reconciliations for pension and other postretirement benefit costs.

Power Outage Proceedings

During a July 2006 heat wave, electric service was interrupted to a number of Con Edison of New York’s customers, predominantly in the company’s Long Island City distribution network in Queens, New York. Also, a number of the company’s customers in Westchester County, New York, experienced weather-related outages in 2006.

In April 2007, the PSC expanded its ongoing proceeding investigating the Queens outage to also consider the prudence of the company’s conduct with respect to the outage. In February 2008, a PSC administrative law judge expanded the proceeding to also include an examination of whether the company was grossly negligent or acted in wanton disregard of the consequences with respect to the outage. The investigation has been reviewing the circumstances surrounding the outage, the company’s response, communication and restoration efforts, the need for changes to the company’s practices and procedures and the costs incurred by the company related to the outage. The PSC indicated that the prudence examination should consider and address, among other things: (i) the reasonableness of the company’s response to the outage, its monitoring of its distribution system, its use of available information, its procedures for determining whether to shut down the Long Island City network (and the prudence of its decision not to do so) and its operation and maintenance of equipment in the Long Island City network; and (ii) whether and to what extent, the expenses and capital expenditures associated with the outage that the company has incurred, or may incur, should be borne by the company’s customers. In February 2007, the PSC staff issued a report on the outage which, among other things, included the PSC staff’s (i) finding that the overriding cause of the outage was the company’s failure to adequately operate, maintain and oversee the Long Island City network, (ii) conclusion that the company should have, but failed to, shut down the Long Island City network to minimize the impact of the outage to customers, and (iii) recommendation that the PSC initiate a proceeding to consider the prudence of the company’s actions or inactions during the outage.

In April 2008, Con Edison of New York entered into a Joint Proposal with the PSC staff and other parties with respect to the Queens outage. The Joint Proposal, which is subject to PSC approval,

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

provides that (i) the company will make available $17 million for the benefit of the communities affected by the outage, including customer bill credits, and will not recover from customers $40 million of capital costs incurred to replace and repair electric delivery facilities and $6 million of related carrying charges; and (ii) the company will be released from all prudence-related claims that were or could have been asserted in any PSC proceeding relating to the outage other than with respect to any damage to the Long Island City network, or incremental costs, that are neither known nor reasonably foreseeable.

The PSC is also reviewing the Westchester outages, and has ordered the company to show cause why it should not be liable for certain food spoilage claims in connection with the September 2006 outage in Westchester resulting from Tropical Storm Ernesto.

The PSC engaged an independent third party consultant to audit the company’s performance in response to outage emergencies and planning for restoration of service. In October 2007, the consultant issued its report, which identified opportunities for improvement in emergency response, policy, organization, performance and communication. The consultant, among other things, recommended that (i) the company prepare a multi-year strategic plan focusing on system reliability, emergency preparedness, and major outage prevention and event restoration; (ii) the company restructure its emergency organizational function in accordance with the strategic plan; and (iii) a comprehensive study be done to determine if the company is providing adequate resources to support its infrastructure.

From July 2006 through March 31, 2008, Con Edison of New York had paid $14 million, $5 million of which was reimbursed by insurers, to compensate customers for spoilage of food and other perishables resulting from the Queens outage, incurred estimated operating costs of $40 million, $1 million of which was reimbursed by insurers, invested $50 million in capital assets and retirements in the Long Island City network after the Queens outage, and reduced revenues under its 2005 Electric Rate Agreement by $18 million relating to customer outages. Nine lawsuits are pending against the company in connection with the Queens outage seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption.

The tariff provisions under which Con Edison of New York provides electric service limits the company’s liability to pay for damages resulting from service interruptions to circumstances in which the company was grossly negligent and provides reimbursement to electric consumers for spoilage losses resulting from service interruptions in certain circumstances. In general, under the tariff provisions approved by the PSC in November 2007, the company is obligated to reimburse affected residential and commercial customers for food spoilage of up to $450 and $9,000, respectively, and

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

reimburse affected residential customers for prescription medicine spoilage losses without limitation on amount per claim. Reimbursement of such spoilage losses is limited to a maximum aggregate of $15 million for an outage. The company is not required to provide reimbursement for outages attributable to generation or transmission system facilities or events beyond its control, such as storms, provided the company makes reasonable efforts to restore service as soon as practicable.

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

In April 2008, Con Edison of New York issued $600 million aggregate principal amount of 5.85 percent Debentures, Series 2008 A, due 2018, and $600 million aggregate principal amount of 6.75 percent Debentures, Series 2008 B, due 2038, the proceeds of which were used to repay short-term borrowings and for other general corporate purposes. See Note D.

At March 31, 2008, $45 million of the $55 million of O&R’s weekly-rate, tax-exempt debt that is insured by Financial Guaranty Insurance Company (Series 1994A Debt), and $16 million of the $44 million of such debt insured by Ambac Assurance Company (Series 1995 A Debt), had been tendered by bondholders and purchased with funds drawn under letters of credit maintained as liquidity facilities for the tax-exempt debt. At March 31, 2008, in Con Edison’s consolidated balance sheet, O&R’s obligation to reimburse the bank that issued the letter of credit for the Series 1994A Debt was included as short-term borrowing. The portions of the Series 1994A Debt and Series 1995A Debt that had not been tendered and O&R’s obligation to reimburse the bank for the Series 1995A Debt were included as long-term debt. In April 2008, O&R reimbursed the bank for the funds used to purchase Series 1994A Debt, together with interest thereon. Also in April 2008, the bank was reimbursed for funds used to purchase Series 1995A Debt with proceeds from the remarketing of the debt to new bondholders and O&R reimbursed the bank for interest on such funds.

At March 31, 2008, $323 million of long-term debt due within one year was reclassified to long-term debt because Con Edison now intends to exchange its unsecured debt for project debt, which the company previously expected would be repaid from the proceeds of the sale of the project later this year. See Note N.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note D - Short-Term Borrowing and Credit Agreements

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K.

At March 31, 2008, Con Edison had $1,150 million of commercial paper outstanding, of which $895 million was outstanding under Con Edison of New York’s program. The weighted average interest rate was 3.5 percent for each of Con Edison and Con Edison of New York. At March 31, 2007, Con Edison had $266 million of commercial paper outstanding, of which $261 million was outstanding under Con Edison of New York’s program. The weighted average interest rate at March 31, 2007 was 5.5 percent for each of Con Edison and Con Edison of New York. At March 31, 2008 and 2007, no loans were outstanding under the Companies’ credit agreements and $108.7 million and $87.3 million of letters of credit were outstanding, respectively.

At March 31, 2008, short-term borrowing also included $45 million relating to O&R’s Series 1994A Debt. See Note C.

Note E - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three months ended March 31, 2008 and 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Service cost - including administrative expenses	$35	$33	$32	$30
Interest cost on projected benefit obligation	129	123	120	115
Expected return on plan assets	(173)	(161)	(165)	(154)
Amortization of net actuarial loss	48	40	43	35
Amortization of prior service costs	2	2	2	2
NET PERIODIC BENEFIT COST	$41	$37	$32	$28
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$42	$38	$33	$29
Cost capitalized	(14)	(12)	(12)	(10)
Cost deferred	(20)	(29)	(21)	(27)
Cost charged/(credited) to operating expenses	$8	$(3)	$—	$(8)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In the first quarter of 2008, in accordance with Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158) and based on the final actuarial valuation as of December 31, 2007, Con Edison adjusted the estimated amounts recorded under SFAS No. 158 by increasing its pension liability by $108 million and the related regulatory asset by $106 million and recognizing a charge of $1 million (net of taxes) to other comprehensive income (OCI). Con Edison of New York recorded an additional pension liability of $104 million and an additional regulatory asset of $103 million.

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2008. The Companies’ policy is to fund their accounting cost to the extent tax deductible, therefore, Con Edison and Con Edison of New York expect to make discretionary contributions of $147 million and $114 million, respectively, to the pension plan during 2008. The Companies’ 2008 funding level for the non-qualified supplemental pension plans has not yet been determined.

Note F - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three months ended March 31, 2008 and 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Service cost	$5	$4	$4	$3
Interest cost on accumulated other postretirement benefit obligation	24	23	21	20
Expected return on plan assets	(22)	(20)	(20)	(18)
Amortization of net actuarial loss	17	17	15	15
Amortization of prior service cost	(3)	(4)	(3)	(4)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$22	$21	$18	$17
Cost capitalized	(8)	(7)	(6)	(6)
Cost deferred	(7)	(11)	(7)	(9)
Cost charged to operating expenses	$7	$3	$5	$2

In the first quarter of 2008, in accordance with SFAS No. 158 and based on the final actuarial valuation as of December 31, 2007, Con Edison adjusted the estimated amounts recorded under SFAS

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

No. 158 by increasing its liability for other postretirement benefits by $11 million and the related regulatory asset by $11 million. Con Edison of New York recorded an additional liability for other postretirement benefits of $13 million and an additional regulatory asset of $13 million.

Expected Contributions

Based on current estimates, Con Edison and Con Edison of New York expect to make contributions of $77 million and $63 million, respectively, to the other postretirement benefit plans in 2008.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2008 and December 31, 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Accrued Liabilities:
Manufactured gas plant sites	$252	$267	$197	$212
Other Superfund Sites	60	60	59	59
Total	$312	$327	$256	$271
Regulatory assets	$380	$378	$314	$312

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

There were no insurance recoveries received related to Superfund Sites for the three months ended March 31, 2008 and 2007. Environmental remediation costs incurred related to Superfund Sites at March 31, 2008 and 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Remediation costs incurred	$22	$9	$21	$9

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2006, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2008 and December 31, 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Accrued liability - asbestos suits	$10	$10	$10	$10
Regulatory assets - asbestos suits	$10	$10	$10	$10
Accrued liability - workers’ compensation	$116	$116	$111	$111
Regulatory assets - workers’ compensation	$40	$41	$40	$41

Note H - Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a Con Edison of New York steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. As of March 31, 2008, with respect to the incident, the company incurred estimated operating costs of $32 million for property damage, clean up and other response costs, recorded $19 million in actual and expected insurance recoveries and invested $13 million in capital, retirement and other costs. Over 40 plaintiffs have sued the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies currently in force will cover most of the company’s costs, which the company is unable to estimate, but which could be substantial, to satisfy its liability to others in connection with the incident.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Northeast Utilities Litigation

In March 2008, Con Edison and Northeast Utilities agreed to resolve to their mutual satisfaction their pending legal proceeding relating to their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000. Northeast Utilities paid Con Edison $49.5 million, which is recorded in investment and other income on the consolidated income statement, and the parties dismissed their respective claims against each other relating to this proceeding. For additional information about the legal proceeding, see Note H to the financial statements in Item 8 of the Form 10-K.

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transaction). The transactions respectively involve gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with SFAS No. 13, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At March 31, 2008 and December 31, 2007, the company’s investment in these leveraged leases was $4 million and $9 million, respectively, comprised of a $235 million gross investment less $231 million of deferred tax liabilities in 2008 and $235 million gross investment less $226 million of deferred tax liabilities in 2007.

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of this tax payment and interest. A trial was completed in November 2007 and the parties are in the process of filing post trial briefs. A decision is possible later this year.

In connection with its audit of Con Edison’s federal income tax return for the tax year 2006, the IRS disallowed $43 million of net tax deductions taken with respect to both of the LILO transactions for the tax year. Con Edison filed an appeal of this audit level disallowance with the Appeals Office of the

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

IRS, where consideration of this matter is pending. In connection with its audit of Con Edison’s federal income tax returns for the tax years 1998 through 2005, the IRS indicated that it intends to disallow $332 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. If and when these audit level disallowances become appealable, Con Edison intends to file appeals of the disallowances with the Appeals Office of the IRS.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through March 31, 2008, in the aggregate, was $175 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $67 million at March 31, 2008.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FASB Statement (FAS) 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which became effective for fiscal years beginning after December 15, 2006. This FSP requires the expected timing of income tax cash flows generated by Con Edison’s LILO transactions to be reviewed at least annually. If the expected timing of the cash flows is revised, the rate of return and the allocation of income would be recalculated from the inception of the LILO transactions, and the company would be required to recalculate the accounting effect of the LILO transactions, which would result in a charge to earnings that could have a material adverse effect on the company’s results of operations.

Other Contingencies

See “Power Outage Proceedings” in Note B.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued a guarantee on behalf of an entity in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $1.4 billion at both March 31, 2008 and December 31, 2007.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary, by type and term, of Con Edison’s total guarantees at March 31, 2008 is as follows:

Guarantee Type	0 –3 years	4 –10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$854	$36	$217	$1,107
Affordable housing program	—	19	—	19
Intra-company guarantees	24	14	1	39
Other guarantees	221	34	—	255
TOTAL	$1,099	$103	$218	$1,420

For a description of guarantee types, see Note H to the financial statements in Item 8 of the Form 10-K.

Note I - Stock-Based Compensation

For a description of stock-based compensation, including stock options, restricted stock units (RSUs) and stock purchase plan, reference is made to Note M to the financial statements in Item 8 of the Form 10-K.

In accordance with SFAS No. 123(R), “Share-Based Payment,” the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the three months ended March 31, 2008 and 2007:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Stock options	$1	$1	$1	$1
Performance-based restricted stock	(1)	1	(1)	1
Total	$—	$2	$—	$2

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Stock Options

A summary of changes in the status of stock options awarded as of March 31, 2008 and 2007 is as follows:

	Con Edison		Con Edison of New York
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/06	8,617,601	$42.773	7,346,601	$42.842
Granted	—	—	—	—
Exercised	(975,100)	41.630	(907,050)	41.634
Forfeited	(1,001)	42.169	(1,001)	42.169
Outstanding at 3/31/07	7,641,500	$42.919	6,438,550	$43.013
Outstanding at 12/31/07	6,596,850	$43.072	5,531,850	$43.187
Granted	—	—	—	—
Exercised	(26,500)	39.658	(22,000)	39.242
Forfeited	(75,550)	43.028	(73,050)	43.032
Outstanding at 3/31/08	6,494,800	$43.087	5,436,800	$43.205

The change in the fair value of all outstanding options from their grant dates to March 31, 2008 and 2007 (aggregate intrinsic value) for Con Edison was $(22) million and $62 million, respectively. The change in the fair value of all outstanding options from their grant dates to March 31, 2008 and 2007 (aggregate intrinsic value) for Con Edison of New York was $(19) million and $52 million, respectively. The aggregate intrinsic value of options exercised in the period ended March 31, 2008 and 2007 was $0.2 million and $7 million, respectively, and the cash received by Con Edison for payment of the exercise price was $1 million and $40 million, respectively. The weighted average remaining contractual life of options outstanding is four years as of March 31, 2008.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table summarizes stock options outstanding at March 31, 2008 for each plan year for the Companies:

		Con Edison			Con Edison of New York
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2006	8	1,633,800	$45.163	—	1,398,700	$45.189	—
2005	7	1,251,500	42.745	459,000	1,020,250	42.722	359,000
2004	6	927,900	43.768	927,900	741,850	43.763	741,850
2003	5	791,600	39.951	791,600	622,900	39.976	622,900
2002	4	850,550	42.510	850,550	714,550	42.510	714,550
2001	3	366,800	37.750	366,800	318,800	37.750	318,800
2000	2	125,150	32.500	125,150	89,650	32.500	89,650
1999	1	547,500	47.938	547,500	530,100	47.938	530,100
Total		6,494,800	$43.086	4,068,500	5,436,800	$43.205	3,376,850

There were no new awards granted in 2008 and 2007. The total expense to be recognized in future periods for unvested stock options outstanding as of March 31, 2008 is $1 million for Con Edison and Con Edison of New York.

Restricted Stock Units

At March 31, 2008 and 2007, there were 114,205 and 92,500 units outstanding, respectively, for Con Edison employees, of which 62,205 and 41,700 units outstanding, respectively, for Con Edison of New York. The weighted average fair value as of the grant date of the outstanding units other than Performance RSUs or awards under the directors’ deferred compensation plan for March 31, 2008 and 2007 was $42.81 and $40.88 per unit, respectively, for Con Edison. The weighted average fair value as of the grant date of the outstanding units for March 31, 2008 and 2007 was $45.81 and $43.23 per unit, respectively, for Con Edison of New York. The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of March 31, 2008 for Con Edison and Con Edison of New York was $0.7 million.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary of changes in the status of the Performance RSUs Total Shareholder Return (TSR) portion during the periods ended March 31, 2008 and 2007 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Fair Value*	Units	Weighted Average Fair Value*
Non-vested at 12/31/06	126,425	$13.992	94,025	$14.420
Granted	113,600	45.730	81,848	45.730
Vested and Exercised	(31,400)	—	(21,475)	—
Forfeited	—	—	—	—
Non-vested at 3/31/07	208,625	$36.108	154,398	$35.709
Non-vested at 12/31/07	195,980	$33.398	146,033	$33.048
Granted	159,950	36.270	115,758	36.270
Vested and Exercised	(5)	31.370	—	—
Forfeited	(5,270)	—	(200)	—
Non-vested at 3/31/08	350,655	$21.178	261,591	$20.918
*	Fair value is determined using the Monte Carlo simulation.

A summary of changes in the status of the Performance RSUs’ Executive Incentive Plan (EIP) portion during the periods ended March 31, 2008 and 2007 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Price	Units	Weighted Average Price
Non-vested at 12/31/06	126,425	$48.070	94,025	$48.070
Granted	113,600	47.815	81,848	47.807
Vested and Exercised	(31,400)	47.530	(21,475)	47.530
Forfeited	—	—	—	—
Non-vested at 3/31/07	208,625	$51.060	154,398	$51.060
Non-vested at 12/31/07	195,980	$48.850	146,033	$48.850
Granted	159,950	46.440	115,758	46.440
Vested and Exercised	(20)	43.570	—	—
Forfeited	(5,255)	—	(200)	—
Non-vested at 3/31/08	350,655	$39.700	261,591	$39.700

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of March 31, 2008 is $15 million, including $11 million for Con Edison of New York.

Stock Purchase Plan

In the three months ended March 31, 2008 and 2007, 161,356 shares and 149,397 shares were purchased under the Stock Purchase Plan at a weighted average price of $47.37 and $48.50 per share, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note J - Financial Information by Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended March 31,
	Operating Revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2008	2007	2008	2007	2008	2007	2008	2007
Con Edison of New York
Electric	$1,715	$1,643	$3	$3	$117	$109	$163	$173
Gas	741	735	1	1	22	21	114	112
Steam	285	295	18	18	15	15	56	61
Consolidation adjustments	—	—	(22)	(22)	—	—	—	—
Total Con Edison of New York	$2,741	$2,673	$—	$—	$154	$145	$333	$346
O&R
Electric	$158	$144	$—	$—	$7	$6	$5	$10
Gas	105	113	—	—	3	3	14	16
Total O&R	$263	$257	$—	$—	$10	$9	$19	$26
Competitive energy businesses	$574	$428	$1	$5	$1	$4	$38	$6
Other*	(1)	(1)	(1)	(5)	—	—	—	(2)
Total Con Edison	$3,577	$3,357	$—	$—	$165	$158	$390	$376
*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note K - Derivative Instruments and Hedging Activities

Reference is made to Note O to the financial statements in Item 8 of the Form 10-K.

The Companies follow FIN No. 39, “Offsetting Amounts Related to Certain Contracts,” and offset assets and liabilities in the consolidated balance sheet provided that the legal right of offset exists.

In April 2007, the FASB issued FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39.” This FSP permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset provided that the receivable or payable arises from the same master netting agreement with the same counterparty as the derivative instruments. On January 1, 2008, the Companies adopted the netting provisions of FSP FIN No. 39-1. The adoption of FSP FIN No. 39-1 did not have a material impact on the Companies’ financial position, results of operations or liquidity.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at March 31, 2008 and December 31, 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Fair value of net assets - gross	$193	$(70)	$85	$(49)
Impact of netting of cash collateral	(5)	115	12	92
Fair value of net assets - net	$188	$45	$97	$43

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

Con Edison and Con Edison of New York had $358 million and $130 million, respectively, of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at March 31, 2008. Con Edison’s net credit exposure consisted of $279 million with investment-grade counterparties (a portion of which is insured through credit insurance and hedged with credit default swaps), and $79 million primarily with commodity exchange brokers or independent system operators. Con Edison of New York’s net credit exposure consisted of $65 million with investment-grade counterparties and $65 million with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison’s competitive energy businesses record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the periods ended March 31, 2008 and 2007, Con Edison recorded in non-utility operating revenues an unrealized pre-tax gain of $52 million and a pre-tax loss of $16 million, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at March 31, 2008 were not material.

Cash Flow Hedges

Con Edison Development’s swaps are designated as cash flow hedges under SFAS No. 133. Any gain or loss on the hedges is recorded in OCI and reclassified to interest expense and included in earnings during the periods in which the hedged interest payments occur. The contractual components of the interest rate swaps accounted for as cash flow hedges are as follows:

Debt	Maturity Date	Notional Amount (Millions of Dollars)	Fixed Rate Paid	Variable Rate Received
Amortizing variable rate loans - Lakewood	2008	$15	6.68%	LIBOR

Con Edison Development’s swaps were reclassified at December 31, 2007 to Current Liabilities Held for Sale as a result of the pending sale of Con Edison Development generating assets. See Note N.

O&R Interest Rate Swap

O&R has an interest rate swap related to its Series 1994A Debt. See Note C. At December 31, 2007, the swap was designated as a cash flow hedge, the fair value of which was an unrealized loss of $11 million that was recorded in OCI. In February 2008, the swap counterparty changed the method of calculating its payments under the swap and, as a result, the swap no longer qualified as a hedge under SFAS No. 133. In accordance with O&R’s April 2008 electric rate Joint Proposal (see Note B), O&R is to defer as a regulatory asset or liability the difference between its actual interest and swap costs relating to its tax-exempt debt and the amount for such costs reflected in rates. Similar treatment is expected in O&R’s other services. The fair value of this interest rate swap at March 31, 2008 was an unrealized loss of $13 million, which has been deferred as a regulatory asset.

Note L – Fair Value Measurements

Effective January 1, 2008, the Companies adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Companies often make certain assumptions that market participants would use in pricing the asset

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

or liability, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. The Companies use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS No. 157 established a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The standard requires that assets and liabilities be classified in their entirety based on the level of input that is significant to the fair value measurement. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and their placement within the fair value hierarchy. The Companies classify fair value balances based on the fair value hierarchy defined by SFAS No. 157 as follows:

•

Level 1 – Consists of assets or liabilities whose value is based on unadjusted quoted prices in active markets at the measurement date. An active market is one in which transactions for assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis. This category includes contracts traded on active exchange markets valued using unadjusted prices quoted directly from the exchange.

•

Level 2 – Consists of assets or liabilities valued using industry standard models and based on prices, other than quoted prices within Level 1, that are either directly or indirectly observable as of the measurement date.

The industry standard models consider observable assumptions including time value, volatility factors, and current market and contractual prices for the underlying commodities, in addition to other economic measures. This category includes contracts traded on active exchanges or in over-the-counter markets priced with industry standard models.

•

Level 3 – Consists of assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost benefit constraints. This category includes contracts priced using models that are internally developed and contracts placed in illiquid markets. It also includes contracts that expire after the period of time for which quoted prices are available and internal models are used to determine a significant portion of the value.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 are summarized below:

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Derivative assets:
Energy (1)	$10	$7	$270	$92	$163	$16	$(160)	$(13)	$283	$102
Financial & other	—	—	—	—	—	—	—	—	—	—
Other assets (3)	14	14	—	—	102	91	—	—	116	105
Total	$24	$21	$270	$92	$265	$107	$(160)	$(13)	$399	$207
Derivative liabilities:
Energy (1)	$1	$—	$112	$24	$137	$6	$(155)	$(25)	$95	$5
Financial & other (2)	—	—	—	—	14	—	—	—	14	—
Other liabilities	—	—	—	—	—	—	—	—	—	—
Total	$1	$—	$112	$24	$151	$6	$(155)	$(25)	$109	$5
(1)	See Note K.
(2)	Includes interest rate swaps and credit default swaps. See Note K.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy:

	Beginning Balance as of January 1, 2008	Total Gains/(Losses) – Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of March 31, 2008
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$23	$(45)	$72	$(24)	$—	$26
Financial & other	(11)	—	(3)	—	—	(14)
Other	107	(2)	(3)	—	—	102
Total	$119	$(47)	$66	$(24)	$—	$114
Con Edison of New York
Derivatives:
Energy	$11	$(15)	$34	$(20)	$—	$10
Financial & other	—	—	—	—	—	—
Other	95	(1)	(3)	—	—	91
Total	$106	$(16)	$31	$(20)	$—	$101

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

For the Utilities, realized gains and losses on Level 3 energy derivative assets and liabilities are reported as part of purchased power and gas costs. The Utilities generally recover these costs in accordance with rate provisions approved by the applicable state public utilities commissions. Reference is made to Note A to the financial statements in Item 8 of the Form 10-K. Unrealized gains and losses for energy derivatives are generally deferred on the consolidated balance sheet in accordance with SFAS No. 71.

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 energy derivative assets and liabilities are reported in non-utility revenues ($31 million loss) and purchased power costs ($1 million gain) on the consolidated income statement. The change in unrealized gains or losses relating to assets still held at March 31, 2008, included in non-utility revenues and purchased power costs, is $(30) million and $1 million, respectively.

For the Utilities, realized and unrealized gains and losses on Level 3 other assets of $(2) million are reported in investment and other income on the consolidated income statement.

SFAS No. 157 provides for limited retrospective application for day one gains and losses previously deferred under Emerging Issues Task Force 02-3 (EITF 02-3), “Issues involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts involved in Energy Trading and Risk Management Activities.” SFAS No. 157 eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. The standard requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. As a result, Con Edison Energy recorded $17 million, net of taxes, as an increase to beginning retained earnings for day one gains that were previously deferred under EITF 02-3.

Pursuant to FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, the Companies will delay the adoption of SFAS No. 157 for its nonfinancial assets and liabilities that are recognized on a nonrecurring basis, including goodwill and intangibles and asset retirement obligations. See Note M.

Note M – New Financial Accounting Standards

Reference is made to Note S to the financial statements in Item 8 of the Form 10-K.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Companies are currently evaluating the impact of this Statement on their disclosures of financial position, results of operations and liquidity.

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends FASB Statement No. 157 to exclude FASB Statement No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification and measurement under Statement No. 13. This FSP is effective upon the initial adoption of SFAS 157. FSP No. FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The adoption of both FSP No. 157-1 and FSP No. FAS 157-2 did not have a material impact on the Companies’ financial position, results of operations or liquidity.

In January 2008, the FASB issued Statement 133 Implementation Issue No. E23, “Hedging – General: Issues Involving the Application of the Shortcut Method under Paragraph 68.” Issue E23 amends paragraph 68 of SFAS 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness. The implementation guidance in this Issue is effective for hedging relationships designated on or after January 1, 2008. The adoption of Issue E23 did not have a material impact on the Companies’ financial position, results of operations or liquidity.

Note N – Con Edison Development

Reference is made to Note U to the financial statements in Item 8 of the Form 10-K.

In December 2007, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, agreed to sell their ownership interests in power generating projects (Rock Springs, Ocean Peaking Power, CEEMI, Newington and Lakewood) with an aggregate capacity of approximately 1,706 megawatts to North American Energy Alliance, LLC for approximately $1.5 billion in cash, subject to closing adjustments. The sale is subject to review or approval by various federal, state and local regulators. The sale is scheduled to be completed in two stages during the first half of 2008. Con Edison estimates that

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

the cash proceeds from the sale, net of taxes and transaction expenses would be approximately $1.1 billion and that the sale would result in an after-tax gain, net of transaction expenses, of approximately $408 million. These estimates assume that project debt of approximately $323 million will not be repaid upon completion of the sale, and that instead Con Edison’s unsecured debt will be exchanged for the project debt.

At December 31, 2007, the assets and liabilities of the generating projects were classified as “held for sale” on Con Edison’s consolidated balance sheet in accordance with SFAS No. 144. Effective November 15, 2007, Con Edison ceased recording depreciation and amortization expense on these assets. Had the company continued to record depreciation and amortization, an additional charge of $9 million would have been recognized for the period ended March 31, 2008. In accordance with EITF Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” which permits, but does not require the allocation of other consolidated interest to discontinued operations, Con Edison has chosen not to allocate interest associated with corporate level debt to discontinued operations. The assets and liabilities presented separately under the captions “held for sale” in Con Edison’s consolidated balance sheet at March 31, 2008 and December 31, 2007, consist of the following:

(Millions of Dollars)	2008	2007
Non-utility property	$929	$929
Accumulated depreciation	(151)	(151)
Non-utility property held for sale	$778	$778
Cash	$14	$9
Restricted cash	9	5
Accounts receivable	4	5
Inventory	17	16
Other current assets	4	5
Current assets held for sale	$48	$40
Intangible assets	$90	$70
Other noncurrent assets	18	18
Noncurrent assets held for sale	$108	$88
Current portion of long-term debt	$20	$20
Accounts payable	1	3
Other current liabilities	7	5
Current liabilities held for sale	$28	$28
Long term debt	$60	$60
Other noncurrent liabilities	1	1
Noncurrent liabilities held for sale	$61	$61

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Con Edison currently expects that one of its competitive energy businesses will provide energy management services, such as plant scheduling and fuel procurement, for the Rock Springs, Ocean Peaking Power and CEEMI projects. Such services are expected to give rise to a significant level of continuing direct cash flows between Con Edison and the disposed projects, and to provide Con Edison with significant continuing involvement with the operations of the disposed projects. As a result, under the guidance of EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF No. 03-13), Con Edison has concluded that the Rock Springs, Ocean Peaking Power and CEEMI projects do not qualify for discontinued operations. Accordingly, the results of operations of these projects have been reported within continuing operations in the accompanying Con Edison consolidated income statement.

Con Edison also expects that one of its competitive energy businesses will engage in certain services for the Newington and Lakewood projects after the sale. However, such services are expected to be much more limited than those provided to the Rock Springs, Ocean Peaking Power and CEEMI projects, and are not expected to give rise to a significant level of continuing direct cash flows between Con Edison and the disposed projects, or to provide Con Edison with significant continuing involvement in the operating or financial policies of the disposed projects. As a result, Con Edison believes that the criteria within SFAS No. 144 and EITF No. 03-13 for discontinued operations treatment have been met for the Newington and Lakewood projects. Accordingly, the results of operations of these projects have been reflected in Income/(Loss) from Discontinued Operations (Net of Income Taxes) in the accompanying Con Edison consolidated income statement. The Newington and Lakewood projects had revenues of $85 million and $69 million and pre-tax profit (loss) of $4 million and $(5) million for the three months ended March 31, 2008 and 2007, respectively.

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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 1-14514 and 1-1217, the Form 10-K).

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

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below). Certain financial data of Con Edison’s businesses is presented below:

	Three months ended March 31, 2008				At March 31, 2008
(Millions of Dollars)	Operating Revenues		Net Income		Assets
Con Edison of New York	$2,741	77%	$219	72%	$24,792	86%
O&R	263	7%	12	4%	1,840	7%
Total Utilities	3,004	84%	231	76%	26,632	93%
Con Edison Development (a)	44	1%	20	7%	380	1%
Con Edison Energy (a)	170	5%	(5)	(1)%	198	1%
Con Edison Solutions (a)	361	10%	25	8%	217	1%
Other (b)	(2)	—%	29	10%	304	1%
Total continuing operations	$3,577	100%	$300	100%	27,731	97%
Discontinued operations/held for sale (c)	N/A	N/A	3	— %	934	3%
Total Con Edison	$3,577	100%	$303	100%	$28,665	100%
(a)	Net income from continuing operations of the competitive energy businesses for the three months ended March 31, 2008 includes $33 million of net after-tax mark-to-market gains/(losses) (Con Edison Development, $16 million, Con Edison Energy $(12) million and Con Edison Solutions, $29 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

(b)	Represents inter-company and parent company accounting. Includes $30 million of after-tax net income related to the resolution of the Company’s legal proceeding with Northeast Utilities. See “Results of Operations,” below and Note H to the First Quarter Financial Statements.
(c)	Represents the discontinued operations of Con Edison Development.

Con Edison’s net income for common stock for the three months ended March 31, 2008 was $303 million or $1.11 a share compared with earnings of $256 million or $0.99 a share for the three months ended March 31, 2007. See “Results of Operations – Summary,” below.

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

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2009, September 30, 2010 and September 30, 2008, respectively. In March 2008, the New York State Public Service Commission (PSC) adopted an order, issued and effective March 25, 2008, granting Con Edison of New York an electric rate increase, effective April 1, 2008. In May 2008, Con Edison of New York expects to file a request for a new electric rate plan to be effective April 1, 2009. In November 2007, Con Edison of New York filed a request for a new steam rate plan, to be effective October 1, 2008. O&R’s rate plans for its electric and gas service in New York and its subsidiary’s electric service in New Jersey extend through June 30, 2008, October 31, 2009 and March 31, 2010, respectively. In April 2008, O&R entered into a Joint Proposal, which is subject to PSC approval, with the PSC Staff and other parties with respect to the rates O&R can charge its New York customers for electric service from July 2008 through June 2011. Pursuant to the Utilities’ rate plans, charges to customers generally may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The New York rate plans for Con Edison of New York’s gas and steam operations as well as O&R’s gas operations generally require the Utilities to share with customers, earnings in excess of specified rates of return on common equity capital. Under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s electric rate Joint Proposal, the Utilities operating income will generally not be affected by changes in delivery volumes from levels assumed when rates were approved.

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

Competitive Energy Businesses

Con Edison’s competitive energy businesses participate in segments of the electricity industry that are less comprehensively regulated than the Utilities. These segments include the operation of electric generation facilities, trading of electricity and fuel, sales of electricity to wholesale and retail customers and sales of certain energy-related goods and services. At March 31, 2008, Con Edison’s equity investment in its competitive energy businesses was $662 million and their assets, including those held for sale (see below) amounted to $1.7 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to delivery-service customers of utilities primarily in the Northeast and Mid-Atlantic regions (including some of the Utilities’ customers) and also offers energy-related services. Con Edison Solutions does not sell electricity to the Utilities. The company sold approximately 2.7 million MWHs of electricity to customers over the three-month period ended March 31, 2008.

Consolidated Edison Development, Inc. (Con Edison Development) owns, leases or operates generating plants and participates in other infrastructure projects. At March 31, 2008, the company owned or leased the equivalent of 1,742 MWs of capacity in electric generating facilities of which 203 MWs are sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets. In addition, the company sells electricity at wholesale to utilities. In December 2007, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, agreed to sell their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note N to the First Quarter Financial Statements.

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

The competitive energy businesses are focusing on increasing their customer base and gross margins and completing the sale of the generating projects discussed above. See “Liquidity and Capital Resources – Capital Requirements” and “Capital Resources,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Discontinued Operations

In December 2007, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, agreed to sell their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note N to the First Quarter Financial Statements.

Results of Operations—Summary

Con Edison’s earnings per share for the three months ended March 31, 2008 were $1.11 (basic and diluted) compared with $0.99 (basic and diluted) for the 2007 period.

Net income for the three months ended March 31, 2008 and 2007 was as follows:

(Millions of Dollars)	2008	2007
Con Edison of New York	$219	$236
O&R	12	19
Competitive energy businesses (a)	40	8
Other (b)	29	(5)
Total continuing operations	300	258
Discontinued operations (c)	3	(2)
CON EDISON	$303	$256
(a)	Includes $33 million of net after-tax mark-to-market gains in 2008 and $(5) million of net after-tax mark-to-market losses in 2007.
(b)	Other consists of inter-company and parent company accounting. Includes $30 million of after-tax net income related to the resolution of the Company’s legal proceeding with Northeast Utilities. See “Results of Operations,” below and Note H to the First Quarter Financial Statements.
(c)	Represents the discontinued operations of certain of Con Edison Development’s generation projects. See Note U to the financial statements in Item 8 of the Form 10-K and Note N to the First Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The Companies’ results of operations for the three months ended March 31, 2008, compared with the 2007 period, reflect sales growth, the Utilities’ rate plans (which are designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), the impact of weather on first quarter revenues, the results of the competitive energy businesses including net mark-to-market effects, an additional reserve related to the Queens power outage (see Note B to the First Quarter Financial Statements), and the resolution of litigation with Northeast Utilities (see Note H to the First Quarter Financial Statements). The following table presents the estimated effect on earnings per share and net income for the three months ended March 31, 2008 compared with the 2007 period, resulting from these and other major factors:

	Variations
	Earnings per Share	Net Income (Millions of Dollars)
Con Edison of New York
Sales growth	$0.03	$9
Impact of weather	(0.03)	(7)
Electric rate plan	0.09	23
Gas rate plan	0.04	9
Steam rate plan	0.01	3
Operations and maintenance expense	(0.06)	(15)
Queens power outage reserve	(0.05)	(14)
Depreciation and property taxes	(0.07)	(18)
Other (includes dilutive effect of new stock issuances)	(0.06)	(6)
Total Con Edison of New York	(0.10)	$(16)
Orange and Rockland Utilities	(0.03)	(7)
Competitive energy businesses
Earnings excluding net mark-to-market effects	(0.03)	(6)
Net mark-to-market effects (a)	0.14	38
Northeast Utilities litigation settlement	0.11	30
Other, including parent company expenses	0.01	3
Discontinued operations	0.02	5
Total variation	$0.12	$47
(a)	These variations reflect net after-tax net mark-to-market gains of $33 million or $0.12 a share in the first quarter of 2008 and net after-tax mark-to-market losses of $(5) million or $(0.02) a share in the first quarter of 2007.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Forward-Looking Statements

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those discussed under “Risk Factors,” in Item 7 of the Form 10-K.

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

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2008 and 2007 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2008	2007	Variance	2008	2007	Variance
Operating activities	$560	$478	$82	$357	$302	$55
Investing activities	(569)	(458)	(111)	(479)	(432)	(47)
Financing activities	(52)	43	(95)	41	127	(86)
Net change	(61)	63	(124)	(81)	(3)	(78)
Balance at beginning of period	219	94	125	121	47	74
Balance at end of period	$158	$157	$1	$40	$44	$(4)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate agreements. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. Principal non-cash credits include the revenue requirement impact resulting from the reconciliation pursuant to Con Edison of New York’s 2005 electric rate agreement of the differences between the actual amount of transmission and distribution utility plant, net of depreciation to the amounts reflected in electric rates (Net T&D Revenues) and amortizations of certain net regulatory liabilities. Non-cash charges or credits may also be accrued under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s electric rate Joint Proposal. See “Rate Agreements – Con Edison of New York – Electric and O&R – Electric in Note B to the First Quarter Financial Statements.

Net cash flows from operating activities for the three months ended March 31, 2008 for Con Edison and Con Edison of New York were $82 million and $55 million higher, respectively, than in the 2007 period. The increase for Con Edison primarily reflects the income from the resolution of the Company’s legal proceeding with Northeast Utilities ($30 million after-tax) and higher deferred income taxes. The increase for Con Edison of New York primarily reflects increased depreciation expense and deferred income taxes, offset in part by lower net income.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing issue is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $111 million and $47 million higher, respectively, for the three months ended March 31, 2008 than in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

2007 period. The increases for the Companies reflect primarily increased utility construction expenditures, offset in part by proceeds from the sale of certain properties in 2007.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York decreased $95 million and $86 million in the three months ended March 31, 2008 compared with the 2007 period.

Cash flows from financing activities for the three months ended March 31, 2008 and 2007 reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2008: 480,707 shares for $12 million, 2007: 1.3 million shares for $54 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $11 million in 2008 and $10 million in 2007.

Con Edison’s net cash flows from financing activities also include O&R’s financings. In 2007, O&R’s New Jersey subsidiary redeemed at maturity $20 million 7.125% First Mortgage Bonds.

In February 2008, Con Edison of New York redeemed at maturity $180 million 6.25% 10-year debentures due February 2008.

In April 2008, Con Edison of New York issued $600 million 5.85% 10-year debentures and $600 million 6.75% 30-year debentures, the proceeds of which were used to repay short-term borrowings and for other general corporate purposes.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Other Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at March 31, 2008, compared with December 31, 2007, that have not impacted the Companies’ consolidated statements of cash flows.

(Millions of Dollars)	Con Edison 2008 vs. 2007 Variance	Con Edison of New York 2008 vs. 2007 Variance
Assets
Fair value of derivative assets	144	38

Liabilities
Deferred derivative gains	128	97

Fair Value of Derivative Assets and Deferred Derivative Gains

Fair value of derivative assets increased $144 million and $38 million for Con Edison and Con Edison of New York, respectively, at March 31, 2008 compared with December 31, 2007, due primarily to the impact of increasing electric and gas commodity prices on the hedging portfolios of the utilities and competitive energy businesses and the timing of entering into new positions, offset in part by the maturity of certain contract positions and cash collateral received.

Deferred derivative gains increased $128 million and $97 million for Con Edison and Con Edison of New York, respectively, at March 31, 2008 compared with December 31, 2007, due primarily to the impact of increasing electric and gas commodity prices on the hedging portfolios of the Utilities and the timing of entering into new positions, offset in part, by the maturity of certain contract positions.

For the Utilities, mark-to-market activity had no effect on net income as the amounts were deferred as regulatory assets/liabilities (deferred derivative losses/gains). In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, including gains and losses on derivative instruments used to hedge energy purchases. The mark-to-market accounting for Con Edison’s competitive energy businesses resulted in a net increase in the fair value of derivative assets and liabilities. The competitive energy businesses record mark-to-market gains and losses on derivative instruments in earnings in the reporting period in which such changes occur. See Note K to the First Quarter Financial Statements. For the Companies, changes in fair value of derivative instruments may lead to collateral payments made to or received from counterparties or brokers that are reflected in the fair value of derivative assets and liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Capital Resources

At March 31, 2008, there was no material change in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K other than as described below. Also, see Notes C and D to the First Quarter Financial Statements.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2008, the 12 months ended December 31, 2007 and the three months ended March 31, 2007 was:

	Earnings to Fixed Charges (Times)
	For the Three Months Ended March 31, 2008	For the Twelve Months Ended December 31, 2007	For the Three Months Ended March 31, 2007
Con Edison	4.3	3.4	3.8
Con Edison of New York	3.7	3.6	4.0

For each of the Companies, the common equity ratio at March 31, 2008 and December 31, 2007 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2008	December 31, 2007
Con Edison	53.4	53.7
Con Edison of New York	52.6	52.3

In March 2008, Moody’s and S&P affirmed and Fitch lowered their ratings of the Companies’ commercial paper. The commercial paper of the Companies is rated P-1, A-2 and F2, respectively, by Moody’s, S&P and Fitch. In March 2008, Moody’s affirmed and S&P and Fitch lowered their ratings of the Companies’ unsecured debt. Con Edison’s unsecured debt is rated A2, BBB+ and BBB+, respectively, by Moody’s, S&P and Fitch. The unsecured debt of Con Edison of New York is rated A1, A- and A-, respectively, by Moody’s, S&P and Fitch. The unsecured debt of O&R is rated A2, A- and A, respectively, by Moody’s, S&P and Fitch. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Con Edison of New York has $636 million of tax-exempt debt for which the interest rates are determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by XL Capital Assurance Inc. Credit rating agencies have downgraded the ratings of these insurers from AAA to lower levels. The company

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

believes that the interest rates on its insured tax-exempt debt have been adversely impacted by the downgrade. The weighted average annual interest rate on this tax-exempt debt was 4.15 percent for the three months ended March 31, 2008. The weighted average interest rate was 3.77 percent, 3.45 percent and 2.44 percent for the years 2007, 2006 and 2005, respectively.

O&R has $99 million of tax-exempt debt that currently bears interest at rates determined weekly and is subject to tender by bondholders for purchase by the company. Of this amount, $55 million is insured by Financial Guaranty Insurance Company and $44 million is insured by Ambac Assurance Corporation (see Note C and Note D to the First Quarter Financial Statements). Recent downgrades in the credit ratings of these insurers have resulted in interest rates on this O&R debt that are significantly higher than the interest rates borne by Con Edison of New York’s $225 million of uninsured weekly rate tender bonds. For the three months ended March 31, 2008, the weighted average annual interest rate on the O&R insured weekly rate tender bonds, excluding the effects of an interest rate swap agreement (see “O&R Interest Rate Swap” in Note K to the First Quarter Financial Statements), was 4.35 percent and the rate on the Con Edison of New York weekly rate tender bonds was 2.40 percent. O&R is evaluating alternatives with respect to its tax-exempt debt, which could include redemption of the debt and termination of the interest rate swap agreement.

Capital Requirements

At March 31, 2008, there was no material change in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K.

The Utilities have an ongoing need for substantial capital investment in order to meet the growth in demand for electricity and electric, gas and steam reliability needs. Con Edison of New York’s estimated construction expenditures for 2008 have been revised to $2,354 million to reflect the outcome of the PSC electric rate order for Con Edison of New York, effective April 1, 2008. See Note B to the First Quarter Financial Statements.

Contractual Obligations

At March 31, 2008, there were no material changes in the Companies’ aggregate obligation to make payments pursuant to contracts compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K.

Electric Power Requirements

At March 31, 2008, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Regulatory Matters

At March 31, 2008, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K and “Rate and Restructuring Agreements” in Note B to the First Quarter Financial Statements in Item 8 of the Form 10-K other than as described below and in Note B to the First Quarter Financial Statements.

The following table summarizes certain significant provisions of the new Con Edison of New York electric rate plan and the O&R electric rate Joint Proposal.

Effective Period	Rate Increases		Amortization To Income of Net Regulatory (Assets) and Liabilities	Other Significant Revenue Sources	Authorized Return on Equity (ROE)	ROE Sharing Threshold Terms (Shareholders/ Customers)
	(millions of dollars, except percentages)
April 2008 – March 2009	$425	*	$50	$150 of annual transmission congestion contracts revenues	9.1%	No sharing by customers
O&R – Electric (NY)** July 2008 – June 2011
	Yr1 $15.6			One time
	Yr2 15.6			surcharge		10.2% – 11.2% – 50/50
	Yr3 5.7			Yr3 $9.9	9.4%	>11.2% – 25/75
*	Collection of $237 million is subject to potential refund following PSC review of certain capital expenditures.
**	Subject to PSC approval.

Con Edison of New York expects to file a request in May 2008 for a new electric rate plan to be effective April 2009. The requested rate plan will reflect efforts by the company to mitigate the impact on customers of a rate increase. The rate increase will reflect additional infrastructure investments, higher operating costs and higher property taxes.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At March 31, 2008, there were no material changes in the Companies’ financial and commodity market risks compared to those discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described below and in Note K to the First Quarter Financial Statements.

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

The Utilities had $214 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at March 31, 2008, of which $149 million was with investment-grade counterparties and $65 million was with commodity exchange brokers.

Con Edison’s competitive energy businesses had $144 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at March 31, 2008, of which $130 million was with investment grade counterparties and $14 million was with commodity exchange brokers or independent system operators.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies – Accounting for Contingencies,” and Notes B, G, H, J and L to the First Quarter Financial Statements.

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

The Companies’ results of operations for the three months ended March 31, 2008 reflect sales growth, the Utilities’ rate plans (which are designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), the impact of weather on first quarter revenues, the results of the competitive energy businesses including net mark-to-market effects, an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

additional reserve related to the Queens power outage (see Note B to the First Quarter Financial Statement), and the resolution of litigation with Northeast Utilities (see Note H to the First Quarter Financial Statement). For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

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

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three months ended March 31, 2008 and 2007 follows. For additional business segment financial information, see Note J to the First Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2008 compared with 2007 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$220	6.6%	$68	2.5%	$6	2.3%	$146	34.2%
Purchased power	173	15.5	65	9.9	12	14.5	96	25.3
Fuel	(18)	(8.2)	(15)	(7.0)	N/A	N/A	(3)	(50.0)
Gas purchased for resale	(17)	(3.3)	(5)	(1.2)	(6)	(8.5)	(6)	(60.0)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	82	5.4	23	1.7	—	—	59	Large
Other operations and maintenance	47	9.6	31	7.2	9	19.6	7	58.3
Depreciation and amortization	7	4.4	9	6.2	1	11.1	(3)	(75.0)
Taxes, other than income taxes	21	6.4	20	6.4	2	20.0	(1)	(16.7)
Income taxes	(7)	(4.5)	(24)	(17.6)	(5)	(41.7)	22	Large
Operating income	14	3.7	(13)	(3.8)	(7)	(26.9)	34	Large
Other income less deductions and related federal income tax	23	Large	(5)	(55.6)	—	—	28	Large
Net interest expense	(5)	(3.8)	(1)	(0.9)	—	—	(4)	(50.0)
Income from continuing operations	42	16.1	(17)	(7.1)	(7)	(36.8)	66	Large
Discontinued operations***	5	Large	N/A	N/A	N/A	N/A	5	Large
Net income	$47	18.4%	$(17)	(7.2%)	$(7)	(36.8)%	$71	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.
***	See Note N to the First Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2008 compared with the 2007 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2008	March 31, 2007	Variation	Percent Variation	March 31, 2008	March 31, 2007	Variation	Percent Variation
Residential/Religious	2,763	2,877	(114)	(4.0)%	$629	$581	$48	8.3%
Commercial/Industrial	3,064	3,115	(51)	(1.6)	608	547	61	11.2
Retail access customers	5,208	5,033	175	3.5	248	279	(31)	(11.1)
NYPA, Municipal Agency and other sales	3,035	2,924	111	3.8	79	69	10	14.5
Other operating revenues	—	—	—		151	167	(16)	(9.6)
Total	14,070	13,949	121	0.9%	$1,715	$1,643	$72	4.4%

Con Edison of New York’s electric operating revenues increased $72 million in the three months ended March 31, 2008 compared with the 2007 period due primarily to the increase in recoverable purchased power cost ($60 million), the third year of the 2005 electric rate plan ($20 million, which includes $7 million of Net T&D Revenues), the recognition of the gain on the sale of properties ($9 million) and sales growth ($5 million), offset in part by a decrease in transmission congestion auction proceeds ($5 million), lower recoverable fuel costs ($5 million) and the impact of the weather in the first three months of 2008 ($4 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the First Quarter Financial Statements.

Electric delivery volumes in Con Edison of New York’s service area increased 0.9 percent in the three months ended March 31, 2008 compared with the 2007 period due primarily to sales growth. After adjusting for variations, principally weather and billing days, electric delivery volumes in Con Edison of New York’s service area increased 1.7 percent in the three months ended March 31, 2008 compared with the 2007 period.

Con Edison of New York’s electric purchased power costs increased $60 million in the first three months of 2008 compared with the 2007 period due primarily to an increase in unit costs ($50 million) and higher purchased volumes ($10 million). Electric fuel costs decreased $5 million in the first three months of 2008 compared with the 2007 period reflecting lower sendout volumes from the company’s generating facilities ($7 million), offset by an increase in unit costs ($2 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric operating income decreased $10 million in the three months ended March 31, 2008 compared with the 2007 period. The decrease reflects higher operations and maintenance costs ($23 million, due primarily to a reserve associated with the Queens power outage), taxes other than income taxes ($14 million principally property taxes) and depreciation ($8 million), partially offset by higher net revenues ($17 million) and lower income taxes ($18 million).

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended March 31, 2008 compared with the 2007 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2008	March 31, 2007	Variation	Percent Variation	March 31, 2008	March 31, 2007	Variation	Percent Variation
Residential	19,224	20,740	(1,516)	(7.3)%	$357	$378	$(21)	(5.6)%
General	12,115	13,194	(1,079)	(8.2)	190	210	(20)	(9.5)
Firm transportation	17,927	15,343	2,584	16.8	80	63	17	27.0
Total firm sales and transportation	49,266	49,277	(11)	—	627	651	(24)	(3.7)
Interruptible sales	4,842	3,282	1,560	47.5	63	41	22	53.7
NYPA	9,995	8,150	1,845	22.6	1	1	—	—
Generation plants	10,747	11,859	(1,112)	(9.4)	15	12	3	25.0
Other	6,661	3,370	3,291	97.7	9	2	7	Large
Other operating revenues	—	—	—	—	26	28	(2)	(7.1)
Total	81,511	75,938	5,573	7.3%	$741	$735	$6	0.8%

Con Edison of New York’s gas operating revenues increased $6 million in the three months ended March 31, 2008 compared with the 2007 period due primarily to the gas rate plans ($12 million) and sales growth ($9 million) offset, in part, by excess earnings adjustment ($10 million) and lower recoverable purchased gas costs ($5 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the First Quarter Financial Statements.

Con Edison of New York’s sales and transportation volumes for firm customers were approximately the same in the three months ended March 31, 2008 compared with the 2007 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 2.9 percent in the three months ended March 31, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s purchased gas costs decreased $5 million in the three months ended March 31, 2008 compared with the 2007 period due to lower sendout volumes ($74 million), offset by higher unit costs ($68 million).

Con Edison of New York’s gas operating income increased $3 million in the three months ended March 31, 2008 compared with the 2007 period. The increase reflects primarily higher net revenues ($11 million), offset by higher operations and maintenance expense ($4 million) and taxes other than income taxes ($4 million, principally property taxes).

Steam

Con Edison of New York’s steam sales and deliveries in the three months ended March 31, 2008 compared with the 2007 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2008	March 31, 2007	Variation	Percent Variation	March 31, 2008	March 31, 2007	Variation	Percent Variation
General	307	349	(42)	(12.0)%	$11	$12	$(1)	(8.3)%
Apartment house	2,859	3,138	(279)	(8.9)	83	87	(4)	(4.6)
Annual power	5,661	6,199	(538)	(8.7)	179	189	(10)	(5.3)
Other operating revenues	—	—	—	—	12	7	5	71.4
Total	8,827	9,686	(859)	(8.9)%	$285	$295	$(10)	(3.4)%

Con Edison of New York’s steam operating revenues decreased $10 million in the three months ended March 31, 2008 compared with the 2007 period due primarily to the milder winter weather in the first three months of 2008 ($6 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the First Quarter Financial Statements.

Steam sales and delivery volumes decreased 8.9 percent in the three months ended March 31, 2008 compared with the 2007 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.3 percent in the first three months of 2008.

Con Edison of New York’s steam purchased power costs increased $5 million in the three months ended March 31, 2008 compared with the 2007 period due primarily to higher unit costs ($6 million) offset by lower purchased volumes ($1 million). Steam fuel costs decreased $9 million in the first three

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

months of 2008 compared with the 2007 period due primarily to lower sendout volumes ($11 million) offset by higher unit costs ($2 million).

Steam operating income decreased $6 million in the three months ended March 31, 2008 compared with the 2007 period. The decrease reflects primarily lower net revenues ($6 million), higher operations and maintenance expense ($3 million), taxes other than income taxes ($2 million, principally property taxes) and depreciation ($1 million), offset in part by lower income tax ($5 million).

Taxes, Other Than Income Tax

Taxes, other than income tax increased $20 million in the three months ended March 31, 2008 compared with the 2007 period due primarily to higher property taxes.

Income Taxes

Operating income taxes decreased $24 million in the three months ended March 31, 2008 compared with the 2007 period due primarily to lower operating income.

Other Income (Deductions)

Other income (deductions) decreased $5 million in the three months ended March 31, 2008 compared with the 2007 period due primarily to lower income from the Company’s supplemental retirement program trust ($2 million) and lower interest on the World Trade Center deferral ($2 million).

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the three months ended March 31, 2008 compared with the 2007 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2008	March 31, 2007	Variation	Percent Variation	March 31, 2008	March 31, 2007	Variation	Percent Variation
Residential/Religious	435	439	(4)	(0.9)%	$70	$61	$9	14.8%
Commercial/Industrial	491	532	(41)	(7.7)	67	62	5	8.1
Retail access customers	421	377	44	11.7	16	15	1	6.7
Public authorities	28	29	(1)	(3.4)	4	4	—	—
Other operating revenues	—	—	—	—	1	2	(1)	50.0
Total	1,375	1,377	(2)	(0.2)%	$158	$144	$14	9.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R’s electric operating revenues increased $14 million in the three months ended March 31, 2008 compared with the 2007 period due primarily to increased recoverable purchased power costs ($12 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the First Quarter Financial Statements.

Electric delivery volumes in O&R’s service area decreased 0.2 percent in the three months ended March 31, 2008 compared with the 2007 period. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area increased 1.1 percent in the first three months of 2008 compared with the 2007 period.

Electric operating income decreased by $4 million in the three months ended March 31, 2008 compared with the 2007 period. The decrease reflects higher operations and maintenance expense including the amortization of deferred pension and other post retirement benefit costs in accordance with the 2007 electric rate plan ($8 million), offset in part by lower income taxes ($3 million) and higher net revenues ($1 million).

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the three months ended March 31, 2008 compared with the 2007 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2008	March 31, 2007	Variation	Percent Variation	March 31, 2008	March 31, 2007	Variation	Percent Variation
Residential	3,857	4,245	(388)	(9.1)%	$62	$69	$(7)	(10.1)%
General	889	997	(108)	(10.8)	14	16	(2)	(12.5)
Firm transportation	4,626	4,644	(18)	(0.4)	18	16	2	12.5
Total firm sales and transportation	9,372	9,886	(514)	(5.2)	94	101	(7)	(6.9)
Interruptible sales	1,656	1,754	(98)	(5.6)	7	6	1	16.7
Generation plants	96	298	(202)	(67.8)	1	—	1	Large
Other	500	489	11	2.2	—	—	—	—
Other gas revenues	—	—	—	—	3	6	(3)	50.0
Total	11,624	12,427	(803)	(6.5)%	$105	$113	$(8)	(7.1)%

O&R’s gas operating revenues decreased $8 million in the three months ended March 31, 2008 compared with the 2007 period due primarily to lower costs of gas purchased for resale in the first three months of 2008 ($6 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Sales and transportation volumes for firm customers decreased 5.2 percent in the three months ended March 31, 2008 compared with the 2007 period reflecting the impact of the weather in 2008. After adjusting for weather and other variations, total firm sales and transportation volumes were 0.9 percent higher in the three months ended March 31, 2008 compared with the 2007 period. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Non-firm transportation of customer-owned gas to electric generating plants decreased in the three months ended March 31, 2008 compared with the 2007 period because certain facilities discontinued burning gas to generate electricity. The decrease in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income decreased by $2 million in the three months ended March 31, 2008 compared with the 2007 period. The decrease reflects lower net revenues ($2 million) and higher taxes other than income taxes ($1 million, principally state and local taxes on revenues), offset in part by lower income taxes ($1 million).

Operating Income Taxes

Operating income taxes for the three months ended March 31, 2008 decreased $5 million compared to the 2007 period due primarily to lower operating income.

Competitive Energy Businesses

The competitive energy businesses’ operating income and earnings from continuing operations increased $32 million in the three months ended March 31, 2008 compared with the 2007 period due primarily to mark-to-market gains in the 2008 period versus mark-to-market losses in the 2007 period.

Operating revenues increased $146 million in the three months ended March 31, 2008 compared with the 2007 period, due primarily to higher electric wholesale and retail revenues and mark-to-market. Electric wholesale revenues increased $61 million, of which $7 million was due to higher sales volume and $54 million due to higher unit prices. Electric retail revenues increased $24 million, of which $6 million was due to higher sales volumes and $18 million was due to an increase in unit prices. While electric retail revenues increased more than 8 percent from 2007 to 2008, gross margins decreased due to lower unit margins. Revenue from the sale of electricity from the competitive energy businesses’ generation facilities increased $2 million. Net mark-to-market gains increased $64 million due primarily to higher prices on electric and natural gas contracts, which were economic hedges that

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

supported retail obligations (but were not accounted for as cash flow hedges). Other revenues decreased $5 million in 2008 as compared with 2007 due primarily to lower gas revenue.

Operating expenses including income taxes increased $114 million in the three months ended March 31, 2008 compared with the 2007 period, reflecting increased purchased power ($96 million), income taxes ($23 million) and other operations and maintenance costs ($6 million) offset in part by lower fuel costs ($4 million), lower gas purchased for resale costs ($4 million) and lower depreciation expense ($3 million).

Other income (deductions) decreased $1 million in the three months ended March 31, 2008 compared with the 2007 period due primarily to lower interest income.

Income taxes increased $23 million in the three months ended March 31, 2008 as compared with the 2007 period, reflecting primarily higher operating income.

Discontinued Operations

Net income from discontinued operations was $3 million in the three months ended March 31, 2008 compared with a $2 million loss in the 2007 period due to a lower mark-to-market loss in 2008.

Other

For Con Edison, “Other” includes the receipt of $30 million after-tax for a litigation settlement with Northeast Utilities in the three months ended March 31, 2008. See Note H to the First Quarter Financial Statements. For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

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

ITEM 4T.    CONTROLS AND PROCEDURES

The information required for Con Edison of New York pursuant to this Item 4T has been included in Item 4 (which information is incorporated herein by reference).

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

CON EDISON

Northeast Utilities

For information about the settlement of legal proceedings relating to Con Edison’s October 1999 agreement to acquire Northeast Utilities, see Note H to the financial statements included in Part I, Item 1 of this report (which information is incorporated herein by reference).

CON EDISON OF NEW YORK

Power Outage Proceedings

For information about proceedings relating to power outages in 2006, including the Queens outage Joint Proposal, which is subject to PSC approval, see “Power Outage Proceedings” in Note B to the financial statements included in Part I, Item 1 of this report (which is incorporated herein by reference).

Manhattan Steam Main Rupture

For information about proceedings relating to the July 2007 rupture of a steam main located in midtown Manhattan, see “Manhattan Steam Main Rupture” in Note H to the financial statements included in Part I, Item 1 of this report (which information is incorporated herein by reference.)

ITEM 1A    RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Companies’ Form 10-K.

ITEM 6.    EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2008 and 2007, and the 12-month period ended December 31, 2007.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 4.2	By-laws of Con Edison of New York, effective May 19, 2008, incorporated by reference from Exhibit 3.2 to Con Edison of New York’s Current Report on Form 8-K, dated April 17, 2008 (File No. 1-1217).

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2008 and 2007, and the 12-month period ended December 31, 2007.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: May 2, 2008	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer