Form 10-Q
period 2008-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2008-08-07
CIK 1047862, 23632

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2008

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

As of July 31, 2008, Con Edison had outstanding 273,190,866 Common Shares ($.10 par value). All of the outstanding common equity of Con Edison of New York is held by Con Edison.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
ALJs	Administrative Law Judges
DEC	New York State Department of Environmental Conservation
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force

Other
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008
Fitch	Fitch Ratings
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2007
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Net T&D Revenues

Revenue requirement impact resulting from the reconciliation pursuant to Con Edison of New York’s electric rate agreement of the differences between the actual amount of transmission and distribution utility plant, net of depreciation, to the

amount reflected in electric rates

NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
VaR	Value-at-Risk
VIE	Variable interest entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2008	December 31, 2007
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$16,785	$15,979
Gas	3,545	3,403
Steam	1,785	1,755
General	1,747	1,732
TOTAL	23,862	22,869
Less: Accumulated depreciation	4,922	4,784
Net	18,940	18,085
Construction work in progress	968	1,028
NET UTILITY PLANT	19,908	19,113
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $39 and $36 in 2008 and 2007, respectively	20	18
Non-utility property held for sale	—	778
Construction work in progress	1	5
NET PLANT	19,929	19,914
CURRENT ASSETS
Cash and temporary cash investments	1,757	210
Restricted cash	1	1
Accounts receivable—customers, less allowance for uncollectible accounts of $51 and $47 in 2008 and 2007, respectively	901	970
Accrued unbilled revenue	161	149
Other receivables, less allowance for uncollectible accounts of $6 in 2008 and 2007	425	288
Fuel oil, at average cost	50	44
Gas in storage, at average cost	245	215
Materials and supplies, at average cost	145	146
Prepayments	103	119
Fair value of derivative assets	385	98
Recoverable energy costs	345	213
Deferred derivative losses	2	45
Current assets held for sale	—	40
Other current assets	11	12
TOTAL CURRENT ASSETS	4,531	2,550
INVESTMENTS	380	378
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	415	408
Intangible assets, less accumulated amortization of $1
in 2008 and 2007	2	2
Regulatory assets	4,381	4,511
Noncurrent assets held for sale	—	88
Other deferred charges and noncurrent assets	616	411
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	5,414	5,420
TOTAL ASSETS	$30,254	$28,262

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2008	December 31, 2007
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$9,680	$9,076
Preferred stock of subsidiary	213	213
Long-term debt	8,802	7,611
TOTAL CAPITALIZATION	18,695	16,900
MINORITY INTERESTS	—	43
NONCURRENT LIABILITIES
Obligations under capital leases	19	22
Provision for injuries and damages	162	161
Pensions and retiree benefits	1,049	938
Superfund and other environmental costs	290	327
Uncertain income taxes	147	155
Asset retirement obligations	116	110
Fair value of derivative liabilities	105	15
Noncurrent liabilities held for sale	—	61
Other noncurrent liabilities	88	95
TOTAL NONCURRENT LIABILITIES	1,976	1,884
CURRENT LIABILITIES
Long-term debt due within one year	582	809
Notes payable	77	840
Accounts payable	1,387	1,187
Customer deposits	260	249
Accrued taxes	283	26
Accrued interest	153	149
Accrued wages	81	82
Fair value of derivative liabilities	273	76
Deferred derivative gains	372	10
Deferred income taxes - recoverable energy costs	140	86
Current liabilities held for sale	—	28
Other current liabilities	341	309
TOTAL CURRENT LIABILITIES	3,949	3,851
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	4,660	4,465
Regulatory liabilities	940	1,097
Other deferred credits	34	22
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,634	5,584
TOTAL CAPITALIZATION AND LIABILITIES	$30,254	$28,262

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$1,957	$1,896	$3,830	$3,683
Gas	426	422	1,272	1,271
Steam	133	128	418	422
Non-utility	633	511	1,205	937
TOTAL OPERATING REVENUES	$3,149	2,957	6,725	6,313
OPERATING EXPENSES
Purchased power	1,362	1,254	2,653	2,372
Fuel	124	136	325	355
Gas purchased for resale	243	250	740	764
Other operations and maintenance	572	497	1,108	988
Depreciation and amortization	182	160	347	318
Taxes, other than income taxes	328	317	677	645
Income taxes	203	76	351	229
TOTAL OPERATING EXPENSES	3,014	2,690	6,201	5,671
Gain on sale of generation projects	295	—	295	—
OPERATING INCOME	430	267	819	642
OTHER INCOME (DEDUCTIONS)
Investment and other income	11	21	69	35
Allowance for equity funds used during construction	2	2	4	3
Preferred stock dividend requirements of subsidiary	(3)	(3)	(6)	(6)
Other deductions	(5)	(13)	(9)	(17)
Income taxes	(5)	5	(21)	10
TOTAL OTHER INCOME (DEDUCTIONS)	—	12	37	25
INTEREST EXPENSE
Interest on long-term debt	131	116	244	234
Other interest	—	14	16	29
Allowance for borrowed funds used during construction	(3)	(2)	(6)	(5)
NET INTEREST EXPENSE	128	128	254	258
INCOME FROM CONTINUING OPERATIONS	302	151	602	409
INCOME FROM DISCONTINUED OPERATIONS
Gain on sale of generation projects, net of tax expense of $160 in 2008	248	—	248	—
Income from discontinued operations, net of tax expense of $1 and $3 in 2008 and $3 and $0 in 2007, respectively	2	3	4	1
TOTAL INCOME FROM DISCONTINUED OPERATIONS	250	3	252	1
NET INCOME	$552	$154	$854	$410
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$1.10	$0.57	$2.21	$1.56
Discontinued operations	0.92	0.01	0.93	0.01
Net income	$2.02	$0.58	$3.14	$1.57
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$1.10	$0.57	$2.20	$1.55
Discontinued operations	0.92	0.01	0.93	0.01
Net income	$2.02	$0.58	$3.13	$1.56
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.585	$0.580	$1.170	$1.160
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	272.7	264.9	272.5	261.9
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	273.5	266.2	273.3	263.1

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Millions of Dollars)
NET INCOME	$552	$154	$854	$410
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $1 and $1 in 2008 and $1 and $2 taxes 2007, respectively	1	2	2	3
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $0 and $(1) in 2008 and $(11) and $3 taxes in 2007, respectively	—	(19)	(2)	4
Less: Reclassification adjustment for unrealized losses included in regulatory assets, net of $(5) taxes in 2008	—	—	(8)	—
Less: Reclassification adjustment for losses included in net income, net of $(1) and $(1) in 2008 and $(5) and $(14) taxes in 2007, respectively	(2)	(8)	(2)	(20)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	3	(9)	10	27
COMPREHENSIVE INCOME	$555	$145	$864	$437

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2006	257,456,303	$28	$3,314	$5,804	23,210,700	$(1,001)	$(58)	$(83)	$8,004
Net income		0		256					256
Common stock dividends				(150)					(150)
Issuance of common shares—dividend reinvestment and employee stock plans	1,327,669		61						61
Stock options									—
Other comprehensive loss								36	36
BALANCE AS OF MARCH 31, 2007	258,783,972	$28	$3,375	$5,910	23,210,700	$(1,001)	$(58)	$(47)	$8,207
Net income				154					154
Common stock dividends				(156)					(156)
Issuance of common shares—public offering	11,000,000	1	559				(2)		558
Issuance of common shares—dividend reinvestment and employee stock plans	1,089,068		52						52
Other comprehensive income								(9)	(9)
BALANCE AS OF JUNE 30, 2007	270,873,040	$29	$3,986	$5,908	23,210,700	$(1,001)	$(60)	$(56)	$8,806
BALANCE AS OF DECEMBER 31, 2007	272,024,874	$29	$4,038	$6,113	23,210,700	$(1,001)	$(60)	$(43)	$9,076
Net income				303					303
Common stock dividends				(160)					(160)
Issuance of common shares—dividend reinvestment and employee stock plans	476,809		21						21
Other comprehensive income								7	7
Adjustment for adoption of FASB Statement No. 157				17					17
BALANCE AS OF MARCH 31, 2008	272,501,683	$29	$4,059	$6,273	23,210,700	$(1,001)	$(60)	$(36)	$9,264
Net income				552					552
Common stock dividends				(162)					(162)
Issuance of common shares—dividend reinvestment and employee stock plans	493,092		23						23
Other comprehensive income								3	3
BALANCE AS OF JUNE 30, 2008	272,994,775	$29	$4,082	$6,663	23,210,700	$(1,001)	$(60)	$(33)	$9,680

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net Income	$854	$410
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	347	331
Deferred income taxes	202	89
Rate case amortization and accruals	(105)	(156)
Net transmission and distribution reconciliation	(52)	(98)
Common equity component of allowance for funds used during construction	(4)	(3)
Prepaid pension costs (net of capitalized amounts)	—	71
Pre-tax gain on sale of generation projects	(704)	—
Other non-cash items (net)	(223)	(55)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	69	(42)
Materials and supplies, including fuel oil and gas in storage	(35)	85
Other receivables and other current assets	(148)	143
Prepayments	16	32
Recoverable energy costs	(33)	74
Accounts payable	335	(7)
Pensions and retiree benefits	63	13
Accrued taxes	257	22
Accrued interest	4	(3)
Deferred charges, noncurrent assets and other regulatory assets	(230)	(257)
Deferred credits and other regulatory liabilities	638	146
Other assets	133	(10)
Other liabilities	(94)	36

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,290	821
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $- and $(30) in 2008 and 2007, respectively)	(1,068)	(891)
Cost of removal less salvage	(90)	(73)
Non-utility construction expenditures	3	(3)
Common equity component of allowance for funds used during construction	4	3
Increase in restricted cash	—	1
Proceeds from sale of generation projects	1,477	—
Proceeds from sale of properties	—	30
Purchase of ownership interest in Hawkeye lease	(12)	—
Purchase of ownership interest in Newington SCS	(20)	—

NET CASH FLOWS FROM/(USED) IN INVESTING ACTIVITIES	294	(933)
FINANCING ACTIVITIES
Net proceeds from/(payments of) short-term debt	(763)	198
Retirement of long-term debt	(186)	(359)
Issuance of long-term debt	1,200	—
Issuance of common stock	19	651
Debt issuance costs	(9)	—
Common stock dividends	(298)	(286)

NET CASH FLOWS FROM/(USED) FINANCING ACTIVITIES	(37)	204
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	1,547	92
BALANCE AT BEGINNING OF PERIOD	210	94

BALANCE AT END OF PERIOD	$1,757	$186
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$244	$226
Income taxes	$87	$75

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2008	December 31, 2007
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$15,795	$15,027
Gas	3,133	2,999
Steam	1,785	1,755
General	1,608	1,599
TOTAL	22,321	21,380
Less: Accumulated depreciation	4,485	4,360
Net	17,836	17,020
Construction work in progress	931	973
NET UTILITY PLANT	18,767	17,993
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $18 in 2008 and 2007	11	12
NET PLANT	18,778	18,005
CURRENT ASSETS
Cash and temporary cash investments	341	121
Accounts receivable - customers, less allowance for uncollectible accounts of $47 and $43 in 2008 and 2007, respectively	748	832
Other receivables, less allowance for uncollectible accounts of $3 and $4 in 2008 and 2007, respectively	190	159
Accounts receivable from affiliated companies	182	96
Fuel oil, at average cost	50	44
Gas in storage, at average cost	197	170
Materials and supplies, at average cost	136	138
Prepayments	77	81
Fair value of derivative assets	128	66
Recoverable energy costs	334	190
Deferred derivative losses	1	44
Other current assets	4	5
TOTAL CURRENT ASSETS	2,388	1,946
INVESTMENTS	114	111
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	3,979	4,103
Other deferred charges and noncurrent assets	394	339
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,373	4,442
TOTAL ASSETS	$25,653	$24,504

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2008	December 31, 2007
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity (See Statement of Common Shareholder's Equity)	$8,191	$8,086
Preferred stock	213	213
Long-term debt	8,095	7,172
TOTAL CAPITALIZATION	16,499	15,471
NONCURRENT LIABILITIES
Obligations under capital leases	19	22
Provision for injuries and damages	155	154
Pensions and retiree benefits	740	638
Superfund and other environmental costs	234	271
Uncertain income taxes	134	142
Asset retirement obligations	116	110
Fair value of derivative liabilities	—	4
Other noncurrent liabilities	75	77
TOTAL NONCURRENT LIABILITIES	1,473	1,418
CURRENT LIABILITIES
Long-term debt due within one year	375	280
Notes payable	—	555
Accounts payable	1,015	899
Accounts payable to affiliated companies	32	19
Customer deposits	245	234
Accrued taxes	42	30
Accrued interest	137	134
Accrued wages	75	74
Fair value of derivative liabilities	47	20
Deferred derivative gains	263	5
Deferred income taxes—recoverable energy costs	136	77
Other current liabilities	309	276
TOTAL CURRENT LIABILITIES	2,676	2,603
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	4,214	4,018
Regulatory liabilities	760	976
Other deferred credits	31	18
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,005	5,012
TOTAL CAPITALIZATION AND LIABILITIES	$25,653	$24,504

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,778	$1,731	$3,492	$3,374
Gas	383	377	1,124	1,113
Steam	133	128	418	422
TOTAL OPERATING REVENUES	2,294	2,236	5,034	4,909
OPERATING EXPENSES
Purchased power	704	713	1,425	1,369
Fuel	124	123	322	335
Gas purchased for resale	215	216	642	650
Other operations and maintenance	488	431	950	863
Depreciation and amortization	171	147	325	292
Taxes, other than income taxes	313	303	645	615
Income taxes	41	61	154	197
TOTAL OPERATING EXPENSES	2,056	1,994	4,463	4,321
OPERATING INCOME	238	242	571	588
OTHER INCOME (DEDUCTIONS)
Investment and other income	10	15	13	25
Allowance for equity funds used during construction	2	2	4	3
Other deductions	(5)	(3)	(7)	(7)
Income taxes	(4)	(2)	(3)	—
TOTAL OTHER INCOME (DEDUCTIONS)	3	12	7	21
INTEREST EXPENSE
Interest on long-term debt	121	105	227	209
Other interest	(2)	9	10	23
Allowance for borrowed funds used during construction	(2)	(2)	(5)	(4)
NET INTEREST EXPENSE	117	112	232	228
NET INCOME	124	142	346	381
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	6	6
NET INCOME FOR COMMON STOCK	$121	$139	$340	$375

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Millions of Dollars)
NET INCOME	$124	$142	$346	$381
OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—	—	—
COMPREHENSIVE INCOME	$124	$142	$346	$381

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER'S EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2006	235,488,094	$589	$2,252	$5,320	$(962)	$(58)	$(9)	$7,132

Net income				239				239
Common stock dividend to parent				(131)				(131)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2007	235,488,094	$589	$2,252	$5,425	$(962)	$(58)	$(9)	$7,237

Net income				142				142
Common stock dividend to parent				(131)				(131)
Capital contribution by parent			518			(2)		516
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2007	235,488,094	$589	$2,770	$5,433	$(962)	$(60)	$(9)	$7,761

BALANCE AS OF DECEMBER 31, 2007	235,488,094	$589	$2,912	$5,616	$(962)	$(60)	$(9)	$8,086

Net income				222				222
Common stock dividend to parent				(139)				(139)
Capital contribution by parent			23					23
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2008	235,488,094	$589	$2,935	$5,696	$(962)	$(60)	$(9)	$8,189

Net income				124				124
Common stock dividend to parent				(145)				(145)
Capital contribution by parent			26					26
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2008	235,488,094	$589	$2,961	$5,672	$(962)	$(60)	$(9)	$8,191

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$346	$381
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	325	292
Deferred income taxes	193	86
Rate case amortization and accruals	(105)	(156)
Net transmission and distribution reconciliation	(52)	(98)
Common equity component of allowance for funds used during construction	(4)	(3)
Prepaid pension costs (net of capitalized amounts)	—	12
Other non-cash items (net)	(27)	(32)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	84	(3)
Materials and supplies, including fuel oil and gas in storage	(31)	45
Other receivables and other current assets	(171)	89
Prepayments	4	7
Recoverable energy costs	(42)	69
Accounts payable	129	(18)
Pensions and retiree benefits	44	(7)
Accrued taxes	12	35
Accrued interest	3	1
Deferred charges, noncurrent assets and other regulatory assets	(119)	(248)
Deferred credits and other regulatory liabilities	473	156
Other assets	—	(1)
Other liabilities	3	48

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,065	655
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $- and $(30) in 2008 and 2007, respectively)	(1,031)	(852)
Cost of removal less salvage	(88)	(71)
Common equity component of allowance for funds used during construction	4	3
Proceeds from loan to affiliate	55	—
Proceeds from sale of properties	—	30

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,060)	(890)
FINANCING ACTIVITIES
Net payments of short-term debt	(555)	—
Retirement of long-term debt	(180)	—
Issuance of long-term debt	1,200	—
Debt issuance costs	(9)	—
Capital contribution by parent	49	516
Dividend to parent	(284)	(262)
Preferred stock dividends	(6)	(6)

NET CASH FLOWS FROM FINANCING ACTIVITIES	215	248
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	220	13
BALANCE AT BEGINNING OF PERIOD	121	47
BALANCE AT END OF PERIOD	$341	$60
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$223	$203
Income taxes	$70	$102

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2007 (the Form 10-K) and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (the First Quarter Form 10-Q). Information in the notes to the consolidated financial statements in the Form 10-K and the First Quarter Form 10-Q referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into these notes the information to which reference is made. Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Con Edison has two regulated utility subsidiaries: Con Edison of New York and O&R. Con Edison of New York provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that participates in infrastructure projects. During the second quarter of 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 megawatts. See Note N.

Note A - Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and six months ended June 30, 2008 and 2007, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2008	2007	2008	2007
Income from continuing operations	$302	$151	$601	$409
Income from discontinued operations, net of tax	250	3	253	1
Net income	$552	$154	$854	$410
Weighted average common shares outstanding - Basic	272.7	264.9	272.5	261.8
Add: Incremental shares attributable to effect of potentially dilutive securities	0.8	1.3	0.8	1.3
Adjusted weighted average common shares outstanding - Diluted	273.5	266.2	273.3	263.1
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$1.10	$0.57	$2.21	$1.56
Discontinued operations	0.92	0.01	0.93	0.01
Net income	$2.02	$0.58	$3.14	$1.57
EARNINGS PER COMMON SHARE – DILUTED
Continuing operations	$1.10	$0.57	$2.20	$1.55
Discontinued operations	0.92	0.01	0.93	0.01
Net income	$2.02	$0.58	$3.13	$1.56

Note B - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K and Note B to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Rate Agreements

Con Edison of New York - Electric

In May 2008, Con Edison of New York filed a proposal with the New York State Public Service Commission (PSC) for a three-year electric rate plan with level annual rate increases of $556.7 million effective April 2009, 2010 and 2011. The filing reflects a return on common equity of 10.0 percent and a common equity ratio of 48.0 percent.

The filing reflects efforts by Con Edison of New York to mitigate the impact on its customers of rate increases, including its proposed targeted energy efficiency programs and its proposal to begin to accrue revenues in the month electric service is provided instead of when it bills customers for the service.

The filing also includes an alternative proposal for an electric rate increase of $654 million, effective April 2009, to recover increased property taxes ($200 million); additional operating costs and new and/or expanded operating programs ($165 million); carrying charges on additional infrastructure investments ($230 million); and an increased return on equity as compared to the return on equity reflected in current electric rates ($115 million).

The company is requesting that expenses for pension and other post-retirement benefits, property taxes, municipal infrastructure support and environmental site investigation and remediation be reconciled to amounts reflected in rates and that increases, if any, in certain expenses above a four percent annual inflation rate be deferred as a regulatory asset if its annual return on common equity is less than the authorized return. The filing reflects continuation of the revenue decoupling mechanism that eliminates the direct relationship between the company’s level of delivery revenues and profits. It also reflects continuation of the provisions pursuant to which the company recovers its purchased power and fuel costs from customers.

O&R - Electric

In July 2008, the PSC approved a Joint Proposal among O&R, the PSC staff and other parties for the rates O&R can charge its New York customers for electric service from July 2008 through June 2011. The rate plan approved by the PSC provides for electric rate increases of $15.6 million, $15.6 million and $5.7 million effective July 1, 2008, 2009 and 2010, respectively, and the collection of an additional $9.9 million during the 12-month period beginning July 1, 2010.

The Joint Proposal reflected the following major items:

•	an annual return on common equity of 9.4 percent;

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

•	deferral as a regulatory asset of increases, if any, in certain expenses above a 4 percent annual inflation rate, but only if the actual annual return on common equity is less than 9.4 percent;

•	potential negative earnings adjustments of approximately $2 million to $3 million annually if certain customer service and system reliability performance targets are not met;

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

Con Edison of New York - Steam

In June 2008, Con Edison of New York entered into a Joint Proposal with the PSC staff and other parties with respect to the rates the company can charge its customers for steam service. The Joint Proposal, which is subject to PSC approval, covers the period from October 1, 2008 through September 30, 2010. The Joint Proposal provides for steam rate increases of $43.7 million effective October 1, 2008 and 2009. The PSC is expected to consider the Joint Proposal in September 2008.

The Joint Proposal reflects the following major items:

•	an annual return on common equity of 9.3 percent;

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

•

any actual earnings above a 10.1 percent return on equity (based on actual average common equity ratio, subject to a 50 percent maximum) are to be shared as follows: half will be deferred for the benefit of customers and the other half is to be retained by the company (with half of the company’s share subject to offset to reduce any regulatory assets for under-collections of property taxes);

•

deferral as a regulatory asset or regulatory liability, as the case may be, of the difference between (i) actual costs for pension and other post-retirement benefits, environmental remediation, property taxes, tax-exempt debt, municipal infrastructure support and certain other costs and (ii) amounts for those costs reflected in rates (90 percent of the difference in the case of property taxes and interference costs);

•

deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which the actual capital expenditures related to steam production plant are less than amounts reflected in rates;

•

potential negative earnings adjustments (revenue reductions) of approximately $950,000 to $1 million annually if certain business development, customer service and safety performance targets are not met;

•

amortization of certain regulatory assets and liabilities, the net effect of which will be a non-cash increase in steam revenues of $20.3 million over the two-year period covered by the Joint Proposal; and

•	continuation of the rate provisions pursuant to which the company recovers its fuel and purchased steam costs from customers.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at June 30, 2008 and December 31, 2007 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Regulatory assets
Unrecognized pension and other postretirement costs	$2,097	$2,106	$1,959	$1,956
Future federal income tax	1,168	1,112	1,112	1,057
Environmental remediation costs	385	378	319	312
World Trade Center restoration costs	149	154	149	154
Pension and other postretirement benefits deferrals	90	152	34	96
Revenue taxes	77	77	75	75
O&R transition bond charges	61	63	—	—
Unbilled gas revenue	44	44	44	44
Workers’ compensation	38	41	38	41
Net electric deferrals	36	—	36	—
Other retirement program costs	15	16	15	16
Asbestos-related costs	10	10	10	10
Deferred derivative losses - long-term	1	5	1	4
Net T&D reconciliation	—	142	—	142
Recoverable energy costs	—	50	—	50
Electric rate increase accrual	—	14	—	14
Other	210	147	187	132
Regulatory assets	4,381	4,511	3,979	4,103
Deferred derivative losses - current	2	45	1	44
Recoverable energy costs - current	345	213	334	190
Total Regulatory Assets	$4,728	$4,769	$4,314	$4,337
Regulatory liabilities
Allowance for cost of removal less salvage	$398	$422	$336	$362
Deferred derivative gains - long-term	152	21	78	8
Refundable energy costs	78	29	52	—
Net electric deferrals	57	33	57	33
Gain on sale of First Avenue properties	32	124	32	124
Gas excess earnings	15	10	15	10
Gas interruptible sales credits	10	10	10	10
Transmission congestion contracts	7	40	7	40
Net steam deferrals	7	21	7	21
EPA SO2 allowance proceeds – electric and steam	6	18	6	18
Property tax reconciliation	5	41	5	41
Prior year deferred tax amortization	2	51	2	51
NYS tax law changes	1	42	—	41
DC service incentive	1	10	1	10
Interest on federal income tax refund	—	41	—	41
2004 electric, gas and steam one-time rate agreement charges	—	16	—	16
Gain on sale of W. 24th St. property	—	10	—	10
Other	169	158	152	140
Regulatory liabilities	940	1,097	760	976
Deferred derivative gains – current	372	10	263	5
Total Regulatory Liabilities	$1,312	$1,107	$1,023	$981

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Power Outage Proceedings

In July 2008, the PSC approved a Joint Proposal among Con Edison of New York, the PSC staff and other parties with respect to the July 2006 Queens outage. The PSC order provides that (i) the company will make available $17 million for the benefit of the communities affected by the outage, including customer bill credits, and will not recover from customers $40 million of capital costs incurred to replace and repair electric delivery facilities and $6 million of related carrying charges; and (ii) the company will be released from all prudence-related claims that were or could have been asserted in any PSC proceeding relating to the outage other than with respect to any damage to the Long Island City network, or incremental costs, that are neither known nor reasonably foreseeable.

In June 2008, the PSC concluded that Con Edison of New York is not liable for food spoilage claims in connection with the September 2006 outage in Westchester resulting from Tropical Storm Ernesto.

Note C - Long-term Debt

Reference is made to Note C to the financial statements in Item 8 of the Form 10-K and Note C to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

At June 30, 2008, $49 million of the $55 million of O&R’s weekly-rate, tax-exempt debt that is insured by Financial Guaranty Insurance Company (Series 1994A Debt), and $1 million of the $44 million of such debt insured by Ambac Assurance Company (Series 1995 A Debt), had been tendered by bondholders and purchased with funds drawn under letters of credit maintained as liquidity facilities for the tax-exempt debt. O&R reimbursed the bank for the funds used to purchase the tendered bonds, together with interest thereon.

In June 2008, Con Edison issued $326 million of 8.71 percent long-term unsecured notes due in 2022 in exchange for a like amount of secured project debt in connection with the purchase by a subsidiary of Con Edison Development of a 525 MW generating project in Newington, New Hampshire. Upon completion of the exchange, the project debt was cancelled. Previously, the project had been leased by the subsidiary and Con Edison had guaranteed the payment of certain obligations in connection with the project. See Notes H and P to the financial statements in Item 8 of the Form 10-K. The new notes are, and the project debt had been, included in Con Edison’s consolidated balance sheet. Con Edison Development subsequently completed the sale of its ownership interests in the project. See Note N.

The new notes mature, bear interest and are subject to substantially the same terms as the project debt (other than terms relating to the project being leased or security for the debt), including the payment of a make-whole premium in connection with any optional prepayment. There are no significant debt covenants applicable to the notes other than covenants requiring Con Edison to pay principal and

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

interest when due, not to consolidate with or merge into any other corporation and to continue its business unless certain conditions are met, and not to permit its ratio of consolidated debt to consolidated capital to exceed 0.675 to 1. The failure to comply with applicable covenants would, except as provided, constitute an event of default with respect to the notes. Events of default with respect to the notes also include events of default of other indebtedness of Con Edison or its material subsidiaries having a then outstanding principal balance in excess of $100 million. If an event of default with respect to the notes occurs and is continuing, the note holders may, subject to certain conditions, declare the unpaid principal amount of the notes, together with any accrued and unpaid interest and applicable make-whole premium, due and payable.

Note D - Short-Term Borrowing and Credit Agreements

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K and Note D to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

At June 30, 2008, Con Edison had $77 million of commercial paper outstanding, none of which was outstanding under Con Edison of New York’s program. The weighted average interest rate at June 30, 2008 was 3.0 percent for Con Edison. At June 30, 2007, Con Edison had $314 million of commercial paper outstanding, none of which was outstanding under Con Edison of New York’s program. The weighted average interest rate at June 30, 2007 was 5.5 percent for Con Edison. At June 30, 2008 and 2007, no loans were outstanding under the Companies’ credit agreements and $115 million and $47 million of letters of credit were outstanding, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note E - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K and Note E to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and six months ended June 30, 2008 and 2007 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Service cost – including administrative expenses	$34	$33	$32	$31
Interest cost on projected benefit obligation	129	123	121	115
Expected return on plan assets	(173)	(162)	(165)	(155)
Amortization of net actuarial loss	48	40	42	34
Amortization of prior service costs	2	3	2	3
NET PERIODIC BENEFIT COST	$40	$37	$32	$28
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$41	$38	$33	$29
Cost capitalized	(14)	(11)	(11)	(8)
Cost deferred	(5)	(20)	(7)	(18)
Cost charged to operating expenses	$22	$7	$15	$3
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Service cost – including administrative expenses	$69	$66	$64	$61
Interest cost on projected benefit obligation	258	246	241	230
Expected return on plan assets	(346)	(323)	(330)	(309)
Amortization of net actuarial loss	96	80	85	69
Amortization of prior service costs	4	5	4	5
NET PERIODIC BENEFIT COST	$81	$74	$64	$56
Amortization of regulatory asset*	2	2	2	2
TOTAL PERIODIC BENEFIT COST	$83	$76	$66	$58
Cost capitalized	(28)	(23)	(23)	(18)
Cost deferred	(25)	(49)	(28)	(45)
Cost charged/(credited) to operating expenses	$30	$4	$15	$(5)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note F - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K and Note F to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and six months ended June 30, 2008 and 2007 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Service cost	$5	$5	$4	$4
Interest cost on accumulated other postretirement benefit obligation	23	23	21	21
Expected return on plan assets	(21)	(20)	(19)	(19)
Amortization of net actuarial loss	17	16	14	14
Amortization of prior service cost	(3)	(3)	(4)	(3)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$22	$22	$17	$18
Cost capitalized	(7)	(8)	(6)	(6)
Cost deferred	(4)	(9)	(2)	(9)
Cost charged to operating expenses	$11	$5	$9	$3

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Service cost	$10	$9	$8	$7
Interest cost on accumulated other postretirement benefit obligation	47	46	42	41
Expected return on plan assets	(43)	(40)	(39)	(37)
Amortization of net actuarial loss	34	33	29	29
Amortization of prior service cost	(6)	(7)	(7)	(7)
Amortization of transition obligation	2	2	2	2
NET PERIODIC POSTRETIREMENT BENEFIT COST	$44	$43	$35	$35
Cost capitalized	(15)	(15)	(12)	(12)
Cost deferred	(11)	(20)	(9)	(18)
Cost charged to operating expenses	$18	$8	$14	$5

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2008 and December 31, 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Accrued Liabilities:
Manufactured gas plant sites	$242	$267	$187	$212
Other Superfund Sites	48	60	47	59
Total	$290	$327	$234	$271
Regulatory assets	$385	$378	$319	$312

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

Environmental remediation payments and insurance recoveries received related to Superfund Sites for the three and six months ended June 30, 2008 and 2007 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Remediation payments	$31	$9	$31	$7
Insurance recoveries received	—	1	—	1

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Remediation payments	$53	$18	$52	$16
Insurance recoveries received	—	1	—	1

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2006, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2008 and December 31, 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Accrued liability – asbestos suits	$10	$10	$10	$10
Regulatory assets – asbestos suits	$10	$10	$10	$10
Accrued liability – workers’ compensation	$114	$116	$108	$111
Regulatory assets – workers’ compensation	$38	$41	$38	$41

Note H - Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a Con Edison of New York steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. As of June 30, 2008, with respect to the incident, the company incurred estimated operating costs of $35 million for property damage, clean up and other response costs, recorded $21 million in actual and expected insurance recoveries and invested $12 million in capital, retirement and other costs. Over 50 suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies currently in force will cover most of the company’s costs, which the company is unable to estimate, but which could be substantial, to satisfy its liability to others in connection with the incident.

In August 2008, Con Edison of New York entered into a Joint Proposal with the PSC staff and the New York State Consumer Protection Board with respect to the PSC’s ongoing proceeding relating to the steam main rupture. (See “Regulatory Matters – Con Edison of New York – Steam” in Note B to

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

the financial statements in Item 8 of the Form 10-K.) Pursuant to the Joint Proposal, which is subject to PSC approval, among other things, the company (i) will not recover from customers the operating, capital and retirement costs it incurred as a result of the steam main rupture; (ii) will, in general, effectively be limited in its recovery from customers of premiums for its excess liability insurance policies for each of the policy years beginning April 2008 through April 2011 to amounts designed to prevent recovery of any premium increase resulting from the steam main rupture; and (iii) will be released from all prudence-related claims that were or could have been asserted in any PSC proceeding relating to the steam main rupture other than with respect to any damage to company facilities, or incremental costs, that are neither known nor reasonably foreseeable. The Joint Proposal does not preclude the PSC from pursuing a penalty action for any violations of the Public Service Law or the PSC’s regulations or orders.

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transaction). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s investment in these leveraged leases was immaterial at June 30, 2008 and $9 million at December 31, 2007 and is comprised of a $235 million gross investment less $235 million of deferred tax liabilities at June 30, 2008 and $235 million gross investment less $226 million of deferred tax liabilities at December 31, 2007.

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of this tax payment and interest. A trial was completed in November 2007 and post trial briefs have been filed. A decision is possible later this year.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Two cases involving LILO and sale in/lease out transactions have been decided in other courts, each of which was decided in favor of the government and one of which has been affirmed on appeal. See, BB&T Corp. v. United States, 523 F.3d 461 (4th Cir. 2008), and AWG Leasing Trust v. United States, 1:07-CV-857 (N.D. Ohio May 28, 2008). The court before which Con Edison stands, the Court of Federal Claims, has not previously rendered a decision with respect to such transactions and is not bound by these cases. Con Edison believes its tax deductions are proper and that its transaction is distinguishable on a number of grounds. For example, the two cases recently decided involved investments by banks in industrial assets, Swedish wood pulp mill equipment and a German waste-to-energy disposal facility respectively. In contrast, the facts surrounding Con Edison’s investment are quite different. Its investment was made in the context of the deregulation of the electric energy industry in New York. It involved an acquisition by Con Edison Development of a leasehold interest in an electric generating power plant in the Netherlands. The asset is consistent with Con Edison Development’s plan at the time to invest in a variety of international infrastructure projects. Moreover, in both BB&T and AWG the United States, as defendant, successfully argued that the counterparties in those cases were certain to exercise their early purchase options and, therefore, that those transactions did not qualify as leases. In contrast, Con Edison produced evidence that it is unclear whether the counterparty will exercise its early purchase option.

In a third LILO case, a jury verdict was rendered, partially favorable to the taxpayer and partially favorable to the government. See, Fifth Third Bancorp & Subsidiaries v. United States, 1:05-CV-350 (S.D. Ohio April 18, 2008). Post-verdict motions are pending in that case and a decision has not been rendered.

In connection with its audit of Con Edison’s federal income tax return for the tax year 2006, the IRS disallowed $43 million of net tax deductions taken with respect to both of the LILO transactions for the tax year. Con Edison filed an appeal of this audit level disallowance with the Appeals Office of the IRS, where consideration of this matter is pending. In connection with its audit of Con Edison’s federal income tax returns for the tax years 1998 through 2005, the IRS indicated that it intends to disallow $332 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. If and when these audit level disallowances become appealable, Con Edison intends to file appeals of the disallowances with the Appeals Office of the IRS.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through June 30, 2008, in the aggregate, was $180 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $71 million at June 30, 2008.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FASB Statement (FAS) 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which became effective for fiscal years beginning after December 15, 2006. This FSP requires the expected timing of income tax cash flows generated by Con Edison’s LILO transactions to be reviewed at least annually. If the expected timing of the cash flows is revised, the rate of return and the allocation of income would be recalculated from the inception of the LILO transactions, and the company would be required to recalculate the accounting effect of the LILO transactions, which would result in a charge to earnings that could have a material adverse effect on the company’s results of operations.

Uncertain Tax Positions

Reference is made to “Uncertain Tax Positions” in Note L to the financial statements included in Item 8 of the Form 10-K.

In July 2008, the IRS entered into a closing agreement with Con Edison covering the Companies use of the “simplified service cost method” (SSCM) to determine the extent to which construction-related costs could be deducted in 2002 through 2004. The closing agreement does not cover 2005, the last year for which SSCM is an uncertain tax position. The Companies do not expect the required repayment, with interest, to the IRS of their SSCM tax benefits for 2002 through 2005 to exceed the $160 million ($147 million of which is attributable to Con Edison of New York) the Companies paid to the IRS in June 2007 as a deposit for the repayment.

Other Contingencies

See “Power Outage Proceedings” in Note B.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued a guarantee on behalf of an entity in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $1.5 billion and $1.4 billion at June 30, 2008 and December 31, 2007, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary, by type and term, of Con Edison’s total guarantees at June 30, 2008 is as follows:

Guarantee Type	0 –3 years	4 –10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$857	$41	$273	$1,171
Affordable housing program	—	15	—	15
Intra-company guarantees	39	—	1	40
Other guarantees	217	34	—	251
TOTAL	$1,113	$90	$274	$1,477

For a description of guarantee types, see Note H to the financial statements in Item 8 of the Form 10-K.

Note I - Stock-Based Compensation

For a description of stock-based compensation, including stock options, restricted stock units (RSUs) and stock purchase plan, reference is made to Note M to the financial statements in Item 8 of the Form 10-K.

In accordance with SFAS No. 123(R), “Share-Based Payment,” the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Stock options	$—	$—	$—	$—
Restricted stock units	—	1	—	1
Performance-based restricted stock	1	1	1	1
Total	$1	$2	$1	$2

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Stock options	$1	$1	$1	$1
Restricted stock units	—	1	—	1
Performance-based restricted stock	—	2	—	2
Total	$1	$4	$1	$4

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Stock Options

A summary of changes in the status of stock options during the three and six months ended June 30, 2008 and 2007 is as follows:

	Con Edison		Con Edison of New York
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/06	8,617,601	$42.773	7,346,601	$42.842
Granted	—	—	—	—
Exercised	(975,100)	41.630	(907,050)	41.634
Forfeited	(1,001)	42.169	(1,001)	42.169
Outstanding at 3/31/07	7,641,500	$42.919	6,438,550	$43.013
Granted	—	—	—	—
Exercised	(668,350)	42.803	(587,500)	42.829
Forfeited	(19,350)	42.483	(7,500)	41.870
Outstanding at 6/30/07	6,953,800	$42.931	5,843,550	$43.033
Outstanding at 12/31/07	6,596,850	$43.072	5,531,850	$43.187
Granted	—	—	—	—
Exercised	(26,500)	39.658	(22,000)	39.242
Forfeited	(75,550)	43.028	(73,050)	43.032
Outstanding at 3/31/08	6,494,800	$43.087	5,436,800	$43.205
Granted	—	—	—	—
Exercised	(5,000)	36.988	(5,000)	36.988
Forfeited	(36,600)	43.648	(17,000)	43.602
Outstanding at 6/30/08	6,453,200	$43.088	5,414,800	$43.209

The change in the fair value of all outstanding options from their grant dates to June 30, 2008 and 2007 (aggregate intrinsic value) for Con Edison was $(26) million and $15 million, respectively. The change in the fair value of all outstanding options from their grant dates to June 30, 2008 and 2007 (aggregate intrinsic value) for Con Edison of New York was $(22) million and $12 million, respectively. The aggregate intrinsic value of options exercised in the period ended June 30, 2008 and 2007 was $0.2 million and $6 million, respectively, and the cash received by Con Edison for payment of the exercise price was $1.2 million and $30 million, respectively. The weighted average remaining contractual life of options outstanding is four years as of June 30, 2008.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table summarizes stock options outstanding at June 30, 2008 for each plan year for the Companies:

	Con Edison				Con Edison of New York
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2006	8	1,624,300	$45.173	—	1,394,700	$45.194	—
2005	7	1,238,500	42.751	1,238,500	1,013,750	42.725	1,013,750
2004	6	920,300	43.765	920,300	739,850	43.762	739,850
2003	5	789,600	39.955	789,600	620,900	39.981	620,900
2002	4	848,550	42.510	848,550	712,550	42.510	712,550
2001	3	364,800	37.750	364,800	316,800	37.750	316,800
2000	2	124,150	32.500	124,150	88,650	32.500	88,650
1999	1	543,000	47.940	543,000	527,600	47.940	527,600
Total		6,453,200	$43.088	4,828,900	5,414,800	$43.209	4,020,100

There were no new awards granted in 2008 and 2007. The total expense to be recognized in future periods for unvested stock options outstanding as of June 30, 2008 is $0.5 million for Con Edison and Con Edison of New York.

Restricted Stock Units

At June 30, 2008 and 2007, there were 136,535 and 115,055 units outstanding, respectively, for Con Edison employees, of which 83,635 and 63,055 units outstanding, respectively, for Con Edison of New York. The weighted average fair value as of the grant date of the outstanding units other than Performance RSUs or awards under the directors’ deferred compensation plan for June 30, 2008 and 2007 was $42.28 and $42.87 per unit, respectively, for Con Edison. The weighted average fair value as of the grant date of the outstanding units for June 30, 2008 and 2007 was $44.22 and $45.88 per unit, respectively, for Con Edison of New York. The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of June 30, 2008 for Con Edison and Con Edison of New York was $1.4 million and $1.3 million, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary of changes in the status of the Performance RSUs Total Shareholder Return (TSR) portion during the three and six months ended June 30, 2008 and 2007 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Fair Value*	Units	Weighted Average Fair Value*
Non-vested at 12/31/06	126,425	$13.992	94,025	$14.420
Granted	113,600	45.730	81,848	45.730
Vested and Exercised	(31,400)	—	(21,475)	—
Forfeited	—	—	—	—
Non-vested at 3/31/07	208,625	$36.108	154,398	$35.709
Granted	33,280	48.060	30,805	48.060
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 6/30/07	241,905	$20.152	185,203	$20.155
Non-vested at 12/31/07	195,980	$33.398	146,033	$33.048
Granted	159,950	36.270	115,758	36.270
Vested and Exercised	(5)	31.370	—	—
Forfeited	(5,270)	—	(200)	—
Non-vested at 3/31/08	350,655	$21.178	261,591	$20.918
Granted	38,375	25.980	35,515	25.980
Vested and Exercised	—	—	—	—
Forfeited	(4,839)	—	(2,814)	—
Non-vested at 6/30/08	384,191	$15.269	294,292	$15.177
*	Fair value is determined using the Monte Carlo simulation.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary of changes in the status of the Performance RSUs’ Executive Incentive Plan (EIP) portion during the three and six months ended June 30, 2008 and 2007 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Price	Units	Weighted Average Price
Non-vested at 12/31/06	126,425	$48.070	94,025	$48.070
Granted	113,600	47.815	81,848	47.807
Vested and Exercised	(31,400)	47.530	(21,475)	47.530
Forfeited	—	—	—	—
Non-vested at 3/31/07	208,625	$51.060	154,398	$51.060
Granted	33,280	51.060	30,805	51.060
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 6/30/07	241,905	$45.120	185,203	$45.120
Non-vested at 12/31/07	195,980	$48.850	146,033	$48.850
Granted	159,950	46.440	115,758	46.440
Vested and Exercised	(20)	43.570	—	—
Forfeited	(5,255)	—	(200)	—
Non-vested at 3/31/08	350,655	$39.700	261,591	$39.700
Granted	38,375	39.700	35,515	39.700
Vested and Exercised	—	—	—	—
Forfeited	(4,839)	—	(2,814)	—
Non-vested at 6/30/08	384,191	$39.090	294,292	$39.090

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of June 30, 2008 is $14 million, including $11 million for Con Edison of New York.

Stock Purchase Plan

In the three months ended June 30, 2008 and 2007, 150,558 shares and 155,415 shares were purchased under the Stock Purchase Plan at a weighted average price of $41.00 and $49.56 per share, respectively. In the six months ended June 30, 2008 and 2007, 311,914 shares and 304,812 shares were purchased under the Stock Purchase Plan at a weighted average price of $44.30 and $49.04 per share, respectively.

Note J - Financial Information by Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The financial data for the business segments are as follows:

	For the Three Months Ended June 30,
	Operating Revenues		Inter-segment revenues			Depreciation and amortization		Operating Income
(Millions of Dollars)	2008	2007	2008	2007		2008	2007	2008	2007
Con Edison of New York
Electric	$1,778	$1,731	$3		$3	$133	$111	$203	$191
Gas	383	377	1		1	22	21	31	43
Steam	133	128	20		23	16	15	4	8
Consolidation adjustments	—	—	(24)		(27)	—	—	—	—
Total Con Edison of New York	$2,294	$2,236	$—		$—	$171	$147	$238	$242
O&R
Electric	$180	$165	$—		$—	$7	$7	$10	$15
Gas	43	45	—		—	3	3	—	1
Total O&R	$223	$210	$—	$		$10	$10	$10	$16
Competitive energy businesses*	$623	$513	$(3)		$1	$1	$3	$182	$9
Other**	9	(2)	3		(1)	—	—	—	—
Total Con Edison	$3,149	$2,957	$—		$—	$182	$160	$430	$267
*	Operating income includes the gain on the sale of Con Edison Development’s generation projects within continuing operations.
**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating Revenues		Inter-segment revenues			Depreciation and amortization		Operating Income
(Millions of Dollars)	2008	2007	2008		2007	2008	2007	2008	2007
Con Edison of New York
Electric	$3,492	$3,374		$6	$5	$250	$220	$366	$363
Gas	1,124	1,113		2	2	44	42	145	155
Steam	418	422		38	40	31	30	60	70
Consolidation adjustments	—	—		(46)	(47)	—	—	—	—
Total Con Edison of New York	$5,034	$4,909		$—	$—	$325	$292	$571	$588
O&R
Electric	$338	$309	$		$—	$14	$13	$15	$25
Gas	148	158			—	6	5	15	17
Total O&R	$486	$467	$		$—	$20	$18	$30	$42
Competitive energy businesses*	$1,197	$945		$4	$3	$2	$8	$219	$15
Other**	8	(8)		(4)	(3)	—	—	(1)	(3)
Total Con Edison	$6,725	$6,313		$—	$—	$347	$318	$819	$642
*	Operating income includes the gain on the sale of Con Edison Development’s generation projects within continuing operations.
**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note K - Derivative Instruments and Hedging Activities

Reference is made to Note O to the financial statements in Item 8 of the Form 10-K and Note K to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at June 30, 2008 and December 31, 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Fair value of net assets - gross	$586	$(70)	$301	$(49)
Impact of netting of cash collateral	(344)	115	(178)	92
Fair value of net assets - net	$242	$45	$123	$43

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

At June 30, 2008, Con Edison and Con Edison of New York had $610 million and $203 million, respectively, of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves of $450 million and $123 million, respectively. Con Edison’s net credit exposure consisted of $507 million with investment-grade counterparties (a portion of which is insured through credit insurance and hedged with credit default swaps), $100 million primarily with commodity exchange brokers or independent system operators and $3 million with non-investment grade counterparties. Con Edison of New York’s net credit exposure consisted of $135 million with investment-grade counterparties and $68 million with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities are permitted by their respective regulators to reflect in

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

rates all reasonably incurred gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison’s competitive energy businesses record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the three months ended June 30, 2008 and 2007, Con Edison recorded in non-utility operating revenues an unrealized pre-tax gain of $51 million and a pre-tax loss of $6 million, respectively. For the six months ended June 30, 2008 and 2007, Con Edison recorded in non-utility operating revenues an unrealized pre-tax gain of $106 million and a pre-tax loss of $14 million, respectively.

Interest Rate Swaps

In May 2008, Con Edison Development’s interest rate swaps that were designated as cash flow hedges under SFAS No. 133 were sold. The losses were classified to Income/(loss) from discontinued operations for the three and six months ended June 30, 2008 and were immaterial to Con Edison’s results of operations.

O&R has an interest rate swap related to its Series 1994A Debt. See Note C. At December 31, 2007, the swap was designated as a cash flow hedge, the fair value of which was an unrealized loss of $11 million that was recorded in OCI. In February 2008, the swap counterparty changed the method of calculating its payments under the swap and, as a result, the swap no longer qualified as a hedge under SFAS No. 133. In accordance with O&R’s July 2008 electric rate plan (see Note B), O&R is to defer as a regulatory asset or liability the difference between its actual interest and swap costs relating to its tax-exempt debt and the amount for such costs reflected in rates. Similar treatment is expected in O&R’s other services. The fair value of this interest rate swap at June 30, 2008 was an unrealized loss of $11 million, which has been deferred as a regulatory asset.

Note L - Fair Value Measurements

Reference is made to Note L to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Effective January 1, 2008, the Companies adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 are summarized below under the three-level hierarchy by SFAS No. 157. SFAS No. 157 defines the levels within the hierarchy as follows:

•	Level 1 – Consists of assets or liabilities whose value is based on unadjusted quoted prices in active markets at the measurement date

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

	Level 1				Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison		Con Edison of New York		Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Derivative assets:
Energy (1)		$19		$17	$714	$267	$597	$60	$(764)	$(171)	$566	$173
Other assets (3)		14		14	—	—	106	94	—	—	120	108
Total		$33		$31	$714	$267	$703	$154	$(764)	$(171)	$686	$281
Derivative liabilities:
Energy (1)		$—		$—	$275	$37	$472	$7	$(423)	$6	$324	$50
Financial & other (2)		—		—	—	—	11	—	—	—	11	—
Total	$		$		$275	$37	$483	$7	$(423)	$6	$335	$50
(1)	A significant portion of the energy derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note K.
(2)	Includes interest rate swaps and credit default swaps. See Note K.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30, 2008
	Beginning Balance as of April 1, 2008	Total Gains/(Losses) – Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2008
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$26	$(24)	$121	$2	$—	$125
Financial & other	(14)	—	3	—	—	(11)
Other	102	(1)	3	—	—	106
Total	$114	$(23)	$127	$2	$—	$220
Con Edison of New York
Derivatives:
Energy	$10	$1	$38	$4	$—	$53
Other	91	1	2	—	—	94
Total	$101	$2	$40	$4	$—	$147

	For the Six Months Ended June 30, 2008
	Beginning Balance as of January 1, 2008	Total Gains/(Losses) – Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2008
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$23	$(69)	$211	$(40)	$—	$125
Financial & other	(11)	—	—	—	—	(11)
Other	107	(1)	—	—	—	106
Total	$119	$(70)	$211	$(40)	$—	$220
Con Edison of New York
Derivatives:
Energy	$11	$(14)	$78	$(21)	$—	$53
Other	95	—	(1)	—	—	94
Total	$106	$(14)	$77	$(21)	$—	$147

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

For the Utilities, realized gains and losses on Level 3 energy derivative assets and liabilities are reported as part of purchased power and gas costs. The Utilities generally recover these costs in accordance with rate provisions approved by the applicable state public utilities commissions. Reference is made to Note A to the financial statements in Item 8 of the Form 10-K. Unrealized gains and losses for energy derivatives are generally deferred on the consolidated balance sheet in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 energy derivative assets and liabilities are reported in non-utility revenues ($70 million loss) and purchased power costs ($2 million gain) on the consolidated income statement. The change in unrealized gains or losses relating to assets still held at June 30, 2008, included in non-utility revenues and purchased power costs for the three months ended June 30, 2008, is $(28) million and $1 million, respectively. The change in unrealized gains or losses relating to assets still held at June 30, 2008, included in non-utility revenues and purchased power costs for the six months ended June 30, 2008, is $(59) million and $2 million, respectively.

For the Utilities, realized and unrealized gains and losses on Level 3 other assets of $(1) million are reported in investment and other income on the consolidated income statement.

Note M - New Financial Accounting Standards

Reference is made to Note S to the financial statements in Item 8 of the Form 10-K and Note M to the financial statements in Part I, Item 1 of the Form 10-Q.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Board does not expect that this Statement will result in a change in current practice. The adoption of this Statement is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP applies to convertible debt instruments that may be settled in cash, or other assets, upon conversion and are not

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

addressed by APB Opinion No. 14 “Accounting for Convertible Debt Instruments and Debt Issued with Stock Purchase Warrants.” If the embedded conversion option is required to be separately accounted for as a derivative, then such convertible debt instruments should be accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and this FSP does not apply .This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This FSP is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Companies are currently evaluating the impact of this FSP on their financial position, results of operations and liquidity.

Note N - Con Edison Development

Reference is made to Note U to the financial statements in Item 8 of the Form 10-K and Note N to the financial statements in Part I, Item 1 of the Form 10-Q.

During the second quarter of 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects (Rock Springs, Ocean Peaking Power, CEEMI, Newington and Lakewood) with an aggregate capacity of approximately 1,706 megawatts to North American Energy Alliance, LLC. The sale resulted in total cash proceeds, net of estimated taxes and transaction expenses, of $1,075 million, and an after-tax gain, net of all transaction expenses, of $404 million.

Effective November 15, 2007, Con Edison ceased recording depreciation and amortization expense on these generation projects. Had the company continued to record depreciation and amortization, an additional charge of $14 million would have been recognized for the six months ended June 30, 2008.

In May 2008, Con Edison Energy entered into agreements to provide energy management services, such as plant scheduling and fuel procurement, for the Rock Springs, Ocean Peaking Power and

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

CEEMI projects for one to two years. Such services are expected to give rise to a significant level of continuing direct cash flows between Con Edison Energy and the disposed projects, and to provide Con Edison Energy with significant continuing involvement with the operations of the disposed projects. As a result, under the guidance of EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF No. 03-13), Con Edison has concluded that the Rock Springs, Ocean Peaking Power and CEEMI projects do not qualify for discontinued operations. Accordingly, the results of operations of these projects, along with the after-tax gain, net of transaction expenses, of $158 million associated with the sale of these projects, have been reported within continuing operations in the accompanying Con Edison consolidated income statement.

Con Edison’s competitive energy businesses will engage in certain services for the Newington and Lakewood projects on a short-term basis after the sale. However, such services are much more limited than those provided to the Rock Springs, Ocean Peaking Power and CEEMI projects, and do not give rise to a significant level of continuing direct cash flows between Con Edison and the disposed projects, or to provide Con Edison with significant continuing involvement in the operating or financial policies of the disposed projects. As a result, Con Edison believes that the criteria within SFAS No. 144 and EITF No. 03-13 for discontinued operations treatment have been met for the Newington and Lakewood projects. Accordingly, the results of operations of these projects have been reflected in Income from discontinued operations (net of income taxes) in the accompanying Con Edison consolidated income statement. The Newington and Lakewood projects had revenues of $143 million and $142 million and pre-tax profit (loss) of $7 million and $1 million for the six months ended June 30, 2008 and 2007, respectively. Income from discontinued operations also includes the after-tax gain, net of transaction expenses, of $248 million associated with the sale of these projects.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part I, Item 2 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q) .

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

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below). Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008				At June 30, 2008
(Millions of Dollars)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
Con Edison of New York	$2,294	73%	$121	22%	$5,034	75%	$340	40%	$25,653	85%
O&R	223	7%	3	1%	486	7%	16	2%	2,030	7%
Total Utilities	2,517	80%	124	23%	5,520	82%	356	42%	27,683	92%
Con Edison Development (a)	9	—%	151	27%	54	1%	171	20%	429	1%
Con Edison Energy (a)	191	6%	(12)	(2)%	361	5%	(18)	(2)%	468	2%
Con Edison Solutions (a)	426	14%	41	7%	787	12%	66	8%	338	1%
Other (b)	6	—%	(2)	—%	3	—%	27	3%	1,336	4%
Total continuing operations	3,149	100%	302	55%	6,725	100%	602	71%	30,254	100%
Discontinued operations (c)	N/A	N/A	250	45%	N/A	N/A	252	29%	N/A	N/A
Total Con Edison	$3,149	100%	$552	100%	$6,725	100%	$854	100%	$30,254	100%
(a)

Income from continuing operations of the competitive energy businesses for the three and six months ended June 30, 2008 includes $30 million and $63 million of net after-tax mark-to-market gains (Con Edison Development, $2 million and $18 million, respectively, Con

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Edison Energy $(15) million and $(27) million, respectively and Con Edison Solutions, $43 million and $72 million respectively). Con Edison Development’s income from continuing operations also includes $158 million after-tax from the gain on the sale of generation projects. See Note N to the Second Quarter Financial Statements.

(b)	Represents inter-company and parent company accounting. The six month period ended June 30, 2008 includes $30 million of after-tax net income related to the resolution of the Company’s legal proceeding with Northeast Utilities. See Note H to the Financial Statements in Part I, Item 1 of the First Quarter Form 10-Q.
(c)	Represents the discontinued operations of Con Edison Development’s generation projects, which includes a $248 million after-tax gain on the sale of generation projects for the three and six months ended June 30, 2008, respectively. See Note N to the Second Quarter Financial Statements.

Con Edison’s net income for common stock for the three months ended June 30, 2008 was $552 million or $2.02 a share compared with earnings of $154 million or $0.58 a share for the three months ended June 30, 2007. Net income for common stock for the six months ended June 30, 2008 was $854 million or $3.14 a share compared with earnings of $410 million or $1.57 a share for the six months ended June 30, 2007. See “Results of Operations – Summary,” below.

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

Con Edison anticipates that the Utilities will continue to provide substantially all of its earnings over the next few years. The Utilities’ earnings will depend on various factors including the Utilities’ ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital.

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

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2009, September 30, 2010 and September 30, 2008, respectively. In May 2008, Con Edison of New York filed a request for a new electric rate plan to be effective April 1, 2009. In June 2008, Con Edison of New York entered into a Joint Proposal, which is subject to New York State Public Service Commission (PSC) approval, with the PSC staff and other parties with respect to the rates Con Edison of New York can charge its customers for steam service from October 2008 through September 2010. O&R’s rate plans for its electric and gas service in New York and its subsidiary’s electric service in New Jersey extend through June 30, 2011, October 31, 2009 and March 31, 2010, respectively. Pursuant to the Utilities’ rate plans, charges to customers generally may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The New York rate plans for Con Edison of New York’s gas and steam operations as well as O&R’s electric and gas operations generally require the Utilities to share with customers, earnings in excess of specified rates of return on common equity capital. Under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s electric rate plan, the Utilities’ revenues will generally not be affected by changes in delivery volumes from levels assumed when rates were approved.

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

Competitive Energy Businesses

Con Edison’s competitive energy businesses participate in segments of the electricity industry that are less comprehensively regulated than the Utilities. These segments include the operation of electric generation facilities, trading of electricity and fuel, sales of electricity to wholesale and retail customers and sales of certain energy-related goods and services. At June 30, 2008, Con Edison’s equity investment in its competitive energy businesses was $354 million and their assets amounted to $1.2 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to delivery-service customers of utilities primarily in the Northeast and Mid-Atlantic regions (including some of the Utilities’ customers) and also offers energy-related services. Con Edison Solutions does not sell electricity to the Utilities. The company sold approximately 5.3 million MWHs of electricity to customers over the six-month period ended June 30, 2008.

Consolidated Edison Development, Inc. (Con Edison Development) participates in infrastructure projects. During the second quarter of 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note N to the Second Quarter Financial Statements.

Consolidated Edison Energy, Inc. (Con Edison Energy) procures electric energy and capacity for Con Edison Solutions and fuel for other companies. It sells the electric capacity and energy produced by plants owned, leased or operated by others. The company also provides energy risk management services to Con Edison Solutions, offers these services to others and enters into wholesale supply transactions.

The competitive energy businesses are focusing on increasing their customer base and gross margins. See “Liquidity and Capital Resources – Capital Requirements” and “Capital Resources,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Discontinued Operations

During the second quarter of 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note N to the Second Quarter Financial Statements.

Results of Operations—Summary

Con Edison’s earnings per share for the three months ended June 30, 2008 were $2.02 (basic and diluted) compared with $0.58 (basic and diluted) for the 2007 period. Con Edison’s earnings per share for the six months ended June 30, 2008 were $3.14 ($3.13 on a diluted basis) compared with $1.57 ($1.56 on a diluted basis) for the 2007 period.

Net income for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2008	2007	2008	2007
Con Edison of New York	$121	$139	$340	$375
O&R	3	6	16	26
Competitive energy businesses (a)	180	18	219	23
Other (b)	(2)	(12)	27	(15)
Total continuing operations	302	151	602	409
Discontinued operations (c)	250	3	252	1
CON EDISON	$552	$154	$854	$410
(a)	Income from continuing operations of the competitive energy businesses for the three and six months ended June 30, 2008 includes $30 million and $63 million of net after-tax mark-to-market gains, respectively, (Con Edison Development, $2 million and $18 million, respectively, Con Edison Energy $(15) million and $(27) million, respectively and Con Edison Solutions, $43 million and $72 million, respectively). Income from continuing operations also includes $158 million after-tax from the gain on the sale of Con Edison Development’s generation projects. See Note N to the Second Quarter Financial Statements.
(b)	Other consists of inter-company and parent company accounting. The six month period ended June 30, 2008 includes $30 million of after-tax net income related to the resolution of the Company’s legal proceeding with Northeast Utilities. See Note H to the Financial Statements in Part I, Item 1 of the First Quarter Form 10-Q.
(c)	Represents the discontinued operations of certain of Con Edison Development’s generation projects, which includes a $248 million after-tax gain on the sale of generation projects for the three and six months ended June 30, 2008, respectively. See Note U to the financial statements in Item 8 of the Form 10-K and Note N to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The Companies’ results of operations for the three and six months ended June 30, 2008, compared with the 2007 period, reflect changes in the Utilities’ rate plans (including lower allowed returns on equity and additional revenues designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), milder weather and the results of the competitive energy businesses (including net mark-to-market effects, gain on the sale of generation projects and discontinued operations). Results for the six-month period include an additional reserve related to the Long Island City power outage (see Note B to the Second Quarter Financial Statements) and the resolution of litigation with Northeast Utilities (see Note H to the Financial Statements in Part I, Item1 of the First Quarter Form 10-Q). Operations and maintenance expenses were higher in the three and six months ended June 30, 2008 compared with the 2007 periods reflecting primarily higher costs for pensions and other post-retirement benefits and the movement of company facilities to accommodate municipal projects. Depreciation and property taxes were higher in the three and six months ended June 30, 2008 compared with the 2007 periods reflecting primarily the impact from increased capital expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The following table presents the estimated effect on earnings per share and net income for the three and six months ended June 30, 2008 compared with the 2007 period, resulting from these and other major factors:

	Second Quarter Variation		Six Months Ended Variation
	Earnings per Share Variation	Net Income Variation (Millions of Dollars)	Earnings per Share Variation	Net Income Variation (Millions of Dollars)
Con Edison of New York (a)
Sales growth	$0.01	$4	$0.05	$12
Impact of weather	(0.03)	(7)	(0.05)	(14)
Electric rate plan	0.11	29	0.20	52
Gas rate plan	0.02	4	0.04	13
Steam rate plan	—	—	0.01	3
Operations and maintenance expense	(0.12)	(30)	(0.17)	(45)
Long Island City power outage reserve	—	—	(0.05)	(14)
Depreciation and property taxes	(0.05)	(14)	(0.13)	(34)
Other (includes dilutive effect of new stock issuances)	(0.02)	(4)	(0.08)	(8)
Total Con Edison of New York	(0.08)	(18)	(0.18)	(35)
Orange and Rockland Utilities	(0.01)	(3)	(0.04)	(10)
Competitive energy businesses
Earnings excluding net mark-to-market effects, gain on sale of generation projects and discontinued operations	(0.10)	(27)	(0.12)	(33)
Net mark-to-market effects (b)	0.12	34	0.26	72
Gain on the sale of generation projects	0.57	158	0.57	158
Discontinued operations (c)	0.91	247	0.93	251
Total competitive energy businesses	1.50	412	1.64	448
Northeast Utilities litigation settlement	—	—	0.11	30
Other, including parent company expenses	0.03	7	0.04	11
Total variation	$1.44	$398	$1.57	$444
(a)	Under the revenue decoupling mechanisms in Con Edison of New York’s electric and gas rate plans (effective April 2008 and October 2007, respectively) and the weather-normalization clause applicable to the gas business, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)	These variations reflect after-tax net mark-to-market gains of $30 million or $0.11 a share in the second quarter of 2008, after-tax net mark-to-market losses of $4 million or $(0.01) a share in the second quarter of 2007, and after-tax net mark-to-market gains of $63 million or $0.23 a share in the first six months of 2008 and after-tax net mark-to-market losses of $9 million or $(0.03) a share in the first six months of 2007.
(c)	These variations reflect the discontinued operations of Con Edison Development’s generation projects, which includes a $248 million after-tax gain on the sale of its generation plants for the three and six months ended June 30, 2008.

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

Forward - Looking Statements

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

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2008 and 2007 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2008	2007	Variance	2008	2007	Variance
Operating activities	$1,290	$821	$469	$1,065	$655	$410
Investing activities	294	(933)	1,227	(1,060)	(890)	(170)
Financing activities	(37)	204	(241)	215	248	(33)
Net change	1,547	92	1,455	220	13	207
Balance at beginning of period	210	94	116	121	47	74
Balance at end of period	$1,757	$186	$1,571	$341	$60	$281

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

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. Principal non-cash credits include the revenue requirement impact resulting from the reconciliation pursuant to Con Edison of New York’s 2005 electric rate agreement of the differences between the actual amount of transmission and distribution utility plant, net of depreciation to the amounts reflected in electric rates (Net T&D Revenues), amortizations of certain net regulatory liabilities, and the pre-tax gain on sale of Con Edison Development’s generation projects. Non-cash charges or credits may also be accrued under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s electric rate Joint Proposal. See “Rate Agreements – Con Edison of New York – Electric and O&R – Electric in Note B to the Second Quarter Financial Statements.

Net cash flows from operating activities for the six months ended June 30, 2008 for Con Edison and Con Edison of New York were $469 million and $410 million higher, respectively, than in the 2007 period. The increase reflects primarily higher deferred income taxes and the receipt of cash collateral from counterparties and from exchange brokers due to increasing commodity prices on derivative financial instruments. On the balance sheet, the cash collateral received reduces the fair value of derivative assets and on the statement of cash flows is reported within deferred charges and other regulatory assets.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing issue is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

In July 2008, Con Edison of New York prepaid its annual property taxes in the amount of $915 million. By pre-paying the annual amount as opposed to paying in semi-annual installments, Con Edison of New York received a 1.5% reduction in its New York City property taxes.

Cash Flows From/(Used) In Investing Activities

Net cash flows from investing activities for Con Edison increased $1.2 billion for the six months ended June 30, 2008 compared with the 2007 period. The increase reflects primarily the proceeds from the sale of Con Edison’s generation projects in 2008 offset, in part, by increased utility construction expenditures. Net cash flows used in investing activities for Con Edison of New York was $170 million higher for the six months ended June 30, 2008 than in the 2007 period reflecting primarily increased utility construction expenditures in the 2008 period.

In January 2008, O&R repaid a $55 million loan to Con Edison of New York.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York decreased $241 million and $33 million, respectively, in the six months ended June 30, 2008 compared with the 2007 period.

Cash flows from financing activities for the six months ended June 30, 2008 and 2007 reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2008: 969,901 shares for $19 million, 2007: 2.4 million shares for $93 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $21 million in 2008 and $20 million in 2007.

Con Edison’s net cash flows from financing activities also include O&R’s financings. In 2007, O&R’s New Jersey subsidiary redeemed at maturity $20 million 7.125% First Mortgage Bonds.

In February 2008, Con Edison of New York redeemed at maturity $180 million 6.25% 10-year debentures.

In April 2008, Con Edison of New York issued $600 million 5.85% 10-year debentures and $600 million 6.75% 30-year debentures, the proceeds of which were used to repay short-term borrowings and for other general corporate purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

In June 2008, Con Edison issued $326 million of unsecured notes in exchange for a like amount of secured project debt. See Note C to the Second Quarter Financial Statements.

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at June 30, 2008, compared with December 31, 2007.

(Millions of Dollars)	Con Edison 2008 vs. 2007 Variance	Con Edison of New York 2008 vs. 2007 Variance
Assets
Fair value of derivative assets	287	62
Deferred derivative losses	(43)	(43)
Accounts receivable from affiliated companies	—	86
Other receivables, less allowance for uncollectible accounts	137	31

Liabilities
Deferred derivative gains	362	258
Fair value of derivative liabilities	197	27
Accrued taxes	257	12

Fair Value of Derivative Assets/Liabilities and Deferred Derivative Gains/Losses

Fair value of derivative assets increased $287 million and $62 million for Con Edison and Con Edison of New York, respectively, at June 30, 2008 compared with December 31, 2007. In addition, fair value of derivative liabilities increased $197 million and $27 million for Con Edison and Con Edison of New York, respectively at June 30, 2008 compared with December 31, 2007. The changes are due primarily to the impact of increasing electric and gas commodity prices on the hedging portfolios of the Utilities and competitive energy businesses and the timing of entering into new positions, offset in part by the maturity of certain contract positions and cash collateral received.

Deferred derivative gains increased $362 million and $258 million for Con Edison and Con Edison of New York, respectively, at June 30, 2008 compared with December 31, 2007. In addition, deferred derivative losses decreased $43 million for Con Edison and Con Edison of New York at June 30, 2008 compared with December 31, 2007. The changes are due primarily to the impact of increasing electric and gas commodity prices on the hedging portfolios of the Utilities and the timing of entering into new positions, offset in part, by the maturity of certain contract positions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

For the Utilities, mark-to-market activity had no effect on net income as the amounts were deferred as regulatory assets/liabilities (deferred derivative losses/gains). In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, including gains and losses on derivative instruments used to hedge energy purchases. The mark-to-market accounting for Con Edison’s competitive energy businesses resulted in a net increase in the fair value of derivative assets and liabilities. The competitive energy businesses record mark-to-market gains and losses on derivative instruments in earnings in the reporting period in which such changes occur. See Note K to the Second Quarter Financial Statements. For the Companies, changes in fair value of derivative instruments may lead to collateral payments made to or received from counterparties or brokers that are reflected in the fair value of derivative assets and liabilities.

Accounts Receivable from Affiliated Companies

The increase in accounts receivable from affiliated companies reflects primarily the timing of payments to Con Edison of New York from O&R for its gas supply purchases.

Other Receivables, Less Allowance for Uncollectible Accounts

Other Receivables, Less Allowance for Uncollectible Accounts for Con Edison increased $137 million at June 30, 2008 compared with December 31, 2007, reflecting primarily higher bills to wholesale customers of the competitive energy businesses and receivables associated with closed positions on financial derivative contracts at Con Edison Energy.

Accrued Taxes

The increase in accrued taxes reflects primarily taxes accrued for the gain on the sale of Con Edison Development’s generation projects.

Capital Resources

At June 30, 2008, there was no material change in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K except Con Edison no longer intends to issue common stock in 2008 above and beyond amounts issued under its dividend reinvestment and employee stock plans. See Notes C and D to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months ended June 30, 2008, the 12 months ended December 31, 2007 and the six months ended June 30, 2007 was:

	Earnings to Fixed Charges (Times)
	For the Six Months Ended June 30, 2008		For the Twelve Months Ended December 31, 2007	For the Six Months Ended June 30, 2007
Con Edison	4.5	*	3.4	3.2
Con Edison of New York	3.0		3.6	3.4
*	Includes the gain of the sale of Con Edison Development’s generation projects that was included within continuing operations.

For each of the Companies, the common equity ratio at June 30, 2008 and December 31, 2007 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2008	December 31, 2007
Con Edison	51.8	53.7
Con Edison of New York	49.6	52.3

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

Con Edison of New York has $636 million of tax-exempt debt for which the interest rates are determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by XL Capital Assurance Inc. Credit rating agencies have downgraded the ratings of these insurers from AAA to lower levels. The weighted average annual interest rate on this tax-exempt debt was 3.90 percent for the six months ended June 30, 2008. The weighted average interest rate was 3.77 percent, 3.45 percent and 2.44 percent for the years 2007, 2006 and 2005, respectively.

O&R has $99 million of tax-exempt debt that currently bears interest at rates determined weekly and is subject to tender by bondholders for purchase by the company. Of this amount, $55 million is

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

insured by Financial Guaranty Insurance Company and $44 million is insured by Ambac Assurance Corporation (see Note C to the Second Quarter Financial Statements). Downgrades in the credit ratings of these insurers have resulted in interest rates on this O&R debt that are significantly higher than the interest rates borne by Con Edison of New York’s $225 million of uninsured weekly rate tender bonds. For the six months ended June 30, 2008, the weighted average annual interest rate on the O&R insured weekly rate tender bonds, excluding the effects of an interest rate swap agreement (see “ Interest Rate Swaps” in Note K to the Second Quarter Financial Statements), was 5.84 percent and the rate on the Con Edison of New York weekly rate tender bonds was 2.11 percent. O&R is evaluating alternatives with respect to its tax-exempt debt, which could include redemption of the debt and termination of the interest rate swap agreement.

Capital Requirements

At June 30, 2008, there was no material change in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K and Part I, Item 2 of the First Quarter Form 10-Q.

Contractual Obligations

At June 30, 2008, there were no material changes in the Companies’ aggregate obligation to make payments pursuant to contracts compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K, except for the April 2008 issuance of $600 million 5.85% 10-year debentures and $600 million 6.75% 30-year debentures. See “Liquidity and Capital Resources – Cash Flows from Financing Activities” above.

Electric Power Requirements

At June 30, 2008, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K.

Regulatory Matters

At June 30, 2008, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K and Part I, Item 2 of the First Quarter Form 10-Q, “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and in Part I, Item 1 of the First Quarter Form 10-Q, other than as described in Note B to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The following table summarizes certain significant provisions of the new Con Edison of New York Steam Rate Joint Proposal.

Effective Period	Rate Increases		Amortization To Income of Net Regulatory (Assets) and Liabilities	Other Significant Revenue Sources	Authorized Return on Equity (ROE )	ROE Sharing Threshold Terms (Shareholders/ Customers)
	(millions of dollars, except percentages)
Con Edison of New York – Steam*
October 2008 – September 2010	Yr1 $	53.0	Yr1 $ 10.2
		Yr2 24.7	Yr2 10.2			10.1%
					9.3%	50/50
*	Subject to PSC approval. The parties to the Joint Proposal have recommended that the PSC phase in the annual rate increases above on a levelized basis in order to minimize the bill impact to customers in the first year. The phased in increases would be $43.7 million effective on October 1, 2008 and 2009.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At June 30, 2008, there were no material changes in the Companies’ financial and commodity market risks compared to those discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described below and in Note K to the Second Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures. See Note K to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2008, a 10 percent decline in market prices would result in a decline in fair value of $150 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $99 million is for Con Edison of New York and $51 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Items 8 of the Form 10-K.

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

The Utilities had $344 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves of $201 million, at June 30, 2008, of which $276 million was with investment-grade counterparties and $68 million was with commodity exchange brokers.

Con Edison’s competitive energy businesses had $266 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves of $249 million, at June 30, 2008, of which $231 million was with investment grade counterparties and $32 million was with commodity exchange brokers or independent system operators, and $3 million was with non-investment grade counterparties.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies – Accounting for Contingencies,” in Item 7 of the Form 10-K and Notes B, G and H to the Second Quarter Financial Statements.

Results of Operations

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies” in Item 7 of the Form 10-K), rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters” in Item 7 of the Form 10-K).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The Companies’ results of operations for the three and six months ended June 30, 2008, compared with the 2007 period, reflect changes in the Utilities’ rate plans (including lower allowed returns on equity and additional revenues designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), milder weather and the results of the competitive energy businesses (including net mark-to-market effects, gain on the sale of generation projects and discontinued operations). Results for the six-month period include an additional reserve related to the Long Island City power outage (see Note B to the Second Quarter Financial Statements) and the resolution of litigation with Northeast Utilities (see Note H to the Financial Statements in Part I, Item1 of the First Quarter Form 10-Q). Operations and maintenance expenses were higher in the three and six months ended June 30, 2008 compared with the 2007 periods reflecting primarily higher costs for pensions and other post-retirement benefits and the movement of company facilities to accommodate municipal projects. Depreciation and property taxes were higher in the three and six months ended June 30, 2008 compared with the 2007 periods reflecting primarily the impact from increased capital expenditures. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

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

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three months ended June 30, 2008 and 2007 follows. For additional business segment financial information, see Note J to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2008 compared with 2007 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$192	6.5%	$58	2.6%	$13	6.2%	$121	23.7%
Purchased power	108	8.6	(9)	(1.3)	12	12.4	105	23.6
Fuel	(12)	(8.8)	1	0.8	N/A	N/A	(13)	Large
Gas purchased for resale	(7)	(2.8)	(1)	(0.5)	(3)	(10.7)	(3)	(50.0)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	103	7.8	67	5.7	4	4.7	32	66.7
Other operations and maintenance	75	15.1	57	13.2	12	26.7	6	28.6
Depreciation and amortization	22	13.8	24	16.3	—	—	(2)	(66.7)
Taxes, other than income taxes	11	3.5	10	3.3	—	—	1	33.3
Income taxes	127	Large	(20)	(32.8)	(2)	(66.7)	149	Large
Gain of sale of generation projects***	295	—	—	—	—	—	295	—
Operating income	163	61.0	(4)	(1.7)	(6)	(37.5)	173	Large
Other income less deductions and related federal income tax	(12)	Large	(9)	(75.0)	—	—	(3)	0.0
Net interest expense	—	—	5	4.5	(3)	(30.0)	(2)	(33.3)
Income from continuing operations	151	Large	(18)	(12.9)	(3)	(50.0)	172	Large
Gain on sale of generation projects, net of tax***	248	—	—	—	—	—	248	—
Income from discontinued operations, net of tax***	(1)	(33.3)	N/A	N/A	N/A	N/A	(1)	(33.3)
Net income	$398	Large	$(18)	(12.9)%	$(3)	(50.0)%	$419	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.
***	See Note N to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the three months ended June 30, 2008 compared with the 2007 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2008	June 30, 2007	Variation	Percent Variation	June 30, 2008	June 30, 2007	Variation	Percent Variation
Residential/Religious	2,528	2,672	(144)	(5.4)%	$608	$607	$1	0.1%
Commercial/Industrial	2,921	3,023	(102)	(3.4)	605	598	7	1.1
Retail access customers	5,146	5,015	131	2.6	353	286	67	23.4
NYPA, Municipal Agency and other sales	2,695	2,662	33	1.2	96	76	20	26.3
Other operating revenues	—	—	—	—	116	164	(48)	(29.3)
Total	13,290	13,372	(82)	(0.6)%	$1,778	$1,731	$47	2.7%

Con Edison of New York’s electric operating revenues increased $47 million in the three months ended June 30, 2008 compared with the 2007 period due primarily to the electric rate plans ($39 million), an increase in transmission congestion contract auction proceeds ($34 million), offset, in part, by lower fuel and purchased power recoveries ($15 million and $5 million, respectively) and the impact of the milder weather in the 2008 period than in the 2007 period ($7 million). Effective April 2008, Con Edison of New York’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the Second Quarter Financial Statements.

Electric delivery volumes in Con Edison of New York’s service area decreased 0.6 percent in the three months ended June 30, 2008 compared with the 2007 period due primarily to the mild spring in the second quarter of 2008. After adjusting for variations, principally weather and billing days, electric delivery volumes in Con Edison of New York’s service area increased 0.7 percent in the three months ended June 30, 2008 compared with the 2007 period.

Con Edison of New York’s electric fuel costs decreased $15 million in the three months ended June 30, 2008 compared with the 2007 period due primarily to lower sendout volumes from the company’s generating facilities ($12 million) and a decrease in unit costs ($3 million). Electric purchased power costs decreased $6 million in the three months ended June 30, 2008 compared with the 2007 period due to a decrease in purchased volumes ($5 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric operating income increased $12 million in the three months ended June 30, 2008 compared with the 2007 period. The increase reflects higher net revenues ($66 million) and lower income taxes ($13 million) partially offset by higher operations and maintenance costs ($39 million, due primarily to increased pension expenses), depreciation ($22 million) and taxes other than income taxes ($7 million due primarily to increases in sales and use tax, state and local taxes on revenues and payroll taxes).

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended June 30, 2008 compared with the 2007 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2008	June 30, 2007	Variation	Percent Variation	June 30, 2008	June 30, 2007	Variation	Percent Variation
Residential	7,799	8,558	(759)	(8.8)%	$171	$176	$(5)	(2.8)%
General	5,932	6,836	(904)	(13.2)	100	112	(12)	(10.7)
Firm transportation	8,957	8,383	574	6.8	40	35	5	14.3
Total firm sales and transportation	22,688	23,777	(1,089)	(4.6)	311	323	(12)	(3.7)
Interruptible sales	2,825	3,455	(630)	(18.2)	33	26	7	26.9
NYPA	10,028	11,581	(1,553)	(13.4)	1	1	—	—
Generation plants	19,615	20,645	(1,030)	(5.0)	16	12	4	33.3
Other	5,009	3,771	1,238	32.8	7	6	1	16.7
Other operating revenues	—	—	—	—	15	9	6	66.7
Total	60,165	63,229	(3,064)	(4.8)%	$383	$377	$6	1.6%

Con Edison of New York’s gas operating revenues increased $6 million in the three months ended June 30, 2008 compared with the 2007 period due primarily to the gas rate plan ($7 million) and sales growth ($2 million) offset, in part, by lower recoverable purchased gas costs ($2 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause and, effective October 2007, a revenue decoupling mechanism as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with these and other provisions of the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K and to the Second Quarter Financial Statements.

Con Edison of New York’s sales and transportation volumes for firm customers decreased 4.6 percent in the three months ended June 30, 2008 compared with the 2007 period due primarily to the impact

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

of weather. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area decreased 0.8 percent in the three months ended June 30, 2008.

Con Edison of New York’s purchased gas costs decreased $1 million in the three months ended June 30, 2008 compared with the 2007 period due to lower sendout volumes ($18 million), offset by higher unit costs ($17 million).

Con Edison of New York’s gas operating income decreased $12 million in the three months ended June 30, 2008 compared with the 2007 period. The decrease reflects primarily higher operations and maintenance expense ($15 million due to increased pension expenses) and taxes other than income taxes ($6 million, principally property taxes), offset by higher net revenues ($8 million).

Steam

Con Edison of New York’s steam sales and deliveries in the three months ended June 30, 2008 compared with the 2007 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2008	June 30, 2007	Variation	Percent Variation	June 30, 2008	June 30, 2007	Variation	Percent Variation
General	57	84	(27)	(32.1)%	$3	$4	$(1)	(25.0)%
Apartment house	1,178	1,450	(272)	(18.8)	34	35	(1)	(2.9)
Annual power	3,256	3,391	(270)	(8.0)	87	79	8	10.1
Other operating revenues	—	—	—	—	9	10	(1)	(10.0)
Total	4,491	4,925	(434)	(8.8)%	$133	$128	$5	3.9%

Con Edison of New York’s steam operating revenues increased $5 million in the three months ended June 30, 2008 compared with the 2007 period due primarily to the steam rate plan ($4 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the Second Quarter Financial Statements.

Steam sales and delivery volumes decreased 8.8 percent in the three months ended June 30, 2008 compared with the 2007 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 2.2 percent in the three months ended June 30, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s steam fuel costs increased $16 million in the three months ended June 30, 2008 compared with the 2007 period due primarily to higher unit costs ($19 million) offset, in part, by lower sendout volumes ($3 million). Steam purchased power decreased $3 million in the three months ended June 30, 2008 compared with the 2007 period due primarily to lower purchased power volumes ($14 million) offset, in part, by higher unit costs ($11 million).

Steam operating income decreased $4 million in the three months ended June 30, 2008 compared with the 2007 period. The decrease reflects primarily lower net revenues ($14 million), offset, in part, by lower income tax ($5 million) and lower taxes, other than income taxes ($3 million).

Taxes, Other Than Income Tax

Taxes, other than income tax increased $10 million in the three months ended June 30, 2008 compared with the 2007 period due primarily to increased sales and use tax, state and local taxes on revenues and payroll taxes.

Income Taxes

Operating income taxes decreased $20 million in the three months ended June 30, 2008 compared with the 2007 period due primarily to lower operating income.

Other Income (Deductions)

Other income (deductions) decreased $9 million in the three months ended June 30, 2008 compared with the 2007 period due primarily to lower interest on the World Trade Center deferral ($2 million), lower interest on Con Edison of New York’s hedging programs ($1 million) and lower income from the Company’s supplemental retirement program trust ($1 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the three months ended June 30, 2008 compared with the 2007 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2008	June 30, 2007	Variation	Percent Variation	June 30, 2008	June 30, 2007	Variation	Percent Variation
Residential/Religious	441	443	(2)	(0.5)%	$76	$71	$5	7.0%
Commercial/Industrial	535	561	(26)	(4.6)	79	74	5	6.8
Retail access customers	471	402	69	17.2	20	17	3	17.6
Public authorities	28	26	2	7.7	4	3	1	33.3
Other operating revenues	—	—	—	—	1	—	1	Large
Total	1,475	1,432	43	3.0%	$180	$165	$15	9.7%

O&R’s electric operating revenues increased $15 million in the three months ended June 30, 2008 compared with the 2007 period due primarily to increased recoverable purchased power costs ($12 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the Second Quarter Financial Statements.

Electric delivery volumes in O&R’s service area increased 3.0 percent in the three months ended June 30, 2008 compared with the 2007 period. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area decreased 1.1 percent in the three months ended June 30, 2008 compared with the 2007 period.

Electric operating income decreased by $5 million in the three months ended June 30, 2008 compared with the 2007 period. The decrease reflects higher operations and maintenance expense ($11 million) including the amortization of deferred pension and other post retirement benefit costs in accordance with the 2007 electric rate order, offset, in part, by higher net revenues ($4 million) and lower income taxes ($2 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the three months ended June 30, 2008 compared with the 2007 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2008	June 30, 2007	Variation	Percent Variation	June 30, 2008	June 30, 2007	Variation	Percent Variation
Residential	1,052	1,249	(197)	(15.8)%	$21	$24	$(3)	(12.5)%
General	240	304	(64)	(21.1)	4	5	(1)	(20.0)
Firm transportation	1,522	1,544	(22)	(1.4)	8	6	2	33.3
Total firm sales and transportation	2,814	3,097	(283)	(9.1)	33	35	(2)	(5.7)
Interruptible sales	1,237	1,408	(171)	(12.1)	6	6	—	—
Generation plants	517	864	(347)	(40.2)	1	1	—	—
Other	133	155	(22)	(14.2)	—	—	—	—
Other gas revenues	—	—	—	—	3	3	—	—
Total	4,701	5,524	(823)	(14.9)%	$43	$45	$(2)	(4.4)%

O&R’s gas operating revenues decreased $2 million in the three months ended June 30, 2008 compared with the 2007 period due primarily to lower costs of gas purchased for resale in the three months ended June 30, 2008 ($3 million).

Sales and transportation volumes for firm customers decreased 9.1 percent in the three months ended June 30, 2008 compared with the 2007 period reflecting the impact of the weather in 2008. After adjusting for weather and other variations, total firm sales and transportation volumes were 0.5 percent higher in the three months ended June 30, 2008 compared with the 2007 period. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Non-firm transportation of customer-owned gas to electric generating plants decreased in the three months ended June 30, 2008 compared with the 2007 period because certain facilities discontinued burning gas to generate electricity. The decrease in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income decreased by $1 million in the three months ended June 30, 2008 compared with the 2007 period. The decrease reflects lower net revenues ($1 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Operating Income Taxes

Operating income taxes for the three months ended June 30, 2008 decreased $2 million compared to the 2007 period due primarily to lower operating income.

Competitive Energy Businesses

The competitive energy businesses’ earnings from continuing operations increased $165 million in the three months ended June 30, 2008 compared with the 2007 period due primarily to the $158 million gain on the sale of Con Edison Development’s generation projects and mark-to-market gains in the 2008 period versus mark-to-market losses in the 2007 period.

Operating revenues increased $125 million in the three months ended June 30, 2008 compared with the 2007 period, due primarily to higher electric wholesale and retail revenues and mark-to-market. Electric wholesale revenues increased $55 million, of which $52 million was due to higher sales volume and $3 million due to higher unit prices. Electric retail revenues increased $9 million, of which $59 million was due to higher unit prices, offset by a $50 million decrease due to lower sales volumes. While electric retail revenues increased more than 3 percent from 2007 to 2008, gross margins decreased due to lower sales volumes and lower unit margins. Revenue from the sale of electricity from the competitive energy businesses’ generation facilities decreased $10 million. Net mark-to-market gains increased $57 million due primarily to higher prices on electric and natural gas contracts, which were economic hedges that supported retail obligations (but were not accounted for as cash flow hedges). Other revenues increased $10 million in 2008 as compared with 2007 due primarily to energy services revenue.

Operating expenses including income taxes increased $247 million in the three months ended June 30, 2008 compared with the 2007 period, reflecting increased purchased power costs ($108 million), income taxes ($149 million), and other operations and maintenance costs ($6 million) offset, in part, by, lower fuel costs ($13 million), lower gas purchased for resale costs ($2 million) and lower depreciation expense ($3 million).

Other income (deductions) decreased $10 million in the three months ended June 30, 2008 compared with the 2007 period due primarily to an impairment charge on investments in electric generating plants ($7 million).

Income from continuing operations reflects a pre-tax gain of $295 million from the sale of Con Edison Development’s generating plants and associated income taxes of $137 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Discontinued Operations

Net income from discontinued operations was $2 million in the three months ended June 30, 2008 compared with income of $3 million in the 2007 period. Net income from discontinued operations on the sale of Con Edison’s generation projects was $248 million, net of $160 million of income tax expense.

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2008 compared with 2007 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$412	6.5%	$125	2.5%	$19	4.1%	$268	28.6%
Purchased power	281	11.8	56	4.1	24	13.3	201	24.4
Fuel	(30)	(8.5)	(13)	(3.9)	N/A	N/A	(17)	(85.0)
Gas purchased for resale	(24)	(3.1)	(8)	(1.2)	(9)	(9.1)	(7)	(46.7)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	185	6.6	90	3.5	4	2.1	91	Large
Other operations and maintenance	120	12.1	87	10.1	20	22.0	13	38.2
Depreciation and amortization	29	9.1	33	11.3	2	11.1	(6)	(75.0)
Taxes, other than income taxes	32	5.0	30	4.9	1	4.8	1	11.1
Income taxes	122	53.3	(43)	(21.8)	(7)	(43.8)	172	Large
Gain of sale of generation projects***	295	—	—	—	—	—	295	—
Operating income	177	27.6	(17)	(2.9)	(12)	(28.6)	206	Large
Other income less deductions and related federal income tax	12	48.0	(14)	(66.7)	1	—	25	16.0
Net interest expense	(4)	(1.6)	4	1.8	(2)	(11.8)	(6)	Large
Income from continuing operations	193	47.2	(35)	(9.3)	(9)	(36.0)	237	Large
Gain on sale of generation projects, net of tax***	248	—	—	—	—	—	248	—
Income from discontinued operations, net of tax***	3	Large	N/A	N/A	N/A	N/A	3	Large
Net income	$444	Large	$(35)	(9.3)%	$(9)	(36.0)%	$488	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.
***	See Note N to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2008 compared with the 2007 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2008	June 30, 2007	Variation	Percent Variation	June 30, 2008	June 30, 2007	Variation	Percent Variation
Residential/Religious	5,291	5,549	(258)	(4.6)%	$1,237	$1,188	$49	4.1%
Commercial/Industrial	5,985	6,139	(154)	(2.5)	1,213	1,145	68	5.9
Retail access customers	10,354	10,047	307	3.1	601	565	36	6.4
NYPA, Municipal Agency and other sales	5,731	5,586	145	2.6	174	145	29	20.0
Other operating revenues	—	—	—		267	331	(64)	(19.3)
Total	27,361	27,321	40	0.1%	$3,492	$3,374	$118	3.5%

Con Edison of New York’s electric operating revenues increased $118 million in the six months ended June 30, 2008 compared with the 2007 period due primarily to an increase in recoverable purchased power costs ($54 million), the electric rate plans ($48 million) and an increase in transmission congestion contract auction proceeds ($34 million), offset, in part, by lower recoverable fuel costs ($20 million). Effective April 2008, Con Edison of New York’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the Second Quarter Financial Statements.

Electric delivery volumes in Con Edison of New York’s service area increased 0.1 percent in the six months ended June 30, 2008 compared with the 2007 period due primarily to sales growth. After adjusting for variations, principally weather and billing days, electric delivery volumes in Con Edison of New York’s service area increased 0.6 percent in the six months ended June 30, 2008 compared with the 2007 period.

Con Edison of New York’s electric purchased power costs increased $54 million in the first six months of 2008 compared with the 2007 period due primarily to an increase in unit costs ($51 million) and higher purchased volumes ($3 million). Electric fuel costs decreased $20 million in the first six months of 2008 compared with the 2007 period reflecting lower sendout volumes from the company’s generating facilities ($20 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric operating income increased $1 million in the six months ended June 30, 2008 compared with the 2007 period. The increase reflects higher net revenues ($83 million) and lower income taxes ($31 million), offset, in part, by higher operations and maintenance costs ($62 million, due primarily to a reserve associated with the Long Island City power outage and increased pension expenses), higher depreciation ($30 million) and taxes other than income taxes ($21 million, principally property taxes).

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the six months ended June 30, 2008 compared with the 2007 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2008	June 30, 2007	Variation	Percent Variation	June 30, 2008	June 30, 2007	Variation	Percent Variation
Residential	27,024	29,298	(2,274)	(7.8)%	$527	$554	$(27)	(4.9)%
General	18,047	20,030	(1,983)	(9.9)	290	322	(32)	(9.9)
Firm transportation	26,884	23,726	3,158	13.3	120	98	22	22.4
Total firm sales and transportation	71,955	73,054	(1,099)	(1.5)	937	974	(37)	(3.8)
Interruptible sales	7,667	6,845	822	12.0	97	62	35	56.5
NYPA	20,023	19,731	292	1.5	2	2	—	—
Generation plants	30,362	32,504	(2,142)	(6.6)	31	24	7	29.2
Other	11,670	7,585	4,085	53.9	16	14	2	14.3
Other operating revenues	—	—	—	—	41	37	4	10.8
Total	141,677	139,719	1,958	1.4%	$1,124	$1,113	$11	1.0%

Con Edison of New York’s gas operating revenues increased $11 million in the six months ended June 30, 2008 compared with the 2007 period due primarily to the gas rate plans ($20 million) offset, in part, by lower recoverable purchased gas costs ($8 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause and, effective October 2007, a revenue decoupling mechanism as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with these and other provisions of the company’s rate plans. See Note B to the Second Quarter Financial Statements.

Con Edison of New York’s sales and transportation volumes for firm customers decreased 1.5 percent in the first six months ended June 30, 2008 compared with the 2007 period due primarily to the impact

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

of weather. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 1.8 percent in the first six months ended June 30, 2008.

Con Edison of New York’s purchased gas costs decreased $8 million in the six months ended June 30, 2008 compared with the 2007 period due to lower sendout volumes ($93 million), offset by higher unit costs ($85 million).

Con Edison of New York’s gas operating income decreased $10 million in the six months ended June 30, 2008 compared with the 2007 period. The decrease reflects primarily higher operations and maintenance expense ($19 million, due primarily to increased pension expenses) and taxes other than income taxes ($10 million, principally property taxes), offset, in part, by higher net revenues ($20 million).

Steam

Con Edison of New York’s steam sales and deliveries in the six months ended June 30, 2008 compared with the 2007 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2008	June 30, 2007	Variation	Percent Variation	June 30, 2008	June 30, 2007	Variation	Percent Variation
General	364	433	(69)	(15.9)%	$14	$16	$(2)	(12.5)%
Apartment house	4,037	4,588	(551)	(12.0)	117	122	(5)	(4.1)
Annual power	8,917	9,590	(808)	(8.4)	266	268	(2)	(0.7)
Other operating revenues	—	—	—	—	21	16	5	31.3
Total	13,318	14,611	(1,293)	(8.8)%	$418	$422	$(4)	(0.9)%

Con Edison of New York’s steam operating revenues decreased $4 million in the six months ended June 30, 2008 compared with the 2007 period due primarily to the milder weather in the first six months of 2008 ($11 million), offset, in part, by higher recoverable fuel and purchased power costs ($9 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the Second Quarter Financial Statements.

Steam sales and delivery volumes decreased 8.8 percent in the six months ended June 30, 2008 compared with the 2007 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.6 percent in the first six months of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s steam fuel costs increased $7 million in the six months ended June 30, 2008 compared with the 2007 period due primarily to higher unit costs ($21 million) offset by lower sendout volumes ($14 million). Steam purchased power costs increased $2 million in the six months ended June 30, 2008 compared with the 2007 period due primarily to higher unit costs ($14 million) offset by lower purchased volumes ($12 million).

Steam operating income decreased $10 million in the six months ended June 30, 2008 compared with the 2007 period. The decrease reflects primarily lower net revenues ($19 million), higher operations and maintenance expense ($4 million, due primarily to increased pension expenses) and depreciation ($1 million), offset in part by lower income tax ($10 million).

Taxes, Other Than Income Tax

Taxes, other than income tax increased $30 million in the six months ended June 30, 2008 compared with the 2007 period due primarily to higher property taxes.

Income Taxes

Operating income taxes decreased $43 million in the six months ended June 30, 2008 compared with the 2007 period due primarily to lower operating income.

Other Income (Deductions)

Other income (deductions) decreased $14 million in the six months ended June 30, 2008 compared with the 2007 period due primarily to lower interest on the World Trade Center deferral ($4 million) and lower income from the Company’s supplemental retirement program trust ($3 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the six months ended June 30, 2008 compared with the 2007 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2008	June 30, 2007	Variation	Percent Variation	June 30, 2008	June 30, 2007	Variation	Percent Variation
Residential/Religious	876	882	(6)	(0.7)%	$146	$132	$14	10.6%
Commercial/Industrial	1,026	1,093	(67)	(6.1)	146	136	10	7.4
Retail access customers	892	779	113	14.5	36	32	4	12.5
Public authorities	56	55	1	1.8	8	7	1	14.3
Other operating revenues	—	—	—	—	2	2	—	—
Total	2,850	2,809	41	1.5%	$338	$309	$29	9.4%

O&R’s electric operating revenues increased $29 million in the six months ended June 30, 2008 compared with the 2007 period due primarily to increased recoverable purchased power costs ($24 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the Second Quarter Financial Statements.

Electric delivery volumes in O&R’s service area increased 1.5 percent in the six months ended June 30, 2008 compared with the 2007 period. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area remained unchanged in the first six months of 2008 compared with the 2007 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Electric operating income decreased by $10 million in the six months ended June 30, 2008 compared with the 2007 period. The decrease reflects higher operations and maintenance expense ($19 million) including the amortization of deferred pension and other post retirement benefit costs in accordance with the 2007 electric rate order, offset in part by lower income taxes ($5 million) and higher net revenues ($5 million).

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the six months ended June 30, 2008 compared with the 2007 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30 2008	June 30, 2007	Variation	Percent Variation	June 30, 2008	June 30, 2007	Variation	Percent Variation
Residential	4,902	5,494	(592)	(10.8)%	$82	$93	$(11)	(11.8)%
General	1,127	1,301	(174)	(13.4)	18	21	(3)	(14.3)
Firm transportation	6,139	6,188	(49)	(0.8)	26	22	4	18.2
Total firm sales and transportation	12,168	12,983	(815)	(6.3)	126	136	(10)	(7.4)
Interruptible sales	2,890	3,163	(273)	(8.6)	14	12	2	16.7
Generation plants	613	1,162	(549)	(47.2)	2	1	1	Large
Other	632	644	(12)	(1.9)	—	—	—	—
Other gas revenues	—	—	—	—	6	9	(3)	(33.3)
Total	16,303	17,952	(1,649)	(9.2)%	$148	$158	$(10)	(6.3)%

O&R’s gas operating revenues decreased $10 million in the six months ended June 30, 2008 compared with the 2007 period due primarily to lower costs of gas purchased for resale in the first six months of 2008 ($9 million).

Sales and transportation volumes for firm customers decreased 6.3 percent in the six months ended June 30, 2008 compared with the 2007 period reflecting the impact of the weather in 2008. After adjusting for weather and other variations, total firm sales and transportation volumes were 0.6 percent higher in the six months ended June 30, 2008 compared with the 2007 period. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Non-firm transportation of customer-owned gas to electric generating plants decreased in the six months ended June 30, 2008 compared with the 2007 period because certain facilities discontinued

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

burning gas to generate electricity. The decrease in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income decreased by $2 million in the six months ended June 30, 2008 compared with the 2007 period. The decrease reflects higher operations and maintenance expenses ($2 million) and lower net revenues ($1 million, offset in part by lower income taxes ($1 million)).

Operating Income Taxes

Operating income taxes for the six months ended June 30, 2008 decreased $7 million compared to the 2007 period due primarily to lower operating income.

Competitive Energy Businesses

The competitive energy businesses’ earnings from continuing operations increased $197 million in the six months ended June 30, 2008 compared with the 2007 period due primarily to a $158 million gain on the sale of Con Edison Development’s generation projects and mark-to-market gains in the 2008 period versus mark-to-market losses in the 2007 period.

Operating revenues increased $270 million in the six months ended June 30, 2008 compared with the 2007 period, due primarily to higher electric wholesale and retail revenues and mark-to-market. Electric wholesale revenues increased $115 million, of which $103 million was due to higher sales volume and $12 million due to higher unit prices. Electric retail revenues increased $33 million, of which $74 million increase was due to higher unit prices, offset by a $41 million decrease due to lower sales volumes. While electric retail revenues increased more than 5 percent from 2007 to 2008, gross margins decreased due to lower sales volumes and lower unit margins. Revenue from the sale of electricity from the competitive energy businesses’ generation facilities decreased $8 million. Net mark-to-market gains increased $121 million due primarily to higher prices on electric and natural gas contracts, which were economic hedges that supported retail obligations (but were not accounted for as cash flow hedges). Other revenues increased $9 million in 2008 as compared with 2007 due primarily to energy services.

Operating expenses including income taxes increased $360 million in the six months ended June 30, 2008 compared with the 2007 period, reflecting increased purchased power costs ($204 million), higher income taxes ($172 million) and other operations and maintenance costs ($12 million) offset, in part, by lower fuel costs ($17 million), lower gas purchased for resale costs ($6 million), and lower depreciation expense ($5 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Other income (deductions) decreased $9 million in the six months ended June 30, 2008 compared with the 2007 period due primarily to an impairment charge on investments in electric generating plants ($7 million).

Income from continuing operations reflects a pre-tax gain of $295 million and income taxes of $137 million related to the sale of Con Edison Development’s generating plants.

Discontinued Operations

Net income from discontinued operations was $4 million in the six months ended June 30, 2008 compared with a $1 million gain in the 2007 period. Net income from discontinued operations on the sale of Con Edison’s generation projects was $248 million, net of $160 million of income tax expense.

Other

For Con Edison, “Other” also includes the receipt of $30 million after-tax for a litigation settlement with Northeast Utilities in the six months ended June 30, 2008 and inter-company eliminations relating to operating revenues and operating expenses.

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

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

CON EDISON

Northeast Utilities

For information about the settlement of legal proceedings relating to Con Edison’s October 1999 agreement to acquire Northeast Utilities, see “Northeast Utilities” in Part II, Item 1 of the First Quarter Form 10-Q (which information is incorporated herein by reference).

CON EDISON OF NEW YORK

Power Outage Proceedings

For information about proceedings relating to power outages in 2006, including the Queens outage Joint Proposal, which was approved by the PSC in July 2008, see “Power Outage Proceedings” in Note B to the financial statements included in Part I, Item 1 of this report and the First Quarter Form 10-Q (which is incorporated herein by reference).

Manhattan Steam Main Rupture

For information about proceedings relating to the July 2007 rupture of a steam main located in midtown Manhattan, see “Manhattan Steam Main Rupture” in Note H to the financial statements included in Part I, Item 1 of this report (which information is incorporated herein by reference.)

ITEM 1A    RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Companies’ Form 10-K.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Con Edison

(a)	At the Annual Meeting of Stockholders of Con Edison on May 19, 2008, the stockholders of Con Edison voted to elect members of the Board of Directors, to ratify and approve the appointment of Con Edison’s independent accountants, to approve the performance goals under the company’s long-term incentive plan and not to adopt a stockholder’s proposal. 223,848,317 shares of Common Stock of Con Edison, representing approximately 82 percent of the 272,615,036 shares of Common Stock outstanding and entitled to vote, were present at the meeting or by proxy.

(b)	The name of each nominee for election as a member of Con Edison’s Board of Directors and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

	Votes For	Votes Withheld
Kevin Burke	215,773,665	8,074,652
Vincent A. Calarco	216,284,022	7,564,295
George Campbell, Jr.	209,533,471	14,314,846
Gordon J. Davis	213,817,275	10,031,042
Michael J. Del Giudice	215,609,194	8,239,123
Ellen V. Futter	213,824,520	10,023,797
Sally Hernandez	215,836,314	8,012,003
John F. Killian	216,461,248	7,387,069
Peter W. Likins	215,801,062	8,047,255
Eugene R. McGrath	215,954,709	7,893,608
Michael W. Ranger	216,461,924	7,386,393
L. Frederick Sutherland	216,680,892	7,167,425

(c)	The results of the vote on the appointment of PricewaterhouseCoopers LLP as independent accountants for Con Edison for 2008 were as follows: 217,904,708 shares were voted for this proposal; 2,543,538 shares were voted against the proposal; and 3,400,071 shares were abstentions.

(d)	The results of the vote on the approval of the performance goals under the company’s long-term incentive plan were as follows: 206,379,816 shares were voted for this proposal; 12,456,053 shares were voted against the proposal; and 5,012,449 shares were abstentions.

(e)	The following stockholder-proposed resolution was voted upon at the Annual Meeting:

“RESOLVED: That the stockholders recommend that the Board take the necessary steps that Con Edison specifically identify by name and corporate title in all future proxy statements those executive officers, not otherwise so identified, who are contractually entitled to receive in excess of $500,000 annually as a base salary, together with whatever other additional compensation bonuses and other cash payments were due them.”

The results of the vote on this proposal were as follows: 21,283,392 shares were voted for this proposal; 128,262,711 shares were voted against the proposal; 5,461,928 shares were abstentions; and 117,607,004 shares were broker non-votes.

Con Edison of New York

At the Annual Meeting of Stockholders of Con Edison of New York on May 19, 2008, all 235,488,094 outstanding shares of common stock of Con Edison of New York, which are owned by Con Edison, were voted to elect Kevin Burke, Vincent A. Calarco, George Campbell, Jr., Gordon J. Davis, Michael J. Del Giudice, Ellen V. Futter, Sally Hernandez, John F. Killian, Peter W. Likins, Eugene R. McGrath, Michael W. Ranger and L. Frederick Sutherland as members of Con Edison of New York’s Board of Trustees and to ratify and approve the appointment of PricewaterhouseCoopers, LLP as Con Edison of New York’s independent accountants for 2008.

ITEM 6.    EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2008 and 2007, and the 12-month period ended December 31, 2007.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York
Exhibit 4.2	By-laws of Con Edison of New York, effective May 19, 2008, incorporated by reference from Exhibit 3.2 to Con Edison of New York’s Current Report on Form 8-K, dated April 17, 2008 (File No. 1-1217).

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2008 and 2007, and the 12-month period ended December 31, 2007.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: August 7, 2008	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer