Form 10-K
period 2008-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2009-02-23
CIK 1047862, 23632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2008, was approximately $10.7 billion.

As of January 31, 2009, Con Edison had outstanding 273,848,445 Common Shares ($.10 par value).

All of the outstanding common equity of Con Edison of New York is held by Con Edison.

Documents Incorporated By Reference

Portions of Con Edison’s definitive proxy statement and Con Edison of New York’s definitive information statement, for their respective Annual Meetings of Stockholders to be held on May 18, 2009, to be filed with the Commission pursuant to Regulation 14A and Regulation 14C, respectively, not later than 120 days after December 31, 2008, are incorporated in Part III of this report.

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

O&R and its utility subsidiaries provide electric service in southeastern New York and in adjacent areas of northern New Jersey and eastern Pennsylvania, an approximately 1,350 square mile service area. They also provide gas service in southeastern New York and adjacent areas of eastern Pennsylvania. O&R’s business is subject to regulation by the New York State Public Service Commission (PSC), the New Jersey Board of Public Utilities (NJBPU), the Pennsylvania Public Utility Commission (PPUC) and the Federal Energy Regulatory Commission (FERC). Changes in regulation or legislation applicable to O&R could have a material adverse effect on the company’s financial position, results of operations or liquidity. O&R’s principal business segments are its regulated electric and gas utility businesses. In 2008, electric and gas operating revenues were 74 percent and 26 percent, respectively, of its operating revenues. See “O&R Operating Statistics” below.

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly owned subsidiaries: Consolidated Edison Development, Inc. (Con Edison Development), Consolidated Edison Energy, Inc. (Con Edison Energy) and Consolidated Edison Solutions, Inc. (Con Edison Solutions).

Con Edison Development participates in infrastructure projects. In 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note V to the financial statements in Item 8.

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

Con Edison Energy supplies electricity to wholesale customers, procures electricity for Con Edison Solutions, and offers plant optimization services to generation facilities in the northeastern United States.

Con Edison Solutions was reported by KEMA consulting in August 2008, as the 10th largest non-residential retail electricity provider in the United States. The company primarily sells electricity to industrial and large commercial customers and also to residential customers in the northeastern United States. At December 31, 2008, it served approximately 54,000 customers, not including approximately 173,000 served under two aggregation agreements in Massachusetts. Con Edison Solutions sold 10.7 million MWHs of electricity in 2008, a 12 percent decrease from 2007 volumes.

Con Edison Solutions seeks to serve customers in utility service territories that encourage retail competition through transparent pricing, purchase of receivables or utility-sponsored customer acquisition programs. The company currently sells electricity in the service territories of 34 utilities in the states of New York, Massachusetts, Connecticut, New Hampshire, Maine, New Jersey, Delaware, Maryland, Illinois, Pennsylvania and Texas, as well as the District of Columbia.

Total peak load at the end of 2008 was 3,700 MWs. Approximately one-half of the sales volumes were contracted by customers in New York, with essentially all of the remainder in New England and the Mid-Atlantic States. Con Edison Solutions entered the retail electricity supply market in Texas in 2006 and Illinois in 2007 but volumes remain small.

Con Edison Solutions offers the choice of green power to customers. In 2008 it sold approximately 160,000 MWHs of green power, ending the year with almost 19,000 customers.

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

The competitive energy businesses’ generating capacity owned or leased, sales and customers were as follows:

	2008		2007		2006		2005		2004
Generating capacity (MW)	21		1,739		1,668		1,668		1,668
Generation sold (MWH)	1,422,491		3,558,302		3,154,988		3,602,727		3,397,007
Wholesale electricity sales (MWH)	7,798,463		8,046,474		6,548,658		1,288,696		1,907,302
Retail electric volumes sold (MWH)	10,749,361		12,209,233		10,633,151		9,970,252		6,943,299
Number of retail customers accounts:
Industrial and large commercial	14,491	*	14,335	*	10,957	*	5,775	*	3,913
Mass market	39,976		33,979		31,725		24,989		24,242
*	Excludes aggregation agreement customers

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

Employees

Con Edison has no employees other than those of Con Edison of New York, O&R and Con Edison’s competitive energy businesses (which at December 31, 2008 had 14,299, 1,067 and 262, employees, respectively). The collective bargaining agreements covering most of the employees of Con Edison of New York and O&R expire in June 2012 and June 2009, respectively.

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

Operating Segments

Con Edison of New York’s principal business segments are its regulated electric, gas and steam businesses. In 2008, electric, gas and steam operating revenues were 75 percent, 18 percent and 7 percent, respectively, of its operating revenues. For a discussion of the company’s operating revenues and operating income for each segment, see “Results of Operations” in Item 7. For additional information about the segments, see Note N to the financial statements in Item 8.

Electric Operations

Electric Sales.    Electric operating revenues were $7.9 billion in 2008 or 75 percent of Con Edison of New York’s operating revenues. The percentages were 75 and 76 percent, respectively, in the two preceding years. In 2008, 42 percent of the electricity delivered by Con Edison of New York in its service area was sold by the company to its full-service customers, 37 percent was sold by other suppliers, including Con Edison Solutions, a competitive energy business of Con Edison, to Con Edison of New York’s customers under its electric retail access program and the balance was delivered to the state and municipal customers of the New York Power Authority (NYPA) and the economic development customers of municipal electric agencies. The company charges its cost for the electricity it sells to full-service customers, and it charges all customers in its service area for the delivery of electricity.

For additional information about electricity sales, see “Con Edison of New York Operating Statistics,” below, and “Results of Operations” in Item 7.

Electric Peak Demand.    The electric peak demand in Con Edison of New York’s service area occurs during the summer air conditioning season. The 2008 service area peak demand, which occurred on June 10, 2008, was 12,987 thousand kilowatts (MW). The 2008 peak demand included an estimated 5,989 MW for Con Edison of New York’s full-service customers, 4,998 MW for customers participating in its electric retail access program and 2,000 MW for NYPA’s customers and municipal electric agency customers. The New York Independent System Operator (NYISO) did not invoke demand reduction programs on June 10, 2008, as it had on peak demand days in 2006 and 2005. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the majority of demand reduction programs are invoked only in specific circumstances, design conditions do not include these programs’ potential impact. However, the Con Edison of New York forecasted peak demand at design conditions does include the impact of permanent demand reduction programs. The company estimates that, under design weather conditions, the 2009 service area peak demand will be 13,750 MW, including an estimated 6,303 MW for its full-service customers, 5,457 MW for its electric retail access customers and 1,990 MW for NYPA’s customers and municipal electric agency customers. The company continues to monitor the effects of the ongoing global financial turmoil on the local economy, and its potential impact on customer demand.

Electric Supply.    Most of the electricity sold by Con Edison of New York to its customers in 2008 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO.

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

For information about the company’s contracts with NUGs for approximately 3,499 MW of electric generating capacity, see Note I to the financial statements in Item 8.

For information about the company’s current 710 MW of electric generating capacity, see Item 2.

In 2008, the Governor of New York announced a new goal of 45 percent of the State’s electricity needs to be met with energy efficiency or renewable resources by 2015. The goal combines two previous goals of the state to reduce energy consumption by 15 percent by 2015 and to have 25 percent (increased in 2008 to 30 percent) of the electricity used in New York provided by renewable resources by 2013. In September 2004, the PSC issued an order, which provides that by 2013, 23.5 percent of the State’s energy needs would come from large renewable facilities such as wind, hydro, and biomass, 1 percent would come from green marketing efforts, and the remaining 0.5 percent is expected to come from on-site generation, limited to solar, fuel cells, and wind farms less than 300 kW in size. The PSC agreed with the Utilities that the responsibility for procuring the new renewable resources would rest with the New York State Energy Research and Development Authority (NYSERDA), and not the Utilities. NYSERDA enters into long-term agreements with developers that pay renewable premiums to finance the construction of renewable projects. The renewable premiums plus NYSERDA’s administrative fee are financed through a volumetric wires charge imposed on the delivery customers of each of the state’s utilities. Pursuant to the PSC order, Con Edison and Con Edison of New York billed customers renewable portfolio standard surcharges of $31 million and $28 million in 2008, respectively, and $23 million and $21 million in 2007, respectively. These surcharges may increase if the PSC increases the State’s renewables commitments. The PSC issued a notice in October 2008 stating that it was considering an increase in the renewable portfolio standard target to 30 percent by 2015 and that it may also provide an opportunity for utilities to implement photovoltaic projects. In 2008, the PSC issued an order authorizing the Utilities to begin implementing energy efficiency programs. Costs of the programs will be recovered primarily through a separate non-bypassable charge similar to the systems benefit charge.

New York Independent System Operator.    The NYISO is a not-for-profit organization that controls and operates most of the electric transmission facilities in New York State, including those of Con Edison of New York, as an integrated system and administers wholesale markets for electricity in New York State. Pursuant to a requirement that is set annually by the New York State Reliability Council (NYSRC), the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (either owned or contracted for) in an amount above the expected peak demand for their customers. NYSRC set the margin at 15.0 percent for the 2008/2009 capability year and, subject to approval by the appropriate regulatory agency, at 16.5 percent for the 2009/2010 capability year, which begins May 1, 2009. In addition, the NYISO has determined that entities that serve customers in New York City must have enough New York City-located capacity to cover a substantial percentage of their New York City customer peak demands. Con Edison of New York met the requirements applicable to it in 2008 and expects to meet them in 2009. As transmission owners participating in the NYISO, the Utilities may be required to construct projects that result from the NYISO’s FERC-approved planning process.

Gas Operations

Gas Sales.    Gas operating revenues in 2008 were $1.8 billion or 18 percent of Con Edison of New York’s operating revenues. The percentages were 18 and 17 percent in the two preceding years. In 2008, 30 percent of the gas delivered by the company in its service area was sold by the company to its full-service (firm and interruptible) customers and 70 percent was sold by other suppliers. For additional information about gas sales, see “Con Edison of New York Operating Statistics,” below, and “Results of Operations” in Item 7.

Gas Requirements and Peak Demand.    Firm demand for gas in Con Edison of New York’s service area peaks during the winter heating season. The “design criteria” for the company’s gas system assume severe weather conditions, which have not occurred since the 1933-34 winter. Under these criteria, the company estimated that its requirements to deliver gas to firm customers during the November 2008/March 2009 winter heating season would amount to 97,524 mdths (including 57,000 mdths to its firm sales customers and 40,524 mdths to its firm transportation customers). Through January 31, 2009, the company’s peak throughput day in this heating season occurred on January 8, 2009, when it delivered 1,256 mdths of gas (including 481 mdths to its firm and interruptible sales customers, 161 mdths to NYPA, 450 mdths to its transportation customers and 164 mdths for use by the company in generating electricity and steam).

Under its design criteria, the company projects that for the November 2009/March 2010 winter heating season, its requirements for firm gas customers will amount to 102,753 mdths (including 58,331 mdths to firm sales customers and 44,422 mdths to firm transportation customers) and that the peak day requirements for these customers will amount to 1,137 mdths. The company expects to be able to meet these requirements.

Gas Supply.    Con Edison of New York and O&R have established a combined gas supply and capacity portfolio. The combined portfolio is administered by, and related management services are provided by, Con Edison of New York (for itself and as agent for O&R) and costs are allocated between the Utilities in accordance with provisions approved by the PSC. See Note S to the financial statements in Item 8.

Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The contracts are for various terms extending to 2012. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation and storage services. Charges under these contracts are approved by the FERC. The contracts are for various terms extending to 2023. The Utilities are required to pay certain charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $260 million in 2008, including $216 million for Con Edison of New York. See “Liquidity and Capital Resources—Contractual Obligations” in Item 7. In addition, the Utilities purchase gas on the spot market and have interruptible gas transportation contracts. See “ Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Steam Operations

Steam Sales.    Con Edison of New York sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 2008, steam operating revenues were $707 million or 7 percent of the company’s operating revenues. The percentages were 7 percent in the two preceding years.

For additional information about Con Edison of New York’s steam operations, see “Regulatory Matters” and “Results of Operations” in Item 7, the discussion of Con Edison of New York’s steam facilities in Item 2 and “Con Edison of New York Operating Statistics,” below.

Steam Peak Demand and Capacity.    Demand for steam in Con Edison of New York’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2008/2009 (through January 31, 2009) occurred on January 16, 2009 when the demand reached 8.6 million pounds (mmlbs) per hour. The company’s estimate for the winter of 2009/2010 peak demand of its steam customers is 10.3 mmlbs per hour under design criteria, which assume severe weather.

On December 31, 2008, the steam system had the capability of delivering approximately 13.2 mmlbs of steam per hour and Con Edison of New York estimates that the system will have the capability to deliver this capacity in the 2009/2010 winter.

Steam Supply.    Forty-eight percent of the steam production by Con Edison of New York in 2008 was supplied by the company’s steam-only generating assets; 37 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 15 percent was purchased from others. See Item 2 for a discussion of Con Edison of New York’s steam facilities.

Regulation

The PSC regulates, among other things, Con Edison of New York’s electric, gas and steam rates, the siting of its transmission lines and the issuance of its securities. Certain activities of the company are subject to the jurisdiction of the FERC. The state regulatory authorities in New Jersey and Pennsylvania regulate Con Edison’s utility subsidiaries in those states. In addition, various matters relating to the construction and operation of the company’s facilities are subject to regulation by other governmental agencies. Changes in regulation or legislation applicable to the company could have a material adverse effect on the company. For additional information, including information about the company’s electric, gas and steam rates, see “Regulatory Matters” in Item 7.

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

Competition

Con Edison of New York is primarily a “wires and pipes” energy delivery company that:

-	has sold most of its electric generating capacity;
-	provides its customers the opportunity to buy electricity and gas from other suppliers;
-	purchases substantially all of the electricity and all of the gas it sells to its full-service customers (the cost of which is recovered pursuant to provisions approved by the PSC); and
-	provides energy delivery services to customers pursuant to rate provisions approved by the PSC.

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

Con Edison of New York’s capital expenditures for environmental protection facilities and related studies were $148 million in 2008 and are estimated to be $154 million in 2009.

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

Based on the most recent data (2006) published by the federal Department of Energy, Con Edison estimates that its greenhouse gas emissions constitute less than 0.1 percent of the nation’s greenhouse gas emissions. Con Edison’s emissions of greenhouse gases during the past five years (expressed in terms of millions of tons of carbon dioxide equivalent) were:

2008	2007	2006	2005	2004
4.6	5.3	5.4	6.6	6.5

The decrease in greenhouse gas emissions in 2008, as compared to 2007, reflects equipment and repair projects to reduce sulfur hexafluoride emissions and increased use of natural gas at our steam production facilities. Emissions from electric generation at the Con Edison Development generating projects (which were sold – see Note V to the financial statements in Item 8) have been removed from each year of the above data. Con Edison of New York also reduced its greenhouse gas emissions following 2005 when it replaced old generating facilities with its East River Repowering Project. The project, which consists of gas-fueled, combined-cycle combustion turbines, comprises almost 42 percent of the company’s 710 MW of electric generating capacity, based on 2008 summer ratings.

The Companies are working to further reduce greenhouse gas emissions. Con Edison of New York minimizes greenhouse gas emissions from its generating plants through the use of oil and gas fuels and cogeneration technologies that reduce emissions per unit of energy output. Also, it has participated for several years in voluntary initiatives with the Environmental Protection Agency to reduce its methane and sulfur hexafluoride emissions. The Utilities reduce methane emissions from the operation of their gas distribution systems through pipe maintenance and replacement programs, by operating system components at lower pressure, and by introducing new technologies. The Utilities reduce emissions of sulfur hexafluoride, which is used for arc suppression in substation circuit breakers and switches, by using improved technologies to locate and repair leaks, and by replacing older equipment. The Utilities also promote energy efficiency programs for customers that reduce greenhouse gas emissions.

Beginning in 2009, Con Edison of New York is subject to carbon dioxide emissions regulations established under the Regional Greenhouse Gas Initiative. The initiative is a cooperative effort by Northeastern and Mid-Atlantic states which will first cap and then reduce carbon dioxide emissions resulting from the generation of electricity to a level ten percent below current emissions by 2019. Under this program, affected electric generators are required to obtain emission allowances to cover their carbon dioxide emissions, available primarily through auctions administered by participating states or a secondary market. The participating states initiated auctions in 2008 for portions of the 2009 and 2010 allowances.

We expect that Congress will consider climate change legislation that will limit greenhouse gas emissions. Also, New York State has announced a goal to meet 45 percent of its energy needs through energy efficiency and clean renewable energy by 2015, and New York City is aiming to reduce its greenhouse gas emissions 30 percent by 2030.

The cost to comply with legislation, regulations or initiatives limiting the company’s greenhouse gas emissions could be substantial.

Operating Statistics

The following tables contain operating statistics for Con Edison of New York and O&R.

Con Edison of New York

Operating Statistics

	Year Ended December 31,
	2008	2007	2006	2005	2004
ELECTRIC ENERGY (MWH)
Generated	2,857,711	2,888,371	2,785,602	2,261,680	1,441,498
Purchased from others	23,864,812	24,719,391	25,282,216	29,055,402	30,221,137
Total Generated and Purchased	26,722,523	27,607,762	28,067,818	31,317,082	31,662,635
Less: Used by company	165,802	174,077	162,449	178,406	168,533
Distribution losses and other variances	1,180,742	1,294,268	1,028,512	1,794,724	1,623,682
Net Generated and Purchased	25,375,979	26,139,417	26,876,857	29,343,952	29,870,420
Electric Energy Sold
Residential	11,719,705	12,312,007	12,589,961	13,689,870	12,672,847
Commercial and industrial	12,852,121	12,918,203	13,409,474	15,402,396	16,966,448
Railroads and railways	10,893	13,430	13,217	16,847	19,308
Public authorities	57,115	71,008	88,061	234,839	209,699
Con Edison of New York full service customers	24,639,834	25,314,648	26,100,713	29,343,952	29,868,302
Off-System Sales	736,145	824,769	776,144	-	2,118
Total Electric Energy Sold	25,375,979	26,139,417	26,876,857	29,343,952	29,870,420
Electric Energy Delivered
Con Edison of New York full service Customers	24,639,833	25,314,648	26,100,713	29,343,952	29,868,302
Delivery service for retail access Customers	22,047,255	21,531,885	19,256,268	16,847,745	14,143,045
Delivery service to NYPA customers and others	10,918,267	10,691,701	10,227,204	10,457,619	10,067,633
Delivery service for municipal agencies	717,692	723,201	723,905	720,757	696,041
Total Deliveries in Franchise Area	58,323,047	58,261,435	56,308,090	57,370,073	54,775,021
Average Annual KWH Use per Residential Customer(a)	4,232	4,480	4,613	5,052	4,700
Average Revenue per KWH Sold (Cents)
Residential(a)	24.2	21.6	20.9	21.1	18.9
Commercial and Industrial(a)	21.2	19.2	18.3	18.6	16.0

(a)	Includes Municipal Agency sales.

Con Edison of New York

Operating Statistics – Continued

	Year Ended December 31,
	2008	2007	2006	2005	2004
GAS (DTH)
Purchased	141,158,314	141,839,604	133,395,510	147,855,203	137,605,722
Storage – net change	(11,530,207)	(1,273,518)	(8,294,717)	(5,041,321)	(1,331,154)
Used as boiler fuel at Electric and Steam Stations	(42,373,335)	(41,256,777)	(38,061,392)	(35,820,239)	(29,435,890)
Gas Purchased for Resale	87,254,772	99,309,309	87,039,401	106,993,643	106,838,678
Less: Gas used by the company	108,785	144,236	120,626	366,780	364,142
Off-System Sales, NYPA and other variances	5,522,156	11,843,241	724,748	6,449,725	6,062,145
Distribution losses	1,460,000	3,010,000	2,340,000	2,074,000	2,769,000
Total Gas Purchased for Con Edison of New York Customers	80,163,831	84,311,832	83,854,027	98,103,138	97,643,391
Gas Sold
Firm Sales
Residential	40,195,427	42,572,866	40,589,064	48,175,004	48,569,514
General	28,747,982	31,161,746	31,269,464	36,800,299	35,886,544
Total Firm Sales	68,943,409	73,734,612	71,858,528	84,975,303	84,456,058
Interruptible Sales	11,220,422	10,577,220	11,995,499	13,127,835	13,187,333
Total Gas Sold to Con Edison of New York Customers	80,163,831	84,311,832	83,854,027	98,103,138	97,643,391
Transportation of customer-owned gas
Firm transportation	43,244,965	39,016,610	23,687,707	19,087,650	16,795,124
NYPA	44,694,104	42,084,635	41,057,320	22,305,249	18,622,910
Other	94,086,524	95,260,356	83,687,918	66,667,025	63,306,409
Off-System Sales	1,537,590	2,324,700	691,321	127,696	266,907
Total Sales and Transportation	263,727,014	262,998,133	232,978,293	206,290,758	196,634,741
Average Revenue per DTH Sold
Residential	$21.16	$19.78	$19.24	$16.94	$13.94
General	$16.82	$16.01	$15.07	$13.41	$10.75
Steam Sold (Mlb)	23,976,343	25,803,909	23,250,064	26,876,883	26,128,644
Average Revenue per Mlb Sold	$28.22	$25.33	$25.71	$22.77	$20.34
Customers – Average for Year
Electric	3,261,502	3,236,036	3,203,541	3,176,355	3,152,023
Gas	1,060,581	1,060,744	1,058,816	1,054,981	1,053,698
Steam	1,771	1,771	1,780	1,796	1,811

O&R

Operating Statistics

	Year Ended December 31,
	2008	2007	2006	2005	2004
ELECTRIC ENERGY (MWH)
Total Purchased	4,258,708	4,440,300	4,099,968	4,348,953	4,113,111
Less: Used by company	14,716	14,417	13,539	15,068	14,174
Distribution losses and other(a)	151,335	202,100	76,455	38,585	217,043
Net Purchased	4,092,657	4,223,783	4,009,974	4,295,300	3,881,894
Electric Energy Sold
Residential	1,892,034	1,912,310	1,802,574	1,904,884	1,729,095
Commercial and industrial	2,081,429	2,191,307	2,093,880	2,276,161	2,045,800
Public authorities	119,194	120,166	113,520	114,255	106,999
Total Electric Energy Sold	4,092,657	4,223,783	4,009,974	4,295,300	3,881,894
Total deliveries to O&R customers	4,092,657	4,223,783	4,009,974	4,295,300	3,881,894
Delivery service for retail access customers	1,814,439	1,687,794	1,765,958	1,835,948	1,860,661
Total Deliveries In Franchise Area	5,907,096	5,911,577	5,775,932	6,131,248	5,742,555
Average Annual KWH Use Per Residential Customer	9,339	9,472	8,979	9,657	8,818
Average Revenue Per KWH Sold (Cents)
Residential	17.44	15.56	13.98	13.34	12.35
Commercial and Industrial	14.58	12.90	11.34	10.90	9.89

(a)	Includes unbilled sales adjustments of 89,331 MWH recorded in March 2005 for 2005, and 22,510 MWH recorded in March 2006 for 2006.

O&R

Operating Statistics – Continued

	Year Ended December 31,
	2008	2007	2006	2005	2004
GAS (DTH)
Purchased	12,038,779	16,412,737	12,582,361	15,329,809	16,105,586
Storage – net change	892,058	(1,950,963)	409,333	121,547	373,271
Gas Purchased For Resale	12,930,837	14,461,774	12,991,694	15,451,356	16,478,857
Less: Gas used by the company	46,232	38,268	37,630	48,410	58,823
Distribution losses and other variances	433,738	937,526	703,676	848,790	1,390,405
Total Gas Purchased For O&R Customers	12,450,867	13,485,980	12,250,388	14,554,156	15,029,629
Gas Sold
Firm Sales
Residential	8,068,168	8,768,828	7,758,439	9,306,592	9,486,765
General	1,815,995	2,065,633	1,891,565	2,269,207	2,487,197
Total Firm Sales	9,884,163	10,834,461	9,650,004	11,575,799	11,973,962
Interruptible Sales	2,566,705	2,651,519	2,600,384	2,978,357	3,055,667
Total Gas Sold To O&R Customers	12,450,868	13,485,980	12,250,388	14,554,156	15,029,629
Transportation of customer-owned gas
Firm transportation	10,470,664	10,248,184	9,058,260	9,840,507	9,930,731
Interruptible transportation	2,842,434	3,330,770	3,255,956	3,480,376	3,940,332
Sales for resale	1,007,007	1,043,864	938,503	1,072,111	1,067,953
Sales to electric generating stations	2,326,778	4,552,473	3,035,695	1,433,891	659,449
Off-System Sales	249,111	455,360	371,724	172,458	53,692
Total Sales and Transportation	29,346,862	33,116,631	28,910,526	30,553,499	30,681,786
Average Revenue Per DTH Sold
Residential	$17.64	$17.31	$17.38	$14.07	$11.84
General	$16.55	$16.36	$16.44	$13.37	$11.27
Customers – Average For Year
Electric	299,279	297,641	295,390	293,245	290,905
Gas	127,738	126,713	125,589	124,591	123,505

ITEM 1A.	RISK FACTORS

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

Con Edison of New York

Electric Facilities

Generating Facilities.     Con Edison of New York’s electric generating facilities consist of plants located in New York City with an aggregate capacity of 710 MW based on 2008 summer ratings. The company expects to have sufficient amounts of gas and fuel oil available in 2009 for use in these facilities. This includes the company’s East River Repowering Project, which commenced commercial operations in April 2005 and is currently supplying electric capacity of 297 MW based on a 2008 summer rating.

Transmission Facilities.    Under terms of the NYISO Tariff, Con Edison of New York’s transmission facilities are operated under the jurisdiction of the NYISO, except specific underground bulk power facilities which are located predominantly within New York City. See “Electric Operations—Electric Supply” in Item 1 (which information is incorporated herein by reference). As of December 31, 2008, Con Edison of New York owns or jointly owns 438 circuit miles of overhead lines operating at 138, 230, 345 and 500 kV and 729 circuit miles of underground cables operating at 69, 138 and 345 kV. The company’s 38 transmission substations are supplied by circuits operated at 69 kV and above. The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

Con Edison of New York has transmission interconnections with Niagara Mohawk, Central Hudson Gas & Electric Corporation, O&R, New York State Electric and Gas Corporation, Connecticut Light and Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Distribution Facilities.    Con Edison of New York owns 60 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2008, the company’s distribution system had a transformer capacity of 28,345 MVA, with 36,648 miles of overhead distribution lines and 94,929 miles of underground distribution lines.

Gas Facilities

Natural gas is delivered by pipeline to Con Edison of New York at various points in its service territory and is distributed to customers by the company through an estimated 4,322 miles of mains and 383,862 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdths of which a maximum of about 250 mdths can be withdrawn per day. The company has about 1,226 mdths of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by Con Edison of New York.

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

O&R

Electric Transmission and Distribution Facilities

O&R and its utility subsidiaries, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 554 circuit miles of transmission lines, 13 transmission substations, 61 distribution substations, 101,372 in-service line transformers, 3,675 pole miles of overhead distribution lines and 1,634 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by the Pennsylvania-Jersey-Maryland Independent System Operator.

Gas Facilities

O&R and Pike own their gas distribution systems, which include 1,735 miles of mains. In addition, O&R owns and maintains a gas transmission system, which includes 77 miles of mains.

Competitive Energy Businesses

Con Edison Development, a subsidiary of Con Edison, owns a 49 percent interest in a 42 MW electric generating facility, located in Guatemala, at December 31, 2008. This interest is accounted for as an equity interest. In 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 megawatts. See Note V to the financial statements in Item 8 (which information is incorporated herein by reference).

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

Investigation of Contractor Payments

For information about alleged unlawful conduct in connection with contractor payments, see “Investigation of Contractor Payments” in Note H to the financial statements in Item 8 (which is incorporated herein by reference).

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Superfund

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation costs, remediation costs and environmental damages. The sites at which Con Edison of New York has been asserted to have liability under Superfund include its and its predecessor companies’ former manufactured gas sites, its Astoria Site, its former Arthur Kill Site, its former Flushing Service Center Site and other Superfund Sites discussed below. There may be additional sites as to which assertions will be made that the company has liability. For a further discussion of claims and possible claims against the company under Superfund, including with respect to its manufactured gas sites, estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

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

The information available to Con Edison of New York for many of the MGP Sites is incomplete as to the extent of contamination and scope of the remediation likely to be required. Through the end of 2008, investigations have been started for all or portions of 42 MGP Sites, and have been completed at 14 of the sites. Coal tar and/or other manufactured gas production/storage-related environmental contaminants have been detected at 31 MGP Sites, including locations within Manhattan and other parts of New York City and in Westchester County. Remediation has been completed at three sites and portions of seven other sites.

Astoria Site.    Con Edison of New York is permitted by the DEC to operate a hazardous waste storage facility on property the company owns in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas, and the maintenance and storage of electric equipment. As a condition of its DEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to conduct corrective action to remediate the contamination. The company has investigated various sections of the property and is performing additional investigations. The company has submitted to the DEC and the New York State Department of Health a report identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property will be at least $17 million.

Arthur Kill Site.    Following a September 1998 transformer fire at Con Edison of New York’s former Arthur Kill Generating Station, it was determined that oil containing high levels of PCBs was released to the environment during the incident. The company has completed DEC-approved cleanup programs for the station’s facilities and various soil and pavement areas of the site affected by the PCB release. Pursuant to a July 1999 DEC consent order, the company completed a DEC-approved assessment of the nature and extent of the contamination in the waterfront area of the station. DEC has selected the remediation program for the waterfront area, and the company is implementing it pursuant to an additional consent order entered into during 2005. Field work associated with the waterfront remediation program has been substantially completed. The company estimates that its undiscounted potential future liability for completing the remediation and reporting to the DEC will be approximately $0.3 million.

Flushing Service Center Site.    The owner of a former Con Edison of New York service center facility in Flushing, New York, informed the company that PCB contamination had been detected on a substantial portion of the property, which the owner remediated pursuant to the New York State

Brownfield Cleanup Program administered by the DEC, and is redeveloping for residential and commercial use. The property owner asserted a claim against the company for the cost it incurred for the investigation and remediation of this site. This claim has been resolved through a negotiated settlement under which the company paid $10 million. The DEC has also demanded that the company investigate and remediate PCB contamination in the adjacent Flushing River that may have emanated from this site. The company and DEC have entered into a consent order under which the company has agreed to implement a DEC-approved investigation program for the Flushing River and, if deemed necessary by the DEC to protect human health and the environment from contamination, to implement a DEC-approved remediation program for the PCB contamination that migrated from the site. At this time, the company cannot estimate its liability for the investigation and cleanup of any PCB contamination that may have entered into the Flushing River from the site, but such liability may be substantial.

Other Superfund Sites.    Con Edison of New York is a potentially responsible party (PRP) with respect to other Superfund sites where there are other PRPs and where it is generally not responsible for managing the site investigation and remediation. Work at these sites is in various stages, with the company participating in PRP groups at some of the sites. Investigation, remediation and monitoring at some of these sites have been, and are expected to continue to be, conducted over extended periods of time. The company does not believe that it is reasonably likely that monetary sanctions, such as penalties, will be imposed upon it by any governmental authority with respect to these sites.

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

Site	Location	Start	Court or Agency	Estimated Liability(a)	% of Total(a)
Maxey Flats Nuclear	Morehead, KY	1986	EPA	$111,000	0.8%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	83,000	100%
Metal Bank of America	Philadelphia, PA	1987	EPA	33,000	1.0%
Cortese Landfill	Narrowsburg, NY	1987	EPA	827,000	6.0%
Global Landfill	Old Bridge, NJ	1988	EPA	115,000	0.3%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	112,000	0.7%
(a)	Superfund liability is joint and several. Estimated liability shown is the company’s estimate of its anticipated share of the total liability determined pursuant to consent decrees, settlement agreements or otherwise and in light of financial condition of other PRPs.

Permit Non-Compliance and Pollution Discharges

Con Edison of New York understands that the New York State Department of Environmental Conservation (DEC) is contemplating issuing a proposed Administrative Order on Consent with respect to non-compliance with certain permit conditions and discharges of pollutants at Con Edison of New York’s generating facilities. The company does not know the extent to which DEC may seek to require remedial action or impose monetary sanctions, but such sanctions could be more than $100,000. For information about the company’s generating facilities, see “Con Edison of New York—Electric Facilities—Generating Facilities and Steam Facilities” in Item 2 (which information is incorporated herein by reference).

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

Manufactured Gas Sites.    O&R and its predecessors formerly owned and operated manufactured gas plants at seven sites (O&R MGP Sites) in Orange County and Rockland County, New York. Three of these sites are now owned by parties other than O&R, and have been redeveloped by them for residential, commercial or industrial uses. The DEC is requiring O&R to develop and implement remediation programs for the O&R MGP Sites including any neighboring areas to which contamination may have migrated.

O&R has conducted remedial investigations at all seven O&R MGP Sites and completed investigation of four of these sites. Supplemental investigation activities are ongoing at three of the former MGP sites. O&R has completed the remediation at one of its sites; has completed the DEC-approved remediation program for the land portion of its Nyack site; and has received DEC’s decision regarding the remedial work to be done at two other sites. Remedial design will begin in 2009 for one of the sites. Since the latter site is Company-owned and has no off-site impacts, remediation of this site has been deferred, with DEC’s concurrence, until approximately 2010, after remediation is conducted on the remaining sites.

West Nyack Site.    In 1994 and 1997, O&R entered into consent orders with the DEC pursuant to which O&R agreed to conduct a remedial investigation and remediate certain property it owns in West Nyack, New York at which PCBs were discovered. Petroleum contamination related to a leaking underground storage tank was found as well. O&R has completed all remediation at the site that the DEC has required to date. O&R is continuing a supplemental groundwater investigation and on-site vapor intrusion monitoring as required by the DEC.

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

Site	Location	Start	Court or Agency	Estimated Liability(a)	% of Total(a)
Borne Chemical	Elizabeth, NJ	1997	NJDEP	$338,000	1.7%
Clarkstown Landfill	Clarkstown, NY	2003	NYAG	397,000	(b)
Metal Bank of America	Philadelphia, PA	1993	EPA	154,000	4.58%

(a)

Superfund liability is joint and several. Estimated liability shown is the company’s estimate of its anticipated share of the total liability determined pursuant to consent decrees, settlement agreements or otherwise and in light of financial condition of other PRPs.

(b)	Not ascertainable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Executive Officers of The Registrant

The following table sets forth certain information about the executive officers of Con Edison and Con Edison of New York as of February 19, 2009. As indicated, certain of the executive officers are executive officers of each of Con Edison and Con Edison of New York and others are executive officers of Con Edison or Con Edison of New York. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company. Mr. Burke has an employment agreement with Con Edison, which provides for him to serve in his present position through December 31, 2009. The employment agreement provides for automatic one-year extensions of its term, unless notice to the contrary is received six months prior to the end of the term.

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison and Con Edison of New York
Kevin Burke	58	3/06 to present – Chairman of the Board, President and Chief Executive Officer and Director of Con Edison and Chairman, Chief Executive Officer and Trustee of Con Edison of New York
		9/05 to 2/06 – President, Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of Con Edison of New York
		9/00 to 8/05 – President of Con Edison of New York

Louis L. Rana	60	9/05 to present – President of Con Edison of New York 2/03 to 8/05 – Senior Vice President – Electric Operations

John D. McMahon	57	2/09 to present – Executive Vice President
		1/03 to 1/09 – President and Chief Executive Officer of O&R

Robert Hoglund	47	9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and Con Edison of New York
		4/04 to 8/05 – Senior Vice President of Finance of Con Edison and Con Edison of New York
		6/04 to present – Chief Financial Officer and Controller of O&R
		4/97 to 3/04 – Managing Director, Citigroup Global Markets Inc. and predecessors

Frances A. Resheske	48	2/02 to present – Senior Vice President – Public Affairs of Con Edison of New York

JoAnn Ryan	51	7/06 to present – Senior Vice President – Business Shared Services of Con Edison of New York
		3/01 to 6/06 – President and CEO, Con Edison Solutions

Luther Tai	60	7/06 to present – Senior Vice President – Enterprise Shared Services of Con Edison of New York
		9/01 to 6/06 – Senior Vice President – Central Services of Con Edison of New York

Gurudatta Nadkarni	43	1/08 to present – Vice President of Strategic Planning
		8/06 to 12/07 – Managing Director of Growth Initiatives, Duke Energy Corporation
		1/05 to 7/06 – Director of Growth Initiatives, Strategy and Integration, Duke Energy Corporation
		6/01 to 12/04 – Senior Project Manager of Strategic Business Development, Duke Energy Corporation

James P. O’Brien	61	5/08 to present – Vice President and Treasurer of Con Edison and Con Edison of New York
		1/98 to 4/08 – Vice President and General Auditor

Edward J. Rasmussen	60	12/00 to present – Vice President and Controller of Con Edison and Con Edison of New York

Executive Officers of Con Edison but not Con Edison of New York
William G. Longhi	55	2/09 to present – President and Chief Executive Officer of O&R
		12/06 to 1/09 – Senior Vice President – Central Operations
		08/06 to 11/06 – Vice President – Manhattan Electric Operations
		09/01 to 07/06 – Vice President – System and Transmission Operations

Name	Age	Offices and Positions During Past Five Years

Executive Officers of Con Edison of New York but not Con Edison
(All offices and positions listed are with Con Edison of New York)

Marilyn Caselli	54	5/05 to present – Senior Vice President – Customer Operations
		8/98 to 4/05 – Vice President – Customer Operations

John McAvoy	48	2/09 to present – Senior Vice President – Central Operations
		12/06 to 1/09 – Vice President – System and Transmission Operations

Mary Jane McCartney	60	10/93 to present – Senior Vice President – Gas Operations

John F. Miksad	49	9/05 to present – Senior Vice President – Electric Operations
		2/03 to 8/05 – Vice President – Manhattan Electric Operations

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Con Edison

Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2009, there were 70,520 holders of record of Con Edison’s Common Shares.

The market price range for Con Edison’s Common Shares during 2008 and 2007, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2008 and 2007 were as follows:

	2008			2007
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$49.30	$39.30	$0.585	$51.40	$47.19	$0.58
2nd Quarter	$42.73	$38.36	$0.585	$52.90	$44.68	$0.58
3rd Quarter	$46.39	$37.38	$0.585	$48.57	$43.10	$0.58
4th Quarter	$44.86	$34.11	$0.585	$50.51	$44.57	$0.58

On January 22, 2009, Con Edison’s Board of Directors declared a quarterly dividend of 59 cents per Common Share. The first quarter 2009 dividend will be paid on March 15, 2009.

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

During 2008, the market price of Con Edison’s Common Shares decreased by 20.31 percent (from $48.85 at year-end 2007 to $38.93 at year-end 2008). By comparison, the S&P 500 Index and the S&P Utilities Index decreased 38.49 percent and 31.55 percent, respectively. The total return to Con Edison’s common shareholders during 2008, including both price appreciation and reinvestment of dividends, was (15.65) percent. By comparison, the total returns for the S&P 500 Index and the S&P Utilities Index were (37) percent and (28.98) percent, respectively. For the five-year period 2004 through 2008, Con Edison’s shareholders’ total average annual return was 3.22 percent, compared with total average annual returns for the S&P 500 Index and the S&P Utilities Index of (2.19) percent and 8.29 percent, respectively.

	Years Ending
Company / Index	2003	2004	2005	2006	2007	2008
Consolidated Edison, Inc.	100	107.27	119.44	130.24	138.87	117.15
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
S&P Utilities	100	124.28	145.21	175.69	209.73	148.95
Based	on $100 invested at December 31, 2003, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

Con Edison of New York

The outstanding shares of Con Edison of New York’s Common Stock ($2.50 par value), the only class of common equity of Con Edison of New York, are held by Con Edison and are not traded.

The dividends declared by Con Edison of New York in 2008 and 2007 are shown in its Consolidated Statement of Common Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by Con Edison of New York, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

ITEM 6.	SELECTED FINANCIAL DATA

Con Edison

	For the Year Ended December 31,
(Millions of Dollars, except per share amounts)	2008		2007	2006	2005	2004
Operating revenues	$13,583		$13,120	$11,962	$11,343	$9,488 *
Purchased power	5,749		5,428	4,976	4,700	3,925
Fuel	663		624	553	596	437
Gas purchased for resale	1,172		1,173	1,082	1,154	852
Operating income	1,407		1,394	1,221	1,126	896
Income from continuing operations	922		925	740	745	565
Income/(Loss) from discontinued operations**	274		4	(3)	(26)	(28)
Net income	1,196		929	737	719	537
Total assets	33,498	***	28,262	26,699	24,848	22,560
Long-term debt	9,232		7,611	8,298	7,398	6,561
Common shareholders’ equity	9,698		9,076	8,004	7,310	7,054
Basic earnings per share
Continuing operations	$3.37		$3.48	$2.97	$3.05	$2.40
Discontinued operations**	$1.01		$0.01	$(0.01)	$(0.10)	$(0.12)
Net Income	$4.38		$3.49	$2.96	$2.95	$2.28

Diluted earnings per share
Continuing operations	$3.36		$3.46	$2.96	$3.04	$2.39
Discontinued operations**	$1.01		$0.01	$(0.01)	$(0.10)	$(0.12)
Net income	$4.37		$3.47	$2.95	$2.94	$2.27
Cash dividends per common share	$2.34		$2.32	$2.30	$2.28	$2.26
Average common shares outstanding (millions)	273		266	249	244	236

*	Reflects a $124 million pre-tax charge in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.
**	See Notes U and V to the financial statements in Item 8.
***	Reflects a $3,519 million increase in regulatory assets for unrecognized pension and other retirement costs. See Notes E and F to the financial statements in Item 8.

Con Edison of New York

	For the Year Ended December 31,
(Millions of Dollars)	2008		2007	2006	2005	2004
Operating revenues	$10,424		$9,886	$9,288	$9,227	$7,971	*
Purchased power	3,185		3,014	3,052	3,322	3,029
Fuel	660		588	525	526	404
Gas purchased for resale	999		978	902	965	709
Operating income	1,271		1,278	1,110	1,041	825
Net income for common stock	783		844	686	694	518
Total assets	30,415	**	24,504	22,816	21,144	19,244
Long-term debt	8,494		7,172	6,925	6,055	5,235
Common shareholder’s equity	8,991		8,086	7,132	6,437	6,116

*	Reflects $124 million pre-tax charge in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.
**	Reflects a $3,392 million increase in regulatory asset for unrecognized pension and other retirement costs. See Notes E and F to the financial statements in Item 8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK)

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

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below). Certain financial data of Con Edison’s businesses is presented below:

	Twelve months ended December 31, 2008				At December 31, 2008
(Millions of Dollars)	Operating Revenues		Net Income		Assets
Con Edison of New York	$10,424	77%	$783	65%	$30,415	91%
O&R	991	7%	44	4%	2,157	6%
Total Utilities	11,415	84%	827	69%	32,572	97%
Con Edison Development (a)	48	-%	146	12%	407	1%
Con Edison Energy (a)	878	7%	(17)	(1)%	223	1%
Con Edison Solutions (a)	1,258	9%	(56)	(5)%	38	-%
Other (b)	(16)	-%	22	2%	258	1%
Total continuing operations	13,583	100%	922	77%	33,498	100%
Discontinued operations (c)	-	-%	274	23%	-	-%
Total Con Edison	$13,583	100%	$1,196	100%	$33,498	100%

(a)	Income from continuing operations of the competitive energy businesses for the twelve months ended December 31, 2008 includes $(59) million of net after-tax mark-to-market gains/(losses) (Con Edison Development, $17 million, Con Edison Energy, $(26) million and Con Edison Solutions, $(50) million). Con Edison Development’s income from continuing operations for the twelve months ended December 31, 2008 also includes $131 million of after-tax gain from the sale of generation projects. See Note V to the financial statements.

(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below. The twelve months ended December 31, 2008 includes $30 million of after-tax net income related to the resolution of the Company’s legal proceeding with Northeast Utilities.

(c)	Represents the discontinued operations of Con Edison Development’s generation projects, which includes a $270 million after-tax gain on the sale of generation projects for the twelve months ended December 31, 2008. See Note V to the financial statements.

Con Edison’s net income for common stock in 2008 was $1,196 million or $4.38 a share. Net income for common stock in 2007 and 2006 was $929 million or $3.49 a share and $737 million or $2.96 a share, respectively. See “Results of Operations – Summary,” below.

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

Regulated Utilities

Con Edison of New York provides electric service to approximately 3.3 million customers and gas service to approximately 1.1 million customers in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility businesses, provides electric service to approximately 0.3 million customers in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service to over 0.1 million customers in southeastern New York and adjacent areas of eastern Pennsylvania.

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

The weather during the summer of 2008 was cooler than design conditions. The highest peak electric demand reached in 2008 was 12,987 MW for Con Edison of New York and 1,530 MW for O&R. Both peaks occurred on June 10, 2008. The Companies have continued to monitor the effects of the ongoing global financial turmoil on the local economy and have reduced their outlook for customer demand. The Utilities currently estimate that, under design weather conditions, the 2009 peak electric demand in their respective service areas will be 13,750 MW for Con Edison of New York and 1,650 MW for O&R. The average annual growth rate of the peak electric demand over the next five years at design conditions is estimated to be approximately 0.6 percent for Con Edison of New York and 2.1 percent for O&R. The Con Edison of New York forecasted peak demand includes the impact of permanent demand reduction programs. The Companies anticipate an ongoing need for substantial capital investment in order to meet this growth in peak usage with the high level of reliability that they currently provide (see “Liquidity and Capital Resources—Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2009, September 30, 2010 and September 30, 2010, respectively. In May 2008, Con Edison of New York filed a request for a new electric rate plan. O&R’s rate plans for its electric and gas service in New York and its subsidiary’s electric service in New Jersey extend through June 30, 2011, October 31, 2009 and March 31, 2010, respectively. Pursuant to the Utilities’ multi-year rate plans, charges to customers generally may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The New York rate plans for Con Edison of New York’s gas and steam operations as well as O&R’s electric and gas operations generally require the Utilities to share with customers earnings in excess of specified rates of return on common equity capital. Under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s electric rate plan, the Utilities’ revenues will generally not be affected by changes in delivery volumes from levels assumed when rates were approved. See “Regulatory Matters” below and “Recoverable Energy Costs” and “Rate Agreements” in Notes A and B, respectively, to the financial statements.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” pursuant to which the economic effects of rate regulation are reflected in financial statements. See “Application of Critical Accounting Policies,” below.

Competitive Energy Businesses

Con Edison’s competitive energy businesses participate in segments of the electricity industry that are less comprehensively regulated than the Utilities. These segments include the sales and related hedging of electricity to wholesale and retail customers and sales of certain energy-related products and services. At December 31, 2008, Con Edison’s equity investment in its competitive energy businesses was $229 million and their assets amounted to $668 million. Con Edison is evaluating additional opportunities to invest in electric and gas-related businesses.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to delivery-service customers of utilities primarily in the Northeast and Mid-Atlantic regions (including some of the Utilities’ customers) and also offers energy-related services. Con Edison Solutions does not sell electricity to the Utilities. The company sold approximately 11 million MWHs of electricity to customers in 2008.

Consolidated Edison Development, Inc. (Con Edison Development) participates in infrastructure projects. In 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note V to the financial statements.

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

Discontinued Operations

In 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note V to the financial statements.

Results of Operations—Summary

Con Edison’s earnings per share in 2008 were $4.38 ($4.37 on a diluted basis). In 2007, earnings per share were $3.49 ($3.47 on a diluted basis). Earnings per share in 2006 were $2.96 ($2.95 on a diluted basis).

Net income for the years ended December 31, 2008, 2007 and 2006 was as follows:

(Millions of Dollars)	2008	2007	2006
Con Edison of New York	$783	$844	$686
O&R	44	46	45
Competitive energy businesses (a)	73	58	40
Other (b)	22	(23)	(31)
Total continuing operations	922	925	740
Discontinued operations (c)	274	4	(3)
Con Edison	$1,196	$929	$737

(a)	Includes $(59) million, $(5) million and $(15) million of net after-tax mark-to-market losses in 2008, 2007 and 2006, respectively. In 2008, also includes $131 million after-tax from the gain on sale of Con Edison Development’s generation projects. See Note V to the financial statements.

(b)	Other consists of inter-company and parent company accounting. See “Results of Operations,” below.

(c)	Represents the discontinued operations of certain of Con Edison Development’s generation projects and Con Edison Communications. See Notes U and V to the financial statements.

Con Edison’s results of operations for 2008 include the gain on the sale of Con Edison Development’s generation projects in 2008, the resolution in 2008 of litigation with Northeast Utilities, the impact of discontinued operations in 2008 and 2007 (see Note V to the financial statements) and the operating results of the competitive energy businesses (including net mark-to-market effects). The Companies’ results of operations for 2008, as compared with 2007, also reflect changes in the Utilities’ rate plans (including lower allowed returns on equity and additional revenues designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), an additional reserve in 2008 related to the Long Island City power outage and the resolution in 2007 of a deferred tax amortization petition (see “Regulatory Assets and Liabilities” in Note B to the financial statements). Operations and maintenance expenses were higher in 2008 compared with 2007 reflecting primarily higher costs, which are generally reflected in rates, such as pension and other post-retirement benefits, the support and maintenance of company underground facilities to accommodate municipal projects, the write-off of uncollectible accounts and additional operating programs. Depreciation and property taxes were higher in 2008 compared with 2007 reflecting primarily the impact from increased capital expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

The following table presents the estimated effect on earnings per share and net income from continuing operations for 2008 as compared with 2007 and 2007 as compared with 2006, resulting from these and other major factors:

	2008 vs. 2007		2007 vs. 2006
	Earnings per Share	Net Income (Millions of Dollars)	Earnings per Share	Net Income (Millions of Dollars)
Con Edison of New York
Sales growth	$0.04	$11	$0.18	$46
Impact of weather	(0.07)	(17)	0.11	28
Electric rate plan	0.47	125	0.44	109
Gas rate plan	0.13	35	0.05	12
Net transfers to firm gas service	-	-	0.05	14
Steam rate plan	0.06	15	0.08	19
Resolution of deferred tax amortization petition in 2007 and other tax matters	(0.08)	(22)	0.06	17
Operations and maintenance expense	(0.44)	(117)	(0.05)	(13)
Long Island City power outage reserve	0.04	10	(0.10)	(24)
Depreciation and property taxes	(0.22)	(59)	(0.28)	(69)
Net interest expense	(0.07)	(19)	(0.04)	(10)
Other (includes dilutive effect of new stock issuances)	(0.16)	(23)	(0.08)	29
Total Con Edison of New York	(0.30)	(61)	0.42	158
Orange and Rockland Utilities	(0.01)	(2)	(0.01)	1
Competitive energy businesses
Earnings excluding net mark-to-market effects, gain on sale of generation projects and discontinued operations	(0.24)	(62)	0.01	8
Net mark-to-market effects	(0.20)	(54)	0.04	10
Gain on the sale of Con Edison Development’s generation projects and discontinued operations	1.48	401	0.02	7
Total Competitive energy businesses	1.04	285	0.07	25
Northeast Utilities litigation settlement	0.11	30	-	-
Other, including parent company expenses	0.05	15	0.05	8
Total variations	$0.89	$267	$0.53	$192

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

Energy Market Prices Are Volatile—The impact of changing energy market prices on the Companies is mitigated by their energy management policies and rate provisions pursuant to which the Utilities recover energy supply costs. See “Financial and Commodity Market Risks,” below. High energy market prices result in increases in energy costs billed to customers that could result in decreased energy usage. If this were to occur, until rates for Con Edison of New York’s steam business, O&R’s electric businesses in New Jersey and Pennsylvania and O&R’s gas business were adjusted to offset the effect of decreased usage, the Utilities would have decreased energy delivery revenues. Under the revenue decoupling mechanisms currently applicable to Con Edison of New York’s electric and gas businesses and O&R’s electric business in New York, the Utilities’ revenues will generally not be affected by changes in delivery volumes from levels assumed when rates were approved. See Note B to the financial statements. Prices for electricity, fuel oil and gas could also affect the value of Con Edison’s competitive energy businesses.

The Utilities Have A Substantial Ongoing Utility Construction Program—The Utilities estimate that their construction expenditures will exceed $7 billion over the next three years. The ongoing construction program includes large energy transmission, substation and distribution system projects. The failure to complete these projects in a timely manner could adversely affect the Utilities’ ability to meet their customers’ growing energy needs with the high level of reliability that they currently provide. A substantial portion of the construction program is undertaken through contractors. See “Investigation of Contractor Payments” in Note H to the financial statements. The Utilities expect to use internally-generated funds, equity contributions from Con Edison and external borrowings to fund the construction expenditures.

The Companies Are Active Participants in Financial Markets —Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability and their cost to borrow funds. The Companies’ commercial paper and unsecured debt are rated by Moody’s Investors Services, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch). The interest rates on $636 million of Con Edison of New York tax-exempt debt and $99 million of O&R tax-exempt debt are also affected by the credit ratings of bond insurers. See “Liquidity and Capital Resources – Capital

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Resources,” below. Changes to financial market conditions could also adversely affect the return on investment of the plan assets for the Companies’ pension and other postretirement benefit plans, and in 2008 did materially adversely affect the value of the plan assets. See “Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits” and “Financial and Commodity Market Risks,” below and Notes E and F to the financial statements.

The Companies Operate Essential Energy Facilities And Other Systems—The Utilities provide electricity, gas and steam service using energy facilities that are located either in, or close to, public places. A failure of, or damage to, these facilities could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. See “Manhattan Steam Main Rupture” in Note H to the financial statements. The Companies have energy facilities, information systems and business processes relating to their operations, billing, accounting and other matters, the failure of which could adversely affect the Companies’ operations and liquidity and result in substantial liability, higher costs and increased regulatory requirements. The Companies have training, operating, security, maintenance and capital programs designed to provide for the safe and reliable operation of their energy facilities, information systems and business processes.

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

The Companies May Be Affected By The Application Of Critical Accounting Policies And Rules—The application of the Companies’ critical accounting policies reflects complex judgments, assumptions and estimates. These policies, which are described in “Application of Critical Accounting Policies” below, include industry specific accounting applicable to regulated public utilities, the accounting and funding rules applicable to pensions and other postretirement benefits, and accounting for contingencies, long-lived assets, derivative instruments, goodwill and leases. New accounting policies or rules or changes to current accounting policies, rules or interpretations of such policies or rules that affect the Companies’ financial statements may be adopted by the relevant accounting or other authorities.

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

The Companies Face Risks That Are Beyond Their Control —The Companies’ results of operations can be affected by circumstances or events that are beyond their control. Weather directly influences the demand for electricity, gas and steam service, and can affect the price of energy commodities. Economic conditions can affect customers’ demand and ability to pay for service. The cost of repairing damage to the Companies’ facilities and the potential disruption of their operations due to heat, storms, natural disasters, wars, terrorist acts, pandemic illnesses and other catastrophic events could be substantial. See “Environmental Matters —Climate Change” in Item 1. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the New York or United States economy. A lower level of economic activity for these or other reasons could result in a decline in energy consumption, which could adversely affect the Companies’ revenues and earnings and limit the Companies’ future growth prospects.

Global Financial Turmoil is Ongoing—Ongoing global financial turmoil has reduced the availability, and increased the cost, of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

credit and capital and reduced the value of financial assets. The economy has entered a recession. The Companies continue to monitor the effects on their businesses of these events. See “The Companies Are Active Participants in Financial Markets” and “The Companies Face Risks That Are Beyond Their Control,” above and “Capital Resources” and “Capital Requirements,” below. For information about potential for material pension plan funding requirements, see Note E to the financial statements. The ongoing turmoil could also reduce customer demand for the services provided by the Companies and the ability of the Companies’ customers, lenders and other counterparties to meet their obligations to the Companies.

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

In the event that regulatory assets of the Utilities were no longer probable of recovery (as required by SFAS No. 71), these regulatory assets would be charged to earnings. At December 31, 2008, the regulatory assets for Con Edison and Con Edison of New York were $9 billion and $8 billion, respectively.

Accounting for Pensions and Other Postretirement Benefits

The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison’s competitive energy businesses also provide such benefits to certain of their employees. The Companies account for these benefits in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In addition, the Utilities apply SFAS No. 71 to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes E and F to the financial statements for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2008, 2007 and 2006.

The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and Con Edison of New York’s current

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

estimates for 2009 are increases, compared with 2008, in their pension and other postretirement benefits cost of $150 million and $144 million, respectively. The discount rate used to determine 2009 pension and other postretirement benefit accounting cost is 5.75 percent and the expected return on plan assets (tax-exempt assets for postretirement benefit accounting costs) is 8.5 percent.

Amortization of market gains and losses experienced in previous years is expected to increase Con Edison’s and Con Edison of New York’s pension and other postretirement benefit costs by an additional $68 million and $65 million, respectively, in 2010. A 5.0 percentage point variation in the actual annual return in 2009, as compared with the expected annual asset return of 8.5 percent, would change pension and other postretirement benefit costs for both Con Edison and Con Edison of New York by approximately $12 million and $11 million, respectively, in 2010.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa and Aaa, by Moody’s) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.

The following table illustrates the effect on 2009 pension and other postretirement costs of changing the critical actuarial assumptions discussed above, while holding all other actuarial assumptions constant:

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25%)	$30	$4	$34
Con Edison of New York	(0.25%)	$28	$4	$32
Expected return on plan assets
Con Edison	(0.25%)	$20	$3	$23
Con Edison of New York	(0.25%)	$19	$2	$21
Health care trend rate
Con Edison	1.00%	-	$3	$3
Con Edison of New York	1.00%	-	$(1)	$(1)

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)

Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25%)	$288	$47	$335
Con Edison of New York	(0.25%)	$271	$40	$311
Health care trend rate
Con Edison	1.00%	-	$17	$17
Con Edison of New York	1.00%	-	$(5)	$(5)

Pension benefits are provided through a pension plan maintained by Con Edison to which Con Edison of New York, O&R and the competitive energy businesses make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.

The Companies were not required to make cash contributions to the pension plan in 2008 under funding regulations and tax laws. However, Con Edison of New York, O&R and Con Edison’s competitive energy businesses made discretionary contributions to the plan in 2008 of $127 million, $34 million and $0.6 million, respectively, and expect to make discretionary contributions in 2009 for Con Edison of New York and O&R of $253 million and $37 million, respectively.

The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible and for the Utilities, to the extent these costs are recovered under their rate agreements. See “Expected Contributions” in Notes E and F to the financial statements.

Accounting for Contingencies

SFAS No. 5, “Accounting for Contingencies,” applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Known material contingencies, which are described in the notes to the financial statements, include the Utilities’ responsibility for hazardous substances, such as asbestos, PCBs and coal tar that have been used or generated in the course of operations (Note G); certain tax matters (Notes J and L); and other contingencies (Note H). In accordance with SFAS No. 5, the Companies have accrued estimates of losses relating to the contingencies as to which loss is probable and can be reasonably estimated and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.

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

Goodwill was $411 million at December 31, 2008. The most recent test, which was performed during the fourth quarter of 2008, did not require any second-step assessment and did not result in any impairment. The company’s most significant assumptions surrounding the goodwill impairment test relate to the estimates of reporting unit fair values. The company estimated fair values based primarily on discounted cash flows and on market values for a proxy group of companies.

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

The principal factors affecting Con Edison’s liquidity are its investments in the Utilities, the dividends it pays to its shareholders and the dividends it receives from the Utilities and cash flows from financing activities discussed below.

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

Each of the Companies believes that it will be able to meet its reasonably likely short-term and long-term cash requirements. See “Risk Factors–Global Financial Turmoil is Ongoing,” and “Application of Critical Accounting Policies–Accounting for Contingencies,” above, and “Regulatory Matters,” below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

Con Edison

(Millions of Dollars)	2008	2007	Variance 2008 vs. 2007	2006	Variance 2007 vs. 2006
Operating activities	$629	$1,555	$(926)	$1,354	$201
Investing activities	(1,071)	(2,086)	1,015	(1,918)	(168)
Financing activities	306	647	(341)	577	70
Net change	(136)	116	(252)	13	103
Balance at beginning of period	210	94	116	81	13
Balance at end of period	$74	$210	$(136)	$94	$116

Con Edison of New York

(Millions of Dollars)	2008	2007	Variance 2008 vs. 2007	2006	Variance 2007 vs. 2006
Operating activities	$1,036	$1,251	$(215)	$1,163	$88
Investing activities	(2,448)	(2,021)	(427)	(1,839)	(182)
Financing activities	1,328	844	484	662	182
Net change	(84)	74	(158)	(14)	88
Balance at beginning of period	121	47	74	61	(14)
Balance at end of period	$37	$121	$(84)	$47	$74

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

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. Principal non-cash credits include the revenue requirement impact resulting from the reconciliation pursuant to Con Edison of New York’s 2005 electric rate agreement of the differences between the actual amount of transmission and distribution utility plant, net of depreciation to the amounts reflected in electric rates (Net T&D Revenues) and amortizations of certain net regulatory liabilities. Non-cash charges or credits may also be accrued under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s electric rate plan. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits,” and Notes E and F to the financial statements and see “Rate Agreements–Con Edison of New York–Electric and O&R–Electric” in Note B to the financial statements.

Net cash flows from operating activities in 2008 for Con Edison and Con Edison of New York were $926 million and $215 million lower, respectively, than in the 2007 period. The decreases reflect primarily the July 2008 prepayment, by Con Edison of New York, of its annual New York City property taxes in the amount of $915 million. By prepaying this annual amount as opposed to paying in semi-annual installments, Con Edison of New York received a 1.5 percent reduction in its New York City property taxes. Con Edison’s decrease also reflects the 2008 payment of income taxes, which includes the taxes on the gain on the sale of Con Edison Development’s generation projects. The decreases also reflect higher cash collateral paid due to lower commodity prices associated with the Companies’ derivative transactions. Con Edison and Con Edison of New York’s decrease is offset by lower rate case amortizations and the reconciliation of Net T&D in 2008 when compared with 2007.

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

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing issue is reflected within changes to accounts receivable–customers, recoverable energy costs and accounts payable balances. In 2007, the change in other deferred charges and noncurrent assets reflects

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

a $160 million deposit paid by Con Edison to the Internal Revenue Service with respect to the timing of deductions of certain construction related costs. See Note L to the financial statements. Con Edison of New York’s and O&R’s portion of this deposit, also recorded as a noncurrent asset, was $147 million and $13 million, respectively.

The increases in regulatory assets principally reflects increases in deferred pension costs in accordance with SFAS No. 158 and increases in future federal income taxes associated with increased removal costs. See Notes A, B and E to the financial statements.

The decrease in other receivables in 2007 reflects primarily the recovery of a property tax credit associated with Con Edison of New York’s East River Plant and lower hedging program broker margin deposits (reflecting higher commodity prices). For Con Edison, the decrease also reflects the expiration of certain wholesale load contracts, and receivables associated with other hedging activities at the competitive energy businesses.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities in 2008 for Con Edison were $1,015 million lower than in 2007. The decrease reflects primarily the proceeds from the sale of Con Edison Development’s generation projects in 2008 offset, in part, by increased utility construction expenditures. Net cash flows used in investing activities for Con Edison of New York was $427 million higher in 2008 than in 2007, reflecting primarily increased utility construction expenditures in 2008.

From time to time, Con Edison of New York lends funds to O&R for periods of not more than 12 months. Con Edison of New York’s outstanding loans to O&R amounted to $113 million and $55 million at December 31, 2008 and 2007, respectively. See Note S to the financial statements.

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

Cash Flows from Financing Activities

Net cash flows from financing activities in 2008 for Con Edison were $341 million lower than in 2007 and for Con Edison of New York were $484 million higher in 2008 than in 2007, and increased $70 million and $182 million, respectively, in 2007 compared with 2006.

Con Edison’s cash flows from financing activities for the years ended December 31, 2007 and 2006, reflect the issuance through public offerings of 11 million and 9.7 million Con Edison common shares resulting in net proceeds of $558 million and $447 million, respectively. The 2007 proceeds were invested by Con Edison in Con Edison of New York ($518 million) and O&R ($40 million). The $447 million from the 2006 proceeds were invested in Con Edison of New York. For Con Edison of New York, cash flows from financing activities in 2008 also reflect a $752 million capital contribution from Con Edison.

Cash flows from financing activities for 2008, 2007 and 2006 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2008: 1.7 million shares for $42 million, 2007: 3.6 million shares for $121 million, 2006: 2.5 million shares for $63 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $21 million in 2008, $38 million in 2007 and $40 million in 2006.

Net cash flows from financing activities during the years ending December 31, 2008, 2007 and 2006 also reflect the following Con Edison of New York transactions:

2008

–	Issued $600 million 5.85% 10-year debentures, $600 million 6.75% 30-year debentures and $600 million 7.125% 10-year debentures, the proceeds of which were used to repay short-term borrowings and for other general corporate purposes; and
–	Redeemed at maturity $180 million 6.25% 10-year debentures and $100 million 6.15% 10-year debentures.

2007

–	Issued $525 million 6.30% 30-year debentures, the proceeds of which were used for general corporate purposes; and
–	Redeemed at maturity $330 million 6.45% 10-year debentures.

2006

–	Issued $400 million 5.85% 30-year debentures, $250 million 5.30% 10-year debentures and $250 million 5.70% 30-year debentures, the proceeds of which were used for general corporate purposes;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

–	Issued $400 million 6.20% 30-year debentures, the proceeds of which were used for general corporate purposes and to redeem in advance of maturity $100 million 7.75% debentures due 2026; and
–	Issued $400 million 5.50% 10-year debentures, the proceeds of which were used to redeem in advance of maturity $400 million 7.50% debentures due 2041.

In 2008, Con Edison issued $326 million of unsecured notes in exchange for a like amount of secured project debt (see Note Q to the financial statements) and redeemed at maturity $200 million 3.625% 5-year debentures. In 2007, Con Edison issued commercial paper and used available cash balances to redeem in advance of maturity $325 million 7.25% 40-year Public Income NotES.

Con Edison’s net cash flows from financing activities also include O&R’s financings. In 2008, O&R issued $50 million 6.15% 10-year debentures. The net proceeds received from the issuance were used for general corporate purposes, including repayment of short-term debt. In 2007, O&R’s New Jersey subsidiary redeemed at maturity $20 million 7.125% First Mortgage Bonds. In 2006, O&R issued $75 million of 5.45% 10-year debentures.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at December 31, 2008, 2007 and 2006 and the average daily balances for 2008, 2007 and 2006 for Con Edison and Con Edison of New York were as follows:

	2008		2007		2006
(Millions of Dollars, except Weighted Average Yield)	Out- standing at Dec. 31	Daily average	Out- standing at Dec. 31	Daily average	Out- standing at Dec. 31	Daily average
Con Edison	$363	$100	$840	$160	$117	$448
Con Edison of New York	$253	$380	$555	$151	$-	$305
Weighted average yield	2.4%	3.4%	5.5%	5.3%	5.4%	5.0%

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at December 31, 2008, compared with December 31, 2007.

(Millions of Dollars)	Con Edison 2008 vs. 2007 Variance	Con Edison of New York 2008 vs. 2007 Variance
Assets
Regulatory assets	$3,594	$3,416
Deferred derivative losses – current	215	188
Fair value of derivative assets – current	64	5

Liabilities
Pension and retiree benefits	3,573	3,421
Fair value of derivative liabilities – current	116	67

Regulatory Assets and Pension and Retiree Benefits Liability

Regulatory assets increased $3,594 million and $3,416 million for Con Edison and Con Edison of New York, respectively, at December 31, 2008 compared with December 31, 2007, due primarily to an increase in the regulatory asset for unrecognized pension and other postretirement costs. Pension and retiree benefits liability increased $3,573 million and $3,421 million for Con Edison and Con Edison of New York, respectively, at December 31, 2008 compared with December 31, 2007, due primarily to a decrease during 2008 in the fair value of the Companies’ retirement plan and other postretirement benefit plan assets. See Notes B, E and F to the financial statements.

Fair Value of Derivative Assets/Liabilities and Deferred Derivative Gains/Losses

Fair value of derivative assets increased $64 million and $5 million for Con Edison and Con Edison of New York, respectively, at December 31, 2008 compared with December 31, 2007. The changes for Con Edison are due primarily to forward price decline for energy on the portfolio of the competitive energy businesses. In addition, fair value of derivative liabilities increased $116 million and $67 million for Con Edison and Con Edison of New York, respectively, at December 31, 2008 compared with December 31, 2007. The changes are due primarily to the impact of lower electric and gas commodity prices on the hedging portfolios of the Utilities and competitive energy businesses and the timing of entering into new positions, offset in part by the maturity of certain contract positions and cash collateral.

Deferred derivative losses increased $215 million and $188 million for Con Edison and Con Edison of New York, respectively, at December 31, 2008 compared with December 31, 2007. The changes are due primarily to the impact of lower electric and gas commodity prices on the hedging portfolios of the Utilities and the timing of entering into new positions, offset in part, by the maturity of certain contract positions.

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

Capital Resources

Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison expects to finance its capital requirements primarily through the sale of securities including the issuance in 2009 of between $300 million and $550 million of Con Edison common shares in addition to stock issuances under its dividend reinvestment and employee stock plans and from dividends it receives from its subsidiaries. Con Edison’s ability to make payments on its external borrowings and dividends on its common shares is also dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries.

For information about restrictions on the payment of dividends by the Utilities and significant debt covenants, see Note C to the financial statements.

For information on the Companies’ commercial paper program and revolving credit agreements with banks, see Note D to the financial statements.

The Utilities expect to finance their operations, capital requirements and payment of dividends to Con Edison from internally-generated funds, contributions of equity capital from Con Edison and external borrowings, including long-term debt of between $1,100 million and $1,800 million in addition to debt issuances for maturing securities in 2009.

The Companies continue to evaluate their plans to finance their capital requirements in light of the ongoing extraordinary volatility and uncertainty in capital markets and the current Con Edison of New York electric rate proceeding. See “Risk Factors – Global Financial Turmoil is Ongoing,” above. The Companies require access to the capital markets to fund capital requirements that are substantially in excess of available internally-generated funds. See “Capital Requirements,” below. Each of the Companies believes that it will continue to be able to access capital, although capital market instability may affect the timing of the Companies’ financing activities and capital costs are expected to be higher than have been experienced in recent years. The Companies monitor the availability and costs of various forms of capital, and will seek to issue Con Edison common stock and other securities when it is necessary or advantageous to do so. For information about the Companies’ long-term debt and short-term borrowing, see Notes C and D to the financial statements.

In May 2005, the PSC authorized Con Edison of New York to issue up to $4.4 billion of debt securities prior to December 31, 2009, of which the company had issued $4.0 billion at December 31, 2008. In October 2008, the company filed a request with the PSC for authorization to issue additional securities prior to December 31, 2012. In January 2006, the PSC authorized O&R to issue up to $325 million of debt securities prior to December 31, 2009, of which the company had issued $125 million as of December 31, 2008. In addition, the PSC has authorized the Utilities’ to refund outstanding debt securities and preferred stock should the Utilities determine that it is economic to do so.

Con Edison’s competitive energy businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. See Note Q to the financial statements.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 was:

Earnings to Fixed Charges (Times)	2008	2007	2006	2005	2004
Con Edison	3.4	3.4	3.0	3.3	2.8
Con Edison of New York	3.3	3.6	3.2	3.6	3.1

For each of the Companies, the common equity ratio at December 31, 2008, 2007 and 2006 was:

Common Equity Ratio (Percent of total capitalization)	2008	2007	2006
Con Edison	50.7	53.7	48.5
Con Edison of New York	50.8	52.3	50.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

The commercial paper of the Companies is rated P-1, A-2 and F2, respectively, by Moody’s, S&P and Fitch. Con Edison’s long-term credit rating is A2, BBB+ and BBB+, respectively, by Moody’s, S&P and Fitch. The unsecured debt of Con Edison of New York is rated A1, A- and A-, respectively, by Moody’s, S&P and Fitch. The unsecured debt of O&R is rated A2, A- and A, respectively, by Moody’s, S&P and Fitch. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Con Edison of New York has $636 million of tax-exempt debt for which the interest rates are determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.). Credit rating agencies have downgraded the ratings of these insurers from AAA to lower levels. The weighted average annual interest rate on this tax-exempt debt was 1.14 percent on January 31, 2009. The weighted average interest rate was 3.94 percent, 3.77 percent and 3.45 percent for the years 2008, 2007 and 2006, respectively.

Con Edison of New York has $225 million of uninsured tax-exempt debt and O&R has $99 million of insured tax-exempt debt that currently bear interest at rates determined weekly and is subject to tender by bondholders for purchase by the company. Bondholders have tendered portions of this debt for purchase (see Note C to the financial statements). Of the $99 million of O&R debt, $55 million is insured by Financial Guaranty Insurance Company and $44 million is insured by Ambac Assurance Corporation (see Note C to the financial statements). Downgrades in the credit ratings of these insurers have resulted in interest rates on this O&R debt that are significantly higher than the interest rates borne by Con Edison of New York’s $225 million of uninsured weekly rate tender bonds. As of January 31, 2009, the weighted average annual interest rate on the O&R insured weekly rate tender bonds outstanding with bondholders, excluding the effects of an interest rate swap agreement (see “Interest Rate Swaps” in Note O to the financial statements), was 9.00 percent and the rate on the Con Edison of New York weekly rate tender bonds was 0.49 percent. O&R is evaluating alternatives with respect to its weekly rate tender bonds and termination of its interest rate swap agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Capital Requirements

The following table contains the Companies’ capital requirements for the years 2006 through 2008 and their current estimate of amounts for 2009 through 2011.

	Actual			Estimate
(Millions of Dollars)	2006	2007	2008	2009	2010	2011
Regulated utility construction expenditures
Con Edison of New York	$1,782	$1,879	$2,202	$2,400	$2,347	$2,063
O&R	110	112	120	154	162	146
Total regulated utility construction expenditures	1,892	1,991	2,322	2,554	2,509	2,209
Competitive energy businesses capital expenditures	6	6	4	9	6	5
Sub-total	1,898	1,997	2,326	2,563	2,515	2,214
Retirement of long-term securities at maturity*
Con Edison – parent company	-	325	204	4	2	1
Con Edison of New York	500	330	280	475	625	-
O&R	2	22	3	3	58	3
Competitive energy businesses	21	22	-	-	1	1
Total retirement of long-term securities at maturity	523	699	487	482	686	5
Total	$2,421	$2,696	$2,813	$3,045	$3,201	$2,219

*	Includes long-term securities redeemed in advance of maturity.

The Utilities have an ongoing need for substantial capital investment in order to meet the growth in demand for electricity and electric, gas and steam reliability needs. The balances in 2006, 2007 and 2008 reflect a higher level of expenditures for electric substations and ongoing improvements and reinforcements of the electric distribution system. The Utilities estimated construction expenditures for 2009, 2010, and 2011 are subject to change depending on the outcome of certain regulatory proceedings. See Note B to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Contractual Obligations

The following table summarizes the Companies’ material obligations at December 31, 2008 to make payments pursuant to contracts. Long-term debt, capital lease obligations and other long-term liabilities are included on their balance sheets. Operating leases, non-utility generator (NUG) contracts and other purchased power agreements (PPAs) (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt (Note C)
Con Edison of New York	$8,991	$475	$625	$1,000	$6,891
O&R	419	3	61	6	349
Competitive energy businesses and parent	327	4	5	4	314
Interest on long-term debt	7,927	503	888	809	5,727
Total Long-term debt, including interest	17,664	985	1,579	1,819	13,281
Capital lease obligations (Note J)
Con Edison of New York	27	8	14	5	-
Total capital lease obligations	27	8	14	5	-
Operating leases (Notes J and Q)
Con Edison of New York	270	42	83	84	61
O&R	3	1	1	1	-
Competitive energy businesses	1	1	-	-	-
Total operating leases	274	44	84	85	61
Purchase obligations
Non-utility generator contracts and purchase power agreements – Utilities (Note I)
Con Edison of New York
Energy(a)	11,980	1,207	2,063	1,366	7,344
Capacity	4,157	486	962	931	1,778
Total Con Edison of New York	16,137	1,693	3,025	2,297	9,122
O&R
Energy and Capacity(a)	279	143	136	-	-
Total non-utility generator contracts and purchase power agreements – Utilities	16,416	1,836	3,161	2,297	9,122
Natural gas supply, transportation, and storage contracts – Utilities(b)
Con Edison of New York
Natural gas supply	904	426	313	165	-
Transportation and storage	1,397	237	346	240	574
Total Con Edison of New York	2,301	663	659	405	574
O&R
Natural gas supply	124	57	45	22	-
Transportation and storage	272	44	65	47	116
Total O&R	396	101	110	69	116
Total natural gas supply, transportation and storage contracts	2,697	764	769	474	690
Other purchase obligations(c)
Con Edison of New York	2,698	1,951	664	59	24
O&R	172	133	35	2	2
Total other purchase obligations	2,870	2,084	699	61	26
Competitive energy businesses commodity and service agreements (d)	130	99	30	1	-
Uncertain income taxes (Note L)
Con Edison of New York	108	-	108	-	-
O&R	9	-	9	-	-
Competitive energy businesses	1	-	1	-	-
Total uncertain income taxes	118	-	118	-	-
Total	$40,196	$5,820	$6,454	$4,742	$23,180

(a)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.

(b)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.

(c)	Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing systems as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. The Utilities believe that unreasonable effort and expense would be involved to modify their purchasing systems to enable them to report their “Other Purchase Obligations” in a different manner.

(d)	Amounts represent commitments to purchase minimum quantities of electric energy and capacity, natural gas, natural gas pipeline capacity and generating plant services entered into by Con Edison’s competitive energy businesses.

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

Electric Power Requirements

In 2008, the Utilities purchased substantially all of the energy they sold to customers pursuant to firm contracts and through the NYISO’s wholesale electricity market. Con Edison expects that these resources will again be adequate to meet the requirements of its customers in 2009.

In general, the Utilities recover prudently-incurred purchased power costs pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction. See “Financial and Commodity Market Risks – Commodity Price Risk,” below and “Recoverable Energy Costs” in Note A to the financial statements. From time to time certain parties have petitioned the PSC to review these provisions, the elimination of which could have a material adverse effect on the Companies’ financial position, results of operations or liquidity.

To reduce the volatility of electric energy costs, the Utilities have firm contracts to purchase electric energy and enter into derivative transactions to hedge the costs of a portion of their expected purchases under these contracts and through the NYISO’s wholesale electricity market, which together cover a substantial portion of the electric energy expected to be sold to customers in 2009. See Notes I and O to the financial statements. O&R’s New Jersey subsidiary entered into firm contracts to purchase electric energy for substantially all of the electric energy expected to be sold to its customers in 2009.

Con Edison of New York also owns generating stations in New York City associated primarily with its steam system. As of December 31, 2008, the generating stations had a combined electric capacity of approximately 710 MW, based on 2008 summer ratings. O&R does not own any electric generating capacity.

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

Con Edison’s competitive energy businesses sell electricity to wholesale and retail customers in the NYISO, PJM Interconnection (PJM), ISO New England (ISO-NE) and other markets. Con Edison Energy sells the electric capacity and energy produced by plants owned, leased or operated by others. In 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note V to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Regulatory Matters

The following table, which summarizes certain significant provisions of the Utilities’ principal rate plans, should be read in conjunction with, and is subject to, the more detailed discussion of these plans and prior rate plans in Note B to the financial statements.

Effective Period	Rate Increases		Amortization To Income of Net Regulatory (Assets) and Liabilities	Other Significant Revenue Sources	Authorized Return on Equity (ROE)	ROE Sharing Threshold Earnings Sharing Terms* (Shareholders /Customers)
(Millions of Dollars, except percentages)
Con Edison of New York – Electric
April 2008 - March 2009		$425**	$50	$150 of annual transmission congestion contracts revenues	9.1%	No sharing by customers
Con Edison of New York – Gas
October 2007 - September 2010	Yr. 1 -$ Yr. 2 -$ Yr. 3 -$	67.5 67.5 67.5	$18 over 3 yrs.	$35 of annual non- firm revenues	9.7%	10.70% 50/50
Con Edison of New York – Steam
October 2008 - September 2010	Yr. 1 - $ Yr. 2 - $	43.7 43.7	Yr. 1 - $10.2 Yr. 2 - $10.2	-	9.3%	10.10% 50/50
O&R – Electric (NY)
July 2008 - June 2011	Yr. 1 - $ Yr. 2 - $ Yr. 3 - $	15.6 15.6 5.7	-	One time surcharge Yr. 3 - $9.9	9.4%	10.20% - 11.20% - 50/50 >11.20% -25/75
O&R – Gas*** (NY)
November 2006 - October 2009	Yr. 1 - $ Yr. 2 - $ Yr. 3 - $	6.5 6.5 6.3	$(3) over 3 yrs.	-	9.8%	11% - 12% -50/50 12% - 14% - 35/65 >14% - 0/100

*	Subject to limitation for cost reconciliations described in Note B to the financial statements.
**	Collection of $237 million is subject to potential refund following PSC review of certain capital expenditures.
***	Reflects phase-in of rate increase discussed in Note B to the financial statements.

In May 2008, Con Edison of New York filed a request with the PSC for an electric rate increase of $654 million. O&R has pending a request with the PSC for an increase in the rates it charges for gas service rendered in New York, effective November 2009, of $17.8 million. See Note B to the financial statements.

The Companies are actively participating in regulatory proceedings at the federal and state level related to advancing policies such as efforts to increase investment in infrastructure, including transmission, renewables and smart grid. The Companies also participate in other federal regulatory proceedings that affect electric capacity and energy markets in New York and PJM regions, and those that affect gas pipeline companies.

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

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Companies estimate that at December 31, 2008, each 10 percent variation in interest rates applicable to Con Edison’s and Con Edison of New York’s variable rate debt and commercial paper would result in a change in annual interest expense of $3 million and $2 million, respectively.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Swaps” in Note O to the financial statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures. See Note O to the financial statements.

Con Edison estimates that, as of December 31, 2008, a 10 percent decline in market prices would result in a decline in fair value of $126 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $91 million is for Con Edison of New York and $35 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the years ended December 31, 2008, and 2007, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2008	2007
	(Millions of Dollars)
Average for the period	$2	$3
High	3	7
Low	-	1

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

Con Edison of New York had $67 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at December 31, 2008. The entire amount was with commodity exchange brokers.

Con Edison’s competitive energy businesses had $222 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at December 31, 2008, of which $183 million was with investment grade counterparties, $37 million was with commodity exchange brokers or independent system operators and $2 million was with non-investment grade counterparties.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits,” above. The Companies’ current investment policy for pension plan assets

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

includes investment targets of 65 percent equities and 35 percent fixed income and other securities. At December 31, 2008, the pension plan investments consisted of 59 percent equity and 41 percent fixed income and other securities. In 2008, financial market conditions materially adversely affected the value of the plan assets. See Notes E and F to the financial statements.

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

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies—Accounting for Contingencies,” above, and Notes B, G, H, J and L to the financial statements.

Results of Operations

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies,” above) and rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters,” above). Under the revenue decoupling mechanisms currently applicable to Con Edison of New York’s electric and gas businesses and O&R’s electric business in New York, the Utilities’ revenues will generally not be affected by changes in delivery volumes from levels assumed when rates were approved. Revenues for Con Edison of New York’s steam business and O&R’s other utility businesses are affected by changes in delivery volumes resulting from weather, economic conditions and other factors. See Note B to the financial statements.

Con Edison’s results of operations for 2008 include the gain on the sale of Con Edison Development’s generation projects in 2008, the resolution in 2008 of litigation with Northeast Utilities, the impact of discontinued operations in 2008 and 2007 (see Note V to the financial statements) and the operating results of the competitive energy businesses (including net mark-to-market effects). The Companies’ results of operations for 2008, as compared with 2007, also reflect changes in the Utilities’ rate plans (including lower allowed returns on equity and additional revenues designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), an additional reserve in 2008 related to the Long Island City power outage and the resolution in 2007 of a deferred tax amortization petition (see “Regulatory Assets and Liabilities” in Note B to the financial statements). Operations and maintenance expenses were higher in 2008 compared with 2007 reflecting primarily higher costs, which are generally reflected in rates, such as pension and other post-retirement benefits, the support and maintenance of company underground facilities to accommodate municipal projects, the write-off of uncollectible accounts and additional operating programs. Depreciation and property taxes were higher in 2008 compared with 2007 reflecting primarily the impact from increased capital expenditures. For additional information about major factors affecting earnings, see “Results of Operations—Summary,” above.

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

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2008, 2007 and 2006 follows. For additional business segment financial information, see Note N to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

The Companies’ results of operations (which were discussed above under “Results of Operations—Summary”) in 2008 compared with 2007 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$463	3.5%	$539	5.5%	$55	5.9%	$(131)	(5.7)%
Purchased power	321	5.9	171	5.7	49	12.8	101	5.0
Fuel	39	6.3	72	12.2	N/A	N/A	(33)	(91.7)
Gas purchased for resale	(1)	(0.1)	21	2.1	(7)	(4.2)	(15)	(51.7)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	104	1.8	275	5.2	13	3.4	(184)	(90.2)
Other operations and maintenance	179	8.6	157	8.8	19	9.4	3	3.1
Depreciation and amortization	72	11.2	79	13.3	2	5.3	(9)	(64.3)
Taxes, other than income taxes	41	3.1	41	3.2	2	4.8	(2)	(11.1)
Income taxes	60	13.3	4	1.0	(1)	(4.2)	57	Large
Gain on sale of generation projects***	261	Large	N/A	N/A	N/A	N/A	261	Large
Operating income	13	0.9	(6)	(0.5)	(9)	(11.4)	28	71.8
Other income less deductions and related federal income tax	11	23.4	(21)	(58.3)	1	Large	31	Large
Net interest expense	27	5.2	34	7.4	(6)	(17.6)	(1)	(4.0)
Income from continuing operations	(3)	(0.3)	(61)	(7.2)	(2)	(4.3)	60	Large
Gain on sale of generation projects, net of tax***	270	Large	N/A	N/A	N/A	N/A	270	Large
Income from discontinued operations, net of tax ***	-	-	N/A	N/A	N/A	N/A	-	-
Net income	$267	28.7%	$(61)	(7.2)%	$(2)	(4.3)%	$330	Large

*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.
***	See Note V to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in 2008 compared with 2007 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2008	December 31, 2007	Variation	Percent Variation	December 31, 2008	December 31, 2007	Variation	Percent Variation
Residential/Religious	11,720	12,312	(592)	(4.8)%	$2,834	$2,657	$177	6.7%
Commercial/Industrial	12,852	12,918	(66)	(0.5)	2,720	2,486	234	9.4
Retail access customers	22,047	21,532	515	2.4	1,507	1,334	173	13.0
NYPA, Municipal Agency and other sales	11,704	11,499	205	1.8	413	342	71	20.8
Other operating revenues	-	-	-	-	404	621	(217)	(34.9)
Total	58,323	58,261	62	0.1%	$7,878	$7,440	$438	5.9%

Con Edison of New York’s electric operating revenues increased $438 million in 2008 compared with 2007 due primarily to the electric rate plans ($201 million), increased recoverable fuel costs ($52 million) and an increase in recoverable purchased power costs ($163 million). Effective April 2008, Con Edison of New York’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements.

Electric delivery volumes in Con Edison of New York’s service area increased 0.1 percent in 2008 compared with 2007. After adjusting for variations, principally weather and billing days, electric delivery volumes in Con Edison of New York’s service area increased 0.5 percent in 2008 compared with 2007.

Con Edison of New York’s electric fuel costs increased $52 million in 2008 compared with 2007 due primarily to an increase in unit costs ($56 million), offset by lower sendout volumes from the company’s generating facilities ($4 million). Electric purchased power costs increased $163 million in 2008 compared with 2007 reflecting an increase in unit costs ($265 million), offset by a decrease in purchased volumes ($102 million).

Con Edison of New York’s electric operating income increased $4 million in 2008 compared with 2007. The increase reflects primarily higher net revenues ($223 million, due primarily to the electric rate plan), offset in part by higher operations and maintenance costs ($102 million, due primarily to a reserve associated with the Long Island City power outage ($23 million) and increased pension expenses ($67 million)), depreciation ($73 million), income taxes ($24 million) and taxes other than income taxes ($19 million, principally state and local taxes on revenue).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in 2008 compared with 2007 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2008	December 31, 2007	Variation	Percent Variation	December 31, 2008	December 31, 2007	Variation	Percent Variation
Residential	40,195	42,573	(2,378)	(5.6)%	$850	$842	$8	1.0%
General	28,748	31,162	(2,414)	(7.7)	482	499	(17)	(3.4)
Firm transportation	43,245	39,016	4,229	10.8	202	168	34	20.2
Total firm sales and transportation	112,188	112,751	(563)	(0.5)	1,534	1,509	25	1.7
Interruptible sales	11,220	10,577	643	6.1	138	88	50	56.8
NYPA	44,694	42,085	2,609	6.2	4	4	-	-
Generation plants	74,082	79,942	(5,860)	(7.3)	55	52	3	5.8
Other	20,004	15,318	4,686	30.6	30	24	6	25.0
Other operating revenues	-	-	-	-	78	82	(4)	(4.9)
Total	262,188	260,673	1,515	0.6%	$1,839	$1,759	$80	4.5%

Con Edison of New York’s gas operating revenues increased $80 million in 2008 compared with 2007 due primarily to an increase in recoverable purchased gas costs ($21 million), the gas rate plans ($58 million) and sales growth ($2 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause and, effective October 2007, a revenue decoupling mechanism as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements.

Con Edison of New York’s sales and transportation volumes for firm customers decreased 0.5 percent in 2008 compared with 2007, reflecting primarily the impact of the milder winter weather in 2008 compared with 2007. After adjusting for variations, principally weather and billing days firm gas sales and transportation volumes in the company’s service area increased 0.6 percent in 2008.

Con Edison of New York’s purchased gas cost increased $21 million in 2008 compared with 2007 due to higher unit costs ($159 million), offset by lower sendout volumes ($138 million).

Con Edison of New York’s gas operating income decreased $3 million in 2008 compared with 2007. The decrease reflects primarily higher operations and maintenance expense ($38 million, due primarily to higher transmission and distribution expenses ($22 million) and higher pension expense ($9 million)), taxes other than income taxes ($20 million, principally property taxes) and depreciation ($5 million), offset in part by higher net revenues ($59 million) and lower income taxes ($3 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Steam

Con Edison of New York’s steam sales and deliveries in 2008 compared with 2007 were:

	Millions of Pounds Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2008	December 31, 2007	Variation	Percent Variation	December 31, 2008	December 31, 2007	Variation	Percent Variation
General	785	589	196	33.3%	$23	$23	$-	-%
Apartment house	6,614	7,519	(905)	(12.0)	186	188	(2)	(1.1)
Annual power	16,577	17,696	(1,119)	(6.3)	468	443	25	5.6
Other operating revenues	-	-	-	-	30	32	(2)	(6.3)
Total	23,976	25,804	(1,828)	(7.1)%	$707	$686	$21	3.1%

Con Edison of New York’s steam operating revenues increased $21 million in 2008 compared with 2007 due primarily to the net change in rates under the steam rate plan ($25 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements.

Steam sales and delivery volumes decreased 7.1 percent in 2008 compared with 2007, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 3.0 percent in 2008, reflecting primarily lower customer usage.

Con Edison of New York’s steam fuel costs increased $20 million in 2008 compared with 2007 due primarily to higher unit costs ($43 million), offset by lower sendout volumes ($23 million). Steam purchased power costs increased $8 million in 2008 compared with 2007 due primarily to higher unit costs ($17 million), offset by a decrease in purchased volumes ($9 million).

Steam operating income decreased $7 million in 2008 compared with 2007. The decrease reflects primarily higher operations and maintenance expense ($15 million, due primarily to higher distribution expense ($12 million)), taxes other than income taxes ($2 million, principally property taxes) and lower net revenues ($7 million), offset by lower income taxes ($17 million).

Taxes Other Than Income Taxes

At over $1 billion, taxes other than income taxes remain one of Con Edison of New York’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

(Millions of Dollars)	2008		2007		Increase/ (Decrease)
Property taxes	$955		$936		$19
State and local taxes related to revenue receipts	283		262		21
Payroll taxes	58		55		3
Other taxes	9		10		(1)
Total	$1,305	(a)	$1,263	(a)	$42

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2008 and 2007 were $1.7 billion and $1.6 billion, respectively.

Income Taxes

Operating income taxes increased $4 million in 2008 compared with 2007 due primarily to higher taxable income in the 2008 period.

Other Income (Deductions)

Other income (deductions) decreased $21 million in 2008 compared with 2007 due primarily to lower interest income in 2008.

Net Interest Expense

Net interest expense increased $34 million in 2008 compared with 2007 due primarily to new debt issuances, higher interest rates on floating-rate debt and lower principal amounts of commercial paper outstanding in 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in 2008 compared with 2007 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2008	December 31, 2007	Variation	Percent Variation	December 31, 2008	December 31, 2007	Variation	Percent Variation
Residential/Religious	1,892	1,913	(21)	(1.1)%	$330	$298	$32	10.7%
Commercial/Industrial	2,082	2,191	(109)	(5.0)	303	283	20	7.1
Retail access customers	1,814	1,687	127	7.5	80	73	7	9.6
Public authorities	119	120	(1)	(0.8)	17	15	2	13.3
Other operating revenues	-	-	-	-	3	2	1	50.0
Total	5,907	5,911	(4)	(0.1)%	$733	$671	$62	9.2%

O&R’s electric operating revenues increased $62 million in 2008 compared with 2007 due primarily to increased recoverable purchased power costs ($49 million) and the impact of the electric rate plan that went into effect July 1, 2008 ($8 million). Effective July 2008, O&R’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements.

Electric delivery volumes in O&R’s service area decreased 0.1 percent in 2008 compared with 2007. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area decreased 1.0 percent in 2008 compared with 2007.

Electric operating income decreased by $6 million in 2008 compared with 2007. The decrease reflects primarily higher operations and maintenance expense ($19 million, due primarily to higher maintenance costs ($6 million), pension expense ($4 million) and demand management program expenses ($3 million)), depreciation ($1 million) and taxes other than income taxes ($1 million, principally property taxes), offset by higher net revenues ($13 million) and lower income taxes ($1 million).

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in 2008 compared with 2007 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2008	December 31, 2007	Variation	Percent Variation	December 31, 2008	December 31, 2007	Variation	Percent Variation
Residential	8,068	8,768	(700)	(8.0)%	$142	$152	$(10)	(6.6)%
General	1,816	2,066	(250)	(12.1)	30	34	(4)	(11.8)
Firm transportation	10,471	10,248	223	2.2	45	39	6	15.4
Total firm sales and transportation	20,355	21,082	(727)	(3.4)	217	225	(8)	(3.6)
Interruptible sales	5,409	5,983	(574)	(9.6)	27	25	2	8.0
Generation plants	2,327	4,552	(2,225)	(48.9)	4	3	1	33.3
Other	1,007	1,044	(37)	(3.5)	-	-	-	-
Other gas revenues	-	-	-	-	10	12	(2)	(16.7)
Total	29,098	32,661	(3,563)	(10.9)%	$258	$265	$(7)	(2.6)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

O&R’s gas operating revenues decreased $7 million in 2008 compared with 2007 due primarily to the decrease in gas purchased for resale in 2008 ($7 million).

Sales and transportation volumes for firm customers decreased 3.4 percent in 2008 compared with 2007, reflecting the impact of the weather in 2008. After adjusting for weather and other variations, total firm sales and transportation volumes were the same in 2008 compared with 2007. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income decreased by $3 million in 2008 compared with 2007. The decrease reflects primarily higher depreciation ($1 million), income taxes ($1 million) and taxes other than income taxes ($1 million, principally state and local taxes).

Taxes Other Than Income Taxes

Taxes, other than income taxes, increased $2 million in 2008 compared with 2007. The principal components of taxes, other than income taxes, were:

(Millions of Dollars)	2008		2007		Increase/ (Decrease)
Property taxes	$27		$25		$2
State and local taxes related to revenue receipts	12		13		(1)
Payroll taxes	5		4		1
Total	$44	(a)	$42	(a)	$2

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2008 and 2007 were $78 million and $71 million, respectively.

Income Taxes

Operating income taxes decreased $1 million in 2008 compared with 2007.

Other Income (Deductions)

Other income (deductions) increased $3 million in 2008 compared with 2007 due primarily to higher interest income in 2008.

Net Interest Expense

Net interest expense decreased $4 million in 2008 compared with 2007 due primarily to interest accrued for the potential repayment of tax benefits from the timing of tax deductions of certain construction related costs in 2007 (see Note L to the financial statements).

Competitive Energy Businesses

The competitive energy businesses’ earnings from continuing operations increased $15 million in 2008 compared with 2007 due primarily to a $131 million gain on the sale of Con Edison Development’s generation projects, offset by lower net income from generation projects, lower gross margins from electric wholesale and retail sales and mark-to-market losses. Income from continuing operations reflects a pre-tax gain of $261 million and income taxes of $130 million, related to the sale of Con Edison Development’s generation projects.

Operating revenues decreased $108 million in 2008 compared with 2007, due primarily to decreased electric generation and retail revenues. Revenue from the sale of electricity from the competitive energy businesses’ generation facilities decreased $87 million in 2008 as compared with 2007 due to the sale of Con Edison Development’s generation projects during the second quarter of 2008. Electric retail revenues decreased $54 million in 2008 as compared with 2007, due primarily to lower sales volumes ($181 million), offset by higher unit prices ($127 million). Electric retail revenues decreased 4 percent from 2007 to 2008 and gross margins decreased primarily due to lower volumes and lower per unit margins. Electric wholesale revenues increased $76 million, due primarily to higher per unit prices ($104 million), offset by lower sales volume ($28 million). Electric wholesale revenues increased by 9 percent from 2007 to 2008 and gross margin decreased primarily due to lower volumes and lower per unit margins. Net mark-to-market losses increased $91 million in 2008 as compared with 2007 due primarily to lower prices on electric and natural gas contracts, which were economic hedges for retail obligations (but were not accounted for as cash flow hedges). Other revenues increased $47 million in 2008 as compared with 2007 due primarily to energy services revenue.

Operating expenses excluding income taxes increased $69 million in 2008 compared with 2007, reflecting increased purchased power costs ($125 million) and other operations and maintenance costs ($3 million), offset in part by lower depreciation ($9 million), fuel costs ($33 million), gas purchased for resale costs ($14 million) and taxes other than income taxes ($3 million).

Other income decreased $12 million in 2008 as compared with 2007 due primarily to an impairment charge on investments in electric generating plants ($4 million) in 2008 and a gain from the sale of Con Edison Development’s interest in Everpower Wind LLC in 2007 ($6 million).

Income taxes increased $56 million in 2008 as compared with 2007, due primarily to the sale of Con Edison Development’s generation projects.

Discontinued Operations

Net income from discontinued operations was the same in 2008 compared with 2007. See Note V to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Other

For Con Edison, “Other” also includes the receipt of $30 million after-tax for a litigation settlement with Northeast Utilities in the nine months ended September 30, 2008 and inter-company eliminations relating to operating revenues and operating expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2007 compared with 2006 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$1,158	9.7%	$597	6.4%	$118	14.4%	$443	23.9%
Purchased power	452	9.1	(38)	(1.2)	77	25.1	413	25.5
Fuel	71	12.8	63	12.0	N/A	N/A	8	28.6
Gas purchased for resale	91	8.4	76	8.4	16	10.7	(1)	(3.3)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	544	10.2	496	10.3	25	6.9	23	12.7
Other operations and maintenance	201	10.7	164	10.1	18	9.7	19	24.4
Depreciation and amortization	50	8.4	48	8.8	3	8.6	(1)	(6.7)
Taxes, other than income taxes	74	5.9	80	6.8	(5)	(10.6)	(1)	(5.3)
Income taxes	45	11.1	37	10.4	(1)	(4.0)	9	33.3
Operating income	174	14.3	167	15.0	10	14.5	(3)	(7.1)
Other income less deductions and related federal income tax	18	62.1	3	9.1	(3)	(75.0)	18	Large
Net interest expense	7	1.4	12	2.7	6	21.4	(11)	(30.6)
Income from continuing operations	185	25.0	158	23.0	1	2.2	26	Large
Discontinued operations ***	7	Large	N/A	N/A	N/A	N/A	7	Large
Net income	$192	26.1%	$158	23.0%	$1	2.2%	$33	Large

*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.
***	See Note V to the financial statements.

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

Steam

Con Edison of New York’s steam sales and deliveries in 2007 compared with 2006 were:

	Millions of Pounds Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2007	December 31, 2006	Variation	Percent Variation	December 31, 2007	December 31, 2006	Variation	Percent Variation
General	589	515	74	14.4%	$23	$21	$2	9.5%
Apartment house	7,519	6,774	745	11.0	188	174	14	8.0
Annual power	17,696	15,961	1,735	10.9	443	405	38	9.4
Other operating revenues	—	—	—	—	32	23	9	39.1
Total	25,804	23,250	2,554	11.0%	$686	$623	$63	10.1%

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

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in 2007 compared with 2006 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2007	December 31, 2006	Variation	Percent Variation	December 31, 2007	December 31, 2006	Variation	Percent Variation
Residential/Religious	1,913	1,803	110	6.1%	$298	$252	$46	18.3%
Commercial/Industrial	2,191	2,094	97	4.6	283	237	46	19.4
Retail access customers	1,687	1,765	(78)	(4.4)	73	76	(3)	(3.9)
Public authorities	120	114	6	5.3	15	14	1	7.1
Other operating revenues	—	—	—	—	2	3	(1)	(33.3)
Total	5,911	5,776	135	2.3%	$671	$582	$89	15.3%

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

Discontinued Operations

Net income from discontinued operations was $4 million in 2007 compared with a $3 million loss in 2006, reflecting lower mark-to-market losses in 2007 from certain Con Edison Development generation projects. See Note V to the financial statements.

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

Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2008 and 2007 (Unaudited)

	2008
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,577	$3,149	$3,858	$2,999
Operating income	390	430	311	277
Income from continuing operations	300	302	182	138
Income from discontinued operations	3	271	-	-
Net income	303	573	182	138
Continuing operations	$1.10	$1.03	$0.66	$0.58
Discontinued operations	$0.01	$1.00	-	-
Basic earnings per common share	$1.11	$2.03	$0.66	$0.58
Continuing operations	$1.10	$1.02	$0.66	$0.58
Discontinued operations	$0.01	$1.00	-	-
Diluted earnings per common share	$1.11	$2.02	$0.66	$0.58

	2007
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,357	$2,957	$3,579	$3,227
Operating income	376	267	419	333
Income from continuing operations	258	151	310	206
(Loss)/Income from discontinued operations	(2)	3	2	1
Net income	256	154	312	207
Continuing operations	$1.00	$0.57	$1.14	$0.77
Discontinued operations	$(0.01)	$0.01	$0.01	-
Basic earnings per common share	$0.99	$0.58	$1.15	$0.77
Continuing operations	$1.00	$0.57	$1.14	$0.75
Discontinued operations	$(0.01)	$0.01	$0.01	-
Diluted earnings per common share	$0.99	$0.58	$1.15	$0.75

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2008
Con Edison of New York	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,741	$2,294	$3,023	$2,366
Operating income	333	238	374	326
Net income for common stock	219	121	250	193
	2007
Con Edison of New York	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,673	$2,236	$2,578	$2,398
Operating income	346	242	396	293
Net income for common stock	236	139	284	185

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

Management of Con Edison assessed the effectiveness of internal control over financial reporting as of December 31, 2008, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management has concluded that Con Edison had effective internal control over financial reporting as of December 31, 2008.

The effectiveness of Con Edison’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, Con Edison’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

Kevin Burke
Chairman, President and Chief Executive Officer
Robert Hoglund
Senior Vice President and Chief Financial Officer

February 19, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Consolidated Edison, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries (the Company) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 19, 2009

Consolidated Edison, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2008	2007
Assets
Utility Plant, at Original Cost (Note A)
Electric	$17,483	$15,979
Gas	3,696	3,403
Steam	1,849	1,755
General	1,795	1,732
Total	24,823	22,869
Less: Accumulated depreciation	5,079	4,784
Net	19,744	18,085
Construction work in progress	1,109	1,028
Net Utility Plant	20,853	19,113
Non-Utility Plant (Note A)
Non-utility property, less accumulated depreciation of $40 and $36 in 2008 and 2007, respectively	20	18
Non-utility property held for sale (Note V)	-	778
Construction work in progress	1	5
Net Plant	20,874	19,914
Current Assets
Cash and temporary cash investments (Note A)	74	210
Accounts receivable—customers, less allowance for uncollectible accounts of
$58 and $47 in 2008 and 2007, respectively	952	970
Accrued unbilled revenue (Note A)	131	149
Other receivables, less allowance for uncollectible accounts of $6 in 2008 and 2007	339	288
Fuel oil, at average cost	37	44
Gas in storage, at average cost	325	215
Materials and supplies, at average cost	154	146
Prepayments	697	119
Fair value of derivative assets	162	98
Recoverable energy costs (Notes A and B)	172	213
Deferred derivative losses	260	45
Current assets held for sale (Note V)	-	40
Other current assets	16	13
Total Current Assets	3,319	2,550
Investments (Note A)	356	378
Deferred Charges, Regulatory Assets and Noncurrent Assets
Goodwill (Note K)	411	408
Intangible assets, less accumulated amortization of $2 and $1 in 2008 and 2007, respectively	5	2
Regulatory assets (Note B)	8,105	4,511
Noncurrent assets held for sale (Note V)	-	88
Other deferred charges and noncurrent assets	428	411
Total Deferred Charges, Regulatory Assets and Noncurrent Assets	8,949	5,420
Total Assets	$33,498	$28,262

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2008	2007
Capitalization and Liabilities
Capitalization
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$9,698	$9,076
Preferred stock of subsidiary (See Statement of Capitalization)	213	213
Long-term debt (See Statement of Capitalization)	9,232	7,611
Total Capitalization	19,143	16,900
Minority Interests	-	43
Noncurrent Liabilities
Obligations under capital leases (Note J)	17	22
Provision for injuries and damages (Note G)	169	161
Pensions and retiree benefits	4,511	938
Superfund and other environmental costs (Note G)	250	327
Uncertain income taxes	118	155
Asset retirement obligations (Note R)	115	110
Fair value of derivative liabilities	120	15
Noncurrent liabilities held for sale (Note V)	-	61
Other noncurrent liabilities	79	95
Total Noncurrent Liabilities	5,379	1,884
Current Liabilities
Long-term debt due within one year	482	809
Notes payable	363	840
Accounts payable	1,161	1,187
Customer deposits	265	249
Accrued taxes	57	26
Accrued interest	139	149
Accrued wages	88	82
Fair value of derivative liabilities	192	76
Deferred derivative gains (Note B)	23	10
Deferred income taxes—recoverable energy costs (Note L)	70	86
Current liabilities held for sale (Note V)	-	28
Other current liabilities	365	309
Total Current Liabilities	3,205	3,851
Deferred Credits and Regulatory Liabilities
Deferred income taxes and investment tax credits (Notes A and L)	4,999	4,465
Regulatory liabilities (Note B)	737	1,097
Other deferred credits	35	22
Total Deferred Credits and Regulatory Liabilities	5,771	5,584
Total Capitalization and Liabilities	$33,498	$28,262

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2008	2007	2006
Operating Revenues (Note A)
Electric	$8,611	$8,110	$7,634
Gas	2,097	2,025	1,849
Steam	707	686	623
Non-utility	2,168	2,299	1,856
Total Operating Revenues	13,583	13,120	11,962
Operating Expenses
Purchased power	5,749	5,428	4,976
Fuel	663	624	553
Gas purchased for resale	1,172	1,173	1,082
Other operations and maintenance	2,259	2,080	1,879
Depreciation and amortization (Note A)	717	645	595
Taxes, other than income taxes	1,364	1,323	1,249
Income taxes (Notes A and L)	512	452	407
Total Operating Expenses	12,436	11,725	10,741
Gain on sale of generation projects	261	-	-
Operating Income	1,408	1,395	1,221
Other Income (Deductions)
Investment and other income (Note A)	89	58	39
Allowance for equity funds used during construction (Note A)	8	8	6
Preferred stock dividend requirements of subsidiary	(11)	(11)	(11)
Other deductions	(16)	(23)	(23)
Income taxes (Notes A and L)	(12)	15	18
Total Other Income (Deductions)	58	47	29
Interest Expense
Interest on long-term debt	519	470	441
Other interest	33	57	75
Allowance for borrowed funds used during construction (Note A)	(8)	(10)	(6)
Net Interest Expense	544	517	510
Income From Continuing Operations	922	925	740
Income/(Loss) From Discontinued Operations
Gain on sale of generation projects, net of tax expense of $174 in 2008	270	-	-
Income/(Loss) from discontinued operations, net of tax expense/(benefit) of $3, $1, and $(13) in 2008, 2007, and 2006, respectively	4	4	(3)
Total Income/(Loss) From Discontinued Operations (Notes U and V)	274	4	(3)
Net Income	$1,196	$929	$737
Earnings Per Common Share—Basic
Continuing operations	$3.37	$3.48	$2.97
Discontinued operations	1.01	0.01	(0.01)
Net income	$4.38	$3.49	$2.96
Earnings Per Common Share—Diluted
Continuing operations	$3.36	$3.46	$2.96
Discontinued operations	1.01	0.01	(0.01)
Net income	$4.37	$3.47	$2.95
Dividends Declared Per Share of Common Stock	$2.34	$2.32	$2.30
Average Number of Shares Outstanding—Basic (in Millions)	272.9	266.3	249.3
Average Number of Shares Outstanding—Diluted (in Millions)	273.6	267.3	250.3

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2008	2007	2006
Net Income	$1,196	$929	$737
Other Comprehensive Income/(Loss), Net of Taxes
Pension plan liability adjustments, net of $(21) and $(3) taxes in 2008 and 2006, respectively	(31)	-	(5)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $(1), $2 and $(69) taxes in 2008, 2007 and 2006, respectively	(2)	3	(99)
Less: Reclassification adjustment for losses included in net income, net of $(1), $(25) and $(50) taxes in 2008, 2007 and 2006, respectively	(1)	(37)	(71)
Less: Reclassification adjustment for unrealized losses included in regulatory assets, net of $(5) taxes in 2008	(8)	-	-
Total Other Comprehensive Income/(Loss), Net of Taxes	(24)	40	(33)
Comprehensive Income	$1,172	$969	$704

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Common Shareholders’ Equity

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid- In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
Balance as of December 31, 2005	245,286,058	$27	$2,768	$5,605	23,210,700	$(1,001)	$(55)	$(34)	$7,310
Net income				737					737
Common stock dividends				(573)					(573)
Issuance of common shares—public offering	9,715,000	1	449				(3)		447
Issuance of common shares—dividend reinvestment and employee stock plans	2,455,245		120						120
Stock options			(23)	35					12
Other comprehensive loss								(33)	(33)
Adjustment to initially apply FASB Statement No. 158, net of tax (Notes E and F)								(16)	(16)
Balance as of December 31, 2006	257,456,303	$28	$3,314	$5,804	23,210,700	$(1,001)	$(58)	$(83)	$8,004
Net income				929					929
Common stock dividends				(620)					(620)
Issuance of common shares—public offering	11,000,000	1	559				(2)		558
Issuance of common shares—dividend reinvestment and employee stock plans	3,568,571		165						165
Other comprehensive income								40	40
Balance as of December 31, 2007	272,024,874	$29	$4,038	$6,113	23,210,700	$(1,001)	$(60)	$(43)	$9,076
Net income				1,196					1,196
Common stock dividends				(639)					(639)
Issuance of common shares—dividend reinvestment and employee stock plans	1,696,812		74						74
Other comprehensive loss								(24)	(24)
Adjustment to initially apply FASB Statement No. 157, net of taxes (Note O)				15					15
Balance as of December 31, 2008	273,721,686	$29	$4,112	$6,685	23,210,700	$(1,001)	$(60)	$(67)	$9,698

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(Millions of Dollars)	2008	2007	2006
Operating Activities
Net Income	$1,196	$929	$737
Principal Non-Cash Charges/(Credits) to Income
Depreciation and amortization	717	667	620
Deferred income taxes	470	335	338
Rate case amortization and accruals	(176)	(316)	(218)
Net transmission and distribution reconciliation	(50)	(187)	(115)
Common equity component of allowance for funds used during construction	(8)	(8)	(6)
Prepaid pension costs (net of capitalized amounts)	-	(13)	(23)
Net derivative losses	100	8	37
Pre-tax gain on sale of generation projects	(704)	-	-
Other non-cash items (net)	(83)	72	69
Changes in Assets and Liabilities
Accounts receivable—customers, less allowance for uncollectibles	18	(150)	200
Materials and supplies, including fuel oil and gas in storage	(111)	45	(41)
Other receivables and other current assets	(110)	217	(262)
Prepayments	(578)	38	277
Recoverable energy costs	124	16	51
Accounts payable	(92)	64	(108)
Pensions and retiree benefits	18	(21)	7
Accrued taxes	31	(3)	(58)
Accrued interest	(10)	10	37
Deferred charges, noncurrent assets and other regulatory assets	(443)	(66)	(208)
Deferred credits and other regulatory liabilities	303	(173)	(27)
Other assets	121	(19)	13
Other liabilities	(104)	110	34
Net Cash Flows from Operating Activities	629	1,555	1,354
Investing Activities
Utility construction expenditures (excluding capitalized support costs of $(63) and $(45) in 2007 and 2006, respectively)	(2,322)	(1,928)	(1,847)
Cost of removal less salvage	(198)	(190)	(167)
Non-utility construction expenditures	(4)	(6)	(6)
Common equity component of allowance for funds used during construction	8	8	6
Increase in restricted cash	-	-	(3)
Proceeds from sale of generation projects	1,477	-	-
Proceeds from sale of properties	-	30	60
Purchase of ownership interest in Hawkeye lease	(12)	-	-
Purchase of ownership interest in Newington SCS	(20)	-	-
Proceeds from sale of Con Edison Communications	-	-	39
Net Cash Flows Used in Investing Activities	(1,071)	(2,086)	(1,918)
Financing Activities
Net proceeds from/(payments of) short-term debt	(477)	723	(638)
Retirement of long-term debt	(487)	(699)	(523)
Issuance of long-term debt	1,850	525	1,775
Issuance of common stock	51	685	510
Debt issuance costs	(13)	(5)	(14)
Common stock dividends	(618)	(582)	(533)
Net Cash Flows from Financing Activities	306	647	577
Cash and Temporary Cash Investments:
Net Change for the Period	(136)	116	13
Balance at Beginning of Period	210	94	81
Balance at End of Period	$74	$210	$94
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$557	$463	$451
Income taxes	$394	$234	$67

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

	Shares outstanding
	December 31,	December 31,	At December 31,
(Millions of Dollars)	2008	2007	2008	2007
Total Common Shareholders’ Equity Before	273,721,686	272,024,874	$9,765	$9,119
Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss
Pension plan liability adjustments, net of $(21) taxes in 2008			(64)	(33)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $(32) and $(31) taxes in 2008 and 2007, respectively			(46)	(44)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $(25) and $(24) taxes in 2008 and 2007, respectively			(35)	(34)
Less: Reclassification adjustment for unrealized losses included in regulatory assets, net of $(5) taxes in 2008			(8)	-
Total Accumulated Other Comprehensive Loss, Net of Taxes			(67)	(43)
Total Common Shareholders’ Equity (See Statement of Common Shareholders’ Equity and Note C)			9,698	9,076
Preferred Stock of Subsidiary (Note C)
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22
Total Preferred Stock			$213	$213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

Long-Term Debt (Note C) (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2008	2007
Debentures:
2008	6.25%	1998A	$-	$180
2008	6.15	1998C	-	100
2008	3.625	2003A	-	200
2009	7.15	1999B	200	200
2009	4.70	2004C	275	275
2010	8.125	2000A	325	325
2010	7.50	2000A	55	55
2010	7.50	2000B	300	300
2012	5.625	2002A	300	300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2015	5.375	2005C	350	350
2015	5.30	2005A	40	40
2016	5.45	2006A	75	75
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	-
2018	7.125	2008C	600	-
2018	6.15	2008A	50	-
2027	6.50	1997F	80	80
2028	7.10	1998B	105	105
2028	6.90	1998D	75	75
2029	7.00	1999G	45	45
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	-
Total Debentures			8,250	6,880
Transition Bonds:
2019*	5.22%	2004-1	37	40
Total Transition Bonds			37	40
Tax-Exempt Debt — Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds**:
2014	10.00% (Note O)	1994***	6	55
2015	9.00	1995***	28	44
2032	1.89	2004B Series 1	127	127
2034	1.855	1999A	293	293
2035	2.19	2004B Series 2	20	20
2036	4.70 (Note O)	2001A	225	225
2036	1.59	2001B	98	98
2039	1.49	2004A	98	98
2039	0.78	2004C	99	99
2039	1.89	2005A	126	126
Total Tax-Exempt Debt			1,120	1,185
Long-term debt (Note Q)			322	326
Other long-term debt			8	9
Unamortized debt discount			(23)	(20)
Total			9,714	8,420
Less: long-term debt due within one year			482	809
Total Long-Term Debt			9,232	7,611
Total Capitalization			$19,143	$16,900

*	The final date to pay the entire remaining unpaid principal balance, if any, of all outstanding bonds is May 17, 2021.
**	Other than Series 2001A, rates reset weekly or by auction held every 35 days; December 31, 2008 rates shown.
***	Issued for O&R pollution control financing.

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

Management of Con Edison of New York assessed the effectiveness of internal control over financial reporting as of December 31, 2008, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management has concluded that Con Edison of New York had effective internal control over financial reporting as of December 31, 2008.

The effectiveness of Con Edison of New York’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, Con Edison of New York’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

Kevin Burke
Chairman and Chief Executive Officer

Robert Hoglund
Senior Vice President and Chief Financial Officer

February 19, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Trustees of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries (the Company) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 19, 2009

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2008	2007
Assets
Utility Plant, at Original Cost (Note A)
Electric	$16,460	$15,027
Gas	3,273	2,999
Steam	1,849	1,755
General	1,646	1,599
Total	23,228	21,380
Less: Accumulated depreciation	4,636	4,360
Net	18,592	17,020
Construction work in progress	1,051	973
Net Utility Plant	19,643	17,993
Non-Utility Property (Note A)
Non-utility property, less accumulated depreciation of $19 and $18 in 2008 and 2007, respectively	11	12
Net Plant	19,654	18,005
Current Assets
Cash and temporary cash investments (Note A)	37	121
Accounts receivable—customers, less allowance for uncollectible accounts of $52 and $43 in 2008 and 2007, respectively	816	832
Other receivables, less allowance for uncollectible accounts of
$4 and $3 in 2008 and 2007, respectively	248	159
Accounts receivable from affiliated companies	272	96
Fuel oil, at average cost	37	44
Gas in storage, at average cost	261	170
Materials and supplies, at average cost	145	138
Prepayments	538	81
Fair value of derivative assets	71	66
Recoverable energy costs (Notes A and B)	146	190
Deferred derivative losses	232	44
Other current assets	4	5
Total Current Assets	2,807	1,946
Investments	93	111
Deferred Charges, Regulatory Assets and Noncurrent Assets
Regulatory assets (Note B)	7,519	4,103
Other deferred charges and noncurrent assets	342	339
Total Deferred Charges, Regulatory Assets and Noncurrent Assets	7,861	4,442
Total Assets	$30,415	$24,504

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2008	2007
Capitalization and Liabilities
Capitalization
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$8,991	$8,086
Preferred stock (See Statement of Capitalization)	213	213
Long-term debt (See Statement of Capitalization)	8,494	7,172
Total Capitalization	17,698	15,471
Noncurrent Liabilities
Obligations under capital leases (Note J)	17	22
Provision for injuries and damages (Note G)	163	154
Pensions and retiree benefits	4,059	638
Superfund and other environmental costs (Note G)	196	271
Uncertain income taxes	108	142
Asset retirement obligations (Note R)	115	110
Fair value of derivative liabilities	29	4
Other noncurrent liabilities	61	77
Total Noncurrent Liabilities	4,748	1,418
Current Liabilities
Long-term debt due within one year	475	280
Notes payable	253	555
Accounts payable	952	899
Accounts payable to affiliated companies	26	19
Customer deposits	250	234
Accrued taxes	41	21
Accrued taxes to affiliated companies	25	9
Accrued interest	131	134
Accrued wages	80	74
Fair value of derivative liabilities	87	20
Deferred derivative gains (Note B)	23	5
Deferred income taxes—recoverable energy costs (Note L)	59	77
Other current liabilities	325	276
Total Current Liabilities	2,727	2,603
Deferred Credits and Regulatory Liabilities
Deferred income taxes and investment tax credits (Notes A and L)	4,611	4,018
Regulatory liabilities (Note B)	600	976
Other deferred credits	31	18
Total Deferred Credits and Regulatory Liabilities	5,242	5,012
Total Capitalization and Liabilities	$30,415	$24,504

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2008	2007	2006
Operating Revenues (Note A)
Electric	$7,878	$7,440	$7,052
Gas	1,839	1,759	1,613
Steam	707	686	623
Total Operating Revenues	10,424	9,885	9,288
Operating Expenses
Purchased power	3,185	3,014	3,052
Fuel	660	588	525
Gas purchased for resale	999	978	902
Other operations and maintenance	1,937	1,780	1,616
Depreciation and amortization (Note A)	672	593	545
Taxes, other than income taxes	1,304	1,263	1,183
Income taxes (Notes A and L)	396	392	355
Total Operating Expenses	9,153	8,608	8,178
Operating Income	1,271	1,277	1,110
Other Income (Deductions)
Investment and other income (Note A)	21	41	34
Allowance for equity funds used during construction (Note A)	7	7	5
Other deductions	(12)	(12)	(12)
Income taxes (Notes A and L)	(1)	-	6
Total Other Income (Deductions)	15	36	33
Interest Expense
Interest on long-term debt	474	428	386
Other interest	25	39	65
Allowance for borrowed funds used during construction (Note A)	(7)	(9)	(5)
Net Interest Expense	492	458	446
Net Income	794	855	697
Preferred Stock Dividend Requirements	11	11	11
Net Income for Common Stock	$783	$844	$686

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2008	2007	2006
Net Income	$794	$855	$697
Other Comprehensive Income/(Loss), Net of Taxes
Pension plan liability adjustments, net of $(7) and $(3) taxes in 2008 and 2006 , respectively	(11)	-	(5)
Unrealized losses on derivatives qualified as cash flow hedges, net of $(1) taxes in 2006	-	-	(1)
Total Other Comprehensive Loss, Net of Taxes	(11)	-	(6)
Comprehensive Income	$783	$855	$691

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Common Shareholder’s Equity

	Common Stock		Additional Paid- In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
Balance as of December 31, 2005	235,488,094	$589	$1,802	$5,074	$(962)	$(55)	$(11)	$6,437

Net income				697				697
Common stock dividend to parent				(440)				(440)
Capital contribution by parent			450			(3)		447
Cumulative preferred dividends				(11)				(11)
Other comprehensive loss							(6)	(6)
Adjustment to initially apply FASB Statement No. 158, net of tax (Notes E and F)							8	8
Balance as of December 31, 2006	235,488,094	$589	$2,252	$5,320	$(962)	$(58)	$(9)	$7,132
Net income				855				855
Common stock dividend to parent				(548)				(548)
Capital contribution by parent			660			(2)		658
Cumulative preferred dividends				(11)				(11)
Balance as of December 31, 2007	235,488,094	$589	$2,912	$5,616	$(962)	$(60)	$(9)	$8,086
Net income				794				794
Common stock dividend to parent				(618)				(618)
Capital contribution by parent			752					752
Cumulative preferred dividends				(12)				(12)
Other comprehensive loss							(11)	(11)
Balance as of December 31, 2008	235,488,094	$589	$3,664	$5,780	$(962)	$(60)	$(20)	$8,991

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(Millions of Dollars)	2008	2007	2006
Operating Activities
Net income	$794	$855	$697
Principal Non-Cash Charges/(Credits) to Income
Depreciation and amortization	672	593	545
Deferred income taxes	500	320	312
Rate case amortization and accruals	(176)	(316)	(218)
Net transmission and distribution reconciliation	(50)	(187)	(115)
Common equity component of allowance for funds used during construction	(7)	(7)	(5)
Prepaid pension costs (net of capitalized amounts)	-	(13)	(23)
Other non-cash items (net)	(33)	(17)	(1)
Changes in Assets and Liabilities
Accounts receivable—customers, less allowance for uncollectibles	16	(116)	164
Materials and supplies, including fuel oil and gas in storage	(91)	14	(51)
Other receivables and other current assets	(195)	198	(248)
Prepayments	(457)	3	333
Recoverable energy costs	99	28	44
Accounts payable	60	38	(142)
Pensions and retiree benefits	(16)	(39)	14
Accrued taxes	36	(82)	15
Accrued interest	(3)	13	34
Deferred charges, noncurrent assets and other regulatory assets	(374)	(138)	(197)
Deferred credits and other regulatory liabilities	280	(2)	(27)
Other liabilities	(19)	106	32
Net Cash Flows from Operating Activities	1,036	1,251	1,163
Investing Activities
Utility construction expenditures (excluding capitalized support costs of $(63) and $(45) in 2007 and 2006, respectively)	(2,202)	(1,816)	(1,737)
Cost of removal less salvage	(195)	(187)	(167)
Common equity component of allowance for funds used during construction	7	7	5
Loan to affiliate	(58)	(55)	-
Proceeds from sale of properties	-	30	60
Net Cash Flows Used in Investing Activities	(2,448)	(2,021)	(1,839)
Financing Activities
Net proceeds from/(payments of) short-term debt	(302)	555	(520)
Retirement of long-term debt	(280)	(330)	(500)
Issuance of long-term debt	1,800	525	1,700
Debt issuance costs	(13)	(5)	(14)
Capital contribution by parent	752	658	447
Dividend to parent	(618)	(548)	(440)
Preferred stock dividends	(11)	(11)	(11)
Net Cash Flows from Financing Activities	1,328	844	662
Cash and Temporary Cash Investments:
Net Change for the Period	(84)	74	(14)
Balance at Beginning of Period	121	47	61
Balance at End of Period	$37	$121	$47
Supplemental Disclosure of Cash Flow Information
Cash paid/(refunded) during the period for:
Interest	$473	$407	$351
Income taxes	$(1)	$307	$89

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Capitalization

	Shares outstanding		At December 31,
(Millions of Dollars)	December 31, 2008	December 31, 2007	2008	2007
Total Common Shareholder’s Equity Before Accumulated Other Comprehensive Loss	235,488,094	235,488,094	$9,011	$8,095
Accumulated Other Comprehensive Loss
Pension plan liability adjustments, net of $7 taxes in 2008			(18)	(7)
Unrealized gains on derivatives qualified as cash flow hedges			(4)	(4)
Less: Reclassification adjustment for gains included in net income			(2)	(2)
Total Accumulated Other Comprehensive Loss, Net of Taxes			(20)	(9)
Total Common Shareholder’s Equity (See Statement of Common Shareholder’s Equity and Note C)			8,991	8,086
Preferred Stock (Note C)
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22
Total Preferred Stock			$213	$213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Capitalization

Long-Term Debt (Note C) (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2008	2007
Debentures:
2008	6.25%	1998A	$-	$180
2008	6.15	1998C	-	100
2009	7.15	1999B	200	200
2009	4.70	2004C	275	275
2010	8.125	2000A	325	325
2010	7.50	2000B	300	300
2012	5.625	2002A	300	300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2015	5.375	2005C	350	350
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	-
2018	7.125	2008C	600	-
2028	7.10	1998B	105	105
2028	6.90	1998D	75	75
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.70	2006E	250	250
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2037	6.30	2007A	525	525
2038	6.75	2008B	600	-
Total Debentures			7,905	6,385
Tax-Exempt Debt—Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2032	1.89%	2004B Series 1	127	127
2034	1.855	1999A	293	293
2035	2.19	2004B Series 2	20	20
2036	4.70 (Note O)	2001A	225	225
2036	1.59	2001B	98	98
2039	1.49	2004A	98	98
2039	0.78	2004C	99	99
2039	1.89	2005A	126	126
Total Tax-Exempt Debt			1,086	1,086
Unamortized debt discount			(22)	(19)
Total			8,969	7,452
Less: long-term debt due within one year			475	280
Total Long-Term Debt			8,494	7,172
Total Capitalization			$17,698	$15,471

*	Other than Series 2001A, rates reset weekly or by auction held every 35 days; December 31, 2008 rates shown.

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

Con Edison has two regulated utility subsidiaries: Con Edison of New York and O&R. Con Edison of New York provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that participates in infrastructure projects. During the second quarter of 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 megawatts. See Note V to the financial statements.

Note A – Summary of Significant Accounting Policies

Principles of Consolidation

The Companies’ consolidated financial statements include the accounts of their respective majority-owned subsidiaries, and variable interest entities (see Note Q), as required. All intercompany balances and transactions have been eliminated.

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

Plant and Depreciation

Utility Plant

Utility plant is stated at original cost. The cost of repairs and maintenance is charged to expense and the cost of betterments is capitalized. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property is charged to expense over the estimated useful lives of the assets. Upon retirement, the original cost of property is charged to accumulated depreciation. See Note R.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The

Notes to the Financial Statements — Continued

rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFDC rates for Con Edison of New York were 6.0 percent, 7.3 percent and 6.7 percent for 2008, 2007 and 2006, respectively. The AFDC rates for O&R were 3.5 percent, 5.2 percent and 5.0 percent for 2008, 2007 and 2006, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rate for Con Edison of New York was 3.1 percent for 2008 and 2.9 percent for 2007 and 2006. The average depreciation rate for O&R was 2.8 percent for 2008, 2007 and 2006.

The estimated lives for utility plant for Con Edison of New York range from 5 to 80 years for electric, 5 to 85 years for gas, 5 to 70 years for steam and 5 to 50 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 65 years for electric, 5 to 75 years for gas and 5 to 55 years for general plant.

At December 31, 2008 and 2007, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Electric
Generation	$384	$344	$384	$344
Transmission	2,037	1,857	1,901	1,733
Distribution	11,586	10,498	10,998	9,954
Gas*	2,982	2,729	2,665	2,424
Steam	1,512	1,458	1,512	1,458
General	1,176	1,142	1,073	1,055
Held for future use	67	57	59	52
Construction work in progress	1,109	1,028	1,051	973
Net Utility Plant	$20,853	$19,113	$19,643	$17,993

*	Primarily distribution.

Non-Utility Plant

Non-utility plant is stated at original cost and consists primarily of land and telecommunication facilities that are currently not used within electric, gas or steam utility operations. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives, which range from 3 to 75 years.

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

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” Con Edison Development recognized pre-tax impairment charges of $2 million and $7 million in 2008 and 2007, respectively, related to its equity investment in a 29 MW electric generating plant in Michigan (which was sold in 2008), and $2 million in 2008 related to its equity investment in an electric generating plant in Guatemala. Con Edison also wrote-off its cost-based investment of $6 million in 2007 related to a supply chain services company due to a decline in the investment’s value that was deemed to be other than temporary.

Revenues

The Utilities and Con Edison Solutions recognize revenues for electric, gas and steam service on a monthly billing cycle basis. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the New York State Public Service Commission (PSC) to be retained by the Utilities, for refund to firm gas sales and transportation customers. O&R and Con Edison Solutions accrue revenues at the end of each month for estimated energy service not yet billed to customers, while Con Edison of New York does not accrue such revenues, in accordance with current regulatory agreements. Unbilled revenues included in Con Edison’s balance sheet at December 31, 2008 and 2007 were $131 million and $149 million, respectively. Con Edison of New York estimates its unbilled revenues at December 31, 2008 and 2007 to be approximately $420 million and $410 million, respectively.

Notes to the Financial Statements — Continued

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

Sulfur Dioxide (SO2) Allowances

In accordance with the federal Clean Air Act, Con Edison of New York has been allocated SO2 emission allowances which the company may sell, trade or hold for future use. Generally, Con Edison of New York defers its proceeds from the sale of SO2 allowances as regulatory liabilities to be applied for customer benefit. See “Regulatory Assets and Liabilities” in Note B. For the competitive energy businesses, sales of SO2 allowances are reflected in earnings in the periods in which the sales occur. The proceeds received from the sale of SO2 allowances are included in net cash flows from operating activities in the Companies’ consolidated statements of cash flows.

Temporary Cash Investments

Temporary cash investments are short-term, highly-liquid investments that generally have maturities of three months or less at the date of purchase. They are stated at cost, which approximates market. The Companies consider temporary cash investments to be cash equivalents.

Investments

Investments consist primarily of the investments of Con Edison’s competitive energy businesses, which are accounted for under the equity method (depending on the subsidiaries’ percentage ownership) or accounted for as leveraged leases in accordance with SFAS No. 13, “Accounting for Leases.” See Note J for a discussion of investments in Lease In/Lease Out transactions. Utilities’ investments are recorded at either cost or fair value and include the deferred income plan and supplemental retirement income plan trust owned life insurance assets.

Federal Income Tax

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Companies have recorded an accumulated deferred federal income tax liability for temporary differences between the book and tax basis of assets and liabilities at current tax rates. In accordance with rate agreements, the Utilities have recovered amounts from customers for a portion of the tax liability they will pay in the future as a result of the reversal or “turn-around” of these temporary differences. As to the remaining tax liability, in accordance with SFAS No. 71, the Utilities have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. See Notes B and L. In 1993, the PSC issued a Policy Statement approving accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates. In January 2007, the Companies adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109. See Note L.

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

Notes to the Financial Statements — Continued

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

Research and Development Costs

Generally research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2008	2007	2006
Con Edison	$23	$15	$14
Con Edison of New York	$22	$14	$13

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

Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2008	2007	2006
Income from continuing operations	$922	$925	$740
Gain/(Loss) from discontinued operations, net of tax	274	4	(3)
Net income	$1,196	$929	$737
Weighted average common shares outstanding – Basic	272.9	266.3	249.3
Add: Incremental shares attributable to effect of potentially dilutive securities	0.7	1.0	1.0
Adjusted weighted average common shares outstanding – Diluted	273.6	267.3	250.3
Earnings per Common Share – Basic
Continuing operations	$3.37	$3.48	$2.97
Discontinued operations	1.01	0.01	(0.01)
Net income	$4.38	$3.49	$2.96
Earnings per Common Share – Diluted
Continuing operations	$3.36	$3.46	$2.96
Discontinued operations	1.01	0.01	(0.01)
Net income	$4.37	$3.47	$2.95

The computation of diluted earnings per share excludes 0.04 million and 0.1 million Con Edison common shares for the years ended December 31, 2008 and 2006, respectively, because the exercise prices on the options exceeded the average closing market price during these periods. The computation of diluted earnings per share does not exclude any Con Edison common shares for the year ended December 31, 2007 because the exercise prices on the options did not exceed the average closing market price during this period.

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

Notes to the Financial Statements — Continued

Note B – Regulatory Matters

Rate Agreements

Con Edison of New York—Electric

In March 2005, the PSC approved a Joint Proposal by Con Edison of New York, the staff of the PSC and other parties with respect to the rates the company can charge its customers for electric delivery service (the 2005 Electric Rate Agreement). The 2005 Electric Rate Agreement covered the three-year period April 2005 through March 2008, pursuant to which Con Edison of New York’s electric base rates were increased $104.6 million, effective April 1, 2005, and were increased an additional $220.4 million (of which $60 million was accrued over the period beginning April 1, 2006 to March 31, 2007), effective April 1, 2007. In addition, the company retained the first $60 million of auction proceeds from the sale of transmission rights on the company’s transmission system in each of the three years. The rate increases also included the amortization of certain regulatory assets and liabilities. The net effect of this amortization was a non-cash increase in electric revenues of $128 million, $173 million and $249 million in the first, second and third rate years, respectively.

The 2005 Electric Rate Agreement provided for annual reconciliations of the differences between the actual amount of transmission and distribution utility plant, net of depreciation (Net T&D) and the actual amount of certain operating costs experienced over the term of the agreement, as compared in each case to the amounts reflected in electric rates.

Actual Net T&D was greater than the Net T&D reflected in rates, and in accordance with the 2005 Electric Rate Agreement, the company accrued a regulatory asset and increased its revenues by the revenue requirement impact of such difference (i.e., a return on investment, depreciation and income taxes). If the actual Net T&D had been less than the Net T&D reflected in rates, the company would have accrued a regulatory liability and decreased its revenues by the revenue requirement impact of such difference. For the period from April 1, 2005 through March 31, 2008, actual Net T&D exceeded the Net T&D reflected in rates by $1.6 billion. The company accrued revenues of $50 million, $187 million and $115 million in 2008, 2007 and 2006, respectively, to reflect the revenue requirement impact of the Net T&D difference. In accordance with the 2005 Electric Rate Agreement, the regulatory assets associated with the accrued revenues were offset at the end of each rate year with a like amount of regulatory liabilities.

Under the 2005 Electric Rate Agreement, if the actual amount of pension or other postretirement benefit costs, environmental remediation costs and, if the variation exceeded 2.5 percent, property taxes or the cost of moving facilities to avoid interfering with government projects was greater than the respective amount for each such cost reflected in rates, the company would accrue a regulatory asset for the difference and defer recognition in income of the difference. If the actual amount had been less than the amount reflected in electric rates, the company would have accrued a regulatory liability for the difference and deferred recognition in income of the difference. As a result of the cost reconciliations, in 2008, the company reduced pre-tax net income by $18 million, and in 2007 and 2006, the company deferred expenses of $35 million and $30 million, respectively.

Under the 2005 Electric Rate Agreement, for each rate year, any earnings attributable to the company’s electric business, excluding the effect of the incentives and revenue reductions discussed below, (Adjusted Earnings) between an 11.4 percent and a 13 percent return on equity (based on the company’s actual capitalization, subject to a maximum ratio of 50 percent) were to be used to offset 50 percent of any regulatory asset to be recorded in that year resulting from the cost reconciliations. See “Regulatory Assets and Liabilities,” below in this Note B. The company could retain 50 percent of any remaining above-target Adjusted Earnings, with the balance being deferred for the benefit of customers. If Adjusted Earnings exceeded a 13 percent return, no regulatory asset resulting from the cost reconciliations was to be accrued, but the company could retain 25 percent of the above-target Adjusted Earnings, with the balance being deferred for the benefit of customers.

In accordance with the 2005 Electric Rate Agreement, at December 31, 2005, Con Edison of New York estimated that its Adjusted Earnings for the rate year ending March 31, 2006 would exceed an 11.4 percent return on equity by $59 million, of which $47 million was accounted for as an offset to regulatory assets arising from the cost reconciliations and $6 million was reserved for customer benefit. Actual Adjusted Earnings for the rate year exceeded this target by $38 million. Accordingly, in the first quarter of 2006, the company reduced the regulatory asset offset by $9 million and eliminated the $6 million reserve for customer benefit (which had the effect of increasing revenues for 2006 by $15 million). Con Edison of New York’s Adjusted Earnings for the rate years ending March 31, 2007 and March 31, 2008 did not exceed an 11.4 percent return on equity.

The 2005 Electric Rate Agreement also provided for the continuation of the rate provisions pursuant to which the company recovers its potential strandable costs and its purchased power and fuel costs from customers.

The 2005 Electric Rate Agreement included potential positive earnings adjustments (incentives) if the company met certain standards for its retail access and demand side management programs, and potential negative earnings adjustments (revenue reductions), which could have been substantial, if it did not meet

Notes to the Financial Statements — Continued

certain standards for (i) frequency and duration of service interruptions; (ii) major outages; (iii) repair, removal or replacement of damaged poles, temporary shunts, street lights, traffic signals and circuit breakers; and (iv) customer service. In 2008 and 2007, the company recorded an incentive for demand side management initiatives of $5 million and $11 million, respectively. In 2008, 2007 and 2006, the company recorded incentives of $0, $4 million and $6 million, respectively, associated with its efforts to promote retail access in its service territory. In 2008, 2007 and 2006, the company recorded revenue reductions of $0, $9 million and $18 million, respectively, for not meeting certain standards for frequency and duration of service interruptions.

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

•

an increase to $150 million from $60 million in the level of annual revenues that, for purposes of setting rates, it is assumed the company will receive and retain from the sale of transmission rights on the company’s transmission system, with the difference between such actual revenues for the rate year and $150 million to be recoverable from or refundable to customers, as the case may be (the company recognized $150 million of revenues under this provision in 2008);

•

collection of $237 million of the $425 million rate increase is subject to potential refund to customers following further PSC review and completion of an investigation by the PSC staff (which will be in addition to a management and operations audit being performed by an auditor selected by the PSC) of the $1.6 billion of capital expenditures during the April 2005 through March 2008 period covered by the 2005 Electric Rate Agreement for transmission and distribution utility plant that were above the amounts of such expenditures reflected in rates (the company collected an estimated $185 million pursuant to this provision in 2008, as to which the company is unable to estimate the amount, if any, that might be required to be refunded);

•

continuation of the rate provisions under which pension and other post-retirement benefit expenses and environmental remediation expenses are reconciled to amounts reflected in rates (the company deferred recognition of $25 million of expenses under these provisions in 2008);

•

change to the reconciliation provisions for transmission and distribution expenditures and costs to relocate facilities to accommodate government projects, which under the PSC ruling will be reconciled only to the extent actual expenditures are less than amounts reflected in rates (the company reduced revenues by $15 million under this provision in 2008);

•	discontinuation of the provisions under which property taxes were reconciled to amounts reflected in rates;

•

potential operations penalties of up to $152 million annually if certain customer service and system reliability performance targets are not met (the company reduced revenues by $5 million under these provisions in 2008);

•

implementation of a revenue decoupling mechanism under which the company’s actual energy delivery revenues would be compared, on a periodic basis, with the authorized delivery revenues with the difference accrued, with interest, for refund to, or recovery from, customers, as applicable (the company reduced revenues by $7 million pursuant to this provision in 2008); and

•	continuation of the rate provisions pursuant to which the company recovers its purchased power and fuel costs from customers.

In May 2008, Con Edison of New York filed a proposal with the PSC for a three-year electric rate plan with level annual rate increases of $556.7 million effective April 2009, 2010 and 2011. The filing reflects a return on common equity of 10.0 percent and a common equity ratio of 48.0 percent. The company is requesting that expenses for pension and other post-retirement benefits, property taxes, municipal infrastructure support and environmental site investigation and remediation be reconciled to amounts reflected in rates and that increases, if any, in certain expenses above a four percent annual inflation rate be deferred as a regulatory asset if its annual return on common equity is less than the authorized return.

The filing reflects efforts by Con Edison of New York to mitigate the impact on its customers of rate increases, including its proposed targeted energy efficiency programs and its proposal to begin to accrue revenues in the month electric service is provided instead of when it bills customers for the service.

Notes to the Financial Statements — Continued

The filing also includes an alternative proposal for an electric rate increase of $654 million, effective April 2009, to recover increased property taxes ($200 million); additional operating costs and new and/or expanded operating programs ($165 million); carrying charges on additional infrastructure investments ($230 million); and an increased return on equity as compared to the return on equity reflected in current electric rates ($115 million). In October 2008, the company submitted to the PSC an update to the filing, primarily reflecting additional property taxes and pension expenses, as a result of which the company’s proposed April 2009 rate increase was $819 million. In October 2008, the PSC staff submitted testimony supporting a rate increase of $346 million.

The filing reflects continuation of the revenue decoupling mechanism that eliminates the direct relationship between the company’s level of delivery revenues and profits. It also reflects continuation of the provisions pursuant to which the company recovers its purchased power and fuel costs from customers.

In January 2009, PSC administrative law judges (ALJs) issued a decision with respect to Con Edison of New York’s May 2008 electric rate filing recommending that the PSC grant the company a $632.4 million rate increase, effective April 2009, subject to update for more current information with respect to certain expenses, including pension and other postretirement benefit costs.

The ALJs’ recommended decision reflects the following major items:

•	a return on common equity of 10.0 percent and a common equity ratio of 48 percent;

•

the company may retain earnings attributable to its electric business up to a 10.5 percent return on common equity (determined after excluding the effect of any incurred costs which had been disallowed for rate purposes, incentives and penalties), and 50 percent of any earnings between 10.5 percent and 11.0 percent, with the balance of any such earnings and any earnings above 11.0 percent deferred, with interest, for the benefit of customers;

•	continuation of the rate provisions pursuant to which the company recovers its purchased power and fuel costs from customers;

•	continuation of the revenue decoupling mechanism;

•	reconciliation of the actual amount of pension and other postretirement benefit costs, environmental remediation expenses, property taxes and the cost of debt to amounts reflected in rates; and

•

reconciliation provisions for generation, transmission, distribution and general plant expenditures and costs to relocate facilities to accommodate government projects, which will be reconciled only to the extent actual expenditures are less than amounts reflected in rates.

In February 2009, Con Edison of New York wrote to the PSC that it was willing to extend the date by which the PSC is required to issue a decision on the company’s May 2008 rate filing from April 5, 2009 to April 30, 2009, subject to its ability to recover the revenue shortfall resulting from the extension. The extension would provide the PSC an opportunity to address in its decision additional issues that were not covered in the ALJs’ January 2009 recommended decision, including revenue allocation and rate design issues and a framework for addressing potential impacts of alleged unlawful conduct by arrested employees and a contractor. See “Investigation of Contractor Payments” in Note H.

O&R—Electric

In October 2003, the PSC approved an agreement among O&R, the staff of the PSC and other parties with respect to the rates O&R can charge to its New York customers for electric service. The electric agreement, which covered the period from July 2003 through October 2006, provided for no changes to electric base rates and provided for the amortization and offset of regulatory assets and liabilities, the net effect of which was to reduce electric operating income by a total of $11 million (pre tax) over the period covered by the agreement. The agreement provided for recovery of energy costs from customers on a current basis. It also provided for O&R to share equally with customers earnings above a 12.75 percent return on common equity during the three-year period from July 2003 through June 2006. Beginning July 2006 and until the July 2008 Joint Proposal (discussed below) was approved, O&R was not subject to earnings sharing. Pursuant to these provisions, $3.6 million and $6.7 million was deferred for future customer benefit in 2006 and 2005, respectively.

In October 2007, the PSC issued an order that continued O&R's rates for electric service rendered in New York at current levels. The order, which was based on an allowed annual rate of return on common equity of 9.1 percent increased, effective July 1, 2007, by $13.1 million annually the amount recognized for pension and other postretirement benefit costs. Because O&R, in accordance with applicable New York regulatory provisions, defers the difference between the actual amount of such costs and the amounts for such costs reflected in rates, the effect of the increase was to decrease the company's deferrals of such costs and increase other operations and maintenance expense by a like amount. As required by the order, the company also reduced other operating revenues and recorded a regulatory

Notes to the Financial Statements — Continued

liability of $3 million for earnings attributable to its New York electric business in excess of a 9.1 percent annual rate of return on common equity applicable to the period March through June 2007. In June 2007, O&R commenced an action in New York State Supreme Court seeking to annul the March 2007 PSC order that initiated the proceeding in which the October 2007 order was issued.

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

•

most of any actual earnings above a 10.2 percent return on equity (based on actual average common equity ratio, subject to a 50 percent maximum) are to be applied to reduce regulatory assets for pension and other post-retirement benefit expenses (the company did not reduce regulatory assets under this provision in 2008);

•

deferral as a regulatory asset or regulatory liability, as the case may be, of the difference between actual pension and other post-retirement benefit expenses, environmental remediation expenses, property taxes, tax-exempt debt costs and certain other expenses and amounts for those expenses reflected in rates (the company deferred $21 million of expenses under this provision in 2008);

•

deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which actual transmission and distribution related capital expenditures are less than amounts reflected in rates (the company deferred $1 million of expenses under this provision in 2008);

•

deferral as a regulatory asset of increases, if any, in certain expenses above a 4 percent annual inflation rate, but only if the actual annual return on common equity is less than 9.4 percent (the company did not defer any expenses under this provision in 2008);

•

potential negative earnings adjustments of up to $3 million annually if certain customer service and system reliability performance targets are not met (the company reduced revenues by $0.4 million under these provisions in 2008);

•

implementation of a revenue decoupling mechanism under which actual energy delivery revenues would be compared, on a periodic basis, with the authorized delivery revenues with the difference accrued, with interest, for refund to, or recovery from, customers, as applicable (the company accrued $3.3 million of revenues pursuant to this provision in 2008);

•	continuation of the rate provisions pursuant to which the company recovers its purchased power costs from customers; and

•	withdrawal of the litigation O&R commenced seeking to annul the PSC’s March and October 2007 orders relating to O&R’s electric rates.

In July 2004, the New Jersey Board of Public Utilities (NJBPU) approved a petition of Rockland Electric Company (RECO), O&R’s New Jersey regulated utility subsidiary, to increase base rates annually by $2.7 million, effective August 1, 2004. The decision provided for the recovery of carrying costs for two substation projects and specified additional reliability programs. Also in July 2004, a special purpose entity formed by RECO (which is included in the consolidated financial statements of Con Edison) issued $46 million of 5.22% Transition Bonds and used the proceeds thereof to purchase from RECO the right to be paid a Transition Bond Charge (TBC) and associated tax charges by its customers relating to previously deferred purchased power costs for which the NJBPU had authorized recovery.

In March 2007, the NJBPU approved a new three-year electric base rate plan for RECO that went into effect on April 1, 2007. The plan provides for a $6.4 million rate increase during the first year, with no further increase during the final two years. The plan reflects a return on common equity of 9.75 percent and a common equity ratio of 46.5 percent of capitalization.

Con Edison of New York—Gas

In September 2004, the PSC approved a Joint Proposal by Con Edison of New York, the staff of the PSC and other parties with respect to the rates the company could charge its customers for gas and steam services. The approved gas rate plan covered the three-year period October 2004 through September 2007, and provided for an increase in gas base rates of $46.8 million, effective October 1, 2004. The rate increase was net of a $17.5 million pre-tax charge to gas operating revenues, which the company recognized in 2004, to resolve certain issues raised in the proceeding, relating primarily to the treatment of prior period pension credits. In addition to this rate increase, the company retained the first $35 million of net revenues from non-firm

Notes to the Financial Statements — Continued

customer transactions in each year of the plan. The rate increase also included the amortization of certain regulatory assets and liabilities. The net effect of this amortization was a non-cash increase in gas revenues of $41 million over the period of the three-year rate plan.

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

In September 2007, the PSC approved the Joint Proposal that Con Edison of New York had entered into in June 2007 with the staff of the PSC and other parties with respect to the rates the company can charge its customers for gas service. The Joint Proposal had provided for rate increases of $84.6 million, $32.7 million and $42.7 million, effective October 1, 2007, 2008 and 2009, respectively, along with annual funding for new energy efficiency programs of $14 million. The PSC modified the Joint Proposal to provide for levelized annual rate increases of $67.5 million in each year of the three year rate plan.

The Joint Proposal continues the previous gas rate plan provisions with respect to recovery from customers of the cost of purchased gas and environmental remediation expenses; continuation of provisions pursuant to which the effects of weather on gas income are moderated; and the reconciliation of actual expenses allocable to the gas business to the amounts for such costs reflected in gas rates for pension and other postretirement benefit costs, property taxes and interference costs. Additional provisions of the gas rate plan include: a revenue decoupling mechanism (pursuant to which the company accrued $6 million and $13 million of revenues in 2008 and 2007, respectively) and equal sharing with customers of earnings above a 10.7 percent return on common equity (earnings for the rate year ended September 30, 2008 included a $9 million regulatory liability for earnings above the 10.7 percent threshold).

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

In October 2006, the PSC approved the June 2006 settlement agreement among O&R, the staff of the PSC and other parties. The settlement agreement establishes a rate plan that covers the three-year period November 1, 2006 through October 31, 2009. The rate plan provides for rate increases in base rates of $12 million in the first year, $0.7 million in the second year and $1.1 million in the third year. To phase-in the effect of the increase for customers, the rate plan provides for O&R to accrue revenues for, but defer billing to customers of, $5.5 million of the first rate year rate increase by establishing a regulatory asset which, together with interest, will be billed to customers in the second and third years. As a result, O&R’s billings to customers increased $6.5 million in each of the first two years and will increase $6.3 million in the third. The first year rate increase includes $2.3 million relating to a change in the way customers are provided the benefit of non-firm revenue from sales of pipeline transportation capacity. Under the prior rate plan, base rates were reduced to reflect the assumption that the company would realize these revenues. Under the 2006 rate plan, such revenues will be used to offset the cost of gas to be recovered from customers. The rate plan continues the provisions pursuant to which the company recovers its cost of purchasing gas and the provisions pursuant to which the effects of weather on gas income are moderated.

The rate plan provides that if the actual amount of pension or other postretirement benefit costs, environmental remediation costs, property taxes and certain other costs vary from the respective amount for each such cost reflected in gas rates (cost reconciliations), the company will defer recognition of the variation in income and, as the case may be, establish a

Notes to the Financial Statements — Continued

regulatory asset or liability for recovery from, or refund to, customers of the variation (86 percent of the variation, in the case of property tax differences due to assessment changes).

Earnings attributable to its gas business excluding any revenue reductions (O&R Adjusted Earnings) in excess of an 11 percent annual return on common equity (based upon the actual average common equity ratio, subject to a maximum 50 percent of capitalization) are allocated as follows: above an 11 percent return are to be used to offset up to one-half of any regulatory asset to be recorded in that year resulting from the cost reconciliations (discussed in the preceding paragraph). One-half of any remaining O&R Adjusted Earnings between 11 and 12 percent return are retained by the company, with the balance being deferred for the benefit of customers. Thirty-five percent of any remaining O&R Adjusted Earnings between a 12 and 14 percent return are retained by the company, with the balance deferred for the benefit of customers. Any remaining O&R Adjusted Earnings above a 14 percent return are to be deferred for the benefit of customers. For purposes of these earnings sharing provisions, if in any rate year O&R Adjusted Earnings is less than 11 percent, the shortfall will be deducted from O&R Adjusted Earnings for the other rate years. The earnings sharing thresholds will each be reduced by 20 basis points if certain objectives relating to the company’s retail choice program are not met. O&R recorded regulatory liabilities of $0 and $1.3 million for earnings in excess of the 11 percent target return on equity for the rate years ended October 31, 2008 and 2007, respectively.

The rate plan also includes up to $1 million of potential revenue reductions in the first year of the agreement, increasing up to $1.2 million, if the company does not comply with certain requirements regarding gas main protection and customer service. O&R recorded regulatory liabilities of $0.4 million and $0.2 million for not complying with certain requirements regarding safety and customer service for the rate years ended October 31, 2008 and 2007, respectively.

In November 2008, O&R filed with the PSC for an increase in gas base rates of $17.8 million. The filing reflects a return on common equity of 11.6 percent and a common equity ratio of 48 percent. The filing also included an alternative proposal for a three-year plan with rate increases of $6.6 million, $11.9 million and $11.9 million, effective November 2009, 2010 and 2011, respectively. The filing reflects lower sales volumes, increased operating and capital costs and proposals for operational improvements.

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

In September 2006, the PSC approved the June 2006 settlement agreement among Con Edison of New York, the staff of the PSC and other parties. The settlement agreement established a rate plan that covered the two-year period October 1, 2006 through September 30, 2008. The rate plan provided for no changes in base rates or in the rate provisions pursuant to which the company recovers its fuel and purchased steam costs (the fuel adjustment clause), except for changes in the manner in which certain costs are recovered.

The rate plan provided that if the actual amount of pension or other postretirement benefit costs, environmental remediation costs, property taxes or interference costs is greater than the respective amount for each such cost reflected in steam rates, the company would recognize a regulatory asset for the difference (90 percent of the difference, in the case of property taxes and interference costs) and defer recognition in expense of the difference. If the actual amount of such costs had been less than the amount reflected in steam rates, the company would recognize a regulatory liability for the difference and decrease its revenues by the amount of such difference (90 percent of the difference, in the case of property taxes and interference costs). The company increased expenses by $1.7 million and $1.9 million under this provision in 2008 and 2007, respectively.

Notes to the Financial Statements — Continued

Earnings attributable to the steam business, excluding the net revenue effect of steam sales related to colder-than-normal weather and certain other items, (Steam Adjusted Earnings) for a rate year in excess of 11 percent return on common equity (based upon the actual average common equity ratio, subject to a maximum of 50 percent of capitalization) were allocated as follows: between 11 and 12 percent were to be used first to offset up to one-half of any regulatory asset recorded in the year resulting from the cost reconciliations (discussed in the preceding paragraph) for the rate year. The company then could retain one-half of any remaining such Steam Adjusted Earnings, with the balance being deferred for the benefit of customers. Any Steam Adjusted Earnings in excess of a 12 percent return on common equity were to be used first to offset any regulatory asset resulting from the cost reconciliations, with the company retaining one-quarter of any remaining Steam Adjusted Earnings and the balance being deferred for the benefit of customers. The earnings sharing thresholds would each be reduced by 20 basis points if certain requirements are not met. Earnings for the rate years ended September 30, 2008 and 2007 were below the 11 percent return on common equity.

The rate plan also included up to approximately $4 million of potential revenue reductions if the company did not comply with certain requirements regarding steam business development and certain other matters. There were no revenue reductions recorded for the rate years ending September 30, 2008 and 2007.

In September 2008, the PSC approved the June 2008 Joint Proposal among the company, the PSC staff and other parties with respect to the rates the company can charge its customers for steam service. The Joint Proposal covers the period from October 1, 2008 through September 30, 2010. The Joint Proposal provides for steam rate increases of $43.7 million effective October 1, 2008 and 2009.

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

•

deferral as a regulatory asset or regulatory liability, as the case may be, of the difference between (i) actual costs for pension and other post-retirement benefits, environmental remediation, property taxes, certain tax-exempt debt, municipal infrastructure support and certain other costs and (ii) amounts for those costs reflected in rates (90 percent of the difference in the case of property taxes and interference costs) (the company increased expenses by $3.1 million under these provisions in 2008);

•

deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which the actual capital expenditures related to steam production plant are less than amounts reflected in rates;

•

potential negative earnings adjustments (revenue reductions) of approximately $0.95 million to $1 million annually if certain business development, customer service and safety performance targets are not met (the company did not record any such adjustments in 2008);

•

amortization of certain regulatory assets and liabilities, the net effect of which will be a non-cash increase in steam revenues of $20.3 million over the two-year period covered by the Joint Proposal; and

•	continuation of the rate provisions pursuant to which the company recovers its fuel and purchased steam costs from customers.

Notes to the Financial Statements — Continued

Regulatory Assets and Liabilities

Regulatory assets and liabilities at December 31, 2008 and 2007 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Regulatory assets
Unrecognized pension and other postretirement costs	$5,602	$2,106	$5,335	$1,956
Future federal income tax	1,186	1,112	1,127	1,057
Environmental remediation costs	378	378	315	312
World Trade Center restoration costs	140	154	140	154
Revenue taxes	101	84	98	83
Pension and other postretirement benefits deferrals	92	152	37	96
Deferred derivative losses – long-term	80	5	54	4
O&R transition bond charges	59	63	-	-
Unbilled gas revenue	44	44	44	44
Recoverable energy costs	42	50	42	50
Electric property tax petition	41	-	41	-
Workers’ compensation	38	41	38	41
Gas rate plan deferral	30	7	30	7
Net electric deferrals	27	-	27	-
Other retirement program costs	14	16	14	16
Asbestos-related costs	10	10	9	10
Net T&D reconciliation	-	142	-	142
Electric rate increase accrual	-	14	-	14
Other	221	133	168	117
Regulatory assets	8,105	4,511	7,519	4,103
Deferred derivative losses – current	260	45	232	44
Recoverable energy costs – current	172	213	146	190
Total Regulatory Assets	$8,537	$4,769	$7,897	$4,337
Regulatory liabilities
Allowance for cost of removal less salvage	$378	$422	$313	$362
Refundable energy costs	104	29	47	-
Rate case amortizations	68	38	68	38
Gain on sale of First Avenue properties	30	124	30	124
EPA SO2 allowance proceeds – electric and steam	5	18	5	18
Property tax reconciliation	2	41	2	41
NYS tax law changes	1	42	-	41
Prior year deferred tax amortization	-	51	-	51
Interest on federal income tax refund	-	41	-	41
Transmission congestion contracts	-	40	-	40
Net electric deferrals	-	33	-	33
Net steam deferrals	-	21	-	21
Deferred derivative gains – long-term	-	21	-	8
2004 electric, gas and steam one-time rate agreement charges	-	16	-	16
Gain on sale of W. 24th St. property	-	10	-	10
Gas excess earnings	-	10	-	10
Other	149	140	135	122
Regulatory liabilities	737	1,097	600	976
Deferred derivative gains – current	23	10	23	5
Total Regulatory Liabilities	$760	$1,107	$623	$981

Notes to the Financial Statements — Continued

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

During 2007, in accordance with the 2005 Electric Rate Agreement, Con Edison of New York offset $265 million of regulatory liabilities against an equal amount of regulatory assets. For 2007, the regulatory liabilities settled related primarily to proceeds from the sale of SO2 allowances, prior year’s transmission congestion contracts auction proceeds, gains from the sale of properties, revenue reductions related to customer outages, and the cost reconciliations for property taxes and interference costs. The regulatory assets recovered related primarily to the Net T&D reconciliation and cost reconciliations for pension and other postretirement benefit costs.

“Unrecognized pension and other postretirement costs” represents the net regulatory asset associated with Con Edison’s adoption of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88,106, and 132(R)” (SFAS No. 158) in December 2006. See Notes E and F.

“World Trade Center restoration costs” represents the non-capital costs (net of federal reimbursement and insurance recoveries) incurred by Con Edison of New York for emergency response to the September 11, 2001 attack on the World Trade Center, and for restoration of electric, gas and steam transmission and distribution facilities damaged in the attack. Non-capital costs include primarily the costs of moving facilities to avoid interfering with governmental projects (interference costs) and interest on capital and non-capital costs previously deferred. Con Edison of New York expects the PSC to permit recovery from customers the prudently incurred costs relating to the World Trade Center attack (net of any federal reimbursement, insurance payments and tax savings). The company’s current rate agreements provide for recovery from customers of $25.8 million annually of these World Trade Center restoration costs.

“Revenue taxes” represents the timing difference between taxes collected and paid by the Utilities to fund mass transportation.

“Electric property tax petition” represents property tax expenses deferred pursuant to an August 2008 petition Con Edison of New York filed with the PSC requesting authorization to defer increased property tax expenses of $62 million for the company’s electric property resulting from the substantial increase in New York City property taxes for the rate year ending March 31, 2009. In December 2008, the company updated this petition reflecting additional increases to $76 million.

“Net electric deferrals” represents the remaining unamortized balance of certain regulatory assets and liabilities of Con Edison of New York that were combined effective April 1, 2005 and were being amortized to income over the period April 2005 through March 2008, in accordance with Con Edison of New York’s 2005 Electric Rate Agreement.

In May 2005, Con Edison of New York completed the sale of certain properties located on First Avenue in Manhattan. Net proceeds from the sale received at closing totaled $534 million, resulting in a pre-tax gain on the sale of $256 million. In accordance with the PSC order approving the sale of the properties, the company has deferred the net gain for the benefit of customers. The net after-tax gain on the sale, including additional expenses incurred in 2006, is $195 million. The net after-tax gain has been further reduced by $51 million to mitigate the steam revenue requirement in accordance with the steam rate agreement. There may be additional proceeds in the event of certain zoning changes or other developments.

The $51 million "prior year deferred tax amortization" at December 31, 2007 represents the amortization of deferred taxes in the years 2000 to 2004 that was not recorded during that period. The correction was recognized in 2005 with this balance deferred as a regulatory liability pending disposition by the PSC. In September 2007, the PSC granted Con Edison of New York’s petition associated with this regulatory liability by directing the company to credit customers $51 million to reflect the impact on electric and steam rates of correcting the amortization of these deferred taxes. The impact of this accounting was a $17 million benefit to net income in 2007.

Note C – Capitalization

Common Stock

At December 31, 2008 and 2007, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities and the competitive energy businesses. Con Edison of New York owns 21,976,200 shares of Con Edison stock, which it purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. Con Edison of New York presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

Notes to the Financial Statements — Continued

Capitalization of Con Edison

The outstanding capitalization for each of the Companies is shown on its Consolidated Statement of Capitalization, and for Con Edison includes the Utilities’ outstanding preferred stock and debt.

Preferred Stock of Con Edison of New York

As of December 31, 2008, 1,915,319 shares of Con Edison of New York’s $5 Cumulative Preferred Stock (the “$5 Preferred”) and 375,626 shares of its Cumulative Preferred Stock ($100 par value) were outstanding.

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

Long-term Debt

Long-term debt maturing in the period 2009-2013 is as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
2009	$482	$475
2010	686	625
2011	5	-
2012	305	300
2013	705	700

The Utilities have issued $324 million of tax-exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and is subject to tender by bondholders for purchase by the Utilities. At December 31, 2008, $16 million of the $126 million of Con Edison of New York’s Series 2005A weekly-rate, tax-exempt debt (Series 2005A Debt), $49 million of the $55 million of O&R’s weekly-rate, tax-exempt debt insured by Financial Guaranty Insurance Company (Series 1994A Debt), and $16 million of the $44 million of O&R’s weekly-rate, tax exempt debt insured by Ambac Assurance Company, had been tendered by bondholders. The tendered bonds were purchased with funds drawn under letters of credit maintained as liquidity facilities for the tax-exempt debt. O&R reimbursed the bank in 2008 for the funds used to purchase its tendered bonds, together with interest thereon. At December 31, 2008, Con Edison of New York’s obligation to reimburse the bank for funds used to purchase the Series 2005A Debt that was tendered is included as long-term debt in the Companies’ consolidated balance sheets. In January 2009, the tendered Series 2005A Debt was remarketed and the proceeds from the remarketing were used to reimburse the bank.

Notes to the Financial Statements — Continued

Long-term debt is stated at cost, which in total, as of December 31, 2008, approximates fair value (estimated based on year-end market valuations for the debt).

At December 31, 2008 and 2007, long-term debt of Con Edison included $37 million and $40 million, respectively, of Transition Bonds issued by O&R’s New Jersey utility subsidiary through a special purpose entity (See Note B). At December 31, 2007, long-term debt of Con Edison included: $80 million (included in current and non-current liabilities held for sale) of non-recourse debt of a Con Edison Development subsidiary collateralized by a pledge of the Lakewood power plant, a related power purchase agreement and project assets (which were sold in 2008); and $326 million (which was classified as long-term debt due within one year) of debt secured by the Newington power plant and related assets (which were sold in 2008). See Note Q. At December 31, 2007, restricted cash relating to the operations of the Lakewood plant was $13 million (included in current assets held for sale). See Notes Q and V.

Significant Debt Covenants

The significant debt covenants under the financing arrangements for the notes of Con Edison and the debentures of Con Edison of New York are obligations to pay principal and interest when due, covenants not to consolidate with or merge into any other corporation unless certain conditions are met and, for Con Edison’s notes, covenants that Con Edison shall continue its utility business in New York City and shall not permit Con Edison’s ratio of consolidated debt to consolidated capital to exceed 0.675 to 1. Con Edison’s notes are also subject to cross default provisions with respect to other indebtedness of Con Edison or its material subsidiaries having a then outstanding principal balance in excess of $100 million. Con Edison of New York’s debentures have no cross default provisions. The tax-exempt financing arrangements of the Utilities are subject to covenants for the Con Edison of New York debentures discussed above and the covenants discussed below. The Companies believe that they were in compliance with their significant debt covenants at December 31, 2008.

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

The failure to comply with debt covenants would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied. If an event of default were to occur, the principal and accrued interest on the debt to which such event of default applied and, in the case of the Con Edison notes, a make-whole premium might and, in the case of certain events of default would, become due and payable immediately.

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

Note D – Short-Term Borrowing

In June 2006, Con Edison and the Utilities entered into an Amended and Restated Credit Agreement (Credit Agreement) under which banks are committed to provide loans and letters of credit, on a revolving credit basis. In June 2007, the Credit Agreement, which was to expire in June 2011, was extended for an additional year. Under the Credit Agreement, there is a maximum of $2.25 billion ($2.2 billion in the additional year) of credit available, with the full amount available to Con Edison of New York and $1 billion available to Con Edison. Lehman Brothers Bank, FSB has a $100 million commitment, which the company does not consider currently available. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement.

At December 31, 2008, Con Edison had $363 million of commercial paper outstanding of which $253 million was outstanding under Con Edison of New York’s program. The weighted average interest rate was 2.4 percent and 3.2 percent for Con Edison and Con Edison of New York, respectively. At December 31, 2007, Con Edison had $840 million of commercial paper outstanding of which $555 million was outstanding under Con Edison of New York’s program. The weighted average interest rate was 5.5 percent and 5.6 percent for Con Edison and Con Edison of New York, respectively.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company and declare any amounts owed by

Notes to the Financial Statements — Continued

that company under the Credit Agreement immediately due and payable. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2008, this ratio was 0.51 to 1 for both Con Edison and Con Edison of New York); having liens on its assets in an aggregate amount exceeding 5 percent of its consolidated total capital, subject to certain exceptions; and the failure by the company, following any applicable notice period, to meet certain other customary covenants. The fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. At December 31, 2008 and 2007, $316 million (including $107 million for Con Edison of New York) and $59 million (including $16 million for Con Edison of New York) of letters of credit were outstanding under the Credit Agreement, respectively.

See Note S for information about short-term borrowing between related parties.

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

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for 2008, 2007 and 2006 were as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2008	2007	2006	2008	2007	2006
Service cost – including administrative expenses	$139	$131	$133	$129	$122	$123
Interest cost on projected benefit obligation	515	491	460	482	459	430
Expected return on plan assets	(691)	(646)	(620)	(660)	(618)	(595)
Amortization of net actuarial loss	192	160	126	170	139	105
Amortization of prior service costs	8	11	13	7	9	11
Net Periodic Benefit Cost	$163	$147	$112	$128	$111	$74
Amortization of regulatory asset*	4	4	4	4	4	4
Total Periodic Benefit Cost	$167	$151	$116	$132	$115	$78
Cost capitalized	(59)	(50)	(34)	(50)	(41)	(26)
Cost deferred	(40)	(86)	(108)	(40)	(87)	(95)
Cost charged (credited) to operating expenses	$68	$15	$(26)	$42	$(13)	$(43)

*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

Notes to the Financial Statements — Continued

Funded Status

The funded status at December 31, 2008, 2007 and 2006 was as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2008	2007	2006	2008	2007	2006
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$8,696	$8,300	$8,083	$8,137	$7,767	$7,557
Service cost – excluding administrative expenses	137	130	131	128	121	122
Interest cost on projected benefit obligation	515	491	460	482	459	430
Plan amendments	-	-	1	-	-	1
Net actuarial loss	468	179	5	449	165	11
Benefits paid	(433)	(404)	(380)	(403)	(375)	(354)
Projected Benefit Obligation at End of Year	$9,383	$8,696	$8,300	$8,793	$8,137	$7,767
Change in Plan Assets
Fair value of plan assets at beginning of year	$8,400	$8,124	$7,511	$8,025	$7,780	$7,214
Actual return on plan assets	(2,263)	570	930	(2,158)	545	892
Employer contributions	154	140	103	119	104	66
Benefits paid	(433)	(404)	(380)	(403)	(375)	(354)
Administrative expenses	(22)	(30)	(40)	(21)	(29)	(38)
Fair Value of Plan Assets at End of Year	$5,836	$8,400	$8,124	$5,562	$8,025	$7,780
Funded Status	$(3,547)	$(296)	$(176)	$(3,231)	$(112)	$13

Unrecognized net loss	4,890	1,640	1,516	4,641	1,524	1,397
Unrecognized prior service costs	44	52	63	35	42	51
Accumulated Benefit Obligation	$8,559	$7,927	$7,534	$7,993	$7,392	$7,025

In December 2006, Con Edison adopted SFAS No. 158. This Statement required an employer to recognize an asset or liability for the overfunded or underfunded status of its pension and other postretirement benefit plans. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. The Statement required employers to recognize all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income (OCI), net of tax. Such amounts will be adjusted as they are subsequently recognized as components of net periodic benefit cost or income pursuant to the current recognition and amortization provisions.

For the Utilities, generally regulatory accounting treatment is applied in accordance with SFAS No. 71. Unrecognized prior service costs or credits and unrecognized gains and losses are recorded to regulatory assets or liabilities, rather than OCI.

The decline in the value of pension plan assets due to the recent global financial turmoil was a primary driver in the increased pension liability at Con Edison and Con Edison of New York of $3,251 million and $3,119 million, respectively, compared with December 31, 2007. For Con Edison, this resulted in an increase to regulatory assets of $3,193 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with SFAS No. 71 and the Statement of Policy, and an OCI charge of $30 million (net of taxes) for the unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries.

Notes to the Financial Statements — Continued

For Con Edison of New York, this resulted in an increase to regulatory assets of $3,091 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with SFAS No. 71 and an OCI charge of $11 million (net of taxes) for unrecognized net losses and unrecognized prior service costs.

The estimated net loss and prior service cost for the pension plan that will be amortized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison are $300 million and $8 million, respectively. Included in these amounts are $274 million and $7 million, respectively, for Con Edison of New York.

At December 31, 2008 and 2007, Con Edison’s investments include $58 million and $71 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for Con Edison of New York were $49 million and $59 million, respectively. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and Con Edison of New York were $171 million and $137 million as of December 31, 2008 and $155 million and $122 million as of December 31, 2007, respectively.

Assumptions

The actuarial assumptions were as follows:

	2008	2007	2006
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.00%	6.00%
Rate of compensation increase
– Con Edison of New York	4.00%	4.00%	4.00%
– O&R	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00%	6.00%	5.70%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase
– Con Edison of New York	4.00%	4.00%	4.00%
– O&R	4.00%	4.00%	4.00%

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

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2009	2010	2011	2012	2013	2014- 2018
Con Edison	$469	$492	$515	$539	$563	$3,134
Con Edison of New York	437	459	480	503	525	2,928

Expected Contributions

Based on estimates as of December 31, 2008, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2009. The Companies’ policy is to fund their accounting cost to the extent tax deductible, therefore, Con Edison and Con Edison of New York expect to make discretionary contributions of $290 million and $253 million, respectively, to the pension plan during 2009. The Companies are continuing to monitor changes to funding and tax laws that may impact future pension plan funding requirements.

Plan Assets

The asset allocations for the pension plan at the end of 2008, 2007 and 2006, and the target allocation for 2009 are as follows:

	Target Allocation Range	Plan Assets at December 31
Asset Category	2009	2008	2007	2006
Equity Securities	57% - 73%	59%	65%	66%
Debt Securities	21% - 33%	33%	28%	28%
Real Estate	5% - 11%	8%	7%	6%
Total	100%	100%	100%	100%

Notes to the Financial Statements — Continued

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

The investment objective for the pension trust is to maximize the long-term total return on the trust assets within a prudent level of risk. The investment strategy is to diversify its funds across asset classes, investment styles and fund managers. The target asset allocation is reviewed periodically based on asset/liability studies and may be modified as appropriate. The target asset allocation for 2009 reflects the results of such a study conducted in 2007.

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

The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31
(Millions of Dollars)	2008	2007	2006
Con Edison	$21	$21	$20
Con Edison of New York	19	19	18

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

Investment plan gains and losses are fully recognized in expense over a 15-year period for the Companies and other actuarial gains and losses are fully recognized in expense over a 10-year period, provided, however, that the Utilities generally defer any difference between expenses recognized under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and the current rate allowances for their electric, gas and steam operations.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for 2008, 2007 and 2006 were as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2008	2007	2006	2008	2007	2006
Service cost	$20	$18	$17	$16	$14	$13
Interest cost on accumulated other postretirement benefit obligation	95	93	87	84	82	77
Expected return on plan assets	(86)	(81)	(78)	(79)	(74)	(72)
Amortization of net actuarial loss	68	67	58	59	58	49
Amortization of prior service cost	(12)	(14)	(15)	(14)	(14)	(15)
Amortization of transition obligation	3	4	4	4	4	4
Net Periodic Postretirement Benefit Cost	$88	$87	$73	$70	$70	$56
Cost capitalized	(32)	(30)	(23)	(27)	(25)	(19)
Cost deferred	(11)	(33)	(33)	(9)	(30)	(27)
Cost charged to operating expenses	$45	$24	$17	$34	$15	$10

Notes to the Financial Statements — Continued

Funded Status

The funded status of the programs at December 31, 2008, 2007 and 2006 were as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2008	2007	2006	2008	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,630	$1,566	$1,568	$1,433	$1,376	$1,383
Service cost	20	18	17	16	14	13
Interest cost on accumulated postretirement benefit obligation	95	93	87	84	82	77
Net actuarial loss/(gain)	46	29	(17)	44	40	(9)
Benefits paid and administrative expenses	(121)	(125)	(121)	(111)	(114)	(110)
Participant contributions	25	19	20	24	19	19
Medicare prescription benefit	7	9	4	5	9	3
Plan amendments	-	21	8	-	7	-
Benefit Obligation at End of Year	$1,702	$1,630	$1,566	$1,495	$1,433	$1,376
Change in Plan Assets
Fair value of plan assets at beginning of year	$988	$1,005	$926	$907	$927	$861
Actual return on plan assets	(233)	10	114	(215)	11	105
Employer contributions	77	76	65	63	64	52
Participant contributions	25	19	19	24	19	19
Benefits paid	(120)	(122)	(119)	(111)	(114)	(110)
Fair Value of Plan Assets at End of Year	$737	$988	$1,005	$668	$907	$927
Funded Status	$(965)	$(642)	$(561)	$(827)	$(526)	$(449)

Unrecognized net loss	799	500	466	728	450	405
Unrecognized prior service costs	(35)	(47)	(81)	(54)	(68)	(89)
Unrecognized net transition liability at January 1, 1993*	15	18	22	15	18	22

*	Being amortized over a period of 20 years and reduced by an additional amount in 2002 due to plan amendments.

For discussion of SFAS No. 158 and the application of SFAS No. 71 in recording unrecognized prior service costs or credits and unrecognized gains and losses, see Note E.

The decline in the value of other postretirement benefit plan assets due to the recent global financial turmoil was a primary driver in the increased liability at Con Edison and Con Edison of New York of $323 million and $301 million, respectively, compared with December 31, 2007. For Con Edison, this resulted in an increase to regulatory assets of $303 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with SFAS No. 71 and the Statement of Policy, and an OCI charge of $1 million (net of taxes) for the unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries.

For Con Edison of New York, this resulted in an increase to regulatory assets of $288 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with SFAS No. 71 and an OCI charge of $1 million (net of taxes) for unrecognized net losses and unrecognized prior service costs.

The estimated net loss, prior service costs and transition obligation for the other postretirement benefits that will be amortized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison are $73 million, $(12) million and $4 million, respectively. Included in these amounts are $63 million, $(14) million and $4 million, respectively, for Con Edison of New York.

Assumptions

The actuarial assumptions were as follows:

	2008	2007	2006
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate	5.75%	6.00%	6.00%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate	6.00%	6.00%	5.70%
Expected Return on Plan Assets
Tax-Exempt	8.50%	8.50%	8.50%
Taxable
Con Edison of New York	7.50%	7.50%	7.50%
O&R	8.00%	8.00%	8.00%

Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies, and the assumed discount rate.

Notes to the Financial Statements — Continued

The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2008 was 8.0 percent, which is assumed to decrease gradually to 4.5 percent by 2012 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as at December 31, 2008 was 7.0 percent, which is assumed to decrease gradually to 4.5 percent by 2012 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2008:

	Con Edison		Con Edison of New York
	1-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$17	$(3)	$(5)	$15
Effect on service cost and interest cost components for 2008	2	(1)	(1)	1

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2009	2010	2011	2012	2013	2014- 2018
Gross Benefit Payments
Con Edison	$117	$123	$127	$131	$134	$692
Con Edison of New York	105	109	113	116	119	612
Medicare Prescription Benefit Receipts
Con Edison	$11	$12	$13	$13	$14	$86
Con Edison of New York	10	11	11	12	13	78

Expected Contributions

Based on estimates as of December 31, 2008, Con Edison and Con Edison of New York expect to make contributions of $85 million and $70 million, respectively, to the other postretirement benefit plans in 2009.

Plan Assets

The asset allocations for Con Edison of New York’s other postretirement benefit plans at the end of 2008, 2007 and 2006, and the target allocation for 2009 are as follows:

	Target Allocation Range	Plan Assets at December 31
Asset Category	2009	2008	2007	2006
Equity Securities	54% -74%	56%	65%	65%
Debt Securities	15% -49%	44%	35%	35%
Total	100%	100%	100%	100%

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

Notes to the Financial Statements — Continued

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

The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2008 and 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Accrued Liabilities:
Manufactured gas plant sites	$207	$267	$155	$212
Other Superfund Sites	43	60	41	59
Total	$250	$327	$196	$271
Regulatory assets	$378	$378	$315	$312

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites at December 31, 2008 and 2007, were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Remediation costs incurred	$103	$50	$100	$42
Insurance recoveries received*	-	1	-	1

*	Reduced amount deferred for recovery from customers

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2008, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $9 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2008 and 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Accrued liability – asbestos suits	$10	$10	$9	$10
Regulatory assets – asbestos suits	$10	$10	$9	$10
Accrued liability – workers’ compensation	$114	$116	$109	$111
Regulatory assets – workers’ compensation	$38	$41	$38	$41

Notes to the Financial Statements — Continued

Note H – Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a Con Edison of New York steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. As of December 31, 2008, with respect to the incident, the company incurred estimated operating costs of $35 million for property damage, clean up and other response costs, recorded $21 million in actual and expected insurance recoveries and invested $12 million in capital, retirement and other costs. Over ninety suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover most of the company’s costs, which the company is unable to estimate, but which could be substantial, to satisfy its liability to others in connection with the incident.

In November 2008, the PSC approved a Joint Proposal among Con Edison of New York, the PSC staff and the New York State Consumer Protection Board with respect to the PSC’s ongoing proceeding relating to the steam main rupture. Pursuant to the Joint Proposal, among other things, the company (i) will not recover from customers the operating, capital and retirement costs it incurred as a result of the steam main rupture; (ii) will, in general, effectively be limited in its recovery from customers of premiums for its excess liability insurance policies for each of the policy years beginning April 2008 through April 2011 to amounts designed to prevent recovery of any premium increase resulting from the steam main rupture; and (iii) will be released from all prudence-related claims that were or could have been asserted in any PSC proceeding relating to the steam main rupture other than with respect to any damage to company facilities, or incremental costs, that are neither known nor reasonably foreseeable. In August 2008, the company entered into a second agreement with the PSC staff, which became effective upon the approval by the PSC of the Joint Proposal, pursuant to which in lieu of a penalty action for violations, if any, of the Public Service Law or the PSC’s regulations or orders as a result of the steam main rupture, the company accrued a $4 million regulatory liability to be used for future steam customer benefit.

Investigation of Contractor Payments

Con Edison of New York has commenced an internal investigation following the arrest in January 2009 of ten employees and one retired employee for accepting kickbacks from a contractor that performed construction work for the company. The company has retained a law firm and is retaining an accounting firm to assist in its investigation. The company is providing information to governmental authorities in connection with their investigation of the arrested employees and contractor. The company has terminated its employment of the arrested employees and its contracts with the contractor. In February 2009, the PSC commenced a proceeding that, among other things, will examine the prudence of certain of the company’s expenditures relating to the arrests and consider whether additional expenditures should also be examined. The company, based upon its evaluation of its internal controls for 2008 and previous years, believes that the controls were effective to provide reasonable assurance that its financial statements have been fairly presented, in all material respects, in conformity with generally accepted accounting principles. Because the company’s investigation is in its early stages, the company is unable to predict the impact of any of the employees’ unlawful conduct on the company’s internal controls, business, results of operations or financial position.

Other Contingencies

See “Lease In/Lease Out Transactions” in Note J.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $1.6 billion and $1.4 billion at December 31, 2008 and 2007, respectively.

A summary, by type and term, of Con Edison’s total guarantees at December 31, 2008 is as follows:

Guarantee Type (Millions of Dollars)	0 – 3 years	4 –10 years	> 10 years	Total
Commodity transactions	$895	$43	$143	$1,081
Affordable housing program	-	12	-	12
Intra-company guarantees	39	-	1	40
Other guarantees	445	34	-	479
TOTAL	$1,379	$89	$144	$1,612

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

Notes to the Financial Statements — Continued

Task Force (EITF) No. 94-01, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects,” neither the rental apartment properties nor the related indebtedness is included on Con Edison’s consolidated balance sheet.

Intra-company Guarantees – Con Edison guarantees electricity sales made by Con Edison Energy and Con Edison Solutions to O&R and Con Edison of New York.

Other Guarantees – Con Edison, Con Edison Development and its subsidiaries also guarantee the following:

—	$34 million relates to guarantees issued by Con Edison covering RCN Corporation’s lease payment to use Con Edison of New York’s conduit system in accordance with a tariff approved by the PSC and rent payment obligations under various lease agreements for office buildings (see Note U). RCN Corporation is obligated to reimburse Con Edison for any payments made under these guarantees. In the case of the guarantee to Con Edison of New York, this obligation is partially secured by a letter of credit of $18 million, and, in the case of the lease guarantees, this reimbursement is fully secured by letters of credit;

—	$63 million for guarantees provided by Con Edison and Con Edison Solutions for indemnity agreements for surety bonds;

—	$199 million for collateral posted with wholesale counterparties;

—	$183 million relates to guarantees issued by Con Edison covering certain representations and obligations of Con Edison Development and its subsidiary in connection with their December 2007 agreements to sell substantially all of their ownership interests in their generating projects to North American Energy Alliance, LLC. In connection with the sale, Con Edison also issued guarantees, which have no specified limitation on the amount guaranteed, covering certain other representations and the obligations of Con Edison Development and its subsidiary to pay taxes relating to periods before the sale. See Note V.

Notes to the Financial Statements — Continued

Note I – Non-Utility Generators and Other Power Purchase Agreements

Con Edison of New York has long-term power purchase agreements (PPAs) with non-utility generators (NUGs) and others for generating capacity. The company recovers its purchase power costs in accordance with provisions approved by the PSC. See “Recoverable Energy Costs” in Note A.

At December 31, 2008, the significant terms of the PPAs were as follows:

Facility	Equity Owner	Plant Output (MW)	Contracted Output (MW)		Contract Start Date	Contract Term (Years)
Indian Point	Entergy Nuclear Power Marketing, LLC	1,299	1,000	*	August 2001	11
Independence	Sithe/Independence Power Partners, LP	1,254	705		November 1994	20
Linden Cogeneration	Cogen Technologies Linden Venture, LP	1,035	618		May 1992	25
Astoria Energy	Astoria Energy, LLC	640	500		May 2006	10
Selkirk	Selkirk Cogen Partners, LP	358	265		September 1994	20
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	322	280		November 1996	40
Indeck Corinth	Indeck Energy Services of Corinth, Inc.	147	131		July 1995	20

*	Contracted output will decrease to 850 MW in 2010 and 350 MW in 2011.

Assuming performance by the parties to the PPAs, Con Edison of New York is obligated over the terms of the PPAs to make capacity and other fixed payments.

For the years 2009 through 2013, the capacity and other fixed payments under the contracts are estimated to be as follows:

(Millions of Dollars)	2009	2010	2011	2012	2013
Con Edison of New York	$486	$485	$477	$468	$463

For energy delivered under most of the PPAs, Con Edison of New York is obligated to pay variable prices. The company’s payments under the PPAs for capacity, energy and other fixed payments in 2008, 2007 and 2006 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2008	2007	2006
Indian Point	$561	$468	$400
Linden Cogeneration	629	525	539
Selkirk	236	193	187
Astoria Energy	248	281	164
Brooklyn Navy Yard	154	142	150
Independence	101	105	105
Indeck Corinth	120	87	81
Wheelabrator	35	29	25

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

Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with SFAS No. 71, the amortization of the leased asset is based on the rental payments recovered from customers. The following assets under capital leases are included in the Companies’ consolidated balance sheets at December 31, 2008 and 2007:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Utility Plant
Transmission	$5	$6	$5	$6
Common	17	22	17	20
Total	$22	$28	$22	$26

The accumulated amortization of the capital leases for Con Edison and Con Edison of New York was $48 million each at December 31, 2008, and $45 million and $44 million, respectively, at December 31, 2007.

Notes to the Financial Statements — Continued

The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
2009	$8	$8
2010	7	7
2011	7	7
2012	5	5
2013	-	-
All years thereafter	-	-
Total	27	27
Less: amount representing interest	5	5
Present value of net minimum lease payment	$22	$22

Con Edison of New York subleases one of its capital leases. The minimum rental to be received in the future under the non-cancelable sublease is $15 million.

Operating leases: The future minimum lease commitments under the Companies’ non-cancelable operating lease agreements are as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
2009	$44	42
2010	42	41
2011	42	42
2012	43	42
2013	42	42
All years thereafter	61	61
Total	$274	$270

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with SFAS No. 13, “Accounting for Leases,” Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company's investment in these leveraged leases was $(8) million at December 31, 2008 and $9 million at December 31, 2007 and is comprised of a $235 million gross investment less $243 million of deferred tax liabilities at December 31, 2008 and $235 million gross investment less $226 million of deferred tax liabilities at December 31, 2007.

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of this tax payment and interest. A trial was completed in November 2007, post trial briefs have been filed and oral argument took place on August 13, 2008. A decision is expected later this year.

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

In a third LILO case, a jury verdict was rendered, partially favorable to the taxpayer and partially favorable to the

Notes to the Financial Statements — Continued

government. See, Fifth Third Bancorp & Subsidiaries v. United States, 1:05-CV-350 (S.D. Ohio April 18, 2008). In December 2008, this case was conditionally dismissed without prejudice to the parties until June 2, 2009, for the purpose of pursuing a settlement. In the event a settlement is not reached, the case will be reinstated to the Court calendar.

The IRS has completed the pre-filing Compliance Assurance Process for the 2007 tax year and the company and the IRS did not reach agreement on the treatment of the LILO transactions within the 2007 tax return, a net tax deduction of $41 million. In connection with its audit of Con Edison’s federal income tax return for the tax year 2006, the IRS disallowed $43 million of net tax deductions taken with respect to both of the LILO transactions for the tax year. Con Edison filed an appeal of this audit level disallowance with the Appeals Office of the IRS, where consideration of this matter is pending. In connection with its audit of Con Edison’s federal income tax returns for the tax years 1998 through 2005, the IRS indicated that it intends to disallow $332 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. If and when these audit level disallowances become appealable, Con Edison intends to file appeals of the disallowances with the Appeals Office of the IRS.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through December 31, 2008, in the aggregate, was $188 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $78 million at December 31, 2008.

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

Note K – Goodwill

In 2008 and 2007, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of the goodwill were allocated to Con Edison of New York and O&R, respectively. In 2008, Con Edison completed impairment tests for the goodwill of $5 million related to two energy services companies acquired by Con Edison Solutions, and determined that it was not impaired.

Note L – Income Tax

The components of income tax are as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2008	2007	2006	2008	2007	2006
Charge/(benefit) to operations:
State
Current	$52	$30	$4	$8	$20	$—
Deferred – net	82	72	86	84	70	78
Federal
Current	(3)	72	73	(106)	46	55
Deferred – net	387	284	250	416	262	228
Amortization of investment tax credits	(6)	(6)	(6)	(6)	(6)	(6)
Total Charge to Operations	512	452	407	396	392	355
Charge/(benefit) to other income:
State
Current	1	8	(8)	(1)	—	(6)
Deferred – net	2	(8)	1	2	—	5
Federal
Current	4	(9)	(13)	(4)	5	(12)
Deferred – net	5	(6)	2	4	(5)	7
Total Charge/(Benefit) to Other Income	12	(15)	(18)	1	—	(6)
TOTAL	$524	$437	$389	$397	$392	$349

Notes to the Financial Statements — Continued

The tax effect of temporary differences, which gave rise to deferred tax assets and liabilities, is as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Deferred tax liabilities:
Depreciation	$2,363	$2,075	$2,230	$1,873
Regulatory liability – future income tax	1,374	1,240	1,296	1,165
Unrecognized pension and other postretirement costs – SFAS No. 158	2,284	855	2,172	794
State income tax	557	474	482	394
Capitalized overheads	479	432	437	399
Other	539	544	330	378
Total deferred tax liabilities	7,596	5,620	6,947	5,003
Deferred tax assets:
Unrecognized pension and other postretirement costs – SFAS No. 158	2,284	855	2,172	794
Regulatory asset – future income tax	185	125	168	109
State income tax	49	47	16	18
Other	151	207	49	139
Total deferred tax assets	2,669	1,234	2,405	1,060
Net Liabilities	4,927	4,386	4,542	3,943
Investment Tax Credits	72	79	69	75
Deferred Income Taxes and Investment Tax Credits	$4,999	$4,465	$4,611	$4,018
Deferred Income Taxes – Recoverable Energy Costs	70	86	59	77
Total Deferred Income Taxes and Investment Tax Credits	$5,069	$4,551	$4,670	$4,095

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

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			Con Edison of New York
(% of Pre-tax income)	2008	2007	2006	2008	2007	2006
Statutory Tax Rate
Federal	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	6	5	5	5	4	5
Depreciation related differences	1	1	1	1	1	1
Cost of removal	(5)	(6)	(6)	(6)	(6)	(6)
Other	(1)	(3)	(1)	(2)	(3)	(2)
Effective Tax Rate	36%	32%	34%	33%	31%	33%

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

The IRS has essentially completed its field audits of the Companies’ federal income tax returns through 2007. The Companies’ federal income tax returns for 2002 through 2007

Notes to the Financial Statements — Continued

reflect certain tax positions with which the IRS does not or may not agree, including tax positions with respect to the deduction of certain construction-related costs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The field audits of the Companies’ New York State income tax returns have been completed through 2005. Any adjustments to federal income tax returns will result in the Companies filing the federal audit changes with New York State to incorporate in the applicable state income tax returns.

The Companies’ uncertain tax positions include the “simplified service cost method” (SSCM) used to determine the extent to which construction-related costs could be deducted in 2002 through 2005. In July 2008, the IRS entered into a closing agreement with Con Edison covering the Companies’ use of the SSCM to determine the extent to which construction- related costs could be deducted in 2002 through 2004. The closing agreement does not cover 2005, the last year for which SSCM is an uncertain tax position. The Companies do not expect the required repayment, with interest, to the IRS of their SSCM tax benefits for 2002 through 2005 to exceed the $160 million ($147 million of which is attributable to Con Edison of New York) the Companies paid to the IRS in June 2007 as a deposit for the repayment. Repayment of the SSCM tax benefits would not affect the Companies’ results of operations because deferred taxes have been previously provided for the related temporary differences between the SSCM deductions taken for federal income tax purposes and the corresponding amounts charged to expense for financial reporting purposes. The Companies notified New York State of the closing agreement with the IRS applicable to the years 2002 through 2004 and, in December 2008, made a payment of $34 million, including interest of $12 million ($31 million, including interest of $10 million, is attributable to Con Edison of New York) in settlement of the issue for those years.

Upon adoption of FIN 48, Con Edison and Con Edison of New York reclassified previously recorded tax liabilities of $151 million and $139 million, respectively, which primarily related to SSCM, to a liability for uncertain tax positions. At December 31, 2008 and 2007, the liabilities for uncertain tax positions for Con Edison were $118 million and $155 million, respectively, and for Con Edison of New York were $108 million and $142 million, respectively, and accrued interest on the liabilities amounted to $18 million and $35 million for Con Edison, respectively, and $15 million and $31 million for Con Edison of New York, respectively. The closing agreement with the IRS and payment to New York State in settlement of SSCM for years 2002 through 2004 resulted in the decrease in accrued interest balances for uncertain tax positions. The Companies recognize interest accrued related to the liability for uncertain tax positions in interest expense and penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2008, the Companies recognized an immaterial amount of interest expense for uncertain tax positions. In 2007, Con Edison recognized interest expense for uncertain tax positions of $11 million, of which $9 million is attributable to Con Edison of New York.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and Con Edison of New York follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Balance at the beginning of the year	$155	$151	$142	$139
Additions based on tax positions related to the current year	-	-	-	-
Additions based on tax positions of prior years	-	19	-	17
Reductions for tax positions of prior years	(14)	(15)	(13)	(14)
Settlements	(23)	-	(21)	-
Balance at the end of the year	$118	$155	$108	$142

The Companies do not expect the total amounts of uncertain tax positions or unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Note M – Stock-Based Compensation

The Companies may compensate employees and directors with, among other things, stock options, restricted stock units and contributions to a discount stock purchase plan. The Stock Option Plan (the 1996 Plan) provided for awards of stock options to officers and employees for up to 10 million shares of Con Edison common stock. The Long Term Incentive Plan (LTIP) among other things, provides for awards of restricted stock units, stock options and, to Con Edison's non-officer directors, deferred stock units for up to 10 million shares of common stock (of which not more than four million shares may be restricted stock or stock units).

Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new (authorized, but unissued) shares,

Notes to the Financial Statements — Continued

treasury shares or shares purchased in the open market. The shares used during the periods ended December 31, 2008 and 2007 have been new shares.

In January 2006, Con Edison adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective approach. Pursuant to SFAS No. 123(R), the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the period ended December 31, 2008, 2007 and 2006:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2008	2007	2006	2008	2007	2006
Stock options	$1	$1	$7	$1	$1	$6
Restricted stock units	1	2	1	1	1	1
Performance-based restricted stock	8	5	11	7	4	10
Non-officer director deferred stock compensation	1	1	1	1	1	1
Total	$11	$9	$20	$10	$7	$18

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

The outstanding options are “equity awards” because shares of Con Edison common stock are delivered upon exercise of the options. As equity awards, the fair value of the options is measured at the grant date. There were no options granted in 2008 and 2007. The weighted-average fair value of options granted in 2006 is $3.81 per share. This value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2006
Risk-free interest rate	4.62%
Expected life	4.6 years
Expected stock volatility	13.41%
Expected dividend yield	5.06%

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

Notes to the Financial Statements — Continued

A summary of changes in the status of stock options awarded as of December 31, 2008, 2007 and 2006 is as follows:

	Con Edison		Con Edison of New York
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/05	7,867,151	$41.913	6,697,401	$42.000
Granted	1,663,900	45.133	1,410,700	45.175
Exercised	(854,550)	39.584	(729,700)	39.805
Forfeited	(58,900)	44.283	(31,800)	45.006
Outstanding at 12/31/06	8,617,601	$42.773	7,346,601	$42.842
Exercised	(1,971,450)	41.770	(1,793,500)	41.780
Forfeited	(49,301)	42.865	(21,251)	42.899
Outstanding at 12/31/07	6,596,850	$43.072	5,531,850	$43.187
Exercised	(271,400)	39.364	(239,000)	39.875
Forfeited	(124,850)	43.316	(105,050)	43.411
Outstanding at 12/31/08	6,200,600	$43.229	5,187,800	$43.335

The changes in the fair value of all outstanding options from their grant dates to December 31, 2008 and 2007 (aggregate intrinsic value) for Con Edison were $(27) million and $38 million, respectively. The changes in the fair value of all outstanding options from their grant dates to December 31, 2008 and 2007 (aggregate intrinsic value) for Con Edison of New York was $(23) million and $31 million, respectively. The aggregate intrinsic value of options exercised in 2008 and 2007 was $1 million and $16 million, respectively, and the cash received by Con Edison for payment of the exercise price was $11 million and $82 million, respectively. The weighted average remaining contractual life of options outstanding is three years as of December 31, 2008.

The following table summarizes stock options outstanding at December 31, 2008 for each plan year for the Companies:

		Con Edison			Con Edison of New York
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2006	8	1,615,800	$45.182	-	1,390,700	$45.199	-
2005	7	1,227,700	42.756	1,227,700	1,004,250	42.731	1,004,250
2004	6	920,700	43.765	920,700	737,850	43.761	737,850
2003	5	637,900	39.758	637,900	469,400	39.721	469,400
2002	4	848,050	42.510	848,050	712,050	42.510	712,050
2001	3	311,300	37.750	311,300	265,800	37.750	265,800
2000	2	100,150	32.500	100,150	86,150	32.500	86,150
1999	1	539,000	47.940	539,000	521,600	47.940	521,600
Total		6,200,600	$43.229	4,584,800	5,187,800	$43.335	3,797,100

The exercise prices of options awarded in 2006 range from $43.50 to $46.88. The total expense to be recognized in future periods for unvested stock options outstanding as of December 31, 2008 is $0.1 million for Con Edison and Con Edison of New York.

Restricted Stock Units

Restricted stock unit awards under the LTIP have been made as follows: (i) to officers and certain employees, including awards that provide for adjustment of the number of units (performance- restricted stock units or Performance RSUs); and (ii) in connection with the directors’ deferred compensation plan. Each restricted stock unit awarded represents the right to receive, upon vesting, one share of Con Edison common stock, or, except for units awarded under the directors’ plan, the cash value of a share or a combination thereof.

Notes to the Financial Statements — Continued

In accordance with SFAS No. 123(R), for outstanding restricted stock awards other than Performance RSUs or awards under the directors’ deferred compensation plan, the Companies have accrued a liability based on the market value of a common share on the grant date and are recognizing compensation expense over the vesting period. The weighted average vesting period for outstanding awards is three years and is based on the employee’s continuous service to Con Edison. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income. At December 31, 2008 and 2007, there were 113,145 and 114,505 units outstanding, respectively, for Con Edison, of which 76,045 and 62,505 units were outstanding, respectively, for Con Edison of New York. The weighted average fair value as of the grant date of the outstanding units other than Performance RSUs or awards under the directors’ deferred compensation plan for December 31, 2008 and 2007 was $41.080 and $42.834 per unit, respectively, for Con Edison. The weighted average fair value as of the grant date of the outstanding units for December 31, 2008 and 2007 was $43.852 and $45.838 per unit, respectively, for Con Edison of New York. The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of December 31, 2008 for Con Edison and Con Edison of New York was $1 million.

The number of units in each annual Performance RSU award is subject to adjustment as follows: (i) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 150 percent based on Con Edison's total shareholder return relative to a specified peer group during a specified performance period (the TSR portion); and (ii) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 132 percent based on determinations made in connection with Con Edison of New York's Executive Incentive Plan, or, for certain officers, the O&R Annual Team Incentive Plan or goals relating to Con Edison's competitive energy businesses (the EIP portion). Units generally vest when the performance period ends.

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

2008
Risk-free interest rate	0.34% - 2.04%
Expected term	3 years
Expected volatility	28.91%
Expected quarterly dividends	$0.585 - $0.600

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

A summary of changes in the status of the Performance RSUs TSR portion during the period ended December 31, 2008 and 2007 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Fair Value*	Units	Weighted Average Fair Value*
Non-vested at 12/31/06	126,425	$13.992	94,025	$14.420
Granted	146,880	45.601	108,833	45.776
Vested and Exercised	(46,762)	39.311	(32,607)	38.988
Forfeited	(30,563)	—	(24,218)	—
Non-vested at 12/31/07	195,980	$33.398	146,033	$33.048
Granted	198,325	34.279	151,273	33.854
Vested and Exercised	(12,627)	11.618	(10,123)	11.610
Forfeited	(58,669)	—	(39,624)	—
Non-vested at 12/31/08	323,009	$48.847	247,559	$48.840
*	Fair value is determined using the Monte Carlo simulation described above.

A summary of changes in the status of the Performance RSUs’ EIP portion during the period ended December 31, 2008 and 2007 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Price	Units	Weighted Average Price
Non-vested at 12/31/06	126,425	$48.070	94,025	$48.070
Granted	146,880	48.550	108,833	48.735
Vested and Exercised	(69,804)	48.256	(49,304)	48.275
Forfeited	(7,521)	—	(7,521)	—
Non-vested at 12/31/07	195,980	$48.850	146,033	$48.850
Granted	198,325	45.136	151,273	44.858
Vested and Exercised	(50,509)	38.932	(40,494)	38.930
Forfeited	(20,787)	—	(9,253)	—
Non-vested at 12/31/08	323,009	$38.930	247,559	$38.930

Notes to the Financial Statements — Continued

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of December 31, 2008 is $15 million, including $12 million for Con Edison of New York.

Con Edison has a deferred stock compensation plan for non-officer directors. Awards under the deferred compensation stock plan are covered by the LTIP. Each director receives 1,500 stock units annually for service as a director. These stock units are deferred until the director's termination of service. Directors may elect to receive dividend equivalents earned on stock units in cash payments. Restricted stock units issued under the directors’ deferred compensation plan are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the period ended December 31, 2008, approximately 32,524 units were issued.

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

Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2008, 2007 and 2006, 745,869, 633,647 and 624,751 shares were purchased under the Stock Purchase Plan at a weighted average price of $42.47, $47.70 and $45.33 per share, respectively.

Note N – Financial Information by Business Segment

The business segments of each of the Companies were determined based on management’s reporting and decision-making requirements in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. See Note V. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities.

All revenues of these business segments, excluding revenues earned by Con Edison Development on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States of America. Also, all assets of the business segments, excluding certain investments in energy infrastructure projects by Con Edison Development ($244 million at December 31, 2008), are located in the United States of America. The accounting policies of the segments are the same as those described in Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

Notes to the Financial Statements — Continued

The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2008 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Total assets*	Construction expenditures
Con Edison of New York
Electric	$7,878	$12	$521	$295	$975	$375	$23,181	$1,743
Gas	1,839	5	90	91	216	75	4,882	338
Steam	707	74	61	10	80	42	2,352	121
Consolidation adjustments	-	(91)	-	-	-	-	-	-
Total Con Edison of New York	$10,424	$-	$672	$396	$1,271	$492	$30,415	$2,202
O&R
Electric	$733	$-	$29	$18	$51	$18	$1,509	$88
Gas	258	-	11	6	19	9	590	32
Other*	-	-	-	-	-	1	58	-
Total O&R	$991	$-	$40	$24	$70	$28	$2,157	$120
Competitive energy businesses	$2,195	$(11)	$5	$92	$69	$(2)	$668	$4
Other**	(27)	11	-	-	(2)	26	258	-
Total Con Edison	$13,583	$-	$717	$512	$1,408	$544	$33,498	$2,326

As of and for the Year Ended December 31, 2007 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Total assets*	Construction expenditures
Con Edison of New York
Electric	$7,440	$11	$448	$271	$967	$347	$18,581	$1,567
Gas	1,759	5	85	94	218	71	3,786	217
Steam	686	77	60	27	92	40	2,137	95
Consolidation adjustments	-	(93)	-	-	-	-	-	-
Total Con Edison of New York	$9,885	$-	$593	$392	$1,277	$458	$24,504	$1,879
O&R
Electric	$671	$-	$27	$19	$57	$21	$1,271	$80
Gas	265	-	11	5	22	11	530	32
Other*	-	-	-	-	-	2	61	-
Total O&R	$936	$-	$38	$24	$79	$34	$1,862	$112
Competitive energy businesses****	$2,303	$12	$14	$36	$42	$(4)	$1,629	$7
Other**	(4)	(12)	-	-	(3)	29	267	-
Total Con Edison	$13,120	$-	$645	$452	$1,395	$517	$28,262	$1,998

As of and for the Year Ended December 31, 2006 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Total assets*	Construction expenditures***
Con Edison of New York
Electric	$7,052	$10	$414	$235	$837	$331	$17,100	$1,462
Gas	1,613	4	81	81	186	73	3,795	219
Steam	623	75	50	39	87	42	1,921	101
Consolidation adjustments	-	(89)	-	-	-	-	-	-
Total Con Edison of New York	$9,288	$-	$545	$355	$1,110	$446	$22,816	$1,782
O&R
Electric	$582	$-	$25	$20	$53	$18	$1,230	$84
Gas	236	-	10	5	16	7	495	26
Other*	-	-	-	-	-	3	43	-
Total O&R	$818	$-	$35	$25	$69	$28	$1,768	$110
Competitive businesses	$1,919	$39	$15	$27	$41	$-	$1,726	$6
Other**	(63)	(39)	-	-	1	36	389	-
Total Con Edison	$11,962	$-	$595	$407	$1,221	$510	$26,699	$1,898

*	Includes amounts related to the RECO securitization.

**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

***	Construction expenditures for competitive businesses include amounts related to discontinued operations of Con Edison Development and Con Edison Communications.

****	Total assets for the competitive energy businesses included $906 million of assets held for sale at December 31, 2007.

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

Energy Price Hedging

Con Edison's subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at December 31, 2008 and 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Fair value of net derivative assets/(liabilities) - gross	$(428)	$(70)	$(259)	$(49)
Impact of netting of cash collateral	322	115	224	92
Fair value of net derivative assets/(liabilities) - net	$(106)	$45	$(35)	$43

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

At December 31, 2008, Con Edison and Con Edison of New York had $289 million and $67 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $183 million with investment-grade counterparties, $104 million primarily with commodity exchange brokers or independent system operators and $2 million with non-investment grade counterparties. Con Edison of New York’s entire net credit exposure was with commodity exchange brokers.

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

Con Edison’s competitive energy businesses elected to discontinue the use of hedge accounting for their commodity derivatives effective July 1, 2007. As of such date, net unrealized derivative losses relative to cash flow hedges, reported in OCI, amounted to $28 million, which are being reclassified to earnings at the time the underlying transaction is completed. At December 31, 2008, net unrealized derivative gains of $1 million associated with the discontinued cash flow hedges remained in accumulated OCI.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Recoverable Energy Costs” in Note A. Con Edison’s competitive energy businesses record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the years ended December 31, 2008 and 2007, Con Edison recorded in non-utility operating revenues unrealized pre-tax losses of $100 million and $8 million, respectively.

Interest Rate Swaps

In May 2008, Con Edison Development’s interest rate swaps that were designated as cash flow hedges under SFAS No. 133 were sold. The losses were classified to income/(loss) from discontinued operations for the year ended December 31, 2008 and were immaterial to Con Edison’s results of operations.

O&R has an interest rate swap related to its Series 1994A Debt. See Note C. At December 31, 2007, the swap was designated as a cash flow hedge, the fair value of which was an unrealized loss of $11 million that was recorded in OCI. In February 2008, the swap counterparty changed the method of calculating its

Notes to the Financial Statements — Continued

payments under the swap and, as a result, the swap no longer qualified as a hedge under SFAS No. 133. In accordance with O&R’s July 2008 electric rate plan (see Note B), O&R is to defer as a regulatory asset or liability the difference between its actual interest and swap costs relating to its tax-exempt debt and the amount for such costs reflected in rates. Similar treatment is expected in O&R’s other services. The fair value of this interest rate swap at December 31, 2008 was an unrealized loss of $15 million, which has been deferred as a regulatory asset.

Note P – Fair Value Measurements

Effective January 1, 2008, the Companies adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Companies often make certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. The Companies use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS No. 157 requires consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2008, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

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

Notes to the Financial Statements — Continued

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized below under the three-level hierarchy established by SFAS No. 157.

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Derivative assets:
Energy (1)	$1	$-	$150	$38	$206	$16	$(117)	$65	$240	$119
Other assets (3)	23	23	-	-	73	65	-	-	96	88
Total	$24	$23	$150	$38	$279	$81	$(117)	$65	$336	$207
Derivative liabilities:
Energy (1)	$34	$34	$495	$264	$256	$15	$(439)	$(159)	$346	$154
Financial & other (2)	-	-	-	-	15	-	-	-	15	-
Total	$34	$34	$495	$264	$271	$15	$(439)	$(159)	$361	$154

(1)	A significant portion of the energy derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O.

(2)	Includes an interest rate swap. See Note O.

(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.

(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy:

	For the Year Ended December 31, 2008
(Millions of Dollars)	Beginning Balance as of January 1, 2008	Total Gains/(Losses) – Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of December 31, 2008
		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$23	$28	$(61)	$(40)	$-	$(50)
Financial & other	(11)	-	(4)	-	-	(15)
Other	107	(13)	(21)	-	-	73
Total	$119	$15	$(86)	$(40)	$-	$8
Con Edison of New York
Derivatives:
Energy	$11	$13	$6	$(29)	$-	$1
Other	95	(13)	(17)	-	-	65
Total	$106	$-	$(11)	$(29)	$-	$66

For the Utilities, realized gains and losses on Level 3 energy derivative assets and liabilities are reported as part of purchased power and gas costs. The Utilities generally recover these costs in accordance with rate provisions approved by the applicable state public utilities commissions. See Note A. Unrealized gains and losses for energy derivatives are generally deferred on the consolidated balance sheet in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 energy derivative assets and liabilities are reported in non-utility revenues ($3 million gain) and purchased power costs ($3 million gain) on the consolidated income statement for the year ended December 31, 2008. The change in unrealized gains or losses relating to assets still held at December 31, 2008, included in non-utility revenues for the year ended December 31, 2008, is a $4 million gain.

Notes to the Financial Statements — Continued

For the Utilities, realized and unrealized gains and losses on Level 3 other assets of $(34) million are reported in investment and other income on the consolidated income statement for the year ended December 31, 2008. The change in realized and unrealized gains and losses on Level 3 other assets for the year ended December 31, 2008 was primarily due to the ongoing global financial turmoil.

Note Q – Variable Interest Entities

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

VIE assets included non-utility plant of $315 million at December 31, 2007 related to a lease arrangement entered into by a Con Edison Development subsidiary in 2000, to finance the construction of a 525 MW gas-fired electric generating facility in Newington, New Hampshire (the “facility”). These VIE assets were reclassified at December 31, 2007 to Non-utility property held for sale as a result of the pending sale of the assets. Debt related to the facility was $326 million at December 31, 2007. Such debt was reclassified to long term debt due within one year at December 31, 2007 as a result of the pending sale. In June 2008, Con Edison issued a like amount of its unsecured notes in exchange for the debt related to the facility (which was then cancelled) in connection with the purchase by a Con Edison Development subsidiary of the facility, the sale of which was then completed. See Note V.

Con Edison has a variable interest in a non-consolidated VIE related to Con Edison Development’s sole limited interest in an affordable housing partnership that began in 2000. Con Edison Development’s maximum exposure to loss as a result of its involvement with the VIE is $4 million and $5 million at December 31, 2008 and 2007, respectively. The maximum exposure to loss is the carrying value of the investment less amortization. In addition, Con Edison has guaranteed the debt undertaken by the partnership. See Note H.

Con Edison of New York did not apply FIN 46R to the following five potential VIEs with which it has long-term PPAs: Sithe/Independence Power Partners, LP, Cogen Technologies Linden Venture, LP, Selkirk Cogen Partners, LP, Brooklyn Navy Yard Cogeneration Partners, LP, and Indeck Energy Services of Corinth, Inc. In each quarter of 2008, requests were made of the counterparties for information necessary to determine whether the entity was a VIE and whether Con Edison of New York is the primary beneficiary; however, the information was not made available. See Note I for information on these PPAs.

Note R – Asset Retirement Obligations

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

The Utilities include in depreciation the estimated removal costs, less salvage, for utility plant assets. In accordance with SFAS No. 143, future removal costs that do not represent legal asset retirement obligations are recorded as regulatory liabilities pursuant to SFAS No. 71. The related regulatory liabilities recorded for Con Edison and Con Edison of New York were $378 million and $313 million at December 31, 2008 and $422 million and $362 million at December 31, 2007, respectively.

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

At December 31, 2008, the liabilities of Con Edison and Con Edison of New York for the fair value of their legal asset retirement obligations were $115 million, as compared with $110 million at December 31, 2007. In addition, Con Edison and Con Edison of New York increased utility plant, net of accumulated depreciation, for asset retirement costs at December 31, 2008 by $31 million, as compared with $34 million at December 31, 2007.

Notes to the Financial Statements — Continued

Pursuant to SFAS No. 71, Con Edison of New York also recorded a reduction of $84 million and $76 million at December 31, 2008 and 2007, respectively, to the regulatory liability associated with cost of removal to reflect accumulated depreciation and interest accretion costs.

Note S – Related Party Transactions

The Utilities and Con Edison’s competitive businesses provide administrative and other services to each other pursuant to cost allocation procedures approved by the PSC. The costs of administrative and other services provided by Con Edison of New York to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Con Edison of New York
(Millions of Dollars)	2008	2007	2006
Cost of services provided	$65	$64	$64
Cost of services received	$50	$45	$47

In addition, Con Edison of New York and O&R have joint gas supply arrangements, in connection with which Con Edison of New York sold to O&R $183 million, $161 million and $149 million of natural gas for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are net of the effect of related hedging transactions.

Con Edison of New York entered into financial contracts on behalf of O&R with various brokers and counterparties to hedge purchases of electricity. For the years ended December 31, 2008, 2007 and 2006, the realized gains recorded as part of purchase power expense is $0.2 million, $5 million and $9 million, respectively.

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

FERC has authorized Con Edison of New York through 2010 to lend funds to O&R from time to time, for periods of not more than 12 months, in amounts not to exceed $200 million outstanding at any time, at prevailing market rates. Con Edison of New York’s outstanding loans to O&R amounted to $113 million and $55 million, at December 31, 2008 and 2007, respectively.

Note T – New Financial Accounting Standards

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and requires an employer to separately disclose the fair value of each major category of plan assets of a defined benefit pension or postretirement plan. In addition, employers are required to disclose information enabling users to understand investment policies and strategies, assess the inputs and valuation techniques used to develop fair value measurements, and to disclose any significant concentrations of risks within plan assets. This FSP is effective for fiscal years ending after December 15, 2009, earlier application is permitted. The Companies are currently evaluating the impact of this FSP on the disclosures for defined benefit pension and postretirement plan assets.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand financial statement disclosures required. This FSP is effective for the first reporting period ending after December 15, 2008. The application of this FSP did not have a material impact on the Companies’ financial position, results of operations or liquidity. However, it did require additional disclosures regarding variable interest entities. See Note Q.

In November 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations,” which provides clarification on the measurement of the initial carrying value of an equity investment, impairment assessment of underlying indefinite-lived intangible assets of an equity method investment, accounting for an equity method investee’s issuance of shares, and how to account for a change in investment from the equity method to the cost method. The guidance in this EITF is effective for fiscal years beginning on or after December 15, 2008, and is to be applied prospectively. The Companies are currently evaluating the impact of this FSP on their financial position, results of operations and liquidity.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP would amend FASB Statement No. 157, “Fair Value Measurements,” to clarify its application in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is

Notes to the Financial Statements — Continued

determined when the market for that financial asset is inactive. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The application of this FSP did not have a material impact on the Companies’ financial position, results of operations or liquidity.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees; An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” to expand financial statement disclosures required for credit derivatives within the scope of Statement No. 133 and guarantees within the scope of Interpretation 45, as well as clarifying the effective date of FASB Statement No. 161. The FSP is effective for reporting periods ending after November 15, 2008. The application of this FSP did not have a material impact on the Companies’ financial position, results of operations or liquidity.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP applies to convertible debt instruments that may be settled in cash, or other assets, upon conversion and are not addressed by APB Opinion No. 14 “Accounting for Convertible Debt

Instruments and Debt Issued with Stock Purchase Warrants.” If the embedded conversion option is required to be separately accounted for as a derivative, then such convertible debt instruments should be accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and this FSP does not apply .This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This FSP is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Companies are currently evaluating the impact of this Statement on their disclosures of financial position, results of operations and liquidity.

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends FASB Statement No. 157 to exclude FASB Statement No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification and measurement under Statement No. 13. This FSP was effective upon the initial adoption of SFAS 157. FSP No. FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least

Notes to the Financial Statements — Continued

annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The adoption of both FSP No. 157-1 and FSP No. FAS 157-2 did not have a material impact on the Companies’ financial position, results of operations or liquidity.

In January 2008, the FASB issued Statement 133 Implementation Issue No. E23, “Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68.” Issue E23 amends paragraph 68 of SFAS 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness. The implementation guidance in this Issue is effective for hedging relationships designated on or after January 1, 2008. The adoption of Issue E23 did not have a material impact on the Companies’ financial position, results of operations or liquidity.

Note U – Con Edison Communications (CEC)

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

Note V – Con Edison Development

During the second quarter of 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects (Rock Springs, Ocean Peaking Power, CEEMI, Newington and Lakewood) with an aggregate capacity of approximately 1,706 megawatts to North American Energy Alliance, LLC. The sale resulted in total cash proceeds, net of estimated taxes and transaction expenses, of $1,067 million, and an after-tax gain, net of all transaction expenses, of approximately $400 million.

In May 2008, Con Edison Energy entered into agreements to provide energy management services, such as plant scheduling and fuel procurement, for the Rock Springs, Ocean Peaking Power and CEEMI projects for one to two years. Such services are expected to give rise to a significant level of continuing direct cash flows between Con Edison Energy and the disposed projects, and to provide Con Edison Energy with significant continuing involvement with the operations of the disposed projects. As a result, under the guidance of EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF No. 03-13), Con Edison has concluded that the Rock Springs, Ocean Peaking Power and CEEMI projects do not qualify for discontinued operations. Accordingly, the results of operations of these projects during 2006, 2007 and prior to the completion of the sale in 2008, along with the after-tax gain, net of transaction expenses, of $131 million associated with the sale of these projects, have been reported within continuing operations in the accompanying Con Edison consolidated income statement.

Con Edison’s competitive energy businesses engaged in certain services for the Newington and Lakewood projects on a short-term basis after the sale. However, such services were much more limited than those provided to the Rock Springs, Ocean Peaking Power and CEEMI projects, and did not give rise to a significant level of continuing direct cash flows between Con Edison and the disposed projects, or provide Con Edison with significant continuing involvement in the operating or financial policies of the disposed projects. As a result, Con Edison believes that the criteria within SFAS No. 144 and EITF No. 03-13 for discontinued operations treatment have been met for the Newington and Lakewood projects. Accordingly, the results of operations of these projects during 2006, 2007 and prior to the completion of the sale in 2008 have been reflected in income from discontinued operations (net of income taxes) in the accompanying Con Edison consolidated income statement. The Newington and Lakewood projects had revenues of $143 million, $268 million and $194 million and pre-tax profit (loss) of $7 million, $5 million and $0 for the periods ended December 31, 2008, 2007 and 2006, respectively. Income from discontinued operations also includes the after-tax gain, net of transaction expenses, of $270 million associated with the sale of these projects.

SCHEDULE I

Condensed Financial Information of Consolidated Edison, Inc.

Condensed Balance Sheet

(Parent Company Only)

	At December 31,
(Millions of Dollars)	2008	2007
Assets
Current Assets
Cash and temporary cash investments	$17	$32
Accounts receivable from affiliated companies	63	52
Prepayments	145	26
Other current assets	-	1
Total Current Assets	225	111
Investments in subsidiaries and others	10,718	10,137
Goodwill	406	406
Federal income tax due from taxing authority	10	8
Deferred income tax	26	29
Other assets	174	159
Total Assets	$11,559	$10,850
Capitalization and Liabilities
Common Shareholders’ Equity
Common stock	$4,095	$4,023
Retained earnings	6,646	6,056
Total Common Shareholders’ Equity	10,741	10,079
Long-term debt	318	-
Total Capitalization	11,059	10,079
Noncurrent Liabilities	178	173
Current Liabilities
Long-term debt due within a year	4	200
Notes payable	110	240
Accounts payable	7	117
Other current liabilities	201	41
Total Current Liabilities	322	598
Total Liabilities	500	771
Total Capitalization and Liabilities	$11,559	$10,850

Condensed Financial Information of Consolidated Edison, Inc.

Condensed Income Statement

(Parent Company Only)

(Millions of Dollars, except per share amounts)	2008	2007	2006
Equity in earnings of subsidiaries	$900	$946	$772
Other income/(deductions), net of taxes	48	8	3
Interest expense	(26)	(29)	(35)
Income From Continuing Operations	922	925	740
Income/(Loss) from Discontinued Operations (Net of Income Tax Expense/(Benefit) of $177, $1, and $(13) in 2008, 2007, and 2006, respectively) (Notes U and V)	274	4	(3)
Net Income	$1,196	$929	$737
Earnings Per Common Share—Basic
Continuing operations	$3.37	$3.48	$2.97
Discontinued operations	1.01	0.01	(0.01)
Net Income	$4.38	$3.49	$2.96
Earnings Per Common Share – Diluted
Continuing operations	$3.36	$3.46	$2.96
Discontinued operations	1.01	0.01	(0.01)
Net Income	$4.37	$3.47	$2.95
Dividends Declared Per Share Of Common Stock	$2.34	$2.32	$2.30
Average Number Of Shares Outstanding—Basic (In Millions)	272.9	266.3	249.3
Average Number Of Shares Outstanding—Diluted (In Millions)	273.6	267.2	250.3

Condensed Financial Information of Consolidated Edison, Inc.

Condensed Statement of Cash Flows

(Parent Company Only)

(Millions of Dollars)	2008	2007	2006
Net Income	$1,196	$929	$737
Equity in earnings of subsidiaries	(1,174)	(950)	(769)
Dividends received from:
Consolidated Edison Company of New York, Inc.	618	548	440
Orange and Rockland Utilities, Inc.	31	31	28
Competitive energy businesses	12	43	-
Other – net	(462)	174	41
Net Cash Flows from Operating Activities	221	775	477
Investing Activities
Contributions to subsidiaries	(791)	(701)	(447)
Proceeds from sale of subsidiaries (Note U and V)	1,461	-	39
Net Cash Flows From/(Used in) Investing Activities	670	(701)	(408)
Financing Activities
Net proceeds from/(payments of) short-term debt	(130)	157	(51)
Retirement of long-term debt	(200)	(325)	-
Common shares issued	42	685	527
Common stock dividends	(618)	(582)	(533)
Net Cash Flows Used in Financing Activities	(906)	(65)	(57)
Net Change for the Period	(15)	9	12
Balance at Beginning of Period	32	23	11
Balance at End of Period	$17	$32	$23

SCHEDULE II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006

				COLUMN C Additions
Company	COLUMN A Description		COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions**	COLUMN E Balance At End of Period
	(Millions of Dollars)
Con Edison	Allowance for uncollectible accounts*:
		2008	$47	$90	-	$79	$58
		2007	$45	$66	-	$64	$47
		2006	$39	$65	-	$59	$45
Con Edison of New York	Allowance for uncollectible accounts*:
		2008	$43	$77	-	$68	$52
		2007	$40	$63	-	$60	$43
		2006	$35	$63	-	$58	$40

*	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable-customers) to which they apply.
**	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Con Edison

Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201 (d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 18, 2009. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2008, the close of the fiscal year covered by this report.

The information required pursuant to Item 201 (d) of Regulation S-K as at December 31, 2008 is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock options	6,200,600	$43.229	2,954,601
Restricted stock	113,145	N/A	3,404,355
Total equity compensation plans approved by security holders	6,313,745		6,358,956
Total equity compensation plans not approved by security holders	40,000	N/A	N/A
Total	6,353,745	N/A	6,358,956

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

Con Edison of New York

Information required by Part III as to Con Edison of New York is incorporated by reference from Con Edison of New York’s definitive information statement for its Annual Meeting of Stockholders to be held on May 18, 2009. The information statement is to be filed pursuant to Regulation 14C not later than 120 days after December 31, 2008, the close of the fiscal year covered by this report.

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

CON EDISON

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Con Edison) (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 3.1.)

3.1.2	By-laws of Con Edison, effective as of February 19, 2009. (Designated in Con Edison's Current Report on Form 8-K, dated February 19, 2009 (File No. 1-14514) as Exhibit 3.1.)

4.1.1	Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1.)

4.1.2	Note Assumption and Exchange Agreement, dated as of June 20, 2008, between Con Edison and the institutional investors listed in Schedule I thereto. (Designated in Con Edison’s Current Report on Form 8-K, dated June 20, 2008 (File No. 1-14514) as Exhibit 4.)

4.1.3.1	Amended and Restated Credit Agreement, dated as of June 22, 2006 among Con Edison of New York, Con Edison, O&R, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K, dated June 22, 2006 (File No. 1-14514) as Exhibit 4.)

4.1.3.2	Memo to Lenders, dated June 19, 2007, from JPMorgan Chase Bank, N.A. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-14514) as Exhibit 4.1.3.2.)

10.1.1	Con Edison 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-14514) as Exhibit 10.20.)

10.1.2	Employment agreement, dated December 15, 2008, between Con Edison and Kevin Burke.

10.1.3	Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended, effective as of January 1, 2008.

10.1.4	The Consolidated Edison, Inc. Stock Purchase Plan, as amended and restated as of May 19, 2008.

10.1.5	The Con Edison Retirement Plan, as amended December 18, 2008.

10.1.6	The Consolidated Edison Thrift Plan, as amended December 23, 2008.

10.1.7.1	Consolidated Edison, Inc. Long-Term Incentive Plan, as amended and restated effective as of January 1, 2008.

10.1.7.2	Form of Restricted Stock Unit Award under the Con Edison Long Term Incentive Plan.

10.1.7.3	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3.)

10.1.8	Description of Directors’ Compensation. (Designated in Con Edison's Current Report on Form 8-K, dated May 16, 2005, (File No. 1-14514) as Exhibit 10.)

10.1.9	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5.)

10.1.10	Restricted Stock Award Agreement, dated as of April 1, 2004, between Con Edison and Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.6.)

10.1.11	Purchase and Sale Agreement, dated as of December 10, 2007, by and between Consolidated Edison Development, Inc. and North American Energy Alliance, LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated December 14, 2007, (File No. 1-14514) as Exhibit 10.1.)

10.1.12	Purchase and Sale Agreement, dated as of December 10, 2007, by and between CED/SCS Newington, LLC and North American Energy Alliance, LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated December 14, 2007 (File No. 1-14514) as Exhibit 10.2.)

12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the years 2004-2008.

21.1	Subsidiaries of Con Edison. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 21.1.)

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney of each of the persons signing this report by attorney-in-fact.

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.1.1	Section 1350 Certifications – Chief Executive Officer.

32.1.2	Section 1350 Certifications – Chief Financial Officer.

Con Edison of New York

3.2.1.1	Restated Certificate of Incorporation of Con Edison of New York filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of Con Edison of New York for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a).)

3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of Con Edison of New York filed with the Department of State of the State of New York, which are designated as follows:

Securities Exchange Act File No. 1-1217
Date Filed With Department of State	Form	Date	Exhibit
5/16/88	10-K	12/31/89	3(b)
6/2/89	10-K	12/31/89	3(c)
4/28/92	8-K	4/24/92	4(d)
8/21/92	8-K	8/20/92	4(e)
2/18/98	10-K	12/31/97	3.1.2.3

3.2.2	By-laws of Con Edison of New York, effective November 20, 2008. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated February 19, 2009 (File No. 1-1217) as Exhibit 3.2.2.)

4.2.1	Participation Agreement, dated as of July 1, 1999, between New York State Energy Research and Development Authority (NYSERDA) and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.1.)

4.2.2.1	Participation Agreement, dated as of June 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.1.)

4.2.2.2	Supplemental Participation Agreement, dated as of October 1, 2002, to Participation Agreement, dated as of June 1, 2001 between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.2.)

4.2.3	Participation Agreement, dated as of November 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.1.)

4.2.4	Participation Agreement, dated as of January 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.6.)

4.2.5	Participation Agreement, dated as of January 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.7.)

4.2.6	Participation Agreement, dated as of November 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.1.)

4.2.7	Participation Agreement, dated as of May 1, 2005, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.1.)

4.2.8.1	Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2.)

4.2.8.2	Supplemental Indenture of Trust, dated as of July 1, 2001, to Indenture of Trust, dated July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

4.2.9.1	Indenture of Trust, dated as of June 1, 2001 between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.3.)

4.2.9.2	Supplemental Indenture of Trust, dated as of October 1, 2002, to Indenture of Trust, dated as of June 1, 2002, between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.1.)

4.2.10	Indenture of Trust, dated as of November 1, 2001, between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

4.2.11	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.12.)

4.2.12	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.13.)

4.2.13	Indenture of Trust, dated as of November 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York's Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.2.)

4.2.14	Indenture of Trust, dated as of May 1, 2005, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York's Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.2.)

4.2.15.1	Indenture, dated as of December 1, 1990, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee (the "Debenture Indenture"). (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h).)

4.2.15.2	First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13.)

4.2.15.3	Second Supplemental Indenture (to the Debenture Indenture), dated as of June 23, 2005, between Con Edison of New York and JPMorgan Chase Bank, N.A. (successor to The Chase Manhattan Bank (National Association)), as Trustee. (Designated in Con Edison of New York's Current Report on Form 8-K, dated November 16, 2005 (File No. 1-1217) as Exhibit 4.1.)

4.2.16	The following forms of Con Edison of New York's Debentures:

		Securities Exchange Act File No. 1-1217
Debenture		Form	Date	Exhibit
7.10%	Series 1998 B	8-K	1/29/98	4.2
6.90%	Series 1998 D	8-K	9/24/98	4
7.15%	Series 1999 B	8-K	12/1/99	4
8 1/8%	Series 2000 A	8-K	5/3/00	4
7 1/2%	Series 2000 B	8-K	8/23/00	4
5.625%	Series 2002 A	8-K	6/19/02	4
4.875%	Series 2002 B	8-K	12/19/02	4
5.875%	Series 2003 A	8-K	4/7/03	4
3.85%	Series 2003 B	8-K	6/12/03	4.1
5.10%	Series 2003 C	8-K	6/12/03	4.2
4.70%	Series 2004 A	8-K	2/11/04	4.1
5.70%	Series 2004 B	8-K	2/11/04	4.2
4.70%	Series 2004 C	8-K	2/11/04	4.3
5.30%	Series 2005 A	8-K	3/7/05	4
5.250%	Series 2005 B	8-K	6/20/05	4
5.375%	Series 2005 C	8-K	11/16/05	4.2
5.85%	Series 2006 A	8-K	3/9/06	4
6.20%	Series 2006 B	8-K	6/15/06	4
5.50%	Series 2006 C	8-K	9/25/06	4
5.30%	Series 2006 D	8-K	12/1/06	4.1
5.70%	Series 2006 E	8-K	12/1/06	4.2
6.30%	Series 2007 A	8-K	8/28/07	4
5.85%	Series 2008 A	8-K	4/4/08	4.1
6.75%	Series 2008 B	8-K	4/4/08	4.2
7.125%	Series 2008 C	8-K	12/4/08	4

10.2.1	Amended and Restated Agreement and Settlement, dated September 19, 1997, between Con Edison of New York and the Staff of the New York State Public Service Commission (without Appendices). (Designated in Con Edison of New York’s Current Report on Form 8-K, dated September 23, 1997 (File No. 1-1217) as Exhibit 10.)

10.2.2	Settlement Agreement, dated October 2, 2000, by and among Con Edison of New York, the Staff of the New York State Public Service Commission and certain other parties. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated September 22, 2000 (File No. 1-1217) as Exhibit 10.)

10.2.3.1	Planning and Supply Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg).)

10.2.3.2	Delivery Service Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh).)

10.2.4	Agreement and Plan of Exchange, entered into on October 28, 1997, between Con Edison and Con Edison of New York. (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 2.)

10.2.5	The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of January 1, 2008.

10.2.6	Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2008.

10.2.7	Deferred Compensation Plan for the Benefit of Trustees of Con Edison of New York, as amended effective January 1, 2008.

10.2.8	Supplemental Medical Plan for the Benefit of Con Edison of New York's officers. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa).)

10.2.9	The Con Edison of New York Severance Pay Plan for Management Employees, effective January 1, 2008.

10.2.10	The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of January 1, 2008.

10.2.11	The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, effective as of January 1, 2005, as amended effective as of January 1, 2008.

10.2.12.1	Trust Agreement, dated as of March 31, 1999, between Con Edison of New York and Mellon Bank, N.A., as Trustee. (Designated in Con Edison of New York’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.1.)

10.2.12.2	Amendment Number 1 to the Con Edison of New York Rabbi Trust, executed October 24, 2003, between Con Edison of New York and Mellon Bank, N.A., as Trustee. (Designated in Con Edison of New York’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.2.)

10.2.13

Employment Agreement, dated February 18, 1999, between Con Edison of New York and Frances Resheske.

(Designated in Con Edison of New York’s Annual Report on Form 10-K, for the year ended December 31, 2006 (File No. 1-1217) as Exhibit 10.2.14.)

12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the years 2004 – 2008.

23.2	Consent of PricewaterhouseCoopers LLP.

24.2	Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1.)

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.2.1	Section 1350 Certifications – Chief Executive Officer.

32.2.2	Section 1350 Certifications – Chief Financial Officer.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2009.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

By	/s/ ROBERT HOGLUND
Robert Hoglund
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 23, 2009.

Signature	Registrant	Title
Kevin Burke*	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
	Con Edison of New York	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)
Robert Hoglund*	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	Con Edison of New York	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Edward J. Rasmussen*	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	Con Edison of New York	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Vincent A. Calarco*	Con Edison	Director
	Con Edison of New York	Trustee
George Campbell Jr.*	Con Edison	Director
	Con Edison of New York	Trustee
Gordon J. Davis*	Con Edison	Director
	Con Edison of New York	Trustee
Michael J. Del Giudice*	Con Edison	Director
	Con Edison of New York	Trustee
Ellen V. Futter*	Con Edison	Director
	Con Edison of New York	Trustee
John F. Hennessy III *	Con Edison	Director
	Con Edison of New York	Trustee
Sally Hernandez *	Con Edison	Director
	Con Edison of New York	Trustee
John F. Killian*	Con Edison	Director
	Con Edison of New York	Trustee
Peter W. Likins*	Con Edison	Director
	Con Edison of New York	Trustee
Eugene R. McGrath*	Con Edison	Director
	Con Edison of New York	Trustee
Michael W. Ranger*	Con Edison	Director
	Con Edison of New York	Trustee
L. Frederick Sutherland*	Con Edison	Director
	Con Edison of New York	Trustee

*By	/s/ ROBERT HOGLUND
Robert Hoglund, Attorney-in-fact