Form 10-Q
period 2013-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2013-08-01
CIK 1047862, 23632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Consolidated Edison, Inc. (Con Edison)	Yes ☒	No ☐

Consolidated Edison of New York, Inc. (CECONY)	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Con Edison	Yes ☒	No ☐

CECONY	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Con Edison

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

CECONY
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Con Edison	Yes ☐	No ☒

CECONY	Yes ☐	No ☒

As of July 26, 2013, Con Edison had outstanding 292,872,896 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed separately by two different registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (CECONY). CECONY is a subsidiary of Con Edison and, as such, the information in this report about CECONY also applies to Con Edison. As used in this report, the term the “Companies” refers to Con Edison and CECONY. However, CECONY makes no representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSAG	New York State Attorney General
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
dths	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2012
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Financial Services LLC
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30 of the current year
VaR	Value-at-Risk

3

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various risks, including:

•	the failure to operate energy facilities safely and reliably could adversely affect the Companies;

•	the failure to properly complete construction projects could adversely affect the Companies;

•	the failure of processes and systems and the performance of employees and contractors could adversely affect the Companies;

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	the Internal Revenue Service has disallowed substantial tax deductions taken by the company;

•	a cyber attack could adversely affect the Companies; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,018	$2,090	$3,977	$3,952
Gas	366	300	1,108	945
Steam	118	83	450	346
Non-utility	316	298	468	606
TOTAL OPERATING REVENUES	2,818	2,771	6,003	5,849
OPERATING EXPENSES
Purchased power	768	729	1,475	1,510
Fuel	58	46	205	153
Gas purchased for resale	118	62	368	258
Other operations and maintenance	776	790	1,606	1,539
Depreciation and amortization	255	236	506	469
Taxes, other than income taxes	457	433	931	884
TOTAL OPERATING EXPENSES	2,432	2,296	5,091	4,813
OPERATING INCOME	386	475	912	1,036
OTHER INCOME (DEDUCTIONS)
Investment and other income	7	2	10	10
Allowance for equity funds used during construction	1	2	1	2
Other deductions	(6)	(6)	(8)	(10)
TOTAL OTHER INCOME (DEDUCTIONS)	2	(2)	3	2
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	388	473	915	1,038
INTEREST EXPENSE
Interest on long-term debt	145	149	288	295
Other interest	6	5	142	10
Allowance for borrowed funds used during construction	—	(1)	(1)	(1)
NET INTEREST EXPENSE	151	153	429	304
INCOME BEFORE INCOME TAX EXPENSE	237	320	486	734
INCOME TAX EXPENSE	65	106	122	240
NET INCOME	172	214	364	494
Preferred stock dividend requirements of subsidiary	—	—	—	(3)
NET INCOME FOR COMMON STOCK	$172	$214	$364	$491
Net income for common stock per common share—basic	$0.59	$0.73	$1.24	$1.68
Net income for common stock per common share—diluted	$0.59	$0.73	$1.24	$1.67
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.615	$0.605	$1.230	$1.210
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	292.9	292.9	292.9	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	294.3	294.4	294.3	294.4

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Millions of Dollars)
NET INCOME	$172	$214	$364	$494
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $1 and $3 in 2013 and $(1) and $4 taxes in 2012, respectively	2	(1)	5	6
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	2	(1)	5	6
COMPREHENSIVE INCOME	174	213	369	500
Preferred stock dividend requirements of subsidiary	—	—	—	(3)
COMPREHENSIVE INCOME FOR COMMON STOCK	$174	$213	$369	$497

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$ 364	$ 494
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	506	469
Deferred income taxes	(134)	146
Rate case amortization and accruals	19	22
Common equity component of allowance for funds used during construction	(1)	(2)
Net derivative (gains)/losses	30	(31)
Pre-tax gain on the termination of a LILO transaction	(49)	—
Other non-cash items (net)	154	(85)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	11	89
Special deposits	(335)	—
Materials and supplies, including fuel oil and gas in storage	9	19
Other receivables and other current assets	2	17
Prepayments	40	(6)
Accounts payable	(121)	(89)
Pensions and retiree benefits obligations	467	483
Pensions and retiree benefits contributions	(361)	(450)
Superfund and environmental remediation costs (net)	(6)	1
Accrued taxes	160	(34)
Accrued interest	124	19
Deferred charges, noncurrent assets and other regulatory assets	(34)	116
Deferred credits and other regulatory liabilities	79	73
Other assets	66	—
Other liabilities	(17)	(4)
NET CASH FLOWS FROM OPERATING ACTIVITIES	973	1,247
INVESTING ACTIVITIES
Utility construction expenditures	(1,114)	(1,030)
Cost of removal less salvage	(93)	(85)
Non-utility construction expenditures	(129)	(43)
Increase in restricted cash	(2)	—
Proceeds from grants related to renewable energy investments	18	25
Net investment in Pilesgrove solar project and other	—	28
Proceeds from the termination of a LILO transaction	108	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,212)	(1,105)
FINANCING ACTIVITIES
Net proceeds of short-term debt	753	800
Preferred stock redemption	—	(239)
Issuance of long-term debt	919	400
Retirement of long-term debt	(706)	(2)
Issuance of common shares for stock plans, net of repurchases	(2)	(12)
Debt issuance costs	(12)	(4)
Common stock dividends	(360)	(349)
Preferred stock dividends	—	(3)
NET CASH FLOWS FROM FINANCING ACTIVITIES	592	591
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	353	733
BALANCE AT BEGINNING OF PERIOD	394	648
BALANCE AT END OF PERIOD	$ 747	$ 1,381
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ 281	$ 281
Income taxes	$ 27	$ 45

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2013	December 31, 2012
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$ 747	$ 394
Special deposits	405	70
Accounts receivable – customers, less allowance for uncollectible accounts of $93 and $94 in 2013 and 2012, respectively	1,211	1,222
Accrued unbilled revenue	487	516
Other receivables, less allowance for uncollectible accounts of $8 and $10 in 2013 and 2012, respectively	310	228
Fuel oil, gas in storage, materials and supplies, at average cost	321	330
Prepayments	119	159
Deferred tax assets – current	283	296
Regulatory assets	56	74
Other current assets	164	162
TOTAL CURRENT ASSETS	4,103	3,451
INVESTMENTS	313	467
UTILITY PLANT, AT ORIGINAL COST
Electric	22,823	22,376
Gas	5,288	5,120
Steam	2,106	2,049
General	2,295	2,302
TOTAL	32,512	31,847
Less: Accumulated depreciation	6,837	6,573
Net	25,675	25,274
Construction work in progress	1,279	1,027
NET UTILITY PLANT	26,954	26,301
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $78 and $68 in 2013 and 2012, respectively	486	555
Construction work in progress	102	83
NET PLANT	27,542	26,939
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $4 in 2013 and 2012	4	2
Regulatory assets	9,304	9,705
Other deferred charges and noncurrent assets	227	216
TOTAL OTHER NONCURRENT ASSETS	9,964	10,352
TOTAL ASSETS	$41,922	$41,209

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2013	December 31, 2012
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$ 483	$ 706
Notes payable	1,400	539
Accounts payable	997	1,215
Customer deposits	310	304
Accrued taxes	322	162
Accrued interest	277	153
Accrued wages	93	94
Fair value of derivative liabilities	31	47
Regulatory liabilities	88	183
Uncertain income tax liabilities	13	44
Other current liabilities	490	498
TOTAL CURRENT LIABILITIES	4,504	3,945
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	144	149
Pensions and retiree benefits	4,333	4,678
Superfund and other environmental costs	522	545
Asset retirement obligations	162	159
Fair value of derivative liabilities	32	31
Uncertain income tax liabilities	3	—
Other noncurrent liabilities	117	125
TOTAL NONCURRENT LIABILITIES	5,315	5,689
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	8,280	8,372
Regulatory liabilities	1,393	1,202
Other deferred credits	53	70
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	9,726	9,644
LONG-TERM DEBT	10,494	10,062
COMMON SHAREHOLDERS’ EQUITY (See Statement of Common Shareholders’ Equity)	11,883	11,869
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,922	$41,209

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount			Shares	Amount			Total
BALANCE AS OF DECEMBER 31, 2011	292,888,521	$32	$4,991	$7,568	23,194,075	$(1,033)	$(64)	$(58)	$11,436
Net income for common stock				277					277
Common stock dividends				(177)					(177)
Issuance of common shares for stock plans, net of repurchases	(7,225)				7,225	(2)			(2)
Preferred stock redemption							4		4
Other comprehensive income								7	7
BALANCE AS OF MARCH 31, 2012	292,881,296	$32	$4,991	$7,668	23,201,300	$(1,035)	$(60)	$(51)	$11,545
Net income for common stock				214					214
Common stock dividends				(178)					(178)
Issuance of common shares for stock plans, net of repurchases	1,700		—		(1,700)	—	(1)		(1)
Other comprehensive loss								(1)	(1)
BALANCE AS OF JUNE 30, 2012	292,882,996	$32	$4,991	$7,704	23,199,600	$(1,035)	$(61)	$(52)	$11,579
BALANCE AS OF DECEMBER 31, 2012	292,871,896	$32	$4,991	$7,997	23,210,700	$(1,037)	$(61)	$(53)	$11,869
Net income for common stock				192					192
Common stock dividends				(180)					(180)
Issuance of common shares for stock plans, net of repurchases	95,468		(2)		(95,468)	7			5
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2013	292,967,364	$32	$4,989	$8,009	23,115,232	$(1,030)	$(61)	$(50)	$11,889
Net income for common stock				172					172
Common stock dividends				(180)					(180)
Issuance of common shares for stock plans, net of repurchases	(4,078)		1		4,078	(1)			—
Other comprehensive income								2	2
BALANCE AS OF JUNE 30, 2013	292,963,286	$32	$4,990	$8,001	23,119,310	$(1,031)	$(61)	$(48)	$11,883

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,872	$1,961	$3,686	$3,696
Gas	331	265	991	828
Steam	118	83	450	346
TOTAL OPERATING REVENUES	2,321	2,309	5,127	4,870
OPERATING EXPENSES
Purchased power	469	504	924	950
Fuel	58	46	205	154
Gas purchased for resale	98	50	317	219
Other operations and maintenance	676	693	1,417	1,339
Depreciation and amortization	235	221	468	439
Taxes, other than income taxes	439	415	890	844
TOTAL OPERATING EXPENSES	1,975	1,929	4,221	3,945
OPERATING INCOME	346	380	906	925
OTHER INCOME (DEDUCTIONS)
Investment and other income	3	1	5	5
Allowance for equity funds used during construction	—	1	1	1
Other deductions	(5)	(5)	(7)	(8)
TOTAL OTHER INCOME (DEDUCTIONS)	(2)	(3)	(1)	(2)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	344	377	905	923
INTEREST EXPENSE
Interest on long-term debt	129	135	256	266
Other interest	5	5	11	10
Allowance for borrowed funds used during construction	—	(1)	(1)	(1)
NET INTEREST EXPENSE	134	139	266	275
INCOME BEFORE INCOME TAX EXPENSE	210	238	639	648
INCOME TAX EXPENSE	57	75	209	209
NET INCOME	153	163	430	439
Preferred stock dividend requirements	—	—	—	(3)
NET INCOME FOR COMMON STOCK	$153	$163	$430	$436

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Month Ended June 30,		For the Six Month Ended June 30,
	2013	2012	2013	2012
	(Millions of Dollars)
NET INCOME	$153	$163	$430	$439
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $(1) taxes in 2012	—	(2)	—	(2)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	(2)	—	(2)
COMPREHENSIVE INCOME	$153	$161	$430	$437

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$430	$439
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	468	439
Deferred income taxes	191	106
Rate case amortization and accruals	19	22
Common equity component of allowance for funds used during construction	(1)	(1)
Other non-cash items (net)	(25)	(37)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	22	63
Materials and supplies, including fuel oil and gas in storage	2	18
Other receivables and other current assets	18	(8)
Prepayments	(8)	5
Accounts payable	(119)	(57)
Pensions and retiree benefits obligations	435	422
Pensions and retiree benefits contributions	(361)	(450)
Superfund and environmental remediation costs (net)	(4)	(1)
Accrued taxes	(114)	(3)
Accrued interest	4	7
Deferred charges, noncurrent assets and other regulatory assets	(11)	59
Deferred credits and other regulatory liabilities	68	70
Other liabilities	29	12
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,043	1,105
INVESTING ACTIVITIES
Utility construction expenditures	(1,062)	(974)
Cost of removal less salvage	(89)	(83)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,151)	(1,057)
FINANCING ACTIVITIES
Net proceeds of short-term debt	809	800
Preferred stock redemption	—	(239)
Issuance of long-term debt	700	400
Retirement of long-term debt	(700)	—
Debt issuance costs	(7)	(4)
Dividend to parent	(364)	(341)
Preferred stock dividends	—	(3)
NET CASH FLOWS FROM FINANCING ACTIVITIES	438	613
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	330	661
BALANCE AT BEGINNING OF PERIOD	353	372
BALANCE AT END OF PERIOD	$683	$1,033
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$251	$252
Income taxes	$104	$45

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2013	December 31, 2012
	(Millions of Dollars)

ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$ 683	$ 353
Special deposits	86	65
Accounts receivable – customers, less allowance for uncollectible accounts of $87 in 2013 and 2012	1,086	1,108
Other receivables, less allowance for uncollectible accounts of $7 and $9 in 2013 and 2012, respectively	88	106
Accrued unbilled revenue	390	406
Accounts receivable from affiliated companies	46	61
Fuel oil, gas in storage, materials and supplies, at average cost	283	285
Prepayments	89	81
Regulatory assets	51	60
Deferred tax assets – current	179	193
Other current assets	58	69
TOTAL CURRENT ASSETS	3,039	2,787
INVESTMENTS	232	207
UTILITY PLANT AT ORIGINAL COST
Electric	21,505	21,079
Gas	4,705	4,547
Steam	2,106	2,049
General	2,118	2,126
TOTAL	30,434	29,801
Less: Accumulated depreciation	6,253	6,009
Net	24,181	23,792
Construction work in progress	1,186	947
NET UTILITY PLANT	25,367	24,739
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2013 and 2012	6	6
NET PLANT	25,373	24,745
OTHER NONCURRENT ASSETS
Regulatory assets	8,595	8,972
Other deferred charges and noncurrent assets	185	174
TOTAL OTHER NONCURRENT ASSETS	8,780	9,146
TOTAL ASSETS	$37,424	$36,885

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2013	December 31, 2012
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$475	$700
Notes payable	1,230	421
Accounts payable	799	989
Accounts payable to affiliated companies	20	22
Customer deposits	298	292
Accrued taxes	27	37
Accrued taxes to affiliated companies	111	215
Accrued interest	137	133
Accrued wages	86	84
Fair value of derivative liabilities	23	28
Uncertain income tax liabilities	7	36
Regulatory liabilities	54	145
Other current liabilities	424	410
TOTAL CURRENT LIABILITIES	3,691	3,512
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	137	141
Pensions and retiree benefits	3,877	4,220
Superfund and other environmental costs	413	433
Asset retirement obligations	162	158
Fair value of derivative liabilities	10	11
Other noncurrent liabilities	110	115
TOTAL NONCURRENT LIABILITIES	4,711	5,080
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	7,721	7,452
Regulatory liabilities	1,269	1,077
Other deferred credits	49	67
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	9,039	8,596
LONG-TERM DEBT	9,365	9,145
COMMON SHAREHOLDER’S EQUITY (See Statement of Common Shareholder’s Equity)	10,618	10,552
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$37,424	$36,885

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2011	235,488,094	$589	$4,234	$6,429	$(962)	$(64)	$ (8)	$10,218
Net income				276				276
Common stock dividend to parent				(171)				(171)
Cumulative preferred dividends				(3)				(3)
Preferred stock redemption						4		4
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2012	235,488,094	$589	$4,234	$6,531	$(962)	$(60)	$ (8)	$10,324
Net income				163				163
Common stock dividend to parent				(171)				(171)
Other comprehensive loss							(2)	(2)
BALANCE AS OF JUNE 30, 2012	235,488,094	$589	$4,234	$6,523	$(962)	$(60)	$(10)	$10,314
BALANCE AS OF DECEMBER 31, 2012	235,488,094	$589	$4,234	$6,761	$(962)	$(61)	$ (9)	$10,552
Net income				277				277
Common stock dividend to parent				(182)				(182)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2013	235,488,094	$589	$4,234	$6,856	$(962)	$(61)	$ (9)	$10,647
Net income				153				153
Common stock dividend to parent				(182)				(182)
Other comprehensive income							—	—
BALANCE AS OF JUNE 30, 2013	235,488,094	$589	$4,234	$6,827	$(962)	$(61)	$ (9)	$10,618

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General

These combined notes accompany and form an integral part of the separate consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Con Edison’s other utility subsidiary, Orange and Rockland Utilities, Inc. (O&R), and Con Edison’s competitive energy businesses (discussed below) in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to CECONY and O&R.

As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2012 and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. Certain prior period amounts have been reclassified to conform to the current period presentation.

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy services company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that develops and participates in infrastructure projects.

Note A — Summary of Significant Accounting Policies

Earnings Per Common Share

For the three and six months ended June 30, 2013 and 2012, basic and diluted earnings per share (EPS) for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2013	2012	2013	2012
Net income for common stock	$ 172	$ 214	$ 364	$ 491
Weighted average common shares outstanding – basic	292.9	292.9	292.9	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.4	1.5	1.4	1.5
Adjusted weighted average common shares outstanding – diluted	294.3	294.4	294.3	294.4
Net Income for common stock per common share – basic	$ 0.59	$ 0.73	$ 1.24	$ 1.68
Net Income for common stock per common share – diluted	$ 0.59	$ 0.73	$ 1.24	$ 1.67

The computation of diluted EPS for the three and six months ended June 30, 2013 and 2012 excludes immaterial amounts of performance share awards which were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income by Component

For the three and six months ended June 30, 2013, changes to accumulated other comprehensive income (OCI) for Con Edison and CECONY are as follows:

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI, net of taxes, at December 31, 2012	$(53)	$ (9)
OCI before reclassifications	1	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $1 and $- for Con Edison and CECONY, respectively (a)(b)	2	—
Total OCI, net of taxes, at March 31, 2013	$ 3	$ —
Accumulated OCI, net of taxes, at March 31, 2013 (b)	$(50)	$ (9)
OCI before reclassifications	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $1 and $- for Con Edison and CECONY, respectively (a)(b)	2	—
Total OCI, net of taxes, at June 30, 2013	$ 2	$ —
Accumulated OCI, net of taxes, at June 30, 2013 (b)	$(48)	$ (9)

(a)	For the portion of unrecognized pension and other postretirement benefit costs relating to the regulated Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of net periodic pension and other postretirement benefit cost. See Notes E and F.
(b)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the income statement.

Note B — Regulatory Matters

Rate Agreements

CECONY – Electric, Gas and Steam

In January 2013, CECONY filed requests for electric, gas and steam rate changes, effective January 1, 2014. The company requested electric and gas rate increases of $375 million and $25 million, respectively, and a steam rate decrease of $5 million, reflecting, among other things, a return on common equity of 10.35 percent and a common equity ratio of approximately 50 percent. In May 2013, the New York State Public Service Commission (NYSPSC) staff submitted testimony which, as revised in July 2013, supports decreases in the company’s electric, gas and steam rates of $187 million, $122 million and $28 million, respectively, reflecting, among other things, a return on common equity of 8.7 percent and a common equity ratio of 48 percent. In June 2013, to update its rate change requests, the company submitted testimony supporting increases in its electric, gas and steam rates of $425 million, $26 million and $11 million, respectively, reflecting, among other things, a return on common equity of 10.1 percent and a common equity ratio of approximately 50 percent.

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain

CECONY expenditures following the arrests of employees for accepting illegal payments from a construction contractor. Subsequently, additional employees were arrested for accepting illegal payments from materials suppliers and an engineering firm. The arrested employees were terminated by the company and have pled guilty or been convicted. Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. The amount of electric revenues collected subject to refund, which was established in a different proceeding, and the amount of gas and steam revenues collected subject to refund were not established as indicative of the company’s potential liability in this proceeding. At June 30, 2013, the company had collected an estimated $1,246 million from customers subject to potential refund in connection with this proceeding. In January 2013, a NYSPSC consultant reported its estimate, with which the company does not agree, of $208 million of overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009. The company is disputing the consultant’s estimate, including its determinations as to overcharges regarding specific construction expenditures it selected to review and its methodology of extrapolating such determinations over a substantial portion of the construction expenditures during this period. The NYSPSC’s consultant has not reviewed the company’s other expenditures. The company and NYSPSC staff are exploring a settlement in this proceeding. There is no assurance that there will be a settlement, and any settlement would be subject to NYSPSC approval. At June 30, 2013, the company had a $16 million regulatory liability for refund to customers of amounts recovered from vendors, arrested employees and insurers relating to this matter. The company is unable to estimate the amount, if any, by which any refund required by the NYSPSC may exceed this regulatory liability. The company currently estimates that any refund required by the NYSPSC could range in amount from the $16 million regulatory liability up to an amount based on the NYSPSC consultant’s $208 million estimate of overcharges.

In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million customers. Superstorm Sandy also damaged CECONY’s steam system and interrupted service to many of its steam customers. As of June 30, 2013, CECONY and O&R incurred response and restoration costs for Superstorm Sandy of $457 million and $93 million, respectively (including capital expenditures of $141 million and $15 million, respectively). Most of the costs that were not capitalized were deferred for recovery as a regulatory asset under the Utilities’ electric rate plans. See “Regulatory Assets and Liabilities” below. The Utilities’ New York electric rate plans include provisions for revenue decoupling, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. The provisions of the Utilities’ New York electric plans that impose penalties for operating performance provide for exceptions for major storms and catastrophic events beyond the control of the companies, including natural disasters such as hurricanes and floods. The NYSPSC and the New York State Attorney General are investigating the preparation and performance of the Utilities in connection with Superstorm Sandy and other major storms.

In June 2013, a commission appointed by the Governor of New York issued its final report on utility storm preparation and response. The commission identified deficiencies in the performance of the Utilities and other New York utilities and made recommendations regarding, among other things, preparation and response to flooding; estimation of customer restoration times; reliability of website outage maps; coordination with local governments and providers of other utility services; availability and allocation of staffing and other resources (including the utility industry’s mutual aid process); and communications with affected communities and local officials. The commission’s report also addressed the Long Island Power Authority, energy efficiency programs, utility infrastructure investment and regulatory deficiencies.

In March 2013, the New Jersey Board of Public Utilities established a proceeding to review the prudency of costs incurred by New Jersey utilities,

including Rockland Electric Company (RECO, an O&R subsidiary), in response to major storm events in 2011 and 2012. At June 30, 2013, RECO had $29 million of storm costs deferred for recovery as a regulatory asset and had incurred $6 million of capital expenditures related to the storms.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at June 30, 2013 and December 31, 2012 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Regulatory assets
Unrecognized pension and other postretirement costs	$5,227	$5,677	$4,985	$5,407
Future income tax	1,996	1,922	1,889	1,831
Environmental remediation costs	713	730	599	615
Deferred storm costs	454	432	336	309
Pension and other postretirement benefits deferrals	201	183	170	154
Revenue taxes	183	176	176	170
Net electric deferrals	92	102	92	102
Unamortized loss on reacquired debt	69	74	66	70
Surcharge for New York State assessment	55	73	53	68
Deferred derivative losses – long-term	41	40	20	20
O&R transition bond charges	36	39	—	—
Preferred stock redemption	29	29	29	29
Workers’ compensation	18	19	18	19
Property tax reconciliation	18	16	—	—
Other	172	193	162	178
Regulatory assets – long-term	9,304	9,705	8,595	8,972
Deferred derivative losses – current	55	69	51	60
Recoverable energy costs – current	1	5	—	—
Regulatory assets – current	56	74	51	60
Total Regulatory Assets	$9,360	$9,779	$8,646	$9,032
Regulatory liabilities
Allowance for cost of removal less salvage	$ 518	$ 503	$ 433	$ 420
Property tax reconciliation	273	187	273	187
Net unbilled revenue deferrals	137	136	137	136
Long-term interest rate reconciliation	83	62	83	62
World Trade Center settlement proceeds	62	62	62	62
Carrying charges on T&D net plant – electric and steam	26	31	14	13
Expenditure prudence proceeding	16	14	16	14
Other	278	207	251	183
Regulatory liabilities – long-term	1,393	1,202	1,269	1,077
Refundable energy costs – current	63	82	32	48
Revenue decoupling mechanism	23	72	21	68
Deferred derivative gains – current	2	—	1	—
Electric surcharge offset	—	29	—	29
Regulatory liabilities – current	88	183	54	145
Total Regulatory Liabilities	$1,481	$1,385	$1,323	$1,222

“Deferred storm costs” represent response and restoration costs, other than capital expenditures, in connection with Superstorm Sandy and other major storms that were deferred by the Utilities. See “Other Regulatory Matters,” above.

Note C — Capitalization

In February 2013, CECONY issued $700 million aggregate principal amount of 3.95 percent 30-year debentures and redeemed at maturity $500 million of 4.875 percent 10-year debentures. In June 2013, CECONY redeemed at maturity $200 million of 3.85 percent 10-year debentures. In April 2013, a Con Edison Development subsidiary issued $219 million aggregate principal amount of 4.78 percent senior notes secured by the company’s California solar projects. The notes have a weighted average life of 15 years and final maturity of 2037.

The carrying amounts and fair values of long-term debt are:

(Millions of Dollars)	June 30, 2013		December 31, 2012
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$10,977	$12,313	$10,768	$12,935
CECONY	$ 9,840	$10,991	$ 9,845	$11,751

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $11,677 million and $636 million of the fair value of long-term debt at June 30, 2013 are classified as Level 2 and Level 3, respectively. For CECONY, $10,355 million and $636 million of the fair value of long-term debt at June 30, 2013 are classified as Level 2 and Level 3, respectively (see Note L). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing

At June 30, 2013, Con Edison had $1,400 million of commercial paper outstanding of which $1,230 million was outstanding under CECONY’s program. The weighted average interest rate was 0.3 percent for both Con Edison and CECONY. At December 31, 2012, Con Edison had $539 million of commercial paper outstanding of which $421 million was outstanding under CECONY’s program. The weighted average interest rate was 0.3 percent for both Con Edison and CECONY. At June 30, 2013 and December 31, 2012, no loans were outstanding under the Companies’ credit agreement and $34 million (including $11 million for CECONY) and $131 million (including $121 million for CECONY) of letters of credit were outstanding, respectively, under the credit agreement.

Note E — Pension Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and six months ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Service cost – including administrative expenses	$ 67	$ 59	$ 62	$ 55
Interest cost on projected benefit obligation	134	137	126	128
Expected return on plan assets	(187)	(177)	(178)	(168)
Recognition of net actuarial loss	208	177	197	168
Recognition of prior service costs	1	2	1	2
NET PERIODIC BENEFIT COST	$ 223	$ 198	$ 208	$ 185
Amortization of regulatory asset	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$ 224	$ 199	$ 209	$ 186
Cost capitalized	(88)	(68)	(84)	(63)
Reconciliation to rate level	(30)	3	(29)	2
Cost charged to operating expenses	$ 106	$ 134	$ 96	$ 125

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Service cost – including administrative expenses	$ 133	$ 118	$ 124	$ 110
Interest cost on projected benefit obligation	268	274	252	257
Expected return on plan assets	(375)	(352)	(356)	(335)
Recognition of net actuarial loss	416	354	394	335
Recognition of prior service costs	3	4	2	3
NET PERIODIC BENEFIT COST	$ 445	$ 398	$ 416	$ 370
Amortization of regulatory asset	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$ 446	$ 399	$ 417	$ 371
Cost capitalized	(170)	(135)	(163)	(126)
Reconciliation to rate level	(24)	(32)	(23)	(36)
Cost charged to operating expenses	$ 252	$ 232	$ 231	$ 209

Expected Contributions

Based on estimates as of June 30, 2013, the Companies expect to make contributions to the pension plan during 2013 of $867 million (of which $810 million is to be contributed by CECONY). The Companies’ policy is to fund their accounting cost to the extent tax deductible. During the first six months of 2013, CECONY contributed $350 million to the pension plan and funded $11 million for the non-qualified supplemental plans.

Note F — Other Postretirement Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and six months ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Service cost	$ 6	$ 6	$ 5	$ 5
Interest cost on accumulated other postretirement benefit obligation	13	18	12	15
Expected return on plan assets	(19)	(21)	(17)	(18)
Recognition of net actuarial loss	16	24	14	21
Recognition of prior service cost	(7)	(5)	(6)	(4)
Recognition of transition obligation	—	1	—	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$ 9	$ 23	$ 8	$ 20
Cost capitalized	(4)	(8)	(4)	(7)
Reconciliation to rate level	16	5	13	4
Cost charged to operating expenses	$ 21	$ 20	$ 17	$ 17

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Service cost	$ 12	$ 13	$ 9	$ 10
Interest cost on accumulated other postretirement benefit obligation	27	36	23	32
Expected return on plan assets	(39)	(42)	(34)	(38)
Recognition of net actuarial loss	32	49	28	44
Recognition of prior service cost	(13)	(11)	(11)	(9)
Recognition of transition obligation	—	1	—	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$ 19	$ 46	$ 15	$ 40
Cost capitalized	(7)	(16)	(6)	(14)
Reconciliation to rate level	29	14	25	8
Cost charged to operating expenses	$ 41	$ 44	$ 34	$ 34

Expected Contributions

Based on estimates as of June 30, 2013, Con Edison expects to make a contribution of $10 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2013.

Note G — Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation and remediation costs (which include costs of demolition, removal, disposal, storage, replacement, containment, and monitoring) and natural resource damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which the Utilities have been asserted to have liability under these laws, including their manufactured gas plant sites and any neighboring areas to which contamination may have migrated, are referred to herein as “Superfund Sites.”

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate of the amount the Utilities will need to pay to investigate and, where determinable, discharge their related obligations. For Superfund Sites (including the manufactured gas plant sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate of the company’s share of undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites, if remediation is necessary and if a reasonable estimate of such cost can be made. Remediation costs are estimated in light of the information available, applicable remediation standards, and experience with similar sites.

The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2013 and December 31, 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Accrued Liabilities:
Manufactured gas plant sites	$447	$462	$339	$351
Other Superfund Sites	75	83	74	82
Total	$522	$545	$413	$433
Regulatory assets	$713	$730	$599	$615

Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. However, for some of the sites, the extent and associated cost of the required remediation has not yet been determined. As investigations progress and information pertaining to the required remediation becomes available, the Utilities expect that additional liability may be accrued, the amount of which is not presently determinable but may be material. Under their current rate agreements, the Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) certain site investigation and remediation costs.

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites for the three and six months ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Remediation costs incurred	$14	$8	$13	$7
Insurance recoveries received	—	—	—	—

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Remediation costs incurred	$24	$15	$20	$14
Insurance recoveries received	—	—	—	—

In 2010, CECONY estimated that for its manufactured gas plant sites, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range up to $1.9 billion. In 2010, O&R estimated that for its manufactured gas plant sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range up to $200 million. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2010, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2013 and December 31, 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Accrued liability – asbestos suits	$10	$10	$10	$10
Regulatory assets – asbestos suits	$10	$10	$10	$10
Accrued liability – workers’ compensation	$93	$94	$88	$89
Regulatory assets – workers’ compensation	$18	$19	$18	$19

Note H — Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately 93 suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has not accrued a liability for the suits. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover most of the company’s costs, which the company is unable to estimate, but which could be substantial, to satisfy its liability to others in connection with the incident.

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into transactions in which it leased property and then immediately subleased the properties back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involved electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison accounted for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, was carried as a single amount in Con Edison’s consolidated balance sheet and income was recognized pursuant to a method that incorporated a level rate of return for those years when net investment in the lease was positive.

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed tax losses in connection with the 1997 LILO transaction and assessed the company a $0.3 million income tax deficiency. On audits of Con Edison’s 1998 through 2011 tax returns, the IRS disallowed $574 million of tax losses taken with respect to both LILO transactions. In December 2005, Con Edison paid the $0.3 million deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of tax and interest. A trial was completed in November 2007. In October 2009, the court issued a decision in favor of the company concluding that the 1997 LILO transaction was, in substance, a true lease that possessed economic substance, the loans relating to the lease constituted bona fide indebtedness, and the deductions for the 1997 LILO transactions claimed by the company in its 1997 federal income tax return are allowable. In January 2013, the United States Court of Appeals for the Federal Circuit reversed the October 2009 trial court decision and disallowed the tax losses claimed by the company relating to the 1997 LILO transaction. In March 2013, the Court of Appeals denied the company’s request to grant rehearing en banc of the January 2013 decision. In June 2013, Con Edison entered into a closing agreement with the IRS regarding the 1997 and 1999 LILO transactions.

As a result of the January 2013 Court of Appeals decision, in the three months ended March 31, 2013, Con Edison recorded an after-tax charge of $150 million to reflect, as required by the accounting rules for leveraged lease transactions, the recalculation of the accounting effect of the LILO transactions based on the revised after-tax cash flows projected from the inception of the leveraged leases as well as the interest on the potential tax liability resulting from the disallowance of federal and state income tax losses with respect to the LILO transactions (see “Uncertain Tax Positions” in Note I). In June 2013, the 1999 LILO transaction was terminated, as a result of which the company realized a $29 million gain (after-tax) and received net cash proceeds of $108 million. The effect on Con Edison’s consolidated income statement is as follows:

(Millions of Dollars)	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Increase/(decrease) to non-utility operating revenues	$51	$ (70)
(Increase)/decrease to other interest expense	—	(131)
Income tax benefit/(expense)	(22)	80
Total increase/(decrease) in net income	$29	$(121)

The transactions did not impact earnings in 2012.

At June 30, 2013, the company’s net investment in the 1997 LILO transaction was $43 million, comprised of a $47 million gross investment less $4 million of deferred tax liabilities. At December 31, 2012, the company’s net investment in the LILO transactions was $(76) million, comprised of a $228 million gross investment less $304 million of deferred tax liabilities.

In January 2013, to defray interest charges, the company deposited $447 million with federal and state tax agencies relating primarily to the potential tax liability from these LILO transactions in past tax years and interest thereon. In June 2013, at the company’s request the IRS returned $95 million of the deposit. The company estimates that if it were to negotiate the termination of the 1997 LILO transaction, it could receive cash proceeds of approximately $90 million (pre-tax), which amount could be higher or lower depending on the negotiations.

Other Contingencies

See “Other Regulatory Matters” in Note B and “Uncertain Tax Positions” in Note I.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $883 million and $859 million at June 30, 2013 and December 31, 2012, respectively.

A summary, by type and term, of Con Edison’s total guarantees at June 30, 2013 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Energy transactions	$777	$31	$28	$836
Intra-company guarantees	16	—	—	16
Other guarantees	31	—	—	31
Total	$824	$31	$28	$883

Energy Transactions — Con Edison guarantees payments on behalf of its competitive energy businesses in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity, renewable energy credits and energy services. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet.

Intra-company Guarantees — Con Edison guarantees electricity sales made by Con Edison Energy and Con Edison Solutions to O&R and CECONY.

Other Guarantees — Con Edison and Con Edison Development also guarantee the following:

•

$2 million relates to guarantees issued by Con Edison to CECONY covering a former Con Edison subsidiary’s lease payment to use CECONY’s conduit system in accordance with a tariff approved by the NYSPSC and a guarantee issued by Con Edison to a landlord to guarantee the former subsidiary’s obligations under a building lease. The former subsidiary is obligated to reimburse Con Edison for any payments made under these guarantees. This obligation is fully secured by letters of credit;

•	$25 million for guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions;

•

$4 million for guarantees provided by Con Edison Development to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar facilities performed by its subsidiaries; and

•

Con Edison, on behalf of Con Edison Solutions, as a retail electric provider, issued a guarantee to the Public Utility Commission of Texas with no specified limitation on the amount guaranteed, covering the payment of all obligations of a retail electric provider. Con Edison’s estimate of the maximum potential obligation is $5 million as of June 30, 2013.

Note I — Income Tax

Con Edison’s income tax expense decreased to $65 million for the three months ended June 30, 2013, from $106 million for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 and 2012 was 27 percent and 33 percent, respectively. The reduction in the effective tax rate is due primarily to the impact of comparable favorable reconciling items on reduced income before income tax expense in the 2013 period compared with the 2012 period. Comparable favorable rate reconciling items have a greater impact on the effective tax rate as income before income tax expense decreases. The reduction in the effective tax rate also reflects favorable rate reconciling items in the 2013 period related to plant and deductions for injuries and damages.

Con Edison’s income tax expense decreased to $122 million for the six months ended June 30, 2013, from $240 million for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 and 2012 was 25 percent and 33 percent, respectively. The reduction in the effective rate is due primarily to the impact of comparable favorable reconciling items on reduced income before income tax expense in the 2013 period compared with the 2012 period. Additionally, in the first quarter of 2013, the IRS accepted on audit the Company’s claim for manufacturing tax deductions. This deduction, plus higher state income taxes in 2012, also resulted in a reduction in the 2013 effective tax rate.

CECONY’s income tax expense decreased to $57 million for the three months ended June 30, 2013, from $75 million for the three months ended June 30, 2012. CECONY’s income tax expense was $209 million in each of the six months ended June 30, 2013 and 2012. CECONY’s effective tax rate was 27 percent and 33 percent for the three and six months ended June 30, 2013, respectively, compared to 32 percent for each of the three and six months ended June 30, 2012. The decrease in the effective tax rate for the three months ended June 30, 2013, was due primarily to an increase in plant related rate reconciling items and an increase in deductions for injuries and damages.

Uncertain Tax Positions

During the first quarter of 2013, the IRS accepted Con Edison’s deductions for repair costs to utility plant (the “repair allowance deductions”). As a result of this settlement, Con Edison and CECONY reduced their estimated liabilities for prior year uncertain tax positions by $72 million and $66 million, respectively, with a corresponding increase to accumulated deferred income tax liabilities. In addition, as a result of the January 2013 Court of Appeals decision (see “Lease In/Lease Out Transactions” in Note H), Con Edison increased its estimated prior year liabilities for federal and state uncertain tax positions by $238 million in the first quarter of 2013, with a corresponding reduction to accumulated deferred income tax liabilities. In June 2013, Con Edison entered into a closing agreement with the IRS regarding the 1997 and 1999 LILO transactions, as a result of which the company decreased its estimated prior year liabilities for federal and state uncertain tax positions by $238 million in the second quarter of 2013, with a corresponding increase to its current income tax liability. These changes to the Companies’ estimated liabilities for uncertain tax positions had no impact on income tax expense for the six months ended June 30, 2013. There were no material changes to the Companies’ estimated liabilities for uncertain tax positions during the six months ended June 30, 2012. At June 30, 2013, the estimated liabilities for uncertain tax positions for Con Edison and CECONY were $16 million and $7 million, respectively.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the first quarter of 2013, Con Edison recognized $126 million of interest expense ($131 million related to the LILO transactions, less a reduction of $5 million in accrued interest expense primarily associated with repair allowance deductions). In the second quarter of 2013, Con Edison recognized an immaterial amount of interest expense. The Companies’ accrued interest on uncertain tax positions at June 30, 2013 and December 31, 2012 was immaterial.

The Companies reasonably expect to resolve $13 million ($7 million for CECONY) of their uncertain tax positions with the IRS within the next twelve months, and accordingly have reflected their estimated liability for uncertain tax positions as current liabilities on their respective consolidated balance sheets. At June 30, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the Companies’ effective tax rate is $6 million for Con Edison and no impact to CECONY.

Note J — Financial Information by Business Segment

The financial data for the business segments are as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2013	2012	2013	2012	2013	2012	2013	2012
CECONY
Electric	$1,872	$1,961	$4	$4	$186	$175	$307	$348
Gas	331	265	2	2	32	30	53	54
Steam	118	83	19	19	17	16	(14)	(22)
Consolidation adjustments	—	—	(25)	(25)	—	—	—	—
Total CECONY	$2,321	$2,309	$—	$—	$235	$221	$346	$380
O&R
Electric	$146	$129	$—	$—	$10	$9	$14	$16
Gas	35	35	—	—	4	4	(1)	1
Total O&R	$181	$164	$—	$—	$14	$13	$13	$17
Competitive energy businesses	$317	$300	$2	$2	$5	$2	$27	$78
Other*	(1)	(2)	(2)	(2)	1	—	—	—
Total Con Edison	$2,818	$2,771	$—	$—	$255	$236	$386	$475

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2013	2012	2013	2012	2013	2012	2013	2012
CECONY
Electric	$3,686	$3,696	$8	$7	$371	$348	$495	$573
Gas	991	828	3	3	64	59	296	275
Steam	450	346	38	38	33	32	115	77
Consolidation adjustments	—	—	(49)	(48)	—	—	—	—
Total CECONY	$5,127	$4,870	$—	$—	$468	$439	$906	$925
O&R
Electric	$291	$257	$—	$—	$20	$19	$34	$24
Gas	117	117	—	—	8	7	27	31
Total O&R	$408	$374	$—	$—	$28	$26	$61	$55
Competitive energy businesses	$469	$610	$4	$4	$10	$4	$(56)	$59
Other*	(1)	(5)	(4)	(4)	—	—	1	(3)
Total Con Edison	$6,003	$5,849	$—	$—	$506	$469	$912	$1,036

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note K – Derivative Instruments and Hedging Activities

Under the accounting rules for derivatives and hedging, derivatives are recognized on the balance sheet at fair value, unless an exception is available under the accounting rules. Certain qualifying derivative contracts have been designated as normal purchases or normal sales contracts. These contracts are not reported at fair value under the accounting rules.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts.

Effective January 1, 2013, the Companies adopted Accounting Standards Updates (ASUs) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The amendments require the Companies to disclose certain quantitative information concerning financial and derivative instruments that are offset in the balance sheet and a description of the rights of setoff, including the nature of such rights, associated with recognized assets and liabilities that are subject to an enforceable master netting arrangement or similar agreement.

The Companies’ enter into master agreements for their commodity derivatives. These agreements typically provide setoff in the event of contract termination. In such case, generally the non-defaulting or non-affected party’s payable will be set-off by the other party’s payable. The non-defaulting party will customarily notify the defaulting party within a specific time period and come to an agreement on the early termination amount.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities at June 30, 2013 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$ 78	$(49)	$ 29	(a)	$—	$—	$ 29	(a)
Derivative liabilities	(146)	87	(59)				(59)
Net derivative assets/(liabilities)	$ (68)	$ 38	$(30	)(a)	$—	$—	$(30	)(a)
CECONY
Derivative assets	$ 22	$(13)	$ 9	(a)	$—	$—	$ 9	(a)
Derivative liabilities	(71)	37	(34)				(34)
Net derivative assets/(liabilities)	$ (49)	$ 24	$(25	)(a)	$—	$—	$(25	)(a)

(a)	At June 30, 2013, Con Edison and CECONY had margin deposits of $31 million and $15 million, respectively, classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities at December 31, 2012 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$ 86	$ (57)	$ 29	(a)	$ —	$ —	$ 29	(a)
Derivative liabilities	(176)	104	(72)		—	—	(72)
Net derivative assets/(liabilities)	$ (90)	$ 47	$ (43	)(a)	$ —	$ —	$ (43	)(a)
CECONY
Derivative assets	$ 27	$ (15)	$ 12	(a)	$ —	$ —	$ 12	(a)
Derivative liabilities	(83)	44	(39)		—	—	(39)
Net derivative assets/(liabilities)	$ (56)	$ 29	$ (27	)(a)	$ —	$ —	$ (27	)(a)

(a)	At December 31, 2012, Con Edison and CECONY had margin deposits of $37 million and $18 million, respectively, classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

At June 30, 2013, Con Edison and CECONY had $146 million and $15 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $69 million with independent system operators, $38 million with investment-grade counterparties, $37 million with commodity exchange brokers and $2 million with non-investment grade/non-rated counterparties. CECONY’s entire net credit exposure was with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at June 30, 2013 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$ 56	$ 15
Long-term	Other deferred charges and noncurrent assets	22	7
Total derivative assets		$ 78	$ 22
Impact of netting		(18)	2
Net derivative assets		$ 60	$ 24
Derivative Liabilities
Current	Fair value of derivative liabilities	$ 91	$ 48
Long-term	Fair value of derivative liabilities	55	23
Total derivative liabilities		$ 146	$ 71
Impact of netting		(87)	(37)
Net derivative liabilities		$ 59	$ 34

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2012 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$ 64	$ 18
Long-term	Other deferred charges and noncurrent assets	22	9
Total derivative assets		$ 86	$ 27
Impact of netting		(20)	3
Net derivative assets		$ 66	$ 30
Derivative Liabilities
Current	Fair value of derivative liabilities	$122	$ 58
Long-term	Fair value of derivative liabilities	54	25
Total derivative liabilities		$176	$ 83
Impact of netting		(104)	(44)
Net derivative liabilities		$ 72	$ 39

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The Utilities generally recover all of their prudently incurred fuel, purchased power and gas cost, including hedging gains and losses, in accordance with rate provisions approved by the applicable state utility commissions. In accordance with the accounting rules for regulated operations, the Utilities record a regulatory asset or liability to defer recognition of unrealized gains and losses on their electric and gas derivatives. As gains and losses are realized in future periods, they will be recognized as purchased power, gas and fuel costs in the Companies’ consolidated income statements. Con Edison’s competitive energy businesses record realized and unrealized gains and losses on their derivative contracts in earnings in the reporting period in which they occur.

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2013:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended June 30, 2013
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ (7)		$ (7)
Long-term	Regulatory liabilities	(2)		(1)
Total deferred gains/(losses)		$ (9)		$ (8)
Current	Deferred derivative losses	$ (24)		$ (23)
Current	Recoverable energy costs	(14)		(12)
Long-term	Deferred derivative losses	(10)		(6)
Total deferred gains/(losses)		$ (48)		$ (41)
Net deferred gains/(losses)		$ (57)		$ (49)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ (37	)(b)	$ —
	Gas purchased for resale	(7)		—
	Non-utility revenue	2	(b)	—
Total pre-tax gain/(loss) recognized in income		$ (42)		$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended June 30, 2013, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss)of $(1) million and $(29) million, respectively.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Six Months Ended June 30, 2013
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ 2	$ 1
Long-term	Regulatory liabilities	—	—
Total deferred gains/(losses)		$ 2	$ 1
Current	Deferred derivative losses	$ 14	$ 9
Current	Recoverable energy costs	(3)	(2)
Long-term	Deferred derivative losses	(3)	—
Total deferred gains/(losses)		$ 8	$ 7
Net deferred gains/(losses)		$ 10	$ 8
Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ 30 (b)	$ —
	Gas purchased for resale	(11)	—
	Non-utility revenue	1 (b)	—
Total pre-tax gain/(loss) recognized in income		$ 20	$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the six months ended June 30, 2013, Con Edison recorded in purchased power expense an unrealized pre-tax gain/(loss) of $16 million.

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2012:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended June 30, 2012
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ (1)		$ (1)
Total deferred gains/(losses)		$ (1)		$ (1)
Current	Deferred derivative losses	$ 66		$ 55
Current	Recoverable energy costs	(63)		(56)
Long-term	Deferred derivative losses	8		16
Total deferred gains(losses)		$ 11		$ 15
Net deferred gains/(losses)		$ 10		$ 14
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ 27	(b)	$ —
	Gas purchased for resale	(1)		—
	Non-utility revenue	(8	)(b)	—
Total pre-tax gain/(loss) recognized in income		$ 18		$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended June 30, 2012, Con Edison recorded in non-utility revenues and purchased power expense an unrealized pre-tax (loss)/gain of $(9) million and $72 million, respectively.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Six Months Ended June 30, 2012
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ —		$ —
Total deferred gains/(losses)		$ —		$ —
Current	Deferred derivative losses	$ 38		$ 36
Current	Recoverable energy costs	(127)		(112)
Long-term	Deferred derivative losses	(11)		(1)
Total deferred gains/(losses)		$(100)		$ (77)
Net deferred gains/(losses)		$(100)		$ (77)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ (59	)(b)	$ —
	Gas purchased for resale	(2)		—
	Non-utility revenue	(11	)(b)	—
Total pre-tax gain/(loss) recognized in income		$ (72)		$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the six months ended June 30, 2012, Con Edison recorded in non-utility revenues and purchased power expense an unrealized pre-tax (loss)/gain of $(13) million and $45 million, respectively.

As of June 30, 2013, Con Edison had 1,188 contracts, including 620 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts (a)	MWHs (b)	Number of Capacity Contracts (a)	MWs (b)	Number of Contracts (a)	Dths (b)	Total Number Of Contracts (a)
Con Edison	498	15,234,227	72	11,712	618	81,575,092	1,188
CECONY	91	3,674,400	—	—	529	76,570,000	620

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

The Companies also enter into electric congestion and gas basis swap contracts to hedge the congestion and transportation charges which are associated with electric and gas contracts and hedged volumes.

The collateral requirements associated with, and settlement of, derivative transactions are included in net cash flows from operating activities in the Companies’ consolidated statement of cash flows. Most derivative instrument contracts contain provisions that may require the Companies to provide collateral on derivative instruments in net liability positions. The amount of collateral to be provided will depend on the fair value of the derivative instruments and the Companies’ credit ratings.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at June 30, 2013, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$39		$33
Collateral posted	$ —		$ —
Additional collateral (b) (downgrade one level from current ratings)	$ —		$ —
Additional collateral (b) (downgrade to below investment grade from current ratings)	$50	(c)	$37	(c)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at June 30, 2013, would have amounted to an estimated $15 million and $0 for Con Edison and CECONY, respectively. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(c)	Derivative instruments that are net assets have been excluded from the table. At June 30, 2013, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $58 million, including $0 for CECONY.

Interest Rate Swap

O&R has an interest rate swap pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at June 30, 2013 was an unrealized loss of $4 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the three and six months ended June 30, 2013 was $1 million and $2 million, respectively. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

Note L — Fair Value Measurements

The accounting rules for fair value measurements and disclosures define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Companies often make certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. The Companies use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The accounting rules for fair value measurements and disclosures established a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The rules require that assets and liabilities be classified in their entirety based on the level of input that is significant to the fair value measurement. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and their placement within the fair value hierarchy. The Companies classify fair value balances based on the fair value hierarchy defined by the accounting rules for fair value measurements and disclosures as follows:

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(d)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (a)(e)	$ —	$ —	$ 54	$ 6	$13	$ 8	$ (7)	$ 10	$ 60	$ 24
Other assets (c)(e)	128	121	110	101	—	—	—	—	238	222
Total	$128	$121	$164	$107	$13	$ 8	$ (7)	$ 10	$298	$246
Derivative liabilities:
Commodity (a)(e)	$ 13	$ 13	$103	$ 50	$19	$—	$(76)	$(29)	$ 59	$ 34
Interest rate contract (b)(e)	—	—	4	—	—	—	—	—	4	—
Total	$ 13	$ 13	$107	$ 50	$19	$—	$(76)	$(29)	$ 63	$ 34

(a)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note K.
(b)	See Note K.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period. There were no transfers between levels 1, 2, and 3 for the six months ended June 30, 2013.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(d)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (a)(e)	$ —	$ —	$ 43	$ 8	$33	$10	$(10)	$ 12	$ 66	$ 30
Other assets (c)(e)(f)	106	99	107	98	—	—	—	—	213	197
Total	$106	$99	$150	$106	$33	$10	$(10)	$ 12	$279	$227
Derivative liabilities:
Commodity (a)(e)(h)	$ 12	$12	$116	$ 62	$38	$ —	$(94)	$(35)	$ 72	$ 39
Interest rate contract (b)(e)(g)	—	—	6	—	—	—	—	—	6	—
Total	$ 12	$12	$122	$ 62	$38	$ —	$(94)	$(35)	$ 78	$ 39

(a)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note K.
(b)	See Note K.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(f)	On March 31, 2012, other assets of $105 million for Con Edison and $95 million for CECONY were transferred from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall as of March 31, 2012.
(g)	On March 31, 2012, interest rate contract of $8 million was transferred from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(h)	During 2012, Con Edison transferred commodity derivative contract liabilities of $2 million from Level 1 to Level 2, $9 million from Level 2 to Level 1, $2 million from Level 2 to Level 3, and $11 million from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.

The employees in the risk management groups of the Utilities and the competitive energy businesses develop and maintain the Companies’ valuation policies and procedures for, and verify pricing and fair value valuation of, commodity derivatives. Under the Companies’ policies and procedures, multiple independent sources of information are obtained for forward price curves used to value commodity derivatives. Fair value and changes in fair value of commodity derivatives are reported on a monthly basis to the Companies’ risk committees, comprised of officers and employees of the Companies that oversee energy hedging at the Utilities and the competitive energy businesses. The managers of the risk management groups report to the Companies’ Vice President and Treasurer.

	Fair Value of Level 3 at June 30, 2013 (Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison—Commodity
Electricity	$(2)	Discounted Cash Flow	Forward energy prices (a)	$20-$129 per MWH
Standard Offer Capacity Agreements	(15)	Discounted Cash Flow	Forward capacity prices (a) Present value factor (a)	$119-$248 MW - day 2.49%
Transmission Congestion Contracts / Financial Transmission Rights	11	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	17.5%-42.4%
			Discount to adjust auction prices for historical monthly realized settlements (b)	8.5%-49%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.54-$12.68
Total Con Edison—Commodity	$(6)
CECONY—Commodity
Transmission Congestion Contracts	$8	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	17.5%-42.4%
			Discount to adjust auction prices for historical monthly realized settlements (b)	8.5%-49%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2013 and 2012 and classified as Level 3 in the fair value hierarchy:

	For Three Months Ended June 30, 2013
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of April 1, 2013	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2013
Con Edison
Derivatives:
Commodity	$14	$(21)	$(2)	$2	$—	$—	$ 1	$—	$(6)
CECONY
Derivatives:
Commodity	$11	$ (2)	$—	$1	$—	$—	$(2)	$—	$ 8

	For Six Months Ended June 30, 2013
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2013	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2013
Con Edison
Derivatives:
Commodity	$ (5)	$8	$3	$7	$—	$—	$(19)	$—	$(6)
CECONY
Derivatives:
Commodity	$10	$7	$1	$5	$—	$—	$(15)	$—	$ 8

	For the Three Months Ended June 30, 2012
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of April 1, 2012	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2012
Con Edison
Derivatives:
Commodity	$(93)	$(24)	$4	$5	$—	$—	$43	$4	$(61)
CECONY
Derivatives:
Commodity	$(13)	$(11)	$4	$2	$—	$—	$ 6	$2	$(10)

	For the Six Months Ended June 30, 2012
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2012	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3		Ending Balance as of June 30, 2012
Con Edison
Derivatives:
Commodity	$(62)	$(82)	$(13)	$11	$—	$—	$81	$ 4		$(61)
Interest rate contract	(8)	(1)	—	—	—	—	1	8	(b)	—
Other assets(a)	99	3	3	—	—	—	—	(105	)(b)	—
Total	$ 29	$(80)	$(10)	$11	$—	$—	$82	$ (93)		$(61)
CECONY
Derivatives:
Commodity	$ (7)	$(16)	$ (3)	$ 8	$—	$—	$ 6	$ 2	(b)	$(10)
Other assets(a)	90	3	2	—	—	—	—	(95	)(b)	—
Total	$ 83	$(13)	$ (1)	$ 8	$—	$—	$ 6	$ (93)		$(10)

(a)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.
(b)	Other assets and interest rate contract were transferred as of March 31, 2012.

For the Utilities, realized gains and losses on Level 3 commodity derivative assets and liabilities are reported as part of purchased power, gas and fuel costs. The Utilities generally recover these costs in accordance with rate provisions approved by the applicable state public utilities commissions. Unrealized gains and losses for commodity derivatives are generally deferred on the consolidated balance sheet in accordance with the accounting rules for regulated operations.

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($2 million loss and $6 million loss) and purchased power costs ($15 million loss and $1 million loss) on the consolidated income statement for the three months ended June 30, 2013 and 2012, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($2 million loss and $9 million loss) and purchased power costs ($4 million gain and $44 million loss) on the consolidated income statement for the six months ended June 30, 2013 and 2012, respectively. The change in fair value relating to Level 3 commodity derivative assets held at June 30, 2013 and 2012 is included in non-utility revenues ($2 million loss and $6 million loss) and purchased power costs ($14 million loss and $31 million gain) on the consolidated income statement for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, the change in fair value relating to Level 3 commodity derivative assets and liabilities is included in non-utility revenues ($2 million loss and $9 million loss) and purchased power costs ($2 million gain and $24 million gain) on the consolidated income statement, respectively.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2013, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

Note M — Asset Retirement Obligations

The Companies account for retirement obligations on their assets in accordance with the accounting rules for asset retirement obligations.

The Companies recorded asset retirement obligations associated with the removal of asbestos and asbestos-containing material in their buildings (other than generating station and substation building structures themselves), electric equipment, and steam and gas distribution systems. The Companies also recorded asset retirement obligations relating to gas pipelines abandoned in place. The estimates of future liabilities were developed using historical information, and where available, quoted prices from outside contractors.

The Companies did not record an asset retirement obligation for the removal of asbestos associated with the generating station and substation building structures themselves. For these building structures, the Companies were unable to reasonably estimate their asset retirement obligations because the Companies were unable to estimate the undiscounted retirement costs or the retirement dates and settlement dates. The amount of the undiscounted retirement costs could vary considerably depending on the disposition method for the building structures, and the method has not been determined. The Companies anticipate continuing to use these building structures in their businesses for an indefinite period, and so the retirement dates and settlement dates are not determinable.

The accrued liability for asset retirement obligations and the regulatory liabilities for allowance for cost of removal less salvage for the Companies at June 30, 2013 and December 31, 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Accrued liability — asset retirement obligations	$162	$159	$162	$158
Regulatory liabilities — allowance for cost of removal less salvage	$518	$503	$433	$420

Note N — New Financial Accounting Standards

In December 2011 and January 2013, the Financial Accounting Standards Board (FASB) issued amendments to address and clarify the scope of the balance sheet off-setting disclosure guidance within Accounting Standards Codification (ASC) 210, “Balance Sheet.” ASU No. 2011-11 and ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” provide guidance that requires a reporting entity to disclose certain quantitative information concerning financial and derivative instruments that are offset in the balance sheet and a description of the rights of setoff, including the nature of such rights, associated with recognized assets and liabilities that are subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 clarifies that financial instruments subject to the disclosure guidance are (1) derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, (2) repurchase agreements and reverse purchase agreements and (3) securities borrowing and securities lending transactions that are either offset in accordance with ASC Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. A reporting entity electing gross presentation of such assets and liabilities in its balance sheet will still be subject to the same disclosure requirements. Both ASUs are applicable for fiscal years beginning on or after January 1, 2013, interim periods within those fiscal years, and retrospectively for all comparative periods presented. The application of this guidance does not have a material impact on the Companies’ financial position, results of operations and liquidity. See Note K.

In February 2013, the FASB issued amendments to improve the reporting of reclassifications out of accumulated OCI through ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments require an entity to provide information either on the face of the financial statements or in a single footnote on significant amounts reclassified out of accumulated OCI and the related income statement line items to the extent an amount is reclassified in its entirety to net income under U.S. GAAP. For significant items not reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures that provide additional information. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The application of this guidance does not have a material impact on the Companies’ financial position, results of operations and liquidity. See Note A.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements (the Second Quarter Financial Statements) included in this report of two separate registrants: Con Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (CECONY). This MD&A should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and CECONY. CECONY is a subsidiary of Con Edison and, as such, information in this MD&A about CECONY applies to Con Edison.

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File Nos. 1-14514 and 1-1217).

Information in any item of this report referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

Con Edison, incorporated in New York State in 1997, is a holding company which owns all of the outstanding common stock of CECONY, Orange and Rockland Utilities, Inc. (O&R) and the competitive energy businesses. As used in this report, the term the “Utilities” refers to CECONY and O&R.

CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The competitive energy businesses sell electricity to retail and wholesale customers, provide certain energy-related services, and participate in energy infrastructure projects. Con Edison is evaluating additional opportunities to invest in electric and gas-related businesses.

Con Edison’s strategy is to provide reliable energy services, maintain public and employee safety, promote energy efficiency, and develop cost-effective ways of performing its business. Con Edison seeks to be a responsible steward of the environment and enhance its relationships with customers, regulators and members of the communities it serves.

CECONY

Electric

CECONY provides electric service to approximately 3.3 million customers in all of New York City (except part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

On July 19, 2013, the electric peak demand in CECONY’s service area reached a new record of 13,322 MW, exceeding the previous record of 13,189 MW reached on July 22, 2011.

Gas

CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx and parts of Queens and Westchester County.

In June 2013, the company decreased its five-year forecast of average annual growth of the peak gas demand in its service area at design conditions from approximately 4.3 percent (for 2013 to 2017) to 3.8 percent (for 2014 to 2018). The decrease reflects, among other things, that the new five-year forecast no longer covers 2013, the first year in which there was a significant increase in oil to gas conversions following changes to New York City regulations that will phase out the use of certain types of heating oil.

Steam

CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 20,000 MMlbs of steam annually to approximately 1,717 customers in parts of Manhattan.

O&R

Electric

O&R and its utility subsidiaries, Rockland Electric Company (RECO) and Pike County Light & Power Company (Pike) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and in adjacent areas of northern New Jersey and northeastern Pennsylvania, an approximately 1,350 square mile service area.

Gas

O&R delivers gas to over 0.1 million customers in southeastern New York and adjacent areas of northeastern Pennsylvania.

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to retail and wholesale customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At June 30, 2013, Con Edison’s equity investment in its competitive energy businesses was $429 million and their assets amounted to $1,211 million.

Certain financial data of Con Edison’s businesses is presented below:

	Three months ended June 30, 2013				Six months ended June 30, 2013				At June 30, 2013
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,321	82%	$153	89%	$5,127	85%	$430	118%	$37,424	89%
O&R	181	7%	6	3%	408	7%	36	10%	2,628	6%
Total Utilities	2,502	89%	159	92%	5,535	92%	466	128%	40,052	95%
Con Edison Solutions (a)	235	8%	(18)	(11)%	482	8%	1	—%	263	1%
Con Edison Energy (a)	17	1%	1	1%	35	1%	1	—%	81	—%
Con Edison Development (b)	66	2%	34	20%	(44)	(1)%	(97)	(26)%	869	2%
Other (c)	(2)	—%	(4)	(2)%	(5)	—%	(7)	(2)%	657	2%
Total Con Edison	$2,818	100%	$172	100%	$6,003	100%	$364	100%	$41,922	100%

(a)	Net income from the competitive energy businesses for the three and six months ended June 30, 2013 includes $(17) million and $9 million, respectively, of net after-tax mark-to-market gains/(losses) (Con Edison Solutions, $(17) million and $9 million).
(b)	Includes an after-tax gain/(charge) of $29 million and $(121) million relating to the lease in/lease out (LILO) transactions for the three and six months ended June 30, 2013, respectively, and a tax benefit of $15 million resulting from the acceptance by the Internal Revenue Service (IRS) of the company’s claim for manufacturing tax deductions for the six months ended June 30, 2013 (see Notes H and I to the Second Quarter Financial Statements).
(c)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended June 30, 2013 was $172 million or $0.59 a share ($0.59 on a diluted basis) compared with $214 million or $0.73 a share ($0.73 on a diluted basis) for the three months ended June 30, 2012. Net income for common stock for the six months ended June 30, 2013 was $364 million or $1.24 a share ($1.24 on a diluted basis) compared with earnings of $491 million or $1.68 a share ($1.67 on a diluted basis) for the six months ended June 30, 2012. See “Results of Operations – Summary,” below. For segment financial information, see Note J to the Second Quarter Financial Statements and “Results of Operations,” below.

Results of Operations — Summary

Net income for common stock for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2013	2012	2013	2012
CECONY	$153	$163	$430	$436
O&R	6	11	36	30
Competitive energy businesses (a)	17	45	(95)	34
Other (b)	(4)	(5)	(7)	(9)
Con Edison	$172	$214	$364	$491

(a)	Includes an after-tax gain/(charge) of $29 million and $(121) million relating to the LILO transactions for the three and six months ended June 30, 2013, respectively, and a tax benefit of $15 million resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions for the six months ended June 30, 2013 (see Notes H and I to the Second Quarter Financial Statements). Also includes $(17) million and $36 million of net after-tax mark-to-market gains/(losses) for the three months ended June 30, 2013 and 2012, respectively, and $9 million and $18 million of net after-tax mark-to-market gains for the six months ended June 30, 2013 and 2012, respectively.
(b)	Consists of inter-company and parent company accounting.

The Companies’ results of operations for three and six months ended June 30, 2013, as compared with the 2012 periods, reflect changes in the rate plans of Con Edison’s utility subsidiaries, the weather impact on steam revenues and increases in certain operations and maintenance expenses, depreciation and property taxes. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

Operations and maintenance expenses reflect higher surcharges for assessments and fees that are collected in revenues from customers and higher operating costs attributable to weather-related events and the movement of company facilities to accommodate municipal projects in the 2013 periods, as compared to 2012. Depreciation and property taxes were higher in the 2013 periods reflecting primarily the impact from higher utility plant balances.

The following table presents the estimated effect on earnings per share and net income for common stock for the three and six months ended 2013 as compared with the 2012 period, resulting from these and other major factors:

	Three Months Variation		Six Months Variation
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Rate plans (b)	$(0.05)	$(15)	$0.16	$48
Weather impact on steam revenues	0.02	7	0.10	28
Operations and maintenance expenses (b)	0.04	11	(0.16)	(47)
Depreciation and property taxes	(0.07)	(19)	(0.13)	(37)
Other	0.02	6	0.01	2
Total CECONY	(0.04)	(10)	(0.02)	(6)
O&R	(0.01)	(5)	0.02	6
Competitive energy businesses (c)	(0.09)	(28)	(0.44)	(129)
Other, including parent company expenses	—	1	—	2
Total variations	$(0.14)	$(42)	$(0.44)	$(127)

(a)	Under the revenue decoupling mechanisms in CECONY’s electric and gas rate plans and the weather-normalization clause applicable to the gas business, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Under CECONY’s rate plans, pension and other postretirement costs and certain other costs are reconciled to amounts reflected in rates for such costs.
(b)	The rate plan variations include a decrease in revenues in the three months ended June 30, 2013, as compared to the 2012 period when revenues reflected the use of certain regulatory liabilities ($18 million, after-tax, or $0.06 per share) to offset a temporary surcharge under CECONY’s electric rate plan. The variations in operations and maintenance expenses include a decrease in pension costs in the 2013 period, as compared to the 2012 period when certain pension costs that were deferred from earlier periods ($21 million, after-tax, or $0.07 per share) were recognized under CECONY’s electric rate plan.
(c)	These variations include, for the three months ended June 30, an after-tax gain of $29 million or $0.10 a share in 2013 relating to the LILO transactions (see Notes H and I to the Second Quarter Financial Statements) and reflect after-tax net mark-to-market losses of $17 million or $0.06 a share in 2013 and after-tax net mark-to-market gains of $36 million or $0.12 a share in 2012. These variations include, for the six months ended June 30, an after-tax charge of $121 million or $0.41 a share in 2013 relating to the LILO transactions, a tax benefit of $15 million or $0.05 a share in 2013 resulting from the acceptance by the Internal Revenue Service of the company’s claim for manufacturing tax deductions (see Notes H and I to the Second Quarter Financial Statements) and reflect after-tax net mark-to-market gains of $9 million or $0.03 a share in 2013 and after-tax net mark-to-market gains of $18 million or $0.06 a share in 2012.

See “Results of Operations” below for further discussion and analysis of results of operations.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2013 and 2012 are summarized as follows:

Con Edison

	Con Edison			CECONY
(Millions of Dollars)	2013	2012	Variance	2013	2012	Variance
Operating activities	$973	$1,247	$(274)	$1,043	$1,105	$(62)
Investing activities	(1,212)	(1,105)	(107)	(1,151)	(1,057)	(94)
Financing activities	592	591	1	438	613	(175)
Net change	353	733	(380)	330	661	(331)
Balance at beginning of period	394	648	(254)	353	372	(19)
Balance at end of period	$747	$1,381	$(634)	$683	$1,033	$(350)

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under the revenue decoupling mechanisms in CECONY’s electric and gas rate plans and O&R’s New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate agreements. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. Principal non-cash credits include amortizations of certain net regulatory liabilities. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ electric and gas rate plans in New York.

Net cash flows from operating activities for the six months ended June 30, 2013 for Con Edison and CECONY were $274 million and $62 million lower, respectively, than in 2012. The decrease in net cash flows for Con Edison reflects a special deposit the company made with federal and state tax agencies relating primarily to the LILO transactions. See “Lease In/Lease Out Transactions” in Note H to the Second Quarter Financial Statements.

The change in net cash flows for CECONY primarily reflects higher estimated income tax payments, net of refunds received, in 2013 ($59 million).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

The changes in regulatory assets principally reflect changes in deferred pension costs in accordance with the accounting rules for retirement benefits.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $107 million and $94 million higher, respectively, for the six months ended June 30, 2013 compared with the 2012 period. The changes for Con Edison and CECONY reflect primarily increased utility construction expenditures in 2013. In addition, for Con Edison, the change reflects the construction relating to solar energy projects, offset by the proceeds from the termination of a LILO transaction and the receipt of grants related to renewable energy investments. See “Lease In/Lease Out Transactions” in Note H to the Second Quarter Financial Statements.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and CECONY were $1 million higher and $175 million lower, respectively, in the six months ended June 30, 2013 compared with the 2012 period.

In February 2013, CECONY issued $700 million of 3.95 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In February 2013, CECONY redeemed at maturity $500 million of 4.875 percent 10-year debentures. In June 2013, CECONY redeemed at maturity $200 million of 3.85 percent 10-year debentures.

In March 2012, CECONY issued $400 million 4.20 percent 30-year debentures, $239 million of the net proceeds from the sale of which were used to redeem all outstanding shares of its $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value).

In April 2013, a Con Edison Development subsidiary issued $219 million aggregate principal amount of 4.78 percent senior notes secured by the company’s California solar projects. The notes have a weighted average life of 15 years and final maturity of 2037.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at June 30, 2013 and 2012 and the average daily balances for the six months ended June 30, 2013 and 2012 for Con Edison and CECONY were as follows:

	2013		2012
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30	Daily average	Outstanding at June 30	Daily average
Con Edison	$1,400	$860	$800	$19
CECONY	$1,230	$412	$800	$19
Weighted average yield	0.3%	0.3%	0.4%	0.3%

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at June 30, 2013, compared with December 31, 2012.

	Con Edison	CECONY
(Millions of Dollars)	2013 vs. 2012 Variance	2013 vs. 2012 Variance
Assets
Special deposits	$335	$ 21
Regulatory asset — Unrecognized pension and other postretirement costs	(450)	(422)
Liabilities
Notes payable	$861	$ 809
Accrued taxes	160	(10)
Accrued interest	124	4
Pension and retiree benefits	(345)	(343)

Special Deposits, Notes Payable, Accrued Taxes and Accrued Interest

The increases in Con Edison’s special deposits, notes payable, accrued taxes and accrued interest reflect the impact of the LILO transactions. See Notes H and I to the Second Quarter Financial Statements. In addition, the increase in the Companies’ notes payable reflects primarily commercial paper issuances by CECONY in June 2013 in advance of its July 2013 semi-annual payment of New York City property taxes ($656 million).

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Noncurrent Liability for Pension and Retiree Benefits

The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the noncurrent liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2012, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the amortization of accounting costs. The decrease in the noncurrent liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2013. See Notes B, E and F to the Second Quarter Financial Statements.

Capital Requirements and Resources

Con Edison has increased its estimate of capital expenditures in 2013 by its competitive energy businesses from $253 million to $375 million. In July 2013, Con Edison Development purchased a 50 percent interest in a company that is developing a 150 MW (AC) solar energy project (with 92 MW currently in service) in Clark County, Nevada. In addition, Con Edison Development is purchasing a 50 percent interest in a company that owns a 150 MW (AC) solar energy project in Arlington, Arizona. Electricity generated by the projects is to be purchased by Pacific Gas and Electric Company pursuant to long-term power purchase agreements.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months ended June 30, 2013 and 2012 and the twelve months ended December 31, 2012 was:

	Ratio of Earnings to Fixed Charges
	For the Six Months Ended June 30, 2013		For the Six Months Ended June 30, 2012	For the Twelve Months Ended December 31, 2012
Con Edison	2.1	(a)	3.3	3.7
CECONY	3.3		3.3	3.7

(a)	The decrease from prior period reflects the impact of the LILO transactions. See Notes H and I to the Second Quarter Financial Statements.

For each of the Companies, the common equity ratio at June 30, 2013 and December 31, 2012 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2013	December 31, 2012
Con Edison	53.1	54.1
CECONY	53.1	53.6

Regulatory Matters

In November 2012, the Governor of New York established a commission to review actions taken by New York utilities relating to emergency weather events, including Superstorm Sandy and other major storms, and to make recommendations regarding, among other things, the oversight, management and legal framework governing power delivery services in New York. See “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements. In March 2013, following the issuance of recommendations by the commission and submission by the Governor of a bill to the State legislature, the New York Public Service Law was amended to, among other things, authorize the NYSPSC to (i) levy expanded penalties against combination gas and electric utilities; (ii) review, at least every five years, an electric utility’s capability to provide safe, adequate and reliable service, order the utility to comply with additional and more stringent terms of service than existed prior to the review, assess the continued operation of the utility as the provider of electric service in its service territory and propose, and act upon, such measures as are necessary to ensure safe and adequate service; and (iii) based on findings of repeated violations of the New York Public Service Law or rules or regulations adopted thereto that demonstrate a failure of a combination gas and electric utility to continue to provide safe and adequate service, revoke or modify an operating certificate issued to the utility by the NYSPSC (following consideration of certain factors, including public interest and standards deemed necessary by the NYSPSC to ensure continuity of service, and due process).

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at June 30, 2013, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million. Under CECONY’s current gas, steam and electric rate plans, variations in actual long-term debt interest rates are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual tax-exempt (and under the gas rate plan, taxable) long-term debt interest expense are reconciled to the level set in rates.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Swap” in Note K to the Second Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note K to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2013, a 10 percent decline in market prices would result in a decline in fair value of $51 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $42 million is for CECONY and $9 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the

Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges and commodity contracts, assuming a one-day holding period, for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	June 30, 2013	December 31, 2012
(Millions of Dollars)
Average for the period	$ 1	$ 1
High	1	2
Low	—	—

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the Companies have a legally enforceable right of setoff. See “Credit Exposure” in Note K to the Second Quarter Financial Statements.

The Utilities had $18 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at June 30, 2013, of which $17 million was with commodity exchange brokers and $1 million was with investment grade counterparties.

Con Edison’s competitive energy businesses had $128 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at June 30, 2013, of which $69 million was with independent system operators, $37 million was with investment grade counterparties, $19 million was with commodity exchange brokers and $3 million was with non-investment grade or non-rated counterparties.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At June 30, 2013, the pension plan investments consisted of 60 percent equity and 40 percent fixed income and other securities.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see Notes B, G, and H to the Second Quarter Financial Statements.

Results of Operations

See “Results of Operations – Summary,” above.

Results of operations reflect, among other things, the Companies’ accounting policies and rate plans that limit the rates the Utilities can charge their customers. Under the revenue decoupling mechanisms currently applicable to CECONY’s electric and gas businesses and O&R’s electric and gas businesses in New York, the Utilities’ delivery revenues generally will not be affected by changes in delivery volumes from levels assumed when rates were approved. Revenues for CECONY’s steam business and O&R’s businesses in New Jersey and Pennsylvania are affected by changes in delivery volumes resulting from weather, economic conditions and other factors.

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

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2013 and 2012 follows. For additional business segment financial information, see Note J to the Second Quarter Financial Statements.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2013 compared with 2012 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$12	0.5%	$17	10.4%	$18	6.0%	$47	1.7%
Purchased power	(35)	(6.9)	11	27.5	63	34.1	39	5.3
Fuel	12	26.1	—	—	—	—	12	26.1
Gas purchased for resale	48	96.0	2	18.2	6	Large	56	90.3
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(13)	(0.8)	4	3.5	(51)	(45.5)	(60)	(3.1)
Other operations and maintenance	(17)	(2.5)	7	10.1	(4)	(14.3)	(14)	(1.8)
Depreciation and amortization	14	6.3	1	7.7	4	Large	19	8.1
Taxes, other than income taxes	24	5.8	—	—	—	—	24	5.5
Operating income	(34)	(8.9)	(4)	(23.5)	(51)	(65.4)	(89)	(18.7)
Other income less deductions	1	33.3	(1)	Large	4	Large	4	Large
Net interest expense	(5)	(3.6)	1	14.3	2	28.6	(2)	(1.3)
Income before income tax expense	(28)	(11.8)	(6)	(54.5)	(49)	(69.0)	(83)	(25.9)
Income tax expense	(18)	(24.0)	(1)	Large	(22)	(71.0)	(41)	(38.7)
Net income	(10)	(6.1)	(5)	(45.5)	(27)	(67.5)	(42)	(19.6)
Preferred stock dividend requirements	—	—	—	—	—	—	—	—
Net income for common stock	$(10)	(6.1)%	$(5)	(45.5)%	$(27)	(67.5)%	$(42)	(19.6)%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
(Millions of Dollars)	Electric	Gas	Steam	2013 Total	Electric	Gas	Steam	2012 Total	2013-2012 Variation
Operating revenues	$1,872	$331	$118	$2,321	$1,961	$265	$83	$2,309	$12
Purchased power	459	—	10	469	498	—	6	504	(35)
Fuel	29	—	29	58	29	—	17	46	12
Gas purchased for resale	—	98	—	98	—	50	—	50	48
Net revenues	1,384	233	79	1,696	1,434	215	60	1,709	(13)
Operations and maintenance	536	88	52	676	573	79	41	693	(17)
Depreciation and amortization	186	32	17	235	175	30	16	221	14
Taxes, other than income taxes	355	60	24	439	338	52	25	415	24
Operating income	$307	$53	$(14)	$346	$348	$54	$(22)	$380	$(34)

Electric

CECONY’s results of electric operations for the three months ended June 30, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2013	June 30, 2012	Variation
Operating revenues	$1,872	$1,961	$(89)
Purchased power	459	498	(39)
Fuel	29	29	—
Net revenues	1,384	1,434	(50)
Operations and maintenance	536	573	(37)
Depreciation and amortization	186	175	11
Taxes, other than income taxes	355	338	17
Electric operating income	$307	$348	$(41)

CECONY’s electric sales and deliveries, excluding off-system sales, for the three months ended June 30, 2013 compared with the 2012 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2013	June 30, 2012	Variation	Percent Variation	June 30, 2013	June 30, 2012	Variation	Percent Variation
Residential/Religious(a)	2,182	2,248	(66)	(2.9)%	$575	$600	$(25)	(4.2)%
Commercial/Industrial	2,259	2,269	(10)	(0.4)	447	470	(23)	(4.9)
Retail access customers	6,127	5,991	136	2.3	607	632	(25)	(4.0)
NYPA, Municipal Agency and other sales	2,380	2,585	(205)	(7.9)	144	151	(7)	(4.6)
Other operating revenues	—	—	—	—	99	108	(9)	(8.3)
Total	12,948	13,093	(145)	(1.1)%	$1,872	$1,961	$(89)	(4.5)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $89 million in the three months ended June 30, 2013 compared with the 2012 period due primarily to lower revenues from the electric rate plan ($51 million, which includes a decrease of $29 million reflecting the use of certain regulatory liabilities in 2012 to offset a temporary surcharge under the electric rate plan) and lower purchased power costs ($39 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area decreased 1.1 percent in the three months ended June 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.2 percent in the three months ended June 30, 2013 compared with the 2012 period.

CECONY’s electric purchased power costs decreased $39 million in the three months ended June 30, 2013 compared with the 2012 period due to a decrease in purchased volumes ($42 million), offset by an increase in unit costs ($3 million). Electric fuel costs were the same in the three months ended June 30, 2013 compared with the 2012 period.

CECONY’s electric operating income decreased $41 million in the three months ended June 30, 2013 compared with the 2012 period. The decrease reflects primarily lower net revenues ($50 million, due primarily to the electric rate plan), higher taxes other than income taxes ($17 million, principally property taxes) and higher depreciation and amortization ($11 million), offset by lower operations and maintenance costs ($37 million). Operations and maintenance expenses reflect lower pension costs ($35 million) in the 2013 period as compared to the 2012 period when certain costs that were deferred from earlier periods were recognized under the electric rate plan.

Gas

CECONY’s results of gas operations for the three months ended June 30, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2013	June 30, 2012	Variation
Operating revenues	$331	$265	$66
Gas purchased for resale	98	50	48
Net revenues	233	215	18
Operations and maintenance	88	79	9
Depreciation and amortization	32	30	2
Taxes, other than income taxes	60	52	8
Gas operating income	$53	$54	$(1)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2013 compared with the 2012 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2013	June 30, 2012	Variation	Percent Variation	June 30, 2013	June 30, 2012	Variation	Percent Variation
Residential	7,714	5,760	1,954	33.9%	$150	$115	$35	30.4%
General	5,564	4,694	870	18.5	74	52	22	42.3
Firm transportation	12,507	10,127	2,380	23.5	85	77	8	10.4
Total firm sales and transportation	25,785	20,581	5,204	25.3	309	244	65	26.6
Interruptible sales (a)	2,713	1,168	1,545	Large	15	6	9	Large
NYPA	13,534	11,020	2,514	22.8	1	1	—	—
Generation plants	12,641	19,217	(6,576)	(34.2)	6	7	(1)	(14.3)
Other	6,136	4,858	1,278	26.3	13	9	4	44.4
Other operating revenues	—	—	—	—	(13)	(2)	(11)	Large
Total	60,809	56,844	3,965	7.0%	$331	$265	$66	24.9%

(a)	Includes 1,262 and 10 thousands of dths for the 2013 and 2012 periods, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $66 million in the three months ended June 30, 2013 compared with the 2012 period due primarily to an increase in gas purchased for resale costs ($48 million) and higher revenues from the gas rate plan ($18 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers increased 25.3 percent in the three months ended June 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 6.1 percent in the three months ended June 30, 2013.

CECONY’s purchased gas cost increased $48 million in the three months ended June 30, 2013 compared with the 2012 period due to higher unit costs ($66 million), offset by lower sendout volumes ($18 million).

CECONY’s gas operating income decreased $1 million in the three months ended June 30, 2013 compared with the 2012 period. The decrease reflects higher operations and maintenance expense ($9 million, due primarily to the movement of company facilities to accommodate municipal projects ($6 million) and an increase in the surcharges that are collected in revenues from customers ($5 million)), higher taxes other than income taxes ($8 million, principally property taxes and local revenue taxes) and higher depreciation and amortization ($2 million), offset by higher net revenues ($18 million).

Steam

CECONY’s results of steam operations for the three months ended June 30, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2013	June 30, 2012	Variation
Operating revenues	$118	$83	$35
Purchased power	10	6	4
Fuel	29	17	12
Net revenues	79	60	19
Operations and maintenance	52	41	11
Depreciation and amortization	17	16	1
Taxes, other than income taxes	24	25	(1)
Steam operating income	$(14)	$(22)	$8

CECONY’s steam sales and deliveries for the three months ended June 30, 2013 compared with the 2012 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2013	June 30, 2012	Variation	Percent Variation	June 30, 2013	June 30, 2012	Variation	Percent Variation
General	75	48	27	56.3%	$5	$3	$2	66.7%
Apartment house	1,186	970	216	22.3	37	24	13	54.2
Annual power	2,694	2,578	116	4.5	88	63	25	39.7
Other operating revenues	—	—	—	—	(12)	(7)	(5)	(71.4)
Total	3,955	3,596	359	10.0%	$118	$83	$35	42.2%

CECONY’s steam operating revenues increased $35 million in the three months ended June 30, 2013 compared with the 2012 period due primarily to higher fuel costs ($12 million), weather impact on revenues ($11 million) and the net change in rates under the steam rate plans ($9 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes increased 10.0 percent in the three months ended June 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 2.7 percent in the three months ended June 30, 2013, reflecting lower average normalized use per customer.

CECONY’s steam fuel costs increased $12 million in the three months ended June 30, 2013 compared with the 2012 period due to higher unit costs ($10 million) and sendout volumes ($2 million). Steam purchased power costs increased $4 million in the three months ended June 30, 2013 compared with the 2012 period due to an increase in unit costs ($6 million), offset by lower purchased volumes ($2 million).

Steam operating income increased $8 million in the three months ended June 30, 2013 compared with the 2012 period. The increase reflects primarily higher net revenues ($19 million), offset in part by higher operations and maintenance expense ($11 million, due primarily to higher pension expense ($4 million) and higher surcharges that are collected in revenues from customers ($2 million)).

Income Taxes

Income taxes decreased $18 million in the three months ended June 30, 2013 compared with the 2012 period. See Note I to the Second Quarter Financial Statements.

O&R

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(Millions of Dollars)	Electric	Gas	2013 Total	Electric	Gas	2012 Total	2013-2012 Variation
Operating revenues	$146	$35	$181	$129	$35	$164	$17
Purchased power	51	—	51	40	—	40	11
Gas purchased for resale	—	13	13	—	11	11	2
Net revenues	95	22	117	89	24	113	4
Operations and maintenance	60	16	76	53	16	69	7
Depreciation and amortization	10	4	14	9	4	13	1
Taxes, other than income taxes	11	3	14	11	3	14	—
Operating income	$14	$(1)	$13	$16	$1	$17	$(4)

Electric

O&R’s results of electric operations for the three months ended June 30, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2013	June 30, 2012	Variation
Operating revenues	$146	$129	$17
Purchased power	51	40	11
Net revenues	95	89	6
Operations and maintenance	60	53	7
Depreciation and amortization	10	9	1
Taxes, other than income taxes	11	11	—
Electric operating income	$14	$16	$(2)

O&R’s electric sales and deliveries, excluding off-system sales, for the three months ended June 30, 2013 compared with the 2012 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2013	June 30, 2012	Variation	Percent Variation	June 30, 2013	June 30, 2012	Variation	Percent Variation
Residential/Religious(a)	359	372	(13)	(3.5)%	$65	$55	$10	18.2%
Commercial/Industrial	219	246	(27)	(11.0)	32	28	4	14.3
Retail access customers	773	741	32	4.3	46	42	4	9.5
Public authorities	25	29	(4)	(13.8)	2	2	—	—
Other operating revenues	—	—	—	—	1	2	(1)	(50.0)
Total	1,376	1,388	(12)	(0.9)%	$146	$129	$17	13.2%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $17 million in the three months ended June 30, 2013 compared with the 2012 period due primarily to higher purchased power costs ($11 million) and higher revenues from the New York electric rate plan ($3 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area decreased 0.9 percent in the three months ended June 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in O&R’s service area decreased 1.3 percent in the three months ended June 30, 2013 compared with the 2012 period.

Electric operating income decreased $2 million in the three months ended June 30, 2013 compared with the 2012 period. The decrease reflects primarily higher operations and maintenance expense ($7 million, due primarily to an increase in the surcharges that are collected in revenues from customers ($2 million) and storm reserve ($2 million)) and higher depreciation and amortization ($1 million), offset by higher net revenues ($6 million).

Gas

O&R’s results of gas operations for the three months ended June 30, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2013	June 30, 2012	Variation
Operating revenues	$35	$35	$—
Gas purchased for resale	13	11	2
Net revenues	22	24	(2)
Operations and maintenance	16	16	—
Depreciation and amortization	4	4	—
Taxes, other than income taxes	3	3	—
Gas operating income	$(1)	$1	$(2)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2013 compared with the 2012 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2013	June 30, 2012	Variation	Percent Variation	June 30, 2013	June 30, 2012	Variation	Percent Variation
Residential	957	822	135	16.4%	$15	$12	$3	25.0%
General	206	162	44	27.2	3	2	1	50.0
Firm transportation	1,696	1,577	119	7.5	14	14	—	—
Total firm sales and transportation	2,859	2,561	298	11.6	32	28	4	14.3
Interruptible sales	1,030	944	86	9.1	1	1	—	—
Generation plants	126	—	126	Large	—	—	—	—
Other	113	101	12	11.9	—	—	—	—
Other gas revenues	—	—	—	—	2	6	(4)	(66.7)
Total	4,128	3,606	522	14.5%	$35	$35	$—	—%

O&R’s gas operating revenues were the same as the 2012 period.

Sales and transportation volumes for firm customers increased 11.6 percent in the three months ended June 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, total firm sales and transportation volumes decreased 3.9 percent in the three months ended June 30, 2013 compared with the 2012 period.

Gas operating income decreased $2 million in the three months ended June 30, 2013 compared with the 2012 period. The decrease reflects primarily lower net revenues ($2 million).

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the three months ended June 30, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2013	June 30, 2012	Variation
Operating revenues	$317	$300	$17
Purchased power	249	186	63
Gas purchased for resale	7	1	6
Net revenues	61	113	(52)
Operations and maintenance	25	29	(4)
Depreciation and amortization	5	2	3
Taxes, other than income taxes	4	4	—
Operating income	$27	$78	$(51)

The competitive energy businesses’ operating revenues increased $17 million in the three months ended June 30, 2013 compared with the 2012 period, due primarily to the gain on termination of a LILO transaction ($51 million, see “Lease In/Lease Out Transactions” in Note H to the Second Quarter Financial Statements), offset by lower electric retail and wholesale revenues. Electric retail revenues decreased $34 million, due to lower sales volume ($36 million), offset by higher unit prices ($2 million). Electric wholesale revenues decreased $16 million in the three months ended June 30, 2013 as compared with the 2012 period, due to lower sales volumes ($14 million) and unit prices ($2 million). Net mark-to-market values decreased $93 million in the three months ended June 30, 2013 as compared with the 2012 period, of which $101 million in losses are reflected in purchased power costs and $8 million in gains are reflected in revenues. Solar revenues increased $8 million in the three months ended June 30, 2013 as compared with the 2012 period.

Purchased power costs increased $63 million in the three months ended June 30, 2013 compared with the 2012 period, due primarily to changes in mark-to-market values ($101 million) and higher unit prices ($9 million), offset by lower volumes $($47 million).

Operating income decreased $51 million in 2013 compared with 2012 due primarily to net mark-to-market effects ($93 million) and lower margins ($9 million), offset by the gain on termination of a LILO transaction ($51 million).

Income Taxes

Income taxes decreased $23 million in the three months ended June 30, 2013 compared with the 2012 period, reflecting lower income before income tax expense.

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2013 compared with 2012 were:

	CECONY		O&R		Competitive Energy Businesses and Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$257	5.3%	$34	9.1%	$(137)	(22.6)%	$154	2.6%
Purchased power	(26)	(2.7)	21	26.3	(30)	(6.3)	(35)	(2.3)
Fuel	51	33.1	—	—	1	Large	52	34.0
Gas purchased for resale	98	44.7	3	8.1	9	Large	110	42.6
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	134	3.8	10	3.9	(117)	(94.4)	27	0.7
Other operations and maintenance	78	5.8	—	—	(11)	(20.4)	67	4.4
Depreciation and amortization	29	6.6	2	7.7	6	Large	37	7.9
Taxes, other than income taxes	46	5.5	2	6.7	(1)	(10.0)	47	5.3
Operating income	(19)	(2.1)	6	10.9	(111)	Large	(124)	(12.0)
Other income less deductions	1	50.0	(1)	Large	1	33.3	1	50.0
Net interest expense	(9)	(3.3)	4	25.0	130	Large	125	41.1
Income before income tax expense	(9)	(1.4)	1	2.5	(240)	Large	(248)	(33.8)
Income tax expense	—	—	(5)	(50.0)	(113)	Large	(118)	(49.2)
Net income	(9)	(2.1)	6	20.0	(127)	Large	(130)	(26.3)
Preferred stock dividend requirements	(3)	Large	—	—	—	—	(3)	Large
Net income for common stock	$(6)	(1.4)%	$6	20.0%	$(127)	Large	$(127)	(25.9)%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
(Millions of Dollars)	Electric	Gas	Steam	2013 Total	Electric	Gas	Steam	2012 Total	2013-2012 Variation
Operating revenues	$3,686	$991	$450	$5,127	$3,696	$828	$346	$4,870	$257
Purchased power	900	—	24	924	929	—	21	950	(26)
Fuel	94	—	111	205	80	—	74	154	51
Gas purchased for resale	—	317	—	317	—	219	—	219	98
Net revenues	2,692	674	315	3,681	2,687	609	251	3,547	134
Operations and maintenance	1,116	188	113	1,417	1,089	161	89	1,339	78
Depreciation and amortization	371	64	33	468	348	59	32	439	29
Taxes, other than income taxes	710	126	54	890	677	114	53	844	46
Operating income	$ 495	$ 296	$115	$ 906	$ 573	$ 275	$ 77	$ 925	$ (19)

Electric

CECONY’s results of electric operations for the six months ended June 30, 2013 compared with the 2012 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2013	June 30, 2012	Variation
Operating revenues	$3,686	$3,696	$(10)
Purchased power	900	929	(29)
Fuel	94	80	14
Net revenues	2,692	2,687	5
Operations and maintenance	1,116	1,089	27
Depreciation and amortization	371	348	23
Taxes, other than income taxes	710	677	33
Electric operating income	$ 495	$ 573	$(78)

CECONY’s electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2013 compared with the 2012 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2013	June 30, 2012	Variation	Percent Variation	June 30, 2013	June 30, 2012	Variation	Percent Variation
Residential/Religious(a)	4,565	4,658	(93)	(2.0)%	$1,222	$1,188	$34	2.9%
Commercial/Industrial	4,652	4,653	(1)	—	926	910	16	1.8
Retail access customers	12,350	11,894	456	3.8	1,184	1,223	(39)	(3.2)
NYPA, Municipal Agency and other sales	4,941	5,276	(335)	(6.3)	275	276	(1)	(0.4)
Other operating revenues	—	—	—	—	79	99	(20)	(20.2)
Total	26,508	26,481	27	0.1%	$3,686	$3,696	$(10)	(0.3)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $10 million in the six months ended June 30, 2013 compared with the 2012 period due primarily to lower purchased power costs ($29 million), offset by higher revenues from the electric rate plan ($6 million) and higher fuel costs ($14 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area increased 0.1 percent in the six months ended June 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.0 percent in the six months ended June 30, 2013 compared with the 2012 period.

CECONY’s electric purchased power costs decreased $29 million in the six months ended June 30, 2013 compared with the 2012 period due to a decrease in purchased volumes ($71 million), offset by an increase in unit costs ($42 million). Electric fuel costs increased $14 million in the six months ended June 30, 2013 compared with the 2012 period due to higher unit costs ($9 million) and sendout volumes from the company’s electric generating facilities ($5 million).

CECONY’s electric operating income decreased $78 million in the six months ended June 30, 2013 compared with the 2012 period. The decrease reflects primarily higher taxes other than income taxes ($33 million, principally property taxes), higher operations and maintenance costs ($27 million), and higher depreciation and amortization ($23 million), offset in part by higher net revenues ($5 million, due primarily to the electric rate plan). Operations and maintenance expenses reflect higher operating costs attributable to weather-related events ($13 million) and the movement of company underground facilities to accommodate municipal projects ($3 million) and increases in surcharges that are collected in revenues from customers ($6 million) and pension costs ($3 million).

Gas

CECONY’s results of gas operations for the six months ended June 30, 2013 compared with the 2012 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2013	June 30, 2012	Variation
Operating revenues	$991	$828	$163
Gas purchased for resale	317	219	98
Net revenues	674	609	65
Operations and maintenance	188	161	27
Depreciation and amortization	64	59	5
Taxes, other than income taxes	126	114	12
Gas operating income	$296	$275	$21

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2013 compared with the 2012 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2013	June 30, 2012	Variation	Percent Variation	June 30, 2013	June 30, 2012	Variation	Percent Variation
Residential	25,390	21,619	3,771	17.4%	$452	$375	$77	20.5%
General	18,092	14,579	3,513	24.1	208	173	35	20.2
Firm transportation	38,240	31,886	6,354	19.9	252	236	16	6.8
Total firm sales and transportation	81,722	68,084	13,638	20.0	912	784	128	16.3
Interruptible sales (a)	5,610	3,311	2,299	69.4	37	24	13	54.2
NYPA	23,167	20,569	2,598	12.6	1	1	—	—
Generation plants	26,318	33,516	(7,198)	(21.5)	12	14	(2)	(14.3)
Other	13,747	12,353	1,394	11.3	35	21	14	66.7
Other operating revenues	—	—	—	—	(6)	(16)	10	62.5
Total	150,564	137,833	12,731	9.2%	$991	$828	$163	19.7%

(a)	Includes 2,198 and 2,075 thousands of dths for the 2013 and 2012 period, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $163 million in the six months ended June 30, 2013 compared with the 2012 period due primarily to an increase in gas purchased for resale costs ($98 million) and higher revenues from the gas rate plan ($56 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers increased 20.0 percent in the six months ended June 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 2.7 percent in the six months ended June 30, 2013.

CECONY’s purchased gas cost increased $98 million in the six months ended June 30, 2013 compared with the 2012 period due to higher sendout volumes ($56 million) and unit costs ($42 million).

CECONY’s gas operating income increased $21 million in the six months ended June 30, 2013 compared with the 2012 period. The increase reflects primarily higher net revenue ($65 million), offset by higher operations and maintenance expense ($27 million, due primarily to an increase in the surcharges that are collected in revenues from customers ($16 million) and the movement of company underground facilities to accommodate municipal projects ($6 million)), higher taxes other than income taxes ($12 million, principally property taxes and local revenue taxes) and higher depreciation and amortization ($5 million).

Steam

CECONY’s results of steam operations for the six months ended 30, 2013 compared with the 2012 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2013	June 30, 2012	Variation
Operating revenues	$450	$346	$104
Purchased power	24	21	3
Fuel	111	74	37
Net revenues	315	251	64
Operations and maintenance	113	89	24
Depreciation and amortization	33	32	1
Taxes, other than income taxes	54	53	1
Steam operating income	$115	$77	$38

CECONY’s steam sales and deliveries for the six months ended June 30, 2013 compared with the 2012 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2013	June 30, 2012	Variation	Percent Variation	June 30, 2013	June 30, 2012	Variation	Percent Variation
General	384	293	91	31.1%	$21	$16	$5	31.3%
Apartment house	3,727	3,042	685	22.5	126	95	31	32.6
Annual power	8,546	7,513	1,033	13.7	326	256	70	27.3
Other operating revenues	—	—	—	—	(23)	(21)	(2)	(9.5)
Total	12,657	10,848	1,809	16.7%	$450	$346	$104	30.1%

CECONY’s steam operating revenues increased $104 million in the six months ended June 30, 2013 compared with the 2012 period due primarily to the weather impact on revenues ($47 million), higher fuel costs ($37 million) and the net change in rates under the steam rate plans ($17 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes increased 16.7 percent in the six months ended June 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 2.9 percent in the six months ended June 30, 2013, reflecting lower average normalized use per customer.

CECONY’s steam fuel costs increased $37 million in the six months ended June 30, 2013 compared with the 2012 period due to higher unit costs ($21 million) and sendout volumes ($16 million). Steam purchased power costs increased $3 million in the six months ended June 30, 2013 compared with the 2012 period due to an increase in unit costs ($3 million).

Steam operating income increased $38 million in the six months ended June 30, 2013 compared with the 2012 period. The increase reflects primarily higher net revenues ($64 million), offset in part by higher operations and maintenance expense ($24 million, due primarily to higher pension expense ($15 million) and higher surcharges that are collected in revenues from customers ($4 million)), higher depreciation and amortization ($1 million) and higher taxes other than income taxes ($1 million).

O&R

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(Millions of Dollars)	Electric	Gas	2013 Total	Electric	Gas	2012 Total	2013-2012 Variation
Operating revenues	$291	$117	$408	$257	$117	$374	$34
Purchased power	101	—	101	80	—	80	21
Gas purchased for resale	—	40	40	—	37	37	3
Net revenues	190	77	267	177	80	257	10
Operations and maintenance	113	33	146	112	34	146	—
Depreciation and amortization	20	8	28	19	7	26	2
Taxes, other than income taxes	23	9	32	22	8	30	2
Operating income	$34	$27	$61	$24	$31	$55	$6

Electric

O&R’s results of electric operations for the six months ended June 30, 2013 compared with the 2012 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2013	June 30, 2012	Variation
Operating revenues	$291	$257	$34
Purchased power	101	80	21
Net revenues	190	177	13
Operations and maintenance	113	112	1
Depreciation and amortization	20	19	1
Taxes, other than income taxes	23	22	1
Electric operating income	$34	$24	$10

O&R’s electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2013 compared with the 2012 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2013	June 30, 2012	Variation	Percent Variation	June 30, 2013	June 30, 2012	Variation	Percent Variation
Residential/Religious(a)	727	747	(20)	(2.7)%	$130	$113	$17	15.0%
Commercial/Industrial	427	489	(62)	(12.7)	62	56	6	10.7
Retail access customers	1,506	1,430	76	5.3	87	79	8	10.1
Public authorities	51	57	(6)	(10.5)	5	4	1	25.0
Other operating revenues	—	—	—	—	7	5	2	40.0
Total	2,711	2,723	(12)	(0.5)%	$291	$257	$34	13.2%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $34 million in the six months ended June 30, 2013 compared with the 2012 period due primarily to higher purchased power costs ($21 million) and higher revenues from the New York electric rate plan ($7 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area decreased 0.5 percent in the six months ended June 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in O&R’s service area decreased 1.7 percent in the six months ended June 30, 2013 compared with the 2012 period.

Electric operating income increased $10 million in the six months ended June 30, 2013 compared with the 2012 period. The increase reflects primarily higher net revenues ($13 million), offset by higher operations and maintenance expense ($1 million), higher depreciation and amortization ($1 million) and higher taxes other than income taxes ($1 million).

Gas

O&R’s results of gas operations for the six months ended June 30, 2013 compared with the 2012 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2013	June 30, 2012	Variation
Operating revenues	$117	$117	$—
Gas purchased for resale	40	37	3
Net revenues	77	80	(3)
Operations and maintenance	33	34	(1)
Depreciation and amortization	8	7	1
Taxes, other than income taxes	9	8	1
Gas operating income	$27	$31	$(4)

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2013 compared with the 2012 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2013	June 30, 2012	Variation	Percent Variation	June 30, 2013	June 30, 2012	Variation	Percent Variation
Residential	4,404	3,681	723	19.6%	$57	$51	$6	11.8%
General	951	724	227	31.4	11	9	2	22.2
Firm transportation	7,122	5,949	1,173	19.7	46	45	1	2.2
Total firm sales and transportation	12,477	10,354	2,123	20.5	114	105	9	8.6
Interruptible sales	2,153	2,255	(102)	(4.5)	2	2	—	—
Generation plants	366	—	366	Large	—	—	—	—
Other	535	441	94	21.3	—	—	—	—
Other gas revenues	—	—	—	—	1	10	(9)	(90.0)
Total	15,531	13,050	2,481	19.0%	$117	$117	$—	—%

O&R’s gas operating revenues were the same as the 2012 period.

Sales and transportation volumes for firm customers increased 20.5 percent in the six months ended June 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, total firm sales and transportation volumes decreased 0.2 percent in the six months ended June 30, 2013 compared with the 2012 period.

Gas operating income decreased $4 million in the six months ended June 30, 2013 compared with the 2012 period. The decrease reflects primarily lower net revenues ($3 million), higher depreciation and amortization ($1 million) and higher taxes other than income taxes ($1 million), offset by lower operations and maintenance expense ($1 million).

Income Taxes

Income taxes decreased $5 million in the six months ended June 30, 2013 compared with the 2012 period due primarily to changes in estimates of accumulated deferred income taxes.

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the six months ended June 30, 2013 compared with the 2012 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2013	June 30, 2012	Variation
Operating revenues	$469	$610	$(141)
Purchased power	450	480	(30)
Gas purchased for resale	11	2	9
Net revenues	8	128	(120)
Operations and maintenance	45	56	(11)
Depreciation and amortization	10	4	6
Taxes, other than income taxes	9	9	—
Operating income	$(56)	$59	$(115)

The competitive energy businesses’ operating revenues decreased $141 million in the six months ended June 30, 2013 compared with the 2012 period, due primarily to the impact of the LILO transactions ($70 million, see “Lease In/Lease Out Transactions” in Note H to the Second Quarter Financial Statements) and lower electric retail and wholesale revenues. Electric retail revenues decreased $57 million, due to lower sales volume ($72 million), offset by higher unit prices ($15 million). Electric wholesale revenues decreased $33 million in the six months ended June 30, 2013 as compared with the 2012 period, due to lower sales volumes ($27 million) and unit prices ($6 million). Net mark-to-market values decreased $16 million in the six months ended June 30, 2013 as compared with the 2012 period, of which $29 million in losses are reflected in purchased power costs and $13 million in gains are reflected in revenues. Solar revenues increased $14 million in the six months ended June 30, 2013 as compared with the 2012 period. Other revenues decreased $8 million in the six months ended June 30, 2013 as compared with the 2012 period.

Purchased power costs decreased $30 million in the six months ended June 30, 2013 compared with the 2012 period, due primarily to lower volumes ($98 million), offset by higher unit prices ($39 million) and changes in mark-to-market values ($29 million).

Operating income decreased $115 million in 2013 compared with 2012 due primarily to the impact of the LILO transactions ($70 million), lower margins ($29 million) and net mark-to-market effects ($16 million).

Net Interest Expense

Net interest expense increased $130 million in the six months ended June 30, 2013 compared with the 2012 period, due primarily to the impact of the LILO transactions. See Notes H and I to the Second Quarter Financial Statements.

Income Taxes

Income taxes decreased $113 million in the six months ended June 30, 2013 compared with the 2012 period, due primarily to lower income before income tax expense and a tax benefit resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions (see Note I to the Second Quarter Financial Statements).

Item 3: Quantitative and Qualitative Disclosures About Market Risk

For information about the Companies’ primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks,” in Part I, Item 2 of this report, which information is incorporated herein by reference.

Item 4: Controls and Procedures

The Companies maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports that they submit to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. For each of the Companies, its management, with the participation of its principal executive officer and principal financial officer, has evaluated its disclosure controls and procedures as of the end of the period covered by this report and, based on such evaluation, has concluded that the controls and procedures are effective to provide such reasonable assurance. Reasonable assurance is not absolute assurance, however, and there can be no assurance that any design of controls or procedures would be effective under all potential future conditions, regardless of how remote.

There was no change in the Companies’ internal control over financial reporting that occurred during the Companies’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

Part II Other Information

Item 1: Legal Proceedings

For information about certain legal proceedings affecting the Companies, see Notes B, G and H to the financial statements in Part I, Item 1 of this report, which information is incorporated herein by reference.

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	185,844	$61.26	—	—
May 1, 2013 to May 31, 2013	24,847	63.67	—	—
June 1, 2013 to June 30, 2013	24,400	57.10	—	—
Total	235,091	$61.08	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Item 6: Exhibits

CON EDISON

Exhibit 10.1	Consolidated Edison, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10 to Con Edison’s Current Report on Form 8-K, dated May 20, 2013 – File No. 1-14514).

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2013 and 2012, and the 12-month period ended December 31, 2012.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2013 and 2012, and the 12-month period ended December 31, 2012.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, instruments defining the rights of holders of long-term debt of Con Edison’s subsidiaries other than CECONY, the total amount of which does not exceed ten percent of the total assets of Con Edison and its subsidiaries on a consolidated basis, are not filed as exhibits to Con Edison’s Form 10-K or Form 10-Q. Con Edison agrees to furnish to the SEC upon request a copy of any such instrument.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED EDISON, INC.
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

DATE: August 1, 2013	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

