Form 10-K
period 2013-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2014-02-21
CIK 1047862, 23632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-14514

Consolidated Edison, Inc.

Exact name of registrant as specified in its charter

and principal office address and telephone number

New York	13-3965100
State of Incorporation	I.R.S. Employer ID. Number

4 Irving Place,

New York, New York 10003

(212) 460-4600

Commission File Number 1-1217

Consolidated Edison Company of New York, Inc.

Exact name of registrant as specified in its charter

and principal office address and telephone number

New York	13-5009340
State of Incorporation	I.R.S. Employer ID. Number

4 Irving Place,

New York, New York 10003

(212) 460-4600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Consolidated Edison, Inc.,
Common Shares ($.10 par value)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

CON EDISON ANNUAL REPORT	1

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Consolidated Edison, Inc. (Con Edison)	Yes	☒	No	☐
Consolidated Edison Company of New York, Inc. (CECONY)	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Con Edison
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
CECONY
Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2013, was approximately $17.1 billion.

As of January 31, 2014, Con Edison had outstanding 292,902,495 Common Shares ($.10 par value).

All of the outstanding common equity of CECONY is held by Con Edison.

Documents Incorporated By Reference

Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 19, 2014, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2013, is incorporated in Part III of this report.

Filing Format

This Annual Report on Form 10-K is a combined report being filed separately by two different registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (CECONY). CECONY is a wholly-owned subsidiary of Con Edison and, as such, the information in this report about CECONY also applies to Con Edison. CECONY meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

As used in this report, the term the “Companies” refers to Con Edison and CECONY. However, CECONY makes no representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

2	CON EDISON ANNUAL REPORT

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSAG	New York State Attorney General
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
VIE	Variable interest entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

CON EDISON ANNUAL REPORT	3

Units of Measure
AC	Alternating current
dths	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour

Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

4	CON EDISON ANNUAL REPORT

CON EDISON ANNUAL REPORT	5

Introduction

This introduction contains certain information about Con Edison and its subsidiaries, including CECONY, and is qualified in its entirety by reference to the more detailed information appearing elsewhere or incorporated by reference in this report.

Con Edison’s mission is to provide energy services to our customers safely, reliably, efficiently and in an environmentally sound manner; to provide a workplace that allows employees to realize their full potential; to provide a fair return to our investors; and to improve the quality of life in the communities we serve.

Con Edison is a holding company that owns:

•	CECONY, which delivers electricity, natural gas and steam to customers in New York City and Westchester County;

•

O&R (together with CECONY referred to as the Utilities), which delivers electricity and natural gas to customers primarily located in southeastern New York, and northern New Jersey and northeastern Pennsylvania; and

•

Competitive energy businesses, which sell to retail customers electricity purchased in wholesale markets and enter into related hedging transactions; provide energy-related products and services to wholesale and retail customers and participate in energy infrastructure projects.

Con Edison anticipates that the Utilities, which are subject to extensive regulation, will continue to provide substantially all of its earnings over the next few years. The Utilities have approved rate plans that are generally designed to cover each company’s cost of service, including the capital and other costs of the company’s energy delivery systems. The Utilities recover from their full-service customers (generally, on a current basis) the cost the Utilities pay for the energy and charge all of their customers the cost of delivery service.

Selected Financial Data

Con Edison

	For the Year Ended December 31,
(Millions of Dollars, except per share amounts)	2009	2010		2011		2012		2013
Operating revenues	$13,032	$13,325		$12,886		$12,188		$12,354
Energy costs	6,242	5,754		5,001		3,887		4,054
Operating income	1,899	2,120		2,239		2,339		2,244
Net income	879	1,003		1,062		1,141		1,062	(d)
Total assets	33,844	36,348	(a)	39,214	(b)	41,209	(c)	40,647	(e)
Long-term debt	9,854	10,671		10,143		10,062		10,489
Shareholders’ equity	10,462	11,274		11,649		11,869		12,245
Basic earnings per share	$3.16	$3.49		$3.59		$3.88		$3.62
Diluted earnings per share	$3.14	$3.47		$3.57		$3.86		$3.61
Cash dividends per common share	$2.36	$2.38		$2.40		$2.42		$2.46
Book value per share	$36.82	$37.95		$39.05		$40.53		$41.81
Average common shares outstanding (millions)	275	284		293		293		293
Stock price low	$32.56	$41.52		$48.55		$53.63		$54.33
Stock price high	$46.35	$51.03		$62.74		$65.98		$63.66

(a)	Reflects a $1,399 million increase in net plant, a $303 million increase in regulatory assets for environmental remediation costs and a $210 million increase in prepayments.
(b)	Reflects a $1,230 million increase in net plant and a $1,481 million increase in regulatory assets for unrecognized pension and other postretirement costs.
(c)	Reflects a $1,846 million increase in net plant and a $304 million increase in regulatory assets for deferred storm costs.
(d)	Reflects a charge to earnings of $95 million (after taxes of $63 million) relating to the LILO transactions. See “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8.
(e)	Reflects a $2,947 million decrease in regulatory assets for unrecognized pension and other postretirement costs offset by a $1,497 million increase in net plant, a $280 million increase in cash, a $257 million increase in special deposits and a $223 million increase in regulatory assets for future income tax. See Notes B, E and F to the financial statements in Item 8.

6	CON EDISON ANNUAL REPORT

CECONY

	For the Year Ended December 31,
(Millions of Dollars)	2009	2010		2011		2012		2013
Operating revenues	$10,036	$10,573		$10,432		$10,187		$10,430
Energy costs	3,904	3,715		3,243		2,665		2,873
Operating income	1,716	1,922		2,083		2,093		2,060
Net income for common stock	781	893		978		1,014		1,020
Total assets	30,461	32,605	(a)	35,218	(b)	36,885	(c)	36,258	(d)
Long-term debt	9,038	9,743		9,220		9,145		9,366
Shareholder’s equity	9,560	10,136		10,431		10,552		10,847

(a)	Reflects a $1,257 million increase in net plant, a $241 million increase in regulatory assets for environmental remediation costs and a $125 million increase in accounts receivable from affiliated companies.
(b)	Reflects a $1,101 million increase in net plant and a $1,402 million increase in regulatory assets for unrecognized pension and other postretirement costs.
(c)	Reflects a $1,243 million increase in net plant and a $229 million increase in regulatory assets for deferred storm costs.
(d)	Reflects a $2,797 million decrease in regulatory assets for unrecognized pension and other postretirement costs offset by a $1,405 million increase in net plant, a $280 million increase in cash and $215 and $199 million increases in regulatory assets for environmental remediation costs and future income tax, respectively. See Notes B, E and F to the financial statements in Item 8.

Significant 2013 Developments

•

CECONY delivered 56,918 million kWhs of electricity (0.5 percent decrease from prior year), 139,046 mdths of gas (19.4 percent increase from prior year) and 21,923 MMlbs of steam to its customers (11.1 percent increase from prior year). The company’s electric and gas rate plans include revenue decoupling mechanisms pursuant to which delivery revenues are not generally affected by changes in delivery volumes from levels assumed in the rate plans. See “Results of Operations” in Item 7.

•

CECONY invested $2,135 million to upgrade and reinforce its energy delivery systems. O&R invested $135 million in its energy delivery systems. The competitive energy businesses invested $378 million primarily in solar projects. See “Capital Requirements and Resources” in Item 1.

•

In December 2013, CECONY entered into a Joint Proposal with New York State Public Service Commission staff and other parties with respect to its rates for electric, gas and steam delivery service in 2014 and 2015 (and, for gas and steam delivery service, 2016). See “Rate Plans” in Note B to the financial statements in Item 8.

•

A commission established by the Governor of New York issued its report on actions taken by New York utilities relating to emergency weather events, including Superstorm Sandy, and the New York Public Service Law was amended to provide additional authority to the NYSPSC. Subsequently, the NYSPSC approved emergency response plans submitted by the utilities, adopted statewide policies that will require credits to customers who are without electric service for more than three days and approved a scorecard that will be used to assess electric utility performance. In addition, the NYSPSC directed its staff to recommend a process for decisions regarding the broad restructuring of distribution utility regulation. See “Utility Regulation” in Item 1.

•

A court disallowed tax losses claimed by Con Edison relating to Con Edison Development’s lease in/lease out (LILO) transactions and the company subsequently terminated the transactions, resulting in a charge to earnings of $95 million (after taxes of $63 million). See Note J to the financial statements in Item 8.

Available Information

Con Edison and CECONY file annual, quarterly and current reports and other information, and Con Edison files proxy statements, with the Securities and Exchange Commission (SEC). The public may read and copy any materials that the Companies file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy statements, and other information regarding issuers (including Con Edison and CECONY) that file electronically with the SEC. The address of that site is www.sec.gov.

This information the Companies file with the SEC is also available free of charge on or through the Investor Information section of their websites as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Con Edison’s internet website is at: www.conedison.com; and CECONY’s is at: www.coned.com.

The Investor Information section of Con Edison’s website also includes the company’s Standards of Business Conduct (its code of ethics) and amendments or waivers of the standards for executive officers or directors, corporate governance guidelines and the charters of the following committees of the company’s Board of Directors: Audit Committee, Management Development and Compensation Committee, and Corporate Governance and Nominating Committee. This information is available in print to any shareholder who requests it. Requests should be directed to: Corporate Secretary, Consolidated Edison, Inc., 4 Irving Place, New York, NY 10003.

CON EDISON ANNUAL REPORT	7

Information on the Companies’ websites is not incorporated herein.

Forward-Looking Statements

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to, those discussed under “Risk Factors,” in Item 1A.

8	CON EDISON ANNUAL REPORT

Item 1:	Business

CON EDISON ANNUAL REPORT	9

Incorporation By Reference

Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

10	CON EDISON ANNUAL REPORT

PART I

Item 1:	Business

Overview

Consolidated Edison, Inc. (Con Edison), incorporated in New York State in 1997, is a holding company which owns all of the outstanding common stock of Consolidated Edison Company of New York, Inc. (CECONY), Orange and Rockland Utilities, Inc. (O&R) and the competitive energy businesses. As used in this report, the term the “Companies” refers to Con Edison and CECONY.

CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The competitive energy businesses sell electricity to retail customers, provide energy-related products and services, and participate in energy infrastructure projects.

Con Edison’s strategy is to provide reliable energy services, maintain public and employee safety, promote energy efficiency, and develop cost-effective ways of performing its business. Con Edison seeks to be a responsible steward of the environment and enhance its relationships with customers, regulators and members of the communities it serves.

CECONY

Electric

CECONY provides electric service to approximately 3.4 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas

CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx and parts of Queens and Westchester County.

Steam

CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 22,000 MMlbs of steam annually to 1,703 customers in parts of Manhattan.

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses sell to retail customers electricity purchased in wholesale markets and enter into related hedging transactions, provide energy-related products and services to wholesale and retail customers, and participate in energy infrastructure projects. At December 31, 2013, Con Edison’s equity investment in its competitive energy businesses was $488 million and their assets amounted to $1,314 million.

CON EDISON ANNUAL REPORT	11

Utility Regulation

State Utility Regulation

Regulators

The Utilities are subject to regulation by the New York State Public Service Commission (NYSPSC), which under the New York Public Service Law, is authorized to set the terms of service and the rates the Utilities charge for providing service in New York. It also approves the issuance of the Utilities’ securities. It exercises jurisdiction over the siting of the Utilities’ electric transmission lines and approves mergers or other business combinations involving New York utilities. In addition, it has the authority to impose penalties on utilities, which could be substantial, for violating state utility laws and regulations and its orders. O&R’s New Jersey subsidiary, RECO, is subject to similar regulation by the New Jersey Board of Public Utilities (NJBPU). O&R’s Pennsylvania subsidiary, Pike, is subject to similar regulation by the Pennsylvania Public Utility Commission (PAPUC). The NYSPSC, together with the NJBPU and the PAPUC, are referred to herein as state utility regulators.

In November 2012, the Governor of New York established a commission to review actions taken by New York utilities relating to emergency weather events, including Superstorm Sandy and other major storms, and to make recommendations regarding, among other things, the oversight, management and legal framework governing power delivery services in New York. See “Other Regulatory Matters” in Note B to the financial statements in Item 8. In March 2013, following the issuance of recommendations by the commission and submission by the Governor of a bill to the State legislature, the New York Public Service Law was amended to, among other things, authorize the NYSPSC to (i) levy expanded penalties against combination gas and electric utilities; (ii) review, at least every five years, an electric utility’s capability to provide safe, adequate and reliable service, order the utility to comply with additional and more stringent terms of service than existed prior to the review, assess the continued operation of the utility as the provider of electric service in its service territory and propose, and act upon, such measures as are necessary to ensure safe and adequate service; and (iii) based on findings of repeated violations of the New York Public Service Law or rules or regulations adopted thereto that demonstrate a failure of a combination gas and electric utility to continue to provide safe and adequate service, revoke or modify an operating certificate issued to the utility by the NYSPSC (following consideration of certain factors, including public interest and standards deemed necessary by the NYSPSC to ensure continuity of service, and due process).

Utility Industry Restructuring In New York

In the 1990s, the NYSPSC restructured the electric utility industry in the state. In accordance with NYSPSC orders, the Utilities sold all of their electric generating facilities other than those that also produce steam for CECONY’s steam business (see Electric Operations – Electric Facilities below) and provided all of their customers the choice to buy electricity or gas from the Utilities or other suppliers (see Electric Operations – Electric Sales and Deliveries and Gas Operations – Gas Sales and Deliveries below).

Following adoption of NYSPSC industry restructuring, there were several utility mergers as a result of which substantially all of the electric and gas delivery service in New York State is now provided by one of four investor-owned utility companies – Con Edison, National Grid plc, Iberdrola, S.A. and Fortis Inc. – or one of two state authorities – New York Power Authority (NYPA) or Long Island Power Authority.

Rate Plans

Investor-owned utilities in the United States provide service to customers according to the terms of tariffs approved by the appropriate state utility regulator. The tariffs include schedules of rates for service that are designed to permit the utilities to recover from their customers the approved anticipated costs, including capital costs, of providing service to customers as defined by the tariff. The tariffs implement rate plans adopted by state utility regulators in rate orders issued at the conclusion of rate proceedings. The utilities’ earnings depend on the rate levels authorized in their rate plans and their ability to operate their businesses in a manner consistent with such rate plans.

The utilities’ rate plans each cover specified periods, but rates determined pursuant to a plan generally continue in effect until a new rate plan is approved by the state utility regulator. In New York, either the utility or the NYSPSC can commence a proceeding for a new rate plan, and a new rate plan filed by the utility will generally take effect automatically in 11 months unless prior to such time the NYSPSC approves a rate plan.

In each rate proceeding, rates are determined by the state utility regulator following the submission by the utility of testimony and supporting information, which are subject to review by the staff of the regulator. Other parties with an interest in the proceeding can also review the utility’s proposal and become involved in the rate proceeding. The review process is overseen by an Administrative Law Judge. After an Administrative Law Judge issues a recommended decision, that generally considers the interests of the utility, the regulatory staff, other parties, and legal requisites, the regulator will issue a rate order. The utility and the regulator’s staff and interested parties may enter into a settlement agreement or joint proposal prior to the completion of this administrative process, in which case the agreement would be subject to approval of the regulator.

For each rate plan, the revenues needed to provide the utility a return on invested capital is determined by multiplying the utilities’ forecasted rate base by the utility’s pre-tax weighted average cost of capital. In general, rate base is the amount of the utility’s net plant, deferred taxes and working capital. The NYSPSC uses a forecast of the average rate base for the year

12	CON EDISON ANNUAL REPORT

that new rates would be in effect (“rate year”). The NJBPU and the PAPUC use the rate base balances that would exist at the beginning of the rate year. The capital structure used in the weighted average cost of capital is determined utilizing actual and forecast data for the same time periods as rate base. The cost of long-term debt, customer deposits and the allowed return on common equity represents a combination of actual and forecast financing information. The allowed return on common equity is determined by each state’s respective utility regulator. The NYSPSC’s current methodology for determining the allowed return on common equity assigns a one-third weight to an estimate determined from a capital asset pricing model applied to a peer group of utility companies and a two-thirds weight to an estimate determined from a dividend discount model using stock prices and dividend forecasts for a peer group of utility companies.

Pursuant to the Utilities’ rate plans, there generally can be no change to the charges to customers during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply and specified adjustments provided for in the rate plans.

Common provisions of the Utilities’ rate plans may include:

“Recoverable energy cost clauses” that allow the Utilities to recover on a current basis the costs for the energy they supply with no mark-up to their full-service customers.

“Other cost reconciliations” that reconcile pension and other postretirement benefit costs, environmental remediation costs, and certain other costs to amounts reflected in delivery rates for such costs. Utilities generally retain the right to petition for recovery or accounting deferral of extraordinary and material cost increases for items such as major storm events and provision is sometimes made for the utility to retain a share of cost reductions, for example, property tax refunds.

“Revenue decoupling mechanisms” under which actual energy delivery revenues will be compared with the authorized delivery revenues. The difference is accrued with interest for refund to, or recovery from customers, as applicable.

“Earnings sharing provisions” that require the Utilities to defer for customer benefit earnings over specified rates of return on common equity. There is no symmetric mechanism for earnings below specified rates of return on common equity.

“Negative earnings adjustments” for failure to meet certain performance standards relating to service, reliability, safety and other matters.

The following table includes information about the Utilities’ current rate plans and should be read in conjunction with, and is subject to, the more detailed discussion of the Utilities’ rate plans in Note B to the financial statements in Item 8 (which information is incorporated by reference herein).

Effective Period	Rate Changes		Rate Base	Amortization To Income of Net Regulatory (Assets) and Liabilities	Authorized Return on Equity (ROE)(a)
(Millions of Dollars, except percentages)
CECONY – Electric(b)
January 2014 – December 2015	Yr. 1 – $(76.2) Yr. 2 –$124.0		Yr. 1 – $17,323 Yr. 2 – $18,113	$(37) over 2 yrs.	9.2%
CECONY – Gas(b)
January 2014 – December 2016	Yr. 1 – $(54.6) Yr. 2 – $38.6 Yr. 3 – $56.8		Yr. 1 – $3,521 Yr. 2 – $3,863 Yr. 3 – $4,236	$4 over 3 yrs.	9.3%
CECONY – Steam(b)
January 2014 – December 2016	Yr. 1 – $(22.4) Yr. 2 – $19.8 Yr. 3 – $20.3		Yr. 1 – $1,511 Yr. 2 – $1,547 Yr. 3 – $1,604	$37 over 3 yrs.	9.3%
O&R – Electric (NY)
July 2012 – June 2015	Yr. 1 – $19.4 Yr. 2 – $8.8 Yr. 3 – $15.2		Yr. 1 – $671 Yr. 2 – $708 Yr. 3 – $759	$(32) over 3 yrs.	Yr. 1 – 9.4 Yr. 2 – 9.5 Yr. 3 – 9.6	% % %
O&R – Gas (NY)
November 2009 – October 2012	Yr. 1 – $9.0 Yr. 2 – $9.0 Yr. 3 – $4.6	(c)	Yr. 1 – $280 Yr. 2 – $296 Yr. 3 – $309	$(2) over 3 yrs.	10.4%

(a)	Most of any actual earnings above specified annual returns on equity under CECONY’s rate plans are to be applied to reduce regulatory assets.
(b)	The impact of these base rate changes is being deferred, which will result in regulatory liabilities at December 31, 2015 of $30 million for electric and at December 31, 2016 of $32 million and $8 million for gas and steam, respectively. Pursuant to NYSPSC orders, a portion of the company’s revenues is being collected subject to refund.
(c)	The rate plan provided for a one-time surcharge of $4.3 million in Year 3.

CON EDISON ANNUAL REPORT	13

Liability for Service Interruptions and Other Non-rate Conditions of Service

The tariff provisions under which CECONY provides electric, gas and steam service limit the company’s liability to pay for damages resulting from service interruptions to circumstances resulting from its gross negligence or willful misconduct.

CECONY’s tariff for electric service provides for reimbursement to electric customers for spoilage losses resulting from service interruptions in certain circumstances. In general, the company is obligated to reimburse affected residential and commercial customers for food spoilage of up to $450 and $9,000, respectively, and reimburse affected residential customers for prescription medicine spoilage losses without limitation on amount per claim. The company’s maximum aggregate liability for such reimbursement for an incident is $15 million. The company is not required to provide reimbursement to electric customers for outages attributable to generation or transmission system facilities or events beyond its control, such as storms, provided the company makes reasonable efforts to restore service as soon as practicable.

In June 2013, a commission established by the Governor of New York issued its final report on utility storm preparation and response. The commission made recommendations regarding, among other things, preparation and response to flooding; estimation of customer restoration times; reliability of website outage maps; coordination with local governments and providers of other utility services; availability and allocation of staffing and other resources (including the utility industry’s mutual aid process); and communications with affected communities and local officials. The commission’s report also addressed the Long Island Power Authority, energy efficiency programs, utility infrastructure investment and regulatory deficiencies.

In August 2013, the NYSPSC approved emergency response plans submitted by the Utilities, subject to certain modifications. Pursuant to the New York Public Service Law, as amended in 2013 (see “Regulators,” above), each electric utility is required to submit to the NYSPSC annually a plan for the reasonably prompt restoration of service in the case of widespread outages in the utility’s service territory due to storms or other events beyond the control of the utility. If, after evidentiary hearings or other investigatory proceedings, the NYSPSC finds that the utility failed to implement its plan reasonably, the NYSPSC may deny recovery of any part of the service restoration costs caused by such failure.

In November 2013, the NYSPSC adopted statewide policies pursuant to which the Utilities are required to provide credits to customers who are without electric service for more than three days; adjust rate plan revenue targets so the credits would not be recovered pursuant to revenue decoupling mechanisms; and temporarily suspend collection-related activities and service terminations for such customers (or, if the NYSPSC determines, to all residential customers in a designated area and certain other customers). The credit to a customer would equal the portion of the monthly customer charge attributable to the period the customer was without service. If an extraordinary event occurs, the NYSPSC may direct New York gas utilities to implement the same policies.

In December 2013, the NYSPSC approved a scorecard for use as a guide in assessing electric utility performance in restoring electric service during outages that result from a major storm event, to assist in holding the utilities accountable to certain performance levels, and to guide utilities as to the NYSPSC’s expectations for their restoration efforts. The order indicated that the scorecard, which could also be applied by the NYSPSC for other outages or actions, was developed to work with the penalty and emergency response plan provisions of the New York Public Service Law, as amended in 2013 (see “Regulators,” above). The scorecard includes performance metrics in categories for preparation, operational response and communications. Within 30 days of the completion of customer restoration, electric utilities are required to provide data for the scorecard. The NYSPSC staff would use the data to assess performance against the metrics and determine a score for each such event for each electric utility.

Generic Proceedings

The NYSPSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in New York State. Pending proceedings include those relating to utilities exiting the service of selling electric energy and gas at retail (including an examination of utilities’ provider of last resort responsibility); the utilities’ vision for the “smart grid”; utility staffing levels; and the implementation of energy efficiency and renewable energy programs and consumer protections. The Utilities are typically active participants in such proceedings. The Utilities do not expect that these pending generic proceedings will have a material adverse effect on their financial positions, results of operation or liquidity.

In February 2011, the NYSPSC initiated a proceeding to examine the existing mechanisms pursuant to which utilities recover site investigation and remediation costs and possible alternatives. In November 2012, the NYSPSC adopted an order in which it, among other things, declined to adopt a generic policy requiring sharing such costs between utilities and their customers and indicated that sharing may be appropriate in specific company and rate case circumstances (for example, to serve as an incentive to a utility that has failed to adequately constrain such costs or, in the context of a multi-year rate plan, where some allocation of earnings in excess of the allowed rate of return could be used toward payment of such costs). See

14	CON EDISON ANNUAL REPORT

“Environmental Matters – CECONY” and “Environmental Matters – O&R,” below, and Note G to the financial statements in Item 8.

In December 2013, the NYSPSC directed the NYSPSC staff “to recommend, for commencement in the first quarter of 2014, a process that will result in timely decisions regarding the broad restructuring of distribution utility regulation, such that the post-2015 course of energy efficiency and other clean energy programs can be determined in the context of these more sweeping changes.” The NYSPSC articulated five core policy outcomes intended to better align the role and operations of utilities to enable market and customer-driven change: empowering customers; leveraging customer contributions; system-wide efficiency; fuel and resource diversity; and system reliability and resiliency. The NYSPSC requested that the scope of the proceeding be sufficiently broad to address the role of distribution utilities in enabling system-wide efficiency and market-based deployment of distributed energy resources and load management; changes that can and should be made in the current regulatory, tariff, and market design and incentive structure in New York to better align utility interest with achieving the NYSPSC’s energy policy objectives; and further changes that need to be made to energy efficiency delivery including better alignment and definition of the roles and responsibilities of New York State Energy Research and Development Authority (NYSERDA) and utilities. For information about the Utilities’ participation in New York State’s clean energy programs, see “Environmental Matters – Climate Change,” below.

Federal Utility Regulation

The Federal Energy Regulatory Commission (FERC), among other things, regulates the transmission and wholesale sales of electricity in interstate commerce and the transmission and sale of natural gas for resale in interstate commerce. In addition, the FERC has the authority to impose penalties, which could be substantial, including penalties for the violation of reliability and cyber security rules. Certain activities of the Utilities and the competitive energy businesses are subject to the jurisdiction of the FERC. The Utilities are subject to regulation by the FERC with respect to electric transmission rates and to regulation by the NYSPSC with respect to electric and gas retail commodity sales and local delivery service. As a matter of practice, the NYSPSC has approved delivery service rates that include both distribution and transmission costs. In 2013, the NYSPSC approved certain transmission projects for which it endorsed a different method. See “CECONY – Electric Operations – Electric Supply,” below.

New York Independent System Operator (NYISO)

The NYISO is a not-for-profit organization that controls and operates most of the electric transmission facilities in New York State, including those of the Utilities, as an integrated system and administers wholesale markets for electricity in New York State. In addition to operating the state’s high voltage grid, the NYISO administers the energy, ancillary services and capacity markets. The New York State Reliability Council (NYSRC) promulgates reliability standards subject to FERC oversight. Pursuant to a requirement that is set annually by the NYSRC, the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (owned, procured through the NYISO capacity markets or contracted for) in an amount equal to the peak demand of their customers plus the applicable reserve margin. In addition, the NYISO has determined that entities that serve customers in New York City must have enough capacity that is electrically located in New York City to cover a substantial percentage (currently 86 percent; 85 percent effective May 2014) of the peak demands of their New York City customers. These requirements apply both to regulated utilities such as CECONY and O&R for the customers they supply under regulated tariffs and to companies such as Con Edison Solutions that supply customers on market terms. RECO, O&R’s New Jersey subsidiary, provides electric service in an area that has a different independent system operator – PJM Interconnection LLC (PJM). See “CECONY – Electric Operations – Electric Supply” and “O&R – Electric Operations – Electric Supply,” below.

New York Energy Highway

In October 2012, the Energy Highway Task Force appointed by the Governor of New York issued its Blueprint containing recommendations to modernize New York’s energy systems. The recommended actions included electric transmission construction and upgrades to electric and natural gas infrastructure.

In November 2012, the NYSPSC established a proceeding to review specific proposals from utilities and private developers for new electric transmission lines and upgrades to existing facilities that will address transmission congestion between upstate and downstate. In January 2013, the owners of transmission facilities in New York (including the Utilities), on behalf of the proposed New York transmission company (New York Transco) that is to be owned by their affiliates, submitted a statement of intent to construct five transmission projects, with an aggregate estimated cost of $1,300 million. The projects, which could be completed in the 2016 to 2019 timeframe, will require authorizations from the NYSPSC (including its determination that the projects meet public policy goals), the FERC, as well as other federal, state and local agencies. In October 2013, two of these projects, with an aggregate estimated cost of approximately $200 million, were approved by the NYSPSC in a separate proceeding. See “CECONY – Electric Operations – Electric Supply,” below.

Competition

Competition from suppliers of oil and other sources of energy, including distributed generation (such as solar, fuel cells and micro-turbines), may provide alternatives for the Utilities’ delivery customers. See “Rate Plans” in Note B and “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

CON EDISON ANNUAL REPORT	15

The Utilities do not consider it reasonably likely that another company would be authorized to provide utility delivery service of electricity, natural gas or steam where the company already provides service. Any such other company would need to obtain NYSPSC consent, satisfy applicable local requirements, install facilities to provide the service, meet applicable services standards, and charge customers comparable taxes and other fees and costs imposed on the service. A new delivery company would also be subject to extensive ongoing regulation by the NYSPSC. See “Utility Regulation – State Utility Regulation – Regulators”.

The competitive energy businesses participate in competitive energy supply and services businesses and energy infrastructure projects that are subject to different risks than those found in the businesses of the Utilities.

The Utilities

CECONY

CECONY, incorporated in New York State in 1884, is a subsidiary of Con Edison and has no significant subsidiaries of its own. Its principal business segments are its regulated electric, gas and steam businesses.

For a discussion of the company’s operating revenues and operating income for each segment, see “Results of Operations” in Item 7. For additional information about the segments, see Note N to the financial statements in Item 8.

Electric Operations

Electric Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $14,496 million and $13,930 million at December 31, 2013 and 2012, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $2,597 million and $2,518 million at December 31, 2013 and 2012, respectively, and for its generation facilities, the costs for utility plant, net of accumulated depreciation, were $452 million and $434 million, at December 31, 2013 and 2012, respectively.

Distribution Facilities.    CECONY owns 62 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2013, the company’s distribution system had a transformer capacity of 29,125 MVA, with 36,782 miles of overhead distribution lines and 97,120 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States.

Transmission Facilities.    The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2013, CECONY owned or jointly owned 438 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 749 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 39 transmission substations and 62 area stations are supplied by circuits operated at 69 kV and above. In 2013, the NYSPSC approved transmission projects to address, among other things, reliability concerns associated with the potential closure of the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries). See “CECONY – Electric Operations – Electric Supply,” below.

CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas (NYSEG), Connecticut Light & Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Generating Facilities.    CECONY’s electric generating facilities consist of plants located in Manhattan with an aggregate capacity of 702 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2014 for use in these facilities.

Electric Sales and Deliveries

CECONY delivers electricity to its full-service customers who purchase electricity from the company. The company also delivers electricity to its customers who purchase electricity from other suppliers through the company’s retail access plan. In addition, the company delivers electricity to state and municipal customers of NYPA and economic development customers of municipal electric agencies.

16	CON EDISON ANNUAL REPORT

The company charges all customers in its service area for the delivery of electricity. The company generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. CECONY’s electric revenues are subject to a revenue decoupling mechanism. As a result, its electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. CECONY’s electric sales and deliveries, excluding off-system sales, for the last five years were:

	Year Ended December 31,
	2009	2010	2011	2012	2013
Electric Energy Delivered (millions of kWhs)
CECONY full service customers	23,483	24,142	22,622	20,622	20,118
Delivery service for retail access customers	21,859	23,098	24,234	25,990	26,574
Delivery service to NYPA customers and others	10,650	10,834	10,408	10,267	10,226
Delivery service for municipal agencies	675	619	562	322	—
Total Deliveries in Franchise Area	56,667	58,693	57,826	57,201	56,918
Electric Energy Delivered ($ in millions)
CECONY full service customers	$5,040	$5,546	$5,237	$4,731	$4,799
Delivery service for retail access customers	1,855	2,123	2,354	2,750	2,683
Delivery service to NYPA customers and others	423	516	555	596	602
Delivery service for municipal agencies	21	22	22	10	—
Other operating revenues	335	169	60	89	47
Total Deliveries in Franchise Area	$7,674	$8,376	$8,228	$8,176	$8,131
Average Revenue per kWh Sold (Cents)(a)
Residential	23.6	25.8	25.6	25.6	27.0
Commercial and Industrial	19.6	20.4	20.7	20.0	20.6

(a)	Includes Municipal Agency sales.

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand

The electric peak demand in CECONY’s service area occurs during the summer air conditioning season. CECONY’s 2013 service area peak demand was 13,322 MW, which occurred on July 19, 2013. The 2013 peak demand was also the highest in the company’s history. The 2013 peak demand included an estimated 5,161 MW for CECONY’s full-service customers, 6,168 MW for customers participating in its electric retail access program and 1,993 MW for NYPA’s customers and municipal electric agency customers. The NYISO invoked demand reduction programs on July 15, 2013 through July 19, 2013, as it had on peak demand days in some previous years (most recently 2012). “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the majority of demand reduction programs are invoked only in specific circumstances, design conditions do not include these programs’ potential impact. However, the CECONY forecasted peak demand at design conditions does include the impact of mandatory demand reduction programs. The company estimates that, under design weather conditions, the 2014 service area peak demand will be 13,675 MW, including an estimated 5,280 MW for its full-service customers, 6,345 MW for its electric retail access customers and 2,050 MW for NYPA’s customers and municipal electric agency customers. The company forecasts average annual growth of the peak electric demand in the company’s service area over the next five years at design conditions to be approximately 1.4 percent per year.

Electric Supply

Most of the electricity sold by CECONY to its customers in 2013 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. Con Edison expects that these resources will again be adequate to meet the requirements of its customers in 2014. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for approximately 2,849 MW of electric generating capacity, see Notes I and O to the financial statements in Item 8. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO’s wholesale electricity market.

CON EDISON ANNUAL REPORT	17

CECONY owns generating stations in New York City associated primarily with its steam system. As of December 31, 2013, the generating stations had a combined electric capacity of approximately 702 MW, based on 2013 summer test ratings. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities”, above.

In general, the Utilities recover their purchased power costs, including the cost of hedging purchase prices, pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction. See “Financial and Commodity Market Risks – Commodity Price Risk,” in Item 7 and “Recoverable Energy Costs” in Note A to the financial statements in Item 8. From time to time, certain parties have petitioned the NYSPSC to review these provisions, the elimination of which could have a material adverse effect on the Companies’ financial position, results of operations or liquidity.

In a July 1998 order, the NYSPSC indicated that it “agree(s) generally that CECONY need not plan on constructing new generation as the competitive market develops,” but considers “overly broad” and did not adopt CECONY’s request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity. CECONY monitors the adequacy of the electric capacity resources and related developments in its service area, and works with other parties on long-term resource adequacy issues within the framework of the NYISO. In addition, the NYISO has adopted reliability rules that include obligations on transmission owners (such as CECONY) to construct facilities that may be needed for system reliability if the market does not solve a reliability need identified by the NYISO. See “NYISO” above.

In November 2012, the NYSPSC directed CECONY to work with NYPA to develop a contingency plan to address reliability concerns associated with the potential closure by the end of 2015 of the nuclear power plants at the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries). In February 2013, CECONY and NYPA submitted their plan, and, in October 2013, the NYSPSC approved three transmission projects and several energy efficiency, demand reduction and combined heat and power programs to address concerns associated with the potential closure. The transmission projects, which also address transmission congestion between upstate and downstate and make available more generation from Staten Island, are scheduled to be placed into service by 2016. CECONY is to develop two of the transmission projects, and NYPA and NYSEG are to develop the other project. The aggregate estimated cost of the CECONY projects is $371 million. One of these CECONY projects, with an estimated cost of $123 million, and the NYPA/NYSEG project were among the projects proposed in a separate proceeding on behalf of the New York Transco. See “New York Energy Highway” above. The two CECONY projects and the NYPA/NYSEG project are expected to be transferred to the proposed New York Transco. The NYSPSC also endorsed the method by which the costs associated with the projects will be allocated among load serving entities and a cost recovery mechanism will be filed for approval with the FERC. Additional authorizations will be required from the NYSPSC, FERC and other Federal, state and local agencies. In February 2014, CECONY submitted to the NYSPSC the implementation plan for the energy efficiency, demand reduction and combined heat and power programs, which are estimated to cost up to $285 million. CECONY is to fund the program costs, the majority of which are expected to be incurred from 2014 through 2016, and recover its costs over a ten-year period through a surcharge billed to customers.

In 2009, the then Governor of New York announced a new goal of meeting 45 percent of the State’s electricity needs with energy efficiency or renewable resources by 2015. The goal is to be achieved by reducing electricity consumption by 15 percent, and having 30 percent of the electricity used in New York provided by renewable resources. For information about the Utilities’ participation in New York State’s clean energy programs, see “Environmental Matters – Climate Change,” below.

Gas Operations

Gas Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $4,013 million and $3,735 million at December 31, 2013 and 2012, respectively.

Natural gas is delivered by pipeline to CECONY at various points in its service territory and is distributed to customers by the company through an estimated 4,307 miles of mains and 367,555 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdths of which a maximum of about 250 mdths can be withdrawn per day. The company has about 1,226 mdths of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by CECONY and 71.2 percent owned by Con Edison Development.

Gas Sales and Deliveries

The company generally recovers the cost of the gas that it buys and then sells to its firm sales customers. It does not make any margin or profit on the gas it sells. CECONY’s gas revenues are subject to a weather normalization clause and a revenue decoupling mechanism. As a result, its gas delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

18	CON EDISON ANNUAL REPORT

CECONY’s gas sales and deliveries for the last five years were:

	Year Ended December 31,
	2009	2010	2011	2012	2013
Gas Delivered (mdth)
Firm Sales
Full service	67,994	63,592	64,696	57,595	67,007
Firm transportation	48,671	51,859	54,291	52,860	61,139
Total Firm Sales and Transportation	116,665	115,451	118,987	110,455	128,146
Interruptible Sales(a)	8,225	8,521	10,035	5,961	10,900
Total Gas Sold to CECONY Customers	124,890	123,972	129,022	116,416	139,046
Transportation of customer-owned gas
NYPA	37,764	24,890	34,893	48,107	48,682
Other (mainly generating plants)	86,454	99,666	97,163	108,086	87,379
Off-System Sales	1	7	97	730	4,638
Total Sales and Transportation	249,109	248,535	261,175	273,339	279,745

(a) Includes 5,362, 563, 3,801, 3,385 and 2,851 mdths for 2013, 2012, 2011, 2010 and 2009, respectively, which are also reflected in firm transportation and other.

Gas Delivered ($ in millions)
Firm Sales
Full service	$1,229	$1,099	$1,048	$889	$1,059
Firm transportation	266	347	356	380	414
Total Firm Sales and Transportation	1,495	1,446	1,404	1,269	1,473
Interruptible Sales	79	72	74	39	69
Total Gas Sold to CECONY Customers	1,574	1,518	1,478	1,308	1,542
Transportation of customer-owned gas
NYPA	4	2	2	2	2
Other (mainly generating plants and interruptible transportation)	62	71	71	68	71
Off-System Sales	—	—	—	5	18
Other operating revenues (mainly regulatory amortizations)	61	(50)	(30)	32	(17)
Total Sales and Transportation	$1,701	$1,541	$1,521	$1,415	$1,616
Average Revenue per dth Sold
Residential	$20.33	$19.31	$18.45	$18.14	$18.52
General	$14.91	$14.28	$12.96	$11.68	$12.05

For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand

The gas peak demand for firm service customers in CECONY’s service area occurs during the winter heating season. The daily peak day demand during the winter 2013/2014 (through January 31, 2014) occurred on January 7, 2014 when the demand reached 1,104 mdths. The 2013/2014 peak demand included 574 mdths for CECONY’s full-service customers and 530 mdths for customers participating in its gas retail access program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2014/2015 service area peak demand will be 1,340 mdths, including an estimated 699 mdths for its full-service customers and 641 mdths for its retail access customers. The company forecasts average annual growth of the peak gas demand over the next five years at design conditions to be approximately 3.8 percent in its service area. The forecasted peak demand at design conditions does not include gas used by interruptible gas customers or in generating stations (electricity and steam).

Gas Supply

CECONY and O&R have combined their gas requirements, and contracts to meet those requirements, into a single portfolio.

CON EDISON ANNUAL REPORT	19

The combined portfolio is administered by, and related management services are provided by, CECONY (for itself and as agent for O&R) and costs are allocated between the Utilities in accordance with provisions approved by the NYSPSC. See Note S to the financial statements in Item 8.

Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The gas supply contracts are for various terms extending to 2015. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. Such contracts are for various terms extending to 2027. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $270 million in 2013, including $230 million for CECONY. See “Contractual Obligations” below. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Recoverable Energy Costs” in Note A to the financial statements in Item  8.

Steam Operations

Steam Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation for steam facilities were $1,790 million and $1,674 million at December 31, 2013 and 2012, respectively.

CECONY generates steam at one steam-electric generating station and five steam-only generating stations and distributes steam to its customers through approximately 105 miles of transmission, distribution, and service piping.

Steam Sales and Deliveries

CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2009	2010	2011	2012	2013
Steam Sold (MMlbs)
General	544	515	519	425	547
Apartment house	6,725	5,748	5,779	5,240	6,181
Annual power	15,748	16,767	16,024	14,076	15,195
Total Steam Delivered to CECONY Customers	23,017	23,030	22,322	19,741	21,923
Steam Sold ($ in millions)
General	$28	$25	$28	$25	$31
Apartment house	165	158	175	158	187
Annual power	446	457	487	429	491
Other operating revenues	22	16	(7)	(16)	(26)
Total Steam Delivered to CECONY Customers	$661	$656	$683	$596	$683
Average Revenue per Mlb Sold	$27.76	$27.79	$30.91	$31.00	$32.34

For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Steam Peak Demand and Capacity

Demand for steam in CECONY’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2013/2014 (through January 31, 2014) occurred on January 23, 2014 when the demand reached 8.9 MMlbs per hour. The company’s estimate for the winter of 2014/2015 peak demand of its steam customers is 9.3 MMlbs per hour under design criteria, which assumes severe weather.

On December 31, 2013, the steam system had the capability of delivering approximately 11.7 MMlbs of steam per hour, and CECONY estimates that the system will have the capability to deliver 11.7 MMlbs of steam per hour in the 2014/2015 winter.

Steam Supply

Thirty-six percent of the steam produced by CECONY in 2013 was supplied by the company’s steam-only generating assets; 47 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 17 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R

Electric Operations

Electric Facilities

O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $781 million and

20	CON EDISON ANNUAL REPORT

$728 million at December 31, 2013 and 2012, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $179 million and $180 million at December 31, 2013 and 2012, respectively.

O&R, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 557 circuit miles of transmission lines, 14 transmission substations, 61 distribution substations, 85,986 in-service line transformers, 3,828 pole miles of overhead distribution lines and 1,827 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.

Electric Sales and Deliveries

O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. O&R’s New York electric revenues (which accounted for 74.3 percent of O&R’s electric revenues in 2013) are subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism. O&R’s electric sales and deliveries, excluding off-system sales for the last five years were:

	Year Ended December 31,
	2009	2010	2011	2012	2013
Electric Energy Delivered (millions of kWhs)
Total deliveries to O&R full service customers	3,673	3,498	3,029	2,691	2,555
Delivery service for retail access customers	1,901	2,330	2,760	3,040	3,166
Total Deliveries In Franchise Area	5,574	5,828	5,789	5,731	5,721
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$551	$570	$486	$405	$427
Delivery service for retail access customers	95	132	157	178	192
Other operating revenues	2	(10)	(2)	9	9
Total Deliveries In Franchise Area	$648	$692	$641	$592	$628
Average Revenue Per kWh Sold (Cents)
Residential	17.2	18.3	18.0	16.7	18.1
Commercial and Industrial	13.3	14.1	13.7	13.0	14.8

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand

The electric peak demand in O&R’s service area occurs during the summer air conditioning season. O&R’s highest service area peak demand, which occurred in 2006, was 1,617 MW. The 2013 service area peak demand, which occurred on July 18, 2013, was 1,561 MW. The 2013 peak demand included an estimated 702 MW for O&R’s full-service customers and 859 MW for customers participating in its electric retail access program. The NYISO invoked demand reduction programs on July 18, 2013, as it had on peak demand days in some previous years. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the majority of demand reduction programs are invoked only in specific circumstances, design conditions do not include these programs’ potential impact. However, the O&R forecasted peak demand at design conditions does include the impact of permanent demand reduction programs. The company estimates that, under design weather conditions, the 2014 service area peak demand will be 1,630 MW, including an estimated 701 MW for its full-service customers and 929 MW for its electric retail access customers. The company forecasts average annual growth of the peak electric demand in the company’s service area over the next five years at design conditions to be approximately 0.9 percent per year.

Electric Supply

The electricity O&R sold to its customers in 2013 was purchased under firm power contracts or through the wholesale electricity markets administered by the NYISO and PJM. The company expects that these resources will again be adequate to meet the requirements of its customers in 2014. O&R does not own any electric generating capacity.

Gas Operations

Gas Facilities

O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution

CON EDISON ANNUAL REPORT	21

facilities, were $456 million and $435 million at December 31, 2013 and 2012, respectively. O&R and Pike own their gas distribution systems and O&R owns a gas transmission system, which together include 1,862 miles of mains. Natural gas is delivered to customers by the company through an estimated 104,713 service lines.

Gas Sales and Deliveries

O&R generally recovers the cost of the gas that it buys and then sells to its firm sales customers. It does not make any margin or profit on the gas it sells. O&R’s gas revenues are subject to a weather normalization clause. Effective November 2009, O&R’s New York gas revenues (which accounted for substantially all of O&R’s gas revenues in 2013) became subject to a revenue decoupling mechanism. As a result, its gas delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s gas deliveries and sales for the last five years were:

	Year Ended December 31,
	2009	2010	2011	2012	2013
Gas delivered (mdth)
Firm Sales
Full service	9,561	8,772	8,384	7,539	8,808
Firm transportation	10,905	10,692	10,823	10,505	12,062
Total Firm Sales and Transportation	20,466	19,464	19,207	18,044	20,870
Interruptible Sales	2,390	675	8	1	1
Total Gas Sold To O&R Customers	22,856	20,139	19,215	18,045	20,871
Transportation of customer-owned gas
Interruptible transportation	2,112	3,822	4,176	4,325	4,117
Sales for resale	953	840	864	793	885
Sales to electric generating stations	1,346	691	1,109	738	2,167
Off-System Sales	624	1	-	-	-
Total Sales and Transportation	27,891	25,493	25,364	23,901	28,040
Gas delivered ($ in millions)
Firm Sales
Full service	$159	$131	$122	$103	$115
Firm transportation	51	65	71	76	77
Total Firm Sales and Transportation	210	196	193	179	192
Interruptible Sales	21	9	4	4	3
Total Gas Sold To O&R Customers	231	205	197	183	195
Transportation of customer-owned gas
Sales to electric generating stations	2	-	1	-	-
Other operating revenues	9	13	16	20	10
Total Sales and Transportation	$242	$218	$214	$203	$205
Average Revenue Per dth Sold
Residential	$16.86	$15.20	$14.84	$14.01	$13.31
General	$15.58	$13.64	$13.20	$11.99	$11.53

For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand

The gas peak demand for firm service customers in O&R’s service area occurs during the winter heating season. The daily peak day demand during the winter 2013/2014 (through January 31, 2014) occurred on January 7, 2014 when the demand reached 202 mdths. The 2013/2014 peak demand included an estimated 92 mdths for O&R’s full-service customers and 110 mdths for customers participating in its gas retail access program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2014/2015 service area peak demand will be 218 mdths, including an estimated 100 mdths for its full-service customers and 118 mdths for its retail access customers. The company forecasts average annual growth of the peak gas demand over the next five years at design conditions to be approximately 0.7 percent in the

22	CON EDISON ANNUAL REPORT

company’s service area. The forecasted peak demand at design conditions does not include gas used by interruptible gas customers or in generating stations.

Gas Supply

O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses sell to retail customers electricity purchased in wholesale markets and enter into related hedging transactions, provide energy-related products and services to wholesale and retail customers, and participate in energy infrastructure projects. At December 31, 2013, Con Edison’s equity investment in its competitive energy businesses was $488 million and their assets amounted to $1,314 million.

Con Edison Solutions

Con Edison Solutions primarily sells electricity to industrial, commercial and governmental customers in the northeastern United States and Texas. It also sells electricity to residential and small commercial customers in the northeastern United States. Con Edison Solutions does not sell electricity to the Utilities. Con Edison Solutions sells electricity to customers who are provided delivery service by the Utilities. It also provides energy efficiency services, procurement and management services to companies and governmental entities throughout most of the United States.

Con Edison Solutions was reported by KEMA, Inc. in September 2013 to be the 10th largest non-residential retail electricity provider in the United States. The company sells to retail aggregation entities in Massachusetts, Illinois, and New Jersey as well as to individual residential and small commercial (mass market) customers in the northeastern United States. At December 31, 2013, it served approximately 159,000 customers, not including approximately 148,000 served under the four aggregation agreements. Con Edison Solutions’ electricity sales for the last five years were:

	2009	2010	2011	2012	2013
Retail electric volumes sold (millions of kWhs)	12,723	15,993	15,725	13,840	12,167
Number of retail customers accounts:(a)
Industrial and large commercial	35,056	40,081	42,983	35,043	35,504
Mass market	49,094	85,191	117,635	119,276	123,813

(a)	Excludes aggregation agreement customers

Con Edison Solutions seeks to serve customers in utility service territories that encourage retail competition through transparent pricing, purchase of receivables programs or utility-sponsored customer acquisition programs. The company currently sells electricity in the service territories of 50 utilities in the states of New York, Massachusetts, Connecticut, New Hampshire, Maine, New Jersey, Delaware, Maryland, Illinois, Pennsylvania, Rhode Island, Ohio and Texas, as well as the District of Columbia. Approximately 28 percent of the sales volumes were in New York, 28 percent in New England, 35 percent in the District of Columbia, Maryland, New Jersey and Pennsylvania and 9 percent in Texas.

The electricity Con Edison Solutions sold to its customers in 2013 was purchased primarily through wholesale electricity markets administered by the NYISO, PJM, Independent System Operator New England and Electric Reliability Council of Texas. The company expects that these resources will again be adequate to meet the requirements of its customers in 2014. Con Edison Energy provides hedging and risk management services to Con Edison Solutions.

Con Edison Solutions also provides energy-efficiency services to government and commercial customers. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies. The company is compensated for its services based primarily on the increased energy efficiency of the installed equipment over a multi-year period. Con Edison Solutions has won competitive solicitations for energy savings contracts with the Department of Energy and the Department of Defense, and a shared energy savings contract with the United States Postal Service. The company owns renewable energy projects predominately in Massachusetts and California with an aggregate capacity of 18 MW (AC).

CON EDISON ANNUAL REPORT	23

Con Edison Energy

Con Edison Energy provides services to manage the output, fuel requirements and risk management activities for 12,153 MW of generating plants in the northeastern United States owned by unrelated parties. Among other things, the company also provides wholesale hedging and risk management services to Con Edison Solutions and Con Edison Development. The company, beginning during 2013, no longer engages in the sale of electricity to utilities. The company had sold electricity that it had purchased in wholesale markets to utilities in the northeastern United States, primarily under fixed and indexed price contracts, which they used to supply their full-service customers.

	2009	2010	2011	2012	2013
Wholesale electricity sales (millions of kWh)	5,472	3,610	2,231	958	236

Con Edison Development

Con Edison Development participates in energy infrastructure projects. The company’s investments, at December 31, 2013, include ownership interests in solar energy projects in Arizona, California, Massachusetts, Nevada, New Jersey, Pennsylvania and Rhode Island. The company’s interests in these projects amount to 292 MW (see table below). The company has additional solar energy projects under construction with an aggregate capacity of 20 MW. The company’s investments also include a gas storage corporation (see “CECONY – Gas Operations – Gas Facilities,” above) and an investment in an affordable housing partnership.

Solar Energy Projects (in MW (AC))
State	Ownership Interest(a)
Arizona	75	(b)
California	110	(b)
Massachusetts	15
Nevada	46	(b)
New Jersey	34
Pennsylvania	10
Rhode Island	2	(c)
Total	292

(a)	Represents Con Edison Development’s interest in solar projects in the state indicated
(b)	Output sold under long term power purchase agreements (PPA) with Pacific Gas and Electric Company
(c)	Output sold under a long term PPA with National Grid

Capital Requirements and Resources

Capital Requirements

The following table contains the Companies’ capital requirements for the years 2011 through 2013 and their current estimate of amounts for 2014 through 2016.

	Actual			Estimate
(Millions of Dollars)	2011	2012	2013	2014	2015	2016
Regulated utility construction expenditures(a)
CECONY(b)(c)	$1,778	$1,909	$2,135	$2,223	$2,481	$2,347
O&R	111	137	135	142	160	158
Total regulated utility construction expenditures	1,889	2,046	2,270	2,365	2,641	2,505
Competitive energy businesses capital expenditures	114	492	378	243	360	365
Sub-total	2,003	2,538	2,648	2,608	3,001	2,870
Retirement of long-term securities
Con Edison – parent company	1	1	2	2	2	2
CECONY(d)	-	764	700	475	350	650
O&R	3	3	3	3	143	79
Competitive energy businesses	-	1	1	5	5	5
Total retirement of long-term securities	4	769	706	485	500	736
Total	$2,007	$3,307	$3,354	$3,093	$3,501	$3,606

(a)	Actuals for 2011-2013 include an aggregate $136 million for one-half of the costs of certain smart electric grid projects for which the company is receiving grants from the U.S. Department of Energy for the other half of the projects’ costs under the American Recovery and Reinvestment Act of 2009.

24	CON EDISON ANNUAL REPORT

(b)	CECONY’s capital expenditures for environmental protection facilities and related studies were $178 million, $194 million and $149 million in 2013, 2012 and 2011, respectively, and are estimated to be $202 million in 2014.
(c)	Estimates for 2014-2016 include an aggregate $371 million for transmission projects the NYSPSC approved to address, among other things, reliability concerns associated with the potential closure of the Indian Point Energy Center. Estimates do not include amounts for the energy efficiency, demand reduction and combined heat and power programs the NYSPSC approved to address these concerns or the other transmission projects that New York transmission owners, including the Utilities have proposed. See “CECONY – Electric Operations – Electric Supply” and “New York Energy Highway,” above.
(d)	For 2012, includes $239 million for the May 2012 redemption of all of its preferred stock and $224.6 million tax-exempt debt which was subject to mandatory tender by bondholders in November 2012.

The Utilities have an ongoing need for substantial capital investment in order to meet the growth in demand for electricity and gas, and for electric, gas and steam reliability needs, including programs to strengthen the storm resiliency of their infrastructure. The estimated capital expenditures for the competitive energy businesses reflect potential investments in renewable generation and energy infrastructure projects and could significantly increase or decrease from the amounts estimated depending on market conditions and opportunities.

Contractual Obligations

The following table summarizes the Companies’ material obligations at December 31, 2013 to make payments pursuant to contracts. Long-term debt, capital lease obligations and other long-term liabilities are included on their balance sheets. Operating leases and electricity purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization)
CECONY	$9,861	$475	$1,000	$1,200	$7,186
O&R	604	3	222	62	317
Competitive energy businesses and parent	529	7	14	16	492
Interest on long-term debt(a)	8,518	541	1,038	894	6,045
Total long-term debt, including interest	19,512	1,026	2,274	2,172	14,040
Capital lease obligations (Note J)
CECONY	3	1	1	1	-
Total capital lease obligations	3	1	1	1	-
Operating leases (Notes J and Q)
CECONY	124	13	26	24	61
O&R	6	1	1	1	3
Competitive energy businesses	41	3	6	6	26
Total operating leases	171	17	33	31	90
Purchase obligations
Electricity purchase power agreements – Utilities (Note I)
CECONY
Energy(b)	6,117	753	1,366	531	3,467
Capacity	1,896	447	404	170	875
Total CECONY	8,013	1,200	1,770	701	4,342
O&R
Energy and Capacity(b)	91	57	34	-	-
Total electricity and purchase power agreements – Utilities	8,104	1,257	1,804	701	4,342
Natural gas supply, transportation, and storage contracts – Utilities(c)
CECONY
Natural gas supply	52	52	-	-	-
Transportation and storage	1,537	260	475	378	424
Total CECONY	1,589	312	475	378	424
O&R
Natural gas supply	5	5	-	-	-
Transportation and storage	286	48	88	71	79
Total O&R	291	53	88	71	79
Total natural gas supply, transportation and storage contracts	1,880	365	563	449	503
Other purchase obligations(d)
CECONY	3,321	2,254	1,007	60	-
O&R	212	151	59	2	-
Total other purchase obligations	3,533	2,405	1,066	62	-
Competitive energy businesses commodity and service agreements(e)	245	210	28	3	4
Total	$33,448	$5,281	$5,769	$3,419	$18,979

(a)	Includes interest on variable rate debt calculated at rates in effect at December 31, 2013.

CON EDISON ANNUAL REPORT	25

(b)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.
(c)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.
(d)	Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing system as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. The Utilities believe that unreasonable effort and expense would be involved to enable them to report their “Other Purchase Obligations” in a different manner.
(e)	Amounts represent commitments to purchase minimum quantities of electric energy and capacity, renewable energy certificates, natural gas, natural gas pipeline capacity, energy efficiency services and construction services entered into by Con Edison’s competitive energy businesses.

The Companies’ commitments to make payments in addition to these contractual commitments include their other liabilities reflected in their balance sheets, any funding obligations for their pension and other postretirement benefit plans, financial hedging activities, their collective bargaining agreements and Con Edison’s guarantees of certain obligations of its competitive energy businesses. See Notes E, F, O and “Guarantees” in Note H to the financial statements in Item 8.

Capital Resources

Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison expects to finance its capital requirements primarily through internally-generated funds and the sale of its securities. The company does not expect to need to issue common equity in 2014. Con Edison’s ability to make payments on external borrowings and dividends on its common shares depends on receipt of dividends from its subsidiaries or proceeds from the sale of Con Edison’s securities or its interests in its subsidiaries.

For information about restrictions on the payment of dividends by the Utilities and significant debt covenants, see Note C to the financial statements in Item 8.

For information on the Companies’ commercial paper program and revolving credit agreements with banks, see Note D to the financial statements in Item 8.

The Utilities finance their operations, capital requirements and payment of dividends to Con Edison from internally-generated funds (see “Liquidity and Capital Resources – Cash Flows from Operating Activities” in Item 7), contributions of equity capital from Con Edison, if any, and external borrowings.

The Companies expect to meet their 2014 capital requirements, including for maturing securities, through internally-generated funds and the issuance of between $1,500 million and $2,000 million of long-term debt.

The Companies require access to the capital markets to fund capital requirements that are substantially in excess of available internally-generated funds. See “Capital Requirements,” above. Each of the Companies believes that it will continue to be able to access capital, although capital market conditions may affect the timing and cost of the Companies’ financing activities. The Companies monitor the availability and costs of various forms of capital, and will seek to issue Con Edison common stock and other securities when it is necessary or advantageous to do so. For information about the Companies’ long-term debt and short-term borrowing, see Notes C and D to the financial statements in Item 8.

In 2012, the NYSPSC authorized CECONY, through 2016, to issue up to $3,500 million of debt securities ($700 million of which the company had issued as of December 31, 2013). In 2013, the NYSPSC authorized O&R, through 2017, to issue up to $305 million of debt securities (none of which the company had issued as of December 31, 2013). The NYSPSC also authorized CECONY and O&R for such periods to issue up to $2,500 million and $125 million, respectively, of debt securities to refund existing debt securities. At December 31, 2013, the Utilities had not refunded any securities pursuant to this authorization.

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

For each of the Companies, the ratio of earnings to fixed charges (SEC basis) for the last five years was:

	Ratio of Earnings to Fixed Charges
	2009	2010	2011	2012	2013
Con Edison	3.0	3.3	3.6	3.7	3.0	(a)
CECONY	3.1	3.4	3.8	3.7	3.7

(a)	Reflects $95 million after-tax charge to earnings relating to Con Edison Development’s LILO transactions. See Note J to the financial statements in Item 8.

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2009	2010	2011	2012	2013
Con Edison	50.5	50.4	52.5	54.1	53.9
CECONY	50.3	49.9	52.0	53.6	53.7

The commercial paper of Con Edison and O&R is rated P-2, A-2 and F2, respectively, by Moody’s, S&P and Fitch. The commercial paper of CECONY is rated P-1, A-2 and F2, respectively, by Moody’s, S&P and Fitch. Con Edison’s long-term credit rating is A3, BBB+ and BBB+, respectively, by Moody’s, S&P and Fitch. The unsecured debt of CECONY is

26	CON EDISON ANNUAL REPORT

rated A2, A- and A-, respectively, by Moody’s, S&P and Fitch. The unsecured debt of O&R is rated A3, A- and A-, respectively, by Moody’s, S&P and Fitch. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

CECONY has $636 million of tax-exempt debt for which the interest rates are to be determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.). Credit rating agencies have withdrawn the ratings of these insurers. Subsequently, there have not been sufficient bids to determine the interest rates pursuant to auctions, and interest rates have been determined by reference to a variable rate index. The weighted average annual interest rate on this tax-exempt debt was 0.10 percent on December 31, 2013. The weighted average interest rate was 0.17 percent, 0.29 percent and 0.34 percent for the years 2013, 2012 and 2011, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in auction rate debt interest expense are reconciled to the levels set in rates.

Environmental Matters

Climate Change

As indicated by the Intergovernmental Panel on Climate Change, emissions of greenhouse gases, including carbon dioxide, are very likely changing the world’s climate.

Climate change could affect customer demand for the Companies’ energy services. The effects of climate change might also include physical damage to the Companies’ facilities and disruption of their operations due to the impact of more frequent and more extreme weather-related events. In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system. Superstorm Sandy interrupted service to approximately 1.4 million of the Utilities’ customers – more than four times the number of customers impacted by the Utilities’ previous worst storm event (Hurricane Irene in 2011). See “Other Regulatory Matters” in Note B to the financial statements in Item 8.

Based on the most recent data (2013) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its direct greenhouse gas emissions constitute less than 0.1 percent of the nation’s greenhouse gas emissions. Con Edison’s estimated emissions of greenhouse gases during the past five years were:

(metric tons, in millions(a))	2009	2010	2011	2012	2013
CO2 equivalent emissions	3.7	3.8	3.4	3.3	3.4

(a)	Emissions, as previously reported in tons (instead of metric tons), were 4.2, 4.3, 3.7 and 3.6 for the years 2009 to 2012, respectively. Estimated emissions for 2013, which are subject to third-party verification, expressed in tons were 3.7.

Con Edison’s 44 percent decrease in direct greenhouse gas emissions since 2005 (6.0 million metric tons) reflects the emission reductions resulting from equipment and repair projects, including projects to reduce sulfur hexafluoride emissions, and increased use of natural gas at CECONY’s steam production facilities.

CECONY has participated for several years in voluntary initiatives with the EPA to reduce its methane and sulfur hexafluoride emissions. The Utilities reduce methane emissions from the operation of their gas distribution systems through pipe maintenance and replacement programs, by operating system components at lower pressure, and by introducing new technologies. The Utilities reduce emissions of sulfur hexafluoride, which is used for arc suppression in substation circuit breakers and switches, by using improved technologies to locate and repair leaks, and by replacing older equipment. The Utilities also actively promote the use of energy efficiency and renewable generation to further reduce their customers’ greenhouse gas emissions.

NYSERDA and New York utilities are responsible for implementing the Energy Efficiency Portfolio Standard (EEPS) established by the NYSPSC through energy efficiency, targeted demand-side management and demand-response programs. The Utilities billed customers EEPS surcharges of approximately $100 million and $90 million in 2013 and 2012, respectively, to fund these programs. Through the Utilities’ energy-efficiency programs, end-use customers reduced their annual energy use by approximately 585,000 MWh and 750,000 dths from the programs’ inception in 2009 through 2013, resulting in their avoiding their release of approximately 247,000 tons of greenhouse gases into the atmosphere every year. CECONY’s targeted demand-side management programs assisted customers in reducing their annual energy use by approximately 281,000 MWh from the programs’ inception in 2004 through 2013, resulting in their avoiding their release of approximately 99,000 tons of greenhouse gases into the atmosphere every year.

Emissions are also avoided through the development of renewable generation. NYSERDA is responsible for implementing the renewable portfolio standard (RPS) established by the NYSPSC. For large renewable resources, NYSERDA enters into long-term agreements with developers, and pays the developers renewable premiums based on the facilities’ energy output. Large renewable resources are grid-connected and sell their energy output in the wholesale energy market administered by the NYISO. As a result of the Utilities’ participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable resources. For customer-sited resources, NYSERDA provides rebates when customers install eligible renewable technologies. The energy produced by customer-sited renewables offsets the energy which the Utilities would otherwise have procured, thereby reducing the overall level of non-renewable energy consumed.

CON EDISON ANNUAL REPORT	27

The Utilities billed customers RPS surcharges of $109 million and $92 million in 2013 and 2012, respectively, (and approximately $365 million cumulatively from 2006) to fund these NYSERDA programs. In 2013, NYSERDA reported that the environmental benefits of having electricity generated by renewable generation from 2006 through 2012, as opposed to the State’s “system-mix,” amounts to approximately 4,028 tons of nitrogen oxides, 8,853 tons of sulfur dioxides, and 4.1 million tons of carbon dioxide in reduced emissions over this time period.

Beginning in 2009, CECONY is subject to carbon dioxide emissions regulations established by New York State under the Regional Greenhouse Gas Initiative (RGGI). The Initiative, a cooperative effort by Northeastern and Mid-Atlantic states, established a decreasing cap on carbon dioxide emissions resulting from the generation of electricity to a level fifteen percent below the Initiative’s baseline by 2020. Under the Initiative, affected electric generators are required to obtain emission allowances to cover their carbon dioxide emissions, available primarily through auctions administered by participating states or a secondary market. CECONY met its requirement of 6.3 million allowances for the first RGGI compliance period (2009—2011) and is managing auction purchases in preparation for complying with the second compliance period (2012—2014). In February 2013, RGGI released a model rule for adoption by the participating states that includes a 45 percent reduction in the emissions cap for 2014 and further reductions of 2.5 percent each year from 2015 to 2020. New York State adopted the model rule, and the lower, 91-million ton cap is effective as of January 1, 2014.

The EPA has started regulating greenhouse gas emissions from major sources, requiring existing sources to report emissions and subjecting certain new sources to emissions limitations. Also, New York State has announced a goal to reduce greenhouse gas emissions 80 percent below 1990 levels by 2050, and New York City plans to reduce greenhouse gas emissions within the City 30 percent below 2005 levels by 2030. The cost to comply with legislation, regulations or initiatives limiting the Companies’ greenhouse gas emissions could be substantial.

Environmental Sustainability

Con Edison’s sustainability strategy, as it relates to environmental sustainability, provides that the company seeks to reduce its environmental footprint by making effective use of natural resources and to address the challenges of climate change and its impact on the company’s business. As part of its strategy, the company seeks, among other things, to reduce direct and indirect emissions; enhance the efficiency of its water use; minimize its impact to natural ecosystems; focus on reducing, reusing, and recycling to minimize consumption; and design its work in consideration of climate forecasts.

CECONY

Superfund

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation costs, remediation costs and environmental damages. The sites as to which CECONY has been asserted to have liability under Superfund include its and its predecessor companies’ former manufactured gas sites, its multi-purpose Astoria site, its former Flushing Service Center site, the Gowanus Canal site, and other Superfund sites discussed below. There may be additional sites as to which assertions will be made that the Company has liability. For a further discussion of claims and possible claims against the Company under Superfund, estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Manufactured Gas Sites

CECONY and its predecessors formerly manufactured gas and maintained storage holders for gas manufactured at sites in New York City and Westchester County (MGP Sites). Many of these sites have been subdivided and are now owned by parties other than CECONY and have been redeveloped by them for other uses, including schools, residential and commercial developments and hospitals. The New York State Department of Environmental Conservation (NYSDEC) requires the company to investigate, and if necessary, develop and implement remediation programs for the sites, which include 34 manufactured gas plant sites and 17 storage holder sites and any neighboring areas to which contamination may have migrated.

The information available to CECONY for many of the MGP Sites is incomplete as to the extent of contamination and scope of the remediation likely to be required. Through the end of 2013, investigations have been started for all 51 MGP Sites, and have been completed at all or portions of 32 of the sites. Coal tar and/or other manufactured gas production/storage-related environmental contaminants have been detected at 35 sites including locations within Manhattan and other parts of New York City, and in Westchester County. Remediation has been completed at six sites and portions of nine other sites.

Astoria Site

CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property the company owns in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas, and the maintenance and storage of electric equipment. As a condition of its NYSDEC

28	CON EDISON ANNUAL REPORT

permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to conduct corrective action to remediate the contamination. The company has investigated various sections of the property and is performing additional investigations. The company has submitted to the NYSDEC and the New York State Department of Health reports and in the future will be submitting additional reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property could range from $152 million to $451 million.

Flushing Service Center Site

The owner of a former CECONY service center facility in Flushing, New York, informed the company that PCB contamination had been detected on a substantial portion of the property, which the owner remediated pursuant to the New York State Brownfield Cleanup Program administered by the NYSDEC and has redeveloped for residential and commercial use. The property owner’s claim against the company for its environmental response costs for the site has been resolved. In September 2007, the NYSDEC demanded that the company investigate and remediate PCB contamination that may have migrated into the adjacent Flushing River from the site. In April 2008, the company and NYSDEC entered into a consent order under which the company has agreed to implement a NYSDEC-approved investigation program for the Flushing River and, if deemed necessary by the NYSDEC to protect human health and the environment from such contamination, to implement a NYSDEC-approved remediation program for any PCB contamination in the river attributable to the site. In March 2011, the company submitted to NYSDEC a report indicating that PCBs had migrated from the site to sediment in a portion of the river. In August 2013, the NYSDEC selected a remedy that requires the company to submit a remedial design report, remove contaminated sediment, restore the river bed with clean material, prepare a site management plan and implement institutional controls. The company estimates that its undiscounted potential liability for the completion of the cleanup in Flushing River will be at least $5.4 million.

Gowanus Canal

In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent or near the 1.8 mile Gowanus Canal in Brooklyn, New York. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses, and parking lots, and the canal is near several residential neighborhoods. In September 2013, the EPA issued its record of decision for the site. The EPA concluded that there was significant contamination at the site, including polycyclic aromatic hydrocarbons, polychlorinated biphenyls (PCBs), pesticides, metals, and volatile organic compounds. The EPA selected a remedy for the site that includes dredging and disposal of some contaminated sediments and stabilization and capping of contamination that will not be removed. The EPA estimated the cost of the selected remedy to be $506.1 million (and indicated the actual cost could be significantly higher or lower). The EPA has identified 35 potentially responsible parties (PRPs) with respect to the site, including CECONY (which the EPA indicated has facilities that may be a source of PCBs at the site). The EPA is expected to order certain of the PRPs, including CECONY, to coordinate and cooperate with each other to perform and/or fund the remedial design for the selected remedy. CECONY is unable to predict its exposure to liability with respect to the Gowanus Canal site.

Other Superfund Sites

CECONY is a potentially responsible party (PRP) with respect to other Superfund sites where there are other PRPs and where it is generally not responsible for managing the site investigation and remediation. Work at these sites is in various stages, with the company participating in PRP groups at some of the sites. Investigation, remediation and monitoring at some of these sites have been, and are expected to continue to be, conducted over extended periods of time. The company does not believe that it is reasonably likely that monetary sanctions, such as penalties, will be imposed upon it by any governmental authority with respect to these sites.

The following table lists each of CECONY’s other Superfund sites for which the company anticipates it may have a liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in the table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending and CECONY’s estimated percentage of total liability for each site. The company currently estimates that its potential liability for investigation, remediation, monitoring and environmental damages at each site is $0.2 million or less, with the exception of the Cortese Landfill site for which the estimate is $1 million. Superfund liability is joint and several. The company’s estimate of its liability for each site was determined pursuant to consent decrees, settlement agreements or otherwise and in light of the financial condition of other PRPs. The company’s actual liability could differ substantially from amounts estimated.

Site	Location	Start	Court or Agency	% of Total Liability
Maxey Flats Nuclear	Morehead, KY	1986	EPA	0.8%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	100%
Metal Bank of America	Philadelphia, PA	1987	EPA	0.97%
Cortese Landfill	Narrowsburg, NY	1987	EPA	6.0%
Global Landfill	Old Bridge, NJ	1988	EPA	0.3%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	0.7%

CON EDISON ANNUAL REPORT	29

O&R

Superfund

The sites at which O&R has been asserted to have liability under Superfund include its manufactured gas sites and the Superfund sites discussed below. There may be additional sites as to which assertions will be made that O&R has liability. For a further discussion of claims and possible claims against O&R under Superfund, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Manufactured Gas Sites

O&R and its predecessors formerly owned and operated manufactured gas plants at seven sites (O&R MGP Sites) in Orange County and Rockland County, New York. Three of these sites are now owned by parties other than O&R, and have been redeveloped by them for residential, commercial or industrial uses. The NYSDEC is requiring O&R to develop and implement remediation programs for the O&R MGP Sites including any neighboring areas to which contamination may have migrated.

O&R has completed remedial investigations at all seven O&R MGP Sites and has received NYSDEC’s decision regarding the remedial work to be performed at five of the sites. Of the five sites, O&R has completed remediation at one site, remediation work is in process at two sites and remedial design is ongoing for the remaining two sites.

Superfund Sites

O&R is a PRP with respect to Superfund sites where there are other PRPs and it is not managing the site investigation and remediation. Work at these sites is in various stages, with the company participating in PRP groups at some of the sites. Investigation, remediation and monitoring at some of these sites have been, and are expected to continue to be, conducted over extended periods of time. The company does not believe that it is reasonably likely that monetary sanctions, such as penalties, will be imposed upon it by any governmental authority with respect to these sites.

The following table lists each of these Superfund sites for which the company anticipates it may have liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in the table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending and O&R’s estimated percentage of total liability for each site. The company currently estimates that its potential liability for investigation, remediation, monitoring and environmental damages at each site is less than $0.3 million. Superfund liability is joint and several. The company’s estimate of its anticipated share of the total liability for each site was determined pursuant to consent decrees, settlement agreements or otherwise and in light of the financial condition of other PRPs. The company’s actual liability could differ substantially from amounts estimated.

Site	Location	Start	Court or Agency	% of Total Liability
Borne Chemical	Elizabeth, NJ	1997	NJDEP	2.27%
Metal Bank of America	Philadelphia, PA	1993	EPA	4.58%
Ellis Road	Jacksonville, FL	2011	EPA	0.24%

Other Federal, State and Local Environmental Provisions

Toxic Substances Control Act

Virtually all electric utilities, including CECONY, own equipment containing PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976.

Water Quality

Under NYSDEC regulations, the operation of the CECONY generating facilities require permits for water discharges. Regulations that became effective in 2013 require permits for water withdrawals. Conditions to the renewal of such permits may include limitations on the operations of the permitted facility or requirements to install certain equipment, the cost of which could be substantial. For information about the company’s generating facilities, see “CECONY – Electric Operations – Electric Facilities” and “Steam Operations – Steam Facilities” above in this Item 1.

Certain governmental authorities are investigating contamination in the Hudson River and the New York Harbor. These waters run through portions of CECONY’s service area. Governmental authorities could require entities that released hazardous substances that contaminated these waters to bear the cost of investigation and remediation, which could be substantial.

Air Quality

Under new source review regulations, an owner of a large generating facility, including CECONY’s steam and steam-electric generating facilities, is required to obtain a permit before making modifications to the facility, other than routine maintenance, repair, or replacement, that increase emissions of pollutants from the facility above specified thresholds. To obtain a permit, the facility owner could be required to install additional pollution controls or otherwise limit emissions from the facility. The company reviews on an on-going basis its planned modifications to its generating facilities to determine the potential applicability of new source review and similar regulations. In December 2011, the company filed its proposed plan to comply with revised New York State nitrogen oxides reasonably available control technology regulations (NOx RACT) and is incorporating the plan provisions into its existing air quality permits as they are renewed. In 2011, the EPA adopted regulations establishing maximum achievable control technology standards for utility and industrial boilers. The regulations apply to major air emissions sources, including CECONY’s generating facilities. In 2013, CECONY complied with these regulations and the regulations

30	CON EDISON ANNUAL REPORT

known as the Clean Air Interstate Rule (CAIR) largely through the modification of certain of its generating facilities which enables the facilities to increase the use of natural gas, decreasing the use of fuel oil. In 2011, the EPA also adopted additional regulations known as the Cross State Air Pollution Rule (CSAPR), which established a new cap and trade program requiring further reductions in air emissions than CAIR (which CSAPR was to have replaced). In August 2012, CSAPR was overturned by an appellate court. The EPA subsequently appealed to the U.S. Supreme Court, which heard oral arguments in the case in December 2013. CAIR will remain in effect pending further action by the EPA and the U.S. Supreme Court. For information about the company’s generating facilities, see “CECONY– Electric Operations – Electric Facilities” and “Steam Operations – Steam Facilities” above in this Item 1. The company is unable to predict the impact on its operations of any regulations that may be adopted to replace CSAPR or the additional costs, which could be substantial, it could incur to comply with any such regulations.

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

Employees

Con Edison has no employees other than those of CECONY, O&R and Con Edison’s competitive energy businesses (which at December 31, 2013 had 13,235, 1,114 and 299 employees, respectively). Of the 13,235 CECONY employees and 1,114 O&R employees, 8,200 and 618 were represented by a collective bargaining unit, respectively. The collective bargaining agreement covering most of these CECONY employees expires in June 2016. Agreements covering other CECONY employees and O&R employees expire in June 2017 and June 2014, respectively.

Available Information

For the sources of information about the Companies, see “Available Information” in the “Introduction” appearing before this Item 1.

Item 1A:	Risk Factors

Information in any item of this report as to which reference is made in this Item 1A is incorporated by reference herein. The use of such terms as “see” or “refer to” shall be deemed to incorporate at the place such term is used the information to which such reference is made.

The Companies’ businesses are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect actual operating results, cash flows and financial condition.

The Companies have established an enterprise risk management program to identify, assess, manage and monitor its major business risks based on established criteria for the severity of an event, the likelihood of its occurrence, and the programs in place to control the event or reduce the impact. The Companies also have financial and commodity market risks. See “Financial and Commodity Market Risks” in Item 7.

The Companies’ major risks include:

The Failure to Operate Energy Facilities Safely and Reliably Could Adversely Affect The Companies.    The Utilities provide electricity, gas and steam service using energy facilities, many of which are located either in, or close to, densely populated public places. See the description of the Utilities’ facilities in Item 1. A failure of, or damage to, these facilities, or an error in the operation or maintenance of these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. In such event, the Utilities could be required to pay substantial amounts, which may not be covered by the Utilities’ insurance policies, to repair or replace their facilities, compensate others for injury or death or other damage, and settle any proceedings initiated by state utility regulators or other regulatory agencies. In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million of the Utilities’ customers. See “Other Regulatory Matters” in Note B and “Manhattan Steam Main Rupture” in Note H to the financial statements in Item 8. The occurrence of such an event could also adversely affect the cost and availability of insurance. Changes to laws, regulations or judicial doctrines could further expand the Utilities’ liability for service interruptions. See “Utility Regulation – State Utility Regulation” in Item 1.

The Failure To Properly Complete Construction Projects Could Adversely Affect The Companies.    The Utilities’ ongoing construction program includes large energy transmission, substation and distribution system projects. The failure to properly complete these projects timely and effectively could adversely affect the Utilities’ ability to meet their customers’ growing energy needs with the high level of safety and reliability that they currently provide, which would adversely affect the Companies. See “Capital Requirements”, “New York Energy Highway” and “CECONY – Electric Operations – Electric Supply” in Item 1.

CON EDISON ANNUAL REPORT	31

The Failure of Processes and Systems and the Performance of Employees and Contractors Could Adversely Affect the Companies.    The Companies have developed business processes for operations, customer service, legal compliance, personnel, accounting, planning and other matters. Some of the Companies’ information systems and communications systems have been operating for many years, and may become obsolete. The failure of the Companies’ business processes or information or communication systems could adversely affect the Companies’ operations and liquidity and result in substantial liability, higher costs and increased regulatory requirements. The failure by the Companies’ employees or contractors to follow procedures, or their unsafe actions, errors or intentional misconduct, or work stoppages could also adversely affect the Companies. See “Employees” in Item 1 and “Other Regulatory Matters” in Note B to the financial statements in Item 8.

The Companies Are Extensively Regulated And Are Subject To Penalties.    The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. State utility regulators may seek to impose substantial penalties on the Utilities for violations of state utility laws, regulations or orders. In addition, the Utilities rate plans usually include penalties for failing to meet certain operating standards. See Note B to the financial statements in Item 8. FERC has the authority to impose penalties on the Utilities and the competitive energy businesses, which could be substantial, for violations of the Federal Power Act, the Natural Gas Act or related rules, including reliability and cyber security rules. Environmental agencies may seek penalties for failure to comply with laws, regulations or permits. The Companies may also be subject to penalties from other regulatory agencies. The Companies may be subject to new laws, regulations, accounting standards or other requirements or the revision or reinterpretation of such requirements, which could adversely affect the Companies. In December 2013, the NYSPSC directed its staff to recommend, for commencement in the first quarter of 2014, a process that will result in timely decisions regarding the broad restructuring of distribution utility regulation. See “Utility Regulation” and “Environmental Matters – Climate Change and Other Federal, State and Local Environmental Provisions” in Item 1 and “Application of Critical Accounting Policies” in Item 7.

The Utilities’ Rate Plans May Not Provide A Reasonable Return.    The Utilities have rate plans approved by state utility regulators that limit the rates they can charge their customers. The rates are generally designed for, but do not guarantee, the recovery of the Utilities’ cost of service (including a return on equity). The Utilities’ rate plans can involve complex accounting and other calculations, a mistake in which could have a substantial adverse affect on the Utilities. See “Utility Regulation – State Utility Regulation, Rate Plans” in Item 1 and “Rate Plans” in Note B to the financial statements in Item 8. Rates usually may not be changed during the specified terms of the rate plans other than to recover energy costs and limited other exceptions. The Utilities’ actual costs may exceed levels provided for such costs in the rate plans. The Utilities’ rate plans usually include penalties for failing to meet certain operating standards. State utility regulators can initiate proceedings to prohibit the Utilities from recovering from their customers the cost of service (including energy costs) that the regulators determine to have been imprudently incurred (see “Other Regulatory Matters” in Note B to the financial statements in Item 8). The Utilities have from time to time entered into settlement agreements to resolve various prudence proceedings.

The Companies May Be Adversely Affected By Changes To The Utilities’ Rate Plans.    The Utilities’ rate plans typically require action by regulators at their expiration dates, which may include approval of new plans with different provisions. The need to recover from customers increasing costs, taxes or state-mandated assessments or surcharges could adversely affect the Utilities’ opportunity to obtain new rate plans that provide a reasonable rate of return and continue important provisions of current rate plans. The Utilities’ current New York electric and gas rate plans include revenue decoupling mechanisms and their New York electric, gas and steam rate plans include provisions for the recovery of energy costs and reconciliation of the actual amount of pension and other postretirement, environmental and certain other costs to amounts reflected in rates. In February 2014, the NYSPSC adopted a Joint Proposal with respect to CECONY’s rates for electric, gas and steam delivery service in 2014 and 2015 (and, for gas and steam delivery service, 2016). See “Rate Plans” in Note B to the financial statements in Item 8.

The Companies Are Exposed to Risks From The Environmental Consequences Of Their Operations.    The Companies are exposed to risks relating to climate change and related matters. See “Environmental Matters – Climate Change” in Item 1. CECONY may also be impacted by regulations requiring reductions in air emissions. See “Environmental Matters – Other Federal, State and Local Environmental Provisions, Air Quality” in Item 1. In addition, the Utilities are responsible for hazardous substances, such as asbestos, PCBs and coal tar, that have been used or produced in the course of the Utilities’ operations and are present on properties or in facilities and equipment currently or previously owned by them. See “Environmental Matters” in Item 1 and Note G to the financial statements in Item 8. Electric and magnetic fields are found wherever electricity is used. The Companies could be adversely affected if a causal relationship between these fields and adverse health effects were to be established. Negative perceptions about electric and magnetic fields can make it more difficult to construct facilities needed for the Companies’ operations.

32	CON EDISON ANNUAL REPORT

A Disruption In The Wholesale Energy Markets Or Failure By An Energy Supplier Could Adversely Affect The Companies.    Almost all the electricity and gas the Utilities sell to their full-service customers is purchased through the wholesale energy markets or pursuant to contracts with energy suppliers. See the description of the Utilities’ energy supply in Item 1. Con Edison’s competitive energy businesses also depend on wholesale energy markets to supply electricity to their customers. See “Competitive Energy Businesses” in Item 1. A disruption in the wholesale energy markets or a failure on the part of the Companies’ energy suppliers or operators of energy delivery systems that connect to the Utilities’ energy facilities could adversely affect the Companies’ ability to meet their customers’ energy needs and adversely affect the Companies.

The Companies Have Substantial Unfunded Pension And Other Postretirement Benefit Liabilities.    The Utilities have substantial unfunded pension and other postretirement benefit liabilities. The Utilities expect to make substantial contributions to their pension and other postretirement benefit plans. Significant declines in the market values of the investments held to fund pension and other postretirement benefits could trigger substantial funding requirements under governmental regulations. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits” and “Financial and Commodity Market Risks,” in Item 7 and Notes E and F to the financial statements in Item 8.

Con Edison’s Ability To Pay Dividends Or Interest Depends On Dividends From Its Subsidiaries.    Con Edison’s ability to pay dividends on its common stock or interest on its external borrowings depends primarily on the dividends and other distributions it receives from its subsidiaries. The dividends that the Utilities may pay to Con Edison are limited by the NYSPSC to not more than 100 percent of their respective income available for dividends calculated on a two-year rolling average basis, with certain exceptions. See “Dividends” in Note C to the financial statements in Item 8.

The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their construction expenditures will exceed $7 billion over the next three years. The Utilities use internally-generated funds, equity contributions from Con Edison, if any, and external borrowings to fund the construction expenditures. The competitive energy businesses are evaluating opportunities to invest in renewable generation and energy-related infrastructure projects that would require funds in excess of those produced in the businesses. Con Edison expects to finance its capital requirements primarily through internally generated funds and the sale of its securities. The company does not expect to need to issue common equity in 2014. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.

A Cyber Attack Could Adversely Affect the Companies.    The Utilities and other operators of critical energy infrastructure may face a heightened risk of cyber attack. The Companies have experienced cyber attacks, although none of the attacks had a material impact on the Companies. In the event of a cyber attack that the Companies were unable to defend against or mitigate, the Utilities and the competitive energy businesses could have their operations disrupted, financial and other information systems impaired, property damaged and customer information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation and damage to their reputation.

The Companies Also Face Other Risks That Are Beyond Their Control.    The Companies’ results of operations can be affected by circumstances or events that are beyond their control. Weather directly influences the demand for electricity, gas and steam service, and can affect the price of energy commodities. Natural disasters, such as a major storm, heat wave or hurricane (see “Environmental Matters – Climate Change” in Item 1 and “Other Regulatory Matters” in Note B to the financial statements in Item 8) or terrorist or other physical attacks or acts of war could damage Company facilities. As a provider of essential utility services, the Utilities may experience more severe consequences from attempting to operate during and after such events. In addition, pandemic illness could potentially disrupt the Utilities’ employees and contractors from providing essential utility services. Economic conditions can affect customers’ demand and ability to pay for service, which could adversely affect the Companies.

Item 1B:	Unresolved Staff Comments

Con Edison

Con Edison has no unresolved comments from the SEC staff.

CECONY

CECONY has no unresolved comments from the SEC staff.

Item 2:	Properties

Con Edison

Con Edison has no significant properties other than those of the Utilities and its competitive energy businesses.

For information about the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, see “Plant and Depreciation” in Note A to the financial statements in Item 8 (which information is incorporated herein by reference).

CECONY

For a discussion of CECONY’s electric, gas and steam facilities, see “CECONY- Electric Operations – Electric Facilities”, “CECONY- Gas Operations – Gas Facilities”, and “CECONY – Steam Operations – Steam Facilities” in Item 1 (which information is incorporated herein by reference).

CON EDISON ANNUAL REPORT	33

O&R

For a discussion of O&R’s electric and gas facilities, see “O&R – Electric Operations – Electric Facilities” and “O&R – Gas Operations – Gas Facilities” in Item 1 (which information is incorporated herein by reference).

Competitive Energy Businesses

For a discussion of the competitive energy businesses’ facilities, see “Competitive Energy Businesses” in Item 1 (which information is incorporated herein by reference).

Item 3:	Legal Proceedings

CECONY

Manhattan Steam Main Rupture

For information about proceedings relating to the July 2007 rupture of a steam main located in midtown Manhattan, see “Manhattan Steam Main Rupture” in Note H to the financial statements in Item 8 (which information is incorporated herein by reference).

NYSPSC Prudence Proceeding

For information about an NYSPSC proceeding relating to unlawful conduct by certain former employees in connection with vendor payments, see “Other Regulatory Matters” in Note B to the financial statements in Item 8 (which is incorporated herein by reference).

Superstorm Sandy

For information about NYSPSC review of the company’s deferred storm costs, including for Superstorm Sandy, see “Other Regulatory Matters” in Note B to the financial statements in Item 8 (which is incorporated herein by reference).

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Superfund

For information about CECONY Superfund sites, see “Environmental Matters – CECONY—Superfund” in Item 1 (which information is incorporated herein by reference) and Note G to the financial statements in Item 8.

O&R

Superstorm Sandy

For information about NYSPSC and NJBPU review of the company’s deferred storm costs, including for Superstorm Sandy, see “Other Regulatory Matters” in Note B to the financial statements in Item 8 (which is incorporated herein by reference).

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Superfund

For information about O&R Superfund sites, see “Environmental Matters – O&R – Superfund” in Item 1 (which information is incorporated herein by reference) and Note G to the financial statements in Item 8.

Item 4:	Mine Safety Disclosures

Not applicable.

34	CON EDISON ANNUAL REPORT

Executive Officers of the Registrant

The following table sets forth certain information about the executive officers of Con Edison and CECONY as of February 20, 2014. As indicated, certain of the executive officers are executive officers of each of Con Edison and CECONY and others are executive officers of Con Edison or CECONY. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison and CECONY
John McAvoy	53	12/13 to present — President and Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of CECONY
		1/13 to 11/13 — President and Chief Executive Officer of O&R
		12/12 — Senior Vice President of CECONY
		2/09 to 11/12 — Senior Vice President — Central Operations of CECONY

Craig S. Ivey	51	12/09 to present — President of CECONY
		8/07 to 9/09 — Senior Vice President — Transmission & Distribution, Dominion Resources, Inc.

William G. Longhi	60	1/13 to present — President — Shared Services of CECONY
		2/09 to 12/12 — President and Chief Executive Officer of O&R

Robert Hoglund	52	9/05 to present — Senior Vice President and Chief Financial Officer of Con Edison and CECONY
		6/04 to 10/09 — Chief Financial Officer and Controller of O&R

Elizabeth D. Moore	59	5/13 to present — Senior Vice President and General Counsel of Con Edison and CECONY
		5/09 to 4/13 — General Counsel of Con Edison and CECONY
		1/95 to 4/09 — Partner, Nixon Peabody LLP

Joseph P. Oates	52	9/12 to present — Senior Vice President — Business Shared Services of CECONY
		7/12 to 8/12 — Senior Vice President of CECONY
		7/07 to 6/12 — Vice President — Energy Management of CECONY

Frances A. Resheske	53	2/02 to present — Senior Vice President — Public Affairs of CECONY

Gurudatta Nadkarni	48	1/08 to present — Vice President of Strategic Planning

Scott Sanders	50	2/10 to present — Vice President and Treasurer of Con Edison and CECONY
		1/10 to 2/10 — Vice President — Finance
		5/09 to 12/09 — Co-founder and Partner of New Infrastructure Advisors

Robert Muccilo	57	7/09 to present — Vice President and Controller of Con Edison and CECONY
		11/09 to present — Chief Financial Officer and Controller of O&R
		4/08 to 6/09 — Assistant Controller of CECONY

Executive Officers of Con Edison but not CECONY
Timothy P. Cawley	49	12/13 to present — President and Chief Executive Officer of O&R
		11/13 — Senior Vice President of CECONY
		12/12 to 10/13 — Senior Vice President — Central Operations
		5/11 to 11/12 — Vice President — Substation Operations
		9/07 to 4/11 — Vice President — Bronx and Westchester Electric Operations

Executive Officers of CECONY but not Con Edison
(All offices and positions listed are with CECONY)

Milovan Blair	51	11/13 to present — Senior Vice President — Central Operations
		10/13 — Vice President of CECONY
		5/11 to 9/13 — Vice President — Brooklyn and Queens Electric Operations
		2/09 to 4/11 — Vice President — System and Transmission Operations of CECONY

Marilyn Caselli	59	5/05 to present — Senior Vice President — Customer Operations

Edward Foppiano	61	12/13 to present — Senior Vice President — Gas Operations
		6/10 to 11/13 — Vice President — Gas Engineering
		12/08 to 5/10 — Chief Engineer — Gas Engineering Transmission

John F. Miksad	54	9/05 to present — Senior Vice President — Electric Operations

CON EDISON ANNUAL REPORT	35

Part II

Item 5:	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison

Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2014, there were 53,616 holders of record of Con Edison’s Common Shares.

The market price range for Con Edison’s Common Shares during 2013 and 2012, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2013 and 2012 were as follows:

	2013			2012
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$61.03	$55.28	$0.615	$62.26	$56.99	$0.605
2nd Quarter	$63.66	$55.78	$0.615	$63.64	$57.01	$0.605
3rd Quarter	$60.59	$54.63	$0.615	$65.98	$59.01	$0.605
4th Quarter	$58.82	$54.33	$0.615	$60.83	$53.63	$0.605

On January 16, 2014, Con Edison declared a quarterly dividend of 63 cents per Common Share. The first quarter 2014 dividend will be paid on March 15, 2014.

Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends, which is subject to approval and declaration by Con Edison’s Board of Directors, will depend on a variety of factors, including business, financial and regulatory considerations. For additional information, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

During 2013, the market price of Con Edison’s Common Shares decreased by 0.47 percent (from $55.54 at year-end 2012 to $55.28 at year-end 2013). By comparison, the S&P 500 Index increased 29.60 percent and the S&P Utilities Index increased 8.75 percent. The total return to Con Edison’s common shareholders during 2013, including both price depreciation and reinvestment of dividends, was 3.79 percent. By comparison, the total returns for the S&P 500 Index and the S&P Utilities Index were 32.39 percent and 13.21 percent, respectively. For the five-year period 2009 through 2013 inclusive, Con Edison’s shareholders’ total average annual return was 12.51 percent, compared with total average annual returns for the S&P 500 Index and the S&P Utilities Index of 17.94 percent and 10.17 percent, respectively.

36	CON EDISON ANNUAL REPORT

	Period Ending
Company/Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Consolidated Edison, Inc.	100.00	123.89	142.37	186.25	173.72	180.31
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P Utilities	100.00	111.91	118.02	141.52	143.35	162.29

Based	on $100 invested at December 31, 2008, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

CECONY

The outstanding shares of CECONY’s Common Stock ($2.50 par value), the only class of common equity of CECONY, are held by Con Edison and are not traded.

The dividends declared by CECONY in 2013 and 2012 are shown in its Consolidated Statement of Common Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

CON EDISON ANNUAL REPORT	37

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	162,175	$55.98	—	—
November 1, 2013 to November 30, 2013	51,310	57.14	—	—
December 1, 2013 to December 31, 2013	55,160	54.73	—	—
Total	268,645	$55.94	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

38	CON EDISON ANNUAL REPORT

Item 6:	Selected Financial Data

For selected financial data of Con Edison and CECONY, see “Introduction” appearing before Item 1 (which selected financial data is incorporated herein by reference).

CON EDISON ANNUAL REPORT	39

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This combined management’s discussion and analysis of financial condition and results of operations relates to the consolidated financial statements included in this report of two separate registrants: Con Edison and CECONY and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and CECONY. CECONY is a subsidiary of Con Edison and, as such, information in this management’s discussion and analysis about CECONY applies to Con Edison.

Information in any item of this report referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

Corporate Overview

Con Edison’s principal business operations are those of the Utilities. Con Edison also has competitive energy businesses. See “The Utilities” and “Competitive Energy Businesses” in Item 1. Certain financial data of Con Edison’s businesses is presented below:

	Twelve months ended December 31, 2013				At December 31, 2013
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$10,430	84%	$1,020	96%	$36,258	89%
O&R	833	7%	65	6%	2,545	6%
Total Utilities	11,263	91%	1,085	102%	38,803	95%
Con Edison Solutions(a)	1,006	8%	40	4%	289	1%
Con Edison Energy	62	1%	5	-%	64	-%
Con Edison Development(b)	34	-%	(68)	(6)%	904	2%
Other(c)	(11)	-%	-	-%	587	2%
Total Con Edison	$12,354	100%	$1,062	100%	$40,647	100%

(a)	Net income from the competitive energy businesses for the twelve months ended December 31, 2013 includes $45 million of net after-tax mark-to-market gains (Con Edison Solutions, $45 million).
(b)	Includes an after-tax charge of $95 million relating to the lease in/lease out (LILO) transactions for the twelve months ended December 31, 2013 (see “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8) and a tax benefit of $15 million resulting from the acceptance by the Internal Revenue Service (IRS) of the company’s claim for manufacturing tax deductions for the twelve months ended December 31, 2013.
(c)	Other includes parent company expenses, primarily interest, and consolidation adjustments. See “Results of Operations,” below.

Con Edison’s net income for common stock in 2013 was $1,062 million or $3.62 a share ($3.61 on a diluted basis). Net income for common stock in 2012 and 2011 was $1,138 million or $3.88 a share (3.86 on a diluted basis) and $1,051 million or $3.59 a share ($3.57 on a diluted basis), respectively. See “Results of Operations – Summary,” below. For segment financial information, see Note N to the financial statements in Item 8 and “Results of Operations,” below.

Results of Operations—Summary

Net income for common stock for the years ended December 31, 2013, 2012 and 2011 was as follows:

(Millions of Dollars)	2013	2012	2011
CECONY	$1,020	$1,014	$978
O&R	65	64	53
Competitive energy businesses(a)	(23)	76	32
Other(b)	-	(16)	(12)
Con Edison	$1,062	$1,138	$1,051

(a)	Includes an after-tax charge of $95 million relating to the LILO transactions (see “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8) and a tax benefit of $15 million resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions in 2013. Also includes $45 million, $40 million and $(13) million of net after-tax mark-to-market (losses)/gains in 2013, 2012 and 2011, respectively.
(b)	Other includes parent company expenses, primarily interest, and consolidation adjustments. For 2013, also includes $16 million of certain income tax benefits and related interest.

The Companies’ results of operations for 2013, as compared with 2012, reflect changes in the rate plans and other regulatory matters of Con Edison’s utility subsidiaries, the weather impact on steam revenues, decreases in certain operations and maintenance expenses, increases in depreciation and amortization reflecting the impact of higher utility plant balances, and the net mark-to-market effects of the competitive energy businesses.

40	CON EDISON ANNUAL REPORT

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

The following table presents the estimated effect on earnings per share and net income for common stock for 2013 as compared with 2012, and 2012 as compared with 2011, resulting from these and other major factors:

	2013 vs. 2012		2012 vs. 2011
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY(a)
Rate plans and other regulatory matters	$(0.07)	$(21)	$0.90	$263
Weather impact on steam revenues	0.10	30	(0.07)	(20)
Operations and maintenance expenses	0.11	32	(0.47)	(137)
Depreciation and amortization	(0.11)	(31)	(0.19)	(57)
Other (includes dilutive effect of new stock issuances)	(0.01)	(4)	(0.05)	(13)
Total CECONY	0.02	6	0.12	36
O&R(a)	-	1	0.04	11
Competitive energy businesses(b)	(0.34)	(99)	0.15	44
Other, including parent company expenses(c)	0.06	16	(0.02)	(4)
Total variations	$(0.26)	$(76)	$0.29	$87

(a)	Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Under the rate plans, pension and other postretirement costs and certain other costs are reconciled to amounts reflected in rates for such costs. For information about the rate plans and other regulatory matters, see Note B to the financial statements in Item 8.
(b)	The variation for the year ended December 31, 2013, as compared to the 2012 period, includes an after-tax charge in 2013 of $95 million or $0.32 a share relating to the LILO transactions (see “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8) and a tax benefit in 2013 of $15 million or $0.05 a share resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions. These variations also reflect after-tax net mark-to-market gains/(losses) of $45 million or $0.14 a share, $40 million or $0.13 a share and $(13) million or $(0.05) a share for the years ended December 31, 2013, 2012 and 2011, respectively.
(c)	The variation for the year ended December 31, 2013, as compared to the 2012 period, reflects certain income tax benefits and related interest in 2013 for Con Edison (parent company), $16 million or $0.06 a share.

See “Results of Operations” below for further discussion and analysis of results of operations.

CON EDISON ANNUAL REPORT	41

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Risk Factors

The Companies’ businesses are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect actual operating results, cash flows and financial condition. See “Risk Factors” in Item 1A.

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

Accounting for Regulated Public Utilities

The Utilities are subject to the accounting rules for regulated operations and the accounting requirements of the FERC and the state public utility regulatory commissions having jurisdiction.

The accounting rules for regulated operations specify the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or “regulatory assets” under the accounting rules for regulated operations. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities” under the accounting rules for regulated operations.

The Utilities’ principal regulatory assets and liabilities are listed in Note B to the financial statements in Item 8. The Utilities are each receiving or being credited with a return on all regulatory assets for which a cash outflow has been made. The Utilities are each paying or being charged with a return on all regulatory liabilities for which a cash inflow has been received. The regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

In the event that regulatory assets of the Utilities were no longer probable of recovery, as required by the accounting rules for regulated operations, these regulatory assets would be charged to earnings. At December 31, 2013, the regulatory assets for Con Edison and CECONY were $7,230 million and $6,665 million, respectively.

Accounting for Pensions and Other Postretirement Benefits

The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison’s competitive energy businesses also provide such benefits to certain of their employees. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2013, 2012 and 2011.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa or higher by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.

The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2014 are decreases, compared with 2013, in their pension and other postretirement benefits costs of $300 million and $280 million, respectively.

42	CON EDISON ANNUAL REPORT

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

The following table illustrates the effect on 2014 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)
Increase in accounting cost:

Discount rate
Con Edison	(0.25%)	$42	$4	$46
CECONY	(0.25%)	$39	$3	$42
Expected return on plan assets
Con Edison	(0.25%)	$24	$1	$25
CECONY	(0.25%)	$23	$1	$24
Health care trend rate
Con Edison	1.00%	$-	$(6)	$(6)
CECONY	1.00%	$-	$(9)	$(9)
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25%)	$423	$37	$460
CECONY	(0.25%)	$399	$30	$429
Health care trend rate
Con Edison	1.00%	$-	$(35)	$(35)
CECONY	1.00%	$-	$(53)	$(53)

A 5.0 percentage point variation in the actual annual return in 2014, as compared with the expected annual asset return of 8.00 percent, would change pension and other postretirement benefit costs for both Con Edison and CECONY by approximately $32 million and $30 million, respectively, in 2015.

Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R and the competitive energy businesses make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.

The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate plans. The Companies were not required to make cash contributions to the pension plan in 2013 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the pension plan in 2013 of $819 million and $60 million, respectively. In 2014, CECONY and O&R expect to make contributions to the pension plan of $543 million and $39 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.

Accounting for Contingencies

The accounting rules for contingencies apply to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Known material contingencies, which are described in the notes to the financial statements, include certain regulatory matters (Note B), the Utilities’ responsibility for hazardous substances, such as asbestos, PCBs and coal tar that have been used or generated in the course of operations (Note G); and other contingencies (Note H). In accordance with the accounting rules, the Companies have accrued estimates of losses relating to the contingencies as to which loss is probable and can be reasonably estimated and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.
The Utilities generally recover costs for asbestos lawsuits, workers’ compensation and environmental remediation pursuant to their current rate plans. Changes during the terms of the rate plans to the amounts accrued for these contingencies would not impact earnings.

Accounting for Long-Lived Assets

The accounting rules for property, plant and equipment require that certain long-lived assets must be tested for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The carrying amount of a long-lived asset is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Under the accounting rules, an impairment loss is recognized if the carrying amount is not recoverable from such cash flows, and exceeds its fair value, which approximates market value.

Accounting for Goodwill

In accordance with the accounting rules for goodwill and intangible assets, Con Edison is required to test goodwill for impairment annually. See Note K to the financial statements in Item 8. Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill.

Goodwill was $429 million at December 31, 2013. The most recent test, which was performed during 2013 did not require

CON EDISON ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

any second-step assessment and did not result in any impairment. The company’s most significant assumptions surrounding the goodwill impairment test relate to the estimates of reporting unit fair values. The company estimated fair values based primarily on discounted cash flows and on market values for a proxy group of companies.

Accounting for Derivative Instruments

The Companies apply the accounting rules for derivatives and hedging to their derivative financial instruments. The Companies use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase and sale of electricity and gas and interest rate risk on certain debt securities. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Financial and Commodity Market Risks,” below and Note O to the financial statements in Item 8.

Where the Companies are required to make mark-to-market estimates pursuant to the accounting rules, the estimates of gains and losses at a particular period end do not reflect the end results of particular transactions, and will most likely not reflect the actual gain or loss at the conclusion of a transaction. Substantially all of the estimated gains or losses are based on prices supplied by external sources such as the fair value of exchange-traded futures and options and the fair value of positions for which price quotations are available through or derived from brokers or other market sources.

Accounting for Leases

The Companies apply the accounting rules for leases and other related pronouncements to their leasing transactions. In accordance with the accounting rules, Con Edison accounted for Con Edison Development’s two “Lease In/Lease Out” or LILO transactions as leveraged leases. At December 31, 2012, the company’s investment in these leases, net of non-recourse debt, was carried as a single amount in Con Edison’s consolidated balance sheet included in Item 8. In 2013, a court disallowed tax losses claimed by Con Edison relating to Con Edison Development’s LILO transactions and the company subsequently terminated the transactions, resulting in a charge to earnings in 2013 of $95 million (after taxes of $63 million). The transactions did not impact earnings in either 2012 or 2011. See Notes J and L to the financial statements in Item 8.

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

The principal factors affecting CECONY’s liquidity are its cash flows from operating activities, cash used in investing activities (including construction expenditures), the dividends it pays to Con Edison and cash flows from financing activities discussed below.

The Companies generally maintain minimal cash balances and use short-term borrowings to meet their working capital needs and other cash requirements. The Companies repay their short-term borrowings using funds from long-term financings and operating activities. The Utilities’ cost of capital, including working capital, is reflected in the rates they charge to their customers.

Each of the Companies believes that it will be able to meet its reasonably likely short-term and long-term cash requirements. See “The Companies Require Access to Capital Markets to Satisfy Funding Requirements” and “The Companies Also Face Other Risks That Are Beyond Their Control” in Item 1A, and “Capital Requirements and Resources” in Item 1.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

Con Edison

(Millions of Dollars)	2013	2012	Variance 2013 vs. 2012	2011	Variance 2012 vs. 2011
Operating activities	$2,552	$2,599	$(47)	$3,137	$(538)
Investing activities	(2,659)	(2,523)	(136)	(2,150)	(373)
Financing activities	387	(330)	717	(677)	347
Net change	280	(254)	534	310	(564)
Balance at beginning of period	394	648	(254)	338	310
Balance at end of period	$674	$394	$280	$648	$(254)

CECONY

(Millions of Dollars)	2013	2012	Variance 2013 vs. 2012	2011	Variance 2012 vs. 2011
Operating activities	$2,643	$2,346	$297	$2,933	$(587)
Investing activities	(2,417)	(1,958)	(459)	(1,947)	(11)
Financing activities	54	(407)	461	(692)	285
Net change	280	(19)	299	294	(313)
Balance at beginning of period	353	372	(19)	78	294
Balance at end of period	$633	$353	$280	$372	$(19)

44	CON EDISON ANNUAL REPORT

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under the revenue decoupling mechanisms in CECONY’s electric and gas rate plans and O&R’s New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. See Note B to the financial statements in Item 8. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

The Companies’ cash flows from operating activities also reflect the timing of the deduction for income tax purposes of their construction expenditures. Cash paid by Con Edison for income taxes, net of any refunds received was $69 million, $46 million and $(236) million in 2013, 2012 and 2011, respectively (including $163 million, $62 million and $(198) million for CECONY in 2013, 2012 and 2011, respectively). The Companies had no current federal income tax liabilities for 2012 and 2011 primarily due to deduction for costs incurred in connection with Superstorm Sandy and deductions under the bonus depreciation provisions of the federal tax code. The American Taxpayer Relief Act of 2012 has extended bonus depreciation provisions to assets placed in service before January 2014 (or, for certain types of assets, January 2015).

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. Principal non-cash credits include amortizations of certain net regulatory liabilities. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ electric and gas rate plans in New York. See “Rate Plans – CECONY– Electric and Gas and O&R – Electric and Gas” in Note B to the financial statements in Item 8.

Net cash flows from operating activities in 2013 for Con Edison and CECONY were $47 million lower and $297 million higher, respectively, than in 2012. The decrease in net cash flows for Con Edison reflects a special deposit the company made with federal and state tax agencies relating primarily to the LILO transactions. See “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8. The increase in net cash for CECONY reflects receipt of a property tax refund from the City of New York.

Net cash flows from operating activities in 2012 for Con Edison and CECONY were $538 million and $587 million lower, respectively, than in 2011. The decreases in net cash flows reflect the higher estimated income tax payments, net of refund received, in 2012 ($282 million for Con Edison and $260 million for CECONY). The decrease in net cash flows is also due to the increased pension contributions in 2012 ($244 million for Con Edison and $232 million for CECONY). The Companies contributed $797 million and $553 million (of which $741 million and $509 million was contributed by CECONY) to the pension plan during 2012 and 2011, respectively.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

The changes in regulatory assets principally reflect changes in deferred pension costs in accordance with the accounting rules for retirement benefits and changes in future federal income taxes associated with increased removal costs. See Notes A, B and E to the financial statements in Item 8.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $136 million and $459 million higher, respectively, in 2013 than in 2012. The changes for Con Edison and CECONY reflect increased utility construction expenditures in 2013. In addition, for Con Edison, the change reflects increased non-utility construction expenditures, offset by receipt of grants related to solar energy projects, decreased investments in solar energy projects and the proceeds from the termination of the LILO transactions. See “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8.

Net cash flows used in investing activities for Con Edison and CECONY were $373 million and $11 million higher, respectively, in 2012 than in 2011. The changes for Con Edison and CECONY reflect increased utility construction expenditures in 2012. In addition, for Con Edison, the change reflects the increased non-utility construction expenditures, increased investments in solar energy projects and return of investment resulting from the receipt of government grant proceeds at a solar project.

Cash Flows from Financing Activities

Net cash flows from financing activities in 2013 for Con Edison and CECONY were $717 million and $461 million higher, respectively, than in 2012. Net cash flows from financing

CON EDISON ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

activities in 2012 for Con Edison and CECONY were $347 million and $285 million higher, respectively, than in 2011.

Cash flows from financing activities for 2011 reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (1.3 million shares for $31 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $10 million in 2011. The number of shares issued through, and cash flows relating to, the plans in 2011, reflect the purchase in 2011 of shares in open-market transactions in connection with the plans.

CECONY had no issuances of long-term debt in 2011. Net cash flows from financing activities during the years ended December 31, 2013 and 2012 reflect the following CECONY transactions:

2013

•	Issued $700 million of 3.95 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes;

•	Redeemed at maturity $500 million of 4.875 percent 10-year debentures; and

•	Redeemed at maturity $200 million of 3.85 percent 10-year debentures.

2012

•

Issued $400 million 4.20 percent 30-year debentures, $239 million of the net proceeds from the sale of which were used to redeem all outstanding shares of its $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value); and

•	Redeemed at maturity $300 million 5.625 percent 10-year debentures.

O&R had no issuances of long-term debt in 2013, 2012 and 2011.

In 2013, a Con Edison Development subsidiary issued $219 million aggregate principal amount of 4.78 percent senior notes secured by the company’s California solar energy projects. The notes have a weighted average life of 15 years and final maturity of 2037.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2013, 2012 and 2011 and the average daily balances for 2013, 2012 and 2011 for Con Edison and CECONY were as follows:

	2013		2012		2011
(Millions of Dollars, except Weighted Average Yield)	Out- standing at Dec- ember 31	Daily average	Out- standing at Dec- ember 31	Daily average	Out- standing at Dec- ember 31	Daily average
Con Edison	$1,451	$901	$539	$144	$-	$83
CECONY	$1,210	$598	$421	$123	$-	$83
Weighted average yield	0.2%	0.3%	0.3%	0.3%	-%	0.3%

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at December 31, 2013, compared with December 31, 2012.

(Millions of Dollars)	Con Edison 2013 vs. 2012 Variance	CECONY 2013 vs. 2012 Variance
Assets
Special deposits	$257	$21
Regulatory asset – Environmental remediation costs	208	215
Regulatory asset – Unrecognized pension and other postretirement costs	(2,947)	(2,797)
Liabilities
Notes payable	$912	$789
Accrued taxes	314	9
Superfund and other environmental costs	204	211
Accrued interest	96	6
Pension and retiree benefits	(2,951)	(2,767)

Special Deposits, Accrued Taxes and Accrued Interest

The increases in Con Edison’s special deposits, accrued taxes and accrued interest reflect the impact of the LILO transactions. See “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8.

Regulatory Asset for Environmental Remediation Costs and Liability for Superfund and Other Environmental Costs

The increase in the regulatory asset for environmental remediation costs reflects the provisions of the Utilities’ current rate plans pursuant to which they are permitted to recover or defer as regulatory assets certain site investigation and remediation costs. The increase in the liability for Superfund and other environmental costs reflects changes in the Utilities’ estimates of the cost to remediate their Superfund sites. See Note G to the financial statements in Item 8.

46	CON EDISON ANNUAL REPORT

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits

The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2013, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The decrease in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2013. See Notes B, E and F to the financial statements in Item 8.

Notes Payable

The increase in notes payable reflects, among other things, higher utility construction expenditures.

Capital Requirements and Resources

For information about capital requirements, contractual obligations and capital resources, see “Capital Requirements and Resources” in Item 1.

Off-Balance Sheet Arrangements

The Companies have no off-balance sheet arrangements other than a guarantee ($80 million maximum) issued by Con Edison Development on behalf of an entity in which it acquired a 50 percent interest in July 2013 (see “Guarantees” in Note H and Note Q to the financial statements in Item 8). The entity was formed to develop, construct and operate a photovoltaic solar energy generation facility with a capacity of 150 MW (AC) (with 92 MW (AC) currently in service). Con Edison Development is not the primary beneficiary of this entity since the power to direct the activities that most significantly impact the economics of the facility is shared equally between Con Edison Development and a third party. Currently, no payments are due under the guarantee. Con Edison Development’s share of the entity’s net income is included in Con Edison’s consolidated income statement.

Regulatory Matters

For Information about the Utilities’ rate plans and other regulatory matters affecting the Companies, see “Utility Regulation” in Item 1 and Note B to the financial statements in Item 8.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at December 31, 2013, a 10 percent variation in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million. Under CECONY’s current gas, steam and electric rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual tax-exempt (and under the gas rate plan, taxable) long-term debt interest expense are reconciled to the level set in rates.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Swap” in Note O to the financial statements in Item 8.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note O to the financial statements in Item 8.

Con Edison estimates that, as of December 31, 2013, a 10 percent decline in market prices would result in a decline in fair value of $47 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $39 million is for CECONY and $8 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR

CON EDISON ANNUAL REPORT	47

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

for the portfolio, assuming a one-day holding period, for the years ended December 31, 2013 and 2012, respectively, was as follows:

(Millions of Dollars)	2013	2012
95% Confidence Level, One-Day Holding Period
Average for the period	$1	$1
High	1	2
Low	-	-

The competitive energy businesses compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. The stress test includes an assessment of the impact of volume changes on the portfolio because the businesses generally commit to sell their customers their actual requirements, an amount which is estimated when the sales commitments are made. The businesses limit the volume of commodity derivative instruments entered into relative to their estimated sale commitments to maintain net market price exposures to their estimated sale commitments within a certain percentage of maximum and minimum exposures.

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. See “Credit Exposure” in Note O to the financial statements in Item 8.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits,” above and Notes E and F to the financial statements in Item 8. The Companies’ current investment policy for pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At December 31, 2013, the pension plan investments consisted of 60 percent equity and 40 percent fixed income and other securities.

Environmental Matters

For information concerning climate change, environmental sustainability, potential liabilities arising from laws and regulations protecting the environment and other environmental matters, see “Environmental Matters” in Item 1 and Note G to the financial statements in Item 8.

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

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies – Accounting for Contingencies,” above, and Notes B, G and H to the financial statements in Item 8.

Results of Operations

See “Results of Operations – Summary,” above.

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies,” above) and rate plans that limit the rates the Utilities can charge their customers (see “Utility Regulation” in Item 1). Under the revenue decoupling mechanisms currently applicable to CECONY’s electric and gas businesses and O&R’s electric and gas businesses in New York, the Utilities’ delivery revenues generally will not be affected by changes in delivery volumes from levels assumed when rates were approved. Revenues for CECONY’s steam business and O&R’s businesses in New Jersey and Pennsylvania are affected by changes in delivery volumes resulting from weather, economic conditions and other factors. See Note B to the financial statements in Item 8.

In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers (see “Recoverable Energy Costs” in Note A and “Regulatory Matters” in Note B to the financial statements in Item 8). Accordingly, such costs do not generally affect the Companies’ results of operations. Management uses the term “net revenues” (operating revenues less such costs) to identify changes in operating revenues that may affect the Companies’ results of operations. Management believes that, although “net revenues” may not be a measure determined in accordance with accounting principles generally accepted in the United States of America, the measure facilitates the analysis by management and investors of the Companies’ results of operations.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2013, 2012 and 2011 follows. For additional business segment financial information, see Note N to the financial statements in Item 8.

48	CON EDISON ANNUAL REPORT

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2013 compared with 2012 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$243	2.4%	$38	4.8%	$(115)	(9.5)%	$166	1.4%
Purchased power	53	2.7	19	9.6	(89)	(9.4)	(17)	(0.5)
Fuel	10	3.2	-	-	-	-	10	3.2
Gas purchased for resale	145	37.5	7	10.1	22	Large	174	37.7
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	35	0.5	12	2.3	(48)	(19.1)	(1)	-
Other operations and maintenance	(53)	(1.9)	11	3.8	(3)	(2.9)	(45)	(1.4)
Depreciation and amortization	52	5.8	3	5.7	14	Large	69	7.2
Taxes, other than income taxes	69	3.9	1	1.6	-	-	70	3.8
Operating income	(33)	(1.6)	(3)	(2.4)	(59)	(48.0)	(95)	(4.1)
Other income less deductions	3	Large	(1)	(50.0)	5	83.3	7	Large
Net interest expense	(24)	(4.4)	7	23.3	132	Large	115	19.0
Income before income tax expense	(6)	(0.4)	(11)	(11.6)	(186)	Large	(203)	(11.7)
Income tax expense	(9)	(1.7)	(12)	(38.7)	(103)	Large	(124)	(20.7)
Net income	3	0.3	1	1.6	(83)	Large	(79)	(6.9)
Preferred stock dividend requirements	(3)	Large	-	-	-	-	(3)	Large
Net income for common stock	$6	0.6%	$1	1.6%	$(83)	Large	$(76)	(6.7)%

(a)	Other includes parent company expenses, primarily interest, and consolidation adjustments.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Twelve Months Ended December 31, 2013				Twelve Months Ended December 31, 2012
(Millions of Dollars)	Electric	Gas	Steam	2013 Total	Electric	Gas	Steam	2012 Total	2013-2012 Variation
Operating revenues	$8,131	$1,616	$683	$10,430	$8,176	$1,415	$596	$10,187	$243
Purchased power	1,974	-	47	2,021	1,938	-	30	1,968	53
Fuel	174	-	146	320	159	-	151	310	10
Gas purchased for resale	-	532	-	532	-	387	-	387	145
Net revenues	5,983	1,084	490	7,557	6,079	1,028	415	7,522	35
Operations and maintenance	2,180	351	204	2,735	2,273	330	185	2,788	(53)
Depreciation and amortization	749	130	67	946	710	120	64	894	52
Taxes, other than income taxes	1,459	241	116	1,816	1,403	232	112	1,747	69
Operating income	$1,595	$362	$103	$2,060	$1,693	$346	$54	$2,093	$(33)

CON EDISON ANNUAL REPORT	49

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Electric

CECONY’s results of electric operations for the year ended December 31, 2013 compared with the year ended December 31, 2012 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2013	December 31, 2012	Variation
Operating revenues	$8,131	$8,176	$(45)
Purchased power	1,974	1,938	36
Fuel	174	159	15
Net revenues	5,983	6,079	(96)
Operations and maintenance	2,180	2,273	(93)
Depreciation and amortization	749	710	39
Taxes, other than income taxes	1,459	1,403	56
Electric operating income	$1,595	$1,693	$(98)

CECONY’s electric sales and deliveries, excluding off-system sales, in 2013 compared with 2012 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2013	December 31, 2012	Variation	Percent Variation	December 31, 2013	December 31, 2012	Variation	Percent Variation
Residential/Religious(a)	10,273	10,718	(445)	(4.2)%	$2,773	$2,749	$24	0.9%
Commercial/Industrial	9,776	9,848	(72)	(0.7)	2,013	1,971	42	2.1
Retail access customers	26,574	25,990	584	2.2	2,683	2,750	(67)	(2.4)
NYPA, Municipal Agency and other sales	10,295	10,645	(350)	(3.3)	615	617	(2)	(0.3)
Other operating revenues	-	-	-	-	47	89	(42)	(47.2)
Total	56,918	57,201	(283)	(0.5)%	$8,131	$8,176	$(45)	(0.6)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $45 million in 2013 compared with 2012 due primarily to lower net revenues from the electric rate plan and other regulatory matters ($128 million, which includes a decrease of $76 million reflecting the use of certain regulatory liabilities in 2012 to offset a temporary surcharge under the electric rate plan), offset by higher purchased power ($36 million) and fuel costs ($15 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the financial statements in Item 8.

Electric delivery volumes in CECONY’s service area decreased 0.5 percent in 2013 compared with 2012. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.3 percent in 2013 compared with 2012.

CECONY’s electric purchased power costs increased $36 million in 2013 compared with 2012 due to an increase in unit costs ($77 million), offset by a decrease in purchased volumes ($41 million). Electric fuel costs increased $15 million in 2013 compared with 2012 due to higher unit costs ($10 million) and sendout volumes from the company’s electric generating facilities ($5 million).

CECONY’s electric operating income decreased $98 million in 2013 compared with 2012. The decrease reflects primarily lower net revenues ($96 million, due primarily to the electric rate plan), higher taxes other than income taxes ($56 million, principally property taxes) and higher depreciation and amortization ($39 million), offset in part by lower operations and maintenance costs ($93 million). Operations and maintenance expenses primarily reflect a decrease in pension costs ($45 million) in the 2013 period as compared to the 2012 period when certain pension costs that were deferred from earlier periods were recognized under the electric rate plan and lower

50	CON EDISON ANNUAL REPORT

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

healthcare costs ($11 million). Most of the operating expenses attributable to major storms in 2013 and 2012 were deferred as a regulatory asset. See “Regulatory Assets and Liabilities” in Note B to the financial statements in Item 8.

Gas

CECONY’s results of gas operations for the year ended December 31, 2013 compared with the year ended December 31, 2012 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2013	December 31, 2012	Variation
Operating revenues	$1,616	$1,415	$201
Gas purchased for resale	532	387	145
Net revenues	1,084	1,028	56
Operations and maintenance	351	330	21
Depreciation and amortization	130	120	10
Taxes, other than income taxes	241	232	9
Gas operating income	$362	$346	$16

CECONY’s gas sales and deliveries, excluding off-system sales, in 2013 compared with 2012 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2013	December 31, 2012	Variation	Percent Variation	December 31, 2013	December 31, 2012	Variation	Percent Variation
Residential	38,872	33,457	5,415	16.2%	$720	$607	$113	18.6%
General	28,135	24,138	3,997	16.6	339	282	57	20.2
Firm transportation	61,139	52,860	8,279	15.7	414	380	34	8.9
Total firm sales and transportation	128,146	110,455	17,691	16.0	1,473	1,269	204	16.1
Interruptible sales(a)	10,900	5,961	4,939	82.9	69	39	30	76.9
NYPA	48,682	48,107	575	1.2	2	2	-	-
Generation plants	62,764	85,827	(23,063)	(26.9)	26	32	(6)	(18.8)
Other	24,615	22,259	2,356	10.6	45	36	9	25.0
Other operating revenues	-	-	-	-	1	37	(36)	(97.3)
Total	275,107	272,609	2,498	0.9%	$1,616	$1,415	$201	14.2%

(a)	Includes 5,362 and 563 thousands of dths for 2013 and 2012, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $201 million in 2013 compared with 2012 due primarily to an increase in gas purchased for resale costs ($145 million) and higher revenues from the gas rate plan and other regulatory matters ($62 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

CECONY’s sales and transportation volumes for firm customers increased 16.0 percent in 2013 compared with 2012. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 4.6 percent in 2013.

CECONY’s purchased gas cost increased $145 million in 2013 compared with 2012 due to higher sendout volumes ($91 million) and unit costs ($54 million).

CECONY’s gas operating income increased $16 million in 2013 compared with 2012. The increase reflects primarily higher net

CON EDISON ANNUAL REPORT	51

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

revenues ($56 million), offset by higher operations and maintenance expense ($21 million, due primarily to an increase in the surcharges for assessments and fees that are collected in revenues from customers ($29 million), offset in part by lower pension costs ($6 million) and healthcare costs ($3 million)), higher depreciation and amortization ($10 million) and higher taxes other than income taxes ($9 million, principally local revenue taxes and property taxes).

Steam

CECONY’s results of steam operations for the year ended December 31, 2013 compared with the year ended December 31, 2012 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2013	December 31, 2012	Variation
Operating revenues	$683	$596	$87
Purchased power	47	30	17
Fuel	146	151	(5)
Net revenues	490	415	75
Operations and maintenance	204	185	19
Depreciation and amortization	67	64	3
Taxes, other than income taxes	116	112	4
Steam operating income	$103	$54	$49

CECONY’s steam sales and deliveries in 2013 compared with 2012 were:

	Millions of Pounds Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2013	December 31, 2012	Variation	Percent Variation	December 31, 2013	December 31, 2012	Variation	Percent Variation
General	547	425	122	28.7%	$31	$25	$6	24.0%
Apartment house	6,181	5,240	941	18.0	187	158	29	18.4
Annual power	15,195	14,076	1,119	7.9	491	429	62	14.5
Other operating revenues	-	-	-	-	(26)	(16)	(10)	62.5
Total	21,923	19,741	2,182	11.1%	$683	$596	$87	14.6%

CECONY’s steam operating revenues increased $87 million in 2013 compared with 2012 due primarily to the weather impact on revenues ($50 million), the net change in rates under steam rate plans and other regulatory matters ($32 million) and higher purchased power ($17 million), offset by lower fuel costs ($5 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

Steam sales and delivery volumes increased 11.1 percent in 2013 compared with 2012. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 2.2 percent in 2013, reflecting lower average normalized use per customer.

CECONY’s steam purchased power costs increased $17 million in 2013 compared with 2012 due to an increase in purchased volumes ($11 million) and unit costs ($6 million). Steam fuel costs decreased $5 million in 2013 compared with 2012 due to lower unit costs ($14 million), offset by higher sendout volumes ($9 million).

Steam operating income increased $49 million in 2013 compared with 2012. The increase reflects primarily higher net revenues ($75 million), offset in part by higher operations and maintenance expense ($19 million, due primarily to higher pension expense ($17 million)), taxes other than income taxes ($4 million, principally property taxes) and depreciation and amortization ($3 million).

52	CON EDISON ANNUAL REPORT

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Taxes, Other Than Income Taxes

At over $1.8 billion, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

(Millions of Dollars)	2013		2012		Increase/ (Decrease)
Property taxes	$1,408		$1,351		$57	(a)
State and local taxes related to revenue receipts	328		318		10
Payroll taxes	63		66		(3)
Other taxes	17		12		5
Total	$1,816	(b)	$1,747	(b)	$69

(a)	Property taxes increased $57 million reflecting primarily higher capital investments.
(b)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2013 and 2012 were $2,255 million and $2,185 million, respectively.

Net Interest Expense

Net interest expense decreased $24 million in 2013 compared with 2012 due primarily to lower interest charges on long-term debt and lower accrued interest as a result of certain federal income tax benefits. See Note L to the financial statements in Item 8.

Income Tax Expense

Income taxes decreased $9 million in 2013 compared with 2012. See Note L to the financial statements in Item 8.

Preferred Stock Dividend Requirements

Preferred stock dividend requirements decreased $3 million in 2013 compared with 2012 due to the company’s redemption, in May 2012, of all of its outstanding shares of $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value).

O&R

	Twelve Months Ended December 31, 2013			Twelve Months Ended December 31, 2012
(Millions of Dollars)	Electric	Gas	2013 Total	Electric	Gas	2012 Total	2013-2012 Variation
Operating revenues	$628	$205	$833	$592	$203	$795	$38
Purchased power	217	-	217	198	-	198	19
Gas purchased for resale	-	76	76	-	69	69	7
Net revenues	411	129	540	394	134	528	12
Operations and maintenance	238	64	302	227	64	291	11
Depreciation and amortization	41	15	56	38	15	53	3
Taxes, other than income taxes	45	17	62	46	15	61	1
Operating income	$87	$33	$120	$83	$40	$123	$(3)

Electric

O&R’s results of electric operations for the year ended December 31, 2013 compared with the year ended December 31, 2012 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2013	December 31, 2012	Variation
Operating revenues	$628	$592	$36
Purchased power	217	198	19
Net revenues	411	394	17
Operations and maintenance	238	227	11
Depreciation and amortization	41	38	3
Taxes, other than income taxes	45	46	(1)
Electric operating income	$87	$83	$4

CON EDISON ANNUAL REPORT	53

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

O&R’s electric sales and deliveries, excluding off-system sales, in 2013 compared with 2012 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2013	December 31, 2012	Variation	Percent Variation	December 31, 2013	December 31, 2012	Variation	Percent Variation
Residential/Religious(a)	1,580	1,632	(52)	(3.2)%	$287	$272	$15	5.5%
Commercial/Industrial	871	945	(74)	(7.8)	129	123	6	4.9
Retail access customers	3,166	3,040	126	4.1	192	178	14	7.9
Public authorities	104	114	(10)	(8.8)	11	10	1	10.0
Other operating revenues	-	-	-	-	9	9	-	-
Total	5,721	5,731	(10)	(0.2)%	$628	$592	$36	6.1%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $36 million in 2013 compared with 2012 due primarily to higher purchased power costs ($19 million) and the New York electric rate plan ($14 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8.

Electric delivery volumes in O&R’s service area decreased 0.2 percent in 2013 compared with 2012. After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 0.8 percent in 2013 compared with 2012.

Electric operating income increased $4 million in 2013 compared with 2012. The increase reflects primarily higher net revenues ($17 million) and lower taxes other than income taxes ($1 million, principally property taxes), offset by higher operations and maintenance expense ($11 million, due primarily to changes in storm costs ($5 million) and an increase in surcharges for assessments and fees that are collected in revenues from customers ($4 million) and depreciation and amortization ($3 million). Most of the operating expenses attributable to major storms in 2013 and 2012 were deferred as a regulatory asset.

Gas

O&R’s results of gas operations for the year ended December 31, 2013 compared with the year ended December 31, 2012 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2013	December 31, 2012	Variation
Operating revenues	$205	$203	$2
Gas purchased for resale	76	69	7
Net revenues	129	134	(5)
Operations and maintenance	64	64	-
Depreciation and amortization	15	15	-
Taxes, other than income taxes	17	15	2
Gas operating income	$33	$40	$(7)

54	CON EDISON ANNUAL REPORT

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

O&R’s gas sales and deliveries, excluding off-system sales, in 2013 compared with 2012 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2013	December 31, 2012	Variation	Percent Variation	December 31, 2013	December 31, 2012	Variation	Percent Variation
Residential	7,253	6,291	962	15.3%	$97	$88	$9	10.2%
General	1,555	1,248	307	24.6	18	15	3	20.0
Firm transportation	12,062	10,505	1,557	14.8	77	76	1	1.3
Total firm sales and transportation	20,870	18,044	2,826	15.7	192	179	13	7.3
Interruptible sales	4,118	4,326	(208)	(4.8)	3	4	(1)	(25.0)
Generation plants	2,167	738	1,429	Large	-	-	-	-
Other	885	793	92	11.6	-	-	-	-
Other gas revenues	-	-	-	-	10	20	(10)	(50.0)
Total	28,040	23,901	4,139	17.3%	$205	$203	$2	1.0%

O&R’s gas operating revenues increased $2 million in 2013 compared with 2012 due primarily to the increase in gas purchased for resale in 2013 ($7 million), offset in part by the gas rate plan.

Sales and transportation volumes for firm customers increased 15.7 percent in 2013 compared with 2012. After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.2 percent in 2013 compared with 2012.

Gas operating income decreased $7 million in 2013 compared with 2012. The decrease reflects primarily lower net revenues ($5 million) and higher taxes other than income taxes ($2 million, principally property taxes).

Taxes, Other Than Income Taxes

Taxes, other than income taxes, increased $1 million in 2013 compared with 2012. The principal components of taxes, other than income taxes, were:

(Millions of Dollars)	2013		2012		Increase/ (Decrease)
Property taxes	$43		$41		$2
State and local taxes related to revenue receipts	12		13		(1)
Payroll taxes	7		6		1
Other taxes	-		1		(1)
Total	$62	(a)	$61	(a)	$1

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2013 and 2012 were $87 million and $80 million, respectively.

Other Income (Deductions)

Other income (deductions) decreased $1 million in 2013 compared with 2012.

Net Interest Expense

Net interest expense increased $7 million in 2013 compared with 2012 reflecting changes to accrued interest resulting from adjustments to prior year federal income tax returns.

Income Tax Expense

Income taxes decreased $12 million in 2013 compared with 2012 due primarily to changes in estimates of accumulated deferred income taxes.

CON EDISON ANNUAL REPORT	55

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the year ended December 31, 2013 compared with the year ended December 31, 2012 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2013	December 31, 2012	Variation
Operating revenues	$1,096	$1,213	$(117)
Purchased power	861	950	(89)
Gas purchased for resale	27	5	22
Net revenues	208	258	(50)
Operations and maintenance	105	107	(2)
Depreciation and amortization	23	8	15
Taxes, other than income taxes	17	18	(1)
Operating income	$63	$125	$(62)

The competitive energy businesses’ operating revenues decreased $117 million in 2013 compared with 2012, due primarily to lower electric retail and wholesale revenues, and the impact of the termination of the LILO transactions ($27 million, see “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8). Electric retail revenues decreased $99 million, due to lower sales volume ($138 million), offset by higher unit prices ($39 million). Electric wholesale revenues decreased $57 million in 2013 as compared with 2012, due to lower sales volumes. Solar revenues increased $38 million in 2013 compared with 2012 reflecting an increase in solar energy projects in service. Net mark-to-market values increased $6 million in 2013 as compared with 2012, of which $14 million in gains are reflected in revenues and $8 million in losses are reflected in purchased power costs. Other revenues increased $14 million in 2013 as compared with 2012, due primarily to higher other wholesale revenues.

Purchased power costs decreased $89 million in 2013 compared with 2012, due primarily to lower volumes ($180 million), offset by higher unit prices ($83 million) and changes in mark-to-market values ($8 million).

Operating income decreased $62 million in 2013 compared with 2012 due primarily to the impact of the termination of the LILO transactions ($27 million), lower gross margins ($23 million), increased depreciation ($15 million) and higher operating expenses ($3 million), offset by net mark-to-market effects ($6 million).

Net Interest Expense

Net interest expense increased $134 million in 2013 compared to 2012 due primarily to the impact of the LILO transactions. See “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8.

Income Tax Expense

Income taxes decreased $93 million in 2013 compared with 2012 due primarily to lower income before income tax expense and a tax benefit resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions.

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

56	CON EDISON ANNUAL REPORT

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2012 compared with 2011 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(245)	(2.3)%	$(60)	(7.0)%	$(393)	(24.6)%	$(698)	(5.4)%
Purchased power	(345)	(14.9)	(69)	(25.8)	(437)	(31.5)	(851)	(21.5)
Fuel	(102)	(24.8)	-	-	-	-	(102)	(24.8)
Gas purchased for resale	(131)	(25.3)	(18)	(20.7)	(12)	(70.6)	(161)	(25.9)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	333	4.6	27	5.4	56	28.7	416	5.3
Other operations and maintenance	227	8.9	7	2.5	(21)	(16.9)	213	7.2
Depreciation and amortization	65	7.8	5	10.4	1	14.3	71	8.0
Taxes, other than income taxes	31	1.8	6	10.9	(5)	(22.7)	32	1.8
Operating income	10	0.5	9	7.9	81	Large	100	4.5
Other income less deductions	-	-	(2)	(50.0)	(9)	(60.0)	(11)	(64.7)
Net interest expense	11	2.1	(4)	(11.8)	3	11.5	10	1.7
Income before income tax expense	(1)	(0.1)	11	13.1	69	Large	79	4.8
Income tax expense	(29)	(5.2)	-	-	29	Large	-	-
Net income	28	2.8	11	20.8	40	Large	79	7.4
Preferred stock dividend requirements	(8)	(72.7)	-	-	-	-	(8)	(72.7)
Net income for common stock	$36	3.7%	$11	20.8%	$40	Large	$87	8.3%

(a)	Other includes parent company expenses, primarily interest, and consolidation adjustments.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Twelve Months Ended December 31, 2012				Twelve Months Ended December 31, 2011
(Millions of Dollars)	Electric	Gas	Steam	2012 Total	Electric	Gas	Steam	2011 Total	2012- 2011 Variation
Operating revenues	$8,176	$1,415	$596	$10,187	$8,228	$1,521	$683	$10,432	$(245)
Purchased power	1,938	-	30	1,968	2,260	-	53	2,313	(345)
Fuel	159	-	151	310	199	-	213	412	(102)
Gas purchased for resale	-	387	-	387	-	518	-	518	(131)
Net revenues	6,079	1,028	415	7,522	5,769	1,003	417	7,189	333
Operations and maintenance	2,273	330	185	2,788	2,041	366	154	2,561	227
Depreciation and amortization	710	120	64	894	656	110	63	829	65
Taxes, other than income taxes	1,403	232	112	1,747	1,377	232	107	1,716	31
Operating income	$1,693	$346	$54	$2,093	$1,695	$295	$93	$2,083	$10

CON EDISON ANNUAL REPORT	57

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Electric

CECONY’s results of electric operations for the year ended December 31, 2012 compared with the year ended December 31, 2011 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2012	December 31, 2011	Variation
Operating revenues	$8,176	$8,228	$(52)
Purchased power	1,938	2,260	(322)
Fuel	159	199	(40)
Net revenues	6,079	5,769	310
Operations and maintenance	2,273	2,041	232
Depreciation and amortization	710	656	54
Taxes, other than income taxes	1,403	1,377	26
Electric operating income	$1,693	$1,695	$(2)

CECONY’s electric sales and deliveries, excluding off-system sales, in 2012 compared with 2011 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2012	December 31, 2011	Variation	Percent Variation	December 31, 2012	December 31, 2011	Variation	Percent Variation
Residential/Religious(a)	10,718	11,404	(686)	(6.0)%	$2,749	$2,918	$(169)	(5.8)%
Commercial/Industrial	9,848	11,148	(1,300)	(11.7)	1,971	2,304	(333)	(14.5)
Retail access customers	25,990	24,234	1,756	7.2	2,750	2,354	396	16.8
NYPA, Municipal Agency and other sales	10,645	11,040	(395)	(3.6)	617	592	25	4.2
Other operating revenues	-	-	-	-	89	60	29	48.3
Total	57,201	57,826	(625)	(1.1)%	$8,176	$8,228	$(52)	(0.6)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $52 million in 2012 compared with 2011 due primarily to lower purchased power ($322 million) and fuel costs ($40 million), offset by higher revenues from the electric rate plan ($310 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the financial statements in Item 8.

Electric delivery volumes in CECONY’s service area decreased 1.1 percent in 2012 compared with 2011. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 0.2 percent in 2012 compared with 2011.

CECONY’s electric purchased power costs decreased $322 million in 2012 compared with 2011 due to a decrease in purchased volumes ($321 million) and unit costs ($1 million). Electric fuel costs decreased $40 million in 2012 compared with 2011 due to lower unit costs ($58 million), offset by higher sendout volumes from the company’s electric generating facilities ($18 million).

CECONY’s electric operating income decreased $2 million in 2012 compared with 2011. The decrease reflects primarily higher operations and maintenance costs ($232 million), due primarily to higher pension expense ($149 million), and increase in surcharges that are collected in revenues from customers ($25 million) and higher support and maintenance of company underground facilities to accommodate municipal projects ($14 million), higher depreciation and amortization ($54 million) and higher taxes other than income taxes ($26 million, principally property taxes), offset in part by higher net revenues ($310 million, due primarily to the electric rate plan). Most of the

58	CON EDISON ANNUAL REPORT

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

operating expenses attributable to major storms in 2012 and 2011 were deferred as a regulatory asset. See “Regulatory Assets and Liabilities” in Note B to the financial statements in Item 8.

Gas

CECONY’s results of gas operations for the year ended December 31, 2012 compared with the year ended December 31, 2011 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2012	December 31, 2011	Variation
Operating revenues	$1,415	$1,521	$(106)
Gas purchased for resale	387	518	(131)
Net revenues	1,028	1,003	25
Operations and maintenance	330	366	(36)
Depreciation and amortization	120	110	10
Taxes, other than income taxes	232	232	-
Gas operating income	$346	$295	$51

CECONY’s gas sales and deliveries, excluding off-system sales, in 2012 compared with 2011 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2012	December 31, 2011	Variation	Percent Variation	December 31, 2012	December 31, 2011	Variation	Percent Variation
Residential	33,457	38,160	(4,703)	(12.3)%	$607	$704	$(97)	(13.8)%
General	24,138	26,536	(2,398)	(9.0)	282	344	(62)	(18.0)
Firm transportation	52,860	54,291	(1,431)	(2.6)	380	356	24	6.7
Total firm sales and transportation	110,455	118,987	(8,532)	(7.2)	1,269	1,404	(135)	(9.6)
Interruptible sales(a)	5,961	10,035	(4,074)	(40.6)	39	75	(36)	(48.0)
NYPA	48,107	34,893	13,214	37.9	2	2	-	-
Generation plants	85,827	75,207	10,620	14.1	32	32	-	-
Other	22,259	21,956	303	1.4	36	52	(16)	(30.8)
Other operating revenues	-	-	-	-	37	(44)	81	Large
Total	272,609	261,078	11,531	4.4%	$1,415	$1,521	$(106)	(7.0)%

(a)	Includes 563 and 3,801 thousands of dths for 2012 and 2011, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues decreased $106 million in 2012 compared with 2011 due primarily to a decrease in gas purchased for resale costs ($131 million), offset in part by higher revenues from the gas rate plan ($25 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

CECONY’s sales and transportation volumes for firm customers decreased 7.2 percent in 2012 compared with 2011. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 0.6 percent in 2012.

CECONY’s purchased gas cost decreased $131 million in 2012 compared with 2011 due to lower unit costs ($120 million) and sendout volumes ($11 million).

CECONY’s gas operating income increased $51 million in 2012 compared with 2011. The increase reflects primarily lower operations and maintenance expense ($36 million, due primarily to a decrease in the surcharges that are collected in revenues from customers ($34 million) and higher net revenues ($25 million), offset by higher depreciation and amortization ($10 million).

CON EDISON ANNUAL REPORT	59

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Steam

CECONY’s results of steam operations for the year ended December 31, 2012 compared with the year ended December 31, 2011 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2012	December 31, 2011	Variation
Operating revenues	$596	$683	$(87)
Purchased power	30	53	(23)
Fuel	151	213	(62)
Net revenues	415	417	(2)
Operations and maintenance	185	154	31
Depreciation and amortization	64	63	1
Taxes, other than income taxes	112	107	5
Steam operating income	$54	$93	$(39)

CECONY’s steam sales and deliveries in 2012 compared with 2011 were:

	Millions of Pounds Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2012	December 31, 2011	Variation	Percent Variation	December 31, 2012	December 31, 2011	Variation	Percent Variation
General	425	519	(94)	(18.1)%	$25	$28	$(3)	(10.7)%
Apartment house	5,240	5,779	(539)	(9.3)	158	175	(17)	(9.7)
Annual power	14,076	16,024	(1,948)	(12.2)	429	487	(58)	(11.9)
Other operating revenues	-	-	-	-	(16)	(7)	(9)	Large
Total	19,741	22,322	(2,581)	(11.6)%	$596	$683	$(87)	(12.7)%

CECONY’s steam operating revenues decreased $87 million in 2012 compared with 2011 due primarily to the lower fuel costs ($62 million) and purchased power ($23 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

Steam sales and delivery volumes decreased 11.6 percent in 2012 compared with 2011. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.5 percent in 2012, reflecting lower average normalized use per customer.

CECONY’s steam fuel costs decreased $62 million in 2012 compared with 2011 due to lower unit costs ($53 million) and sendout volumes ($9 million). Steam purchased power costs decreased $23 million in 2012 compared with 2011 due to a decrease in unit costs ($13 million) and purchased volumes ($10 million).

Steam operating income decreased $39 million in 2012 compared with 2011. The decrease reflects primarily lower net revenues ($2 million) and higher operations and maintenance expense ($31 million, due primarily to higher pension expense ($35 million)), taxes other than income taxes ($5 million, principally property taxes) and depreciation and amortization ($1 million).

Taxes, Other Than Income Taxes

At over $1.7 billion, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

(Millions of Dollars)	2012		2011		Increase/ (Decrease)
Property taxes	$1,351		$1,320		$31	(a)
State and local taxes related to revenue receipts	318		318		-
Payroll taxes	66		68		(2)
Other taxes	12		10		2
Total	$1,747	(b)	$1,716	(b)	$31

(a)	Property taxes increased $31 million reflecting primarily higher capital investments.
(b)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2012 and 2011 were $2,185 million and $2,175 million, respectively.

60	CON EDISON ANNUAL REPORT

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Net Interest Expense

Net interest expense increased $11 million in 2012 compared with 2011 due primarily to interest on regulatory liabilities and the issuance by CECONY in March 2012 of $400 million of 4.2 percent 30-year debentures.

Income Tax Expense

Income taxes decreased $29 million in 2012 compared with 2011 due primarily to higher deductions for injuries and damages payments in 2012.

Preferred Stock Dividend Requirements

Preferred stock dividend requirements decreased $8 million in 2012 compared with 2011 due to the company’s redemption, in May 2012, of all of its outstanding shares of $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value).

O&R

	Twelve Months Ended December 31, 2012			Twelve Months Ended December 31, 2011
(Millions of Dollars)	Electric	Gas	2012 Total	Electric	Gas	2011 Total	2012-2011 Variation
Operating revenues	$592	$203	$795	$641	$214	$855	$(60)
Purchased power	198	-	198	267	-	267	(69)
Gas purchased for resale	-	69	69	-	87	87	(18)
Net revenues	394	134	528	374	127	501	27
Operations and maintenance	227	64	291	218	66	284	7
Depreciation and amortization	38	15	53	35	13	48	5
Taxes, other than income taxes	46	15	61	40	15	55	6
Operating income	$83	$40	$123	$81	$33	$114	$9

Electric

O&R’s results of electric operations for the year ended December 31, 2012 compared with the year ended December 31, 2011 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2012	December 31, 2011	Variation
Operating revenues	$592	$641	$(49)
Purchased power	198	267	(69)
Net revenues	394	374	20
Operations and maintenance	227	218	9
Depreciation and amortization	38	35	3
Taxes, other than income taxes	46	40	6
Electric operating income	$83	$81	$2

O&R’s electric sales and deliveries, excluding off-system sales, in 2012 compared with 2011 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2012	December 31, 2011	Variation	Percent Variation	December 31, 2012	December 31, 2011	Variation	Percent Variation
Residential/Religious(a)	1,632	1,750	(118)	(6.7)%	$272	$314	$(42)	(13.4)%
Commercial/Industrial	945	1,168	(223)	(19.1)	123	161	(38)	(23.6)
Retail access customers	3,040	2,760	280	10.1	178	157	21	13.4
Public authorities	114	111	3	2.7	10	11	(1)	(9.1)
Other operating revenues	-	-	-	-	9	(2)	11	Large
Total	5,731	5,789	(58)	(1.0)%	$592	$641	$(49)	(7.6)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CON EDISON ANNUAL REPORT	61

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

O&R’s electric operating revenues decreased $49 million in 2012 compared with 2011 due primarily to lower purchased power costs ($69 million), offset in part by the New York electric rate plan ($12 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8.

Electric delivery volumes in O&R’s service area decreased 1.0 percent in 2012 compared with 2011. After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 0.8 percent in 2012 compared with 2011.

Electric operating income increased $2 million in 2012 compared with 2011. The increase reflects primarily higher net revenues ($20 million), offset by higher operations and maintenance expense ($9 million, due to higher pension and health care expense), taxes other than income taxes ($6 million, principally property taxes) and depreciation and amortization ($3 million). Most of the operating expenses attributable to major storms in 2012 and 2011 were deferred as a regulatory asset.

Gas

O&R’s results of gas operations for the year ended December 31, 2012 compared with the year ended December 31, 2011 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2012	December 31, 2011	Variation
Operating revenues	$203	$214	$(11)
Gas purchased for resale	69	87	(18)
Net revenues	134	127	7
Operations and maintenance	64	66	(2)
Depreciation and amortization	15	13	2
Taxes, other than income taxes	15	15	-
Gas operating income	$40	$33	$7

O&R’s gas sales and deliveries, excluding off-system sales, in 2012 compared with 2011 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2012	December 31, 2011	Variation	Percent Variation	December 31, 2012	December 31, 2011	Variation	Percent Variation
Residential	6,291	7,024	(733)	(10.4)%	$88	$104	$(16)	(15.4)%
General	1,248	1,360	(112)	(8.2)	15	18	(3)	(16.7)
Firm transportation	10,505	10,823	(318)	(2.9)	76	71	5	7.0
Total firm sales and transportation	18,044	19,207	(1,163)	(6.1)	179	193	(14)	(7.3)
Interruptible sales	4,326	4,184	142	3.4	4	4	-	-
Generation plants	738	1,109	(371)	(33.5)	-	1	(1)	Large
Other	793	864	(71)	(8.2)	-	-	-	-
Other gas revenues	-	-	-	-	20	16	4	25.0
Total	23,901	25,364	(1,463)	(5.8)%	$203	$214	$(11)	(5.1)%

O&R’s gas operating revenues decreased $11 million in 2012 compared with 2011 due primarily to the decrease in gas purchased for resale in 2012 ($18 million), offset in part by the gas rate plan.

Sales and transportation volumes for firm customers decreased 6.1 percent in 2012 compared with 2011. After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.4 percent in 2012 compared with 2011.

62	CON EDISON ANNUAL REPORT

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Gas operating income increased $7 million in 2012 compared with 2011. The increase reflects primarily higher net revenues ($7 million) and lower operations and maintenance costs ($2 million), offset by higher depreciation and amortization ($2 million).

Taxes, Other Than Income Taxes

Taxes, other than income taxes, increased $6 million in 2012 compared with 2011. The principal components of taxes, other than income taxes, were:

(Millions of Dollars)	2012		2011		Increase/ (Decrease)
Property taxes	$41		$35		$6
State and local taxes related to revenue receipts	13		14		(1)
Payroll taxes	6		6		-
Other taxes	1		-		1
Total	$61	(a)	$55	(a)	$6

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2012 and 2011 were $80 million and $83 million, respectively.

Other Income (Deductions)

Other income (deductions) decreased $2 million in 2012 compared with 2011.

Net Interest Expense

Net interest expense decreased $4 million in 2012 compared with 2011 reflecting changes to accrued interest resulting from adjustments to prior year federal income tax returns.

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the year ended December 31, 2012 compared with the year ended December 31, 2011 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2012	December 31, 2011	Variation
Operating revenues	$1,213	$1,617	$(404)
Purchased power	950	1,397	(447)
Gas purchased for resale	5	18	(13)
Net revenues	258	202	56
Operations and maintenance	107	128	(21)
Depreciation and amortization	8	7	1
Taxes, other than income taxes	18	21	(3)
Operating income	$125	$46	$79

The competitive energy businesses’ operating revenues decreased $404 million in 2012 compared with 2011, due primarily to lower electric retail and wholesale revenues. Electric wholesale revenues decreased $143 million in 2012 as compared with 2011, due to lower sales volumes ($110 million) and unit prices ($33 million). Electric retail revenues decreased $257 million, due to lower sales volume ($148 million) and unit prices ($109 million). Net mark-to-market values increased $90 million in 2012 as compared with 2011, of which $70 million in gains are reflected in purchased power costs and $20 million in gains are reflected in revenues. Other revenues decreased $24 million in 2012 as compared with 2011 due primarily to lower energy services revenues ($25 million) and other wholesale revenues ($15 million), partially offset by higher solar revenues ($14 million).

Purchased power costs decreased $447 million in 2012 compared with 2011, due primarily to lower volumes ($220 million), lower unit prices ($157 million) and changes in mark-to-market values ($70 million).

Operating income increased $79 million in 2012 compared with 2011 due primarily to net mark-to-market effects ($90 million) and higher solar margins ($14 million), offset by lower electric retail margins ($22 million).

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

CON EDISON ANNUAL REPORT	63

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Con Edison

For information about Con Edison’s primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks,” in Item 7 (which information is incorporated herein by reference).

CECONY

For information about CECONY’s primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks,” in Item 7 (which information is incorporated herein by reference).

64	CON EDISON ANNUAL REPORT

Item 8:	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

CON EDISON ANNUAL REPORT	65

Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2013 and 2012 (Unaudited)

	2013
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,184	$2,818	$3,484	$2,868
Operating income	526	386	855	477
Net income (a)	192	172	464	234
Net income for common stock (a)	192	172	464	234
Basic earnings per common share	$0.66	$0.59	$1.58	$0.80
Diluted earnings per common share	$0.65	$0.59	$1.58	$0.79

(a)	Reflects after-tax gain (or charge) in the first, second and third quarters of $(150) million, $29 million and $26 million, respectively, relating to Con Edison Development’s LILO transactions. For additional information about the LILO transactions, see Note J to the financial statements in Item 8 (which information is incorporated herein by reference).

	2012
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,078	$2,771	$3,438	$2,901
Operating income	561	475	851	453
Net income	280	214	440	207
Net income for common stock	277	214	440	207
Basic earnings per common share	$0.95	$0.73	$1.50	$0.71
Diluted earnings per common share	$0.94	$0.73	$1.49	$0.70

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2013
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,806	$2,321	$2,893	$2,410
Operating income	560	346	752	402
Net income for common stock	277	153	401	189

	2012
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,561	$2,309	$2,868	$2,449
Operating income	544	380	754	415
Net income for common stock	273	163	389	189

In the opinion of CECONY, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

66	CON EDISON ANNUAL REPORT

Report of Management on Internal Control Over Financial Reporting

Management of Consolidated Edison, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of the effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2013, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, Con Edison’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy
John McAvoy
President and Chief Executive Officer
/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer

February 20, 2014

CON EDISON ANNUAL REPORT	67

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Consolidated Edison, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries (the Company) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

New York, New York

February 20, 2014

68	CON EDISON ANNUAL REPORT

Consolidated Edison, Inc.

Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2013	2012	2011
OPERATING REVENUES
Electric	$8,756	$8,765	$8,866
Gas	1,821	1,618	1,735
Steam	683	596	683
Non-utility	1,094	1,209	1,602
TOTAL OPERATING REVENUES	12,354	12,188	12,886
OPERATING EXPENSES
Purchased power	3,099	3,116	3,967
Fuel	320	310	412
Gas purchased for resale	635	461	622
Other operations and maintenance	3,137	3,182	2,969
Depreciation and amortization	1,024	955	884
Taxes, other than income taxes	1,895	1,825	1,793
TOTAL OPERATING EXPENSES	10,110	9,849	10,647
OPERATING INCOME	2,244	2,339	2,239
OTHER INCOME (DEDUCTIONS)
Investment and other income	24	18	23
Allowance for equity funds used during construction	4	4	11
Other deductions	(15)	(16)	(17)
TOTAL OTHER INCOME	13	6	17
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,257	2,345	2,256
INTEREST EXPENSE
Interest on long-term debt	578	586	582
Other interest	143	20	18
Allowance for borrowed funds used during construction	(2)	(2)	(6)
NET INTEREST EXPENSE	719	604	594
INCOME BEFORE INCOME TAX EXPENSE	1,538	1,741	1,662
INCOME TAX EXPENSE	476	600	600
NET INCOME	1,062	1,141	1,062
Preferred stock dividend requirements of subsidiary	-	(3)	(11)
NET INCOME FOR COMMON STOCK	$1,062	$1,138	$1,051
Net income for common stock per common share — basic	$3.62	$3.88	$3.59
Net income for common stock per common share — diluted	$3.61	$3.86	$3.57
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$2.46	$2.42	$2.40
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC (IN MILLIONS)	292.9	292.9	292.6
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED (IN MILLIONS)	294.4	294.5	294.4

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	69

Consolidated Edison, Inc.

Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2013	2012	2011
NET INCOME	$1,062	$1,141	$1,062
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $20, $4 and $(12) taxes in 2013, 2012 and 2011, respectively	28	5	(18)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	28	5	(18)
COMPREHENSIVE INCOME	1,090	1,146	1,044
Preferred stock dividend requirements of subsidiary	-	(3)	(11)
COMPREHENSIVE INCOME FOR COMMON STOCK	$1,090	$1,143	$1,033

The accompanying notes are an integral part of these financial statements.

70	CON EDISON ANNUAL REPORT

Consolidated Edison, Inc.

Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2013	2012	2011
OPERATING ACTIVITIES
Net Income	$1,062	$1,141	$1,062
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,024	955	884
Deferred income taxes	40	584	491
Rate case amortization and accruals	10	42	49
Common equity component of allowance for funds used during construction	(4)	(4)	(11)
Net derivative (gains)/losses	(74)	(68)	19
Pre-tax gains on the termination of LILO transactions	(95)	-	-
Other non-cash items (net)	91	52	128
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	(29)	(99)	50
Special deposits	(257)	(13)	(4)
Materials and supplies, including fuel oil and gas in storage	(33)	26	(8)
Other receivables and other current assets	34	40	55
Prepayments	23	(14)	196
Accounts payable	(118)	111	(195)
Pensions and retiree benefits obligations	829	903	635
Pensions and retiree benefits contributions	(887)	(870)	(628)
Accrued taxes	314	(26)	98
Accrued interest	96	(7)	5
Superfund and environmental remediation costs (net)	(4)	7	(9)
Deferred charges, noncurrent assets and other regulatory assets	(202)	(306)	24
Deferred credits and other regulatory liabilities	627	92	234
Other assets	61	(31)	-
Other liabilities	44	84	62
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,552	2,599	3,137
INVESTING ACTIVITIES
Utility construction expenditures	(2,339)	(1,917)	(1,887)
Cost of removal less salvage	(217)	(175)	(167)
Non-utility construction expenditures	(199)	(152)	(80)
Investments in solar energy projects	(175)	(309)	(20)
Proceeds from grants related to solar energy projects	93	30	4
Increase in restricted cash	(22)	-	-
Proceeds from the termination of LILO transactions	200	-	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,659)	(2,523)	(2,150)
FINANCING ACTIVITIES
Net proceeds of short-term debt	912	539	-
Issuance of long-term debt	919	400	-
Retirement of long-term debt	(709)	(305)	(4)
Debt issuance costs	(6)	(4)	-
Common stock dividends	(721)	(709)	(693)
Issuance of common shares for stock plans, net of repurchases	(8)	(9)	31
Preferred stock dividends	-	(3)	(11)
Preferred stock redemption	-	(239)	-
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	387	(330)	(677)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	280	(254)	310
BALANCE AT BEGINNING OF PERIOD	394	648	338
BALANCE AT END OF PERIOD	$674	$394	$648
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$574	$571	$563
Income taxes	$69	$46	$(236)

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	71

Consolidated Edison, Inc.

Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$674	$394
Special deposits	327	70
Accounts receivable — customers, less allowance for uncollectible accounts of $93 and $94 in 2013 and 2012, respectively	1,251	1,222
Other receivables, less allowance for uncollectible accounts of $10 in 2013 and 2012	240	228
Accrued unbilled revenue	514	516
Fuel oil, gas in storage, materials and supplies, at average cost	363	330
Prepayments	136	159
Regulatory assets	29	74
Deferred tax assets — current	122	296
Other current assets	235	162
TOTAL CURRENT ASSETS	3,891	3,451
INVESTMENTS	461	467
UTILITY PLANT, AT ORIGINAL COST
Electric	23,450	22,376
Gas	5,494	5,120
Steam	2,194	2,049
General	2,336	2,302
TOTAL	33,474	31,847
Less: Accumulated depreciation	7,072	6,573
Net	26,402	25,274
Construction work in progress	1,393	1,027
NET UTILITY PLANT	27,795	26,301
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $90 and $68 in 2013 and 2012, respectively	605	555
Construction work in progress	36	83
NET PLANT	28,436	26,939
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $4 in 2013 and 2012	4	2
Regulatory assets	7,201	9,705
Other deferred charges and noncurrent assets	225	216
TOTAL OTHER NONCURRENT ASSETS	7,859	10,352
TOTAL ASSETS	$40,647	$41,209

The accompanying notes are an integral part of these financial statements.

72	CON EDISON ANNUAL REPORT

Consolidated Edison, Inc.

Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$485	$706
Notes payable	1,451	539
Accounts payable	1,017	1,215
Customer deposits	321	304
Accrued taxes	476	162
Accrued interest	249	153
Accrued wages	92	94
Fair value of derivative liabilities	13	47
Regulatory liabilities	148	183
Other current liabilities	478	542
TOTAL CURRENT LIABILITIES	4,730	3,945
NONCURRENT LIABILITIES
Obligations under capital leases	1	2
Provision for injuries and damages	195	149
Pensions and retiree benefits	1,727	4,678
Superfund and other environmental costs	749	545
Asset retirement obligations	143	159
Fair value of derivative liabilities	5	31
Deferred income taxes and investment tax credits	8,466	8,372
Regulatory liabilities	1,728	1,202
Other deferred credits and noncurrent liabilities	169	195
TOTAL NONCURRENT LIABILITIES	13,183	15,333
LONG-TERM DEBT	10,489	10,062
COMMON SHAREHOLDERS’ EQUITY (See Statement of Common Shareholders’ Equity)	12,245	11,869
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,647	$41,209

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	73

Consolidated Edison, Inc.

Consolidated Statement of Common Shareholders’ Equity

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount			Shares	Amount			Total
BALANCE AS OF DECEMBER 31, 2010	291,616,334	$31	$4,915	$7,220	23,210,700	$(1,001)	$(64)	$(40)	$11,061
Net income for common stock				1,051					1,051
Common stock dividends				(703)					(703)
Issuance of common shares – dividend reinvestment and employee stock plans	1,272,187	1	76		(1,538,166)	55			132
Common stock repurchases					1,521,541	(87)			(87)
Other comprehensive income								(18)	(18)
BALANCE AS OF DECEMBER 31, 2011	292,888,521	$32	$4,991	$7,568	23,194,075	$(1,033)	$(64)	$(58)	$11,436
Net income for common stock				1,138					1,138
Common stock dividends				(709)					(709)
Issuance of common shares for stock plans, net of repurchases	(16,625)				16,625	(4)	3		(1)
Other comprehensive income								5	5
BALANCE AS OF DECEMBER 31, 2012	292,871,896	$32	$4,991	$7,997	23,210,700	$(1,037)	$(61)	$(53)	$11,869
Net income for common stock				1,062					1,062
Common stock dividends				(721)					(721)
Issuance of common shares for stock plans, net of repurchases	500		4		(500)	3			7
Other comprehensive income								28	28
BALANCE AS OF DECEMBER 31, 2013	292,872,396	$32	$4,995	$8,338	23,210,200	$(1,034)	$(61)	$(25)	$12,245

The accompanying notes are an integral part of these financial statements.

74	CON EDISON ANNUAL REPORT

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(Millions of Dollars)	2013	2012	2013	2012
TOTAL COMMON SHAREHOLDERS’ EQUITY BEFORE	292,872,396	292,871,896	$12,270	$11,922
ACCUMULATED OTHER COMPREHENSIVE LOSS
Pension plan liability adjustments, net of $(10) and $(30) taxes in 2013 and 2012, respectively			(22)	(50)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of $(2) taxes in 2013 and 2012			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(25)	(53)
TOTAL COMMON SHAREHOLDERS’ EQUITY (SEE STATEMENT OF COMMON SHAREHOLDERS’ EQUITY)			$12,245	$11,869

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	75

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2013	2012
DEBENTURES:
2013	4.875%	2002B	$-	$500
2013	3.85	2003B	-	200
2014	4.70	2004A	200	200
2014	5.55	2009A	275	275
2015	5.30	2005A	40	40
2015	5.375	2005C	350	350
2015	2.50	2010A	55	55
2016	5.45	2006A	75	75
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	600
2018	6.15	2008A	50	50
2018	7.125	2008C	600	600
2019	4.96	2009A	60	60
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2027	6.50	1997F	80	80
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	6.00	2009B	60	60
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2040	5.50	2010B	115	115
2042	4.20	2012A	400	400
2043	3.95	2013A	700	-
TOTAL DEBENTURES			9,310	9,310
TRANSITION BONDS:
2019*	5.22%	2004-1	22	25
TOTAL TRANSITION BONDS			22	25

76	CON EDISON ANNUAL REPORT

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2013	2012
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds**:
2015	0.11%	1995***	44	44
2032	0.11	2004B Series 1	127	127
2034	0.10	1999A	293	293
2035	0.11	2004B Series 2	20	20
2036	0.09	2001B	98	98
2036	0.05	2010A	225	225
2039	0.09	2004A	98	98
2039	0.05	2004C	99	99
2039	0.04	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,130	1,130
Other long-term debt			532	319
Unamortized debt discount			(20)	(16)
TOTAL			10,974	10,768
Less: long-term debt due within one year			485	706
TOTAL LONG-TERM DEBT			10,489	10,062
TOTAL CAPITALIZATION			$22,734	$21,931

*	The final date to pay the entire remaining unpaid principal balance, if any, of all outstanding bonds is May 17, 2021.
**	Rates are to be reset weekly or by auction held every 35 days; December 31, 2013 rates shown.
***	Issued for O&R pollution control financing.

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	77

Report of Management on Internal Control Over Financial Reporting

Management of Consolidated Edison Company of New York, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of the effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2013, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy
John McAvoy
Chief Executive Officer
/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief
Financial Officer

February 20, 2014

78	CON EDISON ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Stockholder of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries (the Company) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control –Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 20, 2014

CON EDISON ANNUAL REPORT	79

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,
(Millions of Dollars)	2013	2012	2011
OPERATING REVENUES
Electric	$8,131	$8,176	$8,228
Gas	1,616	1,415	1,521
Steam	683	596	683
TOTAL OPERATING REVENUES	10,430	10,187	10,432
OPERATING EXPENSES
Purchased power	2,021	1,968	2,313
Fuel	320	310	412
Gas purchased for resale	532	387	518
Other operations and maintenance	2,735	2,788	2,561
Depreciation and amortization	946	894	829
Taxes, other than income taxes	1,816	1,747	1,716
TOTAL OPERATING EXPENSES	8,370	8,094	8,349
OPERATING INCOME	2,060	2,093	2,083
OTHER INCOME (DEDUCTIONS)
Investment and other income	11	9	4
Allowance for equity funds used during construction	2	2	8
Other deductions	(12)	(13)	(14)
TOTAL OTHER INCOME (DEDUCTIONS)	1	(2)	(2)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,061	2,091	2,081
INTEREST EXPENSE
Interest on long-term debt	511	525	523
Other interest	11	22	16
Allowance for borrowed funds used during construction	(1)	(2)	(5)
NET INTEREST EXPENSE	521	545	534
INCOME BEFORE INCOME TAX EXPENSE	1,540	1,546	1,547
INCOME TAX EXPENSE	520	529	558
NET INCOME	1,020	1,017	989
Preferred stock dividend requirements	-	(3)	(11)
NET INCOME FOR COMMON STOCK	$1,020	$1,014	$978

The accompanying notes are an integral part of these financial statements.

80	CON EDISON ANNUAL REPORT

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Millions of Dollars)	2013	2012	2011
NET INCOME	$1,020	$1,017	$989
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $2, $(1) and $(1) taxes in 2013, 2012 and 2011, respectively	3	(1)	(2)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	3	(1)	(2)
COMPREHENSIVE INCOME	$1,023	$1,016	$987

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	81

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended Ended December 31,
(Millions of Dollars)	2013	2012	2011
OPERATING ACTIVITIES
Net income	$1,020	$1,017	$989
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	946	894	829
Deferred income taxes	222	365	462
Rate case amortization and accruals	10	42	49
Common equity component of allowance for funds used during construction	(2)	(2)	(8)
Other non-cash items (net)	(80)	14	96
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	(15)	(131)	48
Materials and supplies, including fuel oil and gas in storage	(15)	23	(2)
Other receivables and other current assets	(88)	(40)	170
Prepayments	(21)	4	(3)
Accounts payable	(58)	102	(132)
Pensions and retiree benefits obligations	803	837	544
Pensions and retiree benefits contributions	(830)	(804)	(576)
Superfund and environmental remediation costs (net)	(4)	9	(9)
Accrued taxes	207	94	95
Accrued interest	6	-	3
Deferred charges, noncurrent assets and other regulatory assets	(148)	(239)	102
Deferred credits and other regulatory liabilities	666	100	224
Other liabilities	24	61	52
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,643	2,346	2,933
INVESTING ACTIVITIES
Utility construction expenditures	(2,207)	(1,788)	(1,785)
Cost of removal less salvage	(210)	(170)	(162)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,417)	(1,958)	(1,947)
FINANCING ACTIVITIES
Net proceeds of short-term debt	789	421	-
Issuance of long-term debt	700	400	-
Retirement of long-term debt	(700)	(300)	-
Debt issuance costs	(7)	(4)	-
Dividend to parent	(728)	(682)	(681)
Preferred stock dividends	-	(3)	(11)
Preferred stock redemption	-	(239)	-
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	54	(407)	(692)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	280	(19)	294
BALANCE AT BEGINNING OF PERIOD	353	372	78
BALANCE AT END OF PERIOD	$633	$353	$372
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$500	$513	$504
Income taxes	$163	$62	$(198)

The accompanying notes are an integral part of these financial statements.

82	CON EDISON ANNUAL REPORT

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(Millions of Dollars)	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$633	$353
Special deposits	86	65
Accounts receivable – customers, less allowance for uncollectible accounts of $87 in 2013 and 2012	1,123	1,108
Other receivables, less allowance for uncollectible accounts of $8 and $9 in 2013 and 2012, respectively	127	106
Accrued unbilled revenue	405	406
Accounts receivable from affiliated companies	119	61
Fuel oil, gas in storage, materials and supplies, at average cost	300	285
Prepayments	102	81
Regulatory assets	26	60
Deferred tax assets — current	100	193
Other current assets	55	69
TOTAL CURRENT ASSETS	3,076	2,787
INVESTMENTS	247	207
UTILITY PLANT, AT ORIGINAL COST
Electric	22,073	21,079
Gas	4,891	4,547
Steam	2,194	2,049
General	2,154	2,126
TOTAL	31,312	29,801
Less: Accumulated depreciation	6,469	6,009
Net	24,843	23,792
Construction work in progress	1,303	947
NET UTILITY PLANT	26,146	24,739
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2013 and 2012	4	6
NET PLANT	26,150	24,745
OTHER NONCURRENT ASSETS
Regulatory assets	6,639	8,972
Other deferred charges and noncurrent assets	146	174
TOTAL OTHER NONCURRENT ASSETS	6,785	9,146
TOTAL ASSETS	$36,258	$36,885

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	83

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(Millions of Dollars)	December 31, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$475	$700
Notes payable	1,210	421
Accounts payable	824	989
Accounts payable to affiliated companies	45	22
Customer deposits	308	292
Accrued taxes	46	37
Accrued taxes to affiliated companies	413	215
Accrued interest	139	133
Accrued wages	82	84
Fair value of derivative liabilities	12	28
Regulatory liabilities	107	145
Other current liabilities	385	446
TOTAL CURRENT LIABILITIES	4,046	3,512
NONCURRENT LIABILITIES
Obligations under capital leases	1	2
Provision for injuries and damages	180	141
Pensions and retiree benefits	1,453	4,220
Superfund and other environmental costs	644	433
Asset retirement obligations	143	158
Fair value of derivative liabilities	3	11
Deferred income taxes and investment tax credits	7,832	7,452
Regulatory liabilities	1,598	1,077
Other deferred credits and noncurrent liabilities	145	182
TOTAL NONCURRENT LIABILITIES	11,999	13,676
LONG-TERM DEBT	9,366	9,145
COMMON SHAREHOLDER’S EQUITY (See Statement of Common Shareholder’s Equity)	10,847	10,552
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$36,258	$36,885

The accompanying notes are an integral part of these financial statements.

84	CON EDISON ANNUAL REPORT

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2010	235,488,094	$589	$4,234	$6,132	$(962)	$(64)	$(6)	$9,923
Net income				989				989
Common stock dividend to parent				(681)				(681)
Cumulative preferred dividends				(11)				(11)
Other comprehensive income							(2)	(2)
BALANCE AS OF DECEMBER 31, 2011	235,488,094	$589	$4,234	$6,429	$(962)	$(64)	$(8)	$10,218
Net income				1,017				1,017
Common stock dividend to parent				(682)				(682)
Cumulative preferred dividends				(3)				(3)
Preferred stock redemption						3		3
Other comprehensive income							(1)	(1)
BALANCE AS OF DECEMBER 31, 2012	235,488,094	$589	$4,234	$6,761	$(962)	$(61)	$(9)	$10,552
Net income				1,020				1,020
Common stock dividend to parent				(728)				(728)
Other comprehensive income							3	3
BALANCE AS OF DECEMBER 31, 2013	235,488,094	$589	$4,234	$7,053	$(962)	$(61)	$(6)	$10,847

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	85

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding
	December 31,	December 31,	At December 31,
(Millions of Dollars)	2013	2012	2013	2012
TOTAL COMMON SHAREHOLDER’S EQUITY BEFORE	235,488,094	235,488,094	$10,853	$10,561
ACCUMULATED OTHER COMPREHENSIVE LOSS
Pension plan liability adjustments, net of $(2) and $(4) taxes in 2013 and 2012, respectively			(3)	(6)
Unrealized gains on derivatives qualified as cash flow hedges, less reclassification adjustment for gains included in net income, net of $(2) taxes in 2013 and 2012			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(6)	(9)
TOTAL COMMON SHAREHOLDER’S EQUITY (SEE STATEMENT OF COMMON SHAREHOLDER’S EQUITY)			$10,847	$10,552

The accompanying notes are an integral part of these financial statements.

86	CON EDISON ANNUAL REPORT

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2013	2012
DEBENTURES:
2013	4.875%	2002B	$-	$500
2013	3.85	2003B	-	200
2014	4.70	2004A	200	200
2014	5.55	2009A	275	275
2015	5.375	2005C	350	350
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	600
2018	7.125	2008C	600	600
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2042	4.20	2012A	400	400
2043	3.95	2013A	700	-
TOTAL DEBENTURES			8,775	8,775
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2032	0.11%	2004B Series 1	127	127
2034	0.10	1999A	293	293
2035	0.11	2004B Series 2	20	20
2036	0.09	2001B	98	98
2036	0.05	2010A	225	225
2039	0.09	2004A	98	98
2039	0.05	2004C	99	99
2039	0.04	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,086	1,086
Unamortized debt discount			(20)	(16)
TOTAL			9,841	9,845
Less: long-term debt due within one year			475	700
TOTAL LONG-TERM DEBT			9,366	9,145
TOTAL CAPITALIZATION			$20,213	$19,697

*	Rates are to be reset weekly or by auction held every 35 days; December 31, 2013 rates shown.

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	87

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

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a company which sells to retail customers electricity purchased in wholesale markets and enters into related hedging transactions and also provides energy-related products and services to retail customers; Consolidated Edison Energy, Inc. (Con Edison Energy), a company that provides energy-related products and services to wholesale customers; and Consolidated Edison Development, Inc. (Con Edison Development), a company that participates in infrastructure projects.

Note A – Summary of Significant Accounting Policies

Principles of Consolidation

The Companies’ consolidated financial statements include the accounts of their respective majority-owned subsidiaries, and variable interest entities (see Note Q), as required. All intercompany balances and transactions have been eliminated.

Accounting Policies

The accounting policies of Con Edison and its subsidiaries conform to accounting principles generally accepted in the United States of America. For the Utilities, these accounting principles include the accounting rules for regulated operations and the accounting requirements of the Federal Energy Regulatory Commission (FERC) and the state public utility regulatory commissions having jurisdiction.

The accounting rules for regulated operations specify the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or “regulatory assets” under the accounting rules for regulated operations. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities” under the accounting rules for regulated operations.

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

88	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFDC rates for CECONY were 4.0 percent, 6.5 percent and 6.9 percent for 2013, 2012, and 2011, respectively. The AFDC rates for O&R were 5.7 percent, 7.0 percent and 6.6 percent for 2013, 2012, and 2011, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rate for CECONY was 3.2 percent for 2013 and 3.1 percent for 2012, and 2011. The average depreciation rates for O&R were 2.8 percent, 2.9 percent and 2.8 percent for 2013, 2012, and 2011, respectively.

The estimated lives for utility plant for CECONY range from 5 to 80 years for electric, 5 to 85 years for gas, 5 to 70 years for steam and 5 to 50 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric, 5 to 75 years for gas and 5 to 50 years for general plant.

At December 31, 2013 and 2012, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Electric
Generation	$452	$434	$452	$434
Transmission	2,776	2,698	2,597	2,518
Distribution	15,277	14,658	14,496	13,930
Gas*	4,469	4,170	4,013	3,735
Steam	1,790	1,674	1,790	1,674
General	1,565	1,567	1,433	1,439
Held for future use	73	73	62	62
Construction work in progress	1,393	1,027	1,303	947
Net Utility Plant	$27,795	$26,301	$26,146	$24,739

*	Primarily distribution.

Under the Utilities’ rate plans, the aggregate annual depreciation allowance in effect at December 31, 2013 was $948 million, including $897 million under CECONY’s electric, gas and steam rate plans that have been approved by the New York State Public Service Commission (NYSPSC).

Non-Utility Plant

Non-utility plant is stated at original cost and consists primarily of land, gas storage and solar facilities that are currently not used within electric, gas or steam utility operations. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives, which range from 3 to 30 years.

Goodwill

In accordance with the accounting rules for goodwill and intangible assets, Con Edison is required to test goodwill for impairment annually. Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill. See Note K.

Impairments

In accordance with the accounting rules for impairment or disposal of long-lived assets, the Companies evaluate the impairment of long-lived assets, based on projections of undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event an evaluation indicates that such cash flows cannot be expected to be sufficient to fully recover the assets, the assets are written down to their estimated fair value. No impairment charges were recognized in 2013, 2012 or 2011.

Revenues

The Utilities and Con Edison Solutions recognize revenues for energy service on a monthly billing cycle basis. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the NYSPSC to be retained by the Utilities, for refund to firm gas sales and transportation customers. The Utilities and Con Edison Solutions accrue revenues at the end of each month for estimated energy service not yet billed to customers.

CECONY’s electric and gas rate plans and O&R’s New York electric and gas rate plans each contain a revenue decoupling mechanism under which the company’s actual energy delivery revenues are compared with the authorized delivery revenues and the difference accrued, with interest, for refund to, or recovery from, customers, as applicable. See “Rate Plans” in Note B.

The NYSPSC requires utilities to record gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expense).

CON EDISON ANNUAL REPORT	89

Notes to the Financial Statements — Continued

The recovery of these taxes is generally provided for in the revenue requirement within each of the respective NYSPSC approved rate plans.

Recoverable Energy Costs

The Utilities generally recover all of their prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with rate provisions approved by the applicable state public utility commissions. If the actual energy supply costs for a given month are more or less than the amounts billed to customers for that month, the difference in most cases is recoverable from or refundable to customers. Differences between actual and billed electric and steam supply costs are generally deferred for charge or refund to customers during the next billing cycle (normally within one or two months). In addition, CECONY recovers the costs of its electric demand management programs, in excess of the costs reflected in rates, as part of recoverable energy costs. For the Utilities’ gas costs, differences between actual and billed gas costs during the 12-month period ending each August are charged or refunded to customers during a subsequent 12-month period.

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

Certain other payments to or receipts from the NYISO are also subject to reconciliation, with shortfalls or amounts in excess of specified rate allowances recoverable from or refundable to customers. These include proceeds from the sale through the NYISO of transmission rights on CECONY’s transmission system (transmission congestion contracts or TCCs).

Temporary Cash Investments

Temporary cash investments are short-term, highly-liquid investments that generally have maturities of three months or less at the date of purchase. They are stated at cost, which approximates market. The Companies consider temporary cash investments to be cash equivalents.

Investments

Investments consist primarily of the investments of Con Edison’s competitive energy businesses, which are accounted for under the equity method (depending on the subsidiaries’ percentage ownership) or accounted for as leveraged leases in accordance with the accounting rules for leases. See Note J for a discussion of investments in Lease In/Lease Out transactions. Utilities’ investments are recorded at fair value and include the deferred income plan and supplemental retirement income plan trust owned life insurance assets.

Pension and Other Postretirement Benefits

The accounting rules for retirement benefits require an employer to recognize an asset or liability for the overfunded or underfunded status of its pension and other postretirement benefit plans. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. The accounting rules generally require employers to recognize all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income (OCI), net of tax. Such amounts will be adjusted as they are subsequently recognized as components of net periodic benefit cost or income pursuant to the current recognition and amortization provisions.

For the Utilities’ pension and other postretirement benefit plans, regulatory accounting treatment is generally applied in accordance with the accounting rules for regulated operations. Unrecognized prior service costs or credits and unrecognized actuarial gains and losses are recorded to regulatory assets or liabilities, rather than OCI. See Notes E and F.

The net periodic benefit costs are recognized in accordance with the accounting rules for retirement benefits. Investment gains and losses are recognized in expense over a 15-year period and other actuarial gains and losses are recognized in expense over a 10-year period, subject to the deferral provisions in the rate plans.

In accordance with the Statement of Policy issued by the NYSPSC and its current electric, gas and steam rate plans, CECONY defers for payment to or recovery from customers the difference between such expenses and the amounts for such expenses reflected in rates. Generally, O&R also defers such difference pursuant to its rate plans. See Note B – Regulatory Matters.

The Companies calculate the expected return on pension and other postretirement benefit plan assets by multiplying the expected rate of return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. The accounting rules allow the MRV of plan assets to be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. The Companies use a calculated value when determining the

90	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

MRV of the plan assets that adjusts for 20 percent of the difference between fair value and expected MRV of plan assets. This calculated value has the effect of stabilizing variability in assets to which the Companies apply the expected return.

Federal Income Tax

In accordance with the accounting rules for income taxes, the Companies have recorded an accumulated deferred federal income tax liability for temporary differences between the book and tax basis of assets and liabilities at current tax rates. In accordance with rate plans, the Utilities have recovered amounts from customers for a portion of the tax liability they will pay in the future as a result of the reversal or “turn-around” of these temporary differences. As to the remaining tax liability, in accordance with the accounting rules for regulated operations, the Utilities have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. See Notes B and L. In 1993, the NYSPSC issued a Policy Statement approving accounting procedures consistent with the accounting rules for income taxes and providing assurances that these future increases in taxes will be recoverable in rates. See Note L.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction to future federal income tax expense.

Con Edison and its subsidiaries file a consolidated federal income tax return. The consolidated income tax liability is allocated to each member of the consolidated group using the separate return method. Each member pays or receives an amount based on its own taxable income or loss in accordance with tax sharing agreements among the members of the consolidated group. Tax loss carryforwards are allocated in accordance with consolidated tax return regulations.

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

Research and Development Costs

Generally research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2013	2012	2011
Con Edison	$18	$21	$23
CECONY	16	19	21

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Earnings Per Common Share

In accordance with the accounting rules for earnings per share, Con Edison presents basic and diluted earnings per share on the face of its consolidated income statement. Basic earnings per share (EPS) are calculated by dividing earnings available to common shareholders (“Net income for common stock” on Con Edison’s consolidated income statement) by the weighted average number of Con Edison common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

Potentially dilutive securities for Con Edison consist of restricted stock units, deferred stock units and stock options for which the average market price of the common shares for the period was greater than the exercise price. See Note M.

CON EDISON ANNUAL REPORT	91

Notes to the Financial Statements — Continued

Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2013	2012	2011
Net income for common stock	$1,062	$1,138	$1,051
Weighted average common shares outstanding – Basic	292.9	292.9	292.6
Add: Incremental shares attributable to effect of potentially dilutive securities	1.5	1.6	1.8
Adjusted weighted average common shares outstanding – Diluted	294.4	294.5	294.4
Net Income for common stock per common share – basic	$3.62	$3.88	$3.59
Net Income for common stock per common share – diluted	$3.61	$3.86	$3.57

The computation of diluted EPS for the years ended December 31, 2013 and 2012 exclude immaterial amounts of performance share awards which were not included because of their anti-dilutive effect. No such exclusions were required for the computation of diluted EPS for the year ended December 31, 2011.

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

Changes in Accumulated Other Comprehensive Income by Component

For 2013, changes to accumulated other comprehensive income (OCI) for Con Edison and CECONY are as follows:

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI, net of taxes, at December 31, 2012	$(53)	$(9)
OCI before reclassifications, net of tax of $15 and $1 for Con Edison and CECONY, respectively	21	2
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $5 and $1 for Con Edison and CECONY, respectively(a)(b)	7	1
Total OCI, net of taxes, at December 31, 2013	$28	$3
Accumulated OCI, net of taxes, at December 31, 2013(b)	$(25)	$(6)

(a)	For the portion of unrecognized pension and other postretirement benefit costs relating to the regulated Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of net periodic pension and other postretirement benefit cost. See Notes E and F.
(b)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the income statement.

Note B – Regulatory Matters

Rate Plans

CECONY — Electric

In March 2010, the NYSPSC adopted a November 2009 Joint Proposal among CECONY, NYSPSC staff and other parties, with respect to the company’s May 2009 request to the NYSPSC for an increase in the rates the company charged its customers for electric delivery service. The Joint Proposal included a rate plan that provided for electric base rate increases of $420 million, effective April 2010 and 2011, and $287 million, effective April 2012, with an additional $134 million to be collected through a surcharge in the rate year ending March 2013. In March 2012, the NYSPSC issued an order requiring that the $134 million surcharge that was to have been collected from customers during the rate year ending March 2013 instead be offset using certain CECONY regulatory liabilities that would have otherwise been refundable to or applied for the benefit of customers after the rate year.

The rate plan reflected the following major items:

•	A weighted average cost of capital of 7.76 percent, reflecting:

•

return on common equity of 10.15 percent, assuming achievement by the company of unspecified austerity measures that would result in reductions in operations and maintenance expenses of $27 million, $20 million and $13 million in the rate years ending March 2011, 2012 and 2013, respectively (the company did not achieve the unspecified austerity measures in the rate years ending March 2011, 2012 and 2013);

92	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

•	cost of long-term debt of 5.65 percent;

•	common equity ratio of 48 percent; and

•	average rate base of $14,887 million, $15,987 million and $16,826 million for the rate years ending March 2011, 2012 and 2013, respectively.

•

Deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which (A) actual average net plant balances allocable to the company’s electric business for (i) transmission and distribution, excluding municipal infrastructure support (T&D), (ii) generation, shared services and, subject to certain adjustments, municipal infrastructure support (Other) and (iii) a finance and supply chain enterprise resource project (ERP) are less than (B) amounts reflected in rates for the respective category for each rate year. The amounts reflected in rates were:

	Rate Year Ending March 31,
(Millions of Dollars)	2011	2012	2013
T&D	$13,818	$14,742	$15,414
Other	1,487	1,565	1,650
ERP	-	25	115

•

Any deferral for T&D and Other for the rate year ending March 2011 was to be based on average net plant balances for the year and for the rate years ending March 2012 and 2013 was to be based on average net plant balances over the term of the rate plan. Any deferral for ERP was to be based on average net plant balances for ERP over the term of the rate plan. The company deferred $8 million, an immaterial amount and $7 million as a regulatory liability pursuant to this provision in 2011, 2012 and 2013, respectively.

•

During the term of the rate plan, the company was not to accrue any additional revenue for carrying charges on any capital expenditures allocable to its electric business in excess of specified limits (which limits excluded certain expenditures, including expenditures for projects for which the company had been selected to receive grants under the American Recovery and Reinvestment Act of 2009):

•

T&D capital expenditures—$1,200 million for the rate year ending March 2011 and an aggregate $2,300 million for the period from April 2011 through March 2013 (such capital expenditures for such periods were not in excess of such limits);

•

Other capital expenditures—$220 million for the rate year ending March 2011 and an aggregate $402 million for the period from April 2011 through March 2013 (such capital expenditures for such periods were not in excess of such limits); and

•	ERP capital expenditures—$125 million (such capital expenditures for the term of the rate plan were less than $125 million).

•

Most of any actual earnings, excluding the effects of certain items, above a 11.15 percent return on equity for the rate year ended March 2011 and a 10.65 percent return on equity for the rate years ended March 2012 and 2013 (based on actual average common equity ratio, subject to a 50 percent maximum) were to be applied to reduce regulatory assets for pensions and other postretirement benefits and other costs. The rate plan’s earnings sharing provisions continued in effect up to January 2014 when the company’s new electric rate plan (see below) became effective. Actual earnings under the rate plan were $17.5 million above the threshold for earnings sharing for the period from April 1, 2013 to December 31, 2013.

•

Deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including, among others, expenses for pension and other postretirement benefits, environmental remediation, relocation of facilities to accommodate government projects, property taxes and (for the rate years ending March 2012 and 2013) long-term debt, and amounts for those expenses reflected in rates (with deferral for the difference in property taxes limited to 80 percent of the difference, subject to annual maximum for the remaining 20 percent of the difference of not more than a 10 basis point impact on return on common equity and deferral of facility relocation expenses in excess of amounts reflected in rates subject to certain limitations). In 2011, 2012 and 2013, the company deferred $39 million of net regulatory liabilities, $153 million of net regulatory liabilities and $42 million of net regulatory assets, respectively, under these provisions.

•

Continuation of the provisions relating to revenues from the sale of transmission rights on the company’s transmission system pursuant to which it was assumed the company will receive and retain $120 million annually from the sale of such rights with the difference between such actual revenues for the rate year and $120 million to be recoverable from or refundable to customers, as the case may be. In 2011, 2012 and 2013, the company accrued $26 million, $45 million and $27 million of revenues, respectively, under this provision.

CON EDISON ANNUAL REPORT	93

Notes to the Financial Statements — Continued

•

Continuation of the revenue decoupling mechanism under which the company’s actual electric delivery revenues were to be compared with the delivery revenues reflected in rates, and the difference accrued as a regulatory liability (for refund to electric customers) or a regulatory asset (for recovery from electric customers), as the case may be. In 2011, 2012 and 2013, the company deferred for customer benefit $90 million, $59 million and $34 million of revenues, respectively, under this provision.

•	Continuation of the rate provisions pursuant to which the company recovered its purchased power and fuel costs from electric customers.

•

Continuation of provisions for potential operations penalties of up to $152 million annually if certain electric customer service and system reliability performance targets are not met. In 2011, the company recognized a $5 million system reliability penalty. In 2012 and 2013, the company did not recognize any penalties under these provisions.

•

Collection from electric customers of $249 million on an annual basis subject to potential refund following an NYSPSC review of the company’s capital expenditures during the April 2005 through March 2008 period for transmission and distribution utility plant (as to which, in March 2010, the NYSPSC approved a February 2010 Joint Proposal by the company and the NYSPSC staff pursuant to which the company, among other things, provided a $36 million credit to customers in 2010). The amount collected would also be subject to refund in the event the NYSPSC determined that some disallowance of costs the company has recovered is warranted to address potential impacts of alleged unlawful conduct by arrested employees and contractors (see “Other Regulatory Matters” below in this Note B).

In February 2014, the NYSPSC adopted a December 2013 Joint Proposal among CECONY, NYSPSC staff and other parties. The Joint Proposal includes an electric rate plan that covers the two-year period January 2014 through December 2015 and is designed to produce a reduction in annual revenues of $76 million in the rate year ending December 2014 and an increase in annual revenues of $124 million in the rate year ending December 2015. The impact of these base rate changes is being deferred which will result in a $30 million regulatory liability at December 31, 2015. The rate plan reflects the following major items with respect to CECONY’s rates for electric delivery service:

•	A weighted average cost of capital of 7.05 percent and 7.08 percent for the rate years ending December 31, 2014 and 2015, respectively, reflecting:

•	return on common equity of 9.2 percent;

•	cost of long-term debt of 5.17 percent and 5.23 percent for the rate years ending December 31, 2014 and 2015, respectively;

•	common equity ratio of 48 percent; and

•	average rate base of $17,323 million and $18,113 million for the rate years ending December 2014 and 2015, respectively.

•

Capital expenditures of $1,487 million (including $180 million for storm hardening) and $1,708 million (including $278 million for storm hardening) in the rate years ending December 31, 2014 and 2015, respectively. These expenditures do not include expenditures for certain transmission projects (the Indian Point Contingency Plan projects) approved by the NYSPSC in October 2013 for which the NYSPSC endorsed the method by which the costs and benefits associated with the projects will be allocated among load serving entities and a cost recovery mechanism will be filed with the FERC.

•

Deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which (A) actual average net plant balances for the 24 months ending December 2015 allocable to the company’s electric business for (i) transmission and distribution, including municipal infrastructure support and excluding the Indian Point Contingency Plan projects (T&D), (ii) storm hardening, and (iii) generation and shared services (Other) are less than (B) amounts reflected in rates for the respective category for such period, provided that deferral is not required with respect to storm hardening or the reliability component of T&D if, among other things, the sum of the average net plant balances for these categories is at least equal to the sum of the amounts reflected in rates for the categories. The amounts reflected in rates are:

	Rate Year Ending December 31,
(Millions of Dollars)	2014	2015
T&D	$16,869	$17,401
Storm hardening	89	177
Other	2,034	2,102

•

Deferral as a regulatory asset or liability, as the case may be, of the related revenue requirement impact if, for the rate year ending December 2015, the NYSPSC determines that planned capital expenditures for storm hardening should be more or less than the amount reflected in rates.

94	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

•

Revenues for each of the rate years ending December 2014 and 2015 include $21 million as funding for a major storm reserve. For each major storm, the company will be able to charge against the reserve 98 percent of its incremental costs, other than capital expenditures, that are incurred not later than 30 days following the date on which the company is able to serve all customers. If major storm costs chargeable to the reserve are more or less than $21 million in either rate year, the company will defer the difference as a regulatory asset or liability, as the case may be. For incremental major storm costs incurred later than 30 days after the date the company is able to serve all customers, the company may file a petition with the NYSPSC for authorization to defer such costs as a regulatory asset.

•

Revenues for each of the rate years ending December 2014 and 2015 include $107 million with respect to major storm costs the company previously deferred (including for Superstorm Sandy) reflecting a three-year amortization of the deferred costs. The company’s collection from customers of amounts with respect to deferred major storm costs is subject to potential refund following NYSPSC staff review of the costs. See “Other Regulatory Matters,” below in this Note B.

•

Most of any actual earnings, excluding the effects of certain items, above a 9.8 percent annual return on equity (based on actual average common equity ratio, subject to a 50 percent maximum) would be applied to reduce regulatory assets for environmental remediation costs and other costs. In the event the company does not file for a rate increase to take effect in January 2016, the rate plan’s earnings sharing provisions will continue in effect until base rates are reset by the NYSPSC.

•

Deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including, among others, expenses for pension and other postretirement benefits, environmental remediation, property taxes and variable rate tax-exempt debt, and amounts for those expenses reflected in rates (with deferral for the difference in property taxes limited to 90 percent of the difference, subject to annual maximum for the remaining 10 percent of the difference of not more than a 10 basis point impact on return on common equity).

•

Continuation of a revenue decoupling mechanism under which the company’s actual electric delivery revenues would be compared with the delivery revenues reflected in rates, with the difference accrued as a regulatory liability or a regulatory asset, as the case may be.

•

Continuation of the rate provisions pursuant to which the company recovers its purchased power and fuel costs from electric customers. With respect to certain transmission service that commenced in May 2012 pursuant to the open access transmission tariff of PJM Interconnection L.L.C. (PJM), the company in 2014 will recover charges incurred from April 2013 to December 2013 in excess of amounts that were reflected in rates (approximately $20 million) and, commencing in January 2014 and unless and until changed by the NYSPSC, the company will recover all charges incurred associated with the transmission service. In January 2014, PJM submitted to FERC a request, which CECONY is opposing, that would substantially increase the charges for the transmission service.

•	Continuation of provisions for potential operations penalties of up to approximately $176 million annually if certain electric performance targets are not met.

•

Continuation of collection from electric customers of $249 million on an annual basis subject to potential refund in the NYSPSC proceeding commenced in February 2009 to examine the prudence of certain company expenditures following the arrests of certain employees (see “Other Regulatory Matters” below in this Note B).

O&R — Electric

In July 2008, the NYSPSC adopted a Joint Proposal among O&R, the NYSPSC staff and other parties for the rates O&R charged its New York customers for electric service from July 2008 through June 2011. The rate plan approved by the NYSPSC provided for electric rate increases of $15.6 million, $15.6 million and $5.7 million effective July 1, 2008, 2009 and 2010, respectively, and the collection of an additional $9.9 million during the 12-month period beginning July 1, 2010.

The rate plan reflected the following major items:

•	An annual return on common equity of 9.4 percent;

•

Most of any actual earnings, excluding the effects of certain items, above a 10.2 percent return on equity (based on actual average common equity ratio, subject to a 50 percent maximum) were to be applied to reduce regulatory assets for pension and other postretirement benefit expenses (the company did not reduce regulatory assets under this provision in 2009, 2010 or 2011);

•

Deferral as a regulatory asset or regulatory liability, as the case may be, of differences between the actual level of certain expenses, including, among others, expenses for pension and other postretirement

CON EDISON ANNUAL REPORT	95

Notes to the Financial Statements — Continued

benefits, environmental remediation, property taxes and tax-exempt debt costs, and amounts for those expenses reflected in rates (the company deferred recognition of $3 million of expenses, $0.7 million of revenue and $0.3 million of expenses under this provision in 2009, 2010, and 2011, respectively);

•

Deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which actual transmission and distribution related capital expenditures are less than amounts reflected in rates (the company deferred $8 million, $12 million, and $7 million of revenues under this provision in 2009, 2010, and 2011, respectively);

•

Deferral as a regulatory asset of increases, if any, in certain expenses above a 4 percent annual inflation rate, but only if the actual annual return on common equity is less than 9.4 percent (the company did not defer any expenses under this provision in 2009, 2010 or 2011);

•

Potential negative earnings adjustments of up to $3 million annually if certain customer service and system reliability performance targets were not met (the company met the performance targets in 2009 and 2011; the company reduced revenues by $1 million under this provision in 2010);

•

Implementation of a revenue decoupling mechanism under which actual energy delivery revenues were to be compared with the authorized delivery revenues with the difference accrued, with interest, for refund to, or recovery from, customers, as applicable (the company accrued $12.5 million, $5.1 million, and $3.3 million of revenues pursuant to this provision in 2009, 2010, and 2011, respectively);

•	Continuation of the rate provisions pursuant to which the company recovers its purchased power costs from customers; and

•	Withdrawal of the litigation O&R commenced seeking to annul the NYSPSC’s March and October 2007 orders relating to O&R’s electric rates.

In June 2011, the NYSPSC adopted an order granting O&R an electric rate increase, effective July 1, 2011, of $26.6 million. The NYSPSC ruling reflected the following major items:

•	A weighted average cost of capital of 7.22 percent, reflecting:

•	a return on common equity of 9.2 percent, assuming achievement by the company of $825,000 of austerity measures;

•	cost of long-term debt of 5.50 percent; and

•	common equity ratio of 48 percent.

•	Continuation of a revenue decoupling mechanism;

•

A provision for reconciliation of certain differences in actual average net utility plant to the amount reflected in rates ($718 million) and continuation of rate provisions under which differences between the actual level of certain expenses, including, among others, expenses for pension and other postretirement benefits, environmental remediation and tax-exempt debt costs are reconciled to amounts for those expenses reflected in rates;

•	Continuation of the rate provisions pursuant to which the company recovers its purchased power costs from customers;

•	Discontinuation of the provisions under which property taxes were reconciled to amounts reflected in rates;

•	Discontinuation of the inclusion in rates of funding for the company’s annual incentive plan for non-officer management employees;

•

Continuation of provisions for potential operations penalties of up to $3 million annually if certain customer service and system reliability performance targets are not met (in 2011, O&R did not recognize any operations penalties under these provisions or the corresponding provisions of the O&R rate plan discussed above); and

•

O&R was directed to produce a report detailing its implementation plans for the recommendations made in connection with the NYSPSC’s management audit of CECONY, with a forecast of costs to achieve and expected savings.

In June 2012, the NYSPSC adopted a February 2012 Joint Proposal among O&R, NYSPSC staff and the Utility Intervention Unit of the New York State Department of State Division of Consumer Protection with respect to the company’s rates for electric delivery service rendered in New York. The Joint Proposal includes a rate plan that covers the three-year period from July 2012 through June 2015. The rate plan provides for electric base rate increases of $19.4 million, $8.8 million and $15.2 million, effective July 2012, 2013 and 2014, respectively, which is being implemented, at the NYSPSC’s option, with increases of $15.2 million effective July 2012 and 2013 and an increase of $13.1 million, together with a surcharge of $2.1 million, effective July 2014. The rate plan reflects the following major items:

•	A weighted average cost of capital of 7.61 percent, 7.65 percent and 7.48 percent for the rate years ending June 30, 2013, 2014 and 2015, respectively, reflecting:

96	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

•	a return on common equity of 9.4 percent, 9.5 percent and 9.6 percent for the rate years ending June 30, 2013, 2014 and 2015, respectively;

•	cost of long-term debt of 6.07 percent for each of the rate years ending June 30, 2013 and 2014 and 5.64 percent for the rate year ending June 30, 2015;

•	common equity ratio of 48 percent for each of the rate years ending June 30, 2013, 2014 and 2015; and

•	average rate base of $671 million, $708 million and $759 million for the rate years ending June 30, 2013, 2014 and 2015, respectively;

•

Sharing with electric customers of any actual earnings, excluding the effects of certain items, above specified percentage returns on common equity (based on the actual average common equity ratio, subject to a 50 percent maximum):

•

the company will allocate to customers the revenue requirement equivalent of 50 percent, 75 percent and 90 percent of any such earnings for each rate year in excess of 80 basis points, 180 basis points and 280 basis points, respectively, above the return on common equity for that rate year indicated above; and

•	the earnings sharing allocation between the company and customers will be on a cumulative basis at the end of rate year three;

•	Continuation of a revenue decoupling mechanism;

•

Continuation of a provision which defers as a regulatory liability for the benefit of customers or, subject to certain limitations, a regulatory asset for recovery from customers, as the case may be, the revenue requirement impact of the amount by which actual average net utility plant for each rate year is different than the average net utility plant reflected in rates ($678 million, $704 million and $753 million for the rate years ending June 30, 2013, 2014 and 2015, respectively) (the company deferred $1.1 million as a regulatory asset pursuant to this provision in 2013);

•	Continuation of the rate provisions pursuant to which the company recovers its purchased power costs from customers;

•

Deferral as a regulatory asset or regulatory liability, as the case may be, of differences between the actual level of certain expenses, including among others, pension and other postretirement benefits, environmental remediation, tax-exempt debt costs and property taxes and amounts for those expenses reflected in rates (the company deferred recognition of $4.1 million of expenses under this provision in 2013); and

•

Continuation of provisions for potential operations penalties of up to $3 million annually if certain customer service and system reliability performance targets are not met (in 2012 and 2013, O&R did not recognize any operations penalties).

In May 2010, O&R’s New Jersey regulated utility subsidiary, Rockland Electric Company (RECO), the Division of Rate Counsel, staff of the New Jersey Board of Public Utilities (NJBPU) and certain other parties entered into a stipulation of settlement with respect to the company’s August 2009 request to increase the rates that it can charge its customers for electric delivery service. The stipulation, which was approved by the Board of the NJBPU, provided for an electric rate increase, effective May 17, 2010, of $9.8 million. The stipulation reflected a return on common equity of 10.3 percent and a common equity ratio of approximately 50 percent. The stipulation continued current provisions with respect to recovery from customers of the cost of purchased power and did not provide for reconciliation of actual expenses to amounts reflected in electric rates for pension and other postretirement benefit costs. The stipulation required RECO to file a base rate case by December 1, 2013.

In November 2013, RECO filed a request with the NJBPU for a net increase in the rates it charges for electric service, effective September 2014, of $19.3 million. The filing reflects a return on common equity of 10.25 percent and a common equity ratio of 52.2 percent. The filing proposes the recovery over a three-year period of $25.4 million of costs incurred in response to major storm events in 2011 and 2012 that had been deferred for recovery and the continuation of the current provisions with respect to recovery from customers of the cost of purchased power.

CECONY — Gas

In September 2010, the NYSPSC adopted a May 2010 Joint Proposal among CECONY, the staff of the NYSPSC and other parties, with respect to the company’s rates for gas delivery service. The Joint Proposal included a gas rate plan that provided for base rate increases of $47.1 million, $47.9 million and $46.7 million, effective October 2010, 2011 and 2012, respectively. The rate plan reflected the following major items:

•	A weighted average cost of capital of 7.46 percent, reflecting:

•	return on common equity of 9.6 percent, assuming achievement by the company of cost avoidance for productivity and “austerity”. The unspecified

CON EDISON ANNUAL REPORT	97

Notes to the Financial Statements — Continued

austerity measures assume reductions in costs of $6 million, $4 million and $2 million in the rate years ending September 2011, 2012 and 2013, respectively;

•	cost of long-term debt of 5.57 percent;

•	common equity ratio of 48 percent; and

•	average rate base of $3,027 million, $3,245 million and $3,434 million for the rate years ending September 2011, 2012 and 2013, respectively.

•

Deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which actual average net plant balances allocable to the company’s gas business are less than the amounts reflected in rates: $2,934 million, $3,148 million and $3,346 million for the rate years ending September 2011, 2012 and 2013, respectively. For the rate years ending September 2012 and 2013, $2.9 million and $9.5 million were deferred, respectively. No such deferral was required for the rate year ended September 2011.

•

Most of any actual earnings, excluding the effects of certain items, above a 10.35 percent return for the rate year ended September 2011 and a 10.15 percent for the rate years ended September 2012 and 2013 (based on actual average common equity ratio, subject to a 50 percent maximum) were to be applied to reduce regulatory assets for pensions and other postretirement benefits and other costs. The specified annual returns were to be calculated on a cumulative basis over the term of the rate plan. The rate plan’s earnings sharing provisions continued in effect up to January 2014 when the company’s new gas rate plan (see below) became effective. Actual earnings under the rate plan were not above the earnings sharing levels.

•

Deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including, among others, expenses for pension and other postretirement benefits, environmental remediation, property taxes and long-term debt, and amounts for those expenses reflected in rates (with deferral for the difference in property taxes limited to 80 percent of the difference, subject to an annual maximum for the remaining 20 percent of the difference of not more than the equivalent in revenue requirement of a 10 basis point impact on return on common equity). In 2011, 2012 and 2013, the company deferred $0.3 million of net regulatory liabilities, $38 million of net regulatory assets and $26 million of net regulatory assets, respectively, under these provisions.

•

Continuation of provisions pursuant to which the company was to retain net revenues from non-firm customer transactions. In each year of the rate plan, the company was to retain up to $58 million of any such revenues and 25 percent of any such revenues above $58 million. If such revenues were below $58 million in a rate year, the company was to accrue a regulatory asset equal to (A) the amount by which such revenues were less than $33 million plus (B) 80 percent of the difference between $58 million and the level of such revenues at or above $33 million. The company retained $70 million, $57 million and $64 million of such net revenues in 2011, 2012 and 2013, respectively, under these provisions.

•

Continuation of the provisions pursuant to which the effects of weather on gas delivery revenues during each billing cycle are reflected in customer bills for that billing cycle, and a revenue decoupling mechanism under which the company’s actual gas delivery revenues, inclusive of any such weather adjustment, would be compared with the delivery revenues reflected in rates, with the difference accrued as a regulatory liability (for refund to gas customers) or a regulatory asset (for recovery from gas customers), as the case may be. In 2011, 2012 and 2013, the company deferred $20 million of regulatory liabilities, $22 million of regulatory liabilities and $36 million of regulatory liabilities, respectively, under this provision.

•	Continuation of the rate provisions pursuant to which the company recovers its costs of purchased gas from gas customers.

•

Continuation of provisions for potential penalties (up to $12.6 million annually) if certain gas customer service and system performance targets are not met. In 2011, 2012 and 2013, the company did not recognize any expenses under these provisions.

•	Continued collection from gas customers of $32 million on an annual basis subject to potential refund (see “Other Regulatory Matters” below in this Note B).

In February 2014, the NYSPSC adopted a December 2013 Joint Proposal among CECONY, NYSPSC staff and other parties. The Joint Proposal includes a gas rate plan that covers the three-year period January 2014 through December 2016 and is designed to produce a reduction in annual revenues of $55 million in the rate year ending December 2014 and increases in annual revenues of

98	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

$39 million and $57 million in the rate years ending December 2015 and 2016, respectively. The impact of these base rate changes is being deferred which will result in a $32 million regulatory liability at December 31, 2016. The rate plan reflects the following major items with respect to CECONY’s rates for gas delivery service:

•	A weighted average cost of capital of 7.10 percent, 7.13 percent and 7.21 percent for the rate years ending December 2014, 2015 and 2016, respectively, reflecting:

•	return on common equity of 9.3 percent;

•	cost of long-term debt of 5.17 percent, 5.23 percent and 5.39 percent for the rate years ending December 2014, 2015 and 2016, respectively;

•	common equity ratio of 48 percent; and

•	average rate base of $3,521 million, $3,863 million and $4,236 million for the rate years ending December 2014, 2015 and 2016, respectively.

•

Capital expenditures of $524 million (including $5 million for storm hardening), $586 million (including $36 million for storm hardening), and $627 million (including $57 million for storm hardening) in the rate years ending December 31, 2014, 2015 and 2016, respectively.

•

Deferral as a regulatory liability of the revenue requirement impact of the amounts, if any, by which actual average net plant balances for the 36 months ending December 2016 allocable to the company’s gas business for gas delivery (including municipal infrastructure support) and storm hardening are less than the amounts reflected in rates for the respective category for such period. The amounts reflected in rates are:

	Rate Year Ending December 31,
(Millions of Dollars)	2014	2015	2016
Gas delivery	$3,899	$4,258	$4,698
Storm hardening	3	8	30

•

Deferral as a regulatory asset or liability, as the case may be, of the related revenue requirement impact if, for the rate years ending December 2015 and 2016, the NYSPSC determines that planned capital expenditures for storm hardening should be more or less than the amount reflected in rates.

•

Most of any actual earnings, excluding the effects of certain items, above a 9.9 percent annual return on equity (based on actual average common equity ratio, subject to a 50 percent maximum) would be applied to reduce regulatory assets for environmental remediation costs and other costs. In the event the company does not file for a rate increase to take effect in January 2017, the rate plan’s earnings sharing provisions will continue in effect until base rates are reset by the NYSPSC.

•

Deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including, among others, expenses for pension and other postretirement benefits, environmental remediation, property taxes and variable rate tax-exempt debt, and amounts for those expenses reflected in rates (with deferral for the difference in property taxes limited to 90 percent of the difference, subject to annual maximum for the remaining 10 percent of the difference of not more than a 10 basis point impact on return on common equity).

•

Provisions pursuant to which the company will retain net revenues from non-firm customer transactions. In each year of the rate plan, the company will retain up to $65 million of any such revenues and 15 percent of any such revenues above $65 million. If such revenues are below $65 million in a rate year, the company will accrue as a current asset the amount by which such revenues are less than $65 million.

•

Continuation of the provisions pursuant to which the effects of weather on gas delivery revenues are reflected in customer bills, and a revenue decoupling mechanism under which the company’s actual gas delivery revenues, inclusive of any such weather adjustment, would be compared with the delivery revenues reflected in rates, with the difference accrued as a regulatory liability or a regulatory asset, as the case may be.

•	Continuation of the rate provisions pursuant to which the company recovers its costs of purchased gas from gas customers.

•	Provisions for potential penalties (up to $33 million in 2014, $44 million in 2015, and $56 million in 2016) if certain gas performance targets are not met.

•

Continued collection from gas customers of $32 million on an annual basis subject to potential refund in the February 2009 NYSPSC prudence proceeding (see “Other Regulatory Matters” below in this Note B).

O&R — Gas

In October 2009, the NYSPSC adopted a June 2009 Joint Proposal among O&R, NYSPSC staff and other parties. As

CON EDISON ANNUAL REPORT	99

Notes to the Financial Statements — Continued

approved, the Joint Proposal established a gas rate plan that increased base rates $9 million in each of the rate years ended October 2010 and 2011 and $4.6 million in rate year ended October 2012, with an additional $4.3 million to be collected through a surcharge in the rate year ended October 2012. The rate plan reflected the following major items:

•	An annual return on common equity of 10.4 percent;

•

Most of any actual earnings above an 11.4 percent annual return on common equity (based upon the actual average common equity ratio, subject to a maximum 50 percent of capitalization) were to be applied to reduce regulatory assets (in 2010, 2011, 2012 and 2013, the company did not defer any revenues under this provision);

•

Deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including expenses for pension and other postretirement benefits, environmental remediation, property taxes and taxable and tax-exempt long-term debt, and amounts for those expenses reflected in rates (in 2010, 2011, 2012 and 2013, the company deferred $3.1 million, $2.9 million, $0.7 million and $8.3 million, respectively, of expenses under this provision);

•

Deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which average gas net plant balances are less than balances reflected in rates (in 2010, 2011 and 2012, the company deferred $1.5 million of revenues, and $1 million and $0.7 million of expenses, respectively, and no deferral was made in 2013 under this provision);

•

Deferral as a regulatory asset of increases, if any over the course of the rate plan, in certain expenses above a 4 percent annual inflation rate, but only if the actual annual return on common equity is less than 10.4 percent (in 2010, 2011, 2012 and 2013, the company did not defer any revenues under this provision);

•

Implementation of a revenue decoupling mechanism (in 2010, 2011, 2012 and 2013, the company accrued $0.8 million, $2.8 million, $4.7 million and $0.7 million, respectively, of revenues under this provision);

•	Continuation of the provisions pursuant to which the company recovers its cost of purchasing gas and the provisions pursuant to which the effects of weather on gas income are moderated; and

•

Potential negative earnings adjustments of up to $1.4 million annually if certain operations and customer service requirements are not met (in 2010, 2011, 2012 and 2013, the company did not have any negative earnings adjustments under this provision).

•

Because the company did not file for a rate increase to take effect in November 2012, the earnings sharing levels for the rate year ending October 2012 will continue in effect until base rates are reset by the NYSPSC.

CECONY — Steam

In September 2010 the NYSPSC adopted a May 2010 Joint Proposal among CECONY, NYSPSC staff and other parties, with respect to the company’s rates for steam service. The Joint Proposal included a steam rate plan that provided for rate increases of $49.5 million, effective October 2010 and 2011, and $17.8 million, effective October 2012, with an additional $31.7 million to be collected through a surcharge in the rate year ending September 2013. The rate plan reflected the following major items:

•

The same weighted average cost of capital, return on common equity (assuming, for the steam business, achievement of unspecified reductions in costs of $4.5 million, $3 million and $1.5 million in the rate years ending September 2011, 2012 and 2013, respectively), cost of long-term debt and common equity ratio provided for in the September 2010 rate plan for CECONY’s gas business (discussed above) and average steam rate base of $1,589 million, $1,603 million and $1,613 million for the rate years ending September 2011, 2012 and 2013, respectively.

•

Deferral as a regulatory liability of the revenue requirement impact of the amount, if any, by which actual average net plant balances allocable to the company’s steam business were less than the amounts reflected in rates for the respective category for each rate year. The company deferred $0.3 million in 2011, reduced its liability by $0.2 million in 2012, and made no deferral in 2013. The amounts reflected in rates are:

	Rate Year Ending September 30,
(Millions of Dollars)	2011	2012	2013
Steam production	$415	$426	$433
Steam distribution	521	534	543

•

Earnings sharing, expense deferral and potential refund ($6 million annually for steam) provisions substantially the same as discussed above for the May 2010 Joint Proposal with respect to CECONY’s gas business. In 2011 and 2012, the company did not recognize any such earnings sharing, expense deferral or potential

100	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

refund. In 2013, earnings were $0.5 million above the threshold for earnings sharing.

•	Continuation of the rate provisions pursuant to which the company recovers its cost of fuel and purchased steam from its steam customers.

•

Continuation of provisions for potential penalties (up to approximately $1 million annually) if certain steam customer service and system performance targets are not met. In 2011, 2012 and 2013, the company did not recognize any expense under these provisions.

In 2013 the NYSPSC approved the phase-in, over a period of seven years, of an increase in the allocation to steam customers of the fuel costs for the company’s East River Repowering Project (ERRP, which cogenerates electricity and steam) that are above the market value of the electric energy generated by ERRP.

In February 2014, the NYSPSC adopted a December 2013 Joint Proposal among CECONY, NYSPSC staff and other parties. The Joint Proposal includes a steam rate plan that covers the three-year period January 2014 through December 2016 and is designed to produce a reduction in annual revenues of $22 million in the rate year ending December 2014 and increases in annual revenues of $20 million in each of the rate years ending December 2015 and 2016. The impact of these base rate changes is being deferred which will result in an $8 million regulatory liability at December 31, 2016. The rate plan reflects the following major items with respect to CECONY’s rates for steam service:

•

The same weighted average cost of capital, return on common equity, cost of long-term debt and common equity ratio as discussed above for the December 2013 Joint Proposal with respect to CECONY’s gas business and average steam rate base of $1,511 million, $1,547 million and $1,604 million for the rate years ending December 2014, 2015 and 2016, respectively.

•

Capital expenditures of $82 million (including $27 million for storm hardening), $94 million (including $31 million for storm hardening), and $98 million (including $35 million for storm hardening) in the rate years ending December 31, 2014, 2015 and 2016, respectively.

•

Deferral as a regulatory liability of the revenue requirement impact of the amounts, if any, by which actual average net plant balances for the 36 months ending December 2016 allocable to the company’s steam business for steam production and distribution and storm hardening are less than the amounts reflected in rates for the respective category for such period. The amounts reflected in rates are:

	Rate Year Ending December 31,
(Millions of Dollars)	2014	2015	2016
Steam production	$1,752	$1,732	$1,720
Steam distribution	6	11	25

•

Deferral as a regulatory asset or liability, as the case may be, of the related revenue requirement impact if, for the rate years ending December 2015 and 2016, the NYSPSC determines that planned capital expenditures for storm hardening should be more or less than the amount reflected in rates. Earnings sharing, expense deferral and potential refund ($6 million annually for steam) provisions substantially as discussed above for the December 2013 Joint Proposal with respect to CECONY’s gas business.

•	Continuation of the rate provisions pursuant to which the company recovers its cost of fuel and purchased steam from its steam customers.

•	Continuation of provisions for potential penalties (up to approximately $1 million annually) if certain steam performance targets are not met.

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures following the arrests of employees for accepting illegal payments from a construction contractor. Subsequently, additional employees were arrested for accepting illegal payments from materials suppliers and an engineering firm. The arrested employees were terminated by the company and have pled guilty or been convicted. Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. The amount of electric revenues collected subject to refund, which was established in a different proceeding, and the amount of gas and steam revenues collected subject to refund were not established as indicative of the company’s potential liability in this proceeding. At December 31, 2013, the company had collected an estimated $1,389 million from customers subject to potential refund in connection with this proceeding. In January 2013, a NYSPSC consultant reported its estimate, with which the company does not agree, of $208 million of overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009. The company is disputing the consultant’s estimate, including its determinations as to overcharges regarding specific construction expenditures it selected to review and its methodology of extrapolating such determinations over a substantial portion of the construction expenditures during this period. The NYSPSC’s consultant has not reviewed the

CON EDISON ANNUAL REPORT	101

Notes to the Financial Statements — Continued

company’s other expenditures. The company and NYSPSC staff are exploring a settlement in this proceeding. There is no assurance that there will be a settlement, and any settlement would be subject to NYSPSC approval. At December 31, 2013, the company had a $40 million regulatory liability relating to this matter. Included in the $40 million regulatory liability is $16 million the company recovered from vendors, arrested employees and insurers relating to this matter. Pursuant to the December 2013 Joint Proposal (discussed above in this Note B), the company will apply $15 million of these recovered amounts for the benefit of customers to offset a like amount of regulatory assets. The company currently estimates that any additional amount the NYSPSC requires the company to refund to customers could range in amount from $25 million up to an amount based on the NYSPSC consultant’s $208 million estimate of overcharges.

In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million customers. Superstorm Sandy also damaged CECONY’s steam system and interrupted service to many of its steam customers. As of December 31, 2013, CECONY and O&R incurred response and restoration costs for Superstorm Sandy of $483 million and $91 million, respectively (including capital expenditures of $147 million and $15 million, respectively). Most of the costs that were not capitalized were deferred for recovery as a regulatory asset under the Utilities’ electric rate plans. See “Regulatory Assets and Liabilities” below. CECONY’s current electric rate plan includes collection from customers of deferred storm costs (including for Superstorm Sandy), subject to refund following NYSPSC review of the costs. O&R expects to request recovery of deferred storm costs for its New York electric operations, which are also subject to NYSPSC review, when it next files with the NYSPSC for a new electric rate plan. The November 2013 electric rate request RECO filed with the NJBPU includes a proposal for recovery over a three-year period of its deferred storm costs of $27 million. In March 2013, the NJBPU established a proceeding to review the prudency of costs incurred by New Jersey utilities in response to major storm events in 2011 and 2012. See “Rate Plans — CECONY-Electric and O&R-Electric,” above.

102	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

Regulatory Assets and Liabilities

Regulatory assets and liabilities at December 31, 2013 and 2012 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Regulatory assets
Unrecognized pension and other postretirement costs	$2,730	$5,677	$2,610	$5,407
Future income tax	2,145	1,922	2,030	1,831
Environmental remediation costs	938	730	830	615
Deferred storm costs	441	432	334	309
Pension and other postretirement benefits deferrals	237	183	211	154
Revenue taxes	207	176	196	170
Net electric deferrals	83	102	83	102
Surcharge for New York State assessment	78	73	74	68
Unamortized loss on reacquired debt	65	74	62	70
O&R transition bond charges	33	39	-	-
Preferred stock redemption	28	29	28	29
Property tax reconciliation	22	16	-	-
Workers’ compensation	12	19	12	19
Deferred derivative losses – long-term	8	40	7	20
Other	174	193	162	178
Regulatory assets – long-term	7,201	9,705	6,639	8,972
Deferred derivative losses – current	25	69	22	60
Recoverable energy costs – current	4	5	4	-
Regulatory assets – current	29	74	26	60
Total Regulatory Assets	$7,230	$9,779	$6,665	$9,032
Regulatory liabilities
Allowance for cost of removal less salvage	$540	$503	$453	$420
Property tax reconciliation	322	187	322	187
Net unbilled revenue deferrals	133	136	133	136
Property tax refunds	130	7	130	6
Long-term interest rate reconciliation	105	62	105	62
Carrying charges on repair allowance and bonus depreciation	88	11	87	10
World Trade Center settlement proceeds	62	62	62	62
Other postretirement benefit deferrals	50	-	50	-
Expenditure prudence proceeding	40	14	40	14
Carrying charges on T&D net plant – electric and steam	28	31	20	13
Electric excess earnings	22	-	18	-
Other	208	189	178	167
Regulatory liabilities – long-term	1,728	1,202	1,598	1,077
Refundable energy costs – current	100	82	66	48
Revenue decoupling mechanism	34	72	30	68
Deferred derivative gains – current	14	-	11	-
Electric surcharge offset	-	29	-	29
Regulatory liabilities—current	148	183	107	145
Total Regulatory Liabilities	$1,876	$1,385	$1,705	$1,222

“Unrecognized pension and other postretirement costs” represents the net regulatory asset associated with the accounting rules for retirement benefits. See Note A.

“Deferred storm costs” represent response and restoration costs, other than capital expenditures, in connection with Superstorm Sandy and other major storms that were deferred by the Utilities. See “Other Regulatory Matters,” above.

“Net electric deferrals” represents the remaining unamortized balance of certain regulatory assets and liabilities of CECONY that were combined effective April 1, 2010 and are being amortized to income over a ten year period, in accordance with CECONY’s March 2010 rate plan.

“Revenue taxes” represents the timing difference between taxes collected and paid by the Utilities to fund mass transportation.

Effective March 31, 2009, the NYSPSC authorized CECONY to accrue unbilled electric, gas and steam revenues. At December 31, 2013, CECONY has deferred the net margin on

CON EDISON ANNUAL REPORT	103

Notes to the Financial Statements — Continued

the unbilled revenues for the future benefit of customers by recording a regulatory liability of $133 million for the difference between the unbilled revenues and energy cost liabilities.

Note C – Capitalization

Common Stock

At December 31, 2013 and 2012, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities and the competitive energy businesses. CECONY owns 21,976,200 shares of Con Edison stock, which it purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

Capitalization of Con Edison

The outstanding capitalization for each of the Companies is shown on its Consolidated Statement of Capitalization, and for Con Edison includes the Utilities’ outstanding debt.

Preferred Stock of CECONY

In May 2012, CECONY redeemed all of its outstanding shares of $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value).

Dividends

In accordance with NYSPSC requirements, the dividends that the Utilities generally pay are limited to not more than 100 percent of their respective income available for dividends calculated on a two-year rolling average basis. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk.

Long-term Debt

Long-term debt maturing in the period 2014-2018 is as follows:

(Millions of Dollars)	Con Edison	CECONY
2014	$485	$475
2015	500	350
2016	736	650
2017	12	-
2018	1,266	1,200

The Utilities have issued $494 million of tax-exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and is subject to tender by bondholders for purchase by the Utilities.

The carrying amounts and fair values of long-term debt are:

	December 31,
(Millions of Dollars)	2013		2012
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$10,974	$12,082	$10,768	$12,935
CECONY	$9,841	$10,797	$9,845	$11,751

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $11,446 million and $636 million of the fair value of long-term debt at December 31, 2013 are classified as Level 2 and Level 3, respectively. For CECONY, $10,161 million and $636 million of the fair value of long-term debt at December 31, 2013 are classified as Level 2 and Level 3, respectively (see Note P). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

At December 31, 2013 and 2012, long-term debt of Con Edison included $22 million and $25 million, respectively, of Transition Bonds issued in 2004 by O&R’s New Jersey utility subsidiary through a special purpose entity.

Significant Debt Covenants

The significant debt covenants under the financing arrangements for the notes of Con Edison and the debentures of CECONY are obligations to pay principal and interest when due, covenants not to consolidate with or merge into any other corporation unless certain conditions are met and, for Con Edison’s notes, covenants that Con Edison shall continue its utility business in New York City and shall not permit Con Edison’s ratio of consolidated debt to consolidated capital to exceed 0.675 to 1. Con Edison’s notes are also subject to cross default provisions with respect to other indebtedness of Con Edison or its material subsidiaries having a then outstanding principal balance in excess of $100 million. CECONY’s debentures have no cross default provisions. The tax-exempt financing arrangements of the Utilities are subject to covenants for the CECONY debentures discussed above and the covenants discussed below. The Companies believe that they were in compliance with their significant debt covenants at December 31, 2013.

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

104	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

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

The liquidity and credit facilities currently in effect for the tax-exempt financing include covenants that the ratio of debt to total capital of the obligated utility will not at any time exceed 0.65 to 1 and that, subject to certain exceptions, the utility will not mortgage, lien, pledge or otherwise encumber its assets. Certain of the facilities also include as events of default, defaults in payments of other debt obligations in excess of specified levels ($150 million or $100 million for CECONY, depending on the facility).

Note D – Short-Term Borrowing

In October 2011, Con Edison and the Utilities entered into a Credit Agreement (Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement, as amended in 2013, expires in October 2017. There is a maximum of $2.25 billion of credit available through October 2016 and approximately $2.1 billion of credit available from then through October 2017. The full amount is available to CECONY and $1 billion is available to Con Edison, including up to $1.2 billion of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement. At December 31, 2013, Con Edison had $1,451 million of commercial paper outstanding of which $1,210 million was outstanding under CECONY’s program. The weighted average interest rate was 0.2 percent for both Con Edison and CECONY. At December 31, 2012, Con Edison had $539 million of commercial paper outstanding of which $421 million was outstanding under CECONY’s program. The weighted average interest rate was 0.3 percent for both Con Edison and CECONY. At December 31, 2013 and 2012, $26 million (including $11 million for CECONY) and $131 million (including $121 million for CECONY) of letters of credit were outstanding under the Credit Agreement.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2013 this ratio was 0.50 to 1 for Con Edison and CECONY); having liens on its assets in an aggregate amount exceeding 5 percent of its consolidated total capital, subject to certain exceptions; and the failure, following any applicable notice period, to meet certain other customary covenants. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings.

See Note S for information about short-term borrowing between related parties.

Note E — Pension Benefits

Con Edison maintains a tax-qualified, non-contributory pension plan that covers substantially all employees of CECONY and O&R and certain employees of Con Edison’s competitive energy businesses. The plan is designed to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. In addition, Con Edison maintains additional non-qualified supplemental pension plans.

CON EDISON ANNUAL REPORT	105

Notes to the Financial Statements — Continued

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for 2013, 2012, and 2011 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2013	2012	2011	2013	2012	2011
Service cost – including administrative expenses	$267	$237	$190	$249	$220	$177
Interest cost on projected benefit obligation	537	547	560	503	513	524
Expected return on plan assets	(750)	(705)	(734)	(713)	(670)	(698)
Recognition of net actuarial loss	832	709	530	788	670	501
Recognition of prior service costs	5	8	8	4	6	6
NET PERIODIC BENEFIT COST	$891	$796	$554	$831	$739	$510
Amortization of regulatory asset*	2	2	2	2	2	2
TOTAL PERIODIC BENEFIT COST	$893	$798	$556	$833	$741	$512
Cost capitalized	(348)	(277)	(185)	(327)	(260)	(172)
Reconciliation to rate level	(84)	(8)	(65)	(87)	(12)	(68)
Cost charged to operating expenses	$461	$513	$306	$419	$469	$272

*	Relates to an increase in CECONY’s pension obligation of $45 million from a 1999 special retirement program.

Funded Status

The funded status at December 31, 2013, 2012, and 2011 was as follows:

	Con Edison			CECONY
(Millions of Dollars)	2013	2012	2011	2013	2012	2011
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$13,406	$11,825	$10,307	$12,572	$11,072	$9,653
Service cost – excluding administrative expenses	259	224	186	241	209	174
Interest cost on projected benefit obligation	537	547	560	503	513	524
Net actuarial (gain)/loss	(1,469)	1,323	1,251	(1,388)	1,255	1,166
Benefits paid	(536)	(513)	(479)	(499)	(477)	(445)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$12,197	$13,406	$11,825	$11,429	$12,572	$11,072
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$9,135	$7,800	$7,721	$8,668	$7,406	$7,340
Actual return on plan assets	1,310	1,094	37	1,241	1,040	33
Employer contributions	879	785	542	819	729	498
Benefits paid	(536)	(513)	(479)	(499)	(477)	(445)
Administrative expenses	(33)	(31)	(21)	(32)	(30)	(20)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$10,755	$9,135	$7,800	$10,197	$8,668	$7,406
FUNDED STATUS	$(1,442)	$(4,271)	$(4,025)	$(1,232)	$(3,904)	$(3,666)
Unrecognized net loss	$2,759	$5,594	$5,351	$2,617	$5,297	$5,063
Unrecognized prior service costs	17	23	30	6	10	16
Accumulated benefit obligation	11,004	11,911	10,595	10,268	11,116	9,876

The decrease in the pension plan’s projected benefit obligation (due primarily to increased discount rates) and an increase in actual return on plan assets, were the primary drivers in the decreased pension liability at Con Edison and CECONY of $2,829 million and $2,672 million, respectively, compared with December 31, 2012. For Con Edison, this decrease in pension liability resulted in a decrease to regulatory assets of $2,799 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations and a credit to OCI of $24 million (net of taxes) for the unrecognized net losses and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries.

106	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

For CECONY, the decrease in pension liability resulted in a decrease to regulatory assets of $2,677 million for unrecognized net losses and unrecognized prior service costs consistent with the accounting rules for regulated operations, a credit to OCI of $3 million (net of taxes) for unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the competitive energy businesses.

A portion of the unrecognized net loss and prior service cost for the pension plan, equal to $619 million and $4 million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $586 million and $2 million, respectively, for CECONY.

At December 31, 2013 and 2012, Con Edison’s investments include $201 million and $164 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $183 million and $148 million, respectively. See Note P. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $234 million and $199 million as of December 31, 2013 and $231 million and $193 million as of December 31, 2012, respectively.

Assumptions

The actuarial assumptions were as follows:

	2013	2012	2011
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.80%	4.10%	4.70%
Rate of compensation increase
– CECONY	4.35%	4.35%	4.35%
– O&R	4.25%	4.25%	4.25%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.10%	4.70%	5.60%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase
– CECONY	4.35%	4.35%	4.35%
– O&R	4.25%	4.25%	4.25%

The expected return assumption reflects anticipated returns on the plan’s current and future assets. The Companies’ expected return was based on an evaluation of the current environment, market and economic outlook, relationships between the economy and asset class performance patterns, and recent and long-term trends in asset class performance. The projections were based on the plan’s target asset allocation.

Discount Rate Assumption

To determine the assumed discount rate, the Companies use a model that produces a yield curve based on yields on selected highly rated (Aa or higher by either Moody’s Investors Service (Moody’s) or Standard & Poor’s) corporate bonds. Bonds with insufficient liquidity, bonds with questionable pricing information and bonds that are not representative of the overall market are excluded from consideration. For example, the bonds used in the model cannot be callable, they must have a price between 50 percent and 200 percent of the original price, the yield must lie between 1 percent and 20 percent, and the amount of the bond issue outstanding must be in excess of $50 million. The spot rates defined by the yield curve and the plan’s projected benefit payments are used to develop a weighted average discount rate.

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2014	2015	2016	2017	2018	2019-2023
Con Edison	$578	$600	$621	$640	$659	$3,527
CECONY	539	559	578	596	614	3,280

Expected Contributions

Based on estimates as of December 31, 2013, the Companies expect to make contributions to the pension plan during 2014 of $575 million (of which $536 million is to be contributed by CECONY). The Companies’ policy is to fund their accounting cost to the extent tax deductible.

Plan Assets

The asset allocations for the pension plan at the end of 2013, 2012, and 2011, and the target allocation for 2014 are as follows:

	Target Allocation Range	Plan Assets at December 31
Asset Category	2014	2013	2012	2011
Equity Securities	55% - 65%	60%	60%	61%
Debt Securities	27% - 33%	30%	31%	32%
Real Estate	8% - 12%	10%	9%	7%
Total	100%	100%	100%	100%

Con Edison has established a pension trust for the investment of assets to be used for the exclusive purpose of providing retirement benefits to participants and beneficiaries and payment of plan expenses.

CON EDISON ANNUAL REPORT	107

Notes to the Financial Statements — Continued

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

The investment objectives of the Con Edison pension plan are to maintain a level and form of assets adequate to meet benefit obligations to participants, to achieve the expected long-term total return on the trust assets within a prudent level of risk and maintain a level of volatility that is not expected to have a material impact on the Company’s expected contribution and expense or the Company’s ability to meet plan obligations. The assets of the plan have no significant concentration of risk in one country (other than the United States), industry or entity.

The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2014 reflects the results of such a study conducted in 2011.

Individual fund managers operate under written guidelines provided by Con Edison, which cover such areas as investment objectives, performance measurement, permissible investments, investment restrictions, trading and execution, and communication and reporting requirements. Con Edison management regularly monitors, and the named fiduciaries review and report to the Committee regarding, asset class performance, total fund performance, and compliance with asset allocation guidelines. Management changes fund managers and rebalances the portfolio as appropriate. At the direction of the named fiduciaries, such changes are reported to the Committee.

Assets measured at fair value on a recurring basis are summarized below under a three-level hierarchy established by the accounting rules which define the levels within the hierarchy as follows:

•	Level 1 – Consists of fair value measurements whose value is based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Consists of fair value measurements whose value is based on significant other observable inputs.

•	Level 3 – Consists of fair value measurements whose value is based on significant unobservable inputs.

The fair values of the pension plan assets at December 31, 2013 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$3,057	$-	$-	$3,057
International Equity(b)	2,303	871	-	3,174
Private Equity(c)	-	-	67	67
U.S. Government Issued Debt(d)	-	1,855	-	1,855
Corporate Bonds Debt(e)	-	1,151	-	1,151
Structured Assets Debt(f)	-	4	-	4
Other Fixed Income Debt(g)	-	150	-	150
Real Estate(h)	-	-	1,062	1,062
Cash and Cash Equivalents(i)	127	558	-	685
Futures(j)	348	-	-	348
Hedge Funds(k)	-	-	206	206
Total investments	$5,835	$4,589	$1,335	$11,759
Funds for retiree health benefits(l)	(185)	(145)	(42)	(372)
Investments (excluding funds for retiree health benefits)	$5,650	$4,444	$1,293	$11,387
Pending activities(m)				(632)
Total fair value of plan net assets				$10,755

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.
(b)	International Equity includes international equity index funds and actively-managed international equities.
(c)	Private Equity consists of global equity funds that are not exchange-traded.
(d)	U.S. Government Issued Debt includes agency and treasury securities.

108	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

(e)	Corporate Bonds Debt consists of debt issued by various corporations.
(f)	Structured Assets Debt includes commercial-mortgage-backed securities and collateralized mortgage obligations.
(g)	Other Fixed Income Debt includes municipal bonds, sovereign debt and regional governments.
(h)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.
(i)	Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.
(j)	Futures consist of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.
(k)	Hedge Funds are within a commingled structure which invests in various hedge fund managers who can invest in all financial instruments.
(l)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note F.
(m)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received and reflects adjustments for available estimates at year end.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2013 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2013	Assets Still Held at Reporting Date – Unrealized Gains/ (Losses)	Assets Sold During the Year – Realized Gains/(Losses)	Purchases Sales and Settlements	Transfer In/(Out) of Level 3	Ending Balance as of December 31, 2013
Real Estate	$833	$114	$1	$114	$-	$1,062
Private Equity	20	5	-	42	-	67
Hedge Funds	-	6	-	200	-	206
Total investments	$853	$125	$1	$356	$-	$1,335
Funds for retiree health benefits	(31)	(3)	-	(8)	-	(42)
Investments (excluding funds for retiree health benefits)	$822	$122	$1	$348	$-	$1,293

The fair values of the pension plan assets at December 31, 2012 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$2,637	$-	$-	$2,637
International Equity(b)	2,242	753	-	2,995
Private Equity(c)	-	-	20	20
U.S. Government Issued Debt(d)	-	1,626	-	1,626
Corporate Bonds Debt(e)	-	993	-	993
Structured Assets Debt(f)	-	30	-	30
Other Fixed Income Debt(g)	-	123	-	123
Real Estate(h)	-	-	833	833
Cash and Cash Equivalents(i)	83	328	-	411
Futures(j)	210	-	-	210
Total investments	$5,172	$3,853	$853	$9,878
Funds for retiree health benefits(k)	(185)	(137)	(31)	(353)
Investments (excluding funds for retiree health benefits)	$4,987	$3,716	$822	$9,525
Pending activities(l)				(390)
Total fair value of plan net assets				$9,135

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.
(b)	International Equity includes international equity index funds and actively-managed international equities.
(c)	Private Equity consists of global equity funds that are not exchange-traded.
(d)	U.S. Government Issued Debt includes agency and treasury securities.
(e)	Corporate Bonds Debt consists of debt issued by various corporations.
(f)	Structured Assets Debt includes commercial-mortgage-backed securities and collateralized mortgage obligations.
(g)	Other Fixed Income Debt includes municipal bonds, sovereign debt and regional governments.
(h)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.
(i)	Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.
(j)	Futures consist of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.
(k)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note F.
(l)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received and reflects adjustments for available estimates at year end.

CON EDISON ANNUAL REPORT	109

Notes to the Financial Statements — Continued

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2012 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2012	Assets Still Held at Reporting Date – Unrealized Gains/(Losses)	Assets Sold During the Year – Realized Gains/(Losses)	Purchases Sales and Settlements	Transfer In/(Out) of Level 3	Ending Balance as of December 31, 2012
Real Estate	$572	$48	$1	$212	$-	$833
Private Equity	-	1	-	19	-	20
Corporate Bonds	94	-	-	(33)	(61)	-
Structured Assets	13	-	(6)	-	(7)	-
Other Fixed Income	29	-	-	(6)	(23)	-
Total investments	$708	$49	$(5)	$192	$(91)	$853
Funds for retiree health benefits	(28)	(2)	-	(4)	3	(31)
Investments (excluding funds for retiree health benefits)	$680	$47	$(5)	$188	$(88)	$822

The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31
(Millions of Dollars)	2013	2012	2011
Con Edison	$30	$23	$23
CECONY	26	21	21

Note F — Other Postretirement Benefits

The Utilities currently have contributory comprehensive hospital, medical and prescription drug programs for all retirees, their dependents and surviving spouses.

CECONY also has a contributory life insurance program for bargaining unit employees and provides basic life insurance benefits up to a specified maximum at no cost to retired management employees. O&R has a non-contributory life insurance program for retirees. Certain employees of Con Edison’s competitive energy businesses are eligible to receive benefits under these programs.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for 2013, 2012, and 2011 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2013	2012	2011	2013	2012	2011
Service cost	$23	$26	$26	$18	$21	$20
Interest cost on accumulated other postretirement benefit obligation	54	73	83	46	63	72
Expected return on plan assets	(77)	(85)	(88)	(68)	(75)	(78)
Recognition of net actuarial loss	65	98	88	57	87	80
Recognition of prior service cost	(27)	(21)	(10)	(23)	(18)	(11)
Recognition of transition obligation	-	2	4	-	2	4
NET PERIODIC POSTRETIREMENT BENEFIT COST	$38	$93	$103	$30	$80	$87
Cost capitalized	(15)	(32)	(35)	(12)	(28)	(29)
Reconciliation to rate level	58	20	14	50	16	13
Cost charged to operating expenses	$81	$81	$82	$68	$68	$71

110	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

Funded Status

The funded status of the programs at December 31, 2013, 2012, and 2011 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2013	2012	2011	2013	2012	2011
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,454	$1,756	$1,642	$1,238	$1,511	$1,426
Service cost	23	26	25	18	21	20
Interest cost on accumulated postretirement benefit obligation	54	73	83	46	63	72
Amendments	-	(127)	-	-	(89)	-
Net actuarial loss/(gain)	(42)	(175)	109	(20)	(178)	86
Benefits paid and administrative expenses	(136)	(146)	(144)	(126)	(134)	(132)
Participant contributions	38	37	33	38	36	32
Medicare prescription subsidy	4	10	8	4	8	7
BENEFIT OBLIGATION AT END OF YEAR	$1,395	$1,454	$1,756	$1,198	$1,238	$1,511
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$1,047	$947	$942	$922	$840	$839
Actual return on plan assets	153	124	20	134	109	19
Employer contributions	9	83	84	9	71	74
EGWP payments	8	-	-	7	-	-
Participant contributions	38	37	33	38	36	32
Benefits paid	(142)	(144)	(132)	(133)	(134)	(124)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$1,113	$1,047	$947	$977	$922	$840
FUNDED STATUS	$(282)	$(407)	$(809)	$(221)	$(316)	$(671)
Unrecognized net loss	$70	$251	$563	$54	$197	$496
Unrecognized prior service costs	(78)	(105)	(1)	(61)	(84)	(15)
Unrecognized net transition liability at January 1, 1993	-	-	4	-	-	4

In 2012, the Utilities amended their postretirement life and health benefit plans for management employees, resulting in a reduction to the obligation of $102 million. Also in 2012, the Utilities amended the retiree contributions for supplemental postretirement life insurance for CECONY management and weekly retirees, resulting in a reduction to the obligation of $25 million. Also in 2012, the Utilities elected to change the method of receiving the subsidy under Medicare Part D for retiree prescription drug coverage from the Retiree Drug Subsidy to the Employer Group Waiver Plan (EGWP) beginning in January 2013. Participation in the EGWP allows Con Edison to offer substantially the same postretirement benefits to eligible participants while increasing subsidy reimbursements received by the plans from the Federal Government. This change was effective January 2013 and, as a result, the Utilities recognized a reduction to its postretirement health benefit obligation of $306 million as of December 31, 2012, which was recorded as an actuarial gain.

The decrease in the value of the other postretirement benefit plan obligation (due primarily to increased discount rates) and an increase in actual return on plan assets, were the primary drivers in the decreased liability for other postretirement benefits at Con Edison and CECONY of $125 million and $95 million, respectively, compared with December 31, 2012. For Con Edison, this decreased liability resulted in a decrease to regulatory assets of $148 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations and a credit to OCI of $4 million (net of taxes) for the unrecognized net losses and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries.

For CECONY, the decrease in liability resulted in a decrease to regulatory assets of $120 million for unrecognized net losses and unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations and an immaterial change to OCI for unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses.

A portion of the unrecognized net losses and prior service costs for the other postretirement benefits, equal to $59 million

CON EDISON ANNUAL REPORT	111

Notes to the Financial Statements — Continued

and $(19) million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $52 million and $(15) million, respectively, for CECONY.

Assumptions

The actuarial assumptions were as follows:

	2013	2012	2011
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	4.50%	3.75%	4.55%
O&R	4.75%	4.05%	4.55%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate
CECONY	3.75%	4.55%	5.40%
O&R	4.05%	4.55%	5.40%
Expected Return on Plan Assets	7.75%	8.50%	8.50%

Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies, and the assumed discount rate.

The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2013 was 5.75 percent, which is assumed to decrease gradually to 4.50 percent by 2018 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as of December 31, 2013 was 5.50 percent, which is assumed to decrease gradually to 4.50 percent by 2018 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2014:

	Con Edison		CECONY
	1-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$(35)	$27	$(53)	$41
Effect on service cost and interest cost components for 2013	(2)	1	(4)	3

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies:

(Millions of Dollars)	2014	2015	2016	2017	2018	2019-2023
BENEFIT PAYMENTS
Con Edison	$105	$105	$102	$101	$99	$465
CECONY	94	94	91	89	88	403

Expected Contributions

Based on estimates as of December 31, 2013, Con Edison expects to make a contribution of $7 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2014.

Plan Assets

The asset allocations for CECONY’s other postretirement benefit plans at the end of 2013, 2012 and 2011, and the target allocation for 2014 are as follows:

	Target Allocation Range	Plan Assets at December 31
Asset Category	2014	2013	2012	2011
Equity Securities	57% - 73%	61%	62%	62%
Debt Securities	26% - 44%	39%	38%	38%
Total	100%	100%	100%	100%

Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.

Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.

112	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

The fair values of the plan assets at December 31, 2013 by asset category (see description of levels in Note E) are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
Equity(a)	$-	$450	$-	$450
Other Fixed Income Debt(b)	-	286	-	286
Cash and Cash Equivalents(c)	-	7	-	7
Total investments	$-	$743	$-	$743
Funds for retiree health benefits(d)	185	145	42	372
Investments (including funds for retiree health benefits)	$185	$888	$42	$1,115
Pending activities(e)				(2)
Total fair value of plan net assets				$1,113

(a)	Equity includes a passively managed commingled index fund benchmarked to the MSCI All Country World Index.
(b)	Other Fixed Income Debt includes a passively managed commingled index fund benchmarked to the Barclays Capital Aggregate Index.
(c)	Cash and Cash Equivalents include short term investments and money markets.
(d)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note E.
(e)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year end.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2013 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2013	Assets Still Held at Reporting Date – Unrealized Gains/(Losses)	Assets Sold During the Year – Realized Gains/(Losses)	Purchases Sales and Settlements	Transfers In/(Out) of Level 3	Ending Balance as of December 31, 2013
Total investments	$-	$-	$-	$-	$-	$-
Funds for retiree health benefits	31	3	-	8	-	42
Investments (including funds for retiree health benefits)	$31	$3	$-	$8	$-	$42

The fair values of the plan assets at December 31, 2012 by asset category (see description of levels in Note E) are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$127	$184	$-	$311
International Equity(b)	-	124	-	124
Other Fixed Income(c)	-	229	-	229
Cash and Cash Equivalents(d)	-	23	-	23
Total investments	$127	$560	$-	$687
Funds for retiree health benefits(e)	185	137	31	353
Investments (including funds for retiree health benefits)	$312	$697	$31	$1,040
Pending activities(f)				7
Total fair value of plan net assets				$1,047

(a)	U.S. Equity includes both actively-and passively-managed assets with investments in domestic equity index funds and commingled funds.
(b)	International Equity includes commingled international equity funds.
(c)	Other Fixed Income includes commingled funds, which are valued at Net Asset Value.
(d)	Cash and Cash Equivalents include short term investments and money markets.
(e)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note E.
(f)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year end.

CON EDISON ANNUAL REPORT	113

Notes to the Financial Statements — Continued

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2012 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2012	Assets Still Held at Reporting Date — Unrealized Gains/(Losses)	Assets Sold During the Year — Realized Gains/(Losses)	Purchases Sales and Settlements	Transfers In/(Out) of Level 3	Ending Balance as of December 31, 2012
Total investments	$-	$-	$-	$-	$-	$-
Funds for retiree health benefits	28	2	-	4	(3)	31
Investments (including funds for retiree health benefits)	$28	$2	$-	$4	$(3)	$31

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

The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2013 and 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Accrued Liabilities:
Manufactured gas plant sites	$665	$462	$562	$351
Other Superfund Sites	84	83	82	82
Total	$749	$545	$644	$433
Regulatory assets	$938	$730	$830	$615

Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. However, for some of the sites, the extent and associated cost of the required remediation has not yet been determined. As investigations progress and information pertaining to the required remediation becomes available, the Utilities expect that additional liability may be accrued, the amount of which is not presently determinable but may be material. Under their current rate plans, the Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) certain site investigation and remediation costs.

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites at December 31, 2013 and 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Remediation costs incurred	$41	$31	$35	$26
Insurance recoveries received*	-	4	-	4

*	Reduced amount deferred for recovery from customers

In 2013, CECONY estimated that for its manufactured gas plant sites, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other

114	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

manufactured gas plant-related environmental contaminants could range up to $2.4 billion. In 2013, O&R estimated that for its manufactured gas plant sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range up to $167 million. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2013, Con Edison and CECONY estimated that their aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years were $8 million and $7 million, respectively. The estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate plans, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2013 and 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Accrued liability – asbestos suits	$8	$10	$7	$10
Regulatory assets – asbestos suits	$8	$10	$7	$10
Accrued liability – workers’ compensation	$87	$94	$82	$89
Regulatory assets – workers’ compensation	$12	$19	$12	$19

Note H — Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately 90 suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. At December 31, 2013, the company has accrued its estimated liability for the suits of $50 million and an insurance receivable in the same amount.

Other Contingencies

See “Other Regulatory Matters” in Note B.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $1,331 million and $859 million at December 31, 2013 and 2012, respectively.

A summary, by type and term, of Con Edison’s total guarantees at December 31, 2013 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Energy transactions	$753	$30	$58	$841
Solar energy projects	445	14	-	459
Other	31	-	-	31
Total	$1,229	$44	$58	$1,331

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

Solar Energy Projects — Con Edison and Con Edison Development guarantee payments associated with the investment in solar energy facilities on behalf of their

CON EDISON ANNUAL REPORT	115

Notes to the Financial Statements — Continued

wholly-owned subsidiaries. In addition, Con Edison Development has entered into a guarantee ($80 million maximum) on behalf of an entity in which it has a 50 percent interest (see Note Q) in connection with the construction of solar energy facilities. Con Edison Development also provided $3 million in guarantees to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar energy facilities performed by its subsidiaries.

Other — Other guarantees primarily relate to guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions ($25 million). In addition, Con Edison issued a guarantee to the Public Utility Commission of Texas covering obligations of Con Edison Solutions as a retail electric provider. Con Edison’s estimate of the maximum potential obligation for this guarantee is $5 million as of December 31, 2013.

Note I – Electricity Purchase Agreements

CECONY has long-term electricity purchase agreements with non-utility generators and others for generating capacity. The company recovers its purchased power costs in accordance with provisions approved by the NYSPSC. See “Recoverable Energy Costs” in Note A.

At December 31, 2013, the significant terms of the electricity purchase agreements were as follows:

Facility	Equity Owner	Plant Output (MW)	Contracted Output (MW)	Contract Start Date	Contract Term (Years)
Indian Point	Entergy Nuclear Power Marketing, LLC	1,299	500	August 2001	16
Independence	Sithe/Independence Power Partners, LP	1,254	689	November 1994	20
Linden Cogeneration	Cogen Technologies Linden Venture, LP	1,035	546	May 1992	25
Astoria Energy	Astoria Energy, LLC	640	500	May 2006	10
Selkirk	Selkirk Cogen Partners, LP	446	265	September 1994	20
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	322	217	November 1996	40
Indeck Corinth	Indeck Energy Services of Corinth, Inc.	147	132	July 1995	20

Assuming performance by the parties to the electricity purchase agreements, CECONY is obligated over the terms of the agreements to make capacity and other fixed payments.

The future capacity and other fixed payments under the contracts are estimated to be as follows:

(Millions of Dollars)	2014	2015	2016	2017	2018	All Years Thereafter
CECONY	$447	$235	$169	$113	$57	$875

For energy delivered under most of the electricity purchase agreements, CECONY is obligated to pay variable prices. The company’s payments under the agreements for capacity, energy and other fixed payments in 2013, 2012, and 2011 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2013	2012	2011
Linden Cogeneration	$346	$297	$379
Indian Point	220	204	238
Selkirk	215	196	209
Astoria Energy	183	181	225
Independence	121	127	121
Brooklyn Navy Yard	118	93	123
Indeck Corinth	79	66	77
Total	$1,282	$1,164	$1,372

116	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

Note J – Leases

Con Edison’s subsidiaries lease electric transmission facilities, gas distribution facilities, land, office buildings and equipment. In accordance with the accounting rules for leases, these leases are classified as either capital leases or operating leases. Most of the operating leases provide the option to renew at the fair rental value for future periods. Generally, it is expected that leases will be renewed or replaced in the normal course of business.

Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with the accounting rules for regulated operations, the amortization of the leased asset is based on the rental payments recovered from customers. The following assets under capital leases are included in the Companies’ consolidated balance sheets at December 31, 2013 and 2012:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
UTILITY PLANT
Common	$3	$3	$2	$2

The accumulated amortization of the capital leases for Con Edison and CECONY was $1 million and $0.6 million, respectively at December 31, 2013, and $1 million and $0.4 million, respectively at December 31, 2012.

The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)	Con Edison	CECONY
2014	$1	$1
2015	1	1
2016	-	-
2017	-	-
2018	1	1
All years thereafter	-	-
Total	3	3
Less: amount representing interest	(1)	(1)
Present value of net minimum lease payment	$2	$2

Operating leases: The future minimum lease commitments under the Companies’ non-cancelable operating lease agreements are as follows:

(Millions of Dollars)	Con Edison	CECONY
2014	$17	$13
2015	17	13
2016	16	13
2017	16	12
2018	15	12
All years thereafter	90	61
Total	$171	$124

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into transactions in which it leased property and then immediately subleased the properties back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involved electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison accounted for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, was carried as a single amount in Con Edison’s consolidated balance sheet and income was recognized pursuant to a method that incorporated a level rate of return for those years when net investment in the lease was positive. At December 31, 2012, the company’s net investment in the LILO transactions was $(76) million, comprised of a $228 million gross investment less $304 million of deferred tax liabilities. During 2013, as discussed below, the company terminated its LILO transactions and at December 31, 2013 no longer had an investment recorded for these leases in its consolidated balance sheet.

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

CON EDISON ANNUAL REPORT	117

Notes to the Financial Statements — Continued

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

As a result of the January 2013 Court of Appeals decision, Con Edison recorded an after-tax charge of $150 million to reflect, as required by the accounting rules for leveraged lease transactions, the recalculation of the accounting effect of the LILO transactions based on the revised after-tax cash flows projected from the inception of the leveraged leases as well as the interest on the potential tax liability resulting from the disallowance of federal and state income tax losses with respect to the LILO transactions (see “Uncertain Tax Positions” in Note L). In June 2013, the 1999 LILO transaction was terminated, as a result of which the company realized a $29 million gain (after-tax) and received net cash proceeds of $108 million. In August 2013, the 1997 LILO transaction was terminated, resulting in a $26 million gain (after-tax) and net cash proceeds of $92 million. The effect on Con Edison’s consolidated income statement is as follows:

(Millions of Dollars)	For the Year Ended December 31, 2013
Decrease to non-utility operating revenues	$(27)
Increase to other interest expense	(131)
Income tax benefit	63
Total decrease in net income	$(95)

The transactions did not impact earnings in 2012 or 2011.

In January 2013, to defray interest charges, the company deposited $447 million with federal and state tax agencies relating primarily to the potential tax liability from the LILO transactions in past tax years and interest thereon. During 2013, $125 million of the deposit was returned from the IRS at the company’s request. Also in 2013, the deposit balance was reduced by an additional $48 million, due to a $10 million refund from the IRS and the application of $38 million toward the settlement of tax and interest for certain tax years, primarily relating to tax liability from the LILO transactions. In 2014, the company expects to apply the remainder of its January 2013 deposit against its federal and state tax liabilities for other tax years.

Note K – Goodwill

In 2013 and 2012, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of the goodwill were allocated to CECONY and O&R, respectively. In 2013 and 2012, Con Edison completed impairment tests for the goodwill of $23 million related to two energy services companies acquired by Con Edison Solutions and an interest in a gas storage company acquired by Con Edison Development, and determined that the goodwill was not impaired.

118	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

Note L – Income Tax

The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2013	2012	2011	2013	2012	2011
State
Current	$151	$29	$56	$111	$53	$53
Deferred	(70)	97	63	(14)	53	55
Federal
Current	285	(13)	53	187	110	43
Deferred	115	493	434	241	318	413
Amortization of investment tax credits	(5)	(6)	(6)	(5)	(5)	(6)
Total charge to income tax expense	$476	$600	$600	$520	$529	$558

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Deferred tax liabilities:
Depreciation	$4,602	$4,210	$4,277	$3,909
Regulatory asset – future income tax	2,294	2,061	2,165	1,962
State income tax	1,111	1,060	1,008	897
Unrecognized pension and other postretirement costs	1,109	2,312	1,060	2,202
Pension	674	736	667	730
Capitalized overheads	566	565	501	496
Unamortized investment tax credits	43	49	42	47
Other	1,048	931	869	528
Total deferred tax liabilities	11,447	11,924	10,589	10,771
Deferred tax assets:
Unrecognized pension and other postretirement costs	1,109	2,312	1,060	2,202
Regulatory liability – future income tax	126	126	112	117
State income tax	555	382	500	357
Loss carryforwards	12	252	-	136
Loss carryforwards, valuation reserve	(12)	(15)	-	-
Other	1,313	791	1,185	700
Total deferred tax assets	3,103	3,848	2,857	3,512
Net deferred tax liabilities and investment tax credits	$8,344	$8,076	$7,732	$7,259
Deferred income taxes and investment tax credits – noncurrent	$8,466	$8,372	$7,832	$7,452
Deferred tax assets – current	(122)	(296)	(100)	(193)
Net deferred tax liabilities and investment tax credits	$8,344	$8,076	$7,732	$7,259

CON EDISON ANNUAL REPORT	119

Notes to the Financial Statements — Continued

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2013	2012	2011	2013	2012	2011
STATUTORY TAX RATE
Federal	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	4	4	5	5	4	5
Cost of removal	(5)	(4)	(4)	(5)	(4)	(4)
Manufacturing deduction	(1)	-	-	-	-	-
Other	(2)	(1)	-	(1)	(1)	-
Effective Tax Rate	31%	34%	36%	34%	34%	36%

In 2013, Con Edison applied its entire amount of federal and New York State net operating loss carryforwards of $529 million and $213 million, respectively. For New York City income tax purposes, Con Edison has a net operating loss carryforward available from the years 1999 through 2013 for which a deferred tax asset of $12 million has been recognized and will not expire until the years 2019 through 2033. A full valuation allowance has been provided; as it is not more likely than not that the deferred tax asset will be realized.

In September 2013, the IRS issued final regulations, effective in 2014, that provide guidance on the appropriate tax treatment of costs incurred to acquire, produce or improve tangible property, as well as routine maintenance and repair costs. Proposed regulations were issued addressing the tax treatment of asset dispositions. The application of these regulations is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

Uncertain Tax Positions

Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

The Companies’ 2011 and 2010 federal income tax returns reflect, among other things, an incremental current deduction for the costs of certain repairs to utility plant (the “repair allowance deductions”). Prior to 2009, the Companies capitalized such costs and included these costs in depreciation expense in federal income tax returns. In 2012, with respect to the repair allowance deductions, Con Edison and CECONY recorded liabilities for uncertain tax positions of $72 million and $66 million, respectively. In 2013, the IRS accepted the Companies’ repair allowance deductions. As a result of this settlement, Con Edison and CECONY reduced their estimated liabilities for prior year uncertain tax positions by $72 million and $66 million, respectively, with a corresponding increase to accumulated deferred income tax liabilities.

In addition, as a result of the January 2013 Court of Appeals decision (see “Lease In/Lease Out Transactions” in Note J), Con Edison increased its estimated prior year liabilities for federal and state uncertain tax positions by $249 million, with a corresponding reduction to accumulated deferred income tax liabilities. In June 2013, Con Edison entered into a closing agreement with the IRS regarding the 1997 and 1999 LILO transactions, as a result of which Con Edison decreased its estimated prior year liabilities for federal and state uncertain tax positions by $249 million, with a corresponding increase to its current income tax liability. These changes to the Companies’ estimated liabilities for uncertain tax positions had no impact on income tax expense for the year ended December 31, 2013.

During the third quarter of 2013, the IRS completed its audits of the Companies’ federal income tax returns for the tax years 1998 through 2011 and Con Edison and CECONY recognized income tax benefits of approximately $13 million and $7 million, respectively, including $6 million that favorably affected Con Edison’s effective tax rate in 2013. Any adjustments to the federal income tax returns would result in changes to the Companies’ state income tax returns. The Companies’ state income tax returns for their primary jurisdiction, New York, for years beginning with 2006 remain open for examination.

120	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

	Con Edison			CECONY
(Millions of Dollars)	2013	2012	2011	2013	2012	2011
Balance at January 1	$86	$130	$93	$74	$114	$79
Additions based on tax positions related to the current year	5	12	76	-	11	74
Additions based on tax positions of prior years	253	-	4	-	-	3
Reductions for tax positions of prior years	(86)	(57)	(43)	(74)	(52)	(42)
Settlements	(249)	1	-	-	1	-
Balance at December 31	$9	$86	$130	$-	$74	$114

At December 31, 2013, the Companies’ estimated liabilities for uncertain tax positions ($9 million for Con Edison and an immaterial amount for CECONY) were classified on their respective consolidated balance sheets as a noncurrent liability ($9 million for Con Edison) and as a current liability (an immaterial amount for CECONY). As of December 31, 2013, the Companies reasonably expect to resolve an immaterial amount of their uncertain tax positions within the next 12 months.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2013, Con Edison recognized $121 million of interest expense ($131 million related to the LILO transactions, less a reduction of $10 million in accrued interest expense primarily associated with repair allowance deductions and reversing other uncertain tax positions in 2013). In 2012 and 2011, the Companies recognized an immaterial amount of interest and no penalties for uncertain tax positions in their consolidated income statements. At December 31, 2013 and 2012, the Companies recognized an immaterial amount of interest and no penalties in their consolidated balance sheets.

At December 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the Companies’ effective tax rate is $9 million for Con Edison and an immaterial amount for CECONY.

Note M – Stock-Based Compensation

The Companies may compensate employees and directors with, among other things, stock options, stock units, restricted stock units and contributions to the stock purchase plan. The 1996 Stock Option Plan, under which no new awards may be issued, provided for awards of stock options to officers and employees. The last awards under the 1996 Stock Option Plan expired in 2013. The Long Term Incentive Plan, approved by Con Edison’s shareholders in 2003 (the 2003 LTIP), and the Long Term Incentive Plan, approved by Con Edison’s shareholders in 2013 (2013 LTIP), are collectively referred to herein as the LTIP. The LTIP provides for, among other things, awards to employees of restricted stock units and stock options and, to Con Edison’s non-employee directors, stock units. Existing awards under the 2003 LTIP continue in effect, however no new awards may be issued under the 2003 LTIP. The 2013 LTIP provides for awards for up to five million shares of common stock.

Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased in the open market. The Companies intend to use treasury shares to fulfill their stock-based compensation obligations for 2014.

Under the accounting rules for stock compensation, the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the years ended December 31, 2013, 2012, and 2011:

	Con Edison			CECONY
(Millions of Dollars)	2013	2012	2011	2013	2012	2011
Performance-based restricted stock	$20	$14	$48	$18	$13	$44
Time-based restricted stock	2	1	3	2	1	3
Non-employee director deferred stock compensation	2	1	1	2	1	1
Total	$24	$16	$52	$22	$15	$48
Income Tax Benefit	$10	$6	$21	$9	$6	$20

CON EDISON ANNUAL REPORT	121

Notes to the Financial Statements — Continued

Stock Options

The Companies last issued stock options in 2006. The stock options generally vested over a three-year period and have a term of ten years. Options were granted at an exercise price equal to the fair market value of a common share when the option was granted. The Companies generally recognized compensation expense (based on the fair value of stock option awards) over the continuous service period in which the options vested. Awards to employees eligible for retirement were expensed in the month awarded.

The outstanding options are “equity awards” because shares of Con Edison common stock are delivered upon exercise of the options. As equity awards, the fair value of the options is measured at the grant date. There were no options granted in 2013 and 2012.

A summary of changes in the status of stock options awarded as of December 31, 2013 is as follows:

	Con Edison		CECONY
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/12	606,475	$43.008	481,175	$42.973
Exercised	(123,165)	41.539	(98,165)	41.553
Forfeited	(2,000)	43.170	(2,000)	43.170
Outstanding at 12/31/13	481,310	$43.383	381,010	$43.338
The changes in the fair value of all outstanding options from their grant dates to December 31, 2013 and 2012 (aggregate intrinsic value) for Con Edison were $6 million and $8 million, respectively. The changes in the fair value of all outstanding options from their grant dates to December 31, 2013 and 2012 (aggregate intrinsic value) for CECONY were $5 million and $6 million, respectively. The aggregate intrinsic value of options exercised in 2013 and 2012 were $2 million and $5 million, respectively, and the cash received by Con Edison for payment of the exercise price was $5 million and $14 million, respectively. The weighted average remaining contractual life of options outstanding is one year as of December 31, 2013.

The following table summarizes stock options outstanding at December 31, 2013 for each plan year for the Companies:

		Con Edison		CECONY
Plan Year	Remaining Contractual Life	Options Outstanding/ Exercisable	Weighted Average Exercise Price	Options Outstanding/ Exercisable	Weighted Average Exercise Price
2006	2	201,700	$43.768	165,100	$43.705
2005	1	150,410	42.252	122,810	42.268
2004	<1	129,200	44.100	93,100	44.100
Total		481,310	$43.383	381,010	$43.338

The income tax benefit Con Edison realized from stock options exercised in the years ended December 31, 2013, 2012 and 2011 was $10 million, an immaterial amount and $2 million, respectively.

Restricted Stock and Stock Units

Restricted stock and stock unit awards under the LTIP have been made as follows: (i) time-based awards to certain employees; (ii) awards that provide for adjustment of the number of units (performance-restricted stock units or Performance RSUs) to certain officers and employees; and (iii) awards to non-employee directors. Restricted stock and stock units awarded represent the right to receive, upon vesting, shares of Con Edison common stock, or, except for units awarded under the directors’ plan, the cash value of shares or a combination thereof.

In accordance with the accounting rules for stock compensation, for time-based awards, the Companies have accrued a liability based on the market value of a common share on the grant date and are recognizing compensation expense over the vesting period. The vesting period for awards is three years and is based on the employee’s continuous service to Con Edison. Prior to vesting, the awards are subject

122	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income. A summary of changes in the status of time-based awards during the year ended December 31, 2013 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at 12/31/12	65,140	$51.339	61,690	$51.334
Granted	25,490	60.990	24,290	60.988
Vested	(22,538)	45.432	(21,438)	45.478
Forfeited	(1,512)	56.255	(1,512)	56.255
Non-vested at 12/31/13	66,580	$56.921	63,030	$56.928

The total expense to be recognized by the Companies in future periods for unvested time-based awards outstanding as of December 31, 2013 for Con Edison was $2 million, including $1 million for CECONY, and is expected to be recognized over a weighted average period of one year.

The number of units in each annual Performance RSU award is subject to adjustment as follows: (i) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 150 percent for management employees and from 0 to 200 percent for officers, based on Con Edison’s total shareholder return relative to a specified peer group during a specified performance period (the TSR portion); and (ii) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 120 percent for management employees and from 0 to 200 percent for officers based on determinations made in connection with CECONY’s Executive Incentive Plan, CECONY’s Management Variable Pay Plan for non-officers, or, for certain officers, the O&R Annual Team Incentive Plan or goals relating to Con Edison’s competitive energy businesses (the EIP portion). Performance RSU awards generally vest when the performance period ends.

For the TSR portion of Performance RSUs, the Companies use a Monte Carlo simulation model to estimate the fair value of the awards. The fair value is recomputed each reporting period as of the earlier of the reporting date and the vesting date. For the EIP portion of Performance RSUs, the fair value of the awards is determined using the market price as of the earlier of the reporting date or the vesting date multiplied by the average EIP determination over the vesting period. Performance RSUs are “liability awards” because each Performance RSU represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, changes in the fair value of the Performance RSUs are reflected in net income. The following table illustrates the assumptions used to calculate the fair value of the awards:

2013
Risk-free interest rate	0.13% - 5.17%
Expected term	3 years
Expected volatility	13.52%

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

A summary of changes in the status of the Performance RSUs’ TSR portion during the year ended December 31, 2013 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value*	Units	Weighted Average Grant Date Fair Value*
Non-vested at 12/31/12	618,910	$44.659	502,701	$44.681
Granted	231,435	55.121	174,019	55.620
Vested	(221,695)	41.340	(178,549)	41.340
Forfeited	(67,851)	52.669	(49,645)	52.592
Non-vested at 12/31/13	560,799	$49.319	448,526	$49.377

*	Fair value is determined using the Monte Carlo simulation described above. Weighted average grant date fair value does not reflect any accrual or payment of dividends prior to vesting.

A summary of changes in the status of the Performance RSUs’ EIP portion during the year ended December 31, 2013 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value*	Units	Weighted Average Grant Date Fair Value*
Non-vested at 12/31/12	618,910	$50.738	502,701	$50.783
Granted	231,435	57.829	174,019	58.188
Vested	(221,695)	44.540	(178,549)	44.540
Forfeited	(67,851)	57.359	(49,645)	57.322
Non-vested at 12/31/13	560,799	$55.314	448,526	$55.416

CON EDISON ANNUAL REPORT	123

Notes to the Financial Statements — Continued

*	Fair value is determined using the market price of one share of Con Edison common stock on the grant date. The market price has not been discounted to reflect that dividends do not accrue and are not payable on Performance RSUs until vesting.

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of December 31, 2013 is $18 million, including $15 million for CECONY and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY.

Under the LTIP, each non-employee director receives stock units, which are deferred until the director’s separation from service or another date specified by the director. Each director may also elect to defer all or a portion of their retainers and meeting fees into additional stock units, which are deferred until the director’s termination of service or another date specified by the director. Directors may elect to receive dividend equivalents earned on stock units either in deferred stock units or cash payments. Non-employee directors’ stock units issued under the LTIP are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the year ended December 31, 2013, approximately 32,114 units were issued at a weighted average grant date price of $59.16.

Stock Purchase Plan

The Stock Purchase Plan provides for the Companies to contribute up to $1 for each $9 invested by their directors, officers or employees to purchase Con Edison common stock under the plan. Eligible participants may invest up to $25,000 during any calendar year (subject to an additional limitation for officers and employees of not more than 20 percent of their pay). Dividends paid on shares held under the plan are reinvested in additional shares unless otherwise directed by the participant.

Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2013, 2012, and 2011, 864,281, 665,718 and 721,520 shares were purchased under the Stock Purchase Plan at a weighted average price of $57.24, $59.72 and $52.50 per share, respectively.

Note N — Financial Information by Business Segment

The business segments of each of the Companies, which are its operating segments, were determined based on management’s reporting and decision-making requirements in accordance with the accounting rules for segment reporting.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities.

All revenues of these business segments are from customers located in the United States of America. Also, all assets of the business segments are located in the United States of America. The accounting policies of the segments are the same as those described in Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

124	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2013 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Operating income	Interest charges	Income tax expense	Total assets*	Construction expenditures
CECONY
Electric	$8,131	$16	$749	$1,595	$402	$380	$27,673	$1,471
Gas	1,616	5	130	362	83	112	6,008	536
Steam	683	82	67	103	36	39	2,577	128
Consolidation adjustments	-	(103)	-	-	-	-	-	-
Total CECONY	$10,430	$-	$946	$2,060	$521	$531	$36,258	$2,135
O&R
Electric	$628	$-	$41	$87	$25	$13	$1,898	$98
Gas	205	-	15	33	11	7	645	37
Other*	-	-	-	-	1	-	2	-
Total O&R	$833	$-	$56	$120	$37	$20	$2,545	$135
Competitive energy businesses	$1,096	$5	$23	$63	$135	$(41)	$1,314	$378
Other**	(5)	(5)	(1)	1	26	(6)	530	-
Total Con Edison	$12,354	$-	$1,024	$2,244	$719	$504	$40,647	$2,648
As of and for the Year Ended December 31, 2012 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Operating income	Interest charges	Income tax expense	Total assets*	Construction expenditures
CECONY
Electric	$8,176	$15	$710	$1,693	$423	$393	$28,339	$1,375
Gas	1,415	5	120	346	82	99	5,925	426
Steam	596	77	64	54	40	22	2,621	108
Consolidation adjustments	-	(97)	-	-	-	-	-	-
Total CECONY	$10,187	$-	$894	$2,093	$545	$514	$36,885	$1,909
O&R
Electric	$592	$-	$38	$83	$19	$17	$1,960	$98
Gas	203	-	15	40	10	11	706	39
Other*	-	-	-	-	2	-	5	-
Total O&R	$795	$-	$53	$123	$31	$28	$2,671	$137
Competitive energy businesses	$1,213	$8	$8	$125	$1	$52	$1,061	$492
Other**	(7)	(8)	-	(2)	27	-	592	-
Total Con Edison	$12,188	$-	$955	$2,339	$604	$594	$41,209	$2,538
As of and for the Year Ended December 31, 2011 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Operating income	Interest charges	Income tax expense	Total assets*	Construction expenditures
CECONY
Electric	$8,228	$12	$656	$1,695	$414	$481	$27,123	$1,354
Gas	1,521	5	110	295	78	43	5,518	335
Steam	683	79	63	93	42	43	2,577	89
Consolidation adjustments	-	(96)	-	-	-	-	-	-
Total CECONY	$10,432	$-	$829	$2,083	$534	$567	$35,218	$1,778
O&R
Electric	$641	$-	$35	$81	$20	$21	$1,755	$79
Gas	214	-	13	33	12	9	722	32
Other*	-	-	-	-	2	-	8	-
Total O&R	$855	$-	$48	$114	$34	$30	$2,485	$111
Competitive energy businesses	$1,617	$13	$7	$46	$(1)	$20	$856	$114
Other**	(18)	(13)	-	(4)	27	-	655	-
Total Con Edison	$12,886	$-	$884	$2,239	$594	$617	$39,214	$2,003

*	Includes amounts related to the RECO securitization.
**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

CON EDISON ANNUAL REPORT	125

Notes to the Financial Statements — Continued

Note O — Derivative Instruments and Hedging Activities

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

The Companies enter into master agreements for their commodity derivatives. These agreements typically provide setoff in the event of contract termination. In such case, generally the non-defaulting or non-affected party’s payable will be set-off by the other party’s payable. The non-defaulting party will customarily notify the defaulting party within a specific time period and come to an agreement on the early termination amount.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities at December 31, 2013 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$166	$(101)	$65	(a)	$-	$-	$65	(a)
Derivative liabilities	(113)	98	(15)		-	-	(15)
Net derivative assets/(liabilities)	$53	$(3)	$50	(a)	$-	$-	$50	(a)
CECONY
Derivative assets	$41	$(32)	$9	(a)	$-	$-	$9	(a)
Derivative liabilities	(51)	37	(14)		-	-	(14)
Net derivative assets/(liabilities)	$(10)	$5	$(5	)(a)	$-	$-	$(5	)(a)

(a)	At December 31, 2013, Con Edison and CECONY had margin deposits of $17 million and $16 million, respectively, classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

126	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities at December 31, 2012 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$86	$(57)	$29	(a)	$-	$-	$29	(a)
Derivative liabilities	(176)	104	(72)		-	-	(72)
Net derivative assets/(liabilities)	$(90)	$47	$(43	)(a)	$-	$-	$(43	)(a)
CECONY
Derivative assets	$27	$(15)	$12	(a)	$-	$-	$12	(a)
Derivative liabilities	(83)	44	(39)		-	-	(39)
Net derivative assets/(liabilities)	$(56)	$29	$(27	)(a)	$-	$-	$(27	)(a)

(a)	At December 31, 2012, Con Edison and CECONY had margin deposits of $37 million and $18 million, respectively, classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

At December 31, 2013, Con Edison and CECONY had $164 million and $20 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $84 million with independent system operators, $46 million with commodity exchange brokers, $33 million with investment-grade counterparties and $1 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $17 million with commodity exchange brokers and $3 million with investment-grade counterparties.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

CON EDISON ANNUAL REPORT	127

Notes to the Financial Statements — Continued

The fair values of the Companies’ commodity derivatives at December 31, 2013 were:

	Fair Value of Commodity Derivatives(a)
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
	Derivative Assets
Current	Other current assets	$134	$27
Long-term	Other deferred charges and noncurrent assets	32	14
Total derivative assets		$166	$41
Impact of netting		(84)	(16)
Net derivative assets		$82	$25
	Derivative Liabilities
Current	Fair value of derivative liabilities	$82	$32
Long-term	Fair value of derivative liabilities	31	19
Total derivative liabilities		$113	$51
Impact of netting		(98)	(37)
Net derivative liabilities		$15	$14

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2012 were:

	Fair Value of Commodity Derivatives(a)
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
	Derivative Assets
Current	Other current assets	$64	$18
Long-term	Other deferred charges and noncurrent assets	22	9
Total derivative assets		$86	$27
Impact of netting		(20)	3
Net derivative assets		$66	$30
	Derivative Liabilities
Current	Fair value of derivative liabilities	$122	$58
Long-term	Fair value of derivative liabilities	54	25
Total derivative liabilities		$176	$83
Impact of netting		(104)	(44)
Net derivative liabilities		$72	$39

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The Utilities generally recover all of their prudently incurred fuel, purchased power and gas cost, including hedging gains and losses, in accordance with rate provisions approved by the applicable state utility commissions. See “Recoverable Energy Costs” in Note A. In accordance with the accounting rules for regulated operations, the Utilities record a regulatory asset or liability to defer recognition of unrealized gains and losses on their electric and gas derivatives. As gains and losses are realized in future periods, they will be recognized as purchased power, gas and fuel costs in the Companies’ consolidated income statements. Con Edison’s competitive energy businesses record realized and unrealized gains and losses on their derivative contracts in earnings in the reporting period in which they occur.

128	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the year ended December 31, 2013:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Year Ended December 31, 2013
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$14		$11
Long-term	Deferred derivative gains	-		-
Total deferred gains/(losses)		$14		$11
Current	Deferred derivative losses	$47		$38
Current	Recoverable energy costs	(39)		(37)
Long-term	Deferred derivative losses	27		13
Total deferred gains/(losses)		$35		$14
Net deferred gains/(losses)		$49		$25
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$90	(b)	$-
	Gas purchased for resale	(27)		-
	Non-utility revenue	9	(b)	-
Total pre-tax gain/(loss) recognized in income		$72		$-

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the year ended December 31, 2013, Con Edison recorded in non-utility purchased power expense an unrealized pre-tax gain of $74 million.

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the year ended December 31, 2012:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Year Ended December 31, 2012
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(1)		$(1)
Long-term	Regulatory liabilities	-		-
Total deferred gains/(losses)		$(1)		$(1)
Current	Deferred derivative losses	$95		$80
Current	Recoverable energy costs	(220)		(192)
Long-term	Deferred derivative losses	17		24
Total deferred gains/(losses)		$(108)		$(88)
Net deferred gains/(losses)		$(109)		$(89)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
Purchased power expense		$(54	)(b)	$-
Gas purchased for resale		(5)		-
Non-utility revenue		(11	)(b)	-
Total pre-tax gain/(loss) recognized in income		$(70)		$-

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the year ended December 31, 2012, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(14) million and $82 million, respectively.

CON EDISON ANNUAL REPORT	129

Notes to the Financial Statements — Continued

As of December 31, 2013, Con Edison had 1,116 contracts, including 547 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts(a)	MWHs(b)	Number of Capacity Contracts(a)	MWs(b)	Number of Contracts(a)	Dths(b)	Total Number Of Contracts(a)
Con Edison	501	16,143,806	61	6,376	554	74,672,185	1,116
CECONY	75	3,075,850	4	1,200	468	70,490,000	547

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at December 31, 2013, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison(a)		CECONY(a)
Aggregate fair value – net liabilities	$17		$14
Collateral posted	$-		$-
Additional collateral(b) (downgrade one level from current ratings)	$-		$-
Additional collateral(b) (downgrade to below investment grade from current ratings)	$11	(c)	$9	(c)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at December 31, 2013, would have amounted to an estimated $28 million for Con Edison, including $15 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(c)	Derivative instruments that are net assets have been excluded from the table. At December 31, 2013, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $41 million, including $1 million for CECONY.

Interest Rate Swap

O&R has an interest rate swap, which terminates in October 2014, pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at December 31, 2013 was an unrealized loss of $2 million, which has been included in Con Edison’s consolidated balance sheet as a current liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the year ended December 31, 2013 was $4 million. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

Note P – Fair Value Measurements

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

130	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

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

CON EDISON ANNUAL REPORT	131

Notes to the Financial Statements — Continued

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(d)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity(a)(e)(f)	$3	$3	$130	$13	$11	$6	$(62)	$3	$82	$25
Other assets(c)(e)(f)	141	134	113	103	-	-	-	-	254	237
Total	$144	$137	$243	$116	$11	$6	$(62)	$3	$336	$262
Derivative liabilities:
Commodity(a)(e)(f)	$5	$5	$84	$27	$2	$-	$(76)	$(18)	$15	$14
Interest rate contract(b)(e)(f)	-	-	2	-	-	-	-	-	2	-
Total	$5	$5	$86	$27	$2	$-	$(76)	$(18)	$17	$14

(a)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O.
(b)	See Note O.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period. There were no transfers between levels 1, 2, and 3 for the year ended December 31, 2013.
(f)	Level 2 assets and liabilities include investments held in the deferred compensation plan and/or non-qualified retirement plans, interest rate swap, or exchange-traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1, and certain over-the-counter derivative instruments for electricity and natural gas. Derivative instruments classified as Level 2 are valued using industry standard models that incorporate corroborated observable inputs; such as pricing services or prices from similar instruments that trade in liquid markets, time value, and volatility factors.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(d)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity(a)(e)(i)	$-	$-	$43	$8	$33	$10	$(10)	$12	$66	$30
Other assets(c)(e)(f)(i)	106	99	107	98	-	-	-	-	213	197
Total	$106	$99	$150	$106	$33	$10	$(10)	$12	$279	$227
Derivative liabilities:
Commodity(a)(e)(h)(i)	$12	$12	$116	$62	$38	$-	$(94)	$(35)	$72	$39
Interest rate contract(b)(e)(g)(i)	-	-	6	-	-	-	-	-	6	-
Total	$12	$12	$122	$62	$38	$-	$(94)	$(35)	$78	$39

(a)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O.
(b)	See Note O.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(f)	On March 31, 2012, other assets of $105 million for Con Edison and $95 million for CECONY were transferred from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall as of March 31, 2012.
(g)	On March 31, 2012, interest rate contract of $8 million was transferred from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(h)	During 2012, Con Edison transferred commodity derivative contract liabilities of $2 million from Level 1 to Level 2, $9 million from Level 2 to Level 1, $2 million from Level 2 to Level 3, and $11 million from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(i)	Level 2 assets and liabilities include investments held in the deferred compensation plan and/or non-qualified retirement plans, interest rate swap, or exchange-traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1, and certain over-the-counter derivative instruments for electricity and natural gas. Derivative instruments classified as Level 2 are valued using industry standard models that incorporate corroborated observable inputs; such as pricing services or prices from similar instruments that trade in liquid markets, time value, and volatility factors.

132	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

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

	Fair Value of Level 3 at December 31, 2013 (Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison – Commodity
Electricity	$0.1	Discounted Cash Flow Discounted Cash Flow	Forward energy prices(a) Forward capacity prices(a)	$27.75 - $124.75 per MWH $9.50 per kW - month
Transmission Congestion Contracts / Financial Transmission Rights	9.0	Discounted Cash Flow

Discount to adjust auction prices for inter-zonal forward price curves(b)

Discount to adjust auction prices for historical monthly realized settlements(b)

Inter-zonal forward price curves adjusted for historical zonal losses(b)

				(5.8)% - 36.5% (102.4)% - 49.1% $(0.31) - $10.25
Total Con Edison—Commodity	$9.1
CECONY – Commodity
Transmission Congestion Contracts	$6.5	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves(b) Discount to adjust auction prices for historical monthly realized settlements(b)	(5.8)% - 36.5% (102.4)% - 49.1%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2013 and 2012 and classified as Level 3 in the fair value hierarchy:

	For Year Ended December 31, 2013
		Total Gains/(Losses) – Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2013	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of December 31, 2013
Con Edison
Derivatives:
Commodity	$(5)	$7	$18	$17	$-	$-	$(28)	$-	$9
CECONY
Derivatives:
Commodity	$10	$7	$(1)	$13	$-	$-	$(23)	$-	$6

CON EDISON ANNUAL REPORT	133

Notes to the Financial Statements — Continued

	For the Year Ended December 31, 2012
		Total Gains/(Losses) – Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2012	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3		Ending Balance as of December 31, 2012
Con Edison
Derivatives:
Commodity	$(62)	$(112)	$16	$22	$-	$-	$122	$9		$(5)
Interest rate contract	(8)	(1)	-	-	-	-	1	8	(b)	-
Other assets(a)	99	3	3	-	-	-	-	(105	)(b)	-
Total	$29	$(110)	$19	$22	$-	$-	$123	$(88)		$(5)
CECONY
Derivatives:
Commodity	$(7)	$(32)	$8	$18	$-	$-	$14	$9		$10
Other assets(a)	90	3	2	-	-	-	-	(95	)(b)	-
Total	$83	$(29)	$10	$18	$-	$-	$14	$(86)		$10

(a)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.
(b)	Other assets and interest rate contract were transferred as of March 31, 2012.

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($2 million loss and $12 million loss) and purchased power costs ($5 million gain and $46 million loss) on the consolidated income statement for the years ended December 31, 2013 and 2012, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at December 31, 2013 and 2012 is included in non-utility revenues ($2 million loss and $12 million loss), and purchased power costs ($3 million gain and $46 million gain) on the consolidated income statement for the years ended December 31, 2013 and 2012, respectively.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2013, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

Note Q – Variable Interest Entities

The Companies have not identified any interests they have in any variable interest entity (VIE) that would require the Companies to include the financial position and results of operations of the VIE in the Companies’ consolidated financial statements.

The accounting rules for consolidation address the consolidation of a VIE by a business enterprise that is the primary beneficiary. A VIE is an entity that does not have a sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary is the business enterprise that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and either absorbs a significant amount of the VIE’s losses or has the right to receive benefits that could be significant to the VIE.

Con Edison enters into arrangements including leases, partnerships and electricity purchase agreements, with various entities. As a result of these arrangements, Con Edison retains or may retain a variable interest in these entities.

CECONY has a variable interest in a non-consolidated VIE, Astoria Energy, LLC (Astoria Energy), with which CECONY has entered into a long-term electricity purchase agreement. CECONY is not the primary beneficiary of this VIE since

134	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

CECONY does not have the power to direct the activities that CECONY believes most significantly impact the economic performance of Astoria Energy. In particular, CECONY has not invested in, or guaranteed the indebtedness of, Astoria Energy and CECONY does not operate or maintain Astoria Energy’s generating facilities. CECONY also has long-term electricity purchase agreements with the following five potential VIEs: Sithe/Independence Power Partners, LP, Cogen Technologies Linden Venture, LP, Selkirk Cogen Partners, LP, Brooklyn Navy Yard Cogeneration Partners, LP, and Indeck Energy Services of Corinth, Inc. In 2013, requests were made of these five counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. See Note I for information on these electricity purchase agreements, the payments pursuant to which constitute CECONY’s maximum exposure to loss with respect to Astoria Energy and the five potential VIEs.

Con Edison has a variable interest in a non-consolidated VIE, Pilesgrove Solar, LLC (Pilesgrove), in which Con Edison Development, starting in 2010, participated with a third party to develop, construct, and operate a photovoltaic solar energy project. The project was constructed for approximately $90 million and commenced commercial operation in August 2011. Con Edison is not the primary beneficiary of this VIE since the power to direct the activities that most significantly impact the economics of Pilesgrove is shared equally between Con Edison Development and the third party. Included in the Con Edison’s consolidated balance sheet at December 31, 2013 is $25 million in assets related to Pilesgrove which represents Con Edison Development’s investment including earnings in Pilesgrove and is the current maximum exposure to loss in Pilesgrove.

Con Edison has variable interests in Copper Mountain Solar 2 Holdings, LLC (CMS 2) and Mesquite Solar 1 Holdings, LLC (MS 1), non-consolidated entities in which Con Edison Development purchased a 50 percent membership interest in 2013. CMS 2 owns a project company that is developing a 150 MW (AC) solar energy project (with 92 MW currently in service) in Nevada. MS 1 owns a project company that owns a 150 MW (AC) solar energy project in Arizona. Electricity generated by the projects is sold to Pacific Gas and Electric Company pursuant to long-term power purchase agreements. Con Edison is not the primary beneficiary of these variable interest entities since the power to direct the activities that most significantly impact the economics of CMS 2 and MS 1 is shared equally between Con Edison Development and a third party. At December 31, 2013, Con Edison’s consolidated balance sheet includes $75 million and $104 million in investments (including earnings) related to CMS 2 and MS 1, respectively, which assessed in accordance with the accounting rules for variable interest entities, is Con Edison’s current maximum exposure to loss in the entities. In addition, Con Edison and Con Edison Development have issued certain guarantees to third parties in connection with the CMS 2 and MS 1 projects. See “Guarantees” in Note H.

Note R – Asset Retirement Obligations

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

The accrued liability for asset retirement obligations and the regulatory liabilities for allowance for cost of removal less salvage for the Companies at December 31, 2013 and 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Accrued liability – asset retirement obligations	$143	$159	$143	$158
Regulatory liabilities – allowance for cost of removal less salvage	$540	$503	$453	$420

CON EDISON ANNUAL REPORT	135

Notes to the Financial Statements — Continued

Note S – Related Party Transactions

The Utilities and Con Edison’s competitive businesses provide administrative and other services to each other pursuant to cost allocation procedures approved by the NYSPSC. The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2013, 2012, and 2011 were as follows:

	CECONY
(Millions of Dollars)	2013	2012	2011
Cost of services provided	$84	$83	$79
Cost of services received	$52	$49	$48

In addition, CECONY and O&R have joint gas supply arrangements, in connection with which CECONY sold to O&R $123 million, $54 million and $81 million of natural gas for the years ended December 31, 2013, 2012, and 2011, respectively. These amounts are net of the effect of related hedging transactions.

FERC has authorized CECONY through 2015 to lend funds to O&R from time to time, for periods of not more than 12 months, in amounts not to exceed $250 million outstanding at any time, at prevailing market rates. There were no outstanding loans to O&R at December 31, 2013 and 2012.

Note T – New Financial Accounting Standards

In December 2011 and January 2013, the Financial Accounting Standards Board (FASB) issued amendments to address and clarify the scope of the balance sheet off-setting disclosure guidance within Accounting Standards Codification (ASC) 210, “Balance Sheet.” ASU No. 2011-11 and ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” provide guidance that requires a reporting entity to disclose certain quantitative information concerning financial and derivative instruments that are offset in the balance sheet and a description of the rights of setoff, including the nature of such rights, associated with recognized assets and liabilities that are subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 clarifies that financial instruments subject to the disclosure guidance are (1) derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, (2) repurchase agreements and reverse purchase agreements and (3) securities borrowing and securities lending transactions that are either offset in accordance with ASC Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. A reporting entity electing gross presentation of such assets and liabilities in its balance sheet will still be subject to the same disclosure requirements. Both ASUs are applicable for fiscal years beginning on or after January 1, 2013, interim periods within those fiscal years, and retrospectively for all comparative periods presented. The application of this guidance does not have a material impact on the Companies’ financial position, results of operations and liquidity. See Note O.

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

In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force).” The new guidance permits designating the Federal Funds Effective Swap Rate as a benchmark interest rate for hedge accounting. Previously, only the U.S. Treasury and LIBOR rates were allowed under the hedge accounting rules in U.S. GAAP. The new guidance also eliminates the restriction on using different benchmark interest rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The application of this guidance does not have a material impact on the Companies’ financial position, results of operations and liquidity.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a Consensus of the FASB Emerging Issues Task Force).” The amendments require a liability related to an unrecognized tax benefit to be presented on a net basis with its associated deferred tax asset when utilization of such deferred tax assets is required or expected in the event the uncertain tax position is disallowed. Otherwise, the unrecognized tax benefit will be presented as a liability and will not be netted against deferred tax assets. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity. See Note L.

136	CON EDISON ANNUAL REPORT

Schedule I

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Statement of Income and Comprehensive Income

(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts)	2013	2012	2011
Equity in earnings of subsidiaries	$1,062	$1,154	$1,064
Other income (deductions), net of taxes	29	12	15
Interest expense	(29)	(28)	(28)
Net Income for Common Stock	$1,062	$1,138	$1,051
Comprehensive Income for Common Stock	$1,090	$1,143	$1,033
Net Income Per Common Share – Basic	$3.62	$3.88	$3.59
Net Income Per Common Share – Diluted	$3.61	$3.86	$3.57
Dividends Declared Per Share Of Common Stock	$2.46	$2.42	$2.40
Average Number Of Shares Outstanding—Basic (In Millions)	292.9	292.9	292.6
Average Number Of Shares Outstanding—Diluted (In Millions)	294.4	294.5	294.4

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above. The Parent Company revised the 2012 and 2011 comprehensive income for common stock to include the Parent Company portion of other comprehensive income related to its wholly owned subsidiaries. The revision resulted in an increase of comprehensive income for common stock of $5 million in 2012 and a decrease of $18 million in 2011. The revision is not material to the previously issued consolidated financial statements of the Parent Company as a whole for the year ended December 31, 2012.

CON EDISON ANNUAL REPORT	137

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Statement of Cash Flows

(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars)	2013	2012	2011
Net Income	$1,062	$1,138	$1,051
Equity in earnings of subsidiaries	(1,062)	(1,154)	(1,064)
Dividends received from:
CECONY	728	682	681
O&R	38	34	33
Competitive energy businesses	12	11	12
Change in Assets:
Special deposits	(264)	-	-
Other – net	166	(208)	(67)
Net Cash Flows from Operating Activities	680	503	646
Investing Activities
Contributions to subsidiaries	-	(100)	-
Net Cash Flows Used in Investing Activities	-	(100)	-
Financing Activities
Net proceeds of short-term debt	58	115	-
Retirement of long-term debt	(1)	(1)	(1)
Issuance of common shares for stock plans, net of repurchases	(8)	(9)	31
Common stock dividends	(721)	(709)	(693)
Net Cash Flows Used in Financing Activities	(672)	(604)	(663)
Net Change for the Period	8	(201)	(17)
Balance at Beginning of Period	4	205	222
Balance at End of Period	$12	$4	$205

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

138	CON EDISON ANNUAL REPORT

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Balance Sheet

(Parent Company Only)

	At December 31,
(Millions of Dollars)	2013	2012
Assets Current Assets
Cash and temporary cash investments	$12	$4
Special deposits	315	51
Accounts receivable – other	185	88
Accounts receivable from affiliated companies	950	393
Prepayments	2	51
Other current assets	-	3
Total Current Assets	1,464	590
Investments in subsidiaries	11,954	11,642
Goodwill	406	406
Deferred income tax	14	20
Other assets	4	4
Total Assets	$13,842	$12,662
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$2	$2
Notes Payable	173	115
Accounts payable	-	5
Accounts payable to affiliated companies	148	146
Accrued taxes	426	119
Other current liabilities	538	95
Total Current Liabilities	1,287	482
Noncurrent Liabilities	-	-
Total Liabilities	1,287	482
Long-term debt	310	311
Shareholders’ Equity
Common stock, including additional paid–in capital	5,027	5,023
Retained earnings	7,218	6,846
Total Shareholders’ Equity	12,245	11,869
Total Liabilities and Shareholders’ Equity	$13,842	$12,662

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above. The Parent Company changed the classification of the common stock owned by its wholly owned subsidiary, Consolidated Edison Company of New York, Inc., to a reduction of its previously reported common shareholders’ equity at December 31, 2012 (see Note C to the consolidated financial statements). This classification change has no impact on the Parent Company financial condition, results of operations or cash flows.

CON EDISON ANNUAL REPORT	139

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012 and 2011

				COLUMN C Additions
Company (Millions of Dollars)	COLUMN A Description		COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions(b)	COLUMN E Balance At End of Period

Con Edison	Allowance for uncollectible accounts(a):
		2013	$105	$86	-	$88	$103
		2012	$97	$96	-	$88	$105
		2011	$84	$99	-	$86	$97
CECONY	Allowance for uncollectible accounts(a):
		2013	$96	$82	-	$83	$95
		2012	$88	$90	-	$82	$96
		2011	$75	$91	-	$78	$88

(a)	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable-customers) to which they apply.
(b)	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

140	CON EDISON ANNUAL REPORT

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Con Edison

None.

CECONY

None.

Item 9A:	Controls and Procedures

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

Item 9B:	Other Information

Con Edison

None.

CECONY

None.

CON EDISON ANNUAL REPORT	141

Part III

Item 10:	Directors, Executive Officers and Corporate Governance

Item 11:	Executive Compensation

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Item 14:	Principal Accounting Fees and Services

Con Edison

Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201(d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 19, 2014. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2013, the close of the fiscal year covered by this report.

142	CON EDISON ANNUAL REPORT

The information required pursuant to Item 201(d) of Regulation S-K as at December 31, 2013 is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
2003 LTIP(1)	2,297,545		$43.383	-
2013 LTIP(2)	19,760		-	4,980,240
Total equity compensation plans approved by security holders	2,317,305		-	4,980,240
Total equity compensation plans not approved by security holders	5,000	(3)	-	-
Total	2,322,305		-	4,980,240	(4)

(1)	The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2003 (the “2003 LTIP”) include: (A) outstanding awards made in 2011, 2012 and 2013 (1,121,599 shares for performance restricted stock units and 66,580 shares for time-based restricted stock units); (B) 448,245 shares for stock unit awards made prior to 2011 that have vested and for which the receipt of shares was deferred; (C) 179,811 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant) and (D) 481,310 stock options. Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The weighted-average exercise price shown is for stock options; other outstanding awards had no exercise price. No new awards may be made under the 2003 LTIP.
(2)	The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2013 (the “2013 LTIP”) includes shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price. New awards may be made under the 2013 LTIP until May 20, 2023.
(3)	This amount represents shares to be issued to an officer who had elected to defer receipt of these shares until separation from service or later. These shares are issuable pursuant to awards of restricted stock units made in 2000, which vested in 2004.
(4)	This amount does not include the number of shares of Con Edison common stock that may be issued under the Stock Purchase Plan approved by the company’s shareholders in 2004. The number of shares is not determinable because it depends, among other things, on the level of plan participant contributions (the Companies contribute $1 for each $9 invested by their directors, officers or employees). Shares may be issued under the plan until May 17, 2014.

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

CECONY

Information required by Items 10, 11, 12 and 13 of Part III as to CECONY is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

In accordance with General Instruction G(3) to Form 10-K, other information regarding CECONY’s Executive Officers may be found in Part I of this report under the caption “Executive Officers of the Registrant.”

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2013 and 2012 are as follows:

	2013	2012
Audit fees	$3,398,277	$4,021,760
Audit-related fees(a)	461,960	939,742
Tax fees	-	-
All other fees	-	-
Total fees	$3,860,237	$4,961,502

(a)	Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of CECONY’s financial statements that are not specifically deemed “Audit Services.” The major items included in Audit-Related Fees in 2013 are fees related to Department of Energy audits of smart grid grants. The major items included in Audit-Related Fees in 2012 are fees for a review and readiness assessment of a new financial and supply-chain enterprise resource planning system.

Con Edison’s Audit Committee or, as delegated by the Audit Committee, the Chair of the Committee, approves in advance each auditing service and non-audit service permitted by applicable laws and regulations, including tax services, to be provided to CECONY by its independent accountants.

CON EDISON ANNUAL REPORT	143

Part IV

Item 15:	Exhibits and Financial Statement Schedules

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

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Con Edison). (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 3.1)

3.1.2	By-laws of Con Edison, effective as of February 19, 2009. (Designated in Con Edison’s Current Report on Form 8-K, dated February 19, 2009 (File No. 1-14514) as Exhibit 3.1)

4.1.1	Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1)

4.1.2	Note Assumption and Exchange Agreement, dated as of June 20, 2008, between Con Edison and the institutional investors listed in Schedule I thereto. (Designated in Con Edison’s Current Report on Form 8-K, dated June 20, 2008 (File No. 1-14514) as Exhibit 4)

10.1.1.1	Credit Agreement, dated as of October 27, 2011, among CECONY, Con Edison, O&R, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated October 27, 2011 (File No. 1-14514) as Exhibit 10)

10.1.1.2	Extension Agreement, effective August 29, 2013, among CECONY, Con Edison, O&R, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K, dated August 29, 2013 (File No. 1-14514) as Exhibit 10)

10.1.1.3	Extension Agreement, effective October 23, 2013, among CECONY, Con Edison, O&R, the lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 1-14514) as Exhibit 10.1.4)

10.1.2	Con Edison 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-14514) as Exhibit 10.20)

10.1.3	Employment agreement, dated December 15, 2008, between Con Edison and Kevin Burke. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.2)

10.1.4.1	Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended, effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.3)

10.1.4.2	Amendment #1, dated December 19, 2012, to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.4.2)

144	CON EDISON ANNUAL REPORT

10.1.5.1	The Consolidated Edison, Inc. Stock Purchase Plan, as amended and restated as of May 19, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.4)

10.1.5.2	Amendment, dated October 21, 2009, to The Consolidated Edison Stock Purchase Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-14514) as Exhibit 10.1.1)

10.1.5.3	Amendment Number 2, dated December 17, 2010, to the Consolidated Edison Stock Purchase Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-14514) as Exhibit 10.1.4.3)

10.1.6.1	The Consolidated Edison Retirement Plan, as amended December 18, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.5)

10.1.6.2	Amendment, dated September 29, 2009, to The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-14514) as Exhibit 10.1.2)

10.1.6.3	Amendment, executed December 31, 2009, to The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-14514) as Exhibit 10.1.5.3)

10.1.6.4	Amendment, effective January 1, 2010, to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-14514) as Exhibit 10.1.5.4)

10.1.6.5	Amendment, effective July 1, 2012, to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-14514) as Exhibit 10.1)

10.1.6.6	Amendments, dated December 20, 2012 to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.6.6)

10.1.6.7	Amendment, dated January 2013, to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.6.7)

10.1.6.8	Amendment, executed effective as of October 23, 2013, to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 1-14514) as Exhibit 10.1.5)

10.1.7.1	The Consolidated Edison Thrift Plan, as amended December 23, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.6)

10.1.7.2	Amendment, dated September 29, 2009, to The Consolidated Edison Thrift Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-14514) as Exhibit 10.1.3)

10.1.7.3	Amendment, dated May 18, 2011, to The Consolidated Edison Thrift Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-14514) as Exhibit 10.1.7.3)

10.1.7.4	Amendment, dated December 13, 2011, to The Consolidated Edison Thrift Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-14514) as Exhibit 10.1.7.4)

10.1.7.5	Amendment, executed effective as of October 23, 2013, to The Consolidated Edison Thrift Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 1-14514) as Exhibit 10.1.6)

10.1.7.6	Amendment, executed December 19, 2013, to The Consolidated Edison Thrift Plan.

10.1.8.1	Consolidated Edison, Inc. Long Term Incentive Plan (2003), as amended and restated effective as of December 26, 2012. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.8.10)

10.1.8.2	Form of Restricted Stock Unit Award under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.7.2)

CON EDISON ANNUAL REPORT	145

10.1.8.3	Form of Restricted Stock Unit Award for Officers under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the year quarterly period ended March 31, 2011 (File No. 1-14514) as Exhibit 10.1)

10.1.8.4	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3)

10.1.8.5	Amendment Number 1, effective July 1, 2010, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 as Exhibit 10.1)

10.1.8.6	Amendment Number 2, effective January 1, 2011, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-14514) as Exhibit 10.1.7.5)

10.1.9.1	Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated May 20, 2013 (File No. 1-14514) as Exhibit 10)

10.1.9.2	Form of Performance Unit Award for Officers under the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 1-14514) as Exhibit 10.1.2)

10.1.10.1	Description of Directors’ Compensation, effective as of July 1, 2010. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (File No. 1-14514) as Exhibit 10.2)

10.1.10.2	Description of Directors’ Compensation, effective as of April 1, 2012. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-14514) as Exhibit 10.1.9.2)

10.1.10.3	Description of Directors’ Compensation, effective as of December 31, 2013.

10.1.11	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

10.1.12	Employment offer letter, dated November 21, 2013 to John McAvoy. (Designated in Con Edison’s Current Report on Form 8-K, dated November 21, 2013 (File No. 1-14514) as Exhibit 10)

12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the years 2009 – 2013.

21.1	Subsidiaries of Con Edison. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 21.1)

23.1	Consent of PricewaterhouseCoopers LLP.

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.1.1	Section 1350 Certifications – Chief Executive Officer.

32.1.2	Section 1350 Certifications – Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

146	CON EDISON ANNUAL REPORT

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

CECONY

3.2.1.1	Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of CECONY for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a))

3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Date Filed With Department of State	Form	Date	Exhibit
5/16/88	10-K	12/31/89	3	(b)
6/2/89	10-K	12/31/89	3	(c)
4/28/92	8-K	4/24/92	4	(d)
8/21/92	8-K	8/20/92	4	(e)
2/18/98	10-K	12/31/97	3.1.2.3

3.2.2	By-laws of CECONY, effective February 20, 2014.

4.2.1	Participation Agreement, dated as of July 1, 1999, between New York State Energy Research and Development Authority (NYSERDA) and CECONY. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.1)

4.2.2	Participation Agreement, dated as of November 1, 2010, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.2)

4.2.3	Participation Agreement, dated as of November 1, 2001, between NYSERDA and CECONY. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.1)

4.2.4	Participation Agreement, dated as of January 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.6)

4.2.5	Participation Agreement, dated as of January 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.7)

4.2.6	Participation Agreement, dated as of November 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.1)

4.2.7	Participation Agreement, dated as of May 1, 2005, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.1)

4.2.8.1	Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2)

4.2.8.2	Supplemental Indenture of Trust, dated as of July 1, 2001, to Indenture of Trust, dated July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.2)

4.2.9.1	Trust Indenture, dated as of November 1, 2010 between NYSERDA and The Bank of New York Mellon, as trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.9)

CON EDISON ANNUAL REPORT	147

4.2.9.2	First Supplemental Indenture dated November 2, 2012 to the Trust Indenture dated as of November 1, 2010. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-1217) as Exhibit 4.2.9.2)

4.2.10	Indenture of Trust, dated as of November 1, 2001, between NYSERDA and The Bank of New York, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.2)

4.2.11	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.12)

4.2.12	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.13)

4.2.13	Indenture of Trust, dated as of November 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.2)

4.2.14.1	Indenture of Trust, dated as of May 1, 2005, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.2)

4.2.14.2	Supplemental Indenture of Trust, dated as of June 30, 2010, to Indenture of Trust, dated May 1, 2005 between NYSERDA and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.14.2)

4.2.15.1	Indenture, dated as of December 1, 1990, between CECONY and The Chase Manhattan Bank (National Association), as Trustee (the “Debenture Indenture”). (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h))

4.2.15.2	First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between CECONY and The Chase Manhattan Bank (National Association), as Trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13)

4.2.15.3	Second Supplemental Indenture (to the Debenture Indenture), dated as of June 23, 2005, between CECONY and JPMorgan Chase Bank, N.A. (successor to The Chase Manhattan Bank (National Association)), as Trustee. (Designated in CECONY’s Current Report on Form 8-K, dated November 16, 2005 (File No. 1-1217) as Exhibit 4.1)

148	CON EDISON ANNUAL REPORT

4.2.16	The following forms of CECONY’s Debentures:

		Securities Exchange Act File No. 1-1217
Debenture		Form	Date	Exhibit
5.875%	Series 2003 A	8-K	4/7/03	4
5.10%	Series 2003 C	8-K	6/12/03	4.2
4.70%	Series 2004 A	8-K	2/11/04	4.1
5.70%	Series 2004 B	8-K	2/11/04	4.2
5.30%	Series 2005 A	8-K	3/7/05	4
5.250%	Series 2005 B	8-K	6/20/05	4
5.375%	Series 2005 C	8-K	11/16/05	4.2
5.85%	Series 2006 A	8-K	3/9/06	4
6.20%	Series 2006 B	8-K	6/15/06	4
5.50%	Series 2006 C	8-K	9/25/06	4
5.30%	Series 2006 D	8-K	12/1/06	4.1
5.70%	Series 2006 E	8-K	12/1/06	4.2
6.30%	Series 2007 A	8-K	8/28/07	4
5.85%	Series 2008 A	8-K	4/4/08	4.1
6.75%	Series 2008 B	8-K	4/4/08	4.2
7.125%	Series 2008 C	8-K	12/4/08	4
5.55%	Series 2009 A	8-K	3/25/09	4.1
6.65%	Series 2009 B	8-K	3/25/09	4.2
5.50%	Series 2009 C	8-K	12/4/09	4
4.45%	Series 2010 A	8-K	6/7/10	4.1
5.70%	Series 2010 B	8-K	6/7/10	4.2
4.20%	Series 2012 A	8-K	3/13/12	4
3.95%	Series 2013 A	8-K	2/25/13	4

10.2.1	Amended and Restated Agreement and Settlement, dated September 19, 1997, between CECONY and the Staff of the New York State Public Service Commission (without Appendices). (Designated in CECONY’s Current Report on Form 8-K, dated September 23, 1997 (File No. 1-1217) as Exhibit 10)

10.2.2	Settlement Agreement, dated October 2, 2000, by and among CECONY, the Staff of the New York State Public Service Commission and certain other parties. (Designated in CECONY’s Current Report on Form 8-K, dated September 22, 2000 (File No. 1-1217) as Exhibit 10)

10.2.3.1	Planning and Supply Agreement, dated March 10, 1989, between CECONY and the Power Authority of the State of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg))

10.2.3.2	Delivery Service Agreement, dated March 10, 1989, between CECONY and the Power Authority of the State of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh))

10.2.4	Agreement and Plan of Exchange, entered into on October 28, 1997, between Con Edison and CECONY. (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 2)

10.2.5	The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.5)

10.2.6	Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2009. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-1217) as Exhibit 10.2.6)

CON EDISON ANNUAL REPORT	149

10.2.7.1	Deferred Compensation Plan for the Benefit of Trustees of CECONY, as amended effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.7)

10.2.7.2	Amendment #1, dated December 26, 2012, to the Deferred Compensation Plan for the Benefit of Trustees of CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-1217) as Exhibit 10.2.7.2)

10.2.8	Supplemental Medical Plan for the Benefit of CECONY’s officers. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa))

10.2.9	The CECONY Severance Pay Plan for Management Employees, effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.9)

10.2.10.1	The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.10)

10.2.10.2	Amendment, executed December 19, 2013, to The Consolidated Edison Company of New York, Inc. Deferred Income Plan.

10.2.11.1	The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, effective as of January 1, 2005, as amended effective as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.11)

10.2.11.2	Amendment, dated October 21, 2009, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-1217) as Exhibit 10.2.1)

10.2.11.3	Amendment Number 2, dated December 17, 2010, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 10.2.11.3)

10.2.11.4	Amendment Number 3, dated December 21, 2011, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-1217) as Exhibit 10.2.11.4)

10.2.11.5	Amendment Number 4 to the 2005 Executive Incentive Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 1-1217) as Exhibit 10.2)

10.2.11.6	Amendment Number 5 to the 2005 Executive Incentive Plan.

10.2.12.1	Trust Agreement, dated as of March 31, 1999, between CECONY and Mellon Bank, N.A., as Trustee.(Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.1)

10.2.12.2	Amendment Number 1 to the CECONY Rabbi Trust, executed October 24, 2003, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.2)

10.2.13

Employment Agreement, dated February 18, 1999, between CECONY and Frances Resheske.

(Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2006 (File No. 1-1217) as Exhibit 10.2.14)

12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the years 2009 – 2013.

23.2	Consent of PricewaterhouseCoopers LLP.

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.2.1	Section 1350 Certifications – Chief Executive Officer.

150	CON EDISON ANNUAL REPORT

32.2.2	Section 1350 Certifications – Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report to security holders covering CECONY’s last fiscal year has been sent to its security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to CECONY’s security holders during such period.

CON EDISON ANNUAL REPORT	151

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2014.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 20, 2014.

Signature	Registrant	Title

/s/ John McAvoy John McAvoy	Con Edison	President, Chief Executive Officer and Director (Principal Executive Officer)
	CECONY	Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Robert Hoglund Robert Hoglund	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert Muccilo Robert Muccilo	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Kevin Burke Kevin Burke	Con Edison CECONY	Chairman of the Board and Director Chairman of the Board and Trustee

/s/ Vincent A. Calarco Vincent A. Calarco	Con Edison CECONY	Director Trustee

/s/ George Campbell Jr. George Campbell Jr.	Con Edison CECONY	Director Trustee

/s/ Gordon J. Davis Gordon J. Davis	Con Edison CECONY	Director Trustee

/s/ Michael J. Del Giudice Michael J. Del Giudice	Con Edison CECONY	Director Trustee

/s/ Ellen V. Futter Ellen V. Futter	Con Edison CECONY	Director Trustee

/s/ John F. Killian John F. Killian	Con Edison CECONY	Director Trustee

/s/ Eugene R. McGrath Eugene R. McGrath	Con Edison CECONY	Director Trustee

152	CON EDISON ANNUAL REPORT

Signature	Registrant	Title

/s/ Sally H. Piñero Sally H. Piñero	Con Edison CECONY	Director Trustee

/s/ Michael W. Ranger Michael W. Ranger	Con Edison CECONY	Director Trustee

/s/ L. Frederick Sutherland L. Frederick Sutherland	Con Edison CECONY	Director Trustee

CON EDISON ANNUAL REPORT	153