Form 10-Q
period 2014-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2014-05-08
CIK 1047862, 23632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 2, 2014, Con Edison had outstanding 292,894,192 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSAG	New York State Attorney General
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
dths	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2013
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

3

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various risks, including:

•	the failure to operate energy facilities safely and reliably could adversely affect the Companies;

•	the failure to properly complete construction projects could adversely affect the Companies;

•	the failure of processes and systems and the performance of employees and contractors could adversely affect the Companies;

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	a cyber attack could adversely affect the Companies; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,237	$1,958
Gas	882	742
Steam	341	332
Non-utility	329	152
TOTAL OPERATING REVENUES	3,789	3,184
OPERATING EXPENSES
Purchased power	963	707
Fuel	156	147
Gas purchased for resale	400	250
Other operations and maintenance	825	830
Depreciation and amortization	261	251
Taxes, other than income taxes	499	473
TOTAL OPERATING EXPENSES	3,104	2,658
OPERATING INCOME	685	526
OTHER INCOME (DEDUCTIONS)
Investment and other income	12	4
Allowance for equity funds used during construction	1	1
Other deductions	(3)	(3)
TOTAL OTHER INCOME	10	2
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	695	528
INTEREST EXPENSE
Interest on long-term debt	146	143
Other interest	(9)	136
Allowance for borrowed funds used during construction	(1)	—
NET INTEREST EXPENSE	136	279
INCOME BEFORE INCOME TAX EXPENSE	559	249
INCOME TAX EXPENSE	198	57
NET INCOME FOR COMMON STOCK	$ 361	$ 192
Net income for common stock per common share—basic	$ 1.23	$ 0.66
Net income for common stock per common share—diluted	$ 1.23	$ 0.65
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.630	$0.615
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	292.9	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	294.1	294.2

The accompanying notes are an integral part of these financial statements.

6

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
	(Millions of Dollars)
NET INCOME	$361	$192
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension plan liability adjustments, net of $2 taxes in 2014 and 2013	4	3
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	4	3
COMPREHENSIVE INCOME FOR COMMON STOCK	$365	$195

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$361	$192
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	261	251
Deferred income taxes	195	(87)
Rate case amortization and accruals	32	10
Common equity component of allowance for funds used during construction	(1)	(1)
Net derivative gains	(20)	(45)
Other non-cash items (net)	4	192
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(315)	(135)
Special deposits	324	(438)
Materials and supplies, including fuel oil and gas in storage	60	60
Other receivables and other current assets	8	85
Prepayments	(353)	(263)
Accounts payable	113	(84)
Pensions and retiree benefits obligations	193	250
Pensions and retiree benefits contributions	(200)	(235)
Accrued taxes	(378)	(18)
Accrued interest	(39)	174
Superfund and environmental remediation costs (net)	9	—
Deferred charges, noncurrent assets and other regulatory assets	(103)	12
Deferred credits and other regulatory liabilities	86	(5)
Other assets	27	10
Other liabilities	(40)	(9)
NET CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	224	(84)
INVESTING ACTIVITIES
Utility construction expenditures	(498)	(538)
Cost of removal less salvage	(47)	(47)
Non-utility construction expenditures	(61)	(91)
Investments in solar energy projects	(80)	—
Proceeds from grants related to solar energy projects	36	13
Increase in restricted cash	16	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(634)	(663)
FINANCING ACTIVITIES
Net proceeds of short-term debt	(621)	482
Issuance of long-term debt	850	700
Retirement of long-term debt	(200)	(509)
Debt issuance costs	(6)	(7)
Common stock dividends	(184)	(180)
Issuance of common shares for stock plans, net of repurchases	(1)	(1)
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	(162)	485
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(572)	(262)
BALANCE AT BEGINNING OF PERIOD	674	394
BALANCE AT END OF PERIOD	$102	$132
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$91	$90
Income taxes	$416	$24

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2014	December 31, 2013
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$102	$674
Special deposits	3	327
Accounts receivable – customers, less allowance for uncollectible accounts of $96 and $93 in 2014 and 2013, respectively	1,566	1,251
Other receivables, less allowance for uncollectible accounts of $10 in 2014 and 2013	210	240
Accrued unbilled revenue	456	514
Fuel oil, gas in storage, materials and supplies, at average cost	303	363
Prepayments	489	136
Regulatory assets	8	29
Deferred tax assets – current	82	122
Other current assets	265	235
TOTAL CURRENT ASSETS	3,484	3,891
INVESTMENTS	547	461
UTILITY PLANT, AT ORIGINAL COST
Electric	23,955	23,450
Gas	5,661	5,494
Steam	2,202	2,194
General	2,394	2,336
TOTAL	34,212	33,474
Less: Accumulated depreciation	7,208	7,072
Net	27,004	26,402
Construction work in progress	1,076	1,393
NET UTILITY PLANT	28,080	27,795
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $97 and $90 in 2014 and 2013, respectively	534	605
Construction work in progress	68	36
NET PLANT	28,682	28,436
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $4 in 2014 and 2013	4	4
Regulatory assets	7,082	7,201
Other deferred charges and noncurrent assets	253	225
TOTAL OTHER NONCURRENT ASSETS	7,768	7,859
TOTAL ASSETS	$40,481	$40,647

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2014	December 31, 2013
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$285	$485
Notes payable	830	1,451
Accounts payable	1,079	1,017
Customer deposits	326	321
Accrued taxes	98	476
Accrued interest	210	249
Accrued wages	97	92
Fair value of derivative liabilities	4	13
Regulatory liabilities	243	148
Other current liabilities	404	478
TOTAL CURRENT LIABILITIES	3,576	4,730
NONCURRENT LIABILITIES
Obligations under capital leases	1	1
Provision for injuries and damages	198	195
Pensions and retiree benefits	1,502	1,727
Superfund and other environmental costs	741	749
Asset retirement obligations	144	143
Fair value of derivative liabilities	4	5
Deferred income taxes and investment tax credits	8,564	8,466
Regulatory liabilities	1,800	1,728
Other deferred credits and noncurrent liabilities	187	169
TOTAL NONCURRENT LIABILITIES	13,141	13,183
LONG-TERM DEBT	11,338	10,489
COMMON SHAREHOLDERS’ EQUITY (See Statement of Common Shareholders’ Equity)	12,426	12,245
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,481	$40,647

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)
(Millions of Dollars/Except Share Data)	Shares	Amount			Shares	Amount			Total

BALANCE AS OF DECEMBER 31, 2012	292,871,896	$32	$4,991	$7,997	23,210,700	$(1,037)	$(61)	$(53)	$11,869
Net income for common stock				192					192
Common stock dividends				(180)					(180)
Issuance of common shares for stock plans, net of repurchases	95,468		(2)		(95,468)	7			5
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2013	292,967,364	$32	$4,989	$8,009	23,115,232	$(1,030)	$(61)	$(50)	$11,889
BALANCE AS OF DECEMBER 31, 2013	292,872,396	$32	$4,995	$8,338	23,210,200	$(1,034)	$(61)	$(25)	$12,245
Net income for common stock				361					361
Common stock dividends				(184)					(184)
Issuance of common shares for stock plans, net of repurchases	51,656		(2)		(51,656)	2			—
Other comprehensive income								4	4
BALANCE AS OF MARCH 31, 2014	292,924,052	$32	$4,993	$8,515	23,158,544	$(1,032)	$(61)	$(21)	$12,426

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,074	$1,814
Gas	789	660
Steam	341	332
TOTAL OPERATING REVENUES	3,204	2,806
OPERATING EXPENSES
Purchased power	617	455
Fuel	156	147
Gas purchased for resale	346	219
Other operations and maintenance	725	741
Depreciation and amortization	240	233
Taxes, other than income taxes	477	451
TOTAL OPERATING EXPENSES	2,561	2,246
OPERATING INCOME	643	560
OTHER INCOME (DEDUCTIONS)
Investment and other income	7	3
Allowance for equity funds used during construction	1	—
Other deductions	(2)	(2)
TOTAL OTHER INCOME	6	1
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	649	561
INTEREST EXPENSE
Interest on long-term debt	128	127
Other interest	3	5
NET INTEREST EXPENSE	131	132
INCOME BEFORE INCOME TAX EXPENSE	518	429
INCOME TAX EXPENSE	184	152
NET INCOME FOR COMMON STOCK	$334	$277

The accompanying notes are an integral part of these financial statements.

12

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
	(Millions of Dollars)
NET INCOME	$334	$277
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension plan liability adjustments, net of $- taxes in 2014 and 2013	1	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	—
COMPREHENSIVE INCOME	$335	$277

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$334	$277
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	240	233
Deferred income taxes	178	241
Rate case amortization and accruals	32	10
Common equity component of allowance for funds used during construction	(1)	—
Other non-cash items (net)	2	(10)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	(265)	(102)
Materials and supplies, including fuel oil and gas in storage	46	49
Other receivables and other current assets	(49)	(15)
Prepayments	(295)	(310)
Accounts payable	12	(58)
Pensions and retiree benefits obligations	184	239
Pensions and retiree benefits contributions	(200)	(235)
Superfund and environmental remediation costs (net)	9	—
Accrued taxes	(214)	(79)
Accrued interest	40	46
Deferred charges, noncurrent assets and other regulatory assets	(115)	39
Deferred credits and other regulatory liabilities	105	(14)
Other liabilities	(32)	39
NET CASH FLOWS FROM OPERATING ACTIVITIES	11	350
INVESTING ACTIVITIES
Utility construction expenditures	(464)	(515)
Cost of removal less salvage	(46)	(47)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(510)	(562)
FINANCING ACTIVITIES
Net proceeds of short-term debt	(541)	(108)
Issuance of long-term debt	850	700
Retirement of long-term debt	(200)	(505)
Debt issuance costs	(6)	(7)
Dividend to parent	(178)	(182)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(75)	(102)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(574)	(314)
BALANCE AT BEGINNING OF PERIOD	633	353
BALANCE AT END OF PERIOD	$59	$39
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$85	$84
Income taxes	$276	$45

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2014	December 31, 2013
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$59	$633
Special deposits	2	86
Accounts receivable – customers, less allowance for uncollectible accounts of $90 and $87 in 2014 and 2013, respectively	1,388	1,123
Other receivables, less allowance for uncollectible accounts of $9 and $8 in 2014 and 2013, respectively	112	127
Accrued unbilled revenue	336	405
Accounts receivable from affiliated companies	289	119
Fuel oil, gas in storage, materials and supplies, at average cost	254	300
Prepayments	397	102
Regulatory assets	5	26
Deferred tax assets – current	61	100
Other current assets	66	55
TOTAL CURRENT ASSETS	2,969	3,076
INVESTMENTS	250	247
UTILITY PLANT AT ORIGINAL COST
Electric	22,556	22,073
Gas	5,056	4,891
Steam	2,202	2,194
General	2,208	2,154
TOTAL	32,022	31,312
Less: Accumulated depreciation	6,595	6,469
Net	25,427	24,843
Construction work in progress	986	1,303
NET UTILITY PLANT	26,413	26,146
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2014 and 2013	4	4
NET PLANT	26,417	26,150
OTHER NONCURRENT ASSETS
Regulatory assets	6,522	6,639
Other deferred charges and noncurrent assets	168	146
TOTAL OTHER NONCURRENT ASSETS	6,690	6,785
TOTAL ASSETS	$36,326	$36,258

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2014	December 31, 2013
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$275	$475
Notes payable	669	1,210
Accounts payable	840	824
Accounts payable to affiliated companies	22	45
Customer deposits	314	308
Accrued taxes	35	46
Accrued taxes to affiliated companies	210	413
Accrued interest	179	139
Accrued wages	88	82
Fair value of derivative liabilities	1	12
Regulatory liabilities	199	107
Other current liabilities	344	385
TOTAL CURRENT LIABILITIES	3,176	4,046
NONCURRENT LIABILITIES
Obligations under capital leases	1	1
Provision for injuries and damages	183	180
Pensions and retiree benefits	1,237	1,453
Superfund and other environmental costs	637	644
Asset retirement obligations	144	143
Fair value of derivative liabilities	2	3
Deferred income taxes and investment tax credits	7,942	7,832
Regulatory liabilities	1,647	1,598
Other deferred credits and noncurrent liabilities	137	145
TOTAL NONCURRENT LIABILITIES	11,930	11,999
LONG-TERM DEBT	10,216	9,366
COMMON SHAREHOLDER’S EQUITY (See Statement of Common Shareholder’s Equity)	11,004	10,847
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$36,326	$36,258

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount

BALANCE AS OF DECEMBER 31, 2012	235,488,094	$589	$4,234	$6,761	$(962)	$(61)	$(9)	$10,552
Net income				277				277
Common stock dividend to parent				(182)				(182)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2013	235,488,094	$589	$4,234	$6,856	$(962)	$(61)	$(9)	$10,647
BALANCE AS OF DECEMBER 31, 2013	235,488,094	$589	$4,234	$7,053	$(962)	$(61)	$(6)	$10,847
Net income				334				334
Common stock dividend to parent				(178)				(178)
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2014	235,488,094	$589	$4,234	$7,209	$(962)	$(61)	$(5)	$11,004

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2013. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Note A — Summary of Significant Accounting Policies

Earnings Per Common Share

For the three months ended March 31, 2014 and 2013, basic and diluted earnings per share (EPS) for Con Edison are calculated as follows:

(Millions of Dollars, except per share amounts/Shares in Millions)	2014	2013
Net income for common stock	$361	$192
Weighted average common shares outstanding – basic	292.9	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.2	1.3
Adjusted weighted average common shares outstanding – diluted	294.1	294.2
Net Income for common stock per common share – basic	$1.23	$0.66
Net Income for common stock per common share – diluted	$1.23	$0.65

The computation of diluted EPS for the three months ended March 31, 2014 excludes immaterial amounts of performance share awards which were not included because of their anti-dilutive effect. No such exclusions were required for the computation of diluted EPS for the three months ended March 31, 2013.

Changes in Accumulated Other Comprehensive Income by Component

For the three months ended March 31, 2014 and 2013, changes to accumulated other comprehensive income (OCI) for Con Edison and CECONY are as follows:

	Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Beginning balance, accumulated OCI, net of taxes	$(25)	$(53)	$(6)	$(9)
OCI before reclassifications, net of tax of $1 and $1 for Con Edison and $- and $- for CECONY, respectively	2	1	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $1 and $1 for Con Edison and $- and $- for CECONY (a)(b)	2	2	1	—
Current period total OCI, net of taxes	$4	$3	$1	$—
Ending balance, accumulated OCI, net of taxes (b)	$(21)	$(50)	$(5)	$(9)

(a)	For the portion of unrecognized pension and other postretirement benefit costs relating to the regulated Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of net periodic pension and other postretirement benefit cost. See Notes E and F.
(b)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the income statement.

Note B — Regulatory Matters

Other Regulatory Matters

In February 2009, the New York State Public Service Commission (NYSPSC) commenced a proceeding to examine the prudence of certain CECONY expenditures following the arrests of employees for accepting illegal payments from a construction contractor. Subsequently, additional employees were arrested for accepting illegal payments from materials suppliers and an engineering firm. The arrested employees were terminated by the company and have pled guilty or been convicted. Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. The amount of electric revenues collected subject to refund, which was established in a different proceeding, and the amount of gas and steam revenues collected subject to refund were not established as indicative of the company’s potential liability in this proceeding. At March 31, 2014, the company had collected an estimated $1,462 million from customers subject to potential refund in connection with this proceeding. In January 2013, a NYSPSC consultant reported its estimate, with which the company does not agree, of $208 million of overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009. The company is disputing the consultant’s estimate, including its determinations as to overcharges regarding specific construction expenditures it selected to review and its methodology of extrapolating such determinations over a substantial portion of the construction expenditures during this period. The NYSPSC’s consultant has not reviewed the company’s other expenditures. The company and NYSPSC staff are exploring a settlement in this proceeding. In May 2014, the NYSPSC’s Chief Administrative Law Judge appointed a settlement judge to assist the parties. There is no assurance that there will be a settlement, and any settlement would be subject to NYSPSC approval. At March 31, 2014, the company had a $38 million regulatory liability relating to this matter. Included in the regulatory liability was $16 million the company recovered from vendors, arrested employees and insurers relating to this matter. Pursuant to the current rate plans, the company is applying $15 million of these recovered amounts for the benefit of customers to offset a like amount of regulatory assets. The company currently estimates that any additional amount the NYSPSC requires the company to refund to customers could range in amount from $25 million up to an amount based on the NYSPSC consultant’s $208 million estimate of overcharges.

In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million customers. Superstorm Sandy also damaged CECONY’s steam system and interrupted service to many of its steam customers. As of March 31, 2014, CECONY and O&R incurred response and restoration costs for Superstorm Sandy of $490 million and $93 million, respectively (including capital expenditures of $149 million and $15 million, respectively). Most of the costs that were not capitalized were deferred for recovery as a regulatory asset under the Utilities’ electric rate plans. See “Regulatory Assets and Liabilities” below. CECONY’s current electric rate plan includes collection from customers of deferred storm costs (including for Superstorm Sandy), subject to refund following NYSPSC review of the costs. O&R expects to request recovery of deferred storm costs for its New York electric operations, which are also subject to NYSPSC review, when it next files with the NYSPSC for a new electric rate plan. In March 2013, the NJBPU established a proceeding to review the prudency of costs incurred by New Jersey utilities in response to major storm events in 2011 and 2012. In November 2013, RECO filed an electric rate request with the NJBPU which includes a proposal for recovery over a three-year period of its deferred storm costs of $27 million. In May 2014, RECO, the NJBPU staff and the New Jersey Division of Rate Counsel entered into a stipulation of settlement regarding RECO’s deferred storm costs. The stipulation, which is subject to NJBPU approval, provides that RECO’s deferred storm costs are deemed reasonable, prudent and eligible for recovery over a period to be determined in RECO’s electric rate proceeding.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at March 31, 2014 and December 31, 2013 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Regulatory assets
Unrecognized pension and other postretirement costs	$2,591	$2,730	$2,478	$2,610
Future income tax	2,183	2,145	2,070	2,030
Environmental remediation costs	921	938	814	830
Deferred storm costs	411	441	307	334
Revenue taxes	216	207	204	196
Pension and other postretirement benefits deferrals	191	237	163	211
Surcharge for New York State assessment	144	78	136	74
Net electric deferrals	78	83	78	83
Unamortized loss on reacquired debt	63	65	60	62
O&R transition bond charges	31	33	—	—
Preferred stock redemption	28	28	28	28
Property tax reconciliation	25	22	—	—
Workers’ compensation	12	12	12	12
Deferred derivative losses – noncurrent	6	8	5	7
Other	182	174	167	162
Regulatory assets – noncurrent	7,082	7,201	6,522	6,639
Deferred derivative losses – current	7	25	5	22
Recoverable energy costs – current	1	4	—	4
Regulatory assets – current	8	29	5	26
Total Regulatory Assets	$7,090	$7,230	$6,527	$6,665
Regulatory liabilities
Allowance for cost of removal less salvage	$ 558	$ 540	$ 466	$ 453
Property tax reconciliation	299	322	299	322
Property tax refunds	119	130	119	130
Long-term interest rate reconciliation	99	105	99	105
Carrying charges on repair allowance and bonus depreciation	81	88	80	87
New York State income tax rate change	66	—	62	—
Net unbilled revenue deferrals	61	133	61	133
World Trade Center settlement proceeds	57	62	57	62
Other postretirement benefit deferrals	51	50	47	50
2014 rate plan base rate revenue deferral	50	—	50	—
Prudence proceeding	38	40	38	40
Unrecognized other postretirement benefits costs	32	—	23	—
Carrying charges on T&D net plant – electric and steam	27	28	21	20
Electric excess earnings	22	22	18	18
Other	240	208	207	178
Regulatory liabilities – noncurrent	1,800	1,728	1,647	1,598
Refundable energy costs – current	160	100	128	66
Deferred derivative gains – current	44	14	36	11
Revenue decoupling mechanism	23	34	19	30
Future income tax	16	—	16	—
Regulatory liabilities – current	243	148	199	107
Total Regulatory Liabilities	$2,043	$1,876	$1,846	$1,705

Note C — Capitalization

In February 2014, CECONY redeemed at maturity $200 million of 4.70 percent 10-year debentures. In March 2014, CECONY issued $850 million aggregate principal amount of 4.45 percent 30-year debentures.

The carrying amounts and fair values of long-term debt are:

(Millions of Dollars)	March 31, 2014		December 31, 2013
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$11,623	$13,000	$10,974	$12,082
CECONY	$10,491	$11,692	$9,841	$10,797

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $12,364 million and $636 million of the fair value of long-term debt at March 31, 2014 are classified as Level 2 and Level 3, respectively. For CECONY, $11,056 million and $636 million of the fair value of long-term debt at March 31, 2014 are classified as Level 2 and Level 3, respectively (see Note M). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing

At March 31, 2014, Con Edison had $830 million of commercial paper outstanding of which $669 million was outstanding under CECONY’s program. The weighted average interest rate was 0.2 percent for both Con Edison and CECONY. At December 31, 2013, Con Edison had $1,451 million of commercial paper outstanding of which $1,210 million was outstanding under CECONY’s program. The weighted average interest rate was 0.2 percent for both Con Edison and CECONY.

At March 31, 2014 and December 31, 2013, no loans were outstanding under the Companies’ credit agreement and $56 million (including $11 million for CECONY) and $26 million (including $11 million for CECONY) of letters of credit were outstanding, respectively, under the credit agreement.

Note E — Pension Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three months ended March 31, 2014 and 2013 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Service cost – including administrative expenses	$ 57	$ 67	$ 53	$ 62
Interest cost on projected benefit obligation	143	134	134	126
Expected return on plan assets	(208)	(187)	(197)	(178)
Recognition of net actuarial loss	154	208	146	197
Recognition of prior service costs	1	1	1	1
NET PERIODIC BENEFIT COST	$ 147	$ 223	$ 137	$ 208
Cost capitalized	(51)	(82)	(49)	(79)
Reconciliation to rate level	26	11	23	13
Cost charged to operating expenses	$ 122	$ 152	$ 111	$ 142

Expected Contributions

Based on estimates as of March 31, 2014, the Companies expect to make contributions to the pension plan during 2014 of $564 million (of which $524 million is to be contributed by CECONY). The Companies’ policy is to fund their accounting cost to the extent tax deductible. During the first quarter of 2014, CECONY contributed $200 million to the pension plan. The Companies expect to fund $13 million for the non-qualified supplemental plans in 2014.

Note F — Other Postretirement Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three months ended March 31, 2014 and 2013 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Service cost	$5	$6	$4	$5
Interest cost on accumulated other postretirement benefit obligation	15	14	13	12
Expected return on plan assets	(19)	(19)	(17)	(17)
Recognition of net actuarial loss	14	16	13	14
Recognition of prior service cost	(5)	(7)	(4)	(6)
NET PERIODIC POSTRETIREMENT BENEFIT COST	$10	$10	$9	$8
Cost capitalized	(4)	(3)	(3)	(2)
Reconciliation to rate level	3	12	—	11
Cost charged to operating expenses	$9	$19	$6	$17

Expected Contributions

Based on estimates as of March 31, 2014, Con Edison expects to make a contribution of $7 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2014.

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

The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2014 and December 31, 2013 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Accrued Liabilities:
Manufactured gas plant sites	$663	$665	$560	$562
Other Superfund Sites	78	84	77	82
Total	$741	$749	$637	$644
Regulatory assets	$921	$938	$814	$830

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites for the three months ended March 31, 2014 and 2013 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Remediation costs incurred	$9	$10	$8	$7
Insurance recoveries received*	5	—	5	—
* Reduced amount deferred for recovery from customers

In 2013, CECONY estimated that for its manufactured gas plant sites, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range up to $2.4 billion. In 2013, O&R estimated that for its manufactured gas plant sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range up to $167 million. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2013, Con Edison and CECONY estimated that their aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years were $8 million and $7 million, respectively. The estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate plans, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2014 and December 31, 2013 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$87	$87	$82	$82
Regulatory assets – workers’ compensation	$12	$12	$12	$12

Note H – Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately 90 suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. At March 31, 2014, the company had accrued its estimated liability for the suits of $50 million and an insurance receivable in the same amount.

Manhattan Explosion and Fire

On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Street in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 48 people were injured. Additional buildings were also damaged. The National Transportation Safety Board is investigating. The parties to the investigation include the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC (which is also conducting an investigation). Several suits are pending against the company seeking generally unspecified damages for personal injury and property damage. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At March 31, 2014, the company had not accrued a liability for the incident.

Other Contingencies

See “Other Regulatory Matters” in Note B.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $1,500 million and $1,331 million at March 31, 2014 and December 31, 2013, respectively.

A summary, by type and term, of Con Edison’s total guarantees at March 31, 2014 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Energy transactions	$785	$35	$68	$888
Solar energy projects	568	13	—	581
Other	31	—	—	31
Total	$1,384	$48	$68	$1,500

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

Solar Energy Projects — Con Edison and Con Edison Development guarantee payments associated with the investment in solar energy facilities on behalf of their wholly-owned subsidiaries. In addition, Con Edison Development has entered into two guarantees ($80 million maximum and $208 million maximum, respectively) on behalf of two entities in which it has a 50 percent interest in connection with the construction of solar energy facilities. Con Edison Development also provided $3 million in guarantees to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar energy facilities performed by its subsidiaries.

Other — Other guarantees primarily relate to guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions ($25 million). In addition, Con Edison issued a guarantee to the Public Utility Commission of Texas covering obligations of Con Edison Solutions as a retail electric provider. Con Edison’s estimate of the maximum potential obligation for this guarantee is $5 million as of March 31, 2014.

Note I – Lease In/Lease Out Transactions

As a result of the January 2013 Court of Appeals decision, in March 2013, Con Edison recorded an after-tax charge of $150 million to reflect, as required by the accounting rules for leveraged lease transactions, the recalculation of the accounting effect of the LILO transactions based on the revised after-tax cash flows projected from the inception of the leveraged leases as well as the interest on the potential tax liability resulting from the disallowance of federal and state income tax losses with respect to the LILO transactions. In the first quarter of 2014, the interest accrued on the liability was reduced by $13 million ($7 million, net of tax). See “Uncertain Tax Positions” in Note J.

The effect of the LILO transactions on Con Edison’s consolidated income statement for the three months ended as of March 31, 2014 and 2013 were as follows:

(Millions of Dollars)	For the Three Months Ended March 31,
	2014	2013
Increase/(decrease) to non-utility operating revenues	$—	$(121)
(Increase)/decrease to other interest expense	13	(131)
Income tax benefit/(expense)	(6)	102
Total increase/(decrease) in net income	$7	$(150)

In January 2013, to defray interest charges, the company deposited $447 million with federal and state tax agencies relating primarily to the potential tax liability from the LILO transactions in past tax years and interest thereon. During 2013, $125 million of the deposit was returned from the IRS at the company’s request. Also in 2013, the deposit balance was reduced by an additional $48 million, due to a $10 million refund from the IRS and the application of $38 million toward the settlement of tax and interest for certain tax years, primarily relating to tax liability from the LILO transactions. In the first quarter of 2014, Con Edison applied the remainder of the deposit against its federal and state tax liabilities, including interest. See “Uncertain Tax Positions” in Note J.

Note J — Income Tax

In the first quarter of 2013, the IRS accepted on audit Con Edison’s claim for manufacturing tax deductions. Accordingly, Con Edison’s effective tax rate was favorably impacted by $15 million. In addition, as a result of interest expense on the LILO disallowances and reduction to non-utility operating revenues (see Note I), income before income tax expense for the first quarter of 2013 was significantly lower than the first quarter of 2014. Other recurring tax rate reconciling items in the first quarter of 2014 and 2013 are comparable. However, as a result of lower income before income tax expense in 2013, Con Edison’s effective tax rate was 23 percent for the three months ended March 31, 2013, compared to 35 percent for the same period in 2014.

On March 31, 2014, tax legislation was enacted in the State of New York that reduces the corporate franchise tax rate from 7.1 percent to 6.5 percent, beginning January 1, 2016. The application of this legislation decreased Con Edison’s accumulated deferred tax liabilities by $77 million ($72 million for CECONY), decreased Con Edison’s regulatory asset for future income tax by $11 million ($10 million for CECONY) and increased Con Edison’s regulatory liability by $66 million ($62 million for CECONY). The impact of this tax legislation on Con Edison’s effective tax rate was immaterial and there was no impact on CECONY’s effective tax rate for the three months ended March 31, 2014.

Uncertain Tax Positions

During the first quarter of 2013, the IRS accepted Con Edison’s deductions for repair costs to utility plant (the “repair allowance deductions”). As a result of this settlement, Con Edison and CECONY reduced their estimated liabilities for prior year uncertain tax positions by $72 million and $66 million, respectively, with a corresponding increase to accumulated deferred income tax liabilities. In addition, as a result of the January 2013 Court of Appeals decision (see Note I), Con Edison increased its estimated prior year liabilities for federal and state uncertain tax positions by $249 million in the first quarter of 2013, with a corresponding reduction to accumulated deferred income tax liabilities. These changes to the Companies’ estimated liabilities for uncertain tax positions had no impact on income tax expense in the first quarter of 2013. As a result of positions taken on the various amended state tax returns filed in the first quarter of 2014, Con Edison increased its estimated liabilities for uncertain tax positions by $22 million. The amended state tax returns contain uncertain tax positions unique to the states, and the returns remain open for examination. At March 31, 2014, the estimated liability for uncertain tax positions for Con Edison was $31 million and was reflected as a noncurrent liability on its consolidated balance sheet. CECONY had no liabilities for uncertain tax positions.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the first quarter of 2014, Con Edison recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in its consolidated income statements. In the first quarter of 2013, Con Edison recognized $126 million of interest expense ($131 million related to the LILO transactions, less a reduction of $5 million in accrued interest expense primarily associated with repair allowance deductions). At March 31, 2014 and December 31, 2013, Con Edison recognized an immaterial amount of accrued interest on its consolidated balance sheets.

As of March 31, 2014, Con Edison reasonably expects to resolve approximately $13 million ($8 million, net of federal taxes) of its uncertainties related to certain tax matters within the next twelve months, of which the entire amount, if recognized, would affect Con Edison’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would affect Con Edison’s effective tax rate is $31 million ($20 million, net of federal taxes).

Note K – Financial Information by Business Segment

The financial data for the business segments are as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2014	2013	2014	2013	2014	2013	2014	2013
CECONY
Electric	$2,074	$1,814	$4	$4	$189	$185	$257	$189
Gas	789	660	1	1	32	32	233	242
Steam	341	332	20	19	19	16	153	129
Consolidation adjustments	—	—	(25)	(24)	—	—	—	—
Total CECONY	$3,204	$2,806	$—	$—	$240	$233	$643	$560
O&R
Electric	$163	$145	$—	$—	$10	$10	$12	$20
Gas	93	82	—	—	4	4	27	27
Total O&R	$256	$227	$—	$—	$14	$14	$39	$47
Competitive energy businesses	$329	$152	$3	$2	$7	$4	$2	$(82)
Other*	—	(1)	(3)	(2)	—	—	1	1
Total Con Edison	$3,789	$3,184	$—	$—	$261	$251	$685	$526

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note L – Derivative Instruments and Hedging Activities

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

The Companies enter into master agreements for their commodity derivatives. These agreements typically provide for setoff in the event of contract termination. In such case, generally the non-defaulting or non-affected party’s payable will be set-off by the other party’s payable. The non-defaulting party will customarily notify the defaulting party within a specific time period and come to an agreement on the early termination amount.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities at March 31, 2014 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$232	$(94)	$138	(a)	$—	$—	$138	(a)
Derivative liabilities	(95)	89	(6)		—	—	(6)
Net derivative assets/(liabilities)	$137	$(5)	$132	(a)	$—	$—	$132	(a)
CECONY
Derivative assets	$83	$(34)	$49	(a)	$—	$—	$49	(a)
Derivative liabilities	(36)	33	(3)		—	—	(3)
Net derivative assets/(liabilities)	$47	$(1)	$46	(a)	$—	$—	$46	(a)

(a)	At March 31, 2014, Con Edison and CECONY had margin deposits of $25 million and $14 million, respectively, classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities at December 31, 2013 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$166	$(101)	$65	(a)	$—	$—	$65	(a)
Derivative liabilities	(113)	98	(15)		—	—	(15)
Net derivative assets/(liabilities)	$53	$(3)	$50	(a)	$—	$—	$50	(a)
CECONY
Derivative assets	$41	$(32)	$9	(a)	$—	$—	$9	(a)
Derivative liabilities	(51)	37	(14)		—	—	(14)
Net derivative assets/(liabilities)	$(10)	$5	$(5	)(a)	$—	$—	$(5	)(a)

(a)	At December 31, 2013, Con Edison and CECONY had margin deposits of $17 million and $16 million, respectively, classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

At March 31, 2014, Con Edison and CECONY had $236 million and $48 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $96 million with independent system operators, $78 million with commodity exchange brokers, $60 million with investment-grade counterparties and $2 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $28 million with commodity exchange brokers and $20 million with investment-grade counterparties.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at March 31, 2014 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$193	$65
Long-term	Other deferred charges and noncurrent assets	39	18
Total derivative assets		$232	$83
Impact of netting		(69)	(20)
Net derivative assets		$163	$63
Derivative Liabilities
Current	Fair value of derivative liabilities	$68	$21
Long-term	Fair value of derivative liabilities	27	15
Total derivative liabilities		$95	$36
Impact of netting		(89)	(33)
Net derivative liabilities		$6	$3

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2013 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$134	$27
Long-term	Other deferred charges and noncurrent assets	32	14
Total derivative assets		$166	$41
Impact of netting		(84)	(16)
Net derivative assets		$82	$25
Derivative Liabilities
Current	Fair value of derivative liabilities	$82	$32
Long-term	Fair value of derivative liabilities	31	19
Total derivative liabilities		$113	$51
Impact of netting		(98)	(37)
Net derivative liabilities		$15	$14

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2014:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended March 31, 2014
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$30		$25
Long-term	Deferred derivative gains	4		4
Total deferred gains/(losses)		$34		$29
Current	Deferred derivative losses	$17		$17
Current	Recoverable energy costs	94		77
Long-term	Deferred derivative losses	2		2
Total deferred gains/(losses)		$113		$96
Net deferred gains/(losses)		$147		$125
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$175	(b)	$—
	Gas purchased for resale	(14)		—
	Non-utility revenue	(24	)(b)	—
Total pre-tax gain/(loss) recognized in income		$137		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended March 31, 2014, Con Edison recorded in purchased power expense an unrealized pre-tax gain of $20 million.

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2013:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended March 31, 2013
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$9		$8
Long-term	Regulatory liabilities	2		1
Total deferred gains/(losses)		$11		$9
Current	Deferred derivative losses	$38		$32
Current	Recoverable energy costs	11		10
Long-term	Deferred derivative losses	7		6
Total deferred gains/(losses)		$56		$48
Net deferred gains/(losses)		$67		$57
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$67	(b)	$—
	Gas purchased for resale	(4)		—
	Non-utility revenue	(1	)(b)	—
Total pre-tax gain/(loss) recognized in income		$62		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended March 31, 2013, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain of $1 million and $45 million, respectively.

As of March 31, 2014, Con Edison had 1,165 contracts, including 538 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts (a)	MWHs (b)	Number of Capacity Contracts (a)	MWs (b)	Number of Contracts (a)	Dths (b)	Total Number Of Contracts (a)
Con Edison	548	14,882,496	67	6,442	550	70,343,157	1,165
CECONY	87	3,198,875	4	1,200	447	64,560,000	538

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at March 31, 2014, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$2		$1
Collateral posted	$—		$—
Additional collateral(b) (downgrade one level from current ratings)	$2		$—
Additional collateral(b) (downgrade to below investment grade from current ratings)	$4	(c)	$2	(c)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at March 31, 2014, would have amounted to an estimated $29 million for Con Edison, including $7 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(c)	Derivative instruments that are net assets have been excluded from the table. At March 31, 2014, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $64 million, including $1 million for CECONY.

Interest Rate Swap

O&R has an interest rate swap, which terminates in October 2014, pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at March 31, 2014 was an unrealized loss of $2 million, which has been included in Con Edison’s consolidated balance sheet as a current liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the three months ended March 31, 2014 was immaterial. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

Note M — Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (d)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (a)(e)(f)	$8	$7	$175	$46	$25	$13	$(45)	$(3)	$163	$63
Other assets (c)(e)(f)	142	135	115	105	—	—	—	—	257	240
Total	$150	$142	$290	$151	$25	$13	$(45)	$(3)	$420	$303
Derivative liabilities:
Commodity (a)(e)(f)	$3	$3	$67	$16	$1	$—	$(65)	$(16)	$6	$3
Interest rate contract (b)(e)(f)	—	—	2	—	—	—	—	—	2	—
Total	$3	$3	$69	$16	$1	$—	$(65)	$(16)	$8	$3

(a)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note L.
(b)	See Note L.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period. There were no transfers between levels 1, 2, and 3 for the three months ended March 31, 2014.
(f)	Level 2 assets and liabilities include investments held in the deferred compensation plan and/or non-qualified retirement plans, interest rate swap, or exchange-traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1, and certain over-the-counter derivative instruments for electricity and natural gas. Derivative instruments classified as Level 2 are valued using industry standard models that incorporate corroborated observable inputs; such as pricing services or prices from similar instruments that trade in liquid markets, time value, and volatility factors.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (d)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (a)(e)(f)	$3	$3	$130	$13	$11	$6	$(62)	$3	$82	$25
Other assets (c)(e)(f)	141	134	113	103	—	—	—	—	254	237
Total	$144	$137	$243	$116	$11	$6	$(62)	$3	$336	$262
Derivative liabilities:
Commodity (a)(e)(f)	$5	$5	$84	$27	$2	$—	$(76)	$(18)	$15	$14
Interest rate contract (b)(e)(f)	—	—	2	—	—	—	—	—	2	—
Total	$5	$5	$86	$27	$2	$—	$(76)	$(18)	$17	$14

(a)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note L.
(b)	See Note L.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period. There were no transfers between levels 1, 2, and 3 for the year ended December 31, 2013.
(f)	Level 2 assets and liabilities include investments held in the deferred compensation plan and/or non-qualified retirement plans, interest rate swap, or exchange-traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1, and certain over-the-counter derivative instruments for electricity and natural gas. Derivative instruments classified as Level 2 are valued using industry standard models that incorporate corroborated observable inputs; such as pricing services or prices from similar instruments that trade in liquid markets, time value, and volatility factors.

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

	Fair Value of Level 3 at March 31, 2014 (Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison—Commodity
Electricity	$9	Discounted Cash Flow	Forward energy prices (a)	$28.00-$137.00 per MWH
		Discounted Cash Flow	Forward capacity prices (a)	$10.00 per kW-month
Transmission Congestion Contracts / Financial Transmission Rights	15	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	(5.8)%-50.6%
			Discount to adjust auction prices for historical monthly realized settlements (b)	(236.2)%-49.1%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(0.99)-$12.00 per MWH
Total Con Edison—Commodity	$24
CECONY—Commodity
Transmission Congestion Contracts	$13	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	(5.8)%-50.6%
			Discount to adjust auction prices for historical monthly realized settlements (b)	(236.2)%-49.1%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2014 and 2013 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31, 2014
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2014	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of March 31, 2014
Con Edison
Derivatives:
Commodity	$9	$50	$4	$8	$—	$—	$(47)	$—	$24
CECONY
Derivatives:
Commodity	$6	$11	$4	$7	$—	$—	$(15)	$—	$13

	For the Three Months Ended March 31, 2013
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2013	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of March 31,2013
Con Edison
Derivatives:
Commodity	$(5)	$31	$5	$4	$—	$—	$(21)	$—	$14
CECONY
Derivatives:
Commodity	$10	$10	$1	$4	$—	$—	$(14)	$—	$11

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial and immaterial) and purchased power costs ($39 million gain and $19 million gain) on the consolidated income statement for the three months ended March 31, 2014 and 2013, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at March 31, 2014 and 2013 is included in non-utility revenues (immaterial and immaterial) and purchased power costs ($8 million gain and $16 million gain) on the consolidated income statement for the three months ended March 31, 2014 and 2013, respectively.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2014, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a historical default probability based on current credit ratings and a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

Note N — Variable Interest Entities

In March 2014, Con Edison Development purchased a 50 percent membership interest in Copper Mountain Solar 3 Holdings, LLC (CMS 3). As a result, Con Edison has a variable interest in CMS 3, which is a non-consolidated entity. CMS 3 owns a project company that is developing a 250 MW (AC) solar energy project in Nevada. Electricity generated by the project is to be sold to the Southern California Public Power Authority pursuant to a long-term power purchase agreement. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of CMS 3 is shared equally between Con Edison Development and a third party. At March 31, 2014, Con Edison’s consolidated balance sheet includes $80 million in investments (including earnings) related to CMS 3, which assessed in accordance with the accounting rules for variable interest entities, is Con Edison’s current maximum exposure to loss in the entity. In addition, Con Edison and Con Edison Development have issued certain guarantees to third parties in connection with CMS 3. See “Guarantees” in Note H.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This combined management’s discussion and analysis of financial condition and results of operations relates to the consolidated financial statements (the First Quarter Financial Statements) included in this report of two separate registrants: Con Edison and CECONY and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and CECONY. CECONY is a subsidiary of Con Edison and, as such, information in this management’s discussion and analysis about CECONY applies to Con Edison.

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2013 (File Nos. 1-14514 and 1-1217, the Form 10-K).

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses sell to retail customers electricity purchased in wholesale markets and enter into related hedging transactions, provide energy-related products and services to wholesale and retail customers, and participate in energy infrastructure projects. At March 31, 2014, Con Edison’s equity investment in its competitive energy businesses was $503 million and their assets amounted to $1,419 million.

In March 2014, Con Edison Development agreed to sell a 50 percent membership interest in its wholly-owned subsidiary, CED California Holdings Financing I, LLC (CCH). CCH owns project companies that operate 110 MW of solar energy projects in California. Electricity generated by the projects is sold to Pacific Gas and Electric Company pursuant to long-term power purchase agreements. At March 31, 2014, CCH had approximately $374 million in net property, plant and equipment and $217 million in long-term debt.

Certain financial data of Con Edison’s businesses is presented below:

	Three months ended March 31, 2014				At March 31, 2014
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$3,204	85%	$334	93%	$36,326	90%
O&R	256	7%	21	6%	2,569	6%
Total Utilities	3,460	92%	355	99%	38,895	96%
Con Edison Solutions (a)	295	8%	(4)	(1)%	287	1%
Con Edison Energy	26	—%	5	1%	119	—%
Con Edison Development (b)	11	—%	8	2%	936	2%
Other (c)	(3)	—%	(3)	(1)%	244	1%
Total Con Edison	$3,789	100%	$361	100%	$40,481	100%

(a)	Net income from the competitive energy businesses for the three months ended March 31, 2014 includes $11 million of net after-tax mark-to-market gains (Con Edison Solutions, $11 million).
(b)	Includes an after-tax benefit of $7 million in the three months ended March 31, 2014 due primarily to lower than previously estimated interest on the tax liability from the lease in/lease out (LILO) transactions (see in Note I to the First Quarter Financial Statements).
(c)	Other includes parent company expenses, primarily interest, and consolidation adjustments. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended March 31, 2014 was $361 million or $1.23 a share ($1.23 on a diluted basis) compared with $192 million or $0.66 a share ($0.65 on a diluted basis) for the three months ended March 31, 2013. See “Results of Operations – Summary,” below. For segment financial information, see Note K to the First Quarter Financial Statements and “Results of Operations,” below.

Results of Operations — Summary

Net income for common stock for the three months ended March 31, 2014 and 2013 was as follows:

(Millions of Dollars)	2014	2013
CECONY	$334	$277
O&R	21	30
Competitive energy businesses (a)	9	(112)
Other (b)	(3)	(3)
Con Edison	$361	$192

(a)	Includes an after-tax benefit of $7 million in the three months ended March 31, 2014, and an after-tax charge of $150 million in the three months ended March 31, 2013 relating to the LILO transactions (see Note I to the First Quarter Financial Statements) and a tax benefit of $15 million resulting from the acceptance by the Internal Revenue Service (IRS) of the company’s claim for manufacturing tax deductions in the three months ended March 31, 2013 (see Note J to the First Quarter Financial Statements). Also includes $11 million and $26 million of net after-tax mark-to-market gains in the three months ended March 31, 2014 and 2013, respectively.
(b)	Other includes parent company expenses, primarily interest, and consolidation adjustments.

The Companies’ results of operations for the three months ended March 31, 2014, as compared with the 2013 period reflect changes in the rate plans of Con Edison’s utility subsidiaries, the weather impact on its steam delivery service, decreases in certain operations and maintenance expenses and increases in depreciation and property taxes, reflecting primarily the impact of higher utility plant balances. The results of operations also include the impact of the LILO transactions and the net mark-to-market effects of the competitive energy businesses.

Operations and maintenance expenses for CECONY primarily reflect a decrease in pension costs and lower surcharges for assessments and fees that are collected in revenues, offset in part by higher operating costs attributable to emergency response to weather related events.

The following table presents the estimated effect on earnings per share and net income for common stock for the 2014 period as compared with the 2013 period, resulting from these and other major factors:

	Earnings per Share Variation	Net Income for Common Stock Variation (Millions of Dollars)
CECONY (a)
Rate plans	$0.15	$43
Weather impact on steam revenues	0.04	13
Operations and maintenance expenses	0.03	10
Depreciation and property taxes	(0.05)	(15)
Other	0.02	6
Total CECONY	0.19	57
O&R (a)	(0.03)	(9)
Competitive energy businesses (b)	0.41	121
Other, including parent company expenses	—	—
Total variations	$0.57	$169

(a)	Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Under the rate plans, pension and other postretirement costs and certain other costs are reconciled to amounts reflected in rates for such costs.
(b)	These variations include an after-tax benefit in the 2014 period of $7 million or $0.02 a share compared to an after-tax charge in the 2013 period of $150 million or $0.51 a share relating to the LILO transactions (see Note I to the First Quarter Financial Statements). In addition, the variations include a tax benefit in the 2013 period of $15 million or $0.05 a share resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions (see Note J to the First Quarter Financial Statements). The variations also include after-tax net mark-to-market gains of $11 million or $0.04 a share in the 2014 period and after-tax net mark-to-market gains of $26 million or $0.09 a share in the 2013 period.

See “Results of Operations” below for further discussion and analysis of results of operations.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2014 and 2013 are summarized as follows:

Con Edison

(Millions of Dollars)	2014	2013	Variance
Operating activities	$224	$(84)	$308
Investing activities	(634)	(663)	29
Financing activities	(162)	485	(647)
Net change	(572)	(262)	(310)
Balance at beginning of period	674	394	280
Balance at end of period	$102	$132	$(30)

CECONY

(Millions of Dollars)	2014	2013	Variance
Operating activities	$11	$350	$(339)
Investing activities	(510)	(562)	52
Financing activities	(75)	(102)	27
Net change	(574)	(314)	(260)
Balance at beginning of period	633	353	280
Balance at end of period	$59	$39	$20

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

Net cash flows from operating activities for the three months ended March 31, 2014 for Con Edison and CECONY were $308 million higher and $339 million lower, respectively, than in 2013. The increase in net cash flows for Con Edison reflects the deposits made in 2013 with federal and state tax agencies primarily related to the LILO transactions (see Note I to the First Quarter Financial Statements), offset in part by higher income tax payments ($392 million) in 2014. The decrease in net cash for CECONY reflects primarily higher income tax payments ($231 million) in 2014.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

The changes in regulatory assets principally reflect changes in deferred pension costs in accordance with the accounting rules for retirement benefits.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $29 million and $52 million lower, respectively, for the three months ended March 31, 2014 compared with the 2013 period. The changes for Con Edison and CECONY reflect decreased utility construction expenditures in 2014. In addition, for Con Edison, the change reflects increased investments in solar energy projects (see Note N to the First Quarter Financial Statements), offset in part by decreased non-utility construction expenditures and receipt of grants related to solar energy projects.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and CECONY were $647 million lower and $27 million higher, respectively, in the three months ended March 31, 2014 compared with the 2013 period.

In March 2014, CECONY issued $850 million of 4.45 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In February 2014, CECONY redeemed at maturity $200 million of 4.70 percent 10-year debentures.

In February 2013, CECONY issued $700 million of 3.95 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In February 2013, CECONY redeemed at maturity $500 million of 4.875 percent 10-year debentures.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at March 31, 2014 and 2013 and the average daily balances for the three months ended 2014 and 2013 for Con Edison and CECONY were as follows:

	2014		2013
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31	Daily average	Outstanding at March 31	Daily average
Con Edison	$830	$961	$1,021	$889
CECONY	$669	$777	$313	$188
Weighted average yield	0.2%	0.2%	0.3%	0.3%

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at March 31, 2014, compared with December 31, 2013.

	Con Edison	CECONY
(Millions of Dollars)	2014 vs. 2013 Variance	2014 vs. 2013 Variance
Assets
Prepayments	$353	$295
Special deposits	(324)	(84)
Regulatory asset — Unrecognized pension costs	(139)	(132)
Liabilities
Accrued taxes	(378)	(11)
Pension and retiree benefits	(225)	(216)

Prepayments

The increase in prepayments for Con Edison and CECONY reflects primarily CECONY’s January 2014 payment of its New York City semi-annual property taxes, offset by three months of amortization, while the December 2013 balance reflects the full amortization of the previous semi-annual payment.

Special Deposits and Accrued Taxes

The decreases in Con Edison’s special deposits and accrued taxes reflect the deposits made in 2013 with federal and state tax agencies primarily relating to the LILO transactions. See Note I to the First Quarter Financial Statements.

Regulatory Asset for Unrecognized Pension Costs and Liability for Pension and Retiree Benefits

The decrease in the regulatory asset for unrecognized pension costs and the liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2013, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The decrease in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2014. See Notes B, E and F to the First Quarter Financial Statements.

Capital Requirements and Resources

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2014 and 2013 and the twelve months ended December 31, 2013 was:

	Ratio of Earnings to Fixed Charges
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Twelve Months Ended December 31, 2013
Con Edison (a)	4.8	1.9	3.0
CECONY	4.6	4.1	3.7

(a)	Reflects after-tax benefit/(charge) to earnings relating to Con Edison Development’s LILO transactions of $7 million, $(150) million and $(95) million for the three months ended March 31, 2014 and 2013 and twelve months ended December 31, 2013, respectively. See Note I to the First Quarter Financial Statements.

For each of the Companies, the common equity ratio at March 31, 2014 and December 31, 2013 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2014	December 31, 2013
Con Edison	52.3	53.9
CECONY	51.9	53.7

Off-Balance Sheet Arrangements

The Companies have no off-balance sheet arrangements other than two guarantees ($80 million maximum and $208 million maximum) issued by Con Edison Development on behalf of two entities in which it acquired a 50 percent interest in July 2013 and March 2014, respectively (see “Guarantees” in Note H and Note N to the First Quarter Financial Statements). The entities were formed to develop, construct and operate photovoltaic solar energy facilities with a cumulative capacity of 400 MW (AC). Con Edison Development is not the primary beneficiary of these entities since the power to direct the activities that most significantly impact the economics of the facilities is shared equally between Con Edison Development and a third party. No payments have been made nor are any expected to be made under the guarantees.

Regulatory Matters

In December 2013, the New York State Public Service Commission (NYSPSC) directed the NYSPSC staff “to recommend, for commencement in the first quarter of 2014, a process that will result in timely decisions regarding the broad restructuring of distribution utility regulation, such that the post-2015 course of energy efficiency and other clean energy programs can be determined in the context of these more sweeping changes.” The NYSPSC articulated five core policy outcomes intended to better align the role and operations of utilities to enable market and customer-driven change: empowering customers; leveraging customer contributions; system-wide efficiency; fuel and resource diversity; and system reliability and resiliency. The NYSPSC requested that the scope of the proceeding be sufficiently broad to address the role of distribution utilities in enabling system-wide efficiency and market-based deployment of distributed energy resources and load management; changes that can and should be made in the current regulatory, tariff, and market design and incentive structure in New York to better align utility interest with achieving the NYSPSC’s energy policy objectives; and further changes that need to be made to energy efficiency delivery including better alignment and definition of the roles and responsibilities of New York State Energy Research and Development Authority (NYSERDA) and utilities.

In April 2014, following the issuance of a NYSPSC staff report and proposal that, among other things, recommended that the NYSPSC consider fundamental changes in the manner in which utilities provide service, the NYSPSC initiated its Reforming the Energy Vision proceeding to (1) improve system efficiency, empower customer choice, and encourage greater penetration of clean generation and energy efficiency technologies and practices; (2) examine how existing practices should be modified to establish Distributed System Platform Providers (DSPP), actively managing and coordinating distributed energy resources and providing a market enabling customers to optimize their energy priorities, provide system benefits, and be compensated for providing such system benefits; and (3) examine how the NYSPSC’s regulatory practices should be modified to incent utility practices that best promote the NYSPSC’s policies and objectives, including the promotion of energy efficiency, renewable energy, least cost energy supply, fuel diversity, system adequacy and reliability, demand elasticity, and customer empowerment. The NYSPSC indicated that its goal is to reach generic policy determinations with respect to DSPP and related issues and regulatory design and ratemaking issues by the end of 2014 and in the first quarter of 2015, respectively. The Utilities are not able to predict the outcome of the Reforming the Energy Vision proceeding or its impact on the Utilities.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at March 31, 2014, a 10 percent variation in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million. Under CECONY’s current gas, steam and electric rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual tax-exempt (and under the gas rate plan, taxable) long-term debt interest expense are reconciled to the level set in rates.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Swap” in Note L to the First Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note L to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2014, a 10 percent decline in market prices would result in a decline in fair value of $54 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $46 million is for CECONY and $8 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	March 31, 2014	December 31, 2013
	(Millions of Dollars)
Average for the period	$2	$1
High	7	1
Low	—	—

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

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. See “Credit Exposure” in Note L to the First Quarter Financial Statements.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At March 31, 2014, the pension plan investments consisted of 59 percent equity and 41 percent fixed income and other securities.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see Notes B, G and H to the First Quarter Financial Statements.

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

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three months ended March 31, 2014 and 2013 follows. For additional business segment financial information, see Note K to the First Quarter Financial Statements.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2014 compared with 2013 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$398	14.2%	$29	12.8%	$178	Large	$605	19.0%
Purchased power	162	35.6	19	38.0	75	37.1	256	36.2
Fuel	9	6.1	—	—	—	—	9	6.1
Gas purchased for resale	127	58.0	12	42.9	11	Large	150	60.0
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	100	5.0	(2)	(1.3)	92	Large	190	9.1
Other operations and maintenance	(16)	(2.2)	8	11.4	3	15.8	(5)	(0.6)
Depreciation and amortization	7	3.0	—	—	3	75.0	10	4.0
Taxes, other than income taxes	26	5.8	(2)	(11.1)	2	50.0	26	5.5
Operating income	83	14.8	(8)	(17.0)	84	Large	159	30.2
Other income less deductions	5	Large	1	Large	2	Large	8	Large
Net interest expense	(1)	(0.8)	(2)	(18.2)	(140)	Large	(143)	(51.3)
Income before income tax expense	89	20.7	(5)	(13.9)	226	Large	310	Large
Income tax expense	32	21.1	4	66.7	105	Large	141	Large
Net income for common stock	$57	20.6%	$(9)	(30.0)%	$121	Large	$169	88.0%

(a)	Other includes parent company expenses, primarily interest, and consolidation adjustments.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
(Millions of Dollars)	Electric	Gas	Steam	2014 Total	Electric	Gas	Steam	2013 Total	2014-2013 Variation
Operating revenues	$2,074	$789	$341	$3,204	$1,814	$660	$332	$2,806	$398
Purchased power	598	—	19	617	441	—	14	455	162
Fuel	92	—	64	156	65	—	82	147	9
Gas purchased for resale	—	346	—	346	—	219	—	219	127
Net revenues	1,384	443	258	2,085	1,308	441	236	1,985	100
Operations and maintenance	569	104	52	725	579	100	62	741	(16)
Depreciation and amortization	189	32	19	240	185	32	16	233	7
Taxes, other than income taxes	369	74	34	477	355	67	29	451	26
Operating income	$257	$233	$153	$643	$189	$242	$129	$560	$83

Electric

CECONY’s results of electric operations for the three months ended March 31, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2014	March 31, 2013	Variation
Operating revenues	$2,074	$1,814	$260
Purchased power	598	441	157
Fuel	92	65	27
Net revenues	1,384	1,308	76
Operations and maintenance	569	579	(10)
Depreciation and amortization	189	185	4
Taxes, other than income taxes	369	355	14
Electric operating income	$257	$189	$68

CECONY’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2014 compared with the 2013 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2014	March 31, 2013	Variation	Percent Variation	March 31, 2014	March 31, 2013	Variation	Percent Variation
Residential/Religious(a)	2,416	2,382	34	1.4%	$787	$647	$140	21.6%
Commercial/Industrial	2,461	2,394	67	2.8	618	479	139	29.0
Retail access customers	6,437	6,223	214	3.4	522	577	(55)	(9.5)
NYPA, Municipal Agency and other sales	2,582	2,561	21	0.8	133	131	2	1.5
Other operating revenues	—	—	—	—	14	(20)	34	Large
Total	13,896	13,560	336	2.5%	$2,074	$1,814	$260	14.3%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $260 million in the three months ended March 31, 2014 compared with the 2013 period due primarily to higher purchased power costs ($157 million) and fuel costs ($27 million), and recovery of certain expenses recognized in prior periods ($30 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area increased 2.5 percent in the three months ended March 31, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 0.5 percent in the three months ended March 31, 2014 compared with the 2013 period.

CECONY’s electric purchased power costs increased $157 million in the three months ended March 31, 2014 compared with the 2013 due to an increase in unit costs ($146 million) and purchased volumes ($11 million). Electric fuel costs increased $27 million in the three months ended March 31, 2014 compared with the 2013 period due to higher unit costs ($25 million) and sendout volumes from the company’s electric generating facilities ($2 million).

CECONY’s electric operating income increased $68 million in the three months ended March 31, 2014 compared with the 2013 period. The increase reflects primarily higher net revenues ($76 million) and decreases in certain operations and maintenance expenses ($10 million), offset in part by higher taxes other than income taxes ($14 million, principally property taxes) and higher depreciation and amortization ($4 million). Operations and maintenance expenses primarily reflect a decrease in pension costs ($26 million) and lower surcharges for assessments and fees that are collected in revenues from customers ($18 million), offset in part by higher operating costs attributable to emergency response due to weather related events ($27 million) and higher support and maintenance of company underground facilities to accommodate municipal projects ($7 million).

Gas

CECONY’s results of gas operations for the three months ended March 31, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2014	March 31, 2013	Variation
Operating revenues	$789	$660	$129
Gas purchased for resale	346	219	127
Net revenues	443	441	2
Operations and maintenance	104	100	4
Depreciation and amortization	32	32	—
Taxes, other than income taxes	74	67	7
Gas operating income	$233	$242	$(9)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2014 compared with the 2013 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2014	March 31, 2013	Variation	Percent Variation	March 31, 2014	March 31, 2013	Variation	Percent Variation
Residential	21,736	19,055	2,681	14.1%	$362	$302	$60	19.9%
General	14,017	11,188	2,829	25.3	164	135	29	21.5
Firm transportation	29,011	25,694	3,317	12.9	180	167	13	7.8
Total firm sales and transportation	64,764	55,937	8,827	15.8	706	604	102	16.9
Interruptible sales (a)	5,124	2,897	2,227	76.9	60	22	38	Large
NYPA	11,468	9,633	1,835	19.0	1	1	—	—
Generation plants	13,079	13,678	(599)	(4.4)	8	6	2	33.3
Other	7,342	7,609	(267)	(3.5)	12	16	(4)	(25.0)
Other operating revenues	—	—	—	—	2	11	(9)	(81.8)
Total	101,777	89,754	12,023	13.4%	$789	$660	$129	19.5%

(a)	Includes 3,531 and 936 thousands of dths for 2014 and 2013 periods, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $129 million in the three months ended March 31, 2014 compared with the 2013 period due primarily to an increase in gas purchased for resale costs ($127 million) and higher revenues from the recovery of certain costs ($2 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers increased 15.8 percent in the three months ended March 31, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 2.0 percent in the three months ended March 31, 2014.

CECONY’s purchased gas cost increased $127 million in the three months ended March 31, 2014 compared with the 2013 period due to higher unit costs ($76 million) and sendout volumes ($51 million).

CECONY’s gas operating income decreased $9 million in the three months ended March 31, 2014 compared with the 2013 period. The decrease reflects primarily higher taxes other than income taxes ($7 million, principally local revenue taxes and property taxes) and higher operations and maintenance expense ($4 million, due primarily to higher pension costs ($4 million)).

Steam

CECONY’s results of steam operations for the three months ended March 31, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2014	March 31, 2013	Variation
Operating revenues	$341	$332	$9
Purchased power	19	14	5
Fuel	64	82	(18)
Net revenues	258	236	22
Operations and maintenance	52	62	(10)
Depreciation and amortization	19	16	3
Taxes, other than income taxes	34	29	5
Steam operating income	$153	$129	$24

CECONY’s steam sales and deliveries for the three months ended March 31, 2014 compared with the 2013 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2014	March 31, 2013	Variation	Percent Variation	March 31, 2014	March 31, 2013	Variation	Percent Variation
General	380	309	71	23.0%	$17	$16	$1	6.3%
Apartment house	2,901	2,541	360	14.2	88	89	(1)	(1.1)
Annual power	7,010	5,852	1,158	19.8	247	238	9	3.8
Other operating revenues	—	—	—	—	(11)	(11)	—	—
Total	10,291	8,702	1,589	18.2%	$341	$332	$9	2.7%

CECONY’s steam operating revenues increased $9 million in the three months ended March 31, 2014 compared with the 2013 period due primarily to the weather impact on revenues ($23 million), higher purchased power costs ($5 million) and the net change in revenues from the recovery of certain costs ($1 million), offset in part by lower fuel costs ($18 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes increased 18.2 percent in the three months ended March 31, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries increased 5.9 percent in the three months ended March 31, 2014.

CECONY’s steam purchased power costs increased $5 million in the three months ended March 31, 2014 compared with the 2013 period due to an increase in unit costs ($5 million). Steam fuel costs decreased $18 million in the three months ended March 31, 2014 compared with the 2013 period due to lower unit costs ($28 million), offset by higher sendout volumes ($10 million).

Steam operating income increased $24 million in the three months ended March 31, 2014 compared with the 2013 period. The increase reflects primarily higher net revenues ($22 million) and lower operations and maintenance expense ($10 million, due primarily to lower pension expense ($10 million)), offset in part by higher taxes other than income taxes ($5 million, principally property taxes) and depreciation and amortization ($3 million).

Income Tax Expense

Income taxes increased $32 million in 2014 compared with 2013 due primarily to higher income before income tax expense.

O&R

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(Millions of Dollars)	Electric	Gas	2014 Total	Electric	Gas	2013 Total	2014-2013 Variation
Operating revenues	$163	$93	$256	$145	$82	$227	$29
Purchased power	69	—	69	50	—	50	19
Gas purchased for resale	—	40	40	—	28	28	12
Net revenues	94	53	147	95	54	149	(2)
Operations and maintenance	61	17	78	53	17	70	8
Depreciation and amortization	10	4	14	10	4	14	—
Taxes, other than income taxes	11	5	16	12	6	18	(2)
Operating income	$12	$27	$39	$20	$27	$47	$(8)

Electric

O&R’s results of electric operations for the three months ended March 31, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2014	March 31, 2013	Variation
Operating revenues	$163	$145	$18
Purchased power	69	50	19
Net revenues	94	95	(1)
Operations and maintenance	61	53	8
Depreciation and amortization	10	10	—
Taxes, other than income taxes	11	12	(1)
Electric operating income	$12	$20	$(8)

O&R’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2014 compared with the 2013 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2014	March 31, 2013	Variation	Percent Variation	March 31, 2014	March 31, 2013	Variation	Percent Variation
Residential/Religious(a)	376	368	8	2.2%	$74	$65	$9	13.8%
Commercial/Industrial	213	208	5	2.4	37	30	7	23.3
Retail access customers	784	733	51	7.0	45	41	4	9.8
Public authorities	25	26	(1)	(3.8)	5	3	2	66.7
Other operating revenues	—	—	—	—	2	6	(4)	(66.7)
Total	1,398	1,335	63	4.7%	$163	$145	$18	12.4%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $18 million in the three months ended March 31, 2014 compared with the 2013 period due primarily to higher purchased power costs ($19 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area increased 4.7 percent in the three months ended March 31, 2014 compared with the 2013 period. After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 0.8 percent in the three months ended March 31, 2014 compared with the 2013 period.

Electric operating income decreased $8 million in the three months ended March 31, 2014 compared with the 2013 period. The decrease reflects primarily higher operations and maintenance expenses ($8 million, reflecting primarily certain regulatory credits in the 2013 period ($3 million)).

Gas

O&R’s results of gas operations for the three months ended March 31, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2014	March 31, 2013	Variation
Operating revenues	$93	$82	$11
Gas purchased for resale	40	28	12
Net revenues	53	54	(1)
Operations and maintenance	17	17	—
Depreciation and amortization	4	4	—
Taxes, other than income taxes	5	6	(1)
Gas operating income	$27	$27	$—

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2014 compared with the 2013 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2014	March 31, 2013	Variation	Percent Variation	March 31, 2014	March 31, 2013	Variation	Percent Variation
Residential	4,029	3,448	581	16.9%	$49	$42	$7	16.7%
General	910	745	165	22.1	10	8	2	25.0
Firm transportation	6,176	5,425	751	13.8	33	33	—	—
Total firm sales and transportation	11,115	9,618	1,497	15.6	92	83	9	10.8
Interruptible sales	1,286	1,124	162	14.4	1	1	—	—
Generation plants	2,457	239	2,218	Large	—	—	—	—
Other	458	422	36	8.5	—	—	—	—
Other gas revenues	—	—	—	—	—	(2)	2	Large
Total	15,316	11,403	3,913	34.3%	$93	$82	$11	13.4%

O&R’s gas operating revenues increased $11 million in the three months ended March 31, 2014 compared with the 2013 period due primarily to an increase in gas purchased for resale costs in 2013 ($12 million), offset by the gas rate plan.

Sales and transportation volumes for firm customers increased 15.6 percent in the three months ended March 31, 2014 compared with the 2013 period. After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.3 percent in the three months ended March 31, 2014 compared with the 2013 period.

Gas operating income was the same in the three months ended March 31, 2014 compared with the 2013 period.

Income Tax Expense

Income taxes increased $4 million in three months ended March 31, 2014 compared with the 2013 period due primarily to changes in estimates of accumulated deferred income taxes in the 2013 period.

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the three months ended March 31, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2014	March 31, 2013	Variation
Operating revenues	$329	$152	$177
Purchased power	277	202	75
Gas purchased for resale	14	3	11
Net revenues	38	(53)	91
Operations and maintenance	23	20	3
Depreciation and amortization	7	4	3
Taxes, other than income taxes	6	5	1
Operating income	$2	$(82)	$84

The competitive energy businesses’ operating revenues increased $177 million in the three months ended March 31, 2014 compared with the 2013 period, due primarily to the impact of the LILO transactions ($121 million, see Note I to the First Quarter Financial Statements) and higher electric retail revenues. Electric retail revenues increased $46 million due to higher unit prices. Wholesale revenues increased $8 million and energy services revenues increased $2 million in the three months ended March 31, 2014 compared with the 2013 period.

Purchased power costs increased $75 million in the three months ended March 31, 2014 compared with the 2013 period, due primarily to higher unit prices ($63 million) and changes in mark-to-market values ($25 million), offset by lower volumes ($12 million).

Operating income increased $84 million in the three months ended March 31, 2014 compared with the 2013 period due primarily to the impact of the LILO transactions ($121 million), offset by net mark-to-market effects ($25 million), lower gross margins ($9 million) and increased depreciation ($3 million).

Net Interest Expense

Net interest expense decreased $139 million in the three months ended March 31, 2014 compared to the 2013 period due primarily to the impact of the LILO transactions in 2013. See Note I to the First Quarter Financial Statements.

Income Tax Expense

Income taxes increased $105 million in the three months ended March 31, 2014 compared with the 2013 period due primarily to the impact of the LILO transactions in 2013 (see Note I to the First Quarter Financial Statements), and a tax benefit in 2013 resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions (see Note J to the First Quarter Financial Statements).

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

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	108,160	$53.78	—	—
February 1, 2014 to February 28, 2014	81,536	54.13	—	—
March 1, 2014 to March 31, 2014	83,955	54.94	—	—
Total	273,651	$54.24	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Item 6: Exhibits

CON EDISON

Exhibit 10.1	Form of Performance Unit Award for Certain Specified Officers under the Consolidated Edison, Inc. Long Term Incentive Plan.

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2014 and 2013, and the 12-month period ended December 31, 2013.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 3.2	By-laws of CECONY, effective May 19, 2014.

Exhibit 4.2	Form of CECONY’s 4.45% Debentures, Series 2014 A (incorporated by reference to Exhibit 4 to CECONY’s Current Report on Form 8-K, dated March 3, 2014 – File No. 1-1217).

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2014 and 2013, and the 12-month period ended December 31, 2013.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

CONSOLIDATED EDISON, INC.
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

DATE: May 8, 2014	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

