Form 10-Q
period 2014-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2014-08-07
CIK 1047862, 23632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of July 31, 2014, Con Edison had outstanding 292,885,004 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

3

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various risks, including:

•	the failure to operate energy facilities safely and reliably could adversely affect the Companies;

•	the failure to properly complete construction projects could adversely affect the Companies;

•	the failure of processes and systems and the performance of employees and contractors could adversely affect the Companies;

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	a cyber attack could adversely affect the Companies; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,134	$2,018	$4,372	$3,977
Gas	395	366	1,277	1,108
Steam	98	118	439	450
Non-utility	284	316	612	468
TOTAL OPERATING REVENUES	2,911	2,818	6,700	6,003
OPERATING EXPENSES
Purchased power	783	768	1,746	1,475
Fuel	34	58	189	205
Gas purchased for resale	151	118	551	368
Other operations and maintenance	801	776	1,627	1,606
Depreciation and amortization	265	255	526	506
Taxes, other than income taxes	467	457	966	931
TOTAL OPERATING EXPENSES	2,501	2,432	5,605	5,091
Gain on sale of solar energy projects	45	—	45	—
OPERATING INCOME	455	386	1,140	912
OTHER INCOME (DEDUCTIONS)
Investment and other income	14	7	25	10
Allowance for equity funds used during construction	1	1	3	1
Other deductions	(6)	(6)	(8)	(8)
TOTAL OTHER INCOME	9	2	20	3
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	464	388	1,160	915
INTEREST EXPENSE
Interest on long-term debt	147	145	293	288
Other interest	4	6	(5)	142
Allowance for borrowed funds used during construction	(1)	—	(2)	(1)
NET INTEREST EXPENSE	150	151	286	429
INCOME BEFORE INCOME TAX EXPENSE	314	237	874	486
INCOME TAX EXPENSE	102	65	300	122
NET INCOME FOR COMMON STOCK	$ 212	$ 172	$ 574	$ 364
Net income for common stock per common share—basic	$ 0.73	$ 0.59	$ 1.96	$ 1.24
Net income for common stock per common share—diluted	$ 0.72	$ 0.59	$ 1.95	$ 1.24
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.630	$0.615	$1.260	$1.230
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	292.9	292.9	292.9	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	294.0	294.3	294.0	294.3

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Millions of Dollars)
NET INCOME	$212	$172	$574	$364
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	2	5	5
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	2	5	5
COMPREHENSIVE INCOME FOR COMMON STOCK	$213	$174	$579	$369

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$574	$364
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	526	506
Deferred income taxes	162	(134)
Rate case amortization and accruals	55	19
Common equity component of allowance for funds used during construction	(3)	(1)
Net derivative gains	(15)	30
Pre-tax gain on termination of a LILO transaction	—	(49)
Pre-tax gain on sale of solar energy projects	(45)	—
Other non-cash items (net)	(6)	46
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	24	11
Special deposits	312	(335)
Materials and supplies, including fuel oil and gas in storage	40	9
Other receivables and other current assets	2	2
Prepayments	(11)	40
Accounts payable	21	(121)
Pensions and retiree benefits obligations	411	467
Pensions and retiree benefits contributions	(413)	(361)
Accrued taxes	(407)	160
Accrued interest	(76)	124
Superfund and environmental remediation costs (net)	16	(6)
Deferred charges, noncurrent assets and other regulatory assets	(16)	(34)
Deferred credits and other regulatory liabilities	154	79
Other assets	(9)	66
Other liabilities	(39)	(17)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,257	865
INVESTING ACTIVITIES
Utility construction expenditures	(1,073)	(1,114)
Cost of removal less salvage	(99)	(93)
Non-utility construction expenditures	(113)	(129)
Investments in solar energy projects	(107)	(2)
Proceeds from grants related to solar energy projects	36	18
Proceeds from sale of solar energy projects	108	—
Decrease in restricted cash	15	—
Proceeds from the termination of a LILO transaction	—	108
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,233)	(1,212)
FINANCING ACTIVITIES
Net issuance of short-term debt	80	861
Issuance of long-term debt	850	919
Retirement of long-term debt	(478)	(706)
Debt issuance costs	(6)	(12)
Common stock dividends	(368)	(360)
Issuance of common shares for stock plans, net of repurchases	(2)	(2)
NET CASH FLOWS FROM FINANCING ACTIVITIES	76	700
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	100	353
BALANCE AT BEGINNING OF PERIOD	674	394
BALANCE AT END OF PERIOD	$774	$747
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$277	$281
Income taxes	$518	$27

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2014	December 31, 2013
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$774	$674
Special deposits	8	327
Accounts receivable – customers, less allowance for uncollectible accounts of $96 and $93 in 2014 and 2013, respectively	1,221	1,251
Other receivables, less allowance for uncollectible accounts of $12 and $10 in 2014 and 2013, respectively	239	240
Accrued unbilled revenue	456	514
Fuel oil, gas in storage, materials and supplies, at average cost	322	363
Prepayments	146	136
Regulatory assets	24	29
Deferred tax assets – current	43	122
Other current assets	224	235
TOTAL CURRENT ASSETS	3,457	3,891
INVESTMENTS	693	461
UTILITY PLANT, AT ORIGINAL COST
Electric	24,338	23,450
Gas	5,805	5,494
Steam	2,219	2,194
General	2,434	2,336
TOTAL	34,796	33,474
Less: Accumulated depreciation	7,342	7,072
Net	27,454	26,402
Construction work in progress	995	1,393
NET UTILITY PLANT	28,449	27,795
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $84 and $90 in 2014 and 2013, respectively	197	605
Construction work in progress	108	36
NET PLANT	28,754	28,436
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $5 and $4 in 2014 and 2013, respectively	3	4
Regulatory assets	6,782	7,201
Other deferred charges and noncurrent assets	193	225
TOTAL OTHER NONCURRENT ASSETS	7,407	7,859
TOTAL ASSETS	$40,311	$40,647

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2014	December 31, 2013
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$45	$485
Notes payable	1,531	1,451
Accounts payable	967	1,017
Customer deposits	333	321
Accrued taxes	69	476
Accrued interest	169	249
Accrued wages	123	92
Fair value of derivative liabilities	4	13
Regulatory liabilities	227	148
Other current liabilities	371	478
TOTAL CURRENT LIABILITIES	3,839	4,730
NONCURRENT LIABILITIES
Obligations under capital leases	1	1
Provision for injuries and damages	190	195
Pensions and retiree benefits	1,291	1,727
Superfund and other environmental costs	738	749
Asset retirement obligations	147	143
Fair value of derivative liabilities	6	5
Deferred income taxes and investment tax credits	8,505	8,466
Regulatory liabilities	1,861	1,728
Other deferred credits and noncurrent liabilities	194	169
TOTAL NONCURRENT LIABILITIES	12,933	13,183
LONG-TERM DEBT	11,084	10,489
COMMON SHAREHOLDERS’ EQUITY (See Statement of Common Shareholders’ Equity)	12,455	12,245
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,311	$40,647

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)
(Millions of Dollars/Except Share Data)	Shares	Amount			Shares	Amount			Total
BALANCE AS OF DECEMBER 31, 2012	292,871,896	$32	$4,991	$7,997	23,210,700	$(1,037)	$(61)	$(53)	$11,869
Net income for common stock				192					192
Common stock dividends				(180)					(180)
Issuance of common shares for stock plans, net of repurchases	95,468		(2)		(95,468)	7			5
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2013	292,967,364	$32	$4,989	$8,009	23,115,232	$(1,030)	$(61)	$(50)	$11,889
Net income for common stock				172					172
Common stock dividends				(180)					(180)
Issuance of common shares for stock plans, net of repurchases	(4,078)		1		4,078	(1)			—
Other comprehensive income								2	2
BALANCE AS OF JUNE 30, 2013	292,963,286	$32	$4,990	$8,001	23,119,310	$(1,031)	$(61)	$(48)	$11,883
BALANCE AS OF DECEMBER 31, 2013	292,872,396	$32	$4,995	$8,338	23,210,200	$(1,034)	$(61)	$(25)	$12,245
Net income for common stock				361					361
Common stock dividends				(184)					(184)
Issuance of common shares for stock plans, net of repurchases	51,656		(2)		(51,656)	2			—
Other comprehensive income								4	4
BALANCE AS OF MARCH 31, 2014	292,924,052	$32	$4,993	$8,515	23,158,544	$(1,032)	$(61)	$(21)	$12,426
Net income for common stock				212					212
Common stock dividends				(184)					(184)
Issuance of common shares for stock plans, net of repurchases	(45,658)		—		45,658	—			—
Other comprehensive income								1	1
BALANCE AS OF JUNE 30, 2014	292,878,394	$32	$4,993	$8,543	23,204,202	$(1,032)	$(61)	$(20)	$12,455

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Millions of Dollars)		(Millions of Dollars)
OPERATING REVENUES
Electric	$1,978	$1,872	$4,053	$3,686
Gas	360	331	1,149	991
Steam	98	118	439	450
TOTAL OPERATING REVENUES	2,436	2,321	5,641	5,127
OPERATING EXPENSES
Purchased power	517	469	1,135	924
Fuel	34	58	189	205
Gas purchased for resale	104	98	451	317
Other operations and maintenance	699	676	1,424	1,417
Depreciation and amortization	247	235	486	468
Taxes, other than income taxes	449	439	926	890
TOTAL OPERATING EXPENSES	2,050	1,975	4,611	4,221
OPERATING INCOME	386	346	1,030	906
OTHER INCOME (DEDUCTIONS)
Investment and other income	1	3	8	5
Allowance for equity funds used during construction	1	—	1	1
Other deductions	(5)	(5)	(7)	(7)
TOTAL OTHER INCOME (DEDUCTIONS)	(3)	(2)	2	(1)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	383	344	1,032	905
INTEREST EXPENSE
Interest on long-term debt	130	129	258	256
Other interest	3	5	7	11
Allowance for borrowed funds used during construction	—	—	(1)	(1)
NET INTEREST EXPENSE	133	134	264	266
INCOME BEFORE INCOME TAX EXPENSE	250	210	768	639
INCOME TAX EXPENSE	78	57	262	209
NET INCOME FOR COMMON STOCK	$172	$153	$506	$430

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Millions of Dollars)		(Millions of Dollars)
NET INCOME	$172	$153	$506	$430
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	1	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—	1	—
COMPREHENSIVE INCOME	$172	$153	$507	$430

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$506	$430
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	486	468
Deferred income taxes	135	191
Rate case amortization and accruals	55	19
Common equity component of allowance for funds used during construction	(2)	(1)
Other non-cash items (net)	(17)	(25)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	44	22
Materials and supplies, including fuel oil and gas in storage	37	2
Other receivables and other current assets	(93)	18
Prepayments	13	(8)
Accounts payable	(71)	(119)
Pensions and retiree benefits obligations	390	435
Pensions and retiree benefits contributions	(413)	(361)
Superfund and environmental remediation costs (net)	17	(4)
Accrued taxes	(240)	(114)
Accrued interest	12	4
Deferred charges, noncurrent assets and other regulatory assets	(86)	(11)
Deferred credits and other regulatory liabilities	142	68
Other liabilities	(33)	29
NET CASH FLOWS FROM OPERATING ACTIVITIES	882	1,043
INVESTING ACTIVITIES
Utility construction expenditures	(1,007)	(1,062)
Cost of removal less salvage	(97)	(89)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,104)	(1,151)
FINANCING ACTIVITIES
Net issuance of short-term debt	272	809
Issuance of long-term debt	850	700
Retirement of long-term debt	(475)	(700)
Debt issuance costs	(6)	(7)
Dividend to parent	(356)	(364)
NET CASH FLOWS FROM FINANCING ACTIVITIES	285	438
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	63	330
BALANCE AT BEGINNING OF PERIOD	633	353
BALANCE AT END OF PERIOD	$696	$683
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$248	$251
Income taxes	$392	$104

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2014	December 31, 2013
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$696	$633
Special deposits	2	86
Accounts receivable – customers, less allowance for uncollectible accounts of $90 and $87 in 2014 and 2013, respectively	1,079	1,123
Other receivables, less allowance for uncollectible accounts of $10 and $8 in 2014 and 2013, respectively	127	127
Accrued unbilled revenue	360	405
Accounts receivable from affiliated companies	285	119
Fuel oil, gas in storage, materials and supplies, at average cost	263	300
Prepayments	89	102
Regulatory assets	21	26
Deferred tax assets – current	23	100
Other current assets	115	55
TOTAL CURRENT ASSETS	3,060	3,076
INVESTMENTS	267	247
UTILITY PLANT AT ORIGINAL COST
Electric	22,898	22,073
Gas	5,192	4,891
Steam	2,219	2,194
General	2,245	2,154
TOTAL	32,554	31,312
Less: Accumulated depreciation	6,716	6,469
Net	25,838	24,843
Construction work in progress	925	1,303
NET UTILITY PLANT	26,763	26,146
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2014 and 2013	5	4
NET PLANT	26,768	26,150
OTHER NONCURRENT ASSETS
Regulatory assets	6,235	6,639
Other deferred charges and noncurrent assets	137	146
TOTAL OTHER NONCURRENT ASSETS	6,372	6,785
TOTAL ASSETS	$36,467	$36,258

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2014	December 31, 2013
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$—	$475
Notes payable	1,482	1,210
Accounts payable	748	824
Accounts payable to affiliated companies	21	45
Customer deposits	320	308
Accrued taxes	30	46
Accrued taxes to affiliated companies	189	413
Accrued interest	151	139
Accrued wages	115	82
Fair value of derivative liabilities	1	12
Regulatory liabilities	180	107
Other current liabilities	309	385
TOTAL CURRENT LIABILITIES	3,546	4,046
NONCURRENT LIABILITIES
Obligations under capital leases	1	1
Provision for injuries and damages	177	180
Pensions and retiree benefits	1,024	1,453
Superfund and other environmental costs	637	644
Asset retirement obligations	146	143
Fair value of derivative liabilities	6	3
Deferred income taxes and investment tax credits	7,870	7,832
Regulatory liabilities	1,702	1,598
Other deferred credits and noncurrent liabilities	144	145
TOTAL NONCURRENT LIABILITIES	11,707	11,999
LONG-TERM DEBT	10,216	9,366
COMMON SHAREHOLDER’S EQUITY (See Statement of Common Shareholder’s Equity)	10,998	10,847
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$36,467	$36,258

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount

BALANCE AS OF DECEMBER 31, 2012	235,488,094	$589	$4,234	$6,761	$(962)	$(61)	$(9)	$10,552
Net income				277				277
Common stock dividend to parent				(182)				(182)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2013	235,488,094	$589	$4,234	$6,856	$(962)	$(61)	$(9)	$10,647
Net income				153				153
Common stock dividend to parent				(182)				(182)
Other comprehensive income							—	—
BALANCE AS OF JUNE 30, 2013	235,488,094	$589	$4,234	$6,827	$(962)	$(61)	$(9)	$10,618
BALANCE AS OF DECEMBER 31, 2013	235,488,094	$589	$4,234	$7,053	$(962)	$(61)	$(6)	$10,847
Net income				334				334
Common stock dividend to parent				(178)				(178)
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2014	235,488,094	$589	$4,234	$7,209	$(962)	$(61)	$(5)	$11,004
Net income				172				172
Common stock dividend to parent				(178)				(178)
Other comprehensive income							—	—
BALANCE AS OF JUNE 30, 2014	235,488,094	$589	$4,234	$7,203	$(962)	$(61)	$(5)	$10,998

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2013 and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. Certain prior period amounts have been reclassified to conform to the current period presentation.

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a company which sells to retail customers electricity purchased in wholesale markets and enters into related hedging transactions and also provides energy-related products and services to retail customers; Consolidated Edison Energy, Inc. (Con Edison Energy), a company that provides energy-related products and services to wholesale customers; and Consolidated Edison Development, Inc. (Con Edison Development), a company that participates in energy infrastructure projects.

Note A — Summary of Significant Accounting Policies

Earnings Per Common Share

For the three and six months ended June 30, 2014 and 2013, basic and diluted earnings per share (EPS) for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2014	2013	2014	2013
Net income for common stock	$212	$172	$574	$364
Weighted average common shares outstanding – basic	292.9	292.9	292.9	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.1	1.4	1.1	1.4
Adjusted weighted average common shares outstanding – diluted	294.0	294.3	294.0	294.3
Net Income for common stock per common share – basic	$0.73	$0.59	$1.96	$1.24
Net Income for common stock per common share – diluted	$0.72	$0.59	$1.95	$1.24

The computation of diluted EPS for the three and six months ended June 30, 2014 and 2013 excludes immaterial amounts of performance share awards which were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income by Component

For the three and six months ended June 30, 2014 and 2013, changes to accumulated other comprehensive income (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Beginning balance, accumulated OCI, net of taxes	$(21)	$(50)	$(5)	$(9)
OCI before reclassifications, net of tax of $- and $- for both Con Edison and CECONY	—	—	—	—
Amounts reclassified from accumulated OCI related to pension and other postretirement benefit plan liabilities, net of tax of $1 and $1 for Con Edison and $- and $- for CECONY, respectively (a)(b)	1	2	—	—
Current period total OCI, net of taxes	$1	$2	$—	$—
Ending balance, accumulated OCI, net of taxes (b)	$(20)	$(48)	$(5)	$(9)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Beginning balance, accumulated OCI, net of taxes	$(25)	$(53)	$(6)	$(9)
OCI before reclassifications, net of tax of $1 and $1 for Con Edison and $- and $- for CECONY, respectively	2	1	—	—
Amounts reclassified from accumulated OCI related to pension and other postretirement benefit plan liabilities, net of tax of $2 and $2 for Con Edison and $- and $- for CECONY, respectively (a)(b)	3	4	1	—
Current period total OCI, net of taxes	$5	$5	$1	$—
Ending balance, accumulated OCI, net of taxes (b)	$(20)	$(48)	$(5)	$(9)

(a)	For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of net periodic pension and other postretirement benefit cost. See Notes E and F.
(b)	Tax reclassified from accumulated OCI is reported in income tax expense.

Reclassifications and Revisions

Prior period amounts have been reclassified where necessary to conform to the current period presentation.

Con Edison’s consolidated statement of cash flows for the six months ended June 30, 2013, incorrectly reduced net cash flows from financing activities and increased net cash flows from operating activities by an amount equal to the $108 million of net cash proceeds from the termination of the 1999 LILO transaction (see Note I). A revision was made on Con Edison’s consolidated statement of cash flows for the six months ended June 30, 2013. The company does not deem this revision material to its consolidated financial statements for the six months ended June 30, 2013.

Note B — Regulatory Matters

Rate Plans

In July 2014, the New Jersey Board of Public Utilities (NJBPU) approved an electric rate increase, effective August 1, 2014, of $13 million for O&R’s New Jersey regulated utility subsidiary, Rockland Electric Company (RECO). The new rates, among other things, reflect a return on common equity of 9.75 percent, a common equity ratio of approximately 50 percent and recovery of $25.6 million of deferred storm costs over a four-year period. The NJBPU continued provisions with respect to recovery from customers of the cost of purchased power and did not provide for reconciliation of actual expenses to amounts reflected in electric rates for pension and other postretirement benefit costs.

In June 2014, O&R’s Pennsylvania regulated utility subsidiary, Pike County Light & Power Company, the staff of the Pennsylvania Public Utility Commission (PAPUC) and other parties entered into settlement agreements with respect to the company’s requests to increase the rates it can charge for electric and gas delivery service. The settlements, which provide for electric and gas rate increases, effective September 1, 2014, of $1.25 million and $100,000 respectively, are subject to approval by the PAPUC.

Other Regulatory Matters

In February 2009, the New York State Public Service Commission (NYSPSC) commenced a proceeding to examine the prudence of certain CECONY expenditures following the arrests of employees for accepting illegal payments from a construction contractor. Subsequently, additional employees were arrested for accepting illegal payments from materials suppliers and an engineering firm. The arrested employees were terminated by the company and have pled guilty or been convicted. Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. The amount of electric revenues collected subject to refund, which was established in a different proceeding, and the amount of gas and steam revenues collected subject to refund were not established as indicative of the company’s potential liability in this proceeding. At June 30, 2014, the company had collected an estimated $1,531 million from customers subject to potential refund in connection with this proceeding. In January 2013, a NYSPSC consultant reported its estimate, with which the company does not agree, of $208 million of overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009. The company is disputing the consultant’s estimate, including its determinations as to overcharges regarding specific construction expenditures it selected to review and its methodology of extrapolating such determinations over a substantial portion of the construction expenditures during this period. The NYSPSC’s consultant has not reviewed the company’s other expenditures. The company and NYSPSC staff are exploring a settlement in this proceeding. In May 2014, the NYSPSC’s Chief Administrative Law Judge appointed a settlement judge to assist the parties. There is no assurance that there will be a settlement, and any settlement would be subject to NYSPSC approval. At June 30, 2014, the company had a $37 million regulatory liability relating to this matter. Included in the regulatory liability was $16 million the company recovered from vendors, arrested employees and insurers relating to this matter. Pursuant to the current rate plans, the company is applying $15 million of these recovered amounts for the benefit of customers to offset a like amount of regulatory assets. The company currently estimates that any additional amount the

NYSPSC requires the company to refund to customers could range in amount from $25 million up to an amount based on the NYSPSC consultant’s $208 million estimate of overcharges.

In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million customers. Superstorm Sandy also damaged CECONY’s steam system and interrupted service to many of its steam customers. As of June 30, 2014, CECONY and O&R incurred response and restoration costs for Superstorm Sandy of $495 million and $92 million, respectively (including capital expenditures of $147 million and $15 million, respectively). Most of the costs that were not capitalized were deferred for recovery as a regulatory asset under the Utilities’ electric rate plans. See “Regulatory Assets and Liabilities” below. CECONY’s current electric rate plan includes collection from customers of deferred storm costs (including for Superstorm Sandy), subject to refund following NYSPSC review of the costs. O&R expects to request recovery of deferred storm costs for its New York electric operations, which are also subject to NYSPSC review, when it next files with the NYSPSC for a new electric rate plan. RECO’s current electric rate plan includes collection from customers of deferred storm costs. See “Rate Plans” above.

In June 2014, the NYSPSC initiated a proceeding to investigate the practices of qualifying persons to perform plastic fusions on gas facilities. New York State regulations require gas utilities to qualify and, except in certain circumstances, annually requalify workers that perform fusion to join plastic pipe. The NYSPSC directed the New York gas utilities to provide information in this proceeding about their compliance with the qualification and requalification requirements and related matters; their procedures for compliance with all gas safety regulations; and their annual chief executive officer certifications regarding these and other procedures. CECONY’s qualification and requalification procedures had not included certain required testing to evaluate specimen fuses. In addition, CECONY and O&R had not timely requalified certain workers that had been qualified under their respective procedures to perform plastic fusions. CECONY and O&R have requalified their workers who perform plastic fusions.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at June 30, 2014 and December 31, 2013 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Regulatory assets
Unrecognized pension and other postretirement costs	$2,438	$2,730	$2,331	$2,610
Future income tax	2,158	2,145	2,049	2,030
Environmental remediation costs	911	938	806	830
Deferred storm costs	382	441	280	334
Revenue taxes	214	207	203	196
Pension and other postretirement benefits deferrals	135	237	109	211
Surcharge for New York State assessment	110	78	103	74
Net electric deferrals	73	83	73	83
Unamortized loss on reacquired debt	61	65	58	62
O&R transition bond charges	30	33	—	—
Preferred stock redemption	28	28	28	28
Property tax reconciliation	28	22	—	—
Workers’ compensation	12	12	12	12
Deferred derivative losses – noncurrent	8	8	8	7
Other	194	174	175	162
Regulatory assets – noncurrent	6,782	7,201	6,235	6,639
Recoverable energy costs – current	16	4	14	4
Deferred derivative losses – current	8	25	7	22
Regulatory assets – current	24	29	21	26
Total Regulatory Assets	$6,806	$7,230	$6,256	$6,665
Regulatory liabilities
Allowance for cost of removal less salvage	$ 569	$ 540	$ 475	$ 453
Property tax reconciliation	282	322	282	322
Net unbilled revenue deferrals	115	133	115	133
Property tax refunds	108	130	108	130
Long-term interest rate reconciliation	92	105	92	105
Carrying charges on repair allowance and bonus depreciation	87	98	72	87
2014 rate plan base rate revenue deferral	82	—	82	—
New York State income tax rate change	69	—	65	—
World Trade Center settlement proceeds	52	62	52	62
Other postretirement benefits deferrals	49	50	43	50
Unrecognized other postretirement benefits costs	41	—	32	—
Prudence proceeding	37	40	37	40
Carrying charges on T&D net plant – electric and steam	24	28	21	20
Electric excess earnings	21	22	20	18
Other	233	198	206	178
Regulatory liabilities – noncurrent	1,861	1,728	1,702	1,598
Refundable energy costs – current	147	100	110	66
Deferred derivative gains – current	45	14	36	11
Revenue decoupling mechanism	18	34	18	30
Future income tax	17	—	16	—
Regulatory liabilities – current	227	148	180	107
Total Regulatory Liabilities	$2,088	$1,876	$1,882	$1,705

Note C — Capitalization

In February 2014, CECONY redeemed at maturity $200 million of 4.70 percent 10-year debentures.

In March 2014, CECONY issued $850 million aggregate principal amount of 4.45 percent 30-year debentures. In April 2014, CECONY redeemed at maturity $275 million of 5.55 percent 5-year debentures. In May 2014, Con Edison deconsolidated $217 million of long-term debt of a subsidiary in which Con Edison Development sold a 50 percent interest. See Note N.

The carrying amounts and fair values of long-term debt are:

(Millions of Dollars)	June 30, 2014		December 31, 2013
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$11,129	$12,707	$10,974	$12,082
CECONY	$10,216	$11,605	$9,841	$10,797

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $12,071 million and $636 million of the fair value of long-term debt at June 30, 2014 are classified as Level 2 and Level 3, respectively. For CECONY, $10,969 million and $636 million of the fair value of long-term debt at June 30, 2014 are classified as Level 2 and Level 3, respectively (see Note M). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing

At June 30, 2014, Con Edison had $1,531 million of commercial paper outstanding of which $1,482 million was outstanding under CECONY’s program. The weighted average interest rate was 0.2 percent for both Con Edison and CECONY. At December 31, 2013, Con Edison had $1,451 million of commercial paper outstanding of which $1,210 million was outstanding under CECONY’s program. The weighted average interest rate was 0.2 percent for both Con Edison and CECONY. At June 30, 2014 and December 31, 2013, no loans were outstanding under the Companies’ credit agreement and $49 million (including $11 million for CECONY) and $26 million (including $11 million for CECONY) of letters of credit were outstanding, respectively, under the credit agreement.

Note E — Pension Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and six months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Service cost – including administrative expenses	$57	$67	$53	$62
Interest cost on projected benefit obligation	143	134	134	126
Expected return on plan assets	(208)	(187)	(198)	(178)
Recognition of net actuarial loss	154	208	146	197
Recognition of prior service costs	1	1	1	1
NET PERIODIC BENEFIT COST	$147	$223	$136	$208
Amortization of regulatory asset	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$148	$224	$137	$209
Cost capitalized	(57)	(88)	(54)	(84)
Reconciliation to rate level	30	(30)	28	(29)
Cost charged to operating expenses	$121	$106	$111	$96

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Service cost – including administrative expenses	$113	$133	$106	$124
Interest cost on projected benefit obligation	286	268	268	252
Expected return on plan assets	(416)	(375)	(395)	(356)
Recognition of net actuarial loss	309	416	293	394
Recognition of prior service costs	2	3	1	2
NET PERIODIC BENEFIT COST	$294	$445	$273	$416
Amortization of regulatory asset	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$295	$446	$274	$417
Cost capitalized	(109)	(170)	(103)	(163)
Reconciliation to rate level	57	(24)	51	(23)
Cost charged to operating expenses	$243	$252	$222	$231

Expected Contributions

Based on estimates as of June 30, 2014, the Companies expect to make contributions to the pension plan during 2014 of $564 million (of which $524 million is to be contributed by CECONY). The Companies’ policy is to fund their accounting cost to the extent tax deductible. During the first six months of 2014, CECONY contributed $400 million to the pension plan and funded $13 million for the non-qualified supplemental plans.

Note F — Other Postretirement Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and six months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Service cost	$5	$6	$4	$5
Interest cost on accumulated other postretirement benefit obligation	15	13	13	12
Expected return on plan assets	(19)	(19)	(17)	(17)
Recognition of net actuarial loss	14	16	13	14
Recognition of prior service cost	(5)	(7)	(4)	(6)
NET PERIODIC POSTRETIREMENT BENEFIT COST	$10	$9	$9	$8
Cost capitalized	(4)	(4)	(4)	(4)
Reconciliation to rate level	3	16	1	13
Cost charged to operating expenses	$9	$21	$6	$17

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Service cost	$10	$12	$7	$9
Interest cost on accumulated other postretirement benefit obligation	30	27	26	23
Expected return on plan assets	(38)	(39)	(34)	(34)
Recognition of net actuarial loss	28	32	26	28
Recognition of prior service cost	(10)	(13)	(7)	(11)
NET PERIODIC POSTRETIREMENT BENEFIT COST	$20	$19	$18	$15
Cost capitalized	(8)	(7)	(7)	(6)
Reconciliation to rate level	6	29	1	25
Cost charged to operating expenses	$18	$41	$12	$34

Expected Contributions

Based on estimates as of June 30, 2014, Con Edison expects to make a contribution of $7 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2014.

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

The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2014 and December 31, 2013 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Accrued Liabilities:
Manufactured gas plant sites	$658	$665	$558	$562
Other Superfund Sites	80	84	79	82
Total	$738	$749	$637	$644
Regulatory assets	$911	$938	$806	$830

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites for the three and six months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Remediation costs incurred	$5	$14	$2	$13
Insurance recoveries received	—	—	—	—

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Remediation costs incurred	$14	$24	$10	$20
Insurance recoveries received*	5	—	5	—
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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2013, Con Edison and CECONY estimated that their aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years were $8 million and $7 million, respectively. The estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate plans, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2014 and December 31, 2013 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$88	$87	$82	$82
Regulatory assets – workers’ compensation	$12	$12	$12	$12

Note H — Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately 90 suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. At June 30, 2014, the company had accrued its estimated liability for the suits of $50 million and an insurance receivable in the same amount.

Manhattan Explosion and Fire

On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Street in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 48 people were injured. Additional buildings were also damaged. The National Transportation Safety Board is investigating. The parties to the investigation include the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC (which is also conducting an investigation). Several suits are pending against the company seeking generally unspecified damages for personal injury and property damage. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At June 30, 2014, the company had not accrued a liability for the incident.

Other Contingencies

See “Other Regulatory Matters” in Note B.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $1,428 million and $1,331 million at June 30, 2014 and December 31, 2013, respectively.

A summary, by type and term, of Con Edison’s total guarantees at June 30, 2014 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Energy transactions	$744	$25	$68	$837
Solar energy projects	560	—	—	560
Other	31	—	—	31
Total	$1,335	$25	$68	$1,428

Energy Transactions — Con Edison guarantees payments on behalf of its competitive energy businesses in order to facilitate physical and financial transactions in natural gas, pipeline capacity, transportation, oil, electricity, renewable energy credits and energy services. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet.

Solar Energy Projects — Con Edison and Con Edison Development guarantee payments associated with the investment in solar energy facilities on behalf of their wholly-owned subsidiaries. In addition, Con Edison Development has entered into two guarantees ($80 million maximum and $120 million maximum, respectively) on behalf of two entities in which it has a 50 percent interest in connection with the construction of solar energy facilities. Con Edison Development also provided $3 million in guarantees to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar energy facilities performed by its subsidiaries.

Other — Other guarantees primarily relate to guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions ($25 million). In addition, Con Edison issued a guarantee to the Public Utility Commission of Texas covering obligations of Con Edison Solutions as a retail electric provider. Con Edison’s estimate of the maximum potential obligation for this guarantee is $5 million as of June 30, 2014.

Note I — Lease In/Lease Out Transactions

As a result of the January 2013 Court of Appeals decision, in March 2013, Con Edison recorded an after-tax charge of $150 million to reflect, as required by the accounting rules for leveraged lease transactions, the recalculation of the accounting effect of its 1997 and 1999 LILO transactions based on the revised after-tax cash flows projected from the inception of the leveraged leases, as well as the interest on the potential tax liability resulting from the disallowance of federal and state income tax losses with respect to the LILO transactions. In the second quarter of 2013, the 1999 LILO transaction was terminated, as a result of which the company realized a $29 million gain (after-tax). In the first quarter of 2014, the interest accrued on the liability was reduced by $13 million ($7 million, net of tax).

The effect of the LILO transactions on Con Edison’s consolidated income statement for the three and six months ended as of June 30, 2014 and 2013 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	2014	2013
Increase/(decrease) to non-utility operating revenues	$—	$51	$—	$(70)
(Increase)/decrease to other interest expense	—	—	13	(131)
Income tax benefit/(expense)	—	(22)	(6)	80
Total increase/(decrease) in net income	$—	$29	$7	$(121)

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

Note J — Income Tax

Con Edison’s income tax expense increased by $37 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 and 2013 was 32 percent and 27 percent, respectively. The increase in the effective tax rate was primarily attributable to lower flow-through tax deductions related to plant in the 2014 period than in the 2013 period. The lower effective tax rate in 2013 also reflected more favorable rate reconciling items related to plant.

Con Edison’s income tax expense increased by $178 million for the six months ended June 30, 2014,

compared to the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 and 2013 was 34 percent and 25 percent, respectively. The increase in the effective tax rate was primarily attributable to lower flow-through tax deductions related to plant in the 2014 period than in the 2013 period. Additionally, in the first quarter of 2013, the IRS accepted on audit the Company’s claim for a manufacturing tax deduction, which reduced its income tax expense by $15 million.

CECONY’s income tax expense increased by $21 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 and 2013 was 31 percent and 27 percent, respectively. The increase in CECONY’s effective tax rate is due primarily to higher amortization of New York State’s Metropolitan Transportation Authority business tax and lower flow-through tax deductions related to plant in the 2014 period than in the 2013 period. CECONY’s income tax expense increased by $53 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The effective tax for the six months ended June 30, 2014 and 2013 was 34 percent and 33 percent, respectively.

In March 2014, tax legislation was enacted in the State of New York that reduces the corporate franchise tax rate from 7.1 percent to 6.5 percent, beginning January 1, 2016. The application of this legislation decreased Con Edison’s accumulated deferred tax liabilities by $80 million ($75 million for CECONY), decreased Con Edison’s regulatory asset for future income tax by $11 million ($10 million for CECONY) and increased Con Edison’s regulatory liability by $69 million ($65 million for CECONY). The impact of this tax legislation on Con Edison’s effective tax rate was not material and there was no impact on CECONY’s effective tax rate for the six months ended June 30, 2014.

Uncertain Tax Positions

In 2014, Con Edison filed various amended state tax returns to reflect its June 2013 closing agreement with the IRS regarding the 1997 and 1999 LILO transactions (see Note I). As a result of positions taken on the amended state tax returns, Con Edison increased its estimated liabilities for uncertain tax positions by $22 million. The amended state tax returns contain uncertain tax positions unique to the states, and the returns remain open for examination. At June 30, 2014, the estimated liability for uncertain tax positions for Con Edison was $31 million and was reflected as a noncurrent liability on its consolidated balance sheet. CECONY had no liabilities for uncertain tax positions.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the six months ended June 30, 2014, Con Edison recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in its consolidated income statements. In the six months ended June 30, 2013, Con Edison recognized $126 million of interest expense ($131 million related to the LILO transactions, less a reduction of $5 million in accrued interest expense primarily associated with repair allowance deductions). At June 30, 2014 and December 31, 2013, Con Edison recognized an immaterial amount of accrued interest on its consolidated balance sheets.

As of June 30, 2014, Con Edison reasonably expects to resolve approximately $13 million ($8 million, net of federal taxes) of its uncertainties related to certain tax matters within the next twelve months, of which the entire amount, if recognized, would reduce Con Edison’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $31 million ($20 million, net of federal taxes).

Note K — Financial Information by Business Segment

The financial data for the business segments are as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2014	2013	2014	2013	2014	2013	2014	2013
CECONY
Electric	$1,978	$1,872	$4	$4	$195	$186	$347	$307
Gas	360	331	2	2	33	32	54	53
Steam	98	118	21	19	19	17	(15)	(14)
Consolidation adjustments	—	—	(27)	(25)	—	—	—	—
Total CECONY	$2,436	$2,321	$—	$—	$247	$235	$386	$346
O&R
Electric	$157	$146	$—	$—	$11	$10	$25	$14
Gas	35	35	—	—	4	4	(5)	(1)
Total O&R	$192	$181	$—	$—	$15	$14	$20	$13
Competitive energy businesses	$284	$317	$(1)	$2	$4	$5	$48	$27
Other*	(1)	(1)	1	(2)	(1)	1	1	—
Total Con Edison	$2,911	$2,818	$—	$—	$265	$255	$455	$386

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2014	2013	2014	2013	2014	2013	2014	2013
CECONY
Electric	$4,053	$3,686	$8	$8	$383	$371	$605	$495
Gas	1,149	991	3	3	64	64	287	296
Steam	439	450	41	38	39	33	138	115
Consolidation adjustments	—	—	(52)	(49)	—	—	—	—
Total CECONY	$5,641	$5,127	$—	$—	$486	$468	$1,030	$906
O&R
Electric	$320	$291	$—	$—	$21	$20	$37	$34
Gas	128	117	—	—	8	8	22	27
Total O&R	$448	$408	$—	$—	$29	$28	$59	$61
Competitive energy businesses	$612	$469	$1	$4	$11	$10	$50	$(56)
Other*	(1)	(1)	(1)	(4)	—	—	1	1
Total Con Edison	$6,700	$6,003	$—	$—	$526	$506	$1,140	$912

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note L — Derivative Instruments and Hedging Activities

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

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities at June 30, 2014 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$242	$(127)	$115	(a)	$—	$—	$115	(a)
Derivative liabilities	(110)	100	(10)		—	—	(10)
Net derivative assets/(liabilities)	$132	$(27)	$105	(a)	$—	$—	$105	(a)
CECONY
Derivative assets	$95	$(45)	$50	(a)	$—	$—	$50	(a)
Derivative liabilities	(49)	43	(6)		—	—	(6)
Net derivative assets/(liabilities)	$46	$(2)	$44	(a)	$—	$—	$44	(a)

(a)	At June 30, 2014, Con Edison and CECONY had margin deposits of $2 million and $1 million, respectively, classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities at December 31, 2013 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$166	$(101)	$65	(a)	$—	$—	$65	(a)
Derivative liabilities	(113)	98	(15)		—	—	(15)
Net derivative assets/(liabilities)	$53	$(3)	$50	(a)	$—	$—	$50	(a)
CECONY
Derivative assets	$41	$(32)	$9	(a)	$—	$—	$9	(a)
Derivative liabilities	(51)	37	(14)		—	—	(14)
Net derivative assets/(liabilities)	$(10)	$5	$(5	)(a)	$—	$—	$(5	)(a)

(a)	At December 31, 2013, Con Edison and CECONY had margin deposits of $17 million and $16 million, respectively, classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

At June 30, 2014, Con Edison and CECONY had $141 million and $26 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $47 million with independent system operators, $49 million with commodity exchange brokers, $43 million with investment-grade counterparties and $2 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $15 million with commodity exchange brokers and $11 million with investment-grade counterparties.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at June 30, 2014 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$190	$69
Noncurrent	Other deferred charges and noncurrent assets	52	26
Total derivative assets		$242	$95
Impact of netting		(125)	(44)
Net derivative assets		$117	$51
Derivative Liabilities
Current	Fair value of derivative liabilities	$72	$25
Noncurrent	Fair value of derivative liabilities	38	24
Total derivative liabilities		$110	$49
Impact of netting		(100)	(43)
Net derivative liabilities		$10	$6

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2013 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$134	$27
Noncurrent	Other deferred charges and noncurrent assets	32	14
Total derivative assets		$166	$41
Impact of netting		(84)	(16)
Net derivative assets		$82	$25
Derivative Liabilities
Current	Fair value of derivative liabilities	$82	$32
Noncurrent	Fair value of derivative liabilities	31	19
Total derivative liabilities		$113	$51
Impact of netting		(98)	(37)
Net derivative liabilities		$15	$14

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2014:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended June 30, 2014
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$1		$1
Noncurrent	Deferred derivative gains	2		2
Total deferred gains/(losses)		$3		$3
Current	Deferred derivative losses	$(2)		$(2)
Current	Recoverable energy costs	(7)		(6)
Noncurrent	Deferred derivative losses	(3)		(3)
Total deferred gains/(losses)		$(12)		$(11)
Net deferred gains/(losses)		$(9)		$(8)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(13	)(b)	$—
	Gas purchased for resale	(32)		—
	Non-utility revenue	14	(b)	—
Total pre-tax gain/(loss) recognized in income		$(31)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended June 30, 2014, Con Edison recorded in purchased power expense an unrealized pre-tax loss of $(5) million.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Six Months Ended June 30, 2014
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$31		$25
Noncurrent	Deferred derivative gains	7		6
Total deferred gains/(losses)		$38		$31
Current	Deferred derivative losses	$15		$15
Current	Recoverable energy costs	87		70
Noncurrent	Deferred derivative losses	—		(1)
Total deferred gains/(losses)		$102		$84
Net deferred gains/(losses)		$140		$115
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$161	(b)	$—
	Gas purchased for resale	(46)		—
	Non-utility revenue	(10	)(b)	—
Total pre-tax gain/(loss) recognized in income		$105		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the six months ended June 30, 2014, Con Edison recorded in purchased power expense an unrealized pre-tax gain of $15 million.

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2013:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended June 30, 2013
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(7)		$(7)
Noncurrent	Regulatory liabilities	(2)		(1)
Total deferred gains/(losses)		$(9)		$(8)
Current	Deferred derivative losses	$(24)		$(23)
Current	Recoverable energy costs	(14)		(12)
Noncurrent	Deferred derivative losses	(10)		(6)
Total deferred gains/(losses)		$(48)		$(41)
Net deferred gains/(losses)		$(57)		$(49)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(37	)(b)	$—
	Gas purchased for resale	(7)		—
	Non-utility revenue	2	(b)	—
Total pre-tax gain/(loss) recognized in income		$(42)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended June 30, 2013, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax loss of $(1) million and $(29) million, respectively.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Six Months Ended June 30, 2013
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$2	$1
Noncurrent	Regulatory liabilities	—	—
Total deferred gains/(losses)		$2	$1
Current	Deferred derivative losses	$14	$9
Current	Recoverable energy costs	(3)	(2)
Noncurrent	Deferred derivative losses	(3)	—
Total deferred gains/(losses)		$8	$7
Net deferred gains/(losses)		$10	$8
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$30 (b)	$—
	Gas purchased for resale	(11)	—
	Non-utility revenue	1 (b)	—
Total pre-tax gain/(loss) recognized in income		$20	$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the six months ended June 30, 2013, Con Edison recorded in purchased power expense an unrealized pre-tax gain of $16 million.

As of June 30, 2014, Con Edison had 1,285 contracts, including 576 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives					Gas Derivatives
	Number of Energy Contracts (a)	MWHs (b)	Number of Capacity Contracts (a)	MWs (b)	Number of Contracts (a)	Dths (b)	Total Number Of Contracts (a)
Con Edison	557	14,772,012	65	5,430	663	73,289,826	1,285
CECONY	88	3,500,475	4	600	484	64,760,000	576

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at June 30, 2014, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$2		$1
Collateral posted	$—		$—
Additional collateral(b) (downgrade one level from current ratings)	$—		$—
Additional collateral(b) (downgrade to below investment grade from current ratings)	$9	(c)	$2	(c)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at June 30, 2014, would have amounted to an estimated $17 million for Con Edison, including $5 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(c)	Derivative instruments that are net assets have been excluded from the table. At June 30, 2014, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $45 million, including $1 million for CECONY.

Interest Rate Swap

O&R has an interest rate swap, which terminates in October 2014, pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at June 30, 2014 was an unrealized loss of $1 million, which has been included in Con Edison’s consolidated balance sheet as a current liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the three and six months ended June 30, 2014 was $1 million. In the event O&R’s credit rating is downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it does so, the parties would then be required to settle the transaction.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (d)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (a)(e)(f)	$7	$5	$166	$43	$28	$14	$(84)	$(11)	$117	$51
Other assets (c)(e)(f)	160	153	116	105	—	—	—	—	276	258
Total	$167	$158	$282	$148	$28	$14	$(84)	$(11)	$393	$309
Derivative liabilities:
Commodity (a)(e)(f)	$5	$3	$63	$13	$1	$—	$(59)	$(10)	$10	$6
Interest rate contract (b)(e)(f)	—	—	1	—	—	—	—	—	1	—
Total	$5	$3	$64	$13	$1	$—	$(59)	$(10)	$11	$6

(a)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note L.
(b)	See Note L.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period. There were no transfers between levels 1, 2, and 3 for the six months ended June 30, 2014.
(f)	Level 2 assets and liabilities include investments held in the deferred compensation plan and/or non-qualified retirement plans, interest rate swap, or exchange-traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1, and certain over-the-counter derivative instruments for electricity and natural gas. Derivative instruments classified as Level 2 are valued using industry standard models that incorporate corroborated observable inputs; such as pricing services or prices from similar instruments that trade in liquid markets, time value, and volatility factors.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (d)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (a)(e)(f)	$3	$3	$130	$13	$11	$6	$(62)	$3	$82	$25
Other assets (c)(e)(f)	141	134	113	103	—	—	—	—	254	237
Total	$144	$137	$243	$116	$11	$6	$(62)	$3	$336	$262
Derivative liabilities:
Commodity (a)(e)(f)	$5	$5	$84	$27	$2	$—	$(76)	$(18)	$15	$14
Interest rate contract (b)(e)(f)	—	—	2	—	—	—	—	—	2	—
Total	$5	$5	$86	$27	$2	$—	$(76)	$(18)	$17	$14

(a)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note L.
(b)	See Note L.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period. There were no transfers between levels 1, 2, and 3 for the year ended December 31, 2013.
(f)	Level 2 assets and liabilities include investments held in the deferred compensation plan and/or non-qualified retirement plans, interest rate swap, or exchange-traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1, and certain over-the-counter derivative instruments for electricity and natural gas. Derivative instruments classified as Level 2 are valued using industry standard models that incorporate corroborated observable inputs; such as pricing services or prices from similar instruments that trade in liquid markets, time value, and volatility factors.

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

	Fair Value of Level 3 at June 30, 2014 (Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison—Commodity
Electricity	$10	Discounted Cash Flow	Forward energy prices (a)	$28.93-$150.25 per MWH
		Discounted Cash Flow	Forward capacity prices (a)	$5.25-$18.69 per kW-month
Transmission Congestion Contracts / Financial Transmission Rights	17	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	(5.8)%-50.6%
			Discount to adjust auction prices for historical monthly realized settlements (b)	6.1%-49.1%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.32-$11.24 per MWh
Total Con Edison—Commodity	$27
CECONY—Commodity
Transmission Congestion Contracts	$14	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	(5.8)%-50.6%
			Discount to adjust auction prices for historical monthly realized settlements (b)	6.1%-49.1%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2014 and 2013 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30, 2014
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of April 1, 2014	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2014
Con Edison
Derivatives:
Commodity	$24	$(2)	$3	$3	$—	$—	$(1)	$—	$27
CECONY
Derivatives:
Commodity	$13	$(2)	$3	$2	$—	$—	$(2)	$—	$14

	For the Six Months Ended June 30, 2014
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2014	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2014
Con Edison
Derivatives:
Commodity	$9	$49	$7	$11	$—	$—	$(49)	$—	$27
CECONY
Derivatives:
Commodity	$6	$9	$7	$9	$—	$—	$(17)	$—	$14

	For Three Months Ended June 30, 2013
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of April 1, 2013	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2013
Con Edison
Derivatives:
Commodity	$14	$(21)	$(2)	$2	$—	$—	$1	$—	$(6)
CECONY
Derivatives:
Commodity	$11	$(2)	$—	$1	$—	$—	$(2)	$—	$8

	For Six Months Ended June 30, 2013
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2013	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2013
Con Edison
Derivatives:
Commodity	$(5)	$8	$3	$7	$—	$—	$(19)	$—	$(6)
CECONY
Derivatives:
Commodity	$10	$7	$1	$5	$—	$—	$(15)	$—	$8

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial and $2 million loss) and purchased power costs (immaterial and $15 million loss) on the consolidated income statement for the three months ended June 30, 2014 and 2013, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial and $2 million loss) and purchased power costs ($40 million gain and $4 million gain) on the consolidated income statement for the six months ended June 30, 2014 and 2013, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at June 30, 2014 and 2013 is included in non-utility revenues (immaterial and $2 million loss) and purchased power costs ($2 million gain and $14 million loss) on the consolidated income statement for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the change in fair value relating to Level 3 commodity derivative assets and liabilities is included in non-utility revenues (immaterial and $2 million loss) and purchased power costs ($11 million gain and $2 million gain) on the consolidated income statement, respectively.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2014, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a historical default probability based on current credit ratings and a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

Note N — Variable Interest Entities

In March 2014, Con Edison Development purchased a 50 percent membership interest in Copper Mountain Solar 3 Holdings, LLC (CMS 3). As a result, Con Edison has a variable interest in CMS 3, which is a non-consolidated entity. CMS 3 owns a project company that is developing a 250 MW (AC) solar energy project in Nevada. Electricity generated by the project is to be sold to the Southern California Public Power Authority pursuant to a long-term power purchase agreement. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of CMS 3 is shared equally between Con Edison Development and a third party. At June 30, 2014, Con Edison’s consolidated balance sheet includes $123 million in investments (including earnings) related to CMS 3, which assessed in accordance with the accounting rules for variable interest entities, is Con Edison’s current maximum exposure to loss in the entity. In addition, Con Edison and Con Edison Development have issued certain guarantees to third parties in connection with CMS 3. See “Guarantees” in Note H.

In May 2014, Con Edison Development sold 50 percent of its membership interest in CED California Holdings Financing I, LLC (CCH), which was previously a wholly owned subsidiary. As a result, at June 30, 2014, Con Edison has a variable interest in CCH, which is no longer a consolidated entity. CCH owns project companies that operate 110 MW (AC) of solar energy projects in California. Electricity generated by the projects is sold to Pacific Gas and Electric Company pursuant to long-term power purchase agreements. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of CCH is shared equally between Con Edison Development and a third party. Con Edison Development’s remaining 50 percent interest in CCH is now accounted for under the equity method.

As a result of the sale, Con Edison Development received net proceeds of $108 and recognized a pre-tax gain on the sale of $45 million ($26 million, net of tax). The following table summarizes the sale and resultant deconsolidation on the transaction date:

(Millions of Dollars)
Proceeds from sale, net of transaction costs of $1	$108
Non-utility property, less accumulated depreciation	(341)
Other assets, including working capital	(31)
Long-term debt, including current portion	217
Other liabilities	9
Gain on sale of solar energy projects	(45)
Equity method investment upon deconsolidation	$(83)

At June 30, 2014, Con Edison’s consolidated balance sheet includes $85 million in investments (including earnings) related to CCH, which assessed in accordance with the accounting rules for variable interest entities, is Con Edison’s current maximum exposure to loss in the entity.

Note O — New Financial Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued new amendments on reporting discontinued operations through Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update revise the definition of a discontinued operation as a disposal of a component of an entity or a group of components of an entity, or a business or nonprofit activity that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The amendments also require additional disclosures for discontinued operations and individually significant disposals that do not qualify for discontinued operations presentation in the financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning on or after December 15, 2014. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued a new revenue recognition standard that will supersede the revenue recognition requirements within Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition,” and most industry-specific guidance under the Codification through ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The purpose of the new guidance is to create a consistent framework for revenue recognition. The guidance clarifies how to measure and recognize revenue arising from customer contracts to depict the transfer of goods or services in an amount that reflects the consideration the entity expects to receive. The new guidance must be adopted using either a full retrospective approach or a modified retrospective approach. For public entities reporting under US GAAP, the new guidance is effective for periods beginning after December 15, 2016. The Companies are in the process of evaluating the application and impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” The purpose of the amendments is to clarify the accounting treatment regarding performance targets. Under the new guidance, a performance target that affects vesting and that could be achieved after the requisite service period is required to be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized only when it becomes probable that the performance target will be achieved. The amendments are effective for periods beginning after December 15, 2015. The Companies are in the process of evaluating the application and impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This combined management’s discussion and analysis of financial condition and results of operations relates to the consolidated financial statements (the Second Quarter Financial Statements) included in this report of two separate registrants: Con Edison and CECONY and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and CECONY. CECONY is a subsidiary of Con Edison and, as such, information in this management’s discussion and analysis about CECONY applies to Con Edison.

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2013 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (File Nos. 1-14514 and 1-217).

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

In June 2014, the company decreased its five-year forecast of average annual growth of the peak gas demand in its service area at design conditions from approximately 3.8 percent (for 2014 to 2018) to 2.8 percent (for 2015 to 2019). The decrease reflects, among other things, that the new five-year forecast no longer covers 2014, the second year in which there was a significant increase in oil to gas conversions following changes to New York City regulations that will phase out the use of certain types of heating oil.

Steam

CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 22,000 MMlbs of steam annually to approximately 1,700 customers in parts of Manhattan.

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses sell to retail customers electricity purchased in wholesale markets and enter into related hedging transactions, provide energy-related products and services to wholesale and retail customers, and participate in energy infrastructure projects. At June 30, 2014, Con Edison’s equity investment in its competitive energy businesses was $534 million and their assets amounted to $1,266 million. See Note N to the Second Quarter Financial Statements.

Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014				At June 30, 2014
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,436	84%	$172	81%	$5,641	84%	$506	88%	$36,467	91%
O&R	192	6%	8	4%	448	7%	29	5%	2,532	6%
Total Utilities	2,628	90%	180	85%	6,089	91%	535	93%	38,999	97%
Con Edison Solutions (a)	233	8%	(4)	(2)%	528	8%	(8)	(1)%	356	1%
Con Edison Energy (a)	36	1%	3	1%	61	1%	8	1%	109	—%
Con Edison Development (b)	13	1%	34	16%	25	—%	42	7%	801	2%
Other (c)	1	—%	(1)	—%	(3)	—%	(3)	—%	46	—%
Total Con Edison	$2,911	100%	$212	100%	$6,700	100%	$574	100%	$40,311	100%

(a)	Net income from the competitive energy businesses for the three and six months ended June 30, 2014 includes $(3) million and $9 million, respectively, of net after-tax mark-to-market gains/(losses).
(b)	Includes an after-tax gain on sale of solar energy projects of $26 million in the three and six months ended June 30, 2014 (see Note N to the Second Quarter Financial Statements) and an after-tax benefit of $7 million in the six months ended June 30, 2014 due primarily to lower than previously estimated interest on the tax liability from the lease in/lease out (LILO) transactions (see Note I to the Second Quarter Financial Statements).
(c)	Other includes parent company expenses, primarily interest, and consolidation adjustments. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended June 30, 2014 was $212 million or $0.73 a share ($0.72 on a diluted basis) compared with $172 million or $0.59 a share ($0.59 on a diluted basis) for the three months ended June 30, 2013. Net income for common stock for the six months ended June 30, 2014 was $574 million or $1.96 a share ($1.95 on a diluted basis) compared with $364 million or $1.24 a share ($1.24 on a diluted basis) for the six months ended June 30, 2013. See “Results of Operations – Summary,” below. For segment financial information, see Note K to the Second Quarter Financial Statements and “Results of Operations,” below.

Results of Operations — Summary

Net income for common stock for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2014	2013	2014	2013
CECONY	$172	$153	$506	$430
O&R	8	6	29	36
Competitive energy businesses (a)	33	17	42	(95)
Other (b)	(1)	(4)	(3)	(7)
Con Edison	$212	$172	$574	$364

(a)	Includes an after-tax gain on sale of solar energy projects of $26 million in the three and six months ended June 30, 2014 (see Note N to the Second Quarter Financial Statements). Includes an after-tax benefit of $29 million in the three months ended June 30, 2013 and an after-tax benefit/(charge) of $7 million and $(121) million in the six months ended June 30, 2014 and 2013, respectively, relating to the LILO transactions (see Note I to the Second Quarter Financial Statements). Also includes a tax benefit of $15 million resulting from the acceptance by the Internal Revenue Service (IRS) of the company’s claim for manufacturing tax deductions in the six months ended June 30, 2013 (see Note J to the Second Quarter Financial Statements). Also includes $3 million and $17 million of net after-tax mark-to-market losses in the three months ended June 30, 2014 and 2013, respectively, and $9 million of net after-tax mark-to-market gains for each of the six months ended June 30, 2014 and 2013.
(b)	Other includes parent company expenses, primarily interest, and consolidation adjustments.

The Companies’ results of operations for the three and six months ended June 30, 2014, as compared with the 2013 periods, reflect primarily changes in rate plans of Con Edison’s utility subsidiaries and the weather impact on its steam delivery service. The rate plans provide for revenues to cover expected increases in certain operations and maintenance expenses, and depreciation and property taxes, reflecting primarily the impact of higher utility plant balances. The results of operations also include the gain on sale of solar energy projects, the impact of the LILO transactions and the net mark-to-market effects of the competitive energy businesses.

Operations and maintenance expenses for CECONY were higher in the 2014 periods primarily due to operating costs attributable to emergency response and the support and protection of company underground facilities to accommodate municipal projects and, in the six month period were offset in part by lower pension costs.

The following table presents the estimated effect on earnings per share and net income for common stock for the three and six months ended June 30, 2014 period as compared with the 2013 periods, resulting from these and other major factors:

	Three Months Variation		Six Months Variation
	Earnings per Share Variation	Net Income for Common Stock Variation (Millions of Dollars)	Earnings per Share Variation	Net Income for Common Stock Variation (Millions of Dollars)
CECONY (a)
Rate plans	$0.16	$45	$0.32	$93
Weather impact on steam revenues	—	—	0.04	13
Operations and maintenance expenses	(0.05)	(14)	(0.02)	(4)
Depreciation and property taxes	(0.05)	(13)	(0.09)	(28)
Other	—	1	0.01	2
Total CECONY	0.06	19	0.26	76
O&R (a)	0.01	2	(0.02)	(7)
Competitive energy businesses (b)	0.06	16	0.46	137
Other, including parent company expenses	0.01	3	0.02	4
Total variations	$0.14	$40	$0.72	$210

(a)	Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Under the rate plans, pension and other postretirement costs and certain other costs are reconciled to amounts reflected in rates for such costs.
(b)	These variations reflect the gain on sale of solar energy projects, the impact of the LILO transactions, the manufacturing tax deduction and the net mark-to-market effects described in note (a) to the preceding table.

See “Results of Operations” below for further discussion and analysis of results of operations.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2014 and 2013 are summarized as follows:

	Con Edison			CECONY
(Millions of Dollars)	2014	2013	Variance	2014	2013	Variance
Operating activities	$1,257	$865	$392	$882	$1,043	$(161)
Investing activities	(1,233)	(1,212)	(21)	(1,104)	(1,151)	47
Financing activities	76	700	(624)	285	438	(153)
Net change	100	353	(253)	63	330	(267)
Balance at beginning of period	674	394	280	633	353	280
Balance at end of period	$774	$747	$27	$696	$683	$13

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but generally not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate plans.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities.

Principal non-cash charges include depreciation, deferred income tax expense and amortizations of certain regulatory assets and liabilities. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ New York electric and gas rate plans.

Net cash flows from operating activities for the six months ended June 30, 2014 for Con Edison and CECONY were $392 million higher and $161 million lower, respectively, than in 2013. The increase in net cash flows for Con Edison reflects the deposits made in 2013 with federal and state tax agencies primarily related to the LILO transactions (see Note I to the Second Quarter Financial Statements), offset in part by higher income tax payments ($491 million) in 2014. The decrease in net cash for CECONY reflects primarily higher income tax payments ($288 million) in 2014.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

The changes in regulatory assets principally reflect changes in deferred pension costs in accordance with the accounting rules for retirement benefits.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $21 million higher and $47 million lower, respectively, for the six months ended June 30, 2014 compared with the 2013 period. For Con Edison, the change reflects the proceeds from the termination of the LILO transactions (see Note I to the Second Quarter Financial Statements), offset by activities relating to its solar energy projects (see Note N to the Second Quarter Financial Statements). In addition, the changes for Con Edison and CECONY primarily reflect decreased utility construction expenditures in 2014.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and CECONY were $624 million and $153 million lower, respectively, in the six months ended June 30, 2014 compared with the 2013 period.

In March 2014, CECONY issued $850 million of 4.45 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In February 2014, CECONY redeemed at maturity $200 million of 4.70 percent 10-year debentures. In April 2014, CECONY redeemed at maturity $275 million of 5.55 percent 5-year debentures.

In February 2013, CECONY issued $700 million of 3.95 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In February 2013, CECONY redeemed at maturity $500 million of 4.875 percent 10-year debentures. In June 2013, CECONY redeemed at maturity $200 million of 3.85 percent 10-year debentures.

In April 2013, a Con Edison Development subsidiary issued $219 million aggregate principal amount of 4.78 percent senior notes secured by the company’s California solar projects. In May 2014, the company sold a 50 percent interest in the subsidiary. See Note N to the Second Quarter Financial Statements.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at June 30, 2014 and 2013 and the average daily balances for the six months ended June 30, 2014 and 2013 for Con Edison and CECONY were as follows:

	2014		2013
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30	Daily average	Outstanding at June 30	Daily average
Con Edison	$1,531	$800	$1,400	$860
CECONY	$1,482	$682	$1,230	$412
Weighted average yield	0.2%	0.2%	0.3%	0.3%

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at June 30, 2014, compared with December 31, 2013.

	Con Edison	CECONY
(Millions of Dollars)	2014 vs. 2013 Variance	2014 vs. 2013 Variance
Assets
Investments	$232	$20
Non-utility property, less accumulated depreciation	(408)	1
Special deposits	(319)	(84)
Regulatory asset — Unrecognized pension and other postretirement costs	(292)	(279)
Liabilities
Accrued taxes	$(407)	$(16)
Pension and retiree benefits	(436)	(429)

Investments and Non-Utility Property, Less Accumulated Depreciation

The increase in investments and decrease in non-utility property, less accumulated depreciation for Con Edison primarily reflect the purchase and sale of interests in solar energy projects. See Note N to the Second Quarter Financial Statements.

Special Deposits and Accrued Taxes

The decreases in Con Edison’s special deposits and accrued taxes reflect applying the deposits made in 2013 against the federal and state tax liabilities in 2014 that primarily related to settling the LILO transactions. See Note I to the Second Quarter Financial Statements.

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

Capital Requirements and Resources

Con Edison has increased its estimate of capital expenditures in 2014 by its competitive energy businesses from $243 million to $470 million to fund additional renewable energy project development. See Note N to the Second Quarter Financial Statements.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months ended June 30, 2014 and 2013 and the twelve months ended December 31, 2013 was:

	Ratio of Earnings to Fixed Charges
	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	For the Twelve Months Ended December 31, 2013
Con Edison (a)	3.8	2.1	3.0
CECONY	3.7	3.3	3.7

(a)	Reflects the gain on sale of solar energy projects, the impact of the LILO transactions, the manufacturing tax deduction and the net mark-to-market effects described in note (a) to the first table under “Results of Operations — Summary,” above.

For each of the Companies, the common equity ratio at June 30, 2014 and December 31, 2013 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2014	December 31, 2013
Con Edison	52.9	53.9
CECONY	51.8	53.7

Off-Balance Sheet Arrangements

The Companies have no off-balance sheet arrangements other than two guarantees ($80 million maximum and $120 million maximum) issued by Con Edison Development on behalf of two entities in which it acquired a 50 percent interest in July 2013 and March 2014, respectively (see “Guarantees” in Note H and Note N to the Second Quarter Financial Statements). The entities were formed to develop, construct and operate photovoltaic solar energy facilities with a cumulative capacity of 400 MW (AC). Con Edison Development is not the primary beneficiary of these entities since the power to direct the activities that most significantly impact the economics of the facilities is shared equally between Con Edison Development and a third party. No payments have been made nor are any expected to be made under the guarantees.

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

In April 2014, following the issuance of a NYSPSC staff report and proposal that, among other things, recommended that the NYSPSC consider fundamental changes in the manner in which utilities provide service, the NYSPSC initiated its Reforming the Energy Vision proceeding to (1) improve system efficiency, empower customer choice, and encourage greater penetration of clean generation and energy efficiency technologies and practices; (2) examine how existing practices should be modified to establish Distributed System Platform Providers (DSPP), actively managing and coordinating distributed energy resources and providing a market enabling customers to optimize their energy priorities, provide system benefits, and be compensated for providing such system benefits; and (3) examine how the NYSPSC’s regulatory practices should be modified to incent utility practices that best promote the NYSPSC’s policies and objectives, including the promotion of energy efficiency, renewable energy, least cost energy supply, fuel diversity, system adequacy and reliability, demand elasticity, and customer empowerment. In July 2014, the administrative law judges for this proceeding established schedules pursuant to which generic policy determinations are anticipated to reach the NYSPSC with respect to DSPP and related issues in early 2015 and with respect to regulatory design and ratemaking issues later in 2015. The Utilities are not able to predict the outcome of the Reforming the Energy Vision proceeding or its impact on the Utilities.

Environmental Matters

In June 2014, the United States Environmental Protection Agency (EPA) proposed its Clean Power Plan to reduce carbon dioxide emissions from existing power plants 30 percent from 2005 levels by 2030. As proposed, each state will be required to submit for EPA approval a plan to reduce its emissions rate (as determined in accordance with the Clean Energy Plan) to a specified target level applicable to the state. For New York State, the emissions rate target level for 2030 would be 44 percent below its 2012 level. State plans may, among other things, include participation in regional cap-and-trade programs, such as the Regional Greenhouse Gas Initiative (in which New York State participates), and renewable energy and energy efficiency programs. Initial state plans would be due by June 2016, with single-state plans to be finalized by June 2017 and multi-state plans to be finalized by June 2018. The costs resulting from the Clean Power Plan could be substantial.

In May 2014, the NYSPSC directed NYSERDA to submit for its consideration a proposal for a comprehensive clean energy fund to, among other things, ensure continuity and enhance efficiency and leverage of New York State’s clean energy programs and manage their transition from an almost exclusive reliance on ratepayer surcharges to tariff and sustainable market based clean energy activities such as those envisioned in the NYSPSC’s Reforming the Energy Vision proceeding. See “Regulatory Matters,” above.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at June 30, 2014, a 10 percent variation in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million. Under CECONY’s current gas, steam and electric rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual tax-exempt (and under the gas rate plan, taxable) long-term debt interest expense are reconciled to the level set in rates.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Swap” in Note L to the Second Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note L to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2014, a 10 percent decline in market prices would result in a decline in fair value of $56 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $47 million is for CECONY and $9 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	June 30, 2014	December 31, 2013
	(Millions of Dollars)
Average for the period	$1	$1
High	7	1
Low	—	—

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

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. See “Credit Exposure” in Note L to the Second Quarter Financial Statements.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At June 30, 2014, the pension plan investments consisted of 61 percent equity and 39 percent fixed income and other securities.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see Notes B, G and H to the Second Quarter Financial Statements.

Results of Operations

See “Results of Operations – Summary,” above.

Results of operations reflect, among other things, the Companies’ accounting policies and rate plans that limit the rates the Utilities can charge their customers. Under the revenue decoupling mechanisms currently applicable to the Utilities’ New York electric and gas businesses, delivery revenues generally will not be affected by changes in delivery volumes from levels assumed when rates were approved. Revenues for CECONY’s steam business and O&R’s businesses in New Jersey and Pennsylvania are affected by changes in delivery volumes resulting from weather, economic conditions and other factors.

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

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2014 and 2013 follows. For additional business segment financial information, see Note K to the Second Quarter Financial Statements.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2014 compared with 2013 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$115	5.0%	$11	6.1%	$(33)	(10.4)	$93	3.3%
Purchased power	48	10.2	1	2.0	(34)	(13.7)	15	2.0
Fuel	(24)	(41.4)	—	—	—	—	(24)	(41.4)
Gas purchased for resale	6	6.1	2	15.4	25	Large	33	28.0
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	85	5.0	8	6.8	(24)	(39.3)	69	3.7
Other operations and maintenance	23	3.4	—	—	2	8.3	25	3.2
Depreciation and amortization	12	5.1	1	7.1	(3)	(50.0)	10	3.9
Taxes, other than income taxes	10	2.3	—	—	—	—	10	2.2
Gain on sale of solar energy projects	—	—	—	—	(45)	Large	(45)	Large
Operating income	40	11.6	7	53.8	22	81.5	69	17.9
Other income (deductions)	(1)	50.0	2	Large	6	Large	7	Large
Net interest expense	(1)	(0.7)	—	—	—	—	(1)	(0.7)
Income before income tax expense	40	19.0	9	Large	28	Large	77	32.5
Income tax expense	21	36.8	7	Large	9	Large	37	56.9
Net income for common stock	$19	12.4%	$2	33.3%	$19	Large	$40	23.3%

(a)	Other includes parent company expenses, primarily interest, and consolidation adjustments.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
(Millions of Dollars)	Electric	Gas	Steam	2014 Total	Electric	Gas	Steam	2013 Total	2014-2013 Variation
Operating revenues	$1,978	$360	$98	$2,436	$1,872	$331	$118	$2,321	$115
Purchased power	505	—	12	517	459	—	10	469	48
Fuel	20	—	14	34	29	—	29	58	(24)
Gas purchased for resale	—	104	—	104	—	98	—	98	6
Net revenues	1,453	256	72	1,781	1,384	233	79	1,696	85
Operations and maintenance	546	107	46	699	536	88	52	676	23
Depreciation and amortization	195	33	19	247	186	32	17	235	12
Taxes, other than income taxes	365	62	22	449	355	60	24	439	10
Operating income	$347	$54	$(15)	$386	$307	$53	$(14)	$346	$40

Electric

CECONY’s results of electric operations for the three months ended June 30, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2014	June 30, 2013	Variation
Operating revenues	$1,978	$1,872	$106
Purchased power	505	459	46
Fuel	20	29	(9)
Net revenues	1,453	1,384	69
Operations and maintenance	546	536	10
Depreciation and amortization	195	186	9
Taxes, other than income taxes	365	355	10
Electric operating income	$347	$307	$40

CECONY’s electric sales and deliveries for the three months ended June 30, 2014 compared with the 2013 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2014	June 30, 2013	Variation	Percent Variation	June 30, 2014	June 30, 2013	Variation	Percent Variation
Residential/Religious(a)	2,091	2,182	(91)	(4.2)%	$595	$575	$20	3.5%
Commercial/Industrial	2,285	2,259	26	1.2	472	447	25	5.6
Retail access customers	6,099	6,127	(28)	(0.5)	600	607	(7)	(1.2)
NYPA, Municipal Agency and other sales	2,453	2,380	73	3.1	154	144	10	6.9
Other operating revenues	—	—	—	—	157	99	58	58.6
Total	12,928	12,948	(20)	(0.2)%	$1,978	$1,872	$106	5.7%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $106 million in the three months ended June 30, 2014 compared with the 2013 period due primarily to higher revenues from the electric rate plan ($63 million) and higher purchased power costs ($46 million), offset in part by lower fuel costs ($9 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area decreased 0.2 percent in the three months ended June 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 0.6 percent in the three months ended June 30, 2014 compared with the 2013 period.

CECONY’s electric purchased power costs increased $46 million in the three months ended June 30, 2014 compared with the 2013 due to an increase in purchased volumes ($46 million). Electric fuel costs decreased $9 million in the three months ended June 30, 2014 compared with the 2013 period due to lower sendout volumes from the company’s electric generating facilities ($8 million) and unit costs ($1 million).

CECONY’s electric operating income increased $40 million in the three months ended June 30, 2014 compared with the 2013 period. The increase reflects primarily higher net revenues ($69 million), offset in part by increases in certain operations and maintenance expenses ($10 million), higher taxes other than income taxes ($10 million, principally property taxes) and higher depreciation and amortization ($9 million). Operations and maintenance expenses primarily reflect an increase in pension costs ($7 million) and higher support and protection of company underground facilities to accommodate municipal projects ($3 million).

Gas

CECONY’s results of gas operations for the three months ended June 30, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2014	June 30, 2013	Variation
Operating revenues	$360	$331	$29
Gas purchased for resale	104	98	6
Net revenues	256	233	23
Operations and maintenance	107	88	19
Depreciation and amortization	33	32	1
Taxes, other than income taxes	62	60	2
Gas operating income	$54	$53	$1

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2014 compared with the 2013 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2014	June 30, 2013	Variation	Percent Variation	June 30, 2014	June 30, 2013	Variation	Percent Variation
Residential	8,779	7,714	1,065	13.8%	$165	$150	$15	10.0%
General	5,936	5,564	372	6.7	75	74	1	1.4
Firm transportation	14,341	12,507	1,834	14.7	102	85	17	20.0
Total firm sales and transportation	29,056	25,785	3,271	12.7	342	309	33	10.7
Interruptible sales (a)	3,536	2,713	823	30.3	33	18	15	83.3
NYPA	13,402	13,534	(132)	(1.0)	1	1	—	—
Generation plants	18,575	12,641	5,934	46.9	7	6	1	16.7
Other	6,398	6,136	262	4.3	13	12	1	8.3
Other operating revenues	—	—	—	—	(36)	(15)	(21)	Large
Total	70,967	60,809	10,158	16.7%	$360	$331	$29	8.8%

(a)	Includes 1,635 and 1,262 thousands of dths for 2014 and 2013 periods, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $29 million in the three months ended June 30, 2014 compared with the 2013 period due primarily to higher revenues from the gas rate plan ($19 million) and an increase in gas purchased for resale costs ($6 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers increased 12.7 percent in the three months ended June 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 12.7 percent in the three months ended June 30, 2014 compared with the 2013 period, reflecting primarily oil-to-gas conversions and transfers to firm service.

CECONY’s purchased gas cost increased $6 million in the three months ended June 30, 2014 compared with the 2013 period due to higher sendout volumes ($6 million).

CECONY’s gas operating income increased $1 million in the three months ended June 30, 2014 compared with the 2013 period. The increase reflects primarily higher net revenues ($23 million), offset by higher operations and maintenance expense ($19 million, due primarily to higher operating costs attributable to emergency response ($8 million) and pension costs ($4 million)), taxes other than income taxes ($2 million, principally property taxes) and higher depreciation and amortization ($1 million).

Steam

CECONY’s results of steam operations for the three months ended June 30, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2014	June 30, 2013	Variation
Operating revenues	$98	$118	$(20)
Purchased power	12	10	2
Fuel	14	29	(15)
Net revenues	72	79	(7)
Operations and maintenance	46	52	(6)
Depreciation and amortization	19	17	2
Taxes, other than income taxes	22	24	(2)
Steam operating income	$(15)	$(14)	$(1)

CECONY’s steam sales and deliveries for the three months ended June 30, 2014 compared with the 2013 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2014	June 30, 2013	Variation	Percent Variation	June 30, 2014	June 30, 2013	Variation	Percent Variation
General	76	75	1	1.3%	$4	$5	$(1)	(20.0)%
Apartment house	1,210	1,186	24	2.0	31	37	(6)	(16.2)
Annual power	2,761	2,694	67	2.5	73	88	(15)	(17.0)
Other operating revenues	—	—	—	—	(10)	(12)	2	(16.7)
Total	4,047	3,955	92	2.3%	$98	$118	$(20)	(16.9)%

CECONY’s steam operating revenues decreased $20 million in the three months ended June 30, 2014 compared with the 2013 period due primarily to lower fuel costs ($15 million) and lower revenues from the steam rate plans ($7 million), offset in part by higher purchased power costs ($2 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes increased 2.3 percent in the three months ended June 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries increased 2.3 percent in the three months ended June 30, 2014 compared with the 2013 period.

CECONY’s steam purchased power costs increased $2 million in the three months ended June 30, 2014 compared with the 2013 period due to an increase in sendout volumes ($2 million). Steam fuel costs decreased $15 million in the three months ended June 30, 2014 compared with the 2013 period due to lower unit costs ($14 million) and sendout volumes ($1 million).

Steam operating income decreased $1 million in the three months ended June 30, 2014 compared with the 2013 period. The decrease reflects primarily lower net revenues ($7 million) and taxes other than income taxes ($2 million, principally property taxes), offset in part by lower operations and maintenance expense ($6 million, due primarily to lower pension expense ($4 million)) and higher depreciation and amortization ($2 million).

Income Tax Expense

Income taxes increased $21 million in the three months ended June 30, 2014 compared with 2013 period due primarily to higher income before income tax expense, higher amortization of New York State’s Metropolitan Transportation Authority business tax and lower flow-through tax deductions related to plant in 2014.

O&R

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(Millions of Dollars)	Electric	Gas	2014 Total	Electric	Gas	2013 Total	2014-2013 Variation
Operating revenues	$157	$35	$192	$146	$35	$181	$11
Purchased power	52	—	52	51	—	51	1
Gas purchased for resale	—	15	15	—	13	13	2
Net revenues	105	20	125	95	22	117	8
Operations and maintenance	59	17	76	60	16	76	—
Depreciation and amortization	11	4	15	10	4	14	1
Taxes, other than income taxes	10	4	14	11	3	14	—
Operating income	$25	$(5)	$20	$14	$(1)	$13	$7

Electric

O&R’s results of electric operations for the three months ended June 30, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2014	June 30, 2013	Variation
Operating revenues	$157	$146	$11
Purchased power	52	51	1
Net revenues	105	95	10
Operations and maintenance	59	60	(1)
Depreciation and amortization	11	10	1
Taxes, other than income taxes	10	11	(1)
Electric operating income	$25	$14	$11

O&R’s electric sales and deliveries for the three months ended June 30, 2014 compared with the 2013 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2014	June 30, 2013	Variation	Percent Variation	June 30, 2014	June 30, 2013	Variation	Percent Variation
Residential/Religious(a)	328	359	(31)	(8.6)%	$65	$65	$—	—
Commercial/Industrial	196	219	(23)	(10.5)	33	32	1	3.1%
Retail access customers	796	773	23	3.0	47	46	1	2.2
Public authorities	24	25	(1)	(4.0)	2	2	—	—
Other operating revenues	—	—	—	—	10	1	9	Large
Total	1,344	1,376	(32)	(2.3)%	$157	$146	$11	7.5%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $11 million in the three months ended June 30, 2014 compared with the 2013 period due primarily to higher revenues from the New York electric rate plan ($9 million) and higher purchased power costs ($1 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plans.

Electric delivery volumes in O&R’s service area decreased 2.3 percent in the three months ended June 30, 2014 compared with the 2013 period. After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 1.4 percent in the three months ended June 30, 2014 compared with the 2013 period.

Electric operating income increased $11 million in the three months ended June 30, 2014 compared with the 2013 period. The increase reflects primarily higher net revenues ($10 million), lower operations and maintenance expenses ($1 million) and lower taxes other than income taxes ($1 million), offset by higher depreciation and amortization ($1 million).

Gas

O&R’s results of gas operations for the three months ended June 30, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2014	June 30, 2013	Variation
Operating revenues	$35	$35	$—
Gas purchased for resale	15	13	2
Net revenues	20	22	(2)
Operations and maintenance	17	16	1
Depreciation and amortization	4	4	—
Taxes, other than income taxes	4	3	1
Gas operating income	$(5)	$(1)	$(4)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2014 compared with the 2013 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2014	June 30, 2013	Variation	Percent Variation	June 30, 2014	June 30, 2013	Variation	Percent Variation
Residential	991	957	34	3.6%	$16	$15	$1	6.7%
General	205	206	(1)	(0.5)	3	3	—	—
Firm transportation	1,774	1,696	78	4.6	13	14	(1)	(7.1)
Total firm sales and transportation	2,970	2,859	111	3.9	32	32	—	—
Interruptible sales	1,064	1,030	34	3.3	—	1	(1)	Large
Generation plants	1,208	126	1,082	Large	—	—	—	—
Other	131	113	18	15.9	—	—	—	—
Other gas revenues	—	—	—	—	3	2	1	50.0
Total	5,373	4,128	1,245	30.2%	$35	$35	$—	—%

O&R’s gas operating revenues were the same in the three months ended June 30, 2014 compared with the 2013 period.

Sales and transportation volumes for firm customers increased 3.9 percent in the three months ended June 30, 2014 compared with the 2013 period. After adjusting for weather and other variations, total firm sales and transportation volumes increased 4.8 percent in the three months ended June 30, 2014 compared with the 2013 period.

Gas operating income decreased $4 million in the three months ended June 30, 2014 compared with the 2013 period. The decrease reflects primarily lower net revenues ($2 million), higher operations and maintenance expense ($1 million) and higher taxes other than income taxes ($1 million).

Income Tax Expense

Income taxes increased $7 million in three months ended June 30, 2014 compared with the 2013 period, reflecting higher income before income tax expense.

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the three months ended June 30, 2014 compared with the 2013 period reflect the following:

	Three Months Ended
(Millions of Dollars)	June 30, 2014	June 30, 2013	Variation
Operating revenues	$284	$317	$(33)
Purchased power	214	249	(35)
Gas purchased for resale	32	7	25
Net revenues	38	61	(23)
Operations and maintenance	27	25	2
Depreciation and amortization	4	5	(1)
Taxes, other than income taxes	4	4	—
Gain on sale of solar energy projects	(45)	—	(45)
Operating income	$48	$27	$21

The competitive energy businesses’ operating revenues decreased $33 million in the three months ended June 30, 2014 compared with the 2013 period, due primarily to the impact of the LILO transactions ($51 million, see Note I to the Second Quarter Financial Statements), offset by higher wholesale revenues ($17 million).

Purchased power costs decreased $35 million in the three months ended June 30, 2014 compared with the 2013 period, due primarily to changes in mark-to-market values ($24 million) and lower volumes ($22 million), offset by higher unit prices ($11 million). Gas purchased for resale increased $25 million in the three months ended June 30, 2014 compared with the 2013 period, due primarily to higher volumes.

Operating income increased $21 million in the three months ended June 30, 2014 compared with the 2013 period due primarily to the gain on sale of solar energy projects ($45 million) and net mark-to-market effects ($25 million), offset by the impact of the LILO transactions ($51 million).

Other Income (Deductions)

Other income (deductions) increased $8 million in the three months ended June 30, 2014 compared with the 2013 period, primarily reflecting higher income from Con Edison Development’s solar investments accounted for under the equity method.

Income Tax Expense

Income taxes increased $12 million in the three months ended June 30, 2014 compared with the 2013 period due primarily to higher income before income tax expense.

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2014 compared with 2013 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$514	10.0%	$40	9.8%	$143	30.6%	$697	11.6%
Purchased power	211	22.8	19	18.8	41	9.1	271	18.4
Fuel	(16)	(7.8)	—	—	—	—	(16)	(7.8)
Gas purchased for resale	134	42.3	15	37.5	34	Large	183	49.7
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	185	5.0	6	2.2	68	Large	259	6.5
Other operations and maintenance	7	0.5	8	5.5	6	14.0	21	1.3
Depreciation and amortization	18	3.8	1	3.6	1	10.0	20	4.0
Taxes, other than income taxes	36	4.0	(1)	(3.1)	—	—	35	3.8
Gain on sale of solar energy projects	—	—	—	—	(45)	Large	(45)	Large
Operating income	124	13.7	(2)	(3.3)	106	Large	228	25.0
Other income (deductions)	3	Large	3	Large	11	Large	17	Large
Net interest expense	(2)	(0.8)	(3)	(15.0)	(138)	(96.5)	(143)	(33.3)
Income before income tax expense	129	20.2	4	9.8	255	Large	388	79.8
Income tax expense	53	25.4	11	Large	114	Large	178	Large
Net income for common stock	$76	17.7%	$(7)	(19.4)%	$141	Large	$210	57.7%

(a)	Other includes parent company expenses, primarily interest, and consolidation adjustments.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
(Millions of Dollars)	Electric	Gas	Steam	2014 Total	Electric	Gas	Steam	2013 Total	2014-2013 Variation
Operating revenues	$4,053	$1,149	$439	$5,641	$3,686	$991	$450	$5,127	$514
Purchased power	1,103	—	32	1,135	900	—	24	924	211
Fuel	112	—	77	189	94	—	111	205	(16)
Gas purchased for resale	—	451	—	451	—	317	—	317	134
Net revenues	2,838	698	330	3,866	2,692	674	315	3,681	185
Operations and maintenance	1,116	211	97	1,424	1,116	188	113	1,417	7
Depreciation and amortization	383	64	39	486	371	64	33	468	18
Taxes, other than income taxes	734	136	56	926	710	126	54	890	36
Operating income	$605	$287	$138	$1,030	$495	$296	$115	$906	$124

Electric

CECONY’s results of electric operations for the six months ended June 30, 2014 compared with the 2013 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2014	June 30, 2013	Variation
Operating revenues	$4,053	$3,686	$367
Purchased power	1,103	900	203
Fuel	112	94	18
Net revenues	2,838	2,692	146
Operations and maintenance	1,116	1,116	—
Depreciation and amortization	383	371	12
Taxes, other than income taxes	734	710	24
Electric operating income	$605	$495	$110

CECONY’s electric sales and deliveries for the six months ended June 30, 2014 compared with the 2013 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2014	June 30, 2013	Variation	Percent Variation	June 30, 2014	June 30, 2013	Variation	Percent Variation
Residential/Religious(a)	4,507	4,565	(58)	(1.3)%	$1,382	$1,222	$160	13.1%
Commercial/Industrial	4,746	4,652	94	2.0	1,090	926	164	17.7
Retail access customers	12,535	12,350	185	1.5	1,122	1,184	(62)	(5.2)
NYPA, Municipal Agency and other sales	5,036	4,941	95	1.9	287	275	12	4.4
Other operating revenues	—	—	—	—	172	79	93	Large
Total	26,824	26,508	316	1.2%	$4,053	$3,686	$367	10.0%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $367 million in the six months ended June 30, 2014 compared with the 2013 period due primarily to higher purchased power costs ($203 million), higher revenues from the electric rate plan ($132 million) and higher fuel costs ($18 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area increased 1.2 percent in the six months ended June 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 0.5 percent in the six months ended June 30, 2014 compared with the 2013 period.

CECONY’s electric purchased power costs increased $203 million in the six months ended June 30, 2014 compared with the 2013 period due to an increase in unit costs ($140 million) and purchased volumes ($63 million). Electric fuel costs increased $18 million in the six months ended June 30, 2014 compared with the 2013 period due to higher unit costs ($34 million), offset by lower sendout volumes from the company’s electric generating facilities ($16 million).

CECONY’s electric operating income increased $110 million in the six months ended June 30, 2014 compared with the 2013 period. The increase reflects primarily higher net revenues ($146 million), offset in part by higher taxes other than income taxes ($24 million, principally property taxes) and higher depreciation and amortization ($12 million).

Gas

CECONY’s results of gas operations for the six months ended June 30, 2014 compared with the 2013 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2014	June 30, 2013	Variation
Operating revenues	$1,149	$991	$158
Gas purchased for resale	451	317	134
Net revenues	698	674	24
Operations and maintenance	211	188	23
Depreciation and amortization	64	64	—
Taxes, other than income taxes	136	126	10
Gas operating income	$287	$296	$(9)

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2014 compared with the 2013 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2014	June 30, 2013	Variation	Percent Variation	June 30, 2014	June 30, 2013	Variation	Percent Variation
Residential	31,805	25,390	6,415	25.3%	$528	$452	$76	16.8%
General	18,624	18,092	532	2.9	241	208	33	15.9
Firm transportation	43,391	38,240	5,151	13.5	279	252	27	10.7
Total firm sales and transportation	93,820	81,722	12,098	14.8	1,048	912	136	14.9
Interruptible sales (a)	8,660	5,610	3,050	54.4	93	41	52	Large
NYPA	24,869	23,167	1,702	7.3	1	1	—	—
Generation plants	31,654	26,318	5,336	20.3	15	12	3	25.0
Other	13,740	13,747	(7)	(0.1)	25	28	(3)	(10.7)
Other operating revenues	—	—	—	—	(33)	(3)	(30)	Large
Total	172,743	150,564	22,179	14.7%	$1,149	$991	$158	15.9%

(a)	Includes 5,668 and 2,198 thousands of dths for the 2014 and 2013 period, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $158 million in the six months ended June 30, 2014 compared with the 2013 period due primarily to an increase in gas purchased for resale costs ($134 million) and higher revenues from the gas rate plan ($30 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers increased 14.8 percent in the six months ended June 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 5.2 percent in the six months ended June 30, 2014 compared with the 2013 period, reflecting primarily higher oil-to-gas conversions.

CECONY’s purchased gas cost increased $134 million in the six months ended June 30, 2014 compared with the 2013 period due to higher unit costs ($77 million) and sendout volumes ($57 million).

CECONY’s gas operating income decreased $9 million in the six months ended June 30, 2014 compared with the 2013 period. The decrease reflects primarily higher operations and maintenance expense ($23 million, due primarily to higher operating costs attributable to emergency response ($11 million) and higher pensions costs ($7 million)) and higher taxes other than income taxes ($10 million, principally property taxes and local revenue taxes), offset by higher net revenue ($24 million).

Steam

CECONY’s results of steam operations for the six months ended June 30, 2014 compared with the 2013 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2014	June 30, 2013	Variation
Operating revenues	$439	$450	$(11)
Purchased power	32	24	8
Fuel	77	111	(34)
Net revenues	330	315	15
Operations and maintenance	97	113	(16)
Depreciation and amortization	39	33	6
Taxes, other than income taxes	56	54	2
Steam operating income	$138	$115	$23

CECONY’s steam sales and deliveries for the six months ended June 30, 2014 compared with the 2013 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2014	June 30, 2013	Variation	Percent Variation	June 30, 2014	June 30, 2013	Variation	Percent Variation
General	456	384	72	18.9%	$22	$21	$1	4.8%
Apartment house	4,111	3,727	384	10.3	119	126	(7)	(5.6)
Annual power	9,772	8,546	1,226	14.3	319	326	(7)	(2.1)
Other operating revenues	—	—	—	—	(21)	(23)	2	(8.7)
Total	14,339	12,657	1,682	13.3%	$439	$450	$(11)	(2.4)%

CECONY’s steam operating revenues decreased $11 million in the six months ended June 30, 2014 compared with the 2013 period due primarily to lower fuel costs ($34 million) and lower revenues from the steam rate plans ($6 million), offset by the weather impact on revenues ($22 million) and higher purchased power costs ($8 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes increased 13.3 percent in the six months ended June 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries increased 4.8 percent in the six months ended June 30, 2014, reflecting lower average normalized use per customer.

CECONY’s steam fuel costs decreased $34 million in the six months ended June 30, 2014 compared with the 2013 period due to lower unit costs ($41 million), offset by higher sendout volumes ($7 million). Steam purchased power costs increased $8 million in the six months ended June 30, 2014 compared with the 2013 period due to an increase in unit costs ($5 million) and sendout volumes ($3 million).

Steam operating income increased $23 million in the six months ended June 30, 2014 compared with the 2013 period. The increase reflects primarily higher net revenues ($15 million) and lower operations and maintenance expense ($16 million, due primarily to lower pension expense ($14 million)), offset by higher depreciation and amortization ($6 million) and higher taxes other than income taxes ($2 million, principally property taxes).

Income Tax Expense

Income taxes increased $53 million in the six months ended June 30, 2014 compared with the 2013 period due primarily to higher income before income tax expense.

O&R

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(Millions of Dollars)	Electric	Gas	2014 Total	Electric	Gas	2013 Total	2014-2013 Variation
Operating revenues	$320	$128	$448	$291	$117	$408	$40
Purchased power	120	—	120	101	—	101	19
Gas purchased for resale	—	55	55	—	40	40	15
Net revenues	200	73	273	190	77	267	6
Operations and maintenance	120	34	154	113	33	146	8
Depreciation and amortization	21	8	29	20	8	28	1
Taxes, other than income taxes	22	9	31	23	9	32	(1)
Operating income	$37	$22	$59	$34	$27	$61	$(2)

Electric

O&R’s results of electric operations for the six months ended June 30, 2014 compared with the 2013 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2014	June 30, 2013	Variation
Operating revenues	$320	$291	$29
Purchased power	120	101	19
Net revenues	200	190	10
Operations and maintenance	120	113	7
Depreciation and amortization	21	20	1
Taxes, other than income taxes	22	23	(1)
Electric operating income	$37	$34	$3

O&R’s electric sales and deliveries for the six months ended June 30, 2014 compared with the 2013 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2014	June 30, 2013	Variation	Percent Variation	June 30, 2014	June 30, 2013	Variation	Percent Variation
Residential/Religious(a)	704	727	(23)	(3.2)%	$139	$130	$9	6.9%
Commercial/Industrial	409	427	(18)	(4.2)	70	62	8	12.9
Retail access customers	1,579	1,506	73	4.8	92	87	5	5.7
Public authorities	49	51	(2)	(3.9)	7	5	2	40.0
Other operating revenues	—	—	—	—	12	7	5	71.4
Total	2,741	2,711	30	1.1%	$320	$291	$29	10.0%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $29 million in the six months ended June 30, 2014 compared with the 2013 period due primarily to higher purchased power costs ($19 million) and higher revenues from the New York electric rate plan ($6 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area increased 1.1 percent in the six months ended June 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in O&R’s service area decreased 0.2 percent in the six months ended June 30, 2014 compared with the 2013 period.

Electric operating income increased $3 million in the six months ended June 30, 2014 compared with the 2013 period. The increase reflects primarily higher net revenues ($10 million) and lower taxes other than income taxes ($1 million), offset by higher operations and maintenance expense ($7 million, reflecting primarily certain regulatory credits in the 2013 period ($3 million) and higher pension expense ($2 million)), higher depreciation and amortization ($1 million).

Gas

O&R’s results of gas operations for the six months ended June 30, 2014 compared with the 2013 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2014	June 30, 2013	Variation
Operating revenues	$128	$117	$11
Gas purchased for resale	55	40	15
Net revenues	73	77	(4)
Operations and maintenance	34	33	1
Depreciation and amortization	8	8	—
Taxes, other than income taxes	9	9	—
Gas operating income	$22	$27	$(5)

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2014 compared with the 2013 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2014	June 30, 2013	Variation	Percent Variation	June 30, 2014	June 30, 2013	Variation	Percent Variation
Residential	5,012	4,404	608	13.8%	$65	$57	$8	14.0%
General	1,113	951	162	17.0	13	11	2	18.2
Firm transportation	7,938	7,122	816	11.5	46	46	—	—
Total firm sales and transportation	14,063	12,477	1,586	12.7	124	114	10	8.8
Interruptible sales	2,347	2,153	194	9.0	1	2	(1)	(50.0)
Generation plants	3,664	366	3,298	Large	—	—	—	—
Other	588	535	53	9.9	—	—	—	—
Other gas revenues	—	—	—	—	3	1	2	Large
Total	20,662	15,531	5,131	33.0%	$128	$117	$11	9.4%

O&R’s gas operating revenues increased $11 million in the six months ended June 30, 2014 compared with the 2013 period due primarily to an increase in gas purchased for resale costs in 2014 ($15 million), offset by the gas rate plan.

Sales and transportation volumes for firm customers increased 12.7 percent in the six months ended June 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, total firm sales and transportation volumes increased 2.1 percent in the six months ended June 30, 2014 compared with the 2013 period.

Gas operating income decreased $5 million in the six months ended June 30, 2014 compared with the 2013 period. The decrease reflects primarily lower net revenues ($4 million) and higher operations and maintenance expense ($1 million).

Income Taxes

Income taxes increased $11 million in the six months ended June 30, 2014 compared with the 2013 period due primarily to higher income before income tax expense and changes in estimates of accumulated deferred income taxes in the 2013 period.

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the six months ended June 30, 2014 compared with the 2013 period reflect the following:

	Six Months Ended
(Millions of Dollars)	June 30, 2014	June 30, 2013	Variation
Operating revenues	$612	$469	$143
Purchased power	491	450	41
Gas purchased for resale	46	11	35
Net revenues	75	8	67
Operations and maintenance	50	45	5
Depreciation and amortization	11	10	1
Taxes, other than income taxes	9	9	—
Gain on sale of solar energy projects	(45)	—	(45)
Operating income	$50	$(56)	$106

The competitive energy businesses’ operating revenues increased $143 million in the six months ended June 30, 2014 compared with the 2013 period, due primarily to the impact of the LILO transactions ($70 million, see Note I to the Second Quarter Financial Statements) and higher electric retail and wholesale revenues. Electric retail revenues increased $41 million, due to higher unit prices ($57 million), offset by lower sales volume ($16 million). Wholesale, energy services and solar revenues increased $24 million, $4 million and $1 million, respectively, in the six months ended June 30, 2014 as compared with the 2013 period. Other revenues increased $3 million in the six months ended June 30, 2014 as compared with the 2013 period.

Purchased power costs increased $41 million in the six months ended June 30, 2014 compared with the 2013 period, due primarily to higher unit prices ($79 million) and changes in mark-to-market values ($1 million), offset by lower volumes ($39 million). Gas purchased for resale increased $35 million in the six months ended June 30, 2014 compared with the 2013 period, due primarily to higher volumes.

Operating income increased $106 million in 2014 compared with 2013 due primarily to the impact of the LILO transactions ($70 million), the gain on sale of solar energy projects ($45 million), offset by higher operations and maintenance expenses ($5 million) and lower gross margins ($4 million).

Other Income (Deductions)

Other income (deductions) increased $9 million in the six months ended June 30, 2014 compared with the 2013 period, primarily reflecting higher income from Con Edison Development’s solar investments accounted for under the equity method.

Net Interest Expense

Net interest expense decreased $139 million in the six months ended June 30, 2014 compared with the 2013 period, due primarily to the impact of the LILO transactions. See Note I to the Second Quarter Financial Statements.

Income Taxes

Income taxes increased $117 million in the six months ended June 30, 2014 compared with the 2013 period, due primarily to higher income before income tax expense.

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

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	186,735	$54.81	—	—
May 1, 2014 to May 31, 2014	63,054	55.41	—	—
June 1, 2014 to June 30, 2014	49,927	55.18	—	—
Total	299,716	$55.00	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Item 6: Exhibits

CON EDISON

Exhibit 10.1	Consolidated Edison, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 10 to Con Edison’s Current Report on Form 8-K, dated May 19, 2014 – File No. 1-14514).

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2014 and 2013, and the 12-month period ended December 31, 2013.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 3.2	By-laws of CECONY, effective July 17, 2014.

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2014 and 2013, and the 12-month period ended December 31, 2013.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

CONSOLIDATED EDISON, INC.
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

DATE: August 7, 2014	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

