Form 10-Q
period 2014-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2014-11-06
CIK 1047862, 23632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 31, 2014, Con Edison had outstanding 292,887,896 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSAG	New York State Attorney General
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
VIE	Variable Interest Entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
dths	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
DSPP	Distributed system platform provider
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2013
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV proceeding	NYSPSC proceeding in regard to reforming the energy vision
S&P	Standard & Poor’s Financial Services LLC
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30 of the current year
Third Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended September 30 of the current year
VaR	Value-at-Risk

3

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various risks, including:

•	the failure to operate energy facilities safely and reliably could adversely affect the Companies;

•	the failure to properly complete construction projects could adversely affect the Companies;

•	the failure of processes and systems and the performance of employees and contractors could adversely affect the Companies;

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	a cyber attack could adversely affect the Companies; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,786	$2,822	$7,158	$6,799
Gas	237	225	1,514	1,333
Steam	46	72	485	522
Non-utility	321	365	934	833
TOTAL OPERATING REVENUES	3,390	3,484	10,091	9,487
OPERATING EXPENSES
Purchased power	875	946	2,621	2,421
Fuel	41	56	231	261
Gas purchased for resale	76	74	627	443
Other operations and maintenance	857	795	2,483	2,400
Depreciation and amortization	270	258	796	764
Taxes, other than income taxes	452	500	1,419	1,431
TOTAL OPERATING EXPENSES	2,571	2,629	8,177	7,720
Gain on sale of solar energy projects	—	—	45	—
OPERATING INCOME	819	855	1,959	1,767
OTHER INCOME (DEDUCTIONS)
Investment and other income	28	8	53	19
Allowance for equity funds used during construction	1	1	4	2
Other deductions	(3)	(4)	(12)	(12)
TOTAL OTHER INCOME	26	5	45	9
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	845	860	2,004	1,776
INTEREST EXPENSE
Interest on long-term debt	145	145	438	433
Other interest	5	2	(1)	143
Allowance for borrowed funds used during construction	—	(1)	(2)	(1)
NET INTEREST EXPENSE	150	146	435	575
INCOME BEFORE INCOME TAX EXPENSE	695	714	1,569	1,201
INCOME TAX EXPENSE	259	250	559	373
NET INCOME FOR COMMON STOCK	$ 436	$ 464	$1,010	$ 828
Net income for common stock per common share—basic	$ 1.49	$ 1.58	$ 3.45	$ 2.83
Net income for common stock per common share—diluted	$ 1.48	$ 1.58	$ 3.44	$ 2.81
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.630	$0.615	$1.890	$1.845
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	292.9	292.9	292.9	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	294.0	294.3	294.0	294.3

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions of Dollars)
NET INCOME	$436	$464	$1,010	$828
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	2	6	7
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	2	6	7
COMPREHENSIVE INCOME FOR COMMON STOCK	$437	$466	$1,016	$835

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$1,010	$828
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	796	764
Deferred income taxes	424	116
Rate case amortization and accruals	77	1
Common equity component of allowance for funds used during construction	(4)	(2)
Net derivative gains	(14)	(6)
Pre-tax gains on termination of LILO transactions	—	(95)
Pre-tax gain on sale of solar energy projects	(45)	—
Other non-cash items (net)	10	46
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(35)	(51)
Special deposits	312	(305)
Materials and supplies, including fuel oil and gas in storage	19	(38)
Other receivables and other current assets	(7)	(8)
Prepayments	(508)	(362)
Accounts payable	54	(193)
Pensions and retiree benefits obligations (net)	612	665
Pensions and retiree benefits contributions	(584)	(887)
Accrued taxes	(428)	217
Accrued interest	(81)	171
Superfund and environmental remediation costs (net)	24	(6)
Deferred charges, noncurrent assets and other regulatory assets	(97)	(6)
Deferred credits and other regulatory liabilities	234	291
Other assets	(3)	51
Other liabilities	(15)	47
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,751	1,238
INVESTING ACTIVITIES
Utility construction expenditures	(1,663)	(1,701)
Cost of removal less salvage	(168)	(144)
Non-utility construction expenditures	(152)	(149)
Investments in solar energy projects	(172)	(174)
Proceeds from grants related to solar energy projects	36	88
Proceeds from sale of solar energy projects	108	—
Restricted cash	15	(15)
Proceeds from the termination of LILO transactions	—	200
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,996)	(1,895)
FINANCING ACTIVITIES
Net issuance of short-term debt	(26)	681
Issuance of long-term debt	850	919
Retirement of long-term debt	(478)	(707)
Debt issuance costs	(9)	(12)
Common stock dividends	(553)	(540)
Issuance of common shares for stock plans, net of repurchases	(8)	(4)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(224)	337
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(469)	(320)
BALANCE AT BEGINNING OF PERIOD	674	394
BALANCE AT END OF PERIOD	$205	$74
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$382	$372
Income taxes	$635	$27

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2014	December 31, 2013
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$205	$674
Special deposits	8	327
Accounts receivable – customers, less allowance for uncollectible accounts of $97 and $93 in 2014 and 2013, respectively	1,280	1,251
Other receivables, less allowance for uncollectible accounts of $13 and $10 in 2014 and 2013, respectively	198	240
Accrued unbilled revenue	456	514
Fuel oil, gas in storage, materials and supplies, at average cost	343	363
Prepayments	644	136
Regulatory assets	14	29
Deferred tax assets – current	33	122
Other current assets	338	235
TOTAL CURRENT ASSETS	3,519	3,891
INVESTMENTS	740	461
UTILITY PLANT, AT ORIGINAL COST
Electric	24,776	23,450
Gas	5,945	5,494
Steam	2,233	2,194
General	2,437	2,336
TOTAL	35,391	33,474
Less: Accumulated depreciation	7,482	7,072
Net	27,909	26,402
Construction work in progress	899	1,393
NET UTILITY PLANT	28,808	27,795
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $87 and $90 in 2014 and 2013, respectively	349	605
Construction work in progress	82	36
NET PLANT	29,239	28,436
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $5 and $4 in 2014 and 2013, respectively	3	4
Regulatory assets	6,552	7,201
Other deferred charges and noncurrent assets	185	225
TOTAL OTHER NONCURRENT ASSETS	7,169	7,859
TOTAL ASSETS	$40,667	$40,647

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2014	December 31, 2013
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$210	$485
Notes payable	1,425	1,451
Accounts payable	972	1,017
Customer deposits	338	321
Accrued taxes	48	476
Accrued interest	164	249
Accrued wages	97	92
Fair value of derivative liabilities	7	13
Regulatory liabilities	194	148
Other current liabilities	418	478
TOTAL CURRENT LIABILITIES	3,873	4,730
NONCURRENT LIABILITIES
Obligations under capital leases	1	1
Provision for injuries and damages	188	195
Pensions and retiree benefits	1,106	1,727
Superfund and other environmental costs	734	749
Asset retirement obligations	150	143
Fair value of derivative liabilities	3	5
Deferred income taxes and investment tax credits	8,817	8,466
Regulatory liabilities	1,901	1,728
Other deferred credits and noncurrent liabilities	193	169
TOTAL NONCURRENT LIABILITIES	13,093	13,183
LONG-TERM DEBT	10,985	10,489
EQUITY
Common shareholders’ equity	12,707	12,245
Noncontrolling interest	9	—
TOTAL EQUITY (See Statement of Equity)	12,716	12,245
TOTAL LIABILITIES AND EQUITY	$40,667	$40,647

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
(Millions of Dollars/Except Share Data)	Shares	Amount			Shares	Amount				Total
BALANCE AS OF DECEMBER 31, 2012	292,871,896	$32	$4,991	$7,997	23,210,700	$(1,037)	$(61)	$(53)		$11,869
Net income for common stock				192						192
Common stock dividends				(180)						(180)
Issuance of common shares for stock plans, net of repurchases	95,468		(2)		(95,468)	7				5
Other comprehensive income								3		3
BALANCE AS OF MARCH 31, 2013	292,967,364	$32	$4,989	$8,009	23,115,232	$(1,030)	$(61)	$(50)	$—	$11,889
Net income for common stock				172						172
Common stock dividends				(180)						(180)
Issuance of common shares for stock plans, net of repurchases	(4,078)		1		4,078	(1)				—
Other comprehensive income								2		2
BALANCE AS OF JUNE 30, 2013	292,963,286	$32	$4,990	$8,001	23,119,310	$(1,031)	$(61)	$(48)	$—	$11,883
Net income for common stock				464						464
Common stock dividends				(180)						(180)
Issuance of common shares for stock plans, net of repurchases	(34,931)		—		34,931	(3)				(3)
Other comprehensive income								2		2
BALANCE AS OF SEPTEMBER 30, 2013	292,928,355	$32	$4,990	$8,285	23,154,241	$(1,034)	$(61)	$(46)	$—	$12,166
BALANCE AS OF DECEMBER 31, 2013	292,872,396	$32	$4,995	$8,338	23,210,200	$(1,034)	$(61)	$(25)		$12,245
Net income for common stock				361						361
Common stock dividends				(184)						(184)
Issuance of common shares for stock plans, net of repurchases	51,656		(2)		(51,656)	2				—
Other comprehensive income								4		4
BALANCE AS OF MARCH 31, 2014	292,924,052	$32	$4,993	$8,515	23,158,544	$(1,032)	$(61)	$(21)	$—	$12,426
Net income for common stock				212						212
Common stock dividends				(184)						(184)
Issuance of common shares for stock plans, net of repurchases	(45,658)		—		45,658	—				—
Other comprehensive income								1		1
BALANCE AS OF JUNE 30, 2014	292,878,394	$32	$4,993	$8,543	23,204,202	$(1,032)	$(61)	$(20)	$—	$12,455
Net income for common stock				436						436
Common stock dividends				(185)						(185)
Issuance of common shares for stock plans, net of repurchases	(6,426)		—		6,426	—				—
Other comprehensive income								1		1
Noncontrolling interest									9	9
BALANCE AS OF SEPTEMBER 30, 2014	292,871,968	$32	$4,993	$8,794	23,210,628	$(1,032)	$(61)	$(19)	$9	$12,716

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,582	$2,622	$6,635	$6,309
Gas	210	199	1,359	1,190
Steam	46	72	485	522
TOTAL OPERATING REVENUES	2,838	2,893	8,479	8,021
OPERATING EXPENSES
Purchased power	573	624	1,707	1,548
Fuel	42	56	231	261
Gas purchased for resale	36	58	487	376
Other operations and maintenance	748	686	2,172	2,102
Depreciation and amortization	250	237	737	705
Taxes, other than income taxes	433	480	1,359	1,370
TOTAL OPERATING EXPENSES	2,082	2,141	6,693	6,362
OPERATING INCOME	756	752	1,786	1,659
OTHER INCOME (DEDUCTIONS)
Investment and other income	12	1	20	7
Allowance for equity funds used during construction	1	1	3	1
Other deductions	(3)	(3)	(10)	(10)
TOTAL OTHER INCOME (DEDUCTIONS)	10	(1)	13	(2)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	766	751	1,799	1,657
INTEREST EXPENSE
Interest on long-term debt	130	127	388	384
Other interest	4	1	11	12
Allowance for borrowed funds used during construction	—	—	(1)	(1)
NET INTEREST EXPENSE	134	128	398	395
INCOME BEFORE INCOME TAX EXPENSE	632	623	1,401	1,262
INCOME TAX EXPENSE	233	222	496	431
NET INCOME FOR COMMON STOCK	$399	$401	$905	$831

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions of Dollars)
NET INCOME	$399	$401	$905	$831
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	1	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—	1	—
COMPREHENSIVE INCOME	$399	$401	$906	$831

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$905	$831
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	737	705
Deferred income taxes	267	364
Rate case amortization and accruals	77	1
Common equity component of allowance for funds used during construction	(3)	(1)
Other non-cash items (net)	(11)	(72)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(11)	(39)
Materials and supplies, including fuel oil and gas in storage	26	(26)
Other receivables and other current assets	(264)	(27)
Prepayments	(353)	(347)
Accounts payable	(47)	(180)
Pensions and retiree benefits obligations (net)	580	616
Pensions and retiree benefits contributions	(544)	(830)
Superfund and environmental remediation costs (net)	27	(6)
Accrued taxes	(188)	(92)
Accrued interest	1	43
Deferred charges, noncurrent assets and other regulatory assets	(100)	63
Deferred credits and other regulatory liabilities	218	302
Other liabilities	(11)	64
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,306	1,369
INVESTING ACTIVITIES
Utility construction expenditures	(1,554)	(1,614)
Cost of removal less salvage	(163)	(139)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,717)	(1,753)
FINANCING ACTIVITIES
Net Issuance of short-term debt	(9)	621
Issuance of long-term debt	850	700
Retirement of long-term debt	(475)	(700)
Debt issuance costs	(9)	(7)
Dividend to parent	(534)	(545)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(177)	69
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(588)	(315)
BALANCE AT BEGINNING OF PERIOD	633	353
BALANCE AT END OF PERIOD	$45	$38
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$349	$336
Income taxes	$749	$117

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2014	December 31, 2013
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$45	$633
Special deposits	2	86
Accounts receivable – customers, less allowance for uncollectible accounts of $90 and $87 in 2014 and 2013, respectively	1,134	1,123
Other receivables, less allowance for uncollectible accounts of $10 and $8 in 2014 and 2013, respectively	120	127
Accrued unbilled revenue	364	405
Accounts receivable from affiliated companies	352	119
Fuel oil, gas in storage, materials and supplies, at average cost	274	300
Prepayments	455	102
Regulatory assets	12	26
Deferred tax assets – current	14	100
Other current assets	198	55
TOTAL CURRENT ASSETS	2,970	3,076
INVESTMENTS	272	247
UTILITY PLANT AT ORIGINAL COST
Electric	23,309	22,073
Gas	5,323	4,891
Steam	2,233	2,194
General	2,247	2,154
TOTAL	33,112	31,312
Less: Accumulated depreciation	6,846	6,469
Net	26,266	24,843
Construction work in progress	832	1,303
NET UTILITY PLANT	27,098	26,146
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2014 and 2013	5	4
NET PLANT	27,103	26,150
OTHER NONCURRENT ASSETS
Regulatory assets	6,011	6,639
Other deferred charges and noncurrent assets	132	146
TOTAL OTHER NONCURRENT ASSETS	6,143	6,785
TOTAL ASSETS	$36,488	$36,258

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2014	December 31, 2013
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$—	$475
Notes payable	1,201	1,210
Accounts payable	737	824
Accounts payable to affiliated companies	26	45
Customer deposits	324	308
Accrued taxes	39	46
Accrued taxes to affiliated companies	232	413
Accrued interest	140	139
Accrued wages	92	82
Fair value of derivative liabilities	2	12
Regulatory liabilities	149	107
Other current liabilities	346	385
TOTAL CURRENT LIABILITIES	3,288	4,046
NONCURRENT LIABILITIES
Obligations under capital leases	1	1
Provision for injuries and damages	178	180
Pensions and retiree benefits	877	1,453
Superfund and other environmental costs	636	644
Asset retirement obligations	147	143
Fair value of derivative liabilities	2	3
Deferred income taxes and investment tax credits	8,041	7,832
Regulatory liabilities	1,738	1,598
Other deferred credits and noncurrent liabilities	145	145
TOTAL NONCURRENT LIABILITIES	11,765	11,999
LONG-TERM DEBT	10,216	9,366
COMMON SHAREHOLDER’S EQUITY (See Statement of Equity)	11,219	10,847
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$36,488	$36,258

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2012	235,488,094	$589	$4,234	$6,761	$(962)	$(61)	$(9)	$10,552
Net income				277				277
Common stock dividend to parent				(182)				(182)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2013	235,488,094	$589	$4,234	$6,856	$(962)	$(61)	$(9)	$10,647
Net income				153				153
Common stock dividend to parent				(182)				(182)
Other comprehensive income							—	—
BALANCE AS OF JUNE 30, 2013	235,488,094	$589	$4,234	$6,827	$(962)	$(61)	$(9)	$10,618
Net income				401				401
Common stock dividend to parent				(181)				(181)
Other comprehensive income							—	—
BALANCE AS OF SEPTEMBER 30, 2013	235,488,094	$589	$4,234	$7,047	$(962)	$(61)	$(9)	$10,838
BALANCE AS OF DECEMBER 31, 2013	235,488,094	$589	$4,234	$7,053	$(962)	$(61)	$(6)	$10,847
Net income				334				334
Common stock dividend to parent				(178)				(178)
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2014	235,488,094	$589	$4,234	$7,209	$(962)	$(61)	$(5)	$11,004
Net income				172				172
Common stock dividend to parent				(178)				(178)
Other comprehensive income							—	—
BALANCE AS OF JUNE 30, 2014	235,488,094	$589	$4,234	$7,203	$(962)	$(61)	$(5)	$10,998
Net income				399				399
Common stock dividend to parent				(178)				(178)
Other comprehensive income							—	—
BALANCE AS OF SEPTEMBER 30, 2014	235,488,094	$589	$4,234	$7,424	$(962)	$(61)	$(5)	$11,219

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2013 and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Note A — Summary of Significant Accounting Policies

Earnings Per Common Share

For the three and nine months ended September 30, 2014 and 2013, basic and diluted earnings per share (EPS) for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2014	2013	2014	2013
Net income for common stock	$436	$464	$1,010	$828
Weighted average common shares outstanding – basic	292.9	292.9	292.9	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.1	1.4	1.1	1.4
Adjusted weighted average common shares outstanding – diluted	294.0	294.3	294.0	294.3
Net Income for common stock per common share – basic	$1.49	$1.58	$3.45	$2.83
Net Income for common stock per common share – diluted	$1.48	$1.58	$3.44	$2.81

The computation of diluted EPS for the three and nine months ended September 30, 2014 and 2013 excludes immaterial amounts of performance share awards which were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income by Component

For the three and nine months ended September 30, 2014 and 2013, changes to accumulated other comprehensive income (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Beginning balance, accumulated OCI, net of taxes	$(20)	$(48)	$(5)	$(9)
OCI before reclassifications, net of tax of $- and $- for both Con Edison and CECONY	—	—	—	—
Amounts reclassified from accumulated OCI related to pension and other postretirement benefit plan liabilities, net of tax of $1 and $1 for Con Edison and $- and $- for CECONY, respectively (a)(b)	1	2	—	—
Current period total OCI, net of taxes	$1	$2	$—	$—
Ending balance, accumulated OCI, net of taxes (b)	$(19)	$(46)	$(5)	$(9)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Beginning balance, accumulated OCI, net of taxes	$(25)	$(53)	$(6)	$(9)
OCI before reclassifications, net of tax of $1 and $1 for Con Edison and $- and $- for CECONY, respectively	2	1	—	—
Amounts reclassified from accumulated OCI related to pension and other postretirement benefit plan liabilities, net of tax of $3 and $3 for Con Edison and $- and $- for CECONY, respectively (a)(b)	4	6	1	—
Current period total OCI, net of taxes	$6	$7	$1	$—
Ending balance, accumulated OCI, net of taxes (b)	$(19)	$(46)	$(5)	$(9)

(a)	For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of net periodic pension and other postretirement benefit cost. See Notes E and F.
(b)	Tax reclassified from accumulated OCI is reported in income tax expense.

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

In September 2014, the Pennsylvania Public Utility Commission (PAPUC) approved an electric rate increase, effective September 15, 2014, of $1.25 million for O&R’s Pennsylvania regulated utility subsidiary, Pike County Light & Power Company (Pike). In August 2014, the PAPUC approved a gas rate increase, effective September 1, 2014, of $100,000 for Pike.

Other Regulatory Matters

In February 2009, the New York State Public Service Commission (NYSPSC) commenced a proceeding to examine the prudence of certain CECONY expenditures following the arrests of employees for accepting illegal payments from a construction contractor. Subsequently, additional employees were arrested for accepting illegal payments from materials suppliers and an engineering firm. The arrested employees were terminated by the company and have pled guilty or been convicted. Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. The amount of electric revenues collected subject to refund, which was established in a different proceeding, and the amount of gas and steam revenues collected subject to refund were not established as indicative of the company’s potential liability in this proceeding. At September 30, 2014, the company had collected an estimated $1,603 million from customers subject to potential refund in connection with this proceeding. In January 2013, a NYSPSC consultant reported its estimate, with which the company does not agree, of $208 million of overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009. The company is disputing the consultant’s estimate, including its determinations as to overcharges regarding specific construction expenditures it selected to review and its methodology of extrapolating such determinations over a substantial portion of the construction expenditures during this period. The NYSPSC’s consultant has not reviewed the company’s other expenditures. The company and NYSPSC staff are exploring a settlement in this proceeding. In May 2014, the NYSPSC’s Chief Administrative Law Judge appointed a settlement judge to assist the parties. There is no assurance that there will be a settlement, and any settlement would be subject to NYSPSC approval. At September 30, 2014, the company had a $36 million regulatory liability relating to this matter. Included in the regulatory liability was $16 million the company recovered from vendors, arrested employees and insurers relating to this matter. Pursuant to the current rate plans, the company is applying $15 million of these recovered amounts for the benefit of customers to offset a like amount of regulatory assets. The company currently estimates that any additional amount the NYSPSC requires the company to refund to customers could range in amount from $25 million up to an amount based on the NYSPSC consultant’s $208 million estimate of overcharges.

In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million customers. Superstorm Sandy also damaged CECONY’s steam system and interrupted service to many of its steam customers. As of September 30, 2014, CECONY and O&R incurred response and restoration costs for Superstorm Sandy of $500 million and $91 million, respectively (including capital expenditures of $148 million and $15 million, respectively). Most of the costs that were not capitalized were deferred for recovery as a regulatory asset under the Utilities’ electric rate plans. See “Regulatory Assets and Liabilities” below. CECONY’s current electric rate plan includes collection from customers of deferred storm costs (including for Superstorm Sandy), subject to refund following NYSPSC review of the costs. O&R expects to request recovery of deferred storm costs for its New York electric operations, which are also subject to NYSPSC review, when it next files with the NYSPSC for a new electric rate plan. RECO’s current electric rate plan includes collection from customers of deferred storm costs. See “Rate Plans” above.

In June 2014, the NYSPSC initiated a proceeding to investigate the practices of qualifying persons to perform plastic fusions on gas facilities. New York State regulations require gas utilities to qualify and, except in certain circumstances, annually requalify workers that perform fusion to join plastic pipe. The NYSPSC directed the New York gas utilities to provide information in this proceeding about their compliance with the qualification and requalification requirements and related matters; their procedures for compliance with all gas safety regulations; and their annual chief executive officer certifications regarding these and other procedures. CECONY’s qualification and requalification procedures had not included certain required testing to evaluate specimen fuses. In addition, CECONY and O&R had not timely requalified certain workers that had been qualified under their respective procedures to perform fusion to join plastic pipe. CECONY and O&R have requalified their workers who perform fusion to join plastic pipe. In October 2014, CECONY and O&R submitted for NYSPSC staff review their plans for testing fusion to join plastic pipe that was performed on their gas delivery systems, additional leakage surveying and reporting.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at September 30, 2014 and December 31, 2013 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Regulatory assets
Unrecognized pension and other postretirement costs	$2,284	$2,730	$2,185	$2,610
Future income tax	2,191	2,145	2,078	2,030
Environmental remediation costs	899	938	795	830
Deferred storm costs	348	441	252	334
Revenue taxes	218	207	207	196
Surcharge for New York State assessment	144	78	134	74
Pension and other postretirement benefits deferrals	83	237	57	211
Net electric deferrals	68	83	68	83
Unamortized loss on reacquired debt	59	65	57	62
Property tax reconciliation	32	22	—	—
O&R transition bond charges	28	33	—	—
Preferred stock redemption	27	28	27	28
Workers’ compensation	10	12	10	12
Deferred derivative losses – noncurrent	5	8	5	7
Other	156	174	136	162
Regulatory assets – noncurrent	6,552	7,201	6,011	6,639
Deferred derivative losses – current	13	25	12	22
Recoverable energy costs – current	1	4	—	4
Regulatory assets – current	14	29	12	26
Total Regulatory Assets	$6,566	$7,230	$6,023	$6,665
Regulatory liabilities
Allowance for cost of removal less salvage	$572	$540	$475	$453
Property tax reconciliation	294	322	294	322
Net unbilled revenue deferrals	120	133	120	133
2014 rate plan base rate revenue deferral	118	—	118	—
Property tax refunds	97	130	97	130
Long-term interest rate reconciliation	85	105	85	105
Carrying charges on repair allowance and bonus depreciation	80	98	64	87
New York State income tax rate change	61	—	57	—
Unrecognized other postretirement benefits costs	50	—	42	—
Pension and other postretirement benefits deferrals	49	50	41	50
World Trade Center settlement proceeds	46	62	46	62
Prudence proceeding	36	40	36	40
Carrying charges on T&D net plant – electric and steam	24	28	22	20
Electric excess earnings	21	22	20	18
Other	248	198	221	178
Regulatory liabilities – noncurrent	1,901	1,728	1,738	1,598
Refundable energy costs – current	118	100	82	66
Deferred derivative gains – current	39	14	31	11
Revenue decoupling mechanism	21	34	20	30
Future income tax	16	—	16	—
Regulatory liabilities – current	194	148	149	107
Total Regulatory Liabilities	$2,095	$1,876	$1,887	$1,705

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

The carrying amounts and fair values of long-term debt are:

(Millions of Dollars)	September 30, 2014		December 31, 2013
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$11,195	$12,696	$10,974	$12,082
CECONY	$10,216	$11,537	$9,841	$10,797

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $12,060 million and $636 million of the fair value of long-term debt at September 30, 2014 are classified as Level 2 and Level 3, respectively. For CECONY, $10,901 million and $636 million of the fair value of long-term debt at September 30, 2014 are classified as Level 2 and Level 3, respectively (see Note M). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing

At September 30, 2014, Con Edison had $1,425 million of commercial paper outstanding of which $1,201 million was outstanding under CECONY’s program. The weighted average interest rate was 0.2 percent for both Con Edison and CECONY. At December 31, 2013, Con Edison had $1,451 million of commercial paper outstanding of which $1,210 million was outstanding under CECONY’s program. The weighted average interest rate was 0.2 percent for both Con Edison and CECONY. At September 30, 2014 and December 31, 2013, no loans were outstanding under the Companies’ credit agreement and $11 million and $26 million (including $11 million in both periods for CECONY) of letters of credit were outstanding, respectively, under the credit agreement.

Note E — Pension Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Service cost – including administrative expenses	$57	$67	$53	$62
Interest cost on projected benefit obligation	143	134	134	126
Expected return on plan assets	(208)	(187)	(198)	(178)
Recognition of net actuarial loss	154	208	146	197
Recognition of prior service costs	1	1	1	1
NET PERIODIC BENEFIT COST	$147	$223	$136	$208
Amortization of regulatory asset	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$148	$224	$137	$209
Cost capitalized	(57)	(86)	(54)	(78)
Reconciliation to rate level	30	(31)	28	(34)
Cost charged to operating expenses	$121	$107	$111	$97

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Service cost – including administrative expenses	$170	$200	$158	$186
Interest cost on projected benefit obligation	429	403	402	377
Expected return on plan assets	(624)	(563)	(592)	(534)
Recognition of net actuarial loss	464	624	439	591
Recognition of prior service costs	3	4	2	3
NET PERIODIC BENEFIT COST	$442	$668	$409	$623
Amortization of regulatory asset	2	2	2	2
TOTAL PERIODIC BENEFIT COST	$444	$670	$411	$625
Cost capitalized	(166)	(256)	(156)	(241)
Reconciliation to rate level	86	(55)	78	(56)
Cost charged to operating expenses	$364	$359	$333	$328

Contributions

The Companies made contributions to the pension plan during 2014 of $564 million (of which $524 million was contributed by CECONY). The Companies’ policy is to fund their accounting cost to the extent tax deductible. During the first nine months of 2014, CECONY also funded $13 million for the non-qualified supplemental plans.

Mortality Table Revision

In October 2014, the Society of Actuaries issued revised mortality tables for use in estimating pension and other postretirement benefit plan obligations, accounting costs and required contribution amounts. The new mortality tables indicate substantial life expectancy improvements since the last tables published in 2000 (RP 2000). These improvements are expected to result in significant increases in future pension and other postretirement benefit plan obligations, accounting costs, and required contribution amounts for many plan sponsors. The Companies are currently evaluating the impact of the revised mortality tables on the December 31, 2014 plan obligations, future accounting costs and expected plan contributions. The Utilities, under their current New York rate plans, defer as a regulatory asset or liability, as the case may be, the differences between the actual level of expenses for pension and other postretirement benefits and amounts for those expenses reflected in rates.

Note F — Other Postretirement Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Service cost	$5	$6	$4	$5
Interest cost on accumulated other postretirement benefit obligation	15	13	13	12
Expected return on plan assets	(19)	(19)	(17)	(17)
Recognition of net actuarial loss	14	16	13	14
Recognition of prior service cost	(5)	(7)	(4)	(6)
NET PERIODIC POSTRETIREMENT BENEFIT COST	$10	$9	$9	$8
Cost capitalized	(4)	(3)	(4)	(3)
Reconciliation to rate level	3	14	1	12
Cost charged to operating expenses	$9	$20	$6	$17

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Service cost	$14	$18	$11	$14
Interest cost on accumulated other postretirement benefit obligation	45	40	39	34
Expected return on plan assets	(58)	(58)	(51)	(51)
Recognition of net actuarial loss	43	48	38	43
Recognition of prior service cost	(14)	(20)	(11)	(17)
NET PERIODIC POSTRETIREMENT BENEFIT COST	$30	$28	$26	$23
Cost capitalized	(11)	(10)	(10)	(9)
Reconciliation to rate level	8	43	2	37
Cost charged to operating expenses	$27	$61	$18	$51

Contributions

The Companies made a contribution of $7 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2014.

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

The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2014 and December 31, 2013 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Accrued Liabilities:
Manufactured gas plant sites	$655	$665	$558	$562
Other Superfund Sites	79	84	78	82
Total	$734	$749	$636	$644
Regulatory assets	$899	$938	$795	$830

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Remediation costs incurred	$5	$10	$2	$10
Insurance recoveries received	—	—	—	—

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Remediation costs incurred	$19	$35	$12	$30
Insurance recoveries received*	$5	—	$5	—
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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2013, Con Edison and CECONY estimated that their aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years was $8 million and $7 million, respectively. The estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate plans, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. In the Companies’ estimation, there is not a reasonable possibility that an exposure to loss exists for the asbestos proceedings that is materially in excess of the estimated liability accrued. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2014 and December 31, 2013 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$86	$87	$81	$82
Regulatory assets – workers’ compensation	$10	$12	$10	$12

Note H — Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately 90 suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At September 30, 2014, the company had accrued its estimated liability for the suits of $50 million and an insurance receivable in the same amount.

Manhattan Explosion and Fire

On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Street in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 48 people were injured. Additional buildings were also damaged. The National Transportation Safety Board is investigating. The parties to the investigation include the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC (which is also conducting an investigation). Approximately 20 suits are pending against the company seeking generally unspecified damages for personal injury and property damage. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At September 30, 2014, the company had not accrued a liability for the incident.

Other Contingencies

See “Other Regulatory Matters” in Note B.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $1,418 million and $1,331 million at September 30, 2014 and December 31, 2013, respectively.

A summary, by type and term, of Con Edison’s total guarantees at September 30, 2014 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Energy transactions	$760	$25	$96	$881
Solar energy projects	507	—	—	507
Other	30	—	—	30
Total	$1,297	$25	$96	$1,418

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

Solar Energy Projects — Con Edison and Con Edison Development guarantee payments associated with the investment in solar energy facilities on behalf of their wholly-owned subsidiaries. In addition, Con Edison Development has entered into two guarantees ($78 million maximum and $69 million maximum, respectively) on behalf of two entities in which it has a 50 percent interest in connection with the construction of solar energy facilities. Con Edison Development also provided $3 million in guarantees to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar energy facilities performed by its subsidiaries.

Other — Other guarantees primarily relate to guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions ($25 million). In addition, Con Edison issued a guarantee to the Public Utility Commission of Texas covering obligations of Con Edison Solutions as a retail electric provider. Con Edison’s estimate of the maximum potential obligation for this guarantee is $5 million as of September 30, 2014.

Note I — Lease In/Lease Out Transactions

As a result of the January 2013 Court of Appeals decision, in March 2013, Con Edison recorded an after-tax charge of $150 million to reflect, as required by the accounting rules for leveraged lease transactions, the recalculation of the accounting effect of its 1997 and 1999 Lease in/Lease Out (LILO) transactions based on the revised after-tax cash flows projected from the inception of the leveraged leases, as well as the interest on the potential tax liability resulting from the disallowance of federal and state income tax losses with respect to the LILO transactions. In the second and third quarters of 2013, the 1999 and the 1997 LILO transactions were terminated, as a result of which the company realized a $29 million gain (after-tax) and a $26 million gain (after-tax), respectively. In the first quarter of 2014, the interest accrued on the liability was reduced by $13 million ($7 million, net of tax).

The effect of the LILO transactions on Con Edison’s consolidated income statement for the three and nine months ended as of September 30, 2014 and 2013 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2014	2013	2014	2013
Increase/(decrease) to non-utility operating revenues	$—	$44	$—	$(27)
(Increase)/decrease to other interest expense	—	—	13	(131)
Income tax benefit/(expense)	—	(18)	(6)	63
Total increase/(decrease) in net income	$—	$26	$7	$(95)

In January 2013, to defray interest charges, the company deposited $447 million with federal and state tax agencies relating primarily to the potential tax liability from the LILO transactions in past tax years and interest thereon. During 2013, $125 million of the deposit was returned from the Internal Revenue Service (IRS) at the company’s request. Also in 2013, the deposit balance was reduced by an additional $48 million, due to a $10 million refund from the IRS and the application of $38 million toward the settlement of tax and interest for certain tax years, primarily relating to tax liability from the LILO transactions. In the first quarter of 2014, Con Edison applied the remainder of the deposit against its federal and state tax liabilities, including interest.

Note J — Income Tax

Con Edison’s income tax expense increased to $259 million for the three months ended September 30, 2014 from $250 million for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 and 2013 was 37 percent and 35 percent, respectively.

The increase in the effective tax rate was primarily attributable to the reduction in liabilities for uncertain tax positions recorded in the third quarter of 2013 (see “Uncertain Tax Positions” below) and lower favorable tax adjustments related to flow-through federal income tax benefits associated with plant and renewable energy credits recorded in conjunction with filing Con Edison’s consolidated federal tax return in September of 2014.

Con Edison’s income tax expense increased to $559 million for the nine months ended September 30, 2014 from $373 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 36 percent and 31 percent, respectively. The increase in the effective tax rate was primarily attributable to the tax items discussed above and the IRS acceptance in the first quarter of 2013 of the Company’s claim for a manufacturing tax deduction, which reduced the 2013 income tax expense by $15 million. Additionally, the effective tax rate is impacted by consistent flow-through items relative to lower consolidated income before income tax expense for Con Edison for the nine months ended September 30, 2013, compared to the same period in 2014.

CECONY’s income tax expense increased to $233 million for the three months ended September 30, 2014 from $222 million for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 and 2013 was 37 percent and 36 percent, respectively. CECONY’s income tax expense increased to $496 million for the nine months ended September 30, 2014 from $431 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 35 percent and 34 percent, respectively. The increases in the effective tax rate for the three and nine months ended September 30, 2014, was primarily attributable to lower favorable tax adjustments related to flow-through federal income tax benefits associated with plant recorded in conjunction with filing CECONY’s federal tax return in September of 2014.

In March 2014, tax legislation was enacted in the State of New York that reduces the corporate franchise tax rate from 7.1 percent to 6.5 percent, beginning January 1, 2016. The application of this legislation decreased Con Edison’s accumulated deferred tax liabilities by $72 million ($67 million for CECONY), decreased Con Edison’s regulatory asset for future income tax by $11 million ($10 million for CECONY) and increased Con Edison’s regulatory liability by $61 million ($57 million for CECONY). The impact of this tax legislation on Con Edison’s effective tax rate was not material, and there was no impact on CECONY’s effective tax rate for the nine months ended September 30, 2014.

Uncertain Tax Positions

In the third quarter of 2013, the IRS completed its audits for the tax years 1998 through 2011 and the Companies recognized approximately $13 million of income tax benefits ($7 million for CECONY), including $6 million that favorably affected Con Edison’s effective tax rate for the three and nine months ended September 30, 2013.

In 2014 following the conclusion of its IRS audit, Con Edison filed amended state tax returns for tax years 1998 through 2011. As a result of positions taken on the amended state tax returns, Con Edison increased its estimated liabilities for uncertain tax positions by $25 million. The amended returns contain uncertain tax positions unique to the states, and the returns remain open for examination. At September 30, 2014, the estimated liability for uncertain tax positions for Con Edison was $34 million ($2 million for CECONY) and was reflected as a noncurrent liability on its consolidated balance sheet.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the nine months ended September 30, 2014, Con Edison recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in its consolidated income statements. At September 30, 2014 and December 31, 2013, Con Edison recognized an immaterial amount of accrued interest on its consolidated balance sheets.

As of September 30, 2014, Con Edison reasonably expects to resolve approximately $25 million ($16 million, net of federal taxes) of its uncertainties related to certain tax matters within the next twelve months, of which the entire amount, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $2 million ($1 million, net of federal taxes), of which the entire amount, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $34 million ($22 million, net of federal taxes).

Note K — Financial Information by Business Segment

The financial data for the business segments are as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2014	2013	2014	2013	2014	2013	2014	2013
CECONY
Electric	$2,582	$2,622	$4	$4	$198	$188	$811	$811
Gas	210	199	1	1	33	33	(14)	(24)
Steam	46	72	21	22	19	16	(41)	(35)
Consolidation adjustments	—	—	(26)	(27)	—	—	—	—
Total CECONY	$2,838	$2,893	$—	$—	$250	$237	$756	$752
O&R
Electric	$205	$200	$—	$—	$12	$10	$51	$46
Gas	27	26	—	—	4	4	(8)	(7)
Total O&R	$232	$226	$—	$—	$16	$14	$43	$39
Competitive energy businesses	$321	$365	$(3)	$—	$3	$6	$20	$63
Other*	(1)	—	3	—	1	1	—	1
Total Con Edison	$3,390	$3,484	$—	$—	$270	$258	$819	$855

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2014	2013	2014	2013	2014	2013	2014	2013
CECONY
Electric	$6,635	$6,309	$12	$12	$581	$559	$1,416	$1,307
Gas	1,359	1,190	4	4	98	97	273	272
Steam	485	522	62	60	58	49	97	80
Consolidation adjustments	—	—	(78)	(76)	—	—	—	—
Total CECONY	$8,479	$8,021	$—	$—	$737	$705	$1,786	$1,659
O&R
Electric	$525	$492	$—	$—	$33	$31	$87	$81
Gas	155	143	—	—	12	11	15	20
Total O&R	$680	$635	$—	$—	$45	$42	$102	$101
Competitive energy businesses	$934	$834	$(2)	$4	$14	$16	$70	$7
Other*	(2)	(3)	2	(4)	—	1	1	—
Total Con Edison	$10,091	$9,487	$—	$—	$796	$764	$1,959	$1,767

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

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

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities at September 30, 2014 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$240	$(138)	$102	(a)	$—	$—	$102	(a)
Derivative liabilities	(124)	114	(10)		—	—	(10)
Net derivative assets/(liabilities)	$116	$(24)	$92	(a)	$—	$—	$92	(a)
CECONY
Derivative assets	$103	$(63)	$40	(a)	$—	$—	$40	(a)
Derivative liabilities	(69)	65	(4)		—	—	(4)
Net derivative assets/(liabilities)	$34	$2	$36	(a)	$—	$—	$36	(a)

(a)	At September 30, 2014, Con Edison and CECONY had margin deposits of $8 million classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities at December 31, 2013 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$166	$(101)	$65	(a)	$—	$—	$65	(a)
Derivative liabilities	(113)	98	(15)		—	—	(15)
Net derivative assets/(liabilities)	$53	$(3)	$50	(a)	$—	$—	$50	(a)
CECONY
Derivative assets	$41	$(32)	$9	(a)	$—	$—	$9	(a)
Derivative liabilities	(51)	37	(14)		—	—	(14)
Net derivative assets/(liabilities)	$(10)	$5	$(5	)(a)	$—	$—	$(5	)(a)

(a)	At December 31, 2013, Con Edison and CECONY had margin deposits of $17 million and $16 million, respectively, classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

At September 30, 2014, Con Edison and CECONY had $151 million and $28 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $54 million with independent system operators, $63 million with commodity exchange brokers, $31 million with investment-grade counterparties and $3 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $20 million with commodity exchange brokers and $8 million with investment-grade counterparties.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at September 30, 2014 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$192	$75
Noncurrent	Other deferred charges and noncurrent assets	48	28
Total derivative assets		$240	$103
Impact of netting		(130)	(55)
Net derivative assets		$110	$48
Derivative Liabilities
Current	Fair value of derivative liabilities	$82	$40
Noncurrent	Fair value of derivative liabilities	42	29
Total derivative liabilities		$124	$69
Impact of netting		(114)	(65)
Net derivative liabilities		$10	$4

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2013 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$134	$27
Noncurrent	Other deferred charges and noncurrent assets	32	14
Total derivative assets		$166	$41
Impact of netting		(84)	(16)
Net derivative assets		$82	$25
Derivative Liabilities
Current	Fair value of derivative liabilities	$82	$32
Noncurrent	Fair value of derivative liabilities	31	19
Total derivative liabilities		$113	$51
Impact of netting		(98)	(37)
Net derivative liabilities		$15	$14

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2014:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended September 30, 2014
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(6)		$(5)
Noncurrent	Deferred derivative gains	(5)		(5)
Total deferred gains/(losses)		$(11)		$(10)
Current	Deferred derivative losses	$(6)		$(5)
Current	Recoverable energy costs	(33)		(29)
Noncurrent	Deferred derivative losses	3		3
Total deferred gains/(losses)		$(36)		$(31)
Net deferred gains/(losses)		$(47)		$(41)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(28	)(b)	$—
	Gas purchased for resale	(29)		—
	Non-utility revenue	20	(b)	—
Total pre-tax gain/(loss) recognized in income		$(37)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended September 30, 2014, Con Edison recorded in purchased power expense an unrealized pre-tax loss of $1 million.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Nine Months Ended September 30, 2014
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$25		$20
Noncurrent	Deferred derivative gains	1		1
Total deferred gains/(losses)		$26		$21
Current	Deferred derivative losses	$10		$10
Current	Recoverable energy costs	54		41
Noncurrent	Deferred derivative losses	3		2
Total deferred gains/(losses)		$67		$53
Net deferred gains/(losses)		$93		$74
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$134	(b)	$—
	Gas purchased for resale	(75)		—
	Non-utility revenue	10	(b)	—
Total pre-tax gain/(loss) recognized in income		$69		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the nine months ended September 30, 2014, Con Edison recorded in purchased power expense an unrealized pre-tax gain of $14 million.

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2013:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended September 30, 2013
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$—		$—
Noncurrent	Regulatory liabilities	—		—
Total deferred gains/(losses)		$—	$
Current	Deferred derivative losses	$11		$9
Current	Recoverable energy costs	(19)		(17)
Noncurrent	Deferred derivative losses	6		7
Total deferred gains/(losses)		$(2)		$(1)
Net deferred gains/(losses)		$(2)		$(1)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$3 (b)		$—
	Gas purchased for resale	(6)		—
	Non-utility revenue	7		—
Total pre-tax gain/(loss) recognized in income		$4		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended September 30, 2013, Con Edison recorded in purchased power expense an unrealized pre-tax gain of $6 million.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Nine Months Ended September 30, 2013
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$1		$1
Noncurrent	Regulatory liabilities	—		—
Total deferred gains/(losses)		$1		$1
Current	Deferred derivative losses	$24		$19
Current	Recoverable energy costs	(22)		(19)
Noncurrent	Deferred derivative losses	3		7
Total deferred gains/(losses)		$5		$7
Net deferred gains/(losses)		$6		$8
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$32	(b)	$—
	Gas purchased for resale	(17)		—
	Non-utility revenue	8	(b)	—
Total pre-tax gain/(loss) recognized in income		$23		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the nine months ended September 30, 2013, Con Edison recorded in purchased power expense an unrealized pre-tax gain of $22 million.

As of September 30, 2014, Con Edison had 1,335 contracts, including 565 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives					Gas Derivatives
	Number of Energy Contracts (a)	MWHs (b)	Number of Capacity Contracts (a)	MWs (b)	Number of Contracts (a)	Dths (b)	Total Number Of Contracts (a)
Con Edison	561	13,588,195	79	5,758	695	75,092,291	1,335
CECONY	75	3,612,475	6	1,500	484	69,880,000	565

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at September 30, 2014, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$3		$2
Collateral posted	$1		$—
Additional collateral(b) (downgrade one level from current ratings)	$—		$—
Additional collateral(b) (downgrade to below investment grade from current ratings)	$19	(c)	$2	(c)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at September 30, 2014, would have amounted to an estimated $17 million for Con Edison, including $5 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(c)	Derivative instruments that are net assets have been excluded from the table. At September 30, 2014, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $28 million, including $1 million for CECONY.

Interest Rate Swap

O&R had an interest rate swap that expired on October 1, 2014, pursuant to which it paid a fixed-rate of 6.09 percent and received a LIBOR-based variable rate. The fair value of this interest rate swap at September 30, 2014 was immaterial. The increase in the fair value of the swap for the three and nine months ended September 30, 2014 was $1 million and $2 million, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (d)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (a)(e)(f)	$5	$5	$152	$38	$24	$11	$(71)	$(6)	$110	$48
Other assets (c)(e)(f)	163	156	116	106	—	—	—	—	279	262
Total	$168	$161	$268	$144	$24	$11	$(71)	$(6)	$389	$310
Derivative liabilities:
Commodity (a)(e)(f)	$4	$4	$58	$16	$3	$—	$(55)	$(16)	$10	$4
Interest rate contract (b)(e)(f)	—	—	—	—	—	—	—	—	—	—
Total	$4	$4	$58	$16	$3	$—	$(55)	$(16)	$10	$4

(a)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note L.
(b)	The interest rate contract expired on October 1, 2014. See Note L.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period. There were no transfers between levels 1, 2, and 3 for the nine months ended September 30, 2014.
(f)	Level 2 assets and liabilities include investments held in the deferred compensation plan and/or non-qualified retirement plans, interest rate swap, or exchange-traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1, and certain over-the-counter derivative instruments for electricity and natural gas. Derivative instruments classified as Level 2 are valued using industry standard models that incorporate corroborated observable inputs; such as pricing services or prices from similar instruments that trade in liquid markets, time value, and volatility factors.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (d)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (a)(e)(f)	$3	$3	$130	$13	$11	$6	$(62)	$3	$82	$25
Other assets (c)(e)(f)	141	134	113	103	—	—	—	—	254	237
Total	$144	$137	$243	$116	$11	$6	$(62)	$3	$336	$262
Derivative liabilities:
Commodity (a)(e)(f)	$5	$5	$84	$27	$2	$—	$(76)	$(18)	$15	$14
Interest rate contract (b)(e)(f)	—	—	2	—	—	—	—	—	2	—
Total	$5	$5	$86	$27	$2	$—	$(76)	$(18)	$17	$14

(a)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note L.
(b)	See Note L.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period. There were no transfers between levels 1, 2, and 3 for the year ended December 31, 2013.
(f)	Level 2 assets and liabilities include investments held in the deferred compensation plan and/or non-qualified retirement plans, interest rate swap, or exchange-traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1, and certain over-the-counter derivative instruments for electricity and natural gas. Derivative instruments classified as Level 2 are valued using industry standard models that incorporate corroborated observable inputs; such as pricing services or prices from similar instruments that trade in liquid markets, time value, and volatility factors.

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

	Fair Value of Level 3 at September 30, 2014 (Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison—Commodity
Electricity	$ 9	Discounted Cash Flow	Forward energy prices (a)	$28.43-$170.00 per MWH
		Discounted Cash Flow	Forward capacity prices (a)	$5.39-$17.94 per kW-month
Transmission Congestion Contracts / Financial Transmission Rights	12	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	(5.8)%-57.9%
			Discount to adjust auction prices for historical monthly realized settlements (b)	6.1%-49.1%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.08-$7.61 per MWH
Total Con Edison—Commodity	$21
CECONY—Commodity
Transmission Congestion Contracts	$11	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	(5.8)%-57.9%
			Discount to adjust auction prices for historical monthly realized settlements (b)	6.1%-49.1%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2014 and 2013 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30, 2014
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of July 1, 2014	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2014
Con Edison
Derivatives:
Commodity	$27	$(8)	$(4)	$3	$—	$—	$3	$—	$21
CECONY
Derivatives:
Commodity	$14	$(3)	$(4)	$3	$—	$—	$1	$—	$11

	For the Nine Months Ended September 30, 2014
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2014	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2014
Con Edison
Derivatives:
Commodity	$9	$41	$4	$15	$—	$—	$(48)	$—	$21
CECONY
Derivatives:
Commodity	$6	$6	$4	$13	$—	$—	$(18)	$—	$11

	For Three Months Ended September 30, 2013
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of July 1, 2013	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2013
Con Edison
Derivatives:
Commodity	$(6)	$(3)	$(2)	$5	$—	$—	$(8)	$—	$(14)
CECONY
Derivatives:
Commodity	$8	$2	$(1)	$5	$—	$—	$(6)	$—	$8

	For Nine Months Ended September 30, 2013
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2013	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2013
Con Edison
Derivatives:
Commodity	$(5)	$5	$1	$12	$—	$—	$(27)	$—	$(14)
CECONY
Derivatives:
Commodity	$10	$9	$—	$10	$—	$—	$(21)	$—	$8

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial) and purchased power costs ($5 million loss and $4 million loss) on the consolidated income statement for the three months ended September 30, 2014 and 2013, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial and $2 million loss) and purchased power costs ($35 million gain and immaterial) on the consolidated income statement for the nine months ended September 30, 2014 and 2013, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at September 30, 2014 and 2013 is included in non-utility revenues (immaterial) and purchased power costs ($2 million loss and $5 million loss) on the consolidated income statement for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the change in fair value relating to Level 3 commodity derivative assets and liabilities is included in non-utility revenues (immaterial and $2 million loss) and purchased power costs ($8 million gain and $3 million loss) on the consolidated income statement, respectively.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2014, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a historical default probability based on current credit ratings and a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

Note N — Variable Interest Entities

In March 2014, Con Edison Development purchased a 50 percent membership interest in Copper Mountain Solar 3 Holdings, LLC (CMS 3). As a result, Con Edison has a variable interest in CMS 3, which is a non-consolidated entity. CMS 3 owns a project company that is developing a 250 MW (AC) solar energy project in Nevada. Electricity generated by the project is to be sold to the Southern California Public Power Authority pursuant to a long-term power purchase agreement. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of CMS 3 is shared equally between Con Edison Development and a third party. At September 30, 2014, Con Edison’s consolidated balance sheet includes $155 million in investments (including earnings) related to CMS 3, which assessed in accordance with the accounting rules for variable interest entities (VIE), is Con Edison’s current maximum exposure to loss in the entity. In addition, Con Edison and Con Edison Development have issued certain guarantees to third parties in connection with CMS 3. See “Guarantees” in Note H.

In May 2014, Con Edison Development sold 50 percent of its membership interest in CED California Holdings Financing I, LLC (CCH), which was previously a wholly owned subsidiary. As a result, Con Edison has a variable interest in CCH, which is no longer a consolidated entity. CCH owns project companies that operate 110 MW (AC) of solar energy projects in California. Electricity generated by the projects is sold to Pacific Gas and Electric Company pursuant to long-term power purchase agreements. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of CCH is shared equally between Con Edison Development and a third party. Con Edison Development’s remaining 50 percent interest in CCH is now accounted for under the equity method.

As a result of the sale, Con Edison Development received net proceeds of $108 million and recognized a pre-tax gain on the sale of $45 million ($26 million, net of tax). The following table summarizes the sale and resultant deconsolidation on the transaction date:

(Millions of Dollars)
Proceeds from sale, net of transaction costs of $1	$108
Non-utility property, less accumulated depreciation	(341)
Other assets, including working capital	(31)
Long-term debt, including current portion	217
Other liabilities	9
Gain on sale of solar energy projects	(45)
Equity method investment upon deconsolidation	$(83)

At September 30, 2014, Con Edison’s consolidated balance sheet includes $82 million in investments (including earnings) related to CCH, which assessed in accordance with the accounting rules for variable interest entities, is Con Edison’s current maximum exposure to loss in the entity.

In August 2014, Con Edison Development purchased an 80 percent membership interest in OCI Solar San Antonio 4 LLC (Texas Solar) for $49 million. As a result, Con Edison has a variable interest in Texas Solar, which is a consolidated entity. Texas Solar owns a project company that developed a 40 MW (AC) solar energy project in Texas. Electricity generated by the project is sold to the City of San Antonio pursuant to a long-term power purchase agreement. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar is held by Con Edison Development. At September 30, 2014, Con Edison’s consolidated balance sheet includes $58 million in net assets (as detailed in the table below) and the non-controlling interest of the third party of $9 million related to Texas Solar. Earnings for the nine months ended September 30, 2014 were immaterial.

(Millions of Dollars)
Restricted cash	$13
Non-utility property, less accumulated depreciation	111
Other assets	12
Total assets (a)	$136
Long-term debt due within one year	$66
Other liabilities	12
Total liabilities (b)	$78

(a)	The assets of Texas Solar represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.
(b)	The liabilities of Texas Solar represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.

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

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued a new revenue recognition standard that will supersede the revenue recognition requirements within Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition,” and most industry-specific guidance under the Codification through ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The purpose of the new guidance is to create a consistent framework for revenue recognition. The guidance clarifies how to measure and recognize revenue arising from customer contracts to depict the transfer of goods or services in an amount that reflects the consideration the entity expects to receive. The new guidance must be adopted using either a full retrospective approach or a modified retrospective approach. For public entities reporting under accounting principles generally accepted in the United States of America, the new guidance is effective for periods beginning after December 15, 2016. The Companies are in the process of evaluating the application and impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

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

In August 2014, the FASB issued amendments on reporting about an entity’s ability to continue as a going concern in ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties about an Entity’s

Ability to Continue as a Going Concern.” The amendments provide guidance about management’s responsibility to evaluate whether there is substantial doubt surrounding an entity’s ability to continue as a going concern. If management concludes that substantial doubt exists, the amendments also require additional disclosures relating to management’s evaluation and conclusion. The amendments are effective for the annual reporting period ending after December 15, 2016 and interim periods thereafter. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This combined management’s discussion and analysis of financial condition and results of operations relates to the consolidated financial statements (the Third Quarter Financial Statements) included in this report of two separate registrants: Con Edison and CECONY and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and CECONY. CECONY is a subsidiary of Con Edison and, as such, information in this management’s discussion and analysis about CECONY applies to Con Edison.

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2013 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 (File Nos. 1-14514 and 1-217).

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

The weather during the summer of 2014 was cooler than design conditions. At design conditions, electric peak demand in the company’s service area would have been 13,600 MW in 2014 compared to the company’s forecast of 13,675 MW. The company has decreased its forecast of average annual growth in electric peak demand in its service area at design conditions over the next five years from 1.4 percent to approximately 0.9 percent due to a forecasted increase of demand side management as well as lower growth in demand from large commercial customers.

Gas

CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx and parts of Queens and Westchester County.

In June 2014, the company decreased its five-year forecast of average annual growth of the peak gas demand in its service area at design conditions from approximately 3.8 percent (for 2014 to 2018) to 2.8 percent (for 2015 to 2019). The decrease reflects, among other things, that the new five-year forecast no longer covers 2014, the second year in which there was a significant increase in conversions from oil to gas by energy consumers.

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses sell to retail customers electricity purchased in wholesale markets and enter into related hedging transactions, provide energy-related products and services to wholesale and retail customers, and participate in energy infrastructure projects. At September 30, 2014, Con Edison’s equity investment in its competitive energy businesses was $545 million and their assets amounted to $1,164 million. See Note N to the Third Quarter Financial Statements.

Certain financial data of Con Edison’s businesses are presented below:

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014				At September 30, 2014
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,838	84%	$399	91%	$8,479	84%	$905	89%	$36,488	90%
O&R	232	7%	20	5%	680	7%	49	5%	2,551	6%
Total Utilities	3,070	91%	419	96%	9,159	91%	954	94%	39,039	96%
Con Edison Solutions (a)	278	8%	7	2%	806	8%	(1)	—	386	1%
Con Edison Energy (a)	31	1%	4	1%	93	1%	12	1%	116	—
Con Edison Development (b)	9	—	9	2%	33	—	51	5%	662	2%
Other (c)	2	—	(3)	(1)%	—	—	(6)	—	464	1%
Total Con Edison	$3,390	100%	$436	100%	$10,091	100%	$1,010	100%	$40,667	100%

(a)	Net income from the competitive energy businesses for the nine months ended September 30, 2014 includes $8 million of net after-tax mark-to-market gains.
(b)	Includes an after-tax gain on sale of solar energy projects of $26 million in the nine months ended September 30, 2014 (see Note N to the Third Quarter Financial Statements) and an after-tax benefit of $7 million in the nine months ended September 30, 2014 due primarily to lower than previously estimated interest on the tax liability from the lease in/lease out (LILO) transactions (see Note I to the Third Quarter Financial Statements).
(c)	Other includes parent company expenses, primarily interest, and consolidation adjustments. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended September 30, 2014 was $436 million or $1.49 a share ($1.48 on a diluted basis) compared with $464 million or $1.58 a share ($1.58 on a diluted basis) for the three months ended September 30, 2013. Net income for common stock for the nine months ended September 30, 2014 was $1,010 million or $3.45 a share ($3.44 on a diluted basis) compared with $828 million or $2.83 a share ($2.81 on a diluted basis) for the nine months ended September 30, 2013. See “Results of Operations – Summary,” below. For segment financial information, see Note K to the Third Quarter Financial Statements and “Results of Operations,” below.

Results of Operations — Summary

Net income for common stock for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2014	2013	2014	2013
CECONY	$399	$401	$905	$831
O&R	20	19	49	56
Competitive energy businesses (a)	20	40	62	(55)
Other (b)	(3)	4	(6)	(4)
Con Edison	$436	$464	$1,010	$828

(a)	Includes an after-tax gain on sale of solar energy projects of $26 million in the nine months ended September 30, 2014 (see Note N to the Third Quarter Financial Statements). Includes an after-tax benefit of $26 million in the three months ended September 30, 2013 and an after-tax benefit/(charge) of $7 million and $(95) million in the nine months ended September 30, 2014 and 2013, respectively, relating to the LILO transactions (see Note I to the Third Quarter Financial Statements). Also includes a tax benefit of $15 million resulting from the acceptance by the Internal Revenue Service (IRS) of the company’s claim for a manufacturing tax deduction in the nine months ended September 30, 2013 (see Note J to the Third Quarter Financial Statements). Also includes $4 million of net after-tax mark-to-market gains in the three months ended September 30, 2013 and $8 million and $12 million of net after-tax mark-to-market gains for the nine months ended September 30, 2014 and 2013.
(b)	Other includes parent company expenses, primarily interest, and consolidation adjustments.

The Companies’ results of operations for the three and nine months ended September 30, 2014, as compared with the 2013 periods, reflect primarily changes in rate plans of Con Edison’s utility subsidiaries and the weather impact on its steam delivery service. The rate plans provide for revenues to cover expected increases in certain operations and maintenance expenses and depreciation, reflecting primarily the impact of higher utility plant balances. The results of operations also include the gain on sale of solar energy projects, the impact of the LILO transactions and the net mark-to-market effects of the competitive energy businesses.

Operations and maintenance expenses for CECONY were higher in the 2014 periods primarily due to operating costs attributable to emergency response, the support and protection of company underground facilities to accommodate municipal projects, increases in healthcare costs and, in the nine month period were offset in part by lower pension costs.

The following table presents the estimated effect on earnings per share and net income for common stock for the three and nine months ended September 30, 2014 period as compared with the 2013 periods, resulting from these and other major factors:

	Three Months Variation		Nine Months Variation
	Earnings per Share Variation	Net Income for Common Stock Variation (Millions of Dollars)	Earnings per Share Variation	Net Income for Common Stock Variation (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.09	$26	$0.40	$117
Weather impact on steam revenues	—	(1)	0.04	12
Operations and maintenance expenses	(0.13)	(37)	(0.14)	(42)
Depreciation and property taxes	0.03	10	(0.06)	(17)
Other	—	—	0.01	4
Total CECONY	(0.01)	(2)	0.25	74
O&R (a)	—	1	(0.02)	(7)
Competitive energy businesses (b)	(0.06)	(20)	0.40	117
Other, including parent company expenses (c)	(0.02)	(7)	(0.01)	(2)
Total variations	$(0.09)	$(28)	$0.62	$182

(a)	Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Under the rate plans, pension and other postretirement costs and certain other costs are reconciled to amounts reflected in rates for such costs.
(b)	These variations reflect the gain on sale of solar energy projects, the impact of the LILO transactions, the manufacturing tax deduction and the net mark-to-market effects described in note (a) to the preceding table.
(c)	Variations for the three and nine months ended September 30 reflect certain federal income tax benefits and related interest ($7 million) recorded in the 2013 periods for Con Edison (parent company).

See “Results of Operations” below for further discussion and analysis of results of operations.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	Con Edison			CECONY
(Millions of Dollars)	2014	2013	Variance	2014	2013	Variance
Operating activities	$1,751	$1,238	$513	$1,306	$1,369	$(63)
Investing activities	(1,996)	(1,895)	(101)	(1,717)	(1,753)	36
Financing activities	(224)	337	(561)	(177)	69	(246)
Net change	(469)	(320)	(149)	(588)	(315)	(273)
Balance at beginning of period	674	394	280	633	353	280
Balance at end of period	$205	$74	$131	$45	$38	$7

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

Net cash flows from operating activities for the nine months ended September 30, 2014 for Con Edison and CECONY were $513 million higher and $63 million lower, respectively, than in 2013. The increase in net cash flows for Con Edison reflects the deposits made in 2013 with federal and state tax agencies that were settled and applied in 2014 primarily related to the LILO transactions (see Note I to the Third Quarter Financial Statements) and decreased pension contributions in 2014 ($303 million), offset in part by higher income tax payments ($608 million) in 2014. The decrease in net cash for CECONY reflects primarily higher income tax payments ($632 million) in 2014, offset in part by decreased pension contributions in 2014 ($286 million). The Companies contributed $584 million and $887 million (of which $544 million and $830 million was contributed by CECONY) to the pension plan during 2014 and 2013, respectively.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $101 million higher and $36 million lower, respectively, for the nine months ended September 30, 2014 compared with the 2013 period. For Con Edison, the change reflects the proceeds from the termination of the LILO transactions in 2013 (see Note I to the Third Quarter Financial Statements), offset by proceeds from sale relating to its solar energy projects in 2014 (see Note N to the Third Quarter Financial Statements). In addition, the changes for Con Edison and CECONY primarily reflect decreased utility construction expenditures in 2014.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and CECONY were $561 million and $246 million lower, respectively, in the nine months ended September 30, 2014 compared with the 2013 period.

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

In April 2013, a Con Edison Development subsidiary issued $219 million aggregate principal amount of 4.78 percent senior notes secured by the company’s California solar projects. In May 2014, the company sold a 50 percent interest in the subsidiary. See Note N to the Third Quarter Financial Statements.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at September 30, 2014 and 2013 and the average daily balances for the nine months ended September 30, 2014 and 2013 for Con Edison and CECONY were as follows:

	2014		2013
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30	Daily average	Outstanding at September 30	Daily average
Con Edison	$1,425	$933	$1,220	$901
CECONY	$1,201	$813	$1,042	$557
Weighted average yield	0.2%	0.2%	0.3%	0.3%

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at September 30, 2014, compared with December 31, 2013.

	Con Edison	CECONY
(Millions of Dollars)	2014 vs. 2013 Variance	2014 vs. 2013 Variance
Assets
Prepayments	$508	$353
Investments	279	25
Non-utility property, less accumulated depreciation	(256)	1
Special deposits	(319)	(84)
Regulatory asset — Unrecognized pension and other postretirement costs	(446)	(425)
Liabilities
Deferred income taxes and investment tax credits	$351	$209
Accrued taxes	(428)	(7)
Pension and retiree benefits	(621)	(576)

Prepayments

The increase in prepayments for Con Edison and CECONY reflects the portion allocable to the 2014 fourth quarter of CECONY’s July 2014 payment of its New York City semi-annual property taxes.

Investments and Non-Utility Property, Less Accumulated Depreciation

The increase in investments and decrease in non-utility property, less accumulated depreciation for Con Edison primarily reflect the purchase and sale of interests in solar energy projects. See Note N to the Third Quarter Financial Statements.

Special Deposits and Accrued Taxes

The decreases in Con Edison’s special deposits and accrued taxes reflect applying the deposits made in 2013 against the federal and state tax liabilities in 2014 that primarily related to settling the LILO transactions. See Note I to the Third Quarter Financial Statements.

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits

The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2013, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The decrease in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2014. See Notes B, E and F to the Third Quarter Financial Statements.

Deferred Income Taxes and Investment Tax Credits

The increase in the liability for deferred income taxes and investment tax credits reflects the timing of the deduction of expenditures for utility plant which resulted in amounts being collected from customers to pay income taxes in advance of when the income tax payments will be required. For Con Edison, the increase also reflects the accelerated deductions for expenditures primarily related to its solar energy projects.

Capital Requirements and Resources

In July 2014, Con Edison increased its estimate of capital expenditures in 2014 by its competitive energy businesses from $243 million to $470 million to fund additional renewable energy project development. See Note N to the Third Quarter Financial Statements. In November 2014, Con Edison Development purchased a 50 percent membership interest in Broken Bow II Wind Holdings LLC (Broken Bow 2). Broken Bow 2 owns a project company that operates a 75 MW (AC) wind energy project in Nebraska. Electricity generated by the project is to be sold to the Nebraska Public Power District pursuant to a long-term power purchase agreement.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine months ended September 30, 2014 and 2013 and the twelve months ended December 31, 2013 was:

	Ratio of Earnings to Fixed Charges
	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	For the Twelve Months Ended December 31, 2013
Con Edison (a)	4.3	3.0	3.0
CECONY	4.3	4.0	3.7

(a)	Reflects the gain on sale of solar energy projects, the impact of the LILO transactions, the manufacturing tax deduction and the net mark-to-market effects described in note (a) to the first table under “Results of Operations — Summary,” above.

For each of the Companies, the common equity ratio at September 30, 2014 and December 31, 2013 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2014	December 31, 2013
Con Edison	53.7	53.9
CECONY	52.3	53.7

Off-Balance Sheet Arrangements

The Companies have no off-balance sheet arrangements other than two guarantees ($78 million maximum and $69 million maximum) issued by Con Edison Development on behalf of two entities in which it acquired a 50 percent interest in July 2013 and March 2014, respectively (see “Guarantees” in Note H to the Third Quarter Financial Statements). The entities were formed to develop, construct and operate solar energy facilities with a cumulative capacity of 400 MW (AC). Con Edison Development is not the primary beneficiary of these entities since the power to direct the activities that most significantly impact the economics of the facilities is shared equally between Con Edison Development and a third party. No payments have been made nor are any expected to be made under the guarantees.

Regulatory Matters

In April 2014, the NYSPSC instituted its reforming the energy vision (REV) proceeding to improve system efficiency and reliability, encourage renewable energy resources, support distributed energy resources and empower customer choice. Through the proceeding, the NYSPSC is examining the establishment of Distributed System Platform Providers (DSPP) to actively manage and coordinate distributed energy resources, and provide customers with market data and tools to optimize their energy usage. The NYSPSC also is examining how its regulatory practices should be modified to incent utility practices that best promote their policy objectives. The proceeding will follow a two-phased schedule with policy determinations for DSPP and related matters expected in early 2015 and for regulatory design and ratemaking matters later in 2015.

In August 2014, the NYSPSC staff issued a straw proposal in the REV proceeding in which it indicated that “The reforms envisioned in this proceeding are comprehensive and transformative, and the on-going design and pragmatic implementation of them will take years.” The NYSPSC staff recommended, among other things, that:

•	The NYSPSC should adopt the basic elements of the REV vision and proceed with implementation as proposed in the straw proposal;

•	Existing utilities should serve as DSPPs subject to performance reviews;

•	Customers and energy service providers should have access to energy usage information, to enable customers to assess the economic value of off-peak usage;

•	Utilities should only be allowed to own distributed energy resources under certain clearly defined conditions, or pursuant to an approved plan;

•	Where utility affiliates participate in Distributed System Platform markets within the service territory operated by their parent company, appropriate market power protections must be in place; and

•

As a transition toward market-based approaches to increase levels of efficiency and renewables, utilities should integrate energy efficiency into their regular operations and should take responsibility for procurement of renewable energy.

The Utilities are not able to predict the outcome of the REV proceeding or its impact on the Utilities.

Environmental Matters

In May 2014, the NYSPSC directed New York State Energy Research and Development Authority (NYSERDA) to submit for its consideration a proposal for a comprehensive clean energy fund. In September 2014, NYSERDA submitted its clean energy fund proposal seeking a 10-year program that it indicated is designed to pursue greater levels of scale for clean energy in the New York economy; foster new investment opportunities to attract private capital to invest in clean energy in New York; and significantly reduce greenhouse gas (GHG) emissions from New York’s energy sector.

In June 2014, the United States Environmental Protection Agency (EPA) proposed its Clean Power Plan to reduce carbon dioxide emissions from existing power plants 30 percent from 2005 levels by 2030. As proposed, each state will be required to submit for EPA approval a plan to reduce its emissions rate (as determined in accordance with the Clean Power Plan) to a specified target level applicable to the state. For New York State, the emissions rate target level for 2030 would be 44 percent below its 2012 level. State plans may, among other things, include participation in regional cap-and-trade programs, such as the Regional Greenhouse Gas Initiative (in which New York State participates), and renewable energy and energy efficiency programs. Initial state plans would be due by June 2016, with single-state plans to be finalized by June 2017 and multi-state plans to be finalized by June 2018. The costs resulting from the Clean Power Plan could be substantial.

In October 2014, the U.S. Court of Appeals for the District of Columbia lifted its stay of the Transport Rule (also referred to as the Cross-State Air Pollution Rule). The appellate court acted on remand from the U.S. Supreme Court, which in April 2014 reversed the appellate court’s August 2012 decision that vacated the rule. The Transport Rule establishes a new cap and trade program requiring further reductions in air emissions than the Clean Air Intrastate Rule (CAIR) that it replaces. Under the Transport Rule, the EPA will allocate emissions allowances to utilities that may sell the allowances or buy additional allowances. In July 2014, CECONY requested the NYSPSC to approve changes to the provisions under which the company recovers its purchased power costs to provide for costs incurred to purchase emissions allowances and revenues received from the sale of allowances. Until the Transport Rule is implemented, which is currently expected to be in January 2015, CAIR remains in effect. CECONY is complying with CAIR in 2014 and expects to comply with the Transport Rule when it is implemented.

NY Transco

In September 2014, Con Edison formed a wholly-owned subsidiary, Consolidated Edison Transmission,

LLC (CET). Con Edison expects that CET, along with affiliates of certain other New York transmission owners, will form a transmission company (NY Transco) in 2014. NY Transco’s transmission projects are expected to be developed initially by CECONY and other New York transmission owners and then transferred to NY Transco. The development and transfer of the projects would be subject to authorizations from the NYSPSC, FERC and other federal, state and local agencies. The company expects that CECONY, certain other New York transmission owners and NY Transco will make a joint filing with the FERC to establish NY Transco’s wholesale transmission rate.

NY Transco projects are expected to include:

•

Three projects ($450 million estimated cost) which the NYSPSC approved in October 2013 in its proceeding to address potential needs that could arise should the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) no longer be able to operate. These projects, which are scheduled to be placed into service by 2016, include two projects ($371 million estimated cost) that CECONY is developing and one project that another New York transmission owner is developing.

•

Two projects ($1,250 million estimated cost) that were submitted for consideration by the NYSPSC in its proceeding to review proposals to address transmission congestion between upstate and downstate. In August 2014, the NYSPSC staff indicated that the NYSPSC could decide on the proposals as early as April 2015. These projects, which could be completed in the 2017 to 2021 timeframe, would be developed by New York transmission owners other than CECONY.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at September 30, 2014, a 10 percent variation in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of less than $1 million. Under CECONY’s current gas, steam and electric rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual tax-exempt (and under the gas rate plan, taxable) long-term debt interest expense are reconciled to the level set in rates.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Swap” in Note L to the Third Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note L to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2014, a 10 percent decline in market prices would result in a decline in fair value of $60 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $52 million is for CECONY and $8 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	September 30, 2014	December 31, 2013
	(Millions of Dollars)
Average for the period	$1	$1
High	7	1
Low	—	—

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

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. See “Credit Exposure” in Note L to the Third Quarter Financial Statements.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At September 30, 2014, the pension plan investments consisted of 60 percent equity and 40 percent fixed income and other securities.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see Notes B, G and H to the Third Quarter Financial Statements.

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

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2014 and 2013 follows. For additional business segment financial information, see Note K to the Third Quarter Financial Statements.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2014 compared with 2013 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(55)	(1.9)%	$6	2.7%	$(45)	(12.3)%	$(94)	(2.7)%
Purchased power	(51)	(8.2)	(1)	(1.5)	(19)	(7.5)	(71)	(7.5)
Fuel	(14)	(25.0)	—	—	(1)	Large	(15)	(26.8)
Gas purchased for resale	(22)	(37.9)	1	10.0	23	Large	2	2.7
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	32	1.5	6	4.1	(48)	(45.7)	(10)	(0.4)
Other operations and maintenance	62	9.0	2	2.5	(2)	(6.7)	62	7.8
Depreciation and amortization	13	5.5	2	14.3	(3)	(42.9)	12	4.7
Taxes, other than income taxes	(47)	(9.8)	(2)	(12.5)	1	25.0	(48)	(9.6)
Gain on sale of solar energy projects	—	—	—	—	—	—	—	—
Operating income	4	0.5	4	10.3	(44)	(68.8)	(36)	(4.2)
Other income (deductions)	11	Large	—	—	10	Large	21	Large
Net interest expense	6	4.7	—	—	(2)	(20.0)	4	2.7
Income before income tax expense	9	1.4	4	12.9	(32)	(53.3)	(19)	(2.7)
Income tax expense	11	5.0	3	25.0	(5)	(31.3)	9	3.6
Net income for common stock	$(2)	(0.5)%	$1	5.3%	$(27)	(61.4)	$(28)	(6.0)%

(a)	Other includes parent company expenses, primarily interest, and consolidation adjustments.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
(Millions of Dollars)	Electric	Gas	Steam	2014 Total	Electric	Gas	Steam	2013 Total	2014-2013 Variation
Operating revenues	$2,582	$210	$46	$2,838	$2,622	$199	$72	$2,893	$(55)
Purchased power	564	—	9	573	615	—	9	624	(51)
Fuel	37	—	5	42	45	—	11	56	(14)
Gas purchased for resale	—	36	—	36	—	58	—	58	(22)
Net revenues	1,981	174	32	2,187	1,962	141	52	2,155	32
Operations and maintenance	603	102	43	748	565	75	46	686	62
Depreciation and amortization	198	33	19	250	188	33	16	237	13
Taxes, other than income taxes	369	53	11	433	398	57	25	480	(47)
Operating income	$811	$(14)	$(41)	$756	$811	$(24)	$(35)	$752	$4

Electric

CECONY’s results of electric operations for the three months ended September 30, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2014	September 30, 2013	Variation
Operating revenues	$2,582	$2,622	$(40)
Purchased power	564	615	(51)
Fuel	37	45	(8)
Net revenues	1,981	1,962	19
Operations and maintenance	603	565	38
Depreciation and amortization	198	188	10
Taxes, other than income taxes	369	398	(29)
Electric operating income	$811	$811	$—

CECONY’s electric sales and deliveries for the three months ended September 30, 2014 compared with the 2013 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2014	September 30, 2013	Variation	Percent Variation	September 30, 2014	September 30, 2013	Variation	Percent Variation
Residential/Religious(a)	3,129	3,460	(331)	(9.6)%	$852	$931	($79)	(8.5)%
Commercial/Industrial	2,725	2,835	(110)	(3.9)	606	622	(16)	(2.6)
Retail access customers	7,479	7,889	(410)	(5.2)	891	889	2	0.2
NYPA, Municipal Agency and other sales	2,779	2,853	(74)	(2.6)	194	200	(6)	(3.0)
Other operating revenues	—	—	—	—	39	(20)	59	Large
Total	16,112	17,037	(925)	(5.4)%	$2,582	$2,622	($40)	(1.5)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $40 million in the three months ended September 30, 2014 compared with the 2013 period due primarily to lower purchased power costs ($51 million) and fuel costs ($8 million), offset in part by higher revenues from the electric rate plan ($33 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area decreased 5.4 percent in the three months ended September 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.3 percent in the three months ended September 30, 2014 compared with the 2013 period.

CECONY’s electric purchased power costs decreased $51 million in the three months ended September 30, 2014 compared with the 2013 due to a decrease in purchased volumes ($78 million), offset by an increase in unit costs ($27 million). Electric fuel costs decreased $8 million in the three months ended September 30, 2014 compared with the 2013 period due to lower unit costs ($6 million) and sendout volumes from the company’s electric generating facilities ($2 million).

CECONY’s electric operating income was the same in the three months ended September 30, 2014 compared with the 2013 period reflecting primarily lower taxes other than income taxes ($29 million, principally property taxes and sales and use tax refund) and higher revenues from the electric rate plan ($33 million), offset in part by higher operations and maintenance expenses ($38 million) and higher depreciation and amortization ($10 million). Operations and maintenance expenses reflect primarily an increase in healthcare costs ($11 million), higher support and protection of company underground facilities to accommodate municipal projects ($8 million), higher costs for injuries and damages ($6 million) and an increase in pension costs ($4 million).

Gas

CECONY’s results of gas operations for the three months ended September 30, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2014	September 30, 2013	Variation
Operating revenues	$210	$199	$11
Gas purchased for resale	36	58	(22)
Net revenues	174	141	33
Operations and maintenance	102	75	27
Depreciation and amortization	33	33	—
Taxes, other than income taxes	53	57	(4)
Gas operating income	$(14)	$(24)	$10

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2014 compared with the 2013 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2014	September 30, 2013	Variation	Percent Variation	September 30, 2014	September 30, 2013	Variation	Percent Variation
Residential	3,844	3,405	439	12.9%	$88	$90	($2)	(2.2)%
General	3,527	3,423	104	3.0	43	47	(4)	(8.5)
Firm transportation	8,090	7,090	1,000	14.1	61	53	8	15.1
Total firm sales and transportation	15,461	13,918	1,543	11.1	192	190	2	1.1
Interruptible sales (a)	933	2,341	(1,408)	(60.1)	(9)	12	(21)	Large
NYPA	12,433	13,844	(1,411)	(10.2)	1	—	1	Large
Generation plants	33,557	23,447	10,110	43.1	8	7	1	14.3
Other	4,120	4,833	(713)	(14.8)	7	6	1	16.7
Other operating revenues	—	—	—	—	11	(16)	27	Large
Total	66,504	58,383	8,121	13.9%	$210	$199	$11	5.5%

(a)	Includes 246 and 1,530 thousands of dths for 2014 and 2013 periods, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $11 million in the three months ended September 30, 2014 compared with the 2013 period due primarily to higher revenues from the gas rate plan ($26 million), offset in part by a decrease in gas purchased for resale costs ($22 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers increased 11.1 percent in the three months ended September 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 9.9 percent in the three months ended September 30, 2014 compared with the 2013 period, reflecting primarily oil-to-gas conversions and transfers to firm service.

CECONY’s purchased gas cost decreased $22 million in the three months ended September 30, 2014 compared with the 2013 period due to lower unit costs ($19 million) and sendout volumes ($3 million).

CECONY’s gas operating income increased $10 million in the three months ended September 30, 2014 compared with the 2013 period. The increase reflects primarily higher revenues from the gas rate plan ($26 million) and lower taxes other than income taxes ($4 million, principally property taxes and sales and use tax refund), offset in part by higher operations and maintenance expense ($27 million, due primarily to higher operating costs attributable to emergency response ($11 million), increases in surcharges and fees that are collected in revenues from customers ($5 million), higher pension costs ($4 million) and higher healthcare costs ($2 million)).

Steam

CECONY’s results of steam operations for the three months ended September 30, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2014	September 30, 2013	Variation
Operating revenues	$46	$72	$(26)
Purchased power	9	9	—
Fuel	5	11	(6)
Net revenues	32	52	(20)
Operations and maintenance	43	46	(3)
Depreciation and amortization	19	16	3
Taxes, other than income taxes	11	25	(14)
Steam operating income	$(41)	$(35)	$(6)

CECONY’s steam sales and deliveries for the three months ended September 30, 2014 compared with the 2013 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2014	September 30, 2013	Variation	Percent Variation	September 30, 2014	September 30, 2013	Variation	Percent Variation
General	14	16	(2)	(12.5)%	$2	$2	$—	—
Apartment house	845	903	(58)	(6.4)	16	19	(3)	(15.8)%
Annual power	2,779	3,112	(333)	(10.7)	46	58	(12)	(20.7)
Other operating revenues	—	—	—	—	(18)	(7)	(11)	Large
Total	3,638	4,031	(393)	(9.7)%	$46	$72	($26)	(36.1)%

CECONY’s steam operating revenues decreased $26 million in the three months ended September 30, 2014 compared with the 2013 period due primarily to lower revenues from the steam rate plan ($15 million) and lower fuel costs ($6 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes decreased 9.7 percent in the three months ended September 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 4.2 percent in the three months ended September 30, 2014 compared with the 2013 period.

Steam fuel costs decreased $6 million in the three months ended September 30, 2014 compared with the 2013 period due to lower unit costs ($6 million).

Steam operating income decreased $6 million in the three months ended September 30, 2014 compared with the 2013 period. The decrease reflects primarily lower revenues from the steam rate plan ($15 million) and higher depreciation and amortization ($3 million), offset in part by lower taxes other than income taxes ($14 million, principally property taxes and sales and use tax refund) and lower operations and maintenance expense ($3 million, due primarily to lower pension expense ($5 million), offset in part by higher healthcare costs ($1 million) and higher support and protection of company underground facilities to accommodate municipal projects ($1 million)).

Other Income (Deductions)

Other income (deductions) increased $11 million in the three months ended September 30, 2014 compared with the 2013 period due primarily to the gain on sale of certain non-utility property.

Income Tax Expense

Income taxes increased $11 million in the three months ended September 30, 2014 compared with the 2013 period due primarily to higher income before income tax expense and lower favorable tax adjustments related to flow-through federal income tax benefits associated with plant recorded in conjunction with filing CECONY’s federal tax return in September of 2014 ($6 million).

O&R

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(Millions of Dollars)	Electric	Gas	2014 Total	Electric	Gas	2013 Total	2014-2013 Variation
Operating revenues	$205	$27	$232	$200	$26	$226	$6
Purchased power	67	—	67	68	—	68	(1)
Gas purchased for resale	—	11	11	—	10	10	1
Net revenues	138	16	154	132	16	148	6
Operations and maintenance	65	16	81	64	15	79	2
Depreciation and amortization	12	4	16	10	4	14	2
Taxes, other than income taxes	10	4	14	12	4	16	(2)
Operating income	$51	$(8)	$43	$46	$(7)	$39	$4

Electric

O&R’s results of electric operations for the three months ended September 30, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2014	September 30, 2013	Variation
Operating revenues	$205	$200	$5
Purchased power	67	68	(1)
Net revenues	138	132	6
Operations and maintenance	65	64	1
Depreciation and amortization	12	10	2
Taxes, other than income taxes	10	12	(2)
Electric operating income	$51	$46	$5

O&R’s electric sales and deliveries for the three months ended September 30, 2014 compared with the 2013 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2014	September 30, 2013	Variation	Percent Variation	September 30, 2014	September 30, 2013	Variation	Percent Variation
Residential/Religious(a)	477	508	(31)	(6.1)%	$98	$94	$4	4.3%
Commercial/Industrial	211	240	(29)	(12.1)	36	38	(2)	(5.3)
Retail access customers	884	889	(5)	(0.6)	66	61	5	8.2
Public authorities	28	28	—	—	3	3	—	—
Other operating revenues	—	—	—	—	2	4	(2)	(50.0)
Total	1,600	1,665	(65)	(3.9)%	$205	$200	$5	2.5%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $5 million in the three months ended September 30, 2014 compared with the 2013 period due primarily to higher revenues from the New York electric rate plan ($5 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plans.

Electric delivery volumes in O&R’s service area decreased 3.9 percent in the three months ended September 30, 2014 compared with the 2013 period. After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 0.4 percent in the three months ended September 30, 2014 compared with the 2013 period.

Electric operating income increased $5 million in the three months ended September 30, 2014 compared with the 2013 period. The increase reflects primarily higher revenues from the New York electric rate plan ($5 million) and lower taxes other than income taxes ($2 million), offset in part by higher depreciation and amortization ($2 million) and higher operations and maintenance expenses ($1 million).

Gas

O&R’s results of gas operations for the three months ended September 30, 2014 compared with the 2013 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2014	September 30, 2013	Variation
Operating revenues	$27	$26	$1
Gas purchased for resale	11	10	1
Net revenues	16	16	—
Operations and maintenance	16	15	1
Depreciation and amortization	4	4	—
Taxes, other than income taxes	4	4	—
Gas operating income	$(8)	$(7)	$(1)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2014 compared with the 2013 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2014	September 30, 2013	Variation	Percent Variation	September 30, 2014	September 30, 2013	Variation	Percent Variation
Residential	487	481	6	1.2%	$8	$9	$(1)	(11.1)%
General	125	114	11	9.6	2	1	1	Large
Firm transportation	1,039	1,050	(11)	(1.0)	9	10	(1)	(10.0)
Total firm sales and transportation	1,651	1,645	6	0.4	19	20	(1)	(5.0)
Interruptible sales	891	959	(68)	(7.1)	—	—	—	—
Generation plants	21	11	10	90.9	—	—	—	—
Other	76	65	11	16.9	—	—	—	—
Other gas revenues	—	—	—	—	8	6	2	33.3
Total	2,639	2,680	(41)	(1.5)%	$27	$26	$1	3.8%

O&R’s gas operating revenues increased $1 million in the three months ended September 30, 2014 compared with the 2013 period due primarily to the increase in gas purchased for resale ($1 million). O&R’s New York revenues from gas sales are subject to a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Sales and transportation volumes for firm customers increased 0.4 percent in the three months ended September 30, 2014 compared with the 2013 period. After adjusting for weather and other variations, total firm sales and transportation volumes increased 5.0 percent in the three months ended September 30, 2014 compared with the 2013 period.

Gas operating income decreased $1 million in the three months ended September 30, 2014 compared with the 2013 period. The decrease reflects primarily higher operations and maintenance expense ($1 million).

Income Tax Expense

Income taxes increased $3 million in three months ended September 30, 2014 compared with the 2013 period, reflecting higher income before income tax expense and unfavorable tax adjustments related to flow-through federal income tax benefits associated with plant recorded in conjunction with filing O&R’s federal tax return in September of 2014 ($1 million).

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the three months ended September 30, 2014 compared with the 2013 period reflect the following:

	Three Months Ended
(Millions of Dollars)	September 30, 2014	September 30, 2013	Variation
Operating revenues	$321	$365	$(44)
Purchased power	236	255	(19)
Gas purchased for resale	29	6	23
Net revenues	56	104	(48)
Operations and maintenance	28	31	(3)
Depreciation and amortization	3	6	(3)
Taxes, other than income taxes	5	4	1
Operating income	$20	$63	$(43)

The competitive energy businesses’ operating revenues decreased $44 million in the three months ended September 30, 2014 compared with the 2013 period, due primarily to the impact of the LILO transactions ($44 million, see Note I to the Third Quarter Financial Statements). Electric retail revenues decreased $12 million due to lower sales volume, while wholesale revenues and other revenues increased $19 million and $6 million, respectively, in the three months ended September 30, 2014 as compared with the 2013 period. In addition, solar revenues decreased $13 million in the three months ended September 30, 2014 as compared with the September 30, 2013 period due primarily to Con Edison Development’s sale of 50 percent of its membership interest in CCH, as these projects are now accounted for under the equity method (see Note N to the Third Quarter Financial Statements).

Purchased power costs decreased $19 million in the three months ended September 30, 2014 compared with the 2013 period, due primarily to lower unit prices ($15 million) and lower volumes ($12 million), offset by changes in mark-to-market values ($8 million). Gas purchased for resale increased $23 million in the three months ended September 30, 2014 compared with the 2013 period, due primarily to higher volumes.

Operating income decreased $43 million in the three months ended September 30, 2014 compared with the 2013 period due primarily to the impact of the LILO transactions ($44 million).

Other Income (Deductions)

Other income (deductions) increased $11 million in the three months ended September 30, 2014 compared with the 2013 period, primarily reflecting income from those of Con Edison Development’s solar investments that are accounted for under the equity method.

Income Tax Expense

Income taxes decreased $10 million in the three months ended September 30, 2014 compared with the 2013 period due primarily to lower income before income tax expense.

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2014 compared with 2013 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$458	5.7%	$45	7.1%	$101	12.2%	$604	6.4%
Purchased power	159	10.3	18	10.7	23	3.3	200	8.3
Fuel	(30)	(11.5)	—	—	—	—	(30)	(11.5)
Gas purchased for resale	111	29.5	15	30.0	58	Large	184	41.5
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	218	3.7	12	2.9	20	18.2	250	3.9
Other operations and maintenance	70	3.3	10	4.4	3	4.1	83	3.5
Depreciation and amortization	32	4.5	3	7.1	(3)	(17.6)	32	4.2
Taxes, other than income taxes	(11)	(0.8)	(2)	(4.2)	1	7.7	(12)	(0.8)
Gain on sale of solar energy projects	—	—	—	—	45	Large	45	Large
Operating income	127	7.7	1	1.0	64	Large	192	10.9
Other income (deductions)	15	Large	2	Large	19	Large	36	Large
Net interest expense	3	0.8	(3)	(10.3)	(140)	(92.7)	(140)	(24.3)
Income before income tax expense	139	11.0	6	8.2	223	Large	368	30.6
Income tax expense	65	15.1	13	76.5	108	Large	186	49.9
Net income for common stock	$74	8.9%	$(7)	(12.5)%	$115	Large	$182	22.0%

(a)	Other includes parent company expenses, primarily interest, and consolidation adjustments.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
(Millions of Dollars)	Electric	Gas	Steam	2014 Total	Electric	Gas	Steam	2013 Total	2014-2013 Variation
Operating revenues	$6,635	$1,359	$485	$8,479	$6,309	$1,190	$522	$8,021	$458
Purchased power	1,667	—	40	1,707	1,515	—	33	1,548	159
Fuel	149	—	82	231	139	—	122	261	(30)
Gas purchased for resale	—	487	—	487	—	376	—	376	111
Net revenues	4,819	872	363	6,054	4,655	814	367	5,836	218
Operations and maintenance	1,719	312	141	2,172	1,681	262	159	2,102	70
Depreciation and amortization	581	98	58	737	559	97	49	705	32
Taxes, other than income taxes	1,103	189	67	1,359	1,108	183	79	1,370	(11)
Operating income	$1,416	$273	$97	$1,786	$1,307	$272	$80	$1,659	$127

Electric

CECONY’s results of electric operations for the nine months ended September 30, 2014 compared with the 2013 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2014	September 30, 2013	Variation
Operating revenues	$6,635	$6,309	$326
Purchased power	1,667	1,515	152
Fuel	149	139	10
Net revenues	4,819	4,655	164
Operations and maintenance	1,719	1,681	38
Depreciation and amortization	581	559	22
Taxes, other than income taxes	1,103	1,108	(5)
Electric operating income	$1,416	$1,307	$109

CECONY’s electric sales and deliveries for the nine months ended September 30, 2014 compared with the 2013 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2014	September 30, 2013	Variation	Percent Variation	September 30, 2014	September 30, 2013	Variation	Percent Variation
Residential/Religious(a)	7,636	8,025	(389)	(4.8)%	$2,234	$2,154	$80	3.7%
Commercial/Industrial	7,472	7,488	(16)	(0.2)	1,697	1,548	149	9.6
Retail access customers	20,014	20,238	(224)	(1.1)	2,012	2,073	(61)	(2.9)
NYPA, Municipal Agency and other sales	7,807	7,794	13	0.2	480	474	6	1.3
Other operating revenues	—	—	—	—	212	60	152	Large
Total	42,929	43,545	(616)	(1.4)%	$6,635	$6,309	$326	5.2%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $326 million in the nine months ended September 30, 2014 compared with the 2013 period due primarily to higher revenues from the electric rate plan ($163 million), higher purchased power costs ($152 million) and higher fuel costs ($10 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area decreased 1.4 percent in the nine months ended September 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.2 percent in the nine months ended September 30, 2014 compared with the 2013 period.

CECONY’s electric purchased power costs increased $152 million in the nine months ended September 30, 2014 compared with the 2013 period due to an increase in unit costs ($180 million), offset by lower purchased volumes ($28 million). Electric fuel costs increased $10 million in the nine months ended September 30, 2014 compared with the 2013 period due to higher unit costs ($27 million), offset by lower sendout volumes from the company’s electric generating facilities ($17 million).

CECONY’s electric operating income increased $109 million in the nine months ended September 30, 2014 compared with the 2013 period. The increase reflects primarily higher revenues from the electric rate plan ($163 million) and lower taxes other than income taxes ($5 million, principally sales and use tax refund, offset in part by higher property taxes and local revenue taxes), offset in part by higher operations and maintenance expenses ($38 million) and depreciation and amortization ($22 million). Operations and maintenance expenses primarily reflect higher support and protection of company underground facilities to accommodate municipal projects ($18 million), higher costs for injuries and damages ($16 million) and an increase in healthcare costs ($9 million), offset in part by lower pension costs ($15 million).

Gas

CECONY’s results of gas operations for the nine months ended September 30, 2014 compared with the 2013 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2014	September 30, 2013	Variation
Operating revenues	$1,359	$1,190	$169
Gas purchased for resale	487	376	111
Net revenues	872	814	58
Operations and maintenance	312	262	50
Depreciation and amortization	98	97	1
Taxes, other than income taxes	189	183	6
Gas operating income	$273	$272	$1

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2014 compared with the 2013 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2014	September 30, 2013	Variation	Percent Variation	September 30, 2014	September 30, 2013	Variation	Percent Variation
Residential	35,649	28,795	6,854	23.8%	$616	$542	$74	13.7%
General	22,150	21,515	635	3.0	284	253	31	12.3
Firm transportation	51,481	45,329	6,152	13.6	341	308	33	10.7
Total firm sales and transportation	109,280	95,639	13,641	14.3	1,241	1,103	138	12.5
Interruptible sales (a)	9,593	7,956	1,637	20.6	84	53	31	58.5
NYPA	37,302	37,011	291	0.8	2	2	—	—
Generation plants	65,211	49,766	15,445	31.0	23	19	4	21.1
Other	17,860	18,576	(716)	(3.9)	31	34	(3)	(8.8)
Other operating revenues	—	—	—	—	(22)	(21)	(1)	4.8
Total	239,246	208,948	30,298	14.5%	$1,359	$1,190	$169	14.2%

(a)	Includes 5,914 and 3,727 thousands of dths for the 2014 and 2013 period, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $169 million in the nine months ended September 30, 2014 compared with the 2013 period due primarily to an increase in gas purchased for resale costs ($111 million) and higher revenues from the gas rate plan ($53 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers increased 14.3 percent in the nine months ended September 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 7.9 percent in the nine months ended September 30, 2014 compared with the 2013 period, reflecting primarily higher oil-to-gas conversions and transfers to firm service.

CECONY’s purchased gas cost increased $111 million in the nine months ended September 30, 2014 compared with the 2013 period due to higher unit costs ($64 million) and sendout volumes ($47 million).

CECONY’s gas operating income increased $1 million in the nine months ended September 30, 2014 compared with the 2013 period. The increase reflects primarily higher revenues from the gas rate plan ($53 million), offset by higher operations and maintenance expense ($50 million, due primarily to higher operating costs attributable to emergency response ($22 million) and higher healthcare costs ($2 million)), higher taxes other than income taxes ($6 million, principally property taxes and local revenue taxes, offset in part by sales and use tax refund) and higher depreciation and amortization ($1 million).

Steam

CECONY’s results of steam operations for the nine months ended September 30, 2014 compared with the 2013 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2014	September 30, 2013	Variation
Operating revenues	$485	$522	$(37)
Purchased power	40	33	7
Fuel	82	122	(40)
Net revenues	363	367	(4)
Operations and maintenance	141	159	(18)
Depreciation and amortization	58	49	9
Taxes, other than income taxes	67	79	(12)
Steam operating income	$97	$80	$17

CECONY’s steam sales and deliveries for the nine months ended September 30, 2014 compared with the 2013 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2014	September 30, 2013	Variation	Percent Variation	September 30, 2014	September 30, 2013	Variation	Percent Variation
General	470	400	70	17.5%	$24	$24	$—	—
Apartment house	4,956	4,630	326	7.0	135	146	(11)	(7.5)%
Annual power	12,551	11,658	893	7.7	365	383	(18)	(4.7)
Other operating revenues	—	—	—	—	(39)	(31)	(8)	25.8
Total	17,977	16,688	1,289	7.7%	$485	$522	($37)	(7.1)%

CECONY’s steam operating revenues decreased $37 million in the nine months ended September 30, 2014 compared with the 2013 period due primarily to lower fuel costs ($40 million) and lower revenues from the steam rate plans ($21 million), offset by the weather impact on revenues ($21 million) and higher purchased power costs ($7 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes increased 7.7 percent in the nine months ended September 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries increased 2.6 percent in the nine months ended September 30, 2014, reflecting lower average normalized use per customer.

CECONY’s steam fuel costs decreased $40 million in the nine months ended September 30, 2014 compared with the 2013 period due to lower unit costs ($44 million), offset by higher sendout volumes ($4 million). Steam purchased power costs increased $7 million in the nine months ended September 30, 2014 compared with the 2013 period due to an increase in unit costs ($6 million) and sendout volumes ($1 million).

Steam operating income increased $17 million in the nine months ended September 30, 2014 compared with the 2013 period. The increase reflects primarily lower operations and maintenance expense ($18 million, due primarily to lower pension expense ($19 million), offset by higher healthcare costs $1 million)) and lower taxes other than income taxes ($12 million, principally property taxes and sales and use tax refund), offset in part by higher depreciation and amortization ($9 million).

Other Income (Deductions)

Other income (deductions) increased $15 million in the nine months ended September 30, 2014 compared with the 2013 period due primarily to the gain on sale of certain non-utility property.

Income Tax Expense

Income taxes increased $65 million in the nine months ended September 30, 2014 compared with the 2013 period due primarily to higher income before income tax expense and lower favorable tax adjustments related to flow-through federal income tax benefits associated with plant recorded in conjunction with filing CECONY’s federal tax return in September of 2014 ($6 million).

O&R

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(Millions of Dollars)	Electric	Gas	2014 Total	Electric	Gas	2013 Total	2014-2013 Variation
Operating revenues	$525	$155	$680	$492	$143	$635	$45
Purchased power	187	—	187	169	—	169	18
Gas purchased for resale	—	65	65	—	50	50	15
Net revenues	338	90	428	323	93	416	12
Operations and maintenance	185	50	235	176	49	225	10
Depreciation and amortization	33	12	45	31	11	42	3
Taxes, other than income taxes	33	13	46	35	13	48	(2)
Operating income	$87	$15	$102	$81	$20	$101	$1

Electric

O&R’s results of electric operations for the nine months ended September 30, 2014 compared with the 2013 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2014	September 30, 2013	Variation
Operating revenues	$525	$492	$33
Purchased power	187	169	18
Net revenues	338	323	15
Operations and maintenance	185	176	9
Depreciation and amortization	33	31	2
Taxes, other than income taxes	33	35	(2)
Electric operating income	$87	$81	$6

O&R’s electric sales and deliveries for the nine months ended September 30, 2014 compared with the 2013 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2014	September 30, 2013	Variation	Percent Variation	September 30, 2014	September 30, 2013	Variation	Percent Variation
Residential/Religious(a)	1,181	1,235	(54)	(4.4)%	$237	$224	$13	5.8%
Commercial/Industrial	620	667	(47)	(7.0)	106	100	6	6.0
Retail access customers	2,463	2,394	69	2.9	158	148	10	6.8
Public authorities	77	79	(2)	(2.5)	10	8	2	25.0
Other operating revenues	—	—	—	—	14	12	2	16.7
Total	4,341	4,375	(34)	(0.8)%	$525	$492	$33	6.7%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $33 million in the nine months ended September 30, 2014 compared with the 2013 period due primarily to higher purchased power costs ($18 million) and higher revenues from the New York electric rate plan ($11 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area decreased 0.8 percent in the nine months ended September 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in O&R’s service area in the nine months ended September 30, 2014 was the same as in the 2013 period.

Electric operating income increased $6 million in the nine months ended September 30, 2014 compared with the 2013 period. The increase reflects primarily higher revenues from the New York electric rate plan ($11 million) and lower taxes other than income taxes ($2 million), offset in part by higher operations and maintenance expense ($9 million, reflecting primarily certain regulatory credits in the 2013 period ($3 million), higher costs for injuries and damages ($2 million), higher pension expense ($2 million) and higher healthcare costs ($1 million)) and higher depreciation and amortization ($2 million).

Gas

O&R’s results of gas operations for the nine months ended September 30, 2014 compared with the 2013 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2014	September 30, 2013	Variation
Operating revenues	$155	$143	$12
Gas purchased for resale	65	50	15
Net revenues	90	93	(3)
Operations and maintenance	50	49	1
Depreciation and amortization	12	11	1
Taxes, other than income taxes	13	13	—
Gas operating income	$15	$20	$(5)

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2014 compared with the 2013 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2014	September 30, 2013	Variation	Percent Variation	September 30, 2014	September 30, 2013	Variation	Percent Variation
Residential	5,493	4,894	599	12.2%	$73	$66	$7	10.6%
General	1,238	1,066	172	16.1	14	12	2	16.7
Firm transportation	8,970	8,186	784	9.6	55	55	—	—
Total firm sales and transportation	15,701	14,146	1,555	11.0	142	133	9	6.8
Interruptible sales	3,236	3,116	120	3.9	2	2	—	—
Generation plants	58	15	43	Large	1	—	1	Large
Other	663	600	63	10.5	—	—	—	—
Other gas revenues	—	—	—	—	10	8	2	25.0
Total	19,658	17,877	1,781	10.0%	$155	$143	$12	8.4%

O&R’s gas operating revenues increased $12 million in the nine months ended September 30, 2014 compared with the 2013 period due primarily to an increase in gas purchased for resale costs in 2014 ($15 million). O&R’s New York revenues from gas sales are subject to a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Sales and transportation volumes for firm customers increased 11.0 percent in the nine months ended September 30, 2014 compared with the 2013 period. After adjusting for variations, principally weather and billing days, total firm sales and transportation volumes increased 2.1 percent in the nine months ended September 30, 2014 compared with the 2013 period.

Gas operating income decreased $5 million in the nine months ended September 30, 2014 compared with the 2013 period. The decrease reflects primarily lower net revenues ($3 million), higher operations and maintenance expense ($1 million) and higher depreciation and amortization ($1 million).

Income Taxes

Income taxes increased $13 million in the nine months ended September 30, 2014 compared with the 2013 period due primarily to higher income before income tax expense, changes in estimates of accumulated deferred income taxes in the 2013 period ($6 million) and unfavorable tax adjustments related to flow-through federal income taxes associated with plant recorded in conjunction with filing O&R’s federal tax return in September of 2014 ($1 million).

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the nine months ended September 30, 2014 compared with the 2013 period reflect the following:

	Nine Months Ended
(Millions of Dollars)	September 30, 2014	September 30, 2013	Variation
Operating revenues	$934	$834	$100
Purchased power	727	705	22
Gas purchased for resale	75	17	58
Net revenues	132	112	20
Operations and maintenance	78	76	2
Depreciation and amortization	14	16	(2)
Taxes, other than income taxes	15	13	2
Gain on sale of solar energy projects	(45)	—	(45)
Operating income	$70	$7	$63

The competitive energy businesses’ operating revenues increased $100 million in the nine months ended September 30, 2014 compared with the 2013 period, due primarily to higher wholesale and electric retail revenues and the impact of the LILO transactions ($27 million, see Note I to the Third Quarter Financial Statements). Wholesale revenues increased $44 million, electric retail revenues increased $29 million, due primarily to higher unit prices ($57 million), offset by lower sales volume ($28 million), and energy services and other revenues increased $5 million and $7 million, respectively, in the nine months ended September 30, 2014 as compared with the 2013 period. Solar revenues decreased $12 million in the nine months ended September 30, 2014 as compared with the 2013 period due primarily to Con Edison Development’s sale of 50 percent of its membership interest in CCH as these projects are now accounted for under the equity method (see Note N to the Third Quarter Financial Statements).

Purchased power costs increased $22 million in the nine months ended September 30, 2014 compared with the 2013 period, due primarily to higher unit prices ($63 million) and changes in mark-to-market values ($9 million), offset by lower volumes ($50 million). Gas purchased for resale increased $58 million in the nine months ended September 30, 2014 compared with the 2013 period, due primarily to higher volumes.

Operating income increased $63 million in 2014 compared with 2013 due primarily to the gain on sale of solar energy projects ($45 million) and the impact of the LILO transactions ($27 million), offset by changes in mark-to-market values ($7 million).

Other Income (Deductions)

Other income (deductions) increased $20 million in the nine months ended September 30, 2014 compared with the 2013 period, primarily reflecting income from those of Con Edison Development’s solar investments that are accounted for under the equity method.

Net Interest Expense

Net interest expense decreased $141 million in the nine months ended September 30, 2014 compared with the 2013 period, due primarily to the impact of the LILO transactions. See Note I to the Third Quarter Financial Statements.

Income Taxes

Income taxes increased $106 million in the nine months ended September 30, 2014 compared with the 2013 period, due primarily to higher income before income tax expense and a tax benefit resulting from the acceptance by the IRS of the company’s claim for a manufacturing tax deduction in 2013 ($15 million). See Note J to the Third Quarter Financial Statements.

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

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	182,583	$56.33	—	—
August 1, 2014 to August 31, 2014	71,204	57.07	—	—
September 1, 2014 to September 30, 2014	54,534	57.12	—	—
Total	308,321	$56.64	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Item 6: Exhibits

CON EDISON

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2014 and 2013, and the 12-month period ended December 31, 2013.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2014 and 2013, and the 12-month period ended December 31, 2013.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

CONSOLIDATED EDISON, INC.
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

DATE: November 6, 2014	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

