Form 10-K
period 2014-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2015-02-19
CIK 1047862, 23632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

4 Irving Place,

New York, New York 10003

(212) 460-4600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Consolidated Edison, Inc.,
Common Shares ($.10 par value)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

CON EDISON ANNUAL REPORT 2014	1

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Consolidated Edison, Inc. (Con Edison)	Yes	☒	No	☐
Consolidated Edison Company of New York, Inc. (CECONY)	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒

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

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2014, was approximately $16.9 billion.

As of January 30, 2015, Con Edison had outstanding 292,888,812 Common Shares ($.10 par value).

All of the outstanding common equity of CECONY is held by Con Edison.

Documents Incorporated By Reference

Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 18, 2015, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2014, is incorporated in Part III of this report.

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

2	CON EDISON ANNUAL REPORT 2014

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Consolidated Edison Transmission, LLC
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States of America
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
VIE	Variable interest entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

CON EDISON ANNUAL REPORT 2014	3

Units of Measure
AC	Alternating current
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour

Other
AFUDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
DSP	Distributed System Platform
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

4	CON EDISON ANNUAL REPORT 2014

CON EDISON ANNUAL REPORT 2014	5

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

Con Edison is a holding company that owns:

•	CECONY, which delivers electricity, natural gas and steam to customers in New York City and Westchester County;

•	O&R (together with CECONY referred to as the Utilities), which delivers electricity and natural gas to customers primarily located in southeastern New York, and northern New Jersey and northeastern Pennsylvania;

•	Competitive energy businesses, which sell to retail customers electricity purchased in wholesale markets and enter into related hedging transactions; provide energy-related products and services to wholesale and retail customers, and develop, own and operate renewable and energy infrastructure projects; and

•	Consolidated Edison Transmission, LLC (Con Edison Transmission), which was formed in 2014 to invest in a transmission company.

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

Selected Financial Data

Con Edison

	For the Year Ended December 31,
(Millions of Dollars, except per share amounts)	2010	2011		2012		2013		2014
Operating revenues	$13,325	$12,886		$12,188		$12,354		$12,919
Energy costs	5,754	5,001		3,887		4,054		4,513
Operating income	2,120	2,239		2,339		2,244		2,209
Net income	1,003	1,062		1,141		1,062	(c)	1,092
Total assets	36,348	39,214	(a)	41,209	(b)	40,647	(d)	44,308	(e)
Long-term debt	10,671	10,143		10,062		10,489		11,631
Total equity	11,274	11,649		11,869		12,245		12,585
Basic earnings per share	$3.49	$3.59		$3.88		$3.62		$3.73
Diluted earnings per share	$3.47	$3.57		$3.86		$3.61		$3.71
Cash dividends per common share	$2.38	$2.40		$2.42		$2.46		$2.52
Book value per share	$37.95	$39.05		$40.53		$41.81		$42.97
Average common shares outstanding (millions)	284	293		293		293		293
Stock price low	$41.52	$48.55		$53.63		$54.33		$52.23
Stock price high	$51.03	$62.74		$65.98		$63.66		$68.92

(a)	Reflects a $1,230 million increase in net plant and a $1,481 million increase in regulatory assets for unrecognized pension and other postretirement costs.
(b)	Reflects a $1,846 million increase in net plant and a $304 million increase in regulatory assets for deferred storm costs.
(c)	Reflects a charge to earnings of $95 million (after taxes of $63 million) relating to the LILO transactions. See “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8.
(d)	Reflects a $2,947 million decrease in regulatory assets for unrecognized pension and other postretirement costs offset by a $1,497 million increase in net plant, a $280 million increase in cash, a $257 million increase in special deposits and a $223 million increase in regulatory assets for future income tax. See Notes B, E and F to the financial statements in Item 8.
(e)	Reflects a $2,116 million increase in regulatory assets for unrecognized pension and other postretirement costs and a $1,391 million increase in net plant. See Notes E and F to the financial statements in Item 8.

6	CON EDISON ANNUAL REPORT 2014

CECONY

	For the Year Ended December 31,
(Millions of Dollars)	2010	2011		2012		2013		2014
Operating revenues	$10,573	$10,432		$10,187		$10,430		$10,786
Energy costs	3,715	3,243		2,665		2,873		2,985
Operating income	1,922	2,083		2,093		2,060		2,139
Net income for common stock	893	978		1,014		1,020		1,058
Total assets	32,605	35,218	(a)	36,885	(b)	36,258	(c)	39,637	(d)
Long-term debt	9,743	9,220		9,145		9,366		10,864
Shareholder’s equity	10,136	10,431		10,552		10,847		11,188

(a)	Reflects a $1,101 million increase in net plant and a $1,402 million increase in regulatory assets for unrecognized pension and other postretirement costs.
(b)	Reflects a $1,243 million increase in net plant and a $229 million increase in regulatory assets for deferred storm costs.
(c)	Reflects a $2,797 million decrease in regulatory assets for unrecognized pension and other postretirement costs offset by a $1,405 million increase in net plant, a $280 million increase in cash and $215 million and $199 million increases in regulatory assets for environmental remediation costs and future income tax, respectively. See Notes B, E and F to the financial statements in Item 8.
(d)	Reflects a $1,999 million increase in regulatory assets for unrecognized pension and other postretirement costs and a $1,440 million increase in net plant. See Notes E and F to the financial statements in Item 8.

Significant 2014 Developments and Outlook

•	Con Edison reported 2014 net income of $1,092 million or $3.73 a share compared with $1,062 million or $3.62 a share in 2013. Earnings from ongoing operations, which exclude the effects of the gain on sale of solar electric production projects, the LILO transactions (see “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8) and the net mark-to-market effects of the competitive energy businesses, were $1,140 million or $3.89 a share in 2014 compared with $1,112 million or $3.80 a share in 2013. See “Non-GAAP Financial Measure” below. The results of operations reflect changes in the Utilities’ rate plans, the cold weather benefit to steam revenues, increases in certain operations and maintenance expenses, depreciation and amortization, and the net mark-to-market effects of the competitive energy businesses. See “Results of Operations” in Item 7.

•	CECONY delivered 56,303 million kWhs of electricity (1.1 percent decrease from prior year), 154,859 MDt of gas (11.4 percent increase from prior year) and 23,016 MMlb of steam to its customers (5.0 percent increase from prior year). O&R delivered 5,669 million kWhs of electricity (0.9 percent decrease from prior year) and 26,337 MDt of gas (5.4 percent increase from prior year). CECONY and O&R’s New York electric and gas rate plans include revenue decoupling mechanisms pursuant to which delivery revenues are not generally affected by changes in delivery volumes from levels assumed in the rate plans. See “Results of Operations” in Item 7.

•	CECONY forecasts average annual growth in peak demand in its service area at design conditions over the next five years for electric and gas to be approximately 0.9 percent and 2.8 percent, respectively, and average annual decrease in steam peak demand in its service area at design conditions over the next five years to be approximately 0.8 percent. O&R forecasts average annual growth of the peak demand in its service area over the next five years at design conditions for electric and gas to be approximately 0.9 percent and 0.6 percent, respectively. See “The Utilities” in Item 1.

•	In 2014, the Utilities invested $2,274 million to upgrade and reinforce their energy delivery systems and the competitive energy businesses invested $447 million primarily in solar electric production projects. In 2015, the Companies are expected to invest $2,912 million for their energy delivery systems and renewable electric production projects. The Companies expect to meet their 2015 capital requirements, including maturing securities, through internally-generated funds and the issuance of between $1,000 million and $1,500 million of long-term debt. Con Edison does not expect to need to issue common equity in 2015 other than through its dividend reinvestment, employee stock purchase and long term incentive plans. See “Capital Requirements and Resources” in Item 1.

•	In March 2014, an explosion and fire destroyed two buildings to which CECONY had provided gas service. Eight people died and more than 48 people were injured. The National Transportation Safety Board and the New York State Public Service Commission (NYSPSC) are investigating. See Note H to the financial statements in Item 8.

•

In 2014, the NYSPSC adopted a Joint Proposal with respect to CECONY’s rates for electric, gas and steam delivery service in 2014 and 2015 (and gas and steam delivery service in 2016); the NYSPSC initiated its Reforming the Energy Vision proceeding to improve system efficiency and reliability, encourage renewable energy and distributed energy resources and empower customer choice; the NYSPSC initiated a proceeding to investigate the practices of qualifying persons to perform plastic fusions on gas facilities; and O&R filed requests with the NYSPSC for an electric rate increase of $33.4 million and a gas rate increase of $40.7 million,

CON EDISON ANNUAL REPORT 2014	7

effective November 2015. See “Utility Regulation” in Item 1 and Note B to the financial statements in Item 8.

•	In January 2015, CECONY filed a request with the NYSPSC for an electric rate increase of $368 million, effective January 2016. The filing reflects a return on common equity of 10 percent and a common equity ratio of approximately 48 percent. See “Rate Plans” in Note B to the financial statements in Item 8.

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

Forward-Looking Statements

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to, those discussed under “Risk Factors,” in Item 1A.

Non-GAAP Financial Measure

Earnings from ongoing operations is a financial measure that is not determined in accordance with generally accepted accounting principles in the Unites States of America (GAAP). Earnings from ongoing operations should not be considered as an alternative to net income. Management uses this non-GAAP measure to facilitate the analysis of the company’s ongoing performance and believes that this non-GAAP measure also is useful and meaningful to investors. The following table is a reconciliation of Con Edison’s reported net income to earnings from ongoing operations and reported earnings per share to earnings per share from ongoing operations.

(Millions of Dollars, except per share amounts)	2010	2011	2012	2013	2014
Reported net income for common stock – GAAP basis	$992	$1,051	$1,138	$1,062	$1,092
Gain on sale of solar electric production projects(a)	-	-	-	-	(26)
Loss from LILO transactions(b)	-	-	-	95	1
Net mark-to-market effects of the competitive energy businesses(c)	(11)	13	(40)	(45)	73
Earnings from ongoing operations	$981	$1,064	$1,098	$1,112	$1,140
Reported earnings per share – GAAP basis (basic)	$3.49	$3.59	$3.88	$3.62	$3.73
Gain on sale of solar electric production projects	-	-	-	-	(0.09)
Loss from LILO transactions	-	-	-	0.32	-
Net mark-to-market effects of the competitive energy businesses	(0.04)	0.05	(0.13)	(0.14)	0.25
Earnings per share from ongoing operations	$3.45	$3.64	$3.75	$3.80	$3.89

(a)	After taxes of $19 million for the year ended December 31, 2014.
(b)	In 2013, a court disallowed tax losses claimed by Con Edison relating to Con Edison Development’s LILO transactions and the company subsequently terminated the transactions, resulting in a charge to earnings of $95 million (after taxes of $63 million). In 2014, adjustments were made to taxes and accrued interest.
(c)	After taxes of $8 million, $9 million, $29 million, $30 million and $55 million for the years ended December 31, 2010 through 2014, respectively.

8	CON EDISON ANNUAL REPORT 2014

Item 1:	Business

CON EDISON ANNUAL REPORT 2014	9

Incorporation By Reference

Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

10	CON EDISON ANNUAL REPORT 2014

PART I

Item 1:	Business

Overview

Consolidated Edison, Inc. (Con Edison), incorporated in New York State in 1997, is a holding company that owns all of the outstanding common stock of Consolidated Edison Company of New York, Inc. (CECONY), Orange and Rockland Utilities, Inc. (O&R) and the competitive energy businesses. In addition, in 2014 Con Edison formed Consolidated Edison Transmission LLC (Con Edison Transmission) to invest in a transmission company. As used in this report, the term the “Companies” refers to Con Edison and CECONY.

Con Edison’s principal business operations are those of CECONY, O&R and the Competitive Energy Businesses. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The competitive energy businesses sell electricity to retail customers, provide energy-related products and services, and develop, own and operate renewable and energy infrastructure projects.

Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted assets. The company invests to provide reliable, resilient, safe, and clean energy critical for New York City’s growing economy. The company is an industry leading owner and operator of contracted, large-scale solar generation in the U.S. Con Edison is a responsible neighbor, helping the communities it serves become more sustainable.

CECONY

Electric

CECONY provides electric service to approximately 3.4 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas

CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam

CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 23,000 MMlb of steam annually to approximately 1,700 customers in parts of Manhattan.

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses sell to retail customers electricity purchased in wholesale markets and enter into related hedging transactions, provide energy-related products and services to wholesale and retail customers, and develop, own and operate renewable and energy infrastructure projects. At December 31, 2014, Con Edison’s equity investment in its competitive energy businesses was $464 million and their assets were $1,025 million.

CON EDISON ANNUAL REPORT 2014	11

Utility Regulation

State Utility Regulation

Regulators

The Utilities are subject to regulation by the NYSPSC, which under the New York Public Service Law, is authorized to set the terms of service and the rates the Utilities charge for providing service in New York. It also approves the issuance of the Utilities’ securities. It exercises jurisdiction over the siting of the Utilities’ electric transmission lines and approves mergers or other business combinations involving New York utilities. In addition, it has the authority to impose penalties on utilities, which could be substantial, for violating state utility laws and regulations and its orders. O&R’s New Jersey subsidiary, RECO, is subject to similar regulation by the New Jersey Board of Public Utilities (NJBPU). O&R’s Pennsylvania subsidiary, Pike, is subject to similar regulation by the Pennsylvania Public Utility Commission (PAPUC). The NYSPSC, together with the NJBPU and the PAPUC, are referred to herein as state utility regulators.

In March 2013, following the issuance of recommendations by a commission established by the Governor of New York and submission by the Governor of a bill to the State legislature, the New York Public Service Law was amended to, among other things, authorize the NYSPSC to (i) levy expanded penalties against combination gas and electric utilities; (ii) review, at least every five years, an electric utility’s capability to provide safe, adequate and reliable service, order the utility to comply with additional and more stringent terms of service than existed prior to the review, assess the continued operation of the utility as the provider of electric service in its service territory and propose, and act upon, such measures as are necessary to ensure safe and adequate service; and (iii) based on findings of repeated violations of the New York Public Service Law or rules or regulations adopted thereto that demonstrate a failure of a combination gas and electric utility to continue to provide safe and adequate service, revoke or modify an operating certificate issued to the utility by the NYSPSC (following consideration of certain factors, including public interest and standards deemed necessary by the NYSPSC to ensure continuity of service, and due process).

Electric Utility Industry Restructuring In New York

In the 1990s, the NYSPSC restructured the electric utility industry in the state. In accordance with NYSPSC orders, the Utilities sold all of their electric generating facilities other than those that also produce steam for CECONY’s steam business (see Electric Operations – Electric Facilities below) and provided all of their customers the choice to buy electricity or gas from the Utilities or other suppliers (see Electric Operations – Electric Sales and Deliveries and Gas Operations – Gas Sales and Deliveries below). In addition, the Utilities no longer control and operate their electric transmission facilities. See “New York Independent System Operator (NYISO),” below.

Following industry restructuring, there were several utility mergers as a result of which substantially all of the electric and gas delivery service in New York State is now provided by one of four investor-owned utility companies – Con Edison, National Grid plc, Iberdrola, S.A. and Fortis Inc. – or one of two state authorities – New York Power Authority (NYPA) or Long Island Power Authority.

Reforming the Energy Vision Proceeding

In April 2014, the NYSPSC instituted its Reforming the Energy Vision (REV) proceeding, the goals of which are to improve electric system efficiency and reliability, encourage renewable energy resources, support distributed energy resources (DER), and empower customer choice. In this proceeding, the NYSPSC is examining the establishment of a Distributed System Platform (DSP) to manage and coordinate DER, and provide customers with market data and tools to manage their energy use. The NYSPSC also is examining how its regulatory practices should be modified to incent utility practices to promote REV objectives. The proceeding will follow a two-phased schedule with policy determinations for DSP and related matters expected in early 2015 and for regulatory design and regulatory matters, later in 2015.

In August 2014, the NYSPSC staff issued a straw proposal in the REV proceeding in which it indicated that “[t]he reforms envisioned in this proceeding are comprehensive and transformative, and the on-going design and pragmatic implementation of them will take years.” The NYSPSC staff recommended, among other things, that:

•	The NYSPSC should adopt the basic elements of the REV vision and proceed with implementation as proposed in the straw proposal;

•	Existing utilities should serve as DSPs subject to performance reviews;

•	Customers and energy service providers should have access to energy usage information to enable customers to assess the economic value of off-peak usage;

•	Where utility affiliates participate in DSP markets within the service territory operated by their parent company, appropriate market power protections must be in place; and

•	As a transition toward market-based approaches to increase levels of efficiency and renewable energy, utilities should integrate energy efficiency into their regular operations and should take responsibility for procurement of renewable energy.

In December 2014, the NYSPSC encouraged utilities and third parties to begin working together to develop potential

12	CON EDISON ANNUAL REPORT 2014

demonstration projects that will inform decisions with respect to developing DSP functionalities, measuring customer response to programs and prices associated with REV markets, and determining the most effective implementation of DER.

The Companies are not able to predict the outcome of the REV proceeding or its impact.

Rate Plans

Investor-owned utilities in the United States provide service to customers according to the terms of tariffs approved by the appropriate state utility regulator. The tariffs include schedules of rates for service that limit the rates charged by the utilities to amounts that recover from their customers costs approved by the regulator, including capital costs, of providing service to customers as defined by the tariff. The tariffs implement rate plans adopted by state utility regulators in rate orders issued at the conclusion of rate proceedings. The utilities’ earnings depend on the limits on rates authorized in their rate plans and their ability to operate their businesses in a manner consistent with such rate plans.

The utilities’ rate plans cover specified periods, but rates determined pursuant to a plan generally continue in effect until a new rate plan is approved by the state utility regulator. In New York, either the utility or the NYSPSC can commence a proceeding for a new rate plan, and a new rate plan filed by the utility will generally take effect automatically in approximately 11 months unless prior to such time the NYSPSC approves a rate plan.

In each rate proceeding, rates are determined by the state utility regulator following the submission by the utility of testimony and supporting information, which are subject to review by the staff of the regulator. Other parties with an interest in the proceeding can also review the utility’s proposal and become involved in the rate proceeding. The review process is overseen by an Administrative Law Judge. After an Administrative Law Judge issues a recommended decision, that generally considers the interests of the utility, the regulatory staff, other parties, and legal requisites, the regulator will issue a rate order. The utility and the regulator’s staff and interested parties may enter jointly into a proposed settlement agreement prior to the completion of this administrative process, in which case the agreement could be approved by the regulator with or without modification.

For each rate plan, the revenues needed to provide the utility a return on invested capital is determined by multiplying the utilities’ forecasted rate base by the pre-tax weighted average cost of capital determined in the rate plan. In general, rate base is the sum of the utility’s net plant and working capital less deferred taxes. The NYSPSC uses a forecast of the average rate base for the year that new rates would be in effect (“rate year”). The NJBPU and the PAPUC use the rate base balances that would exist at the beginning of the rate year. The capital structure used in the weighted average cost of capital is determined using actual and forecast data for the same time periods as rate base. The costs of long-term debt, customer deposits and the allowed return on common equity represent a combination of actual and forecast financing information. The allowed return on common equity is determined by each state’s respective utility regulator. The NYSPSC’s current methodology for determining the allowed return on common equity assigns a one-third weight to an estimate determined from a capital asset pricing model applied to a peer group of utility companies and a two-thirds weight to an estimate determined from a dividend discount model using stock prices and dividend forecasts for a peer group of utility companies. Both methodologies employ market measurements of equity capital to estimate returns rather than the accounting measurements to which such estimates are applied in setting rates.

Pursuant to the Utilities’ rate plans, there generally can be no change to the rates charged to customers during the respective terms of the rate plans other than specified adjustments provided for in the rate plans.

For information about the Utilities’ rate plans see Note B to the financial statements in Item  8 (which information is incorporated by reference herein).

Liability for Service Interruptions and Other Non-rate Conditions of Service

The tariff provisions under which CECONY provides electric, gas and steam service limit the company’s liability to pay for damages resulting from service interruptions to circumstances resulting from its gross negligence or willful misconduct.

CECONY’s tariff for electric service also provides for reimbursement to electric customers for spoilage losses resulting from service interruptions in certain circumstances. In general, the company is obligated to reimburse affected residential and commercial customers for food spoilage of up to $450 and $9,000, respectively, and reimburse affected residential customers for prescription medicine spoilage losses without limitation on amount per claim. The company’s maximum aggregate liability for such reimbursement for an incident is $15 million. The company is not required to provide reimbursement to electric customers for outages attributable to generation or transmission system facilities or events beyond its control, such as storms, provided the company makes reasonable efforts to restore service as soon as practicable.

In June 2013, a commission established by the Governor of New York issued its final report on utility storm preparation and

CON EDISON ANNUAL REPORT 2014	13

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

In December 2013, the NYSPSC approved a scorecard for use as a guide in assessing electric utility performance in restoring electric service during outages that result from a major storm event, to assist in holding the utilities accountable to certain performance levels, and to guide utilities as to the NYSPSC’s expectations for their restoration efforts. The order indicated that the scorecard, which could also be applied by the NYSPSC for other outages or actions, was developed to work with the penalty and emergency response plan provisions of the New York Public Service Law, as amended in 2013 (see “Regulators,” above). The scorecard includes performance metrics in categories for preparation, operations response and communications. Within 30 days of the completion of customer restoration, electric utilities are required to provide data for the scorecard. The NYSPSC staff would use the data to assess performance against the metrics and determine a score for each such event for each electric utility.

Generic Proceedings

The NYSPSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in New York State. Pending proceedings include the REV proceeding, discussed above, and proceedings relating to utilities exiting the service of selling electric energy and gas at retail (including an examination of utilities’ existing responsibility to act as provider of last resort); the utilities’ vision for the “smart grid”; utility staffing levels; and the implementation of energy efficiency and renewable energy programs and consumer protections. The Utilities are typically active participants in such proceedings.

Federal Utility Regulation

The Federal Energy Regulatory Commission (FERC), among other things, regulates the transmission and wholesale sales of electricity in interstate commerce and the transmission and sale of natural gas for resale in interstate commerce. In addition, the FERC has the authority to impose penalties, which could be substantial, including penalties for the violation of reliability and cyber security rules. Certain activities of the Utilities and the competitive energy businesses are subject to the jurisdiction of the FERC. The Utilities are subject to regulation by the FERC with respect to electric transmission rates and to regulation by the NYSPSC with respect to electric and gas retail commodity sales and local delivery service. As a matter of practice, the NYSPSC has approved delivery service rates that include both distribution and transmission costs. FERC approval is being sought to recover costs for certain transmission projects. See “Con Edison Transmission,” below

New York Independent System Operator (NYISO)

The NYISO is a not-for-profit organization that controls and operates most of the electric transmission facilities in New York State, including those of the Utilities, as an integrated system and administers wholesale markets for electricity in New York State. In addition to operating the state’s high voltage grid, the NYISO administers the energy, ancillary services and capacity markets. The New York State Reliability Council (NYSRC) promulgates reliability standards subject to FERC oversight. Pursuant to a requirement that is set annually by the NYSRC, the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (owned, procured through the NYISO capacity markets or contracted for) in an amount equal to the peak demand of their customers plus the applicable reserve margin. In addition, the NYISO has determined that entities that serve customers in New York City must have enough capacity that is electrically located in New York City to cover a substantial percentage (currently 85 percent; 83.5 percent effective May 2015) of the peak demands of their New York City customers. These

14	CON EDISON ANNUAL REPORT 2014

requirements apply both to regulated utilities such as CECONY and O&R for the customers they supply under regulated tariffs and to companies such as Con Edison Solutions that supply customers on market terms. To address the possibility of a disruption due to the unavailability of gas, generating units located in New York City that are capable of using either gas or oil as fuel may be required to use oil as fuel for certain periods and new generating units are required to have dual fuel capability. RECO, O&R’s New Jersey subsidiary, provides electric service in an area that has a different independent system operator – PJM Interconnection LLC (PJM). See “CECONY – Electric Operations – Electric Supply” and “O&R – Electric Operations – Electric Supply,” below.

New York Energy Highway

In October 2012, the Energy Highway Task Force appointed by the Governor of New York issued its Blueprint containing recommendations to modernize New York’s energy systems. The recommended actions included electric transmission construction and upgrades to electric and natural gas infrastructure. In November 2012, the NYSPSC established a proceeding to review specific proposals from utilities and private developers for new electric transmission lines and upgrades to existing facilities that will address transmission congestion between upstate and downstate. See “Con Edison Transmission,” below.

Competition

Distributed generation, such as solar energy production facilities, fuel cells and micro-turbines, provide alternative sources of energy for the Utilities’ electric delivery customers, as does oil for the Utilities’ gas delivery customers. Other distributed energy resources, such as demand reduction and energy efficiency programs, also provide alternatives for the Utilities’ delivery customers. In its ongoing REV proceeding, the NYSPSC is considering the extent to which New York electric distribution utilities and their affiliates will be permitted to compete with other providers of distributed energy resources. See “Reforming the Energy Vision Proceeding” above. At December 31, 2014, there were 4,200 and 1,953 distributed generation projects interconnected with CECONY and O&R, respectively, with aggregate capacities as shown on the following table:

	CECONY		O&R
Technology	Total MW	%	Total MW	%
Internal-combustion engines	101	46	25	46
Photovoltaic solar	58	26	28	52
Gas turbines	40	18	-	-
Micro turbines	9	5	1	2
Fuel cells	8	4	-	-
Steam turbines	3	1	-	-
Total Distribution-level distributed generation	219	100%	54	100%

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

The competitive energy businesses participate in competitive energy supply and services businesses and renewable and energy infrastructure projects that are subject to different risks than those found in the businesses of the Utilities.

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

Electric Operations

Electric Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $15,531 million and $14,496 million at December 31, 2014 and 2013, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $2,744 million and $2,597 million at December 31, 2014 and 2013, respectively, and for its portion of the steam-electric generation facilities, the costs for utility plant, net of accumulated depreciation, were $451 million and $452 million, at December 31, 2014 and 2013, respectively.

CON EDISON ANNUAL REPORT 2014	15

Distribution Facilities.     CECONY owns 62 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2014, the company’s distribution system had a transformer capacity of 29,474 MVA, with 36,934 miles of overhead distribution lines and 98,327 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States.

Transmission Facilities.    The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2014, CECONY owned or jointly owned 438 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 749 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 39 transmission substations and 62 area stations are supplied by circuits operated at 69 kV and above. In 2013, the NYSPSC approved transmission projects to address, among other things, reliability concerns associated with the potential closure of the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries). See “CECONY – Electric Operations – Electric Supply” and “Con Edison Transmission,” below.

CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas (NYSEG), Connecticut Light & Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Generating Facilities.    CECONY’s electric generating facilities consist of plants located in Manhattan with an aggregate capacity of 705 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2015 for use in these facilities.

Electric Sales and Deliveries

CECONY delivers electricity to its full-service customers who purchase electricity from the company. The company also delivers electricity to its customers who choose to purchase electricity from other energy suppliers (energy choice program). In addition, the company delivers electricity to state and municipal customers of NYPA and economic development customers of municipal electric agencies.

The company charges all customers in its service area for the delivery of electricity. The company generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. CECONY’s electric revenues are subject to a revenue decoupling mechanism. As a result, its electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. CECONY’s electric sales and deliveries for the last five years were:

	Year Ended December 31,
	2010	2011	2012	2013	2014
Electric Energy Delivered (millions of kWhs)
CECONY full service customers	24,142	22,622	20,622	20,118	19,757
Delivery service for energy choice customers	23,098	24,234	25,990	26,574	26,221
Delivery service to NYPA customers and others	10,834	10,408	10,267	10,226	10,325
Delivery service for municipal agencies	619	562	322	-	-
Total Deliveries in Franchise Area	58,693	57,826	57,201	56,918	56,303
Electric Energy Delivered ($ in millions)
CECONY full service customers	$5,546	$5,237	$4,731	$4,799	$5,023
Delivery service for energy choice customers	2,123	2,354	2,750	2,683	2,646
Delivery service to NYPA customers and others	516	555	596	602	625
Delivery service for municipal agencies	22	22	10	-	-
Other operating revenues	169	60	89	47	143
Total Deliveries in Franchise Area	$8,376	$8,228	$8,176	$8,131	$8,437
Average Revenue per kWh Sold (Cents)(a)
Residential	25.8	25.6	25.6	27.0	28.9
Commercial and Industrial	20.4	20.7	20.0	20.6	22.1

(a)	Includes Municipal Agency sales.

16	CON EDISON ANNUAL REPORT 2014

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand

The electric peak demand in CECONY’s service area generally occurs during the summer air conditioning season. The weather during the summer of 2014 was cooler than design conditions. CECONY’s 2014 service area peak demand was 12,198 MW, which occurred on September 2, 2014. The 2014 peak demand included an estimated 4,937 MW for CECONY’s full-service customers, 5,435 MW for customers participating in its electric energy choice program and 1,825 MW for NYPA’s electric commodity customers and municipal electric agency customers. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the NYISO can invoke demand reduction programs under specific circumstances, design conditions do not include these programs’ potential impact. However, the CECONY forecasted peak demand at design conditions does include the impact of other demand reduction programs. The company estimates that, under design weather conditions, the 2015 service area peak demand will be 13,775 MW, including an estimated 5,750 MW for its full-service customers, 5,960 MW for its electric energy choice customers and 2,065 MW for NYPA’s customers and municipal electric agency customers. The company forecasts average annual growth in electric peak demand in its service area at design conditions over the next five years to be approximately 0.9 percent per year.

Electric Supply

Most of the electricity sold by CECONY to its full-service customers in 2014 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. The company expects that these resources will again be adequate to meet the requirements of its customers in 2015. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for approximately 2,029 MW of electric generating capacity, see Notes I and O to the financial statements in Item 8. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO’s wholesale electricity market.

CECONY owns generating stations in New York City associated primarily with its steam system. As of December 31, 2014, the generating stations had a combined electric capacity of approximately 705 MW, based on 2014 summer test ratings. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities”, above.

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

CECONY monitors the adequacy of the electric capacity resources and related developments in its service area, and works with other parties on long-term resource adequacy issues within the framework of the NYISO. In addition, the NYISO has adopted reliability rules that include obligations on transmission owners (such as CECONY) to construct facilities that may be needed for system reliability if the market does not solve a reliability need identified by the NYISO. See “New York Independent System Operator” above. In a July 1998 order, the NYSPSC indicated that it “agree(s) generally that CECONY need not plan on constructing new generation as the competitive market develops,” but considers “overly broad” and did not adopt CECONY’s request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity.

In November 2012, the NYSPSC directed CECONY to work with NYPA to develop a contingency plan to address reliability concerns associated with the potential closure by the end of 2015 of the nuclear power plants at the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries). In February 2013, CECONY and NYPA submitted their plan, and, in October 2013, the NYSPSC approved three transmission projects and several energy efficiency, demand reduction and combined heat and power programs to address concerns associated with the potential closure. The transmission projects, which also address transmission congestion between upstate and downstate and make available more generation from Staten Island, are scheduled to be placed into service by 2016. See “Con Edison Transmission” below.

In February 2014, CECONY submitted to the NYSPSC the implementation plan for the energy efficiency, demand reduction and combined heat and power programs, which are

CON EDISON ANNUAL REPORT 2014	17

estimated to cost up to $285 million. In April 2014, the NYSPSC authorized CECONY to recover its program costs, the majority of which are expected to be incurred from 2014 through 2016, over a ten-year period through a surcharge billed to its electric delivery customers.

In 2009, the then Governor of New York announced a new goal of meeting 45 percent of the State’s electricity needs with energy efficiency or renewable resources by 2015. The goal is to be achieved by reducing electricity consumption by 15 percent, and having 30 percent of the electricity used in New York provided by renewable resources. The New York State Energy Research and Development Authority (NYSERDA) reported that as of the second quarter of 2014, the State had achieved 91 percent of its natural gas efficiency goal and 77 percent of its electric efficiency goal and that the State is unlikely to achieve the 30 percent renewable electricity goal. In March 2014, NYSERDA reported as of the fourth quarter of 2013 it had achieved 49 percent of its renewable electricity goal, and expects to achieve 86 percent or less of the 30 percent renewable electricity goal by the end of 2015. For information about the Utilities’ participation in New York State’s clean energy programs, see “Environmental Matters – Climate Change,” below.

Gas Operations

Gas Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $4,530 million and $4,013 million at December 31, 2014 and 2013, respectively.

Natural gas is delivered by pipeline to CECONY at various points in or near its service territory and is distributed to customers by the company through an estimated 4,330 miles of mains and 369,339 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store 1,062 MDt of which a maximum of about 250 MDt can be withdrawn per day. The company has about 1,226 MDt of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by CECONY and 71.2 percent owned by Con Edison Development.

Gas Sales and Deliveries

The company generally recovers the cost of the gas that it buys and then sells to its full-service customers. It does not make any margin or profit on the gas it sells. CECONY’s gas revenues are subject to a weather normalization clause and a revenue decoupling mechanism. As a result, its gas delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. CECONY’s gas sales and deliveries for the last five years were:

	Year Ended December 31,
	2010	2011	2012	2013	2014
Gas Delivered (MDt)
Firm Sales
Full service	63,592	64,696	57,595	67,007	75,630
Firm transportation	51,859	54,291	52,860	61,139	68,731
Total Firm Sales	115,451	118,987	110,455	128,146	144,361
Interruptible Sales(a)	8,521	10,035	5,961	10,900	10,498
Total Gas Delivered to CECONY Customers	123,972	129,022	116,416	139,046	154,859
Transportation of customer-owned gas
NYPA	24,890	34,893	48,107	48,682	47,548
Other (mainly generating plants)	99,666	97,163	108,086	87,379	105,012
Off-System Sales	7	97	730	4,638	15
Total Sales	248,535	261,175	273,339	279,745	307,434
(a) Includes 6,057, 5,362, 563, 3,801 and 3,385 MDt for 2014, 2013, 2012, 2011 and 2010, respectively, which are also reflected in firm transportation and other.

18	CON EDISON ANNUAL REPORT 2014

	Year Ended December 31,
	2010	2011	2012	2013	2014
Gas Delivered ($ in millions)
Firm Sales
Full service	$1,099	$1,048	$889	$1,059	$1,141
Firm transportation	347	356	380	414	453
Total Firm Sales	1,446	1,404	1,269	1,473	1,594
Interruptible Sales	72	74	39	69	91
Total Gas Delivered to CECONY Customers	1,518	1,478	1,308	1,542	1,685
Transportation of customer-owned gas
NYPA	2	2	2	2	2
Other (mainly generating plants and Interruptible transportation)	71	71	68	71	70
Off-System Sales	-	-	5	18	-
Other operating revenues (mainly regulatory amortizations)	(50)	(30)	32	(17)	(36)
Total Sales	$1,541	$1,521	$1,415	$1,616	$1,721
Average Revenue per Dt Sold
Residential	$19.31	$18.45	$18.14	$18.52	$16.76
General	$14.28	$12.96	$11.68	$12.05	$12.38

For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand

The gas peak demand for firm sales customers in CECONY’s service area occurs during the winter heating season. The peak day demand during the winter 2014/2015 (through February 2, 2015) occurred on January 7, 2015 when the demand reached 1,118 MDt. The 2014/2015 peak demand included 574 MDt for CECONY’s full-service customers and 544 MDt for customers participating in its gas energy choice program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2015/2016 service area peak demand will be 1,408 MDt, including an estimated 729 MDt for its full-service customers and 679 MDt for its gas energy choice customers. The company forecasts average annual growth of the peak gas demand over the next five years at design conditions to be approximately 2.8 percent in its service area. The forecasted peak demand at design conditions does not include gas used by interruptible gas customers including generating stations (electricity and steam).

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

Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The gas supply contracts are for various terms extending to 2016. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. Such contracts are for various terms extending to 2027. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $286 million in 2014, including $246 million for CECONY. See “Contractual Obligations” below. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Steam Operations

Steam Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for its portion of the steam-electric generation facilities were $1,795 million and $1,790 million at December 31, 2014 and 2013, respectively.

CECONY generates steam at one steam-electric generating station and five steam-only generating stations and distributes steam to its customers through approximately 105 miles of transmission, distribution, and service piping.

CON EDISON ANNUAL REPORT 2014	19

Steam Sales and Deliveries

CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2010	2011	2012	2013	2014
Steam Sold (MMlb)
General	515	519	425	547	594
Apartment house	5,748	5,779	5,240	6,181	6,574
Annual power	16,767	16,024	14,076	15,195	15,848
Total Steam Delivered to CECONY Customers	23,030	22,322	19,741	21,923	23,016
Steam Sold ($ in millions)
General	$25	$28	$25	$31	$30
Apartment house	158	175	158	187	180
Annual power	457	487	429	491	469
Other operating revenues	16	(7)	(16)	(26)	(51)
Total Steam Delivered to CECONY Customers	$656	$683	$596	$683	$628
Average Revenue per MMlb Sold	$27.79	$30.91	$31.00	$32.34	$29.50

For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Steam Peak Demand and Capacity

Demand for steam in CECONY’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2014/2015 (through February 2, 2015) occurred on January 8, 2015 when the demand reached 8.4 MMlb per hour. “Design weather” for the steam system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company’s estimate for the winter of 2015/2016 peak demand of its steam customers is about 9.0 MMlb per hour under design conditions. The company forecasts average annual decrease in steam peak demand in its service area at design conditions over the next five years to be approximately 0.8 percent.

On December 31, 2014, the steam system was capable of delivering approximately 11.6 MMlb of steam per hour, and CECONY estimates that the system will have the same capability in the 2015/2016 winter.

Steam Supply

Forty-two percent of the steam produced by CECONY in 2014 was supplied by the company’s steam-only generating assets; 41 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 17 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R

Electric Operations

Electric Facilities

O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $830 million and $781 million at December 31, 2014 and 2013, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $212 million and $179 million at December 31, 2014 and 2013, respectively.

O&R, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 572 circuit miles of transmission lines, 14 transmission substations, 62 distribution substations, 86,379 in-service line transformers, 3,991 pole miles of overhead distribution lines and 1,869 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.

20	CON EDISON ANNUAL REPORT 2014

Electric Sales and Deliveries

O&R delivers electricity to its full-service customers who purchase electricity from the company. The company also delivers electricity to its customers who purchase electricity from other suppliers through the company’s energy choice program.

The company charges all customers in its service area for the delivery of electricity. O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. O&R’s New York electric revenues (which accounted for 77.2 percent of O&R’s electric revenues in 2014) are subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism. O&R’s electric sales and deliveries for the last five years were:

	Year Ended December 31,
	2010	2011	2012	2013	2014
Electric Energy Delivered (millions of kWhs)
Total deliveries to O&R full service customers	3,498	3,029	2,691	2,555	2,429
Delivery service for energy choice customers	2,330	2,760	3,040	3,166	3,240
Total Deliveries In Franchise Area	5,828	5,789	5,731	5,721	5,669
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$570	$486	$405	$427	$455
Delivery service for energy choice customers	132	157	178	192	207
Other operating revenues	(10)	(2)	9	9	18
Total Deliveries In Franchise Area	$692	$641	$592	$628	$680
Average Revenue Per kWh Sold (Cents)
Residential	18.3	18.0	16.7	18.1	20.3
Commercial and Industrial	14.1	13.7	13.0	14.8	16.8

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand

The electric peak demand in O&R’s service area occurs during the summer air conditioning season. The weather during the summer of 2014 was cooler than design conditions. O&R’s 2014 service area peak demand was 1,370 MW, which occurred on July 2, 2014. The 2014 peak demand included an estimated 697 MW for O&R’s full-service customers and 673 MW for customers participating in its electric energy choice program. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the NYISO can invoke demand reduction programs under specific circumstances, design conditions do not include these programs’ potential impact. However, the O&R forecasted peak demand at design conditions does include the impact of permanent demand reduction programs. The company estimates that, under design weather conditions, the 2015 service area peak demand will be 1,645 MW, including an estimated 819 MW for its full-service customers and 826 MW for its electric energy choice customers. The company forecasts average annual growth of the peak electric demand in the company’s service area over the next five years at design conditions to be approximately 0.9 percent per year.

Electric Supply

The electricity O&R sold to its full-service customers in 2014 was purchased under firm power contracts or through the wholesale electricity markets administered by the NYISO and PJM. The company expects that these resources will again be adequate to meet the requirements of its customers in 2015. O&R does not own any electric generating capacity. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts or purchased through the NYISO or PJM’s wholesale electricity market. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO and PJM’s wholesale electricity market. For information about the company’s contracts, see Note O to the financial statements in Item 8.

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

CON EDISON ANNUAL REPORT 2014	21

Gas Operations

Gas Facilities

O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $476 million and $456 million at December 31, 2014 and 2013, respectively. O&R and Pike own their gas distribution systems and O&R owns a gas transmission system. Natural gas is delivered by pipeline to O&R at various points in or near its service territory and is distributed to customers by the company through an estimated 1,867 miles of mains and 105,077 service lines.

Gas Sales and Deliveries

O&R generally recovers the cost of the gas that it buys and then sells to its full-service customers. It does not make any margin or profit on the gas it sells. O&R’s gas revenues are subject to a weather normalization clause. O&R’s New York gas revenues (which accounted for substantially all of O&R’s gas revenues in 2014) are subject to a revenue decoupling mechanism. As a result, its gas delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s gas sales and deliveries for the last five years were:

	Year Ended December 31,
	2010	2011	2012	2013	2014
Gas Delivered (MDt)
Firm Sales
Full service	8,772	8,384	7,539	8,808	9,529
Firm transportation	10,692	10,823	10,505	12,062	12,592
Total Firm Sales	19,464	19,207	18,044	20,870	22,121
Interruptible Sales	4,497	4,184	4,326	4,118	4,216
Total Gas Delivered to O&R Customers	23,961	23,391	22,370	24,988	26,337
Transportation of customer-owned gas
Sales for resale	840	864	793	885	945
Sales to electric generating stations	19	24	15	19	70
Off-System Sales	1	-	-	-	3
Total Sales	24,821	24,279	23,178	25,892	27,355
Gas Delivered ($ in millions)
Firm Sales
Full service	$131	$122	$103	$115	$121
Firm transportation	65	71	76	77	75
Total Firm Sales	196	193	179	192	196
Interruptible Sales	9	4	4	3	2
Total Gas Delivered to O&R Customers	205	197	183	195	198
Transportation of customer-owned gas
Sales to electric generating stations	-	1	-	-	1
Other operating revenues	13	16	20	10	13
Total Sales	$218	$214	$203	$205	$212
Average Revenue Per Dt Sold
Residential	$15.20	$14.84	$14.01	$13.31	$13.01
General	$13.64	$13.20	$11.99	$11.53	$11.30

For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand

The gas peak demand for firm sales customers in O&R’s service area occurs during the winter heating season. The peak day demand during the winter 2014/2015 (through February 2, 2015) occurred on January 7, 2015 when the demand reached 191 MDt. The 2014/2015 peak day demand included 86 MDt for O&R’s full-service customers and 105 MDt for customers participating in its gas energy choice program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions,

22	CON EDISON ANNUAL REPORT 2014

the 2015/2016 service area peak day demand will be 218 MDt, including an estimated 100 MDt for its full-service customers and 118 MDt for its gas energy choice customers. The company forecasts average annual growth of the peak gas demand over the next five years at design conditions to be approximately 0.6 percent in its service area. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electricity generating stations.

Gas Supply

O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

Competitive Energy Businesses

Con Edison Solutions

Con Edison Solutions primarily sells electricity to industrial, commercial and governmental customers in the northeastern United States and Texas. It also sells electricity to residential and small commercial customers in the northeastern United States. Con Edison Solutions does not sell electricity to the Utilities. Con Edison Solutions does sell electricity to customers who are provided delivery service by the Utilities. It also provides energy efficiency services, procurement and management services to companies and governmental entities throughout most of the United States.

Con Edison Solutions was reported by DNV GL in September 2014 to be the 14th largest non-residential retail electricity provider in the United States. The company sells to retail aggregation entities in Massachusetts, Illinois and New Jersey as well as to individual residential and small commercial (mass market) customers in the northeastern United States. At December 31, 2014, it served approximately 123,000 customers, excluding approximately 154,000 served under the five aggregation agreements. Con Edison Solutions’ electricity sales for the last five years were:

	2010	2011	2012	2013	2014
Retail electric volumes sold (millions of kWhs)	15,993	15,725	13,840	12,167	11,871
Number of retail customers accounts:(a)
Industrial and large commercial	40,081	42,983	35,043	35,504	35,305
Mass market	85,191	117,635	119,276	123,813	123,314

(a)	Excludes aggregation agreement customers.

Con Edison Solutions seeks to serve customers in utility service territories that encourage retail competition through transparent pricing, purchase of receivables programs or utility-sponsored customer acquisition programs. The company currently sells electricity in the service territories of 53 utilities in the states of New York, Massachusetts, Connecticut, New Hampshire, Maine, New Jersey, Delaware, Maryland, Illinois, Pennsylvania, Rhode Island, Ohio and Texas, as well as the District of Columbia. In 2014, approximately 29 percent of the sales volumes were in New York, 29 percent in New England, 34 percent in the District of Columbia, Maryland, New Jersey and Pennsylvania and 8 percent in Texas.

The electricity Con Edison Solutions sold to its customers in 2014 was purchased primarily through wholesale electricity markets administered by the NYISO, PJM, Independent System Operator New England and Electric Reliability Council of Texas. The company expects that these resources will again be adequate to meet the requirements of its customers in 2015. Con Edison Energy provides hedging and risk management services to Con Edison Solutions.

Con Edison Solutions also provides energy-efficiency services to government and commercial customers. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies. The company is compensated for its services based primarily on the increased energy efficiency of the installed equipment over a multi-year period. Con Edison Solutions has won competitive solicitations for energy savings contracts with the Department of Energy and the Department of Defense, and a shared energy savings contract with the United States Postal Service. The company owns renewable energy projects predominately in Massachusetts and California with an aggregate capacity of 20 MW (AC).

Con Edison Energy

Con Edison Energy provides services to manage the dispatch, fuel requirements and risk management activities for 5,005 MW of generating plants in the northeastern United States owned by unrelated parties and manages energy supply assets leased from others. Among other things, the company also provides wholesale hedging and risk management services to Con Edison Solutions and Con Edison Development. The company, beginning during 2013, no longer engages in the sale of electricity to utilities. The company had sold electricity that it had purchased in wholesale markets to utilities in the northeastern United States, primarily under fixed and indexed price contracts, which they used to supply their full-service customers.

CON EDISON ANNUAL REPORT 2014	23

Con Edison Development

Con Edison Development develops, owns and operates energy infrastructure. The company focuses its efforts on renewable electric production projects, and at the end of 2014 was the sixth largest owner of operating solar capacity in North America. The output of most of the projects is sold under a long-term power purchase agreement (PPA). The following table provides information about the projects the company owned at December 31, 2014:

Renewable Electric Production Projects
Project Name	Production Technology	Generating Capacity(a) (MWs AC)	PPA Term (In Years)	Actual/Expected In-Service Date	Location (State)
Wholly owned projects
Flemington	Solar	8	n/a(b)	2011	New Jersey
Frenchtown I, II and III	Solar	14	n/a(b)	2011-13	New Jersey
PA Solar	Solar	10	n/a(b)	2012	Pennsylvania
Shrewsbury	Solar	3	20(b)	2012	Massachusetts
Groveland	Solar	3	20(b)	2012	Massachusetts
White River 2	Solar	20	20	2014	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Projects of less than 3 MW	Solar	14	Various	Various	Various
Jointly owned projects
Pilesgrove	Solar	9	n/a(b)	2011	New Jersey
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2 Phase 1	Solar	46	25	2013	Nevada
Copper Mountain Solar 3 (partial)	Solar	92	20	2014	Nevada
Broken Bow II	Wind	37	20	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW in Operation		446
Copper Mountain Solar 3 (partial)	Solar	36	20	2015	Nevada
Corcoran 2	Solar	20	20	2015	California
Atwell West	Solar	20	20	2015	California
Copper Mountain Solar 2 Phase 2	Solar	29	25	2015	Nevada
Total MW in Construction		105
Total MW, All Projects		551

(a)	Represents Con Edison Development’s ownership interest in the project.
(b)	New Jersey, Pennsylvania and Massachusetts assets have 3-5 year Solar Renewable Energy Credit (SREC) hedges in place.

Con Edison Transmission

In September 2014, Con Edison formed a wholly-owned subsidiary, Con Edison Transmission. In November 2014, Con Edison Transmission, along with affiliates of certain other New York transmission owners, formed New York Transco LLC (NY Transco). NY Transco’s transmission projects are expected to be developed initially by CECONY and other New York transmission owners and then sold to NY Transco, a transaction that is subject to authorizations from the NYSPSC and FERC. In December 2014, CECONY, certain other New York transmission owners and NY Transco made filings with the FERC to establish NY Transco’s transmission rate and authorize the sale of the projects to NY Transco.

NY Transco projects may include three projects ($450 million aggregate estimated cost) the NYSPSC approved in October 2013 in its proceeding to address potential needs that could arise should the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) no longer be able to operate. These projects, which are scheduled to be placed into service by Summer 2016, include two projects ($383 million aggregate estimated cost) that CECONY is developing and one project that two other New York transmission owners are developing.

NY Transco’s projects may also include one or more projects proposed on behalf of the NY Transco for consideration by the NYSPSC in its competitive proceeding to select transmission projects that would relieve transmission congestion between upstate and downstate. Depending on the project alternative(s), if any, selected by the NYSPSC, the aggregate estimated costs of the NY Transco projects could range up to approximately $1,200 million. The NY Transco projects, which could be completed in the 2019 to 2021 timeframe, would be developed, at least initially, by New York transmission owners other than CECONY until they are sold to NY Transco.

24	CON EDISON ANNUAL REPORT 2014

Capital Requirements and Resources

Capital Requirements

The following table contains the Companies’ capital requirements for the years 2012 through 2014 and their current estimate of amounts for 2015 through 2017.

	Actual			Estimate
(Millions of Dollars)	2012	2013	2014	2015	2016	2017
Regulated utility construction expenditures(a)
CECONY(b)(c)
Electric	$1,375	$1,471	$1,500	$1,598	$1,868	$1,827
Gas	426	536	549	679	687	808
Steam	108	128	83	98	106	59
Sub-total	1,909	2,135	2,132	2,375	2,661	2,694
O&R
Electric	98	98	105	125	137	132
Gas	39	37	37	37	45	45
Sub-total	137	135	142	162	182	177
Total regulated utility construction expenditures	2,046	2,270	2,274	2,537	2,843	2,871
Competitive energy businesses capital expenditures
Renewable and energy infrastructure projects	489	375	443	370	361	369
Other	3	3	4	5	5	5
Sub-total	492	378	447	375	366	374
Total capital expenditures	2,538	2,648	2,721	2,912	3,209	3,245
Retirement of long-term securities
Con Edison – parent company	1	2	2	2	2	2
CECONY(d)	764	700	475	350	650	-
O&R	3	3	3	143	79	4
Competitive energy businesses	1	1	5	65	-	-
Total retirement of long-term securities	769	706	485	560	731	6
Total capital requirements	$3,307	$3,354	$3,206	$3,472	$3,940	$3,251

(a)	Actuals for 2012-2014 included an aggregate $59 million for one-half of the costs of certain smart electric grid projects for which the company received grants from the U.S. Department of Energy for the other half of the projects’ costs under the American Recovery and Reinvestment Act of 2009.
(b)	CECONY’s capital expenditures for environmental protection facilities and related studies were $218 million $178 million and $194 million in 2014, 2013 and 2012, respectively, and are estimated to be $217 million in 2015.
(c)	Estimates do not include amounts for transmission projects discussed under “Con Edison Transmission,” above or for the energy efficiency, demand reduction and combined heat and power programs discussed under “CECONY – Electric Operations – Electric Supply,” above.
(d)	For 2012, includes $239 million for the May 2012 redemption of all of its preferred stock and $224.6 million of tax-exempt debt which was subject to mandatory tender by bondholders in November 2012.

The Utilities have an ongoing need to make substantial capital investments primarily to maintain the reliability of their electric, gas and steam delivery systems, including programs to strengthen the storm resiliency of their infrastructure and to address the growth in demand for electricity and gas. Estimated capital expenditures for the competitive energy businesses reflect potential investments in renewable generation and energy infrastructure projects and could significantly increase or decrease from the amounts estimated depending on market conditions and opportunities.

CON EDISON ANNUAL REPORT 2014	25

Contractual Obligations

The following table summarizes the Companies’ material obligations at December 31, 2014 to make payments pursuant to contracts. Long-term debt, capital lease obligations and other long-term liabilities are included on their balance sheets. Operating leases and electricity purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization)
CECONY	$11,236	$350	$650	$1,675	$8,561
O&R	601	143	83	120	255
Competitive energy businesses and parent	376	67	4	5	300
Interest on long-term debt(a)	9,736	662	1,059	878	7,137
Total long-term debt, including interest	21,949	1,222	1,796	2,678	16,253
Capital lease obligations (Note J)
CECONY	2	1	1	-	-
Total capital lease obligations	2	1	1	-	-
Operating leases (Notes J and Q)
CECONY	112	14	25	22	51
O&R	5	1	1	1	2
Competitive energy businesses	36	3	7	6	20
Total operating leases	153	18	33	29	73
Purchase obligations
Electricity purchase power agreements – Utilities (Note I)
CECONY
Energy(b)	4,908	641	989	243	3,035
Capacity	1,508	252	321	115	820
Total CECONY	6,416	893	1,310	358	3,855
O&R
Energy and Capacity(b)	128	68	60	-	-
Total electricity and purchase power agreements – Utilities	6,544	961	1,370	358	3,855
Natural gas supply, transportation, and storage contracts – Utilities(c)
CECONY
Natural gas supply	147	146	1	-	-
Transportation and storage	1,241	238	435	232	336
Total CECONY	1,388	384	436	232	336
O&R
Natural gas supply	8	8	-	-	-
Transportation and storage	231	44	81	43	63
Total O&R	239	52	81	43	63
Total natural gas supply, transportation and storage contracts	1,627	436	517	275	399
Other purchase obligations(d)
CECONY	3,194	1,484	1,604	78	28
O&R	194	75	113	5	1
Total other purchase obligations	3,388	1,559	1,717	83	29
Competitive energy businesses commodity and service agreements (e)	295	250	40	2	3
Total	$33,958	$4,447	$5,474	$3,425	$20,612

(a)	Includes interest on variable rate debt calculated at rates in effect at December 31, 2014.
(b)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.
(c)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.
(d)	Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing system as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. The Utilities believe that unreasonable effort and expense would be involved to enable them to report their “Other Purchase Obligations” in a different manner.
(e)	Amounts represent commitments to purchase minimum quantities of electric energy and capacity, renewable energy certificates, natural gas, natural gas pipeline capacity, energy efficiency services and construction services entered into by Con Edison’s competitive energy businesses.

The Companies’ commitments to make payments in addition to these contractual commitments include their other liabilities reflected in their balance sheets, any funding obligations for their pension and other postretirement benefit plans, financial hedging activities, their collective bargaining agreements and Con Edison’s guarantees of certain obligations of Con Edison Transmission and its competitive energy businesses. See Notes E, F, O and “Guarantees” in Note H to the financial statements in Item 8.

26	CON EDISON ANNUAL REPORT 2014

Capital Resources

Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison finances its capital requirements primarily through internally-generated funds and the sale of its securities. Con Edison’s ability to make payments on external borrowings and dividends on its common shares depends on receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries.

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

The Companies expect to meet their 2015 capital requirements, including for maturing securities, through internally-generated funds and the issuance of between $1,000 million and $1,500 million of long-term debt. Con Edison does not expect to need to issue common equity in 2015 other than through its dividend reinvestment, employee stock purchase and long term incentive plans.

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

In 2012, the NYSPSC authorized CECONY, through 2016, to issue up to $3,500 million of debt securities ($2,550 million of which the company had issued as of December 31, 2014). In 2013, the NYSPSC authorized O&R, through 2017, to issue up to $305 million of debt securities (none of which the company had issued as of December 31, 2014). The NYSPSC also authorized CECONY and O&R for such periods to issue up to $2,500 million and $125 million, respectively, of debt securities to refund existing debt securities. At December 31, 2014, the Utilities had not refunded any securities pursuant to this authorization.

Con Edison’s competitive energy businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. In April 2013, a Con Edison Development subsidiary issued $219 million aggregate principal amount of 4.78 percent senior notes secured by certain of the company’s California solar electric production projects. In 2014, the company sold a 50 percent interest in the subsidiary. See Note Q to the financial statements in Item 8.

For each of the Companies, the ratio of earnings to fixed charges (SEC basis) for the last five years was:

	Ratio of Earnings to Fixed Charges
	2010	2011	2012	2013		2014
Con Edison	3.3	3.6	3.7	3.0	(a)	3.6
CECONY	3.4	3.8	3.7	3.7		3.8

(a)	Reflects $95 million after-tax charge to earnings relating to Con Edison Development’s LILO transactions. See Note J to the financial statements in Item 8.

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2010	2011	2012	2013	2014
Con Edison	50.4	52.5	54.1	53.9	52.0
CECONY	49.9	52.0	53.6	53.7	50.7

The commercial paper of Con Edison and O&R is rated P-2, A-2 and F2, respectively, by Moody’s, S&P and Fitch. The commercial paper of CECONY is rated P-1, A-2 and F2 by Moody’s, S&P and Fitch, respectively. Con Edison’s long-term credit rating is A3, BBB+ and BBB+ by Moody’s, S&P and Fitch, respectively. The unsecured debt of CECONY is rated A2, A- and A- by Moody’s, S&P and Fitch, respectively. The unsecured debt of O&R is rated A3, A- and A- by Moody’s, S&P and Fitch, respectively. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

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

CON EDISON ANNUAL REPORT 2014	27

been determined by reference to a variable rate index. The weighted average annual interest rate on this tax-exempt debt was 0.13 percent on December 31, 2014. The weighted average interest rate was 0.10 percent, 0.17 percent, and 0.29 percent for the years 2014, 2013 and 2012, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in auction rate debt interest expense are reconciled to the levels set in rates.

Environmental Matters

Climate Change

As indicated by the Intergovernmental Panel on Climate Change, emissions of greenhouse gases (GHG), including carbon dioxide, are very likely changing the world’s climate.

Climate change could affect customer demand for the Companies’ energy services. It might also cause physical damage to the Companies’ facilities and disruption of their operations due to more frequent and more extreme weather-related events. In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system. Superstorm Sandy interrupted service to approximately 1.4 million of the Utilities’ customers – more than four times the number of customers impacted by the Utilities’ previous worst storm event (Hurricane Irene in 2011). See “Other Regulatory Matters” in Note B to the financial statements in Item 8.

Based on the most recent data (2014) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its direct GHG emissions constitute less than 0.1 percent of the nation’s GHG emissions. Con Edison’s estimated emissions of GHG during the past five years were:

(metric tons, in millions(a))	2010	2011	2012	2013	2014
CO2 equivalent emissions	3.8	3.4	3.3	3.4	3.2

(a)	Estimated emissions for 2014 are subject to third-party verification.

Con Edison’s 47 percent decrease in direct GHG emissions (carbon dioxide, methane and sulfur hexafluoride) since 2005 (6.0 million metric tons) reflects the emission reductions resulting from equipment and repair projects, reduced steam demand, the increased use of natural gas in lieu of fuel oil at CECONY’s steam production facilities as well as projects to reduce sulfur hexafluoride emissions and to replace gas distribution pipes.

CECONY has participated for several years in voluntary initiatives with the EPA to reduce its methane and sulfur hexafluoride emissions. The Utilities reduce methane emissions from the operation of their gas distribution systems through pipe maintenance and replacement programs, by operating system components at lower pressure, and by introducing new technologies for leak repair prioritization and to reduce work-related losses. The Utilities reduce emissions of sulfur hexafluoride, which is used for arc suppression in substation circuit breakers and switches, by using improved technologies to locate and repair leaks, and by replacing older equipment. The Utilities also actively promote energy efficiency and the use of renewable generation to help their customers’ reduce their GHG emissions.

NYSERDA and New York utilities are responsible for implementing the Energy Efficiency Portfolio Standard (EEPS) established by the NYSPSC through energy efficiency, targeted demand-side management and demand-response programs. The Utilities billed customers EEPS surcharges of approximately $103 million and $100 million in 2014 and 2013, respectively, to fund these programs. Through the Utilities’ energy-efficiency programs, customers reduced their annual energy use by approximately 2,390,000 MWh of electricity and 3,670,000 Dt of gas from the programs’ inception in 2009 through 2014, resulting in their avoiding their release of approximately 1,055,000 tons of GHG into the atmosphere every year. CECONY’s demand-side management programs assisted customers in reducing their annual energy use by approximately 295,000 MWh of electricity from the programs’ inception in 2004 through 2014, resulting in their avoiding their release of approximately 105,000 tons of GHG into the atmosphere every year.

Emissions are also avoided through the development of renewable generation. NYSERDA is responsible for implementing the renewable portfolio standard (RPS) established by the NYSPSC. NYSERDA enters into long-term agreements with developers of large renewable electric production facilities and pays them premiums based on the facilities’ electric output. These facilities sell their energy output in the wholesale energy market administered by the NYISO. As a result of the Utilities’ participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable electric production facilities. NYSERDA also provides rebates to customers who install eligible renewable electric production technologies. The electricity produced by such customer-sited renewables offsets the energy which the Utilities would otherwise have procured, thereby reducing the amount of electricity produced by non-renewable production facilities. The Utilities billed customers RPS surcharges of $121 million and $109 million in 2014 and 2013, respectively, (and approximately $547 million cumulatively from 2006) to fund these NYSERDA programs. In March 2014, NYSERDA reported that the statewide environmental benefits of having electricity generated by renewable production facilities from 2006 through 2013, as opposed to the State’s “system-mix,” amounts to approximately 5,400 tons of nitrogen oxides, 10,600 tons of sulfur dioxides, and 5.3 million tons of carbon dioxide in reduced emissions over this time period.

In May 2014, the NYSPSC directed NYSERDA to submit for its consideration a proposal for a comprehensive clean energy

28	CON EDISON ANNUAL REPORT 2014

fund. In September 2014, NYSERDA submitted its clean energy fund proposal seeking a 10-year program that it indicated is designed to pursue greater scale for clean energy in the New York economy; foster new investment opportunities to attract private capital to invest in clean energy in New York; and significantly reduce GHG emissions from New York’s energy sector.

In June 2014, the EPA proposed its Clean Power Plan to reduce carbon dioxide emissions from existing power plants 30 percent from 2005 levels by 2030. As proposed, each state will be required to submit for EPA approval a plan to reduce its emissions rate (as determined in accordance with the Clean Power Plan) to a specified target level applicable to the state. For New York State, the emissions rate target level for 2030 would be 44 percent below its 2012 level. State plans may, among other things, include participation in regional cap-and-trade programs, such as the Regional Greenhouse Gas Initiative (in which New York State participates), and renewable energy and energy efficiency programs. Initial state plans would be due by June 2016, with single-state plans to be finalized by June 2017 and multi-state plans to be finalized by June 2018. The costs resulting from the Clean Power Plan could be substantial.

Beginning in 2009 CECONY became subject to carbon dioxide emissions regulations established by New York State under the Regional Greenhouse Gas Initiative (RGGI). The Initiative, a cooperative effort by Northeastern and Mid-Atlantic states, established a decreasing cap on carbon dioxide emissions resulting from the generation of electricity to a level fifteen percent below the Initiative’s baseline by 2020. Under the Initiative, affected electric generators are required to obtain emission allowances to cover their carbon dioxide emissions, available primarily through auctions administered by participating states or a secondary market. CECONY met its requirement of 6.3 million allowances for the first RGGI compliance period (2009-2011) and has purchased sufficient allowances to meet its requirement for the second compliance period (2012-2014). In February 2013, RGGI released a model rule for adoption by the participating states that includes a 45 percent reduction in the emissions cap for 2014 and further reductions of 2.5 percent each year from 2015 to 2020. New York State adopted the model rule, and the lower cap was effective as of January 1, 2014.

Also, New York State and New York City have announced goals to reduce GHG emissions 80 percent below 1990 and 2005 levels respectively, by 2050. The cost to comply with legislation, regulations or initiatives limiting the Companies’ GHG emissions could be substantial.

Environmental Sustainability

Con Edison’s sustainability strategy, as it relates to the environment, provides that the company seeks to reduce its environmental footprint by making effective use of natural resources to address the challenges of climate change and its impact on the company’s business. As part of its strategy, the company seeks, among other things, to reduce direct and indirect emissions; enhance the efficiency of its water use; minimize its impact to natural ecosystems; focus on reducing, reusing, and recycling to minimize consumption; and design its work in consideration of climate forecasts.

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

Manufactured Gas Sites

CECONY and its predecessors formerly owned and operated manufactured gas plants at 51 sites (MGP Sites) in New York City and Westchester County. Many of these sites have been subdivided and are now owned by parties other than CECONY and have been redeveloped for other uses, including schools, residential and commercial developments and hospitals. The New York State Department of Environmental Conservation (NYSDEC) is requiring CECONY to investigate, and if necessary, develop and implement remediation programs for the sites, including any neighboring areas to which contamination may have migrated.

CECONY has started remedial investigations at all 51 MGP Sites. After investigations, no MGP impacts have been detected at all or portions of 15 sites, and the NYSDEC has issued No Further Action (NFA) letters for these sites.

Coal tar or other MGP-related contaminants have been detected at the remaining 36 sites. Remedial actions have been completed at all or portions of five sites and the NYSDEC has issued NFA letters for these sites. In addition, remedial actions

CON EDISON ANNUAL REPORT 2014	29

have been completed by property owners at all or portions of three sites under the NYS Brownfield Cleanup Program and Certificates of Completion have been issued by the NYSDEC for these sites. Remedial design is ongoing for the remaining sites, however, the information as to the extent of contamination and scope of the remediation likely to be required for many of these sites is incomplete. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites (other than the Astoria site which is discussed below) could range from $490 million to $2,129 million.

Astoria Site

CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property owned by the company in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas, and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to remediate the contamination. The company’s investigations are on-going. The company has submitted to the NYSDEC and the New York State Department of Health reports and in the future will be submitting additional reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property could range from $156 million to $462 million.

Flushing Service Center Site

In September 2007, the NYSDEC demanded that the company investigate and remediate PCB contamination that may have migrated from a former CECONY service center facility in Flushing New York, into the adjacent Flushing River. In April 2008, the company and NYSDEC entered into a consent order under which the company agreed to implement a NYSDEC-approved investigation program for the Flushing River and, if deemed necessary by the NYSDEC to protect human health and the environment, to implement a NYSDEC-approved remediation program for any PCB contamination in the river attributable to the site. In March 2011, the company submitted to NYSDEC a report indicating that PCBs had migrated from the site to sediment in a portion of the river. In August 2013, the NYSDEC selected a remedy that requires the company to submit a remedial design report, remove contaminated sediment, restore the river bed with clean material, prepare a site management plan and implement institutional controls. The company estimates that its undiscounted potential liability for the completion of the cleanup in Flushing River will be at least $5.3 million.

Gowanus Canal

In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent or near the 1.8 mile Gowanus Canal in Brooklyn, New York. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses, and parking lots, and the canal is near several residential neighborhoods. In September 2013, the EPA issued its record of decision for the site. The EPA concluded that there was significant contamination at the site, including polycyclic aromatic hydrocarbons, polychlorinated biphenyls (PCBs), pesticides, metals, and volatile organic compounds. The EPA selected a remedy for the site that includes dredging and disposal of some contaminated sediments and stabilization and capping of contamination that will not be removed. The EPA estimated the cost of the selected remedy to be $506.1 million (and indicated the actual cost could be significantly higher or lower). The EPA has identified 39 potentially responsible parties (PRPs) with respect to the site, including CECONY (which the EPA indicated has facilities that may be a source of PCBs at the site). The EPA has ordered the PRPs, including CECONY, to coordinate and cooperate with each other to perform and/or fund the remedial design for the selected remedy. CECONY is unable to estimate its exposure to liability with respect to the Gowanus Canal site.

Other Superfund Sites

CECONY is a PRP with respect to other Superfund sites involving other PRPs and participates in PRP groups at these sites. The company generally is not responsible for managing the site investigation and remediation at these multiparty sites. Work at these sites is in various stages, and investigation, remediation and monitoring activities at some of these sites can be expected to continue over extended periods of time. The company believes that it is unlikely that monetary sanctions, such as penalties, will be imposed upon it by any governmental authority with respect to these sites.

The following table lists each of CECONY’s other Superfund sites for which the company anticipates it may have a liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in the table under “Start”), the name of the court or agency in which proceedings for the site are pending and CECONY’s estimated percentage of total liability for each site. The company currently estimates that its potential liability for investigation, remediation, monitoring and environmental damages at each site is $0.2 million or less, with the exception of the Cortese Landfill site for which the estimate is $1 million. Superfund liability is joint and several. The company’s estimate of its liability for each site was determined pursuant to consent decrees, settlement agreements

30	CON EDISON ANNUAL REPORT 2014

or otherwise and in light of the financial condition of other PRPs. The company’s actual liability could differ substantially from amounts estimated.

Site	Location	Start	Court or Agency	% of Total Liability
Maxey Flats Nuclear	Morehead, KY	1986	EPA	0.8%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	100%
Metal Bank of America	Philadelphia, PA	1987	EPA	1.0%
Cortese Landfill	Narrowsburg, NY	1987	EPA	6.0%
Global Landfill	Old Bridge, NJ	1988	EPA	0.3%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	0.7%

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

O&R has completed remedial investigations at all seven of its MGP sites and has received NYSDEC’s decision regarding the remedial work to be performed at six of the sites. Of the six sites, O&R has completed remediation at three sites. Remedial design is ongoing for the remaining three sites. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites could range from $96 million to $155 million.

Superfund Sites

O&R is a PRP at Superfund sites involving other PRPs, and participates in PRP groups at those sites. The company is not managing the site investigation and remediation at these multiparty Superfund sites. Work at these sites is in various stages, and investigation, remediation and monitoring at some of these sites is expected to continue over extended periods of time. The company believes that it is unlikely that monetary sanctions, such as penalties, will be imposed by any governmental authority with respect to these sites.

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

Site	Location	Start	Court or Agency	% of Total Liability
Borne Chemical	Elizabeth, NJ	1997	NJDEP	2.3%
Metal Bank of America	Philadelphia, PA	1993	EPA	4.6%
Ellis Road	Jacksonville, FL	2011	EPA	0.2%

Other Federal, State and Local Environmental Provisions

Toxic Substances Control Act

Virtually all electric utilities, including CECONY, own equipment containing PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976. The Utilities have procedures in place to properly manage and dispose of oil and equipment containing PCBs when they are removed from service.

Water Quality

Under NYSDEC regulations, the operation of CECONY’s generating facilities requires permits for water discharges. Regulations that became effective in 2013 require permits for water withdrawals. Conditions to the renewal of such permits may include limitations on the operations of the permitted facility or requirements to install certain equipment, the cost of which could be substantial. For information about the company’s generating facilities, see “CECONY – Electric Operations – Electric Facilities” and “Steam Operations – Steam Facilities” above in this Item 1.

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

CON EDISON ANNUAL REPORT 2014	31

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

In December 2011, the company filed its proposed plan to comply with revised New York State nitrogen oxides reasonably available control technology regulations (NOx RACT) and is incorporating the plan provisions into its existing air quality permits as they are renewed. In 2011, the EPA adopted regulations establishing maximum achievable control technology standards for utility and industrial boilers. The regulations apply to major air emissions sources, including CECONY’s generating facilities. CECONY complied with these regulations in 2014, and expects to comply with them in 2015 For information about the company’s generating facilities, see “CECONY – Electric Operations – Electric Facilities” and “Steam Operations – Steam Facilities” above in this Item 1.

In October 2014, the U.S. Court of Appeals for the District of Columbia lifted its stay of the Transport Rule (also referred to as the Cross-State Air Pollution Rule). The appellate court acted on remand from the U.S. Supreme Court, which in April 2014 reversed the appellate court’s August 2012 decision that vacated the rule. The Transport Rule establishes a new cap and trade program requiring further reductions in air emissions than the Clean Air Intrastate Rule (CAIR) that it replaces. Under the Transport Rule, utilities are to be allocated emissions allowances and may sell the allowances or buy additional allowances. CECONY requested and received NYSPSC approval to change the provisions under which the company recovers its purchased power costs to provide for costs incurred to purchase emissions allowances and revenues received from the sale of allowances. Until the Transport Rule was implemented in January 2015, CAIR remained in effect. CECONY complied with CAIR in 2014 and expects to comply with the Transport Rule in 2015.

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

Employees

Con Edison has no employees other than those of CECONY, O&R and Con Edison’s competitive energy businesses (which at December 31, 2014 had 13,200, 1,103 and 298 employees, respectively). Of the 13,200 CECONY employees and 1,103 O&R employees, 8,136 and 594 were represented by a collective bargaining unit, respectively. The collective bargaining agreement covering most of these CECONY employees expires in June 2016. Agreements covering other CECONY employees and O&R employees expire in June 2017 and May 2017, respectively.

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

The Companies have established an enterprise risk management program to identify, assess, manage and monitor its major business risks based on established criteria for the severity of an event, the likelihood of its occurrence, and the programs in place to control the event or reduce the impact. The Companies’ major risks include:

Regulatory/Compliance Risks:

The Companies Are Extensively Regulated And Are Subject To Penalties.    The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. State utility regulators may seek to impose substantial penalties on the Utilities for violations of state utility laws, regulations or orders. In addition, the Utilities rate plans usually include penalties for failing to meet certain operating and customer satisfaction standards. See Note B to the financial statements in Item 8. FERC has the authority to impose penalties on the Utilities and the competitive energy businesses, which could be substantial, for violations of the Federal Power Act, the Natural Gas Act or related rules, including reliability and cyber security rules. Environmental agencies may seek penalties for failure to comply with laws, regulations or permits. The Companies may also be subject to penalties from other regulatory agencies. The Companies may be subject to new laws, regulations, or other requirements or the revision or reinterpretation of such requirements, which could

32	CON EDISON ANNUAL REPORT 2014

adversely affect the Companies. In April 2014, the NYSPSC instituted its REV proceeding to improve system efficiency and reliability, encourage renewable energy resources, support distributed energy resources and empower customer choice. See “Utility Regulation” and “Environmental Matters – Climate Change and Other Federal, State and Local Environmental Provisions” in Item 1 and “Application of Critical Accounting Policies” in Item 7.

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

The Intentional Misconduct of Employees or Contractors Could Adversely Affect the Companies.    The violation of laws or regulations by employees or contractors for personal gain may result from contract and procurement fraud, extortion, bribe acceptance, fraudulent related-party transactions and serious breaches of corporate policy or standards of business conduct. Such intentional misconduct by employees or contractors could result in substantial liability, higher costs and increased regulatory requirements. See “Employees” in Item 1 and “Other Regulatory Matters” in Note B to the financial statements in Item 8.

Operations Risks:

The Failure of, or Damage to, the Companies’ Facilities Could Adversely Affect the Companies.    The Utilities provide electricity, gas and steam service using energy facilities, many of which are located either in, or close to, densely populated public places. See the description of the Utilities’ facilities in Item 1. A failure of, or damage to, these facilities, or an error in the operation or maintenance of these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. A natural disaster such as a major storm, a heat wave or hurricane could damage our facilities and the Utilities may experience more severe consequences from attempting to operate during and after such events. The Utilities’ response to such events may be perceived to be below customer expectations. The Utilities could be required to pay substantial amounts that may not be covered by the Utilities’ insurance policies to repair or replace their facilities, compensate others for injury or death or other damage, and settle any proceedings initiated by state utility regulators or other regulatory agencies. The occurrence of such events could also adversely affect the cost and availability of insurance. See “Other Regulatory Matters” in Note B and “Manhattan Steam Main Rupture” and “Manhattan Explosion and Fire” in Note H to the financial statements in Item 8. Changes to laws, regulations or judicial doctrines could further expand the Utilities’ liability for service interruptions. See “Utility Regulation – State Utility Regulation” in Item 1.

A Cyber Attack Could Adversely Affect the Companies.    The Utilities and other operators of critical energy infrastructure may face a heightened risk of cyber attack. In the event of a cyber attack that the Companies were unable to defend against or mitigate, the Utilities and the competitive energy businesses could have their operations disrupted, financial and other information systems impaired, property damaged and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation and damage to their reputation. The Companies have experienced cyber attacks, although none of the attacks had a material impact on the Companies.

Environmental Risks:

The Companies Are Exposed to Risks From The Environmental Consequences Of Their Operations.    The Companies are exposed to risks relating to climate change and related matters. See “Environmental Matters – Climate Change” in Item 1. CECONY may also be impacted by regulations requiring reductions in air emissions. See “Environmental Matters – Other

CON EDISON ANNUAL REPORT 2014	33

Federal, State and Local Environmental Provisions, Air Quality” in Item 1. In addition, the Utilities are responsible for hazardous substances, such as asbestos, PCBs and coal tar, that have been used or produced in the course of the Utilities’ operations and are present on properties or in facilities and equipment currently or previously owned by them. See “Environmental Matters” in Item 1 and Note G to the financial statements in Item 8. The Companies could be adversely affected if a causal relationship between electric and magnetic fields and adverse health effects were to be established.

Financial and Market Risks:

A Disruption In The Wholesale Energy Markets Or Failure By An Energy Supplier Could Adversely Affect The Companies.    Almost all the electricity and gas the Utilities sell to their full-service customers is purchased through the wholesale energy markets or pursuant to contracts with energy suppliers. See the description of the Utilities’ energy supply in Item 1. Con Edison’s competitive energy businesses also depend on wholesale energy markets to supply electricity to their customers. See “Competitive Energy Businesses” in Item 1. A disruption in the wholesale energy markets or a failure on the part of the Companies’ energy suppliers or operators of energy delivery systems that connect to the Utilities’ energy facilities could adversely affect the Companies’ ability to meet their customers’ energy needs and adversely affect the Companies. In addition, see “Financial and Commodity Market Risks” in Item 7 (which information is incorporated herein by reference).

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

The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their construction expenditures will exceed $8 billion over the next three years. The Utilities use internally-generated funds, equity contributions from Con Edison, if any, and external borrowings to fund the construction expenditures. The competitive energy businesses are investing in renewable generation and energy infrastructure projects that may require funds in excess of those produced in the businesses. Con Edison expects to finance its capital requirements primarily through internally generated funds and the sale of its securities. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.

Other Risks:

The Companies’ Strategies May Not Be Effective To Address Changes In The External Business Environment.    The failure to identify, plan and execute strategies to address changes in the external business environment could have a material adverse impact on the Companies. Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted assets. Changes to public policy, regulation, tax policy, customer behavior or technology could significantly impact the value of the Utilities’ energy delivery facilities and the competitive energy businesses’ renewable and energy infrastructure projects. Such changes could also affect the Companies’ opportunities to make additional investments in such assets and the potential return on the investments. See “Utility Regulation – State Utility Regulation – Reforming the Energy Vision Proceeding” and “Competition” in Item 1.

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

Con Edison

Con Edison has no unresolved comments from the SEC staff.

CECONY

CECONY has no unresolved comments from the SEC staff.

Item 2:	Properties

Con Edison

Con Edison has no significant properties other than those of the Utilities and the competitive energy businesses.

34	CON EDISON ANNUAL REPORT 2014

For information about the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, see “Plant and Depreciation” in Note A to the financial statements in Item 8 (which information is incorporated herein by reference).

CECONY

For a discussion of CECONY’s electric, gas and steam facilities, see “CECONY- Electric Operations – Electric Facilities”, “CECONY- Gas Operations – Gas Facilities”, and “CECONY-Steam Operations – Steam Facilities” in Item 1 (which information is incorporated herein by reference).

O&R

For a discussion of O&R’s electric and gas facilities, see “O&R – Electric Operations –Electric Facilities” and “O&R – Gas Operations – Gas Facilities” in Item 1 (which information is incorporated herein by reference).

Competitive Energy Businesses

For a discussion of the competitive energy businesses’ facilities, see “Competitive Energy Businesses” in Item 1 (which information is incorporated herein by reference).

Item 3:	Legal Proceedings

For information about certain legal proceedings affecting the Companies, see “Other Regulatory Matters” in Note B, “Superfund Sites” and “Asbestos Proceedings” in Note G and “Manhattan Steam Main Explosion” and “Manhattan Explosion and Fire” in Note H to the financial statements in Item 8 and “Environmental Matters – CECONY – Superfund” and “Environmental Matters – O&R – Superfund” in Item 1 of this report, which information is incorporated herein by reference.

Item 4:	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information about the executive officers of Con Edison and CECONY as of February 19, 2015. As indicated, certain of the executive officers are executive officers of each of Con Edison and CECONY and others are executive officers of Con Edison or CECONY. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison and CECONY
John McAvoy	54	5/14 to present – Chairman of the Board, President and Chief Executive Officer and Director of Con Edison and Chairman, Chief Executive Officer and Trustee of CECONY
		12/13 to 4/14 – President and Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of CECONY
		1/13 to 11/13 – President and Chief Executive Officer of O&R
		12/12 – Senior Vice President of CECONY
		2/09 to 11/12 – Senior Vice President – Central Operations of CECONY

Craig S. Ivey	52	12/09 to present – President of CECONY

William G. Longhi	61	1/13 to present – President – Shared Services of CECONY
		2/09 to 12/12 – President and Chief Executive Officer of O&R

Robert Hoglund	53	9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and CECONY

Elizabeth D. Moore	60	5/13 to present – Senior Vice President and General Counsel of Con Edison and CECONY
		5/09 to 4/13 – General Counsel of Con Edison and CECONY

Joseph P. Oates	53	9/12 to present – Senior Vice President – Business Shared Services of CECONY
		7/12 to 8/12 – Senior Vice President of CECONY
		7/07 to 6/12 – Vice President – Energy Management of CECONY

Frances A. Resheske	54	2/02 to present – Senior Vice President – Public Affairs of CECONY

Gurudatta Nadkarni	49	1/08 to present – Vice President of Strategic Planning

Scott Sanders	51	2/10 to present – Vice President and Treasurer of Con Edison and CECONY
		1/10 to 2/10 – Vice President – Finance

Robert Muccilo	58	7/09 to present – Vice President and Controller of Con Edison and CECONY
		11/09 to present – Chief Financial Officer and Controller of O&R

CON EDISON ANNUAL REPORT 2014	35

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison but not CECONY
Timothy P. Cawley	50	12/13 to present – President and Chief Executive Officer of O&R
		11/13 – Senior Vice President of CECONY
		12/12 to 10/13 – Senior Vice President – Central Operations
		5/11 to 11/12 – Vice President – Substation Operations
		9/07 to 4/11 – Vice President – Bronx and Westchester Electric Operations

Executive Officers of CECONY but not Con Edison
(All offices and positions listed are with CECONY)

Milovan Blair	52	11/13 to present – Senior Vice President – Central Operations
		10/13 – Vice President of CECONY
		5/11 to 9/13 – Vice President – Brooklyn and Queens Electric Operations
		2/09 to 4/11 – Vice President – System and Transmission Operations of CECONY

Marilyn Caselli	60	5/05 to present – Senior Vice President – Customer Operations

Marc E. Huestis	54	2/15 to present-Senior Vice President – Gas Operations
		1/15 – Senior Vice President of CECONY
		2/14 to 12/14 – Vice President – Manhattan Electric Operations
		1/14 – Vice President of CECONY
		10/08 to 2/13 – Vice President – Construction

Robert D. Schimmenti	50	9/14 to present – Senior Vice President – Electric Operations
		5/10 to 8/14 – Vice President – Engineering and Planning
		12/08 to 4/10 – Chief Engineer – Distribution Engineering

36	CON EDISON ANNUAL REPORT 2014

Part II

Item 5:	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison

Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2015, there were 51,089 holders of record of Con Edison’s Common Shares.

The market price range for Con Edison’s Common Shares during 2014 and 2013, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2014 and 2013 were as follows:

	2014			2013
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$56.68	$52.23	$0.63	$61.13	$54.51	$0.615
2nd Quarter	$58.57	$52.87	$0.63	$64.03	$55.42	$0.615
3rd Quarter	$58.12	$54.58	$0.63	$60.85	$54.51	$0.615
4th Quarter	$68.92	$56.40	$0.63	$59.24	$54.17	$0.615

On January 15, 2015, Con Edison declared a quarterly dividend of 65 cents per Common Share. The first quarter 2015 dividend will be paid on March 15, 2015.

Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends is subject to approval and declaration by Con Edison’s Board of Directors and will depend on a variety of factors including business, financial and regulatory considerations. For additional information, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

During 2014, the market price of Con Edison’s Common Shares increased by 19.4 percent (from $55.28 at year-end 2013 to $66.01 at year-end 2014). By comparison, the S&P 500 Index increased 11.4 percent and the S&P 500 Utilities Index increased 24.3 percent. The total return to Con Edison’s common shareholders during 2014, including both price appreciation and investment of dividends, was 24.8 percent. By comparison, the total returns for the S&P 500 Index and the S&P 500 Utilities Index were 13.7 percent and 29.0 percent, respectively. For the five-year period 2010 through 2014 inclusive, Con Edison’s shareholders’ total return was 81.6 percent, compared with total returns for the S&P 500 Index and the S&P 500 Utilities Index of 105.1 percent and 87.0 percent, respectively.

CON EDISON ANNUAL REPORT 2014	37

	Period Ending
Company / Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Consolidated Edison, Inc.	100.00	114.92	150.33	140.22	145.54	181.63
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P Utilities	100.00	105.46	126.46	128.09	145.02	187.04

Based on $100 invested at December 31, 2009, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

CECONY

The outstanding shares of CECONY’s Common Stock ($2.50 par value) are the only class of common equity of CECONY. They are held by Con Edison and are not traded.

The dividends declared by CECONY in 2014 and 2013 are shown in its Consolidated Statement of Common Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

38	CON EDISON ANNUAL REPORT 2014

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about Con Edison common shares purchased in open-market transactions for the quarter ended December 31, 2014. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	120,809	$59.00	-	-
November 1, 2014 to November 30, 2014	82,263	62.51	-	-
December 1, 2014 to December 31, 2014	81,928	64.67	-	-
Total	285,000	$61.64	-	-

CON EDISON ANNUAL REPORT 2014	39

Item 6:	Selected Financial Data

For selected financial data of Con Edison and CECONY, see “Introduction” appearing before Item 1 (which selected financial data is incorporated herein by reference).

40	CON EDISON ANNUAL REPORT 2014

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Corporate Overview

Con Edison’s principal business operations are those of the Utilities. Con Edison also owns competitive energy businesses. See “The Utilities” and “Competitive Energy Businesses” in Item 1, and segment financial information in Note N to the financial statements in Item 8 and “Results of Operations,” below. In addition, in 2014 Con Edison formed a subsidiary to invest in a transmission company. See “Con Edison Transmission” in Item 1. Certain financial data of Con Edison’s businesses are presented below:

	Twelve months ended December 31, 2014				At December 31, 2014
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$10,786	83%	$1,058	97%	$39,637	90%
O&R	892	7%	60	5%	2,837	6%
Total Utilities	11,678	90%	1,118	102%	42,474	96%
Con Edison Solutions(a)	1,059	8%	(77)	(7)%	250	1%
Con Edison Energy(a)	133	1%	17	2%	117	-%
Con Edison Development(b)	42	1%	43	4%	658	1%
Other(c)	7	-%	(9)	(1)%	809	2%
Total Con Edison	$12,919	100%	$1,092	100%	$44,308	100%

(a)	Net income from the competitive energy businesses for the twelve months ended December 31, 2014 includes $(73) million of net after-tax mark-to-market (losses)/gains (Con Edison Solutions, $(76) million and Con Edison Energy, $3 million).
(b)	Includes an after-tax gain on sale of solar electric production projects of $26 million (see Note Q to the financial statements in Item 8) and an after-tax charge of $1 million relating to the lease in/lease out (LILO) transactions (see “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8) for the twelve months ended December 31, 2014.
(c)	Other includes parent company and consolidation adjustments.

Results of Operations

Net income for common stock and earnings per share for the years ended December 31, 2014, 2013 and 2012 were as follows:

(Millions of Dollars)	Net Income for Common Stock			Earnings per Share
	2014	2013	2012	2014	2013	2012
CECONY	$1,058	$1,020	$1,014	$3.61	$3.48	$3.46
O&R	60	65	64	0.20	0.22	0.22
Competitive energy businesses(a)	(17)	(23)	76	(0.05)	(0.08)	0.26
Other(b)	(9)	-	(16)	(0.03)	-	(0.06)
Con Edison(c)	$1,092	$1,062	$1,138	$3.73	$3.62	$3.88

(a)	Includes an after-tax gain on sale of solar electric production projects of $26 million (see Note Q to the financial statements in Item 8) in 2014. Includes an after-tax charge of $1 million and $95 million or $0.32 a share relating to the LILO transactions (see “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8) in 2014 and 2013, respectively. Also includes a tax benefit of $15 million or $0.05 a share resulting from the acceptance by the Internal Revenue Service (IRS) of the company’s claim for manufacturing tax deductions in 2013. Also includes $(73) million or $(0.25) a share, $45 million or $0.14 a share and $40 million or $0.13 a share of net after-tax mark-to-market (losses)/gains in 2014, 2013 and 2012, respectively.
(b)	Other includes parent company and consolidation adjustments. For 2013, also includes $16 million of certain income tax benefits and related interest.
(c)	Earnings per share on a diluted basis were $3.71 a share, $3.61 a share and $3.86 a share in 2014, 2013 and 2012, respectively.

The Companies’ results of operations for 2014, as compared with 2013, and for 2013, as compared with 2012, reflect changes in the Utilities’ rate plans and the weather impact on its steam delivery service. The rate plans provide for revenues to cover expected increases in certain other operations and maintenance expenses and depreciation, reflecting primarily the impact of higher utility plant balances. The results of operations also include the gain on sale of solar electric production projects, the impact of LILO transactions and the net mark-to-market effects of the competitive energy businesses.

CON EDISON ANNUAL REPORT 2014	41

Management’s	Discussion and Analysis of Financial Condition and Results of Operations – Continued

The following table presents the estimated effect on earnings per share and net income for common stock for 2014 as compared with 2013, and 2013 as compared with 2012, resulting from these and other major factors:

	2014 vs. 2013		2013 vs. 2012
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY(a)
Changes in rate plans	$0.43	$125	$(0.07)	$(21)
Weather impact on steam revenues	0.03	10	0.10	30
Other operations and maintenance expenses	(0.28)	(83)	0.11	32
Depreciation and amortization	(0.09)	(27)	(0.11)	(31)
Other	0.04	13	(0.01)	(4)
Total CECONY	0.13	38	0.02	6
O&R(a)
Changes in rate plans	0.04	11	0.04	11
Other operations and maintenance expenses	(0.03)	(10)	(0.02)	(7)
Other	(0.03)	(6)	(0.02)	(3)
Total O&R	(0.02)	(5)	-	1
Competitive energy businesses
Revenues less energy costs	(0.34)	(100)	(0.10)	(30)
Net interest expense	0.29	86	(0.27)	(80)
Other	0.08	20	0.03	11
Total competitive energy businesses(b)	0.03	6	(0.34)	(99)
Other, including parent company expenses(c)	(0.03)	(9)	0.06	16
Total variations	$0.11	$30	$(0.26)	$(76)

(a)	Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Under the rate plans, pension and other postretirement costs and certain other costs are reconciled to amounts reflected in rates for such costs. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers (see “Recoverable Energy Costs” in Note A and “Rate Plans” in Note B to the financial statements in Item 8). Accordingly, such costs do not generally affect the Companies’ results of operations.
(b)	These variations include the gain on sale of solar electric production projects, the impact of the LILO transactions, the manufacturing tax deduction and the net mark-to-market effects shown in note (a) in the Results of Operations table above.
(c)	The variation for the year ended December 31, 2013, as compared to the 2012 period, reflects certain income tax benefits and related interest in 2013 for Con Edison (parent company), $16 million or $0.06 a share.

The Companies’ other operations and maintenance expenses for the years ending December 31, 2014, 2013 and 2012 were as follows:

(Millions of Dollars)	2014	2013	2012
CECONY
Operations	$1,384	$1,313	$1,312
Pensions and other postretirement benefits	467	485	519
Health care and other benefits	149	133	156
Regulatory fees and assessments(a)	533	517	517
Other	340	287	284
Total CECONY	2,873	2,735	2,788
O&R	318	302	291
Competitive energy businesses	108	105	107
Other(b)	(5)	(5)	(4)
Total other operations and maintenance expenses	$3,294	$3,137	$3,182

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.
(b)	Includes parent company and consolidation adjustments.

42	CON EDISON ANNUAL REPORT 2014

Management’s	Discussion and Analysis of Financial Condition and Results of Operations – Continued

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2014, 2013 and 2012 follows. For additional business segment financial information, see Note N to the financial statements in Item 8.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

The Companies’ results of operations in 2014 compared with 2013 were:

	CECONY		O&R		Competitive Energy Businesses		Other(a)		Con Edison(b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$356	3.4%	$59	7.1%	$148	13.5%	$2	40.0%	$565	4.6%
Purchased power	70	3.5	21	9.7	227	26.4	-	-	318	10.3
Fuel	(35)	(10.9)	-	-	-	-	-	-	(35)	(10.9)
Gas purchased for resale	77	14.5	12	15.8	88	Large	(1)	Large	176	27.7
Other operations and maintenance	138	5.0	16	5.3	3	2.9	-	-	157	5.0
Depreciation and amortization	45	4.8	5	8.9	(4)	(17.4)	1	Large	47	4.6
Taxes, other than income taxes	(18)	(1.0)	(2)	(3.2)	2	11.8	-	-	(18)	(0.9)
Gain on sale of solar electric production projects	-	-	-	-	45	-	-	-	45	-
Operating income (loss)	79	3.8	7	5.8	(123)	Large	2	Large	(35)	(1.6)
Other income less deductions	10	Large	2	Large	20	Large	(3)	Large	29	Large
Net interest expense	16	3.1	(2)	(5.4)	(143)	Large	1	3.8	(128)	(17.8)
Income before income tax expense	73	4.7	11	13.1	40	62.5	(2)	(9.1)	122	7.9
Income tax expense	35	6.7	16	84.2	34	82.9	7	31.8	92	19.3
Net income for common stock	$38	3.7%	$(5)	(7.7)%	$6	26.1%	$(9)	Large	$30	2.8%

(a)	Includes parent company and consolidation adjustments.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Twelve Months Ended December 31, 2014				Twelve Months Ended December 31, 2013
(Millions of Dollars)	Electric	Gas	Steam	2014 Total	Electric	Gas	Steam	2013 Total	2014-2013 Variation
Operating revenues	$8,437	$1,721	$628	$10,786	$8,131	$1,616	$683	$10,430	$356
Purchased power	2,036	-	55	2,091	1,974	-	47	2,021	70
Fuel	180	-	105	285	174	-	146	320	(35)
Gas purchased for resale	-	609	-	609	-	532	-	532	77
Other operations and maintenance	2,270	418	185	2,873	2,180	351	204	2,735	138
Depreciation and amortization	781	132	78	991	749	130	67	946	45
Taxes, other than income taxes	1,458	248	92	1,798	1,459	241	116	1,816	(18)
Operating income	$1,712	$314	$113	$2,139	$1,595	$362	$103	$2,060	$79

CON EDISON ANNUAL REPORT 2014	43

Management’s	Discussion and Analysis of Financial Condition and Results of Operations – Continued

Electric

CECONY’s results of electric operations for the year ended December 31, 2014 compared with the year ended December 31, 2013 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2014	December 31, 2013	Variation
Operating revenues	$8,437	$8,131	$306
Purchased power	2,036	1,974	62
Fuel	180	174	6
Other operations and maintenance	2,270	2,180	90
Depreciation and amortization	781	749	32
Taxes, other than income taxes	1,458	1,459	(1)
Electric operating income	$1,712	$1,595	$117

CECONY’s electric sales and deliveries in 2014 compared with 2013 were:

	Millions of kWhs Delivered					Revenues in Millions(a)
	Twelve Months Ended					Twelve Months Ended
Description	December 31, 2014	December 31, 2013	Variation	Percent Variation		December 31, 2014	December 31, 2013	Variation	Percent Variation
Residential/Religious(b)	9,868	10,273	(405)	(3.9)%		$2,847	$2,773	$74	2.7%
Commercial/Industrial	9,834	9,776	58	0.6		2,176	2,013	163	8.1
Energy choice customers	26,221	26,574	(353)	(1.3)		2,646	2,683	(37)	(1.4)
NYPA, Municipal Agency and other sales	10,380	10,295	85	0.8		625	615	10	1.6
Other operating revenues(c)	-	-	-	-		143	47	96	Large
Total	56,303	56,918	(615)	(1.1	)%(d)	$8,437	$8,131	$306	3.8%

(a)	Revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the financial statements in Item 8.
(d)	After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.1 percent in 2014 compared with 2013.

Operating revenues increased $306 million in 2014 compared with 2013 due primarily to higher revenues from the electric rate plan ($215 million), higher purchased power ($62 million) and fuel expenses ($6 million).

Purchased power expenses increased $62 million in 2014 compared with 2013 due to an increase in unit costs ($56 million) and purchased volumes ($6 million).

Fuel expenses increased $6 million in 2014 compared with 2013 due to higher unit costs ($34 million), offset by lower sendout volumes from the company’s electric generating facilities ($28 million).

Other operations and maintenance expenses increased $90 million due primarily to higher costs for the support and protection of company underground facilities to accommodate New York City municipal projects ($25 million), higher costs for injuries and damages ($24 million), an increase in healthcare costs ($12 million) and an increase in the surcharges for assessments and fees that are collected in revenues from customers ($11 million).

Depreciation and amortization increased $32 million due primarily to higher electric utility plant balances.

Taxes, other than income taxes decreased $1 million principally due to a sales and use tax refund, offset in part by higher property taxes.

44	CON EDISON ANNUAL REPORT 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Gas

CECONY’s results of gas operations for the year ended December 31, 2014 compared with the year ended December 31, 2013 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2014	December 31, 2013	Variation
Operating revenues	$1,721	$1,616	$105
Gas purchased for resale	609	532	77
Other operations and maintenance	418	351	67
Depreciation and amortization	132	130	2
Taxes, other than income taxes	248	241	7
Gas operating income	$314	$362	$(48)

CECONY’s gas sales and deliveries, excluding off-system sales, in 2014 compared with 2013 were:

	Thousands of Dt Delivered				Revenues in Millions(a)
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2014	December 31, 2013	Variation	Percent Variation	December 31, 2014	December 31, 2013	Variation	Percent Variation
Residential	46,661	38,872	7,789	20.0%	$782	$720	$62	8.6%
General	28,969	28,135	834	3.0	359	339	20	5.9
Firm transportation	68,731	61,139	7,592	12.4	453	414	39	9.4
Total firm sales and transportation	144,361	128,146	16,215	12.7 (b)	1,594	1,473	121	8.2
Interruptible sales(c)	10,498	10,900	(402)	(3.7)	91	69	22	31.9
NYPA	47,548	48,682	(1,134)	(2.3)	2	2	-	-
Generation plants	82,146	62,764	19,382	30.9	30	26	4	15.4
Other	22,866	24,615	(1,749)	(7.1)	40	45	(5)	(11.1)
Other operating revenues(d)	-	-	-	-	(36)	1	(37)	Large
Total	307,419	275,107	32,312	11.7%	$1,721	$1,616	$105	6.5%

(a)	Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)	After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 8.0 percent in 2014 compared with 2013, reflecting primarily higher oil-to-gas conversions and transfers to firm service.
(c)	Includes 6,057 and 5,362 thousands of Dt for 2014 and 2013, respectively, which are also reflected in firm transportation and other.
(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

Operating revenues increased $105 million in 2014 compared with 2013 due primarily to an increase in gas purchased for resale expenses ($77 million) and higher revenues from the gas rate plan ($31 million).

Gas purchased for resale increased $77 million in 2014 compared with 2013 due to higher unit costs ($67 million) and sendout volumes ($10 million).

Other operations and maintenance expenses increased $67 million due primarily to higher operating costs attributable to emergency response ($25 million), higher pension costs ($10 million), an increase in the surcharges for assessments and fees that are collected in revenues from customers ($8 million), higher costs for injuries and damages ($4 million) and higher healthcare costs ($2 million).

Depreciation and amortization increased $2 million due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $7 million principally due to higher state and local revenue taxes and property taxes, offset in part by a sales and use tax refund.

CON EDISON ANNUAL REPORT 2014	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Steam

CECONY’s results of steam operations for the year ended December 31, 2014 compared with the year ended December 31, 2013 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2014	December 31, 2013	Variation
Operating revenues	$628	$683	$(55)
Purchased power	55	47	8
Fuel	105	146	(41)
Other operations and maintenance	185	204	(19)
Depreciation and amortization	78	67	11
Taxes, other than income taxes	92	116	(24)
Steam operating income	$113	$103	$10

CECONY’s steam sales and deliveries in 2014 compared with 2013 were:

	Millions of Pounds Delivered					Revenues in Millions
	Twelve Months Ended					Twelve Months Ended
Description	December 31, 2014	December 31, 2013	Variation	Percent Variation		December 31, 2014	December 31, 2013	Variation	Percent Variation
General	594	547	47	8.6%		$30	$31	$(1)	(3.2)%
Apartment house	6,574	6,181	393	6.4		180	187	(7)	(3.7)
Annual power	15,848	15,195	653	4.3		469	491	(22)	(4.5)
Other operating revenues(a)	-	-	-	-		(51)	(26)	(25)	96.2
Total	23,016	21,923	1,093	5.0	%(b)	$628	$683	$(55)	(8.0)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.
(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries increased 1.8 percent in 2014 compared with 2013, reflecting higher average normalized use per customer.

Operating revenues decreased $55 million in 2014 compared with 2013 due primarily to lower fuel expenses ($41 million) and lower revenues from the steam rate plans ($38 million), offset in part by the weather impact on revenues ($17 million) and higher purchased power costs ($8 million).

Purchased power expenses increased $8 million in 2014 compared with 2013 due to an increase in unit costs ($7 million) and purchased volumes ($1 million).

Fuel expenses decreased $41 million in 2014 compared with 2013 due to lower unit costs ($44 million), offset by higher sendout volumes ($3 million).

Other operations and maintenance expenses decreased $19 million due primarily to the absence in 2014 of certain previously deferred pension costs that were recognized in 2013 under CECONY’s steam rate plan.

Depreciation and amortization increased $11 million due to higher steam utility plant balances.

Taxes, other than income taxes decreased $24 million principally due to lower property taxes and sales and use tax refund.

46	CON EDISON ANNUAL REPORT 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Taxes, Other Than Income Taxes

At $1.8 billion, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

(Millions of Dollars)	2014		2013		Increase/ (Decrease)
Property taxes	$1,406		$1,408		$(2)
State and local taxes related to revenue receipts	332		328		4
Payroll taxes	65		63		2
Other taxes	(5	)(a)	17		(22)
Total	$1,798	(b)	$1,816	(b)	$(18)

(a)	Includes a sales and use tax refund of $15 million.
(b)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2014 and 2013 were $2,267 million and $2,255 million, respectively.

Other Income (Deductions)

Other income (deductions) increased $10 million in 2014 compared with 2013 due primarily to the gain on sale of certain non-utility property.

Net Interest Expense

Net interest expense increased $16 million in 2014 compared with 2013 due primarily to higher interest charges on long-term debt in 2014.

Income Tax Expense

Income taxes increased $35 million in 2014 compared with 2013 due primarily to higher income before income tax expense ($29 million) and higher amortization of New York State’s Metropolitan Transportation Authority business tax ($6 million).

O&R

	Twelve Months Ended December 31, 2014			Twelve Months Ended December 31, 2013
(Millions of Dollars)	Electric	Gas	2014 Total	Electric	Gas	2013 Total	2014-2013 Variation
Operating revenues	$680	$212	$892	$628	$205	$833	$59
Purchased power	238	-	238	217	-	217	21
Gas purchased for resale	-	88	88	-	76	76	12
Other operations and maintenance	251	67	318	238	64	302	16
Depreciation and amortization	46	15	61	41	15	56	5
Taxes, other than income taxes	43	17	60	45	17	62	(2)
Operating income	$102	$25	$127	$87	$33	$120	$7

Electric

O&R’s results of electric operations for the year ended December 31, 2014 compared with the year ended December 31, 2013 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2014	December 31, 2013	Variation
Operating revenues	$680	$628	$52
Purchased power	238	217	21
Other operations and maintenance	251	238	13
Depreciation and amortization	46	41	5
Taxes, other than income taxes	43	45	(2)
Electric operating income	$102	$87	$15

CON EDISON ANNUAL REPORT 2014	47

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

O&R’s electric sales and deliveries in 2014 compared with 2013 were:

	Millions of kWhs Delivered					Revenues in Millions(a)
	Twelve Months Ended					Twelve Months Ended
Description	December 31, 2014	December 31, 2013	Variation	Percent Variation		December 31, 2014	December 31, 2013	Variation	Percent Variation
Residential/Religious(b)	1,515	1,580	(65)	(4.1)%		$307	$287	$20	7.0%
Commercial/Industrial	812	871	(59)	(6.8)		136	129	7	5.4
Energy choice customers	3,240	3,166	74	2.3		207	192	15	7.8
Public authorities	102	104	(2)	(1.9)		12	11	1	9.1
Other operating revenues(c)	-	-	-	-		18	9	9	Large
Total	5,669	5,721	(52)	(0.9	)%(d)	$680	$628	$52	8.3%

(a)	O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.
(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8.
(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased.0.2 percent in 2014 compared with 2013.

Operating revenues increased $52 million in 2014 compared with 2013 due primarily to higher purchased power expenses ($21 million) and higher revenues from the New York electric rate plan ($17 million).

Purchased power expenses increased $21 million in 2014 compared with 2013 due to an increase in unit costs ($26 million), offset by a decrease in purchased volumes ($5 million).

Other operations and maintenance expenses increased $13 million due primarily to an increase in surcharges for assessments and fees that are collected in revenues from customers ($5 million), increase in storm costs ($3 million) and higher healthcare costs ($1 million).

Depreciation and amortization increased $5 million due primarily to higher electric utility plant balances.

Taxes, other than income taxes decreased $2 million principally due to lower state revenue taxes.

Gas

O&R’s results of gas operations for the year ended December 31, 2014 compared with the year ended December 31, 2013 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2014	December 31, 2013	Variation
Operating revenues	$212	$205	$7
Gas purchased for resale	88	76	12
Other operations and maintenance	67	64	3
Depreciation and amortization	15	15	-
Taxes, other than income taxes	17	17	-
Gas operating income	$25	$33	$(8)

48	CON EDISON ANNUAL REPORT 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

O&R’s gas sales and deliveries, excluding off-system sales, in 2014 compared with 2013 were:

	Thousands of Dt Delivered					Revenues in Millions(a)
	Twelve Months Ended					Twelve Months Ended
Description	December 31, 2014	December 31, 2013	Variation	Percent Variation		December 31, 2014	December 31, 2013	Variation	Percent Variation
Residential	7,786	7,253	533	7.3%		$101	$97	$4	4.1%
General	1,743	1,555	188	12.1		20	18	2	11.1
Firm transportation	12,592	12,062	530	4.4		75	77	(2)	(2.6)
Total firm sales and transportation	22,121	20,870	1,251	6.0	(b)	196	192	4	2.1
Interruptible sales	4,216	4,118	98	2.4		2	3	(1)	(33.3)
Generation plants	70	19	51	Large		1	-	1	Large
Other	945	885	60	6.8		-	-	-	-
Other gas revenues	-	-	-	-		13	10	3	30.0
Total	27,352	25,892	1,460	5.6		$212	$205	$7	3.4%

(a)	Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.9 percent in 2014 compared with 2013.

Operating revenues increased $7 million in 2014 compared with 2013 due primarily to the increase in gas purchased for resale ($12 million).

Gas purchased for resale increased $12 million in 2014 compared with 2013 due to an increase in unit costs ($6 million) and purchased volumes ($6 million).

Other operations and maintenance expenses increased $3 million due primarily to an increase in surcharges for assessments and fees that are collected in revenues from customers.

Taxes, Other Than Income Taxes

Taxes, other than income taxes, decreased $2 million in 2014 compared with 2013. The principal components of taxes, other than income taxes, were:

(Millions of Dollars)	2014		2013		Increase/ (Decrease)
Property taxes	$44		$43		$1
State and local taxes related to revenue receipts	9		12		(3)
Payroll taxes	7		7		-
Total	$60	(a)	$62	(a)	$(2)

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2014 and 2013 were $86 million and $87 million, respectively.

Other Income (Deductions)

Other income (deductions) increased $2 million in 2014 compared with 2013 due primarily to higher interest accrued on storm reserves in 2014.

Net Interest Expense

Net interest expense decreased $2 million in 2014 compared with 2013 reflecting primarily changes to accrued interest resulting from adjustments to prior year federal income tax returns in 2013.

Income Tax Expense

Income taxes increased $16 million in 2014 compared with 2013 due primarily to higher income before income tax expense ($5 million), higher amortization of New York State’s Metropolitan Transportation Authority business tax ($3 million) and changes in estimates of accumulated deferred income taxes in 2013 ($6 million).

CON EDISON ANNUAL REPORT 2014	49

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the year ended December 31, 2014 compared with the year ended December 31, 2013 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2014	December 31, 2013	Variation
Operating revenues	$1,244	$1,096	$148
Purchased power	1,088	861	227
Gas purchased for resale	115	27	88
Other operations and maintenance	108	105	3
Depreciation and amortization	19	23	(4)
Taxes, other than income taxes	19	17	2
(Gain) on sale of solar electric production projects	(45)	-	(45)
Operating income (loss)	$(60)	$63	$(123)

Operating revenues increased $148 million in 2014 compared with 2013, due primarily to higher wholesale and electric retail revenues ($125 million), and the impact of the LILO transactions ($27 million, see “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8). Wholesale revenues increased $80 million in 2014 as compared to 2013 due to higher sales volume. Electric retail revenues increased $45 million, due to higher unit prices ($64 million), offset by lower sales volumes ($19 million). Solar revenues decreased $14 million in 2014 as compared with 2013 primarily due to Con Edison Development’s sale of 50 percent of its membership interest in CED California Holdings Financing I, LLC (California Solar – see Note Q to the financial statements in Item 8). Net mark-to-market values decreased $202 million in 2014 as compared with 2013, of which $206 million in losses are reflected in purchased power expenses and $4 million in gains are reflected in revenues. Other revenues increased $6 million in 2014 as compared with 2013, due primarily to higher energy services revenues.

Purchased power expenses increased $227 million in 2014 compared with 2013 due primarily to changes in mark-to-market losses ($206 million) and higher unit prices ($64 million), offset by lower volumes ($43 million).

Gas purchased for resale increased $88 million due primarily to higher volumes.

Other operations and maintenance expenses increased $3 million due primarily to an increase in solar electric production projects in operation during 2014.

Depreciation and maintenance expense decreased $4 million due to Con Edison Development’s sale of 50 percent of its membership interest in California Solar (see Note Q to the financial statements in Item 8).

Taxes, other than income taxes increased $2 million due to an increase in sales and use taxes, property taxes and gross receipts tax.

Gain on sale of solar electric production projects was $45 million reflecting Con Edison Development’s sale of 50 percent of its membership interest in California Solar (see Note Q to the financial statements in Item 8).

Other Income (Deductions)

Other income (deductions) increased $20 million in 2014 compared to 2013 primarily reflecting income from Con Edison Development’s solar investments that are accounted for under the equity method.

Net Interest Expense

Net interest expense decreased $143 million in 2014 compared to 2013 due primarily to the impact of the LILO transactions. See “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8.

Income Tax Expense

Income taxes increased $34 million in 2014 compared with 2013 due primarily to higher income before income tax expense ($17 million) and a tax benefit in 2013 resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions ($15 million).

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

50	CON EDISON ANNUAL REPORT 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

The Companies’ results of operations in 2013 compared with 2012 were:

	CECONY		O&R		Competitive Energy Businesses		Other(a)		Con Edison(b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$243	2.4%	$38	4.8%	$(117)	(9.6)%	$2	28.6%	$166	1.4%
Purchased power	53	2.7	19	9.6	(89)	(9.4)	-	-	(17)	(0.5)
Fuel	10	3.2	-	-	-	-	-	-	10	3.2
Gas purchased for resale	145	37.5	7	10.1	22	Large	-	-	174	37.7
Other operations and maintenance	(53)	(1.9)	11	3.8	(2)	(1.9)	(1)	(25.0)	(45)	(1.4)
Depreciation and amortization	52	5.8	3	5.7	15	Large	(1)	Large	69	7.2
Taxes, other than income taxes	69	3.9	1	1.6	(1)	(5.6)	1	Large	70	3.8
Operating income	(33)	(1.6)	(3)	(2.4)	(62)	(49.6)	3	Large	(95)	(4.1)
Other income less deductions	3	Large	(1)	(50.0)	4	Large	1	50.0	7	Large
Net interest expense	(24)	(4.4)	7	23.3	134	Large	(2)	(7.1)	115	19.0
Income before income tax expense	(6)	(0.4)	(11)	(11.6)	(192)	Large	6	21.4	(203)	(11.7)
Income tax expense	(9)	(1.7)	(12)	(38.7)	(93)	Large	(10)	(83.3)	(124)	(20.7)
Net income	3	0.3	1	1.6	(99)	Large	16	Large	(79)	(6.9)
Preferred stock dividend requirements	(3)	Large	-	-	-	-	-	-	(3)	Large
Net income for common stock	$6	0.6%	$1	1.6%	$(99)	Large	$16	Large	$(76)	(6.7)%

(a)	Includes parent company and consolidation adjustments.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Twelve Months Ended December 31, 2013				Twelve Months Ended December 31, 2012
(Millions of Dollars)	Electric	Gas	Steam	2013 Total	Electric	Gas	Steam	2012 Total	2013- 2012 Variation
Operating revenues	$8,131	$1,616	$683	$10,430	$8,176	$1,415	$596	$10,187	$243
Purchased power	1,974	-	47	2,021	1,938	-	30	1,968	53
Fuel	174	-	146	320	159	-	151	310	10
Gas purchased for resale	-	532	-	532	-	387	-	387	145
Other operations and maintenance	2,180	351	204	2,735	2,273	330	185	2,788	(53)
Depreciation and amortization	749	130	67	946	710	120	64	894	52
Taxes, other than income taxes	1,459	241	116	1,816	1,403	232	112	1,747	69
Operating income	$1,595	$362	$103	$2,060	$1,693	$346	$54	$2,093	$(33)

CON EDISON ANNUAL REPORT 2014	51

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Electric

CECONY’s results of electric operations for the year ended December 31, 2013 compared with the year ended December 31, 2012 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2013	December 31, 2012	Variation
Operating revenues	$8,131	$8,176	$(45)
Purchased power	1,974	1,938	36
Fuel	174	159	15
Other operations and maintenance	2,180	2,273	(93)
Depreciation and amortization	749	710	39
Taxes, other than income taxes	1,459	1,403	56
Electric operating income	$1,595	$1,693	$(98)

CECONY’s electric sales and deliveries in 2013 compared with 2012 were:

	Millions of kWhs Delivered					Revenues in Millions(a)
	Twelve Months Ended					Twelve Months Ended
Description	December 31, 2013	December 31, 2012	Variation	Percent Variation		December 31, 2013	December 31, 2012	Variation	Percent Variation
Residential/Religious(b)	10,273	10,718	(445)	(4.2)%		$2,773	$2,749	$24	0.9%
Commercial/Industrial	9,776	9,848	(72)	(0.7)		2,013	1,971	42	2.1
Energy choice customers	26,574	25,990	584	2.2		2,683	2,750	(67)	(2.4)
NYPA, Municipal Agency and other sales	10,295	10,645	(350)	(3.3)		615	617	(2)	(0.3)
Other operating revenues(c)	-	-	-	-		47	89	(42)	(47.2)
Total	56,918	57,201	(283)	(0.5	)%(d)	$8,131	$8,176	$(45)	(0.6)%

(a)	Revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the financial statements in Item 8.
(d)	After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.3 percent in 2013 compared with 2012.

Operating revenues decreased $45 million in 2013 compared with 2012 due primarily to lower revenues from the electric rate plan and other regulatory matters ($128 million, which includes a decrease of $76 million reflecting the use of certain regulatory liabilities in 2012 to offset a temporary surcharge under the electric rate plan), offset by higher purchased power ($36 million) and fuel expenses ($15 million).

Purchased power expenses increased $36 million in 2013 compared with 2012 due to an increase in unit costs ($77 million), offset by a decrease in purchased volumes ($41 million).

Fuel expenses increased $15 million in 2013 compared with 2012 due to higher unit costs ($10 million) and sendout volumes from the company’s electric generating facilities ($5 million).

Other operations and maintenance expenses decreased $93 million primarily reflecting a decrease in pension costs ($45 million) in 2013 as compared to 2012 when certain pension costs that were deferred from earlier periods were recognized under the electric rate plan and lower healthcare costs ($11 million).

Depreciation and amortization increased $39 million due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $56 million principally due to higher property taxes.

52	CON EDISON ANNUAL REPORT 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Gas

CECONY’s results of gas operations for the year ended December 31, 2013 compared with the year ended December 31, 2012 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2013	December 31, 2012	Variation
Operating revenues	$1,616	$1,415	$201
Gas purchased for resale	532	387	145
Other operations and maintenance	351	330	21
Depreciation and amortization	130	120	10
Taxes, other than income taxes	241	232	9
Gas operating income	$362	$346	$16

CECONY’s gas sales and deliveries, excluding off-system sales, in 2013 compared with 2012 were:

	Thousands of Dt Delivered				Revenues in Millions(a)
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2013	December 31, 2012	Variation	Percent Variation	December 31, 2013	December 31, 2012	Variation	Percent Variation
Residential	38,872	33,457	5,415	16.2%	$720	$607	$113	18.6%
General	28,135	24,138	3,997	16.6	339	282	57	20.2
Firm transportation	61,139	52,860	8,279	15.7	414	380	34	8.9
Total firm sales and transportation	128,146	110,455	17,691	16.0 (b)	1,473	1,269	204	16.1
Interruptible sales(c)	10,900	5,961	4,939	82.9	69	39	30	76.9
NYPA	48,682	48,107	575	1.2	2	2	-	-
Generation plants	62,764	85,827	(23,063)	(26.9)	26	32	(6)	(18.8)
Other	24,615	22,259	2,356	10.6	45	36	9	25.0
Other operating revenues(d)	-	-	-	-	1	37	(36)	(97.3)
Total	275,107	272,609	2,498	0.9%	$1,616	$1,415	$201	14.2%

(a)	Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)	After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 4.6 percent in 2013 compared with 2012.
(c)	Includes 5,362 and 563 thousands of Dt for 2013 and 2012, respectively, which are also reflected in firm transportation and other.
(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

Operating revenues increased $201 million in 2013 compared with 2012 due primarily to an increase in gas purchased for resale expenses ($145 million) and higher revenues from the gas rate plan and other regulatory matters ($62 million).

Gas purchased for resale increased $145 million in 2013 compared with 2012 due to higher sendout volumes ($91 million) and unit costs ($54 million).

Other operations and maintenance expenses increased $21 million due primarily to an increase in the surcharges for assessments and fees that are collected in revenues from customers ($29 million), offset in part by lower pension costs ($6 million) and healthcare costs ($3 million).

Depreciation and amortization increased $10 million due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $9 million principally due to higher local revenue taxes and property taxes.

CON EDISON ANNUAL REPORT 2014	53

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Steam

CECONY’s results of steam operations for the year ended December 31, 2013 compared with the year ended December 31, 2012 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2013	December 31, 2012	Variation
Operating revenues	$683	$596	$87
Purchased power	47	30	17
Fuel	146	151	(5)
Other operations and maintenance	204	185	19
Depreciation and amortization	67	64	3
Taxes, other than income taxes	116	112	4
Steam operating income	$103	$54	$49

CECONY’s steam sales and deliveries in 2013 compared with 2012 were:

	Millions of Pounds Delivered					Revenues in Millions
	Twelve Months Ended					Twelve Months Ended
Description	December 31, 2013	December 31, 2012	Variation	Percent Variation		December 31, 2013	December 31, 2012	Variation	Percent Variation
General	547	425	122	28.7%		$31	$25	$6	24.0%
Apartment house	6,181	5,240	941	18.0		187	158	29	18.4
Annual power	15,195	14,076	1,119	7.9		491	429	62	14.5
Other operating revenues(a)	-	-	-	-		(26)	(16)	(10)	62.5
Total	21,923	19,741	2,182	11.1	%(b)	$683	$596	$87	14.6%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.
(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 2.2 percent in 2013 compared with 2012, reflecting lower average normalized use per customer.

Operating revenues increased $87 million in 2013 compared with 2012 due primarily to the weather impact on revenues ($50 million), the net change in rates under steam rate plans and other regulatory matters ($32 million) and higher purchased power ($17 million), offset by lower fuel expenses ($5 million).

Purchased power expenses increased $17 million in 2013 compared with 2012 due to an increase in purchased volumes ($11 million) and unit costs ($6 million).

Fuel expenses decreased $5 million in 2013 compared with 2012 due to lower unit costs ($14 million), offset by higher sendout volumes ($9 million).

Other operations and maintenance expense increased $19 million due primarily to higher pension expense ($17 million).

Depreciation and amortization increased $3 million due to higher steam utility plant balances.

Taxes, other than income taxes increased $4 million principally due to higher property taxes.

Taxes, Other Than Income Taxes

At over $1.8 billion, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

(Millions of Dollars)	2013		2012		Increase/ (Decrease)
Property taxes	$1,408		$1,351		$57	(a)
State and local taxes related to revenue receipts	328		318		10
Payroll taxes	63		66		(3)
Other taxes	17		12		5
Total	$1,816	(b)	$1,747	(b)	$69

(a)	Property taxes increased $57 million reflecting primarily higher capital investments.
(b)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2013 and 2012 were $2,255 million and $2,185 million, respectively.

54	CON EDISON ANNUAL REPORT 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Net Interest Expense

Net interest expense decreased $24 million in 2013 compared with 2012 due primarily to lower interest charges on long-term debt and lower accrued interest as a result of certain federal income tax benefits. See Note L to the financial statements in Item 8.

Income Tax Expense

Income taxes decreased $9 million in 2013 compared with 2012 due primarily to income tax benefits recognized in 2013 upon completion of IRS audits of the Companies’ federal income tax returns for the tax years 1998 through 2011.

Preferred Stock Dividend Requirements

Preferred stock dividend requirements decreased $3 million in 2013 compared with 2012 due to the company’s redemption, in May 2012, of all of its outstanding shares of $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value).

O&R

	Twelve Months Ended December 31, 2013			Twelve Months Ended December 31, 2012
(Millions of Dollars)	Electric	Gas	2013 Total	Electric	Gas	2012 Total	2013-2012 Variation
Operating revenues	$628	$205	$833	$592	$203	$795	$38
Purchased power	217	-	217	198	-	198	19
Gas purchased for resale	-	76	76	-	69	69	7
Other operations and maintenance	238	64	302	227	64	291	11
Depreciation and amortization	41	15	56	38	15	53	3
Taxes, other than income taxes	45	17	62	46	15	61	1
Operating income	$87	$33	$120	$83	$40	$123	$(3)

Electric

O&R’s results of electric operations for the year ended December 31, 2013 compared with the year ended December 31, 2012 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2013	December 31, 2012	Variation
Operating revenues	$628	$592	$36
Purchased power	217	198	19
Other operations and maintenance	238	227	11
Depreciation and amortization	41	38	3
Taxes, other than income taxes	45	46	(1)
Electric operating income	$87	$83	$4

CON EDISON ANNUAL REPORT 2014	55

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

O&R’s electric sales and deliveries in 2013 compared with 2012 were:

	Millions of kWhs Delivered					Revenues in Millions(a)
	Twelve Months Ended					Twelve Months Ended
Description	December 31, 2013	December 31, 2012	Variation	Percent Variation		December 31, 2013	December 31, 2012	Variation	Percent Variation
Residential/Religious(b)	1,580	1,632	(52)	(3.2)%		$287	$272	$15	5.5%
Commercial/Industrial	871	945	(74)	(7.8)		129	123	6	4.9
Energy choice customers	3,166	3,040	126	4.1		192	178	14	7.9
Public authorities	104	114	(10)	(8.8)		11	10	1	10.0
Other operating revenues(c)	-	-	-	-		9	9	-	-
Total	5,721	5,731	(10)	(0.2	)%(d)	$628	$592	$36	6.1%

(a)	O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.
(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8.
(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 0.8 percent in 2013 compared with 2012.

Operating revenues increased $36 million in 2013 compared with 2012 due primarily to higher purchased power expenses ($19 million) and higher revenues from the New York electric rate plan ($14 million).

Purchased power expenses increased $19 million in 2013 compared with 2012 due to an increase in unit costs ($31 million), offset by a decrease in purchased volumes ($12 million).

Other operations and maintenance expenses increased $11 million due primarily to changes in storm costs ($5 million) and an increase in surcharges for assessments and fees that are collected in revenues from customers ($4 million).

Depreciation and amortization increased $3 million due primarily to higher electric utility plant balances.

Taxes, other than income taxes decreased $1 million principally due to lower property taxes.

Gas

O&R’s results of gas operations for the year ended December 31, 2013 compared with the year ended December 31, 2012 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2013	December 31, 2012	Variation
Operating revenues	$205	$203	$2
Gas purchased for resale	76	69	7
Other operations and maintenance	64	64	-
Depreciation and amortization	15	15	-
Taxes, other than income taxes	17	15	2
Gas operating income	$33	$40	$(7)

56	CON EDISON ANNUAL REPORT 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

O&R’s gas sales and deliveries, excluding off-system sales, in 2013 compared with 2012 were:

	Thousands of Dt Delivered				Revenues in Millions(a)
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2013	December 31, 2012	Variation	Percent Variation	December 31, 2013	December 31, 2012	Variation	Percent Variation
Residential	7,253	6,291	962	15.3%	$97	$88	$9	10.2%
General	1,555	1,248	307	24.6	18	15	3	20.0
Firm transportation	12,062	10,505	1,557	14.8	77	76	1	1.3
Total firm sales and transportation	20,870	18,044	2,826	15.7 (b)	192	179	13	7.3
Interruptible sales	4,118	4,326	(208)	(4.8)	3	4	(1)	(25.0)
Generation plants	19	15	4	26.7	-	-	-	-
Other	885	793	92	11.6	-	-	-	-
Other gas revenues	-	-	-	-	10	20	(10)	(50.0)
Total	25,892	23,178	2,714	11.7%	$205	$203	$2	1.0%

(a)	Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.2 percent in 2013 compared with 2012.

Operating revenues increased $2 million in 2013 compared with 2012 due primarily to the increase in gas purchased for resale in 2013 ($7 million), offset in part by the gas rate plan.

Gas purchased for resale increased $7 million in 2013 compared with 2012 due to an increase in purchased volumes ($23 million), offset by a decrease in unit costs ($16 million).

Taxes other than income taxes increased $2 million principally due to higher property taxes.

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

Income Tax Expense

Income taxes decreased $12 million in 2013 compared with 2012 due primarily to changes in estimates of accumulated deferred income taxes.

CON EDISON ANNUAL REPORT 2014	57

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the year ended December 31, 2013 compared with the year ended December 31, 2012 is as follows:

	Twelve Months Ended
(Millions of Dollars)	December 31, 2013	December 31, 2012	Variation
Operating revenues	$1,096	$1,213	$(117)
Purchased power	861	950	(89)
Gas purchased for resale	27	5	22
Other operations and maintenance	105	107	(2)
Depreciation and amortization	23	8	15
Taxes, other than income taxes	17	18	(1)
Operating income	$63	$125	$(62)

Operating revenues decreased $117 million in 2013 compared with 2012, due primarily to lower electric retail and wholesale revenues ($156 million), and the impact of the termination of the LILO transactions ($27 million, see “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8). Electric retail revenues decreased $99 million, due to lower sales volume ($138 million), offset by higher unit prices ($39 million). Wholesale revenues decreased $57 million in 2013 as compared with 2012, due to lower sales volumes. Solar revenues increased $38 million in 2013 compared with 2012 reflecting an increase in solar electric production projects in service. Net mark-to-market values increased $6 million in 2013 as compared with 2012, of which $14 million in gains are reflected in revenues and $8 million in losses are reflected in purchased power expenses. Other revenues increased $14 million in 2013 as compared with 2012, due primarily to higher other wholesale revenues.

Purchased power expenses decreased $89 million in 2013 compared with 2012 due primarily to lower volumes ($180 million), offset by higher unit prices ($83 million) and changes in mark-to-market values ($8 million).

Gas purchased for resale increased $22 million due primarily to higher volumes.

Depreciation and amortization increased $15 million due to higher non-utility plant balances.

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

58	CON EDISON ANNUAL REPORT 2014

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

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

Con Edison

(Millions of Dollars)	2014	2013	Variance 2014 vs. 2013	2012	Variance 2013 vs. 2012
Operating activities	$2,831	$2,552	$279	$2,599	$(47)
Investing activities	(2,759)	(2,659)	(100)	(2,523)	(136)
Financing activities	(47)	387	(434)	(330)	717
Net change	25	280	(255)	(254)	534
Balance at beginning of period	674	394	280	648	(254)
Balance at end of period	$699	$674	$25	$394	$280

CECONY

(Millions of Dollars)	2014	2013	Variance 2014 vs. 2013	2012	Variance 2013 vs. 2012
Operating activities	$2,430	$2,643	$(213)	$2,346	$297
Investing activities	(2,304)	(2,417)	113	(1,958)	(459)
Financing activities	(114)	54	(168)	(407)	461
Net change	12	280	(268)	(19)	299
Balance at beginning of period	633	353	280	372	(19)
Balance at end of period	$645	$633	$12	$353	$280

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is affected primarily by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but generally not net income. See Note B to the financial statements in Item 8. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

The Companies’ cash flows from operating activities also reflect income tax payments. Cash paid by Con Edison for income taxes, net of any refunds received was $633 million, $69 million and $46 million in 2014, 2013 and 2012, respectively (including $748 million, $163 million and $62 million for CECONY in 2014, 2013 and 2012, respectively). The Companies had no current federal income tax liabilities for 2012 due primarily to deduction for costs incurred in connection with Superstorm Sandy and deductions under the bonus depreciation provisions of the federal tax code. The American Taxpayer Relief Act of 2012 has extended bonus depreciation provisions to assets placed in service before January 2014 (or, for certain types of assets, January 2015). In December 2014, President Obama signed into law the Tax Increase Prevention Act of 2014 which extended bonus depreciation for another year through December 31, 2014. As a result, Con Edison is requesting a refund of $224 million of 2014 estimated federal tax payments (including $128 million attributable to CECONY). See Note L to the financial statements in Item 8.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges or credits include depreciation, deferred income tax expense and amortizations of certain regulatory assets and liabilities. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ New York electric and gas rate plans. See “Rate Plans – CECONY– Electric and Gas and O&R – Electric and Gas” in Note B to the financial statements in Item 8.

Net cash flows from operating activities in 2014 for Con Edison and CECONY were $279 million higher and $213 million lower, respectively, than in 2013. The increase in net cash flows for Con Edison reflects primarily the decreased pension contributions ($303 million) in 2014. The decrease in net cash for CECONY reflects higher income tax payments ($585 million) in 2014, offset in part by decreased pension contributions ($286 million) in 2014. The Companies contributed $584 million and $887 million (of which $544 million and $830 million was contributed by CECONY) to the pension plan during 2014 and 2013, respectively.

Net cash flows from operating activities in 2013 for Con Edison and CECONY were $47 million lower and $297 million higher, respectively, than in 2012. The decrease in net cash flows for Con Edison reflects a special deposit the company made with federal and state tax agencies relating primarily to the LILO transactions. See “Lease In/Lease Out Transactions” in Note J to

CON EDISON ANNUAL REPORT 2014	59

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

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $100 million higher and $113 million lower, respectively, in 2014 than in 2013. For Con Edison, the change reflects primarily the proceeds from the termination of the LILO transactions in 2013 ($200 million) and increased investments in renewable electric production projects ($108 million), offset by proceeds from sale relating to its solar electric production projects in 2014 ($108 million, see Note Q to the financial statements in Item 8). In addition, the changes for Con Edison and CECONY reflect decreased utility construction expenditures in 2014.

Net cash flows used in investing activities for Con Edison and CECONY were $136 million and $459 million higher, respectively, in 2013 than in 2012. The changes for Con Edison and CECONY reflect increased utility construction expenditures in 2013. In addition, for Con Edison, the change reflects increased non-utility construction expenditures, offset by receipt of grants related to solar electric production projects, decreased investments in solar electric production projects and the proceeds from the termination of the LILO transactions. See “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities in 2014 for Con Edison and CECONY were $434 million and $168 million higher, respectively, than in 2013. Net cash flows from financing activities in 2013 for Con Edison and CECONY were $717 million and $461 million higher, respectively, than in 2012.

Net cash flows from financing activities during the years ended December 31, 2014, 2013 and 2012 reflect the following CECONY transactions:

2014

•	Issued $850 million of 4.45 percent 30-year debentures, $250 million of 3.30 percent 10-year debentures and $750 million of 4.625 percent 40-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes;

•	Redeemed at maturity $200 million of 4.70 percent 10-year debentures; and

•	Redeemed at maturity $275 million of 5.55 percent 5-year debentures.

2013

•	Issued $700 million of 3.95 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes;

•	Redeemed at maturity $500 million of 4.875 percent 10-year debentures; and

•	Redeemed at maturity $200 million of 3.85 percent 10-year debentures.

2012

•	Issued $400 million 4.20 percent 30-year debentures, $239 million of the net proceeds from the sale of which were used to redeem all outstanding shares of its $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value); and

•	Redeemed at maturity $300 million 5.625 percent 10-year debentures.

O&R had no issuances of long-term debt in 2014, 2013 and 2012.

In 2013, a Con Edison Development subsidiary issued $219 million aggregate principal amount of 4.78 percent senior notes secured by certain of the company’s California solar electric production projects. The notes have a weighted average life of 15 years and final maturity of 2037. In 2014, the company sold a 50 percent interest in the subsidiary. See Note Q to the financial statements in Item 8.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2014, 2013 and 2012 and the average daily balances for 2014, 2013 and 2012 for Con Edison and CECONY were as follows:

	2014		2013		2012
(Millions of Dollars, except Weighted Average Yield)	Out- standing at Dec ember 31	Daily average	Out- standing at Dec ember 31	Daily average	Out- standing at Dec ember 31	Daily average
Con Edison	$801	$899	$1,451	$901	$539	$144
CECONY	$451	$765	$1,210	$598	$421	$123
Weighted average yield	0.4%	0.2%	0.2%	0.3%	0.3%	0.3%

60	CON EDISON ANNUAL REPORT 2014

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

Capital Requirements and Resources

For information about capital requirements, contractual obligations and capital resources, see “Capital Requirements and Resources” in Item 1.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at December 31, 2014, compared with December 31, 2013.

(Millions of Dollars)	Con Edison 2014 vs. 2013 Variance	CECONY 2014 vs. 2013 Variance
Assets
Regulatory asset – Unrecognized pension and other postretirement costs	$2,116	$1,999
Investments	355	24
Income taxes receivable	224	-
Non-utility property, less accumulated depreciation	(217)	1
Special deposits	(319)	$(84)
Liabilities
Pension and retiree benefits	$2,187	$2,040
Deferred income taxes and investment tax credits	610	425
Accrued taxes	(404)	-

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits

The increase in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2014, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2014. See Notes B, E and F to the financial statements in Item 8.

Investments and Non-Utility Property, Less Accumulated Depreciation

The increase in investments and decrease in non-utility property, less accumulated depreciation for Con Edison primarily reflect the purchase and sale of interests in solar electric production projects. See Note Q to the financial statements in Item 8.

Income Taxes Receivable

The increase in income taxes receivable for Con Edison reflects the refund request filed with the IRS in January 2015. See Note L to the financial statements in Item 8.

Special Deposits and Accrued Taxes

The decreases in Con Edison’s special deposits and accrued taxes reflect applying the deposits made in 2013 against the federal and state tax liabilities in 2014 that primarily related to settling the LILO transactions. See “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8.

Deferred Income Taxes and Investment Tax Credits

The increase in the liability for deferred income taxes and investment tax credits reflects primarily the timing of the deduction of expenditures for utility plant which resulted in amounts being collected from customers to pay income taxes in advance of when the income tax payments will be required. For Con Edison, the increase also reflects the accelerated deductions for expenditures and investment tax credits primarily related to its renewable electric production projects.

Off-Balance Sheet Arrangements

The Companies have interests in a number of non-consolidated variable interest entities (VIEs) that are accounted for under the equity method. Aside from the guarantees issued by Con Edison Development discussed below, none of the Companies’ interests in VIEs meet the SEC definition of off-balance sheet arrangements. For information regarding the Companies’ VIEs, see Note Q to the financial statements in Item 8.

Con Edison Development issued two guarantees ($63 million maximum and $31 million maximum) on behalf of two entities in which it acquired a 50 percent interest in July 2013 and March 2014, respectively (see “Guarantees” in Note H to the financial statements in Item 8). The entities were formed to develop, construct and operate solar electric production facilities with a cumulative capacity of 400 MW (AC). The guarantees were issued in connection with the construction of the solar electric production facilities. Con Edison Development is not the primary beneficiary of these entities since the power to direct the activities that most significantly impact the economics of the facilities is shared equally between Con Edison Development and a third party. No payments have been made nor are any expected to be made under the guarantees.

Regulatory Matters

For information about the Utilities’ rate plans and other regulatory matters affecting the Companies, see “Utility Regulation” in Item 1 and Note B to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2014	61

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

In the event that regulatory assets of the Utilities were no longer probable of recovery, as required by the accounting rules for regulated operations, these regulatory assets would be charged to earnings. At December 31, 2014, the regulatory assets for Con Edison and CECONY were $9,304 million and $8,613 million, respectively.

Accounting for Pensions and Other Postretirement Benefits

The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison’s competitive energy businesses also provide such benefits to certain of their employees. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2014, 2013 and 2012.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa or higher by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.

The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2015 are increases, compared with 2014, in their pension and other postretirement benefits costs of $148 million and $141 million, respectively.

62	CON EDISON ANNUAL REPORT 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

The following table illustrates the effect on 2015 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
			(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25%)	$63	$3	$66
CECONY	(0.25%)	$59	$2	$61
Expected return on plan assets
Con Edison	(0.25%)	$27	$2	$29
CECONY	(0.25%)	$26	$2	$28
Health care trend rate
Con Edison	1.00%	$-	$(5)	$(5)
CECONY	1.00%	$-	$(9)	$(9)
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25%)	$609	$41	$650
CECONY	(0.25%)	$573	$33	$606
Health care trend rate
Con Edison	1.00%	$-	$(21)	$(21)
CECONY	1.00%	$-	$(43)	$(43)

A 5.0 percentage point variation in the actual annual return in 2015, as compared with the expected annual asset return of 7.80 percent, would change pension and other postretirement benefit costs for Con Edison and CECONY by approximately $22 million and $20 million, respectively, in 2016.

Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R and the competitive energy businesses make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.

The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate plans. The Companies were not required to make cash contributions to the pension plan in 2014 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the pension plan in 2014 of $535 million and $43 million, respectively. In 2015, CECONY and O&R expect to make contributions to the pension plan of $703 million and $53 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.

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

Goodwill was $429 million at December 31, 2014, which consists of $406 million related to the O&R merger and $23 million related to two energy services companies acquired by Con Edison Solutions and a gas storage company acquired by Con Edison Development. The most recent tests, which were

CON EDISON ANNUAL REPORT 2014	63

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

performed during 2014, did not require any second-step assessment and did not result in any impairment. The company’s most significant assumptions surrounding the goodwill impairment tests relate to the estimates of reporting unit fair values. The company estimated fair values based primarily on discounted cash flows and on market values for a proxy group of companies. Estimates of future cash flows, projected growth rates and discount rates inherent in the cash flow estimates for the energy services companies and gas storage company may vary significantly from actual results, which could result in a future impairment of goodwill.

Accounting for Derivative Instruments

The Companies apply the accounting rules for derivatives and hedging to their derivative financial instruments. The Companies use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase and sale of electricity and gas and interest rate risk on certain debt securities. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Financial and Commodity Market Risks” below and Note O to the financial statements in Item 8.

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

Accounting for Leases

The Companies apply the accounting rules for leases and other related pronouncements to their leasing transactions. In accordance with the accounting rules, Con Edison accounted for Con Edison Development’s two “Lease In/Lease Out” or LILO transactions as leveraged leases. At December 31, 2012, the company’s investment in these leases, net of non-recourse debt, was carried as a single amount in Con Edison’s consolidated balance sheet included in Item 8. In 2013, a court disallowed tax losses claimed by Con Edison relating to Con Edison Development’s LILO transactions and the company subsequently terminated the transactions, resulting in charges to earnings of $95 million (after taxes of $63 million) and $1 million in 2013 and 2014, respectively. The transactions did not impact earnings in 2012. See Notes J and L to the financial statements in Item 8.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at December 31, 2014, a 10 percent variation in interest rates applicable to its variable rate debt would not result in material changes in annual interest expense. Under CECONY’s current gas, steam and electric rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual tax-exempt (and under the gas rate plan, taxable) long-term debt interest expense are reconciled to the level set in rates.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note O to the financial statements in Item 8.

Con Edison estimates that, as of December 31, 2014, a 10 percent decline in market prices would result in a decline in fair value of $53 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $47 million is for CECONY and $6 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

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

64	CON EDISON ANNUAL REPORT 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the years ended December 31, 2014 and 2013, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2014	2013
	(Millions of Dollars)
Average for the period	$1	$1
High	7	1
Low	-	-

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

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits,” above and Notes E and F to the financial statements in Item 8. The Companies’ current investment policy for pension plan assets includes investment targets of 58 percent equities and 42 percent fixed income and other securities. At December 31, 2014, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.

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

CON EDISON ANNUAL REPORT 2014	65

Item 8:	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

66	CON EDISON ANNUAL REPORT 2014

Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2014 and 2013 (Unaudited)

	2014
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,789	$2,911	$3,390	$2,829
Operating income	685	455	819	250
Net income (a)	361	212	436	81
Net income for common stock (a)	361	212	436	81
Basic earnings per common share	$1.23	$0.73	$1.49	$0.28
Diluted earnings per common share	$1.23	$0.72	$1.48	$0.28

(a)	Reflects after-tax gain (or charge) in the first and fourth quarter of $7 million and $(8) million, respectively, relating to Con Edison Development’s LILO transactions and in the second quarter of $26 million after-tax relating to its sale of solar electric production projects. For additional information about the LILO transactions and the solar electric production projects, see Note J and Q, respectively, to the financial statements in Item 8 (which information is incorporated herein by reference).

	2013
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,184	$2,818	$3,484	$2,868
Operating income	526	386	855	477
Net income (a)	192	172	464	234
Net income for common stock (a)	192	172	464	234
Basic earnings per common share	$0.66	$0.59	$1.58	$0.80
Diluted earnings per common share	$0.65	$0.59	$1.58	$0.79

(a)	Reflects after-tax gain (or charge) in the first, second and third quarters of $(150) million, $29 million and $26 million, respectively, relating to Con Edison Development’s LILO transactions. For additional information about the LILO transactions, see Note J to the financial statements in Item 8 (which information is incorporated herein by reference).

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

	2014
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$3,204	$2,436	$2,838	$2,308
Operating income	643	386	756	354
Net income for common stock	334	172	399	153

	2013
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,806	$2,321	$2,893	$2,410
Operating income	560	346	752	402
Net income for common stock	277	153	401	189

In the opinion of CECONY, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

CON EDISON ANNUAL REPORT 2014	67

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

Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2014, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, Con Edison’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy John McAvoy
Chairman, President and Chief Executive Officer
/s/ Robert Hoglund Robert Hoglund
Senior Vice President and Chief Financial Officer

February 19, 2015

68	CON EDISON ANNUAL REPORT 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Consolidated Edison, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries (the Company) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 19, 2015

CON EDISON ANNUAL REPORT 2014	69

Consolidated Edison, Inc.

Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2014	2013	2012
OPERATING REVENUES
Electric	$9,114	$8,756	$8,765
Gas	1,933	1,821	1,618
Steam	628	683	596
Non-utility	1,244	1,094	1,209
TOTAL OPERATING REVENUES	12,919	12,354	12,188
OPERATING EXPENSES
Purchased power	3,417	3,099	3,116
Fuel	285	320	310
Gas purchased for resale	811	635	461
Other operations and maintenance	3,294	3,137	3,182
Depreciation and amortization	1,071	1,024	955
Taxes, other than income taxes	1,877	1,895	1,825
TOTAL OPERATING EXPENSES	10,755	10,110	9,849
Gain on sale of solar electric production projects	45	-	-
OPERATING INCOME	2,209	2,244	2,339
OTHER INCOME (DEDUCTIONS)
Investment and other income	54	24	18
Allowance for equity funds used during construction	2	4	4
Other deductions	(14)	(15)	(16)
TOTAL OTHER INCOME	42	13	6
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,251	2,257	2,345
INTEREST EXPENSE
Interest on long-term debt	587	578	586
Other interest	5	143	20
Allowance for borrowed funds used during construction	(1)	(2)	(2)
NET INTEREST EXPENSE	591	719	604
INCOME BEFORE INCOME TAX EXPENSE	1,660	1,538	1,741
INCOME TAX EXPENSE	568	476	600
NET INCOME	1,092	1,062	1,141
Preferred stock dividend requirements of subsidiary	-	-	(3)
NET INCOME FOR COMMON STOCK	$1,092	$1,062	$1,138
Net income for common stock per common share — basic	$3.73	$3.62	$3.88
Net income for common stock per common share — diluted	$3.71	$3.61	$3.86
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$2.52	$2.46	$2.42
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC (IN MILLIONS)	292.9	292.9	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED (IN MILLIONS)	294.0	294.4	294.5

The accompanying notes are an integral part of these financial statements.

70	CON EDISON ANNUAL REPORT 2014

Consolidated Edison, Inc.

Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	2012
NET INCOME	$1,092	$1,062	$1,141
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(20)	28	5
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(20)	28	5
COMPREHENSIVE INCOME	1,072	1,090	1,146
Preferred stock dividend requirement of subsidiary	-	-	(3)
COMPREHENSIVE INCOME FOR COMMON STOCK	$1,072	$1,090	$1,143

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2014	71

Consolidated Edison, Inc.

Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	2012
OPERATING ACTIVITIES
Net Income	$1,092	$1,062	$1,141
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,071	1,024	955
Deferred income taxes	518	40	584
Rate case amortization and accruals	102	10	42
Common equity component of allowance for funds used during construction	(2)	(4)	(4)
Net derivative (gains)/losses	128	(74)	(68)
Pre-tax gains on termination of LILO transactions	-	(95)	-
Pre-tax gain on sale of solar electric production projects	(45)	-	-
Other non-cash items (net)	(35)	91	52
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable — customers, less allowance for uncollectibles	44	(29)	(99)
Special deposits	312	(257)	(13)
Materials and supplies, including fuel oil and gas in storage	(10)	(33)	26
Other receivables and other current assets	4	34	40
Income taxes receivable	(224)	-	-
Prepayments	(27)	23	(14)
Accounts payable	(9)	(118)	111
Pensions and retiree benefits obligations (net)	822	829	903
Pensions and retiree benefits contributions	(584)	(887)	(870)
Accrued taxes	(404)	314	(26)
Accrued interest	(113)	96	(7)
Superfund and environmental remediation costs (net)	28	(4)	7
Deferred charges, noncurrent assets and other regulatory assets	(339)	(141)	(337)
Deferred credits and other regulatory liabilities	495	627	92
Other current and noncurrent liabilities	7	44	84
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,831	2,552	2,599
INVESTING ACTIVITIES
Utility construction expenditures	(2,239)	(2,339)	(1,917)
Cost of removal less salvage	(216)	(217)	(175)
Non-utility construction expenditures	(180)	(199)	(152)
Investments in renewable electric production projects	(283)	(175)	(309)
Proceeds from grants related to solar electric production projects	36	93	30
Proceeds from sale of solar electric production projects	108	-	-
Restricted cash	15	(22)	-
Proceeds from the termination of LILO transactions	-	200	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,759)	(2,659)	(2,523)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	(651)	912	539
Issuance of long-term debt	1,850	919	400
Retirement of long-term debt	(480)	(709)	(305)
Debt issuance costs	(17)	(6)	(4)
Common stock dividends	(739)	(721)	(709)
Issuance of common shares for stock plans, net of repurchases	(10)	(8)	(9)
Preferred stock dividends	-	-	(3)
Preferred stock redemption	-	-	(239)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(47)	387	(330)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	25	280	(254)
BALANCE AT BEGINNING OF PERIOD	674	394	648
BALANCE AT END OF PERIOD	$699	$674	$394
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest	$561	$574	$571
Income taxes	$633	$69	$46
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$179	$174	$254

The accompanying notes are an integral part of these financial statements.

72	CON EDISON ANNUAL REPORT 2014

Consolidated Edison, Inc.

Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$699	$674
Special deposits	8	327
Accounts receivable — customers, less allowance for uncollectible accounts of $96 and $93 in 2014 and 2013, respectively	1,201	1,251
Other receivables, less allowance for uncollectible accounts of $10 in 2014 and 2013	133	240
Income taxes receivable	224	-
Accrued unbilled revenue	500	514
Fuel oil, gas in storage, materials and supplies, at average cost	372	363
Prepayments	163	136
Regulatory assets	148	29
Deferred tax assets — current	128	122
Other current assets	278	235
TOTAL CURRENT ASSETS	3,854	3,891
INVESTMENTS	816	461
UTILITY PLANT, AT ORIGINAL COST
Electric	25,091	23,450
Gas	6,102	5,494
Steam	2,251	2,194
General	2,465	2,336
TOTAL	35,909	33,474
Less: Accumulated depreciation	7,614	7,072
Net	28,295	26,402
Construction work in progress	1,031	1,393
NET UTILITY PLANT	29,326	27,795
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $91 and $90 in 2014 and 2013, respectively	388	605
Construction work in progress	113	36
NET PLANT	29,827	28,436
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $4 in 2014 and 2013	3	4
Regulatory assets	9,156	7,201
Other deferred charges and noncurrent assets	223	225
TOTAL OTHER NONCURRENT ASSETS	9,811	7,859
TOTAL ASSETS	$44,308	$40,647

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2014	73

Consolidated Edison, Inc.

Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2014	December 31, 2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$560	$485
Notes payable	800	1,451
Accounts payable	1,019	1,017
Customer deposits	344	321
Accrued taxes	72	476
Accrued interest	132	249
Accrued wages	95	92
Fair value of derivative liabilities	64	13
Regulatory liabilities	187	148
Other current liabilities	508	478
TOTAL CURRENT LIABILITIES	3,781	4,730
NONCURRENT LIABILITIES
Provision for injuries and damages	182	195
Pensions and retiree benefits	3,914	1,727
Superfund and other environmental costs	764	749
Asset retirement obligations	188	143
Fair value of derivative liabilities	13	5
Deferred income taxes and investment tax credits	9,076	8,466
Regulatory liabilities	1,993	1,728
Other deferred credits and noncurrent liabilities	181	170
TOTAL NONCURRENT LIABILITIES	16,311	13,183
LONG-TERM DEBT	11,631	10,489
EQUITY
Common shareholders’ equity	12,576	12,245
Noncontrolling interest	9	-
TOTAL EQUITY (See Statement of Equity)	12,585	12,245
TOTAL LIABILITIES AND EQUITY	$44,308	$40,647

The accompanying notes are an integral part of these financial statements.

74	CON EDISON ANNUAL REPORT 2014

Consolidated Edison, Inc.

Consolidated Statement of Equity

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
	Shares	Amount			Shares	Amount				Total
BALANCE AS OF DECEMBER 31, 2011	292,888,521	$32	$4,991	$7,568	23,194,075	$(1,033)	$(64)	$(58)		$11,436
Net income for common stock				1,138						1,138
Common stock dividends				(709)						(709)
Issuance of common shares for stock plans, net of repurchases	(16,625)				16,625	(4)	3			(1)
Other comprehensive income								5		5
BALANCE AS OF DECEMBER 31, 2012	292,871,896	$32	$4,991	$7,997	23,210,700	$(1,037)	$(61)	$(53)	$0	$11,869
Net income for common stock				1,062						1,062
Common stock dividends				(721)						(721)
Issuance of common shares for stock plans, net of repurchases	500		4		(500)	3				7
Other comprehensive income								28		28
BALANCE AS OF DECEMBER 31, 2013	292,872,396	$32	$4,995	$8,338	23,210,200	$(1,034)	$(61)	$(25)	$0	$12,245
Net income for common stock				1,092						1,092
Common stock dividends				(739)						(739)
Issuance of common shares for stock plans, net of repurchases	3,800		(4)		(3,800)	2				(2)
Other comprehensive loss								(20)		(20)
Noncontrolling interest									9	9
BALANCE AS OF DECEMBER 31, 2014	292,876,196	$32	$4,991	$8,691	23,206,400	$(1,032)	$(61)	$(45)	$9	$12,585

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2014	75

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(Millions of Dollars)	2014	2013	2014	2013
TOTAL COMMON SHAREHOLDERS’ EQUITY BEFORE	292,876,196	292,872,396	$12,621	$12,270
ACCUMULATED OTHER COMPREHENSIVE LOSS
Pension plan liability adjustments, net of taxes			(42)	(22)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(45)	(25)
Common Shareholders’ Equity			12,576	12,245
Noncontrolling interest			9	—
TOTAL EQUITY (See Statement of Equity)			$12,585	$12,245

The accompanying notes are an integral part of these financial statements.

76	CON EDISON ANNUAL REPORT 2014

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2014	2013
DEBENTURES:
2014	4.70%	2004A	$-	$200
2014	5.55	2009A	-	275
2015	5.30	2005A	40	40
2015	5.375	2005C	350	350
2015	2.50	2010A	55	55
2016	5.45	2006A	75	75
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	600
2018	6.15	2008A	50	50
2018	7.125	2008C	600	600
2019	4.96	2009A	60	60
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2024	3.30	2014B	250	-
2027	6.50	1997F	80	80
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	6.00	2009B	60	60
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2040	5.50	2010B	115	115
2042	4.20	2012A	400	400
2043	3.95	2013A	700	700
2044	4.45	2014A	850	-
2054	4.625	2014C	750	-
TOTAL DEBENTURES			10,685	9,310
TRANSITION BONDS:
2019*	5.22%	2004-1	18	22
TOTAL TRANSITION BONDS			18	22

CON EDISON ANNUAL REPORT 2014	77

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2014	2013
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds**:
2015	0.06%	1995***	44	44
2032	0.13	2004B Series 1	127	127
2034	0.14	1999A	293	293
2035	0.14	2004B Series 2	20	20
2036	0.11	2001B	98	98
2036	0.03	2010A	225	225
2039	0.10	2004A	98	98
2039	0.04	2004C	99	99
2039	0.03	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,130	1,130
Other long-term debt			380	532
Unamortized debt discount			(22)	(20)
TOTAL			12,191	10,974
Less: Long-term debt due within one year			560	485
TOTAL LONG-TERM DEBT			11,631	10,489
TOTAL CAPITALIZATION			$24,207	$22,734

*	The final date to pay the entire remaining unpaid principal balance, if any, of all outstanding bonds is May 17, 2021.
**	Rates are to be reset weekly or by auction held every 35 days; December 31, 2014 rates shown.
***	Issued for O&R pollution control financing.

The accompanying notes are an integral part of these financial statements.

78	CON EDISON ANNUAL REPORT 2014

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

Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2014, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy John McAvoy
Chairman and Chief Executive Officer
/s/ Robert Hoglund Robert Hoglund
Senior Vice President and Chief
Financial Officer

February 19, 2015

CON EDISON ANNUAL REPORT 2014	79

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Stockholder of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries (the Company) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 19, 2015

80	CON EDISON ANNUAL REPORT 2014

Consolidated Edison Company of New York, Inc.

Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	2012
OPERATING REVENUES
Electric	$8,437	$8,131	$8,176
Gas	1,721	1,616	1,415
Steam	628	683	596
TOTAL OPERATING REVENUES	10,786	10,430	10,187
OPERATING EXPENSES
Purchased power	2,091	2,021	1,968
Fuel	285	320	310
Gas purchased for resale	609	532	387
Other operations and maintenance	2,873	2,735	2,788
Depreciation and amortization	991	946	894
Taxes, other than income taxes	1,798	1,816	1,747
TOTAL OPERATING EXPENSES	8,647	8,370	8,094
OPERATING INCOME	2,139	2,060	2,093
OTHER INCOME (DEDUCTIONS)
Investment and other income	22	11	9
Allowance for equity funds used during construction	1	2	2
Other deductions	(12)	(12)	(13)
TOTAL OTHER INCOME (DEDUCTIONS)	11	1	(2)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,150	2,061	2,091
INTEREST EXPENSE
Interest on long-term debt	523	511	525
Other interest	15	11	22
Allowance for borrowed funds used during construction	(1)	(1)	(2)
NET INTEREST EXPENSE	537	521	545
INCOME BEFORE INCOME TAX EXPENSE	1,613	1,540	1,546
INCOME TAX EXPENSE	555	520	529
NET INCOME	1,058	1,020	1,017
Preferred stock dividend requirements	-	-	(3)
NET INCOME FOR COMMON STOCK	$1,058	$1,020	$1,014

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2014	81

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	2012
NET INCOME	$1,058	$1,020	$1,017
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(5)	3	(1)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(5)	3	(1)
COMPREHENSIVE INCOME	$1,053	$1,023	$1,016

The accompanying notes are an integral part of these financial statements.

82	CON EDISON ANNUAL REPORT 2014

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	2012
OPERATING ACTIVITIES
Net income	$1,058	$1,020	$1,017
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	991	946	894
Deferred income taxes	331	222	365
Rate case amortization and accruals	102	10	42
Common equity component of allowance for funds used during construction	(1)	(2)	(2)
Other non-cash items (net)	(33)	(80)	14
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable — customers, less allowance for uncollectibles	59	(15)	(131)
Materials and supplies, including fuel oil and gas in storage	(12)	(15)	23
Other receivables and other current assets	35	(88)	(40)
Prepayments	(24)	(21)	4
Accounts payable	(79)	(58)	102
Pensions and retiree benefits obligations (net)	742	803	837
Pensions and retiree benefits contributions	(544)	(830)	(804)
Superfund and environmental remediation costs (net)	32	(4)	9
Accrued taxes	(403)	207	94
Accrued interest	(22)	6	-
Deferred charges, noncurrent assets and other regulatory assets	(334)	(148)	(239)
Deferred credits and other regulatory liabilities	475	666	100
Other current and noncurrent liabilities	57	24	61
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,430	2,643	2,346
INVESTING ACTIVITIES
Utility construction expenditures	(2,094)	(2,207)	(1,788)
Cost of removal less salvage	(210)	(210)	(170)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,304)	(2,417)	(1,958)
FINANCING ACTIVITIES
Net Issuance/(payment) of short-term debt	(760)	789	421
Issuance of long-term debt	1,850	700	400
Retirement of long-term debt	(475)	(700)	(300)
Debt issuance costs	(17)	(7)	(4)
Dividend to parent	(712)	(728)	(682)
Preferred stock dividends	-	-	(3)
Preferred stock redemption	-	-	(239)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(114)	54	(407)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	12	280	(19)
BALANCE AT BEGINNING OF PERIOD	633	353	372
BALANCE AT END OF PERIOD	$645	$633	$353
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest	$504	$500	$513
Income taxes	$748	$163	$62
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$151	$116	$201

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2014	83

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$645	$633
Special deposits	2	86
Accounts receivable – customers, less allowance for uncollectible accounts of $90 and $87 in 2014 and 2013, respectively	1,064	1,123
Other receivables, less allowance for uncollectible accounts of $8 in 2014 and 2013	71	127
Accrued unbilled revenue	384	405
Accounts receivable from affiliated companies	132	119
Fuel oil, gas in storage, materials and supplies, at average cost	312	300
Prepayments	126	102
Regulatory assets	132	26
Deferred tax assets – current	94	100
Other current assets	158	55
TOTAL CURRENT ASSETS	3,120	3,076
INVESTMENTS	271	247
UTILITY PLANT AT ORIGINAL COST
Electric	23,599	22,073
Gas	5,469	4,891
Steam	2,251	2,194
General	2,265	2,154
TOTAL	33,584	31,312
Less: Accumulated depreciation	6,970	6,469
Net	26,614	24,843
Construction work in progress	971	1,303
NET UTILITY PLANT	27,585	26,146
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2014 and 2013	5	4
NET PLANT	27,590	26,150
OTHER NONCURRENT ASSETS
Regulatory assets	8,481	6,639
Other deferred charges and noncurrent assets	175	146
TOTAL OTHER NONCURRENT ASSETS	8,656	6,785
TOTAL ASSETS	$39,637	$36,258

The accompanying notes are an integral part of these financial statements.

84	CON EDISON ANNUAL REPORT 2014

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2014	December 31, 2013
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$350	$475
Notes payable	450	1,210
Accounts payable	802	824
Accounts payable to affiliated companies	23	45
Customer deposits	330	308
Accrued taxes	46	46
Accrued taxes to affiliated companies	10	413
Accrued interest	117	139
Accrued wages	84	82
Fair value of derivative liabilities	48	12
Regulatory liabilities	142	107
Other current liabilities	415	385
TOTAL CURRENT LIABILITIES	2,817	4,046
NONCURRENT LIABILITIES
Provision for injuries and damages	176	180
Pensions and retiree benefits	3,493	1,453
Superfund and other environmental costs	666	644
Asset retirement obligations	185	143
Fair value of derivative liabilities	10	3
Deferred income taxes and investment tax credits	8,257	7,832
Regulatory liabilities	1,837	1,598
Other deferred credits and noncurrent liabilities	144	146
TOTAL NONCURRENT LIABILITIES	14,768	11,999
LONG-TERM DEBT	10,864	9,366
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	11,188	10,847
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$39,637	$36,258

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2014	85

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Shareholder’s Equity

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2011	235,488,094	$589	$4,234	$6,429	$(962)	$(64)	$(8)	$10,218
Net income				1,017				1,017
Common stock dividend to parent				(682)				(682)
Cumulative preferred dividends				(3)				(3)
Preferred stock redemption						3		3
Other comprehensive loss							(1)	(1)
BALANCE AS OF DECEMBER 31, 2012	235,488,094	$589	$4,234	$6,761	$(962)	$(61)	$(9)	$10,552
Net income				1,020				1,020
Common stock dividend to parent				(728)				(728)
Other comprehensive income							3	3
BALANCE AS OF DECEMBER 31, 2013	235,488,094	$589	$4,234	$7,053	$(962)	$(61)	$(6)	$10,847
Net income				1,058				1,058
Common stock dividend to parent				(712)				(712)
Other comprehensive loss							(5)	(5)
BALANCE AS OF DECEMBER 31, 2014	235,488,094	$589	$4,234	$7,399	$(962)	$(61)	$(11)	$11,188

The accompanying notes are an integral part of these financial statements.

86	CON EDISON ANNUAL REPORT 2014

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Capitalization

	Shares outstanding
	December 31,	December 31,	At December 31,
(Millions of Dollars)	2014	2013	2014	2013
TOTAL COMMON SHAREHOLDER’S EQUITY BEFORE	235,488,094	235,488,094	$11,199	$10,853
ACCUMULATED OTHER COMPREHENSIVE LOSS
Pension plan liability adjustments, net of taxes			(8)	(3)
Unrealized gains on derivatives qualified as cash flow hedges, less reclassification adjustment for gains included in net income, net of taxes			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(11)	(6)
TOTAL COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)			$11,188	$10,847

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2014	87

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2014	2013
DEBENTURES:
2014	4.70%	2004A	$-	$200
2014	5.55	2009A	-	275
2015	5.375	2005C	350	350
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	600
2018	7.125	2008C	600	600
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2024	3.30	2014B	250	-
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2042	4.20	2012A	400	400
2043	3.95	2013A	700	700
2044	4.45	2014A	850	-
2054	4.625	2014C	750	-
TOTAL DEBENTURES			10,150	8,775
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2032	0.13%	2004B Series 1	127	127
2034	0.14	1999A	293	293
2035	0.14	2004B Series 2	20	20
2036	0.11	2001B	98	98
2036	0.03	2010A	225	225
2039	0.10	2004A	98	98
2039	0.04	2004C	99	99
2039	0.03	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,086	1,086
Unamortized debt discount			(22)	(20)
TOTAL			11,214	9,841
Less: Long-term debt due within one year			350	475
TOTAL LONG-TERM DEBT			10,864	9,366
TOTAL CAPITALIZATION			$22,052	$20,213

*	Rates are to be reset weekly or by auction held every 35 days; December 31, 2014 rates shown.

The accompanying notes are an integral part of these financial statements.

88	CON EDISON ANNUAL REPORT 2014

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

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a company which sells to retail customers electricity purchased in wholesale markets and enters into related hedging transactions and also provides energy-related products and services to retail customers; Consolidated Edison Energy, Inc. (Con Edison Energy), a company that provides energy-related products and services to wholesale customers; and Consolidated Edison Development, Inc. (Con Edison Development), a company that develops, owns and operates renewable and energy infrastructure projects. In addition, in 2014 Con Edison formed Consolidated Edison Transmission LLC (Con Edison Transmission) to invest in a transmission company. See information about Con Edison Transmission under “Guarantees” in Note H.

Note A – Summary of Significant Accounting Policies

Principles of Consolidation

The Companies’ consolidated financial statements include the accounts of their respective majority-owned subsidiaries, and variable interest entities (see Note Q), as required. All intercompany balances and transactions have been eliminated.

Accounting Policies

The accounting policies of Con Edison and its subsidiaries conform to generally accepted accounting principles in the United States of America (GAAP). For the Utilities, these accounting principles include the accounting rules for regulated operations and the accounting requirements of the Federal Energy Regulatory Commission (FERC) and the state regulators having jurisdiction.

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

The Utilities’ principal regulatory assets and liabilities are detailed in Note B. The Utilities are receiving or being credited with a return on all of their regulatory assets for which a cash outflow has been made, and are paying or being charged with a return on all of their regulatory liabilities for which a cash inflow has been received. The Utilities’ regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable state regulators.

Other significant accounting policies of the Companies are referenced below in this Note A and in the notes that follow.

Plant and Depreciation

Utility Plant

Utility plant is stated at original cost. The cost of repairs and maintenance is charged to expense and the cost of betterments is capitalized. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFUDC). The original cost of property is

CON EDISON ANNUAL REPORT 2014	89

Notes to the Financial Statements — Continued

charged to expense over the estimated useful lives of the assets. Upon retirement, the original cost of property is charged to accumulated depreciation. See Note R.

Rates used for AFUDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFUDC rates for CECONY were 1.6 percent, 4.0 percent and 6.5 percent for 2014, 2013 and 2012, respectively. The AFUDC rates for O&R were 2.6 percent, 5.7 percent and 7.0 percent for 2014, 2013 and 2012, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rates for CECONY were 3.1 percent, 3.2 percent and 3.1 percent for 2014, 2013 and 2012, respectively. The average depreciation rates for O&R were 2.9 percent, 2.8 percent and 2.9 percent for 2014, 2013 and 2012, respectively.

The estimated lives for utility plant for CECONY range from 5 to 85 years for electric and gas, 5 to 80 years for steam and 5 to 55 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric and gas and 5 to 50 years for general plant.

At December 31, 2014 and 2013, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Electric
Generation	$451	$452	$451	$452
Transmission	2,956	2,776	2,744	2,597
Distribution	16,361	15,277	15,531	14,496
Gas*	5,006	4,469	4,530	4,013
Steam	1,795	1,790	1,795	1,790
General	1,650	1,565	1,498	1,433
Held for future use	76	73	65	62
Construction work in progress	1,031	1,393	971	1,303
Net Utility Plant	$29,326	$27,795	$27,585	$26,146

*	Primarily distribution.

Under the Utilities’ rate plans, the aggregate annual depreciation allowance in effect at December 31, 2014 was $1,048 million, including $993 million under CECONY’s electric, gas and steam rate plans that have been approved by the New York State Public Service Commission (NYSPSC).

Non-Utility Plant

Non-utility plant is stated at original cost. For Con Edison, non-utility plant consists primarily of the competitive energy businesses’ renewable electric production and gas storage. For the Utilities, non-utility plant consists of land and conduit for telecommunication use. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives, which range from 3 to 30 years.

Goodwill

Con Edison tests goodwill for impairment at least annually. Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill. See Note K.

Impairments

Con Edison evaluates the impairment of long-lived assets, based on projections of undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event an evaluation indicates that such cash flows cannot be expected to be sufficient to fully recover the assets, the assets are written down to their estimated fair value. No impairment charges were recognized in 2014, 2013 or 2012.

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

90	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

and the difference accrued, with interest, for refund to, or recovery from, customers, as applicable. See “Rate Plans” in Note B.

The NYSPSC requires utilities to record gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expense). The recovery of these taxes is generally provided for in the revenue requirement within each of the respective NYSPSC approved rate plans. Total excise taxes (inclusive of gross receipts taxes) recorded in operating revenues were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	2012
Con Edison	$365	$354	$334
CECONY	343	329	306

Recoverable Energy Costs

The Utilities generally recover all of their prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with rate provisions approved by the applicable state public utility regulators. If the actual energy supply costs for a given month are more or less than the amounts billed to customers for that month, the difference in most cases is recoverable from or refundable to customers. Differences between actual and billed electric and steam supply costs and costs of its electric demand management programs are generally deferred for charge or refund to customers during the next billing cycle (normally within one or two months). For the Utilities’ gas costs, differences between actual and billed gas costs during the 12-month period ending each August are charged or refunded to customers during a subsequent 12-month period.

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

Investments

Investments consist primarily of the investments of Con Edison’s competitive energy businesses, which are accounted for under the equity method (depending on the subsidiaries’ percentage ownership). Utilities’ investments are recorded at fair value and include the investments of the deferred income plan and the supplemental retirement income plan in trust-owned life insurance assets.

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

CON EDISON ANNUAL REPORT 2014	91

Notes to the Financial Statements — Continued

The Companies calculate the expected return on pension and other postretirement benefit plan assets by multiplying the expected rate of return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. The accounting rules allow the MRV of plan assets to be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. The Companies use a calculated value when determining the MRV of the plan assets that adjusts for 20 percent of the difference between fair value and expected MRV of plan assets. This calculated value has the effect of stabilizing variability in assets to which the Companies apply the expected return.

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

Con Edison and its subsidiaries file a consolidated federal income tax return. The consolidated income tax liability is allocated to each member of the consolidated group using the separate return method. Each member pays or receives an amount based on its own taxable income or loss in accordance with tax sharing agreements among the members of the consolidated group. Tax loss carryforwards are allocated among members in accordance with consolidated tax return regulations.

State Income Tax

Con Edison and its subsidiaries file a combined New York State Corporation Business Franchise Tax Return. Similar to a federal consolidated income tax return, the income of all entities in the combined group is subject to New York State taxation, after adjustments for differences between federal and New York law and apportionment of income among the states in which the company does business. Each member’s share of the New York State tax is based on its own New York State taxable income or loss.

Research and Development Costs

Generally research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	2012
Con Edison	$22	$18	$21
CECONY	20	16	19

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

92	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

Basic and diluted EPS for Con Edison are calculated as follows:

For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2014	2013	2012
Net income for common stock	$1,092	$1,062	$1,138
Weighted average common shares outstanding – Basic	292.9	292.9	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.1	1.5	1.6
Adjusted weighted average common shares outstanding – Diluted	294.0	294.4	294.5
Net Income for common stock per common share – basic	$3.73	$3.62	$3.88
Net Income for common stock per common share – diluted	$3.71	$3.61	$3.86

The computation of diluted EPS for the years ended December 31, 2014, 2013 and 2012 exclude immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Changes in Accumulated Other Comprehensive Income by Component

Changes to accumulated other comprehensive income (OCI) for Con Edison and CECONY are as follows:

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI, net of taxes, at December 31, 2012	$(53)	$(9)
OCI before reclassifications, net of tax of $(15) and $(1) for Con Edison and CECONY, respectively	21	2
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(5) and $(1) for Con Edison and CECONY, respectively(a)(b)	7	1
Total OCI, net of taxes, at December 31, 2013	28	3
Accumulated OCI, net of taxes, at December 31, 2013(b)	$(25)	$(6)
OCI before reclassifications, net of tax of $18 and $4 for Con Edison and CECONY, respectively	(26)	(6)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(4) and $(1) for Con Edison and CECONY, respectively(a)(b)	6	1
Total OCI, net of taxes, at December 31, 2014	(20)	(5)
Accumulated OCI, net of taxes, at December 31, 2014(b)	$(45)	($11)

(a)	For the portion of unrecognized pension and other postretirement benefit costs relating to the regulated Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of net periodic pension and other postretirement benefit cost. See Notes E and F.
(b)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the income statement.

Note B – Regulatory Matters

Rate Plans

The Utilities provide service to New York customers according to the terms of tariffs approved by the NYSPSC. Tariffs for service to customers of O&R’s New Jersey and Pennsylvania regulated utility subsidiaries are approved by utility regulators in those states. The tariffs include schedules of rates for service that limit the rates charged by the Utilities to amounts that recover from their customers costs approved by the regulator, including capital costs, of providing service to customers as defined by the tariff. The tariffs implement rate plans adopted by state utility regulators in rate orders issued at the conclusion of rate proceedings. Pursuant to the Utilities’ rate plans, there generally can be no change to the charges to customers during the respective terms of the rate plans other than specified adjustments provided for in the rate plans. The Utilities’ rate plans each cover specified periods, but rates determined pursuant to a plan generally continue in effect until a new rate plan is approved by the state utility regulator.

CON EDISON ANNUAL REPORT 2014	93

Notes to the Financial Statements — Continued

Common provisions of the Utilities’ rate plans include:

Recoverable energy costs that allow the Utilities to recover on a current basis the costs for the energy they supply with no mark-up to their full-service customers.

Cost reconciliations that reconcile pension and other postretirement benefit costs, environmental remediation costs, property taxes, variable rate tax-exempt debt and certain other costs to amounts reflected in delivery rates for such costs. Utilities generally retain the right to petition for recovery or accounting deferral of extraordinary and material cost increases for items such as major storm events and provision is sometimes made for the utility to retain a share of cost reductions, for example, property tax refunds.

Revenue decoupling mechanisms that reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC. The difference is accrued with interest for refund to, or recovery from customers, as applicable.

Earnings sharing that require the Utilities to defer for customer benefit a portion of earnings over specified rates of return on common equity. There is no symmetric mechanism for earnings below specified rates of return on common equity.

Negative revenue adjustments for failure to meet certain performance standards relating to service, reliability, safety and other matters.

Net utility plant reconciliations that require deferral as a regulatory liability of the revenue requirement impact of the amount, if any, by which actual average net utility plant balances are less than amounts reflected in rates.

Rate base is, in general, the sum of the Utilities’ net plant and working capital less deferred taxes. For each rate plan, the NYSPSC uses a forecast of the average rate base for each year that new rates would be in effect (“rate year”). The New Jersey Board of Public Utilities (NJBPU) and the Pennsylvania Public Utility Commission (PAPUC) use the rate base balances that would exist at the beginning of the rate year.

Weighted average cost of capital is determined based on the authorized common equity ratio, return on common equity, cost of long-term debt and customer deposits reflected in each rate plan. For each rate plan, the revenues designed to provide the utility a return on invested capital for each rate year is determined by multiplying the Utilities’ rate base by the utility’s pre-tax weighted average cost of capital. The Utilities’ actual return on common equity will reflect their actual operations for each rate year, and may be more or less than the authorized return on equity reflected in their rate plans (and if more, may be subject to earnings sharing).

The following tables contain a summary of the Utilities’ rate plans:

CECONY – Electric
Effective period	April 2010 – December 2013	January 2014 – December 2015
Base rate changes(a)	Yr. 1 – $420 million Yr. 2 – $420 million Yr. 3 – $287 million(b)	Yr. 1 – $(76.2) million(c) Yr. 2 – $124.0 million(c)
Amortizations to income of net regulatory (assets) and liabilities	$(75.3) million over three years	$(37) million over two years, that includes $107 million annually for deferred major storm costs
Other revenue sources	Retention of $120 million of annual transmission congestion revenues from the sale of transmission rights ($90 million for the period April 1, 2013 to December 31, 2013).	Retention of $90 million of annual transmission congestion revenues.
Revenue decoupling mechanisms	In 2012 and 2013, the company deferred for customer benefit $59 million and $34 million of revenues, respectively.	In 2014, the company deferred for customer benefit $146 million of revenues.
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.	Continuation of current rate recovery of purchased power and fuel costs(d).
Negative revenue adjustments	Potential penalties (up to $350 million annually) if certain performance targets are not met. In 2012 and 2013, the company did not record any negative revenue adjustments.	Potential penalties (up to $400 million annually) if certain performance targets are not met. In 2014, the company recorded a $5 million negative revenue adjustment.
Cost reconciliations(e)	In 2012 and 2013, the company deferred $146 million of net regulatory liabilities and $35 million of net regulatory assets, respectively.	In 2014, the company deferred $57 million of net regulatory liabilities.

94	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

Net utility plant reconciliations

Target levels reflected in rates were:

Transmission and distribution: Yr. 1 –$13,818 million; Yr. 2 – $14,742 million;
Yr. 3 – $15,414 million

Enterprise resource project: Yr. 2 – $25 million;
Yr. 3 -$115 million

Other: Yr. 1 – $1,487 million;
Yr. 2 – $1,565 million; Yr. 3 – $1,650 million

The company deferred an immaterial amount and $7 million as a regulatory liability in 2012 and 2013, respectively.

Target levels reflected in rates were:

Transmission and distribution: Yr. 1 – $16,869 million; Yr. 2 – $17,401 million

Storm hardening: Yr. 1 – $89 million; Yr. 2 – $177 million

Other: Yr. 1 – $2,034 million; Yr. 2 – $2,102 million

The company deferred an immaterial amount as a regulatory liability in 2014.

Average rate base	Yr. 1 – $14,887 million Yr. 2 – $15,987 million Yr. 3 – $16,826 million	Yr. 1 – $17,323 million Yr. 2 – $18,113 million
Weighted average cost of capital (after-tax)	7.76 percent	Yr. 1 – 7.05 percent Yr. 2 – 7.08 percent
Authorized return on common equity	10.15 percent assuming the company achieved austerity measures of $27 million, $20 million and $13 million for Yrs. 1, 2 and 3. Austerity measures were achieved.	9.2 percent
Earnings sharing

Actual earnings above an annual earnings threshold of 11.15 percent for Yr. 1 and 10.65 percent for Yrs. 2 and 3 were to be applied to reduce regulatory assets for pensions and other postretirement benefits and other costs.

Actual earnings were $17.5 million above the threshold for the period ended 2013.

Most earnings above an annual earnings threshold of 9.8 percent are to be applied to reduce regulatory assets for environmental remediation and other costs. In 2014, the company had no earnings above the threshold.
Cost of long-term debt	5.65 percent	Yr. 1 – 5.17 percent Yr. 2 – 5.23 percent
Common equity ratio	48 percent	48 percent

(a)	$249 million of annual revenues collected from electric customers is subject to potential refund following NYSPSC staff review of costs. See “Other Regulatory Matters” below in this Note B. Revenues for each of 2014 and 2015 include $21 million as funding for major storm reserve.
(b)	Temporary portion of the increase ($134 million) that was scheduled to go into effect April 1, 2012 was eliminated by the application of available credits.
(c)	The impact of these base rate changes is being deferred which will result in a $30 million regulatory liability at December 31, 2015.
(d)	With respect to transmission service provided pursuant to the open access transmission tariff of PJM Interconnection L.L.C. (PJM), the company recovered in 2014 part of charges incurred during 2013 (approximately $20 million) and, commencing in January 2014 and unless and until changed by the NYSPSC, the company will recover all charges incurred associated with the transmission service. In January 2014, PJM submitted to FERC a request that would substantially increase the charges for the transmission service. CECONY has opposed this increase.
(e)	Deferrals for property taxes were limited to 80 percent (90 percent beginning 2014) of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a 10 basis point impact on return on common equity.

In January 2015, CECONY filed a request with the NYSPSC for an electric rate increase of $368 million, effective January 2016. The filing reflects a return on common equity of 10 percent and a common equity ratio of approximately 48 percent.

The company also is requesting continuation of provisions pursuant to which expenses for pension and other postretirement benefits, variable rate, tax-exempt debt, storms, the impact of new laws and environmental site investigation and remediation are reconciled to amounts reflected in rates. In addition, the company is requesting reconciliation of property taxes and municipal infrastructure support costs that, unlike the current provisions, would provide for full reconciliation of such costs. The filing also reflects continuation of the revenue decoupling mechanism and provisions for recovery of purchased power and fuel costs from customers.

CECONY – Gas
Effective period	October 2010 – December 2013	January 2014 – December 2016
Base rate changes(a)	Yr. 1 – $47 million Yr. 2 – $48 million Yr. 3 – $47 million	Yr. 1 – $(54.6) million(b) Yr. 2 – $38.6 million(b) Yr. 3 – $56.8 million(b)
Amortizations to income of net regulatory (assets) and liabilities	$(53.1) million over three years	$4 million over three years
Other revenue sources	Retention of revenues from non-firm customers of up to $58 million and 25 percent of any such revenues above $58 million. The company retained $57 million and $64 million of such revenues in 2012 and 2013, respectively.	Retention of revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million. The company retained $70 million of such revenues in 2014.
Revenue decoupling mechanisms	In 2012 and 2013, the company deferred $22 million and $36 million of regulatory liabilities, respectively.	In 2014, the company deferred $28 million of regulatory liabilities.
Recoverable energy costs	Current rate recovery of purchased gas costs.	Continuation of current rate recovery of purchased gas costs.

CON EDISON ANNUAL REPORT 2014	95

Notes to the Financial Statements — Continued

Negative revenue adjustments	Potential penalties (up to $12.6 million annually)
	if certain gas customer service and system performance targets are not met. In 2012 and 2013, the company did not record any negative revenue adjustments.	Potential penalties (up to $33 million in 2014, $44 million in 2015, and $56 million in 2016) if certain gas performance targets are not met. In 2014, the company did not record any negative revenue adjustments.
Cost reconciliations(c)	In 2012 and 2013, the company deferred $9 million and $26 million of net regulatory assets, respectively.	In 2014, the company deferred $38 million of net regulatory liabilities.
Net utility plant reconciliations

Target levels reflected in rates were:

Gas delivery Yr. 1 – $2,934 million;
Yr. 2 – $3,148 million; Yr. 3 – $3,346 million

For 2012 and 2013, $2.9 million and $9.5 million were deferred as a regulatory liability respectively.

Target levels reflected in rates were:

Gas delivery Yr. 1 – $3,899 million;
Yr. 2 – $4,258 million; Yr. 3 – $4,698 million

Storm hardening: Yr. 1 – $3 million;
Yr. 2 – $8 million; Yr. 3 – $30 million

There were no deferrals recorded in 2014.

Average rate base	Yr. 1 – $3,027 million Yr. 2 – $3,245 million Yr. 3 – $3,434 million	Yr. 1 – $3,521 million Yr. 2 – $3,863 million Yr. 3 – $4,236 million
Weighted average cost of capital (after-tax)	7.46 percent	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent
Authorized return on common equity	9.6 percent assuming the company achieved unspecified austerity measures of $4 million and $2 million in 2012 and 2013. Austerity measures were achieved.	9.3 percent
Earnings sharing	Actual earnings did not exceed the thresholds of 10.35 percent in Yr. 1 and 10.15 percent in Yrs. 2 and 3.	Most earnings above an annual earnings threshold of 9.9 percent are to be applied to reduce regulatory assets for environmental remediation and other costs. In 2014, the company had no earnings above the threshold.
Cost of long-term debt	5.57 percent	Yr. 1 – 5.17 percent Yr. 2 – 5.23 percent Yr. 3 – 5.39 percent
Common equity ratio	48 percent	48 percent

(a)	$32 million of annual revenues collected from gas customers is subject to potential refund. See “Other Regulatory Matters” below.
(b)	The impact of these base rate changes is being deferred which will result in a $32 million regulatory liability at December 31, 2016.
(c)	Deferrals for property taxes were limited to 80 percent (90 percent beginning 2014) of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a 10 basis point impact on return on common equity.

CECONY – Steam
Effective period	October 2010 – December 2013	January 2014 – December 2016
Base rate changes(a)	Yr. 1 – $49.5 million Yr. 2 – $49.5 million Yr. 3 – $17.8 million Yr. 3 – $31.7 million collected through a surcharge	Yr. 1 – $(22.4) million(b) Yr. 2 – $19.8 million(b) Yr. 3 – $20.3 million(b)
Amortizations to income of net regulatory (assets) and liabilities	$(20.1) million over three years	$37 million over three years
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential penalties (up to $1 million annually) if certain steam performance targets are not met. In 2012 and 2013, the company did not record any negative revenue adjustments.	Potential penalties (up to $1 million annually) if certain steam performance targets are not met. In 2014, the company did not record any negative revenue adjustments.
Cost reconciliations(c)	In 2012 and 2013, the company deferred $12 million and $17 million of net regulatory liabilities, respectively.	In 2014, the company deferred $42 million of net regulatory liabilities.
Net utility plant reconciliations

Target levels reflected in rates were:

Production Yr. 1 – $415 million;

Yr. 2 – $426 million; Yr. 3 – $433 million

Distribution: Yr. 1 – $521 million; Yr. 2 – $534 million; Yr. 3 – $543 million

The company reduced its regulatory liability by $0.2 million in 2012 and made no deferral in 2013.

Target levels reflected in rates were:

Production Yr. 1 – $1,752 million;

Yr. 2 – $1,732 million; Yr. 3 – $1,720 million

Distribution: Yr. 1 – $6 million; Yr. 2 – $11 million; Yr. 3 – $25 million

The company reduced its regulatory liability by $1.1 million in 2014.

96	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

Average rate base	Yr. 1 – $1,589 million Yr. 2 – $1,603 million Yr. 3 – $1,613 million	Yr. 1 – $1,511 million Yr. 2 – $1,547 million Yr. 3 – $1,604 million
Weighted average cost of capital (after-tax)	7.46 percent	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent
Authorized return on common equity	9.6 percent (assuming company achieved unspecified austerity measures of $3 million and $2 million in 2012 and 2013). Austerity measures were achieved.	9.3 percent
Earnings sharing	Weather normalized earnings did not exceed the threshold of 10.35 percent in Yr. 1 and 10.15 percent in Yrs. 2 and 3. In 2013, actual earnings were $0.5 million above the earnings threshold of 10.15 percent.	Weather normalized earnings above an annual earnings threshold of 9.9 percent are to be applied to reduce regulatory assets for environmental remediation and other costs. In 2014, the company had no earnings above the threshold.
Cost of long-term debt	5.57 percent	Yr. 1 – 5.17 percent Yr. 2 – 5.23 percent Yr. 3 – 5.39 percent
Common equity ratio	48 percent	48 percent

(a)	$6 million of annual revenues collected from steam customers is subject to potential refund. See “Other Regulatory Matters” below in this Note B.
(b)	The impact of these base rate changes is being deferred which will result in an $8 million regulatory liability at December 31, 2016.
(c)	Deferrals for property taxes were limited to 80 percent (90 percent beginning 2014) of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a 10 basis point impact on return on common equity.

O&R New York – Electric
Effective period	July 2012 – June 2015
Base rate changes	Yr. 1 – $19.4 million Yr. 2 – $8.8 million Yr. 3 – $15.2 million
Amortizations to income of net regulatory (assets) and liabilities	$(32.2) million over three years
Revenue decoupling mechanisms	In 2012, 2013 and 2014, the company deferred for the customer’s benefit $2.6 million, $3.2 million and ($3.4) million.
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential penalties (up to $3 million annually) if certain customer service and system reliability performance targets are not met. In 2012, 2013 and 2014, the company did not record any negative revenue adjustments.
Cost reconciliations	In 2012, 2013 and 2014, the company deferred $7.8 million, $4.1 million and $(0.2) million as a net increase to regulatory assets, respectively.
Net utility plant reconciliations

Target levels reflected in rates were:

Yr. 1 – $678 million; Yr. 2- $704 million; Yr. 3 – $753 million

The company increased its regulatory liability by $4.2 million in 2012. The company reduced its regulatory, liability by $1.1 million and $2.3 million in 2013 and 2014, respectively.

Average rate base	Yr. 1 – $671 million Yr. 2 – $708 million Yr. 3 – $759 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.61 percent Yr. 2 – 7.65 percent Yr. 3 – 7.48 percent
Authorized return on common equity	Yr. 1 – 9.4 percent Yr. 2 – 9.5 percent Yr. 3 – 9.6 percent
Earnings sharing	The company recorded a regulatory liability of $1 million for earnings above the sharing threshold under the rate plan as of December 31, 2014.
Cost of long-term debt	Yr. 1 – 6.07 percent Yr. 2 – 6.07 percent Yr. 3 – 5.64 percent
Common equity ratio	48 percent

On November 14, 2014, O&R filed a request with the NYSPSC for an increase in the rates it charges for electric service rendered in New York, effective November 1, 2015, of $33.4 million. The filing reflects a return on common equity of 9.75 percent and a common

CON EDISON ANNUAL REPORT 2014	97

Notes to the Financial Statements — Continued

equity ratio of 48 percent. The filing proposes continuation of the current provisions with respect to recovery from customers of the cost of purchased power, and the reconciliation of actual expenses allocable to the electric business to the amounts for such costs reflected in electric rates for storm costs, pension and other postretirement benefit costs, environmental remediation and property taxes.

O&R New York – Gas
Effective period	November 2009 – December 2014
Base rate changes	Yr. 1 – $9 million Yr. 2 – $9 million Yr. 3 – $4.6 million Yr. 3 – $4.3 million collected through a surcharge
Amortization to income of net regulatory (assets) and liabilities	$(2) million over three years
Revenue decoupling mechanisms	In 2012, 2013 and 2014, the company deferred $4.7 million, $0.7 million and $(0.1) million of regulatory liabilities, respectively.
Recoverable energy costs	Current rate recovery of purchased gas costs.
Negative revenue adjustments	Potential penalties (up to $1.4 million annually) if certain operations and customer service requirements are not met. In 2012, 2013 and 2014, the company did not record any negative revenue adjustments.
Cost reconciliations	In 2012, 2013 and 2014, the company deferred $0.7 million, $8.3 million and $8.3 million as net regulatory assets, respectively.
Net utility plant reconciliations	The company deferred $0.7 million in 2012 as a regulatory asset and no deferrals were recorded for 2013 or 2014.
Average rate base	Yr. 1 – $280 million Yr. 2 – $296 million Yr. 3 – $309 million
Weighted average cost of capital (after-tax)	8.49 percent
Authorized return on common equity	10.4 percent
Earnings sharing	Earnings above an annual earnings threshold of 11.4 percent are to be applied to reduce regulatory assets. In 2012, 2013 and 2014, earnings did not exceed the earnings threshold.
Cost of long-term debt	6.81 percent
Common equity ratio	48 percent

On November 14, 2014, O&R filed a request with the NYSPSC for an increase in the rates it charges for gas service rendered in New York, effective November 1, 2015, of $40.7 million. The filing reflects a return on common equity of 9.75 percent and a common equity ratio of 48 percent. The filing proposes continuation of the current provisions with respect to recovery from customers of the cost of purchased gas, and the reconciliation of actual expenses allocable to the gas business to the amounts for such costs reflected in gas rates for pension and other postretirement benefit costs, environmental remediation and property taxes.

Rockland Electric Company (RECO)
Effective period	May 2010 – July 2014	August 2014 – July 2015
Base rate changes	Yr. 1 – $9.8 million	Yr. 1 – $13.0 million
Amortization to income of net regulatory (assets) and liabilities	$(3.9) million over four years and $(4.9) million of deferred storm costs over five years	$0.4 million over three years and $(25.6) million of deferred storm costs over four years
Recoverable energy costs	Current rate recovery of purchased power costs.	Continuation of current rate recovery of purchased power costs.
Cost reconciliations	None	None
Average rate base	$148.6 million	$172.2 million
Weighted average cost of capital (after-tax)	8.21 percent	7.83 percent
Authorized return on common equity	10.3 percent	9.75 percent
Cost of long-term debt	6.16 percent	5.89 percent
Common equity ratio	50 percent	50 percent

98	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

Pike County Light & Power Company (Pike) – Electric
Effective period	April 2009 – August 2014	September 2014 – August 2015
Base rate changes(a)	Yr. 1 – $0.9 million	Yr. 1 – $1.25 million
Amortization to income of net regulatory (assets) and liabilities	$0.1 million over 5 years	$(0.7) million of deferred storm costs over five years
Cost reconciliations	True-up of Other Postretirement Benefits costs. The company deferred an immaterial amount as regulatory liabilities in 2012 and 2013.	True-up of Other Postretirement Benefits costs. The company deferred an immaterial amount as a regulatory liability in 2014.

(a)	Under the current plan, the earliest that the company can file for a new base rate change is September 1, 2016.

Pike – Gas
Effective period	April 2009 – August 2014	September 2014 – August 2015
Base Rate changes(a)	Yr. 1 – $0.3 million	Yr. 1 – $0.1 million
Amortization to income of net regulatory (assets) and liabilities	None	None
Cost reconciliations	True-up of Other Postretirement Benefits costs. The company deferred an immaterial amount as regulatory liabilities in 2012 and 2013.	True-up of Other Postretirement Benefits costs. The company deferred an immaterial amount as a regulatory liability in 2014.

(a)	Under the current plan, the earliest that the company can file for a new base rate change is September 1, 2016.

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures following the arrests of employees for accepting illegal payments from a construction contractor. Subsequently, additional employees were arrested for accepting illegal payments from materials suppliers and an engineering firm. The arrested employees were terminated by the company and have pled guilty or been convicted. Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. The amount of electric revenues collected subject to refund, which was established in a different proceeding, and the amount of gas and steam revenues collected subject to refund were not established as indicative of the company’s potential liability in this proceeding. At December 31, 2014, the company had collected an estimated $1,675 million from customers subject to potential refund in connection with this proceeding. In January 2013, a NYSPSC consultant reported its estimate, with which the company does not agree, of $208 million of overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009. The company is disputing the consultant’s estimate, including its determinations as to overcharges regarding specific construction expenditures it selected to review and its methodology of extrapolating such determinations over a substantial portion of the construction expenditures during this period. The NYSPSC’s consultant has not reviewed the company’s other expenditures. The company and NYSPSC staff are exploring a settlement in this proceeding. There is no assurance that there will be a settlement, and any settlement would be subject to NYSPSC approval. At December 31, 2014, the company had a $105 million regulatory liability relating to this matter. The company currently estimates that any additional amount the NYSPSC requires the company to refund to customers in excess of the regulatory liability accrued could range up to an amount based on the NYSPSC consultant’s $208 million estimate of overcharges.

In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million customers. Superstorm Sandy also damaged CECONY’s steam system and interrupted service to many of its steam customers. As of December 31, 2014, CECONY and O&R incurred response and restoration costs for Superstorm Sandy of $503 million and $91 million, respectively (including capital expenditures of $148 million and $15 million, respectively). Most of the costs that were not capitalized were deferred for recovery as a regulatory asset under the Utilities’ electric rate plans. See “Regulatory Assets and Liabilities” below. CECONY’s current electric rate plan includes collection from customers of deferred storm costs (including for Superstorm Sandy), subject to refund following NYSPSC review of the costs. In November 2014, O&R requested recovery of deferred storm costs for its New York electric operations, which are subject to NYSPSC review. RECO’s current electric rate plan includes collection from customers of deferred storm costs. See “Rate Plans” above.

In June 2014, the NYSPSC initiated a proceeding to investigate the practices of qualifying persons to perform plastic fusions on gas facilities. New York State regulations require gas utilities to qualify and, except in certain circumstances, annually requalify workers that perform fusion to join plastic pipe. The NYSPSC

CON EDISON ANNUAL REPORT 2014	99

Notes to the Financial Statements — Continued

directed the New York gas utilities to provide information in this proceeding about their compliance with the qualification and requalification requirements and related matters; their procedures for compliance with all gas safety regulations; and their annual chief executive officer certifications regarding these and other procedures. CECONY’s qualification and requalification procedures had not included certain required testing to evaluate specimen fuses. In addition, CECONY and O&R had not timely requalified certain workers that had been qualified under their respective procedures to perform fusion to join plastic pipe. CECONY and O&R have requalified their workers who perform plastic pipe fusions. In October 2014, CECONY and O&R submitted for NYSPSC staff review their plans for testing plastic pipe fusions that were performed on their gas delivery systems, additional leakage surveying and reporting.

100	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

Regulatory Assets and Liabilities

Regulatory assets and liabilities at December 31, 2014 and 2013 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Regulatory assets
Unrecognized pension and other postretirement costs	$4,846	$2,730	$4,609	$2,610
Future income tax	2,273	2,145	2,166	2,030
Environmental remediation costs	925	938	820	830
Deferred storm costs	319	441	224	334
Revenue taxes	219	207	208	196
Surcharge for New York State assessment	99	78	92	74
Pension and other postretirement benefits deferrals	66	237	42	211
Net electric deferrals	63	83	63	83
Unamortized loss on reacquired debt	57	65	55	62
O&R property tax reconciliation	36	22	-	-
O&R transition bond charges	27	33	-	-
Preferred stock redemption	27	28	27	28
Deferred derivative losses – noncurrent	25	8	23	7
Recoverable energy costs – noncurrent	19	29	17	28
Workers’ compensation	8	12	8	12
Other	147	145	127	134
Regulatory assets – noncurrent	9,156	7,201	8,481	6,639
Deferred derivative losses – current	97	25	92	22
Recoverable energy costs – current	41	4	40	4
Future income tax – current	10	-	-	-
Regulatory assets – current	148	29	132	26
Total Regulatory Assets	$9,304	$7,230	$8,613	$6,665
Regulatory liabilities
Allowance for cost of removal less salvage	$598	$540	$499	$453
Property tax reconciliation	295	322	295	322
2014 rate plan rate base revenue deferrals	155	-	155	-
Net unbilled revenue deferrals	138	133	138	133
Prudence proceeding	105	40	105	40
Property tax refunds	87	130	87	130
Long-term interest rate reconciliation	78	105	78	105
New York State income tax rate change	62	-	59	-
Carrying charges on repair allowance and bonus depreciation	58	88	57	87
Pension and other postretirement benefit deferrals	46	50	37	50
World Trade Center settlement proceeds	41	62	41	62
Carrying charges on T&D net plant – electric and steam	21	28	20	20
Electric excess earnings	19	22	18	18
Other	290	208	248	178
Regulatory liabilities – noncurrent	1,993	1,728	1,837	1,598
Refundable energy costs – current	128	100	84	66
Revenue decoupling mechanism	30	34	30	30
Future income tax	24	-	24	-
Deferred derivative gains – current	5	14	4	11
Regulatory liabilities—current	187	148	142	107
Total Regulatory Liabilities	$2,180	$1,876	$1,979	$1,705

CON EDISON ANNUAL REPORT 2014	101

Notes to the Financial Statements — Continued

Unrecognized pension and other postretirement costs represents the net regulatory asset associated with the accounting rules for retirement benefits. See Note A.

Deferred storm costs represent response and restoration costs, other than capital expenditures, in connection with Superstorm Sandy and other major storms that were deferred by the Utilities. See “Other Regulatory Matters,” above.

Net electric deferrals represents the remaining unamortized balance of certain regulatory assets and liabilities of CECONY that were combined effective April 1, 2010 and are being amortized to income over a ten-year period.

Revenue taxes represents the timing difference between taxes collected and paid by the Utilities to fund mass transportation.

Effective March 31, 2009, the NYSPSC authorized CECONY to accrue unbilled electric, gas and steam revenues. CECONY has deferred the net margin on the unbilled revenues for the future benefit of customers by recording a regulatory liability of $138 million and $133 million at December 31, 2014 and 2013, respectively, for the difference between the unbilled revenues and energy cost liabilities.

Note C – Capitalization

Common Stock

At December 31, 2014 and 2013, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities and the competitive energy businesses. CECONY owns 21,976,200 shares of Con Edison stock, which it purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

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

Long-term Debt

Long-term debt maturing in the period 2015-2019 is as follows:

(Millions of Dollars)	Con Edison	CECONY
2015	$560	$350
2016	731	650
2017	6	-
2018	1,260	1,200
2019	540	475

The Utilities have issued $494 million of tax-exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and is subject to tender by bondholders for purchase by the Utilities.

The carrying amounts and fair values of long-term debt at December 31, 2014 and 2013 are:

(Millions of Dollars)	2014		2013
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$12,191	$13,998	$10,974	$12,082
CECONY	$11,214	$12,846	$9,841	$10,797

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $13,362 million and $636 million of the fair value of long-term debt at December 31, 2014 are classified as Level 2 and Level 3, respectively. For CECONY, $12,210 million and $636 million of the fair value of long-term debt at December 31, 2014 are classified as Level 2 and Level 3, respectively (see Note P). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

At December 31, 2014 and 2013, long-term debt of Con Edison included $18 million and $22 million, respectively, of Transition Bonds issued in 2004 by O&R’s New Jersey utility subsidiary through a special purpose entity.

Significant Debt Covenants

The significant debt covenants under the financing arrangements for the notes of Con Edison and the debentures of CECONY are obligations to pay principal and interest when due, covenants not

102	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

to consolidate with or merge into any other corporation unless certain conditions are met and, for Con Edison’s notes, covenants that Con Edison shall continue its utility business in New York City and shall not permit Con Edison’s ratio of consolidated debt to consolidated capital to exceed 0.675 to 1. Con Edison’s notes are also subject to cross default provisions with respect to other indebtedness of Con Edison or its material subsidiaries having a then outstanding principal balance in excess of $100 million. CECONY’s debentures have no cross default provisions. The tax-exempt financing arrangements of the Utilities are subject to covenants for the CECONY debentures discussed above and the covenants discussed below. The Companies were in compliance with their significant debt covenants at December 31, 2014.

The tax-exempt financing arrangements involved the issuance of uncollateralized promissory notes of the Utilities to NYSERDA in exchange for the net proceeds of a like amount of tax-exempt bonds with substantially the same terms sold to the public by NYSERDA. The tax-exempt financing arrangements include covenants with respect to the tax-exempt status of the financing, including covenants with respect to the use of the facilities financed. The arrangements include provisions for the maintenance of liquidity and credit facilities, the failure to comply with which would, except as otherwise provided, constitute an event of default for the debt to which such provisions applied.

The failure to comply with debt covenants would, except as otherwise provided, constitute an event of default for the debt to which such provisions applied. If an event of default were to occur, the principal and accrued interest on the debt to which such event of default applied and, in the case of the Con Edison notes, a make-whole premium might and, in the case of certain events of default would, become due and payable immediately.

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

Note D – Short-Term Borrowing

In October 2011, Con Edison and the Utilities entered into a credit agreement (Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement, as amended in 2013, expires in October 2017. There is a maximum of $2.25 billion of credit available through October 2016 and approximately $2.1 billion of credit available from then through October 2017. The full amount is available to CECONY and $1 billion is available to Con Edison, including up to $1.2 billion of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement. At December 31, 2014, Con Edison had $800 million of commercial paper outstanding of which $450 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2014 was 0.4 percent for both Con Edison and CECONY. At December 31, 2013, Con Edison had $1,451 million of commercial paper outstanding of which $1,210 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2013 was 0.2 percent for both Con Edison and CECONY. At December 31, 2014 and 2013, no loans were outstanding under the Credit Agreement and $11 million (including $11 million for CECONY) and $26 million (including $11 million for CECONY) of letters of credit were outstanding under the Credit Agreement.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2014 this ratio was 0.51 to 1 for Con Edison and CECONY); having liens on its assets in an aggregate amount exceeding five percent of its consolidated total capital, subject to certain exceptions; and the failure, following any applicable notice period, to meet certain other customary covenants. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. The Companies were in compliance with their covenants at December 31, 2014.

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

CON EDISON ANNUAL REPORT 2014	103

Notes to the Financial Statements — Continued

Net Periodic Benefit Cost

The components of the Companies’ total periodic benefit costs for 2014, 2013 and 2012 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2014	2013	2012	2014	2013	2012
Service cost – including administrative expenses	$227	$267	$237	$211	$249	$220
Interest cost on projected benefit obligation	572	537	547	536	503	513
Expected return on plan assets	(832)	(750)	(705)	(789)	(713)	(670)
Recognition of net actuarial loss	618	832	709	586	788	670
Recognition of prior service costs	4	5	8	2	4	6
NET PERIODIC BENEFIT COST	$589	$891	$796	$546	$831	$739
Amortization of regulatory asset*	2	2	2	2	2	2
TOTAL PERIODIC BENEFIT COST	$591	$893	$798	$548	$833	$741
Cost capitalized	(225)	(348)	(277)	(212)	(327)	(260)
Reconciliation to rate level	118	(84)	(8)	108	(87)	(12)
Cost charged to operating expenses	$484	$461	$513	$444	$419	$469

*	Relates to an increase in CECONY’s pension obligation of $45 million from a 1999 special retirement program.

Funded Status

The funded status at December 31, 2014, 2013 and 2012 was as follows:

	Con Edison			CECONY
(Millions of Dollars)	2014	2013	2012	2014	2013	2012
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$12,197	$13,406	$11,825	$11,429	$12,572	$11,072
Service cost – excluding administrative expenses	221	259	224	206	241	209
Interest cost on projected benefit obligation	572	537	547	536	503	513
Net actuarial (gain)/loss	2,641	(1,469)	1,323	2,484	(1,388)	1,255
Plan amendments	6	-	-	-	-	-
Benefits paid	(556)	(536)	(513)	(518)	(499)	(477)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$15,081	$12,197	$13,406	$14,137	$11,429	$12,572
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$10,755	$9,135	$7,800	$10,197	$8,668	$7,406
Actual return on plan assets	752	1,310	1,094	715	1,241	1,040
Employer contributions	578	879	785	535	819	729
Benefits paid	(556)	(536)	(513)	(518)	(499)	(477)
Administrative expenses	(34)	(33)	(31)	(32)	(32)	(30)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$11,495	$10,755	$9,135	$10,897	$10,197	$8,668
FUNDED STATUS	$(3,586)	$(1,442)	$(4,271)	$(3,240)	$(1,232)	$(3,904)
Unrecognized net loss	$4,888	$2,759	$5,594	$4,616	$2,617	$5,297
Unrecognized prior service costs	20	17	23	4	6	10
Accumulated benefit obligation	13,454	11,004	11,911	12,553	10,268	11,116

The increase in the pension plan’s projected benefit obligation (due primarily to decreased discount rates and, as discussed below, the release of new mortality tables by the Society of Actuaries reflecting longer life expectancies) were the primary causes of the increased pension liability at Con Edison and CECONY of $2,144 million and $2,008 million, respectively, compared with December 31, 2013. For Con Edison, this increase in pension liability resulted in an increase to regulatory assets of $2,101 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, and a charge to OCI of $17 million (net of taxes) for the unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries.

104	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

For CECONY, the increase in pension liability resulted in an increase to regulatory assets of $1,992 million for unrecognized net losses and unrecognized prior service costs consistent with the accounting rules for regulated operations, a debit to OCI of $3 million (net of taxes) for unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the competitive energy businesses.

A portion of the unrecognized net loss and prior service cost for the pension plan, equal to $783 million and $4 million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $740 million and $2 million, respectively, for CECONY.

At December 31, 2014 and 2013, Con Edison’s investments include $225 million and $201 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $208 million and $183 million, respectively. See Note P. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $289 million and $250 million as of December 31, 2014 and $234 million and $199 million as of December 31, 2013, respectively.

Assumptions

The actuarial assumptions were as follows:

	2014	2013	2012
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.90%	4.80%	4.10%
Rate of compensation increase
– CECONY	4.25%	4.35%	4.35%
– O&R	4.00%	4.25%	4.25%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.80%	4.10%	4.70%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase
– CECONY	4.35%	4.35%	4.35%
– O&R	4.25%	4.25%	4.25%

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

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2015	2016	2017	2018	2019	2020-2024
Con Edison	$592	$615	$636	$658	$678	$3,642
CECONY	552	574	594	613	632	3,388

Expected Contributions

Based on estimates as of December 31, 2014, the Companies expect to make contributions to the pension plan during 2015 of $756 million (of which $703 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified plans.

Plan Assets

The asset allocations for the pension plan at the end of 2014, 2013 and 2012, and the target allocation for 2015 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2015	2014	2013	2012
Equity Securities	55% - 65%	58%	60%	60%
Debt Securities	27% - 33%	32%	30%	31%
Real Estate	8% - 12%	10%	10%	9%
Total	100%	100%	100%	100%

Con Edison has established a pension trust for the investment of assets to be used for the exclusive purpose of providing retirement benefits to participants and beneficiaries and payment of plan expenses.

CON EDISON ANNUAL REPORT 2014	105

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

The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2015 reflects the results of such a study conducted in 2011.

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

Assets measured at fair value on a recurring basis are summarized below under a three-level hierarchy as defined by the accounting rules for fair value measurements (see Note P).

The fair values of the pension plan assets at December 31, 2014 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$3,168	$-	$-	$3,168
International Equity(b)	2,841	361	-	3,202
Private Equity(c)	-	-	114	114
U.S. Government Issued Debt(d)	-	2,113	-	2,113
Corporate Bonds Debt(e)	-	1,351	-	1,351
Structured Assets Debt(f)	-	4	-	4
Other Fixed Income Debt(g)	-	208	-	208
Real Estate(h)	-	-	1,137	1,137
Cash and Cash Equivalents(i)	188	477	-	665
Futures(j)	192	37	-	229
Hedge Funds(k)	-	-	224	224
Total investments	$6,389	$4,551	$1,475	$12,415
Funds for retiree health benefits(l)	(184)	(131)	(43)	(358)
Investments (excluding funds for retiree health benefits)	$6,205	$4,420	$1,432	$12,057
Pending activities(m)				(562)
Total fair value of plan net assets				$11,495

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.
(b)	International Equity includes international equity index funds and actively-managed international equities.
(c)	Private Equity consists of global equity funds that are not exchange-traded.
(d)	U.S. Government Issued Debt includes agency and treasury securities.
(e)	Corporate Bonds Debt consists of debt issued by various corporations.
(f)	Structured Assets Debt includes commercial-mortgage-backed securities and collateralized mortgage obligations.
(g)	Other Fixed Income Debt includes municipal bonds, sovereign debt and regional governments.
(h)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.
(i)	Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.
(j)	Futures consist of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.
(k)	Hedge Funds are within a commingled structure which invests in various hedge fund managers who can invest in all financial instruments.

106	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

(l)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note F.
(m)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received and reflects adjustments for available estimates at year end.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2014 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2014	Assets Still Held at Reporting Date – Unrealized Gains/ (Losses)	Assets Sold During the Year – Realized Gains/(Losses)	Purchases Sales and Settlements	Transfer In/(Out) of Level 3	Ending Balance as of December 31, 2014
Real Estate	$1,062	$86	$20	$(31)	$-	$1,137
Private Equity	67	12	-	35	-	114
Hedge Funds	206	11	-	7	-	224
Total investments	$1,335	$109	$20	$11	$-	$1,475
Funds for retiree health benefits	(42)	(1)	-	-	-	(43)
Investments (excluding funds for retiree health benefits)	$1,293	$108	$20	$11	$-	$1,432

The fair values of the pension plan assets at December 31, 2013 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$3,057	$-	$-	$3,057
International Equity(b)	2,303	871	-	3,174
Private Equity(c)	-	-	67	67
U.S. Government Issued Debt(d)	-	1,855	-	1,855
Corporate Bonds Debt(e)	-	1,151	-	1,151
Structured Assets Debt(f)	-	4	-	4
Other Fixed Income Debt(g)	-	150	-	150
Real Estate(h)	-	-	1,062	1,062
Cash and Cash Equivalents(i)	127	558	-	685
Futures(j)	348	-	-	348
Hedge Funds(k)	-	-	206	206
Total investments	$5,835	$4,589	$1,335	$11,759
Funds for retiree health benefits(l)	(185)	(145)	(42)	(372)
Investments(excluding funds for retiree health benefits)	$5,650	$4,444	$1,293	$11,387
Pending activities(m)				(632)
Total fair value of plan net assets				$10,755

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.
(b)	International Equity includes international equity index funds and actively-managed international equities.
(c)	Private Equity consists of global equity funds that are not exchange-traded.
(d)	U.S. Government Issued Debt includes agency and treasury securities.
(e)	Corporate Bonds Debt consists of debt issued by various corporations.
(f)	Structured Assets Debt includes commercial-mortgage-backed securities and collateralized mortgage obligations.
(g)	Other Fixed Income Debt includes municipal bonds, sovereign debt and regional governments.
(h)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.
(i)	Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.
(j)	Futures consist of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.
(k)	Hedge Funds are within a commingled structure which invests in various hedge fund managers who can invest in all financial instruments.
(l)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note F.
(m)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received and reflects adjustments for available estimates at year end.

CON EDISON ANNUAL REPORT 2014	107

Notes to the Financial Statements — Continued

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2013 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2013	Assets Still Held at Reporting Date – Unrealized Gains/(Losses)	Assets Sold During the Year – Realized Gains/(Losses)	Purchases Sales and Settlements	Transfer In/(Out) of Level 3	Ending Balance as of December 31, 2013
Real Estate	$833	$114	$1	$114	$-	$1,062
Private Equity	20	5	-	42	-	67
Hedge Funds	-	6	-	200	-	206
Total investments	$853	$125	$1	$356	$-	$1,335
Funds for retiree health benefits	(31)	(3)	-	(8)	-	(42)
Investments (excluding funds for retiree health benefits)	$822	$122	$1	$348	$-	$1,293

The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	2012
Con Edison	$32	$30	$23
CECONY	27	26	21

Mortality Table Revision

The Companies adopted revised mortality tables effective December 31, 2014 in the measurement of its pension and other postretirement benefit plan obligations, accounting costs and required contribution amounts. The revised tables reflect the RP-2014 mortality tables published by the Society of Actuaries in October 2014, as adjusted based on the actual experience of the Companies. The new tables incorporate substantial life expectancy improvements relative to the last tables published in 2000 (RP-2000). As a result of the adoption, Con Edison recognized an increase in its pension benefit obligation of approximately $800 million as of December 31, 2014. The Companies, under their current New York rate plans, defer as a regulatory asset or liability, as the case may be, the differences between the actual level of expenses for pension and other postretirement benefits and amounts for those expenses reflected in rates.

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

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for 2014, 2013 and 2012 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2014	2013	2012	2014	2013	2012
Service cost	$19	$23	$26	$15	$18	$21
Interest cost on accumulated other postretirement benefit obligation	60	54	73	52	46	63
Expected return on plan assets	(77)	(77)	(85)	(68)	(68)	(75)
Recognition of net actuarial loss	57	65	98	51	57	87
Recognition of prior service cost	(19)	(27)	(21)	(15)	(23)	(18)
Recognition of transition obligation	-	-	2	-	-	2
NET PERIODIC POSTRETIREMENT BENEFIT COST	$40	$38	$93	$35	$30	$80
Cost capitalized	(15)	(15)	(32)	(14)	(12)	(28)
Reconciliation to rate level	10	58	20	2	50	16
Cost charged to operating expenses	$35	$81	$81	$23	$68	$68

108	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

Funded Status

The funded status of the programs at December 31, 2014, 2013 and 2012 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2014	2013	2012	2014	2013	2012
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,395	$1,454	$1,756	$1,198	$1,238	$1,511
Service cost	19	23	26	15	18	21
Interest cost on accumulated postretirement benefit obligation	60	54	73	52	46	63
Amendments	(12)	-	(127)	-	-	(89)
Net actuarial loss/(gain)	47	(42)	(175)	28	(20)	(178)
Benefits paid and administrative expenses	(134)	(136)	(146)	(125)	(126)	(134)
Participant contributions	36	38	37	35	38	36
Medicare prescription subsidy	-	4	10	-	4	8
BENEFIT OBLIGATION AT END OF YEAR	$1,411	$1,395	$1,454	$1,203	$1,198	$1,238
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$1,113	$1,047	$947	$977	$922	$840
Actual return on plan assets	59	153	124	54	134	109
Employer contributions	7	9	83	7	9	71
EGWP payments	12	8	-	11	7	-
Participant contributions	36	38	37	35	38	36
Benefits paid	(143)	(142)	(144)	(134)	(133)	(134)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$1,084	$1,113	$1,047	$950	$977	$922
FUNDED STATUS	$(327)	$(282)	$(407)	$(253)	$(221)	$(316)
Unrecognized net loss	$78	$70	$251	$45	$54	$197
Unrecognized prior service costs	(71)	(78)	(105)	(46)	(61)	(84)

In 2012, the Utilities amended their postretirement life and health benefit plans for management employees, resulting in a reduction to the obligation of $102 million. Also in 2012, the Utilities amended the retiree contributions for supplemental postretirement life insurance for CECONY management and weekly retirees, resulting in a reduction to the obligation of $25 million. Also in 2012, the Utilities elected to change the method of receiving the subsidy under Medicare Part D for retiree prescription drug coverage from the Retiree Drug Subsidy to the Employer Group Waiver Plan (EGWP) beginning in January 2013. Participation in the EGWP allows Con Edison to offer substantially the same postretirement benefits to eligible participants while increasing subsidy reimbursements received by the plans from the Federal Government. This change was effective January 2013 and, as a result, the Utilities recognized a reduction to their postretirement health benefit obligation of $306 million as of December 31, 2012, which was recorded as an actuarial gain.

The increase in the other postretirement benefit plan obligation (due primarily to decreased discount rates) was the primary cause of the increased liability for other postretirement benefits at Con Edison and CECONY of $45 million and $32 million, respectively, compared with December 31, 2013. For Con Edison, this increased liability resulted in an increase to regulatory assets of $14 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, and a charge to OCI of $3 million (net of taxes) for the unrecognized net losses and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey subsidiary.

For CECONY, the increase in liability resulted in an increase to regulatory assets of $6 million for unrecognized net losses and unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations, a debit to OCI of $2 million (net of taxes) for the unrecognized net losses and an immaterial change to OCI for unrecognized prior service costs associated with the competitive energy businesses.

A portion of the unrecognized net losses and prior service costs for the other postretirement benefits, equal to $33 million and $(20) million, respectively, will be recognized from

CON EDISON ANNUAL REPORT 2014	109

Notes to the Financial Statements — Continued

accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $29 million and $(14) million, respectively, for CECONY.

Assumptions

The actuarial assumptions were as follows:

	2014	2013	2012
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	3.75%	4.50%	3.75%
O&R	3.85%	4.75%	4.05%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate
CECONY	4.50%	3.75%	4.55%
O&R	4.75%	4.05%	4.55%
Expected Return on Plan Assets	7.75%	7.75%	8.50%

Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies and the assumed discount rate.

The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2014 was 5.50 percent, which is assumed to decrease gradually to 4.50 percent by 2018 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as of December 31, 2014 was 5.25 percent, which is assumed to decrease gradually to 4.50 percent by 2018 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2015:

	Con Edison		CECONY
	1-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$(21)	$40	$(43)	$57
Effect on service cost and interest cost components for 2014	(2)	1	(4)	3

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies:

(Millions of Dollars)	2015	2016	2017	2018	2019	2020-2024
BENEFIT PAYMENTS
Con Edison	$99	$95	$94	$92	$89	$419
CECONY	89	85	84	82	79	364

Expected Contributions

Based on estimates as of December 31, 2014, Con Edison expects to make a contribution of $6 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2015.

Plan Assets

The asset allocations for CECONY’s other postretirement benefit plans at the end of 2014, 2013 and 2012, and the target allocation for 2015 are as follows:

	Target Allocation Range	Plan Assets at December 31
Asset Category	2015	2014	2013	2012
Equity Securities	57% - 73%	59%	61%	62%
Debt Securities	26% - 44%	41%	39%	38%
Total	100%	100%	100%	100%

Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.

Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.

110	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

The fair values of the plan assets at December 31, 2014 by asset category as defined by the accounting rules for fair value measurements (see Note P) are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
Equity(a)	$-	$428	$-	$428
Other Fixed Income Debt(b)	-	286	-	286
Cash and Cash Equivalents(c)	-	11	-	11
Total investments	$-	$725	$-	$725
Funds for retiree health benefits(d)	184	131	43	358
Investments(including funds for retiree health benefits)	$184	$856	$43	$1,083
Pending activities(e)				1
Total fair value of plan net assets				$1,084

(a)	Equity includes a passively managed commingled index fund benchmarked to the MSCI All Country World Index.
(b)	Other Fixed Income Debt includes a passively managed commingled index fund benchmarked to the Barclays Capital Aggregate Index.
(c)	Cash and Cash Equivalents include short term investments and money markets.
(d)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note E.
(e)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year end.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2014 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2014	Assets Still Held at Reporting Date – Unrealized Gains/(Losses)	Assets Sold During the Year – Realized Gains/(Losses)	Purchases Sales and Settlements	Transfers In/(Out) of Level 3	Ending Balance as of December 31, 2014
Total investments	$-	$-	$-	$-	$-	$-
Funds for retiree health benefits	42	1	-	-	-	43
Investments (including funds for retiree health benefits)	$42	$1	$-	$-	$-	$43

The fair values of the plan assets at December 31, 2013 by asset category (see Note P) are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
Equity(a)	$-	$450	$-	$450
Other Fixed Income Debt(b)	-	286	-	286
Cash and Cash Equivalents(c)	-	7	-	7
Total investments	$-	$743	$-	$743
Funds for retiree health benefits(d)	185	145	42	372
Investments(including funds for retiree health benefits)	$185	$888	$42	$1,115
Pending activities(e)				(2)
Total fair value of plan net assets				$1,113

(a)	Equity includes a passively managed commingled index fund benchmarked to the MSCI All Country World Index.
(b)	Other Fixed Income Debt includes a passively managed commingled index fund benchmarked to the Barclays Capital Aggregate Index.
(c)	Cash and Cash Equivalents include short term investments and money markets.
(d)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note E.
(e)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year end.

CON EDISON ANNUAL REPORT 2014	111

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

Mortality Table Revision

The Companies adopted revised mortality tables effective December 31, 2014 in the measurement of its pension and other postretirement benefit plan obligations, accounting costs, and required contribution amounts as discussed in Note E. As a result of the adoption, Con Edison recognized an increase of less than $10 million in its other postretirement benefits obligation as of December 31, 2014. The Companies, under their current New York rate plans, defer as a regulatory asset or liability, as the case may be, the differences between the actual level of expenses for pension and other postretirement benefits and amounts for those expenses reflected in rates.

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

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate of the amount the Utilities will need to pay to investigate and, where determinable, discharge their related obligations. For Superfund Sites (including the manufactured gas plant sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate of the company’s share of the undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites, if remediation is necessary and if a reasonable estimate of such cost can be made. Remediation costs are estimated in light of the information available, applicable remediation standards and experience with similar sites.

The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2014 and 2013 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Accrued Liabilities:
Manufactured gas plant sites	$684	$665	$587	$562
Other Superfund Sites	80	84	79	82
Total	$764	$749	$666	$644
Regulatory assets	$925	$938	$820	$830

Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. However, for some of the sites, the extent and associated cost of the required remediation has not yet been determined. As investigations progress and information pertaining to the required remediation becomes available, the Utilities expect that additional liability may be accrued, the amount of which is not presently determinable but may be material. Con Edison and CECONY estimate that in 2015 they will incur costs for remediation of approximately $39 million and $35 million, respectively. The Companies are unable to estimate the time period over which the remaining accrued liability will be incurred because, among other things, the required remediation has not been determined for some of the sites. Under their current rate plans, the Utilities are permitted to recover or defer as regulatory assets (for

112	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

subsequent recovery through rates) certain site investigation and remediation costs.

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites at December 31, 2014 and 2013 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Remediation costs incurred	$29	$41	$20	$35
Insurance recoveries received*	7	-	7	-

*	Reduced amount deferred for recovery from customers

In 2014, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $2.7 billion and $2.5 billion, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At December 31, 2014 and 2013, Con Edison and CECONY had accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years of $8 million and $7 million, respectively. The estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Trial courts have begun, and unless otherwise determined by an appellate court may continue, to apply a different standard for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate plans, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2014 and 2013 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$83	$87	$78	$82
Regulatory assets – workers’ compensation	$8	$12	$8	$12

Note H – Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately ninety suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At December 31, 2014, the company has accrued its estimated liability for the suits of $50 million and an insurance receivable in the same amount.

Manhattan Explosion and Fire

On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Street in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 48 people were injured. Additional buildings were also damaged. The National Transportation Safety Board is investigating. The parties to the investigation include the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC (which is also conducting an investigation). Approximately thirty suits are

CON EDISON ANNUAL REPORT 2014	113

Notes to the Financial Statements — Continued

pending against the company seeking generally unspecified damages and, in one case, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At December 31, 2014, the company had not accrued a liability for the incident.

Other Contingencies

See “Other Regulatory Matters” in Note B.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,547 million and $1,331 million at December 31, 2014 and 2013, respectively.

A summary, by type and term, of Con Edison’s total guarantees at December 31, 2014 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
NY Transco	$1,361	$-	$-	$1,361
Energy transactions	774	31	96	901
Renewable electric production projects	248	-	7	255
Other	30	-	-	30
Total	$2,413	$31	$103	$2,547

NY Transco – Con Edison has guaranteed payment by its subsidiary, Con Edison Transmission, of the contributions it agreed to make in New York Transco LLC (NY Transco). Con Edison Transmission acquired a 46 percent interest in NY Transco when it was formed in 2014. NY Transco’s transmission projects are expected to be developed initially by CECONY and other New York transmission owners and then sold to NY Transco. The development and sale of the projects would be subject to authorizations from the NYSPSC, FERC and other federal, state and local agencies. Guarantee amount shown is for the maximum possible required amount of Con Edison Transmission’s contributions, which assumed that all the NY Transco projects proposed when NY Transco was formed receive all required regulatory approvals and are completed at 175 percent of their estimated costs and that NY Transco does not use any debt financing for the projects. Guarantee term shown is assumed as the timing of the contributions is not known.

Energy Transactions – Con Edison guarantees payments on behalf of its competitive energy businesses in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity, renewable energy credits and energy services. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet.

Renewable Electric Production Projects – Con Edison and Con Edison Development guarantee payments associated with the investment in solar and wind energy facilities on behalf of their wholly-owned subsidiaries. In addition, Con Edison Development has entered into two guarantees ($63 million maximum and $31 million maximum, respectively) on behalf of entities (Copper Mountain Solar 2 and Copper Mountain Solar 3, respectively) in which it has a 50 percent interest (see Note Q) in connection with the construction of solar energy facilities. Con Edison Development also provided $3 million in guarantees to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar energy facilities performed by its subsidiaries.

Other – Other guarantees primarily relate to guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions ($25 million). In addition, Con Edison issued a guarantee to the Public Utility Commission of Texas covering obligations of Con Edison Solutions as a retail electric provider. Con Edison’s estimate of the maximum potential obligation for this guarantee is $5 million as of December 31, 2014.

114	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

Note I – Electricity Purchase Agreements

CECONY has long-term electricity purchase agreements with non-utility generators and others for generating capacity. The company recovers its purchased power costs in accordance with provisions approved by the NYSPSC. See “Recoverable Energy Costs” in Note A.

At December 31, 2014, the significant terms of the electricity purchase agreements were as follows:

Facility	Equity Owner	Plant Output (MW)	Contracted Output (MW)	Contract Start Date	Contract Term (Years)
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	322	291	November 1996	40
Linden Cogeneration	Cogen Technologies Linden Venture, LP	1,035	607	May 1992	25
Indeck Corinth	Indeck Energy Services of Corinth, Inc.	147	131	July 1995	20
Indian Point	Entergy Nuclear Power Marketing, LLC	2,311	500	August 2001	16
Astoria Energy	Astoria Energy, LLC	640	500	May 2006	10

Assuming performance by the parties to the electricity purchase agreements, CECONY is obligated over the terms of the agreements to make capacity and other fixed payments.

The future capacity and other fixed payments under the contracts are estimated to be as follows:

(Millions of Dollars)	2015	2016	2017	2018	2019	All Years Thereafter
CECONY	$252	$186	$135	$62	$53	$820

For energy delivered under most of the electricity purchase agreements, CECONY is obligated to pay variable prices. The company’s payments under the agreements for capacity, energy and other fixed payments in 2014, 2013 and 2012 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	2012
Brooklyn Navy Yard	$133	$118	$93
Linden Cogeneration	381	346	297
Indeck Corinth	80	79	66
Indian Point	247	220	204
Astoria Energy	230	183	181
Selkirk*	144	215	196
Independence*	97	121	127
Total	$1,312	$1,282	$1,164

*	Contract term ended in 2014

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

Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with the accounting rules for regulated operations, the amortization of the leased asset is based on the rental payments recovered from customers. The following assets under capital leases are included in the Companies’ consolidated balance sheets at December 31, 2014 and 2013:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
UTILITY PLANT
Common	$3	$3	$1	$2

The accumulated amortization of the capital leases for Con Edison and CECONY was $1.8 million and $0.8 million, respectively at December 31, 2014, and $1.0 million and $0.6 million, respectively at December 31, 2013.

CON EDISON ANNUAL REPORT 2014	115

Notes to the Financial Statements — Continued

The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)	Con Edison	CECONY
2015	$1	$1
2016	1	1
2017	-	-
2018	-	-
2019	-	-
All years thereafter	-	-
Total	2	2
Less: amount representing interest	1	1
Present value of net minimum lease payment	$1	$1

Operating leases: The future minimum lease commitments under the Companies’ non-cancelable operating lease agreements are as follows:

(Millions of Dollars)	Con Edison	CECONY
2015	$18	$14
2016	17	13
2017	16	12
2018	16	12
2019	14	10
All years thereafter	72	51
Total	$153	$112

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

On audit of Con Edison’s tax returns, the Internal Revenue Service (IRS) disallowed tax losses in connection with the 1997 LILO transactions. In October 2009, the United States Court of Federal Claims issued a decision in favor of the company which, among other things, concluded that the tax losses claimed by the company were allowable. In January 2013, the United States Court of Appeals for the Federal Circuit reversed the October 2009 trial court decision. In June 2013, Con Edison entered into a closing agreement with the IRS regarding the 1997 and 1999 LILO transactions.

As a result of the January 2013 Court of Appeals decision, in 2013, Con Edison recorded an after-tax charge of $150 million to reflect, as required by the accounting rules for leveraged lease transactions, the recalculation of the accounting effect of the LILO transactions based on the revised after-tax cash flows projected from the inception of the leveraged leases as well as the interest on the potential tax liability resulting from the disallowance of federal and state income tax losses for the LILO transactions. Also, in 2013, the LILO transactions were terminated, as a result of which the company realized a $55 million gain (after-tax). In 2014, adjustments were made to the interest accrued on the liability and the related taxes resulting in a decrease to net income of $1 million.

The effect on Con Edison’s consolidated income statement for the twelve months ended as of December 31, 2014 and 2013 was as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013
Increase/(decrease) to non-utility operating revenues	$-	$(27)
(Increase)/decrease to other interest expense	13	(131)
Income tax benefit/(expense)	(14)	63
Total increase/(decrease) in net income	$(1)	$(95)

The transactions did not impact earnings in 2012.

In January 2013, to defray interest charges, the company deposited $447 million with federal and state tax agencies relating primarily to the potential tax liability from the LILO transactions in past tax years and interest thereon. During 2013, $125 million of the deposit was returned from the IRS at the company’s request. Also in 2013, the deposit balance was reduced by an additional $48 million, due to a $10 million refund from the IRS and the application of $38 million toward the settlement of tax and interest for prior tax years, primarily relating to tax liability from the LILO transactions. In the first quarter of

116	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

2014, Con Edison applied the remainder of the deposit against its federal and state tax liabilities, including interest, for other tax years.

Note K – Goodwill

In 2014 and 2013, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of the goodwill were allocated to CECONY and O&R, respectively. In 2014 and 2013, Con Edison also completed impairment tests for the goodwill of $23 million related to two energy services companies acquired by Con Edison Solutions and a gas storage company acquired by Con Edison Development, and determined that the goodwill was not impaired. Estimates of future cash flows, projected growth rates, and discount rates inherent in the cash flow estimates for the energy services companies and gas storage company may vary significantly from actual results, which could result in a future impairment of goodwill.

Prior to 2014, Con Edison performed its annual goodwill impairment test on either January 1 or December 31. During the fourth quarter of 2014, Con Edison changed its annual goodwill impairment testing date from January 1 and December 31 to October 1. This change is preferable under the circumstances as it aligns the timing of the annual goodwill impairment test with the strategic planning and budgeting process, which will allow Con Edison to utilize the updated strategic business plans that result from the budget process in the discounted cash flow analyses that it uses to estimate the fair value of its reporting units. This change does not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The annual goodwill impairment testing was performed as of October 1, 2014. Consideration was also given to the period between the testing date and December 31, 2014, in order to conclude that no facts or circumstances have arisen that would lead to a different conclusion as of December 31, 2014.

Note L – Income Tax

The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2014	2013	2012	2014	2013	2012
State
Current	$59	$151	$29	$66	$111	$53
Deferred	61	(70)	97	65	(14)	53
Federal
Current	(9)	285	(13)	158	187	110
Deferred	463	115	493	271	241	318
Amortization of investment tax credits	(6)	(5)	(6)	(5)	(5)	(5)
Total income tax expense	$568	$476	$600	$555	$520	$529

CON EDISON ANNUAL REPORT 2014	117

Notes to the Financial Statements — Continued

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Deferred tax liabilities:
Property basis differences	$7,510	$7,012	$6,938	$6,424
Unrecognized pension and other postretirement costs	1,968	1,109	1,872	1,060
Regulatory asset – future income tax	910	871	863	825
Environmental remediation costs	376	381	333	337
Deferred storm costs	129	179	91	136
Equity investments Other regulatory assets	168 347	21 402	- 300	- 364
Unamortized investment tax credits	126	43	37	42
Total deferred tax liabilities and investment tax credits	11,534	10,018	10,434	9,188
Deferred tax assets:
Accrued pension and other postretirement costs Regulatory liabilities	1,306 615	458 604	1,155 574	364 569
Superfund and other environmental costs	306	301	264	256
Asset retirement obligations	77	58	75	58
Loss carryforwards	21	12	-	-
Loss carryforwards, valuation reserve	(11)	(12)	-	-
Other	272	253	203	209
Total deferred tax assets	2,586	1,674	2,271	1,456
Net deferred tax liabilities and investment tax credits	$8,948	$8,344	$8,163	$7,732
Deferred income taxes and investment tax credits – noncurrent	$9,076	$8,466	$8,257	$7,832
Deferred tax assets – current	(128)	(122)	(94)	(100)
Net deferred tax liabilities and investment tax credits	$8,948	$8,344	$8,163	$7,732

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2014	2013	2012	2014	2013	2012
STATUTORY TAX RATE
Federal	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	5	4	4	5	5	4
Cost of removal	(5)	(5)	(4)	(5)	(5)	(4)
Manufacturing deduction	-	(1)	-	-	-	-
Other	(1)	(2)	(1)	(1)	(1)	(1)
Effective tax rate	34%	31%	34%	34%	34%	34%

Con Edison has a net operating loss carryforward available from the years 1999 through 2014 for which a deferred tax asset of $21 million has been recognized and will not expire until the years 2019 through 2034. An $11 million valuation allowance for New York City income tax purpose has been provided; as it is not more likely than not that the deferred tax asset will be realized.

In September 2013, the IRS issued final regulations, effective in 2014, that provide guidance on the appropriate tax treatment of costs incurred to acquire, produce or improve tangible property, as well as routine maintenance and repair costs. Proposed regulations were issued addressing the tax treatment of asset dispositions. The application of these regulations did not have a material impact on the Companies’ financial position, results of operations or liquidity.

In March 2014, tax legislation was enacted in the State of New York that reduced the corporate franchise tax rate from 7.1 percent to 6.5 percent, beginning January 1, 2016. The

118	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

application of this legislation decreased Con Edison’s accumulated deferred tax liabilities by $74 million ($69 million for CECONY), decreased Con Edison’s regulatory asset for future income tax by $11 million ($10 million for CECONY) and increased Con Edison’s regulatory liability by $62 million ($59 million for CECONY). The impact of this tax legislation on Con Edison’s effective tax rate was not material, and there was no impact on CECONY’s effective tax rate for the year ended December 31, 2014.

Under the Taxpayer Relief Act of 2012, 50 percent bonus depreciation expired on December 31, 2013. On December 19, 2014, President Obama signed into law the Tax Increase Prevention Act of 2014, which extended bonus depreciation for another year through December 31, 2014. As a result of the extension of bonus depreciation to 2014, Con Edison filed a refund request with the IRS in January 2015 to recover $224 million ($128 million attributable to CECONY) in estimated federal tax payments.

Uncertain Tax Positions

Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

In 2014 following the conclusion of its IRS audit, Con Edison filed amended state tax returns (primarily New York) for tax years 1998 through 2011. As a result of positions taken on the amended state tax returns, Con Edison increased its estimated liabilities for uncertain tax positions by $27 million ($2 million attributable to CECONY). The amended returns contain uncertain tax positions unique to the states, and the returns remain open for examination. The federal tax returns for 2011 through 2013 remain open for examination. These changes to the Companies’ estimated liabilities for uncertain tax positions had an immaterial impact on income tax expense for the year ended December 31, 2014.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

	Con Edison			CECONY
(Millions of Dollars)	2014	2013	2012	2014	2013	2012
Balance at January 1,	$9	$86	$130	$-	$74	$114
Additions based on tax positions related to the current year	-	5	12	-	-	11
Additions based on tax positions of prior years	27	253	-	2	-	-
Reductions for tax positions of prior years	(2)	(86)	(57)	-	(74)	(52)
Settlements	-	(249)	1	-	-	1
Balance at December 31,	$34	$9	$86	$2	$-	$74

As of December 31, 2014, Con Edison reasonably expects to resolve approximately $26 million ($17 million, net of federal taxes) of its uncertainties related to certain tax matters within the next twelve months. Favorable resolution would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $2 million ($1 million, net of federal taxes), of which the entire amount, if recognized, would reduce CECONY’s effective tax rate.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2014 and 2012, the Companies recognized an immaterial amount of interest and no penalties for uncertain tax positions in their consolidated income statements. In 2013, Con Edison recognized $121 million of interest expense ($131 million related to the LILO transactions (see “Lease In/Lease Out Transactions” in Note J), less a reduction of $10 million in accrued interest expense primarily associated with repair allowance deductions and reversing other uncertain tax positions in 2013). At December 31, 2014 and 2013, the Companies recognized an immaterial amount of interest and no penalties in their consolidated balance sheets.

At December 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would reduce the Companies’ effective tax rate is $34 million ($22 million, net of federal taxes) with $2 million ($1 million, net of federal taxes) attributable to CECONY.

Note M – Stock-Based Compensation

The Companies may compensate employees and directors with, among other things, stock options, stock units, restricted stock units and contributions to the stock purchase plan. The

CON EDISON ANNUAL REPORT 2014	119

Notes to the Financial Statements — Continued

Long Term Incentive Plan, which was approved by Con Edison’s shareholders in 2003 (2003 LTIP), and the Long Term Incentive Plan, which was approved by Con Edison’s shareholders in 2013 (2013 LTIP), are collectively referred to herein as the LTIP. The LTIP provides for, among other things, awards to employees of restricted stock units and stock options and, to Con Edison’s non-employee directors, stock units. Existing awards under the 2003 LTIP continue in effect, however no new awards may be issued under the 2003 LTIP. The 2013 LTIP provides for awards for up to five million shares of common stock.

Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased in the open market. The Companies intend to use treasury shares and new shares to fulfill their stock-based compensation obligations for 2015.

Under the accounting rules for stock compensation, the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the years ended December 31, 2014, 2013 and 2012:

	Con Edison			CECONY
(Millions of Dollars)	2014	2013	2012	2014	2013	2012
Performance-based restricted stock	$22	$20	$14	$19	$18	$13
Time-based restricted stock	2	2	1	2	2	1
Non-employee director deferred stock compensation	2	2	1	2	2	1
Stock purchase plan	3	3	3	3	3	3
Total	$29	$27	$19	$26	$25	$18
Income tax benefit	$12	$11	$8	$10	$10	$7

Stock Options

The Companies last granted stock options in 2006. The stock options generally vested over a three-year period and have a term of 10 years. Options were granted at an exercise price equal to the fair market value of a common share when the option was granted. The Companies generally recognized compensation expense (based on the fair value of stock option awards) over the vesting period.

The outstanding options are “equity awards” because shares of Con Edison common stock are delivered upon exercise of the options. As equity awards, the fair value of the options is measured at the grant date.

A summary of changes in the status of stock options as of December 31, 2014 is as follows:

	Con Edison			CECONY
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/13	481,310	$43.38	381,010	$43.34
Exercised	(251,460)	43.75	(189,660)	43.68
Forfeited	-	-	-	-
Outstanding at 12/31/14	229,850	$42.99	191,350	$43.00

Note: The weighted average remaining contractual life is one year for all outstanding options as of 12/31/14.

The following table summarizes information about stock options for the years ended December 31, 2014 and 2013:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Aggregate intrinsic value*
Options outstanding	$5	$6	$4	$5
Options exercised	4	2	3	2
Cash received by Con Edison for payment of exercise price	11	5	8	4
*	Aggregate intrinsic value represents the changes in the fair value of all outstanding options from their grant dates to December 31 of the years presented above.

120	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

The income tax benefit Con Edison realized from stock options exercised in the years ended December 31, 2014, 2013 and 2012 was $1 million, $10 million and an immaterial amount, respectively.

Restricted Stock and Stock Units

Restricted stock and stock unit awards under the LTIP have been made as follows: (i) awards that provide for adjustment of the number of units (performance-restricted stock units or Performance RSUs) to certain officers and employees; (ii) time-based awards to certain employees; and (iii) awards to non-employee directors. Restricted stock and stock units awarded represents the right to receive, upon vesting, shares of Con Edison common stock, or, except for units awarded under the directors’ plan, the cash value of shares or a combination thereof.

The number of units in each annual Performance RSU award is subject to adjustment as follows: (i) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 200 percent, based on Con Edison’s total shareholder return relative to a specified peer group during a specified performance period (the TSR portion); and (ii) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 120 percent for management employees and from 0 to 200 percent, based on determinations made in connection with the Companies’ annual incentive plans or, for certain executive officers, actual performance as compared to certain performance measures during a specified performance period (the non-TSR portion). Performance RSU awards generally vest upon completion of the performance period.

Performance against the established targets is recomputed each reporting period as of the earlier of the reporting date and the vesting date. The TSR portion applies a Monte Carlo simulation model, and the non-TSR portion is the product of the market price at the end of the period multiplied by the average non-TSR determination over the vesting period. Performance RSUs are “liability awards” because each Performance RSU represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, changes in the fair value of the Performance RSUs are reflected in net income. The following table illustrates the assumptions used to calculate the fair value of the awards:

	2014	2013	2012
Risk-free interest rate(a)	0.23% - 3.07%	0.13% - 5.17%	0.15% - 3.39%
Expected term(b)	3 years	3 years	3 years
Expected share price volatility(c)	13.14%	13.52%	15.27%

(a)	The risk-free rate is based on the U.S. Treasury zero-coupon yield curve on the date of grant.
(b)	The expected term of the Performance RSUs equals the vesting period. The Companies do not expect significant forfeitures to occur.
(c)	The expected volatility is calculated using daily closing stock prices over a period of three years, which approximates the expected term of the awards.

A summary of changes in the status of the Performance RSUs’ TSR and non-TSR portions during the year ended December 31, 2014 is as follows:

	Con Edison			CECONY
	Units	Weighted Average Grant Date Fair Value(a)		Units	Weighted Average Grant Date Fair Value(a)
		TSR Portion(b)	Non-TSR Portion(c)		TSR Portion(b)	Non-TSR Portion(c)
Non-vested at 12/31/13	1,121,598	$49.32	$55.31	897,052	$49.38	$55.42
Granted	428,310	25.34	53.65	342,001	25.86	53.71
Vested	(411,704)	43.84	50.05	(323,483)	43.93	50.08
Forfeited	(37,597)	40.90	55.97	(35,047)	40.84	55.95
Non-vested at 12/31/14	1,100,607	$42.33	$56.61	880,523	$42.58	$56.70

(a)	The TSR and non-TSR Portions each account for 50 percent of the awards’ value.
(b)	Fair value is determined using the Monte Carlo simulation described above. Weighted average grant date fair value does not reflect any accrual or payment of dividends prior to vesting.
(c)	Fair value is determined using the market price of one share of Con Edison common stock on the grant date. The market price has not been discounted to reflect that dividends do not accrue and are not payable on Performance RSUs until vesting.

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of December 31, 2014 is $25 million, including $19 million for CECONY and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY.

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

CON EDISON ANNUAL REPORT 2014	121

Notes to the Financial Statements — Continued

in net income. A summary of changes in the status of time-based awards during the year ended December 31, 2014 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at 12/31/13	66,580	$56.92	63,030	$56.93
Granted	22,990	53.65	21,790	53.65
Vested	(20,900)	50.74	(19,800)	50.75
Forfeited	(3,247)	58.06	(2,847)	58.27
Non-vested at 12/31/14	65,423	$57.65	62,173	$57.64

The total expense to be recognized by Con Edison in future periods for unvested time-based awards outstanding as of December 31, 2014 for Con Edison was $2 million, including $2 million for CECONY, and is expected to be recognized over a weighted average period of one year.

Under the LTIP, each non-employee director receives stock units, which are deferred until the director’s separation from service or another date specified by the director. Each director may also elect to defer all or a portion of their cash compensation into additional stock units, which are deferred until the director’s termination of service or another date specified by the director. Non-employee directors’ stock units issued under the LTIP are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the year ended December 31, 2014, approximately 37,972 units were issued at a weighted average grant date price of $55.51.

Stock Purchase Plan

The Stock Purchase Plan, which was approved by shareholders in 2004 and 2014, provides for the Companies to contribute up to $1 for each $9 invested by their directors, officers or employees to purchase Con Edison common stock under the plan. Eligible participants may invest up to $25,000 during any calendar year (subject to an additional limitation for officers and employees of not more than 20 percent of their pay). Dividends paid on shares held under the plan are reinvested in additional shares unless otherwise directed by the participant.

Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2014, 2013 and 2012, 708,276, 864,281 and 665,718 shares were purchased under the Stock Purchase Plan at a weighted average price of $56.23, $57.24 and $59.72 per share, respectively.

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

122	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2014 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Interest charges	Income taxes on operating income(a)	Total assets(b)	Construction expenditures
CECONY
Electric	$8,437	$16	$781	$1,712	$412	$425	$30,421	$1,500
Gas	1,721	6	132	314	89	88	6,530	549
Steam	628	84	78	113	36	49	2,686	83
Consolidation adjustments	-	(106)	-	-	-	-	-	-
Total CECONY	$10,786	$-	$991	$2,139	$537	$562	$39,637	$2,132
O&R
Electric	$680	$-	$46	$103	$24	$29	$2,042	$105
Gas	212	-	15	25	10	6	794	37
Other(b)	-	-	-	-	1	-	1	-
Total O&R	$892	$-	$61	$128	$35	$35	$2,837	$142
Competitive energy businesses	$1,244	$(10)	$19	$(60)	$(8)	$(8)	$1,026	$447
Other(c)	(3)	10	-	2	27	-	808	-
Total Con Edison	$12,919	$-	$1,071	$2,209	$591	$589	$44,308	$2,721
As of and for the Year Ended December 31, 2013 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Interest charges	Income taxes on operating income(a)	Total assets(b)	Construction expenditures
CECONY
Electric	$8,131	$16	$749	$1,595	$402	$380	$27,673	$1,471
Gas	1,616	5	130	362	83	112	6,008	536
Steam	683	82	67	103	36	39	2,577	128
Consolidation adjustments	-	(103)	-	-	-	-	-	-
Total CECONY	$10,430	$-	$946	$2,060	$521	$531	$36,258	$2,135
O&R
Electric	$628	$-	$41	$87	$25	$13	$1,898	$98
Gas	205	-	15	33	11	7	645	37
Other(b)	-	-	-	-	1	-	2	-
Total O&R	$833	$-	$56	$120	$37	$20	$2,545	$135
Competitive energy businesses	$1,096	$5	$23	$63	$135	$(41)	$1,314	$378
Other(c)	(5)	(5)	(1)	1	26	(6)	530	-
Total Con Edison	$12,354	$-	$1,024	$2,244	$719	$504	$40,647	$2,648
As of and for the Year Ended December 31, 2012 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Interest charges	Income taxes on operating income(a)	Total assets(b)	Construction expenditures
CECONY
Electric	$8,176	$15	$710	$1,693	$423	$393	$28,339	$1,375
Gas	1,415	5	120	346	82	99	5,925	426
Steam	596	77	64	54	40	22	2,621	108
Consolidation adjustments	-	(97)	-	-	-	-	-	-
Total CECONY	$10,187	$-	$894	$2,093	$545	$514	$36,885	$1,909
O&R
Electric	$592	$-	$38	$83	$19	$17	$1,960	$98
Gas	203	-	15	40	10	11	706	39
Other(b)	-	-	-	-	2	-	5	-
Total O&R	$795	$-	$53	$123	$31	$28	$2,671	$137
Competitive energy businesses	$1,213	$8	$8	$125	$1	$52	$1,061	$492
Other(c)	(7)	(8)	-	(2)	27	-	592	-
Total Con Edison	$12,188	$-	$955	$2,339	$604	$594	$41,209	$2,538

(a)	For Con Edison, income taxes on non-operating income were $(21), $(28) and $6 million in 2014, 2013 and 2012, respectively. For CECONY, income taxes on non-operating income were $(7), $(11) and $15 million in 2014, 2013 and 2012, respectively.
(b)	Includes amounts related to the RECO securitization.
(c)	Parent company and consolidation adjustments. Other does not represent a business segment.

CON EDISON ANNUAL REPORT 2014	123

Notes to the Financial Statements — Continued

Note O – Derivative Instruments and Hedging Activities

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. Derivatives are recognized on the balance sheet at fair value (See Note P), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at December 31, 2014 and 2013 were:

(Millions of Dollars)	2014				2013
Balance Sheet Location	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities)(a)		Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities)(a)
Con Edison
Fair value of derivative assets
Current	$111	$(67)	$44	(b)	$134	$(77)	$57	(b)
Non-current	34	(23)	11		32	(24)	8
Total fair value of derivative assets	$145	$(90)	$55		$166	$(101)	$65
Fair value of derivative liabilities
Current	$(242)	$139	$(103)		$(82)	$72	$(10)
Non-current	(66)	91	25		(31)	26	(5)
Total fair value of derivative liabilities	$(308)	$230	$(78)		$(113)	$98	$(15)
Net fair value derivative assets/(liabilities)	$(163)	$140	$(23	)(b)	$53	$(3)	$50	(b)
CECONY
Fair value of derivative assets
Current	$26	$(15)	$11	(b)	$27	$(19)	$8	(b)
Non-current	22	(20)	2		14	(13)	1
Total fair value of derivative assets	$48	$(35)	$13		$41	$(32)	$9
Fair value of derivative liabilities
Current	$(96)	$48	$(48)		$(32)	$21	$(11)
Non-current liabilities	(42)	32	(10)		(19)	16	(3)
Total fair value of derivative liabilities	$(138)	$80	$(58)		$(51)	$37	$(14)
Net fair value derivative assets/(liabilities)	$(90)	$45	$(45	)(b)	$(10)	$5	$(5	)(b)

(a)	Derivative instruments and collateral were set off on the consolidated balance sheet as applicable under the accounting rules. The Companies enter into master agreements for their commodity derivatives. These agreements typically provide setoff in the event of contract termination. In such case, generally the non-defaulting party’s payable will be set-off by the defaulting party’s payable. The non-defaulting party will customarily notify the defaulting party within a specific time period and come to an agreement on the early termination amount.
(b)	At December 31, 2014 and 2013, margin deposits for Con Edison ($27 million and $17 million, respectively) and CECONY ($25 million and $16 million, respectively) were classified as derivative assets in the balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

The Utilities generally recover their prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with rate provisions approved by the applicable state utility regulators. See “Recoverable Energy Costs” in Note A. In accordance with the accounting rules for regulated operations, the Utilities record a regulatory asset or liability to defer recognition of unrealized gains and losses on their electric and gas derivatives. As gains and losses are realized in future periods, they will be recognized as purchased power, gas and fuel costs in the Companies’ consolidated income statements. Con Edison’s competitive energy businesses record realized and unrealized gains and losses on their derivative contracts in purchased power, gas purchased for resale and non-utility revenue in the reporting period in which they occur. Management believes that these derivative instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

124	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the years ended December 31, 2014 and 2013:

		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2014		2013		2014	2013
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(10)		$14		$(7)	$11
Long-term	Deferred derivative gains	1		-		1	-
Total deferred gains/(losses)		$(9)		$14		$(6)	$11
Current	Deferred derivative losses	$(75)		$47		$(70)	$38
Current	Recoverable energy costs	36		(39)		26	(37)
Long-term	Deferred derivative losses	(17)		27		(17)	13
Total deferred gains/(losses)		$(56)		$35		$(61)	$14
Net deferred gains/(losses)		$(65)		$49		$(67)	$25
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(37	)(a)	$90	(a)	$-	$-
	Gas purchased for resale	(115)		(27)		-	-
	Non-utility revenue	29	(a)	9	(a)	-	-
Total pre-tax gain/(loss) recognized in income		$(123)		$72		$-	$-

(a)	Con Edison recorded unrealized gains and losses in non-utility operating revenue ($4 million gain and an immaterial gain) and purchased power expense ($132 million loss and $74 million gain) for the years ended December 31, 2014 and 2013, respectively.

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at December 31, 2014:

	Electric Energy (MWHs)(a)(b)	Capacity (MWs)(a)	Natural Gas (Dt)(a)(b)
Con Edison	17,792,555	7,706	66,793,011
CECONY	5,543,250	2,100	62,065,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.
(b)	Excludes electric congestion and gas basis swap contracts which are associated with electric and gas contracts and hedged volumes.

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

At December 31, 2014, Con Edison and CECONY had $148 million and $25 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $79 million with commodity exchange brokers, $45 million with independent system operators, $20 million with investment-grade counterparties and $4 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure was with commodity exchange brokers.

The collateral requirements associated with, and settlement of, derivative transactions are included in net cash flows from operating activities in the Companies’ consolidated statement of cash flows. Most derivative instrument contracts contain provisions that may require a party to provide collateral on its derivative instruments that are in a net liability position. The amount of collateral to be provided will depend on the fair value of the derivative instruments and the party’s credit ratings.

CON EDISON ANNUAL REPORT 2014	125

Notes to the Financial Statements — Continued

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at December 31, 2014:

(Millions of Dollars)	Con Edison(a)		CECONY(a)
Aggregate fair value – net liabilities	$78		$58
Collateral posted	$1		$-
Additional collateral(b) (downgrade one level from current ratings)	$6		$2
Additional collateral(b) (downgrade to below investment grade from current ratings)	$105	(c)	$63	(c)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at December 31, 2014, would have amounted to an estimated $16 million for Con Edison, including $3 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(c)	Derivative instruments that are net assets have been excluded from the table. At December 31, 2014, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $15 million.

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

The accounting rules for fair value measurements and disclosures established a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The rules require that assets and liabilities be classified in their entirety based on the level of input that is significant to the fair value measurement. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and their placement within the fair value hierarchy. The Companies classify fair value balances based on the fair value hierarchy defined by the accounting rules for fair value measurements and disclosures as follows:

•	Level 1 – Consists of assets or liabilities whose value is based on unadjusted quoted prices in active markets at the measurement date. An active market is one in which transactions for assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis. This category includes contracts traded on active exchange markets valued using unadjusted prices quoted directly from the exchange.

•	Level 2 – Consists of assets or liabilities valued using industry standard models and based on prices, other than quoted prices within Level 1, that are either directly or indirectly observable as of the measurement date. The industry standard models consider observable assumptions including time value, volatility factors, and current market and contractual prices for the underlying commodities, in addition to other economic measures. This category includes contracts traded on active exchanges or in over-the-counter markets priced with industry standard models.

•	Level 3 – Consists of assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost benefit constraints. This category includes contracts priced using models that are internally developed and contracts placed in illiquid markets. It also includes contracts that expire after the period of time for which quoted prices are available and internal models are used to determine a significant portion of the value.

126	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

Assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013 are summarized below.

	2014					2013
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment(e)	Total	Level 1	Level 2	Level 3	Netting Adjustment(e)	Total
Con Edison
Derivative assets:
Commodity(a)(b)(c)	$3	$78	$28	$(27)	$82	$3	$130	$11	$(62)	$82
Other(a)(b)(d)	163	116	-	-	279	141	113	-	-	254
Total assets	$166	$194	$28	$(27)	$361	$144	$243	$11	$(62)	$336
Derivative liabilities:
Commodity(a)(b)(c)	$18	$246	$8	$(194)	$78	$5	$84	$2	$(76)	$15
Interest rate contract(a)(b)	-	-	-	-	-	-	2	-	-	2
Total liabilities	$18	$246	$8	$(194)	$78	$5	$86	$2	$(76)	$17
CECONY
Derivative assets
Commodity(a)(b)(c)	$1	$3	$13	$21	$38	$3	$13	$6	$3	$25
Other(a)(b)(d)	155	106	-	-	261	134	103	-	-	237
Total assets	$156	$109	$13	$21	$299	$137	$116	$6	$3	$262
Derivative liabilities:
Commodity(a)(b)(c)	$16	$91	$-	$(49)	$58	$5	$27	$-	$(18)	$14
Total Liabilities	$16	$91	$-	$(49)	$58	$5	$27	$-	$(18)	$14

(a)	The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. There were no transfers between levels 1, 2 and 3 for the years ended December 31, 2014 and 2013.
(b)	Level 2 assets and liabilities include investments held in the deferred compensation plan and/or non-qualified retirement plans, interest rate swap, exchange-traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1, and certain over-the-counter derivative instruments for electricity and natural gas. Derivative instruments classified as Level 2 are valued using industry standard models that incorporate corroborated observable inputs; such as pricing services or prices from similar instruments that trade in liquid markets, time value and volatility factors.
(c)	The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2014 and 2013, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
(d)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(e)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

The employees in the Companies’ risk management group develop and maintain the Companies’ valuation policies and procedures for, and verify pricing and fair value valuation of, commodity derivatives. Under the Companies’ policies and procedures, multiple

CON EDISON ANNUAL REPORT 2014	127

Notes to the Financial Statements — Continued

independent sources of information are obtained for forward price curves used to value commodity derivatives. Fair value and changes in fair value of commodity derivatives are reported on a monthly basis to the Companies’ risk committees, comprised of officers and employees of the Companies that oversee energy hedging at the Utilities and the competitive energy businesses. The risk management group reports to the Companies’ Vice President and Treasurer.

	Fair Value of Level 3 at December 31, 2014 (Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison – Commodity
Electricity	$1	Discounted Cash Flow Discounted Cash Flow	Forward energy prices(a) Forward capacity prices(a)	$22.59 - $119.75 per MWH $1.00 - $8.80 per kW - month
Natural Gas	2	Discounted Cash Flow	Forward gas prices(a)	$(1.64) - $5.00 per Dt
Transmission Congestion Contracts / Financial Transmission Rights	17	Discounted Cash Flow

Discount to adjust auction prices for inter-zonal forward price curves(b)

Discount to adjust auction prices for historical monthly realized settlements(b)

Inter-zonal forward price curves adjusted for historical zonal losses(b)

				9.6% - 57.9% 32.3% - 56.1% $(2.66) - $16.49
Total Con Edison—Commodity	$20
CECONY – Commodity
Transmission Congestion Contracts	$13	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves(b) Discount to adjust auction prices for historical monthly realized settlements(b)	9.6% - 57.9% 32.3% - 56.1%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2014 and 2013 and classified as Level 3 in the fair value hierarchy:

	Con Edison		CECONY
(Millions of Dollars)	2014	2013	2014	2013
Beginning Balance as of January 1,	$9	$(5)	$6	$10
Included in Earnings	30	7	2	7
Included in Regulatory Assets and Liabilities	7	18	7	(1)
Purchases	22	17	16	13
Settlements	(48)	(28)	(18)	(23)
Ending Balance as of December 31,	$20	$9	$13	$6

For the Utilities, realized gains and losses on Level 3 commodity derivative assets and liabilities are reported as part of purchased power, gas and fuel costs. The Utilities generally recover these costs in accordance with rate provisions approved by the applicable state public utilities regulators. See Note A. Unrealized gains and losses for commodity derivatives are generally deferred on the consolidated balance sheet in accordance with the accounting rules for regulated operations.

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial and $2 million loss) and purchased power costs ($27 million gain and $5 million gain) on the consolidated income statement for the years ended December 31, 2014 and 2013, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at December 31, 2014 and 2013 is included in non-utility revenues (immaterial and $2 million loss) and purchased power costs ($2 million gain and $3 million gain) on the consolidated income statement for the years ended December 31, 2014 and 2013, respectively.

Note Q – Variable Interest Entities

The accounting rules for consolidation address the consolidation of a variable interest entity (VIE) by a business enterprise that is the primary beneficiary. A VIE is an entity that does not have a

128	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

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

CECONY

CECONY has a variable interest in a non-consolidated VIE, Astoria Energy, LLC (Astoria Energy), with which CECONY has entered into a long-term electricity purchase agreement. CECONY is not the primary beneficiary of this VIE since CECONY does not have the power to direct activities that CECONY believes most significantly impact the economic performance of Astoria Energy. In particular, CECONY has not invested in, or guaranteed the indebtedness of, Astoria Energy and CECONY does not operate or maintain Astoria Energy’s generating facilities. CECONY also has long-term electricity purchase agreements with the following three potential VIEs: Cogen Technologies Linden Venture, LP, Brooklyn Navy Yard Cogeneration Partners, LP and Indeck Energy Services of Corinth, Inc. In 2014, requests were made of these three counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. See Note I for information on these electricity purchase agreements, the payments pursuant to which constitute CECONY’s maximum exposure to loss with respect to the potential VIEs.

Con Edison Development

Con Edison has a variable interest in Copper Mountain Solar 3 Holdings, LLC (Copper Mountain Solar 3), which is a non-consolidated entity in which Con Edison Development purchased a 50 percent membership interest in 2014. Copper Mountain Solar 3 owns a project company that is developing a 250 MW (AC) solar electric production project in Nevada. Electricity generated by the project is to be sold to the Southern California Public Power Authority pursuant to a long-term power purchase agreement. In addition, Con Edison and Con Edison Development have issued certain guarantees to third parties in connection with Copper Mountain Solar 3. See “Guarantees” in Note H.

Con Edison has a variable interest in CED California Holdings Financing I, LLC (California Solar), which is no longer a consolidated entity. Con Edison Development sold 50 percent of its membership interest in California Solar which was previously a wholly-owned subsidiary in 2014. California Solar owns project companies that operate 110 MW (AC) of solar electric production projects in California. Electricity generated by the projects is sold to Pacific Gas and Electric Company pursuant to long-term power purchase agreements. Subsequent to the sale, Con Edison Development’s remaining 50 percent interest in California Solar is accounted for under the equity method.

As a result of the sale, Con Edison Development received net proceeds of $108 million and recognized a pre-tax gain on the sale of $45 million ($26 million, net of tax). The following table summarizes the sale and resultant deconsolidation on the transaction date:

(Millions of Dollars)
Proceeds from sale, net of transaction costs of $1	$108
Non-utility property, less accumulated depreciation	(341)
Other assets, including working capital	(31)
Long-term debt, including current portion	217
Other liabilities	9
Gain on sale of solar electric production projects	(45)
Equity method investment upon deconsolidation	$(83)

Con Edison has a variable interest in OCI Solar San Antonio 4 LLC (Texas Solar 4), which is a consolidated entity in which Con Edison Development purchased an 80 percent membership interest in 2014 for $49 million. Texas Solar 4 owns a project company that developed a 40 MW (AC) solar electric production project in Texas. Electricity generated by the project is sold to the City of San Antonio pursuant to a long-term power purchase agreement. At December 31, 2014, Con Edison’s consolidated balance sheet includes $58 million in net assets (as detailed in the table below) and the non-controlling interest of the third party of $9 million related to Texas Solar 4. Earnings for the twelve months ended December 31, 2014 were immaterial.

(Millions of Dollars)
Restricted cash	$13
Non-utility property, less accumulated depreciation	108
Other assets	14
Total assets(a)	$135
Long-term debt due within one year	$66
Other liabilities	11
Total liabilities(b)	$77

(a)	The assets of Texas Solar 4 represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.
(b)	The liabilities of Texas Solar 4 represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.

CON EDISON ANNUAL REPORT 2014	129

Notes to the Financial Statements — Continued

Con Edison has a variable interest in Broken Bow II Wind Holdings, LLC (Broken Bow II), which is a non-consolidated entity in which Con Edison Development purchased a 50 percent membership interest in 2014. Broken Bow II owns a project company that developed a 75 MW (AC) wind electric production project in Nebraska. Electricity generated by the project is sold to Nebraska Public Power District pursuant to a long-term power purchase agreement.

The following table summarizes the VIEs in which Con Edison Development has entered into as of December 31, 2014:

Project Name(a)	Generating Capacity Owned	Power Purchase Agreement Term in Years		Year of Initial Investment	Location	Maximum Exposure to Loss (In Millions)(c)
Pilesgrove	9	n/a	(b)	2010	New Jersey	$26
Mesquite Solar 1	83	20		2013	Arizona	111
Copper Mountain Solar 2	75	25		2013	Nevada	80
Copper Mountain Solar 3	128	20		2014	Nevada	175
California Solar	55	25		2012	California	81
Texas Solar 4	32	25		2014	Texas	58
Broken Bow II	37	25		2014	Nebraska	57

(a)	With the exception of Texas Solar 4, Con Edison’s ownership interest is 50 percent and these projects are accounted for using the equity method of accounting. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the entities are shared equally between Con Edison Development and third parties. Con Edison’s ownership interest in Texas Solar 4 is 80 percent and is consolidated in the financial statements. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 is held by Con Edison Development.
(b)	Pilesgrove has 3-5 year Solar Renewable Energy Credit (SREC) hedges in place.
(c)	For investments accounted for under the equity method, maximum exposure is equal to the carrying value of the investment on the balance sheet. For consolidated investments, maximum exposure is equal to the net assets of the investment on the balance sheet. Con Edison did not provide any financial or other support during the year that was not previously contractually required.

Note R – Asset Retirement Obligations

The Companies recognize a liability at fair value for legal obligations associated with the retirement of long-lived assets in the period in which they are incurred, or when sufficient information becomes available to reasonably estimate the fair value of such legal obligations. When the liability is initially recorded, asset retirement costs are capitalized by increasing the carrying amount of the related asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. The fair value of the asset retirement obligation liability is measured using expected future cash flows discounted at credit-adjusted risk-free rates, historical information, and where available, quoted prices from outside contractors. The Companies evaluate these assumptions underlying the asset retirement obligation liability on an annual basis or as frequently as needed.

The Companies recorded asset retirement obligations associated with the removal of asbestos and asbestos-containing material in their buildings (other than the structures enclosing generating stations and substations), electric equipment and steam and gas distribution systems. The Companies also recorded asset retirement obligations relating to gas pipelines abandoned in place.

The Companies did not record an asset retirement obligation for the removal of asbestos associated with the structures enclosing generating stations and substations. For these building structures, the Companies were unable to reasonably estimate their asset retirement obligations because the Companies were unable to estimate the undiscounted retirement costs or the retirement dates and settlement dates. The amount of the undiscounted retirement costs could vary considerably depending on the disposition method for the building structures, and the method has not been determined. The Companies anticipate continuing to use these building structures in their businesses for an indefinite period, and so the retirement dates and settlement dates are not determinable.

Con Edison recorded asset retirement obligations for the removal of its competitive energy businesses’ solar and wind equipment related to projects located on property that is not owned by them and the term of the arrangement is finite including any renewal options. Con Edison did not record asset retirement obligations for its competitive energy businesses’ projects that are located on property that is owned by them because they expect that the equipment will continue to generate electricity at these facilities long past the manufacturer’s warranty at minimal operating expense. Therefore Con Edison was unable to reasonably estimate the retirement date of this equipment. The Utilities include in depreciation rates the estimated removal costs, less salvage, for utility plant assets. The amounts related to removal costs that are associated with asset retirement obligations are

130	CON EDISON ANNUAL REPORT 2014

Notes to the Financial Statements — Continued

classified as an asset retirement liability. Pursuant to accounting rules for regulated operations, future removal costs that do not represent legal asset retirement obligations are recorded as regulatory liabilities. Accretion and depreciation expenses related to removal costs that represent legal asset retirement obligations are applied against the Companies’ regulatory liabilities. Asset retirement costs that are recoverable from customers are recorded as regulatory liabilities to reflect the timing difference between costs recovered through the rate-making process and recognition of costs.

At December 31, 2014, the liabilities for asset retirement obligations of Con Edison and CECONY were $188 million and $185 million, respectively, as compared to $143 million for both Con Edison and CECONY at December 31, 2013. The increase in liabilities at December 31, 2014 was due to changes in estimated cash flows of $60 million and $57 million for Con Edison and CECONY, respectively, and accretion expense of $6 million for both Con Edison and CECONY. The increases were offset in part by liabilities settled of $21 million for both Con Edison and CECONY. Con Edison and CECONY also recorded reductions of $16 million and $17 million during the years ended December 31, 2014 and 2013, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense.

Note S – Related Party Transactions

The Utilities and Con Edison’s competitive businesses provide administrative and other services to each other pursuant to cost allocation procedures approved by the NYSPSC. The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2014, 2013 and 2012 were as follows:

	CECONY
(Millions of Dollars)	2014	2013	2012
Cost of services provided	$90	$84	$83
Cost of services received	$57	$52	$49

In addition, CECONY and O&R have joint gas supply arrangements, in connection with which CECONY sold to O&R $80 million, $72 million and $54 million of natural gas for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are net of the effect of related hedging transactions.

FERC has authorized CECONY through 2015 to lend funds to O&R from time to time, for periods of not more than 12 months, in amounts not to exceed $250 million outstanding at any time, at prevailing market rates. There were no outstanding loans to O&R at December 31, 2014 and 2013.

Note T – New Financial Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued amendments on reporting discontinued operations through Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments revise the definition of a discontinued operation as a disposal of a component of an entity or a group of components of an entity, or a business or nonprofit activity that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The amendments also require additional disclosures for discontinued operations and individually significant disposals that do not qualify for discontinued operations presentation in the financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning on or after December 15, 2014. The application of this guidance does not have a material impact on the Companies’ financial position, results of operations and liquidity.

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued a revenue recognition standard that will supersede the revenue recognition requirements within Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition,” and most industry-specific guidance under the Codification through ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The purpose of the new guidance is to create a consistent framework for revenue recognition. The guidance clarifies how to measure and recognize revenue arising from customer contracts to depict the transfer of goods or services in an amount that reflects the consideration the entity expects to receive. The new guidance must be adopted using either a full retrospective approach or a modified retrospective approach. For public entities reporting under GAAP, the new guidance is effective for periods beginning after December 15, 2016. The Companies are in the process of evaluating the application and impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” The amendments clarify the accounting treatment regarding performance targets. Under the new guidance, a performance target that affects vesting and that could be achieved after the requisite service period is required to be treated as a performance condition and should

CON EDISON ANNUAL REPORT 2014	131

Notes to the Financial Statements — Continued

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

In August 2014, the FASB issued amendments on reporting about an entity’s ability to continue as a going concern in ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205 - 40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments provide guidance about management’s responsibility to evaluate whether there is substantial doubt surrounding an entity’s ability to continue as a going concern. If management concludes that substantial doubt exists, the amendments also require additional disclosures relating to management’s evaluation and conclusion. The amendments are effective for the annual reporting period ending after December 15, 2016 and interim periods thereafter. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In November 2014, the FASB issued amendments on pushdown accounting for subsidiaries and acquired entities in ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments provide guidance as to whether and at what threshold an acquired entity can apply pushdown accounting in its separate financial statements. The amendments are effective as of the date of issuance. The application of this guidance does not have a material impact on the Companies’ financial position, results of operations and liquidity.

132	CON EDISON ANNUAL REPORT 2014

Schedule I

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Statement of Income and Comprehensive Income

(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts)	2014	2013	2012
Equity in earnings of subsidiaries	$1,101	$1,062	$1,154
Other income (deductions), net of taxes	19	29	12
Interest expense	(28)	(29)	(28)
Net Income for Common Stock	$1,092	$1,062	$1,138
Comprehensive Income for Common Stock	$1,072	$1,090	$1,143
Net Income Per Common Share – Basic	$3.73	$3.62	$3.88
Net Income Per Common Share – Diluted	$3.71	$3.61	$3.86
Dividends Declared Per Share Of Common Stock	$2.52	$2.46	$2.42
Average Number Of Shares Outstanding—Basic (In Millions)	292.9	292.9	292.9
Average Number Of Shares Outstanding—Diluted (In Millions)	294.0	294.4	294.5

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT 2014	133

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Statement of Cash Flows

(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	2012
Net Income	$1,092	$1,062	$1,138
Equity in earnings of subsidiaries	(1,101)	(1,062)	(1,154)
Dividends received from:
CECONY	712	728	682
O&R	40	38	34
Competitive energy businesses	8	12	11
Change in Assets:
Special deposits	314	(264)	–
Income taxes receivable	(224)	–	–
Other – net	(199)	166	(208)
Net Cash Flows from Operating Activities	642	680	503
Investing Activities
Contributions to subsidiaries	(1)	–	(100)
Net Cash Flows Used in Investing Activities	(1)	–	(100)
Financing Activities
Net proceeds of short-term debt	101	58	115
Retirement of long-term debt	(2)	(1)	(1)
Issuance of common shares for stock plans, net of repurchases	(10)	(8)	(9)
Common stock dividends	(739)	(721)	(709)
Net Cash Flows Used in Financing Activities	(650)	(672)	(604)
Net Change for the Period	(9)	8	(201)
Balance at Beginning of Period	12	4	205
Balance at End of Period	$3	$12	$4

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

134	CON EDISON ANNUAL REPORT 2014

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Balance Sheet

(Parent Company Only)

	At December 31,
(Millions of Dollars)	2014	2013
Assets Current Assets
Cash and temporary cash investments	$3	$12
Special deposits	1	315
Accounts receivable – other	–	185
Income taxes receivable	224	–
Accounts receivable from affiliated companies	381	950
Prepayments	5	2
Other current assets	4	–
Total Current Assets	618	1,464
Investments in subsidiaries	12,277	11,954
Goodwill	406	406
Deferred income tax	18	14
Other noncurrent assets	11	4
Total Assets	$13,330	$13,842
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$2	$2
Notes payable	274	173
Accounts payable to affiliated companies	147	148
Accrued taxes	13	426
Other current liabilities	10	538
Total Current Liabilities	446	1,287
Total Liabilities	446	1,287
Long-term debt	308	310
Shareholders’ Equity
Common stock, including additional paid-in capital	5,023	5,027
Retained earnings	7,553	7,218
Total Shareholders’ Equity	12,576	12,245
Total Liabilities and Shareholders’ Equity	$13,330	$13,842

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT 2014	135

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2014, 2013 and 2012

				COLUMN C Additions
Company (Millions of Dollars)	COLUMN A Description		COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions(b)	COLUMN E Balance At End of Period

Con Edison	Allowance for uncollectible accounts(a):
		2014	$103	$98	$-	$95	$106
		2013	$105	$86	-	$88	$103
		2012	$97	$96	-	$88	$105
CECONY	Allowance for uncollectible accounts(a):
		2014	$95	$91	$-	$88	$98
		2013	$96	$82	-	$83	$95
		2012	$88	$90	-	$82	$96

(a)	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable-customers) to which they apply.
(b)	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

136	CON EDISON ANNUAL REPORT 2014

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Con Edison

None.

CECONY

None.

CON EDISON ANNUAL REPORT 2014	137

Part III

Item 10:	Directors, Executive Officers and Corporate Governance

Item 11:	Executive Compensation

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Item 14:	Principal Accounting Fees and Services

Con Edison

Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201(d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 18, 2015. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2014, the close of the fiscal year covered by this report.

138	CON EDISON ANNUAL REPORT 2014

The information required pursuant to Item 201(d) of Regulation S-K as at December 31, 2014 is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)		(2)	(3)
Equity compensation plans approved by security holders
2003 LTIP(a)	1,435,621		$42.986	-
2013 LTIP(b)	500,889		-	4,499,109
Stock Purchase Plan(c)	-		-	9,458,106
Total equity compensation plans approved by security holders	1,936,510		-	13,957,215
Total equity compensation plans not approved by security holders	4,500	(d)	-	-
Total	1,941,010		-	13,957,215

(a)	The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2003 (the “2003 LTIP”) include: (A) outstanding awards made in 2012 and 2013 (689,405 shares for performance restricted stock units and 42,783 shares for time-based restricted stock units); (B) 312,878 shares for stock unit awards made prior to 2012 that have vested and for which the receipt of shares was deferred; (C) 160,705 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant) and (D) 229,850 stock options. Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The weighted-average exercise price shown is for stock options; other outstanding awards had no exercise price. No new awards may be made under the 2003 LTIP.
(b)	The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2013 (the “2013 LTIP”) include: (A) outstanding awards made in 2014 (411,201 shares for performance restricted stock units and 22,640 shares for time-based restricted stock units); (B) 67,048 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price. No new awards may be made under the 2013 LTIP after May 20, 2023.
(c)	Shares of Con Edison common stock may be issued under the Stock Purchase plan until May 19, 2024 (which is 10 years after the date of the annual meeting at which Con Edison’s shareholders approved the plan).
(d)	This amount represents shares to be issued to an officer who had elected to defer receipt of these shares until separation from service or later. These shares are issuable pursuant to awards of restricted stock units made in 2000, which vested in 2004.

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

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2014 and 2013 are as follows:

	2014	2013
Audit fees	$3,329,689	$3,398,277
Audit-related fees(a)	281,748	461,960
Tax fees	-	-
All other fees	-	-
Total fees	$3,611,437	$3,860,237

(a)	Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of CECONY’s financial statements that are not specifically deemed “Audit Services.” The major items included in Audit-Related Fees in 2014 and in 2013 are fees for a compliance audit of certain grants received by the Company from the U.S. Department of Energy.

Con Edison’s Audit Committee or, as delegated by the Audit Committee, the Chair of the Committee, approves in advance each auditing service and non-audit service permitted by applicable laws and regulations, including tax services, to be provided to CECONY by its independent accountants.

CON EDISON ANNUAL REPORT 2014	139

Part IV

Item 15:	Exhibits and Financial Statement Schedules

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

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Con Edison). (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 3.1)

3.1.2	By-laws of Con Edison, effective as of February 19, 2009. (Designated in Con Edison’s Current Report on Form 8-K, dated February 19, 2009 (File No. 1-14514) as Exhibit 3.1)

4.1.1	Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1)

4.1.2	Note Assumption and Exchange Agreement, dated as of June 20, 2008, between Con Edison and the institutional investors listed in Schedule I thereto. (Designated in Con Edison’s Current Report on Form 8-K, dated June 20, 2008 (File No. 1-14514) as Exhibit 4)

10.1.1.1	Credit Agreement, dated as of October 27, 2011, among CECONY, Con Edison, O&R, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated October 27, 2011 (File No. 1-14514) as Exhibit 10)

10.1.1.2	Extension Agreement, effective August 29, 2013, among CECONY, Con Edison, O&R, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K, dated August 29, 2013 (File No. 1-14514) as Exhibit 10)

10.1.1.3	Extension Agreement, effective October 23, 2013, among CECONY, Con Edison, O&R, the lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 1-14514) as Exhibit 10.1.4)

10.1.2.1	Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended, effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.3)

10.1.2.2	Amendment #1, dated December 19, 2012, to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.4.2)

10.1.3	The Consolidated Edison, Inc. Stock Purchase Plan, as amended and restated as of May 19, 2014. (Designated in Con Edison’s Current Report on Form 8-K dated May 19, 2014 (File No. 1-14514) as Exhibit 10)

10.1.4	The Consolidated Edison Retirement Plan

10.1.5	The Consolidated Edison Thrift Plan

140	CON EDISON ANNUAL REPORT 2014

10.1.6.1	Consolidated Edison, Inc. Long Term Incentive Plan (2003), as amended and restated effective as of December 26, 2012. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.8.10)

10.1.6.2	Form of Restricted Stock Unit Award under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.7.2)

10.1.6.3	Form of Restricted Stock Unit Award for Officers under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the year quarterly period ended March 31, 2011 (File No. 1-14514) as Exhibit 10.1)

10.1.6.4	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3)

10.1.6.5	Amendment Number 1, effective July 1, 2010, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 as Exhibit 10.1)

10.1.6.6	Amendment Number 2, effective January 1, 2011, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-14514) as Exhibit 10.1.7.5)

10.1.7.1	Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated May 20, 2013 (File No. 1-14514) as Exhibit 10)

10.1.7.2	Form of Performance Unit Award for Officers under the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 1-14514) as Exhibit 10.1.2)

10.1.7.3	Form of Performance Unit Award for Certain Specified Officers under the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (File No. 1-14514) as Exhibit 10.1)

10.1.8	Description of Directors’ Compensation, effective as of December 31, 2013. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-14514) as Exhibit 10.1.10.3)

10.1.9	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

10.1.10	Employment offer letter, dated November 21, 2013 to John McAvoy. (Designated in Con Edison’s Current Report on Form 8-K, dated November 21, 2013 (File No. 1-14514) as Exhibit 10)

12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the years 2010 – 2014

18.1	Letter Re Con Edison Change in Accounting Principle

21.1	Subsidiaries of Con Edison. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 21.1)

23.1	Consent of PricewaterhouseCoopers LLP

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1.1	Section 1350 Certifications – Chief Executive Officer

32.1.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CON EDISON ANNUAL REPORT 2014	141

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

CECONY

3.2.1.1	Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of CECONY for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a))

3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Date Filed With Department of State	Form	Date	Exhibit
5/16/88	10-K	12/31/89	3	(b)
6/2/89	10-K	12/31/89	3	(c)
4/28/92	8-K	4/24/92	4	(d)
8/21/92	8-K	8/20/92	4	(e)
2/18/98	10-K	12/31/97	3.1.2.3

3.2.2	By-laws of CECONY, effective July 17, 2014. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 1-1217) as Exhibit 3.2)

4.2.1	Participation Agreement, dated as of July 1, 1999, between New York State Energy Research and Development Authority (NYSERDA) and CECONY. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.1)

4.2.2	Participation Agreement, dated as of November 1, 2010, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.2)

4.2.3	Participation Agreement, dated as of November 1, 2001, between NYSERDA and CECONY. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.1)

4.2.4	Participation Agreement, dated as of January 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.6)

4.2.5	Participation Agreement, dated as of January 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.7)

4.2.6	Participation Agreement, dated as of November 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.1)

4.2.7	Participation Agreement, dated as of May 1, 2005, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.1)

4.2.8.1	Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2)

4.2.8.2	Supplemental Indenture of Trust, dated as of July 1, 2001, to Indenture of Trust, dated July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.2)

4.2.9.1	Trust Indenture, dated as of November 1, 2010 between NYSERDA and The Bank of New York Mellon, as trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.9)

142	CON EDISON ANNUAL REPORT 2014

4.2.9.2	First Supplemental Indenture dated November 2, 2012 to the Trust Indenture dated as of November 1, 2010. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-1217) as Exhibit 4.2.9.2)

4.2.10	Indenture of Trust, dated as of November 1, 2001, between NYSERDA and The Bank of New York, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.2)

4.2.11	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.12)

4.2.12	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.13)

4.2.13	Indenture of Trust, dated as of November 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.2)

4.2.14.1	Indenture of Trust, dated as of May 1, 2005, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.2)

4.2.14.2	Supplemental Indenture of Trust, dated as of June 30, 2010, to Indenture of Trust, dated May 1, 2005 between NYSERDA and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.14.2)

4.2.15.1	Indenture, dated as of December 1, 1990, between CECONY and The Chase Manhattan Bank (National Association), as Trustee (the “Debenture Indenture”). (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h))

4.2.15.2	First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between CECONY and The Chase Manhattan Bank (National Association), as Trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13)

4.2.15.3	Second Supplemental Indenture (to the Debenture Indenture), dated as of June 23, 2005, between CECONY and JPMorgan Chase Bank, N.A. (successor to The Chase Manhattan Bank (National Association)), as Trustee. (Designated in CECONY’s Current Report on Form 8-K, dated November 16, 2005 (File No. 1-1217) as Exhibit 4.1)

CON EDISON ANNUAL REPORT 2014	143

4.2.16	The following forms of CECONY’s Debentures:

		Securities Exchange Act File No. 1-1217
Debenture		Form	Date	Exhibit
5.875%	Series 2003 A	8-K	4/7/03	4
5.10%	Series 2003 C	8-K	6/12/03	4.2
4.70%	Series 2004 A	8-K	2/11/04	4.1
5.70%	Series 2004 B	8-K	2/11/04	4.2
5.30%	Series 2005 A	8-K	3/7/05	4
5.250%	Series 2005 B	8-K	6/20/05	4
5.375%	Series 2005 C	8-K	11/16/05	4.2
5.85%	Series 2006 A	8-K	3/9/06	4
6.20%	Series 2006 B	8-K	6/15/06	4
5.50%	Series 2006 C	8-K	9/25/06	4
5.30%	Series 2006 D	8-K	12/1/06	4.1
5.70%	Series 2006 E	8-K	12/1/06	4.2
6.30%	Series 2007 A	8-K	8/28/07	4
5.85%	Series 2008 A	8-K	4/4/08	4.1
6.75%	Series 2008 B	8-K	4/4/08	4.2
7.125%	Series 2008 C	8-K	12/4/08	4
5.55%	Series 2009 A	8-K	3/25/09	4.1
6.65%	Series 2009 B	8-K	3/25/09	4.2
5.50%	Series 2009 C	8-K	12/4/09	4
4.45%	Series 2010 A	8-K	6/7/10	4.1
5.70%	Series 2010 B	8-K	6/7/10	4.2
4.20%	Series 2012 A	8-K	3/13/12	4
3.95%	Series 2013 A	8-K	2/25/13	4
4.45%	Series 2014 A	8-K	3/3/14	4
3.30%	Series 2014 B	8-K	11/19/14	4.1
4.625%	Series 2014 C	8-K	11/19/14	4.2

10.2.1	Amended and Restated Agreement and Settlement, dated September 19, 1997, between CECONY and the Staff of the New York State Public Service Commission (without Appendices). (Designated in CECONY’s Current Report on Form 8-K, dated September 23, 1997 (File No. 1-1217) as Exhibit 10)

10.2.2	Settlement Agreement, dated October 2, 2000, by and among CECONY, the Staff of the New York State Public Service Commission and certain other parties. (Designated in CECONY’s Current Report on Form 8-K, dated September 22, 2000 (File No. 1-1217) as Exhibit 10)

10.2.3.1	Planning and Supply Agreement, dated March 10, 1989, between CECONY and the Power Authority of the State of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg))

10.2.3.2	Delivery Service Agreement, dated March 10, 1989, between CECONY and the Power Authority of the State of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh))

10.2.4	Agreement and Plan of Exchange, entered into on October 28, 1997, between Con Edison and CECONY. (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 2)

10.2.5	The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.5)

10.2.6	Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2009. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-1217) as Exhibit 10.2.6)

144	CON EDISON ANNUAL REPORT 2014

10.2.7.1	Deferred Compensation Plan for the Benefit of Trustees of CECONY, as amended effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.7)

10.2.7.2	Amendment #1, dated December 26, 2012, to the Deferred Compensation Plan for the Benefit of Trustees of CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-1217) as Exhibit 10.2.7.2)

10.2.8	Supplemental Medical Plan for the Benefit of CECONY’s officers. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa))

10.2.9	The CECONY Severance Pay Plan for Management Employees, effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.9)

10.2.10.1	The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.10)

10.2.10.2	Amendment, executed December 19, 2013, to The Consolidated Edison Company of New York, Inc. Deferred Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-1217) as Exhibit 10.2.10.2)

10.2.11.1	The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, effective as of January 1, 2005, as amended effective as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.11)

10.2.11.2	Amendment, dated October 21, 2009, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-1217) as Exhibit 10.2.1)

10.2.11.3	Amendment Number 2, dated December 17, 2010, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 10.2.11.3)

10.2.11.4	Amendment Number 3, dated December 21, 2011, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-1217) as Exhibit 10.2.11.4)

10.2.11.5	Amendment Number 4 to the 2005 Executive Incentive Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 1-1217) as Exhibit 10.2)

10.2.11.6	Amendment Number 5 to the 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-1217) as Exhibit 10.2.11.6)

10.2.12.1	Trust Agreement, dated as of March 31, 1999, between CECONY and Mellon Bank, N.A., as Trustee.(Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.1)

10.2.12.2	Amendment Number 1 to the CECONY Rabbi Trust, executed October 24, 2003, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.2)

10.2.13	Employment Agreement, dated February 18, 1999, between CECONY and Frances Resheske. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2006 (File No. 1-1217) as Exhibit 10.2.14)

12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the years 2010 – 2014

23.2	Consent of PricewaterhouseCoopers LLP

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

CON EDISON ANNUAL REPORT 2014	145

32.2.1	Section 1350 Certifications – Chief Executive Officer

32.2.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.

No annual report to security holders covering CECONY’s last fiscal year has been sent to its security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to CECONY’s security holders during such period.

146	CON EDISON ANNUAL REPORT 2014

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2015.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 19, 2015.

Signature	Registrant	Title

/s/ John McAvoy John McAvoy	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
	CECONY	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Robert Hoglund Robert Hoglund	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert Muccilo Robert Muccilo	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Kevin Burke Kevin Burke	Con Edison CECONY	Director Trustee

/s/ Vincent A. Calarco Vincent A. Calarco	Con Edison CECONY	Director Trustee

/s/ George Campbell Jr. George Campbell Jr.	Con Edison CECONY	Director Trustee

/s/ Michael J. Del Giudice Michael J. Del Giudice	Con Edison CECONY	Director Trustee

/s/ Ellen V. Futter Ellen V. Futter	Con Edison CECONY	Director Trustee

/s/ John F. Killian John F. Killian	Con Edison CECONY	Director Trustee

/s/ Armando J. Olivera Armando J. Olivera	Con Edison CECONY	Director Trustee

/s/ Sally H. Piñero Sally H. Piñero	Con Edison CECONY	Director Trustee

CON EDISON ANNUAL REPORT 2014	147

Signature	Registrant	Title

/s/ Michael W. Ranger Michael W. Ranger	Con Edison CECONY	Director Trustee

/s/ Linda S. Sanford Linda S. Sanford	Con Edison CECONY	Director Trustee

/s/ L. Frederick Sutherland L. Frederick Sutherland	Con Edison CECONY	Director Trustee

148	CON EDISON ANNUAL REPORT 2014