Form 10-Q
period 2015-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2015-05-07
CIK 1047862, 23632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of April 30, 2015, Con Edison had outstanding 292,877,149 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Consolidated Edison Transmission, LLC
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States of America
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour
Other
AFUDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
DSP	Distributed System Platform
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2014
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

3

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES
Electric	$2,135	$2,237
Gas	732	882
Steam	375	341
Non-utility	374	329
TOTAL OPERATING REVENUES	3,616	3,789
OPERATING EXPENSES
Purchased power	884	963
Fuel	154	156
Gas purchased for resale	262	400
Other operations and maintenance	814	825
Depreciation and amortization	279	261
Taxes, other than income taxes	497	499
TOTAL OPERATING EXPENSES	2,890	3,104
OPERATING INCOME	726	685
OTHER INCOME (DEDUCTIONS)
Investment and other income	5	12
Allowance for equity funds used during construction	1	1
Other deductions	(2)	(3)
TOTAL OTHER INCOME	4	10
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	730	695
INTEREST EXPENSE
Interest on long-term debt	156	146
Other interest	6	(9)
Allowance for borrowed funds used during construction	(1)	(1)
NET INTEREST EXPENSE	161	136
INCOME BEFORE INCOME TAX EXPENSE	569	559
INCOME TAX EXPENSE	199	198
NET INCOME FOR COMMON STOCK	$370	$361
Net income for common stock per common share—basic	$1.26	$1.23
Net income for common stock per common share—diluted	$1.26	$1.23
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.65	$0.63
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	292.9	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	293.9	294.1

The accompanying notes are an integral part of these financial statements.

6

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(Millions of Dollars)
NET INCOME	$370	$361
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	5	4
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	5	4
COMPREHENSIVE INCOME FOR COMMON STOCK	$375	$365

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$370	$361
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	279	261
Deferred income taxes	178	195
Rate case amortization and accruals	(14)	32
Common equity component of allowance for funds used during construction	(1)	(1)
Net derivative gains	(8)	(20)
Other non-cash items (net)	5	4
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(243)	(315)
Special deposits	2	324
Materials and supplies, including fuel oil and gas in storage	40	60
Other receivables and other current assets	(5)	8
Income taxes receivable	224	—
Prepayments	(307)	(353)
Accounts payable	(58)	113
Pensions and retiree benefits obligations (net)	185	193
Pensions and retiree benefits contributions	(204)	(200)
Accrued taxes	8	(378)
Accrued interest	48	(39)
Superfund and environmental remediation costs (net)	8	9
Distributions from equity investments related to renewable electric production projects	17	—
Deferred charges, noncurrent assets and other regulatory assets	35	(76)
Deferred credits and other regulatory liabilities	33	86
Other current and noncurrent liabilities	(33)	(40)
NET CASH FLOWS FROM OPERATING ACTIVITIES	559	224
INVESTING ACTIVITIES
Utility construction expenditures	(550)	(498)
Cost of removal less salvage	(50)	(47)
Non-utility construction expenditures	(42)	(61)
Investments in renewable electric production projects	(35)	(80)
Proceeds from grants related to solar electric production projects	—	36
Return of equity investments related to renewable electric production projects	6	—
Restricted cash	4	16
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(667)	(634)
FINANCING ACTIVITIES
Net payment of short-term debt	(281)	(621)
Issuance of long-term debt	—	850
Retirement of long-term debt	—	(200)
Debt issuance costs	(1)	(6)
Common stock dividends	(190)	(184)
Issuance of common shares for stock plans, net of repurchases	(2)	(1)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(474)	(162)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(582)	(572)
BALANCE AT BEGINNING OF PERIOD	699	674
BALANCE AT END OF PERIOD	$117	$102
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$105	$91
Income taxes	$(197)	$416
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$190	$151

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2015	December 31, 2014
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$117	$699
Special deposits	6	8
Accounts receivable – customers, less allowance for uncollectible accounts of $96 in 2015 and 2014	1,444	1,201
Other receivables, less allowance for uncollectible accounts of $11 and $10 in 2015 and 2014, respectively	149	133
Income taxes receivable	—	224
Accrued unbilled revenue	456	500
Fuel oil, gas in storage, materials and supplies, at average cost	332	372
Prepayments	470	163
Regulatory assets	66	148
Deferred tax assets	95	128
Other current assets	263	278
TOTAL CURRENT ASSETS	3,398	3,854
INVESTMENTS	814	816
UTILITY PLANT, AT ORIGINAL COST
Electric	25,410	25,091
Gas	6,223	6,102
Steam	2,266	2,251
General	2,479	2,465
TOTAL	36,378	35,909
Less: Accumulated depreciation	7,702	7,614
Net	28,676	28,295
Construction work in progress	947	1,031
NET UTILITY PLANT	29,623	29,326
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $95 and $91 in 2015 and 2014, respectively	402	388
Construction work in progress	187	113
NET PLANT	30,212	29,827
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $4 in 2015 and 2014	3	3
Regulatory assets	8,906	9,156
Other deferred charges and noncurrent assets	215	223
TOTAL OTHER NONCURRENT ASSETS	9,553	9,811
TOTAL ASSETS	$43,977	$44,308

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2015	December 31, 2014
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$496	$560
Notes payable	519	800
Accounts payable	937	1,019
Customer deposits	345	344
Accrued taxes	80	72
Accrued interest	180	132
Accrued wages	100	95
Fair value of derivative liabilities	37	64
Regulatory liabilities	240	187
Other current liabilities	473	508
TOTAL CURRENT LIABILITIES	3,407	3,781
NONCURRENT LIABILITIES
Provision for injuries and damages	185	182
Pensions and retiree benefits	3,629	3,914
Superfund and other environmental costs	758	764
Asset retirement obligations	191	188
Fair value of derivative liabilities	24	13
Deferred income taxes and investment tax credits	9,257	9,076
Regulatory liabilities	1,892	1,993
Other deferred credits and noncurrent liabilities	170	181
TOTAL NONCURRENT LIABILITIES	16,106	16,311
LONG-TERM DEBT	11,694	11,631
EQUITY
Common shareholders’ equity	12,761	12,576
Noncontrolling interest	9	9
TOTAL EQUITY (See Statement of Equity)	12,770	12,585
TOTAL LIABILITIES AND EQUITY	$43,977	$44,308

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2013	292,872,396	$32	$4,995	$8,338	23,210,200	$(1,034)	$(61)	$(25)	$—	$12,245
Net income for common stock				361						361
Common stock dividends				(184)						(184)
Issuance of common shares for stock plans, net of repurchases	51,656		(2)		(51,656)	2				—
Other comprehensive income								4		4
Noncontrolling interest									—	—
BALANCE AS OF MARCH 31, 2014	292,924,052	$32	$4,993	$8,515	23,158,544	$(1,032)	$(61)	$(21)	$—	$12,426
BALANCE AS OF DECEMBER 31, 2014	292,876,196	$32	$4,991	$8,691	23,206,400	$(1,032)	$(61)	$(45)	$9	$12,585
Net income for common stock				370						370
Common stock dividends				(190)						(190)
Issuance of common shares for stock plans, net of repurchases	24,600		2		(24,600)	(2)				—
Other comprehensive income								5		5
Noncontrolling interest									—	—
BALANCE AS OF MARCH 31, 2015	292,900,796	$32	$4,993	$8,871	23,181,800	$(1,034)	$(61)	$(40)	$9	$12,770

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,980	$2,074
Gas	655	789
Steam	375	341
TOTAL OPERATING REVENUES	3,010	3,204
OPERATING EXPENSES
Purchased power	539	617
Fuel	154	156
Gas purchased for resale	198	346
Other operations and maintenance	703	725
Depreciation and amortization	257	240
Taxes, other than income taxes	475	477
TOTAL OPERATING EXPENSES	2,326	2,561
OPERATING INCOME	684	643
OTHER INCOME (DEDUCTIONS)
Investment and other income	2	7
Allowance for equity funds used during construction	1	1
Other deductions	(2)	(2)
TOTAL OTHER INCOME	1	6
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	685	649
INTEREST EXPENSE
Interest on long-term debt	141	128
Other interest	4	3
Allowance for borrowed funds used during construction	—	—
NET INTEREST EXPENSE	145	131
INCOME BEFORE INCOME TAX EXPENSE	540	518
INCOME TAX EXPENSE	192	184
NET INCOME FOR COMMON STOCK	$348	$334

The accompanying notes are an integral part of these financial statements.

12

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(Millions of Dollars)
NET INCOME	$348	$334
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	1
COMPREHENSIVE INCOME	$348	$335

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$348	$334
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	257	240
Deferred income taxes	127	178
Rate case amortization and accruals	(14)	32
Common equity component of allowance for funds used during construction	(1)	(1)
Other non-cash items (net)	1	2
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(196)	(265)
Materials and supplies, including fuel oil and gas in storage	40	46
Other receivables and other current assets	57	122
Accounts receivable from affiliated companies	108	(171)
Prepayments	(278)	(295)
Accounts payable	(48)	12
Pensions and retiree benefits obligations (net)	178	184
Pensions and retiree benefits contributions	(203)	(200)
Superfund and environmental remediation costs (net)	7	9
Accrued taxes	—	(11)
Accrued taxes to affiliated companies	25	(203)
Accrued interest	39	40
Deferred charges, noncurrent assets and other regulatory assets	28	(115)
Deferred credits and other regulatory liabilities	43	105
Other current and noncurrent liabilities	(38)	(32)
NET CASH FLOWS FROM OPERATING ACTIVITIES	480	11
INVESTING ACTIVITIES
Utility construction expenditures	(519)	(464)
Cost of removal less salvage	(49)	(46)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(568)	(510)
FINANCING ACTIVITIES
Net payment of short-term debt	(182)	(541)
Issuance of long-term debt	—	850
Retirement of long-term debt	—	(200)
Debt issuance costs	(1)	(6)
Dividend to parent	(338)	(178)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(521)	(75)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(609)	(574)
BALANCE AT BEGINNING OF PERIOD	645	633
BALANCE AT END OF PERIOD	$36	$59
Supplemental disclosure of cash flow information
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$99	$85
Income taxes	$(86)	$276
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$138	$120

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2015	December 31, 2014
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$36	$645
Special deposits	2	2
Accounts receivable – customers, less allowance for uncollectible accounts of $90 in 2015 and 2014	1,260	1,064
Other receivables, less allowance for uncollectible accounts of $9 and $8 in 2015 and 2014, respectively	60	71
Accrued unbilled revenue	326	384
Accounts receivable from affiliated companies	24	132
Fuel oil, gas in storage, materials and supplies, at average cost	272	312
Prepayments	404	126
Regulatory assets	51	132
Deferred tax assets	45	94
Other current assets	122	158
TOTAL CURRENT ASSETS	2,602	3,120
INVESTMENTS	278	271
UTILITY PLANT AT ORIGINAL COST
Electric	23,902	23,599
Gas	5,582	5,469
Steam	2,266	2,251
General	2,275	2,265
TOTAL	34,025	33,584
Less: Accumulated depreciation	7,048	6,970
Net	26,977	26,614
Construction work in progress	893	971
NET UTILITY PLANT	27,870	27,585
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2015 and 2014	5	5
NET PLANT	27,875	27,590
OTHER NONCURRENT ASSETS
Regulatory assets	8,251	8,481
Other deferred charges and noncurrent assets	174	175
TOTAL OTHER NONCURRENT ASSETS	8,425	8,656
TOTAL ASSETS	$39,180	$39,637

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2015	December 31, 2014
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$350	$350
Notes payable	268	450
Accounts payable	709	802
Accounts payable to affiliated companies	24	23
Customer deposits	331	330
Accrued taxes	46	46
Accrued taxes to affiliated companies	35	10
Accrued interest	156	117
Accrued wages	92	84
Fair value of derivative liabilities	23	48
Regulatory liabilities	212	142
Other current liabilities	377	415
TOTAL CURRENT LIABILITIES	2,623	2,817
NONCURRENT LIABILITIES
Provision for injuries and damages	178	176
Pensions and retiree benefits	3,222	3,493
Superfund and other environmental costs	662	666
Asset retirement obligations	187	185
Fair value of derivative liabilities	16	10
Deferred income taxes and investment tax credits	8,367	8,257
Regulatory liabilities	1,728	1,837
Other deferred credits and noncurrent liabilities	135	144
TOTAL NONCURRENT LIABILITIES	14,495	14,768
LONG-TERM DEBT	10,864	10,864
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	11,198	11,188
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$39,180	$39,637

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2013	235,488,094	$589	$4,234	$7,053	$(962)	$(61)	$(6)	$10,847
Net income				334				334
Common stock dividend to parent				(178)				(178)
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2014	235,488,094	$589	$4,234	$7,209	$(962)	$(61)	$(5)	$11,004
BALANCE AS OF DECEMBER 31, 2014	235,488,094	$589	$4,234	$7,399	$(962)	$(61)	$(11)	$11,188
Net income				348				348
Common stock dividend to parent				(338)				(338)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2015	235,488,094	$589	$4,234	$7,409	$(962)	$(61)	$(11)	$11,198

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General

These combined notes accompany and form an integral part of the separate consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Con Edison’s other utility subsidiary, Orange and Rockland Utilities, Inc. (O&R) and Con Edison’s competitive energy businesses (discussed below) in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to CECONY and O&R.

As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2014.

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a company which sells to retail customers electricity purchased in wholesale markets, enters into related hedging transactions and also provides energy-related products and services to retail customers; Consolidated Edison Energy, Inc. (Con Edison Energy), a company that provides energy-related products and services to wholesale customers; and Consolidated Edison Development, Inc. (Con Edison Development), a company that develops, owns and operates renewable and energy infrastructure projects. In addition, in 2014 Con Edison formed Consolidated Edison Transmission LLC (Con Edison Transmission) to invest in a transmission company. See information about Con Edison Transmission under “Guarantees” in Note H.

Note A – Summary of Significant Accounting Policies

Earnings Per Common Share

For the three months ended March 31, 2015 and 2014, basic and diluted earnings per share (EPS) for Con Edison are calculated as follows:

(Millions of Dollars, except per share amounts/Shares in Millions)	2015	2014
Net income for common stock	$370	$361
Weighted average common shares outstanding – basic	292.9	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.0	1.2
Adjusted weighted average common shares outstanding – diluted	293.9	294.1
Net Income for common stock per common share – basic	$1.26	$1.23
Net Income for common stock per common share – diluted	$1.26	$1.23

The computation of diluted EPS for the three months ended March 31, 2015 and 2014 exclude immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component

For the three months ended March 31, 2015 and 2014, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Beginning balance, accumulated OCI, net of taxes (b)	$(45)	$(25)	$(11)	$(6)
OCI before reclassifications, net of tax of $(2) and $(1) in 2015 and 2014, respectively, for Con Edison	3	2	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) and $(1) in 2015 and 2014, respectively, for Con Edison (a)(b)	2	2	—	1
Current Period OCI, net of taxes	5	4	—	1
Ending balance, accumulated OCI, net of taxes	$(40)	$(21)	$(11)	$(5)

(a)	For the portion of unrecognized pension and other postretirement benefit costs relating to the regulated Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of net periodic pension and other postretirement benefit cost. See Notes E and F.
(b)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the income statement.

Note B — Regulatory Matters

Rate Plans

CECONY — Electric

On April 20, 2015, CECONY entered into a Joint Proposal with the staff of the New York State Public Service Commission (NYSPSC) and other parties for the extension of CECONY’s current electric rate plan for an additional year through 2016. Under the Joint Proposal, which is subject to NYSPSC approval, the rate plan for 2016 does not include a rate increase or decrease. The rate plan for 2016 includes additional revenues from the amortization to income of net regulatory liabilities. The following table contains a summary of the rate plan for 2016:

Effective period	January 2016 – December 2016
Base rate changes	None (a)
Amortizations to income of net regulatory (assets) liabilities	Additional $123 million of net regulatory liabilities (b)
Other revenue sources	Continued retention of $90 million of annual transmission congestion revenues
Revenue decoupling mechanism	Continued reconciliation of actual electric delivery revenues to those authorized in the rate plan
Recoverable energy costs	Continued current rate recovery of purchased power and fuel costs
Negative revenue adjustments	Continued potential for penalties of up to $400 million if certain performance targets are not met
Cost reconciliations	Continued reconciliation of expenses for pension and other postretirement benefits, variable-rate tax-exempt debt, major storms, property taxes (c), municipal infrastructure support, the impact of new laws and environmental remediation to amounts reflected in rates
Net utility plant reconciliations	Target levels reflected in rates are as follows: Transmission and distribution: $17,929 million Storm hardening: $268 million Other: $2,069 million
Average rate base	$18,282 million
Weighted average cost of capital (after-tax)	6.91 percent
Authorized return on common equity	9.0 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets for environmental remediation and other costs
Cost of long-term debt	5.09 percent
Common equity ratio	48 percent

(a)	The impact of 2014 and 2015 base rate changes under the current electric rate plan will continue to be deferred. $249 million of annual revenues collected from electric customers will continue to be subject to potential refund following NYSPSC staff review of certain costs. Revenues will continue to include $21 million as funding for major storm reserve.
(b)	The Joint Proposal also provides for continued annual amortization of $107 million of the regulatory asset for deferred Superstorm Sandy and other major storm costs and recommends that the costs recoverable from customers be reduced by $4 million, the costs no longer be subject to NYSPSC staff review and the recovery of the costs no longer be subject to refund.
(c)	Deferrals for property taxes will continue to be limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a 10 basis point impact on return on common equity.

O&R New York – Electric and Gas

In March 2015, in O&R’s electric and gas rate proceedings, NYSPSC staff recommended a $0.6 million decrease in O&R’s electric rates and a $14.7 million increase in its gas rates (reflecting an authorized return on common equity of 8.5 percent). In April 2015, O&R submitted updated requests to the NYSPSC for increases in its electric and gas rates of $34 million and $44.2 million, respectively (reflecting an authorized return on common equity of 9.75 percent).

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures following the arrests of employees for accepting illegal payments from a construction contractor. Subsequently, additional employees were arrested for accepting illegal payments from materials suppliers and an engineering firm. The arrested employees were terminated by the company and have pled guilty or been convicted. Pursuant to NYSPSC orders, a portion of the company’s revenues

(currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. The amount of electric revenues collected subject to refund, which was established in a different proceeding, and the amount of gas and steam revenues collected subject to refund were not established as indicative of the company’s potential liability in this proceeding. At March 31, 2015, the company had collected an estimated $1,747 million from customers subject to potential refund in connection with this proceeding. In January 2013, a NYSPSC consultant reported its estimate, with which the company does not agree, of $208 million of overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009. The company is disputing the consultant’s estimate, including its determinations as to overcharges regarding specific construction expenditures it selected to review and its methodology of extrapolating such determinations over a substantial portion of the construction expenditures during this period. The NYSPSC’s consultant has not reviewed the company’s other expenditures. The company and NYSPSC staff are exploring a settlement in this proceeding. In May 2014, the NYSPSC’s Chief Administrative Law Judge appointed a settlement judge to assist the parties. There is no assurance that there will be a settlement, and any settlement would be subject to NYSPSC approval. At March 31, 2015, the company had a $104 million regulatory liability relating to this matter. The company currently estimates that any additional amount the NYSPSC requires the company to refund to customers in excess of the regulatory liability accrued could range up to an amount based on the NYSPSC consultant’s $208 million estimate of overcharges.

In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million customers. Superstorm Sandy also damaged CECONY’s steam system and interrupted service to many of its steam customers. As of March 31, 2015, CECONY and O&R incurred response and restoration costs for Superstorm Sandy of $506 million and $91 million, respectively (including capital expenditures of $148 million and $15 million, respectively). Most of the costs that were not capitalized were deferred for recovery as a regulatory asset under the Utilities’ electric rate plans. See “Regulatory Assets and Liabilities” below. CECONY’s current electric rate plan includes collection from customers of deferred storm costs (including for Superstorm Sandy), subject to refund following NYSPSC review of the costs. Pursuant to the April 2015 Joint Proposal with respect to CECONY’s electric rates, which is subject to NYSPSC approval, the deferred storm costs recoverable from customers will be reduced by $4 million, the costs will no longer be subject to NYSPSC staff review and recovery of the costs will no longer be subject to refund. As part of its rate filing, in November 2014 O&R requested recovery of deferred storm costs for its New York electric operations, which are subject to NYSPSC review. RECO’s current electric rate plan includes collection from customers of deferred storm costs.

In June 2014, the NYSPSC initiated a proceeding to investigate the practices of qualifying persons to perform plastic fusions on gas facilities. New York State regulations require gas utilities to qualify and, except in certain circumstances, annually requalify workers that perform fusion to join plastic pipe. The NYSPSC directed the New York gas utilities to provide information in this proceeding about their compliance with the qualification and requalification requirements and related matters; their procedures for compliance with all gas safety regulations; and their annual chief executive officer certifications regarding these and other procedures. CECONY’s qualification and requalification procedures had not included certain required testing to evaluate specimen fuses. In addition, CECONY and O&R had not timely requalified certain workers that had been qualified under their respective procedures to perform fusion to join plastic pipe. CECONY and O&R have requalified their workers who perform plastic pipe fusions. In April 2015, the NYSPSC issued a notice seeking the sampling plans CECONY, O&R and other gas utilities intend to use to inspect and test plastic pipe fusions. The notice also included NYSPSC staff proposals to require these utilities to perform remediation plans, additional leakage surveying and reporting; to require CECONY to hire an independent statistician to develop a risk assessment and remediation plan; and for certain new plastic fusion requirements for gas utilities.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at March 31, 2015 and December 31, 2014 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Regulatory assets
Unrecognized pension and other postretirement costs	$4,593	$4,846	$4,374	$4,609
Future income tax	2,289	2,273	2,180	2,166
Environmental remediation costs	911	925	808	820
Deferred storm costs	287	319	196	224
Revenue taxes	223	219	211	208
Surcharge for New York State assessment	96	99	90	92
Pension and other postretirement benefits deferrals	61	66	35	42
Net electric deferrals	58	63	58	63
Unamortized loss on reacquired debt	56	57	53	55
Deferred derivative losses – noncurrent	44	25	40	23
Recoverable energy costs – noncurrent	42	19	42	17
O&R property tax reconciliation	40	36	—	—
O&R transition bond charges	25	27	—	—
Preferred stock redemption	27	27	27	27
Workers’ compensation	9	8	9	8
Other	145	147	128	127
Regulatory assets – noncurrent	8,906	9,156	8,251	8,481
Deferred derivative losses – current	55	97	51	92
Future income tax – current	10	10	—	—
Recoverable energy costs – current	1	41	—	40
Regulatory assets – current	66	148	51	132
Total Regulatory Assets	$8,972	$9,304	$8,302	$8,613
Regulatory liabilities
Allowance for cost of removal less salvage	$614	$598	$514	$499
Property tax reconciliation	297	295	297	295
Base rate change deferrals	153	155	153	155
Prudence proceeding	104	105	104	105
Pension and other postretirement benefit deferrals	85	46	64	37
Property tax refunds	76	87	76	87
Variable-rate tax-exempt debt – cost rate reconciliation	74	78	74	78
Net unbilled revenue deferrals	71	138	71	138
New York State income tax rate change	63	62	60	59
Carrying charges on repair allowance and bonus depreciation	52	58	50	57
World Trade Center settlement proceeds	36	41	36	41
Net utility plant reconciliations	21	21	21	20
Earnings sharing – electric	19	19	18	18
Unrecognized other postretirement costs	15	—	13	—
Other	212	290	177	248
Regulatory liabilities – noncurrent	1,892	1,993	1,728	1,837
Refundable energy costs – current	177	128	152	84
Revenue decoupling mechanism	30	30	30	30
Future income tax	25	24	24	24
Deferred derivative gains – current	8	5	6	4
Regulatory liabilities – current	240	187	212	142
Total Regulatory Liabilities	$2,132	$2,180	$1,940	$1,979

Note C — Capitalization

The carrying amounts and fair values of long-term debt at March 31, 2015 and December 31, 2014 are:

(Millions of Dollars)	2015		2014
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$12,190	$14,224	$12,191	$13,998
CECONY	$11,214	$13,066	$11,214	$12,846

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $13,588 million and $636 million of the fair value of long-term debt at March 31, 2015 are classified as Level 2 and Level 3, respectively. For CECONY, $12,430 million and $636 million of the fair value of long-term debt at March 31, 2015 are classified as Level 2 and Level 3, respectively (see Note L). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing

At March 31, 2015, Con Edison had $519 million of commercial paper outstanding of which $268 million was outstanding under CECONY’s program. The weighted average interest rate at March 31, 2015 was 0.5 percent for both Con Edison and CECONY. At December 31, 2014, Con Edison had $800 million of commercial paper outstanding of which $450 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2014 was 0.4 percent for both Con Edison and CECONY.

At March 31, 2015 and December 31, 2014, no loans were outstanding under the credit agreement (Credit Agreement) and $61 million (including $11 million for CECONY) and $11 million (including $11 million for CECONY), respectively, of letters of credit were outstanding under the Credit Agreement.

Note E — Pension Benefits

Total Periodic Benefit Cost

The components of the Companies’ total periodic benefit costs for the three months ended March 31, 2015 and 2014 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Service cost – including administrative expenses	$74	$57	$70	$53
Interest cost on projected benefit obligation	144	143	135	134
Expected return on plan assets	(222)	(208)	(210)	(197)
Recognition of net actuarial loss	194	154	183	146
Recognition of prior service costs	1	1	—	1
TOTAL PERIODIC BENEFIT COST	$191	$147	$178	$137
Cost capitalized	(68)	(51)	(65)	(49)
Reconciliation to rate level	(24)	26	(24)	23
Cost charged to operating expenses	$99	$122	$89	$111

Expected Contributions

Based on estimates as of March 31, 2015, the Companies expect to make contributions to the pension plans during 2015 of $750 million (of which $697 million is to be contributed by CECONY) and $16 million to the CECONY external trust for supplemental retirement plans. The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified plans. During the first quarter of 2015, the Companies contributed $204 million to the pension plans, nearly all of which was contributed by CECONY.

Note F — Other Postretirement Benefits

Total Periodic Benefit Cost

The components of the Companies’ total periodic other postretirement benefit costs for the three months ended March 31, 2015 and 2014 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Service cost	$5	$5	$4	$4
Interest cost on accumulated other postretirement benefit obligation	13	15	11	13
Expected return on plan assets	(20)	(19)	(17)	(17)
Recognition of net actuarial loss	8	14	7	13
Recognition of prior service cost	(5)	(5)	(4)	(4)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$1	$10	$1	$9
Cost capitalized	(1)	(4)	(1)	(3)
Reconciliation to rate level	4	3	2	—
Cost charged to operating expenses	$4	$9	$2	$6

Expected Contributions

Based on estimates as of March 31, 2015, Con Edison expects to make a contribution of $6 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2015.

Note G — Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation and remediation costs (which include costs of demolition, removal, disposal, storage, replacement, containment and monitoring) and natural resource damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which the Utilities have been asserted to have liability under these laws, including their manufactured gas plant sites and any neighboring areas to which contamination may have migrated, are referred to herein as “Superfund Sites.”

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

The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2015 and December 31, 2014 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Accrued Liabilities:
Manufactured gas plant sites	$678	$684	$582	$587
Other Superfund Sites	80	80	80	79
Total	$758	$764	$662	$666
Regulatory assets	$911	$925	$808	$820

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites for the three months ended March 31, 2015 and 2014 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Remediation costs incurred	$7	$9	$6	$8
Insurance recoveries received*	—	5	—	5
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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At March 31, 2015, Con Edison and CECONY had accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years of $8 million and $7 million, respectively. The estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Trial courts have begun, and unless otherwise determined by an appellate court may continue, to apply a different standard for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate plans, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.

The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2015 and December 31, 2014 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$84	$83	$79	$78
Regulatory assets – workers’ compensation	$9	$8	$9	$8

Note H — Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately ninety suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At March 31, 2015, the company has accrued its estimated liability for the suits of $50 million and an insurance receivable in the same amount.

Manhattan Explosion and Fire

On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Street in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 48 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) is investigating. The parties to the investigation include the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC (which is also conducting an investigation). In March 2015, the NTSB issued reports on: operations, emergency preparedness and emergency response of the company and certain City departments; testing of company plastic pipe and its fusion and City water main; the company’s public awareness program; and regulatory oversight. It is expected that the NTSB will be issuing a final report concerning the incident, its probable cause and safety recommendations. Approximately 35 suits are pending against the company seeking generally unspecified damages and, in one case, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At March 31, 2015, the company had not accrued a liability for the incident.

Other Contingencies

See “Other Regulatory Matters” in Note B and “Uncertain Tax Positions” in Note I.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,559 million and $2,547 million at March 31, 2015 and December 31, 2014, respectively.

A summary, by type and term, of Con Edison’s total guarantees at March 31, 2015 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
NY Transco	$1,360	$—	$—	$1,360
Energy transactions	830	38	90	958
Renewable electric production projects	204	—	7	211
Other	30	—	—	30
Total	$2,424	$38	$97	$2,559

NY Transco — Con Edison has guaranteed payment by its subsidiary, Con Edison Transmission, of the contributions it agreed to make in New York Transco LLC (NY Transco). Con Edison Transmission acquired a 45.7 percent interest in NY Transco when it was formed in 2014. NY Transco’s transmission projects are expected to be developed initially by CECONY and other New York transmission owners and then sold to NY Transco. The development of the projects would be subject to authorizations from the NYSPSC, the Federal Energy Regulatory Commission and other federal, state and local agencies. Guarantee amount shown is for the maximum possible required amount of Con Edison Transmission’s contributions, which assumed that all the NY Transco projects proposed when NY Transco was formed receive all required regulatory approvals and are completed at 175 percent of their estimated costs and that NY Transco does not use any debt financing for the projects. Guarantee term shown is assumed as the timing of the contributions is not known.

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

Renewable Electric Production Projects — Con Edison and Con Edison Development guarantee payments associated with the investment in solar and wind energy facilities on behalf of their wholly-owned subsidiaries. In addition, Con Edison Development has entered into two guarantees ($35 million maximum and $15 million maximum, respectively) on behalf of entities (Copper Mountain Solar 2 and Copper Mountain Solar 3, respectively) in which it has a 50 percent interest in connection with the construction of solar energy facilities. Con Edison Development also provided $3 million in guarantees to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar energy facilities performed by its subsidiaries.

Other — Other guarantees primarily relate to guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions ($25 million). In addition, Con Edison issued a guarantee to the Public Utility Commission of Texas covering obligations of Con Edison Solutions as a retail electric provider. Con Edison’s estimate of the maximum potential obligation for this guarantee is $5 million as of March 31, 2015.

Note I — Income Tax

Con Edison’s income tax expense increased to $199 million for the three months ended March 31, 2015 from $198 million for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 and 2014 was 35 percent. CECONY’s income tax expense increased to $192 million for the three months ended March 31, 2015 from $184 million for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 and 2014 was 36 percent.

Uncertain Tax Positions

At March 31, 2015, the estimated liability for uncertain tax positions for Con Edison was $34 million ($2 million for CECONY). Con Edison reasonably expects to resolve approximately $25 million ($16 million, net of federal taxes) of its uncertain tax positions within the next twelve months, of which the entire amount, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $2 million ($1 million, net of federal taxes), of which the entire amount, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $34 million ($22 million, net of federal taxes).

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three months ended March 31, 2015, Con Edison recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in its consolidated income statements. At March 31, 2015 and December 31, 2014, Con Edison recognized an immaterial amount of accrued interest on its consolidated balance sheets.

Note J — Financial Information by Business Segment

The financial data for the business segments are as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
	2015	2014	2015	2014	2015	2014	2015	2014
CECONY
Electric	$1,980	$2,074	$4	$4	$202	$189	$279	$257
Gas	655	789	1	1	35	32	241	233
Steam	375	341	22	20	20	19	164	153
Consolidation adjustments	—	—	(27)	(25)	—	—	—	—
Total CECONY	$3,010	$3,204	$—	$—	$257	$240	$684	$643
O&R
Electric	$156	$163	$—	$—	$12	$10	$18	$12
Gas	77	93	—	—	5	4	27	27
Total O&R	$233	$256	$—	$—	$17	$14	$45	$39
Competitive energy businesses	$374	$329	$(3)	$3	$5	7	$(3)	$2
Other(a)	(1)	—	3	(3)	—	—	—	1
Total Con Edison	$3,616	$3,789	$—	$—	$279	$261	$726	$685

(a)	Parent company and consolidation adjustments. Other does not represent a business segment.

Note K — Derivative Instruments and Hedging Activities

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. Derivatives are recognized on the balance sheet at fair value (see Note L), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at March 31, 2015 and December 31, 2014 were:

(Millions of Dollars)	2015				2014
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities)(a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities)(a)
Con Edison
Fair value of derivative assets
Current	$108	$(23)	$85	(b)	$111	$(67)	$44	(b)
Noncurrent	30	(28)	2		34	(23)	11
Total fair value of derivative assets	$138	$(51)	$87		$145	$(90)	$55
Fair value of derivative liabilities
Current	$(174)	$137	$(37)		$(242)	$139	$(103)
Noncurrent	(96)	72	(24)		(66)	91	25
Total fair value of derivative liabilities	$(270)	$209	$(61)		$(308)	$230	$(78)
Net fair value derivative assets/(liabilities)	$(132)	$158	$26	(b)	$(163)	$140	$(23	)(b)
CECONY
Fair value of derivative assets
Current	$40	$(29)	$11	(b)	$26	$(15)	$11	(b)
Noncurrent	17	(15)	2		22	(20)	2
Total fair value of derivative assets	$57	$(44)	$13		$48	$(35)	$13
Fair value of derivative liabilities
Current	$(69)	$46	$(23)		$(96)	$48	$(48)
Noncurrent	(53)	37	(16)		(42)	32	(10)
Total fair value of derivative liabilities	$(122)	$83	$(39)		$(138)	$80	$(58)
Net fair value derivative assets/(liabilities)	$(65)	$39	$(26	)(b)	$(90)	$45	$(45	)(b)

(a)	Derivative instruments and collateral were offset on the consolidated balance sheet as applicable under the accounting rules. The Companies enter into master agreements for their commodity derivatives. These agreements typically provide offset in the event of contract termination. In such case, generally the non-defaulting party’s payable will be offset by the defaulting party’s payable. The non-defaulting party will customarily notify the defaulting party within a specific time period and come to an agreement on the early termination amount.
(b)	At March 31, 2015 and December 31, 2014, margin deposits for Con Edison ($37 million and $27 million, respectively) and CECONY ($35 million and $25 million, respectively) were classified as derivative assets in the balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2015 and 2014:

		Con Edison			CECONY
(Millions of Dollars) Balance Sheet Location		2015		2014	2015	2014
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$3		$30	$3	$25
Noncurrent	Deferred derivative gains	—		4	—	4
Total deferred gains/(losses)		$3		$34	$3	$29
Current	Deferred derivative losses	$43		$17	$41	$17
Current	Recoverable energy costs	—		94	(2)	77
Noncurrent	Deferred derivative losses	(19)		2	(16)	2
Total deferred gains/(losses)		$24		$113	$23	$96
Net deferred gains/(losses)		$27		$147	$26	$125
Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$21	(a)	$175 (b)	$—	$—
	Gas purchased for resale	(42)		(14)	—	—
	Non-utility revenue	42	(a)	(24)	—	—
Total pre-tax gain/(loss) recognized in income		$21		$137	$—	$—

(a)	For the three months ended March 31, 2015, Con Edison recorded unrealized gains and losses in non-utility operating revenue ($4 million loss) and purchased power expense ($12 million gain).
(b)	For the three months ended March 31, 2014, Con Edison recorded an unrealized gain of $20 million in purchased power expense.

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at March 31, 2015:

	Electric Energy (MWHs)(a)(b)	Capacity (MWs)(a)	Natural Gas (Dt)(a)(b)	Refined Fuels (gallons)
Con Edison	19,565,133	6,751	54,964,831	2,352,000
CECONY	6,640,525	2,100	53,860,000	2,352,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.
(b)	Excludes electric congestion and gas basis swap contracts which are associated with electric and gas contracts and hedged volumes.

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements, collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the Companies have a legally enforceable right to offset.

At March 31, 2015, Con Edison and CECONY had $212 million and $35 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $108 million with commodity exchange brokers, $92 million with independent system operators, $8 million with investment-grade counterparties and $4 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure was with commodity exchange brokers.

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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at March 31, 2015:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$58		$40
Collateral posted	$5		$—
Additional collateral(b) (downgrade one level from current ratings)	$—		$—
Additional collateral(b) (downgrade to below investment grade from current ratings)	$73	(c)	$46	(c)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post an immaterial amount of collateral at March 31, 2015. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right to offset.
(c)	Derivative instruments that are net assets have been excluded from the table. At March 31, 2015, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $20 million.

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

•

Level 2 – Consists of assets or liabilities valued using industry standard models and based on prices, other than quoted prices within Level 1, that are either directly or indirectly observable as of the measurement date. The industry standard models consider observable assumptions including time value, volatility factors and current market and contractual prices for the underlying commodities, in addition to other economic measures. This category includes contracts traded on active exchanges or in over-the-counter markets priced with industry standard models.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are summarized below.

	2015					2014
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity(a)(b)(c)	$1	$62	$17	$44	$124	$3	$78	$28	$(27)	$82
Other(a)(b)(d)	167	120	—	—	287	163	116	—	—	279
Total assets	$168	$182	$17	$44	$411	$166	$194	$28	$(27)	$361
Derivative liabilities:
Commodity(a)(b)(c)	$14	$193	$6	$(151)	$62	$18	$246	$8	$(194)	$78
CECONY
Derivative assets
Commodity(a)(b)(c)	$1	$9	$12	$26	$48	$1	$3	$13	$21	$38
Other(a)(b)(d)	159	110	—	—	269	155	106	—	—	261
Total assets	$160	$119	$12	$26	$317	$156	$109	$13	$21	$299
Derivative liabilities:
Commodity(a)(b)(c)	$12	$75	$—	$(48)	$39	$16	$91	$—	$(49)	$58

(a)	The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. There were no transfers between levels 1, 2 and 3 for the three months ended March 31, 2015 and for the year ended December 31, 2014.
(b)	Level 2 assets and liabilities include investments held in the deferred compensation plan and/or non-qualified retirement plans, exchange-traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1, certain over-the-counter derivative instruments for electricity, refined products and natural gas. Derivative instruments classified as Level 2 are valued using industry standard models that incorporate corroborated observable inputs; such as pricing services or prices from similar instruments that trade in liquid markets, time value and volatility factors.
(c)	The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2015 and December 31, 2014, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
(d)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(e)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

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

	Fair Value of Level 3 at March 31, 2015 (Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison – Commodity
Electricity	$ (3)	Discounted Cash Flow	Forward energy prices (a)	$24.50-$121.00 per MWH
		Discounted Cash Flow	Forward capacity prices (a)	$0.75-$8.45 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	14	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	9.6%-57.9%
			Discount to adjust auction prices for historical monthly realized settlements (b)	32.3%-58.2%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(2.65)-$9.48 per MWH
Total Con Edison—Commodity	$ 11
CECONY—Commodity
Transmission Congestion Contracts	$ 12	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	9.6%-57.9%
			Discount to adjust auction prices for historical monthly realized settlements (b)	32.3%-58.2%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2015 and 2014 and classified as Level 3 in the fair value hierarchy:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Beginning balance as of January 1,	$20	$9	$13	$6
Included in earnings	(10)	50	(2)	11
Included in regulatory assets and liabilities	—	4	—	4
Purchases	3	8	2	7
Settlements	(2)	(47)	(1)	(15)
Ending balance as of March 31,	$11	$24	$12	$13

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($8 million loss and $39 million gain) on the consolidated income statement for the three months ended March 31, 2015 and 2014, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at

March 31, 2015 and 2014 is included in non-utility revenues (immaterial for both periods) and purchased power costs ($5 million loss and $8 million gain) on the consolidated income statement for the three months ended March 31, 2015 and 2014, respectively.

Note M — Variable Interest Entities

Con Edison enters into arrangements including leases, partnerships and electricity purchase agreements, with various entities. As a result of these arrangements, Con Edison retains or may retain a variable interest in these entities.

CECONY has a variable interest in a non-consolidated variable interest entity (VIE), Astoria Energy, LLC (Astoria Energy), with which CECONY has entered into a long-term electricity purchase agreement. CECONY is not the primary beneficiary of this VIE since CECONY does not have the power to direct activities that CECONY believes most significantly impact the economic performance of Astoria Energy. In particular, CECONY has not invested in, or guaranteed the indebtedness of, Astoria Energy and CECONY does not operate or maintain Astoria Energy’s generating facilities. CECONY also has long-term electricity purchase agreements with the following three potential VIEs: Cogen Technologies Linden Venture, LP, Brooklyn Navy Yard Cogeneration Partners, LP and Indeck Energy Services of Corinth, Inc. In 2014, requests were made of these three counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. The payments pursuant to these agreements, which constitute CECONY’s maximum exposure to loss with respect to the potential VIEs, for the first quarter of 2015 were $105 million for Cogen Technologies Linden Venture, LP, $30 million for Brooklyn Navy Yard Cogeneration Partners, LP and $15 million for Indeck Energy Services of Corinth, Inc.

During the first quarter of 2015, there were no new investments entered into that qualified for VIE status. The following table summarizes the VIEs in which Con Edison Development has entered into as of March 31, 2015:

Project Name (a)	Generating Capacity Owned (MWs AC)	Power Purchase Agreement Term in Years		Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars)(c)
Pilesgrove	9	n/a	(b)	2010	New Jersey	$26
Mesquite Solar 1	83	20		2013	Arizona	100
Copper Mountain Solar 2	75	25		2013	Nevada	79
Copper Mountain Solar 3	128	20		2014	Nevada	187
California Solar	55	25		2012	California	71
Texas Solar 4	32	25		2014	Texas	55
Broken Bow II	37	25		2014	Nebraska	57

(a)	With the exception of Texas Solar 4, Con Edison’s ownership interest is 50 percent and these projects are accounted for using the equity method of accounting. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the entities are shared equally between Con Edison Development and third parties. Con Edison’s ownership interest in Texas Solar 4 is 80 percent and is consolidated in the financial statements. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 is held by Con Edison Development. The maximum exposure for Texas Solar 4 is the net assets of the investment offset by a $9 million noncontrolling interest.
(b)	Pilesgrove has 3-5 year Solar Renewable Energy Credit hedges in place.
(c)	For investments accounted for under the equity method, maximum exposure is equal to the carrying value of the investment on the balance sheet. For consolidated investments, maximum exposure is equal to the net assets of the investment on the balance sheet less any applicable minority interest. Con Edison did not provide any financial or other support during the year that was not previously contractually required.

Note N — New Financial Accounting Standards

In January 2015, the Financial Accounting Standards Board (FASB) issued amendments on income statement guidance through Accounting Standards Update (ASU) No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20).” The amendments reduce the complexity of accounting standards related to the income statement by eliminating the requirement to report extraordinary items separately. The amendments are effective for reporting periods beginning on or after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In February 2015, the FASB issued amendments on consolidation guidance through ASU No. 2015-02, “Consolidation (Topic 810).” The amendments provide additional guidance for VIE accounting of limited partnerships and similar legal entities, fees paid to decision makers of a VIE, the effect of fee arrangements on primary beneficiary determination, the effect of related parties on primary beneficiary determination. For public entities, the amendments are effective prospectively for reporting periods beginning on or after December 15, 2015. Early adoption is permitted. The Companies are evaluating the application and impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

In April 2015, the FASB issued amendments on debt issuance costs guidance through ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments provide additional guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as a deferred cost (i.e. an asset) as required by current guidance. For public entities, the amendments are effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The Companies are in the process of evaluating the application and impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

In April 2015, the FASB issued amendments on internal-use software guidance through ASU No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments provide guidance to customers about whether a cloud computing arrangement would be accounted for as a license of internal use software. If the arrangement is not deemed to contain a software license, it would be accounted for as a service contract. For public entities, the amendments are effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The Companies are in the process of evaluating the application and impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements (the First Quarter Financial Statements) included in this report of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (CECONY) and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and CECONY. CECONY is a subsidiary of Con Edison and, as such, information in this management’s discussion and analysis about CECONY applies to Con Edison.

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2014 (File Nos. 1-14514 and 1-1217, the Form 10-K).

Information in any item of this report referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

Con Edison, incorporated in New York State in 1997, is a holding company that owns all of the outstanding common stock of CECONY, Orange and Rockland Utilities, Inc. (O&R) and the competitive energy businesses. In addition, in 2014 Con Edison formed Consolidated Edison Transmission, LLC (Con Edison Transmission) to invest in a transmission company. As used in this report, the term the “Companies” refers to Con Edison and CECONY.

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

Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted assets. The company invests to provide reliable, resilient, safe, and clean energy critical for New York City’s growing economy. The company is an industry leading owner and operator of contracted, large-scale solar generation in the United States. Con Edison is a responsible neighbor, helping the communities it serves become more sustainable.

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses sell to retail customers electricity purchased in wholesale markets and enter into related hedging transactions, provide energy-related products and services to wholesale and retail customers, and develop, own and operate renewable and energy infrastructure projects. Con Edison is considering strategic alternatives with respect to the retail electric supply business of its competitive energy businesses. At March 31, 2015, Con Edison’s equity investment in its competitive energy businesses was $464 million and their assets were $1,168 million.

Certain financial data of Con Edison’s businesses are presented below:

	Three months ended March 31, 2015				At March 31, 2015
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$3,010	83%	$348	94%	$39,180	89%
O&R	233	7%	22	6%	2,723	6%
Total Utilities	3,243	90%	370	100%	41,903	95%
Con Edison Solutions (a)	330	9%	(6)	(2)%	333	1%
Con Edison Energy (a)	31	1%	4	1%	131	—%
Con Edison Development	10	—%	4	1%	767	2%
Other (b)	2	—%	(2)	—%	843	2%
Total Con Edison	$3,616	100%	$370	100%	$43,977	100%

(a)	Net income from the competitive energy businesses for the three months ended March 31, 2015 includes $5 million of net after-tax mark-to-market gains/(losses) (Con Edison Solutions, $7 million and Con Edison Energy, $(2) million).
(b)	Other includes parent company and consolidation adjustments.

Results of Operations

Net income for common stock and earnings per share for the three months ended March 31, 2015 and 2014 were as follows:

	Net Income for Common Stock (Millions of Dollars)		Earnings Per Share
	2015	2014	2015	2014
CECONY	$348	$334	$1.19	$1.14
O&R	22	21	0.07	0.07
Competitive energy businesses (a)	2	9	—	0.03
Other (b)	(2)	(3)	—	(0.01)
Con Edison (c)	$370	$361	$1.26	$1.23

(a)	Includes $5 million or $0.01 a share and $11 million or $0.04 a share of net after-tax mark-to-market gains in the three months ended March 31, 2015 and 2014, respectively. Also includes an after-tax benefit of $7 million or $0.02 a share relating to the lease in/lease out (LILO) transactions terminated in 2013 in the three months ended March 31, 2014.
(b)	Other includes parent company and consolidation adjustments.
(c)	Earnings per share on a diluted basis were $1.26 a share and $1.23 a share for the three months ended March 31, 2015 and 2014, respectively.

The Companies’ results of operations for the three months ended March 31, 2015, as compared with the 2014 period, reflect primarily changes in the Utilities’ rate plans including growth in its gas delivery service related to oil-to-gas conversions, and lower other operations and maintenance expenses. The rate plans provide for revenues to cover expected increases in certain other operations and maintenance expenses and depreciation, reflecting primarily the impact of higher utility plant balances. The results of operations also include the impact of LILO transactions in 2014 and the net mark-to-market effects of the competitive energy businesses.

The following table presents the estimated effect on earnings per share and net income for common stock for the 2015 period as compared with 2014 period, resulting from these and other major factors:

	Earnings per Share Variation	Net Income for Common Stock Variation (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.06	$17
Other operations and maintenance expenses	0.04	13
Depreciation and amortization	(0.03)	(10)
Net interest expense	(0.03)	(8)
Other	0.01	2
Total CECONY	0.05	14
O&R (a)
Changes in rate plans	0.02	5
Other operations and maintenance expenses	(0.01)	(2)
Other	(0.01)	(2)
Total O&R	—	1
Competitive energy businesses
Other operations and maintenance expenses	(0.01)	(4)
Net interest expense	(0.02)	(7)
Other	—	4
Total competitive energy businesses (b)	(0.03)	(7)
Other, including parent company expenses	0.01	1
Total variations	$0.03	$9

(a)	Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Under the rate plans, pension and other postretirement costs and certain other costs are reconciled to amounts reflected in rates for such costs. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect the Companies’ results of operations.
(b)	These variations include the net mark-to-market effects and impact of the LILO transactions shown in note (a) in the Results of Operations table above.

The Companies’ other operations and maintenance expenses for the three months ended March 31, 2015 and 2014 were as follows:

(Millions of Dollars)	2015	2014
CECONY
Operations	$342	$368
Pensions and other postretirement benefits	91	117
Health care and other benefits	40	36
Regulatory fees and assessments (a)	154	123
Other	76	81
Total CECONY	703	725
O&R	82	78
Competitive energy businesses	30	23
Other (b)	(1)	(1)
Total other operations and maintenance expenses	$814	$825

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.
(b)	Includes parent company and consolidation adjustments.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three months ended March 31, 2015 and 2014 follows. For additional business segment financial information, see Note J to the First Quarter Financial Statements.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

The Companies’ results of operations in 2015 compared with 2014 were:

	CECONY		O&R		Competitive Energy Businesses		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(194)	(6.1)%	$(23)	(9.0)%	$45	13.7%	$(1)	—%	$(173)	(4.6)%
Purchased power	(78)	(12.6)	(18)	(26.1)	17	6.1	—	—	(79)	(8.2)
Fuel	(2)	(1.3)	—	—	—	—	—	—	(2)	(1.3)
Gas purchased for resale	(148)	(42.8)	(18)	(45.0)	28	Large	—	—	(138)	(34.5)
Other operations and maintenance	(22)	(3.0)	4	5.1	7	30.4	—	—	(11)	(1.3)
Depreciation and amortization	17	7.1	3	21.4	(2)	(28.6)	—	—	18	6.9
Taxes, other than income taxes	(2)	(0.4)	—	—	—	—	—	—	(2)	(0.4)
Operating income	41	6.4	6	15.4	(5)	Large	(1)	Large	41	6.0
Other income less deductions	(5)	(83.3)	(1)	Large	1	50.0	(1)	Large	(6)	(60.0)
Net interest expense	14	10.7	—	—	12	Large	(1)	(14.3)	25	18.4
Income before income tax expense	22	4.2	5	16.1	(16)	Large	(1)	(20.0)	10	1.8
Income tax expense	8	4.3	4	40.0	(9)	Large	(2)	Large	1	0.5
Net income for common stock	$14	4.2%	$1	4.8%	$(7)	(77.8)%	$1	33.3%	$9	2.5%

(a)	Includes parent company and consolidation adjustments.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
(Millions of Dollars)	Electric	Gas	Steam	2015 Total	Electric	Gas	Steam	2014 Total	2015-2014 Variation
Operating revenues	$1,980	$655	$375	$3,010	$2,074	$789	$341	$3,204	$(194)
Purchased power	526	—	13	539	598	—	19	617	(78)
Fuel	57	—	97	154	92	—	64	156	(2)
Gas purchased for resale	—	198	—	198	—	346	—	346	(148)
Other operations and maintenance	545	109	49	703	569	104	52	725	(22)
Depreciation and amortization	202	35	20	257	189	32	19	240	17
Taxes, other than income taxes	371	72	32	475	369	74	34	477	(2)
Operating income	$279	$241	$164	$684	$257	$233	$153	$643	$41

Electric

CECONY’s results of electric operations for the three months ended March 31, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2015	March 31, 2014	Variation
Operating revenues	$1,980	$2,074	$(94)
Purchased power	526	598	(72)
Fuel	57	92	(35)
Other operations and maintenance	545	569	(24)
Depreciation and amortization	202	189	13
Taxes, other than income taxes	371	369	2
Electric operating income	$279	$257	$22

CECONY’s electric sales and deliveries for the three months ended March 31, 2015 compared with the 2014 period were:

	Millions of kWhs Delivered					Revenues in Millions (a)
	Three Months Ended					Three Months Ended
Description	March 31, 2015	March 31, 2014	Variation	Percent Variation		March 31, 2015	March 31, 2014	Variation	Percent Variation
Residential/Religious (b)	2,463	2,416	47	1.9%		$717	$787	$(70)	(8.9)%
Commercial/Industrial	2,436	2,461	(25)	(1.0)		527	618	(91)	(14.7)
Energy choice customers	6,400	6,437	(37)	(0.6)		596	522	74	14.2
NYPA, Municipal Agency and other sales	2,584	2,582	2	0.1		128	133	(5)	(3.8)
Other operating revenues (c)	—	—	—	—		12	14	(2)	(14.3)
Total	13,883	13,896	(13)	(0.1	)% (d)	$1,980	$2,074	$(94)	(4.5)%

(a)	Revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.
(d)	After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.4 percent in three months ended March 31, 2015 compared with the 2014 period.

Operating revenues decreased $94 million in the three months ended March 31, 2015 compared with the 2014 period due primarily to lower purchased power ($72 million) and fuel expenses ($35 million), offset in part by higher revenues from the electric rate plan ($13 million).

Purchased power expenses decreased $72 million in the three months ended March 31, 2015 compared with the 2014 period due to a decrease in unit costs ($84 million), offset by higher purchased volumes ($12 million).

Fuel expenses decreased $35 million in the three months ended March 31, 2015 compared with the 2014 period due to lower unit costs ($24 million) and lower sendout volumes from the company’s electric generating facilities ($11 million).

Other operations and maintenance expenses decreased $24 million due primarily to lower electric operating costs ($28 million), lower pension costs ($21 million) and lower costs for the support and protection of company underground facilities to accommodate New York City municipal projects ($5 million), offset in part by an increase in the surcharges for assessments and fees that are collected in revenues from customers ($32 million).

Depreciation and amortization increased $13 million due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $2 million principally due to higher payroll taxes, offset in part by lower property taxes. In April 2015, New York State enacted legislation that eliminated, retroactive to January 1, 2015, a New York City subsidiary capital tax. In 2014, CECONY’s taxes, other than income taxes, included a subsidiary capital tax of $7 million.

Gas

CECONY’s results of gas operations for the three months ended March 31, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2015	March 31, 2014	Variation
Operating revenues	$655	$789	$(134)
Gas purchased for resale	198	346	(148)
Other operations and maintenance	109	104	5
Depreciation and amortization	35	32	3
Taxes, other than income taxes	72	74	(2)
Gas operating income	$241	$233	$8

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2015 compared with the 2014 period were:

	Thousands of Dt Delivered				Revenues in Millions (a)
	Three Months Ended				Three Months Ended
Description	March 31, 2015	March 31, 2014	Variation	Percent Variation	March 31, 2015	March 31, 2014	Variation	Percent Variation
Residential	25,555	21,736	3,819	17.6%	$303	$362	$(59)	(16.3)%
General	13,646	14,017	(371)	(2.6)	124	164	(40)	(24.4)
Firm transportation	34,687	29,011	5,676	19.6	187	180	7	3.9
Total firm sales and transportation	73,888	64,764	9,124	14.1 (b)	614	706	(92)	(13.0)
Interruptible sales (c)	2,840	5,124	(2,284)	(44.6)	27	60	(33)	(55.0)
NYPA	9,767	11,468	(1,701)	(14.8)	1	1	—	—
Generation plants	12,822	13,079	(257)	(2.0)	6	8	(2)	(25.0)
Other	7,656	7,342	314	4.3	8	12	(4)	(33.3)
Other operating revenues (d)	—	—	—	—	(1)	2	(3)	Large
Total	106,973	101,777	5,196	5.1%	$655	$789	$(134)	(17.0)%

(a)	Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Delivery revenues, however, are affected by changes in volumes attributable to changes in the average number of customers.
(b)	After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 9.8 percent in the three months ended March 31, 2015 compared with the 2014 period reflecting primarily increased volumes attributable to additional customers that have converted from oil to gas as heating fuel for their buildings.
(c)	Includes 1,097 and 3,531 thousands of Dt for 2015 and 2014 periods, respectively, which are also reflected in firm transportation and other.
(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues decreased $134 million in the three months ended March 31, 2015 compared with the 2014 period due primarily to a decrease in gas purchased for resale expenses ($148 million), offset in part by higher revenues from the gas rate plan ($19 million) reflecting primarily higher delivery volumes attributable to oil-to-gas conversions.

Gas purchased for resale decreased $148 million in the three months ended March 31, 2015 compared with the 2014 period due to lower unit costs ($167 million), offset by higher sendout volumes ($18 million).

Other operations and maintenance expenses increased $5 million due primarily to higher operating costs attributable to emergency response ($13 million), offset in part by lower costs for the support and protection of company underground facilities to accommodate New York City municipal projects ($4 million) and lower pension costs ($3 million).

Depreciation and amortization increased $3 million due primarily to higher gas utility plant balances.

Taxes, other than income taxes decreased $2 million principally due to lower state and local revenue taxes.

Steam

CECONY’s results of steam operations for the three months ended March 31, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2015	March 31, 2014	Variation
Operating revenues	$375	$341	$34
Purchased power	13	19	(6)
Fuel	97	64	33
Other operations and maintenance	49	52	(3)
Depreciation and amortization	20	19	1
Taxes, other than income taxes	32	34	(2)
Steam operating income	$164	$153	$11

CECONY’s steam sales and deliveries for the three months ended March 31, 2015 compared with the 2014 period were:

	Millions of Pounds Delivered					Revenues in Millions
	Three Months Ended					Three Months Ended
Description	March 31, 2015	March 31, 2014	Variation	Percent Variation		March 31, 2015	March 31, 2014	Variation	Percent Variation
General	373	380	(7)	(1.8)%		$18	$17	$1	5.9%
Apartment house	3,119	2,901	218	7.5		100	88	12	13.6
Annual power	7,025	7,010	15	0.2		262	247	15	6.1
Other operating revenues (a)	—	—	—	—		(5)	(11)	6	54.5
Total	10,517	10,291	226	2.2	% (b)	$375	$341	$34	10.0%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.
(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.6 percent in three months ended March 31, 2015 compared with the 2014 period.

Operating revenues increased $34 million in the three months ended March 31, 2015 compared with the 2014 period due primarily to higher fuel expenses ($33 million) and the weather impact on revenues ($7 million), offset in part by lower purchased power costs ($6 million) and lower revenues from the steam rate plan ($3 million).

Purchased power expenses decreased $6 million in the three months ended March 31, 2015 compared with the 2014 period due to a decrease in unit costs ($7 million), offset by higher purchased volumes ($1 million).

Fuel expenses increased $33 million in the three months ended 2015 compared with the 2014 period due to higher unit costs ($31 million) and higher sendout volumes ($2 million).

Other operations and maintenance expenses decreased $3 million due primarily to lower costs for the support and protection of company underground facilities to accommodate New York City municipal projects ($2 million) and lower pension costs ($2 million).

Depreciation and amortization increased $1 million due primarily to higher steam utility plant balances.

Taxes, other than income taxes decreased $2 million principally due to lower property taxes.

Other Income (Deductions)

Other income (deductions) decreased $5 million in the three months ended March 31, 2015 compared with the 2014 period due primarily to the gain on sale of certain non-utility property in 2014.

Net Interest Expense

Net interest expense increased $14 million in the three months ended March 31, 2015 compared with the 2014 period due primarily to higher interest charges on long-term debt in 2015.

Income Tax Expense

Income taxes increased $8 million in the three months ended March 31, 2015 compared with the 2014 period due primarily to higher income before income tax expense.

O&R

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Millions of Dollars)	Electric	Gas	2015 Total	Electric	Gas	2014 Total	2015-2014 Variation
Operating revenues	$156	$77	$233	$163	$93	$256	$(23)
Purchased power	51	—	51	69	—	69	(18)
Gas purchased for resale	—	22	22	—	40	40	(18)
Other operations and maintenance	64	18	82	61	17	78	4
Depreciation and amortization	12	5	17	10	4	14	3
Taxes, other than income taxes	11	5	16	11	5	16	—
Operating income	$18	$27	$45	$12	$27	$39	$6

Electric

O&R’s results of electric operations for the three months ended March 31, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2015	March 31, 2014	Variation
Operating revenues	$156	$163	$(7)
Purchased power	51	69	(18)
Other operations and maintenance	64	61	3
Depreciation and amortization	12	10	2
Taxes, other than income taxes	11	11	—
Electric operating income	$18	$12	$6

O&R’s electric sales and deliveries for the three months ended March 31, 2015 compared with the 2014 period were:

	Millions of kWhs Delivered					Revenues in Millions (a)
	Three Months Ended					Three Months Ended
Description	March 31, 2015	March 31, 2014	Variation	Percent Variation		March 31, 2015	March 31, 2014	Variation	Percent Variation
Residential/Religious (b)	381	376	5	1.3%		$73	$74	$(1)	(1.4)%
Commercial/Industrial	196	213	(17)	(8.0)		30	37	(7)	(18.9)
Energy choice customers	794	784	10	1.3		49	45	4	8.9
Public authorities	25	25	—	—		3	5	(2)	(40.0)
Other operating revenues (c)	—	—	—	—		1	2	(1)	(50.0)
Total	1,396	1,398	(2)	(0.1	)% (d)	$156	$163	$(7)	(4.3)%

(a)	O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.
(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.
(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 1.8 percent in the three months ended March 31, 2015 compared with the 2014 period.

Operating revenues decreased $7 million in the three months ended March 31, 2015 compared with the 2014 period due primarily to lower purchased power expenses ($18 million), offset in part by higher revenues from the New York electric rate plan ($7 million).

Purchased power expenses decreased $18 million in the three months ended March 31, 2015 compared with the 2014 period due to a decrease in unit costs ($19 million), offset by an increase in purchased volumes ($1 million).

Other operations and maintenance expenses increased $3 million due primarily to an increase in surcharges for assessments and fees that are collected in revenues from customers ($1 million) and increase in storm costs ($1 million).

Depreciation and amortization increased $2 million due primarily to higher electric utility plant balances.

Gas

O&R’s results of gas operations for the three months ended March 31, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2015	March 31, 2014	Variation
Operating revenues	$77	$93	$(16)
Gas purchased for resale	22	40	(18)
Other operations and maintenance	18	17	1
Depreciation and amortization	5	4	1
Taxes, other than income taxes	5	5	—
Gas operating income	$27	$27	$—

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2015 compared with the 2014 period were:

	Thousands of Dt Delivered				Revenues in Millions (a)
	Three Months Ended				Three Months Ended
Description	March 31, 2015	March 31, 2014	Variation	Percent Variation	March 31, 2015	March 31, 2014	Variation	Percent Variation
Residential	4,383	4,029	354	8.8%	$36	$49	$(13)	(26.5)%
General	968	910	58	6.4	7	10	(3)	(30.0)
Firm transportation	6,370	6,176	194	3.1	31	33	(2)	(6.1)
Total firm sales and transportation	11,721	11,115	606	5.5 (b)	74	92	(18)	(19.6)
Interruptible sales	1,253	1,286	(33)	(2.6)	1	1	—	—
Generation plants	14	15	(1)	(6.7)	—	—	—	—
Other	486	458	28	6.1	—	—	—	—
Other gas revenues	—	—	—	—	2	—	2	Large
Total	13,474	12,874	600	4.7%	$77	$93	$(16)	(17.2)%

(a)	Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Delivery revenues, however, are affected by changes in volumes attributable to changes in the average number of customers.
(b)	After adjusting for weather and other variations, total firm sales and transportation volumes decreased 1.0 percent in three months ended March 31, 2015 compared with the 2014 period.

Operating revenues decreased $16 million in the three months ended March 31, 2015 compared with the 2014 period due primarily to the decrease in gas purchased for resale ($18 million), offset in part by higher revenues from the gas rate plan ($1 million).

Gas purchased for resale decreased $18 million in the three months ended March 31, 2015 compared with the 2014 period due to a decrease in unit costs ($21 million), offset by an increase in purchased volumes ($3 million).

Other operations and maintenance expenses increased $1 million due primarily to an increase in surcharges for assessments and fees that are collected in revenues from customers.

Depreciation and amortization increased $1 million due primarily to higher gas utility plant balances.

Income Tax Expense

Income taxes increased $4 million in the three months ended March 31, 2015 compared with the 2014 period due primarily to higher income before income tax expense and higher amortization of New York State’s Metropolitan Transportation Authority business tax ($1 million).

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the three months ended March 31, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2015	March 31, 2014	Variation
Operating revenues	$374	$329	$45
Purchased power	294	277	17
Gas purchased for resale	42	14	28
Other operations and maintenance	30	23	7
Depreciation and amortization	5	7	(2)
Taxes, other than income taxes	6	6	—
Operating income (loss)	$(3)	$2	$(5)

Operating revenues increased $45 million in the three months ended March 31, 2015 compared with the 2014 period, due primarily to higher wholesale and electric retail revenues. Wholesale revenues increased $11 million in the three months ended March 31, 2015 as compared with the 2014 period due to higher sales volume. Electric retail revenues increased $30 million, due to higher sales volumes ($40 million), offset by lower unit prices ($10 million). Solar revenues decreased $2 million in the three months ended March 31, 2015 as compared with the 2014 period primarily due to Con Edison Development’s May 2014 sale of 50 percent of its membership interest in CED California Holdings Financing I, LLC. Net mark-to-market values decreased $12 million in the three months ended March 31, 2015 as compared with the 2014 period, of which $8 million in losses are reflected in purchased power expenses and $4 million in gains are reflected in revenues. Other revenues increased $10 million in the three months ended March 31, 2015 as compared with the 2014 period, due primarily to higher energy services revenues.

Purchased power expenses increased $17 million in the three months ended March 31, 2015 compared with the 2014 period due primarily to higher volumes ($35 million) and changes in mark-to-market losses ($8 million), offset by lower unit prices ($26 million).

Gas purchased for resale increased $28 million due primarily to higher volumes.

Other operations and maintenance expenses increased $7 million due primarily to an increase in solar electric production projects in operation during 2015.

Depreciation and maintenance expense decreased $2 million due to lower non-utility plant balances.

Net Interest Expense

Net interest expense increased $12 million in the three months ended March 31, 2015 compared to the 2014 period due primarily to adjustments to accrued interest on taxes relating to the LILO transactions which were terminated in 2013.

Income Tax Expense

Income taxes decreased $9 million in the three months ended March 31, 2015 compared with the 2014 period due primarily to lower income before income tax expense and higher production tax credits and amortization of investment tax credits ($2 million).

Other

For Con Edison, “Other” includes parent company and consolidation adjustments.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Con Edison			CECONY
(Millions of Dollars)	2015	2014	Variance	2015	2014	Variance
Operating activities	$559	$224	$335	$480	$11	$469
Investing activities	(667)	(634)	(33)	(568)	(510)	(58)
Financing activities	(474)	(162)	(312)	(521)	(75)	(446)
Net change	(582)	(572)	(10)	(609)	(574)	(35)
Balance at beginning of period	699	674	25	645	633	12
Balance at end of period	$117	$102	$15	$36	$59	$(23)

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

Net cash flows from operating activities for the three months ended March 31, 2015 for Con Edison and CECONY were $335 million and $469 million higher, respectively, than in 2014. The increase in net cash flows for Con Edison reflects primarily the lower income taxes paid, net of refunds received in 2015 and special deposits applied against accrued taxes in 2014 related to the LILO transactions. For CECONY, the increase in net cash flows reflects primarily the lower income taxes paid, net of refunds received in 2015.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $33 million and $58 million higher, respectively, for the three months ended March 31, 2015 compared with the 2014 period. The changes for Con Edison and CECONY reflect increased utility construction expenditures in 2015. In addition, the change for Con Edison reflects primarily the absence in the 2015 period of grants related to solar electric production projects ($36 million), decreased investments in renewable electric production projects ($45 million) and decreased non-utility construction expenditures ($19 million).

Cash Flows Used in Financing Activities

Net cash flows used in financing activities for Con Edison and CECONY were $312 million and $446 million higher, respectively, in the three months ended March 31, 2015 compared with the 2014 period.

In March 2014, CECONY issued $850 million of 4.45 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In February 2014, CECONY redeemed at maturity $200 million of 4.70 percent 10-year debentures.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at March 31, 2015 and 2014 and the average daily balances for the three months ended March 31, 2015 and 2014 for Con Edison and CECONY were as follows:

	2015		2014
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31	Daily average	Outstanding at March 31	Daily average
Con Edison	$519	$605	$830	$961
CECONY	$268	$217	$669	$777
Weighted average yield	0.5%	0.4%	0.2%	0.2%

Capital Requirements and Resources

In April 2015, Con Edison increased its estimate of capital expenditures in 2015 by its competitive energy businesses from $375 million to $835 million to fund additional renewable energy project development.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2015 and 2014 and the twelve months ended December 31, 2014 was:

	Ratio of Earnings to Fixed Charges
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	For the Twelve Months Ended December 31, 2014
Con Edison (a)	4.3	4.8	3.6
CECONY	4.5	4.6	3.8

(a)	Reflects after-tax benefit/(charge) to earnings relating to Con Edison Development’s LILO transactions of $7 million and $(1) million for the three months ended March 31, 2014 and twelve months ended December 31, 2014, respectively.

For each of the Companies, the common equity ratio at March 31, 2015 and December 31, 2014 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2015	December 31, 2014
Con Edison	52.2	52.0
CECONY	50.8	50.7

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at March 31, 2015, compared with December 31, 2014.

	Con Edison	CECONY
(Millions of Dollars)	2015 vs. 2014 Variance	2015 vs. 2014 Variance
Assets
Prepayments	$307	$278
Regulatory asset — Unrecognized pension and other postretirement costs	(253)	(235)
Income taxes receivable	(224)	—
Liabilities
Deferred income taxes and investment tax credits	$181	$110
Pension and retiree benefits	(285)	(271)

Prepayments

The increase in prepayments for Con Edison and CECONY reflects primarily CECONY’s January 2015 payment of its New York City semi-annual property taxes, offset by three months of amortization, while the December 2014 balance reflects the amortization of the previous semi-annual payment.

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits

The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2014, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2015. See Notes B, E and F to the First Quarter Financial Statements.

Income Taxes Receivable

The decrease in income taxes receivable for Con Edison reflects the refund received in March 2015 from the Internal Revenue Service as a result of the extension of bonus depreciation in December 2014.

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

Off-Balance Sheet Arrangements

The Companies have interests in a number of non-consolidated variable interest entities (VIEs) that are accounted for under the equity method. Aside from the guarantees issued by Con Edison Development discussed below, none of the Companies’ interests in VIEs meet the SEC definition of off-balance sheet arrangements. For information regarding the Companies’ VIEs, see Note M to the First Quarter Financial Statements.

Con Edison Development issued two guarantees ($35 million maximum and $15 million maximum) on behalf of two entities in which it acquired a 50 percent interest in July 2013 and March 2014, respectively (see “Guarantees” in Note H to the First Quarter Financial Statements). The entities were formed to develop, construct and operate solar electric production facilities with a cumulative capacity of 400 MW (AC). The guarantees were issued in connection with the construction of the solar electric production facilities. Con Edison Development is not the primary beneficiary of these entities since the power to direct the activities that most significantly impact the economics of the facilities is shared equally between Con Edison Development and a third party. No payments have been made nor are any expected to be made under the guarantees.

Regulatory Matters

In February 2015, the NYSPSC issued an order in its Reforming the Energy Vision (REV) proceeding in which, among other things, the NYSPSC:

•

Ordered CECONY, O&R and the other electric utilities to file distributed system implementation plans pursuant to which the utilities, under the NYSPSC’s authority and supervision, would serve as distributed system platforms to optimize the use of distributed energy resources (DER);

•

Indicated that the utilities will be allowed to own DER only under limited circumstances, and that utility affiliate ownership of DER within the utility’s service territory will require market power protections;

•	Ordered the utilities to file energy efficiency plans with their program costs to be recovered through rates (instead of through the current surcharge);

•	Instituted a separate track in the REV proceeding to consider large-scale renewable generation; and

•	Indicated that the design and implementation of the reformed energy system will occur over a period of years.

For information about a Joint Proposal, which is subject to NYSPSC approval, for the extension of CECONY’s current electric rate plan through 2016 and additional regulatory matters, see Note B to the First Quarter Financial Statements.

Con Edison Development

The following table provides information about the projects Con Edison Development owned at March 31, 2015:

Renewable Electric Production Projects
Project Name	Production Technology	Generating Capacity(a) (MWs AC)	PPA Term (In Years)	Actual/Expected In-Service Date	Location (State)
Wholly owned projects
Flemington	Solar	8	n/a(b)	2011	New Jersey
Frenchtown I, II and III	Solar	14	n/a(b)	2011-13	New Jersey
PA Solar	Solar	10	n/a(b)	2012	Pennsylvania
Shrewsbury	Solar	3	20(b)	2012	Massachusetts
Groveland	Solar	3	20(b)	2012	Massachusetts
White River 2	Solar	20	20	2014	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	5	25	2015	Texas
Projects of less than 3 MW	Solar	14	Various	Various	Various
Jointly owned projects
Pilesgrove	Solar	9	n/a(b)	2011	New Jersey
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2 (partial)	Solar	60	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	37	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW in Operation		501
Copper Mountain Solar 2 (partial)	Solar	15	25	2015	Nevada
Atwell West	Solar	20	20	2015	California
Corcoran 2	Solar	20	20	2015	California
Corcoran 3	Solar	20	20	2016	California
Total MW in Construction		75
Total MW (c)		576

(a)	Represents Con Edison Development’s ownership interest in the project.
(b)	New Jersey, Pennsylvania and Massachusetts assets have 3-5 year Solar Renewable Energy Credit (SREC) hedges in place.
(c)	Does not include projects for which construction has not commenced.

Con Edison Transmission

In April 2015, the Federal Energy Regulatory Commission (FERC) issued an order granting certain transmission incentives and setting the return on equity and the requested formula rate for hearing and settlement. FERC rejected the New York Transco LLC’s (NY Transco) proposed cost allocation and laid out alternative approaches to address cost allocation. FERC also said it did not need to provide authorization for the sale of projects to NY Transco because they are expected to be sold before assets are placed in service.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at March 31, 2015, a 10 percent variation in interest rates applicable to its variable rate debt would not result in material changes in annual interest expense. Under CECONY’s current gas, steam and electric rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual tax-exempt (and under the gas rate plan, taxable) long-term debt interest expense are reconciled to the level set in rates.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note K to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2015, a 10 percent decline in market prices would result in a decline in fair value of $54 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $49 million is for CECONY and $5 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2015	2014
	(Millions of Dollars)
Average for the period	$1	$1
High	2	7
Low	1	—

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

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. See Note K to the First Quarter Financial Statements.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 58 percent equities and 42 percent fixed income and other securities. At March 31, 2015, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.

For the Utilities’ pension and other postretirement benefit plans, regulatory accounting treatment is generally applied in accordance with the accounting rules for regulated operations. In accordance with the Statement of Policy issued by the NYSPSC and its current electric, gas and steam rate plans, CECONY defers for payment to or recovery from customers the difference between the pension and other postretirement benefit expenses and the amounts for such expenses reflected in rates. Generally, O&R also defers such difference pursuant to its rate plans.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about Con Edison common shares purchased in open-market transactions for the quarter ended March 31, 2015. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	125,564	$67.50	—	—
February 1, 2015 to February 28, 2015	83,109	65.20	—	—
March 1, 2015 to March 31, 2015	63,205	60.74	—	—
Total	271,878	$65.23	—	—

Item 6: Exhibits

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2015 and 2014, and the 12-month period ended December 31, 2014.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 3.2	By-laws of CECONY, effective May 18, 2015.

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2015 and 2014, and the 12-month period ended December 31, 2014.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

DATE: May 7, 2015	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

