Form 10-Q
period 2015-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2015-08-06
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
As of July 31, 2015, Con Edison had outstanding 292,871,896 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.
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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Consolidated Edison Transmission, LLC
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States of America
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour
Other
AFUDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
DSP	Distributed System Platform
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Second Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended June 30 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2014
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES
Electric	$2,040	$2,134	$4,175	$4,372
Gas	324	395	1,056	1,277
Steam	96	98	471	439
Non-utility	328	284	702	612
TOTAL OPERATING REVENUES	2,788	2,911	6,404	6,700
OPERATING EXPENSES
Purchased power	660	783	1,544	1,746
Fuel	31	34	185	189
Gas purchased for resale	89	151	351	551
Other operations and maintenance	802	801	1,616	1,627
Depreciation and amortization	276	265	555	526
Taxes, other than income taxes	458	467	955	966
TOTAL OPERATING EXPENSES	2,316	2,501	5,206	5,605
Gain on sale of solar energy projects	—	45	—	45
OPERATING INCOME	472	455	1,198	1,140
OTHER INCOME (DEDUCTIONS)
Investment and other income	14	14	19	25
Allowance for equity funds used during construction	1	1	2	3
Other deductions	(5)	(6)	(7)	(8)
TOTAL OTHER INCOME	10	9	14	20
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	482	464	1,212	1,160
INTEREST EXPENSE
Interest on long-term debt	156	147	311	293
Other interest (income)	7	4	13	(5)
Allowance for borrowed funds used during construction	(1)	(1)	(1)	(2)
NET INTEREST EXPENSE	162	150	323	286
INCOME BEFORE INCOME TAX EXPENSE	320	314	889	874
INCOME TAX EXPENSE	101	102	300	300
NET INCOME FOR COMMON STOCK	$219	$212	$589	$574
Net income for common stock per common share—basic	$0.75	$0.73	$2.01	$1.96
Net income for common stock per common share—diluted	$0.74	$0.72	$2.01	$1.95
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.65	$0.63	$1.30	$1.26
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	292.9	292.9	292.9	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	294.0	294.0	293.9	294.0
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions of Dollars)
NET INCOME	$219	$212	$589	$574
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	1	6	5
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	1	6	5
COMPREHENSIVE INCOME FOR COMMON STOCK	$220	$213	$595	$579
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$589	$574
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	555	526
Deferred income taxes	202	162
Rate case amortization and accruals	(20)	61
Common equity component of allowance for funds used during construction	(2)	(3)
Net derivative gains (loss)	8	(15)
Pre-tax gain on sale of solar electric production projects	—	(45)
Other non-cash items (net)	18	(6)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	35	24
Special deposits	4	312
Materials and supplies, including fuel oil and gas in storage	48	40
Other receivables and other current assets	(21)	2
Income taxes receivable	224	—
Prepayments	(144)	(11)
Accounts payable	(158)	21
Pensions and retiree benefits obligations (net)	379	404
Pensions and retiree benefits contributions	(407)	(406)
Accrued taxes	(20)	(407)
Accrued interest	(1)	(76)
Superfund and environmental remediation costs (net)	15	16
Distributions from equity investments related to renewable electric production projects	18	—
Deferred charges, noncurrent assets and other regulatory assets	(3)	(35)
Deferred credits and other regulatory liabilities	136	158
Other current and noncurrent liabilities	31	(39)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,486	1,257
INVESTING ACTIVITIES
Utility construction expenditures	(1,174)	(1,073)
Cost of removal less salvage	(105)	(99)
Non-utility construction expenditures	(178)	(113)
Investments in/acquisitions of renewable electric production projects	(252)	(107)
Proceeds from grants related to solar electric production projects	—	36
Proceeds from sale of solar electric production projects	—	108
Return of equity investments related to renewable electric production projects	6	—
Restricted cash	(22)	15
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,725)	(1,233)
FINANCING ACTIVITIES
Net issuance of short-term debt	445	80
Issuance of long-term debt	238	850
Retirement of long-term debt	(45)	(478)
Debt issuance costs	(2)	(6)
Common stock dividends	(380)	(368)
Issuance of common shares for stock plans, net of repurchases	(7)	(2)
NET CASH FLOWS FROM FINANCING ACTIVITIES	249	76
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	10	100
BALANCE AT BEGINNING OF PERIOD	699	674
BALANCE AT END OF PERIOD	$709	$774
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$305	$277
Income taxes	$(9)	$518
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$213	$140
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2015	December 31, 2014
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$709	$699
Special deposits	4	8
Accounts receivable – customers, less allowance for uncollectible accounts of $91 and $96 in 2015 and 2014, respectively	1,084	1,201
Other receivables, less allowance for uncollectible accounts of $10 in 2015 and 2014	255	133
Income taxes receivable	—	224
Accrued unbilled revenue	361	500
Fuel oil, gas in storage, materials and supplies, at average cost	321	372
Prepayments	307	163
Regulatory assets	75	148
Deferred tax assets	173	128
Assets held for sale	167	—
Other current assets	223	278
TOTAL CURRENT ASSETS	3,679	3,854
INVESTMENTS	848	816
UTILITY PLANT, AT ORIGINAL COST
Electric	25,741	25,091
Gas	6,329	6,102
Steam	2,288	2,251
General	2,517	2,465
TOTAL	36,875	35,909
Less: Accumulated depreciation	7,826	7,614
Net	29,049	28,295
Construction work in progress	996	1,031
NET UTILITY PLANT	30,045	29,326
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $85 and $91 in 2015 and 2014, respectively	475	388
Construction work in progress	403	113
NET PLANT	30,923	29,827
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $4 in 2015 and 2014	3	3
Regulatory assets	8,646	9,156
Other deferred charges and noncurrent assets	223	223
TOTAL OTHER NONCURRENT ASSETS	9,301	9,811
TOTAL ASSETS	$44,751	$44,308
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2015	December 31, 2014
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$460	$560
Notes payable	1,245	800
Accounts payable	845	1,019
Customer deposits	348	344
Accrued taxes	52	72
Accrued interest	131	132
Accrued wages	100	95
Fair value of derivative liabilities	32	64
Regulatory liabilities	142	187
Liabilities held for sale	91	—
Other current liabilities	489	508
TOTAL CURRENT LIABILITIES	3,935	3,781
NONCURRENT LIABILITIES
Provision for injuries and damages	186	182
Pensions and retiree benefits	3,420	3,914
Superfund and other environmental costs	751	764
Asset retirement obligations	193	188
Fair value of derivative liabilities	24	13
Deferred income taxes and investment tax credits	9,408	9,076
Regulatory liabilities	1,947	1,993
Other deferred credits and noncurrent liabilities	165	181
TOTAL NONCURRENT LIABILITIES	16,094	16,311
LONG-TERM DEBT	11,925	11,631
EQUITY
Common shareholders’ equity	12,788	12,576
Noncontrolling interest	9	9
TOTAL EQUITY (See Statement of Equity)	12,797	12,585
TOTAL LIABILITIES AND EQUITY	$44,751	$44,308
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2013	292,872,396	$32	$4,995	$8,338	23,210,200	$(1,034)	$(61)	$(25)	$—	$12,245
Net income for common stock				361						361
Common stock dividends				(184)						(184)
Issuance of common shares for stock plans, net of repurchases	51,656		(2)		(51,656)	2				—
Other comprehensive income								4		4
Noncontrolling interest									—	—
BALANCE AS OF MARCH 31, 2014	292,924,052	$32	$4,993	$8,515	23,158,544	$(1,032)	$(61)	$(21)	$—	$12,426
Net income for common stock				212						212
Common stock dividends				(184)						(184)
Issuance of common shares for stock plans, net of repurchases	(45,658)		—		45,658	—				—
Other comprehensive income								1		1
Noncontrolling interest									—	—
BALANCE AS OF JUNE 30, 2014	292,878,394	$32	$4,993	$8,543	23,204,202	$(1,032)	$(61)	$(20)	$—	$12,455
BALANCE AS OF DECEMBER 31, 2014	292,876,196	$32	$4,991	$8,691	23,206,400	$(1,032)	$(61)	$(45)	$9	$12,585
Net income for common stock				370						370
Common stock dividends				(190)						(190)
Issuance of common shares for stock plans, net of repurchases	24,600		2		(24,600)	(2)				—
Other comprehensive income								5		5
Noncontrolling interest									—	—
BALANCE AS OF MARCH 31, 2015	292,900,796	$32	$4,993	$8,871	23,181,800	$(1,034)	$(61)	$(40)	$9	$12,770
Net income for common stock				219						219
Common stock dividends				(190)						(190)
Issuance of common shares for stock plans, net of repurchases	(28,134)		—		28,134	(3)				(3)
Other comprehensive income								1		1
Noncontrolling interest									—	—
BALANCE AS OF JUNE 30, 2015	292,872,662	$32	$4,993	$8,900	23,209,934	$(1,037)	$(61)	$(39)	$9	$12,797
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,879	$1,978	$3,858	$4,053
Gas	308	360	963	1,149
Steam	96	98	471	439
TOTAL OPERATING REVENUES	2,283	2,436	5,292	5,641
OPERATING EXPENSES
Purchased power	358	517	897	1,135
Fuel	31	34	185	189
Gas purchased for resale	54	104	252	451
Other operations and maintenance	687	699	1,390	1,424
Depreciation and amortization	254	247	511	486
Taxes, other than income taxes	439	449	914	926
TOTAL OPERATING EXPENSES	1,823	2,050	4,149	4,611
OPERATING INCOME	460	386	1,143	1,030
OTHER INCOME (DEDUCTIONS)
Investment and other income	2	1	3	8
Allowance for equity funds used during construction	1	1	2	1
Other deductions	(5)	(5)	(6)	(7)
TOTAL OTHER INCOME (DEDUCTIONS)	(2)	(3)	(1)	2
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	458	383	1,142	1,032
INTEREST EXPENSE
Interest on long-term debt	141	130	282	258
Other interest	5	3	9	7
Allowance for borrowed funds used during construction	—	—	(1)	(1)
NET INTEREST EXPENSE	146	133	290	264
INCOME BEFORE INCOME TAX EXPENSE	312	250	852	768
INCOME TAX EXPENSE	101	78	293	262
NET INCOME FOR COMMON STOCK	$211	$172	$559	$506
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions of Dollars)
NET INCOME	$211	$172	$559	$506
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	—	1	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	—	1	1
COMPREHENSIVE INCOME	$212	$172	$560	$507
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$559	$506
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	511	486
Deferred income taxes	135	135
Rate case amortization and accruals	(32)	55
Common equity component of allowance for funds used during construction	(2)	(2)
Other non-cash items (net)	(10)	(17)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	53	44
Materials and supplies, including fuel oil and gas in storage	42	37
Other receivables and other current assets	11	(93)
Accounts receivable from affiliated companies	(4)	—
Prepayments	18	13
Accounts payable	(101)	(71)
Pensions and retiree benefits obligations (net)	360	382
Pensions and retiree benefits contributions	(406)	(405)
Superfund and environmental remediation costs (net)	14	17
Accrued taxes	(1)	(240)
Accrued taxes to affiliated companies	(10)	—
Accrued interest	(1)	12
Deferred charges, noncurrent assets and other regulatory assets	(22)	(86)
Deferred credits and other regulatory liabilities	119	142
Other current and noncurrent liabilities	(31)	(33)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,202	882
INVESTING ACTIVITIES
Utility construction expenditures	(1,108)	(1,007)
Cost of removal less salvage	(101)	(97)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,209)	(1,104)
FINANCING ACTIVITIES
Net issuance of short-term debt	545	272
Issuance of long-term debt	—	850
Retirement of long-term debt	—	(475)
Debt issuance costs	(1)	(6)
Dividend to parent	(516)	(356)
NET CASH FLOWS FROM FINANCING ACTIVITIES	28	285
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	21	63
BALANCE AT BEGINNING OF PERIOD	645	633
BALANCE AT END OF PERIOD	$666	$696
Supplemental disclosure of cash flow information
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest	$277	$248
Income taxes	$160	$392
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$151	$119
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2015	December 31, 2014
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$666	$645
Special deposits	2	2
Accounts receivable – customers, less allowance for uncollectible accounts of $86 and $90 in 2015 and 2014, respectively	1,011	1,064
Other receivables, less allowance for uncollectible accounts of $8 in 2015 and 2014	56	71
Accrued unbilled revenue	329	384
Accounts receivable from affiliated companies	136	132
Fuel oil, gas in storage, materials and supplies, at average cost	270	312
Prepayments	108	126
Regulatory assets	60	132
Deferred tax assets	144	94
Other current assets	157	158
TOTAL CURRENT ASSETS	2,939	3,120
INVESTMENTS	296	271
UTILITY PLANT AT ORIGINAL COST
Electric	24,219	23,599
Gas	5,679	5,469
Steam	2,288	2,251
General	2,310	2,265
TOTAL	34,496	33,584
Less: Accumulated depreciation	7,161	6,970
Net	27,335	26,614
Construction work in progress	935	971
NET UTILITY PLANT	28,270	27,585
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2015 and 2014	5	5
NET PLANT	28,275	27,590
OTHER NONCURRENT ASSETS
Regulatory assets	8,011	8,481
Other deferred charges and noncurrent assets	180	175
TOTAL OTHER NONCURRENT ASSETS	8,191	8,656
TOTAL ASSETS	$39,701	$39,637
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2015	December 31, 2014
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$350	$350
Notes payable	995	450
Accounts payable	657	802
Accounts payable to affiliated companies	28	23
Customer deposits	333	330
Accrued taxes	45	46
Accrued taxes to affiliated companies	—	10
Accrued interest	116	117
Accrued wages	93	84
Fair value of derivative liabilities	23	48
Regulatory liabilities	107	142
Other current liabilities	381	415
TOTAL CURRENT LIABILITIES	3,128	2,817
NONCURRENT LIABILITIES
Provision for injuries and damages	180	176
Pensions and retiree benefits	3,011	3,493
Superfund and other environmental costs	656	666
Asset retirement obligations	189	185
Fair value of derivative liabilities	19	10
Deferred income taxes and investment tax credits	8,516	8,257
Regulatory liabilities	1,772	1,837
Other deferred credits and noncurrent liabilities	133	144
TOTAL NONCURRENT LIABILITIES	14,476	14,768
LONG-TERM DEBT	10,865	10,864
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	11,232	11,188
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$39,701	$39,637
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2013	235,488,094	$589	$4,234	$7,053	$(962)	$(61)	$(6)	$10,847
Net income				334				334
Common stock dividend to parent				(178)				(178)
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2014	235,488,094	$589	$4,234	$7,209	$(962)	$(61)	$(5)	$11,004
Net income				172				172
Common stock dividend to parent				(178)				(178)
Other comprehensive income							—	—
BALANCE AS OF JUNE 30, 2014	235,488,094	$589	$4,234	$7,203	$(962)	$(61)	$(5)	$10,998
BALANCE AS OF DECEMBER 31, 2014	235,488,094	$589	$4,234	$7,399	$(962)	$(61)	$(11)	$11,188
Net income				348				348
Common stock dividend to parent				(338)				(338)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2015	235,488,094	$589	$4,234	$7,409	$(962)	$(61)	$(11)	$11,198
Net income				211				211
Common stock dividend to parent				(178)				(178)
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2015	235,488,094	$589	$4,234	$7,442	$(962)	$(61)	$(10)	$11,232
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2014 and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. Certain prior period amounts have been reclassified to conform to the current period presentation.
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a company which sells to retail customers electricity purchased in wholesale markets (see Note O), enters into related hedging transactions and also provides energy-related products and services to retail customers; Consolidated Edison Energy, Inc. (Con Edison Energy), a company that provides energy-related products and services to wholesale customers; and Consolidated Edison Development, Inc. (Con Edison Development), a company that develops, owns and operates renewable and energy infrastructure projects. In addition, in 2014 Con Edison formed Consolidated Edison Transmission, LLC (Con Edison Transmission) to invest in a transmission company. See information about Con Edison Transmission under “Guarantees” in Note H.

Note A – Summary of Significant Accounting Policies
Earnings Per Common Share
For the three and six months ended June 30, 2015 and 2014, basic and diluted earnings per share (EPS) for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2015	2014	2015	2014
Net income for common stock	$219	$212	$589	$574
Weighted average common shares outstanding – basic	292.9	292.9	292.9	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.1	1.1	1.0	1.1
Adjusted weighted average common shares outstanding – diluted	294.0	294.0	293.9	294.0
Net Income for common stock per common share – basic	$0.75	$0.73	$2.01	$1.96
Net Income for common stock per common share – diluted	$0.74	$0.72	$2.01	$1.95
The computation of diluted EPS for the three and six months ended June 30, 2015 and 2014 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and six months ended June 30, 2015 and 2014, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Beginning balance, accumulated OCI, net of taxes (a)	$(40)	$(21)	$(11)	$(5)
Amounts reclassified from accumulated OCI related to pension plan liabilities net of tax of $(1) for Con Edison in 2015 and 2014 (a)(b)	1	1	1	—
Current period OCI, net of taxes	1	1	1	—
Ending balance, accumulated OCI, net of taxes	$(39)	$(20)	$(10)	$(5)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Beginning balance, accumulated OCI, net of taxes (a)	$(45)	$(25)	$(11)	$(6)
OCI before reclassifications, net of tax of $(2) and $(1) for Con Edison in 2015 and 2014, respectively	3	2	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison in 2015 and 2014 (a)(b)	3	3	1	1
Current period OCI, net of taxes	6	5	1	1
Ending balance, accumulated OCI, net of taxes	$(39)	$(20)	$(10)	$(5)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the income statement.

(b)
For the portion of unrecognized pension and other postretirement benefit costs relating to the regulated Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit cost. See Notes E and F.

Reclassifications and Revisions
Prior period amounts have been reclassified where necessary to conform to the current period presentation.

Note B — Regulatory Matters
Rate Plans
CECONY — Electric
In June 2015, the New York State Public Service Commission (NYSPSC) approved an April 2015 Joint Proposal entered into by CECONY, the staff of the NYSPSC and other parties. Under the Joint Proposal, the rate plan for 2016 does not include a rate increase or decrease. The rate plan for 2016 includes additional revenues from the amortization to income of net regulatory liabilities. The following table contains a summary of the rate plan for 2016:

Effective period	January 2016 – December 2016
Base rate changes	None (a)
Amortizations to income of net regulatory (assets) and liabilities	Additional $123 million of net regulatory liabilities (b).
Other revenue sources	Continued retention of $90 million of annual transmission congestion revenues.
Revenue decoupling mechanism	Continued reconciliation of actual electric delivery revenues to those authorized in the rate plan.
Recoverable energy costs	Continued current rate recovery of purchased power and fuel costs (c).
Negative revenue adjustments	Continued potential penalties (up to $400 million annually) if certain performance targets are not met.
Cost reconciliations
Continued reconciliation of expenses for pension and other postretirement benefits, variable-rate tax-exempt debt, major storms, property taxes (d), municipal infrastructure support, the impact of new laws and environmental remediation to amounts reflected in rates.

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

(b)
Annual amortization of $107 million of the regulatory asset for deferred Superstorm Sandy and other major storm costs will continue. The costs recoverable from customers will be reduced by $4 million. The costs will no longer be subject to NYSPSC staff review and the recovery of the costs will no longer be subject to refund.

(c)
For transmission service provided pursuant to the open access transmission tariff of PJM Interconnection LLC (PJM), unless and until changed by the NYSPSC, the company will recover all charges incurred associated with the transmission service. In January 2014, PJM submitted to the Federal Energy Regulatory Commission (FERC) a request that would substantially increase the charges for the transmission service. FERC has granted the request and rejected CECONY’s protests. CECONY is challenging the FERC’s decision.

(d)
Deferrals for property taxes will continue to be limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a 10 basis point impact on return on common equity.

O&R New York – Electric and Gas
In June 2015, O&R entered into a Joint Proposal with the NYSPSC staff and other parties for new electric and gas rate plans. Under the Joint Proposal, which is subject to NYSPSC review and approval, the new rate plans would be effective November 2015. The following tables contain a summary of the new rate plans:

O&R New York - Electric

Effective period	November 2015 - October 2017
Base rate changes	Yr. 1 - $9.3 million Yr. 2 - $8.8 million
Amortizations to income of net regulatory (assets) and liabilities (a)	Yr. 1 - $(8.5) million Yr. 2 - $(9.4) million
Revenue decoupling mechanism	Continued reconciliation of actual electric delivery revenues to those authorized in the rate plan.
Recoverable energy costs	Continued current rate recovery of purchased power costs.
Negative revenue adjustments	Potential penalties (up to $4 million annually) if certain performance targets are not met.
Cost reconciliations	Continued reconciliation of expenses for pension and other postretirement benefits, property taxes, the impact of new laws and environmental remediation to amounts reflected in rates.
Net utility plant reconciliations (b)	Target levels reflected in rates are: Yr. 1 - $928 million Yr. 2 - $970 million
Average rate base	Yr. 1 - $763 million Yr. 2 - $805 million
Weighted average cost of capital (after-tax)	Yr. 1 - 7.10 percent Yr. 2 - 7.06 percent
Authorized return on common equity	9.0 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets.
Cost of long-term debt	Yr. 1 - 5.42 percent Yr. 2 - 5.35 percent
Common equity ratio	48 percent

(a)
The Joint Proposal provides that the company should be allowed to recover from customers $59.3 million of its regulatory asset for deferred storm costs over a five-year period, including $11.85 million in each of years 1 and 2,  $1 million of the regulatory asset for such costs will not be recovered from customers, and all outstanding issues related to Superstorm Sandy and other past major storms prior to November 2014 are resolved. The Joint Proposal also provides that a total of approximately $4 million of regulatory assets for property tax and interest rate reconciliations will not be recovered from customers. Amounts that will not be recovered from customers were charged-off in June 2015.

(b)
Excludes electric advanced metering infrastructure as to which the company will be required to defer as a regulatory liability the revenue requirement impact of the amount, if any, by which actual average net utility plant balances are less than amounts reflected in rates: $1 million in year 1 and $9 million in year 2.

O&R New York - Gas

Effective period	November 2015 - October 2018
Base rate changes (a)	Yr. 1 - $27.5 million Yr. 2 - $4.4 million Yr. 3 - $6.7 million
Amortizations to income of net regulatory (assets) and liabilities (b)	Yr. 1 - $(1.7) million Yr. 2 - $(2.1) million Yr. 3 - $(2.5) million
Revenue decoupling mechanism	Continued reconciliation of actual gas delivery revenues to those authorized in the rate plan, including through weather normalization clause.
Recoverable energy costs	Continued current rate recovery of purchased gas costs.
Negative revenue adjustments	Potential penalties (up to $3.7 million in Yr. 1, $4.7 million in Yr. 2 and $5.8 million in Yr. 3) if certain performance targets are not met.
Cost reconciliations	Continued reconciliation of expenses for pension and other postretirement benefits, property taxes, the impact of new laws and environmental remediation to amounts reflected in rates.
Net utility plant reconciliations (c)	Target levels reflected in rates are: Yr. 1 - $492 million Yr. 2 - $518 million Yr. 3 - $546 million
Average rate base	Yr. 1 - $366 million Yr. 2 - $391 million Yr. 3 - $417 million
Weighted average cost of capital (after-tax)	Yr. 1 - 7.10 percent Yr. 2 - 7.06 percent Yr. 3 - 7.06 percent
Authorized return on common equity	9.0 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets.
Cost of long-term debt	Yr. 1 - 5.42 percent Yr. 2 - 5.35 percent Yr. 3 - 5.35 percent
Common equity ratio	48 percent

(a)
The base rate changes may be implemented, at the NYSPSC’s option, with increases of $16.4 million in each of years 1 and 2 and an increase of $5.8 million, together with a surcharge of $10.6 million, in year 3.

(b)
Reflects that the company will not recover from customers a total of approximately $14 million of regulatory assets for property tax and interest rate reconciliations. Amounts that will not be recovered from customers were charged-off in June 2015.

(c)
Excludes gas advanced metering infrastructure as to which the company will be required to defer as a regulatory liability the revenue requirement impact of the amount, if any, by which actual average net utility plant balances are less than amounts reflected in rates: $0.5 million in year 1, $4.2 million in year 2 and $7.2 million in year 3.

Other Regulatory Matters
In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures following the arrests of employees for accepting illegal payments from a construction contractor. Subsequently, additional employees were arrested for accepting illegal payments from materials suppliers and an engineering firm. The arrested employees were terminated by the company and have pled guilty or been convicted. Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. The amount of electric revenues collected subject to refund, which was established in a different proceeding, and the amount of gas and steam revenues collected subject to refund were not established as indicative of the company’s potential liability in this proceeding. At June 30, 2015, the company had collected an estimated $1,818 million from customers subject to potential refund in connection with this proceeding. In January 2013, a NYSPSC consultant reported its estimate, with which the company does not agree, of $208 million of overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009. The company is disputing the consultant’s estimate, including its determinations as to overcharges regarding specific construction expenditures it selected to review and its methodology of extrapolating such determinations over a substantial portion of the construction expenditures during this period. The NYSPSC’s consultant has not reviewed the company’s other expenditures. The company and NYSPSC staff are exploring a settlement in this proceeding. In May 2014, the NYSPSC’s Chief Administrative Law Judge appointed a settlement judge to assist the parties. There is no assurance that there will be a settlement, and any settlement would be subject to NYSPSC approval. At June 30, 2015, the company had a $103 million regulatory liability relating to this matter. The company currently estimates that any additional amount the NYSPSC requires the company to refund to customers in excess of the regulatory liability accrued could range up to an amount based on the NYSPSC consultant’s $208 million estimate of overcharges.

In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million customers. Superstorm Sandy also damaged CECONY’s steam system and interrupted service to many of its steam customers. As of June 30, 2015, CECONY and O&R incurred response and restoration costs for Superstorm Sandy of $507 million and $91 million, respectively (including capital expenditures of $147 million and $15 million, respectively). Most of the costs that were not capitalized were deferred for recovery as a regulatory asset under the Utilities’ electric rate plans. Collection from customers of these costs is provided for under CECONY's current electric rate plan, the June 2015 Joint Proposal with respect to O&R's electric rates (which is subject to NYSPSC approval) and RECO’s current electric rate plan. See “Rate Plans,” above.
In June 2014, the NYSPSC initiated a proceeding to investigate the practices of qualifying persons to perform plastic fusions on gas facilities. New York State regulations require gas utilities to qualify and, except in certain circumstances, annually requalify workers that perform fusion to join plastic pipe. The NYSPSC directed the New York gas utilities to provide information in this proceeding about their compliance with the qualification and requalification requirements and related matters; their procedures for compliance with all gas safety regulations; and their annual chief executive officer certifications regarding these and other procedures. CECONY’s qualification and requalification procedures had not included certain required testing to evaluate specimen fuses. In addition, CECONY and O&R had not timely requalified certain workers that had been qualified under their respective procedures to perform fusion to join plastic pipe. CECONY and O&R have requalified their workers who perform plastic pipe fusions. In May 2015, the NYSPSC, which indicated that it would address enforcement at a later date, ordered CECONY, O&R and other gas utilities to perform risk assessment and remediation plans, additional leakage surveying and reporting; CECONY to hire an independent statistician to develop a risk assessment and remediation plan; and the gas utilities to implement certain new plastic fusion requirements.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at June 30, 2015 and December 31, 2014 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Regulatory assets
Unrecognized pension and other postretirement costs	$4,400	$4,846	$4,191	$4,609
Future income tax	2,326	2,273	2,216	2,166
Environmental remediation costs	897	925	796	820
Deferred storm costs	254	319	167	224
Revenue taxes	227	219	215	208
Pension and other postretirement benefits deferrals	54	66	27	42
Net electric deferrals	54	63	53	63
Unamortized loss on reacquired debt	54	57	51	55
Deferred derivative losses	46	25	41	23
Surcharge for New York State assessment	40	99	38	92
O&R property tax reconciliation	40	36	—	—
Preferred stock redemption	27	27	27	27
O&R transition bond charges	24	27	—	—
Workers’ compensation	10	8	10	8
Recoverable energy costs	—	19	—	17
Other	193	147	179	127
Regulatory assets – noncurrent	8,646	9,156	8,011	8,481
Deferred derivative losses	65	97	60	92
Future income tax	8	10	—	—
Recoverable energy costs	2	41	—	40
Regulatory assets – current	75	148	60	132
Total Regulatory Assets	$8,721	$9,304	$8,071	$8,613
Regulatory liabilities
Allowance for cost of removal less salvage	$620	$598	$518	$499
Property tax reconciliation	300	295	300	295
Base rate change deferrals	146	155	146	155
Net unbilled revenue deferrals	116	138	116	138
Prudence proceeding	103	105	103	105
Pension and other postretirement benefit deferrals	83	46	59	37
Variable-rate tax-exempt debt – cost rate reconciliation	80	78	69	78
Property tax refunds	65	87	65	87
New York State income tax rate change	64	62	61	59
Carrying charges on repair allowance and bonus depreciation	52	58	50	57
World Trade Center settlement proceeds	31	41	31	41
Net utility plant reconciliations	22	21	23	20
Earnings sharing – electric	21	19	21	18
Unrecognized other postretirement costs	17	—	17	—
Other	227	290	193	248
Regulatory liabilities – noncurrent	1,947	1,993	1,772	1,837
Refundable energy costs	72	128	39	84
Revenue decoupling mechanism	42	30	41	30
Future income tax	22	24	21	24
Deferred derivative gains	6	5	6	4
Regulatory liabilities – current	142	187	107	142
Total Regulatory Liabilities	$2,089	$2,180	$1,879	$1,979

Note C — Capitalization
In June 2015, O&R issued $120 million aggregate principal amount of 4.95 percent debentures, due 2045. Also in June 2015, a Con Edison Development subsidiary issued $118 million aggregate principal amount of 3.94 percent Senior Notes, due 2036. The Notes are secured by four of the company's solar projects.

The carrying amounts and fair values of long-term debt at June 30, 2015 and December 31, 2014 are:

(Millions of Dollars)	2015		2014
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$12,385	$13,498	$12,191	$13,998
CECONY	$11,215	$12,206	$11,214	$12,846

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $12,862 million and $636 million of the fair value of long-term debt at June 30, 2015 are classified as Level 2 and Level 3, respectively. For CECONY, $11,570 million and $636 million of the fair value of long-term debt at June 30, 2015 are classified as Level 2 and Level 3, respectively (see Note L). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing
At June 30, 2015, Con Edison had $1,245 million of commercial paper outstanding of which $995 million was outstanding under CECONY’s program. The weighted average interest rate at June 30, 2015 was 0.4 percent for both Con Edison and CECONY. At December 31, 2014, Con Edison had $800 million of commercial paper outstanding of which $450 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2014 was 0.4 percent for both Con Edison and CECONY.
At June 30, 2015 and December 31, 2014, no loans were outstanding under the credit agreement (Credit Agreement) and $56 million (including $11 million for CECONY) and $11 million (including $11 million for CECONY), respectively, of letters of credit were outstanding under the Credit Agreement.

Note E — Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for the three and six months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Service cost – including administrative expenses	$74	$57	$70	$53
Interest cost on projected benefit obligation	144	143	135	134
Expected return on plan assets	(222)	(208)	(210)	(198)
Recognition of net actuarial loss	194	154	183	146
Recognition of prior service costs	1	1	—	1
NET PERIODIC BENEFIT COST	$191	$147	$178	$136
Amortization of regulatory asset	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$192	$148	$179	$137
Cost capitalized	(76)	(57)	(72)	(54)
Reconciliation to rate level	(17)	30	(18)	28
Cost charged to operating expenses	$99	$121	$89	$111

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Service cost – including administrative expenses	$149	$113	$139	$106
Interest cost on projected benefit obligation	287	286	269	268
Expected return on plan assets	(443)	(416)	(420)	(395)
Recognition of net actuarial loss	388	309	367	293
Recognition of prior service costs	2	2	1	1
NET PERIODIC BENEFIT COST	$383	$294	$356	$273
Amortization of regulatory asset	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$384	$295	$357	$274
Cost capitalized	(144)	(109)	(137)	(103)
Reconciliation to rate level	(42)	57	(42)	51
Cost charged to operating expenses	$198	$243	$178	$222

Expected Contributions
Based on estimates as of June 30, 2015, the Companies expect to make contributions to the pension plans during 2015 of $750 million (of which $697 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first six months of 2015, the Companies contributed $407 million to the pension plans, nearly all of which was contributed by CECONY. CECONY also contributed $16 million to its external trust for supplemental plans.

Note F — Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit costs for the three and six months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Service cost	$5	$5	$4	$4
Interest cost on accumulated other postretirement benefit obligation	13	15	11	13
Expected return on plan assets	(20)	(19)	(17)	(17)
Recognition of net actuarial loss	8	14	7	13
Recognition of prior service cost	(5)	(5)	(4)	(4)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$1	$10	$1	$9
Cost capitalized	(1)	(4)	(1)	(4)
Reconciliation to rate level	4	3	2	1
Cost charged to operating expenses	$4	$9	$2	$6

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Service cost	$10	$10	$7	$7
Interest cost on accumulated other postretirement benefit obligation	25	30	22	26
Expected return on plan assets	(39)	(38)	(34)	(34)
Recognition of net actuarial loss	16	28	14	26
Recognition of prior service cost	(10)	(10)	(7)	(7)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$2	$20	$2	$18
Cost capitalized	(1)	(8)	(1)	(7)
Reconciliation to rate level	8	6	3	1
Cost charged to operating expenses	$9	$18	$4	$12

Expected Contributions
Based on estimates as of June 30, 2015, the Companies expect to make a contribution of $6 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2015. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2015 and December 31, 2014 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Accrued Liabilities:
Manufactured gas plant sites	$671	$684	$576	$587
Other Superfund Sites	80	80	80	79
Total	$751	$764	$656	$666
Regulatory assets	$897	$925	$796	$820
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
Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites for the three and six months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Remediation costs incurred	$8	$5	$7	$2
Insurance recoveries received	—	—	—	—

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Remediation costs incurred	$15	$14	$12	$10
Insurance recoveries received (a)	—	5	—	5
(a) Reduced amount deferred for recovery from customers
In 2014, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $2.7 billion and $2.5 billion, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At June 30, 2015 and December 31, 2014, Con Edison and CECONY had accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years of $8 million and $7 million, respectively. The estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Trial courts have begun, and unless otherwise determined by an appellate court may continue, to apply a different standard for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate plans, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2015 and December 31, 2014 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$86	$83	$81	$78
Regulatory assets – workers’ compensation	$10	$8	$10	$8

Note H — Other Material Contingencies
Manhattan Steam Main Rupture
In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately 90 suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At June 30, 2015, the company has accrued its estimated liability for the suits of $50 million and an insurance receivable in the same amount.

Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Street in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC (which is also conducting an investigation). In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. Approximately 70 suits are pending against the company seeking generally unspecified damages and, in one case, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At June 30, 2015, the company had not accrued a liability for the incident.
Other Contingencies
See “Other Regulatory Matters” in Note B and “Uncertain Tax Positions” in Note I.
Guarantees
Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,529 million and $2,547 million at June 30, 2015 and December 31, 2014, respectively.
A summary, by type and term, of Con Edison’s total guarantees at June 30, 2015 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
NY Transco	$1,359	$—	$—	$1,359
Energy transactions	739	42	90	871
Renewable electric production projects	165	50	54	269
Other	30	—	—	30
Total	$2,293	$92	$144	$2,529
NY Transco — Con Edison has guaranteed payment by its subsidiary, Con Edison Transmission, of the contributions it agreed to make to New York Transco LLC (NY Transco). Con Edison Transmission acquired a 46 percent interest in NY Transco when it was formed in 2014. NY Transco’s transmission projects are expected to be developed initially by CECONY and other New York transmission owners and then sold to NY Transco. The development of the projects would be subject to authorizations from the NYSPSC, the FERC and other federal, state and local agencies. Guarantee amount shown is for the maximum possible required amount of Con Edison Transmission’s contributions, which assumes that all the NY Transco projects proposed when NY Transco was formed receive all required regulatory approvals and are completed at 175 percent of their estimated costs and that NY Transco does not use any debt financing for the projects. Guarantee term shown is assumed as the timing of the contributions is not known.
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
Renewable Electric Production Projects — Con Edison and Con Edison Development guarantee payments associated with the investment in solar and wind energy facilities on behalf of their wholly-owned subsidiaries. In addition, Con Edison Development also provided $3 million in guarantees to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar energy facilities performed by its subsidiaries.
Other — Other guarantees primarily relate to guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions ($25 million). In addition, Con Edison issued a guarantee to the Public Utility Commission of Texas covering obligations of Con Edison Solutions as a retail electric provider. Con Edison’s estimate of the maximum potential obligation for this guarantee is $5 million as of June 30, 2015.

Note I — Income Tax
Con Edison’s income tax expense decreased to $101 million for the three months ended June 30, 2015 from $102 million for the three months ended June 30, 2014. Con Edison's effective tax rate for the three months ended June 30, 2015 and 2014 was 32 percent. CECONY’s income tax expense increased to $101 million for the three months ended June 30, 2015 from $78 million for the three months ended June 30, 2014. CECONY's effective tax rate for the three months ended June 30, 2015 and 2014 was 32 percent and 31 percent, respectively. The increase in CECONY’s effective tax rate is due primarily to plant-related flow through items and lower injuries and damages claims in 2015, partially offset by lower amortization of New York State’s Metropolitan Transportation Authority business tax.
Con Edison’s income tax expense was $300 million for the six months ended June 30, 2015 and 2014. Con Edison's effective tax rate for the six months ended June 30, 2015 and 2014 was 34 percent. CECONY’s income tax expense increased to $293 million for the six months ended June 30, 2015 from $262 million for the six months ended June 30, 2014. CECONY's effective tax rate for the six months ended June 30, 2015 and 2014 was 34 percent.
Uncertain Tax Positions
At June 30, 2015 the estimated liability for uncertain tax positions for Con Edison was $34 million ($2 million for CECONY). Con Edison reasonably expects to resolve approximately $25 million ($16 million, net of federal taxes) of its uncertain tax positions within the next twelve months, of which the entire amount, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $2 million ($1 million, net of federal taxes), of which the entire amount, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $34 million ($22 million, net of federal taxes).
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three and six months ended June 30, 2015, Con Edison recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in its consolidated income statements. At June 30, 2015 and December 31, 2014, Con Edison recognized an immaterial amount of accrued interest on its consolidated balance sheets.

Note J — Financial Information by Business Segment
The financial data for the business segments are as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2015	2014	2015	2014	2015	2014	2015	2014
CECONY
Electric	$1,879	$1,978	$5	$4	$201	$195	$422	$347
Gas	308	360	1	2	35	33	54	54
Steam	96	98	21	21	18	19	(16)	(15)
Consolidation adjustments	—	—	(27)	(27)	—	—	—	—
Total CECONY	$2,283	$2,436	$—	$—	$254	$247	$460	$386
O&R
Electric	$162	$157	$—	$—	$13	$11	$16	$25
Gas	16	35	—	—	4	4	(18)	(5)
Total O&R	$178	$192	$—	$—	$17	$15	$(2)	$20
Competitive energy businesses	$328	$284	$(1)	$(1)	$6	$4	$13	$48
Other (a)	(1)	(1)	1	1	(1)	(1)	1	1
Total Con Edison	$2,788	$2,911	$—	$—	$276	$265	$472	$455

(a)	Parent company and consolidation adjustments. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2015	2014	2015	2014	2015	2014	2015	2014
CECONY
Electric	$3,858	$4,053	$9	$8	$403	$383	$700	$605
Gas	963	1,149	3	3	70	64	294	287
Steam	471	439	43	41	38	39	149	138
Consolidation adjustments	—	—	(55)	(52)	—	—	—	—
Total CECONY	$5,292	$5,641	$—	$—	$511	$486	$1,143	$1,030
O&R
Electric	$318	$320	$—	$—	$25	$21	$34	$37
Gas	93	128	—	—	9	8	9	22
Total O&R	$411	$448	$—	$—	$34	$29	$43	$59
Competitive energy businesses	$702	$612	$(4)	$1	$11	$11	$10	$50
Other (a)	(1)	(1)	4	(1)	(1)	—	2	1
Total Con Edison	$6,404	$6,700	$—	$—	$555	$526	$1,198	$1,140

(a)	Parent company and consolidation adjustments. Other does not represent a business segment.

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

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at June 30, 2015 and December 31, 2014 were:

(Millions of Dollars)	2015				2014
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$70	$(50)	$20	(b)	$111	$(67)	$44	(b)
Current - assets held for sale (c)	55	(53)	2		—	—	—
Noncurrent	24	(21)	3		34	(23)	11
Total fair value of derivative assets	$149	$(124)	$25		$145	$(90)	$55
Fair value of derivative liabilities
Current	$(110)	$78	$(32)		$(242)	$139	$(103)
Current - liabilities held for sale (c)	(100)	43	(57)		—	—	—
Noncurrent	(66)	42	(24)		(66)	91	25
Noncurrent - liabilities held for sale (c)	(35)	10	(25)		—	—	—
Total fair value of derivative liabilities	$(311)	$173	$(138)		$(308)	$230	$(78)
Net fair value derivative assets/(liabilities)	$(162)	$49	$(113)	(b)	$(163)	$140	$(23)	(b)
CECONY
Fair value of derivative assets
Current	$46	$(36)	$10	(b)	$26	$(15)	$11	(b)
Noncurrent	19	(17)	2		22	(20)	2
Total fair value of derivative assets	$65	$(53)	$12		$48	$(35)	$13
Fair value of derivative liabilities
Current	$(86)	$63	$(23)		$(96)	$48	$(48)
Noncurrent	(57)	38	(19)		(42)	32	(10)
Total fair value of derivative liabilities	$(143)	$101	$(42)		$(138)	$80	$(58)
Net fair value derivative assets/(liabilities)	$(78)	$48	$(30)	(b)	$(90)	$45	$(45)	(b)

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

(b)
At June 30, 2015 and December 31, 2014, margin deposits for Con Edison ($22 million and $27 million, respectively) and CECONY ($21 million and $25 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)	Amounts represent derivative assets and liabilities included in assets and liabilities held for sale on the consolidated balance sheet (see Note O).

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

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2015 and 2014:

		For the Three Months Ended June 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2015		2014		2015	2014
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(2)		$1		$(1)	$1
Noncurrent	Deferred derivative gains	—		2		—	2
Total deferred gains/(losses)		$(2)		$3		$(1)	$3
Current	Deferred derivative losses	$(11)		$(2)		$(10)	$(2)
Current	Recoverable energy costs	(40)		(7)		(36)	(6)
Noncurrent	Deferred derivative losses	(2)		(3)		(1)	(3)
Total deferred gains/(losses)		$(53)		$(12)		$(47)	$(11)
Net deferred gains/(losses)		$(55)		$(9)		$(48)	$(8)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(50)	(a)	$(13)	(b)	$—	$—
	Gas purchased for resale	(26)		(32)		—	—
	Non-utility revenue	(27)	(a)	14	(b)	—	—
Total pre-tax gain/(loss) recognized in income		$(103)		$(31)		$—	$—

(a)	For the three months ended June 30, 2015, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($1 million gain) and purchased power expense ($17 million loss).

(b)	For the three months ended June 30, 2014, Con Edison recorded in purchased power expense an unrealized pre-tax loss of $5 million.

		For the Six Months Ended June 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2015		2014		2015	2014
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$1		$31		$2	$25
Noncurrent	Deferred derivative gains	—		7		—	6
Total deferred gains/(losses)		$1		$38		$2	$31
Current	Deferred derivative losses	$32		$15		$32	$15
Current	Recoverable energy costs	(39)		87		(38)	70
Noncurrent	Deferred derivative losses	(21)		—		(18)	(1)
Total deferred gains/(losses)		$(28)		$102		$(24)	$84
Net deferred gains/(losses)		$(27)		$140		$(22)	$115
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(28)	(a)	$161	(b)	$—	$—
	Gas purchased for resale	(69)		(46)		—	—
	Non-utility revenue	15	(a)	(10)	(b)	—	—
Total pre-tax gain/(loss) recognized in income		$(82)		$105		$—	$—

(a)	For the six months ended June 30, 2015, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($3 million loss) and purchased power expense ($5 million loss).

(b)	For the six months ended June 30, 2014, Con Edison recorded in purchased power expense an unrealized pre-tax gain of $15 million.

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at June 30, 2015:

	Electric Energy (MWHs) (a)(b)	Capacity (MWs)(a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison (c)	20,982,862	7,324	61,343,892	5,502,000
CECONY	6,941,125	2,400	55,640,000	5,502,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts which are associated with electric and gas contracts and hedged volumes.

(c)	Includes 12,801,647 MWHs for electric energy, 6,635 MWs for capacity and 1,397,036 Dt for natural gas derivative transactions that are held for sale.

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
At June 30, 2015, Con Edison and CECONY had $166 million and $21 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $77 million with commodity exchange brokers, $76 million with independent system operators, $8 million with investment-grade counterparties and $5 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure was with commodity exchange brokers.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at June 30, 2015:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$60		$41
Collateral posted	5		—
Additional collateral (b) (downgrade one level from current ratings)	5		—
Additional collateral (b) (downgrade to below investment grade from current ratings)	85	(c)	56	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $2 million at June 30, 2015. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At June 30, 2015, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $7 million.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are summarized below.

	2015					2014
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$1	$24	$15	$4	$44	$3	$78	$28	$(27)	$82
Commodity held for sale (f)	—	45	2	(45)	2	—	—	—	—	—
Other (a)(b)(d)	187	117	—	—	304	163	116	—	—	279
Total assets	$188	$186	$17	$(41)	$350	$166	$194	$28	$(27)	$361
Derivative liabilities:
Commodity (a)(b)(c)	$11	$111	$—	$(67)	$55	$18	$246	$8	$(194)	$78
Commodity held for sale (f)	1	122	4	(45)	82	—	—	—	—	—
Total liabilities	$12	$233	$4	$(112)	$137	$18	$246	$8	$(194)	$78
CECONY
Derivative assets:
Commodity (a)(b)(c)	$1	$8	$11	$13	$33	$1	$3	$13	$21	$38
Other (a)(b)(d)	179	107	—	—	286	155	106	—	—	261
Total assets	$180	$115	$11	$13	$319	$156	$109	$13	$21	$299
Derivative liabilities:
Commodity (a)(b)(c)	$10	$88	$—	$(56)	$42	$16	$91	$—	$(49)	$58

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. There were no transfers between levels 1, 2 and 3 for the six months ended June 30, 2015 and for the year ended December 31, 2014.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2015 and December 31, 2014, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

(d)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.

(e)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

(f)	Amounts represent derivative assets and liabilities included in Assets and Liabilities held for sale on the consolidated balance sheet (see Note O).

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

	Fair Value of Level 3 at June 30, 2015	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(2)	Discounted Cash Flow	Forward energy prices (a)	$18.25-$118.25 per MWH
		Discounted Cash Flow	Forward capacity prices (a)	$3.70-$15.26 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	14	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	40.8%-57.9%
			Discount to adjust auction prices for historical monthly realized settlements (b)	37.5%-60.8%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(2.57)-$6.62 per MWH
Natural gas	1	Discounted Cash Flow	Forward gas prices (a)	$(1.56)-$10.00 per Dt
Total Con Edison—Commodity	$13
CECONY—Commodity
Transmission Congestion Contracts	$11	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	40.8%-57.9%
			Discount to adjust auction prices for historical monthly realized settlements (b)	37.5%-60.8%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2015 and 2014 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Beginning balance as of April 1,	$11	$24	$12	$13
Included in earnings	(3)	(2)	(2)	(2)
Included in regulatory assets and liabilities	—	3	—	3
Purchases	5	3	2	2
Settlements	—	(1)	(1)	(2)
Ending balance as of June 30,	$13	$27	$11	$14

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Beginning balance as of January 1,	$20	$9	$13	$6
Included in earnings	(15)	49	(5)	9
Included in regulatory assets and liabilities	1	7	1	7
Purchases	8	11	4	9
Settlements	(1)	(49)	(2)	(17)
Ending balance as of June 30,	$13	$27	$11	$14

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
For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($1 million loss and immaterial) on the consolidated income statement for the three months ended June 30, 2015 and 2014, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($10 million loss and $40 million gain) on the consolidated income statement for the six months ended June 30, 2015 and 2014, respectively.
The change in fair value relating to Level 3 commodity derivative assets and liabilities held at June 30, 2015 and 2014 is included in non-utility revenues (immaterial for both periods) and purchased power costs ($1 million gain and $2 million gain) on the consolidated income statement for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the change in fair value relating to Level 3 commodity derivative assets and liabilities is included in non-utility revenues (immaterial for both periods) and purchased power costs ($4 million loss and $11 million gain) on the consolidated income statement, respectively.

Note M — Variable Interest Entities
Con Edison enters into arrangements including leases, partnerships and electricity purchase agreements, with various entities. As a result of these arrangements, Con Edison retains or may retain a variable interest in these entities.
CECONY has a variable interest in a non-consolidated variable interest entity (VIE), Astoria Energy, LLC (Astoria Energy), with which CECONY has entered into a long-term electricity purchase agreement. CECONY is not the primary beneficiary of this VIE since CECONY does not have the power to direct activities that CECONY believes most significantly impact the economic performance of Astoria Energy. In particular, CECONY has not invested in, or guaranteed the indebtedness of, Astoria Energy and CECONY does not operate or maintain Astoria Energy’s generating facilities. CECONY also has long-term electricity purchase agreements with the following three potential VIEs: Cogen Technologies Linden Venture, LP, Brooklyn Navy Yard Cogeneration Partners, LP and Indeck Energy Services of Corinth, Inc. In 2014, requests were made of these three counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. The payments pursuant to these agreements, which constitute CECONY’s maximum exposure to loss with respect to the potential VIEs, for the three months ended June 30, 2015 were $177 million for Cogen Technologies Linden Venture, LP, $54 million for Brooklyn Navy Yard Cogeneration Partners, LP and $28 million for Indeck Energy Services of Corinth, Inc.

The following table summarizes the VIEs in which Con Edison Development has entered into as of June 30, 2015:

Project Name (a)	Generating Capacity Owned (MWs AC)	Power Purchase Agreement Term in Years	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3	128	20	2014	Nevada	$187
Mesquite Solar 1	83	20	2013	Arizona	105
Copper Mountain Solar 2	75	25	2013	Nevada	88
California Solar	55	25	2012	California	73
Broken Bow II	37	25	2014	Nebraska	56
Texas Solar 4	32	25	2014	Texas	49
Pilesgrove	9	n/a (b)	2010	New Jersey	26

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

(c)
For investments accounted for under the equity method, maximum exposure is equal to the carrying value of the investment on the consolidated balance sheet. For consolidated investments, maximum exposure is equal to the net assets of the investment on the consolidated balance sheet less any applicable minority interest. Con Edison did not provide any financial or other support during the year that was not previously contractually required.

Note N — New Financial Accounting Standards
In January 2015, the Financial Accounting Standards Board (FASB) issued amendments on income statement guidance through Accounting Standards Update (ASU) No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20).” The amendments eliminate the requirement to report extraordinary items separately on the income statement. The amendments are effective for reporting periods beginning on or after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.
In February 2015, the FASB issued amendments on consolidation guidance through ASU No. 2015-02, “Consolidation (Topic 810).” The amendments provide additional guidance for VIE accounting of limited partnerships and similar legal entities, fees paid to decision makers of a VIE, the effect of fee arrangements on primary beneficiary determination, and the effect of related parties on primary beneficiary determination. The amendments are effective prospectively for reporting periods beginning on or after December 15, 2015. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.
In April 2015, the FASB issued amendments on debt issuance costs guidance through ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments provide additional guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction of that debt liability rather than as a deferred cost (i.e. an asset) as required by current guidance. For public entities, the amendments are effective for reporting periods beginning on or after December 15, 2015. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.
In April 2015, the FASB issued amendments on internal-use software guidance through ASU No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments provide guidance to customers about whether a cloud computing arrangement should be accounted for as a license of internal use software or as a service contract. For public entities, the amendments are effective for reporting periods beginning on or after December 15, 2015. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.
In May 2015, the FASB issued amendments on disclosure guidance for investments using Net Asset Value per Share through ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The amendments remove the requirement to categorize investments in the fair value hierarchy if Net Asset Value per Share is used as a practical expedient to determine the fair value of the investment. For public entities, the amendments are effective for reporting periods beginning on or after December 15, 2015. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.
In July 2015, the FASB issued amendments on the measurement of first-in, first-out and average cost inventory through ASU No.2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The amendments require that inventory within the scope of the guidance be measured at the lower of cost and net realizable value rather than cost and market value. For public entities, the amendments are effective for reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Companies are evaluating the application and impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

Note O — Assets Held For Sale
During the three months ended June 30, 2015, Con Edison initiated a plan to actively market and sell the retail electric supply business of its competitive energy businesses. The company expects the sale to close within the next twelve months.

At June 30, 2015, the company classified as held for sale the assets and liabilities of this retail electric supply business and ceased recording depreciation expense on these assets. There was no impairment of the assets held for sale, as the estimated fair value less costs to sell exceeded the carrying amount.

At June 30, 2015, the carrying amounts of the assets and liabilities designated as held for sale were as follows:

(Millions of Dollars)	2015
Accounts receivable	$82
Accrued unbilled revenue	76
Other current assets	3
Derivative assets	2
Total current assets	163
Non-utility property	4
TOTAL ASSETS HELD FOR SALE	$167

Derivative liabilities - current	$57
Accounts payable	9
Total current liabilities	66
Derivative liabilities - noncurrent	25
TOTAL LIABILITIES HELD FOR SALE	$91

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2014 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File Nos. 1-14514 and 1-217).

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

Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted assets. The company invests to provide reliable, resilient, safe and clean energy critical for New York City’s growing economy. The company is an industry leading owner and operator of contracted, large-scale solar generation in the United States. Con Edison is a responsible neighbor, helping the communities it serves become more sustainable.

CECONY
Electric
CECONY provides electric service to approximately 3.4 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

In May 2015, the company decreased its five-year forecast of average annual growth of the peak gas demand in its service area at design conditions from approximately 2.8 percent (for 2015 to 2019) to 2.3 percent (for 2016 to 2020). The decrease reflects, among other things, that the new five-year forecast no longer covers the 2014/2015 heating season, the fourth year in which there was a significant increase in oil-to-gas conversions following changes to New York City regulations that will phase out the use of certain types of heating oil.

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

Competitive Energy Businesses
Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses sell to retail customers electricity purchased in wholesale markets and enter into related hedging transactions, provide energy-related products and services to wholesale and retail customers, and develop, own and operate renewable and energy infrastructure projects. During the three months ended June 30, 2015, Con Edison initiated a plan to actively market and sell the retail electric supply business of its competitive energy businesses (see Note O to the Second Quarter Financial Statements). At June 30, 2015, Con Edison’s equity investment in its competitive energy businesses was $679 million and their assets were $1,549 million (including $167 million of assets classified as held for sale).

Certain financial data of Con Edison’s businesses are presented below:

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015				At June 30, 2015
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,283	82%	$211	96%	$5,292	83%	$559	95%	$39,701	89%
O&R	178	6%	(7)	(3)%	411	6%	16	3%	2,683	6%
Total Utilities	2,461	88%	204	93%	5,703	89%	575	98%	42,384	95%
Con Edison Solutions (a)(b)	290	10%	6	3%	620	10%	—	—%	353	1%
Con Edison Energy (a)(b)	24	1%	1	—%	55	1%	5	1%	171	—%
Con Edison Development	13	1%	10	5%	23	—%	14	2%	1,105	2%
Other (c)	—	—%	(2)	(1)%	3	—%	(5)	(1)%	738	2%
Total Con Edison	$2,788	100%	$219	100%	$6,404	100%	$589	100%	$44,751	100%

(a)
Net income from the competitive energy businesses for the three and six months ended June 30, 2015 includes $(9) million and $(5) million, respectively, of net after-tax mark-to-market gains/(losses) (Con Edison Solutions, $(10) million and $(3) million and Con Edison Energy, $1 million and $(2) million).

(b)
Operating revenues and net income from the competitive energy businesses for the three and six months ended June 30, 2015 includes $277 million and $594 million, and $8 million and $3 million, respectively, related to their retail electric supply business. Assets at June 30, 2015 include assets classified as held for sale of $167 million (see Note O to the Second Quarter Financial Statements).

(c)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income for common stock and earnings per share for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$211	$172	$0.72	$0.58	$559	$506	$1.91	$1.73
O&R	(7)	8	(0.02)	0.03	16	29	0.05	0.10
Competitive energy businesses (a)(b)	17	33	0.06	0.12	19	42	0.07	0.14
Other (c)	(2)	(1)	(0.01)	—	(5)	(3)	(0.02)	(0.01)
Con Edison (d)	$219	$212	$0.75	$0.73	$589	$574	$2.01	$1.96

(a)
Includes $9 million or $0.03 a share and $3 million or $0.01 a share of net after-tax mark-to-market losses for the three months ended June 30, 2015 and 2014, respectively, and $(5) million or $(0.02) a share and $9 million or $0.03 a share of net after-tax mark-to-market gains/(losses) for the six months ended June 30, 2015 and 2014, respectively. Includes an after-tax gain on sale of solar electric production projects of $26 million or $0.09 a share for the three and six months ended June 30, 2014. Also includes an after-tax benefit of $7 million or $0.02 a share relating to the lease in/lease out (LILO) transactions terminated in 2013 for the six months ended June 30, 2014.

(b)
Includes $8 million or $0.03 a share and $(2) million or $(0.01) a share of net income/(loss) for the three months ended June 30, 2015 and 2014, respectively, and $3 million or $0.01 a share and $(4) million or $(0.01) a share of net income/(loss) for the six months ended June 30, 2015 and 2014, respectively, related to the retail electric supply business. See Note O to the Second Quarter Financial Statements. These amounts reflect net after-tax mark-to-market gains/(losses) of $(10) million or $(0.03) a share and $(3) million or $(0.01) a share for the three months ended June 30, 2015 and 2014, respectively, and $(3) million or $(0.01) a share and $9 million or $0.03 a share for the six months ended June 30, 2015 and 2014, respectively.

(c)	Other includes parent company and consolidation adjustments.

(d)
Earnings per share on a diluted basis were $0.74 a share and $0.72 a share for the three months ended June 30, 2015 and 2014, respectively, and $2.01 a share and $1.95 a share for the six months ended June 30, 2015 and 2014, respectively.

The Companies’ results of operations for the three and six months ended June 30, 2015, as compared with the 2014 periods, reflect primarily changes in the Utilities’ rate plans, including growth in its gas delivery service related to oil-to-gas conversions, and lower other operations and maintenance expenses, offset in part by higher interest expense related to debt financing. The rate plans provide for revenues to cover expected increases in certain other operations and maintenance expenses and depreciation, reflecting primarily the impact of higher utility plant balances. The results of operations also include the net mark-to-market effects of the competitive energy businesses, the gain on sale of solar electric production projects and the impact of the LILO transactions in 2014.

The following table presents the estimated effect on earnings per share and net income for common stock for the three and six months ended June 30, 2015 periods as compared with 2014 periods, resulting from these and other major factors:

	Three Months Variation		Six Months Variation
(Millions of Dollars, except per share amounts)	Earnings per Share Variation	Net Income for Common Stock Variation	Earnings per Share Variation	Net Income for Common Stock Variation
CECONY (a)
Rate plans, primarily to recover increases in certain costs	$0.14	$40	$0.19	$57
Other operations and maintenance expenses	0.02	7	0.07	20
Depreciation and amortization	(0.02)	(5)	(0.05)	(15)
Net interest expense	(0.02)	(8)	(0.05)	(16)
Other	0.02	5	0.02	7
Total CECONY	0.14	39	0.18	53
O&R (a)
Rate plans (b)	(0.02)	(7)	(0.01)	(2)
Other operations and maintenance expenses	(0.02)	(5)	(0.03)	(7)
Other	(0.01)	(3)	(0.01)	(4)
Total O&R	(0.05)	(15)	(0.05)	(13)
Competitive energy businesses
Operating revenues less energy costs	0.03	9	0.03	10
Gain on sale of solar electric production projects	(0.09)	(26)	(0.09)	(26)
Other operations and maintenance expenses	(0.01)	(2)	(0.02)	(7)
Net interest expense	—	1	(0.02)	(7)
Other	0.01	2	0.03	7
Total competitive energy businesses (c)	(0.06)	(16)	(0.07)	(23)
Other, including parent company expenses	(0.01)	(1)	(0.01)	(2)
Total variations	$0.02	$7	$0.05	$15

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

(b)
These variations primarily reflect the charge-off of certain regulatory assets for the three and six months ended June 30, 2015 ($11 million after-tax or $0.04 a share). See “Rate Plans - O&R New York - Electric and Gas” in Note B to the Second Quarter Financial Statements.

(c)	These variations include the net mark-to-market effects and the impact of the LILO transactions shown in note (a) in the Results of Operations table above.

The Companies’ other operations and maintenance expenses for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2015	2014	2015	2014
CECONY
Operations	$348	$342	$690	$710
Pensions and other postretirement benefits	91	117	182	234
Health care and other benefits	38	39	78	75
Regulatory fees and assessments (a)	126	114	280	238
Other	84	87	160	167
Total CECONY	687	699	1,390	1,424
O&R	85	76	167	154
Competitive energy businesses	31	27	61	50
Other (b)	(1)	(1)	(2)	(1)
Total other operations and maintenance expenses	$802	$801	$1,616	$1,627

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2015 and 2014 follows. For additional business segment financial information, see Note J to the Second Quarter Financial Statements.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
The Companies’ results of operations in 2015 compared with 2014 were:

	CECONY		O&R		Competitive Energy Businesses		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(153)	(6.3)%	$(14)	(7.3)%	$44	15.5%	$—	—	$(123)	(4.2)%
Purchased power	(159)	(30.8)	2	3.8	34	15.9	—	—	(123)	(15.7)
Fuel	(3)	(8.8)	—	—	—	—	—	—	(3)	(8.8)
Gas purchased for resale	(50)	(48.1)	(6)	(40.0)	(6)	(18.8)	—	—	(62)	(41.1)
Other operations and maintenance	(12)	(1.7)	9	11.8	4	14.8	—	—	1	0.1
Depreciation and amortization	7	2.8	2	13.3	2	50.0	—	—	11	4.2
Taxes, other than income taxes	(10)	(2.2)	1	7.1	—	—	—	—	(9)	(1.9)
Gain on sale of solar electric production projects	—	—	—	—	(45)	—	—	—	(45)	—
Operating income	74	19.2	(22)	Large	(35)	(72.9)	—	—	17	3.7
Other income less deductions	1	33.3	(2)	Large	1	9.1	1	Large	1	11.1
Net interest expense	13	9.8	1	12.5	(1)	(50.0)	(1)	(14.3)%	12	8.0
Income before income tax expense	62	24.8	(25)	Large	(33)	(57.9)	2	28.6	6	1.9
Income tax expense	23	29.5	(10)	Large	(17)	(70.8)	3	50.0	(1)	(1.0)
Net income for common stock	$39	22.7%	$(15)	Large	$(16)	(48.5)%	$(1)	Large	$7	3.3%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
(Millions of Dollars)	Electric	Gas	Steam	2015 Total	Electric	Gas	Steam	2014 Total	2015-2014 Variation
Operating revenues	$1,879	$308	$96	$2,283	$1,978	$360	$98	$2,436	$(153)
Purchased power	350	—	8	358	505	—	12	517	(159)
Fuel	15	—	16	31	20	—	14	34	(3)
Gas purchased for resale	—	54	—	54	—	104	—	104	(50)
Other operations and maintenance	535	107	45	687	546	107	46	699	(12)
Depreciation and amortization	201	35	18	254	195	33	19	247	7
Taxes, other than income taxes	356	58	25	439	365	62	22	449	(10)
Operating income	$422	$54	$(16)	$460	$347	$54	$(15)	$386	$74

Electric
CECONY’s results of electric operations for the three months ended June 30, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2015	June 30, 2014	Variation
Operating revenues	$1,879	$1,978	$(99)
Purchased power	350	505	(155)
Fuel	15	20	(5)
Other operations and maintenance	535	546	(11)
Depreciation and amortization	201	195	6
Taxes, other than income taxes	356	365	(9)
Electric operating income	$422	$347	$75

CECONY’s electric sales and deliveries for the three months ended June 30, 2015 compared with the 2014 period were:

	Millions of kWhs Delivered					Revenues in Millions (a)
	Three Months Ended					Three Months Ended
Description	June 30, 2015	June 30, 2014	Variation	Percent Variation		June 30, 2015	June 30, 2014	Variation	Percent Variation
Residential/Religious (b)	2,207	2,091	116	5.5%		$578	$595	$(17)	(2.9)%
Commercial/Industrial	2,246	2,285	(39)	(1.7)		448	472	(24)	(5.1)
Energy choice customers	6,116	6,099	17	0.3		618	600	18	3.0
NYPA, Municipal Agency and other sales	2,374	2,453	(79)	(3.2)		141	154	(13)	(8.4)
Other operating revenues (c)	—	—	—	—		94	157	(63)	(40.1)
Total	12,943	12,928	15	0.1%	(d)	$1,879	$1,978	$(99)	(5.0)%

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

(d)
After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.2 percent in the three months ended June 30, 2015 compared with the 2014 period.

Operating revenues decreased $99 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to lower purchased power ($155 million) and fuel expenses ($5 million), offset in part by higher revenues from the electric rate plan ($65 million).

Purchased power expenses decreased $155 million in the three months ended June 30, 2015 compared with the 2014 period due to a decrease in unit costs ($167 million), offset by higher purchased volumes ($12 million).

Fuel expenses decreased $5 million in the three months ended June 30, 2015 compared with the 2014 period due to lower unit costs ($6 million), offset by higher sendout volumes from the company’s electric generating facilities ($1 million).

Other operations and maintenance expenses decreased $11 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to lower pension costs ($21 million) and lower costs for the support and protection of company underground facilities to accommodate New York City municipal projects ($3 million), offset in part by an increase in the surcharges for assessments and fees that are collected in revenues from customers ($13 million).

Depreciation and amortization increased $6 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes decreased $9 million in the three months ended June 30, 2015 compared with the 2014 period principally due to the elimination of the New York City subsidiary capital tax ($3 million), lower payroll taxes ($2 million) and lower state and local revenue taxes ($2 million).

Gas
CECONY’s results of gas operations for the three months ended June 30, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2015	June 30, 2014	Variation
Operating revenues	$308	$360	$(52)
Gas purchased for resale	54	104	(50)
Other operations and maintenance	107	107	—
Depreciation and amortization	35	33	2
Taxes, other than income taxes	58	62	(4)
Gas operating income	$54	$54	$—

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2015 compared with the 2014 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	Three Months Ended					Three Months Ended
Description	June 30, 2015	June 30, 2014	Variation	Percent Variation		June 30, 2015	June 30, 2014	Variation	Percent Variation
Residential	9,048	8,779	269	3.1%		$146	$165	$(19)	(11.5)%
General	6,125	5,936	189	3.2		57	75	(18)	(24.0)
Firm transportation	14,640	14,341	299	2.1		97	102	(5)	(4.9)
Total firm sales and transportation	29,813	29,056	757	2.6	(b)	300	342	(42)	(12.3)
Interruptible sales (c)	1,321	3,536	(2,215)	(62.6)		11	33	(22)	(66.7)
NYPA	10,035	13,402	(3,367)	(25.1)		1	1	—	—
Generation plants	19,217	18,575	642	3.5		7	7	—	—
Other	4,116	6,398	(2,282)	(35.7)		7	13	(6)	(46.2)
Other operating revenues (d)	—	—	—	—		(18)	(36)	18	50.0
Total	64,502	70,967	(6,465)	(9.1)%		$308	$360	$(52)	(14.4)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Delivery revenues, however, are affected by changes in volumes attributable to changes in the average number of customers.

(b)
After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 5.2 percent in the three months ended June 30, 2015 compared with the 2014 period reflecting primarily increased volumes attributable to additional customers that have converted from oil-to-gas as heating fuel for their buildings.

(c)	Includes 1,635 thousands of Dt for the 2014 period, which is also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues decreased $52 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to a decrease in gas purchased for resale expense ($50 million).

Gas purchased for resale decreased $50 million in the three months ended June 30, 2015 compared with the 2014 period due to lower unit costs ($51 million), offset by higher sendout volumes ($1 million).

Depreciation and amortization increased $2 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes decreased $4 million in the three months ended June 30, 2015 compared with the 2014 period principally due to lower state and local revenue taxes ($3 million) and lower property taxes ($1 million).

Steam
CECONY’s results of steam operations for the three months ended June 30, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2015	June 30, 2014	Variation
Operating revenues	$96	$98	$(2)
Purchased power	8	12	(4)
Fuel	16	14	2
Other operations and maintenance	45	46	(1)
Depreciation and amortization	18	19	(1)
Taxes, other than income taxes	25	22	3
Steam operating income	$(16)	$(15)	$(1)

CECONY’s steam sales and deliveries for the three months ended June 30, 2015 compared with the 2014 period were:

	Millions of Pounds Delivered					Revenues in Millions
	Three Months Ended					Three Months Ended
Description	June 30, 2015	June 30, 2014	Variation	Percent Variation		June 30, 2015	June 30, 2014	Variation	Percent Variation
General	68	76	(8)	(10.5)%		$4	$4	$—	—
Apartment house	1,121	1,210	(89)	(7.4)		29	31	(2)	(6.5)%
Annual power	2,607	2,761	(154)	(5.6)		71	73	(2)	(2.7)
Other operating revenues (a)	—	—	—	—		(8)	(10)	2	20.0
Total	3,796	4,047	(251)	(6.2)%	(b)	$96	$98	$(2)	(2.0)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 6.4 percent in three months ended June 30, 2015 compared with the 2014 period.

Operating revenues decreased $2 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to lower purchased power costs ($4 million), offset in part by higher fuel expenses ($2 million).

Purchased power expenses decreased $4 million in the three months ended June 30, 2015 compared with the 2014 period due to a decrease in unit costs ($2 million) and lower purchased volumes ($2 million).

Fuel expenses increased $2 million in the three months ended June 30, 2015 compared with the 2014 period due to higher unit costs ($2 million).

Other operations and maintenance expenses decreased $1 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to lower costs for the support and protection of company underground facilities to accommodate New York City municipal projects.

Depreciation and amortization decreased $1 million in the three months ended June 30, 2015 compared with the 2014 period.

Taxes, other than income taxes increased $3 million in the three months ended June 30, 2015 compared with the 2014 period principally due to higher property taxes.

Net Interest Expense
Net interest expense increased $13 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to new debt issuances in late 2014.

Income Tax Expense
Income taxes increased $23 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to higher income before income tax expense.

O&R

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(Millions of Dollars)	Electric	Gas	2015 Total	Electric	Gas	2014 Total	2015-2014 Variation
Operating revenues	$162	$16	$178	$157	$35	$192	$(14)
Purchased power	54	—	54	52	—	52	2
Gas purchased for resale	—	9	9	—	15	15	(6)
Other operations and maintenance	68	17	85	59	17	76	9
Depreciation and amortization	13	4	17	11	4	15	2
Taxes, other than income taxes	11	4	15	10	4	14	1
Operating income	$16	$(18)	$(2)	$25	$(5)	$20	$(22)

Electric
O&R’s results of electric operations for the three months ended June 30, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2015	June 30, 2014	Variation
Operating revenues	$162	$157	$5
Purchased power	54	52	2
Other operations and maintenance	68	59	9
Depreciation and amortization	13	11	2
Taxes, other than income taxes	11	10	1
Electric operating income	$16	$25	$(9)

O&R’s electric sales and deliveries for the three months ended June 30, 2015 compared with the 2014 period were:

	Millions of kWhs Delivered					Revenues in Millions (a)
	Three Months Ended					Three Months Ended
Description	June 30, 2015	June 30, 2014	Variation	Percent Variation		June 30, 2015	June 30, 2014	Variation	Percent Variation
Residential/Religious (b)	364	328	36	11.0%		$74	$65	$9	13.8%
Commercial/Industrial	195	196	(1)	(0.5)		33	33	—	—
Energy choice customers	784	796	(12)	(1.5)		50	47	3	6.4
Public authorities	25	24	1	4.2		2	2	—	—
Other operating revenues (c)	—	—	—	—		3	10	(7)	(70.0)
Total	1,368	1,344	24	1.8%	(d)	$162	$157	$5	3.2%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 0.4 percent in the three months ended June 30, 2015 compared with the 2014 period.

Operating revenues increased $5 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to higher revenues from the New York electric rate plan ($8 million) and higher purchased power expenses ($2 million), offset in part by the charge-off of certain regulatory assets ($4 million). See “Rate Plans - O&R New York - Electric and Gas” in Note B to the Second Quarter Financial Statements.

Purchased power expenses increased $2 million in the three months ended June 30, 2015 compared with the 2014 period due to an increase in unit costs ($5 million), offset by a decrease in purchased volumes ($3 million).

Other operations and maintenance expenses increased $9 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to higher tree trimming costs ($3 million), an increase in surcharges for assessments and fees that are collected in revenues from customers ($2 million) and increase in storm costs ($2 million).

Depreciation and amortization increased $2 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $1 million in the three months ended June 30, 2015 compared with the 2014 period principally due to higher state and local revenue taxes.

Gas
O&R’s results of gas operations for the three months ended June 30, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2015	June 30, 2014	Variation
Operating revenues	$16	$35	$(19)
Gas purchased for resale	9	15	(6)
Other operations and maintenance	17	17	—
Depreciation and amortization	4	4	—
Taxes, other than income taxes	4	4	—
Gas operating income	$(18)	$(5)	$(13)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2015 compared with the 2014 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	Three Months Ended					Three Months Ended
Description	June 30, 2015	June 30, 2014	Variation	Percent Variation		June 30, 2015	June 30, 2014	Variation	Percent Variation
Residential	929	991	(62)	(6.3)%		$12	$16	$(4)	(25.0)%
General	207	205	2	1.0		2	3	(1)	(33.3)
Firm transportation	1,668	1,774	(106)	(6.0)		12	13	(1)	(7.7)
Total firm sales and transportation	2,804	2,970	(166)	(5.6)	(b)	26	32	(6)	(18.8)
Interruptible sales	1,048	1,064	(16)	(1.5)		1	—	1	Large
Generation plants	1	22	(21)	(95.5)		—	—	—	—
Other	119	131	(12)	(9.2)		—	—	—	—
Other gas revenues	—	—	—	—		(11)	3	(14)	Large
Total	3,972	4,187	(215)	(5.1)%		$16	$35	$(19)	(54.3)%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Delivery revenues, however, are affected by changes in volumes attributable to changes in the average number of customers.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 3.5 percent in three months ended June 30, 2015 compared with the 2014 period.

Operating revenues decreased $19 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to the charge-off of certain regulatory assets ($14 million) and a decrease in gas purchased for resale ($6 million). See “Rate Plans - O&R New York - Electric and Gas” in Note B to the Second Quarter Financial Statements.

Gas purchased for resale decreased $6 million in the three months ended June 30, 2015 compared with the 2014 period due to a decrease in purchased volumes ($17 million), offset by an increase in unit costs ($11 million).

Income Tax Expense
Income taxes decreased $10 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to lower income before income tax expense.

Competitive Energy Businesses
The competitive energy businesses’ results of operations for the three months ended June 30, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2015	June 30, 2014	Variation
Operating revenues	$328	$284	$44
Purchased power	248	214	34
Gas purchased for resale	26	32	(6)
Other operations and maintenance	31	27	4
Depreciation and amortization	6	4	2
Taxes, other than income taxes	4	4	—
(Gain) on sale of solar electric production projects	—	(45)	45
Operating income	$13	$48	$(35)

Operating revenues increased $44 million in the three months ended June 30, 2015 compared with the 2014 period, due primarily to higher electric retail revenues. Electric retail revenues increased $52 million due to higher sales volume ($45 million) and higher unit prices ($7 million). Wholesale revenues decreased $12 million due to lower sales volumes. Solar revenues decreased $1 million primarily due to Con Edison Development’s May 2014 sale of 50 percent of its membership interest in CED California Holdings Financing I, LLC (California Solar). Net mark-to-market values decreased $11 million, of which $12 million in losses are reflected in purchased power expenses and $1 million in gains are reflected in revenues. Other revenues increased $4 million due primarily to higher energy services revenues.

Purchased power expenses increased $34 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to higher volumes ($35 million) and changes in mark-to-market losses ($12 million), offset by lower unit prices ($13 million).

Gas purchased for resale decreased $6 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to lower volumes.

Other operations and maintenance expenses increased $4 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to an increase in solar electric production projects in operation during 2015.

Depreciation and amortization increased $2 million in the three months ended June 30, 2015 compared with the 2014 period due an increase in solar electric production projects in operation during 2015.

Gain on sale of solar electric production projects decreased $45 million reflecting Con Edison Development's May 2014 sale of 50 percent of its membership interest in California Solar.

Income Tax Expense
Income taxes decreased $17 million in the three months ended June 30, 2015 compared with the 2014 period due primarily to lower income before income tax expense and higher production tax credits and amortization of investment tax credits ($3 million).

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
The Companies’ results of operations in 2015 compared with 2014 were:

	CECONY		O&R		Competitive Energy Businesses		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(349)	(6.2)%	$(37)	(8.3)%	$90	14.7%	$—	—	$(296)	(4.4)%
Purchased power	(238)	(21.0)	(15)	(12.5)	51	10.4	—	—	(202)	(11.6)
Fuel	(4)	(2.1)	—	—	—	—	—	—	(4)	(2.1)
Gas purchased for resale	(199)	(44.1)	(24)	(43.6)	22	47.8	1	Large	(200)	(36.3)
Other operations and maintenance	(34)	(2.4)	13	8.4	11	22.0	(1)	Large	(11)	(0.7)
Depreciation and amortization	25	5.1	5	17.2	—	—	(1)	—	29	5.5
Taxes, other than income taxes	(12)	(1.3)	—	—	1	11.1	—	—	(11)	(1.1)
Gain on sale of solar electric production projects	—	—	—	—	(45)	—	—	—	(45)	—
Operating income	113	11.0	(16)	(27.1)	(40)	(80.0)	1	Large	58	5.1
Other income less deductions	(3)	Large	(2)	(66.7)	2	15.4	(3)	Large	(6)	(30.0)
Net interest expense	26	9.8	1	5.9	12	Large	(2)	(14.3)%	37	12.9
Income before income tax expense	84	10.9	(19)	(42.2)	(50)	(69.4)	—	—	15	1.7
Income tax expense	31	11.8	(6)	(37.5)	(27)	(90.0)	2	25.0	—	—
Net income for common stock	$53	10.5%	$(13)	(44.8)%	$(23)	(54.8)%	$(2)	(66.7)%	$15	2.6%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
(Millions of Dollars)	Electric	Gas	Steam	2015 Total	Electric	Gas	Steam	2014 Total	2015-2014 Variation
Operating revenues	$3,858	$963	$471	$5,292	$4,053	$1,149	$439	$5,641	$(349)
Purchased power	876	—	21	897	1,103	—	32	1,135	(238)
Fuel	72	—	113	185	112	—	77	189	(4)
Gas purchased for resale	—	252	—	252	—	451	—	451	(199)
Other operations and maintenance	1,079	217	94	1,390	1,116	211	97	1,424	(34)
Depreciation and amortization	403	70	38	511	383	64	39	486	25
Taxes, other than income taxes	728	130	56	914	734	136	56	926	(12)
Operating income	$700	$294	$149	$1,143	$605	$287	$138	$1,030	$113

Electric
CECONY’s results of electric operations for the six months ended June 30, 2015 compared with the 2014 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2015	June 30, 2014	Variation
Operating revenues	$3,858	$4,053	$(195)
Purchased power	876	1,103	(227)
Fuel	72	112	(40)
Other operations and maintenance	1,079	1,116	(37)
Depreciation and amortization	403	383	20
Taxes, other than income taxes	728	734	(6)
Electric operating income	$700	$605	$95

CECONY’s electric sales and deliveries for the six months ended June 30, 2015 compared with the 2014 period were:

	Millions of kWhs Delivered					Revenues in Millions (a)
	Six Months Ended					Six Months Ended
Description	June 30, 2015	June 30, 2014	Variation	Percent Variation		June 30, 2015	June 30, 2014	Variation	Percent Variation
Residential/Religious (b)	4,671	4,507	164	3.6%		$1,295	$1,382	$(87)	(6.3)%
Commercial/Industrial	4,683	4,746	(63)	(1.3)		975	1,090	(115)	(10.6)
Energy choice customers	12,516	12,535	(19)	(0.2)		1,214	1,122	92	8.2
NYPA, Municipal Agency and other sales	4,957	5,036	(79)	(1.6)		269	287	(18)	(6.3)
Other operating revenues (c)	—	—	—	—		105	172	(67)	(39.0)
Total	26,827	26,824	3	—%	(d)	$3,858	$4,053	$(195)	(4.8)%

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

(d)
After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.8 percent in six months ended June 30, 2015 compared with the 2014 period.

Operating revenues decreased $195 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to lower purchased power ($227 million) and fuel expenses ($40 million), offset in part by higher revenues from the electric rate plan ($77 million).

Purchased power expenses decreased $227 million in the six months ended June 30, 2015 compared with the 2014 period due to a decrease in unit costs ($230 million), offset by higher purchased volumes ($3 million).

Fuel expenses decreased $40 million in the six months ended June 30, 2015 compared with the 2014 period due to lower unit costs ($36 million) and lower sendout volumes from the company’s electric generating facilities ($4 million).

Other operations and maintenance expenses decreased $37 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to lower pension costs ($43 million), lower electric operating costs ($39 million), offset in part by an increase in the surcharges for assessments and fees that are collected in revenues from customers ($43 million).

Depreciation and amortization increased $20 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes decreased $6 million in the six months ended June 30, 2015 compared with the 2014 period principally due to the elimination of the New York City subsidiary capital tax ($3 million) and lower property taxes ($3 million).

Gas
CECONY’s results of gas operations for the six months ended June 30, 2015 compared with the 2014 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2015	June 30, 2014	Variation
Operating revenues	$963	$1,149	$(186)
Gas purchased for resale	252	451	(199)
Other operations and maintenance	217	211	6
Depreciation and amortization	70	64	6
Taxes, other than income taxes	130	136	(6)
Gas operating income	$294	$287	$7

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2015 compared with the 2014 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	Six Months Ended					Six Months Ended
Description	June 30, 2015	June 30, 2014	Variation	Percent Variation		June 30, 2015	June 30, 2014	Variation	Percent Variation
Residential	34,762	31,805	2,957	9.3%		$449	$528	$(79)	(15.0)%
General	19,545	18,624	921	4.9		181	241	(60)	(24.9)
Firm transportation	49,393	43,391	6,002	13.8		284	279	5	1.8
Total firm sales and transportation	103,700	93,820	9,880	10.5	(b)	914	1,048	(134)	(12.8)
Interruptible sales (c)	4,161	8,660	(4,499)	(52.0)		39	93	(54)	(58.1)
NYPA	19,802	24,869	(5,067)	(20.4)		1	1	—	—
Generation plants	32,040	31,654	386	1.2		13	15	(2)	(13.3)
Other	11,773	13,740	(1,967)	(14.3)		15	25	(10)	(40.0)
Other operating revenues (d)	—	—	—	—		(19)	(33)	14	42.4
Total	171,476	172,743	(1,267)	(0.7)%		$963	$1,149	$(186)	(16.2)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Delivery revenues, however, are affected by changes in volumes attributable to changes in the average number of customers.

(b)
After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 8.4 percent in the six months ended June 30, 2015 compared with the 2014 period reflecting primarily increased volumes attributable to additional customers that have converted from oil-to-gas as heating fuel for their buildings.

(c)	Includes 1,043 and 5,668 thousands of Dt for 2015 and 2014 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues decreased $186 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to a decrease in gas purchased for resale expenses ($199 million), offset in part by higher revenues from the gas rate plan ($20 million) reflecting primarily higher delivery volumes attributable to oil-to-gas conversions.

Gas purchased for resale decreased $199 million in the six months ended June 30, 2015 compared with the 2014 period due to lower unit costs ($218 million), offset by higher sendout volumes ($19 million).

Other operations and maintenance expenses increased $6 million due primarily to higher operating costs attributable to emergency response ($23 million), offset in part by lower pension costs ($6 million), lower costs for the support and protection of company underground facilities to accommodate New York City municipal projects ($5 million) and a decrease in surcharges for assessments and fees that are collected in revenues from customers ($1 million).

Depreciation and amortization increased $6 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes decreased $6 million in the six months ended June 30, 2015 compared with the 2014 period principally due to lower state and local revenue taxes ($5 million) and lower property taxes ($1 million).

Steam
CECONY’s results of steam operations for the six months ended June 30, 2015 compared with the 2014 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2015	June 30, 2014	Variation
Operating revenues	$471	$439	$32
Purchased power	21	32	(11)
Fuel	113	77	36
Other operations and maintenance	94	97	(3)
Depreciation and amortization	38	39	(1)
Taxes, other than income taxes	56	56	—
Steam operating income	$149	$138	$11

CECONY’s steam sales and deliveries for the six months ended June 30, 2015 compared with the 2014 period were:

	Millions of Pounds Delivered					Revenues in Millions
	Six Months Ended					Six Months Ended
Description	June 30, 2015	June 30, 2014	Variation	Percent Variation		June 30, 2015	June 30, 2014	Variation	Percent Variation
General	441	456	(15)	(3.3)%		$22	$22	$—	—
Apartment house	4,240	4,111	129	3.1		130	119	11	9.2%
Annual power	9,632	9,772	(140)	(1.4)		333	319	14	4.4
Other operating revenues (a)	—	—	—	—		(14)	(21)	7	33.3
Total	14,313	14,339	(26)	(0.2)%	(b)	$471	$439	$32	7.3%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 3.0 percent in six months ended June 30, 2015 compared with the 2014 period.

Operating revenues increased $32 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to higher fuel expenses ($36 million) and the weather impact on revenues ($7 million), offset in part by lower purchased power costs ($11 million).

Purchased power expenses decreased $11 million in the six months ended June 30, 2015 compared with the 2014 period due to a decrease in unit costs ($10 million) and lower purchased volumes ($1 million).

Fuel expenses increased $36 million in the six months ended June 30, 2015 compared with the 2014 period due to higher unit costs ($34 million) and higher sendout volumes ($2 million).

Other operations and maintenance expenses decreased $3 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to lower costs for the support and protection of company underground facilities to accommodate New York City municipal projects.

Depreciation and amortization decreased $1 million in the six months ended June 30, 2015 compared with the 2014 period.

Other Income (Deductions)
Other income (deductions) decreased $3 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to the gain on sale of certain non-utility property in 2014.

Net Interest Expense
Net interest expense increased $26 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to new debt issuances in late 2014.

Income Tax Expense
Income taxes increased $31 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to higher income before income tax expense.

O&R

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(Millions of Dollars)	Electric	Gas	2015 Total	Electric	Gas	2014 Total	2015-2014 Variation
Operating revenues	$318	$93	$411	$320	$128	$448	$(37)
Purchased power	105	—	105	120	—	120	(15)
Gas purchased for resale	—	31	31	—	55	55	(24)
Other operations and maintenance	132	35	167	120	34	154	13
Depreciation and amortization	25	9	34	21	8	29	5
Taxes, other than income taxes	22	9	31	22	9	31	—
Operating income	$34	$9	$43	$37	$22	$59	$(16)

Electric
O&R’s results of electric operations for the six months ended June 30, 2015 compared with the 2014 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2015	June 30, 2014	Variation
Operating revenues	$318	$320	$(2)
Purchased power	105	120	(15)
Other operations and maintenance	132	120	12
Depreciation and amortization	25	21	4
Taxes, other than income taxes	22	22	—
Electric operating income	$34	$37	$(3)

O&R’s electric sales and deliveries for the six months ended June 30, 2015 compared with the 2014 period were:

	Millions of kWhs Delivered					Revenues in Millions (a)
	Six Months Ended					Six Months Ended
Description	June 30, 2015	June 30, 2014	Variation	Percent Variation		June 30, 2015	June 30, 2014	Variation	Percent Variation
Residential/Religious (b)	745	704	41	5.8%		$147	$139	$8	5.8%
Commercial/Industrial	391	409	(18)	(4.4)		63	70	(7)	(10.0)
Energy choice customers	1,578	1,579	(1)	(0.1)		99	92	7	7.6
Public authorities	50	49	1	2.0		5	7	(2)	(28.6)
Other operating revenues (c)	—	—	—	—		4	12	(8)	(66.7)
Total	2,764	2,741	23	0.8%	(d)	$318	$320	$(2)	(0.6)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 0.7 percent in the six months ended June 30, 2015 compared with the 2014 period.

Operating revenues decreased $2 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to lower purchased power expenses ($15 million) and the charge-off of certain regulatory assets ($4 million), offset in part by higher revenues from the New York electric rate plan ($15 million). See “Rate Plans - O&R New York - Electric and Gas” in Note B to the Second Quarter Financial Statements.

Purchased power expenses decreased $15 million in the six months ended June 30, 2015 compared with the 2014 period due to a decrease in unit costs ($14 million) and a decrease in purchased volumes ($1 million).

Other operations and maintenance expenses increased $12 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to higher tree trimming costs ($4 million), an increase in surcharges for assessments and fees that are collected in revenues from customers ($3 million) and increase in storm costs ($2 million).

Depreciation and amortization increased $4 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the six months ended June 30, 2015 compared with the 2014 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2015	June 30, 2014	Variation
Operating revenues	$93	$128	$(35)
Gas purchased for resale	31	55	(24)
Other operations and maintenance	35	34	1
Depreciation and amortization	9	8	1
Taxes, other than income taxes	9	9	—
Gas operating income	$9	$22	$(13)

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2015 compared with the 2014 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	Six Months Ended					Six Months Ended
Description	June 30, 2015	June 30, 2014	Variation	Percent Variation		June 30, 2015	June 30, 2014	Variation	Percent Variation
Residential	5,308	5,012	296	5.9%		$48	$65	$(17)	(26.2)%
General	1,174	1,113	61	5.5		9	13	(4)	(30.8)
Firm transportation	8,032	7,938	94	1.2		43	46	(3)	(6.5)
Total firm sales and transportation	14,514	14,063	451	3.2	(b)	100	124	(24)	(19.4)
Interruptible sales	2,300	2,347	(47)	(2.0)		2	1	1	Large
Generation plants	15	37	(22)	(59.5)		—	—	—	—
Other	605	588	17	2.9		—	—	—	—
Other gas revenues	—	—	—	—		(9)	3	(12)	Large
Total	17,434	17,035	399	2.3%		$93	$128	$(35)	(27.3)%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Delivery revenues, however, are affected by changes in volumes attributable to changes in the average number of customers.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.3 percent in six months ended June 30, 2015 compared with the 2014 period.

Operating revenues decreased $35 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to the decrease in gas purchased for resale expenses ($24 million) and the charge-off of certain regulatory assets ($14 million). See “Rate Plans - O&R New York - Electric and Gas” in Note B to the Second Quarter Financial Statements.

Gas purchased for resale decreased $24 million in the six months ended June 30, 2015 compared with the 2014 period due to a decrease in unit costs ($13 million) and a decrease in purchased volumes ($11 million).

Other operations and maintenance expenses increased $1 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to an increase in surcharges for assessments and fees that are collected in revenues from customers.

Depreciation and amortization increased $1 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to higher gas utility plant balances.

Income Tax Expense
Income taxes decreased $6 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to lower income before income tax expense, offset in part by higher amortization of New York State’s Metropolitan Transportation Authority business tax ($1 million).

Competitive Energy Businesses
The competitive energy businesses’ results of operations for the six months ended June 30, 2015 compared with the 2014 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2015	June 30, 2014	Variation
Operating revenues	$702	$612	$90
Purchased power	542	491	51
Gas purchased for resale	68	46	22
Other operations and maintenance	61	50	11
Depreciation and amortization	11	11	—
Taxes, other than income taxes	10	9	1
(Gain) on sale of solar electric production projects	—	(45)	45
Operating income	$10	$50	$(40)

Operating revenues increased $90 million in the six months ended June 30, 2015 compared with the 2014 period, due primarily to higher electric retail revenues. Electric retail revenues increased $82 million due to higher sales volumes ($83 million), offset by lower unit prices ($1 million). Wholesale revenues decreased $3 million due to lower sales volume. Solar revenues decreased $2 million primarily due to Con Edison Development’s May 2014 sale of 50 percent of its membership interest in California Solar. Net mark-to-market values decreased $23 million, of which $21 million in losses are reflected in purchased power expenses and $2 million in losses are reflected in revenues. Other revenues increased $15 million due primarily to higher energy services revenues.

Purchased power expenses increased $51 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to higher volumes ($70 million) and changes in mark-to-market losses ($21 million), offset by lower unit prices ($40 million).

Gas purchased for resale increased $22 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to higher volumes.

Other operations and maintenance expenses increased $11 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to an increase in solar electric production projects in operation during 2015 and higher health benefit costs.

Taxes, other than income taxes increased $1 million in the six months ended June 30, 2015 compared with the 2014 period principally due to higher property taxes on its renewable electric production investments.

Gain on sale of solar electric production projects decreased $45 million reflecting Con Edison Development's May 2014 sale of 50 percent of its membership interest in California Solar.

Net Interest Expense
Net interest expense increased $12 million in the six months ended June 30, 2015 compared to the 2014 period due primarily to adjustments to accrued interest on taxes relating to the LILO transactions which were terminated in 2013.

Income Tax Expense
Income taxes decreased $27 million in the six months ended June 30, 2015 compared with the 2014 period due primarily to lower income before income tax expense and higher production tax credits and amortization of investment tax credits ($5 million).

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2015 and 2014 are summarized as follows:

	Con Edison			CECONY
(Millions of Dollars)	2015	2014	Variance	2015	2014	Variance
Operating activities	$1,486	$1,257	$229	$1,202	$882	$320
Investing activities	(1,725)	(1,233)	(492)	(1,209)	(1,104)	(105)
Financing activities	249	76	173	28	285	(257)
Net change	10	100	(90)	21	63	(42)
Balance at beginning of period	699	674	25	645	633	12
Balance at end of period	$709	$774	$(65)	$666	$696	$(30)

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

Net cash flows from operating activities for the six months ended June 30, 2015 for Con Edison and CECONY were $229 million and $320 million higher, respectively, than in 2014. The increase in net cash flows for Con Edison reflects primarily the lower income taxes paid, net of refunds received in 2015 ($527 million) and special deposits applied against accrued taxes in 2014 related to the LILO transactions ($308 million). For CECONY, the increase in net cash flows reflects primarily the lower income taxes paid, net of refunds received in 2015.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $492 million and $105 million higher, respectively, for the six months ended June 30, 2015 compared with the 2014 period. The changes for Con Edison and CECONY reflect increased utility construction expenditures in 2015. In addition, the change for Con Edison reflects primarily the increased investments in/acquisitions of renewable electric production projects ($145 million), the proceeds from sale of solar electric production projects in 2014 ($108 million) and increased non-utility construction expenditures related to solar electric production projects ($65 million).

Cash Flows From Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $173 million higher and $257 million lower, respectively, in the six months ended June 30, 2015 compared with the 2014 period.

In June 2015, O&R issued $120 million of 4.95 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In April 2015, O&R redeemed at maturity $40 million of 5.30 percent 10-year debentures.

In June 2015, a Con Edison Development subsidiary issued $118 million aggregate principal amount of 3.94 percent Senior Notes maturing in 2036.

In March 2014, CECONY issued $850 million of 4.45 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In February 2014, CECONY redeemed at maturity $200 million of 4.70 percent 10-year debentures. In April 2014, CECONY redeemed at maturity $275 million of 5.55 percent 5-year debentures.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at June 30, 2015 and 2014 and the average daily balances for the six months ended June 30, 2015 and 2014 for Con Edison and CECONY were as follows:

	2015		2014
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30,	Daily average	Outstanding at June 30,	Daily average
Con Edison	$1,245	$536	$1,531	$800
CECONY	$995	$183	$1,482	$682
Weighted average yield	0.4%	0.4%	0.2%	0.2%

Capital Requirements and Resources
Con Edison has increased its estimates of capital expenditures by its competitive energy businesses from $375 million to $835 million for 2015 and from $366 million to $985 million for 2016 to reflect additional renewable energy project development. See "Con Edison Development," below.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months ended June 30, 2015 and 2014 and the twelve months ended December 31, 2014 was:

	Ratio of Earnings to Fixed Charges
	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014	For the Twelve Months Ended December 31, 2014
Con Edison (a)	3.5	3.8	3.6
CECONY	3.7	3.7	3.8

(a)
Reflects after-tax benefit/(charge) to earnings relating to Con Edison Development’s LILO transactions of $7 million and $(1) million for the six months ended June 30, 2014 and twelve months ended December 31, 2014, respectively. Also reflects an after-tax benefit to earnings relating to Con Edison Development's gain on sale of solar electric production projects of $26 million for the six months ended June 30, 2014 and twelve months ended December 31, 2014.

For each of the Companies, the common equity ratio at June 30, 2015 and December 31, 2014 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2015	December 31, 2014
Con Edison	51.8	52.0
CECONY	50.8	50.7

Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at June 30, 2015, compared with December 31, 2014.

	Con Edison	CECONY
(Millions of Dollars)	2015 vs. 2014 Variance	2015 vs. 2014 Variance
Assets
Assets held for sale	$167	$—
Regulatory asset — Unrecognized pension and other postretirement costs	(446)	(418)
Income taxes receivable	(224)	—
Liabilities
Deferred income taxes and investment tax credits	$332	$259
Liabilities held for sale	91	—
Pension and retiree benefits	(494)	(482)

Assets Held for Sale and Liabilities Held for Sale
The increase in assets held for sale and liabilities held for sale reflects Con Edison's plan to actively market and sell the retail electric supply business of its competitive energy businesses. See Note O to the Second Quarter Financial Statements.

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits
The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2014, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2015. See Notes B, E and F to the Second Quarter Financial Statements.

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

Off-Balance Sheet Arrangements
None of the Companies’ interests in variable interest entities (VIEs) meet the SEC definition of off-balance sheet arrangements. For information regarding the Companies’ VIEs, see Note M to the Second Quarter Financial Statements.

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

In June 2015, the New York State Energy Research and Development Authority (NYSERDA) submitted a report in the large-scale renewable generation track of the REV proceeding. The report included program design principles and strategies. The NYSPSC requested comments on, among other things: ratepayer funding mechanisms; utility-backed power purchase agreements; financing options; and utility-owned generation.

In July 2015, the NYSPSC staff submitted a white paper on ratemaking and utility business models in the REV proceeding. The NYSPSC staff indicated that the proposals included in the white paper reflect several foundational principles: align earning opportunities with customer value; maintain flexibility; provide accurate and appropriate value signals; maintain a sound electric industry; shift balance of regulatory incentives to market incentives; and achieve public policy objectives. The white paper, among other things, included proposals for: market based earnings opportunities, including distributed system platform revenues; adoption of earnings impact mechanisms to incent peak demand reduction, energy efficiency, customer engagement and information access, affordability and interconnection; retention of existing safety, reliability, customer service and utility-specific performance mechanisms; modifications to rate plan net utility plant reconciliations to encourage cost-effective use of operating resources and third-party investment; tying rate plan earnings sharing mechanisms to a performance index; pre-approval, where appropriate, of investments in distributed system platform capabilities; three-year rate plans, with an opportunity for two-year extensions; and rate design and DER compensation, including net energy metering, standby service tariffs, study of demand charges and facilitation of time-of use rates. The NYSPSC has requested comments on the white paper.

In June 2015, the New York State Energy Planning Board released its 2015 State Energy Plan. Under New York State law, any energy-related action or decision of State agencies must be reasonably consistent with the Plan. The Plan reflects clean energy initiatives, including the REV proceeding, NYSERDA’s clean energy fund proposal (discussed below), and the following goals for New York State to meet by 2030: a 40 percent reduction in greenhouse gas emissions from 1990 levels; 50 percent of electric generation from renewable energy sources; and a 23 percent decrease in energy consumption in buildings from 2012 levels.

In June 2015, NYSERDA supplemented the clean energy fund proposal it submitted in September 2014 for NYSPSC approval. The proposal is for a 10-year, approximately $5 billion plan, to fund four programs beginning in 2016: market development; innovation and research; NY Green Bank and NY Sun. As proposed, the Utilities would bill clean energy fund surcharges to customers and would no longer bill customers for the energy efficiency portfolio standard, the renewable portfolio standard and system benefit surcharges.

For information about the extension of CECONY’s current electric rate plan through 2016, a Joint Proposal, which is subject to NYSPSC approval, for new O&R electric and gas rate plans and additional regulatory matters, see Note B to the Second Quarter Financial Statements.

Environmental Matters
In August 2015, the United States Environmental Protection Agency (EPA) issued its Clean Power Plan to reduce carbon dioxide emissions from existing power plants 32 percent from 2005 levels by 2030. Under the Clean Power Plan, each state is required to submit for EPA approval a plan to reduce its emissions to specified rate-based or equivalent mass-based target levels (as determined in accordance with the Clean Power Plan) applicable to the state. For New York State, the emissions rate-based target level for 2030 is approximately 20 percent below its 2012 emissions rate. State plans may, among other things, include participation in regional cap-and-trade programs, such as the Regional Greenhouse Gas Initiative (in which New York State participates), and renewable energy and energy efficiency programs. State plans are to be submitted to the EPA in 2016, with possible extensions to 2018, and are to be in effect not later than 2022. The costs resulting from the Clean Power Plan could be substantial.

Con Edison Development
The following table provides information about the renewable electric production projects Con Edison Development owned at June 30, 2015:

Project Name	Production Technology	Generating Capacity (a) (MWs AC)	PPA Term (In Years)	Actual/Expected In-Service Date	Location (State)
Wholly owned projects
Flemington	Solar	8	n/a (b)	2011	New Jersey
Frenchtown I, II and III	Solar	14	n/a (b)	2011-13	New Jersey
PA Solar	Solar	10	n/a (b)	2012	Pennsylvania
Shrewsbury	Solar	3	20 (b)	2012	Massachusetts
Groveland	Solar	3	20 (b)	2012	Massachusetts
White River 2	Solar	20	20	2014	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	5	25	2015	Texas
Corcoran 2	Solar	20	20	2015	California
Atwell West	Solar	20	20	2015	California
Projects of less than 3 MW	Solar	14	Various	Various	Various
Jointly owned projects
Pilesgrove	Solar	9	n/a (b)	2011	New Jersey
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2 Phase 1 and 2	Solar	75	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	37	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW in Operation		556
Alamo Solar 5 (c)	Solar	95	25	2015	Texas
Campbell County Wind (d)	Wind	95	30	2015	South Dakota
Corcoran 3	Solar	20	20	2015	California
California Solar 3 (e)	Solar	110	20	2016	California
Total MW in Construction		320
Total MW		876

(a)	Represents Con Edison Development’s ownership interest in the project.

(b)	New Jersey, Pennsylvania and Massachusetts assets have 3-5 year Solar Renewable Energy Credit hedges in place.

(c)
In May 2015, Con Edison Development purchased a company that is the owner of a 95 MW (AC) solar electric production project in Uvalde, Texas (Alamo Solar 5). The total cost of the project is expected to be approximately $310 million. Electricity generated by the project is to be purchased by the City of San Antonio pursuant to a long-term power purchase agreement.

(d)
In June 2015, Con Edison Development purchased a company that is the owner of a 95 MW (AC) wind electric production project in Campbell County, South Dakota (Campbell County Wind). The total cost of the project is expected to be approximately $180 million. Electricity generated by the project is to be purchased by the Basin Electric Power Cooperative pursuant to a long-term power purchase agreement.

(e)
In January and February 2015, Con Edison Development purchased a company that is the owner of 110 MW (AC) of solar electric production projects in California (California Solar 3). The total cost of these projects is expected to be approximately $280 million. Electricity generated by these projects is to be purchased by Pacific Gas and Electric Company and Southern California Edison pursuant to long-term power purchase agreements.

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

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at June 30, 2015, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million. Under CECONY’s current gas, steam and electric rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual tax-exempt (and under the gas rate plan, taxable) long-term debt interest expense are reconciled to the level set in rates. Certain regulatory assets relating to the O&R interest rate reconciliation have been charged off. See “Rate Plans - O&R New York - Electric and Gas” in Note B to the Second Quarter Financial Statements.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note K to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2015, a 10 percent decline in market prices would result in a decline in fair value of $55 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $49 million is for CECONY and $6 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	June 30, 2015	December 31, 2014
	(Millions of Dollars)
Average for the period	$1	$1
High	2	7
Low	1	—

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

Credit Risk
The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. See Note K to the Second Quarter Financial Statements.

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 58 percent equities and 42 percent fixed income and other securities. At June 30, 2015, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.

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
The following table provides information about Con Edison common shares purchased in open-market transactions for the quarter ended June 30, 2015. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	145,153	$60.72	—	—
May 1, 2015 to May 31, 2015	57,264	61.51	—	—
June 1, 2015 to June 30, 2015	85,537	60.00	—	—
Total	287,954	$60.66	—	—

Item 6: Exhibits
Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2015 and 2014, and the 12-month period ended December 31, 2014.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2015 and 2014, and the 12-month period ended December 31, 2014.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

DATE: August 6, 2015	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer