Form 10-Q
period 2015-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2015-11-05
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
As of October 30, 2015, Con Edison had outstanding 293,192,258 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.
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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Consolidated Edison Transmission, LLC
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Other Organizations
EPA	U. S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour
Other
AFUDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
DSP	Distributed System Platform
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Second Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended June 30 of the current year
Third Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended September 30 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2014
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES
Electric	$2,762	$2,786	$6,937	$7,158
Gas	237	237	1,293	1,514
Steam	58	46	529	485
Non-utility	386	321	1,088	934
TOTAL OPERATING REVENUES	3,443	3,390	9,847	10,091
OPERATING EXPENSES
Purchased power	860	875	2,404	2,621
Fuel	31	41	216	231
Gas purchased for resale	64	76	415	627
Other operations and maintenance	869	857	2,485	2,483
Depreciation and amortization	285	270	840	796
Taxes, other than income taxes	504	452	1,459	1,419
TOTAL OPERATING EXPENSES	2,613	2,571	7,819	8,177
Gain on sale of solar electric production projects	—	—	—	45
OPERATING INCOME	830	819	2,028	1,959
OTHER INCOME (DEDUCTIONS)
Investment and other income	12	28	31	53
Allowance for equity funds used during construction	1	1	3	4
Other deductions	(4)	(3)	(11)	(12)
TOTAL OTHER INCOME	9	26	23	45
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	839	845	2,051	2,004
INTEREST EXPENSE
Interest on long-term debt	157	145	469	438
Other interest (income)	6	5	19	(1)
Allowance for borrowed funds used during construction	(1)	—	(2)	(2)
NET INTEREST EXPENSE	162	150	486	435
INCOME BEFORE INCOME TAX EXPENSE	677	695	1,565	1,569
INCOME TAX EXPENSE	249	259	548	559
NET INCOME FOR COMMON STOCK	$428	$436	$1,017	$1,010
Net income for common stock per common share—basic	$1.46	$1.49	$3.47	$3.45
Net income for common stock per common share—diluted	$1.45	$1.48	$3.46	$3.44
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.65	$0.63	$1.95	$1.89
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	292.9	292.9	292.9	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	294.2	294.0	294.2	294.0
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions of Dollars)
NET INCOME	$428	$436	$1,017	$1,010
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	1	7	6
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	1	7	6
COMPREHENSIVE INCOME FOR COMMON STOCK	$429	$437	$1,024	$1,016
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$1,017	$1,010
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	840	796
Deferred income taxes	466	424
Rate case amortization and accruals	(38)	90
Common equity component of allowance for funds used during construction	(3)	(4)
Net derivative gains	(4)	(14)
Pre-tax gain on sale of solar electric production projects	—	(45)
Other non-cash items (net)	73	10
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(82)	(35)
Special deposits	5	312
Materials and supplies, including fuel oil and gas in storage	32	19
Other receivables and other current assets	39	(7)
Income taxes receivable	194	—
Prepayments	(568)	(508)
Accounts payable	83	20
Pensions and retiree benefits obligations, net	566	610
Pensions and retiree benefits contributions	(753)	(582)
Accrued taxes	(19)	(428)
Accrued interest	48	(81)
Superfund and environmental remediation costs, net	23	24
Distributions from equity investments related to renewable electric production projects	29	—
Deferred charges, noncurrent assets and other regulatory assets	(17)	(116)
Deferred credits and other regulatory liabilities	220	237
Other current and noncurrent liabilities	48	19
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,199	1,751
INVESTING ACTIVITIES
Utility construction expenditures	(1,838)	(1,663)
Cost of removal less salvage	(156)	(168)
Non-utility construction expenditures	(366)	(152)
Investments in/acquisitions of renewable electric production projects	(286)	(181)
Proceeds from grants related to solar electric production projects	—	36
Proceeds from sale of solar electric production projects	—	108
Restricted cash	(23)	15
Other investing activities	(18)	9
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,687)	(1,996)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	360	(26)
Issuance of long-term debt	238	850
Retirement of long-term debt	(145)	(478)
Debt issuance costs	(2)	(9)
Common stock dividends	(560)	(553)
Issuance of common shares for stock plans, net of repurchases	(9)	(8)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(118)	(224)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(606)	(469)
BALANCE AT BEGINNING OF PERIOD	699	674
BALANCE AT END OF PERIOD	93	205
LESS: HELD FOR SALE	2	—
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$91	$205
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$411	$382
Income taxes	$(7)	$635
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$204	$107
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2015	December 31, 2014
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$91	$699
Special deposits	3	8
Accounts receivable – customers, less allowance for uncollectible accounts of $88 and $96 in 2015 and 2014, respectively	1,194	1,201
Other receivables, less allowance for uncollectible accounts of $11 and $10 in 2015 and 2014, respectively	232	133
Income taxes receivable	30	224
Accrued unbilled revenue	387	500
Fuel oil, gas in storage, materials and supplies, at average cost	338	372
Prepayments	731	163
Regulatory assets	67	148
Deferred tax assets	60	128
Assets held for sale	194	—
Other current assets	178	278
TOTAL CURRENT ASSETS	3,505	3,854
INVESTMENTS	874	816
UTILITY PLANT, AT ORIGINAL COST
Electric	25,998	25,091
Gas	6,466	6,102
Steam	2,300	2,251
General	2,546	2,465
TOTAL	37,310	35,909
Less: Accumulated depreciation	7,940	7,614
Net	29,370	28,295
Construction work in progress	1,106	1,031
NET UTILITY PLANT	30,476	29,326
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $90 and $91 in 2015 and 2014, respectively	572	388
Construction work in progress	425	113
NET PLANT	31,473	29,827
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $4 in 2015 and 2014	3	3
Regulatory assets	8,445	9,156
Other deferred charges and noncurrent assets	242	223
TOTAL OTHER NONCURRENT ASSETS	9,119	9,811
TOTAL ASSETS	$44,971	$44,308
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2015	December 31, 2014
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$761	$560
Notes payable	1,160	800
Accounts payable	1,092	1,035
Customer deposits	351	344
Accrued taxes	53	72
Accrued interest	180	132
Accrued wages	96	95
Fair value of derivative liabilities	26	64
Regulatory liabilities	165	187
Liabilities held for sale	82	—
Other current liabilities	463	492
TOTAL CURRENT LIABILITIES	4,429	3,781
NONCURRENT LIABILITIES
Provision for injuries and damages	185	182
Pensions and retiree benefits	3,068	3,914
Superfund and other environmental costs	746	764
Asset retirement obligations	198	188
Fair value of derivative liabilities	17	13
Deferred income taxes and investment tax credits	9,598	9,076
Regulatory liabilities	1,940	1,993
Other deferred credits and noncurrent liabilities	220	181
TOTAL NONCURRENT LIABILITIES	15,972	16,311
LONG-TERM DEBT	11,521	11,631
EQUITY
Common shareholders’ equity	13,040	12,576
Noncontrolling interest	9	9
TOTAL EQUITY (See Statement of Equity)	13,049	12,585
TOTAL LIABILITIES AND EQUITY	$44,971	$44,308
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2013	292,872,396	$32	$4,995	$8,338	23,210,200	$(1,034)	$(61)	$(25)	$—	$12,245
Net income for common stock				361						361
Common stock dividends				(184)						(184)
Issuance of common shares for stock plans, net of repurchases	51,656		(2)		(51,656)	2				—
Other comprehensive income								4		4
Noncontrolling interest									—	—
BALANCE AS OF MARCH 31, 2014	292,924,052	$32	$4,993	$8,515	23,158,544	$(1,032)	$(61)	$(21)	$—	$12,426
Net income for common stock				212						212
Common stock dividends				(184)						(184)
Issuance of common shares for stock plans, net of repurchases	(45,658)		—		45,658	—				—
Other comprehensive income								1		1
Noncontrolling interest									—	—
BALANCE AS OF JUNE 30, 2014	292,878,394	$32	$4,993	$8,543	23,204,202	$(1,032)	$(61)	$(20)	$—	$12,455
Net income for common stock				436						436
Common stock dividends				(185)						(185)
Issuance of common shares for stock plans, net of repurchases	(6,426)		—		6,426	—				—
Other comprehensive income								1		1
Noncontrolling interest									9	9
BALANCE AS OF SEPTEMBER 30, 2014	292,871,968	$32	$4,993	$8,794	23,210,628	$(1,032)	$(61)	$(19)	$9	$12,716
BALANCE AS OF DECEMBER 31, 2014	292,876,196	$32	$4,991	$8,691	23,206,400	$(1,032)	$(61)	$(45)	$9	$12,585
Net income for common stock				370						370
Common stock dividends				(190)						(190)
Issuance of common shares for stock plans, net of repurchases	24,600		2		(24,600)	(2)				—
Other comprehensive income								5		5
Noncontrolling interest									—	—
BALANCE AS OF MARCH 31, 2015	292,900,796	$32	$4,993	$8,871	23,181,800	$(1,034)	$(61)	$(40)	$9	$12,770
Net income for common stock				219						219
Common stock dividends				(190)						(190)
Issuance of common shares for stock plans, net of repurchases	(28,134)		—		28,134	(3)				(3)
Other comprehensive income								1		1
Noncontrolling interest									—	—
BALANCE AS OF JUNE 30, 2015	292,872,662	$32	$4,993	$8,900	23,209,934	$(1,037)	$(61)	$(39)	$9	$12,797
Net income for common stock				428						428
Common stock dividends				(191)						(191)
Issuance of common shares for stock plans, net of repurchases	211,452		15		766	(1)				14
Other comprehensive income								1		1
Noncontrolling interest									—	—
BALANCE AS OF SEPTEMBER 30, 2015	293,084,114	$32	$5,008	$9,137	23,210,700	$(1,038)	$(61)	$(38)	$9	$13,049
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,558	$2,582	$6,416	$6,635
Gas	213	210	1,177	1,359
Steam	58	46	529	485
TOTAL OPERATING REVENUES	2,829	2,838	8,122	8,479
OPERATING EXPENSES
Purchased power	526	573	1,423	1,707
Fuel	31	42	216	231
Gas purchased for resale	30	36	282	487
Other operations and maintenance	750	748	2,140	2,172
Depreciation and amortization	262	250	773	737
Taxes, other than income taxes	485	433	1,399	1,359
TOTAL OPERATING EXPENSES	2,084	2,082	6,233	6,693
OPERATING INCOME	745	756	1,889	1,786
OTHER INCOME (DEDUCTIONS)
Investment and other income	(1)	12	3	20
Allowance for equity funds used during construction	1	1	3	3
Other deductions	(3)	(3)	(10)	(10)
TOTAL OTHER INCOME (DEDUCTIONS)	(3)	10	(4)	13
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	742	766	1,885	1,799
INTEREST EXPENSE
Interest on long-term debt	141	130	423	388
Other interest	5	4	14	11
Allowance for borrowed funds used during construction	(1)	—	(2)	(1)
NET INTEREST EXPENSE	145	134	435	398
INCOME BEFORE INCOME TAX EXPENSE	597	632	1,450	1,401
INCOME TAX EXPENSE	222	233	515	496
NET INCOME FOR COMMON STOCK	$375	$399	$935	$905
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions of Dollars)
NET INCOME	$375	$399	$935	$905
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	—	2	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	—	2	1
COMPREHENSIVE INCOME	$376	$399	$937	$906
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$935	$905
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	773	737
Deferred income taxes	391	267
Rate case amortization and accruals	(57)	77
Common equity component of allowance for funds used during construction	(3)	(3)
Other non-cash items (net)	13	(11)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(51)	(11)
Materials and supplies, including fuel oil and gas in storage	34	26
Other receivables and other current assets	60	(31)
Accounts receivable from affiliated companies	(32)	(233)
Prepayments	(336)	(353)
Accounts payable	23	(47)
Pensions and retiree benefits obligations, net	530	575
Pensions and retiree benefits contributions	(700)	(539)
Superfund and environmental remediation costs, net	21	27
Accrued taxes	(1)	(7)
Accrued taxes to affiliated companies	(8)	(181)
Accrued interest	37	1
Deferred charges, noncurrent assets and other regulatory assets	(49)	(100)
Deferred credits and other regulatory liabilities	222	218
Other current and noncurrent liabilities	—	(11)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,802	1,306
INVESTING ACTIVITIES
Utility construction expenditures	(1,732)	(1,554)
Cost of removal less salvage	(149)	(163)
Restricted cash	(19)	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,900)	(1,717)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	199	(9)
Issuance of long-term debt	—	850
Retirement of long-term debt	—	(475)
Debt issuance costs	(1)	(9)
Dividend to parent	(694)	(534)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(496)	(177)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(594)	(588)
BALANCE AT BEGINNING OF PERIOD	645	633
BALANCE AT END OF PERIOD	$51	$45
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest	$376	$349
Income taxes	$143	$749
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$152	$90
The accompanying notes are an integral part of these financial statements

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2015	December 31, 2014
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$51	$645
Special deposits	2	2
Accounts receivable – customers, less allowance for uncollectible accounts of $83 and $90 in 2015 and 2014, respectively	1,115	1,064
Other receivables, less allowance for uncollectible accounts of $8 in 2015 and 2014	66	71
Accrued unbilled revenue	356	384
Accounts receivable from affiliated companies	164	132
Fuel oil, gas in storage, materials and supplies, at average cost	278	312
Prepayments	462	126
Regulatory assets	53	132
Deferred tax assets	35	94
Other current assets	111	158
TOTAL CURRENT ASSETS	2,693	3,120
INVESTMENTS	281	271
UTILITY PLANT AT ORIGINAL COST
Electric	24,485	23,599
Gas	5,810	5,469
Steam	2,300	2,251
General	2,337	2,265
TOTAL	34,932	33,584
Less: Accumulated depreciation	7,269	6,970
Net	27,663	26,614
Construction work in progress	1,033	971
NET UTILITY PLANT	28,696	27,585
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2015 and 2014	5	5
NET PLANT	28,701	27,590
OTHER NONCURRENT ASSETS
Regulatory assets	7,820	8,481
Other deferred charges and noncurrent assets	175	175
TOTAL OTHER NONCURRENT ASSETS	7,995	8,656
TOTAL ASSETS	$39,670	$39,637
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2015	December 31, 2014
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$750	$350
Notes payable	649	450
Accounts payable	783	802
Accounts payable to affiliated companies	28	23
Customer deposits	337	330
Accrued taxes	45	46
Accrued taxes to affiliated companies	2	10
Accrued interest	154	117
Accrued wages	87	84
Fair value of derivative liabilities	19	48
Regulatory liabilities	135	142
Other current liabilities	398	415
TOTAL CURRENT LIABILITIES	3,387	2,817
NONCURRENT LIABILITIES
Provision for injuries and damages	179	176
Pensions and retiree benefits	2,708	3,493
Superfund and other environmental costs	651	666
Asset retirement obligations	191	185
Fair value of derivative liabilities	14	10
Deferred income taxes and investment tax credits	8,714	8,257
Regulatory liabilities	1,755	1,837
Other deferred credits and noncurrent liabilities	176	144
TOTAL NONCURRENT LIABILITIES	14,388	14,768
LONG-TERM DEBT	10,465	10,864
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	11,430	11,188
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$39,670	$39,637
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2013	235,488,094	$589	$4,234	$7,053	$(962)	$(61)	$(6)	$10,847
Net income				334				334
Common stock dividend to parent				(178)				(178)
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2014	235,488,094	$589	$4,234	$7,209	$(962)	$(61)	$(5)	$11,004
Net income				172				172
Common stock dividend to parent				(178)				(178)
Other comprehensive income							—	—
BALANCE AS OF JUNE 30, 2014	235,488,094	$589	$4,234	$7,203	$(962)	$(61)	$(5)	$10,998
Net income				399				399
Common stock dividend to parent				(178)				(178)
Other comprehensive income							—	—
BALANCE AS OF SEPTEMBER 30, 2014	235,488,094	$589	$4,234	$7,424	$(962)	$(61)	$(5)	$11,219
BALANCE AS OF DECEMBER 31, 2014	235,488,094	$589	$4,234	$7,399	$(962)	$(61)	$(11)	$11,188
Net income				348				348
Common stock dividend to parent				(338)				(338)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2015	235,488,094	$589	$4,234	$7,409	$(962)	$(61)	$(11)	$11,198
Net income				211				211
Common stock dividend to parent				(178)				(178)
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2015	235,488,094	$589	$4,234	$7,442	$(962)	$(61)	$(10)	$11,232
Net income				375				375
Common stock dividend to parent				(178)				(178)
Other comprehensive income							1	1
BALANCE AS OF SEPTEMBER 30, 2015	235,488,094	$589	$4,234	$7,639	$(962)	$(61)	$(9)	$11,430
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2014 and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015. Certain prior period amounts have been reclassified to conform to the current period presentation.
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania (see Note O) and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a company which sells to retail customers electricity purchased in wholesale markets (see Note O), enters into related hedging transactions and also provides energy-related products and services to retail customers; Consolidated Edison Energy, Inc. (Con Edison Energy), a company that provides energy-related products and services to wholesale customers; and Consolidated Edison Development, Inc. (Con Edison Development), a company that develops, owns and operates renewable and energy infrastructure projects. In addition, in 2014 Con Edison formed Consolidated Edison Transmission, LLC (Con Edison Transmission) to invest in a transmission company. See information about Con Edison Transmission under “Guarantees” in Note H.

Note A – Summary of Significant Accounting Policies
Earnings Per Common Share
For the three and nine months ended September 30, 2015 and 2014, basic and diluted earnings per share (EPS) for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2015	2014	2015	2014
Net income for common stock	$428	$436	$1,017	$1,010
Weighted average common shares outstanding – basic	292.9	292.9	292.9	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.3	1.1	1.3	1.1
Adjusted weighted average common shares outstanding – diluted	294.2	294.0	294.2	294.0
Net Income for common stock per common share – basic	$1.46	$1.49	$3.47	$3.45
Net Income for common stock per common share – diluted	$1.45	$1.48	$3.46	$3.44
The computation of diluted EPS for the three and nine months ended September 30, 2014 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and nine months ended September 30, 2015 and 2014, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Beginning balance, accumulated OCI, net of taxes (a)	$(39)	$(20)	$(10)	$(5)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2015 and 2014 (a)(b)	1	1	1	—
Current period OCI, net of taxes	1	1	1	—
Ending balance, accumulated OCI, net of taxes	$(38)	$(19)	$(9)	$(5)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Beginning balance, accumulated OCI, net of taxes (a)	$(45)	$(25)	$(11)	$(6)
OCI before reclassifications, net of tax of $(2) and $(1) for Con Edison in 2015 and 2014, respectively	3	2	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(3) for Con Edison in 2015 and 2014 (a)(b)	4	4	2	1
Current period OCI, net of taxes	7	6	2	1
Ending balance, accumulated OCI, net of taxes	$(38)	$(19)	$(9)	$(5)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the income statement.

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
Cost reconciliations
Continued reconciliation of expenses for pension and other postretirement benefits, variable-rate tax-exempt debt, major storms, property taxes, municipal infrastructure support, the impact of new laws and environmental remediation to amounts reflected in rates (d).

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

(c)
For transmission service provided pursuant to the open access transmission tariff of PJM Interconnection LLC (PJM), unless and until changed by the NYSPSC, the company will recover all charges incurred associated with the transmission service. In January 2014, PJM submitted to the Federal Energy Regulatory Commission (FERC) a request that would substantially increase the charges for the transmission service. FERC has granted the request and rejected CECONY’s protests. CECONY is challenging the FERC’s decision. In August 2015, PJM submitted a request to FERC that, if approved by FERC, would further increase the charges. In September 2015, CECONY filed a protest to this increase.

(d)
Deferrals for property taxes will continue to be limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a 10 basis point impact on return on common equity. In general, if actual expenses for municipal infrastructure support (other than company labor) are below the amounts reflected in rates the company will defer the difference for credit to customers, and if the actual expenses are above the amount reflected in rates the company will defer for recovery from customers 80 percent of the difference subject to a maximum deferral of 30 percent of the amount reflected in rates.

O&R New York – Electric and Gas
In October 2015, the NYSPSC approved a June 2015 Joint Proposal entered into by O&R, the NYSPSC staff and other parties for new electric and gas rate plans. Under the Joint Proposal, the new rate plans are effective November 2015. The following tables contain a summary of the new rate plans:

O&R New York - Electric

Effective period	November 2015 - October 2017
Base rate changes	Yr. 1 - $9.3 million Yr. 2 - $8.8 million
Amortizations to income of net regulatory (assets) and liabilities (a)	Yr. 1 - $(8.5) million Yr. 2 - $(9.4) million
Revenue decoupling mechanism	Continued reconciliation of actual electric delivery revenues to those authorized in the rate plan.
Recoverable energy costs	Continued current rate recovery of purchased power costs.
Negative revenue adjustments	Potential penalties (up to $4 million annually) if certain performance targets are not met.
Cost reconciliations	Continued reconciliation of expenses for pension and other postretirement benefits, major storms, property taxes, the impact of new laws and environmental remediation to amounts reflected in rates.
Net utility plant reconciliations (b)	Target levels reflected in rates are: Yr. 1 - $928 million Yr. 2 - $970 million
Average rate base	Yr. 1 - $763 million Yr. 2 - $805 million
Weighted average cost of capital (after-tax)	Yr. 1 - 7.10 percent Yr. 2 - 7.06 percent
Authorized return on common equity	9.0 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets.
Cost of long-term debt	Yr. 1 - 5.42 percent Yr. 2 - 5.35 percent
Common equity ratio	48 percent

(a)
$59.3 million of the regulatory asset for deferred storm costs is to be recovered from customers over a five-year period, including $11.85 million in each of years 1 and 2,  $1 million of the regulatory asset for such costs will not be recovered from customers, and all outstanding issues related to Superstorm Sandy and other past major storms prior to November 2014 are resolved. Approximately $4 million of regulatory assets for property tax and interest rate reconciliations will not be recovered from customers. Amounts that will not be recovered from customers were charged-off in June 2015.

(b)
Excludes electric advanced metering infrastructure as to which the company will be required to defer as a regulatory liability the revenue requirement impact of the amount, if any, by which actual average net utility plant balances are less than amounts reflected in rates: $1 million in year 1 and $9 million in year 2.

O&R New York - Gas

Effective period	November 2015 - October 2018
Base rate changes	Yr. 1 - $16.4 million Yr. 2 - $16.4 million Yr. 3 - $5.8 million Yr. 3 - $10.6 million collected through a surcharge
Amortizations to income of net regulatory (assets) and liabilities (a)	Yr. 1 - $(1.7) million Yr. 2 - $(2.1) million Yr. 3 - $(2.5) million
Revenue decoupling mechanism	Continued reconciliation of actual gas delivery revenues to those authorized in the rate plan, including through weather normalization clause.
Recoverable energy costs	Continued current rate recovery of purchased gas costs.
Negative revenue adjustments	Potential penalties (up to $3.7 million in Yr. 1, $4.7 million in Yr. 2 and $5.8 million in Yr. 3) if certain performance targets are not met.
Cost reconciliations	Continued reconciliation of expenses for pension and other postretirement benefits, property taxes, the impact of new laws and environmental remediation to amounts reflected in rates.
Net utility plant reconciliations (b)	Target levels reflected in rates are: Yr. 1 - $492 million Yr. 2 - $518 million Yr. 3 - $546 million
Average rate base	Yr. 1 - $366 million Yr. 2 - $391 million Yr. 3 - $417 million
Weighted average cost of capital (after-tax)	Yr. 1 - 7.10 percent Yr. 2 - 7.06 percent Yr. 3 - 7.06 percent
Authorized return on common equity	9.0 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets.
Cost of long-term debt	Yr. 1 - 5.42 percent Yr. 2 - 5.35 percent Yr. 3 - 5.35 percent
Common equity ratio	48 percent

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

Other Regulatory Matters
In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures following the arrests of employees for accepting illegal payments from a construction contractor. Subsequently, additional employees were arrested for accepting illegal payments from materials suppliers and an engineering firm. The arrested employees were terminated by the company and have pled guilty or been convicted. Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. The amount of electric revenues collected subject to refund, which was established in a different proceeding, and the amount of gas and steam revenues collected subject to refund were not established as indicative of the company’s potential liability in this proceeding. At September 30, 2015, the company had collected an estimated $1,889 million from customers subject to potential refund in connection with this proceeding. In January 2013, a NYSPSC consultant reported its estimate, with which the company does not agree, of $208 million of overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009. The company disputed the consultant’s estimate, including its determinations as to overcharges regarding specific construction expenditures it selected to review and its methodology of extrapolating such determinations over a substantial portion of the construction expenditures during this period. The NYSPSC’s consultant has not reviewed the company’s other expenditures. In September 2015, the company, the NYSPSC staff and others entered into a Joint Proposal to settle this proceeding and related matters. The Joint Proposal is subject to NYSPSC approval. Pursuant to the Joint Proposal, the company is required to credit $116 million to customers and, for the period 2017 through 2044, to not seek to recover from customers an aggregate $55 million relating to return on its capital expenditures. In addition, the company’s revenues that were made subject to potential refund in this proceeding would no longer be subject to refund. At September 30, 2015, the company had a $100 million regulatory liability for the remaining amount to be credited to customers related to this matter.

In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million customers. Superstorm Sandy also damaged CECONY’s steam system and interrupted service to many of its steam customers. As of September 30, 2015, CECONY and O&R incurred response and restoration costs for Superstorm Sandy of $509 million and $91 million, respectively (including capital expenditures of $148 million and $15 million, respectively). Most of the costs that were not capitalized were deferred for recovery as a regulatory asset under the Utilities’ electric rate plans. Collection from customers of these costs is provided for under the Utilities' current electric rate plans. See “Rate Plans,” above.
In June 2014, the NYSPSC initiated a proceeding to investigate the practices of qualifying persons to perform plastic fusions on gas facilities. New York State regulations require gas utilities to qualify and, except in certain circumstances, annually requalify workers that perform fusion to join plastic pipe. The NYSPSC directed the New York gas utilities to provide information in this proceeding about their compliance with the qualification and requalification requirements and related matters; their procedures for compliance with all gas safety regulations; and their annual chief executive officer certifications regarding these and other procedures. CECONY’s qualification and requalification procedures had not included certain required testing to evaluate specimen fuses. In addition, CECONY and O&R had not timely requalified certain workers that had been qualified under their respective procedures to perform fusion to join plastic pipe. CECONY and O&R have requalified their workers who perform plastic pipe fusions. In May 2015, the NYSPSC, which indicated that it would address enforcement at a later date, ordered CECONY, O&R and other gas utilities to perform risk assessment and remediation plans, additional leakage surveying and reporting; CECONY to hire an independent statistician to develop a risk assessment and remediation plan; and the gas utilities to implement certain new plastic fusion requirements. In October 2015, O&R submitted to the NYSPSC staff the company’s risk assessment and its recommendation that the development of a remediation plan is unnecessary and that the NYSPSC staff determine that the company’s risk assessment activities are complete.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at September 30, 2015 and December 31, 2014 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Regulatory assets
Unrecognized pension and other postretirement costs	$4,208	$4,846	$4,008	$4,609
Future income tax	2,363	2,273	2,254	2,166
Environmental remediation costs	884	925	784	820
Revenue taxes	235	219	223	208
Deferred storm costs	218	319	137	224
Surcharge for New York State assessment	68	99	63	92
Unamortized loss on reacquired debt	52	57	50	55
Pension and other postretirement benefits deferrals	49	66	21	42
Net electric deferrals	49	63	49	63
O&R property tax reconciliation	45	36	—	—
Deferred derivative losses	32	25	28	23
Preferred stock redemption	26	27	26	27
O&R transition bond charges	22	27	—	—
Workers’ compensation	11	8	11	8
Recoverable energy costs	4	19	4	17
Other	179	147	162	127
Regulatory assets – noncurrent	8,445	9,156	7,820	8,481
Deferred derivative losses	57	97	52	92
Future income tax	9	10	—	—
Recoverable energy costs	1	41	1	40
Regulatory assets – current	67	148	53	132
Total Regulatory Assets	$8,512	$9,304	$7,873	$8,613
Regulatory liabilities
Allowance for cost of removal less salvage	$633	$598	$530	$499
Property tax reconciliation	299	295	299	295
Base rate change deferrals	134	155	134	155
Net unbilled revenue deferrals	134	138	134	138
Prudence proceeding	100	105	100	105
Pension and other postretirement benefit deferrals	76	46	46	37
Variable-rate tax-exempt debt – cost rate reconciliation	75	78	64	78
New York State income tax rate change	67	62	63	59
Property tax refunds	55	87	55	87
Carrying charges on repair allowance and bonus depreciation	50	58	49	57
Earnings sharing – electric and steam	37	19	37	18
Net utility plant reconciliations	31	21	31	20
World Trade Center settlement proceeds	26	41	26	41
Unrecognized other postretirement costs	20	—	20	—
Other	203	290	167	248
Regulatory liabilities – noncurrent	1,940	1,993	1,755	1,837
Refundable energy costs	99	128	71	84
Revenue decoupling mechanism	41	30	39	30
Future income tax	20	24	20	24
Deferred derivative gains	5	5	5	4
Regulatory liabilities – current	165	187	135	142
Total Regulatory Liabilities	$2,105	$2,180	$1,890	$1,979

Note C — Capitalization
In April 2015, O&R redeemed at maturity $40 million of 5.30 percent 10-year debentures. In June 2015, O&R issued $120 million aggregate principal amount of 4.95 percent debentures, due 2045. Also in June 2015, a Con Edison Development subsidiary issued $118 million aggregate principal amount of 3.94 percent senior notes, due 2036. The notes are secured by four of the company's solar projects. In August 2015, O&R redeemed at maturity $55 million of 2.50 percent 5-year debentures and $44 million of variable rate tax-exempt 20-year debt.

The carrying amounts and fair values of long-term debt at September 30, 2015 and December 31, 2014 are:

(Millions of Dollars)	2015		2014
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$12,282	$13,575	$12,191	$13,998
CECONY	$11,215	$12,385	$11,214	$12,846

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $12,939 million and $636 million of the fair value of long-term debt at September 30, 2015 are classified as Level 2 and Level 3, respectively. For CECONY, $11,749 million and $636 million of the fair value of long-term debt at September 30, 2015 are classified as Level 2 and Level 3, respectively (see Note L). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing
At September 30, 2015, Con Edison had $1,160 million of commercial paper outstanding of which $649 million was outstanding under CECONY’s program. The weighted average interest rate at September 30, 2015 was 0.3 percent for both Con Edison and CECONY. At December 31, 2014, Con Edison had $800 million of commercial paper outstanding of which $450 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2014 was 0.4 percent for both Con Edison and CECONY.
At September 30, 2015 and December 31, 2014, no loans were outstanding under the credit agreement (Credit Agreement) and $56 million (including $11 million for CECONY) and $11 million (including $11 million for CECONY), respectively, of letters of credit were outstanding under the Credit Agreement.

Note E — Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Service cost – including administrative expenses	$74	$57	$70	$53
Interest cost on projected benefit obligation	144	143	135	134
Expected return on plan assets	(222)	(208)	(210)	(198)
Recognition of net actuarial loss	194	154	183	146
Recognition of prior service costs	1	1	—	1
NET PERIODIC BENEFIT COST	$191	$147	$178	$136
Amortization of regulatory asset	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$192	$148	$179	$137
Cost capitalized	(80)	(57)	(76)	(54)
Reconciliation to rate level	(14)	30	(14)	28
Cost charged to operating expenses	$98	$121	$89	$111

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Service cost – including administrative expenses	$223	$170	$209	$158
Interest cost on projected benefit obligation	431	429	404	402
Expected return on plan assets	(664)	(624)	(630)	(592)
Recognition of net actuarial loss	581	464	550	439
Recognition of prior service costs	3	3	1	2
NET PERIODIC BENEFIT COST	$574	$442	$534	$409
Amortization of regulatory asset	2	2	2	2
TOTAL PERIODIC BENEFIT COST	$576	$444	$536	$411
Cost capitalized	(224)	(166)	(214)	(156)
Reconciliation to rate level	(56)	86	(56)	78
Cost charged to operating expenses	$296	$364	$266	$333

Expected Contributions
Based on estimates as of September 30, 2015, the Companies expect to make contributions to the pension plans during 2015 of $750 million (of which $697 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first nine months of 2015, the Companies contributed $747 million (of which $694 million was contributed by CECONY) to the pension plans. CECONY also contributed $16 million to its external trust for supplemental plans.

Note F — Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit costs for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Service cost	$5	$5	$4	$4
Interest cost on accumulated other postretirement benefit obligation	13	15	11	13
Expected return on plan assets	(20)	(19)	(17)	(17)
Recognition of net actuarial loss	8	14	7	13
Recognition of prior service cost	(5)	(5)	(4)	(4)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$1	$10	$1	$9
Cost capitalized	(1)	(4)	(1)	(4)
Reconciliation to rate level	4	3	2	1
Cost charged to operating expenses	$4	$9	$2	$6

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Service cost	$15	$14	$11	$11
Interest cost on accumulated other postretirement benefit obligation	38	45	32	39
Expected return on plan assets	(59)	(58)	(51)	(51)
Recognition of net actuarial loss	24	43	21	38
Recognition of prior service cost	(15)	(14)	(10)	(11)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$3	$30	$3	$26
Cost capitalized	(2)	(11)	(2)	(10)
Reconciliation to rate level	12	8	5	2
Cost charged to operating expenses	$13	$27	$6	$18

Contributions
The Companies made a contribution of $6 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2015. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2015 and December 31, 2014 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Accrued Liabilities:
Manufactured gas plant sites	$666	$684	$572	$587
Other Superfund Sites	80	80	79	79
Total	$746	$764	$651	$666
Regulatory assets	$884	$925	$784	$820
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
Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Remediation costs incurred	$6	$5	$6	$2
Insurance recoveries received	—	—	—	—

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Remediation costs incurred	$21	$19	$18	$12
Insurance recoveries received (a)	—	5	—	5
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At September 30, 2015 and December 31, 2014, Con Edison and CECONY had accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years of $8 million and $7 million, respectively. The estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Trial courts have begun, and unless otherwise determined by an appellate court may continue, to apply a different standard for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate plans, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2015 and December 31, 2014 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$86	$83	$81	$78
Regulatory assets – workers’ compensation	$11	$8	$11	$8

Note H — Other Material Contingencies
Manhattan Steam Main Rupture
In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately 90 suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At September 30, 2015, the company has accrued its estimated liability for the suits of $50 million and an insurance receivable in the same amount.

Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Street in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC (which is also conducting an investigation). In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. Approximately 70 suits are pending against the company seeking generally unspecified damages and, in one case, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At September 30, 2015, the company had not accrued a liability for the incident.
Other Contingencies
See “Other Regulatory Matters” in Note B and “Uncertain Tax Positions” in Note I.
Guarantees
Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,576 million and $2,547 million at September 30, 2015 and December 31, 2014, respectively.
A summary, by type and term, of Con Edison’s total guarantees at September 30, 2015 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
NY Transco	$946	$413	$—	$1,359
Energy transactions	760	36	89	885
Renewable electric production projects	176	82	44	302
Other	30	—	—	30
Total	$1,912	$531	$133	$2,576
NY Transco — Con Edison has guaranteed payment by its subsidiary, Con Edison Transmission, of the contributions it agreed to make to New York Transco LLC (NY Transco). Con Edison Transmission acquired a 46 percent interest in NY Transco when it was formed in 2014. NY Transco’s transmission projects are expected to be developed initially by CECONY and other New York transmission owners and then sold to NY Transco. The development of the projects would be subject to authorizations from the NYSPSC, the FERC and other federal, state and local agencies. Guarantee amount shown is for the maximum possible required amount of Con Edison Transmission’s contributions, which assumes that all of the NY Transco projects proposed when NY Transco was formed receive all required regulatory approvals and are completed at 175 percent of their estimated costs and that NY Transco does not use any debt financing for the projects. Guarantee term shown is assumed as the timing of the contributions is not known.
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
Other — Other guarantees primarily relate to guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions for $25 million. In addition, Con Edison issued a guarantee to the Public Utility Commission of Texas covering obligations of Con Edison Solutions as a retail electric provider. Con Edison’s estimate of the maximum potential obligation for this guarantee is $5 million as of September 30, 2015.

Note I — Income Tax
Con Edison’s income tax expense decreased to $249 million for the three months ended September 30, 2015 from $259 million for the three months ended September 30, 2014. Con Edison's effective tax rate for the three months ended September 30, 2015 and 2014 was 37 percent. CECONY’s income tax expense decreased to $222 million for the three months ended September 30, 2015 from $233 million for the three months ended September 30, 2014. CECONY's effective tax rate for the three months ended September 30, 2015 and 2014 was 37 percent.
Con Edison’s income tax expense decreased to $548 million for the nine months ended September 30, 2015 from $559 million for the nine months ended September 30, 2014. Con Edison's effective tax rate for the nine months ended September 30, 2015 and 2014 was 35 percent and 36 percent, respectively. The decrease in Con Edison’s effective tax rate is due primarily to higher production tax credits and amortization of investment tax credits from the competitive energy businesses. CECONY’s income tax expense increased to $515 million for the nine months ended September 30, 2015 from $496 million for the nine months ended September 30, 2014. CECONY's effective tax rate for the nine months ended September 30, 2015 and 2014 was 35 percent.
In September 2015, Con Edison and subsidiaries filed its 2014 federal income tax return. As part of the filing, the company generated excess income tax credits (principally investment tax credits). The company plans to carryback a portion of the excess tax credits to the 2013 federal income tax return and request a tax refund of $30 million.
Uncertain Tax Positions
At September 30, 2015, the estimated liability for uncertain tax positions for Con Edison was $34 million ($2 million for CECONY). Con Edison reasonably expects to resolve approximately $25 million ($16 million, net of federal taxes) of its uncertain tax positions within the next twelve months, of which the entire amount, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $2 million ($1 million, net of federal taxes), of which the entire amount, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $34 million ($22 million, net of federal taxes).
The companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the companies’ consolidated income statements. In the three and nine months ended September 30, 2015, Con Edison recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in its consolidated income statements. At September 30, 2015 and December 31, 2014, Con Edison recognized an immaterial amount of accrued interest on its consolidated balance sheets.

Note J — Financial Information by Business Segment
The financial data for the business segments are as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2015	2014	2015	2014	2015	2014	2015	2014
CECONY
Electric	$2,558	$2,582	$4	$4	$207	$198	$811	$811
Gas	213	210	1	1	35	33	(17)	(14)
Steam	58	46	22	21	20	19	(49)	(41)
Consolidation adjustments	—	—	(27)	(26)	—	—	—	—
Total CECONY	$2,829	$2,838	$—	$—	$262	$250	$745	$756
O&R
Electric	$205	$205	$—	$—	$13	$12	$51	$51
Gas	24	27	—	—	4	4	(9)	(8)
Total O&R	$229	$232	$—	$—	$17	$16	$42	$43
Competitive energy businesses	$386	$321	$(2)	$(3)	$6	$3	$43	$20
Other (a)	(1)	(1)	2	3	—	1	—	—
Total Con Edison	$3,443	$3,390	$—	$—	$285	$270	$830	$819

(a)	Parent company and consolidation adjustments. Other does not represent a business segment.

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2015	2014	2015	2014	2015	2014	2015	2014
CECONY
Electric	$6,416	$6,635	$13	$12	$610	$581	$1,511	$1,416
Gas	1,177	1,359	4	4	105	98	278	273
Steam	529	485	65	62	58	58	100	97
Consolidation adjustments	—	—	(82)	(78)	—	—	—	—
Total CECONY	$8,122	$8,479	$—	$—	$773	$737	$1,889	$1,786
O&R
Electric	$523	$525	$—	$—	$38	$33	$85	$87
Gas	117	155	—	—	13	12	—	15
Total O&R	$640	$680	$—	$—	$51	$45	$85	$102
Competitive energy businesses	$1,087	$934	$(5)	$(2)	$16	$14	$53	$70
Other (a)	(2)	(2)	5	2	—	—	1	1
Total Con Edison	$9,847	$10,091	$—	$—	$840	$796	$2,028	$1,959

(a)	Parent company and consolidation adjustments. Other does not represent a business segment.

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

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at September 30, 2015 and December 31, 2014 were:

(Millions of Dollars)	2015				2014
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$47	$(33)	$14	(b)	$111	$(67)	$44	(b)
Current - assets held for sale (c)	39	(39)	—		—	—	—
Noncurrent	19	(17)	2		34	(23)	11
Total fair value of derivative assets	$105	$(89)	$16		$145	$(90)	$55
Fair value of derivative liabilities
Current	$(84)	$58	$(26)		$(242)	$139	$(103)
Current - liabilities held for sale (c)	(77)	30	(47)		—	—	—
Noncurrent	(48)	31	(17)		(66)	91	25
Noncurrent - liabilities held for sale (c)	(31)	9	(22)		—	—	—
Total fair value of derivative liabilities	$(240)	$128	$(112)		$(308)	$230	$(78)
Net fair value derivative assets/(liabilities)	$(135)	$39	$(96)	(b)	$(163)	$140	$(23)	(b)
CECONY
Fair value of derivative assets
Current	$36	$(28)	$8	(b)	$26	$(15)	$11	(b)
Noncurrent	16	(15)	1		22	(20)	2
Total fair value of derivative assets	$52	$(43)	$9		$48	$(35)	$13
Fair value of derivative liabilities
Current	$(72)	$53	$(19)		$(96)	$48	$(48)
Noncurrent	(42)	28	(14)		(42)	32	(10)
Total fair value of derivative liabilities	$(114)	$81	$(33)		$(138)	$80	$(58)
Net fair value derivative assets/(liabilities)	$(62)	$38	$(24)	(b)	$(90)	$45	$(45)	(b)

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

(b)
At September 30, 2015 and December 31, 2014, margin deposits for Con Edison ($17 million and $27 million, respectively) and CECONY ($17 million and $25 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2015 and 2014:

		For the Three Months Ended September 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2015		2014		2015	2014
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(1)		$(6)		$(1)	$(5)
Noncurrent	Deferred derivative gains	—		(5)		—	(5)
Total deferred gains/(losses)		$(1)		$(11)		$(1)	$(10)
Current	Deferred derivative losses	$8		$(6)		$8	$(5)
Current	Recoverable energy costs	(53)		(33)		(49)	(29)
Noncurrent	Deferred derivative losses	14		3		13	3
Total deferred gains/(losses)		$(31)		$(36)		$(28)	$(31)
Net deferred gains/(losses)		$(32)		$(47)		$(29)	$(41)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(31)	(a)	$(28)	(b)	$—	$—
	Gas purchased for resale	(26)		(29)		—	—
	Non-utility revenue	5	(a)	20	(b)	—	—
Total pre-tax gain/(loss) recognized in income		$(52)		$(37)		$—	$—

(a)	For the three months ended September 30, 2015, Con Edison recorded in purchased power expense an unrealized pre-tax gain of $12 million.

(b)	For the three months ended September 30, 2014, Con Edison recorded in purchased power expense an unrealized pre-tax loss of $(1) million.

		For the Nine Months Ended September 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2015		2014		2015	2014
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$—		$25		$1	$20
Noncurrent	Deferred derivative gains	—		1		—	1
Total deferred gains/(losses)		$—		$26		$1	$21
Current	Deferred derivative losses	$40		$10		$40	$10
Current	Recoverable energy costs	(92)		54		(87)	41
Noncurrent	Deferred derivative losses	(7)		3		(5)	2
Total deferred gains/(losses)		$(59)		$67		$(52)	$53
Net deferred gains/(losses)		$(59)		$93		$(51)	$74
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(60)	(a)	$134	(b)	$—	$—
	Gas purchased for resale	(94)		(75)		—	—
	Non-utility revenue	20	(a)	10	(b)	—	—
Total pre-tax gain/(loss) recognized in income		$(134)		$69		$—	$—

(a)	For the nine months ended September 30, 2015, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($3 million loss) and purchased power expense ($6 million gain).

(b)	For the nine months ended September 30, 2014, Con Edison recorded in purchased power expense an unrealized pre-tax gain of $14 million.

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at September 30, 2015:

	Electric Energy (MWHs) (a)(b)	Capacity (MWs) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison (c)	18,475,688	7,201	63,386,967	4,620,000
CECONY	5,972,325	2,400	56,690,000	4,620,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts which are associated with electric and gas contracts and hedged volumes.

(c)	Includes 11,445,799 MWHs for electric energy, 5,436 MWs for capacity and 509,294 Dt for natural gas derivative transactions that are held for sale.

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
At September 30, 2015, Con Edison and CECONY had $154 million and $17 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $71 million with commodity exchange brokers, $69 million with independent system operators, $7 million with investment-grade counterparties and $7 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure was with commodity exchange brokers.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at September 30, 2015:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$52		$32
Collateral posted	5		—
Additional collateral (b) (downgrade one level from current ratings)	1		—
Additional collateral (b) (downgrade to below investment grade from current ratings)	72	(c)	43	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $3 million at September 30, 2015. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At September 30, 2015, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $9 million.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are summarized below.

	2015					2014
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$1	$15	$11	$6	$33	$3	$78	$28	$(27)	$82
Commodity held for sale (f)	—	37	—	(37)	—	—	—	—	—	—
Other (a)(b)(d)	181	112	—	—	293	163	116	—	—	279
Total assets	$182	$164	$11	$(31)	$326	$166	$194	$28	$(27)	$361
Derivative liabilities:
Commodity (a)(b)(c)	$12	$80	$1	$(50)	$43	$18	$246	$8	$(194)	$78
Commodity held for sale (f)	2	99	6	(38)	69	—	—	—	—	—
Total liabilities	$14	$179	$7	$(88)	$112	$18	$246	$8	$(194)	$78
CECONY
Derivative assets:
Commodity (a)(b)(c)	$1	$7	$8	$10	$26	$1	$3	$13	$21	$38
Other (a)(b)(d)	167	104	—	—	271	155	106	—	—	261
Total assets	$168	$111	$8	$10	$297	$156	$109	$13	$21	$299
Derivative liabilities:
Commodity (a)(b)(c)	$11	$67	$—	$(45)	$33	$16	$91	$—	$(49)	$58

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. There were no transfers between levels 1, 2 and 3 for the nine months ended September 30, 2015 and for the year ended December 31, 2014.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2015 and December 31, 2014, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

	Fair Value of Level 3 at September 30, 2015	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(5)	Discounted Cash Flow	Forward energy prices (a)	$18.50-$91.75 per MWH
		Discounted Cash Flow	Forward capacity prices (a)	$2.96-$15.01 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	9	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	40.8%-57.9%
			Discount to adjust auction prices for historical monthly realized settlements (b)	37.5%-82.2%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(5.30)-$2.94 per MWH
Total Con Edison—Commodity	$4
CECONY—Commodity
Transmission Congestion Contracts	$8	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	40.8%-57.9%
			Discount to adjust auction prices for historical monthly realized settlements (b)	37.5%-82.2%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2015 and 2014 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Beginning balance as of July 1,	$13	$27	$11	$14
Included in earnings	(4)	(8)	(1)	(3)
Included in regulatory assets and liabilities	(1)	(4)	(1)	(4)
Purchases	1	3	1	3
Settlements	(5)	3	(2)	1
Ending balance as of September 30,	$4	$21	$8	$11

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Beginning balance as of January 1,	$20	$9	$13	$6
Included in earnings	(18)	41	(5)	6
Included in regulatory assets and liabilities	(1)	4	(1)	4
Purchases	9	15	5	13
Settlements	(6)	(48)	(4)	(18)
Ending balance as of September 30,	$4	$21	$8	$11

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
For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($3 million loss and $5 million loss) on the consolidated income statement for the three months ended September 30, 2015 and 2014, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($12 million loss and $35 million gain) on the consolidated income statement for the nine months ended September 30, 2015 and 2014, respectively.
The change in fair value relating to Level 3 commodity derivative assets and liabilities held at September 30, 2015 and 2014 is included in non-utility revenues (immaterial for both periods) and purchased power costs ($3 million loss and $2 million loss) on the consolidated income statement for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the change in fair value relating to Level 3 commodity derivative assets and liabilities is included in non-utility revenues (immaterial for both periods) and purchased power costs ($8 million loss and $8 million gain) on the consolidated income statement, respectively.

Note M — Variable Interest Entities
Con Edison enters into arrangements including leases, partnerships and electricity purchase agreements, with various entities. As a result of these arrangements, Con Edison retains or may retain a variable interest in these entities.
CECONY has a variable interest in a non-consolidated variable interest entity (VIE), Astoria Energy, LLC (Astoria Energy), with which CECONY has entered into a long-term electricity purchase agreement. CECONY is not the primary beneficiary of this VIE because CECONY does not have the power to direct activities that it deems most significant to the economic performance of Astoria Energy. In particular, CECONY has not invested in, or guaranteed the indebtedness of, Astoria Energy and CECONY does not operate or maintain Astoria Energy’s generating facilities. CECONY also has long-term electricity purchase agreements with the following three potential VIEs: Cogen Technologies Linden Venture, LP, Brooklyn Navy Yard Cogeneration Partners, LP and Indeck Energy Services of Corinth, Inc. In 2014, requests were made of these three counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. The payments pursuant to these agreements, which constitute CECONY’s maximum exposure to loss with respect to the potential VIEs, for the three months ended September 30, 2015 were $255 million for Cogen Technologies Linden Venture, LP, $83 million for Brooklyn Navy Yard Cogeneration Partners, LP and $25 million for Indeck Energy Services of Corinth, Inc.
In September 2015, Con Edison Development purchased a 50 percent membership interest in Panoche Holdings, LLC (Panoche Valley). As a result, Con Edison has a variable interest in Panoche Valley, which is a non-consolidated entity. Panoche Valley owns a project company that is developing a 247 MW (AC) solar electric production project in California. Electricity generated by the project is to be sold to the Southern California Edison Company pursuant to a long-term power purchase agreement. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of Panoche Valley is shared equally between Con Edison Development and a third party. At September 30, 2015, Con Edison’s consolidated balance sheet includes $33 million in investments and $25 million representing a note receivable related to Panoche Valley, which assessed in accordance with the accounting rules for variable interest entities, is Con Edison’s current maximum exposure to loss in the entity.

The following table summarizes the VIEs in which Con Edison Development has entered into as of September 30, 2015:

Project Name (a)	Generating Capacity (b) (MWs AC)	Power Purchase Agreement Term in Years	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3	128	20	2014	Nevada	$189
Mesquite Solar 1	83	20	2013	Arizona	108
Copper Mountain Solar 2	75	25	2013	Nevada	85
California Solar	55	25	2012	California	76
Panoche Valley	124	20	2015	California	58
Broken Bow II	37	25	2014	Nebraska	55
Texas Solar 4	32	25	2014	Texas	49
Pilesgrove	9	n/a (d)	2010	New Jersey	26
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
(b) Represents Con Edison Development’s ownership interest in the project.
(c) For investments accounted for under the equity method, maximum exposure is equal to the carrying value of the investment on the consolidated balance sheet and any related receivables due from the project. For consolidated investments, maximum exposure is equal to the net assets of the investment on the consolidated balance sheet less any applicable noncontrolling interest. Con Edison did not provide any financial or other support during the year that was not previously contractually required.
(d) Pilesgrove has 3-5 year Solar Renewable Energy Credit hedges in place.

Note N — New Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a revenue recognition standard that will supersede the revenue recognition requirements within Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific guidance under the Codification through Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The purpose of the new guidance is to create a consistent framework for revenue recognition. The guidance clarifies how to measure and recognize revenue arising from customer contracts to depict the transfer of goods or services in an amount that reflects the consideration the entity expects to receive. In August 2015, the FASB issued amendments to defer the effective date of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 through ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Companies are in the process of evaluating the application and impact of the new guidance on the Companies’ financial position, results of operations and liquidity.
In January 2015, the FASB issued amendments on income statement guidance through ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20).” The amendments eliminate from GAAP the concept of extraordinary items. The amendments are effective for reporting periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.
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
In April 2015, the FASB issued amendments on debt issuance costs guidance through ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments provide additional guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction of that debt liability rather than as a deferred cost (i.e. an asset) as required by current guidance. The FASB further clarified debt issuance cost guidance in August 2015 through ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements,” which allows entities to continue presenting debt issuance costs related to line-of-credit arrangements as deferred costs on the balance sheet. For public entities, the amendments are effective for reporting periods beginning on or after December 15, 2015. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.
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
In August 2015, the FASB issued amendments on the accounting for derivative contracts through ASU No.2015-13, “Derivatives and Hedging (Topic 815): Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets.” The amendments specify that the use of locational marginal pricing by an independent system operator does not constitute a net settlement of a contract and would not cause the contract to fail the physical delivery criterion of the normal purchases and normal sales scope exception. The amendments are effective upon issuance and should be applied prospectively. The application of this guidance does not have a material impact on the Companies' financial position, results of operations and liquidity.
In September 2015, the FASB issued an amendment to guidance for business combinations through ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined as opposed to recognizing retrospectively. The amendment also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public entities, the amendment is effective prospectively for reporting periods beginning after December 15, 2015. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.
Note O — Assets Held For Sale
In June 2015, upon evaluating strategic alternatives, Con Edison initiated a plan to actively market and sell the retail electric supply business of its competitive energy businesses. The company expects the sale to close within the next twelve months. The company classified as held for sale the related assets and liabilities and ceased recording depreciation expense on these assets. There was no impairment of the assets held for sale, as the estimated fair value less costs to sell exceeded the carrying amount.

In October 2015, upon evaluating strategic alternatives, O&R entered into an agreement to sell Pike County Light & Power Company (Pike) to Corning Natural Gas Holding Corporation for $16 million, including estimated working capital adjustments. The closing of the sale, which the company expects to occur within the next twelve months, is subject to certain regulatory approvals by the NYSPSC, FERC and Pennsylvania Public Utility Commission. At September 30, 2015, the company classified the related electric and gas assets and liabilities as held for sale and ceased recording depreciation expense on these assets. O&R recorded an impairment charge of $5 million ($3 million net of taxes), representing the difference between the carrying amount of Pike’s assets and the estimated sales proceeds. The impairment is reported in other deductions on Con Edison's consolidated income statement for the three and nine months ended September 30, 2015 and reflected in the amount included in assets held for sale on the company's consolidated balance sheet at September 30, 2015.

At September 30, 2015, the carrying amounts of the assets and liabilities designated as held for sale were as follows:

(Millions of Dollars)	Retail Electric Supply Business	Pike	Total
Cash and temporary cash investments	$—	$2	$2
Accounts receivable	89	—	89
Accrued unbilled revenue	78	—	78
Other assets	2	1	3
Total current assets	169	3	172
Utility plant, less accumulated depreciation of $6	—	14	14
Non-utility property, less accumulated depreciation of $13	4	—	4
Regulatory assets	—	4	4
Total assets held for sale	$173	$21	$194

Derivative liabilities	$47	$—	$47
Accounts payable	6	—	6
Other	2	1	3
Total current liabilities	55	1	56
Derivative liabilities	22	—	22
Long-term debt	—	3	3
Other deferred credits and noncurrent liabilities	—	1	1
Total liabilities held for sale	$77	$5	$82

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements (the Third Quarter Financial Statements) included in this report of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (CECONY) and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and CECONY. CECONY is a subsidiary of Con Edison and, as such, information in this management’s discussion and analysis about CECONY applies to Con Edison.

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2014 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015 (File Nos. 1-14514 and 1-1217).

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

During the summer of 2015, electric peak demand in the company's service area was 12,316 MW (which occurred on July 20, 2015). At design conditions, electric peak demand in the company's service area would have been about 13,600 MW in 2015 compared to the company's forecast of 13,775 MW. The company decreased its five-year forecast of average annual growth of the electric peak demand in its service area at design conditions from approximately 0.9 percent (for 2015 to 2019) to 0.2 percent (for 2016 to 2020).

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

During the summer of 2015, electric peak demand in the company's service area was 1,405 MW (which occurred on July 20, 2015). At design conditions, electric peak demand in the company's service area would have been about 1,617 MW in 2015 compared to the company's forecast of 1,645 MW. The company decreased its five-year forecast of average annual growth of the electric peak demand in its service area at design conditions from approximately 0.9 percent (for 2015 to 2019) to 0.3 percent (2016 to 2020).

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York and adjacent areas of northeastern Pennsylvania.

Assets Held for Sale
In October 2015, O&R entered into an agreement to sell Pike to Corning Natural Gas Holding Corporation (see Note O to the Third Quarter Financial Statements).

Competitive Energy Businesses
Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses sell to retail customers electricity purchased in wholesale markets and enter into related hedging transactions, provide energy-related products and services to wholesale and retail customers, and develop, own and operate renewable and energy infrastructure projects. In June 2015, Con Edison initiated a plan to actively market and sell the retail electric supply business of its competitive energy businesses (see Note O to the Third Quarter Financial Statements). At September 30, 2015, Con Edison’s equity investment in its competitive energy businesses was $729 million and their assets were $1,547 million (including $173 million of assets classified as held for sale).

Certain financial data of Con Edison’s businesses are presented below:

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015				At September 30, 2015
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,829	82%	$375	88%	$8,122	82%	$935	92%	$39,670	88%
O&R (a)	229	7%	20	5%	640	7%	35	3%	2,713	6%
Total Utilities	3,058	89%	395	93%	8,762	89%	970	95%	42,383	94%
Con Edison Solutions (b)(c)	343	10%	22	5%	962	10%	21	2%	373	1%
Con Edison Energy (b)(c)	25	1%	1	—%	80	1%	7	1%	159	—%
Con Edison Development	17	—%	14	3%	40	—%	27	3%	1,084	3%
Other (d)	—	—%	(4)	(1)%	3	—%	(8)	(1)%	972	2%
Total Con Edison	$3,443	100%	$428	100%	$9,847	100%	$1,017	100%	$44,971	100%

(a)
Net income for the three and nine months ended September 30, 2015 includes $3 million related to the impairment of certain assets held for sale. Assets at September 30, 2015 include assets classified as held for sale of $21 million. See Note O to the Third Quarter Financial Statements.

(b)
Net income from the competitive energy businesses for the three and nine months ended September 30, 2015 includes $7 million and $2 million, respectively, of net after-tax mark-to-market gains/(losses) (Con Edison Solutions, $7 million and $4 million and Con Edison Energy, $0 million and $(2) million).

(c)
Operating revenues and net income from the competitive energy businesses for the three and nine months ended September 30, 2015 includes $327 million and $921 million, and $23 million and $25 million, respectively, related to their retail electric supply business. Assets at September 30, 2015 include assets classified as held for sale of $173 million (see Note O to the Third Quarter Financial Statements).

(d)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income for common stock and earnings per share for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$375	$399	$1.28	$1.36	$935	$905	$3.19	$3.09
O&R (a)	20	20	0.07	0.07	35	49	0.12	0.17
Competitive energy businesses (b)(c)	37	20	0.12	0.07	55	62	0.19	0.21
Other (d)	(4)	(3)	(0.01)	(0.01)	(8)	(6)	(0.03)	(0.02)
Con Edison (e)	$428	$436	$1.46	$1.49	$1,017	$1,010	$3.47	$3.45

(a)
Includes $3 million or $0.01 a share of net loss for the three and nine months ended September 30, 2015 related to the impairment of certain assets held for sale (see Note O to the Third Quarter Financial Statements).

(b)
Includes $7 million or $0.02 a share and $0 million of net after-tax mark-to-market gains/(losses) for the three months ended September 30, 2015 and 2014, and $2 million or $0.01 a share and $8 million or $0.03 a share of net after-tax mark-to-market gains for the nine months ended September 30, 2015 and 2014, respectively. Includes an after-tax gain on sale of solar electric production projects of $26 million or $0.09 a share for the nine months ended September 30, 2014. Also includes an after-tax benefit of $7 million or $0.02 a share relating to the lease in/lease out (LILO) transactions terminated in 2013 for the nine months ended September 30, 2014.

(c)
Includes $23 million or $0.08 a share and $7 million or $0.02 a share of net income for the three months ended September 30, 2015 and 2014, respectively, and $25 million or $0.09 a share and $3 million or $0.01 a share of net income for the nine months ended September 30, 2015 and 2014, respectively, related to the retail electric supply business. See Note O to the Third Quarter Financial Statements. These amounts reflect net after-tax mark-to-market gains/(losses) of $7 million or $0.02 a share and $(1) million for the three months ended September 30, 2015 and 2014, respectively, and $4 million or $0.01 a share and $7 million or $0.03 a share for the nine months ended September 30, 2015 and 2014, respectively.

(d)	Other includes parent company and consolidation adjustments.

(e)
Earnings per share on a diluted basis were $1.45 a share and $1.48 a share for the three months ended September 30, 2015 and 2014, respectively, and $3.46 a share and $3.44 a share for the nine months ended September 30, 2015 and 2014, respectively.

The Companies’ results of operations for the three and nine months ended September 30, 2015, as compared with the 2014 periods, reflect the performance of the Utilities’ rate plans and higher interest expense related to debt financing, and for the nine months ended September 30, 2015, growth in gas delivery service related to oil-to-gas conversions and lower other operations and maintenance expenses. The rate plans provide for revenues to cover expected increases in certain operating costs including depreciation and property taxes. In addition, under the rate plans, pensions and other postretirement costs and certain other costs are reconciled to amounts reflected in rates for such costs. The results of operations also include the net mark-to-market effects of the competitive energy businesses, the impairment of certain assets held for sale, the gain on sale of solar electric production projects and the impact of the LILO transactions.

The following table presents the estimated effect on earnings per share and net income for common stock for the three and nine months ended September 30, 2015 periods as compared with 2014 periods, resulting from these and other major factors:

	Three Months Variation		Nine Months Variation
(Millions of Dollars, except per share amounts)	Earnings per Share Variation	Net Income for Common Stock Variation	Earnings per Share Variation	Net Income for Common Stock Variation
CECONY (a)
Rate plans, primarily to recover increases in certain costs	$0.10	$31	$0.27	$82
Other operations and maintenance expenses	—	(1)	0.07	19
Depreciation and property taxes	(0.10)	(30)	(0.14)	(42)
Net interest expense	(0.02)	(7)	(0.08)	(23)
Other (b)	(0.06)	(17)	(0.02)	(6)
Total CECONY	(0.08)	(24)	0.10	30
O&R (a)
Rate plans	0.01	2	—	—
Other operations and maintenance expenses	—	—	(0.03)	(8)
Other (c)	(0.01)	(2)	(0.02)	(6)
Total O&R	—	—	(0.05)	(14)
Competitive energy businesses
Operating revenues less energy costs	0.07	21	0.10	29
Gain on sale of solar electric production projects	—	—	(0.09)	(26)
Other operations and maintenance expenses	(0.02)	(5)	(0.04)	(12)
Other	—	1	0.01	2
Total competitive energy businesses (c)	0.05	17	(0.02)	(7)
Other, including parent company expenses	—	(1)	(0.01)	(2)
Total variations	$(0.03)	$(8)	$0.02	$7

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

(b)
These variations include a sales and use tax refund received of $9 million or $0.03 a share for the three and nine months ended September 30, 2014. In addition, the variations include the gain on sale of certain non-utility properties of $5 million or $0.02 a share and $8 million or $0.03 a share for the three and nine months ended September 30, 2014, respectively.

(c)
These variations include the impairment of certain assets held for sale, the net mark-to-market effects and the impact of the LILO transactions shown in notes (a) and (b) in the Results of Operations table above.

The Companies’ other operations and maintenance expenses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2015	2014	2015	2014
CECONY
Operations	$383	$346	$1,074	$1,056
Pensions and other postretirement benefits	91	117	273	351
Health care and other benefits	38	43	116	118
Regulatory fees and assessments (a)	153	150	433	388
Other	85	92	244	259
Total CECONY	750	748	2,140	2,172
O&R	82	81	249	235
Competitive energy businesses	37	28	98	78
Other (b)	—	—	(2)	(2)
Total other operations and maintenance expenses	$869	$857	$2,485	$2,483

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2015 and 2014 follows. For additional business segment financial information, see Note J to the Third Quarter Financial Statements.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
The Companies’ results of operations in 2015 compared with 2014 were:

	CECONY		O&R		Competitive Energy Businesses		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(9)	(0.3)%	$(3)	(1.3)%	$65	20.2%	$—	—	$53	1.6%
Purchased power	(47)	(8.2)	(3)	(4.5)	34	14.4	1	Large	(15)	(1.7)
Fuel	(11)	(26.2)	—	—	—	—	1	Large	(10)	(24.4)
Gas purchased for resale	(6)	(16.7)	(2)	(18.2)	(4)	(13.8)	—	—	(12)	(15.8)
Other operations and maintenance	2	0.3	1	1.2	9	32.1	—	—	12	1.4
Depreciation and amortization	12	4.8	1	6.3	3	Large	(1)	Large	15	5.6
Taxes, other than income taxes	52	12.0	1	7.1	—	—	(1)	—	52	11.5
Operating income	(11)	(1.5)	(1)	(2.3)	23	Large	—	—	11	1.3
Other income less deductions	(13)	Large	(5)	—	2	13.3	(1)	Large	(17)	(65.4)
Net interest expense	11	8.2	1	12.5	2	—	(2)	(25.0)%	12	8.0
Income before income tax expense	(35)	(5.5)	(7)	(20.0)	23	65.7	1	14.3	(18)	(2.6)
Income tax expense	(11)	(4.7)	(7)	(46.7)	6	40.0	2	50.0	(10)	(3.9)
Net income for common stock	$(24)	(6.0)%	$—	—%	$17	85.0%	$(1)	(33.3)%	$(8)	(1.8)%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
(Millions of Dollars)	Electric	Gas	Steam	2015 Total	Electric	Gas	Steam	2014 Total	2015-2014 Variation
Operating revenues	$2,558	$213	$58	$2,829	$2,582	$210	$46	$2,838	$(9)
Purchased power	519	—	7	526	564	—	9	573	(47)
Fuel	24	—	7	31	37	—	5	42	(11)
Gas purchased for resale	—	30	—	30	—	36	—	36	(6)
Other operations and maintenance	598	106	46	750	603	102	43	748	2
Depreciation and amortization	207	35	20	262	198	33	19	250	12
Taxes, other than income taxes	399	59	27	485	369	53	11	433	52
Operating income	$811	$(17)	$(49)	$745	$811	$(14)	$(41)	$756	$(11)

Electric
CECONY’s results of electric operations for the three months ended September 30, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2015	September 30, 2014	Variation
Operating revenues	$2,558	$2,582	$(24)
Purchased power	519	564	(45)
Fuel	24	37	(13)
Other operations and maintenance	598	603	(5)
Depreciation and amortization	207	198	9
Taxes, other than income taxes	399	369	30
Electric operating income	$811	$811	$—

CECONY’s electric sales and deliveries for the three months ended September 30, 2015 compared with the 2014 period were:

	Millions of kWhs Delivered					Revenues in Millions (a)
	Three Months Ended					Three Months Ended
Description	September 30, 2015	September 30, 2014	Variation	Percent Variation		September 30, 2015	September 30, 2014	Variation	Percent Variation
Residential/Religious (b)	3,577	3,129	448	14.3%		$903	$852	$51	6.0%
Commercial/Industrial	2,692	2,725	(33)	(1.2)		574	606	(32)	(5.3)
Energy choice customers	7,822	7,479	343	4.6		888	891	(3)	(0.3)
NYPA, Municipal Agency and other sales	2,731	2,779	(48)	(1.7)		198	194	4	2.1
Other operating revenues (c)	—	—	—	—		(5)	39	(44)	Large
Total	16,822	16,112	710	4.4%	(d)	$2,558	$2,582	$(24)	(0.9)%

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

(d)
After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 2.3 percent in the three months ended September 30, 2015 compared with the 2014 period.

Operating revenues decreased $24 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to lower purchased power ($45 million) and fuel expenses ($13 million), offset in part by higher revenues from the electric rate plan ($31 million).

Purchased power expenses decreased $45 million in the three months ended September 30, 2015 compared with the 2014 period due to a decrease in unit costs ($124 million), offset by higher purchased volumes ($79 million).

Fuel expenses decreased $13 million in the three months ended September 30, 2015 compared with the 2014 period due to lower unit costs ($15 million), offset by higher sendout volumes from the company’s electric generating facilities ($2 million).

Other operations and maintenance expenses decreased $5 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to lower pension costs ($21 million) and lower costs for the support and protection of company underground facilities to accommodate New York City municipal projects ($4 million), offset in part by higher electric operating costs ($12 million) and an increase in the surcharges for assessments and fees that are collected in revenues from customers ($9 million).

Depreciation and amortization increased $9 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $30 million in the three months ended September 30, 2015 compared with the 2014 period principally due to the higher property taxes ($19 million) and a sales and use tax refund received in 2014 ($12 million).

Gas
CECONY’s results of gas operations for the three months ended September 30, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2015	September 30, 2014	Variation
Operating revenues	$213	$210	$3
Gas purchased for resale	30	36	(6)
Other operations and maintenance	106	102	4
Depreciation and amortization	35	33	2
Taxes, other than income taxes	59	53	6
Gas operating income	$(17)	$(14)	$(3)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2015 compared with the 2014 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	Three Months Ended					Three Months Ended
Description	September 30, 2015	September 30, 2014	Variation	Percent Variation		September 30, 2015	September 30, 2014	Variation	Percent Variation
Residential	4,118	3,844	274	7.1%		$83	$88	$(5)	(5.7)%
General	3,226	3,527	(301)	(8.5)		35	43	(8)	(18.6)
Firm transportation	8,185	8,090	95	1.2		58	61	(3)	(4.9)
Total firm sales and transportation	15,529	15,461	68	0.4	(b)	176	192	(16)	(8.3)
Interruptible sales (c)	1,772	933	839	89.9		6	(9)	15	Large
NYPA	14,023	12,433	1,590	12.8		1	1	—	—
Generation plants	30,610	33,557	(2,947)	(8.8)		7	8	(1)	(12.5)
Other	4,512	4,120	392	9.5		6	7	(1)	(14.3)
Other operating revenues (d)	—	—	—	—		17	11	6	54.5
Total	66,446	66,504	(58)	(0.1)%		$213	$210	$3	1.4%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Delivery revenues, however, are affected by changes in volumes attributable to changes in the average number of customers.

(b)
After adjusting for variations, principally billing days, firm gas sales and transportation volumes in the company’s service area increased 0.6 percent in the three months ended September 30, 2015 compared with the 2014 period.

(c)	Includes 765 and 246 thousands of Dt for the 2015 and 2014 periods, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues increased $3 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to higher revenues from the gas rate plan ($13 million), offset in part by lower gas purchased for resale expense ($6 million).

Gas purchased for resale decreased $6 million in the three months ended September 30, 2015 compared with the 2014 period due to lower unit costs ($11 million), offset by higher sendout volumes ($5 million).

Other operations and maintenance expenses increased $4 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to higher operating costs attributable to emergency response ($9 million), offset in part by a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($5 million).

Depreciation and amortization increased $2 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $6 million in the three months ended September 30, 2015 compared with the 2014 period principally due to higher property taxes ($5 million) and a sales and use tax refund received in 2014 ($2 million).

Steam
CECONY’s results of steam operations for the three months ended September 30, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2015	September 30, 2014	Variation
Operating revenues	$58	$46	$12
Purchased power	7	9	(2)
Fuel	7	5	2
Other operations and maintenance	46	43	3
Depreciation and amortization	20	19	1
Taxes, other than income taxes	27	11	16
Steam operating income	$(49)	$(41)	$(8)

CECONY’s steam sales and deliveries for the three months ended September 30, 2015 compared with the 2014 period were:

	Millions of Pounds Delivered					Revenues in Millions
	Three Months Ended					Three Months Ended
Description	September 30, 2015	September 30, 2014	Variation	Percent Variation		September 30, 2015	September 30, 2014	Variation	Percent Variation
General	19	14	5	35.7%		$2	$2	$—	—
Apartment house	816	845	(29)	(3.4)		16	16	—	—
Annual power	2,961	2,779	182	6.5		46	46	—	—
Other operating revenues (a)	—	—	—	—		(6)	(18)	12	66.7%
Total	3,796	3,638	158	4.3%	(b)	$58	$46	$12	26.1%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 3.4 percent in three months ended September 30, 2015 compared with the 2014 period.

Operating revenues increased $12 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to higher revenues from the steam rate plan ($8 million), the weather impact on revenues ($2 million) and higher fuel expenses ($2 million), offset in part by lower purchased power costs ($2 million).

Purchased power expenses decreased $2 million in the three months ended September 30, 2015 compared with the 2014 period due to a decrease in unit costs.

Fuel expenses increased $2 million in the three months ended September 30, 2015 compared with the 2014 period due to higher unit costs.

Other operations and maintenance expenses increased $3 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to higher steam operating costs.

Depreciation and amortization increased $1 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to higher steam utility plant balances.

Taxes, other than income taxes increased $16 million in the three months ended September 30, 2015 compared with the 2014 period principally due to higher property taxes ($15 million) and a sales and use tax refund received in 2014 ($1 million).

Other Income (Deductions)
Other income (deductions) decreased $13 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to the gain on sale of certain non-utility property in 2014.

Net Interest Expense
Net interest expense increased $11 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to new debt issuances in late 2014.

Income Tax Expense
Income taxes decreased $11 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to lower income before income tax expense.

O&R

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(Millions of Dollars)	Electric	Gas	2015 Total	Electric	Gas	2014 Total	2015-2014 Variation
Operating revenues	$205	$24	$229	$205	$27	$232	$(3)
Purchased power	64	—	64	67	—	67	(3)
Gas purchased for resale	—	9	9	—	11	11	(2)
Other operations and maintenance	66	16	82	65	16	81	1
Depreciation and amortization	13	4	17	12	4	16	1
Taxes, other than income taxes	11	4	15	10	4	14	1
Operating income	$51	$(9)	$42	$51	$(8)	$43	$(1)

Electric
O&R’s results of electric operations for the three months ended September 30, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2015	September 30, 2014	Variation
Operating revenues	$205	$205	$—
Purchased power	64	67	(3)
Other operations and maintenance	66	65	1
Depreciation and amortization	13	12	1
Taxes, other than income taxes	11	10	1
Electric operating income	$51	$51	$—

O&R’s electric sales and deliveries for the three months ended September 30, 2015 compared with the 2014 period were:

	Millions of kWhs Delivered					Revenues in Millions (a)
	Three Months Ended					Three Months Ended
Description	September 30, 2015	September 30, 2014	Variation	Percent Variation		September 30, 2015	September 30, 2014	Variation	Percent Variation
Residential/Religious (b)	533	477	56	11.7%		$99	$98	$1	1.0%
Commercial/Industrial	220	211	9	4.3		35	36	(1)	(2.8)
Energy choice customers	926	884	42	4.8		69	66	3	4.5
Public authorities	28	28	—	—		3	3	—	—
Other operating revenues (c)	—	—	—	—		(1)	2	(3)	Large
Total	1,707	1,600	107	6.7%	(d)	$205	$205	$—	—

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 0.2 percent in the three months ended September 30, 2015 compared with the 2014 period.

Purchased power expenses decreased $3 million in the three months ended September 30, 2015 compared with the 2014 period due to a decrease in purchased volumes.

Other operations and maintenance expenses increased $1 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to an increase in surcharges for assessments and fees that are collected in revenues from customers.

Depreciation and amortization increased $1 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the three months ended September 30, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2015	September 30, 2014	Variation
Operating revenues	$24	$27	$(3)
Gas purchased for resale	9	11	(2)
Other operations and maintenance	16	16	—
Depreciation and amortization	4	4	—
Taxes, other than income taxes	4	4	—
Gas operating income	$(9)	$(8)	$(1)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2015 compared with the 2014 period were:

	Thousands of Dt Delivered				Revenues in Millions (a)
	Three Months Ended				Three Months Ended
Description	September 30, 2015	September 30, 2014	Variation	Percent Variation	September 30, 2015	September 30, 2014	Variation	Percent Variation
Residential	481	487	(6)	(1.2)%	$7	$8	$(1)	(12.5)%
General	120	125	(5)	(4.0)	1	2	(1)	(50.0)
Firm transportation	980	1,039	(59)	(5.7)	8	9	(1)	(11.1)
Total firm sales and transportation	1,581	1,651	(70)	(4.2)	16	19	(3)	(15.8)
Interruptible sales	938	891	47	5.3	—	—	—	—
Generation plants	10	21	(11)	(52.4)	—	—	—	—
Other	70	76	(6)	(7.9)	—	—	—	—
Other gas revenues	—	—	—	—	8	8	—	—
Total	2,599	2,639	(40)	(1.5)%	$24	$27	$(3)	(11.1)%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Delivery revenues, however, are affected by changes in volumes attributable to changes in the average number of customers.

Operating revenues decreased $3 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to a decrease in gas purchased for resale ($2 million).

Gas purchased for resale decreased $2 million in the three months ended September 30, 2015 compared with the 2014 period due to a decrease in purchased volumes ($9 million), offset by an increase in unit costs ($7 million).

Other Income (Deductions)
Other income (deductions) decreased $5 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to the impairment of certain assets held for sale (see Note O to the Third Quarter Financial Statements).

Income Tax Expense
Income taxes decreased $7 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to lower income before income tax expense and a tax benefit from a corporate-owned life insurance policy ($2 million).

Competitive Energy Businesses
The competitive energy businesses’ results of operations for the three months ended September 30, 2015 compared with the 2014 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2015	September 30, 2014	Variation
Operating revenues	$386	$321	$65
Purchased power	270	236	34
Gas purchased for resale	25	29	(4)
Other operations and maintenance	37	28	9
Depreciation and amortization	6	3	3
Taxes, other than income taxes	5	5	—
Operating income	$43	$20	$23

Operating revenues increased $65 million in the three months ended September 30, 2015 compared with the 2014 period, due primarily to higher electric retail revenues. Electric retail revenues increased $62 million due to higher sales volume ($58 million) and higher unit prices ($4 million). Wholesale revenues decreased $5 million due to lower sales volumes. Solar revenues increased $8 million primarily due to an increase in solar electric production projects in operation. Net mark-to-market values increased $12 million, of which $14 million in gains are reflected in purchased power expenses and $2 million in losses are reflected in revenues. Other revenues increased $2 million due primarily to higher energy services revenues.

Purchased power expenses increased $34 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to higher volumes ($46 million) and unit prices ($2 million), offset by changes in mark-to-market gains ($14 million).

Gas purchased for resale decreased $4 million in the three months ended September 30, 2015 compared with the 2014 period due to lower purchased volumes.

Other operations and maintenance expenses increased $9 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to an increase in energy services costs ($4 million), other general operating expenses ($4 million) and business development costs ($1 million).

Depreciation and amortization increased $3 million in the three months ended September 30, 2015 compared with the 2014 period due an increase in solar electric production projects in operation during 2015.

Income Tax Expense
Income taxes increased $6 million in the three months ended September 30, 2015 compared with the 2014 period due primarily to higher income before income tax expense, offset in part by higher production tax credits and amortization of investment tax credits ($2 million).

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
The Companies’ results of operations in 2015 compared with 2014 were:

	CECONY		O&R		Competitive Energy Businesses		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(357)	(4.2)%	$(40)	(5.9)%	$153	16.4%	$—	—	$(244)	(2.4)%
Purchased power	(284)	(16.6)	(18)	(9.6)	85	11.7	—	—	(217)	(8.3)
Fuel	(15)	(6.5)	—	—	—	—	—	—	(15)	(6.5)
Gas purchased for resale	(205)	(42.1)	(25)	(38.5)	19	25.3	(1)	—	(212)	(33.8)
Other operations and maintenance	(32)	(1.5)	14	6.0	20	25.6	—	—	2	0.1
Depreciation and amortization	36	4.9	6	13.3	2	14.3	—	—	44	5.5
Taxes, other than income taxes	40	2.9	—	—	(1)	(6.7)	1	Large	40	2.8
Gain on sale of solar electric production projects	—	—	—	—	(45)	—	—	—	(45)	—
Operating income	103	5.8	(17)	(16.7)	(17)	(24.3)	—	—	69	3.5
Other income less deductions	(17)	Large	(7)	Large	4	14.3	(2)	Large	(22)	(48.9)
Net interest expense	37	9.3	1	3.8	14	Large	(1)	(5.0)%	51	11.7
Income before income tax expense	49	3.5	(25)	(31.6)	(27)	(25.2)	(1)	(5.6)	(4)	(0.3)
Income tax expense	19	3.8	(11)	(36.7)	(20)	(44.4)	1	8.3	(11)	(2.0)
Net income for common stock	$30	3.3%	$(14)	(28.6)%	$(7)	(11.3)%	$(2)	(33.3)%	$7	0.7%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
(Millions of Dollars)	Electric	Gas	Steam	2015 Total	Electric	Gas	Steam	2014 Total	2015-2014 Variation
Operating revenues	$6,416	$1,177	$529	$8,122	$6,635	$1,359	$485	$8,479	$(357)
Purchased power	1,395	—	28	1,423	1,667	—	40	1,707	(284)
Fuel	96	—	120	216	149	—	82	231	(15)
Gas purchased for resale	—	282	—	282	—	487	—	487	(205)
Other operations and maintenance	1,677	323	140	2,140	1,719	312	141	2,172	(32)
Depreciation and amortization	610	105	58	773	581	98	58	737	36
Taxes, other than income taxes	1,127	189	83	1,399	1,103	189	67	1,359	40
Operating income	$1,511	$278	$100	$1,889	$1,416	$273	$97	$1,786	$103

Electric
CECONY’s results of electric operations for the nine months ended September 30, 2015 compared with the 2014 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2015	September 30, 2014	Variation
Operating revenues	$6,416	$6,635	$(219)
Purchased power	1,395	1,667	(272)
Fuel	96	149	(53)
Other operations and maintenance	1,677	1,719	(42)
Depreciation and amortization	610	581	29
Taxes, other than income taxes	1,127	1,103	24
Electric operating income	$1,511	$1,416	$95

CECONY’s electric sales and deliveries for the nine months ended September 30, 2015 compared with the 2014 period were:

	Millions of kWhs Delivered					Revenues in Millions (a)
	Nine Months Ended					Nine Months Ended
Description	September 30, 2015	September 30, 2014	Variation	Percent Variation		September 30, 2015	September 30, 2014	Variation	Percent Variation
Residential/Religious (b)	8,247	7,636	611	8.0%		$2,198	$2,234	$(36)	(1.6)%
Commercial/Industrial	7,375	7,472	(97)	(1.3)		1,549	1,697	(148)	(8.7)
Energy choice customers	20,339	20,014	325	1.6		2,102	2,012	90	4.5
NYPA, Municipal Agency and other sales	7,687	7,807	(120)	(1.5)		467	480	(13)	(2.7)
Other operating revenues (c)	—	—	—	—		100	212	(112)	(52.8)
Total	43,648	42,929	719	1.7%	(d)	$6,416	$6,635	$(219)	(3.3)%

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

(d)
After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.4 percent in nine months ended September 30, 2015 compared with the 2014 period.

Operating revenues decreased $219 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to lower purchased power ($272 million) and fuel expenses ($53 million), offset in part by higher revenues from the electric rate plan ($101 million).

Purchased power expenses decreased $272 million in the nine months ended September 30, 2015 compared with the 2014 period due to a decrease in unit costs ($363 million), offset by higher purchased volumes ($91 million).

Fuel expenses decreased $53 million in the nine months ended September 30, 2015 compared with the 2014 period due to lower unit costs ($52 million) and lower sendout volumes from the company’s electric generating facilities ($1 million).

Other operations and maintenance expenses decreased $42 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to lower pension costs ($64 million) and lower electric operating costs ($27 million), offset in part by an increase in the surcharges for assessments and fees that are collected in revenues from customers ($51 million).

Depreciation and amortization increased $29 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $24 million in the nine months ended September 30, 2015 compared with the 2014 period principally due to higher property taxes ($15 million), sales and use tax refund received in 2014 ($12 million), higher payroll taxes ($2 million), offset in part by the elimination of the New York City subsidiary capital tax ($5 million).

Gas
CECONY’s results of gas operations for the nine months ended September 30, 2015 compared with the 2014 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2015	September 30, 2014	Variation
Operating revenues	$1,177	$1,359	$(182)
Gas purchased for resale	282	487	(205)
Other operations and maintenance	323	312	11
Depreciation and amortization	105	98	7
Taxes, other than income taxes	189	189	—
Gas operating income	$278	$273	$5

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2015 compared with the 2014 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	Nine Months Ended					Nine Months Ended
Description	September 30, 2015	September 30, 2014	Variation	Percent Variation		September 30, 2015	September 30, 2014	Variation	Percent Variation
Residential	39,010	35,649	3,361	9.4%		$532	$616	$(84)	(13.6)%
General	22,641	22,150	491	2.2		217	284	(67)	(23.6)
Firm transportation	57,578	51,481	6,097	11.8		342	341	1	0.3
Total firm sales and transportation	119,229	109,280	9,949	9.1	(b)	1,091	1,241	(150)	(12.1)
Interruptible sales (c)	5,933	9,593	(3,660)	(38.2)		45	84	(39)	(46.4)
NYPA	33,825	37,302	(3,477)	(9.3)		2	2	—	—
Generation plants	62,650	65,211	(2,561)	(3.9)		20	23	(3)	(13.0)
Other	16,285	17,860	(1,575)	(8.8)		21	31	(10)	(32.3)
Other operating revenues (d)	—	—	—	—		(2)	(22)	20	90.9
Total	237,922	239,246	(1,324)	(0.6)%		$1,177	$1,359	$(182)	(13.4)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Delivery revenues, however, are affected by changes in volumes attributable to changes in the average number of customers.

(b)
After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 7.2 percent in the nine months ended September 30, 2015 compared with the 2014 period reflecting primarily increased volumes attributable to additional customers that have converted from oil-to-gas as heating fuel for their buildings.

(c)	Includes 1,809 and 5,914 thousands of Dt for 2015 and 2014 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues decreased $182 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to a decrease in gas purchased for resale expenses ($205 million), offset in part by higher revenues from the gas rate plan ($30 million) reflecting primarily higher delivery volumes attributable to oil-to-gas conversions.

Gas purchased for resale decreased $205 million in the nine months ended September 30, 2015 compared with the 2014 period due to lower unit costs ($230 million), offset by higher sendout volumes ($25 million).

Other operations and maintenance expenses increased $11 million due primarily to higher operating costs attributable to emergency response ($32 million), offset in part by lower pension costs ($9 million), a decrease in surcharges for assessments and fees that are collected in revenues from customers ($6 million) and lower costs for the support and protection of company underground facilities to accommodate New York City municipal projects ($2 million).

Depreciation and amortization increased $7 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to higher gas utility plant balances.

Steam
CECONY’s results of steam operations for the nine months ended September 30, 2015 compared with the 2014 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2015	September 30, 2014	Variation
Operating revenues	$529	$485	$44
Purchased power	28	40	(12)
Fuel	120	82	38
Other operations and maintenance	140	141	(1)
Depreciation and amortization	58	58	—
Taxes, other than income taxes	83	67	16
Steam operating income	$100	$97	$3

CECONY’s steam sales and deliveries for the nine months ended September 30, 2015 compared with the 2014 period were:

	Millions of Pounds Delivered					Revenues in Millions
	Nine Months Ended					Nine Months Ended
Description	September 30, 2015	September 30, 2014	Variation	Percent Variation		September 30, 2015	September 30, 2014	Variation	Percent Variation
General	460	470	(10)	(2.1)%		$24	$24	$—	—
Apartment house	5,056	4,956	100	2.0		145	135	10	7.4%
Annual power	12,593	12,551	42	0.3		379	365	14	3.8
Other operating revenues (a)	—	—	—	—		(19)	(39)	20	51.3
Total	18,109	17,977	132	0.7%	(b)	$529	$485	$44	9.1%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 3.1 percent in nine months ended September 30, 2015 compared with the 2014 period.

Operating revenues increased $44 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to higher fuel expenses ($38 million), the weather impact on revenues ($9 million) and higher revenues from the steam rate plan ($5 million), offset in part by lower purchased power costs ($12 million).

Purchased power expenses decreased $12 million in the nine months ended September 30, 2015 compared with the 2014 period due to a decrease in unit costs ($11 million) and lower purchased volumes ($1 million).

Fuel expenses increased $38 million in the nine months ended September 30, 2015 compared with the 2014 period due to higher unit costs ($36 million) and higher sendout volumes ($2 million).

Other operations and maintenance expenses decreased $1 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to lower costs for the support and protection of company underground facilities to accommodate New York City municipal projects ($3 million), offset in part by higher steam operating costs ($1 million).

Taxes, other than income taxes increased $16 million in the nine months ended September 30, 2015 compared with the 2014 period principally due to higher property taxes ($15 million) and a sales and use tax refund received in 2014 ($1 million).

Other Income (Deductions)
Other income (deductions) decreased $17 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to the gain on sale of certain non-utility properties in 2014.

Net Interest Expense
Net interest expense increased $37 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to new debt issuances in late 2014.

Income Tax Expense
Income taxes increased $19 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to higher income before income tax expense.

O&R

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(Millions of Dollars)	Electric	Gas	2015 Total	Electric	Gas	2014 Total	2015-2014 Variation
Operating revenues	$523	$117	$640	$525	$155	$680	$(40)
Purchased power	169	—	169	187	—	187	(18)
Gas purchased for resale	—	40	40	—	65	65	(25)
Other operations and maintenance	198	51	249	185	50	235	14
Depreciation and amortization	38	13	51	33	12	45	6
Taxes, other than income taxes	33	13	46	33	13	46	—
Operating income	$85	$—	$85	$87	$15	$102	$(17)

Electric
O&R’s results of electric operations for the nine months ended September 30, 2015 compared with the 2014 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2015	September 30, 2014	Variation
Operating revenues	$523	$525	$(2)
Purchased power	169	187	(18)
Other operations and maintenance	198	185	13
Depreciation and amortization	38	33	5
Taxes, other than income taxes	33	33	—
Electric operating income	$85	$87	$(2)

O&R’s electric sales and deliveries for the nine months ended September 30, 2015 compared with the 2014 period were:

	Millions of kWhs Delivered					Revenues in Millions (a)
	Nine Months Ended					Nine Months Ended
Description	September 30, 2015	September 30, 2014	Variation	Percent Variation		September 30, 2015	September 30, 2014	Variation	Percent Variation
Residential/Religious (b)	1,278	1,181	97	8.2%		$246	$237	$9	3.8%
Commercial/Industrial	611	620	(9)	(1.5)		98	106	(8)	(7.5)
Energy choice customers	2,504	2,463	41	1.7		168	158	10	6.3
Public authorities	78	77	1	1.3		8	10	(2)	(20.0)
Other operating revenues (c)	—	—	—	—		3	14	(11)	(78.6)
Total	4,471	4,341	130	3.0%	(d)	$523	$525	$(2)	(0.4)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 0.5 percent in the nine months ended September 30, 2015 compared with the 2014 period.

Operating revenues decreased $2 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to lower purchased power expenses ($18 million) and the charge-off of certain regulatory assets ($4 million), offset in part by higher revenues from the New York electric rate plan ($19 million). See “Rate Plans - O&R New York - Electric and Gas” in Note B to the Third Quarter Financial Statements.

Purchased power expenses decreased $18 million in the nine months ended September 30, 2015 compared with the 2014 period due to a decrease in unit costs ($20 million), offset by an increase in purchased volumes ($2 million).

Other operations and maintenance expenses increased $13 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to higher tree trimming costs ($4 million), an increase in surcharges for assessments and fees that are collected in revenues from customers ($4 million) and increase in storm costs ($3 million).

Depreciation and amortization increased $5 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the nine months ended September 30, 2015 compared with the 2014 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2015	September 30, 2014	Variation
Operating revenues	$117	$155	$(38)
Gas purchased for resale	40	65	(25)
Other operations and maintenance	51	50	1
Depreciation and amortization	13	12	1
Taxes, other than income taxes	13	13	—
Gas operating income	$—	$15	$(15)

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2015 compared with the 2014 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	Nine Months Ended					Nine Months Ended
Description	September 30, 2015	September 30, 2014	Variation	Percent Variation		September 30, 2015	September 30, 2014	Variation	Percent Variation
Residential	5,789	5,493	296	5.4%		$55	$73	$(18)	(24.7)%
General	1,294	1,238	56	4.5		10	14	(4)	(28.6)
Firm transportation	9,012	8,970	42	0.5		51	55	(4)	(7.3)
Total firm sales and transportation	16,095	15,701	394	2.5	(b)	116	142	(26)	(18.3)
Interruptible sales	3,237	3,236	1	—		2	2	—	—
Generation plants	25	58	(33)	(56.9)		—	1	(1)	Large
Other	674	663	11	1.7		—	—	—	—
Other gas revenues	—	—	—	—		(1)	10	(11)	Large
Total	20,031	19,658	373	1.9%		$117	$155	$(38)	(24.5)%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Delivery revenues, however, are affected by changes in volumes attributable to changes in the average number of customers.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.5 percent in nine months ended September 30, 2015 compared with the 2014 period.

Operating revenues decreased $38 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to the decrease in gas purchased for resale expenses ($25 million) and the charge-off of certain regulatory assets ($14 million). See “Rate Plans - O&R New York - Electric and Gas” in Note B to the Third Quarter Financial Statements.

Gas purchased for resale decreased $25 million in the nine months ended September 30, 2015 compared with the 2014 period due to a decrease in purchased volumes ($19 million) and a decrease in unit costs ($6 million).

Other operations and maintenance expenses increased $1 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to an increase in surcharges for assessments and fees that are collected in revenues from customers.

Depreciation and amortization increased $1 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to higher gas utility plant balances.

Other Income (Deductions)
Other income (deductions) decreased $7 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to the impairment of certain assets held for sale (see Note O to the Third Quarter Financial Statements).

Income Tax Expense
Income taxes decreased $11 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to lower income before income tax expense.

Competitive Energy Businesses
The competitive energy businesses’ results of operations for the nine months ended September 30, 2015 compared with the 2014 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2015	September 30, 2014	Variation
Operating revenues	$1,087	$934	$153
Purchased power	812	727	85
Gas purchased for resale	94	75	19
Other operations and maintenance	98	78	20
Depreciation and amortization	16	14	2
Taxes, other than income taxes	14	15	(1)
(Gain) on sale of solar electric production projects	—	(45)	45
Operating income	$53	$70	$(17)

Operating revenues increased $153 million in the nine months ended September 30, 2015 compared with the 2014 period, due primarily to higher electric retail revenues. Electric retail revenues increased $147 million due to higher sales volumes ($148 million), offset by lower unit prices ($1 million). Wholesale revenues decreased $8 million due to lower sales volume. Solar revenues increased $6 million primarily due to an increase in solar electric production projects in operation. Net mark-to-market values decreased $11 million, of which $7 million in losses are reflected in purchased power expenses and $4 million in losses are reflected in revenues. Other revenues increased $12 million due primarily to higher energy services revenues.

Purchased power expenses increased $85 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to higher volumes ($117 million) and changes in mark-to-market losses ($7 million), offset by lower unit prices ($39 million).

Gas purchased for resale increased $19 million in the nine months ended September 30, 2015 compared with the 2014 period due to higher purchased volumes.

Other operations and maintenance expenses increased $20 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to an increase in energy services costs ($8 million), other general operating expenses ($8 million) and business development costs ($4 million).

Depreciation and amortization increased $2 million in the nine months ended September 30, 2015 compared with the 2014 period due an increase in solar electric production projects in operation during 2015.

Taxes, other than income taxes decreased $1 million in the nine months ended September 30, 2015 compared with the 2014 period principally due to lower sales tax expense.

Gain on sale of solar electric production projects decreased $45 million reflecting Con Edison Development's May 2014 sale of 50 percent of its membership interest in California Solar.

Net Interest Expense
Net interest expense increased $14 million in the nine months ended September 30, 2015 compared to the 2014 period due primarily to adjustments in 2014 to accrued interest on taxes relating to the LILO transactions which were terminated in 2013.

Income Tax Expense
Income taxes decreased $20 million in the nine months ended September 30, 2015 compared with the 2014 period due primarily to lower income before income tax expense and higher production tax credits and amortization of investment tax credits ($7 million).

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	Con Edison			CECONY
(Millions of Dollars)	2015	2014	Variance	2015	2014	Variance
Operating activities	$2,199	$1,751	$448	$1,802	$1,306	$496
Investing activities	(2,687)	(1,996)	(691)	(1,900)	(1,717)	(183)
Financing activities	(118)	(224)	106	(496)	(177)	(319)
Net change for the period	(606)	(469)	(137)	(594)	(588)	(6)
Balance at beginning of period	699	674	25	645	633	12
Balance at end of period	93	205	(112)	51	45	6
Less: Held for sale	2	—	2	—	—	—
Balance at the end of the period excluding held for sale	$91	$205	$(114)	$51	$45	$6

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

Net cash flows from operating activities for the nine months ended September 30, 2015 for Con Edison and CECONY were $448 million and $496 million higher, respectively, than in 2014. The increase in net cash flows for Con Edison and CECONY reflect primarily the lower income taxes paid, net of refunds received in 2015 ($642 million and $606 million, respectively), offset in part by increased pension contributions ($171 million and $161 million, respectively).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $691 million and $183 million higher, respectively, for the nine months ended September 30, 2015 compared with the 2014 period. The changes for Con Edison and CECONY reflect increased utility construction expenditures in 2015 ($175 million and $178 million, respectively). In addition, the change for Con Edison reflects primarily increased non-utility construction expenditures related to renewable electric production projects ($214 million), the proceeds from sale of solar electric production projects in 2014 ($108 million) and the increased investments in/acquisitions of renewable electric production projects ($105 million).

Cash Flows Used In Financing Activities
Net cash flows used in financing activities for Con Edison and CECONY were $106 million lower and $319 million higher, respectively, in the nine months ended September 30, 2015 compared with the 2014 period.

In June 2015, O&R issued $120 million of 4.95 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In April 2015, O&R redeemed at maturity $40 million of 5.30 percent 10-year debentures. In August 2015, O&R redeemed at maturity $55 million of 2.50 percent 5-year debentures and $44 million of variable rate tax-exempt 20-year debt.

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

Cash flows used in financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at September 30, 2015 and 2014 and the average daily balances for the nine months ended September 30, 2015 and 2014 for Con Edison and CECONY were as follows:

	2015		2014
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30,	Daily average	Outstanding at September 30,	Daily average
Con Edison	$1,160	$765	$1,425	$933
CECONY	$649	$367	$1,201	$813
Weighted average yield	0.3%	0.4%	0.2%	0.2%

Capital Requirements and Resources
Con Edison has increased its estimates of capital expenditures by its competitive energy businesses from $375 million to $835 million for 2015 and from $366 million to $985 million for 2016 to reflect additional renewable energy project development. See "Con Edison Development," below.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine months ended September 30, 2015 and 2014 and the twelve months ended December 31, 2014 was:

	Ratio of Earnings to Fixed Charges
	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014	For the Twelve Months Ended December 31, 2014
Con Edison (a)	3.9	4.3	3.6
CECONY	4.1	4.3	3.8

(a)
Reflects after-tax benefit/(charge) to earnings relating to Con Edison Development’s LILO transactions of $7 million and $(1) million for the nine months ended September 30, 2014 and twelve months ended December 31, 2014, respectively. Also reflects an after-tax benefit to earnings relating to Con Edison Development's gain on sale of solar electric production projects of $26 million for the nine months ended September 30, 2014 and twelve months ended December 31, 2014.

For each of the Companies, the common equity ratio at September 30, 2015 and December 31, 2014 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2015	December 31, 2014
Con Edison	53.1	52.0
CECONY	52.2	50.7

Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at September 30, 2015, compared with December 31, 2014.

	Con Edison	CECONY
(Millions of Dollars)	2015 vs. 2014 Variance	2015 vs. 2014 Variance
Assets
Prepayments	$568	$336
Assets held for sale	194	—
Regulatory asset — Unrecognized pension and other postretirement costs	(638)	(601)
Income taxes receivable	(194)	—
Liabilities
Deferred income taxes and investment tax credits	$522	$457
Liabilities held for sale	82	—
Pension and retiree benefits	(846)	(785)

Prepayments
The increase in prepayments for Con Edison and CECONY reflects primarily the portion allocable to the 2015 fourth quarter of CECONY's July 2015 payment of its New York City semi-annual property taxes.

Assets Held for Sale and Liabilities Held for Sale
The increase in assets held for sale and liabilities held for sale reflects Con Edison's plan to actively market and sell the retail electric supply business of its competitive energy businesses and O&R's entry into an agreement to sell Pike. See Note O to the Third Quarter Financial Statements.

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits
The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2014, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2015. See Notes B, E and F to the Third Quarter Financial Statements.

Income Taxes Receivable
The decrease in income taxes receivable for Con Edison reflects the refund received in March 2015 from the Internal Revenue Service as a result of the extension of bonus depreciation in December 2014 ($224 million), offset by a federal refund request that Con Edison will file by year end carrying back unused general business tax credits ($30 million). See Note I to the Third Quarter Financial Statements.

Deferred Income Taxes and Investment Tax Credits
The increase in the liability for deferred income taxes and investment tax credits reflects primarily accelerated tax deductions for plant, as well as investment tax credits primarily related to Con Edison's renewable electric production projects at its competitive energy businesses.

Off-Balance Sheet Arrangements
None of the Companies’ interests in variable interest entities (VIEs) meet the Securities and Exchange Commission definition of off-balance sheet arrangements. For information regarding the Companies’ VIEs, see Note M to the Third Quarter Financial Statements.

Regulatory Matters
In February 2015, the New York State Public Service Commission (NYSPSC) issued an order in its Reforming the Energy Vision (REV) proceeding in which, among other things, the NYSPSC:

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

In July 2015, the NYSPSC staff submitted a white paper on ratemaking and utility business models in the REV proceeding. The NYSPSC staff indicated that the proposals included in the white paper reflect several foundational principles: align earning opportunities with customer value; maintain flexibility; provide accurate and appropriate value signals; maintain a sound electric industry; shift balance of regulatory incentives to market incentives; and achieve public policy objectives. The white paper, among other things, included proposals for: market based earnings opportunities, including distributed system platform revenues; adoption of earnings impact mechanisms to incent peak demand reduction, energy efficiency, customer engagement and information access, affordability and interconnection; retention of existing safety, reliability, customer service and utility-specific performance mechanisms; modifications to rate plan net utility plant reconciliations to encourage cost-effective use of operating resources and third-party investment; tying rate plan earnings sharing mechanisms to a performance index; pre-approval, where appropriate, of investments in distributed system platform capabilities; three-year rate plans, with an opportunity for two-year extensions; and rate design and DER compensation, including net energy metering, standby service tariffs, study of demand charges and facilitation of time-of use rates. The NYSPSC is expected to make policy determinations in 2016 on the regulatory design and regulatory matters addressed in the white paper.

In October 2015, CECONY submitted to the NYSPSC the company’s advance metering infrastructure (AMI) plan for its electric and gas delivery businesses. The plan, which is subject to NYSPSC review and approval, addresses AMI’s financial, operations and environmental benefits to customers and how AMI supports the REV proceeding’s objectives. AMI components include smart meters, a communication network, information technology systems and business applications. The plan provides for full deployment of AMI to the company’s customers to be implemented over a six-year period beginning in 2017. Under the plan, aggregate estimated capital expenditures for AMI implementation would be approximately $1,300 million. If the plan is approved by the NYSPSC, the company would be authorized to invest $68 million of capital expenditures for AMI in 2016. In addition, the company anticipates it would seek authorization for AMI capital expenditures in subsequent years when it next files requests for new electric and gas rate plans. O&R’s electric and gas rate plans authorize, subject to NYSPSC modification or halt following its further consideration of AMI implementation, aggregate capital expenditures of approximately $30 million to begin AMI implementation for the company’s customers.

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

In September 2015, CECONY requested NYSPSC authorization to defer for recovery as a regulatory asset $29 million of costs for emergency response activities incurred in 2014 above the amount for such costs reflected in the company’s gas rate plan. In addition, the company anticipates requesting deferral of such incremental emergency response costs following the remaining two years of the gas rate plan.  At September 30, 2015, the company had not deferred any such increments costs. For information about the extension of CECONY’s current electric rate plan through 2016, the new O&R electric and gas rate plans and additional regulatory matters, see Note B to the Third Quarter Financial Statements.

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

Con Edison Development
The following table provides information about the renewable electric production projects Con Edison Development owned at September 30, 2015:

Project Name	Production Technology	Generating Capacity (a) (MWs AC)	PPA Term (In Years)	Actual/Expected In-Service Date	Location (State)
Wholly owned projects
Flemington	Solar	8	n/a (b)	2011	New Jersey
Frenchtown I, II and III	Solar	14	n/a (b)	2011-13	New Jersey
PA Solar	Solar	10	n/a (b)	2012	Pennsylvania
Shrewsbury	Solar	3	20 (b)	2012	Massachusetts
Groveland	Solar	3	20 (b)	2012	Massachusetts
White River 2	Solar	20	20	2014	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	6	25	2015	Texas
Corcoran 2	Solar	20	20	2015	California
Atwell West	Solar	20	20	2015	California
Texas Solar 5 (Partial) (c)	Solar	48	25	2015	Texas
Projects of less than 3 MW	Solar	14	Various	Various	Various
Jointly owned projects
Pilesgrove	Solar	9	n/a (b)	2011	New Jersey
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2 Phase 1 and 2	Solar	75	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	38	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW in Operation		606
Texas Solar 5 (Partial) (c)	Solar	47	25	2015	Texas
Campbell County Wind (d)	Wind	95	30	2015	South Dakota
Corcoran 3	Solar	20	20	2015	California
California Solar 3 (e)	Solar	110	20	2016	California
Total MW in Construction		272
Total MW		878	(f)

(a)	Represents Con Edison Development’s ownership interest in the project.

(b)	New Jersey, Pennsylvania and Massachusetts assets have 3-5 year Solar Renewable Energy Credit hedges in place.

(c)
In May 2015, Con Edison Development purchased a company that is the owner of a 95 MW (AC) solar electric production project in Uvalde, Texas (Texas Solar 5). The total cost of the project is expected to be approximately $310 million. Electricity generated by the project is to be purchased by the City of San Antonio pursuant to a long-term power purchase agreement.

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

(e)
In January and February 2015, Con Edison Development purchased a company that is the owner of 110 MW (AC) of solar electric production projects in California (California Solar 3). The total cost of these projects is expected to be approximately $300 million. Electricity generated by these projects is to be purchased by Pacific Gas and Electric Company and Southern California Edison pursuant to long-term power purchase agreements.

(f)
In addition, in September 2015, Con Edison Development purchased a 50 percent membership interest in Panoche Holdings, LLC, which owns a project company that is developing, but has not started constructing, a 247 MW (AC) solar electric production project in California. See Note M to the Third Quarter Financial Statements.

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

In September 2015, the NYSPSC staff issued recommendations in the NYSPSC’s competitive proceeding to select transmission projects that would relieve congestion between upstate and downstate. The NYSPSC staff recommended that the NYSPSC find that there is a public policy need for new transmission to address the congestion, such as a project ($1,000 million estimated cost) proposed on behalf of the NY Transco. The NYSPSC staff also recommended that the NYSPSC direct certain developers, including the NY Transco, to submit project(s) to the New York Independent System Operator (NYISO) which, under its public policy planning process, will solicit and evaluate proposed project(s) that meet the public policy need and make a selection in accordance with its FERC-approved criteria. The cost of the project(s) selected by the NYISO would be recoverable through the NYISO’s tariff.

In October 2015, CECONY requested the NYSPSC to confirm that the company need not construct certain forced cooling facilities (approximately $220 million estimated cost) that are part of a transmission project if it does not exercise its option to renew certain transmission service provided pursuant to PJM Interconnection LLC’s open access transmission tariff. The project, which the company expects to sell to the NY Transco, was part of the project portfolio (called the TOTS projects) approved by the NYSPSC in its proceeding to address potential needs that could arise should the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) no longer be able to operate.

In November 2015, the NY Transco, certain New York transmission owners (including CECONY and O&R), the NYSPSC and other parties submitted to FERC for approval a settlement agreement applicable to the TOTS Projects (other than costs that have not already been incurred for the forced cooling facilities) under NY Transco. The settlement agreement, among other things, provides for a 10 percent return on common equity (or 9.5 percent for capital costs in excess of $228 million incurred prior to the projects’ commercial operation date), a maximum common equity ratio of 53 percent and allocation of 63 percent of the costs of the projects to load serving entities in the CECONY and O&R service areas.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at September 30, 2015, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million. Under CECONY’s current gas, steam and electric rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note K to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2015, a 10 percent decline in market prices would result in a decline in fair value of $51 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $46 million is for CECONY and $5 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	September 30, 2015	December 31, 2014
	(Millions of Dollars)
Average for the period	$1	$1
High	2	7
Low	1	—

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

Credit Risk
The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. See Note K to the Third Quarter Financial Statements.

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 58 percent equities and 42 percent fixed income and other securities. At September 30, 2015, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.

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

Part II Other Information

Item 1: Legal Proceedings
For information about certain legal proceedings affecting the Companies, see Notes B, G and H to the financial statements in Part I, Item 1 of this report, which information is incorporated herein by reference. In addition, CECONY is a party to an administrative proceeding that may result in monetary sanctions of more than $100,000 for violation of certain New York State provisions regulating the discharge of materials into, and for the protection of, the environment. In October 2015, CECONY received a notice of violation from the New York State Department of Environmental Conservation relating to a September 2015 discharge of dielectric fluid from an electric transmission line into the Bronx River.

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about Con Edison common shares purchased in open-market transactions for the quarter ended September 30, 2015. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	102,842	$60.74	—	—
August 1, 2015 to August 31, 2015	53,971	63.35	—	—
September 1, 2015 to September 30, 2015	—	—	—	—
Total	156,813	$61.64	—	—

Item 6: Exhibits
Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2015 and 2014, and the 12-month period ended December 31, 2014.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2015 and 2014, and the 12-month period ended December 31, 2014.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: November 5, 2015	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer