Form 10-K
period 2015-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2016-02-18
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
___________________________________________________
Commission File Number 1-14514
Consolidated Edison, Inc.
Exact name of registrant as specified in its charter
and principal office address and telephone number

New York	13-3965100
State of Incorporation	I.R.S. Employer ID. Number
4 Irving Place,
New York, New York 10003
(212) 460-4600
 ___________________________________________________
Commission File Number 1-1217
Consolidated Edison Company of New York, Inc.
Exact name of registrant as specified in its charter
and principal office address and telephone number

New York	13-5009340
State of Incorporation	I.R.S. Employer ID. Number
4 Irving Place,
New York, New York 10003
(212) 460-4600
 ___________________________________________________
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
The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2015, was approximately $17.0 billion.
As of January 29, 2016, Con Edison had outstanding 293,589,401 Common Shares ($.10 par value).
All of the outstanding common equity of CECONY is held by Con Edison.
Documents Incorporated By Reference
Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 16, 2016, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2015, is incorporated in Part III of this report.

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

Glossary of Terms
The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc.
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Midstream, LLC
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U. S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
VIE	Variable interest entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AFUDC	Allowance for funds used during construction
AMI	Advance metering infrastructure
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
EGWP	Employer Group Waiver Plan
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

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

•
Orange & Rockland Utilities, Inc. (O&R) (together with CECONY referred to as the Utilities), which delivers electricity and natural gas to customers primarily located in southeastern New York, and northern New Jersey and northeastern Pennsylvania;

•
Competitive energy businesses, which sell to retail customers electricity purchased in wholesale markets and enter into related hedging transactions; provide energy-related products and services to wholesale and retail customers, and develop, own and operate renewable and energy infrastructure projects; and

•	Con Edison Transmission, Inc. (Con Edison Transmission), which invests in electric and gas transmission projects.
Con Edison anticipates that the Utilities, which are subject to extensive regulation, will continue to provide substantially all of its earnings over the next few years. The Utilities have approved rate plans that are generally designed to cover each company’s cost of service, including the capital and other costs of the company’s energy delivery systems. The Utilities recover from their full-service customers (who purchase electricity from the company), generally on a current basis, the cost the Utilities pay for energy and charge all of their customers the cost of delivery service.

Selected Financial Data
Con Edison

	For the Year Ended December 31,
(Millions of Dollars, except per share amounts)	2011	2012		2013		2014		2015
Operating revenues	$12,886	$12,188		$12,354		$12,919		$12,554
Energy costs	5,001	3,887		4,054		4,513		3,716
Operating income	2,239	2,339		2,244		2,209		2,427
Net income	1,062	1,141		1,062	(b)	1,092		1,193
Total assets (f)(g)	38,873	40,845	(a)	40,451	(c)	44,071	(d)	45,642	(e)
Long-term debt (f)	10,068	9,994		10,415		11,546		12,006
Total equity	11,649	11,869		12,245		12,585		13,061
Net Income per common share – basic	$3.59	$3.88		$3.62		$3.73		$4.07
Net Income per common share – diluted	$3.57	$3.86		$3.61		$3.71		$4.05
Dividends declared per common share	$2.40	$2.42		$2.46		$2.52		$2.60
Book value per share	$39.05	$40.53		$41.81		$42.97		$44.50
Average common shares outstanding (millions)	293	293		293		293		293
Stock price low	$48.55	$53.63		$54.33		$52.23		$56.86
Stock price high	$62.74	$65.98		$63.66		$68.92		$72.25

(a)	Reflects a $1,846 million increase in net plant and a $304 million increase in regulatory assets for deferred storm costs.

(b)	Reflects a charge to earnings of $95 million (after taxes of $63 million) relating to the LILO transactions. See “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8.

(c)
Reflects a $2,947 million decrease in regulatory assets for unrecognized pension and other postretirement costs offset by an increase of $1,497 million, $280 million, $257 million and $223 million in net plant, cash, special deposits and regulatory assets for future income tax, respectively.

(d)
Reflects a $2,116 million increase in regulatory assets for unrecognized pension and other postretirement costs and a $1,391 million increase in net plant. See Notes B, E and F to the financial statements in Item 8.

(e)
Reflects a $2,382 million increase in net plant offset by a $970 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E and F to the financial statements in Item 8.

(f)
Reflects $75 million, $68 million, $74 million and $85 million in 2011, 2012, 2013 and 2014, respectively, related to the adoption of Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” See Note C to the financial statements in Item 8.

(g)
Reflects $266 million, $296 million, $122 million and $152 million in 2011, 2012, 2013, 2014, respectively, related to the adoption of ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” See Note L to the financial statements in Item 8.

CECONY

	For the Year Ended December 31,
(Millions of Dollars)	2011	2012		2013		2014		2015
Operating revenues	$10,432	$10,187		$10,430		$10,786		$10,328
Energy costs	3,243	2,665		2,873		2,985		2,304
Operating income	2,083	2,093		2,060		2,139		2,247
Net income	978	1,014		1,020		1,058		1,084
Total assets (e)(f)	34,994	36,630	(a)	36,095	(b)	39,443	(c)	40,230	(d)
Long-term debt (e)	9,153	9,083		9,303		10,788		10,787
Shareholder’s equity	10,431	10,552		10,847		11,188		11,415

(a)	Reflects a $1,243 million increase in net plant and a $229 million increase in regulatory assets for deferred storm costs.

(b)
Reflects a $2,797 million decrease in regulatory assets for unrecognized pension and other postretirement costs offset by an increase of $1,405 million, $280 million, $215 million and $199 million in net plant, cash, regulatory assets for environmental remediation costs and regulatory assets for future income tax, respectively.

(c)
Reflects a $1,999 million increase in regulatory assets for unrecognized pension and other postretirement costs and a $1,440 million increase in net plant. See Notes B, E and F to the financial statements in Item 8.

(d)
Reflects a $1,725 million increase in net plant and a $912 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E and F to the financial statements in Item 8.

(e)
Reflects $67 million, $62 million, $63 million and $76 million in 2011, 2012, 2013 and 2014, respectively, related to the adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” See Note C to the financial statements in Item 8.

(f)
Reflects $157 million, $193 million, $100 million and $118 million in 2011, 2012, 2013 and 2014, respectively, related to the adoption of ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” See Note L to the financial statements in Item 8.

Significant 2015 Developments and Outlook

•
Con Edison reported 2015 net income of $1,193 million or $4.07 a share compared with $1,092 million or $3.73 a share in 2014. Adjusted earnings were $1,196 million or $4.08 a share in 2015 compared with $1,140 million or $3.89 a share in 2014. See “Results of Operations” in Item 7 and “Non-GAAP Financial Measure” below.

•
In 2015, the Utilities invested $2,595 million to upgrade and reinforce their energy delivery systems, and the competitive energy businesses invested $823 million in renewable electric production projects. In 2016, the Companies are expected to invest $3,168 million for their energy delivery systems and $985 million in renewable electric production projects. Con Edison plans to meet its 2016 capital requirements, including for maturing securities, through internally-generated funds and the issuance of securities. The company’s plans include the issuance of between $1,000 million and $1,500 million of long-term debt at the Utilities and the issuance of additional debt secured by its renewable electric production projects. The company’s plans also include the issuance of up to $200 million of common equity in addition to equity under its dividend reinvestment, employee stock purchase and long term incentive plans. See “Capital Requirements and Resources” in Item 1.

•
In June 2015, Con Edison initiated a plan to sell the retail electric supply business of its competitive energy businesses. In October 2015 O&R entered into an agreement to sell Pike to Corning Natural Gas Holding Corporation. See Note U to the financial statements in Item 8.

•
CECONY forecasts average annual growth in peak demand in its service area at design conditions over the next five years for electric and gas to be approximately 0.2 percent and 2.3 percent, respectively, and average annual decrease in steam peak demand in its service area at design conditions over the next five years to be approximately 0.8 percent. O&R forecasts average annual growth of the peak demand in its service area over the next five years at design conditions for electric and gas to be approximately 0.3 percent and 0.6 percent, respectively. See “The Utilities” in Item 1.

•
In September 2015, CECONY, the New York State Public Service Commission (NYSPSC) staff and others entered into a Joint Proposal to settle the proceeding the NYSPSC commenced in February 2009 to examine the prudence of certain CECONY expenditures and related matters. Pursuant to the Joint Proposal, which is subject  to NYSPSC approval, the company is required to credit $116 million to customers and, for the period

2017 through 2044, to not seek to recover from customers an aggregate $55 million relating to return on its capital expenditures. In addition, the company’s revenues that were made subject to potential refund in this proceeding would no longer be subject to refund. See “Other Regulatory Matters” in Note B to the financial statements in Item 8 .

•
In June 2015, the National Transportation Safety Board determined that the probable cause of a March 2014 explosion and fire, in which eight people died and more than 50 people were injured, was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a New York City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. In November 2015, the NYSPSC ordered CECONY to show cause why the NYSPSC should not commence proceedings to penalize the company for alleged violations of gas safety regulations identified by the NYSPSC staff in its investigation of the incident and to review the prudence of the company’s conduct associated with the incident. In December 2015, the company responded that the NYSPSC should not institute the proceedings and disputed the alleged violations. See “Other Regulatory Matters” in Note B and “Manhattan Explosion and Fire” in Note H to the financial statements in Item 8.

•
In 2015, the NYSPSC adopted Joint Proposals with respect to CECONY’s rates for electric delivery service for 2016 and O&R’s rates for electric and gas delivery service through October 2017 and 2018, respectively; the NYSPSC continued its Reforming the Energy Vision (REV) proceeding to improve system efficiency and reliability, encourage renewable energy and distributed energy resources and empower customer choice; and the NYSPSC continued its proceeding to investigate the practices of qualifying persons to perform plastic fusions on gas facilities. See “Utility Regulation” in Item 1 and Note B to the financial statements in Item 8.

•
In January 2016, CECONY filed a request with the NYSPSC for electric and gas rate increases of $482 million and $154 million, respectively, effective January 2017. The filing reflects a return on common equity of 9.75 percent and a common equity ratio of 48 percent. See “Rate Plans” in Note B to the financial statements in Item 8.

Available Information
Con Edison and CECONY file annual, quarterly and current reports and other information, and Con Edison files proxy statements, with the Securities and Exchange Commission (SEC). The public may read and copy any materials that the Companies file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy statements, and other information regarding issuers (including Con Edison and CECONY) that file electronically with the SEC.
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

Non-GAAP Financial Measure
Adjusted earnings (which Con Edison formerly referred to as earnings from ongoing operations) is a financial measure that is not determined in accordance with generally accepted accounting principles in the United States of America (GAAP). This non-GAAP financial measure should not be considered as an alternative to net income, which is an indicator of financial performance determined in accordance with GAAP. Adjusted earnings excludes from net income the net mark-to-market changes in the fair value of the derivative instruments the competitive energy businesses use to economically hedge market price fluctuations in related underlying physical transactions for the purchase or sale of electricity and gas. Adjusted earnings may also exclude from net income certain other items that the company does not consider indicative of its ongoing financial performance. Management uses this non-GAAP financial measure to facilitate the analysis of the company's financial performance as compared to its internal budgets and previous financial results. Management also uses this non-GAAP financial measure to communicate to investors and others the company’s expectations regarding its future earnings and dividends on its common stock. Management believes that this non-GAAP financial measure also is useful and meaningful to investors to facilitate their analysis of the company's financial performance. The following table is a reconciliation of Con Edison’s reported net income to adjusted earnings and reported earnings per share to adjusted earnings per share.

(Millions of Dollars, except per share amounts)	2011	2012	2013	2014	2015
Reported net income – GAAP basis	$1,051	$1,138	$1,062	$1,092	$1,193
Impairment of assets held for sale (a)	—	—	—	—	3
Gain on sale of solar electric production projects (b)	—	—	—	(26)	—
Loss from LILO transactions (c)	—	—	95	1	—
Net mark-to-market effects of the competitive energy businesses (d)	13	(40)	(45)	73	—
Adjusted earnings	$1,064	$1,098	$1,112	$1,140	$1,196
Reported earnings per share – GAAP basis (basic)	$3.59	$3.88	$3.62	$3.73	$4.07
Impairment of assets held for sale	—	—	—	—	0.01
Gain on sale of solar electric production projects	—	—	—	(0.09)	—
Loss from LILO transactions	—	—	0.32	—	—
Net mark-to-market effects of the competitive energy businesses	0.05	(0.13)	(0.14)	0.25	—
Adjusted earnings per share	$3.64	$3.75	$3.80	$3.89	$4.08

(a)	An impairment charge of $3 million, after taxes of $2 million, was recorded related to O&R's wholly-owned subsidiary, Pike County Light & Power Company (Pike).

(b)	After taxes of $19 million.

(c)
In 2013, a court disallowed tax losses claimed by Con Edison relating to Con Edison Development’s Lease In/Lease Out (LILO) transactions and the company subsequently terminated the transactions, resulting in a charge to earnings of $95 million (after taxes of $63 million). In 2014, adjustments were made to taxes and accrued interest. See Note J to the financial statements in Item 8.

(d)	After taxes of $9 million, $29 million, $30 million and $55 million for the years ended December 31, 2011 through 2014, respectively.

Item 1:    Business

Incorporation By Reference
Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

PART I

Item 1:    Business

Overview
Consolidated Edison, Inc. (Con Edison), incorporated in New York State in 1997, is a holding company that owns all of the outstanding common stock of Consolidated Edison Company of New York, Inc. (CECONY), Orange and Rockland Utilities, Inc. (O&R), the competitive energy businesses and Con Edison Transmission, Inc. (Con Edison Transmission). As used in this report, the term the “Companies” refers to Con Edison and CECONY.
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
Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted assets. The company invests to provide reliable, resilient, safe and clean energy critical for New York City’s growing economy. The company is an industry-leading owner and operator of contracted, large-scale solar generation in the United States. Con Edison is a responsible neighbor, helping the communities it serves become more sustainable.
CECONY
Electric
CECONY provides electric service to approximately 3.4 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.
Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.
Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 22,000 MMlb of steam annually to approximately 1,700 customers in parts of Manhattan.
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

Assets Held for Sale
In October 2015, O&R entered into an agreement to sell Pike to Corning Natural Gas Holding Corporation (see
Note U to the financial statements in Item 8).

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

Assets Held for Sale
In June 2015, Con Edison initiated a plan to sell the retail electric supply business of its competitive energy businesses (see Note U to the financial statements in Item 8).

Con Edison Transmission
Con Edison Transmission invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Midstream, LLC (CET Gas). CET Electric, which was formed in 2014, is investing in a company that is expected to own electric transmission assets being developed in New York. At December 31, 2015, Con Edison’s capital contribution to CET Electric was $3 million. CET Gas, which was formed in 2016, is investing in a company developing a proposed gas transmission project in West Virginia and Virginia. See “Con Edison Transmission,” below.

Utility Regulation
State Utility Regulation
Regulators
The Utilities are subject to regulation by the NYSPSC, which under the New York Public Service Law, is authorized to set the terms of service and the rates the Utilities charge for providing service in New York. See “Rate Plans,” below and in Note B to the financial statements in Item 8. It also approves the issuance of the Utilities’ securities. See “Capital Resources,” below. It exercises jurisdiction over the siting of the Utilities’ electric transmission lines (see “Con Edison Transmission,” below) and approves mergers or other business combinations involving New York utilities. In addition, it has the authority to impose penalties on utilities, which could be substantial, for violating state utility laws and regulations and its orders. See “Other Regulatory Matters” in Note B to the financial statements in Item 8. O&R’s New Jersey subsidiary, RECO, is subject to similar regulation by the New Jersey Board of Public Utilities (NJBPU). O&R’s Pennsylvania subsidiary, Pike, is subject to similar regulation by the Pennsylvania Public Utility Commission (PAPUC). The NYSPSC, together with the NJBPU and the PAPUC, are referred to herein as state utility regulators.
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
New York Utility Industry
Restructuring in the 1990s
In the 1990s, the NYSPSC restructured the electric utility industry in the state. In accordance with NYSPSC orders, the Utilities sold all of their electric generating facilities other than those that also produce steam for CECONY’s steam business (see Electric Operations – Electric Facilities below) and provided all of their customers the choice to buy electricity or gas from the Utilities or other suppliers (see Electric Operations – Electric Sales and Deliveries and

Gas Operations – Gas Sales and Deliveries below). In 2015, 65 percent of the electricity and 31 percent of the gas CECONY delivered to its customers, and 58 percent of the electricity and 45 percent of the gas O&R delivered to its customers, was purchased by the customers from other suppliers. In addition, the Utilities no longer control and operate their bulk power electric transmission facilities. See “New York Independent System Operator (NYISO),” below.
Following industry restructuring, there were several utility mergers as a result of which substantially all of the electric and gas delivery service in New York State is now provided by one of four investor-owned utility companies – Con Edison, National Grid plc, Avangrid, Inc. (an affiliate of Iberdrola, S.A.) and Fortis Inc. – or one of two state authorities – New York Power Authority (NYPA) or Long Island Power Authority.

Reforming the Energy Vision
In April 2014, the NYSPSC instituted its REV proceeding, the goals of which are to improve electric system efficiency and reliability, encourage renewable energy resources, support distributed energy resources (DER) and empower customer choice. In this proceeding, the NYSPSC is examining the establishment of a distributed system platform to manage and coordinate DER, and provide customers with market data and tools to manage their energy use. The NYSPSC also is examining how its regulatory practices should be modified to incent utility practices to promote REV objectives.
In February 2015, the NYSPSC issued an order in its REV proceeding in which, among other things, the NYSPSC:

•
ordered CECONY, O&R and the other electric utilities to file distributed system implementation plans pursuant to which the utilities, under the NYSPSC’s authority and supervision, would serve as distributed system platforms to optimize the use of DER;

•
indicated that the utilities will be allowed to own DER only under limited circumstances, and that utility affiliate ownership of DER within the utility’s service territory will require market power protections;

•	ordered the utilities to file energy efficiency plans See “Environmental Matters - Climate Change," below;

•	instituted a separate proceeding to consider large-scale renewable generation;

•	required the utilities to file demonstration projects for approval by NYSPSC staff; and

•	indicated that the design and implementation of the reformed energy system will occur over a period of years.

In June 2015, the New York State Energy Research and Development Authority (NYSERDA) submitted a report in the large-scale renewable generation proceeding. The report included program design principles and strategies. The NYSPSC requested comments on, among other things: customer funding mechanisms; utility-backed power purchase agreements; financing options; and utility-owned generation. In December 2015, the Governor of New York directed the NYSPSC to establish a clean energy standard to mandate achievement by 2030 of the State Energy Plan’s goals of 50 percent of the State’s electricity being provided from renewable resources and reducing carbon emissions by 40 percent (see “Environmental Matters - Climate Change,” below) and to support the continued operation of upstate nuclear plants. In January 2016, the NYSPSC expanded the scope of this proceeding to include consideration of a clean energy standard and the NYSPSC staff issued a report in which it recommended that New York load serving entities be responsible for supplying a defined percentage of their retail customer load from eligible resources. The NYSPSC staff recommended that compliance be demonstrated through the use of tradable renewable energy credits and zero emissions credits or an alternative compliance payment mechanism. The NYSPSC staff suggested that utilities should act as the financial guarantor of NYSERDA’s renewable energy credit activities. In addition, the NYSPSC staff recommended that New York utilities be required to procure an appropriate percentage of their renewable energy credit targets through long-term power purchase agreements with developers of renewable generation and that utility ownership of generation be permitted only in exceptional circumstances.

In July 2015, the NYSPSC staff issued a white paper on ratemaking and utility business models in the REV proceeding. The NYSPSC staff indicated that the proposals included in the white paper reflect several foundational principles: align earning opportunities with customer value; maintain flexibility; provide accurate and appropriate value signals; maintain a sound electric industry; shift balance of regulatory incentives to market incentives; and achieve public policy objectives. The white paper, among other things, included proposals for: market based earnings opportunities, including distributed system platform revenues; adoption of earnings impact mechanisms to incent peak demand reduction, energy efficiency, customer engagement and information access, affordability and interconnection; retention of existing safety, reliability, customer service and utility-specific performance mechanisms; modifications to rate plan net utility plant reconciliations to encourage cost-effective use of operating resources and third-party investment; tying rate plan earnings sharing mechanisms to a performance index;

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

In November 2015, CECONY submitted to the NYSPSC an update to the company’s advanced metering infrastructure (AMI) plan for its electric and gas delivery businesses. The plan, which is subject to NYSPSC review and approval, addresses AMI’s financial, operations and environmental benefits to customers and how AMI supports the REV proceeding’s objectives. AMI components include smart meters, a communication network, information technology systems and business applications. The plan provides for full deployment of AMI to the company’s customers to be implemented over a six-year period. Under the plan, aggregate estimated capital expenditures for AMI implementation would be approximately $1,300 million, including $69 million of AMI capital expenditures in 2016. O&R’s electric and gas rate plans authorize, subject to NYSPSC modification or halt following its further consideration of AMI implementation, aggregate capital expenditures of approximately $30 million to begin AMI implementation for the company’s customers.

In December 2015, the NYSPSC authorized a cost recovery surcharge mechanism for REV demonstration projects. Three CECONY and one O&R demonstration projects have been approved by the NYSPSC staff. The demonstration projects are expected to inform decisions with respect to developing distributed system platform functionalities, measuring customer response to programs and prices associated with REV markets.

In January 2016, the NYSPSC established a benefit cost analysis framework that will apply to, among other things, utility proposals to make investments that could instead be met through DER alternatives that meet all applicable reliability and safety requirements. The framework’s primary measure is a societal cost test which, in addition to addressing avoided utility costs, is to quantitatively address certain environmental externalities and, where appropriate, qualitatively address other externalities. The NYSPSC directed the utilities to develop and file benefit cost analysis handbooks to guide DER providers in structuring their projects and proposals.

The NYSPSC is conducting additional proceedings to consider certain REV-related matters, including proceedings on DER valuation and net energy metering.

The Companies are not able to predict the outcome of the REV proceeding or related proceedings or their impact.
Rate Plans
Investor-owned utilities in the United States provide delivery service to customers according to the terms of tariffs approved by the appropriate state utility regulator. The tariffs include schedules of rates for service that limit the rates charged by the utilities to amounts that recover from their customers costs approved by the regulator, including capital costs, of providing service to customers as defined by the tariff. The tariffs implement rate plans adopted by state utility regulators in rate orders issued at the conclusion of rate proceedings. The utilities’ earnings depend on the limits on rates authorized in their rate plans and their ability to operate their businesses in a manner consistent with such rate plans.
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
In each rate proceeding, rates are determined by the state utility regulator following the submission by the utility of testimony and supporting information, which are subject to review by the staff of the regulator. Other parties with an interest in the proceeding can also review the utility’s proposal and become involved in the rate proceeding. The review process is overseen by an administrative law judge who is employed by the NYSPSC. After an administrative law judge issues a recommended decision, that generally considers the interests of the utility, the regulatory staff, other parties, and legal requisites, the regulator will issue a rate order. The utility and the regulator’s staff and interested parties may enter jointly into a proposed settlement agreement prior to the completion of this administrative process, in which case the agreement could be approved by the regulator with or without modification.
For each rate plan, the revenues needed to provide the utility a return on invested capital is determined by multiplying the utilities’ forecasted rate base by the pre-tax weighted average cost of capital determined in the rate plan. In general, rate base is the sum of the utility’s net plant and working capital less deferred taxes. The NYSPSC uses a forecast of the average rate base for the year that new rates would be in effect (rate year). The NJBPU and the PAPUC use the rate base balances that would exist at the beginning of the rate year. The capital structure used in the weighted average cost of capital is determined using actual and forecast data for the same time periods as rate base. The costs of long-term debt, customer deposits and the allowed return on common equity represent a combination of actual and forecast financing information. The allowed return on common equity is determined by each state’s respective utility regulator. The NYSPSC’s current methodology for determining the allowed return on common equity assigns a one-third weight to an estimate determined from a capital asset pricing model applied to a peer group of utility companies and a two-thirds weight to an estimate determined from a dividend discount model using stock prices and dividend forecasts for a peer group of utility companies. Both methodologies employ market measurements of equity capital to estimate returns rather than the accounting measurements to which such estimates are applied in setting rates.
Pursuant to the Utilities’ rate plans, there generally can be no change to the rates charged to customers during the respective terms of the rate plans other than specified adjustments provided for in the rate plans.
For information about the Utilities’ rate plans see Note B to the financial statements in Item 8.
Liability for Service Interruptions
The tariff provisions under which CECONY provides electric, gas and steam service, and O&R provides electric and gas service, limit each company’s liability to pay for damages resulting from service interruptions to circumstances resulting from its gross negligence or willful misconduct. The tariff provisions under which RECO and Pike provide electric service provide that the company is not liable for interruptions that are due to causes beyond its control.
CECONY’s tariff for electric service also provides for reimbursement to electric customers for spoilage losses resulting from service interruptions in certain circumstances. In general, the company is obligated to reimburse affected residential and commercial customers for food spoilage of up to approximately $500 and $10,000, respectively, and reimburse affected residential customers for prescription medicine spoilage losses without limitation on amount per claim. The company’s maximum aggregate liability for such reimbursement for an incident is $15 million. The company is not required to provide reimbursement to electric customers for outages attributable to generation or transmission system facilities or events beyond its control, such as storms, provided the company makes reasonable efforts to restore service as soon as practicable.
New York electric utilities are required to provide credits to customers who are without electric service for more than three days. The credit to a customer would equal the portion of the monthly customer charge attributable to the period the customer was without service. If an extraordinary event occurs, the NYSPSC may direct New York gas utilities to implement the same policies.

The NYSPSC has approved a scorecard for use as a guide to assess electric utility performance in restoring electric service during outages that result from a major storm event. The scorecard, which could also be applied by the NYSPSC for other outages or actions, was developed to work with the penalty and emergency response plan provisions of the New York Public Service Law. The scorecard includes performance metrics in categories for preparation, operations response and communications.
Each New York electric utility is required to submit to the NYSPSC annually a plan for the reasonably prompt restoration of service in the case of widespread outages in the utility’s service territory due to storms or other events beyond the control of the utility. If, after evidentiary hearings or other investigatory proceedings, the NYSPSC finds that the utility failed to implement its plan reasonably, the NYSPSC may deny recovery of any part of the service restoration costs caused by such failure. In March 2015, the NYSPSC approved emergency response plans submitted by CECONY and O&R, subject to certain modifications. In December 2015, CECONY and O&R submitted updated plans.
Generic Proceedings
The NYSPSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in New York State. Pending proceedings include the REV proceeding and related proceedings, discussed above, and proceedings relating to data access; retail access; utility staffing levels; energy efficiency and renewable energy programs; low income customers and consumer protections. The Utilities are typically active participants in such proceedings.

Federal Utility Regulation
The Federal Energy Regulatory Commission (FERC), among other things, regulates the transmission and wholesale sales of electricity in interstate commerce and the transmission and sale of natural gas for resale in interstate commerce. In addition, the FERC has the authority to impose penalties, which could be substantial, including penalties for the violation of reliability and cyber security rules. Certain activities of the Utilities and the competitive energy businesses are subject to the jurisdiction of the FERC. The Utilities are subject to regulation by the FERC with respect to electric transmission rates and to regulation by the NYSPSC with respect to electric and gas retail commodity sales and local delivery service. As a matter of practice, the NYSPSC has approved delivery service rates for the Utilities that include both transmission and distribution costs. The electric and gas transmission projects in which CET Electric and CET Gas invest are also subject to regulation by the FERC. See “Con Edison Transmission,” below.
New York Independent System Operator (NYISO)
The NYISO is a not-for-profit organization that controls and operates most of the electric transmission facilities in New York State, including those of the Utilities, as an integrated system. It also administers wholesale markets for electricity in New York State and facilitates the construction of new transmission it considers necessary to meet identified reliability, economic or public policy needs. The New York State Reliability Council (NYSRC) promulgates reliability standards subject to FERC oversight. Pursuant to a requirement that is set annually by the NYSRC, the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (owned, procured through the NYISO capacity markets or contracted for) in an amount equal to the peak demand of their customers plus the applicable reserve margin. In addition, the NYISO has determined that entities that serve customers in New York City must procure sufficient capacity from resources that are electrically located in New York City to cover a substantial percentage of the peak demands of their New York City customers. It also requires entities that serve customers in the lower Hudson valley and New York City customers that are served through the lower Hudson valley to procure sufficient capacity from resources electrically located in the lower Hudson valley. These requirements apply both to regulated utilities such as CECONY and O&R for the customers they supply under regulated tariffs and to companies such as Con Edison Solutions that supply customers on market terms. To address the possibility of a disruption due to the unavailability of gas, generating units located in New York City that are capable of using either gas or oil as fuel may be required to use oil as fuel for certain periods and new generating units are required to have dual fuel capability. RECO, O&R’s New Jersey subsidiary, provides electric service in an area that has a different independent system operator – PJM Interconnection LLC (PJM). See “CECONY – Electric Operations – Electric Supply” and “O&R – Electric Operations – Electric Supply,” below.

Competition
The Utilities do not consider it reasonably likely that another company would be authorized to provide utility delivery service of electricity, natural gas or steam where the company already provides service. Any such other company would need to obtain NYSPSC consent, satisfy applicable local requirements, install facilities to provide the service, meet applicable services standards, and charge customers comparable taxes and other fees and costs imposed on the service. A new delivery company would also be subject to extensive ongoing regulation by the NYSPSC. See “Utility Regulation – State Utility Regulation – Regulators,” above.

Distributed generation, such as solar energy production facilities, fuel cells and micro-turbines, provide alternative sources of energy for the Utilities’ electric delivery customers, as does oil for the Utilities’ gas delivery customers. Micro-grids and community-based micro-grids enable distributed generation to serve multiple locations and multiple customers. Other distributed energy resources, such as demand reduction and energy efficiency programs, provide alternatives for the Utilities’ delivery customers to manage their energy usage. The following table shows the aggregate capacities of the distributed generation projects connected to the Utilities’ distribution systems at December 31, 2015 and 2014:

Technology	CECONY		O&R
Total MW, except project number	2015	2014	2015	2014
Internal-combustion engines	103	101	25	25
Photovoltaic solar	95	58	46	28
Gas turbines	40	40	—	—
Micro turbines	10	9	1	1
Fuel cells	8	8	—	—
Steam turbines	3	3	—	—
Total distribution-level distributed generation	259	219	72	54
Number of distributed generation projects	7,451	4,200	3,709	1,953

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
Electric Operations
Electric Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $16,394 million and $15,531 million at December 31, 2015 and 2014, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $2,833 million and $2,744 million at December 31, 2015 and 2014, respectively, and for its portion of the steam-electric generation facilities, the costs for utility plant, net of accumulated depreciation, were $459 million and $451 million, at December 31, 2015 and 2014, respectively.
Distribution Facilities.     CECONY owns 62 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2015, the company’s distribution system had a transformer capacity of 29,762 MVA, with 36,929 miles of overhead distribution lines and 97,286 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States.
Transmission Facilities.    The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2015, CECONY owned or jointly owned 438 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 749 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 39 transmission substations and 62 area stations are supplied by circuits operated at 69 kV and above. For information about transmission projects to address, among other things, reliability concerns associated with the potential closure of the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) see “CECONY – Electric Operations – Electric Supply” and “Con Edison Transmission,” below.
CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas, Connecticut Light & Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.
Generating Facilities.    CECONY’s electric generating facilities consist of plants located in Manhattan whose primary purpose is to produce steam for the company's steam business. The facilities have an aggregate capacity of 724 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2016 for use in these facilities.
Electric Sales and Deliveries
CECONY delivers electricity to its full-service customers who purchase electricity from the company. The company also delivers electricity to its customers who choose to purchase electricity from other energy suppliers (retail choice program). In addition, the company delivers electricity to state and municipal customers of NYPA and economic development customers of municipal electric agencies.
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

	Year Ended December 31,
	2011	2012	2013	2014	2015
Electric Energy Delivered (millions of kWh)
CECONY full service customers	22,622	20,622	20,118	19,757	20,206
Delivery service for retail choice customers	24,234	25,990	26,574	26,221	26,662
Delivery service to NYPA customers and others	10,408	10,267	10,226	10,325	10,147
Delivery service for municipal agencies	562	322	—	—	—
Total Deliveries in Franchise Area	57,826	57,201	56,918	56,303	57,015
Electric Energy Delivered ($ in millions)
CECONY full service customers	$5,237	$4,731	$4,799	$5,023	$4,757
Delivery service for retail choice customers	2,354	2,750	2,683	2,646	2,714
Delivery service to NYPA customers and others	555	596	602	625	600
Delivery service for municipal agencies	22	10	—	—	—
Other operating revenues	60	89	47	143	101
Total Deliveries in Franchise Area	$8,228	$8,176	$8,131	$8,437	$8,172
Average Revenue per kWh Sold (Cents) (a)
Residential	25.6	25.6	27.0	28.9	26.3
Commercial and Industrial	20.7	20.0	20.6	22.1	20.6

(a)	Includes Municipal Agency sales.
For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.
Electric Peak Demand
The electric peak demand in CECONY’s service area generally occurs during the summer air conditioning season. The weather during the summer of 2015 was cooler than design conditions. CECONY’s 2015 service area peak demand was 12,316 MW, which occurred on July 20, 2015. The 2015 peak demand included an estimated 4,795 MW for CECONY’s full-service customers, 5,745 MW for customers participating in its electric retail choice program and 1,776 MW for NYPA’s electric commodity customers and municipal electric agency customers. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the NYISO can invoke demand reduction programs under specific circumstances, design conditions do not include these programs’ potential impact. However, the CECONY forecasted peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under design weather conditions, the 2016 service area peak demand will be 13,650 MW, including an estimated 6,340 MW for its full-service customers, 5,315 MW for its electric retail choice customers and 1,995 MW for NYPA’s customers and municipal electric agency customers. The company forecasts an average annual growth in electric peak demand in its service area at design conditions over the next five years to be approximately 0.2 percent per year.
Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2015 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. The company expects that these resources will again be adequate to meet the requirements of its customers in 2016. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for approximately 1,900 MW of electric generating capacity, see Notes I and O to the financial statements in Item 8. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO’s wholesale electricity market.
CECONY owns generating stations in New York City associated primarily with its steam system. As of December 31, 2015, the generating stations had a combined electric capacity of approximately 724 MW, based on 2015 summer test ratings. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities,” above.
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
CECONY monitors the adequacy of the electric capacity resources and related developments in its service area, and works with other parties on long-term resource adequacy within the framework of the NYISO. In addition, the NYISO has adopted reliability rules that include obligations on transmission owners (such as CECONY) to construct facilities that may be needed for system reliability if the market does not solve a reliability need identified by the NYISO. See “New York Independent System Operator” above. In a July 1998 order, the NYSPSC indicated that it “agree(s) generally that CECONY need not plan on constructing new generation as the competitive market develops,” but considers “overly broad” and did not adopt CECONY’s request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity.
In November 2012, the NYSPSC directed CECONY to work with NYPA to develop a contingency plan to address reliability concerns associated with the potential closure of the nuclear power plants at the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries). In February 2013, CECONY and NYPA submitted their plan, and, in October 2013, the NYSPSC approved three transmission projects and several energy efficiency, demand reduction and combined heat and power programs to address concerns associated with the potential closure. The transmission projects, which also address transmission congestion between upstate and downstate and make available more generation from Staten Island, are scheduled to be placed into service in 2016. See “Con Edison Transmission” below. In February 2014, CECONY submitted to the NYSPSC the implementation plan for the energy efficiency, demand reduction and combined heat and power programs, which are estimated to cost up to $285 million. In April 2014, the NYSPSC authorized CECONY to recover its program costs, the majority of which are expected to be incurred from 2014 through 2016, over a ten-year period through a surcharge billed to its electric delivery customers.

Gas Operations
Gas Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $5,196 million and $4,530 million at December 31, 2015 and 2014, respectively.
Natural gas is delivered by pipeline to CECONY at various points in or near its service territory and is distributed to customers by the company through an estimated 4,348 miles of mains and 369,791 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store 1,062 MDt of which a maximum of about 250 MDt can be withdrawn per day. The company has about 1,226 MDt of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by CECONY and 71.2 percent owned by Con Edison Development.
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

	Year Ended December 31,
	2011	2012	2013	2014	2015
Gas Delivered (MDt)
Firm Sales
Full service	64,696	57,595	67,007	75,630	77,197
Firm transportation of customer-owned gas	54,291	52,860	61,139	68,731	72,864
Total Firm Sales	118,987	110,455	128,146	144,361	150,061
Interruptible Sales (a)	10,035	5,961	10,900	10,498	6,332
Total Gas Delivered to CECONY Customers	129,022	116,416	139,046	154,859	156,393
Transportation of customer-owned gas
NYPA	34,893	48,107	48,682	47,548	44,038
Other (mainly generating plants and interruptible transportation)	97,163	108,086	87,379	105,012	104,857
Off-System Sales	97	730	4,638	15	389
Total Sales	261,175	273,339	279,745	307,434	305,677
Gas Delivered ($ in millions)
Firm Sales
Full service	$1,048	$889	$1,059	$1,141	$956
Firm transportation of customer-owned gas	356	380	414	453	458
Total Firm Sales	1,404	1,269	1,473	1,594	1,414
Interruptible Sales	74	39	69	91	46
Total Gas Delivered to CECONY Customers	1,478	1,308	1,542	1,685	1,460
Transportation of customer-owned gas
NYPA	2	2	2	2	2
Other (mainly generating plants and interruptible transportation)	71	68	71	70	54
Off-System Sales	—	5	18	—	1
Other operating revenues (mainly regulatory amortizations)	(30)	32	(17)	(36)	11
Total Sales	$1,521	$1,415	$1,616	$1,721	$1,528
Average Revenue per Dt Sold
Residential	$18.45	$18.14	$18.52	$16.76	$13.91
General	$12.96	$11.68	$12.05	$12.38	$9.73

(a)	Includes 3,801, 563, 5,362, 6,057, 1,229 MDt for 2011, 2012, 2013, 2014 and 2015, respectively, which are also reflected in firm transportation and other.
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.
Gas Peak Demand
The gas peak demand for firm sales customers in CECONY’s service area occurs during the winter heating season. The peak day demand during the winter 2015/2016 (through February 1, 2016) occurred on January 4, 2016 when the demand reached 1,068 MDt. The 2015/2016 peak day demand included 551 MDt for CECONY’s full-service customers and 517 MDt for customers participating in its gas retail choice program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2016/2017 service area peak day demand will be 1,456 MDt, including an estimated 757 MDt for its full-service customers and 699 MDt for its gas retail choice customers. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric and steam generating stations. The company forecasts an average annual growth of the gas peak demand over the next five years at design conditions to be approximately 2.3 percent in its service area.
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
Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $291 million in 2015, including $252 million for CECONY. See “Contractual Obligations” below. At December 31, 2015, the contracts were for various terms extending to 2020 for supply and 2027 for the transportation and storage. In January 2016, CECONY entered into two 20-year transportation contracts, one of which is for capacity on the proposed Mountain Valley Pipeline (MVP) (see “Con Edison Transmission - CET Gas" below). In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.
Steam Operations
Steam Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for steam facilities, including steam's portion of the steam-electric generation facilities, were $1,849 million and $1,795 million at December 31, 2015 and 2014, respectively.
CECONY generates steam at one steam-electric generating station and five steam-only generating stations and distributes steam to its customers through approximately 105 miles of transmission, distribution and service piping.
Steam Sales and Deliveries
CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2011	2012	2013	2014	2015
Steam Sold (MMlb)
General	519	425	547	594	538
Apartment house	5,779	5,240	6,181	6,574	6,272
Annual power	16,024	14,076	15,195	15,848	15,109
Total Steam Delivered to CECONY Customers	22,322	19,741	21,923	23,016	21,919
Steam Sold ($ in millions)
General	$28	$25	$31	$30	$29
Apartment house	175	158	187	180	176
Annual power	487	429	491	469	453
Other operating revenues	(7)	(16)	(26)	(51)	(29)
Total Steam Delivered to CECONY Customers	$683	$596	$683	$628	$629
Average Revenue per MMlb Sold	$30.91	$31.00	$32.34	$29.50	$30.02
For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.
Steam Peak Demand and Capacity
Demand for steam in CECONY’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2015/2016 (through February 1, 2016) occurred on January 5, 2016 when the demand reached 8.0 MMlb per hour. “Design weather” for the steam system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company’s estimate for the winter of 2016/2017 peak demand of its steam customers is about 8.9 MMlb per hour under design conditions. The company forecasts an average annual decrease in steam peak demand in its service area at design conditions over the next five years to be approximately 0.8 percent.
On December 31, 2015, the steam system was capable of delivering approximately 11.3 MMlb of steam per hour, and CECONY estimates that the system will have a capacity of 11.6 MMlb of steam per hour in the 2016/2017 winter.

Steam Supply
Forty percent of the steam produced by CECONY in 2015 was supplied by the company’s steam-only generating assets; 43 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 17 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R
Electric Operations
Electric Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $850 million and $830 million at December 31, 2015 and 2014, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, was $212 million at December 31, 2015 and 2014.
O&R, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 547 circuit miles of transmission lines, 14 transmission substations, 62 distribution substations, 86,794 in-service line transformers, 3,994 pole miles of overhead distribution lines and 1,889 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.
Electric Sales and Deliveries
O&R delivers electricity to its full-service customers who purchase electricity from the company. The company also delivers electricity to its customers who purchase electricity from other suppliers through the company’s retail choice program.
The company charges all customers in its service area for the delivery of electricity. O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. O&R’s New York electric revenues (which accounted for 74 percent of O&R’s electric revenues in 2015) are subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism. O&R’s electric sales and deliveries for the last five years were:

	Year Ended December 31,
	2011	2012	2013	2014	2015
Electric Energy Delivered (millions of kWh)
Total deliveries to O&R full service customers	3,029	2,691	2,555	2,429	2,499
Delivery service for retail choice customers	2,760	3,040	3,166	3,240	3,237
Total Deliveries In Franchise Area	5,789	5,731	5,721	5,669	5,736
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$486	$405	$427	$455	$441
Delivery service for retail choice customers	157	178	192	207	213
Other operating revenues	(2)	9	9	18	9
Total Deliveries In Franchise Area	$641	$592	$628	$680	$663
Average Revenue Per kWh Sold (Cents)
Residential	18.0	16.7	18.1	20.3	19.2
Commercial and Industrial	13.7	13.0	14.8	16.8	15.4
For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.
Electric Peak Demand
The electric peak demand in O&R’s service area occurs during the summer air conditioning season. The weather during the summer of 2015 was cooler than design conditions. O&R’s 2015 service area peak demand was 1,405 MW, which occurred on July 20, 2015. The 2015 peak demand included an estimated 779 MW for O&R’s full-service customers and 626 MW for customers participating in its electric retail choice program. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the NYISO can invoke demand reduction programs under specific circumstances, design conditions do not include these programs’ potential impact. However, the O&R forecasted peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under design weather conditions, the 2016 service area peak demand will be 1,632 MW, including an estimated 902 MW for its full-service customers and 730 MW for its electric retail choice customers. The company forecasts an average annual growth in electric peak demand in the company’s service area over the next five years at design conditions to be approximately 0.3 percent per year.

Electric Supply
The electricity O&R sold to its full-service customers in 2015 was purchased under firm power contracts or through the wholesale electricity market. The company expects that these resources will again be adequate to meet the requirements of its customers in 2016. O&R does not own any electric generating capacity. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts or purchased through the wholesale electricity market. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases. For information about the company’s contracts, see Note O to the financial statements in Item 8.
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
Gas Operations
Gas Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $502 million and $476 million at December 31, 2015 and 2014, respectively. O&R and Pike own their gas distribution systems and O&R owns a gas transmission system. Natural gas is delivered by pipeline to O&R at various points in or near its service territory and is distributed to customers by the company through an estimated 1,876 miles of mains and 105,482 service lines.
Gas Sales and Deliveries
O&R generally recovers the cost of the gas that it buys and then sells to its full-service customers. It does not make any margin or profit on the gas it sells. O&R’s gas revenues are subject to a weather normalization clause. O&R’s New York gas revenues (which accounted for substantially all of O&R’s gas revenues in 2015) are subject to a revenue decoupling mechanism. As a result, its gas delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s gas sales and deliveries for the last five years were:

	Year Ended December 31,
	2011	2012	2013	2014	2015
Gas Delivered (MDt)
Firm Sales
Full service	8,384	7,539	8,808	9,529	9,348
Firm transportation	10,823	10,505	12,062	12,592	11,752
Total Firm Sales	19,207	18,044	20,870	22,121	21,100
Interruptible Sales	4,184	4,326	4,118	4,216	4,205
Total Gas Delivered to O&R Customers	23,391	22,370	24,988	26,337	25,305
Transportation of customer-owned gas
Sales for resale	864	793	885	945	906
Sales to electric generating stations	24	15	19	70	25
Off-System Sales	—	—	—	3	62
Total Sales	24,279	23,178	25,892	27,355	26,298

	Year Ended December 31,
	2011	2012	2013	2014	2015
Gas Delivered ($ in millions)
Firm Sales
Full service	$122	$103	$115	$121	$91
Firm transportation	71	76	77	75	68
Total Firm Sales	193	179	192	196	159
Interruptible Sales	4	4	3	2	3
Total Gas Delivered to O&R Customers	197	183	195	198	162
Transportation of customer-owned gas
Sales to electric generating stations	1	—	—	1	—
Other operating revenues	16	20	10	13	20
Total Sales	$214	$203	$205	$212	$182
Average Revenue Per Dt Sold
Residential	$14.84	$14.01	$13.31	$13.01	$10.11
General	$13.20	$11.99	$11.53	$11.30	$8.24
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.
Gas Peak Demand
The gas peak demand for firm sales customers in O&R’s service area occurs during the winter heating season. The peak day demand during the winter 2015/2016 (through February 1, 2016) occurred on January 4, 2016 when the demand reached 163 MDt. The 2015/2016 peak day demand included 72 MDt for O&R’s full-service customers and 91 MDt for customers participating in its gas retail choice program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2016/2017 service area peak day demand will be 224 MDt, including an estimated 99 MDt for its full-service customers and 125 MDt for its gas retail choice customers. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric generating stations. The company forecasts an average annual growth of the gas peak demand over the next five years at design conditions to be approximately 0.6 percent in its service area.
Gas Supply
O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.
Competitive Energy Businesses
Con Edison Solutions
Con Edison Solutions primarily sells electricity to industrial, commercial and governmental customers in the northeastern United States and Texas. It also sells electricity to residential and small commercial customers (mass market) in the northeastern United States. Con Edison Solutions does not sell electricity to the Utilities. Con Edison Solutions does sell electricity to customers who are provided delivery service by the Utilities. It also provides energy efficiency services, procurement and management services to companies and governmental entities throughout most of the United States.
Con Edison Solutions was reported by DNV GL in September 2015 to be the 12th largest non-residential retail electricity provider in the United States. At December 31, 2015, it served approximately 143,000 mass market customers, excluding approximately 143,000 served under aggregation agreements. Con Edison Solutions’ electricity sales for the last five years were:

	2011	2012	2013	2014	2015
Retail electric volumes sold (millions of kWh)	15,725	13,840	12,167	11,871	13,594
Number of retail customers accounts: (a)
Industrial and large commercial	42,983	35,043	35,504	35,305	42,198
Mass market	117,635	119,276	123,813	123,314	143,299

(a)	Excludes aggregation agreement customers.
Con Edison Solutions also provides energy-efficiency services to government and commercial customers. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies. The company is compensated for its services based primarily on the increased energy efficiency of the installed equipment over a multi-year period. Con Edison Solutions has won competitive solicitations for energy savings contracts with the United States Department of Energy and the United States Department of Defense, and a shared energy savings contract with the United States Postal Service. The company owns renewable energy projects predominately in Massachusetts and California with an aggregate capacity of 23 MW (AC).

In June 2015, Con Edison initiated a plan to sell the retail electric supply business (see Note U to the financial statements in Item 8).

Con Edison Energy
Con Edison Energy provides services to manage the dispatch, fuel requirements and risk management activities for 4,465 MW of generating plants and merchant transmission in the northeastern United States owned by unrelated parties and manages energy supply assets leased from others. Among other things, the company also provides wholesale hedging and risk management services to Con Edison Solutions and Con Edison Development. The company, beginning during 2013, no longer engages in the sale of electricity to utilities. The company had sold electricity that it had purchased in wholesale markets to utilities in the northeastern United States, primarily under fixed and indexed price contracts, which they used to supply their full-service customers.

Con Edison Development
Con Edison Development develops, owns and operates energy infrastructure. The company focuses its efforts on renewable electric production projects, and at the end of 2015 was estimated to be the sixth largest owner of operating solar capacity in North America. The output of most of the projects is sold under long-term power purchase agreements (PPA). The following table provides information about the projects the company owned at December 31, 2015:

Renewable Electric Production Projects
Project Name	Production Technology	Generating Capacity (a) (MW AC)	PPA Term (In Years)	Actual/Expected In-Service Date	Location (State)
Wholly owned projects
Flemington	Solar	8	n/a (b)	2011	New Jersey
Frenchtown I, II and III	Solar	14	n/a (b)	2011-13	New Jersey
PA Solar	Solar	10	n/a (b)	2012	Pennsylvania
California Solar 2 (Partial)	Solar	60	20	2014-15	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	6	25	2015	Texas
Texas Solar 5 (c)	Solar	95	25	2015	Texas
Campbell County Wind (d)	Wind	95	30	2015	South Dakota
Projects of less than 5 MW	Solar	20	Various	Various	Various
Jointly owned projects
Pilesgrove	Solar	9	n/a (b)	2011	New Jersey
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2 Phase 1 and 2	Solar	75	25	2013-2015	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-2015	Nevada
Broken Bow II	Wind	38	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW (AC) in Operation		748
California Solar 2 (Partial)	Solar	20	20	2016	California
California Solar 3 (e)	Solar	110	20	2016	California
Total MW (AC) in Construction		130
Total MW (AC), All Projects		878 (f)

(a)	Represents Con Edison Development’s ownership interest in the project.

(b)	New Jersey, Pennsylvania and Massachusetts assets have 3-5 year Solar Renewable Energy Credit hedges in place.

(c)
Purchased in May 2015. The total project cost was approximately $305 million. Electricity generated by the project is to be purchased by the City of San Antonio pursuant to a long-term power purchase agreement.

(d)
Purchased in June 2015. The total project cost was approximately $180 million. Electricity generated by the project is to be purchased by the Basin Electric Power Cooperative pursuant to a long-term power purchase agreement.

(e)
Purchased in January and February 2015. The total project cost is expected to be approximately $300 million. Electricity generated by these projects is to be purchased by Pacific Gas and Electric Company and Southern California Edison pursuant to long-term power purchase agreements.

(f)
In addition, in September 2015, Con Edison Development purchased a 50 percent membership interest in Panoche Holdings, LLC, which owns a project company that is developing, but has not started constructing, a 247 MW (AC) solar electric production project in California. See Note Q to the financial statements in Item 8. See “Capital Requirements,” below. Also, in October 2015, Con Edison Development purchased Lost Hills, which is developing but has not started constructing, a 20 MW (AC) solar electric production project in California and in November 2015 purchased Upton County, which is developing but has not started constructing, a 150 MW (AC) solar electric production project in Texas.

In January 2016, Con Edison Development purchased a company that is the owner of a106 MW (AC) solar electric production project in Texas (Texas Solar 7). The total cost of this project is expected to be approximately $375 million. The project will be financed, in part, by debt secured by the project. Electricity generated by this project is to be purchased by the City of San Antonio pursuant to a long-term power purchase agreement.

Con Edison Transmission
CET Electric
In January 2016, Con Edison transferred a wholly-owned subsidiary, Consolidated Edison Transmission LLC (CET Electric), to another wholly-owned subsidiary, Con Edison Transmission, Inc. (Con Edison Transmission). In November 2014, CET Electric, along with affiliates of certain other New York transmission owners, formed New York Transco LLC (NY Transco). CET Electric owns a 45.7 percent interest in NY Transco. NY Transco’s transmission projects are expected to be developed initially by CECONY and other New York transmission owners and, subject to NYSPSC approval, sold to NY Transco.
Initially, NY Transco projects are expected to include three projects (called the TOTS Projects) that the NYSPSC approved in October 2013 in its proceeding to address potential needs that could arise should the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) no longer be able to operate. The TOTS Projects, which are scheduled to be placed into service by Summer 2016, include two projects that CECONY is developing and one project that another regulated affiliate of NY Transco is developing. The current aggregated estimated cost of the TOTS projects is approximately $230 million (most of which is for the projects CECONY is developing).
In April 2015, FERC issued an order granting certain transmission incentives for NY Transco projects. In November 2015, NY Transco, certain New York transmission owners (including CECONY and O&R), the NYSPSC and other parties submitted to FERC for approval a settlement agreement applicable to the TOTS Projects (other than costs that have not already been incurred related to a portion of one of the projects that may no longer be needed). The settlement agreement, among other things, provides for a 10 percent return on common equity (or 9.5 percent for capital costs in excess of $228 million incurred prior to the projects’ commercial operation date), a maximum common equity ratio of 53 percent and allocation of 63 percent of the costs of the projects to load serving entities in the CECONY and O&R service areas.
In December 2015, the NYSPSC issued an order in its competitive proceeding to select transmission projects that would relieve transmission congestion between upstate and downstate. The NYSPSC determined that there is a public policy need for new transmission to address the congestion, such as a project ($1,000 million estimated cost) proposed on behalf of NY Transco. This NY Transco project, which could be completed in the 2019 to 2021 timeframe, would be developed, at least initially, by New York transmission owners other than CECONY until the project was sold to NY Transco. The NYSPSC also directed certain developers, including NY Transco, to submit project(s) to the NYISO. Under its public policy planning process, the NYISO will solicit and evaluate proposed project(s) that meet the public policy need and make a selection in accordance with its FERC-approved criteria. The cost of the project(s) selected by the NYISO would be recoverable through the NYISO’s tariff.

CET Gas
In January 2016, Con Edison Transmission formed Con Edison Gas Midstream, LLC (CET Gas) and CET Gas acquired a 12.5 percent ownership interest in MVP, a company developing a proposed gas transmission project in West Virginia and Virginia. MVP has indicated that the estimated total project cost is $3,000 million to $3,500 million, and that, subject to FERC approval, MVP is targeting to be fully in-service during the fourth quarter of 2018.

Capital Requirements and Resources
Capital Requirements
The following table contains the Companies’ capital requirements for the years 2013 through 2015 and their current estimate of amounts for 2016 through 2018:

	Actual			Estimate
(Millions of Dollars)	2013	2014	2015	2016	2017	2018
Regulated utility construction expenditures
CECONY (a)(b)
Electric	$1,471	$1,500	$1,658	$1,978	$2,002	$1,975
Gas	536	549	671	790	928	944
Steam	128	83	106	97	69	72
Sub-total	2,135	2,132	2,435	2,865	2,999	2,991
O&R
Electric	98	105	114	140	137	134
Gas	37	37	46	48	48	50
Sub-total	135	142	160	188	185	184
Total regulated utility construction expenditures	2,270	2,274	2,595	3,053	3,184	3,175
Con Edison Transmission
CET Electric	—	—	—	58	—	—
CET Gas	—	—	—	57	171	179
Sub-total	—	—	—	115	171	179
Competitive energy businesses capital expenditures
Renewable and energy infrastructure projects	378	447	823	985	360	360
Sub-total	378	447	823	985	360	360
Total capital expenditures	2,648	2,721	3,418	4,153	3,715	3,714
Retirement of long-term securities
Con Edison – parent company	2	2	2	2	2	2
CECONY	700	475	350	650	—	1,200
O&R	3	3	143	79	4	54
Competitive energy businesses	1	5	4	8	10	10
Total retirement of long-term securities	706	485	499	739	16	1,266
Total capital requirements	$3,354	$3,206	$3,917	$4,892	$3,731	$4,980

(a)
CECONY’s capital expenditures for environmental protection facilities and related studies were $178 million, $218 million and $224 million in 2013, 2014 and 2015, respectively, and are estimated to be $246 million in 2016.

(b)	Estimates do not include amounts for the energy efficiency, demand reduction and combined heat and power programs discussed under “CECONY – Electric Operations – Electric Supply,” above.

The Utilities have an ongoing need to make substantial capital investments primarily to maintain the reliability of their electric, gas and steam delivery systems. Their estimated construction expenditures also reflect programs that will give customers greater control over their energy usage and bills, help integrate new clean energy technologies into the Utilities’ electric delivery systems and accelerate their gas main replacement program.

Estimated capital expenditures for Con Edison Transmission reflect planned investments in electric and gas transmission projects. Estimated capital expenditures for the competitive energy businesses reflect planned investments in renewable generation and energy infrastructure projects. Actual capital expenditures for Con Edison Transmission and the competitive energy businesses could significantly increase or decrease from the amounts estimated depending on market conditions and opportunities.

Contractual Obligations
The following table summarizes the Companies’ material obligations at December 31, 2015 to make payments pursuant to contracts. Long-term debt, capital lease obligations and other noncurrent liabilities are included on their balance sheets. Operating leases and electricity purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization)
CECONY	$11,536	$650	$1,200	$825	$8,861
O&R	675	79	58	63	475
Competitive energy businesses and parent	647	10	24	29	584
Interest on long-term debt (a)	10,842	602	1,147	946	8,147
Total long-term debt, including interest	23,700	1,341	2,429	1,863	18,067
Capital lease obligations (Note J)
CECONY	3	1	1	1	—
Total capital lease obligations	3	1	1	1	—
Operating leases (Notes J and Q)
CECONY	98	12	24	19	43
O&R	4	1	1	1	1
Competitive energy businesses	106	5	11	11	79
Total operating leases	208	18	36	31	123
Purchase obligations
Electricity purchase power agreements – Utilities (Note I)
CECONY
Energy (b)	3,634	577	554	347	2,156
Capacity	1,235	180	187	105	763
Total CECONY	4,869	757	741	452	2,919
O&R
Energy and Capacity (b)	118	76	42	—	—
Total electricity and purchase power agreements – Utilities	4,987	833	783	452	2,919
Natural gas supply, transportation, and storage contracts – Utilities (c)
CECONY
Natural gas supply	206	108	79	19	—
Transportation and storage	1,063	236	403	148	276
Total CECONY	1,269	344	482	167	276
O&R
Natural gas supply	17	6	7	4	—
Transportation and storage	198	44	75	28	51
Total O&R	215	50	82	32	51
Total natural gas supply, transportation and storage contracts	1,484	394	564	199	327
Other purchase obligations
CECONY (d)	3,869	1,577	1,629	641	22
O&R (d)	237	91	127	5	14
Competitive energy businesses (e)	384	324	56	4	—
Total other purchase obligations	4,490	1,992	1,812	650	36
Uncertain tax positions (f)	12	12	—	—	—
Total	$34,884	$4,591	$5,625	$3,196	$21,472

(a)	Includes interest on variable rate debt calculated at rates in effect at December 31, 2015.

(b)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.

(c)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.

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

(f)
Con Edison reasonably expects to resolve approximately $25 million of its liability for uncertain tax positions within the next twelve months, of which an estimated $12 million may be settled in cash payments. Con Edison is unable to reasonably estimate the timing of the resolution of its remaining liability for uncertain tax positions, which will depend on the progress of tax examinations with the various tax authorities. See Note L to the financial statements in Item 8.
The Companies’ commitments to make payments in addition to these contractual commitments include their other liabilities reflected in their balance sheets, any funding obligations for their pension and other postretirement benefit plans, financial hedging activities, their collective bargaining agreements and Con Edison’s guarantees of certain obligations of its competitive energy businesses and CET - Electric. See Notes E, F, O and “Guarantees” in Note H to the financial statements in Item 8.
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
The Utilities finance their operations, capital requirements and payment of dividends to Con Edison from internally-generated funds, contributions of equity capital from Con Edison, if any, and external borrowings. See "Liquidity and Capital Resources" in Item 7.
Con Edison plans to meet its 2016 capital requirements, including for maturing securities, through internally-generated funds and the issuance of securities. The company’s plans include the issuance of between $1,000 million and $1,500 million of long-term debt at the Utilities and the issuance of additional debt secured by its renewable electric production projects. The company’s plans also include the issuance of up to $200 million of common equity in addition to equity under its dividend reinvestment, employee stock purchase and long term incentive plans.

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

In 2012, the NYSPSC authorized CECONY, through 2016, to issue up to $3,500 million of debt securities ($3,200 million of which the company had issued as of December 31, 2015). In 2013, the NYSPSC authorized O&R, through 2017, to issue up to $305 million of debt securities ($220 of which the company had issued as of December 31, 2015). The NYSPSC also authorized CECONY and O&R for such periods to issue up to $2,500 million and $125 million, respectively, of debt securities to refund existing debt securities. At December 31, 2015, the Utilities had not refunded any securities pursuant to this authorization. In January 2016, CECONY filed a petition with the NYSPSC for authorization to issue up to $5,200 million of debt securities prior to December 31, 2019.
Con Edison’s competitive energy businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. See "Liquidity and Capital Resources" in Item 7.
For each of the Companies, the ratio of earnings to fixed charges (SEC basis) for the last five years was:

	Ratio of Earnings to Fixed Charges
	2011	2012	2013		2014	2015
Con Edison	3.6	3.7	3.0	(a)	3.6	3.5
CECONY	3.8	3.7	3.7		3.8	3.6

(a)	Reflects $95 million after-tax charge to earnings relating to Con Edison Development’s LILO transactions. See Note J to the financial statements in Item 8.

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2011	2012	2013	2014	2015
Con Edison	53.6	54.3	54.0	52.2	52.1
CECONY	53.3	53.7	53.8	50.9	51.4
The commercial paper of Con Edison and O&R is rated P-2, A-2 and F2, respectively, by Moody’s, S&P and Fitch. The commercial paper of CECONY is rated P-1, A-2 and F2 by Moody’s, S&P and Fitch, respectively. Con Edison’s issuer credit rating is A3, A- and BBB+ by Moody’s, S&P and Fitch, respectively. The senior unsecured debt of CECONY is rated A2, A- and A- by Moody’s, S&P and Fitch, respectively. The senior unsecured debt of O&R is rated A3, A- and A- by Moody’s, S&P and Fitch, respectively. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.
CECONY has $636 million of tax-exempt debt for which the interest rates are to be determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.). Credit rating agencies have withdrawn the ratings of these insurers. Subsequently, there have not been sufficient bids to determine the interest rates pursuant to auctions, and interest rates have been determined by reference to a variable rate index. The weighted average annual interest rate on this tax-exempt debt was 0.14 percent on December 31, 2015. The weighted average interest rate was 0.14 percent, 0.10 percent and 0.17 percent for the years 2015, 2014 and 2013, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in auction rate debt interest expense are reconciled to the levels set in rates.
Environmental Matters
Climate Change
As indicated by the Intergovernmental Panel on Climate Change, emissions of greenhouse gases (GHG), including carbon dioxide, are very likely changing the world’s climate.
Climate change could affect customer demand for the Companies’ energy services. It might also cause physical damage to the Companies’ facilities and disruption of their operations due to more frequent and more extreme weather-related events. In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system. Superstorm Sandy interrupted service to approximately 1.4 million of the Utilities’ customers – more than four times the number of customers impacted by the Utilities’ previous worst storm event (Hurricane Irene in 2011) and resulted in the Utilities incurring substantial response and restoration costs.
Based on the most recent data (2014) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its direct GHG emissions constitute less than 0.1 percent of the nation’s GHG emissions. Con Edison’s estimated emissions of GHG during the past five years were:

(Metric tons, in millions (a))	2011	2012	2013	2014	2015
CO2 equivalent emissions	3.4	3.3	3.4	3.2	3.1

(a)	Estimated emissions for 2015 are subject to third-party verification.
Con Edison’s 48 percent decrease in direct GHG emissions (carbon dioxide, methane and sulfur hexafluoride) since 2005 (6.0 million metric tons) reflects the emission reductions resulting from equipment and repair projects, reduced steam demand, the increased use of natural gas in lieu of fuel oil at CECONY’s steam production facilities as well as projects to reduce sulfur hexafluoride emissions and to replace gas distribution pipes.
CECONY has participated for several years in voluntary initiatives with the EPA to reduce its methane and sulfur hexafluoride emissions. The Utilities reduce methane emissions from the operation of their gas distribution systems through pipe maintenance and replacement programs, by operating system components at lower pressure, and by introducing new technologies for leak repair prioritization and to reduce work-related losses. The Utilities reduce emissions of sulfur hexafluoride, which is used for arc suppression in substation circuit breakers and switches, by using improved technologies to locate and repair leaks and by replacing older equipment. The Utilities also actively promote energy efficiency and the use of renewable generation to help their customers’ reduce their GHG emissions.

NYSERDA and New York utilities have been responsible for implementing the Energy Efficiency Portfolio Standard (EEPS) established by the NYSPSC through energy efficiency programs designed and managed by NYSERDA and the utilities and authorized by the NYSPSC. The Utilities billed customers EEPS surcharges of approximately $103 million in 2015 and 2014 to fund these programs. EEPS authorization ended December 2015. Beginning January 2016, New York utilities are responsible for designing and managing their energy efficiency programs consistent with NYSPSC-approved, utility-specific program budgets and metrics. Effective January 2016, the utilities are recovering the costs of their energy efficiency programs from their customers primarily through NYSPSC-approved energy efficiency tracker surcharge mechanisms.
Through the Utilities’ energy-efficiency programs, customers reduced their annual energy use by approximately 1,005,000 MWh of electricity and 1,395,000 Dt of gas from the programs’ inception in 2009 through 2015, resulting in their avoiding their release of approximately 650,000 tons of GHG into the atmosphere every year. In addition, CECONY’s other demand-side management programs assisted customers in reducing their annual energy use by approximately 281,000 MWh of electricity from the programs’ inception in 2004 through 2015, resulting in their avoiding their release of approximately 158,000 tons of GHG into the atmosphere every year.
Emissions are also avoided by renewable electric production facilities replacing fossil-fueled electric production facilities. NYSERDA is responsible for implementing the renewable portfolio standard (RPS) established by the NYSPSC. NYSERDA enters into long-term agreements with developers of large renewable electric production facilities and pays them premiums based on the facilities’ electric output. These facilities sell their energy output in the wholesale energy market administered by the NYISO. As a result of the Utilities’ participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable electric production facilities. NYSERDA also provides rebates to customers who install eligible renewable electric production technologies. The electricity produced by such customer-sited renewables offsets the energy that the Utilities would otherwise have procured, thereby reducing the amount of electricity produced by non-renewable production facilities. The Utilities billed customers RPS surcharges of $131 million and $121 million in 2015 and 2014, respectively, (and approximately $678 million cumulatively from 2006) to fund these NYSERDA programs. In March 2015, NYSERDA reported that the statewide environmental benefits of having electricity generated by renewable production facilities from 2006 through 2014, as opposed to the State’s “system-mix,” amounts to approximately 6,700 tons of nitrogen oxides, 12,200 tons of sulfur dioxides and 6.4 million tons of carbon dioxide in reduced emissions over this time period. For information about NYSPSC proceedings considering renewable generation see “Utility Regulation – State Utility Regulation – New York Utility Industry – Reforming the Energy Vision," above.
In June 2015, the New York State Energy Planning Board released its 2015 State Energy Plan. Under New York State law, any energy-related action or decision of State agencies must be reasonably consistent with the plan. The plan reflects clean energy initiatives, including the REV proceeding, NYSERDA’s clean energy fund and the following goals for New York State to meet by 2030: a 40 percent reduction in greenhouse gas emissions from 1990 levels; 50 percent of electric generation from renewable energy sources; and a 23 percent decrease in energy consumption in buildings from 2012 levels. Also, New York State and New York City have announced goals to reduce GHG emissions 80 percent below 1990 and 2005, respectively, levels by 2050.
In January 2016, the NYSPSC approved a 10-year $5.3 billion clean energy fund to be managed by NYSERDA under the direction of the NYSPSC. The clean energy fund has four porfolios: market development; innovation and research; NY Green Bank and NY Sun. The Utilities will eliminate the separate RPS tariff and collect all clean energy fund surcharges through the system benefit charge (including previously authorized RPS, EEPS, Technology and Market Development collections, and incremental clean energy fund collections to be collected from electric customers only).
In August 2015, the United States Environmental Protection Agency (EPA) issued its Clean Power Plan to reduce carbon dioxide emissions from existing power plants 32 percent from 2005 levels by 2030. Under the Clean Power Plan, each state is required to submit for EPA approval a plan to reduce its emissions to specified rate-based or equivalent mass-based target levels (as determined in accordance with the Clean Power Plan) applicable to the state. For New York State, the emissions rate-based target level for 2030 is approximately 20 percent below its 2012 emissions rate. State plans may, among other things, include participation in regional cap-and-trade programs, such as the Regional Greenhouse Gas Initiative (RGGI), and renewable energy and energy efficiency programs. State plans are to be submitted to the EPA in 2016, with possible extensions to 2018, and are to be in effect not later than 2022. The costs resulting from the Clean Power Plan could be substantial. In February 2016, the Supreme Court of the United States stayed the implementation of the Clean Power Plan until the resolution of litigation challenging the plan.
CECONY is subject to carbon dioxide emissions regulations established by New York State under RGGI. The initiative, a cooperative effort by Northeastern and Mid-Atlantic states, established a decreasing cap on carbon dioxide emissions resulting from the generation of electricity. Under RGGI, affected electric generators are required to obtain emission allowances to cover their carbon dioxide emissions, available primarily through auctions administered by participating states or a secondary market. CECONY met its requirement of 6.3 million allowances for the most recent RGGI compliance period (2012-2014) and has purchased sufficient allowances to meet its requirement for the current compliance period (2015-2017).
The cost to comply with legislation, regulations or initiatives limiting the Companies’ GHG emissions could be substantial.

Environmental Sustainability
Con Edison’s sustainability strategy, as it relates to the environment, provides that the company seeks to reduce its environmental footprint by making effective use of natural resources to address the challenges of climate change and its impact on the company’s business. As part of its strategy, the company seeks, among other things, to reduce direct and indirect emissions; enhance the efficiency of its water use; minimize its impact to natural ecosystems; focus on reducing, reusing and recycling to minimize consumption; and design its work in consideration of climate forecasts.
CECONY
Superfund
The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation costs, remediation costs and environmental damages. The sites as to which CECONY has been asserted to have liability under Superfund include its and its predecessor companies’ former manufactured gas sites, its multi-purpose Astoria site, the Gowanus Canal site, and other Superfund sites discussed below. There may be additional sites as to which assertions will be made that the Company has liability. For a further discussion of claims and possible claims against the Company under Superfund, estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see Note G to the financial statements in Item 8.
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
Coal tar or other MGP-related contaminants have been detected at the remaining 36 sites. Remedial actions have been completed at all or portions of six sites and the NYSDEC has issued NFA letters for these sites. In addition, remedial actions have been completed by property owners at all or portions of three sites under the NYS Brownfield Cleanup Program and Certificates of Completion have been issued by the NYSDEC for these sites. Remedial design is ongoing for the remaining sites, however, the information as to the extent of contamination and scope of the remediation likely to be required for many of these sites is incomplete. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites (other than the Astoria site which is discussed below) could range from $484 million to $2,280 million.
Astoria Site
CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property owned by it in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas, and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to remediate the contamination. The company’s investigations are ongoing. The company has submitted to the NYSDEC and the New York State Department of Health reports and in the future will be submitting additional reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property could range from $158 million to $461 million.

Gowanus Canal
In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent or near the 1.8 mile Gowanus Canal in Brooklyn, New York. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses, and parking lots. The canal is near several residential neighborhoods. In September 2013, the EPA issued its record of decision for the site. The EPA concluded that there was significant contamination at the site, including polycyclic aromatic hydrocarbons, polychlorinated biphenyls (PCBs), pesticides, metals and volatile organic compounds. The EPA selected a remedy for the site that includes dredging and disposal of some contaminated sediments and stabilization and capping of contamination that will not be removed. The EPA estimated the cost of the selected remedy to be $506.1 million (and indicated the actual cost could be significantly higher or lower). The EPA has identified 39 potentially responsible parties (PRPs) with respect to the site, including CECONY (which the EPA indicated has facilities that may be a source of PCBs at the site). The EPA has ordered the PRPs, including CECONY, to coordinate and cooperate with each other to perform and/or fund the remedial design for the selected remedy, which EPA estimates will cost $35 million. CECONY is participating with other PRPs in an allocation process to determine each PRP’s share of the liability for these remedial design costs. In June 2015, other Federal agencies and the NYSDEC notified the PRPs of their intent to perform a natural resource damage assessment for the site. CECONY is unable to estimate its exposure to liability for the Gowanus Canal site.
Other Superfund Sites
In September 2007, the NYSDEC demanded that the company investigate and remediate PCB contamination that may have migrated from a former CECONY service center facility in Flushing New York, into the adjacent Flushing River. In April 2008, the company and NYSDEC entered into a consent order under which the company agreed to implement a NYSDEC-approved investigation program for the Flushing River and, if deemed necessary by the NYSDEC to protect human health and the environment, to implement a NYSDEC-approved remediation program for any PCB contamination in the river attributable to the site. In March 2011, the company submitted to NYSDEC a report indicating that PCBs had migrated from the site to sediment in a portion of the river. In August 2013, the NYSDEC selected a remedy that requires the company to submit a remedial design report, remove contaminated sediment, restore the river bed with clean material, prepare a site management plan and implement institutional controls. The company estimates that its undiscounted potential liability for the completion of the cleanup in Flushing River could range from $5 million to $6 million.

In October 2015, CECONY received a notice of violation from the NYSDEC relating to a September 2015 discharge of dielectric fluid from an electric transmission line into the Bronx River. This administrative proceeding may result in monetary sanctions of more than $0.1 million for violations of certain New York State provisions regulating the discharge of materials into, and for the protection of, the environment. Remediation has been substantially completed at a cost of $1.4 million. CECONY is continuing to monitor the site.
CECONY is a PRP at additional Superfund sites involving other PRPs and participates in PRP groups at those sites. The company generally is not managing the site investigation and remediation at these multiparty sites. Work at these sites is in various stages, and investigation, remediation and monitoring activities at some of these sites can be expected to continue over extended periods of time. The company believes that it is unlikely that monetary sanctions, such as penalties, will be imposed by any governmental authority with respect to these sites.
The following table lists each of the additional Superfund sites for which the company anticipates it may have liability. The table also shows for each such site its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities for the site (shown in the table under “Start”), the name of the court or agency in which proceedings for the site are pending and CECONY’s estimated percentage of the total liability for each site. The company currently estimates that its potential liability for investigation, remediation, monitoring and environmental damages at each site is $0.2 million or less, with the exception of the Cortese Landfill site for which the estimate is $0.9 million. Superfund liability is joint and several. The company’s estimate of its liability for each site was determined pursuant to consent decrees, settlement agreements or otherwise and in light of the financial condition of other PRPs. The company’s actual liability could differ substantially from amounts estimated.

Site	Location	Start	Court or Agency	% of Total Liability
Maxey Flats Nuclear	Morehead, KY	1986	EPA	0.8%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	100%
Metal Bank of America	Philadelphia, PA	1987	EPA	1.0%
Cortese Landfill	Narrowsburg, NY	1987	EPA	6.0%
Global Landfill	Old Bridge, NJ	1988	EPA	0.3%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	0.7%
O&R
Superfund
The sites at which O&R has been asserted to have liability under Superfund include its manufactured gas sites and the Superfund sites discussed below. There may be additional sites as to which assertions will be made that O&R has liability. For a further discussion of claims and possible claims against O&R under Superfund, see Note G to the financial statements in Item 8.
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
O&R has completed remedial investigations at all seven of its MGP sites and has received NYSDEC’s decision regarding the remedial work to be performed at six of the sites. Of the six sites, O&R has completed remediation at three sites. Remedial design is ongoing for the remaining three sites. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites could range from $100 million to $151 million.
Superfund Sites
O&R is a PRP at Superfund sites involving other PRPs, and participates in PRP groups at those sites. The company is not managing the site investigation and remediation at these multiparty Superfund sites. Work at these sites is in various stages, and investigation, remediation and monitoring activities at some of these sites is expected to continue over extended periods of time. The company believes that it is unlikely that monetary sanctions, such as penalties, will be imposed by any governmental authority with respect to these sites.
The following table lists each of the Superfund sites for which the company anticipates it may have liability. The table also shows for each such site its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities for the site (shown in the table under “Start”), the name of the court or agency in which proceedings for the site are pending and O&R’s estimated percentage of the total liability for each site. The company currently estimates that its potential liability for investigation, remediation, monitoring and environmental damages at each site is less than $0.3 million. Superfund liability is joint and several. The company’s estimate of its liability for each site was determined pursuant to consent decrees, settlement agreements or otherwise and in light of the financial condition of other PRPs. The company’s actual liability could differ substantially from amounts estimated.

Site	Location	Start	Court or Agency	% of Total Liability
Borne Chemical	Elizabeth, NJ	1997	NJDEP	2.3%
Metal Bank of America	Philadelphia, PA	1993	EPA	4.6%
Ellis Road	Jacksonville, FL	2011	EPA	0.2%
Other Federal, State and Local Environmental Provisions
Toxic Substances Control Act
Virtually all electric utilities, including CECONY, own equipment containing PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976. The Utilities have procedures in place to manage and dispose of oil and equipment containing PCBs properly when they are removed from service.

Water Quality
Under NYSDEC regulations, the operation of CECONY’s generating facilities requires permits for water discharges and water withdrawals. Conditions to the renewal of such permits may include limitations on the operations of the permitted facility or requirements to install certain equipment, the cost of which could be substantial. For information about the company’s generating facilities, see “CECONY – Electric Operations – Electric Facilities” and “Steam Operations – Steam Facilities” above in this Item 1.
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
The EPA's Transport Rule (also referred to as the Cross-State Air Pollution Rule), which was implemented in January 2015, established a new cap and trade program requiring further reductions in air emissions than the Clean Air Intrastate Rule (CAIR) that it replaced. Under the Transport Rule, utilities are to be allocated emissions allowances and may sell the allowances or buy additional allowances. CECONY requested and received NYSPSC approval to change the provisions under which the company recovers its purchased power costs to provide for costs incurred to purchase emissions allowances and revenues received from the sale of allowances. CECONY complied with the Transport Rule in 2015 and expects to comply with the rule in 2016. If changes to the Transport Rule that have been proposed are adopted, the number of allowances allocated to CECONY would decrease and the company would be required to purchase allowances to offset the decreased allocation.
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
Employees
Con Edison has no employees other than those of CECONY, O&R and Con Edison’s competitive energy businesses (which at December 31, 2015 had 13,393, 1,131 and 282 employees, respectively). Of the CECONY and O&R employees, 8,202 and 615 employees, respectively, were represented by a collective bargaining unit. The collective bargaining agreement covering most of these CECONY employees expires in June 2016. Agreements covering other CECONY employees and O&R employees expire in June 2017 and May 2017, respectively.
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

Regulatory/Compliance Risks:
The Companies Are Extensively Regulated And Are Subject To Penalties.    The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. State utility regulators may seek to impose substantial penalties on the Utilities for violations of state utility laws, regulations or orders. In addition, the Utilities' rate plans usually include penalties for failing to meet certain operating and customer satisfaction standards. See Note B to the financial statements in Item 8. FERC has the authority to impose penalties on the Utilities and the competitive energy businesses, which could be substantial, for violations of the Federal Power Act, the Natural Gas Act or related rules, including reliability and cyber security rules. Environmental agencies may seek penalties for failure to comply with laws, regulations or permits. The Companies may also be subject to penalties from other regulatory agencies. The Companies may be subject to new laws, regulations, or other requirements or the revision or reinterpretation of such requirements, which could adversely affect the Companies. In April 2014, the NYSPSC instituted its REV proceeding to improve system efficiency and reliability, encourage renewable energy resources, support distributed energy resources and empower customer choice. See “Utility Regulation” and “Environmental Matters – Climate Change and Other Federal, State and Local Environmental Provisions” in Item 1 and “Application of Critical Accounting Policies” in Item 7.
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
The Companies May Be Adversely Affected By Changes To The Utilities’ Rate Plans.    The Utilities’ rate plans typically require action by regulators at their expiration dates, which may include approval of new plans with different provisions. The need to recover from customers increasing costs, taxes or state-mandated assessments or surcharges could adversely affect the Utilities’ opportunity to obtain new rate plans that provide a reasonable rate of return and continue important provisions of current rate plans. The Utilities’ current New York electric and gas rate plans include revenue decoupling mechanisms and their New York electric, gas and steam rate plans include provisions for the recovery of energy costs and reconciliation of the actual amount of pension and other postretirement, environmental and certain other costs to amounts reflected in rates. In January 2016, CECONY submitted requests to the NYSPSC for new rate plans for electric and gas delivery service to take effect in January 2017. See “Rate Plans” in Note B to the financial statements in Item 8.
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
Operations Risks:
The Failure of, or Damage to, the Companies’ Facilities Could Adversely Affect the Companies.    The Utilities provide electricity, gas and steam service using energy facilities, many of which are located either in, or close to, densely populated public places. See the description of the Utilities’ facilities in Item 1. A failure of, or damage to, these facilities, or an error in the operation or maintenance of these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. A natural disaster such as a major storm, a heat wave or hurricane could damage facilities and the Utilities may experience more severe consequences from attempting to operate during and after such events. The Utilities’ response to such events may be perceived to be below customer expectations. The Utilities could be required to pay substantial amounts that may not be covered by the Utilities’ insurance policies to repair or replace their facilities, compensate others for injury or death or other damage, and settle any proceedings initiated by state utility regulators or other regulatory agencies. The occurrence of such events could also adversely affect the cost and availability of insurance. See “Other Regulatory Matters” in Note B and “Manhattan Steam Main Rupture” and “Manhattan Explosion and Fire” in Note H to the financial statements in Item 8. Changes to laws, regulations or judicial doctrines could further expand the Utilities’ liability for service interruptions. See “Utility Regulation – State Utility Regulation” in Item 1.

A Cyber Attack Could Adversely Affect the Companies.    The Utilities and other operators of critical energy infrastructure may face a heightened risk of cyber attack. In the event of a cyber attack that the Companies were unable to defend against or mitigate, the Companies could have their operations disrupted, financial and other information systems impaired, property damaged and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation and damage to their reputation. The Companies have experienced cyber attacks, although none of the attacks had a material impact.
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
Financial and Market Risks:
A Disruption In The Wholesale Energy Markets Or Failure By An Energy Supplier Could Adversely Affect The Companies.    Almost all the electricity and gas the Utilities sell to their full-service customers is purchased through the wholesale energy markets or pursuant to contracts with energy suppliers. See the description of the Utilities’ energy supply in Item 1. Con Edison’s competitive energy businesses also depend on wholesale energy markets to supply electricity to their customers. See “Competitive Energy Businesses” in Item 1. A disruption in the wholesale energy markets or a failure on the part of the Companies’ energy suppliers or operators of energy delivery systems that connect to the Utilities’ energy facilities could adversely affect the Companies’ ability to meet their customers’ energy needs and adversely affect the Companies. In addition, see “Financial and Commodity Market Risks” in Item 7.
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
The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their construction expenditures will exceed $9 billion over the next three years. The Utilities use internally-generated funds, equity contributions from Con Edison, if any, and external borrowings to fund the construction expenditures. The competitive energy businesses are investing in renewable generation and energy infrastructure projects that require funds in excess of those produced in the businesses. Con Edison expects to finance its capital requirements primarily through internally generated funds and the sale of its securities. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.
Other Risks:
The Companies’ Strategies May Not Be Effective To Address Changes In The External Business Environment.    The failure to identify, plan and execute strategies to address changes in the external business environment could have a material adverse impact on the Companies. Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted assets. Changes to public policy, regulation, tax policy, customer behavior or technology could significantly impact the value of the Utilities’ energy delivery facilities, the competitive energy businesses’ renewable and energy infrastructure projects and Con Edison Transmission's investment in electric and gas transmission projects. Such changes could also affect the Companies’ opportunities to make additional investments in such assets and the potential return on the investments. See “Utility Regulation – State Utility Regulation – New York Utility Industry – Reforming the Energy Vision,” and “Competition” in Item 1.
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
CECONY
For a discussion of CECONY’s electric, gas and steam facilities, see “CECONY- Electric Operations – Electric Facilities,” “CECONY- Gas Operations – Gas Facilities” and “CECONY-Steam Operations – Steam Facilities” in Item 1 (which information is incorporated herein by reference).
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
Item 4:    Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following table sets forth certain information about the executive officers of Con Edison and CECONY as of February 18, 2016. As indicated, certain of the executive officers are executive officers of each of Con Edison and CECONY and others are executive officers of Con Edison or CECONY. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison and CECONY
John McAvoy	55	5/14 to present – Chairman of the Board, President and Chief Executive Officer and Director of Con Edison and Chairman, Chief Executive Officer and Trustee of CECONY
		12/13 to 4/14 – President and Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of CECONY
		1/13 to 11/13 – President and Chief Executive Officer of O&R
		12/12 – Senior Vice President of CECONY
		2/09 to 11/12 – Senior Vice President – Central Operations of CECONY
Craig S. Ivey	53	12/09 to present – President of CECONY
Robert Hoglund	54	9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and CECONY
Elizabeth D. Moore	61	5/13 to present – Senior Vice President and General Counsel of Con Edison and CECONY
		5/09 to 4/13 – General Counsel of Con Edison and CECONY
Joseph P. Oates	54	1/16 to present – President of Con Edison Transmission
		9/15 to present – Senior Vice President - Corporate Shared Services of CECONY
		9/12 to 8/15 – Senior Vice President – Business Shared Services of CECONY
		7/12 to 8/12 – Senior Vice President of CECONY
		7/07 to 6/12 – Vice President – Energy Management of CECONY
Frances A. Resheske	55	2/02 to present – Senior Vice President – Public Affairs of CECONY
Saumil P. Shukla	56	9/15 to present – Senior Vice President – Utility Shared Services of CECONY
		10/14 to 8/15 – Vice President – Supply Chain of CECONY
Robert Muccilo	59	7/09 to present – Vice President and Controller of Con Edison and CECONY
		11/09 to present – Chief Financial Officer and Controller of O&R
Gurudatta Nadkarni	50	1/08 to present – Vice President of Strategic Planning of CECONY
Scott Sanders	52	2/10 to present – Vice President and Treasurer of Con Edison and CECONY

Executive Officers of Con Edison but not CECONY
Timothy P. Cawley	51	12/13 to present – President and Chief Executive Officer of O&R
		11/13 – Senior Vice President of CECONY
		12/12 to 10/13 – Senior Vice President – Central Operations of CECONY
		5/11 to 11/12 – Vice President – Substation Operations of CECONY
		9/07 to 4/11 – Vice President – Bronx and Westchester Electric Operations of CECONY

Executive Officers of CECONY but not Con Edison
(All offices and positions listed are with CECONY)
Milovan Blair	53	11/13 to present – Senior Vice President – Central Operations
		10/13 – Vice President
		5/11 to 9/13 – Vice President – Brooklyn and Queens Electric Operations
		2/09 to 4/11 – Vice President – System and Transmission Operations
Marilyn Caselli	61	5/05 to present – Senior Vice President – Customer Operations
Marc E. Huestis	55	2/15 to present – Senior Vice President – Gas Operations
		1/15 – Senior Vice President
		2/14 to 12/14 – Vice President – Manhattan Electric Operations
		1/14 – Vice President
		10/08 to 2/13 – Vice President – Construction
Robert D. Schimmenti	51	9/14 to present – Senior Vice President – Electric Operations
		5/10 to 8/14 – Vice President – Engineering and Planning

Part II
Item 5:    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison
Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 29, 2016, there were 48,735 holders of record of Con Edison’s Common Shares.
The market price range for Con Edison’s Common Shares during 2015 and 2014, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2015 and 2014 were as follows:

	2015			2014
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$72.25	$58.65	$0.65	$56.68	$52.23	$0.63
2nd Quarter	$63.03	$56.86	$0.65	$58.57	$52.87	$0.63
3rd Quarter	$67.37	$57.71	$0.65	$58.12	$54.58	$0.63
4th Quarter	$67.94	$60.30	$0.65	$68.92	$56.40	$0.63
On January 21, 2016, Con Edison declared a quarterly dividend of 67 cents per Common Share. The first quarter 2016 dividend will be paid on March 15, 2016.
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
During 2015, the market price of Con Edison’s Common Shares decreased by 2.64 percent (from $66.01 at year-end 2014 to $64.27 at year-end 2015). By comparison, the S&P 500 Index decreased 0.7 percent and the S&P 500 Utilities Index decreased 8.4 percent. The total return to Con Edison’s common shareholders during 2015, including both price appreciation and investment of dividends, was 1.4 percent. By comparison, the total returns for the S&P 500 Index and the S&P 500 Utilities Index were 1.4 percent and -4.8 percent, respectively. For the five-year period 2011 through 2015 inclusive, Con Edison’s shareholders’ total return was 60.3 percent, compared with total returns for the S&P 500 Index and the S&P 500 Utilities Index of 80.8 percent and 68.8 percent, respectively.

Total Return Performance
Consolidated Edison, Inc.
S&P 500 Index
S&P Utilities
Index Value
250
225
200
175
150
125
100
75
50
2010
2011
2012
2013
2014
2015

	Years Ended December 31,
Company / Index	2010	2011	2012	2013	2014	2015
Consolidated Edison, Inc.	100.00	130.82	122.02	126.65	158.05	160.28
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
S&P Utilities	100.00	119.91	121.46	137.51	177.36	168.77
Based on $100 invested at December 31, 2010, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.
CECONY
The outstanding shares of CECONY’s Common Stock ($2.50 par value) are the only class of common equity of CECONY. They are held by Con Edison and are not traded.
The dividends declared by CECONY in 2015 and 2014 are shown in its Consolidated Statement of Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

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
Corporate Overview
Con Edison’s principal business operations are those of the Utilities. Con Edison also owns competitive energy businesses and Con Edison Transmission. See “The Utilities,” “Competitive Energy Businesses” and "Con Edison Transmission" in Item 1, and segment financial information in Note N to the financial statements in Item 8 and “Results of Operations,” below. Certain financial data of Con Edison’s businesses are presented below:

	For the Year Ended December 31, 2015				At December 31, 2015
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Assets
CECONY	$10,328	82%	$1,084	91%	$40,230	88%
O&R (a)	845	7%	52	4%	2,719	6%
Total Utilities	11,173	89%	1,136	95%	42,949	94%
Competitive energy businesses (b)	1,383	11%	59	5%	1,680	4%
Other (c)	(2)	—%	(2)	—%	1,013	2%
Total Con Edison	$12,554	100%	$1,193	100%	$45,642	100%

(a)
Net income for the year ended December 31, 2015 includes $3 million related to the impairment of Pike assets held for sale. Assets at December 31, 2015 include assets classified as held for sale of $23 million. See Note U to the financial statements in Item 8.

(b)
Operating revenues and net income from the competitive energy businesses for the year ended December 31, 2015 includes $1,174 million and $27 million respectively, related to their electric supply business. Assets at December 31, 2015 include assets classified as held for sale of $134 million (see Note U to the financial statements in Item 8).

(c)	Other includes parent company, consolidation adjustments and Con Edison Transmission.
Results of Operations
Net income and earnings per share for the years ended December 31, 2015, 2014 and 2013 were as follows:

(Millions of Dollars, except per share amounts)	Net Income			Earnings per Share
	2015	2014	2013	2015	2014	2013
CECONY	$1,084	$1,058	$1,020	$3.70	$3.61	$3.48
O&R (a)	52	60	65	0.18	0.20	0.22
Competitive energy businesses (b)(c)	59	(17)	(23)	0.20	(0.05)	(0.08)
Other (d)	(2)	(9)	—	(0.01)	(0.03)	—
Con Edison (e)	$1,193	$1,092	$1,062	$4.07	$3.73	$3.62

(a)	Includes $3 million or $0.01 a share of net loss in 2015 related to the impairment of Pike assets held for sale (see Note U to the financial statements in Item 8).

(b)
Includes $(73) million or $(0.25) a share and $45 million or $0.14 a share of net after-tax mark-to-market (losses)/gains in 2014 and 2013, respectively. Also includes an after-tax gain on sale of solar electric production projects of $26 million (see Note Q to the financial statements in Item 8) in 2014. Includes an after-tax charge of $1 million and $95 million or $0.32 a share relating to the LILO transactions (see “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8) in 2014 and 2013, respectively. Also includes a tax benefit of $15 million or $0.05 a share resulting from the acceptance by the Internal Revenue Service (IRS) of the company’s claim for manufacturing tax deductions in 2013.

(c)
Includes $27 million or $0.09 a share, $(75) million or $(0.26) a share and $45 million or $0.14 a share of net income/(loss) in 2015, 2014 and 2013, respectively, related to the retail electric supply business. See Note U to the financial statements in Item 8. These amounts reflect net after-tax mark-to-market gains/(losses) of $(1) million, $(76) million or $(0.26) a share and $45 million or $0.14 a share in 2015, 2014 and 2013, respectively.

(d)	Other includes parent company and consolidation adjustments.

(e)	Earnings per share on a diluted basis were $4.05 a share, $3.71 a share and $3.61 a share in 2015, 2014 and 2013, respectively.
The Companies’ results of operations for 2015, as compared with 2014, and for 2014, as compared with 2013, primarily reflect the performance of the rate plans of Con Edison's utility subsidiaries, growth in gas delivery service related to oil-to-gas conversions and the weather impact on its steam delivery service. The rate plans provide for revenues to cover expected increases in certain operating costs including depreciation and property taxes. In addition, the results of operations reflect higher profits from the competitive energy businesses' retail electric supply business. The results of operations also include the impairment of Pike assets held for sale, the gain on sale of solar electric production projects, the impact of LILO transactions and the net mark-to-market effects of the competitive energy businesses.
The following table presents the estimated effect on earnings per share and net income for 2015 as compared with 2014, and 2014 as compared with 2013, resulting from these and other major factors:

	2015 vs. 2014 Variation		2014 vs. 2013 Variation
(Millions of Dollars, except per share amounts)	Earnings per Share	Net Income	Earnings per Share	Net Income
CECONY (a)
Changes in rate plans	$0.51	$147	$0.43	$125
Weather impact on steam revenues	(0.04)	(13)	0.03	10
Other operations and maintenance expenses	(0.02)	(5)	(0.28)	(83)
Depreciation and property taxes	(0.22)	(64)	(0.09)	(26)
Net interest expense	(0.10)	(28)	(0.03)	(10)
Other (b)	(0.04)	(11)	0.07	22
Total CECONY	0.09	26	0.13	38
O&R (a)
Changes in rate plans	0.04	13	0.04	11
Other operations and maintenance expenses	(0.03)	(9)	(0.03)	(10)
Other (c)	(0.03)	(12)	(0.03)	(6)
Total O&R	(0.02)	(8)	(0.02)	(5)
Competitive energy businesses
Operating revenues less energy costs	0.39	115	(0.34)	(100)
Gain on sale of solar electric production projects	(0.09)	(26)	—	—
Other operations and maintenance expenses	(0.06)	(16)	(0.01)	(2)
Net interest expense	(0.04)	(11)	0.29	86
Other	0.05	14	0.09	22
Total competitive energy businesses (d)	0.25	76	0.03	6
Other, including parent company expenses (e)	0.02	7	(0.03)	(9)
Total variations	$0.34	$101	$0.11	$30

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

(b)
These variations include a sales and use tax refund received and the gain on sale of non-utility properties of $9 million or $0.03 a share and $8 million or $0.03 a share, respectively, for the year ended December 31, 2014.

(c)	These variations include the impairment of Pike assets held for sale in 2015 shown in note (a) in the Results of Operations table above.

(d)
These variations include the net mark-to-market effects, the gain on sale of solar electric production projects, the impact of the LILO transactions and the manufacturing tax deduction shown in note (b) in the Results of Operations table above.

(e)
These variations reflect certain income tax benefits for Con Edison (parent company) of $7 million or $0.02 a share and $16 million or $0.06 a share for the years ended December 31, 2015 and December 31, 2013, respectively.

The Companies’ other operations and maintenance expenses for the years ended December 31, 2015, 2014 and 2013 were as follows:

(Millions of Dollars)	2015	2014	2013
CECONY
Operations	$1,464	$1,384	$1,313
Pensions and other postretirement benefits	364	467	485
Health care and other benefits	159	149	133
Regulatory fees and assessments (a)	550	519	505
Other	344	354	299
Total CECONY	2,881	2,873	2,735
O&R	333	318	302
Competitive energy businesses	134	108	105
Other (b)	(4)	(5)	(5)
Total other operations and maintenance expenses	$3,344	$3,294	$3,137

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2015, 2014 and 2013 follows. For additional business segment financial information, see Note N to the financial statements in Item 8.
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
The Companies’ results of operations in 2015 compared with 2014 were:

	CECONY		O&R		Competitive Energy Businesses		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(458)	(4.2)%	$(47)	(5.3)%	$139	11.2%	$1	33.3%	$(365)	(2.8)%
Purchased power	(372)	(17.8)	(28)	(11.8)	(44)	(4.0)	—	—	(444)	(13.0)
Fuel	(37)	(13.0)	—	—	—	—	—	—	(37)	(13.0)
Gas purchased for resale	(272)	(44.7)	(37)	(42.0)	(9)	(7.8)	2	Large	(316)	(39.0)
Other operations and maintenance	8	0.3	15	4.7	26	24.1	1	20.0	50	1.5
Depreciation and amortization	49	4.9	7	11.5	3	15.8	—	—	59	5.5
Taxes, other than income taxes	58	3.2	2	3.3	—	—	—	—	60	3.2
Gain on sale of solar electric production projects	—	—	—	—	(45)	—	—	—	(45)	—
Operating income (loss)	108	5.0	(6)	(4.7)	118	Large	(2)	(66.7)	218	9.9
Other income less deductions	(16)	Large	(7)	Large	6	21.4	(1)	—	(18)	(42.9)
Net interest expense	47	8.8	—	—	19	Large	(4)	(14.8)	62	10.5
Income before income tax expense	45	2.8	(13)	(13.7)	105	Large	1	4.2	138	8.3
Income tax expense	19	3.4	(5)	(14.3)	29	Large	(6)	(40.0)	37	6.5
Net income	$26	2.5%	$(8)	(13.3)%	$76	Large	$7	77.8%	$101	9.2%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Year Ended December 31, 2015				For the Year Ended December 31, 2014
(Millions of Dollars)	Electric	Gas	Steam	2015 Total	Electric	Gas	Steam	2014 Total	2015-2014 Variation
Operating revenues	$8,172	$1,527	$629	$10,328	$8,437	$1,721	$628	$10,786	$(458)
Purchased power	1,684	—	35	1,719	2,036	—	55	2,091	(372)
Fuel	118	—	130	248	180	—	105	285	(37)
Gas purchased for resale	—	337	—	337	—	609	—	609	(272)
Other operations and maintenance	2,259	440	182	2,881	2,270	418	185	2,873	8
Depreciation and amortization	820	142	78	1,040	781	132	78	991	49
Taxes, other than income taxes	1,493	252	111	1,856	1,458	248	92	1,798	58
Operating income	$1,798	$356	$93	$2,247	$1,712	$314	$113	$2,139	$108
Electric
CECONY’s results of electric operations for the year ended December 31, 2015 compared with the year ended December 31, 2014 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	Variation
Operating revenues	$8,172	$8,437	$(265)
Purchased power	1,684	2,036	(352)
Fuel	118	180	(62)
Other operations and maintenance	2,259	2,270	(11)
Depreciation and amortization	820	781	39
Taxes, other than income taxes	1,493	1,458	35
Electric operating income	$1,798	$1,712	$86
CECONY’s electric sales and deliveries in 2015 compared with 2014 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2015	December 31, 2014	Variation	Percent Variation		December 31, 2015	December 31, 2014	Variation	Percent Variation
Residential/Religious (b)	10,543	9,868	675	6.8%		$2,771	$2,847	$(76)	(2.7)%
Commercial/Industrial	9,602	9,834	(232)	(2.4)		1,974	2,176	(202)	(9.3)
Retail choice customers	26,662	26,221	441	1.7		2,714	2,646	68	2.6
NYPA, Municipal Agency and other sales	10,208	10,380	(172)	(1.7)		612	625	(13)	(2.1)
Other operating revenues (c)	—	—	—	—		101	143	(42)	(29.4)
Total	57,015	56,303	712	1.3%	(d)	$8,172	$8,437	$(265)	(3.1)%

(a)
Revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which, delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved.

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

(d)	After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.9 percent in 2015 compared with 2014.
Operating revenues decreased $265 million in 2015 compared with 2014 due primarily to lower purchased power expenses ($352 million) and lower fuel expenses ($62 million), offset in part by higher revenues from the electric rate plan ($156 million).

Purchased power expenses decreased $352 million in 2015 compared with 2014 due to a decrease in unit costs ($381 million), offset by an increase in purchased volumes ($29 million).
Fuel expenses decreased $62 million in 2015 compared with 2014 due to lower unit costs ($69 million), offset by higher sendout volumes from the company’s electric generating facilities ($7 million).
Other operations and maintenance expenses decreased $11 million in 2015 compared with 2014 due primarily to lower pension costs ($85 million), offset in part by an increase in the surcharges for assessments and fees that are collected in revenues from customers ($44 million) and higher electric operating costs ($23 million).
Depreciation and amortization increased $39 million in 2015 compared with 2014 due primarily to higher electric utility plant balances.
Taxes, other than income taxes increased $35 million in 2015 compared with 2014 due primarily to higher property taxes ($31 million) and a sales and use tax refund received in 2014 ($12 million), offset in part by the elimination of the New York City subsidiary capital tax ($6 million) and lower state and local revenue taxes ($3 million).
Gas
CECONY’s results of gas operations for the year ended December 31, 2015 compared with the year ended December 31, 2014 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	Variation
Operating revenues	$1,527	$1,721	$(194)
Gas purchased for resale	337	609	(272)
Other operations and maintenance	440	418	22
Depreciation and amortization	142	132	10
Taxes, other than income taxes	252	248	4
Gas operating income	$356	$314	$42
CECONY’s gas sales and deliveries, excluding off-system sales, in 2015 compared with 2014 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2015	December 31, 2014	Variation	Percent Variation		December 31, 2015	December 31, 2014	Variation	Percent Variation
Residential	49,024	46,661	2,363	5.1%		$682	$782	$(100)	(12.8)%
General	28,173	28,969	(796)	(2.7)		274	359	(85)	(23.7)
Firm transportation	72,864	68,731	4,133	6.0		458	453	5	1.1
Total firm sales and transportation	150,061	144,361	5,700	3.9	(b)	1,414	1,594	(180)	(11.3)
Interruptible sales (c)	6,332	10,498	(4,166)	(39.7)		46	91	(45)	(49.5)
NYPA	44,038	47,548	(3,510)	(7.4)		2	2	—	—
Generation plants	83,634	82,146	1,488	1.8		26	30	(4)	(13.3)
Other	21,223	22,866	(1,643)	(7.2)		28	40	(12)	(30.0)
Other operating revenues (d)	—	—	—	—		11	(36)	47	Large
Total	305,288	307,419	(2,131)	(0.7)%		$1,527	$1,721	$(194)	(11.3)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 6.7 percent in 2015 compared with 2014, reflecting primarily increased volumes attributable to additional customers that have converted from oil-to-gas as heating fuel for their buildings.

(c)	Includes 1,229 and 6,057 thousands of Dt for 2015 and 2014, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

Operating revenues decreased $194 million in 2015 compared with 2014 due primarily to a decrease in gas purchased for resale expenses ($272 million), offset in part by higher revenues from the gas rate plan ($77 million) reflecting primarily higher delivery volumes attributable to oil-to-gas conversions.
Gas purchased for resale decreased $272 million in 2015 compared with 2014 due to lower unit costs ($274 million), offset by higher sendout volumes ($2 million).
Other operations and maintenance expenses increased $22 million in 2015 compared with 2014 due primarily to higher operating costs attributable to emergency response ($45 million), offset in part by lower pension costs ($12 million) and a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($10 million). Other operations and maintenance expenses for emergency response activities in 2015 and 2014 were above amounts for such costs reflected in the company’s gas rate plan. The company has requested NYSPSC authorization to defer for recovery as a regulatory asset $29 million and $35 million of such incremental costs incurred in 2014 and 2015, respectively. The company anticipates requesting deferral of 2016 incremental costs in 2017. At December 31, 2015, the company had not deferred any such incremental costs.
Depreciation and amortization increased $10 million in 2015 compared with 2014 due primarily to higher gas utility plant balances.
Taxes, other than income taxes increased $4 million in 2015 compared with 2014 due primarily to higher property taxes ($8 million) and a sales and use tax refund received in 2014 ($2 million), offset in part by lower state and local revenue taxes ($6 million).
Steam
CECONY’s results of steam operations for the year ended December 31, 2015 compared with the year ended December 31, 2014 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	Variation
Operating revenues	$629	$628	$1
Purchased power	35	55	(20)
Fuel	130	105	25
Other operations and maintenance	182	185	(3)
Depreciation and amortization	78	78	—
Taxes, other than income taxes	111	92	19
Steam operating income	$93	$113	$(20)
CECONY’s steam sales and deliveries in 2015 compared with 2014 were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Years Ended					For the Years Ended
Description	December 31, 2015	December 31, 2014	Variation	Percent Variation		December 31, 2015	December 31, 2014	Variation	Percent Variation
General	538	594	(56)	(9.4)%		$29	$30	$(1)	(3.3)%
Apartment house	6,272	6,574	(302)	(4.6)		176	180	(4)	(2.2)
Annual power	15,109	15,848	(739)	(4.7)		453	469	(16)	(3.4)
Other operating revenues (a)	—	—	—	—		(29)	(51)	22	43.1
Total	21,919	23,016	(1,097)	(4.8)%	(b)	$629	$628	$1	0.2%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 2.1 percent in 2015 compared with 2014.
Operating revenues increased $1 million in 2015 compared with 2014 due primarily to higher fuel expenses ($25 million) and higher revenues from the steam rate plan ($13 million), offset in part by the weather impact on revenues ($21 million) and lower purchased power costs ($20 million).

Purchased power expenses decreased $20 million in 2015 compared with 2014 due to a decrease in unit costs ($18 million) and purchased volumes ($2 million).
Fuel expenses increased $25 million in 2015 compared with 2014 due to higher unit costs ($33 million), offset by lower sendout volumes ($8 million).
Other operations and maintenance expenses decreased $3 million in 2015 compared with 2014 due primarily to a decrease in the surcharges for assessments and fees that are collected in revenues from customers.
Taxes, other than income taxes increased $19 million in 2015 compared with 2014 due primarily to higher property taxes ($18 million) and a sales and use tax refund received in 2014 ($1 million).
Taxes, Other Than Income Taxes
At $1.9 billion, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

	For the Years Ended December 31,
(Millions of Dollars)	2015		2014		Variation
Property taxes	$1,463		$1,406		$57
State and local taxes related to revenue receipts	323		332		(9)
Payroll taxes	67		65		2
Other taxes	3		(5)	(a)	8
Total	$1,856	(b)	$1,798	(b)	$58

(a)	Includes a sales and use tax refund of $15 million.

(b)	Including sales tax on customers’ bills, total taxes other than income taxes in 2015 and 2014 were $2,302 million and $2,267 million, respectively.
Other Income (Deductions)
Other income (deductions) decreased $16 million in 2015 compared with 2014 due primarily to the gain on sale of certain non-utility properties in 2014.
Net Interest Expense
Net interest expense increased $47 million in 2015 compared with 2014 due primarily to new debt issuances in late 2014.
Income Tax Expense
Income taxes increased $19 million in 2015 compared with 2014 due primarily to higher income before income tax expense.
O&R

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
(Millions of Dollars)	Electric	Gas	2015 Total	Electric	Gas	2014 Total	2015-2014 Variation
Operating revenues	$663	$182	$845	$680	$212	$892	$(47)
Purchased power	210	—	210	238	—	238	(28)
Gas purchased for resale	—	51	51	—	88	88	(37)
Other operations and maintenance	256	77	333	251	67	318	15
Depreciation and amortization	50	18	68	46	15	61	7
Taxes, other than income taxes	44	18	62	43	17	60	2
Operating income	$103	$18	$121	$102	$25	$127	$(6)

Electric
O&R’s results of electric operations for the year ended December 31, 2015 compared with the year ended December 31, 2014 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	Variation
Operating revenues	$663	$680	$(17)
Purchased power	210	238	(28)
Other operations and maintenance	256	251	5
Depreciation and amortization	50	46	4
Taxes, other than income taxes	44	43	1
Electric operating income	$103	$102	$1
O&R’s electric sales and deliveries in 2015 compared with 2014 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2015	December 31, 2014	Variation	Percent Variation		December 31, 2015	December 31, 2014	Variation	Percent Variation
Residential/Religious (b)	1,597	1,515	82	5.4%		$307	$307	—	—
Commercial/Industrial	802	812	(10)	(1.2)		124	136	$(12)	(8.8)%
Retail choice customers	3,237	3,240	(3)	(0.1)		213	207	6	2.9
Public authorities	100	102	(2)	(2.0)		10	12	(2)	(16.7)
Other operating revenues (c)	—	—	—	—		9	18	(9)	(50.0)
Total	5,736	5,669	67	1.2%	(d)	$663	$680	$(17)	(2.5)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased.0.9 percent in 2015 compared with 2014.
Operating revenues decreased $17 million in 2015 compared with 2014 due primarily to lower purchased power expenses ($28 million), offset in part by higher revenues from the New York electric rate plan ($19 million).
Purchased power expenses decreased $28 million in 2015 compared with 2014 due to a decrease in unit costs ($24 million) and purchased volumes ($4 million).
Other operations and maintenance expenses increased $5 million in 2015 compared with 2014 due primarily to the charge-off of certain regulatory assets ($4 million) and an increase in surcharges for assessments and fees that are collected in revenues from customers ($1 million).
Depreciation and amortization increased $4 million in 2015 compared with 2014 due primarily to higher electric utility plant balances.
Taxes, other than income taxes increased $1 million in 2015 compared with 2014 due primarily to higher property taxes and state and local revenue taxes.
Gas
O&R’s results of gas operations for the year ended December 31, 2015 compared with the year ended December 31, 2014 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	Variation
Operating revenues	$182	$212	$(30)
Gas purchased for resale	51	88	(37)
Other operations and maintenance	77	67	10
Depreciation and amortization	18	15	3
Taxes, other than income taxes	18	17	1
Gas operating income	$18	$25	$(7)
O&R’s gas sales and deliveries, excluding off-system sales, in 2015 compared with 2014 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2015	December 31, 2014	Variation	Percent Variation		December 31, 2015	December 31, 2014	Variation	Percent Variation
Residential	7,664	7,786	(122)	(1.6)%		$77	$101	$(24)	(23.8)%
General	1,684	1,743	(59)	(3.4)		14	20	(6)	(30.0)
Firm transportation	11,752	12,592	(840)	(6.7)		68	75	(7)	(9.3)
Total firm sales and transportation	21,100	22,121	(1,021)	(4.6)	(b)	159	196	(37)	(18.9)
Interruptible sales	4,205	4,216	(11)	(0.3)		3	2	1	50.0
Generation plants	25	70	(45)	(64.3)		—	1	(1)	Large
Other	906	945	(39)	(4.1)		—	—	—	—
Other gas revenues	—	—	—	—		20	13	7	53.8
Total	26,236	27,352	(1,116)	(4.1)%		$182	$212	$(30)	(14.2)%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.7 percent in 2015 compared with 2014.
Operating revenues decreased $30 million in 2015 compared with 2014 due primarily to the decrease in gas purchased for resale ($37 million), offset in part by higher revenues from the gas rate plan ($3 million).
Gas purchased for resale decreased $37 million in 2015 compared with 2014 due to a decrease in unit costs ($30 million) and purchased volumes ($7 million).
Other operations and maintenance expenses increased $10 million in 2015 compared with 2014 due primarily to the charge-off of certain regulatory assets ($14 million), offset in part by lower pension costs ($2 million).
Depreciation and amortization increased $3 million in 2015 compared with 2014 due primarily to higher gas utility plant balances.
Taxes, other than income taxes increased $1 million in 2015 compared with 2014 due primarily to higher property taxes.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $2 million in 2015 compared with 2014. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2015		2014		Variation
Property taxes	$46		$44		$2
State and local taxes related to revenue receipts	10		9		1
Payroll taxes	6		7		(1)
Total	$62	(a)	$60	(a)	$2

(a)	Including sales tax on customers’ bills, total taxes other than income taxes in 2015 and 2014 were $88 million and $86 million, respectively.

Other Income (Deductions)
Other income (deductions) decreased $7 million in 2015 compared with 2014 due primarily to the impairment of Pike assets held for sale (see Note U to the financial statements in Item 8).
Income Tax Expense
Income taxes decreased $5 million in 2015 compared with 2014 due primarily to lower income before income tax expense.
Competitive Energy Businesses
The competitive energy businesses’ results of operations for the year ended December 31, 2015 compared with the year ended December 31, 2014 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	Variation
Operating revenues	$1,383	$1,244	$139
Purchased power	1,044	1,088	(44)
Gas purchased for resale	106	115	(9)
Other operations and maintenance	134	108	26
Depreciation and amortization	22	19	3
Taxes, other than income taxes	19	19	—
(Gain) on sale of solar electric production projects	—	(45)	45
Operating income (loss)	$58	$(60)	$118
Operating revenues increased $139 million in 2015 compared with 2014 due primarily to higher electric retail revenues. Electric retail revenues increased $158 million in 2015 as compared with 2014 due to higher sales volume ($163 million), offset by lower unit prices ($5 million). Wholesale revenues decreased $33 million in 2015 compared with 2014 due primarily to lower sales volumes. Solar revenues increased $12 million in 2015 as compared with 2014 due primarily to an increase in solar electric production projects in operation. Net mark-to-market values increased $128 million in 2015 as compared with 2014, of which $131 million in gains are reflected in purchased power expenses and $3 million in losses are reflected in revenues. Other revenues increased $5 million in 2015 as compared with 2014, due primarily to higher energy services revenues.
Purchased power expenses decreased $44 million in 2015 compared with 2014 due to changes in mark-to-market gains ($131 million) and lower unit prices ($45 million), offset by higher volumes ($132 million).
Gas purchased for resale decreased $9 million in 2015 compared with 2014 due primarily to lower volumes.
Other operations and maintenance expenses increased $26 million in 2015 compared with 2014 due primarily to an increase in energy services costs ($11 million), other general operating expenses ($11 million) and business development costs ($4 million).
Depreciation and maintenance expense increased $3 million in 2015 compared with 2014 due primarily to an increase in solar electric production projects in operation during 2015.
Gain on sale of solar electric production projects decreased $45 million reflecting the May 2014 sale by Con Edison Development of 50 percent of its membership interest in California Solar (see Note Q to the financial statements in Item 8).
Other Income (Deductions)
Other income (deductions) increased $6 million in 2015 compared to 2014 primarily reflecting income from renewable electric production projects accounted for under the equity method.
Net Interest Expense
Net interest expense increased $19 million in 2015 compared to 2014 due primarily to adjustments in 2014 to accrued interest on taxes relating to the LILO transactions which were terminated in 2013. See “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8.

Income Tax Expense
Income taxes increased $29 million in 2015 compared with 2014 due primarily to higher income before income tax expense, offset in part by higher production tax credits ($5 million) and amortization of investment tax credits ($4 million) in 2015.
Other
For Con Edison, “Other” also includes intercompany eliminations relating to operating revenues and operating expenses.
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
The Companies’ results of operations in 2014 compared with 2013 were:

	CECONY		O&R		Competitive Energy Businesses		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$356	3.4%	$59	7.1%	$148	13.5%	$2	40.0%	$565	4.6%
Purchased power	70	3.5	21	9.7	227	26.4	—	—	318	10.3
Fuel	(35)	(10.9)	—	—	—	—	—	—	(35)	(10.9)
Gas purchased for resale	77	14.5	12	15.8	88	Large	(1)	Large	176	27.7
Other operations and maintenance	138	5.0	16	5.3	3	2.9	—	—	157	5.0
Depreciation and amortization	45	4.8	5	8.9	(4)	(17.4)	1	Large	47	4.6
Taxes, other than income taxes	(18)	(1.0)	(2)	(3.2)	2	11.8	—	—	(18)	(0.9)
Gain on sale of solar electric production projects	—	—	—	—	45	—	—	—	45	—
Operating income (loss)	79	3.8	7	5.8	(123)	Large	2	Large	(35)	(1.6)
Other income less deductions	10	Large	2	Large	20	Large	(3)	Large	29	Large
Net interest expense	16	3.1	(2)	(5.4)	(143)	Large	1	3.8	(128)	(17.8)
Income before income tax expense	73	4.7	11	13.1	40	62.5	(2)	(9.1)	122	7.9
Income tax expense	35	6.7	16	84.2	34	82.9	7	31.8	92	19.3
Net income	$38	3.7%	$(5)	(7.7)%	$6	26.1%	$(9)	Large	$30	2.8%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Year Ended December 31, 2014				For the Year Ended December 31, 2013
(Millions of Dollars)	Electric	Gas	Steam	2014 Total	Electric	Gas	Steam	2013 Total	2014-2013 Variation
Operating revenues	$8,437	$1,721	$628	$10,786	$8,131	$1,616	$683	$10,430	$356
Purchased power	2,036	—	55	2,091	1,974	—	47	2,021	70
Fuel	180	—	105	285	174	—	146	320	(35)
Gas purchased for resale	—	609	—	609	—	532	—	532	77
Other operations and maintenance	2,270	418	185	2,873	2,180	351	204	2,735	138
Depreciation and amortization	781	132	78	991	749	130	67	946	45
Taxes, other than income taxes	1,458	248	92	1,798	1,459	241	116	1,816	(18)
Operating income	$1,712	$314	$113	$2,139	$1,595	$362	$103	$2,060	$79
Electric
CECONY’s results of electric operations for the year ended December 31, 2014 compared with the year ended December 31, 2013 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	Variation
Operating revenues	$8,437	$8,131	$306
Purchased power	2,036	1,974	62
Fuel	180	174	6
Other operations and maintenance	2,270	2,180	90
Depreciation and amortization	781	749	32
Taxes, other than income taxes	1,458	1,459	(1)
Electric operating income	$1,712	$1,595	$117
CECONY’s electric sales and deliveries in 2014 compared with 2013 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2014	December 31, 2013	Variation	Percent Variation		December 31, 2014	December 31, 2013	Variation	Percent Variation
Residential/Religious (b)	9,868	10,273	(405)	(3.9)%		$2,847	$2,773	$74	2.7%
Commercial/Industrial	9,834	9,776	58	0.6		2,176	2,013	163	8.1
Retail choice customers	26,221	26,574	(353)	(1.3)		2,646	2,683	(37)	(1.4)
NYPA, Municipal Agency and other sales	10,380	10,295	85	0.8		625	615	10	1.6
Other operating revenues (c)	—	—	—	—		143	47	96	Large
Total	56,303	56,918	(615)	(1.1)%	(d)	$8,437	$8,131	$306	3.8%

(a)
Revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which, delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved.

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
Gas
CECONY’s results of gas operations for the year ended December 31, 2014 compared with the year ended December 31, 2013 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	Variation
Operating revenues	$1,721	$1,616	$105
Gas purchased for resale	609	532	77
Other operations and maintenance	418	351	67
Depreciation and amortization	132	130	2
Taxes, other than income taxes	248	241	7
Gas operating income	$314	$362	$(48)
CECONY’s gas sales and deliveries, excluding off-system sales, in 2014 compared with 2013 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2014	December 31, 2013	Variation	Percent Variation		December 31, 2014	December 31, 2013	Variation	Percent Variation
Residential	46,661	38,872	7,789	20.0%		$782	$720	$62	8.6%
General	28,969	28,135	834	3.0		359	339	20	5.9
Firm transportation	68,731	61,139	7,592	12.4		453	414	39	9.4
Total firm sales and transportation	144,361	128,146	16,215	12.7	(b)	1,594	1,473	121	8.2
Interruptible sales (c)	10,498	10,900	(402)	(3.7)		91	69	22	31.9
NYPA	47,548	48,682	(1,134)	(2.3)		2	2	—	—
Generation plants	82,146	62,764	19,382	30.9		30	26	4	15.4
Other	22,866	24,615	(1,749)	(7.1)		40	45	(5)	(11.1)
Other operating revenues (d)	—	—	—	—		(36)	1	(37)	Large
Total	307,419	275,107	32,312	11.7%		$1,721	$1,616	$105	6.5%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

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
Steam
CECONY’s results of steam operations for the year ended December 31, 2014 compared with the year ended December 31, 2013 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	Variation
Operating revenues	$628	$683	$(55)
Purchased power	55	47	8
Fuel	105	146	(41)
Other operations and maintenance	185	204	(19)
Depreciation and amortization	78	67	11
Taxes, other than income taxes	92	116	(24)
Steam operating income	$113	$103	$10
CECONY’s steam sales and deliveries in 2014 compared with 2013 were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Years Ended					For the Years Ended
Description	December 31, 2014	December 31, 2013	Variation	Percent Variation		December 31, 2014	December 31, 2013	Variation	Percent Variation
General	594	547	47	8.6%		$30	$31	$(1)	(3.2)%
Apartment house	6,574	6,181	393	6.4		180	187	(7)	(3.7)
Annual power	15,848	15,195	653	4.3		469	491	(22)	(4.5)
Other operating revenues (a)	—	—	—	—		(51)	(26)	(25)	96.2
Total	23,016	21,923	1,093	5.0%	(b)	$628	$683	$(55)	(8.0)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

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
Taxes, Other Than Income Taxes
At $1.8 billion, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

	For the Years Ended December 31,
(Millions of Dollars)	2014		2013		Variation
Property taxes	$1,406		$1,408		$(2)
State and local taxes related to revenue receipts	332		328		4
Payroll taxes	65		63		2
Other taxes	(5)	(a)	17		(22)
Total	$1,798	(b)	$1,816	(b)	$(18)

(a)	Includes a sales and use tax refund of $15 million.

(b)	Including sales tax on customers’ bills, total taxes other than income taxes in 2014 and 2013 were $2,267 million and $2,255 million, respectively.
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
O&R

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
(Millions of Dollars)	Electric	Gas	2014 Total	Electric	Gas	2013 Total	2014-2013 Variation
Operating revenues	$680	$212	$892	$628	$205	$833	$59
Purchased power	238	—	238	217	—	217	21
Gas purchased for resale	—	88	88	—	76	76	12
Other operations and maintenance	251	67	318	238	64	302	16
Depreciation and amortization	46	15	61	41	15	56	5
Taxes, other than income taxes	43	17	60	45	17	62	(2)
Operating income	$102	$25	$127	$87	$33	$120	$7
Electric
O&R’s results of electric operations for the year ended December 31, 2014 compared with the year ended December 31, 2013 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	Variation
Operating revenues	$680	$628	$52
Purchased power	238	217	21
Other operations and maintenance	251	238	13
Depreciation and amortization	46	41	5
Taxes, other than income taxes	43	45	(2)
Electric operating income	$102	$87	$15

O&R’s electric sales and deliveries in 2014 compared with 2013 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2014	December 31, 2013	Variation	Percent Variation		December 31, 2014	December 31, 2013	Variation	Percent Variation
Residential/Religious (b)	1,515	1,580	(65)	(4.1)%		$307	$287	$20	7.0%
Commercial/Industrial	812	871	(59)	(6.8)		136	129	7	5.4
Retail choice customers	3,240	3,166	74	2.3		207	192	15	7.8
Public authorities	102	104	(2)	(1.9)		12	11	1	9.1
Other operating revenues (c)	—	—	—	—		18	9	9	Large
Total	5,669	5,721	(52)	(0.9)%	(d)	$680	$628	$52	8.3%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

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
Gas
O&R’s results of gas operations for the year ended December 31, 2014 compared with the year ended December 31, 2013 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	Variation
Operating revenues	$212	$205	$7
Gas purchased for resale	88	76	12
Other operations and maintenance	67	64	3
Depreciation and amortization	15	15	—
Taxes, other than income taxes	17	17	—
Gas operating income	$25	$33	$(8)

O&R’s gas sales and deliveries, excluding off-system sales, in 2014 compared with 2013 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2014	December 31, 2013	Variation	Percent Variation		December 31, 2014	December 31, 2013	Variation	Percent Variation
Residential	7,786	7,253	533	7.3%		$101	$97	$4	4.1%
General	1,743	1,555	188	12.1		20	18	2	11.1
Firm transportation	12,592	12,062	530	4.4		75	77	(2)	(2.6)
Total firm sales and transportation	22,121	20,870	1,251	6.0	(b)	196	192	4	2.1
Interruptible sales	4,216	4,118	98	2.4		2	3	(1)	(33.3)
Generation plants	70	19	51	Large		1	—	1	Large
Other	945	885	60	6.8		—	—	—	—
Other gas revenues	—	—	—	—		13	10	3	30.0
Total	27,352	25,892	1,460	5.6%		$212	$205	$7	3.4%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

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
Taxes, Other Than Income Taxes
Taxes, other than income taxes, decreased $2 million in 2014 compared with 2013. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2014		2013		Variation
Property taxes	$44		$43		$1
State and local taxes related to revenue receipts	9		12		(3)
Payroll taxes	7		7		—
Total	$60	(a)	$62	(a)	$(2)

(a)	Including sales tax on customers’ bills, total taxes other than income taxes in 2014 and 2013 were $86 million and $87 million, respectively.

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

Competitive Energy Businesses
The competitive energy businesses’ results of operations for the year ended December 31, 2014 compared with the year ended December 31, 2013 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013	Variation
Operating revenues	$1,244	$1,096	$148
Purchased power	1,088	861	227
Gas purchased for resale	115	27	88
Other operations and maintenance	108	105	3
Depreciation and amortization	19	23	(4)
Taxes, other than income taxes	19	17	2
(Gain) on sale of solar electric production projects	(45)	—	(45)
Operating income (loss)	$(60)	$63	$(123)
Operating revenues increased $148 million in 2014 compared with 2013, due primarily to higher wholesale and electric retail revenues ($125 million) and the impact of the LILO transactions ($27 million, see “Lease In/Lease Out Transactions” in Note J to the financial statements in Item 8). Wholesale revenues increased $80 million in 2014 as compared to 2013 due to higher sales volume. Electric retail revenues increased $45 million due to higher unit prices ($64 million), offset by lower sales volumes ($19 million). Solar revenues decreased $14 million in 2014 as compared with 2013 primarily due to Con Edison Development’s sale of 50 percent of its membership interest in CED California Holdings Financing I, LLC (California Solar – see Note Q to the financial statements in Item 8). Net mark-to-market values decreased $202 million in 2014 as compared with 2013, of which $206 million in losses are reflected in purchased power expenses and $4 million in gains are reflected in revenues. Other revenues increased $6 million in 2014 as compared with 2013, due primarily to higher energy services revenues.
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
Other
For Con Edison, “Other” also includes intercompany eliminations relating to operating revenues and operating expenses.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.
The principal factors affecting Con Edison’s liquidity are its investments in the Utilities and the competitive energy businesses, the dividends it pays to its shareholders and the dividends it receives from the Utilities and cash flows from financing activities discussed below.
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
Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:
Con Edison

(Millions of Dollars)	2015	2014	Variance 2015 vs. 2014	2013	Variance 2014 vs. 2013
Operating activities	$3,277	$2,831	$446	$2,552	$279
Investing activities	(3,657)	(2,759)	(898)	(2,659)	(100)
Financing activities	629	(47)	676	387	(434)
Net change for the period	249	25	224	280	(255)
Balance at beginning of period	699	674	25	394	280
Balance at end of period	948	699	249	674	25
Less: Held for sale	4	—	4	—	—
Balance at the end of the period excluding held for sale	$944	$699	$245	$674	$25
CECONY

(Millions of Dollars)	2015	2014	Variance 2015 vs. 2014	2013	Variance 2014 vs. 2013
Operating activities	$2,819	$2,430	$389	$2,643	$(213)
Investing activities	(2,638)	(2,304)	(334)	(2,417)	113
Financing activities	17	(114)	131	54	(168)
Net change for the period	198	12	186	280	(268)
Balance at beginning of period	645	633	12	353	280
Balance at end of period	$843	$645	$198	$633	$12
Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is affected primarily by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote distributed energy resources. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but generally not net income. See Note B to the financial statements in Item 8. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.
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
Net cash flows from operating activities in 2015 for Con Edison and CECONY were $446 million and $389 million higher, respectively, than in 2014. The increase in net cash flows for Con Edison and CECONY reflect primarily lower income taxes paid, net of refunds received in 2015 ($669 million and $585 million, respectively), offset in part by increased pension contributions ($172 million and $159 million, respectively) in 2015. The amount and timing of income tax payments and refunds received reflect, among other things, the extension of bonus depreciation tax provisions. See Note L to the financial statements in Item 8. For information about the Companies' pension contributions, see Note E to the financial statements in Item 8.
Net cash flows from operating activities in 2014 for Con Edison and CECONY were $279 million higher and $213 million lower, respectively, than in 2013. The increase in net cash flows for Con Edison reflects primarily the decreased pension contributions ($303 million) in 2014. The decrease in net cash flows for CECONY reflects higher income tax payments ($585 million) in 2014, offset in part by decreased pension contributions ($286 million) in 2014.
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
Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $898 million and $334 million higher, respectively, in 2015 than in 2014. The changes for Con Edison and CECONY reflect increased utility construction expenditures in 2015 ($323 million and $316 million, respectively). In addition, the change for Con Edison reflects primarily increased non-utility construction expenditures related to renewable electric production projects ($312 million), the proceeds from sale relating to its solar electric production projects in 2014 ($108 million, see Note Q to the financial statements in Item 8) and increased other investing activities ($82 million, representing primarily a note receivable related to Panoche Valley, see Note Q to the financial statements in Item 8).
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
Cash Flows From Financing Activities
Net cash flows from financing activities in 2015 for Con Edison and CECONY were $676 million and $131 million higher, respectively, than in 2014. Net cash flows from financing activities in 2014 for Con Edison and CECONY were $434 million and $168 million lower, respectively, than in 2013.
Net cash flows from financing activities during the years ended December 31, 2015, 2014 and 2013 reflect the following CECONY transactions:
2015

•	Issued $650 million of 4.50 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes; and

•	Redeemed at maturity $350 million of 5.375 percent 10-year debentures.

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
Con Edison's net cash flows from financing activities during the year ended December 31, 2015 also reflect the following O&R transactions:
2015

•
Issued $120 million of 4.95 percent 30-year debentures and $100 million of 4.69 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes;

•	Redeemed at maturity $40 million of 5.30 percent 10-year debentures;

•	Redeemed at maturity $55 million of 2.50 percent 5-year debentures; and

•	Redeemed at maturity $44 million of variable rate tax-exempt 20-year debt.

O&R had no issuances of long-term debt in 2014 and 2013.

In 2015, a Con Edison Development subsidiary issued $118 million aggregate principal amount of 3.94 percent Senior Notes maturing in 2036 and another subsidiary issued $159 million aggregate principal amount of 4.53 percent Senior Notes maturing in 2040. In 2013, a Con Edison Development subsidiary issued $219 million aggregate principal amount of 4.78 percent senior notes secured by certain of the company’s California solar electric production projects. The notes have a weighted average life of 15 years and final maturity of 2037. In 2014, the company sold a 50 percent interest in the subsidiary. See Note Q to the financial statements in Item 8.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2015, 2014 and 2013 and the average daily balances for 2015, 2014 and 2013 for Con Edison and CECONY were as follows:

	2015		2014		2013
(Millions of Dollars, except Weighted Average Yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$1,529	$823	$801	$899	$1,451	$901
CECONY	$1,033	$379	$451	$765	$1,210	$598
Weighted average yield	0.7%	0.4%	0.4%	0.2%	0.2%	0.3%
Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.
Capital Requirements and Resources
For information about capital requirements, contractual obligations and capital resources, see “Capital Requirements and Resources” in Item 1.

Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at December 31, 2015, compared with December 31, 2014.

	Con Edison	CECONY
(Millions of Dollars)	2015 vs. 2014 Variance	2015 vs. 2014 Variance
Assets
Non-utility property, less accumulated depreciation	$444	—
Assets held for sale	157	—
Regulatory asset – Unrecognized pension and other postretirement costs	(970)	$(912)
Liabilities
Deferred income taxes and investment tax credits	$589	$592
Liabilities held for sale	89	—
Pension and retiree benefits	(1,003)	(928)
Non-Utility Property, Less Accumulated Depreciation
The increase in non-utility property, less accumulated depreciation, for Con Edison reflects the purchase of interests in, and construction expenditures for, renewable electric production projects. See "Competitive Energy Businesses - Con Edison Development" and "Capital Requirements and Resources - Capital Requirements" in Item 1.
Assets Held for Sale and Liabilities Held for Sale
The increase in assets held for sale and liabilities held for sale reflects Con Edison's plan to sell the retail electric supply business of its competitive energy businesses and O&R's entry into an agreement to sell Pike. See Note U to the financial statements in Item 8.
Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits
The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the amortization of accounting costs during the year. The change in the regulatory assets also reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2015, in accordance with the accounting rules for retirement benefits. The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2015. See Notes B, E and F to the financial statements in Item 8.
Deferred Income Taxes and Investment Tax Credits
The increase in the liability for deferred income taxes and investment tax credits reflects primarily accelerated tax deductions for plant, as well as investment tax credits primarily related to Con Edison's renewable electric production projects at its competitive energy businesses. See Note L to the financial statements in Item 8.
Off-Balance Sheet Arrangements
None of the Companies' interests in variable interest entities (VIEs) meet the SEC definition of off-balance sheet arrangements. For information regarding the Companies’ VIEs, see Note Q to the financial statements in Item 8.
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
Application of Critical Accounting Policies
The Companies’ financial statements reflect the application of their accounting policies, which conform to accounting principles generally accepted in the United States of America. The Companies’ critical accounting policies include industry-specific accounting applicable to regulated public utilities and accounting for pensions and other postretirement benefits, contingencies, long-lived assets, goodwill, derivative instruments and leases.
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
In the event that regulatory assets of the Utilities were no longer probable of recovery, as required by the accounting rules for regulated operations, these regulatory assets would be charged to earnings. At December 31, 2015, the regulatory assets for Con Edison and CECONY were $8,228 million and $7,603 million, respectively.
Accounting for Pensions and Other Postretirement Benefits
The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison’s competitive energy businesses also provide such benefits to certain of their employees. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2015, 2014 and 2013.
The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa or higher by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.
In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.
The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2016 are decreases, compared with 2015, in their pension and other postretirement benefits costs of $266 million and $251 million, respectively.

The following table illustrates the effect on 2016 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25)%	$58	$3	$61
CECONY	(0.25)%	$54	$2	$56
Expected return on plan assets
Con Edison	(0.25)%	$29	$2	$31
CECONY	(0.25)%	$28	$2	$30
Health care trend rate
Con Edison	1.00%	$—	$(3)	$(3)
CECONY	1.00%	$—	$(7)	$(7)
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25)%	$560	$36	$596
CECONY	(0.25)%	$528	$29	$557
Health care trend rate
Con Edison	1.00%	$—	$(18)	$(18)
CECONY	1.00%	$—	$(37)	$(37)
A 5.0 percentage point variation in the actual annual return in 2016, as compared with the expected annual asset return of 7.80 percent, would change pension and other postretirement benefit costs for Con Edison and CECONY by approximately $38 million and $36 million, respectively, in 2017.
Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R and the competitive energy businesses make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.
The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate plans. The Companies were not required to make cash contributions to the pension plan in 2015 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the pension plan in 2015 of $697 million and $53 million, respectively. In 2016, CECONY and O&R expect to make contributions to the pension plan of $469 million and $38 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.
Accounting for Contingencies
The accounting rules for contingencies apply to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Known material contingencies, which are described in the notes to the financial statements, include certain regulatory matters (Note B), the Utilities’ responsibility for hazardous substances, such as asbestos, PCBs and coal tar that have been used or generated in the course of operations (Note G), and other contingencies (Note H). In accordance with the accounting rules, the Companies have accrued estimates of losses relating to the contingencies as to which loss is probable and can be reasonably estimated and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.
The Utilities generally recover costs for asbestos lawsuits, workers’ compensation and environmental remediation pursuant to their current rate plans. Changes during the terms of the rate plans to the amounts accrued for these contingencies would not impact earnings.

Accounting for Long-Lived Assets
The accounting rules for property, plant and equipment require that certain long-lived assets must be tested for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The carrying amount of a long-lived asset is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Under the accounting rules, an impairment loss is recognized if the carrying amount is not recoverable from such cash flows, and exceeds its fair value, which approximates market value. In 2015, Con Edison recorded a $5 million impairment charge on Pike assets held for sale. See Note U to the financial statements in Item 8. No impairment charges on long-lived assets were recognized in 2014 and 2013.
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
Goodwill was $429 million at December 31, 2015, which consists of $406 million related to the O&R merger and $23 million related to two energy services companies acquired by Con Edison Solutions and a gas storage company acquired by Con Edison Development. The most recent tests, which were performed during 2015, did not require any second-step assessment and did not result in any impairment. Con Edison's most significant assumptions surrounding the goodwill impairment tests relate to the estimates of reporting unit fair values. The company estimated fair values based primarily on discounted cash flows and on market values for a proxy group of companies. Estimates of future cash flows, projected growth rates and discount rates inherent in the cash flow estimates for the energy services companies and gas storage company may vary significantly from actual results, which could result in a future impairment of goodwill.
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
Accounting for Leases
The Companies apply the accounting rules for leases and other related pronouncements to their leasing transactions. In accordance with the accounting rules, Con Edison accounted for Con Edison Development’s two “Lease In/Lease Out” or LILO transactions as leveraged leases. In 2013, a court disallowed tax losses claimed by Con Edison relating to Con Edison Development’s LILO transactions and the company subsequently terminated the transactions, resulting in charges to earnings of $95 million (after taxes of $63 million) and $1 million in 2013 and 2014, respectively. The transactions had an immaterial impact to earnings in 2015. See Notes J and L to the financial statements in Item 8.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk
The Companies' interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at December 31, 2015, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million. Under CECONY’s current gas, steam and electric rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.
Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note O to the financial statements in Item 8.
Con Edison estimates that, as of December 31, 2015, a 10 percent decline in market prices would result in a decline in fair value of $91 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $82 million is for CECONY and $9 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.
Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the years ended December 31, 2015 and 2014, respectively, was as follows:

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

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits,” above and Notes E and F to the financial statements in Item 8. The Companies’ current investment policy for pension plan assets includes investment targets of 55 to 65 percent equities and 35 to 45 percent fixed income and other securities. At December 31, 2015, the pension plan investments consisted of 57 percent equity and 43 percent fixed income and other securities.
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

Supplementary Financial Information
Selected Quarterly Financial Data for the years ended December 31, 2015 and 2014 (Unaudited)

	2015
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,616	$2,788	$3,443	$2,707
Operating income	726	472	830	399
Net income	370	219	428	176
Basic earnings per share	$1.26	$0.75	$1.46	$0.60
Diluted earnings per share	$1.26	$0.74	$1.45	$0.60

	2014
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,789	$2,911	$3,390	$2,829
Operating income	685	455	819	250
Net income (a)	361	212	436	81
Basic earnings per share	$1.23	$0.73	$1.49	$0.28
Diluted earnings per share	$1.23	$0.72	$1.48	$0.28

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

	2015
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$3,010	$2,283	$2,829	$2,206
Operating income	684	460	745	358
Net income	348	211	375	149

	2014
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$3,204	$2,436	$2,838	$2,308
Operating income	643	386	756	354
Net income	334	172	399	153
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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2015, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy
John McAvoy
Chairman, President and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 18, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Consolidated Edison, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries (the Company) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 18, 2016

Consolidated Edison, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2015	2014	2013
OPERATING REVENUES
Electric	$8,832	$9,114	$8,756
Gas	1,709	1,933	1,821
Steam	629	628	683
Non-utility	1,384	1,244	1,094
TOTAL OPERATING REVENUES	12,554	12,919	12,354
OPERATING EXPENSES
Purchased power	2,973	3,417	3,099
Fuel	248	285	320
Gas purchased for resale	495	811	635
Other operations and maintenance	3,344	3,294	3,137
Depreciation and amortization	1,130	1,071	1,024
Taxes, other than income taxes	1,937	1,877	1,895
TOTAL OPERATING EXPENSES	10,127	10,755	10,110
Gain on sale of solar electric production projects	—	45	—
OPERATING INCOME	2,427	2,209	2,244
OTHER INCOME (DEDUCTIONS)
Investment and other income	35	54	24
Allowance for equity funds used during construction	5	2	4
Other deductions	(16)	(14)	(15)
TOTAL OTHER INCOME	24	42	13
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,451	2,251	2,257
INTEREST EXPENSE
Interest on long-term debt	632	587	578
Other interest	24	5	143
Allowance for borrowed funds used during construction	(3)	(1)	(2)
NET INTEREST EXPENSE	653	591	719
INCOME BEFORE INCOME TAX EXPENSE	1,798	1,660	1,538
INCOME TAX EXPENSE	605	568	476
NET INCOME	$1,193	$1,092	$1,062
Net income per common share — basic	$4.07	$3.73	$3.62
Net income per common share — diluted	$4.05	$3.71	$3.61
DIVIDENDS DECLARED PER COMMON SHARE	$2.60	$2.52	$2.46
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC (IN MILLIONS)	293.0	292.9	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED (IN MILLIONS)	294.4	294.0	294.4
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
NET INCOME	$1,193	$1,092	$1,062
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	11	(20)	28
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	11	(20)	28
COMPREHENSIVE INCOME	$1,204	$1,072	$1,090
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
OPERATING ACTIVITIES
Net Income	$1,193	$1,092	$1,062
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,130	1,071	1,024
Deferred income taxes	653	518	40
Rate case amortization and accruals	(52)	121	21
Common equity component of allowance for funds used during construction	(5)	(2)	(4)
Net derivative (gains)/losses	3	128	(74)
Pre-tax gains on termination of LILO transactions	—	—	(95)
Pre-tax gain on sale of solar electric production projects	—	(45)	—
Other non-cash items, net	77	(35)	91
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	96	44	(29)
Special deposits	5	312	(257)
Materials and supplies, including fuel oil and gas in storage	22	(10)	(33)
Other receivables and other current assets	(32)	4	34
Income taxes receivable	58	(224)	—
Prepayments	(14)	(27)	23
Accounts payable	(79)	(9)	(118)
Pensions and retiree benefits obligations, net	756	822	829
Pensions and retiree benefits contributions	(756)	(584)	(887)
Accrued taxes	(10)	(404)	314
Accrued interest	4	(113)	96
Superfund and environmental remediation costs, net	22	28	(4)
Distributions from equity investments	31	—	—
Deferred charges, noncurrent assets and other regulatory assets	(111)	(361)	(162)
Deferred credits and other regulatory liabilities	182	498	637
Other current and noncurrent liabilities	104	7	44
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,277	2,831	2,552
INVESTING ACTIVITIES
Utility construction expenditures	(2,562)	(2,239)	(2,339)
Cost of removal less salvage	(219)	(216)	(217)
Non-utility construction expenditures	(492)	(180)	(199)
Investments in/acquisitions of renewable electric production projects	(299)	(293)	(175)
Proceeds from grants related to solar electric production projects	—	36	93
Proceeds from sale of solar electric production projects	—	108	—
Restricted cash	(13)	15	(22)
Proceeds from the termination of LILO transactions	—	—	200
Other investing activities	(72)	10	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,657)	(2,759)	(2,659)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	729	(651)	912
Issuance of long-term debt	1,147	1,850	919
Retirement of long-term debt	(500)	(480)	(709)
Debt issuance costs	(15)	(17)	(6)
Common stock dividends	(733)	(739)	(721)
Issuance of common shares for stock plans, net of repurchases	1	(10)	(8)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	629	(47)	387
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	249	25	280
BALANCE AT BEGINNING OF PERIOD	699	674	394
BALANCE AT END OF PERIOD	948	699	674
LESS: HELD FOR SALE	4	—	—
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$944	$699	$674
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$597	$561	$574
Income taxes	$(36)	$633	$69
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$279	$179	$174
Issuance of common shares for dividend reinvestment	$28	$11	$10
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$944	$699
Special deposits	3	8
Accounts receivable — customers, less allowance for uncollectible accounts of $85 and $96 in 2015 and 2014, respectively	1,052	1,201
Other receivables, less allowance for uncollectible accounts of $11 and $10 in 2015 and 2014, respectively	304	133
Income taxes receivable	166	224
Accrued unbilled revenue	360	500
Fuel oil, gas in storage, materials and supplies, at average cost	350	372
Prepayments	177	163
Regulatory assets	132	138
Assets held for sale	157	—
Other current assets	191	278
TOTAL CURRENT ASSETS	3,836	3,716
INVESTMENTS	884	816
UTILITY PLANT, AT ORIGINAL COST
Electric	26,358	25,091
Gas	6,858	6,102
Steam	2,336	2,251
General	2,622	2,465
TOTAL	38,174	35,909
Less: Accumulated depreciation	8,044	7,614
Net	30,130	28,295
Construction work in progress	1,003	1,031
NET UTILITY PLANT	31,133	29,326
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $95 and $91 in 2015 and 2014, respectively	832	388
Construction work in progress	244	113
NET PLANT	32,209	29,827
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $4 in 2015 and 2014	2	3
Regulatory assets	8,096	9,142
Other deferred charges and noncurrent assets	186	138
TOTAL OTHER NONCURRENT ASSETS	8,713	9,712
TOTAL ASSETS	$45,642	$44,071
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$739	$560
Notes payable	1,529	800
Accounts payable	1,008	1,035
Customer deposits	354	344
Accrued taxes	62	72
Accrued interest	136	132
Accrued wages	97	95
Fair value of derivative liabilities	66	64
Regulatory liabilities	115	163
Liabilities held for sale	89	—
Other current liabilities	525	492
TOTAL CURRENT LIABILITIES	4,720	3,757
NONCURRENT LIABILITIES
Provision for injuries and damages	185	182
Pensions and retiree benefits	2,911	3,914
Superfund and other environmental costs	765	764
Asset retirement obligations	242	188
Fair value of derivative liabilities	39	13
Deferred income taxes and unamortized investment tax credits	9,537	8,948
Regulatory liabilities	1,977	1,993
Other deferred credits and noncurrent liabilities	199	181
TOTAL NONCURRENT LIABILITIES	15,855	16,183
LONG-TERM DEBT	12,006	11,546
EQUITY
Common shareholders’ equity	13,052	12,576
Noncontrolling interest	9	9
TOTAL EQUITY (See Statement of Equity)	13,061	12,585
TOTAL LIABILITIES AND EQUITY	$45,642	$44,071
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Statement of Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
	Shares	Amount			Shares	Amount				Total
BALANCE AS OF DECEMBER 31, 2012	293	$32	$4,991	$7,997	23	$(1,037)	$(61)	$(53)		$11,869
Net income				1,062						1,062
Common stock dividends				(721)						(721)
Issuance of common shares for stock plans, net of repurchases	—		4		—	3				7
Other comprehensive income								28		28
BALANCE AS OF DECEMBER 31, 2013	293	$32	$4,995	$8,338	23	$(1,034)	$(61)	$(25)	$—	$12,245
Net income				1,092						1,092
Common stock dividends				(739)						(739)
Issuance of common shares for stock plans, net of repurchases	—		(4)		—	2				(2)
Other comprehensive loss								(20)		(20)
Noncontrolling interest									9	9
BALANCE AS OF DECEMBER 31, 2014	293	$32	$4,991	$8,691	23	$(1,032)	$(61)	$(45)	$9	$12,585
Net income				1,193						1,193
Common stock dividends				(761)						(761)
Issuance of common shares for stock plans, net of repurchases	—		39		—	(6)				33
Other comprehensive income								11		11
Noncontrolling interest									—	—
BALANCE AS OF DECEMBER 31, 2015	293	$32	$5,030	$9,123	23	$(1,038)	$(61)	$(34)	$9	$13,061
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(In Millions)	2015	2014	2015	2014
TOTAL EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE LOSS	293	293	$13,086	$12,621
Pension plan liability adjustments, net of taxes			(31)	(42)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(34)	(45)
Equity			13,052	12,576
Noncontrolling interest			9	9
TOTAL EQUITY (See Statement of Equity)			$13,061	$12,585
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2015	2014
DEBENTURES:
2015	5.375%	2005C	$—	$350
2015	5.30	2005A	—	40
2015	2.50	2010A	—	55
2016	5.45	2006A	75	75
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	600
2018	6.15	2008A	50	50
2018	7.125	2008C	600	600
2019	4.96	2009A	60	60
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2024	3.30	2014B	250	250
2027	6.50	1997F	80	80
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	6.00	2009B	60	60
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2040	5.50	2010B	115	115
2042	4.20	2012A	400	400
2043	3.95	2013A	700	700
2044	4.45	2014A	850	850
2045	4.50	2015A	650	—
2045	4.95	2015A	120	—
2045	4.69	2015B	100	—
2054	4.625	2014C	750	750
TOTAL DEBENTURES			11,110	10,685
TRANSITION BONDS:
2019*	5.22%	2004-1	14	18
TOTAL TRANSITION BONDS			14	18

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2015	2014
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds**:
2015	—	1995***	—	44
2032	0.42%	2004B Series 1	127	127
2034	0.34	1999A	293	293
2035	0.44	2004B Series 2	20	20
2036	0.27	2001B	98	98
2036	0.01	2010A	225	225
2039	0.36	2004A	98	98
2039	0.01	2004C	99	99
2039	0.01	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,086	1,130
Other long-term debt			648	380
Unamortized debt expense			(91)	(85)
Unamortized debt discount			(22)	(22)
TOTAL			12,745	12,106
Less: Long-term debt due within one year			739	560
TOTAL LONG-TERM DEBT			12,006	11,546
TOTAL CAPITALIZATION			$25,058	$24,122
 *    The final date to pay the entire remaining unpaid principal balance, if any, of all outstanding bonds is May 17, 2021.
**    Rates are to be reset weekly or by auction held every 35 days; December 31, 2015 rates shown.
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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2015, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy
John McAvoy
Chairman and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 18, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Stockholder of Consolidated Edison Company of New York, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries (the Company) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 18, 2016

Consolidated Edison Company of New York, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
OPERATING REVENUES
Electric	$8,172	$8,437	$8,131
Gas	1,527	1,721	1,616
Steam	629	628	683
TOTAL OPERATING REVENUES	10,328	10,786	10,430
OPERATING EXPENSES
Purchased power	1,719	2,091	2,021
Fuel	248	285	320
Gas purchased for resale	337	609	532
Other operations and maintenance	2,881	2,873	2,735
Depreciation and amortization	1,040	991	946
Taxes, other than income taxes	1,856	1,798	1,816
TOTAL OPERATING EXPENSES	8,081	8,647	8,370
OPERATING INCOME	2,247	2,139	2,060
OTHER INCOME (DEDUCTIONS)
Investment and other income	5	22	11
Allowance for equity funds used during construction	4	1	2
Other deductions	(14)	(12)	(12)
TOTAL OTHER INCOME (DEDUCTIONS)	(5)	11	1
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,242	2,150	2,061
INTEREST EXPENSE
Interest on long-term debt	567	523	511
Other interest	19	15	11
Allowance for borrowed funds used during construction	(2)	(1)	(1)
NET INTEREST EXPENSE	584	537	521
INCOME BEFORE INCOME TAX EXPENSE	1,658	1,613	1,540
INCOME TAX EXPENSE	574	555	520
NET INCOME	$1,084	$1,058	$1,020
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
NET INCOME	$1,084	$1,058	$1,020
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	2	(5)	3
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	2	(5)	3
COMPREHENSIVE INCOME	$1,086	$1,053	$1,023
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$1,084	$1,058	$1,020
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,040	991	946
Deferred income taxes	449	331	222
Rate case amortization and accruals	(74)	102	10
Common equity component of allowance for funds used during construction	(4)	(1)	(2)
Other non-cash items, net	(27)	(33)	(80)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	87	59	(15)
Materials and supplies, including fuel oil and gas in storage	24	(12)	(15)
Other receivables and other current assets	38	48	(30)
Accounts receivables from affiliated companies	(58)	(13)	(58)
Prepayments	13	(24)	(21)
Accounts payable	(51)	(57)	(81)
Accounts payable to affiliates	(11)	(22)	23
Pensions and retiree benefits obligations, net	714	742	803
Pensions and retiree benefits contributions	(703)	(544)	(830)
Superfund and environmental remediation costs, net	19	32	(4)
Accrued taxes	3	—	9
Accrued taxes to affiliated companies	(8)	(403)	198
Accrued interest	1	(22)	6
Deferred charges, noncurrent assets and other regulatory assets	(150)	(334)	(148)
Deferred credits and other regulatory liabilities	379	475	666
Other current and noncurrent liabilities	54	57	24
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,819	2,430	2,643
INVESTING ACTIVITIES
Utility construction expenditures	(2,410)	(2,094)	(2,207)
Cost of removal less salvage	(212)	(210)	(210)
Restricted cash	(16)	—	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,638)	(2,304)	(2,417)
FINANCING ACTIVITIES
Net Issuance/(payment) of short-term debt	583	(760)	789
Issuance of long-term debt	650	1,850	700
Retirement of long-term debt	(350)	(475)	(700)
Debt issuance costs	(7)	(17)	(7)
Capital contribution by parent	13	—	—
Dividend to parent	(872)	(712)	(728)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	17	(114)	54
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	198	12	280
BALANCE AT BEGINNING OF PERIOD	645	633	353
BALANCE AT END OF PERIOD	$843	$645	$633
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest	$554	$504	$500
Income taxes	$163	$748	$163
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$210	$151	$116
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$843	$645
Special deposits	2	2
Accounts receivable – customers, less allowance for uncollectible accounts of $80 and $90 in 2015 and 2014, respectively	987	1,064
Other receivables, less allowance for uncollectible accounts of $11 and $8 in 2015 and 2014, respectively	70	71
Accrued unbilled revenue	327	384
Accounts receivable from affiliated companies	190	132
Fuel oil, gas in storage, materials and supplies, at average cost	288	312
Prepayments	113	126
Regulatory assets	121	132
Other current assets	131	158
TOTAL CURRENT ASSETS	3,072	3,026
INVESTMENTS	286	271
UTILITY PLANT AT ORIGINAL COST
Electric	24,828	23,599
Gas	6,191	5,469
Steam	2,336	2,251
General	2,411	2,265
TOTAL	35,766	33,584
Less: Accumulated depreciation	7,378	6,970
Net	28,388	26,614
Construction work in progress	922	971
NET UTILITY PLANT	29,310	27,585
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2015 and 2014	5	5
NET PLANT	29,315	27,590
OTHER NONCURRENT ASSETS
Regulatory assets	7,482	8,457
Other deferred charges and noncurrent assets	75	99
TOTAL OTHER NONCURRENT ASSETS	7,557	8,556
TOTAL ASSETS	$40,230	$39,443
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$650	$350
Notes payable	1,033	450
Accounts payable	771	802
Accounts payable to affiliated companies	12	23
Customer deposits	339	330
Accrued taxes	49	46
Accrued taxes to affiliated companies	2	10
Accrued interest	118	117
Accrued wages	88	84
Fair value of derivative liabilities	50	48
Regulatory liabilities	84	118
Other current liabilities	443	415
TOTAL CURRENT LIABILITIES	3,639	2,793
NONCURRENT LIABILITIES
Provision for injuries and damages	178	176
Pensions and retiree benefits	2,565	3,493
Superfund and other environmental costs	665	666
Asset retirement obligations	234	185
Fair value of derivative liabilities	36	10
Deferred income taxes and unamortized investment tax credits	8,755	8,163
Regulatory liabilities	1,789	1,837
Other deferred credits and noncurrent liabilities	167	144
TOTAL NONCURRENT LIABILITIES	14,389	14,674
LONG-TERM DEBT	10,787	10,788
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	11,415	11,188
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$40,230	$39,443
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Shareholder’s Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2012	235	$589	$4,234	$6,761	$(962)	$(61)	$(9)	$10,552
Net income				1,020				1,020
Common stock dividend to parent				(728)				(728)
Other comprehensive income							3	3
BALANCE AS OF DECEMBER 31, 2013	235	$589	$4,234	$7,053	$(962)	$(61)	$(6)	$10,847
Net income				1,058				1,058
Common stock dividend to parent				(712)				(712)
Other comprehensive loss							(5)	(5)
BALANCE AS OF DECEMBER 31, 2014	235	$589	$4,234	$7,399	$(962)	$(61)	$(11)	$11,188
Net income				1,084				1,084
Common stock dividend to parent				(872)				(872)
Capital contribution by parent			13					13
Other comprehensive income							2	2
BALANCE AS OF DECEMBER 31, 2015	235	$589	$4,247	$7,611	$(962)	$(61)	$(9)	$11,415
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

	Shares outstanding
	December 31,	December 31,	At December 31,
(In Millions)	2015	2014	2015	2014
TOTAL SHAREHOLDER’S EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE LOSS	235	235	$11,424	$11,199
Pension plan liability adjustments, net of taxes			(6)	(8)
Unrealized gains on derivatives qualified as cash flow hedges, less reclassification adjustment for gains included in net income, net of taxes			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(9)	(11)
TOTAL COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)			$11,415	$11,188
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2015	2014
DEBENTURES:
2015	5.375%	2005C	$—	$350
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	600
2018	7.125	2008C	600	600
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2024	3.30	2014B	250	250
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2042	4.20	2012A	400	400
2043	3.95	2013A	700	700
2044	4.45	2014A	850	850
2045	4.50	2015A	650	—
2054	4.625	2014C	750	750
TOTAL DEBENTURES			10,450	10,150
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2032	0.42%	2004B Series 1	127	127
2034	0.34	1999A	293	293
2035	0.44	2004B Series 2	20	20
2036	0.27	2001B	98	98
2036	0.01	2010A	225	225
2039	0.36	2004A	98	98
2039	0.01	2004C	99	99
2039	0.01	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,086	1,086
Unamortized debt expense			(78)	(76)
Unamortized debt discount			(21)	(22)
TOTAL			11,437	11,138
Less: Long-term debt due within one year			650	350
TOTAL LONG-TERM DEBT			10,787	10,788
TOTAL CAPITALIZATION			$22,202	$21,976
*    Rates are to be reset weekly or by auction held every 35 days; December 31, 2015 rates shown.
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
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania (see Note U) and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a company which sells to retail customers electricity purchased in wholesale markets (see Note U), enters into related hedging transactions and also provides energy-related products and services to retail customers; Consolidated Edison Energy, Inc. (Con Edison Energy), a company that provides energy-related products and services to wholesale customers; and Consolidated Edison Development, Inc. (Con Edison Development), a company that develops, owns and operates renewable and energy infrastructure projects. In addition, in 2014 Con Edison formed Consolidated Edison Transmission LLC (CET Electric) to invest in an electric transmission company. In January 2016, Con Edison transferred CET Electric to another wholly-owned subsidiary of Con Edison, Con Edison Transmission, Inc. (Con Edison Transmission). See information about CET Electric under “Guarantees” in Note H. In January 2016, Con Edison Transmission formed Con Edison Gas Midstream, LLC (CET Gas) to invest in gas transmission projects.
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
Rates used for AFUDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFUDC rates for CECONY were 4.4 percent, 1.6 percent and 4.0 percent for 2015, 2014 and 2013, respectively. The AFUDC rates for O&R were 0.4 percent, 2.6 percent and 5.7 percent for 2015, 2014 and 2013, respectively.
The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rates for CECONY were 3.1 percent, 3.1 percent and 3.2 percent for 2015, 2014 and 2013, respectively. The average depreciation rates for O&R were 3.0 percent, 2.9 percent and 2.8 percent for 2015, 2014 and 2013, respectively.
The estimated lives for utility plant for CECONY range from 5 to 85 years for electric and gas, 5 to 80 years for steam and 5 to 55 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric and gas and 5 to 50 years for general plant.
At December 31, 2015 and 2014, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Electric
Generation	$459	$451	$459	$451
Transmission	3,045	2,956	2,833	2,744
Distribution	17,244	16,361	16,394	15,531
Gas (a)	5,698	5,006	5,196	4,530
Steam	1,849	1,795	1,849	1,795
General	1,758	1,650	1,592	1,498
Held for future use	77	76	65	65
Construction work in progress	1,003	1,031	922	971
Net Utility Plant	$31,133	$29,326	$29,310	$27,585
(a) Primarily distribution.
Under the Utilities’ rate plans, the aggregate annual depreciation allowance in effect at December 31, 2015 was $1,110 million, including $1,050 million under CECONY’s electric, gas and steam rate plans that have been approved by the New York State Public Service Commission (NYSPSC).
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

Goodwill
Con Edison tests goodwill for impairment at least annually. There is an option to first make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying a two-step, quantitative goodwill impairment test. However Con Edison has not elected to perform the qualitative assessment and exclusively applies the two-step quantitative approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill. See Note K.
Impairments
Con Edison evaluates the impairment of long-lived assets, based on projections of undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event an evaluation indicates that such cash flows cannot be expected to be sufficient to fully recover the assets, the assets are written down to their estimated fair value. In 2015, Con Edison recorded a $5 million impairment charge on Pike County Light & Power Company (Pike) assets held for sale. See Note U. No impairment charges on long-lived assets were recognized in 2014 or 2013.
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

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
Con Edison	$354	$365	$354
CECONY	331	343	329
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
Pension and Other Postretirement Benefits
The accounting rules for retirement benefits require an employer to recognize an asset or liability for the overfunded or underfunded status of its pension and other postretirement benefit plans. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. The accounting rules generally require employers to recognize all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income (OCI), net of tax. Such amounts will be adjusted as they are subsequently recognized as components of total periodic benefit cost or income pursuant to the current recognition and amortization provisions.
For the Utilities’ pension and other postretirement benefit plans, regulatory accounting treatment is generally applied in accordance with the accounting rules for regulated operations. Unrecognized prior service costs or credits and unrecognized actuarial gains and losses are recorded to regulatory assets or liabilities, rather than OCI. See Notes E and F.
The total periodic benefit costs are recognized in accordance with the accounting rules for retirement benefits. Investment gains and losses are recognized in expense over a 15-year period and other actuarial gains and losses are recognized in expense over a 10-year period, subject to the deferral provisions in the rate plans.
In accordance with the Statement of Policy issued by the NYSPSC and its current electric, gas and steam rate plans, CECONY defers for payment to or recovery from customers the difference between such expenses and the amounts for such expenses reflected in rates. Generally, O&R also defers such difference pursuant to its rate plans. See Note B.
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

Federal Income Tax
In accordance with the accounting rules for income taxes, the Companies have recorded an accumulated deferred federal income tax liability at current tax rates for temporary differences between the book and tax basis of assets and liabilities. In accordance with rate plans, the Utilities have recovered amounts from customers for a portion of the tax liability they will pay in the future as a result of the reversal or “turn-around” of these temporary differences. As to the remaining tax liability, in accordance with the accounting rules for regulated operations, the Utilities have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. See Notes B and L. In 1993, the NYSPSC issued a Policy Statement approving accounting procedures consistent with the accounting rules for income taxes and providing assurances that these future increases in taxes will be recoverable in rates. See Note L.
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
Research and Development Costs
Generally research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
Con Edison	$23	$22	$18
CECONY	22	20	16
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

Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2015	2014	2013
Net income	$1,193	$1,092	$1,062
Weighted average common shares outstanding – basic	293.0	292.9	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.4	1.1	1.5
Adjusted weighted average common shares outstanding – diluted	294.4	294.0	294.4
Net Income per common share – basic	$4.07	$3.73	$3.62
Net Income per common share – diluted	$4.05	$3.71	$3.61

The computation of diluted EPS for the years ended December 31, 2014 and 2013 exclude immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Changes in Accumulated Other Comprehensive Income by Component
Changes to accumulated other comprehensive income (OCI) for Con Edison and CECONY are as follows:

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI, net of taxes, at December 31, 2013	$(25)	$(6)
OCI before reclassifications, net of tax of $18 and $4 for Con Edison and CECONY, respectively	(26)	(6)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(4) and $(1) for Con Edison and CECONY, respectively (a)(b)	6	1
Total OCI, net of taxes, at December 31, 2014	(20)	(5)
Accumulated OCI, net of taxes, at December 31, 2014 (a)	$(45)	$(11)
OCI before reclassifications, net of tax of $(3) for Con Edison	5	1
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(4) and $(1) for Con Edison and CECONY, respectively (a)(b)	6	1
Total OCI, net of taxes, at December 31, 2015	11	2
Accumulated OCI, net of taxes, at December 31, 2015 (a)	$(34)	$(9)
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

Note B – Regulatory Matters
Rate Plans
The Utilities provide service to New York customers according to the terms of tariffs approved by the NYSPSC. Tariffs for service to customers of O&R’s New Jersey and Pennsylvania (see Note U) regulated utility subsidiaries are approved by utility regulators in those states. The tariffs include schedules of rates for service that limit the rates charged by the Utilities to amounts that recover from their customers costs approved by the regulator, including capital costs, of providing service to customers as defined by the tariff. The tariffs implement rate plans adopted by state utility regulators in rate orders issued at the conclusion of rate proceedings. Pursuant to the Utilities’ rate plans, there generally can be no change to the charges to customers during the respective terms of the rate plans other than specified adjustments provided for in the rate plans. The Utilities’ rate plans each cover specified periods, but rates determined pursuant to a plan generally continue in effect until a new rate plan is approved by the state utility regulator.

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
Weighted average cost of capital is determined based on the authorized common equity ratio, return on common equity, cost of long-term debt and customer deposits reflected in each rate plan. For each rate plan, the revenues designed to provide the utility a return on invested capital for each rate year are determined by multiplying each utility rate base by its pre-tax weighted average cost of capital. The Utilities’ actual return on common equity will reflect their actual operations for each rate year, and may be more or less than the authorized return on equity reflected in their rate plans (and if more, may be subject to earnings sharing).
The following tables contain a summary of the Utilities’ rate plans:

CECONY – Electric
Effective period	April 2010 – December 2013	January 2014 – December 2016
Base rate changes (a)	Yr. 1 – $420 million Yr. 2 – $420 million Yr. 3 – $287 million(b)	Yr. 1 – $(76.2) million (c) Yr. 2 – $124.0 million (c) Yr. 3 – None
Amortizations to income of net regulatory (assets) and liabilities	$(75.3) million over three years	Yr. 1 and 2 – $(37) million (d) Yr. 3 - $123 million (d)
Other revenue sources	Retention of $120 million of annual transmission congestion revenues from the sale of transmission rights ($90 million for the period April 1, 2013 to December 31, 2013).	Retention of $90 million of annual transmission congestion revenues.
Revenue decoupling mechanisms	In 2012 and 2013, the company deferred for customer benefit $59 million and $34 million of revenues, respectively.	In 2014 and 2015, the company deferred for customer benefit $146 million and $98 million of revenues, respectively.
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.	Current rate recovery of purchased power and fuel costs (e).
Negative revenue adjustments	Potential penalties (up to $350 million annually) if certain performance targets are not met. In 2012 and 2013, the company did not record any negative revenue adjustments.
Potential penalties (up to $400 million annually) if certain performance targets are not met. In 2014, the company recorded a $5 million negative revenue adjustment. In 2015, the company did not record any negative revenue adjustments.

Cost reconciliations (f)	In 2012 and 2013, the company deferred $146 million of net regulatory liabilities and $35 million of net regulatory assets, respectively.	In 2014 and 2015, the company deferred $57 million and $26 million of net regulatory liabilities, respectively.
Net utility plant reconciliations
Target levels reflected in rates were: Transmission and distribution:
Yr. 1 – $13,818 million
Yr. 2 – $14,742 million
Yr. 3 – $15,414 million
Enterprise resource project:
Yr. 2 – $25 million; Yr. 3 -$115 million;
Other: Yr. 1 – $1,487 million;
Yr. 2 – $1,565 million; Yr. 3 – $1,650 million
The company deferred an immaterial amount and $7 million as a regulatory liability in 2012 and 2013, respectively.

Target levels reflected in rates were:
Transmission and distribution:
Yr. 1 – $16,869 million
Yr. 2 – $17,401 million
Yr. 3 – $17,929 million
Storm hardening:
Yr. 1 – $89 million; Yr. 2 – $177 million;
Yr. 3 – $268 million
Other: Yr. 1 – $2,034 million;
Yr. 2 – $2,102 million; Yr. 3 – $2,069 million
The company deferred an immaterial amount and $17 million as a regulatory liability in 2014 and 2015, respectively.

Average rate base	Yr. 1 – $14,887 million Yr. 2 – $15,987 million Yr. 3 – $16,826 million	Yr. 1 – $17,323 million Yr. 2 – $18,113 million Yr. 3 – $18,282 million
Weighted average cost of capital (after-tax)	7.76 percent	Yr. 1 – 7.05 percent Yr. 2 – 7.08 percent Yr. 3 – 6.91 percent
Authorized return on common equity	10.15 percent assuming the company achieved austerity measures of $27 million, $20 million and $13 million for Yrs. 1, 2 and 3, respectively. Austerity measures were achieved.	Yrs. 1 and 2 – 9.2 percent Yr. 3 – 9.0 percent
Earnings sharing
Actual earnings above an annual earnings threshold of 11.15 percent for Yr. 1 and 10.65 percent for Yrs. 2 and 3 were to be applied to reduce regulatory assets for pensions and other postretirement benefits and other costs. Actual earnings were $17.5 million above the threshold for the period ended 2013.

Most earnings above an annual earnings threshold of 9.8 percent for Yrs. 1 and 2 and 9.6 percent for Yr. 3 are to be applied to reduce regulatory assets for environmental remediation and other costs. In 2014, the company had no earnings above the threshold. Actual earnings were $44.4 million above the threshold for 2015.

Cost of long-term debt	5.65 percent	Yr. 1 – 5.17 percent Yr. 2 – 5.23 percent Yr. 3 – 5.09 percent
Common equity ratio	48 percent	48 percent

(a)
$249 million of annual revenues collected from electric customers will continue to be subject to potential refund following NYSPSC staff review of certain costs. See "Other Regulatory Matters" below. Revenues for 2014 through 2016 will include $21 million as funding for major storm reserve.

(b)	Temporary portion of the increase ($134 million) that was scheduled to go into effect April 1, 2012 was eliminated by the application of available credits.

(c)	The impact of these base rate changes were deferred which resulted in a $30 million regulatory liability at December 31, 2015.

(d)
Amounts reflect annual amortization of $107 million of the regulatory asset for deferred Superstorm Sandy and other major storm costs. The costs recoverable from customers were reduced by $4 million. The costs are no longer subject to NYSPSC staff review and the recovery of the costs is no longer subject to refund. In 2016, an additional $123 million of net regulatory liabilities will be amortized to income.

(e)
For transmission service provided pursuant to the open access transmission tariff of PJM Interconnection LLC (PJM), unless and until changed by the NYSPSC, the company will recover all charges incurred associated with the transmission service. In January 2014, PJM submitted to the FERC a request that would substantially increase the charges for the transmission service. FERC has granted the request and rejected CECONY’s protests. CECONY is challenging the FERC’s decision. In August 2015, PJM submitted a request to FERC that, if approved by FERC, would further increase the charges. In January 2016, FERC held a technical conference on this matter. It is anticipated that FERC will issue an order addressing this matter in 2016.

(f)
Deferrals for property taxes are limited to 90 percent (80 percent prior to 2014) of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a 10 basis point impact on return on common equity. In general, if actual expenses for municipal infrastructure support (other than company labor) are below the amounts reflected in rates the company will defer the difference for credit to customers, and if the actual expenses are above the amount reflected in rates the company will defer for recovery from customers 80 percent of the difference subject to a maximum deferral of 30 percent of the amount reflected in rates.

In January 2016, CECONY filed a request with the NYSPSC for an electric rate increase of $482 million, effective January 2017. The filing reflects a return on common equity of 9.75 percent and a common equity ratio of 48 percent.
The company is requesting provisions pursuant to which expenses for pension and other postretirement benefits, variable-rate, tax-exempt long-term debt, storms, property taxes and municipal infrastructure support, the impact of new laws and environmental site investigation and remediation are reconciled to amounts reflected in rates. In addition, the company is requesting, among other things, full reconciliation for Reforming the Energy Vision (REV) distributed system implementation plan enablement costs and REV demonstration project costs. The filing also reflects continuation of the revenue decoupling mechanism and the provisions pursuant to which the company recovers its purchased power and fuel costs from customers.
The filing includes supplemental information regarding electric rate plans for 2018 and 2019, which the company is not requesting but would consider through settlement discussions. For purposes of illustration, rate increases of $180 million and $141 million effective January 2018 and 2019, respectively, were calculated based upon an assumed return on common equity of 9.75 percent and a common equity ratio of 48 percent.

CECONY – Gas
Effective period	October 2010 – December 2013	January 2014 – December 2016
Base rate changes (a)	Yr. 1 – $47 million Yr. 2 – $48 million Yr. 3 – $47 million	Yr. 1 – $(54.6) million (b) Yr. 2 – $38.6 million (b) Yr. 3 – $56.8 million (b)
Amortizations to income of net regulatory (assets) and liabilities	$(53.1) million over three years	$4 million over three years
Other revenue sources
Retention of revenues from non-firm customers of up to $58 million and 25 percent of any such revenues above $58 million. The company retained $57 million and $64 million of such revenues in 2012 and 2013, respectively.

Retention of revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million. The company retained $70 million and $66 million of such revenues in 2014 and 2015, respectively.

Revenue decoupling mechanisms	In 2012 and 2013, the company deferred $22 million and $36 million of regulatory liabilities, respectively.	In 2014 and 2015, the company deferred $28 million and $54 million of regulatory liabilities, respectively.
Recoverable energy costs	Current rate recovery of purchased gas costs.	Current rate recovery of purchased gas costs.
Negative revenue adjustments	Potential penalties (up to $12.6 million annually) if certain gas performance targets are not met. In 2012 and 2013, the company did not record any negative revenue adjustments.
Potential penalties (up to $33 million in 2014, $44 million in 2015, and $56 million in 2016) if certain gas performance targets are not met. In 2014 and 2015, the company did not record any negative revenue adjustments.

Cost reconciliations (c)	In 2012 and 2013, the company deferred $9 million and $26 million of net regulatory assets, respectively.	In 2014 and 2015, the company deferred $38 million and $11 million of net regulatory liabilities, respectively.
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
Gas delivery Yr. 1 – $3,899 million;
Yr. 2 – $4,258 million; Yr. 3 – $4,698 million
Storm hardening: Yr. 1 – $3 million;
Yr. 2 – $8 million; Yr. 3 – $30 million
There were no deferrals recorded in 2014. In 2015, $1 million was deferred as a regulatory liability.

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
Most earnings above an annual earnings threshold of 9.9 percent are to be applied to reduce regulatory assets for environmental remediation and other costs. In 2014 and 2015, the company had no earnings above the threshold.

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

(c)
Deferrals for property taxes are limited to 90 percent (80 percent prior to 2014) of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a 10 basis point impact on return on common equity.

In January 2016, CECONY filed a request with the NYSPSC for a gas rate increase of $154 million, effective January 2017. The filing reflects a return on common equity of 9.75 percent and a common equity ratio of 48 percent.
The company is requesting provisions pursuant to which expenses for pension and other postretirement benefits, variable-rate, tax-exempt long-term debt, property taxes and municipal infrastructure support, the impact of new laws and environmental site investigation and remediation are reconciled to amounts reflected in rates. In addition, the company is, among other things, requesting full reconciliation for operations and maintenance costs associated with service line definition changes and proposing a reliability surcharge mechanism to recover costs associated with additional miles of main replacement above the annual targets. The filing also reflects continuation of the revenue decoupling mechanism and provisions pursuant to which the company recovers its purchased gas costs from customers.
The filing includes supplemental information regarding gas rate plans for 2018 and 2019, which the company is not requesting but would consider through settlement discussions. For purposes of illustration, rate increases of $97 million and $109 million effective January 2018 and 2019, respectively, were calculated based upon an assumed return on common equity of 9.75 percent and a common equity ratio of 48 percent.

CECONY – Steam
Effective period	October 2010 – December 2013	January 2014 – December 2016
Base rate changes (a)	Yr. 1 – $49.5 million Yr. 2 – $49.5 million Yr. 3 – $17.8 million Yr. 3 – $31.7 million collected through a surcharge	Yr. 1 – $(22.4) million (b) Yr. 2 – $19.8 million (b) Yr. 3 – $20.3 million (b)
Amortizations to income of net regulatory (assets) and liabilities	$(20.1) million over three years	$37 million over three years
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.	Current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential penalties (up to $1 million annually) if certain steam performance targets are not met. In 2012 and 2013, the company did not record any negative revenue adjustments.	Potential penalties (up to $1 million annually) if certain steam performance targets are not met. In 2014 and 2015, the company did not record any negative revenue adjustments.
Cost reconciliations (c)	In 2012 and 2013, the company deferred $12 million and $17 million of net regulatory liabilities, respectively.	In 2014 and 2015, the company deferred $42 million and $17 million of net regulatory liabilities and assets, respectively.
Net utility plant reconciliations
Target levels reflected in rates were:
Production: Yr. 1 – $415 million;
Yr. 2 – $426 million; Yr. 3 – $433 million
Distribution: Yr. 1 – $521 million;
Yr. 2 – $534 million; Yr. 3 – $543 million
The company reduced its regulatory liability by $0.2 million in 2012 and made no deferral in 2013.

Target levels reflected in rates were:
Production: Yr. 1 – $1,752 million;
Yr. 2 – $1,732 million; Yr. 3 – $1,720 million
Distribution: Yr. 1 – $6 million;
Yr. 2 – $11 million; Yr. 3 – $25 million
The company reduced its regulatory liability by $1.1 million and an immaterial amount in 2014 and 2015, respectively.

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

Weather normalized earnings above an annual earnings threshold of 9.9 percent are to be applied to reduce regulatory assets for environmental remediation and other costs. In 2014, the company had no earnings above the threshold. Actual earnings were $17.1 million above the threshold for 2015.

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

(c)
Deferrals for property taxes are limited to 90 percent (80 percent prior to 2014) of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a 10 basis point impact on return on common equity.

O&R New York – Electric
Effective period	July 2012 – June 2015	November 2015 - October 2017
Base rate changes	Yr. 1 – $19.4 million Yr. 2 – $8.8 million Yr. 3 – $15.2 million	Yr. 1 – $9.3 million Yr. 2 – $8.8 million
Amortizations to income of net regulatory (assets) and liabilities	$(32.2) million over three years	Yr. 1 – $(8.5) million (a) Yr. 2 – $(9.4) million (a)
Revenue decoupling mechanisms	In 2012, 2013 and 2014, the company deferred for the customer’s benefit $2.6 million, $3.2 million and $(3.4) million.	In 2015, the company's deferral for the customer’s benefit was immaterial.
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.	Current rate recovery of purchased power costs.
Negative revenue adjustments
Potential penalties (up to $3 million annually) if certain customer service and system reliability performance targets are not met. In 2012, 2013 and 2014, the company did not record any negative revenue adjustments.
Potential penalties (up to $4 million annually) if certain performance targets are not met. In 2015, the company recorded $1.25 million in negative revenue adjustments.
Cost reconciliations	In 2012, 2013 and 2014, the company deferred $7.8 million, $4.1 million and $(0.2) million as a net increase to regulatory assets, respectively.	In 2015, the company deferred $1.2 million as a net increase to regulatory assets.
Net utility plant reconciliations
Target levels reflected in rates were:
Yr. 1 – $678 million; Yr. 2- $704 million; Yr. 3 – $753 million
The company increased its regulatory liability by $4.2 million in 2012. The company reduced its regulatory liability by $1.1 million and $2.3 million in 2013 and 2014, respectively.
Target levels reflected in rates are: Yr. 1 – $928 million (b) Yr. 2 – $970 million (b) The company increased its regulatory asset by $2.2 million in 2015.
Average rate base	Yr. 1 – $671 million Yr. 2 – $708 million Yr. 3 – $759 million	Yr. 1 – $763 million Yr. 2 – $805 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.61 percent Yr. 2 – 7.65 percent Yr. 3 – 7.48 percent	Yr. 1 – 7.10 percent Yr. 2 – 7.06 percent
Authorized return on common equity	Yr. 1 – 9.4 percent Yr. 2 – 9.5 percent Yr. 3 – 9.6 percent	9.0 percent
Earnings sharing	The company recorded a regulatory liability of $1 million for earnings above the sharing threshold under the rate plan as of December 31, 2014.	Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets. In 2015, earnings did not exceed the earnings threshold.
Cost of long-term debt	Yr. 1 – 6.07 percent Yr. 2 – 6.07 percent Yr. 3 – 5.64 percent	Yr. 1 – 5.42 percent Yr. 2 – 5.35 percent
Common equity ratio	48 percent	48 percent

(a)
$59.3 million of the regulatory asset for deferred storm costs is to be recovered from customers over a five years period, including $11.85 million in each of years 1 and 2, $1 million of the regulatory asset for such costs will not be recovered from customers, and all outstanding issues related to Superstorm Sandy and other past major storms prior to November 2014 are resolved. Approximately $4 million of regulatory assets for property tax and interest rate reconciliations will not be recovered from customers. Amounts that will not be recovered from customers were charged-off in June 2015.

(b)
Excludes electric advanced metering infrastructure as to which the company will be required to defer as a regulatory liability the revenue requirement impact of the amount, if any, by which actual average net utility plant balances are less than amounts reflected in rates: $1 million in year 1 and $9 million in year 2.

O&R New York – Gas
Effective period	November 2009 – December 2014	November 2015 – October 2018
Base rate changes	Yr. 1 – $9 million Yr. 2 – $9 million Yr. 3 – $4.6 million Yr. 3 – $4.3 million collected through a surcharge	Yr. 1 – $16.4 million Yr. 2 – $16.4 million Yr. 3 – $5.8 million Yr. 3 – $10.6 million collected through a surcharge
Amortization to income of net regulatory (assets) and liabilities	$(2) million over three years	Yr. 1 – $(1.7) million (a) Yr. 2 – $(2.1) million (a) Yr. 3 – $(2.5) million (a)
Revenue decoupling mechanisms	In 2012, 2013 and 2014, the company deferred $4.7 million, $0.7 million and $(0.1) million of regulatory liabilities, respectively.	In 2015, the company deferred $0.8 million of regulatory assets.
Recoverable energy costs	Current rate recovery of purchased gas costs.	Current rate recovery of purchased gas costs.
Negative revenue adjustments
Potential penalties (up to $1.4 million annually) if certain operations and customer service requirements are not met. In 2012, 2013 and 2014, the company did not record any negative revenue adjustments.

Potential penalties (up to $3.7 million in Yr. 1, $4.7 million in Yr. 2 and $5.8 million in Yr. 3) if certain performance targets are not met. In 2015, the company did not record any negative revenue adjustments.

Cost reconciliations	In 2012, 2013 and 2014, the company deferred $0.7 million, $8.3 million and $8.3 million as net regulatory assets, respectively.	In 2015, the company deferred $2.5 million as net regulatory assets.
Net utility plant reconciliations	The company deferred $0.7 million in 2012 as a regulatory asset and no deferrals were recorded for 2013 or 2014.	Target levels reflected in rates are: Yr. 1 – $492 million (b) Yr. 2 – $518 million (b) Yr. 3 – $546 million (b) The company recorded no deferrals in 2015.
Average rate base	Yr. 1 – $280 million Yr. 2 – $296 million Yr. 3 – $309 million	Yr. 1 – $366 million Yr. 2 – $391 million Yr. 3 – $417 million
Weighted average cost of capital (after-tax)	8.49 percent	Yr. 1 – 7.10 percent Yr. 2 – 7.06 percent Yr. 3 – 7.06 percent
Authorized return on common equity	10.4 percent	9.0 percent
Earnings sharing	Earnings above an annual earnings threshold of 11.4 percent are to be applied to reduce regulatory assets. In 2012, 2013 and 2014, earnings did not exceed the earnings threshold.	Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets. In 2015, earnings did not exceed the earnings threshold.
Cost of long-term debt	6.81 percent	Yr. 1 – 5.42 percent Yr. 2 – 5.35 percent Yr. 3 – 5.35 percent
Common equity ratio	48 percent	48 percent

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

Rockland Electric Company (RECO)
Effective period	May 2010 – July 2014	August 2014 – July 2015 (a)
Base rate changes	Yr. 1 – $9.8 million	Yr. 1 – $13.0 million
Amortization to income of net regulatory (assets) and liabilities	$(3.9) million over four years and $(4.9) million of deferred storm costs over five years	$0.4 million over three years and $(25.6) million of deferred storm costs over four years
Recoverable energy costs	Current rate recovery of purchased power costs.	Current rate recovery of purchased power costs.
Cost reconciliations	None	None
Average rate base	$148.6 million	$172.2 million
Weighted average cost of capital (after-tax)	8.21 percent	7.83 percent
Authorized return on common equity	10.3 percent	9.75 percent
Cost of long-term debt	6.16 percent	5.89 percent
Common equity ratio	50 percent	50 percent

(a)
In January 2016, the NJBPU approved RECO’s plan for a 3-year, $15.7 million electric system storm hardening capital program, the costs of which RECO will, beginning in 2017, collect through a customer surcharge until a new rate plan is approved that reflects the costs.

Pike – Electric
Effective period	April 2009 – August 2014	September 2014 – August 2015
Base rate changes(a)	Yr. 1 – $0.9 million	Yr. 1 – $1.25 million
Amortization to income of net regulatory (assets) and liabilities	$0.1 million over five years	$(0.7) million of deferred storm costs over five years
Cost reconciliations	True-up of Other Postretirement Benefits costs. The company deferred an immaterial amount as regulatory liabilities in 2012 and 2013.	True-up of Other Postretirement Benefits costs. The company deferred an immaterial amount as a regulatory liability in 2014 and 2015.

(a)	Under the current plan, the earliest that the company can file for a new base rate change is September 1, 2016.

Pike – Gas
Effective period	April 2009 – August 2014	September 2014 – August 2015
Base Rate changes(a)	Yr. 1 – $0.3 million	Yr. 1 – $0.1 million
Amortization to income of net regulatory (assets) and liabilities	None	None
Cost reconciliations	True-up of Other Postretirement Benefits costs. The company deferred an immaterial amount as regulatory liabilities in 2012 and 2013.	True-up of Other Postretirement Benefits costs. The company deferred an immaterial amount as a regulatory liability in 2014 and 2015.

(a)	Under the current plan, the earliest that the company can file for a new base rate change is September 1, 2016.
Other Regulatory Matters
In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures following the arrests of employees for accepting illegal payments from a construction contractor. Subsequently, additional employees were arrested for accepting illegal payments from materials suppliers and an engineering firm. The arrested employees were terminated by the company and have pled guilty or been convicted. Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. The amount of electric revenues collected subject to refund, which was established in a different proceeding, and the amount of gas and steam revenues collected subject to refund were not established as indicative of the company’s potential liability in this proceeding. At December 31, 2015, the company had collected an estimated $1,962 million from customers subject to potential refund in connection with this proceeding. In January 2013, a NYSPSC consultant reported its estimate, with which the company does not agree, of $208 million of overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009. The company disputed the consultant’s estimate, including its determinations as to overcharges regarding specific construction expenditures it selected to review and its methodology of extrapolating such determinations over a substantial portion of the construction expenditures during this period. The NYSPSC’s consultant has not reviewed the company’s other expenditures. In September 2015, the company, the NYSPSC staff and others entered into a Joint Proposal to settle this proceeding and related matters. The Joint Proposal is subject to NYSPSC approval. Pursuant to the Joint Proposal, the company is required to credit $116 million to customers and, for the period 2017 through 2044, to not seek to recover from customers an aggregate $55 million relating to return on its capital expenditures. In addition, the company’s revenues that were made subject to potential refund in this proceeding would no longer be subject to refund. At December 31, 2015, the company had a $99 million regulatory liability for the remaining amount to be credited to customers related to this matter.
In June 2014, the NYSPSC initiated a proceeding to investigate the practices of qualifying persons to perform plastic fusions on gas facilities. New York State regulations require gas utilities to qualify and, except in certain circumstances, annually requalify workers that perform fusion to join plastic pipe. The NYSPSC directed the New York gas utilities to provide information in this proceeding about their compliance with the qualification and requalification requirements and related matters; their procedures for compliance with all gas safety regulations; and their annual chief executive officer certifications regarding these and other procedures. CECONY’s qualification and requalification procedures had not included certain required testing to evaluate specimen fuses. In addition, CECONY and O&R had not timely requalified certain workers that had been qualified under their respective procedures to perform fusion to join plastic pipe. CECONY and O&R have requalified their workers who perform plastic pipe fusions. In May 2015, the NYSPSC, which indicated that it would address enforcement at a later date, ordered CECONY, O&R and other gas utilities to perform risk assessment and remediation plans, additional leakage surveying and reporting; CECONY to hire an independent statistician to develop a risk assessment and remediation plan; and the gas utilities to implement certain new plastic fusion requirements. In December 2015, the NYSPSC staff informed O&R that the company had satisfactorily completed its risk assessment and remediation plan. CECONY expects to submit its risk assessment and remediation plan to the NYSPSC staff in 2016. The Companies are unable to estimate the amount or range of their possible loss related to this proceeding.
In November 2015, the NYSPSC ordered CECONY to show cause why the NYSPSC should not commence proceedings to penalize the company for alleged violations of gas safety regulations identified by the NYSPSC staff in its investigation of a March 2014 explosion and fire and to review the prudence of the company’s conduct associated with the incident. See “Manhattan Explosion and Fire” in Note H. In December 2015, the company responded that the NYSPSC should not institute the proceedings and disputed the alleged violations. The company is unable to estimate the amount or range of its possible loss related to any such proceedings that may be instituted.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at December 31, 2015 and 2014 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Regulatory assets
Unrecognized pension and other postretirement costs	$3,876	$4,846	$3,697	$4,609
Future income tax	2,350	2,259	2,232	2,142
Environmental remediation costs	904	925	800	820
Revenue taxes	253	219	240	208
Deferred storm costs	185	319	110	224
Unamortized loss on reacquired debt	50	57	48	55
Deferred derivative losses	50	25	46	23
O&R property tax reconciliation	46	36	—	—
Pension and other postretirement benefits deferrals	45	66	16	42
Surcharge for New York State assessment	44	99	40	92
Net electric deferrals	44	63	44	63
Preferred stock redemption	26	27	26	27
O&R transition bond charges	21	27	—	—
Recoverable energy costs	16	19	15	17
Workers’ compensation	11	8	11	8
Other	175	147	157	127
Regulatory assets – noncurrent	8,096	9,142	7,482	8,457
Deferred derivative losses	113	97	103	92
Recoverable energy costs	19	41	18	40
Regulatory assets – current	132	138	121	132
Total Regulatory Assets	$8,228	$9,280	$7,603	$8,589
Regulatory liabilities
Allowance for cost of removal less salvage	$676	$598	$570	$499
Property tax reconciliation	303	295	303	295
Base rate change deferrals	128	155	128	155
Net unbilled revenue deferrals	109	138	109	138
Prudence proceeding	99	105	99	105
Earnings sharing - electric and steam	80	19	80	18
Pension and other postretirement benefit deferrals	76	46	46	37
New York State income tax rate change	75	62	72	59
Variable-rate tax-exempt debt - cost rate reconciliation	70	78	60	78
Carrying charges on repair allowance and bonus depreciation	49	58	48	57
Property tax refunds	44	87	44	87
Net utility plant reconciliations	32	21	31	20
Unrecognized other postretirement costs	28	—	28	—
World Trade Center settlement proceeds	21	41	21	41
Other	187	290	150	248
Regulatory liabilities – noncurrent	1,977	1,993	1,789	1,837
Refundable energy costs	64	128	33	84
Revenue decoupling mechanism	45	30	45	30
Deferred derivative gains	6	5	6	4
Regulatory liabilities—current	115	163	84	118
Total Regulatory Liabilities	$2,092	$2,156	$1,873	$1,955
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
The NYSPSC has authorized CECONY to accrue unbilled electric, gas and steam revenues. CECONY has deferred the net margin on the unbilled revenues for the future benefit of customers by recording a regulatory liability of $109 million and $138 million at December 31, 2015 and 2014, respectively, for the difference between the unbilled revenues and energy cost liabilities.
Note C – Capitalization
Common Stock
At December 31, 2015 and 2014, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities, the competitive energy businesses and Con Edison Transmission. CECONY owns 21,976,200 shares of Con Edison stock, which it purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.
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
Long-term Debt
Long-term debt maturing in the period 2016-2020 is as follows:

(Millions of Dollars)	Con Edison	CECONY
2016	$739	$650
2017	16	—
2018	1,266	1,200
2019	552	475
2020	365	350
CECONY has issued $450 million of tax-exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and is subject to tender by bondholders for purchase by the company.

The carrying amounts and fair values of long-term debt at December 31, 2015 and 2014 are:

(Millions of Dollars)	2015		2014
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$12,745	$13,856	$12,106	$13,913
CECONY	$11,437	$12,427	$11,138	$12,770
Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $13,220 million and $636 million of the fair value of long-term debt at December 31, 2015 are classified as Level 2 and Level 3, respectively. For CECONY, $11,791 million and $636 million of the fair value of long-term debt at December 31, 2015 are classified as Level 2 and Level 3, respectively (see Note P). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.
At December 31, 2015 and 2014, long-term debt of Con Edison included $15 million and $18 million, respectively, of Transition Bonds issued in 2004 by O&R’s New Jersey utility subsidiary through a special purpose entity.
Unamortized Debt Issuance Costs
The Companies adopted Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” as of December 31, 2015, requiring that debt issuance costs be presented as a reduction to the carrying value of the related debt. In prior years, these costs were presented as other assets on the consolidated balance sheet. Prior year consolidated balance sheets have been adjusted retrospectively to conform with the current year presentation. With the adoption of the new pronouncement, unamortized debt issuance costs associated with outstanding long-term debt of $91 million and $85 million for Con Edison and $78 million and $76 million for CECONY as of December 31, 2015 and 2014, respectively, has been reclassified from other assets to a reduction of the carrying value of long-term debt.
Significant Debt Covenants
The significant debt covenants under the financing arrangements for the notes of Con Edison and the debentures of CECONY are obligations to pay principal and interest when due, covenants not to consolidate with or merge into any other corporation unless certain conditions are met and, for Con Edison’s notes, covenants that Con Edison shall continue its utility business in New York City and shall not permit Con Edison's ratio of consolidated debt to consolidated capital to exceed 0.675 to 1. Con Edison’s notes are also subject to cross default provisions with respect to other indebtedness of Con Edison or its material subsidiaries having a then outstanding principal balance in excess of $100 million. CECONY’s debentures have no cross default provisions. The tax-exempt financing arrangements of the Utilities are subject to covenants for the CECONY debentures discussed above and the covenants discussed below. The Companies were in compliance with their significant debt covenants at December 31, 2015.
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
Note D – Short-Term Borrowing
In October 2011, Con Edison and the Utilities entered into a credit agreement (Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement, as amended, expires in October 2017. There is a maximum of $2.25 billion of credit available through October 2016 and approximately $2.1 billion of credit available from then through October 2017. The full amount is available to CECONY and $1.5 billion is available to Con Edison, including up to $1.2 billion of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement. At December 31, 2015, Con Edison had $1,529 million of commercial paper outstanding of which $1,033 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2015 was 0.7 percent for both Con Edison and CECONY. At December 31, 2014, Con Edison had $800 million of commercial paper outstanding of which $450 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2014 was 0.4 percent for both Con Edison and CECONY. At December 31, 2015 and 2014, no loans were outstanding under the Credit Agreement and $15 million and $11 million (including $11 million for CECONY) of letters of credit were outstanding under the Credit Agreement, respectively.
The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2015 this ratio was 0.52 to 1 for Con Edison and CECONY); having liens on its assets in an aggregate amount exceeding five percent of its consolidated total capital, subject to certain exceptions; and the failure, following any applicable notice period, to meet certain other customary covenants. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. The Companies were in compliance with their covenants at December 31, 2015.
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
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for 2015, 2014 and 2013 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2015	2014	2013	2015	2014	2013
Service cost – including administrative expenses	$297	$227	$267	$279	$211	$249
Interest cost on projected benefit obligation	575	572	537	538	536	503
Expected return on plan assets	(886)	(832)	(750)	(840)	(789)	(713)
Recognition of net actuarial loss	775	618	832	734	586	788
Recognition of prior service costs	4	4	5	2	2	4
NET PERIODIC BENEFIT COST	$765	$589	$891	$713	$546	$831
Amortization of regulatory asset (a)	1	2	2	1	2	2
TOTAL PERIODIC BENEFIT COST	$766	$591	$893	$714	$548	$833
Cost capitalized	(301)	(225)	(348)	(285)	(212)	(327)
Reconciliation to rate level	(74)	118	(84)	(74)	108	(87)
Cost charged to operating expenses	$391	$484	$461	$355	$444	$419

(a) Relates to an increase in CECONY’s pension obligation of $45 million from a 1999 special retirement program.
Funded Status
The funded status at December 31, 2015, 2014 and 2013 was as follows:

	Con Edison			CECONY
(Millions of Dollars)	2015	2014	2013	2015	2014	2013
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$15,081	$12,197	$13,406	$14,137	$11,429	$12,572
Service cost – excluding administrative expenses	293	221	259	274	206	241
Interest cost on projected benefit obligation	575	572	537	538	536	503
Net actuarial (gain)/loss	(996)	2,641	(1,469)	(931)	2,484	(1,388)
Plan amendments	—	6	—	—	—	—
Benefits paid	(576)	(556)	(536)	(536)	(518)	(499)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$14,377	$15,081	$12,197	$13,482	$14,137	$11,429
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$11,495	$10,755	$9,135	$10,897	$10,197	$8,668
Actual return on plan assets	126	752	1,310	118	715	1,241
Employer contributions	750	578	879	697	535	819
Benefits paid	(576)	(556)	(536)	(536)	(518)	(499)
Administrative expenses	(36)	(34)	(33)	(35)	(32)	(32)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$11,759	$11,495	$10,755	$11,141	$10,897	$10,197
FUNDED STATUS	$(2,618)	$(3,586)	$(1,442)	$(2,341)	$(3,240)	$(1,232)
Unrecognized net loss	$3,909	$4,888	$2,759	$3,704	$4,616	$2,617
Unrecognized prior service costs	16	20	17	3	4	6
Accumulated benefit obligation	12,909	13,454	11,004	12,055	12,553	10,268
The decrease in the pension plan’s projected benefit obligation (due primarily to increased discount rates) was the primary cause of the decreased pension liability at Con Edison and CECONY of $968 million and $899 million, respectively, compared with December 31, 2014. For Con Edison, this decrease in pension liability corresponds with a decrease to regulatory assets of $967 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $10 million (net of taxes) for the unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries.
For CECONY, the decrease in pension liability corresponds with a decrease to regulatory assets of $911 million for unrecognized net losses and unrecognized prior service costs consistent with the accounting rules for regulated operations, a credit to OCI of $1 million (net of taxes) for unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the competitive energy businesses.
A portion of the unrecognized net loss and prior service cost for the pension plan, equal to $603 million and $4 million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $570 million and $2 million, respectively, for CECONY.
At December 31, 2015 and 2014, Con Edison’s investments include $243 million and $225 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $221 million and $208 million, respectively. See Note P. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $285 million and $249 million as of December 31, 2015 and $289 million and $250 million as of December 31, 2014, respectively.

Assumptions
The actuarial assumptions were as follows:

	2015	2014	2013
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.25%	3.90%	4.80%
Rate of compensation increase
CECONY	4.25%	4.25%	4.35%
O&R	4.00%	4.00%	4.25%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	3.90%	4.80%	4.10%
Expected return on plan assets	7.80%	8.00%	8.00%
Rate of compensation increase
CECONY	4.25%	4.35%	4.35%
O&R	4.00%	4.25%	4.25%
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
Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2016	2017	2018	2019	2020	2021-2025
Con Edison	$614	$636	$658	$680	$701	$3,800
CECONY	572	593	614	635	655	3,548
Expected Contributions
Based on estimates as of December 31, 2015, the Companies expect to make contributions to the pension plans during 2016 of $507 million (of which $469 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans.
Plan Assets
The asset allocations for the pension plan at the end of 2015, 2014 and 2013, and the target allocation for 2016 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2016	2015	2014	2013
Equity Securities	55% - 65%	57%	58%	60%
Debt Securities	27% - 33%	33%	32%	30%
Real Estate	8% - 12%	10%	10%	10%
Total	100%	100%	100%	100%
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
The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2016 reflects the results of such a study conducted in 2011.
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
The fair values of the pension plan assets at December 31, 2015 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity (a)	$3,106	$—	$—	$3,106
International Equity (b)	2,874	346	—	3,220
Private Equity (c)	—	—	170	170
U.S. Government Issued Debt (d)	—	2,222	—	2,222
Corporate Bonds Debt (e)	—	1,356	—	1,356
Structured Assets Debt (f)	—	1	—	1
Other Fixed Income Debt (g)	—	170	—	170
Real Estate (h)	—	—	1,248	1,248
Cash and Cash Equivalents (i)	115	414	—	529
Futures (j)	161	132	—	293
Hedge Funds (k)	—	—	233	233
Total investments	$6,256	$4,641	$1,651	$12,548
Funds for retiree health benefits (l)	(162)	(120)	(43)	(325)
Investments (excluding funds for retiree health benefits)	$6,094	$4,521	$1,608	$12,223
Pending activities (m)				(464)
Total fair value of plan net assets				$11,759

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.

(b)	International Equity includes international equity index funds and actively-managed international equities.

(c)	Private Equity consists of global equity funds that are not exchange-traded.

(d)	U.S. Government Issued Debt includes agency and treasury securities.

(e)	Corporate Bonds Debt consists of debt issued by various corporations.

(f)	Structured Assets Debt includes commercial-mortgage-backed securities and collateralized mortgage obligations.

(g)	Other Fixed Income Debt includes municipal bonds, sovereign debt and regional governments.

(h)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.

(i)	Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.

(j)	Futures consist of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.

(k)	Hedge Funds are within a commingled structure which invests in various hedge fund managers who can invest in all financial instruments.

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
The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2015 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2015	Assets Still Held at Reporting Date – Unrealized Gains/ (Losses)	Assets Sold During the Year – Realized Gains/(Losses)	Purchases Sales and Settlements	Transfer In/(Out) of Level 3	Ending Balance as of December 31, 2015
Real Estate	$1,137	$131	$12	$(32)	$—	$1,248
Private Equity	114	17	—	39	—	170
Hedge Funds	224	3	—	6	—	233
Total investments	$1,475	$151	$12	$13	$—	$1,651
Funds for retiree health benefits	(43)	—	—	—	—	(43)
Investments (excluding funds for retiree health benefits)	$1,432	$151	$12	$13	$—	$1,608

The fair values of the pension plan assets at December 31, 2014 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity (a)	$3,168	$—	$—	$3,168
International Equity (b)	2,841	361	—	3,202
Private Equity (c)	—	—	114	114
U.S. Government Issued Debt (d)	—	2,113	—	2,113
Corporate Bonds Debt (e)	—	1,351	—	1,351
Structured Assets Debt (f)	—	4	—	4
Other Fixed Income Debt (g)	—	208	—	208
Real Estate (h)	—	—	1,137	1,137
Cash and Cash Equivalents (i)	188	477	—	665
Futures (j)	192	37	—	229
Hedge Funds (k)	—	—	224	224
Total investments	$6,389	$4,551	$1,475	$12,415
Funds for retiree health benefits (l)	(184)	(131)	(43)	(358)
Investments (excluding funds for retiree health benefits)	$6,205	$4,420	$1,432	$12,057
Pending activities (m)				(562)
Total fair value of plan net assets				$11,495

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.

(b)	International Equity includes international equity index funds and actively-managed international equities.

(c)	Private Equity consists of global equity funds that are not exchange-traded.

(d)	U.S. Government Issued Debt includes agency and treasury securities.

(e)	Corporate Bonds Debt consists of debt issued by various corporations.

(f)	Structured Assets Debt includes commercial-mortgage-backed securities and collateralized mortgage obligations.

(g)	Other Fixed Income Debt includes municipal bonds, sovereign debt and regional governments.

(h)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.

(i)	Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.

(j)	Futures consist of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.

(k)	Hedge Funds are within a commingled structure which invests in various hedge fund managers who can invest in all financial instruments.

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

(Millions of Dollars)	Beginning Balance as of January 1, 2014	Assets Still Held at Reporting Date – Unrealized Gains/(Losses)	Assets Sold During the Year – Realized Gains/(Losses)	Purchases Sales and Settlements	Transfer In/(Out) of Level 3	Ending Balance as of December 31, 2014
Real Estate	$1,062	$86	$20	$(31)	$—	$1,137
Private Equity	67	12	—	35	—	114
Hedge Funds	206	11	—	7	—	224
Total investments	$1,335	$109	$20	$11	$—	$1,475
Funds for retiree health benefits	(42)	(1)	—	—	—	(43)
Investments (excluding funds for retiree health benefits)	$1,293	$108	$20	$11	$—	$1,432
The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
Con Edison	$34	$32	$30
CECONY	29	27	26
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
Note F – Other Postretirement Benefits
The Utilities currently have contributory comprehensive hospital, medical and prescription drug programs for eligible retirees, their dependents and surviving spouses.
CECONY also has a contributory life insurance program for bargaining unit employees and provides basic life insurance benefits up to a specified maximum at no cost to certain retired management employees. O&R has a non-contributory life insurance program for retirees. Certain employees of Con Edison’s competitive energy businesses are eligible to receive benefits under these programs.
Total Periodic Benefit Cost
The components of the Companies’ total periodic postretirement benefit costs for 2015, 2014 and 2013 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2015	2014	2013	2015	2014	2013
Service cost	$20	$19	$23	$15	$15	$18
Interest cost on accumulated other postretirement benefit obligation	51	60	54	43	52	46
Expected return on plan assets	(78)	(77)	(77)	(68)	(68)	(68)
Recognition of net actuarial loss	31	57	65	28	51	57
Recognition of prior service cost	(20)	(19)	(27)	(14)	(15)	(23)
TOTAL PERIODIC POSTRETIREMENT BENEFIT COST	$4	$40	$38	$4	$35	$30
Cost capitalized	(2)	(15)	(15)	(2)	(14)	(12)
Reconciliation to rate level	14	10	58	6	2	50
Cost charged to operating expenses	$16	$35	$81	$8	$23	$68
Funded Status
The funded status of the programs at December 31, 2015, 2014 and 2013 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2015	2014	2013	2015	2014	2013
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,411	$1,395	$1,454	$1,203	$1,198	$1,238
Service cost	20	19	23	15	15	18
Interest cost on accumulated postretirement benefit obligation	51	60	54	43	52	46
Amendments	—	(12)	—	—	—	—
Net actuarial loss/(gain)	(103)	47	(42)	(85)	28	(20)
Benefits paid and administrative expenses	(127)	(134)	(136)	(117)	(125)	(126)
Participant contributions	35	36	38	34	35	38
Medicare prescription subsidy	—	—	4	—	—	4
BENEFIT OBLIGATION AT END OF YEAR	$1,287	$1,411	$1,395	$1,093	$1,203	$1,198
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$1,084	$1,113	$1,047	$950	$977	$922
Actual return on plan assets	(6)	59	153	(4)	54	134
Employer contributions	6	7	9	6	7	9
EGWP payments	28	12	8	26	11	7
Participant contributions	35	36	38	34	35	38
Benefits paid	(153)	(143)	(142)	(142)	(134)	(133)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$994	$1,084	$1,113	$870	$950	$977
FUNDED STATUS	$(293)	$(327)	$(282)	$(223)	$(253)	$(221)
Unrecognized net loss	$28	$78	$70	$4	$45	$54
Unrecognized prior service costs	(51)	(71)	(78)	(32)	(46)	(61)
The decrease in the other postretirement benefit plan obligation (due primarily to increased discount rates) was the primary cause of the decreased liability for other postretirement benefits at Con Edison and CECONY of $34 million and $30 million, respectively, compared with December 31, 2014. For Con Edison, this decreased liability corresponds with an increase to regulatory liabilities of $30 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, and an immaterial change to OCI (net of taxes) for the unrecognized net losses and a credit to OCI of $1 million (net of taxes) for the unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey subsidiary.
For CECONY, the decrease in liability corresponds with an increase to regulatory liabilities of $27 million for unrecognized net losses and unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations, and an immaterial change to OCI (net of taxes) for the unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses.
A portion of the unrecognized net losses and prior service costs for the other postretirement benefits, equal to $12 million and $(20) million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $10 million and $(14) million, respectively, for CECONY.
Assumptions
The actuarial assumptions were as follows:

	2015	2014	2013
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	4.05%	3.75%	4.50%
O&R	4.20%	3.85%	4.75%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate
CECONY	3.75%	4.50%	3.75%
O&R	3.85%	4.75%	4.05%
Expected Return on Plan Assets	7.75%	7.75%	7.75%
Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies and the assumed discount rate.
The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2015 was 5.25 percent, which is assumed to decrease gradually to 4.50 percent by 2018 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as of December 31, 2015 was 6.00 percent, which is assumed to decrease gradually to 4.50 percent by 2024 and remain at that level thereafter.
A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2016:

	Con Edison		CECONY
	1-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$(18)	$41	$(37)	$56
Effect on service cost and interest cost components for 2015	(1)	1	(3)	2

Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies:

(Millions of Dollars)	2016	2017	2018	2019	2020	2021-2025
Con Edison	$95	$93	$91	$88	$85	$403
CECONY	85	83	81	78	75	348
Expected Contributions
Based on estimates as of December 31, 2015, Con Edison expects to make a contribution of $5 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2016. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.
Plan Assets
The asset allocations for CECONY’s other postretirement benefit plans at the end of 2015, 2014 and 2013, and the target allocation for 2016 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2016	2015	2014	2013
Equity Securities	57% - 73%	59%	59%	61%
Debt Securities	26% - 44%	41%	41%	39%
Total	100%	100%	100%	100%

Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.
Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.
The fair values of the plan assets at December 31, 2015 by asset category as defined by the accounting rules for fair value measurements (see Note P) are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
Equity (a)	$—	$393	$—	$393
Other Fixed Income Debt (b)	—	260	—	260
Cash and Cash Equivalents (c)	—	7	—	7
Total investments	$—	$660	$—	$660
Funds for retiree health benefits (d)	162	120	43	325
Investments (including funds for retiree health benefits)	$162	$780	$43	$985
Pending activities (e)				9
Total fair value of plan net assets				$994

(a)	Equity includes a passively managed commingled index fund benchmarked to the MSCI All Country World Index.

(b)	Other Fixed Income Debt includes a passively managed commingled index fund benchmarked to the Barclays Capital Aggregate Index.

(c)	Cash and Cash Equivalents include short term investments and money markets.

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
The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2015 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2015	Assets Still Held at Reporting Date – Unrealized Gains/(Losses)	Assets Sold During the Year – Realized Gains/(Losses)	Purchases Sales and Settlements	Transfers In/(Out) of Level 3	Ending Balance as of December 31, 2015
Total investments	$—	$—	$—	$—	$—	$—
Funds for retiree health benefits	43	—	—	—	—	43
Investments (including funds for retiree health benefits)	$43	$—	$—	$—	$—	$43
The fair values of the plan assets at December 31, 2014 by asset category (see Note P) are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
Equity (a)	$—	$428	$—	$428
Other Fixed Income Debt (b)	—	286	—	286
Cash and Cash Equivalents (c)	—	11	—	11
Total investments	$—	$725	$—	$725
Funds for retiree health benefits (d)	184	131	43	358
Investments (including funds for retiree health benefits)	$184	$856	$43	$1,083
Pending activities (e)				1
Total fair value of plan net assets				$1,084

(a)	Equity includes a passively managed commingled index fund benchmarked to the MSCI All Country World Index.

(b)	Other Fixed Income Debt includes a passively managed commingled index fund benchmarked to the Barclays Capital Aggregate Index.

(c)	Cash and Cash Equivalents include short term investments and money markets.

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

(Millions of Dollars)	Beginning Balance as of January 1, 2014	Assets Still Held at Reporting Date – Unrealized Gains/(Losses)	Assets Sold During the Year – Realized Gains/(Losses)	Purchases Sales and Settlements	Transfers In/(Out) of Level 3	Ending Balance as of December 31, 2014
Total investments	$—	$—	$—	$—	$—	$—
Funds for retiree health benefits	42	1	—	—	—	43
Investments (including funds for retiree health benefits)	$42	$1	$—	$—	$—	$43
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
The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2015 and 2014 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Accrued Liabilities:
Manufactured gas plant sites	$679	$684	$579	$587
Other Superfund Sites	86	80	86	79
Total	$765	$764	$665	$666
Regulatory assets	$904	$925	$800	$820
Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. However, for some of the sites, the extent and associated cost of the required remediation has not yet been determined. As investigations progress and information pertaining to the required remediation becomes available, the Utilities expect that additional liability may be accrued, the amount of which is not presently determinable but may be material. Con Edison and CECONY estimate that in 2016 they will incur costs for remediation of approximately $51 million and $36 million, respectively. The Companies are unable to estimate the time period over which the remaining accrued liability will be incurred because, among other things, the required remediation has not been determined for some of the sites. Under their current rate plans, the Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) certain site investigation and remediation costs.
Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites at December 31, 2015 and 2014 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Remediation costs incurred	$37	$29	$34	$20
Insurance recoveries received (a)	—	7	—	7
(a) Reduced amount deferred for recovery from customers
In 2015, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $2.8 billion and $2.7 billion, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Trial courts have begun, and unless otherwise determined by an appellate court may continue, to apply a different standard for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate plans, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2015 and 2014 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$86	$83	$81	$78
Regulatory assets – workers’ compensation	$11	$8	$11	$8
Note H – Other Material Contingencies
Manhattan Steam Main Rupture
In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately ninety suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At December 31, 2015, the company has accrued its estimated liability for the suits of $50 million and an insurance receivable in the same amount.
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Street in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC (which also conducted an investigation). In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. Approximately seventy suits are pending against the company seeking generally unspecified damages and, in one case, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At December 31, 2015, the company had not accrued a liability for the incident.
Other Contingencies
See “Other Regulatory Matters” in Note B and "Uncertain Tax Positions" in Note L.
Guarantees
Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,856 million and $2,547 million at December 31, 2015 and 2014, respectively.
A summary, by type and term, of Con Edison’s total guarantees at December 31, 2015 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
NY Transco	$791	$567	$—	$1,358
Energy transactions	792	35	97	924
Renewable electric production projects	471	1	27	499
Other	75	—	—	75
Total	$2,129	$603	$124	$2,856
NY Transco – Con Edison has guaranteed payment by CET Electric of the contributions it agreed to make to New York Transco LLC (NY Transco). CET Electric acquired a 45.7 percent interest in NY Transco when it was formed in 2014. NY Transco’s transmission projects are being developed initially by CECONY and other New York transmission owners and are expected to be sold to NY Transco. The development of the projects would be subject to authorizations from the NYSPSC, the FERC and other federal, state and local agencies. Guarantee amount shown is for the maximum possible required amount of CET Electric's contributions, which assumes that all of the NY Transco projects proposed when NY Transco was formed receive all required regulatory approvals and are completed at 175 percent of their estimated costs and that NY Transco does not use any debt financing to construct the projects. Guarantee term shown is assumed as the timing of the contributions is not certain.
Energy Transactions – Con Edison guarantees payments on behalf of its competitive energy businesses in order to facilitate physical and financial transactions in gas, pipeline capacity, oil, electricity, renewable energy credits and energy services. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet.
Renewable Electric Production Projects – Con Edison, Con Edison Development and Con Edison Solutions guarantee payments associated with investments in solar and wind energy facilities by their wholly-owned subsidiaries.
Other – Other guarantees primarily relate to $70 million in guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects and operation of solar energy facilities of Con Edison Solutions and Con Edison Development, respectively. In addition, Con Edison issued a guarantee to the Public Utility Commission of Texas covering obligations of Con Edison Solutions as a retail electric provider. Con Edison’s estimate of the maximum potential obligation for this guarantee is $5 million as of December 31, 2015.
Note I – Electricity Purchase Agreements
The Utilities have electricity purchase agreements with non-utility generators and others for generating capacity. The Utilities recover their purchased power costs in accordance with provisions approved by the applicable state public utility regulators. See “Recoverable Energy Costs” in Note A.
At December 31, 2015, the significant terms of the electricity purchase agreements with non-utility generators were as follows:

Facility	Equity Owner	Plant Output (MW)	Contracted Output (MW)	Contract Start Date	Contract Term (Years)
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	322	299	November 1996	40
Linden Cogeneration	Cogen Technologies Linden Venture, LP	1,035	609	May 1992	25
Indian Point	Entergy Nuclear Power Marketing, LLC	2,311	500	August 2001	16
Astoria Energy	Astoria Energy, LLC	640	500	May 2006	10
The Utilities also conducted auctions and have entered into various other electricity purchase agreements. Assuming performance by the parties to the electricity purchase agreements, the Utilities are obligated over the terms of the agreements to make capacity and other fixed payments.
The future capacity and other fixed payments under the contracts are estimated to be as follows:

(Millions of Dollars)	2016	2017	2018	2019	2020	All Years Thereafter
Con Edison	$222	$207	$181	$98	$53	$762
CECONY	218	205	181	98	53	762
For energy delivered under most of the electricity purchase agreements, CECONY is obligated to pay variable prices. The company’s payments under the agreements for capacity, energy and other fixed payments in 2015, 2014 and 2013 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
Linden Cogeneration	$323	$381	$346
Indian Point	226	247	220
Astoria Energy	178	230	183
Brooklyn Navy Yard	113	133	118
Indeck Corinth (a)	25	80	79
Selkirk (b)	—	144	215
Independence (b)	—	97	121
Total	$865	$1,312	$1,282
(a) Contract term ended in 2015.
(b) Contract term ended in 2014.
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
Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with the accounting rules for regulated operations, the amortization of the leased asset is based on the rental payments recovered from customers. The following assets under capital leases are included in the Companies’ consolidated balance sheets at December 31, 2015 and 2014:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
UTILITY PLANT
Common	$3	$3	$2	$1
The accumulated amortization of the capital leases for Con Edison and CECONY was $3 million and $2 million, respectively at December 31, 2015, and $2 million and $1 million, respectively at December 31, 2014.
The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)	Con Edison	CECONY
2016	$1	$1
2017	1	1
2018	1	1
2019	—	—
2020	—	—
All years thereafter	—	—
Total	3	3
Less: amount representing interest	1	1
Present value of net minimum lease payment	$2	$2

Operating leases: The future minimum lease commitments under the Companies’ non-cancelable operating lease agreements are as follows:

(Millions of Dollars)	Con Edison	CECONY
2016	$18	$12
2017	18	12
2018	18	12
2019	16	10
2020	15	9
All years thereafter	123	42
Total	$208	$97
Lease In/Lease Out Transactions
In each of 1997 and 1999, Con Edison Development entered into transactions in which it leased property and then immediately subleased the properties back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involved electric generating and gas distribution facilities in the Netherlands. In accordance with the accounting rules for leases, Con Edison accounted for the two LILO transactions as leveraged leases.
In 2013, the Court of Appeals for the Federal Circuit reversed a lower court decision and disallowed tax losses in connection with the 1997 LILO transaction and Con Edison entered into a closing agreement with the Internal Revenue Service (IRS) regarding the 1997 and 1999 LILO transactions. In addition, in 2013, Con Edison recorded an after-tax charge of $150 million to reflect, as required by the accounting rules for leveraged lease transactions, the recalculation of the accounting effect of the LILO transactions based on the revised after-tax cash flows projected from the inception of the leveraged leases as well as the interest on the potential tax liability resulting from the disallowance of federal and state income tax losses for the LILO transactions. Also, in 2013, the LILO transactions were terminated, as a result of which the company realized a $55 million gain (after-tax). In 2014, adjustments were made to the interest accrued on the liability and the related taxes resulting in a decrease to net income of $1 million. Adjustments made in 2015 were immaterial.
The effect on Con Edison’s consolidated income statement for the twelve months ended as of December 31, 2014 and 2013 was as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2014	2013
Increase/(decrease) to non-utility operating revenues	$—	$(27)
(Increase)/decrease to other interest expense	13	(131)
Income tax benefit/(expense)	(14)	63
Total increase/(decrease) in net income	$(1)	$(95)
Note K – Goodwill
In 2015 and 2014, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of the goodwill were allocated to CECONY and O&R, respectively. In 2015 and 2014, Con Edison also completed impairment tests for the goodwill of $23 million related to two energy services companies acquired by Con Edison Solutions and a gas storage company acquired by Con Edison Development, and determined that the goodwill was not impaired. Estimates of future cash flows, projected growth rates, and discount rates inherent in the cash flow estimates for the energy services companies and gas storage company may vary significantly from actual results, which could result in a future impairment of goodwill.

Note L – Income Tax
The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2015	2014	2013	2015	2014	2013
State
Current	$38	$59	$151	$48	$66	$111
Deferred	93	61	(70)	82	65	(14)
Federal
Current	(86)	(9)	285	77	158	187
Deferred	569	463	115	372	271	241
Amortization of investment tax credits	(9)	(6)	(5)	(5)	(5)	(5)
Total income tax expense	$605	$568	$476	$574	$555	$520
The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Deferred tax liabilities:
Property basis differences	$8,614	$7,510	$7,922	$6,938
Regulatory assets:
Unrecognized pension and other postretirement costs	1,562	1,968	1,490	1,872
Future income tax	947	910	899	863
Environmental remediation costs	365	376	322	333
Deferred storm costs	75	129	45	91
Other regulatory assets	367	347	308	300
Equity investments	295	168	—	—
Total deferred tax liabilities	$12,225	$11,408	$10,986	$10,397
Deferred tax assets:
Accrued pension and other postretirement costs	$982	$1,306	$857	$1,155
Regulatory liabilities	836	615	752	574
Superfund and other environmental costs	308	306	268	264
Asset retirement obligations	97	77	94	75
Loss carryforwards	29	21	—	—
Tax credits carryforward	258	—	1	—
Valuation allowance	(15)	(11)	—	—
Other	362	272	292	203
Total deferred tax assets	2,857	2,586	2,264	2,271
Net deferred tax liabilities	$9,368	$8,822	$8,722	$8,126
Unamortized investment tax credits	169	126	33	37
Net deferred tax liabilities and unamortized investment tax credits	$9,537	$8,948	$8,755	$8,163
In November 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The Companies adopted this new pronouncement for the year ended December 31, 2015 and applied it retrospectively. As a result, Con Edison and CECONY adjusted $128 million and $94 million, respectively, from current deferred tax assets to noncurrent deferred tax income taxes and unamortized investment tax credits on the Companies' consolidated balance sheets at December 31, 2014.
Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2015	2014	2013	2015	2014	2013
STATUTORY TAX RATE
Federal	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	5	5	4	5	5	5
Cost of removal	(5)	(5)	(5)	(5)	(5)	(5)
Manufacturing deduction	—	—	(1)	—	—	—
Other	(1)	(1)	(2)	—	(1)	(1)
Effective tax rate	34%	34%	31%	35%	34%	34%
In 2015, Con Edison had a federal net operating loss, due primarily to accelerated bonus depreciation. The Company expects to carryback its 2015 net operating loss to 2013 and recover $6 million of 2013 income tax. Con Edison has $258 million in general business tax credits, which if unused will begin to expire in 2032. A deferred tax asset for this tax attribute carryforward was recorded, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized. As a result of the extension of bonus depreciation for 2015 and 2016 (see discussion below), Con Edison recorded a full valuation allowance of $4 million in 2015 against its charitable contribution carryforwards of $1 million and $9 million from 2010 and 2011, respectively, that will expire in 2015 and 2016. In addition, an $11 million valuation allowance for New York City income tax purposes has been provided; as it is not more likely than not that the deferred tax asset will be realized.
In 2014, tax legislation was enacted in the State of New York that reduced the corporate franchise tax rate from 7.1 percent to 6.5 percent, beginning January 1, 2016. The application of this legislation decreased Con Edison’s accumulated deferred tax liabilities by $74 million ($69 million for CECONY), decreased Con Edison’s regulatory asset for future income tax by $11 million ($10 million for CECONY) and increased Con Edison’s regulatory liability by $62 million ($59 million for CECONY). The impact of this tax legislation on Con Edison’s effective tax rate was not material, and there was no impact on CECONY’s effective tax rate for the year ended December 31, 2014.

Under the Taxpayer Relief Act of 2012, 50 percent bonus depreciation expired on December 31, 2013. In December 2014, President Obama signed into law the Tax Increase Prevention Act of 2014, which extended bonus depreciation for another year through December 31, 2014. As a result of the extension of bonus depreciation to 2014, Con Edison filed a refund request with the IRS in January 2015 to recover $224 million ($128 million for CECONY) in estimated federal tax payments and received the refund in March 2015.

In December 2015, President Obama signed into law the Protecting Americans from Tax Hikes Act of 2015, which extends bonus depreciation for property acquired and placed in service during 2015 through 2019. The bonus depreciation percentage is 50 percent for property placed in service during 2015, 2016 and 2017 and phases down to 40 percent in 2018, and 30 percent in 2019. As a result of the extension of bonus depreciation to 2015, Con Edison filed a refund request with the IRS in January 2016 to recover $160 million in estimated federal tax payments. In February 2016, Con Edison received a refund of estimated taxes paid in the amount of $160 million ($143 million for CECONY).
Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

	Con Edison			CECONY
(Millions of Dollars)	2015	2014	2013	2015	2014	2013
Balance at January 1,	$34	$9	$86	$2	$—	$74
Additions based on tax positions related to the current year	—	—	5	—	—	—
Additions based on tax positions of prior years	1	27	253	—	2	—
Reductions for tax positions of prior years	—	(2)	(86)	—	—	(74)
Reductions from expiration of statute of limitations	(1)	—	—	—	—	—
Settlements	—	—	(249)	—	—	—
Balance at December 31,	$34	$34	$9	$2	$2	$—
As of December 31, 2015, Con Edison reasonably expects to resolve approximately $25 million ($16 million, net of federal taxes) of its uncertainties related to certain tax matters within the next twelve months. Favorable resolution would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $2 million ($1 million, net of federal taxes), of which the entire amount, if recognized, would reduce CECONY’s effective tax rate.
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2015 and 2014, the Companies recognized an immaterial amount of interest and no penalties for uncertain tax positions in their consolidated income statements. In 2013, Con Edison recognized $121 million of interest expense ($131 million related to the LILO transactions (see “Lease In/Lease Out Transactions” in Note J), less a reduction of $10 million in accrued interest expense primarily associated with repair allowance deductions and reversing other uncertain tax positions in 2013). At December 31, 2015 and 2014, the Companies recognized an immaterial amount of interest and no penalties in their consolidated balance sheets.
At December 31, 2015, the total amount of unrecognized tax benefits that, if recognized, would reduce the Companies’ effective tax rate is $34 million ($22 million, net of federal taxes) with $2 million ($1 million, net of federal taxes) attributable to CECONY.
The federal tax returns for 2012 through 2014 remain open for examinations. State income tax returns remain open for examination in New York for tax years 2006 through 2014 and in New Jersey for tax years 2008 through 2014.
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
Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased in the open market. The shares used during the year ended December 31, 2015 were treasury shares and new shares. The Companies intend to use new shares to fulfill their stock-based compensation obligations for 2016.
The Companies recognized stock-based compensation expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the years ended December 31, 2015, 2014 and 2013:

	Con Edison			CECONY
(Millions of Dollars)	2015	2014	2013	2015	2014	2013
Performance-based restricted stock	$27	$22	$20	$23	$19	$18
Time-based restricted stock	1	2	2	1	2	2
Non-employee director deferred stock compensation	2	2	2	2	2	2
Stock purchase plan	4	3	3	3	3	3
Total	$34	$29	$27	$29	$26	$25
Income tax benefit	$14	$12	$11	$12	$10	$10
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
A summary of changes in the status of stock options as of December 31, 2015 is as follows:

	Con Edison		CECONY
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	229,850	$42.99	191,350	$43.00
Exercised	150,225	42.71	125,575	42.74
Forfeited	500	43.50	—	—
Outstanding at December 31, 2015 (a)	79,125	$43.50	65,775	$43.50
(a) The weighted average remaining contractual life is one year for all outstanding options as of December 31, 2015.
The following table summarizes information about stock options for the years ended December 31, 2015 and 2014:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Aggregate intrinsic value (a)
Options outstanding	$2	$5	$1	$4
Options exercised	3	4	3	3
Cash received by Con Edison for payment of exercise price	6	11	5	8
(a) Aggregate intrinsic value represents the changes in the fair value of all outstanding options from their grant dates to December 31 of the years presented above.
The income tax benefit Con Edison realized from stock options exercised in the years ended December 31, 2015, 2014 and 2013 was $1 million, $1 million and $10 million, respectively.
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
The number of units in each annual Performance RSU award is subject to adjustment as follows: (i) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 200 percent, based on Con Edison’s total shareholder return relative to a specified peer group during a specified performance period (the TSR portion); and

(ii) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 120 percent for management employees and from 0 to 200 percent, based on the Companies’ annual incentive plans or, for certain executive officers, actual performance as compared to certain performance measures during a specified performance period (the non-TSR portion). Performance RSU awards generally vest upon completion of the performance period.
Performance against the established targets is recomputed each reporting period as of the earlier of the reporting date and the vesting date. The TSR portion applies a Monte Carlo simulation model, and the non-TSR portion is the product of the market price at the end of the period and the average non-TSR determination over the vesting period. Performance RSUs are “liability awards” because each Performance RSU represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, changes in the fair value of the Performance RSUs are reflected in net income. The assumptions used to calculate the fair value of the awards were as follows:

	2015	2014	2013
Risk-free interest rate (a)	0.64% - 3.28%	0.23% - 3.07%	0.13% - 5.17%
Expected term (b)	3 years	3 years	3 years
Expected share price volatility (c)	15.82%	13.14%	13.52%

(a)	The risk-free rate is based on the U.S. Treasury zero-coupon yield curve on the date of grant.

(b)	The expected term of the Performance RSUs equals the vesting period. The Companies do not expect significant forfeitures to occur.

(c)	The expected volatility is calculated using daily closing stock prices over a period of three years, which approximates the expected term of the awards.
A summary of changes in the status of the Performance RSUs’ TSR and non-TSR portions during the year ended December 31, 2015 is as follows:

	Con Edison			CECONY
		Weighted Average Grant Date Fair Value (a)			Weighted Average Grant Date Fair Value (a)
	Units	TSR Portion (b)	Non-TSR Portion (c)	Units	TSR Portion (b)	Non-TSR Portion (c)
Non-vested at December 31, 2014	1,100,607	$42.33	$56.61	880,523	$42.58	$56.70
Granted	363,900	57.67	63.22	288,669	57.22	63.12
Vested	(327,536)	49.45	58.84	(266,683)	49.34	58.83
Forfeited	(58,632)	43.84	58.25	(49,252)	43.54	58.14
Non-vested at December 31, 2015	1,078,339	$45.26	$58.08	853,257	$45.37	$58.12

(a)	The TSR and non-TSR Portions each account for 50 percent of the awards’ value.

(b)	Fair value is determined using the Monte Carlo simulation described above. Weighted average grant date fair value does not reflect any accrual or payment of dividends prior to vesting.

(c)
Fair value is determined using the market price of one share of Con Edison common stock on the grant date. The market price has not been discounted to reflect that dividends do not accrue and are not payable on Performance RSUs until vesting.

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding at December 31, 2015 is $29 million, including $23 million for CECONY, and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY.
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
A summary of changes in the status of time-based awards during the year ended December 31, 2015 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	65,423	$57.65	62,173	$57.64
Granted	23,000	61.00	21,800	61.00
Vested	(20,773)	58.42	(19,773)	58.42
Forfeited	(2,670)	58.35	(2,570)	58.39
Non-vested at December 31, 2015	64,980	$58.56	61,630	$58.55
The total expense to be recognized by Con Edison in future periods for unvested time-based awards outstanding at December 31, 2015 for Con Edison and CECONY was $2 million and is expected to be recognized over a weighted average period of one year.
Under the LTIP, each non-employee director receives stock units, which are deferred until the director’s separation from service or another date specified by the director. Each director may also elect to defer all or a portion of their cash compensation into additional stock units, which are deferred until the director’s termination of service or another date specified by the director. Non-employee directors’ stock units issued under the LTIP are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the year ended December 31, 2015, approximately 30,724 units were issued at a weighted average grant date price of $61.31.
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
Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2015, 2014 and 2013, 761,784, 708,276 and 864,281 shares were purchased under the Stock Purchase Plan at a weighted average price of $62.75, $56.23 and $57.24 per share, respectively.
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
The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2015 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Interest charges	Income taxes on operating income (a)	Total assets (b)	Construction expenditures
CECONY
Electric	$8,172	$18	$820	$1,798	$447	$447	$30,603	$1,658
Gas	1,527	6	142	356	96	100	6,974	671
Steam	629	86	78	93	41	41	2,653	106
Consolidation adjustments	—	(110)	—	—	—	—	—	—
Total CECONY	$10,328	$—	$1,040	$2,247	$584	$588	$40,230	$2,435
O&R
Electric	$663	$—	$50	$103	$23	$31	$2,140	$114
Gas	182	—	18	18	12	2	579	46
Other (b)	—	—	—	—	—	—	—	—
Total O&R	$845	$—	$68	$121	$35	$33	$2,719	$160
Competitive energy businesses	$1,383	$(2)	$22	$58	$11	$22	$1,680	$823
Other (c)	(2)	2	—	1	23	1	1,013	—
Total Con Edison	$12,554	$—	$1,130	$2,427	$653	$644	$45,642	$3,418

As of and for the Year Ended December 31, 2014 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Interest charges	Income taxes on operating income (a)	Total assets (b)(d)	Construction expenditures
CECONY
Electric	$8,437	$16	$781	$1,712	$412	$425	$30,295	$1,500
Gas	1,721	6	132	314	89	88	6,478	549
Steam	628	84	78	113	36	49	2,670	83
Consolidation adjustments	—	(106)	—	—	—	—	—	—
Total CECONY	$10,786	$—	$991	$2,139	$537	$562	$39,443	$2,132
O&R
Electric	$680	$—	$46	$103	$24	$29	$2,023	$105
Gas	212	—	15	25	10	6	786	37
Other (b)	—	—	—	—	1	—	1	—
Total O&R	$892	$—	$61	$128	$35	$35	$2,810	$142
Competitive energy businesses	$1,244	$(10)	$19	$(60)	$(8)	$(8)	$1,013	$447
Other (c)	(3)	10	—	2	27	—	805	—
Total Con Edison	$12,919	$—	$1,071	$2,209	$591	$589	$44,071	$2,721

As of and for the Year Ended December 31, 2013 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Interest charges	Income taxes on operating income (a)	Total assets (b)(d)	Construction expenditures
CECONY
Electric	$8,131	$16	$749	$1,595	$402	$380	$27,547	$1,471
Gas	1,616	5	130	362	83	112	5,977	536
Steam	683	82	67	103	36	39	2,571	128
Consolidation adjustments	—	(103)	—	—	—	—	—	—
Total CECONY	$10,430	$—	$946	$2,060	$521	$531	$36,095	$2,135
O&R
Electric	$628	$—	$41	$87	$25	$13	$1,882	$98
Gas	205	—	15	33	11	7	640	37
Other (b)	—	—	—	—	1	—	2	—
Total O&R	$833	$—	$56	$120	$37	$20	$2,524	$135
Competitive energy businesses	$1,096	$5	$23	$63	$135	$(41)	$1,305	$378
Other (c)	(5)	(5)	(1)	1	26	(6)	527	—
Total Con Edison	$12,354	$—	$1,024	$2,244	$719	$504	$40,451	$2,648

(a)
For Con Edison, the income tax expense on non-operating income was $40 million, $21 million and $28 million in 2015, 2014 and 2013, respectively. For CECONY, the income tax expense on non-operating income was $14 million, $7 million and $11 million in 2015, 2014 and 2013, respectively.

(b)	Includes amounts related to the RECO securitization.

(c)	Parent company, consolidation adjustments and Con Edison Transmission. Other does not represent a business segment.

(d)
Reflects $237 million and $196 million in 2014 and 2013, respectively, related to the adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” See Notes C and L.

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
The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at December 31, 2015 and 2014 were:

(Millions of Dollars)	2015				2014
Balance Sheet Location	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)		Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$59	$(41)	$18	(b)	$111	$(67)	$44	(b)
Current - assets held for sale (c)	51	(50)	1		—	—	—
Noncurrent	57	(54)	3		34	(23)	11
Noncurrent - assets held for sale (c)	15	(15)	—		—	—	—
Total fair value of derivative assets	$182	$(160)	$22		$145	$(90)	$55
Fair value of derivative liabilities
Current	$(144)	$78	$(66)		$(242)	$139	$(103)
Current - liabilities held for sale (c)	(115)	50	(65)		—	—	—
Noncurrent	(102)	63	(39)		(66)	91	25
Noncurrent - liabilities held for sale (c)	(28)	15	(13)		—	—	—
Total fair value of derivative liabilities	$(389)	$206	$(183)		$(308)	$230	$(78)
Net fair value derivative assets/(liabilities)	$(207)	$46	$(161)	(b)	$(163)	$140	$(23)	(b)
CECONY
Fair value of derivative assets
Current	$40	$(32)	$8	(b)	$26	$(15)	$11	(b)
Noncurrent	48	(47)	1		22	(20)	2
Total fair value of derivative assets	$88	$(79)	$9		$48	$(35)	$13
Fair value of derivative liabilities
Current	$(121)	$71	$(50)		$(96)	$48	$(48)
Noncurrent	(92)	56	(36)		(42)	32	(10)
Total fair value of derivative liabilities	$(213)	$127	$(86)		$(138)	$80	$(58)
Net fair value derivative assets/(liabilities)	$(125)	$48	$(77)	(b)	$(90)	$45	$(45)	(b)

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

(b)
At December 31, 2015 and 2014, margin deposits for Con Edison ($26 million and $27 million, respectively) and CECONY ($26 million and $25 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)	Amounts represent derivative assets and liabilities included in assets and liabilities held for sale on the consolidated balance sheet (see Note U).

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
The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the years ended December 31, 2015 and 2014:

		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2015		2014		2015		2014
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$1		$(10)		$2		$(7)
Noncurrent	Deferred derivative gains	1		1		—		1
Total deferred gains/(losses)		$2		$(9)		$2		$(6)
Current	Deferred derivative losses	$(16)		$(75)		$(11)		$(70)
Current	Recoverable energy costs	(136)		36		(127)		26
Noncurrent	Deferred derivative losses	(25)		(17)		(23)		(17)
Total deferred gains/(losses)		$(177)		$(56)		$(161)		$(61)
Net deferred gains/(losses)		$(175)		$(65)		$(159)		$(67)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(109)	(a)	$(37)	(b)	$—		$—
	Gas purchased for resale	(106)		(115)		—		—
	Non-utility revenue	30	(a)	29	(b)	—		—
	Other operations and maintenance expense	(1)	(c)	—		(1)	(c)	—
Total pre-tax gain/(loss) recognized in income		$(186)		$(123)		$(1)		$—

(a)	For the year ended December 31, 2015, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($1 million gain) and purchased power expense ($1 million loss).

(b)	For the year ended December 31, 2014, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($4 million gain) and purchased power expense ($132 million loss).

(c)	For the year ended December 31, 2015, Con Edison and CECONY recorded an unrealized loss in other operations and maintenance expense ($1 million).
The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at December 31, 2015:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison (c)	37,036,264	21,174	50,052,794	3,696,000
CECONY	18,742,050	12,000	47,540,000	3,696,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts which are associated with electric and gas contracts and hedged volumes.

(c)	Includes 16,381,544 MWh for electric energy, 7,262 MW for capacity and 580,362 Dt for natural gas derivative transactions that are held for sale.
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
At December 31, 2015, Con Edison and CECONY had $212 million and $26 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $146 million with commodity exchange brokers, $50 million with independent system operators, $8 million with investment-grade counterparties and $8 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure was with commodity exchange brokers.
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
The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at December 31, 2015:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$106	$81
Collateral posted	18	17
Additional collateral (b) (downgrade one level from current ratings)	9	6
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	142	104

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $16 million at December 31, 2015. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At December 31, 2015, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $6 million.

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

Assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014 are summarized below.

	2015					2014
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$2	$25	$13	$7	$47	$3	$78	$28	$(27)	$82
Commodity held for sale (f)	—	63	1	(63)	1	—	—	—	—	—
Other (a)(b)(d)	185	112	—	—	297	163	116	—	—	279
Total assets	$187	$200	$14	$(56)	$345	$166	$194	$28	$(27)	$361
Derivative liabilities:
Commodity (a)(b)(c)	$16	$153	$1	$(65)	$105	$18	$246	$8	$(194)	$78
Commodity held for sale (f)	1	133	7	(63)	78	—	—	—	—	—
Total liabilities	$17	$286	$8	$(128)	$183	$18	$246	$8	$(194)	$78
CECONY
Derivative assets:
Commodity (a)(b)(c)	$1	$9	$8	$17	$35	$1	$3	$13	$21	$38
Other (a)(b)(d)	171	105	—	—	276	155	106	—	—	261
Total assets	$172	$114	$8	$17	$311	$156	$109	$13	$21	$299
Derivative liabilities:
Commodity (a)(b)(c)	$14	$129	$—	$(57)	$86	$16	$91	$—	$(49)	$58

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. There were no transfers between levels 1, 2 and 3 for the years ended December 31, 2015 and 2014.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2015 and 2014, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

(d)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.

(e)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

(f)	Amounts represent derivative assets and liabilities included in Assets and Liabilities held for sale on the consolidated balance sheet (see Note U).
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

	Fair Value of Level 3 at December 31, 2015
	(Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison — Commodity
Electricity	$(5)	Discounted Cash Flow	Forward energy prices (a)	$18.33-$77.50 per MWh
		Discounted Cash Flow	Forward capacity prices (a)	$1.17-$7.50 per kW-month
Natural Gas	1	Discounted Cash Flow	Forward natural gas prices (a)	$(7.60) - $5.55 per Dt
Transmission Congestion Contracts/Financial Transmission Rights	10	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	40.8%-62.1%
			Discount to adjust auction prices for historical monthly realized settlements (b)	37.5%-82.2%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(6.35)-$5.59 per MWh
Total Con Edison — Commodity	$6
CECONY — Commodity
Transmission Congestion Contracts	$8	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	40.8%-62.1%
			Discount to adjust auction prices for historical monthly realized settlements (b)	37.5%-82.2%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2015 and 2014 and classified as Level 3 in the fair value hierarchy:

	Con Edison		CECONY
(Millions of Dollars)	2015	2014	2015	2014
Beginning balance as of January 1,	$20	$9	$13	$6
Included in earnings	(20)	30	(6)	2
Included in regulatory assets and liabilities	1	7	—	7
Purchases	11	22	5	16
Settlements	(6)	(48)	(4)	(18)
Ending balance as of December 31,	$6	$20	$8	$13
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
For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both years) and purchased power costs ($14 million loss and $27 million gain) on the consolidated income statement for the years ended December 31, 2015 and 2014, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at December 31, 2015 and 2014 is included in non-utility revenues (immaterial for both years) and purchased power costs ($8 million loss and $2 million gain) on the consolidated income statement for the years ended December 31, 2015 and 2014, respectively.
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
CECONY
CECONY has a variable interest in a non-consolidated VIE, Astoria Energy, LLC (Astoria Energy), with which CECONY has entered into a long-term electricity purchase agreement. CECONY is not the primary beneficiary of this VIE since CECONY does not have the power to direct activities that CECONY believes most significantly impact the economic performance of Astoria Energy. In particular, CECONY has not invested in, or guaranteed the indebtedness of, Astoria Energy and CECONY does not operate or maintain Astoria Energy’s generating facilities. CECONY also has long-term electricity purchase agreements with the following two potential VIEs: Cogen Technologies Linden Venture, LP and Brooklyn Navy Yard Cogeneration Partners, LP. In 2015, requests were made of these counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. See Note I for information on these electricity purchase agreements, the payments pursuant to which constitute CECONY's maximum exposure to loss with respect to the potential VIEs.
Con Edison Development
In 2015, Con Edison Development purchased a 50 percent membership interest in Panoche Holdings, LLC (Panoche Valley). As a result, Con Edison has a variable interest in Panoche Valley, which is a non-consolidated entity. Panoche Valley owns a project company that is developing a 247 MW (AC) solar electric production project in California. Electricity generated by the project is to be sold to the Southern California Edison Company pursuant to a long-term power purchase agreement. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of Panoche Valley is shared equally between Con Edison Development and a third party. At December 31, 2015, Con Edison’s consolidated balance sheet includes $37 million in investments and $77 million representing a note receivable related to Panoche Valley, which assessed in accordance with the accounting rules for variable interest entities, is Con Edison’s current maximum exposure to loss in the entity.
Con Edison has a variable interest in CED California Holdings Financing I, LLC (California Solar), which is no longer a consolidated entity. Con Edison Development sold 50 percent of its membership interest in California Solar which was previously a wholly-owned subsidiary in May 2014. California Solar owns project companies that operate 110 MW (AC) of solar electric production projects in California. Electricity generated by the projects is sold to Pacific Gas and Electric Company pursuant to long-term power purchase agreements. Subsequent to the sale, Con Edison Development’s remaining 50 percent interest in California Solar is accounted for under the equity method.
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
Con Edison has a variable interest in OCI Solar San Antonio 4 LLC (Texas Solar 4), which is a consolidated entity in which Con Edison Development purchased an 80 percent membership interest in 2014 for $49 million. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 is held by Con Edison Development. Texas Solar 4 owns a project company that developed a 40 MW (AC) solar electric production project in Texas. Electricity generated by the project is sold to the City of San Antonio pursuant to a long-term power purchase agreement. At December 31, 2015 and 2014, Con Edison’s consolidated balance sheet includes $58 million in net assets (as detailed in the table below) and the non-controlling interest of the third party of $9 million related to Texas Solar 4. Earnings for the year ended December 31, 2015 and 2014 were immaterial.

(Millions of Dollars)	2015	2014
Restricted cash	$9	$13
Receivable from parent company	32	—
Non-utility property, less accumulated depreciation of $5 and $1, respectively	107	108
Other assets	11	14
Total assets (a)	$159	$135
Long-term debt due within one year	$2	$66
Other liabilities	37	11
Long-term debt	62	—
Total liabilities (b)	$101	$77

(a)	The assets of Texas Solar 4 represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.

(b)	The liabilities of Texas Solar 4 represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.
The following table summarizes the VIEs in which Con Edison Development has entered into as of December 31, 2015:

Project Name (a)	Generating Capacity (b) (MW AC)	Power Purchase Agreement Term in Years	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3	128	20	2014	Nevada	$189
Panoche Valley	124	20	2015	California	114
Mesquite Solar 1	83	20	2013	Arizona	110
Copper Mountain Solar 2	75	25	2013	Nevada	85
California Solar	55	25	2012	California	75
Broken Bow II	38	25	2014	Nebraska	55
Pilesgrove	9	n/a (d)	2010	New Jersey	26
Texas Solar 4	32	25	2014	Texas	17

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

(c)
For investments accounted for under the equity method, maximum exposure is equal to the carrying value of the investment on the consolidated balance sheet and any related receivables due from the project. For consolidated investments, maximum exposure is equal to the net assets of the investment on the consolidated balance sheet less any applicable noncontrolling interest and receivables from the parent company. Con Edison did not provide any financial or other support during the year that was not previously contractually required.

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
The Companies recorded asset retirement obligations associated with the removal of asbestos and asbestos-containing material in their buildings (other than the structures enclosing generating stations and substations), electric equipment and steam and gas distribution systems. The Companies also recorded asset retirement obligations relating to gas and oil pipelines abandoned in place.
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
Con Edison recorded asset retirement obligations for the removal of its competitive energy businesses’ solar and wind equipment related to projects located on property that is not owned by them and the term of the arrangement is finite including any renewal options. Con Edison did not record asset retirement obligations for its competitive energy businesses’ projects that are located on property that is owned by them because they expect that the equipment will continue to generate electricity at these facilities long past the manufacturer’s warranty at minimal operating expense. Therefore, Con Edison was unable to reasonably estimate the retirement date of this equipment.
The Utilities include in depreciation rates the estimated removal costs, less salvage, for utility plant assets. The amounts related to removal costs that are associated with asset retirement obligations are classified as an asset retirement liability. Pursuant to accounting rules for regulated operations, future removal costs that do not represent legal asset retirement obligations are recorded as regulatory liabilities. Accretion and depreciation expenses related to removal costs that represent legal asset retirement obligations are applied against the Companies’ regulatory liabilities. Asset retirement costs that are recoverable from customers are recorded as regulatory liabilities to reflect the timing difference between costs recovered through the rate-making process and recognition of costs.
At December 31, 2015, the liabilities for asset retirement obligations of Con Edison and CECONY were $242 million and $234 million, respectively. At December 31, 2014, the liabilities for asset retirement obligations of Con Edison and CECONY were $188 million and $185 million, respectively. The increase in liabilities at December 31, 2015 was due to changes in estimated cash flows of $82 million and $77 million for Con Edison and CECONY, respectively, and accretion expense of $8 million for both Con Edison and CECONY. The increases were offset in part by liabilities settled of $36 million for both Con Edison and CECONY. Con Edison and CECONY also recorded reductions of $23 million and $16 million during the years ended December 31, 2015 and 2014, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense.
Note S – Related Party Transactions
The Utilities and Con Edison’s competitive businesses provide administrative and other services to each other pursuant to cost allocation procedures approved by the NYSPSC. The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2015, 2014 and 2013 were as follows:

	CECONY
(Millions of Dollars)	2015	2014	2013
Cost of services provided	$99	$90	$84
Cost of services received	60	57	52
In addition, CECONY and O&R have joint gas supply arrangements, in connection with which CECONY sold to O&R $54 million, $80 million and $72 million of natural gas for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are net of the effect of related hedging transactions.
FERC has authorized CECONY through 2017 to lend funds to O&R from time to time, for periods of not more than 12 months, in amounts not to exceed $250 million outstanding at any time, at prevailing market rates. There were no outstanding loans to O&R at December 31, 2015 and 2014.
In January 2016, CECONY entered into an agreement to sell certain electric transmission projects to NY Transco, a company in which CET Electric has a 45.7 percent ownership interest. Also, CECONY, O&R and NY Transco submitted a request to the NYSPSC for authorization in connection with the sale of the projects and the transfer of a substation from CECONY to O&R.
Note T – New Financial Accounting Standards
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
In January 2016, the FASB issued amendments on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments through ASU No. 2016-01, “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments require changes to the accounting for equity investments, the presentation and disclosure requirements for financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, clarification was provided related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. For public entities, the amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Companies are in the process of evaluating the potential impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

Note U – Assets Held for Sale
In June 2015, upon evaluating strategic alternatives, Con Edison initiated a plan to sell the retail electric supply business of its competitive energy businesses. The company expects the sale to close within the next twelve months. The company classified as held for sale the related assets and liabilities and ceased recording depreciation expense on these assets. There was no impairment of the assets held for sale, as the estimated fair value less costs to sell exceeded the carrying amount.
In October 2015, upon evaluating strategic alternatives, O&R entered into an agreement to sell Pike to Corning Natural Gas Holding Corporation for $16 million, including estimated working capital adjustments. The closing of the sale, which the company expects to occur within the next twelve months, is subject to certain regulatory approvals by the FERC and Pennsylvania Public Utility Commission. At December 31, 2015, the company classified the related electric and gas assets and liabilities as held for sale and ceased recording depreciation expense on these assets. O&R recorded an impairment charge of $5 million ($3 million net of taxes), representing the difference between the carrying amount of Pike’s assets and the estimated sales proceeds. The impairment is reported in other deductions on Con Edison's consolidated income statement for the year ended December 31, 2015 and reflected in the amount included in assets held for sale on the company's consolidated balance sheet at December 31, 2015.

At December 31, 2015, the carrying amounts of the assets and liabilities designated as held for sale were as follows:

(Millions of Dollars)	Retail Electric Supply Business	Pike	Total
Cash and temporary cash investments	$—	$4	$4
Accounts receivable, less allowance for uncollectible accounts of $8	64	—	64
Accrued unbilled revenue	64	1	65
Other assets	2	1	3
Total current assets	130	6	136
Utility plant, less accumulated depreciation of $6	—	14	14
Non-utility property, less accumulated depreciation of $13	4	—	4
Regulatory assets	—	3	3
Total assets held for sale	$134	$23	$157

Fair value of derivative liabilities	$65	$—	$65
Accounts payable	5	—	5
Other	1	2	3
Total current liabilities	71	2	73
Fair value of derivative liabilities	13	—	13
Long-term debt	—	3	3
Total liabilities held for sale	$84	$5	$89

Schedule I
Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Income and Comprehensive Income
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts)	2015	2014	2013
Equity in earnings of subsidiaries	$1,195	$1,101	$1,062
Other income (deductions), net of taxes	27	19	29
Interest expense	(29)	(28)	(29)
Net Income	$1,193	$1,092	$1,062
Comprehensive Income	$1,204	$1,072	$1,090
Net Income Per Share – Basic	$4.07	$3.73	$3.62
Net Income Per Share – Diluted	$4.05	$3.71	$3.61
Dividends Declared Per Share	$2.60	$2.52	$2.46
Average Number Of Shares Outstanding—Basic (In Millions)	293.0	292.9	292.9
Average Number Of Shares Outstanding—Diluted (In Millions)	294.4	294.0	294.4

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Cash Flows
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
Net Income	$1,193	$1,092	$1,062
Equity in earnings of subsidiaries	(1,195)	(1,101)	(1,062)
Dividends received from:
CECONY	872	712	728
O&R	81	40	38
Competitive energy businesses	8	8	12
Change in Assets:
Special deposits	—	314	(264)
Income taxes receivable	58	(224)	—
Other – net	(382)	(199)	166
Net Cash Flows from Operating Activities	635	642	680
Investing Activities
Contributions to subsidiaries	(15)	(1)	—
Net Cash Flows Used in Investing Activities	(15)	(1)	—
Financing Activities
Net proceeds of short-term debt	162	101	58
Retirement of long-term debt	(2)	(2)	(1)
Issuance of common shares for stock plans, net of repurchases	1	(10)	(8)
Common stock dividends	(733)	(739)	(721)
Net Cash Flows Used in Financing Activities	(572)	(650)	(672)
Net Change for the Period	48	(9)	8
Balance at Beginning of Period	3	12	4
Balance at End of Period	$51	$3	$12

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Balance Sheet
(Parent Company Only)

	December 31,
(Millions of Dollars)	2015	2014
Assets
Current Assets
Cash and temporary cash investments	$51	$3
Special deposits	1	1
Accounts receivable – other	4	—
Income taxes receivable	166	224
Accounts receivable from affiliated companies	517	381
Prepayments	34	5
Other current assets	17	4
Total Current Assets	790	618
Investments in subsidiaries	12,737	12,277
Goodwill	406	406
Deferred income tax	11	18
Other noncurrent assets (b)	7	8
Total Assets	$13,951	$13,327
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$2	$2
Notes payable	437	274
Accounts payable to affiliated companies	146	147
Accrued taxes	—	13
Other current liabilities	10	10
Total Current Liabilities	595	446
Total Liabilities	595	446
Long-term debt (b)	304	305
Shareholders’ Equity
Common stock, including additional paid-in capital	5,062	5,023
Retained earnings	7,990	7,553
Total Shareholders’ Equity	13,052	12,576
Total Liabilities and Shareholders’ Equity	$13,951	$13,327

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

(b)	Reflects $3 million in 2014 related to the adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” See Note C.

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2015, 2014 and 2013

				COLUMN C Additions
Company (Millions of Dollars)	COLUMN A Description		COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions(b)	COLUMN E Balance At End of Period
Con Edison	Allowance for uncollectible accounts (a):
		2015	$106	$77	$—	$87	$96
		2014	$103	$98	—	$95	$106
		2013	$105	$86	—	$88	$103
CECONY	Allowance for uncollectible accounts (a):
		2015	$98	$69	$—	$76	$91
		2014	$95	$91	—	$88	$98
		2013	$96	$82	—	$83	$95

(a)	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable - customers and Other receivables) to which they apply.

(b)	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

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

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationships and Related Transactions, and Director Independence

Item 14: Principal Accounting Fees and Services

Con Edison
Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201(d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 16, 2016. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2015, the close of the fiscal year covered by this report.

The information required pursuant to Item 201(d) of Regulation S-K as at December 31, 2015 is as follows:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)		(2)	(3)
Equity compensation plans approved by security holders
2003 LTIP (a)	843,271		$43.500	—
2013 LTIP (b)	875,407		—	4,124,592
Stock Purchase Plan (c)	—		—	8,786,339
Total equity compensation plans approved by security holders	1,718,678		—	12,910,931
Total equity compensation plans not approved by security holders	4,000	(d)	—	—
Total	1,722,678		—	12,910,931

(a)
The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2003 (the “2003 LTIP”) include: (A) outstanding awards made in 2013 (351,269 shares for performance restricted stock units and 21,000 shares for time-based restricted stock units); (B) 267,599 shares for stock unit awards made prior to 2013 that have vested and for which the receipt of shares was deferred; (C) 124,278 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant) and (D) 79,125 stock options. Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The weighted-average exercise price shown is for stock options; other outstanding awards had no exercise price. No new awards may be made under the 2003 LTIP.

(b)
The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2013 (the “2013 LTIP”) include: (A) outstanding awards made in 2014 and subsequent years (733,655 shares for performance restricted stock units and 43,980 shares for time-based restricted stock units); (B) 97,772 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price. No new awards may be made under the 2013 LTIP after May 20, 2023.

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

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2015 and 2014 are as follows:

	2015	2014
Audit fees	$3,423,777	$3,329,689
Audit-related fees (a)	8,215	281,748
Tax fees (b)	75,088	—
All other fees (c)	102,867	—
Total fees	$3,609,947	$3,611,437

(a)
Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of the Company's financial statements that are not specifically deemed “Audit Services.” The major items included in audit-related fees in 2015 are fees related to other accounting and professional services. The major items included in audit-related fees in 2014 are fees for a compliance audit of certain grants received by the Company from the U.S. Department of Energy.

(b)	Relates to fees for tax compliance reporting relating to the Foreign Account Tax Compliance Act.

(c)	Relates to fees for cybersecurity risk review.

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

10.1.1.4	Amendment No. 1, dated as of January 21, 2016, among CECONY, Con Edison, O&R, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

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

10.1.4	The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-14514) as Exhibit 10.1.4)

10.1.5	The Consolidated Edison Thrift Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-14514) as Exhibit 10.1.5)

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

10.1.8	Description of Directors’ Compensation, effective as of December 31, 2015

10.1.9	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

10.1.10	Employment offer letter, dated November 21, 2013 to John McAvoy. (Designated in Con Edison’s Current Report on Form 8-K, dated November 21, 2013 (File No. 1-14514) as Exhibit 10)

12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the years 2011 – 2015

21.1	Subsidiaries of Con Edison. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 21.1)

23.1	Consent of PricewaterhouseCoopers LLP

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1.1	Section 1350 Certifications – Chief Executive Officer

32.1.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Date Filed With Department of State	Form	Date	Exhibit
5/16/1988	10-K	12/31/1989	3	(b)
6/2/1989	10-K	12/31/1989	3	(c)
4/28/1992	8-K	4/24/1992	4	(d)
8/21/1992	8-K	8/20/1992	4	(e)
2/18/1998	10-K	12/31/1997	3.1.2.3

3.2.2	By-laws of CECONY, effective May 18, 2015. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 1-1217) as Exhibit 3.2)

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

4.2.16	The following forms of CECONY’s Debentures:

		Securities Exchange Act File No. 1-1217
Debenture		Form	Date	Exhibit
5.875%	Series 2003 A	8-K	4/7/2003	4
5.10%	Series 2003 C	8-K	6/12/2003	4.2
5.70%	Series 2004 B	8-K	2/11/2004	4.2
5.30%	Series 2005 A	8-K	3/7/2005	4
5.250%	Series 2005 B	8-K	6/20/2005	4
5.375%	Series 2005 C	8-K	11/16/2005	4.2
5.85%	Series 2006 A	8-K	3/9/2006	4
6.20%	Series 2006 B	8-K	6/15/2006	4
5.50%	Series 2006 C	8-K	9/25/2006	4
5.30%	Series 2006 D	8-K	12/1/2006	4.1
5.70%	Series 2006 E	8-K	12/1/2006	4.2
6.30%	Series 2007 A	8-K	8/28/2007	4
5.85%	Series 2008 A	8-K	4/4/2008	4.1
6.75%	Series 2008 B	8-K	4/4/2008	4.2
7.125%	Series 2008 C	8-K	12/4/2008	4
6.65%	Series 2009 B	8-K	3/25/2009	4.2
5.50%	Series 2009 C	8-K	12/4/2009	4
4.45%	Series 2010 A	8-K	6/7/2010	4.1
5.70%	Series 2010 B	8-K	6/7/2010	4.2
4.20%	Series 2012 A	8-K	3/13/2012	4
3.95%	Series 2013 A	8-K	2/25/2013	4
4.45%	Series 2014 A	8-K	3/3/2014	4
3.30%	Series 2014 B	8-K	11/19/2014	4.1
4.625%	Series 2014 C	8-K	11/19/2014	4.2
4.50%	Series 2015 A	8-K	11/12/2015	4

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

10.2.6.1
Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2009. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-1217) as Exhibit 10.2.6)

10.2.6.2	Amendment, dated December 24, 2015, to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan

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

10.2.11.5	Amendment Number 4 to the 2005 Executive Incentive Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 1-1217) as Exhibit 10.2)

10.2.11.6	Amendment Number 5 to the 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-1217) as Exhibit 10.2.11.6)

10.2.11.7	Amendment Number 6 to the 2005 Executive Incentive Plan

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

12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the years 2011 – 2015

23.2	Consent of PricewaterhouseCoopers LLP

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.2.1	Section 1350 Certifications – Chief Executive Officer

32.2.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2016.
Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 18, 2016.

Signature	Registrant	Title

/s/ John McAvoy	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
John McAvoy	CECONY	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Robert Hoglund	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Robert Hoglund	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert Muccilo	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Robert Muccilo	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Vincent A. Calarco	Con Edison CECONY	Director Trustee
Vincent A. Calarco

/s/ George Campbell Jr.	Con Edison CECONY	Director Trustee
George Campbell Jr.

/s/ Michael J. Del Giudice	Con Edison CECONY	Director Trustee
Michael J. Del Giudice

/s/ Ellen V. Futter	Con Edison CECONY	Director Trustee
Ellen V. Futter

/s/ John F. Killian	Con Edison CECONY	Director Trustee
John F. Killian

/s/ Armando J. Olivera	Con Edison CECONY	Director Trustee
Armando J. Olivera

/s/ Michael W. Ranger	Con Edison CECONY	Director Trustee
Michael W. Ranger

/s/ Linda S. Sanford	Con Edison CECONY	Director Trustee
Linda S. Sanford

/s/ L. Frederick Sutherland	Con Edison CECONY	Director Trustee
L. Frederick Sutherland