Form 10-Q
period 2016-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2016-05-06
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number	Exact name of registrant as specified in its charter and principal executive office address and telephone number	State of Incorporation	I.R.S. Employer ID. Number
1-14514	Consolidated Edison, Inc.	New York	13-3965100
4 Irving Place, New York, New York 10003
(212) 460-4600
1-1217	Consolidated Edison Company of New York, Inc.	New York	13-5009340
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
As of April 29, 2016, Con Edison had outstanding 293,996,588 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.
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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc.
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U. S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
OCI	Other Comprehensive Income
VIE	Variable interest entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AFUDC	Allowance for funds used during construction
AMI	Advanced metering infrastructure
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
EGWP	Employer Group Waiver Plan
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2015
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES
Electric	$1,912	$2,135
Gas	676	732
Steam	258	375
Non-utility	310	374
TOTAL OPERATING REVENUES	3,156	3,616
OPERATING EXPENSES
Purchased power	691	884
Fuel	71	154
Gas purchased for resale	158	262
Other operations and maintenance	787	814
Depreciation and amortization	297	279
Taxes, other than income taxes	510	497
TOTAL OPERATING EXPENSES	2,514	2,890
OPERATING INCOME	642	726
OTHER INCOME (DEDUCTIONS)
Investment and other income	4	5
Allowance for equity funds used during construction	2	1
Other deductions	(5)	(2)
TOTAL OTHER INCOME	1	4
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	643	730
INTEREST EXPENSE
Interest on long-term debt	163	156
Other interest	7	6
Allowance for borrowed funds used during construction	(1)	(1)
NET INTEREST EXPENSE	169	161
INCOME BEFORE INCOME TAX EXPENSE	474	569
INCOME TAX EXPENSE	164	199
NET INCOME	$310	$370
Net income per common share—basic	$1.05	$1.26
Net income per common share—diluted	$1.05	$1.26
DIVIDENDS DECLARED PER COMMON SHARE	$0.67	$0.65
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	293.7	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	294.8	293.9
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
	(Millions of Dollars)
NET INCOME	$310	$370
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	5
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	5
COMPREHENSIVE INCOME	$310	$375
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$310	$370
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	297	279
Deferred income taxes	174	178
Rate case amortization and accruals	(63)	(8)
Common equity component of allowance for funds used during construction	(2)	(1)
Net derivative (gains)/losses	64	(8)
Other non-cash items, net	35	5
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(30)	(243)
Materials and supplies, including fuel oil and gas in storage	8	40
Other receivables and other current assets	(40)	(3)
Income taxes receivable	151	224
Prepayments	(374)	(307)
Accounts payable	(84)	(58)
Pensions and retiree benefits obligations, net	139	185
Pensions and retiree benefits contributions	(153)	(204)
Accrued taxes	(11)	8
Accrued interest	54	48
Superfund and environmental remediation costs, net	55	8
Distributions from equity investments	24	17
Deferred charges, noncurrent assets and other regulatory assets	(149)	29
Deferred credits and other regulatory liabilities	110	33
Other current and noncurrent liabilities	9	(33)
NET CASH FLOWS FROM OPERATING ACTIVITIES	524	559
INVESTING ACTIVITIES
Utility construction expenditures	(603)	(550)
Cost of removal less salvage	(44)	(50)
Non-utility construction expenditures	(210)	(42)
Investments in/acquisitions of renewable electric production and gas transmission projects	(247)	(35)
Restricted cash	(1)	4
Other investing activities	(13)	6
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,118)	(667)
FINANCING ACTIVITIES
Net payment of short-term debt	(330)	(281)
Issuance of long-term debt	218	—
Retirement of long-term debt	(1)	—
Debt issuance costs	(3)	(1)
Common stock dividends	(185)	(190)
Issuance of common shares for stock plans, net of repurchases	15	(2)
Distribution to noncontrolling interest	(1)	—
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(287)	(474)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(881)	(582)
BALANCE AT BEGINNING OF PERIOD	944	699
BALANCE AT END OF PERIOD	63	117
LESS: CHANGE IN CASH BALANCES HELD FOR SALE	2	—
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$61	$117
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$109	$105
Income taxes	$(143)	$(197)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$263	$190
Issuance of common shares for dividend reinvestment	$12	$3
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2016	December 31, 2015
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$61	$944
Special deposits	10	3
Accounts receivable – customers, less allowance for uncollectible accounts of $79 and $85 in 2016 and 2015, respectively	1,085	1,052
Other receivables, less allowance for uncollectible accounts of $11 in 2016 and 2015	362	304
Income taxes receivable	15	166
Accrued unbilled revenue	285	360
Fuel oil, gas in storage, materials and supplies, at average cost	342	350
Prepayments	550	177
Regulatory assets	152	132
Assets held for sale	166	157
Other current assets	157	191
TOTAL CURRENT ASSETS	3,185	3,836
INVESTMENTS	865	884
UTILITY PLANT, AT ORIGINAL COST
Electric	26,616	26,358
Gas	6,967	6,858
Steam	2,356	2,336
General	2,625	2,622
TOTAL	38,564	38,174
Less: Accumulated depreciation	8,174	8,044
Net	30,390	30,130
Construction work in progress	1,115	1,003
NET UTILITY PLANT	31,505	31,133
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $105 and $95 in 2016 and 2015, respectively	859	832
Construction work in progress	607	244
NET PLANT	32,971	32,209
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $5 and $4 in 2016 and 2015, respectively	2	2
Regulatory assets	7,930	8,096
Other deferred charges and noncurrent assets	198	186
TOTAL OTHER NONCURRENT ASSETS	8,559	8,713
TOTAL ASSETS	$45,580	$45,642
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2016	December 31, 2015
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$739	$739
Notes payable	1,199	1,529
Accounts payable	909	1,008
Customer deposits	356	354
Accrued taxes	51	62
Accrued interest	190	136
Accrued wages	98	97
Fair value of derivative liabilities	90	66
Regulatory liabilities	125	115
Liabilities held for sale	150	89
Other current liabilities	529	525
TOTAL CURRENT LIABILITIES	4,436	4,720
NONCURRENT LIABILITIES
Provision for injuries and damages	193	185
Pensions and retiree benefits	2,599	2,911
Superfund and other environmental costs	767	765
Asset retirement obligations	247	242
Fair value of derivative liabilities	92	39
Deferred income taxes and unamortized investment tax credits	9,770	9,537
Regulatory liabilities	1,858	1,977
Other deferred credits and noncurrent liabilities	195	199
TOTAL NONCURRENT LIABILITIES	15,721	15,855
LONG-TERM DEBT	12,222	12,006
EQUITY
Common shareholders’ equity	13,193	13,052
Noncontrolling interest	8	9
TOTAL EQUITY (See Statement of Equity)	13,201	13,061
TOTAL LIABILITIES AND EQUITY	$45,580	$45,642
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2014	293	$32	$4,991	$8,691	23	$(1,032)	$(61)	$(45)	$9	$12,585
Net income				370						370
Common stock dividends				(190)						(190)
Issuance of common shares for stock plans, net of repurchases	—		2		—	(2)				—
Other comprehensive income								5		5
BALANCE AS OF MARCH 31, 2015	293	$32	$4,993	$8,871	23	$(1,034)	$(61)	$(40)	$9	$12,770
BALANCE AS OF DECEMBER 31, 2015	293	$32	$5,030	$9,123	23	$(1,038)	$(61)	$(34)	$9	$13,061
Net income				310						310
Common stock dividends				(197)						(197)
Issuance of common shares for stock plans, net of repurchases	1		28							28
Other comprehensive income								—		—
Noncontrolling interest									(1)	(1)
BALANCE AS OF MARCH 31, 2016	294	$32	$5,058	$9,236	23	$(1,038)	$(61)	$(34)	$8	$13,201
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,773	$1,980
Gas	601	655
Steam	258	375
TOTAL OPERATING REVENUES	2,632	3,010
OPERATING EXPENSES
Purchased power	352	539
Fuel	71	154
Gas purchased for resale	132	198
Other operations and maintenance	681	703
Depreciation and amortization	272	257
Taxes, other than income taxes	484	475
TOTAL OPERATING EXPENSES	1,992	2,326
OPERATING INCOME	640	684
OTHER INCOME (DEDUCTIONS)
Investment and other income	1	2
Allowance for equity funds used during construction	2	1
Other deductions	(5)	(2)
TOTAL OTHER INCOME (DEDUCTIONS)	(2)	1
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	638	685
INTEREST EXPENSE
Interest on long-term debt	144	141
Other interest	5	4
Allowance for borrowed funds used during construction	(1)	—
NET INTEREST EXPENSE	148	145
INCOME BEFORE INCOME TAX EXPENSE	490	540
INCOME TAX EXPENSE	180	192
NET INCOME	$310	$348
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
	(Millions of Dollars)
NET INCOME	$310	$348
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—
COMPREHENSIVE INCOME	$310	$348
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$310	$348
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	272	257
Deferred income taxes	236	127
Rate case amortization and accruals	(67)	(14)
Common equity component of allowance for funds used during construction	(2)	(1)
Other non-cash items, net	16	1
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(30)	(196)
Materials and supplies, including fuel oil and gas in storage	18	40
Other receivables and other current assets	13	57
Accounts receivable from affiliated companies	71	108
Prepayments	(324)	(278)
Accounts payable	(106)	(48)
Pensions and retiree benefits obligations, net	132	178
Pensions and retiree benefits contributions	(153)	(203)
Superfund and environmental remediation costs, net	55	7
Accrued taxes	(10)	—
Accrued taxes to affiliated companies	(2)	25
Accrued interest	41	39
Deferred charges, noncurrent assets and other regulatory assets	(148)	28
Deferred credits and other regulatory liabilities	111	43
Other current and noncurrent liabilities	25	(38)
NET CASH FLOWS FROM OPERATING ACTIVITIES	458	480
INVESTING ACTIVITIES
Utility construction expenditures	(565)	(519)
Cost of removal less salvage	(43)	(49)
Restricted cash	2	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(606)	(568)
FINANCING ACTIVITIES
Net payment of short-term debt	(513)	(182)
Debt issuance costs	(1)	(1)
Capital contribution by parent	23	—
Dividend to parent	(186)	(338)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(677)	(521)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(825)	(609)
BALANCE AT BEGINNING OF PERIOD	843	645
BALANCE AT END OF PERIOD	$18	$36
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$100	$99
Income taxes	$(143)	$(86)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$210	$138
The accompanying notes are an integral part of these financial statements

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2016	December 31, 2015
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$18	$843
Special deposits	2	2
Accounts receivable – customers, less allowance for uncollectible accounts of $75 and $80 in 2016 and 2015, respectively	1,022	987
Other receivables, less allowance for uncollectible accounts of $11 in 2016 and 2015	80	70
Accrued unbilled revenue	255	327
Accounts receivable from affiliated companies	119	190
Fuel oil, gas in storage, materials and supplies, at average cost	270	288
Prepayments	437	113
Regulatory assets	139	121
Other current assets	92	131
TOTAL CURRENT ASSETS	2,434	3,072
INVESTMENTS	275	286
UTILITY PLANT, AT ORIGINAL COST
Electric	25,075	24,828
Gas	6,291	6,191
Steam	2,356	2,336
General	2,411	2,411
TOTAL	36,133	35,766
Less: Accumulated depreciation	7,496	7,378
Net	28,637	28,388
Construction work in progress	1,029	922
NET UTILITY PLANT	29,666	29,310
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2016 and 2015	5	5
NET PLANT	29,671	29,315
OTHER NONCURRENT ASSETS
Regulatory assets	7,336	7,482
Other deferred charges and noncurrent assets	70	75
TOTAL OTHER NONCURRENT ASSETS	7,406	7,557
TOTAL ASSETS	$39,786	$40,230
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2016	December 31, 2015
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$650	$650
Notes payable	520	1,033
Accounts payable	665	771
Accounts payable to affiliated companies	12	12
Customer deposits	341	339
Accrued taxes	39	49
Accrued taxes to affiliated companies	—	2
Accrued interest	159	118
Accrued wages	89	88
Fair value of derivative liabilities	76	50
Regulatory liabilities	97	84
Other current liabilities	461	443
TOTAL CURRENT LIABILITIES	3,109	3,639
NONCURRENT LIABILITIES
Provision for injuries and damages	186	178
Pensions and retiree benefits	2,263	2,565
Superfund and other environmental costs	667	665
Asset retirement obligations	236	234
Fair value of derivative liabilities	84	36
Deferred income taxes and unamortized investment tax credits	9,056	8,755
Regulatory liabilities	1,672	1,789
Other deferred credits and noncurrent liabilities	163	167
TOTAL NONCURRENT LIABILITIES	14,327	14,389
LONG-TERM DEBT	10,788	10,787
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	11,562	11,415
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$39,786	$40,230
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2014	235	$589	$4,234	$7,399	$(962)	$(61)	$(11)	$11,188
Net income				348				348
Common stock dividend to parent				(338)				(338)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2015	235	$589	$4,234	$7,409	$(962)	$(61)	$(11)	$11,198
BALANCE AS OF DECEMBER 31, 2015	235	$589	$4,247	$7,611	$(962)	$(61)	$(9)	$11,415
Net income				310				310
Common stock dividend to parent				(186)				(186)
Capital contribution by parent			23					23
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2016	235	$589	$4,270	$7,735	$(962)	$(61)	$(9)	$11,562
The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General
These combined notes accompany and form an integral part of the separate consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Con Edison’s other utility subsidiary, Orange and Rockland Utilities, Inc. (O&R), Con Edison Transmission, Inc. (Con Edison Transmission) (discussed below) and Con Edison’s competitive energy businesses (discussed below) in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to CECONY and O&R.
As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2015. Certain prior period amounts have been reclassified to conform to the current period presentation.
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania (see Note O) and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a company which sells to retail customers electricity purchased in wholesale markets (see Note O), enters into related hedging transactions and also provides energy-related products and services to retail customers; Consolidated Edison Energy, Inc. (Con Edison Energy), a company that provides energy-related products and services to wholesale customers; and Consolidated Edison Development, Inc. (Con Edison Development), a company that develops, owns and operates renewable and energy infrastructure projects. In addition, Con Edison has a subsidiary, Con Edison Transmission, that invests in electric transmission facilities through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and invests in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas).

Note A – Summary of Significant Accounting Policies
Earnings Per Common Share
For the three months ended March 31, 2016 and 2015, basic and diluted earnings per share (EPS) for Con Edison are calculated as follows:

	For the Three Months Ended March 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2016	2015
Net income	$310	$370
Weighted average common shares outstanding – basic	293.7	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.1	1.0
Adjusted weighted average common shares outstanding – diluted	294.8	293.9
Net Income per common share – basic	$1.05	$1.26
Net Income per common share – diluted	$1.05	$1.26
The computation of diluted EPS for the three months ended March 31, 2016 and 2015 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three months ended March 31, 2016 and 2015, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Beginning balance, accumulated OCI, net of taxes (a)	$(34)	$(45)	$(9)	$(11)
OCI before reclassifications, net of tax of $1 and $(2) for Con Edison in 2016 and 2015, respectively	(1)	3	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2016 and 2015 (a)(b)	1	2	—	—
Current period OCI, net of taxes	—	5	—	—
Ending balance, accumulated OCI, net of taxes	$(34)	$(40)	$(9)	$(11)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the income statement.

(b)
For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit cost. See Notes E and F.

Note B — Regulatory Matters
Rate Plans
CECONY - Electric
In March 2016, CECONY filed a preliminary update to its January 2016 request to the New York State Public Service Commission (NYSPSC) for an electric rate increase effective January 2017. The company decreased its requested January 2017 rate increase by $2 million to $480 million, decreased its illustrated January 2018 rate increase by $3 million to $177 million and did not change its illustrated January 2019 rate increase of $141 million.

In April 2016, the Federal Energy Regulatory Commission (FERC) rejected CECONY’s challenge to FERC’s approval of substantially increased charges allocated to CECONY for transmission service provided pursuant to the open access tariff of PJM Interconnection LLC (PJM). CECONY intends to continue to challenge FERC’s approval of the increased charges. Also, in April 2016, CECONY notified PJM that CECONY will not be exercising its option to continue the service beyond April 2017.

CECONY - Gas
In March 2016, CECONY filed a preliminary update to its January 2016 request to the NYSPSC for a gas rate increase effective January 2017. The company increased its requested January 2017 rate increase by $5 million to $159 million, and decreased its illustrated January 2018 and 2019 rate increases by $4 million to $93 million and by $5 million to $104 million, respectively.

Other Regulatory Matters
In April 2016, the NYSPSC approved the September 2015 Joint Proposal among, CECONY, the NYSPSC staff and others with respect to the prudence proceeding the NYSPSC commenced in February 2009 and related matters. Pursuant to the Joint Proposal, the company is required to credit $116 million to customers and, for the period 2017 through 2044, to not seek to recover from customers an aggregate $55 million relating to return on its capital expenditures. In addition, the company’s revenues that were made subject to potential refund in this proceeding are no longer subject to refund. At March 31, 2016, the company had a $98 million regulatory liability for the remaining amount to be credited to customers related to this matter.
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
In November 2015, the NYSPSC ordered CECONY to show cause why the NYSPSC should not commence proceedings to penalize the company for alleged violations of gas safety regulations identified by the NYSPSC staff in its investigation of a March 2014 explosion and fire and to review the prudence of the company's conduct associated with the incident. See "Manhattan Explosion and Fire" in Note H. In December 2015, the company responded that the NYSPSC should not institute the proceedings and disputed the alleged violations. The company is unable to estimate the amount or range of its possible loss related to any such proceedings that may be instituted.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at March 31, 2016 and December 31, 2015 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Regulatory assets
Unrecognized pension and other postretirement costs	$3,663	$3,876	$3,502	$3,697
Future income tax	2,363	2,350	2,246	2,232
Environmental remediation costs	851	904	746	800
Revenue taxes	293	253	279	240
Deferred storm costs	154	185	84	110
Deferred derivative losses	106	50	97	46
Surcharge for New York State assessment	55	44	50	40
Unamortized loss on reacquired debt	48	50	46	48
O&R property tax reconciliation	44	46	—	—
Pension and other postretirement benefits deferrals	41	45	11	16
Net electric deferrals	39	44	39	44
Preferred stock redemption	26	26	26	26
O&R transition bond charges	19	21	—	—
Workers’ compensation	16	11	16	11
Recoverable energy costs	—	16	—	15
Other	212	175	194	157
Regulatory assets – noncurrent	7,930	8,096	7,336	7,482
Deferred derivative losses	143	113	131	103
Recoverable energy costs	9	19	8	18
Regulatory assets – current	152	132	139	121
Total Regulatory Assets	$8,082	$8,228	$7,475	$7,603
Regulatory liabilities
Allowance for cost of removal less salvage	$693	$676	$586	$570
Property tax reconciliation	259	303	259	303
Prudence proceeding	98	99	98	99
Unrecognized other postretirement costs	96	28	96	28
Base rate change deferrals	95	128	95	128
Pension and other postretirement benefit deferrals	89	76	59	46
New York State income tax rate change	71	75	69	72
Variable-rate tax-exempt debt – cost rate reconciliation	67	70	58	60
Carrying charges on repair allowance and bonus depreciation	51	49	49	48
Net unbilled revenue deferrals	44	109	44	109
Property tax refunds	33	44	33	44
Net utility plant reconciliations	30	32	30	31
Earnings sharing – electric and steam	27	80	27	80
World Trade Center settlement proceeds	15	21	15	21
Other	190	187	154	150
Regulatory liabilities – noncurrent	1,858	1,977	1,672	1,789
Revenue decoupling mechanism	69	45	69	45
Refundable energy costs	53	64	26	33
Deferred derivative gains	3	6	2	6
Regulatory liabilities – current	125	115	97	84
Total Regulatory Liabilities	$1,983	$2,092	$1,769	$1,873

Note C — Capitalization
In February 2016, a Con Edison Development subsidiary issued $218 million aggregate principal amount of 4.21 percent senior notes, due 2041, secured by the company's Texas Solar 7 solar project.

The carrying amounts and fair values of long-term debt at March 31, 2016 and December 31, 2015 were:

(Millions of Dollars)	2016		2015
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$12,961	$14,710	$12,745	$13,856
CECONY	$11,438	$12,995	$11,437	$12,427

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $14,074 million and $636 million of the fair value of long-term debt at March 31, 2016 are classified as Level 2 and Level 3, respectively. For CECONY, $12,359 million and $636 million of the fair value of long-term debt at March 31, 2016 are classified as Level 2 and Level 3, respectively (see Note L). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing
At March 31, 2016, Con Edison had $1,199 million of commercial paper outstanding of which $520 million was outstanding under CECONY’s program. The weighted average interest rate at March 31, 2016 was 0.7 percent for both Con Edison and CECONY. At December 31, 2015, Con Edison had $1,529 million of commercial paper outstanding of which $1,033 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2015 was 0.7 percent for both Con Edison and CECONY.
At March 31, 2016 and December 31, 2015, no loans were outstanding under the credit agreement (Credit Agreement) and $2 million (including $2 million for CECONY) and $15 million of letters of credit were outstanding under the Credit Agreement, respectively.

Note E — Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Service cost – including administrative expenses	$69	$74	$65	$70
Interest cost on projected benefit obligation	149	144	140	135
Expected return on plan assets	(237)	(222)	(225)	(210)
Recognition of net actuarial loss	149	194	141	183
Recognition of prior service costs	1	1	—	—
TOTAL PERIODIC BENEFIT COST	$131	$191	$121	$178
Cost capitalized	(52)	(68)	(49)	(65)
Reconciliation to rate level	12	(24)	13	(24)
Cost charged to operating expenses	$91	$99	$85	$89

Expected Contributions
Based on estimates as of March 31, 2016, the Companies expect to make contributions to the pension plans during 2016 of $507 million (of which $469 million is to be contributed by CECONY) and $17 million related to the CECONY external trust for supplemental retirement plans. The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first three months of 2016, the Companies contributed $153 million to the pension plans, nearly all of which was contributed by CECONY.

Note F — Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit costs for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Service cost	$4	$5	$3	$4
Interest cost on accumulated other postretirement benefit obligation	12	13	10	11
Expected return on plan assets	(19)	(20)	(17)	(17)
Recognition of net actuarial loss	1	8	1	7
Recognition of prior service cost	(5)	(5)	(4)	(4)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$(7)	$1	$(7)	$1
Cost capitalized	2	(1)	2	(1)
Reconciliation to rate level	7	4	7	2
Cost charged to operating expenses	$2	$4	$2	$2

Contributions
Based on estimates as of March 31, 2016, Con Edison expects to make a contribution of $6 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2016. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2016 and December 31, 2015 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Accrued Liabilities:
Manufactured gas plant sites	$678	$679	$578	$579
Other Superfund Sites	89	86	89	86
Total	$767	$765	$667	$665
Regulatory assets	$851	$904	$746	$800

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
Environmental remediation costs incurred related to Superfund Sites for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Remediation costs incurred	$3	$7	$3	$6

No insurance recoveries were received by Con Edison or CECONY for the three months ended March 31, 2016 or 2015.
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At March 31, 2016, Con Edison and CECONY had accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. The estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Trial courts have begun, and unless otherwise determined by an appellate court may continue, to apply a different standard for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate plans, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2016 and December 31, 2015 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$91	$86	$86	$81
Regulatory assets – workers’ compensation	$16	$11	$16	$11

Note H — Other Material Contingencies
Manhattan Steam Main Rupture
In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately eighty suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At March 31, 2016, the company has accrued its estimated liability for the suits of $50 million and an insurance receivable in the same amount.
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Street in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC (which also conducted an investigation). In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. Approximately 70 suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At March 31, 2016, the company had not accrued a liability for the incident.
Other Contingencies
See “Other Regulatory Matters” in Note B and “Uncertain Tax Positions” in Note I.
Guarantees
Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,705 million and $2,856 million at March 31, 2016 and December 31, 2015, respectively.
A summary, by type and term, of Con Edison’s total guarantees at March 31, 2016 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$791	$592	$—	$1,383
Energy transactions	707	41	90	838
Renewable electric production projects	388	—	21	409
Other	75	—	—	75
Total	$1,961	$633	$111	$2,705
Con Edison Transmission — Con Edison has guaranteed payment by CET Electric of the contributions CET Electric agreed to make to New York Transco LLC (NY Transco). CET Electric acquired a 45.7 percent interest in NY Transco when it was formed in 2014. NY Transco’s transmission projects are expected to be developed initially by CECONY and other New York transmission owners and then transferred to NY Transco. The project transfers are subject to authorizations from the NYSPSC, the FERC and, as applicable, other federal, state and local agencies. Guarantee amount shown is for the maximum possible required amount of Con Edison Transmission’s contributions, which assumes that all of the NY Transco projects proposed when NY Transco was formed receive all required regulatory approvals and are completed at 175 percent of their estimated costs and that NY Transco does not use any debt financing for the projects. Guarantee term shown is assumed as the timing of the contributions is not certain. Also included within the table above is a guarantee for $25 million from Con Edison on behalf of CET Gas in relation to a proposed gas transmission project in West Virginia and Virginia. See Note P.
Energy Transactions — Con Edison guarantees payments on behalf of its competitive energy businesses in order to facilitate physical and financial transactions in electricity, gas, pipeline capacity, transportation, oil, renewable energy credits and energy services. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet.
Renewable Electric Production Projects — Con Edison, Con Edison Development, and Con Edison Solutions guarantee payments associated with the investment in solar and wind energy facilities on behalf of their wholly-owned subsidiaries.
Other — Other guarantees primarily relate to $70 million in guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects and operation of solar energy facilities of Con Edison Solutions and Con Edison Development, respectively. In addition, Con Edison issued a guarantee estimated at $5 million to the Public Utility Commission of Texas covering obligations of Con Edison Solutions as a retail electric provider.
In addition to the guarantees included in the table above, in April 2016, Con Edison guaranteed (subject to a $946 million maximum amount) certain obligations of a CET Gas subsidiary under the agreement to purchase a 50 percent equity interest in a gas pipeline and storage joint venture. See Note P.

Note I — Income Tax
Con Edison’s income tax expense decreased to $164 million for the three months ended March 31, 2016 from $199 million for the three months ended March 31, 2015. Con Edison's effective tax rate for the three months ended March 31, 2016 and 2015 was 35 percent. For the three months ended March 31, 2016, Con Edison recorded income tax benefits for research and development tax credits, which were primarily offset by a decrease in tax benefits for plant-related flow through items due to a change in regulatory accounting.

CECONY’s income tax expense decreased to $180 million for the three months ended March 31, 2016 from $192 million for the three months ended March 31, 2015. CECONY's effective tax rate for the three months ended March 31, 2016 and 2015 was 37 percent and 36 percent, respectively. The increase in CECONY's effective tax rate is primarily related to a decrease in tax benefits for plant-related flow through items due to a change in regulatory accounting, partially offset by research and development tax credits.

Con Edison anticipates a federal consolidated net operating loss for 2016, primarily due to bonus depreciation. Con Edison expects to carryback a portion of its 2016 net operating loss to 2014 and recover $10 million of income tax. General business tax credits that became available as a result of the net operating loss carryback to 2014, as well as the remaining 2016 net operating loss will be carried forward to future tax years. A deferred tax asset for these tax attribute carryforwards were recorded, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized.

Uncertain Tax Positions
At March 31, 2016, the estimated liability for uncertain tax positions for Con Edison was $36 million ($4 million for CECONY). Con Edison reasonably expects to resolve approximately $27 million ($18 million, net of federal taxes) of its uncertain tax positions within the next twelve months, of which the entire amount, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $4 million ($3 million, net of federal taxes), of which the entire amount, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $36 million ($24 million, net of federal taxes).
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three months ended March 31, 2016, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At March 31, 2016 and December 31, 2015, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note J — Financial Information by Business Segment
The financial data for the business segments are as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2016	2015	2016	2015	2016	2015	2016	2015
CECONY
Electric	$1,773	$1,980	$4	$4	$213	$202	$273	$279
Gas	601	655	1	1	38	35	253	241
Steam	258	375	22	22	21	20	114	164
Consolidation adjustments	—	—	(27)	(27)	—	—	—	—
Total CECONY	$2,632	$3,010	$—	$—	$272	$257	$640	$684
O&R
Electric	$140	$156	$—	$—	$12	$12	$18	$18
Gas	75	77	—	—	5	5	35	27
Total O&R	$215	$233	$—	$—	$17	$17	$53	$45
Competitive energy businesses	$310	$374	$6	$(3)	$9	$5	$(51)	$(3)
Other (a)	(1)	(1)	(6)	3	(1)	—	—	—
Total Con Edison	$3,156	$3,616	$—	$—	$297	$279	$642	$726

(a)	Parent company, consolidation adjustments and Con Edison Transmission. Other does not represent a business segment.

Note K — Derivative Instruments and Hedging Activities
Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. Derivatives are recognized on the consolidated balance sheet at fair value (see Note L), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at March 31, 2016 and December 31, 2015 were:

(Millions of Dollars)	2016				2015
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$42	$(34)	$8	(b)	$59	$(41)	$18	(b)
Current - assets held for sale (c)	55	(54)	1		51	(50)	1
Noncurrent	25	(24)	1		57	(54)	3
Noncurrent - assets held for sale (c)	13	(13)	—		15	(15)	—
Total fair value of derivative assets	$135	$(125)	$10		$182	$(160)	$22
Fair value of derivative liabilities
Current	$(169)	$79	$(90)		$(144)	$78	$(66)
Current - liabilities held for sale (c)	(152)	54	(98)		(115)	50	(65)
Noncurrent	(128)	36	(92)		(102)	63	(39)
Noncurrent - liabilities held for sale (c)	(54)	13	(41)		(28)	15	(13)
Total fair value of derivative liabilities	$(503)	$182	$(321)		$(389)	$206	$(183)
Net fair value derivative assets/(liabilities)	$(368)	$57	$(311)	(b)	$(207)	$46	$(161)	(b)
CECONY
Fair value of derivative assets
Current	$25	$(23)	$2	(b)	$40	$(32)	$8	(b)
Noncurrent	15	(15)	—		48	(47)	1
Total fair value of derivative assets	$40	$(38)	$2		$88	$(79)	$9
Fair value of derivative liabilities
Current	$(145)	$69	$(76)		$(121)	$71	$(50)
Noncurrent	(112)	28	(84)		(92)	56	(36)
Total fair value of derivative liabilities	$(257)	$97	$(160)		$(213)	$127	$(86)
Net fair value derivative assets/(liabilities)	$(217)	$59	$(158)	(b)	$(125)	$48	$(77)	(b)

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

(b)
At March 31, 2016 and December 31, 2015, margin deposits for Con Edison ($18 million and $26 million, respectively) and CECONY ($18 million and $26 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2016 and 2015:

		For the Three Months Ended March 31,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2016		2015		2016	2015
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(4)		$3		$(4)	$3
Noncurrent	Deferred derivative gains	—		—		(1)	—
Total deferred gains/(losses)		$(4)		$3		$(5)	$3
Current	Deferred derivative losses	$(30)		$43		$(28)	$41
Current	Recoverable energy costs	(73)		—		(66)	(2)
Noncurrent	Deferred derivative losses	(56)		(19)		(51)	(16)
Total deferred gains/(losses)		$(159)		$24		$(145)	$23
Net deferred gains/(losses)		$(163)		$27		$(150)	$26
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(114)	(a)	$21	(b)	$—	$—
	Gas purchased for resale	(10)		(42)		—	—
	Non-utility revenue	11	(a)	42	(b)	—	—
Total pre-tax gain/(loss) recognized in income		$(113)		$21		$—	$—

(a)	For the three months ended March 31, 2016, Con Edison recorded unrealized pre-tax losses in non-utility operating revenue ($1 million loss) and purchased power expense ($62 million loss).

(b)	For the three months ended March 31, 2015, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($4 million loss) and purchased power expense ($12 million gain).

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at March 31, 2016:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison (c)	34,331,960	26,658	43,472,324	5,376,000
CECONY	17,173,925	12,000	40,280,000	5,376,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

(c)	Includes 15,495,945 MWh for electric energy, 11,817 MW for capacity and 552,073 Dt for natural gas derivative transactions that are held for sale.

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
At March 31, 2016, Con Edison and CECONY had $209 million and $17 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $112 million with commodity exchange brokers, $63 million with independent system operators, $27 million with investment-grade counterparties and $7 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure was with commodity exchange brokers.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at March 31, 2016:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$187		$152
Collateral posted	45		44
Additional collateral (b) (downgrade one level from current ratings)	30		20
Additional collateral (b) (downgrade to below investment grade from current ratings)	192	(c)	148	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $7 million at March 31, 2016. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At March 31, 2016, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $16 million.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are summarized below.

	2016					2015
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$—	$19	$6	$2	$27	$2	$25	$13	$7	$47
Commodity held for sale (f)	—	51	2	(52)	1	—	63	1	(63)	1
Other (a)(b)(d)	174	113	—	—	287	185	112	—	—	297
Total assets	$174	$183	$8	$(50)	$315	$187	$200	$14	$(56)	$345
Derivative liabilities:
Commodity (a)(b)(c)	$12	$241	$2	$(73)	$182	$16	$153	$1	$(65)	$105
Commodity held for sale (f)	1	180	10	(52)	139	1	133	7	(63)	78
Total liabilities	$13	$421	$12	$(125)	$321	$17	$286	$8	$(128)	$183
CECONY
Derivative assets:
Commodity (a)(b)(c)	$—	$2	$2	$16	$20	$1	$9	$8	$17	$35
Other (a)(b)(d)	160	106	—	—	266	171	105	—	—	276
Total assets	$160	$108	$2	$16	$286	$172	$114	$8	$17	$311
Derivative liabilities:
Commodity (a)(b)(c)	$12	$209	$—	$(61)	$160	$14	$129	$—	$(57)	$86

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. There were no transfers between levels 1, 2 and 3 for the three months ended March 31, 2016 and for the year ended December 31, 2015.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2016 and December 31, 2015, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

	Fair Value of Level 3 at March 31, 2016	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(7)	Discounted Cash Flow	Forward energy prices (a)	$15.32-$74.99 per MWh
		Discounted Cash Flow	Forward capacity prices (a)	$0.58-$8.10 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	3	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	40.8%-62.1%
			Discount to adjust auction prices for historical monthly realized settlements (b)	1.6%-82.2%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(5.10)-$2.25 per MWh
Total Con Edison—Commodity	$(4)
CECONY—Commodity
Transmission Congestion Contracts	$2	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	40.8%-62.1%
			Discount to adjust auction prices for historical monthly realized settlements (b)	1.6%-82.2%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2016 and 2015 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Beginning balance as of January 1,	$6	$20	$8	$13
Included in earnings	(7)	(10)	(1)	(2)
Included in regulatory assets and liabilities	(3)	—	(4)	—
Purchases	—	3	—	2
Settlements	—	(2)	(1)	(1)
Ending balance as of March 31,	$(4)	$11	$2	$12

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
For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($6 million loss and $8 million loss) on the consolidated income statement for the three months ended March 31, 2016 and 2015, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at March 31, 2016 and 2015 is included in non-utility revenues (immaterial for both periods) and purchased power costs ($4 million loss and $5 million loss) on the consolidated income statement for the three months ended March 31, 2016 and 2015, respectively.

Note M — Variable Interest Entities
Con Edison enters into arrangements including leases, partnerships and electricity purchase agreements, with various entities. As a result of these arrangements, Con Edison retains or may retain a variable interest in these entities.
CECONY has a variable interest in a non-consolidated variable interest entity (VIE), Astoria Energy, LLC (Astoria Energy), with which CECONY has entered into a long-term electricity purchase agreement. CECONY is not the primary beneficiary of this VIE because CECONY does not have the power to direct activities that it deems most significant to the economic performance of Astoria Energy. In particular, CECONY has not invested in, or guaranteed the indebtedness of, Astoria Energy and CECONY does not operate or maintain Astoria Energy’s generating facilities. CECONY also has long-term electricity purchase agreements with the following two potential VIEs: Cogen Technologies Linden Venture, LP, and Brooklyn Navy Yard Cogeneration Partners, LP. In 2015,

requests were made of these two counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. The payments for these contracts constitute CECONY’s maximum exposure to loss with respect to the potential VIEs.

The following table summarizes the VIEs in which Con Edison Development has entered into as of March 31, 2016:

Project Name (a)	Generating Capacity (b) (MW AC)	Power Purchase Agreement Term (in Years)	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3	128	20	2014	Nevada	$183
Panoche Valley	124	20	2015	California	133
Mesquite Solar 1	83	20	2013	Arizona	99
Copper Mountain Solar 2	75	25	2013	Nevada	82
California Solar	55	25	2012	California	65
Broken Bow II	38	25	2014	Nebraska	54
Texas Solar 4	32	25	2014	Texas	15
Pilesgrove	9	n/a (d)	2010	New Jersey	26
(a) With the exception of Texas Solar 4, Con Edison’s ownership interest is 50 percent and these projects are accounted for using the equity method of accounting. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the entities are shared equally between Con Edison Development and third parties. Con Edison’s ownership interest in Texas Solar 4 is 80 percent and is consolidated in the financial statements. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 is held by Con Edison Development. The maximum exposure for Texas Solar 4 is the net assets of the investment offset by an $8 million noncontrolling interest.
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
(d) Pilesgrove has 3-4 year Solar Renewable Energy Credit hedges in place.

Note N — New Financial Accounting Standards
In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued a revenue recognition standard that will supersede the revenue recognition requirements within Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific guidance under the Codification through Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The purpose of the new guidance is to create a consistent framework for revenue recognition. The guidance clarifies how to measure and recognize revenue arising from customer contracts to depict the transfer of goods or services in an amount that reflects the consideration the entity expects to receive. Additionally, in March and April 2016, respectively, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)” to clarify how to apply the implementation guidance for principal versus agent considerations and ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” to clarify the guidance pertaining to identifying performance obligations and licensing implementation guidance. The new standard is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Companies are in the process of evaluating the application and impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

In January 2016, the FASB issued amendments on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments through ASU No. 2016-01, “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments require changes to the accounting for equity investments, the presentation and disclosure requirements for financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, clarification was provided related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. For public entities, the amendments are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted for portions of the standard. The Companies are in the process of evaluating the potential impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

In February 2016, the FASB issued amendments on financial reporting of leasing transactions through ASU No. 2016-02, “Leases (Topic 842)." The amendments require lessees to recognize assets and liabilities on the balance sheet and disclose key information about leasing arrangements. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model. For income statement purposes, the pattern of expense recognition will be dependent on whether transactions are designated as operating leases or finance leases. The amendments are effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The amendments must be adopted using a modified retrospective transition and provide for certain practical expedients. The Companies are in the process of evaluating the potential impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

In March 2016, the FASB issued amendments to the guidance for Derivatives and Hedging accounting through ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require discontinuation of the application of hedge accounting. The amendments in this update are effective for financial statements issued for reporting periods beginning after December 15, 2016. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In March 2016, the FASB issued amendments to clarify the guidance for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts through ASU No. 2016-06, “Derivatives & Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments are effective for financial statements issued for reporting periods beginning after December 15, 2016. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In March 2016, the FASB issued amendments to eliminate the requirement to retroactively adopt the equity method of accounting when a company increases its level of ownership or degree of influence over an investment through ASU No. 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” This amendment requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in Accumulated Other Comprehensive Income at the date the investment qualifies for the equity method. The amendments in this Update are effective for reporting periods beginning after December 15, 2016. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In March 2016, the FASB issued amendments to simplify several aspects of the accounting for share-based payment transactions through ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments simplify areas such as income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments are effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

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

In October 2015, upon evaluating strategic alternatives, O&R entered into an agreement to sell Pike County Light & Power Company (Pike) to Corning Natural Gas Holding Corporation for $16 million, including estimated working capital adjustments. The closing of the sale, which the company expects to occur in 2016, is subject to certain regulatory approvals by the FERC and Pennsylvania Public Utility Commission. In 2015, the company classified the related electric and gas assets and liabilities as held for sale and ceased recording depreciation expense on these assets. At September 30, 2015, O&R recorded an impairment charge of $5 million ($3 million net of taxes), representing the difference between the carrying amount of Pike’s assets and the estimated sales proceeds. The impairment is reflected in the amount included in assets held for sale on the company's consolidated balance sheet at March 31, 2016.

At March 31, 2016, the carrying amounts of the assets and liabilities designated as held for sale were as follows:

(Millions of Dollars)	Retail Electric Supply Business	Pike	Total
Cash and temporary cash investments	$—	$7	$7
Accounts receivable less allowance for uncollectible accounts of $2	67	—	67
Accrued unbilled revenue	67	1	68
Other assets	2	1	3
Total current assets	136	9	145
Utility plant, less accumulated depreciation of $6	—	14	14
Non-utility property, less accumulated depreciation of $13	3	—	3
Non-utility property construction work in progress	1	—	1
Regulatory assets	—	3	3
Total assets held for sale	$140	$26	$166

Fair value of derivative liabilities	$98	$—	$98
Accounts payable	3	—	3
Other	3	2	5
Total current liabilities	104	2	106
Fair value of derivative liabilities	41	—	41
Long-term debt	—	3	3
Total liabilities held for sale	$145	$5	$150

Note P — Acquisitions, Investments and Dispositions
Texas Solar 7
In January 2016, Con Edison Development acquired a company that is the owner of a 106 MW (AC) solar electric production project in Texas (Texas Solar 7) for $227 million; $218 million was recorded as non-utility construction work in progress and the remaining $9 million was recorded as other receivables. The total cost of this project is expected to be approximately $375 million. The project will be financed, in part, by debt secured by the project (see Note C). Electricity generated by this project is to be purchased by the City of San Antonio pursuant to a long-term power purchase agreement. The project is targeted to be fully in-service during 2016.

Mountain Valley Pipeline
In January 2016, CET Gas acquired a 12.5 percent ownership interest in Mountain Valley Pipeline, LLC (MVP), a company developing a proposed gas transmission project in West Virginia and Virginia. The company's initial contribution to MVP was $18 million . MVP has indicated that the estimated total project cost is $3,000 million to $3,500 million. Con Edison is accounting for its equity interest in MVP as an equity method investment. Subject to FERC approval, MVP is targeting to be fully in-service during the fourth quarter of 2018.
Stagecoach Gas Services
In April 2016, a CET Gas subsidiary agreed with a subsidiary of Crestwood Equity Partners LP (Crestwood) to form a joint venture to own, operate and further develop existing natural gas pipeline and storage businesses located in northern Pennsylvania and southern New York. Subject to customary closing conditions, Crestwood will contribute these businesses to a new entity, Stagecoach Gas Services LLC (Stagecoach), and the CET Gas subsidiary will purchase a 50 percent equity interest in Stagecoach for $975 million (subject to closing adjustments). Con Edison, which has guaranteed (subject to a $946 million maximum amount) certain obligations of the CET Gas subsidiary under the agreement, will account for its equity interest in Stagecoach as an equity method investment. The transaction is expected to be substantially completed in the second quarter of 2016.
NY Transco
In January 2016, CECONY entered into an agreement to transfer certain electric transmission projects to NY Transco, a company in which CET Electric has a 45.7 percent ownership interest. In April 2016, the NYSPSC authorized CECONY, subject to certain conditions, to transfer the projects to NY Transco for a purchase price limited to CECONY's actual costs associated with the projects and a $7.6 million payment for the lease of certain associated property. At March 31, 2016, CECONY had costs of $96 million in utility construction work in progress related to the projects. The projects are targeted to be in-service in June 2016.

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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2015 (File Nos. 1-14514 and 1-1217, the Form 10-K).

Information in any item of this report referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

Con Edison, incorporated in New York State in 1997, is a holding company that owns all of the outstanding common stock of CECONY, Orange and Rockland Utilities, Inc. (O&R), the competitive energy businesses and Consolidated Edison Transmission, Inc. (Con Edison Transmission). As used in this report, the term the “Utilities” refers to CECONY and O&R.

Con Edison’s principal business operations are those of CECONY, O&R and the competitive energy businesses. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The competitive energy businesses sell electricity to retail customers, provide energy-related products and services, and develop, own and operate renewable and energy infrastructure projects. In addition, Con Edison Transmission is investing in electric transmission facilities and gas pipeline and storage facilities.

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

Assets Held for Sale
In October 2015, O&R entered into an agreement to sell Pike to Corning Natural Gas Holding Corporation (see Note O to the First Quarter Financial Statements).

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

Assets Held for Sale
In June 2015, Con Edison initiated a plan to sell the retail electric supply business of its competitive energy businesses (see Note O to the First Quarter Financial Statements).

Con Edison Transmission
Con Edison Transmission invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Pipeline and Storage, LLC (formerly known as Con Edison Gas Midstream, LLC, CET Gas). CET Electric, which was formed in 2014, is investing in a company that is expected to own electric transmission assets being developed in New York. CET Gas, which was formed in 2016, is investing in a company developing a proposed gas transmission project in West Virginia and Virginia and its subsidiary has agreed to acquire a 50 percent equity interest in a joint venture to own, operate and further develop an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. At March 31, 2016, Con Edison’s capital contribution to Con Edison Transmission was $24 million. See “Con Edison Transmission,” below.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended March 31, 2016				At March 31, 2016
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Assets
CECONY	$2,632	83%	$310	100%	$39,786	87%
O&R	215	7%	26	8%	2,699	6%
Total Utilities	2,847	90%	336	108%	42,485	93%
Competitive energy businesses (a)(b)	310	10%	(30)	(9)%	1,887	4%
Other (c)	(1)	—%	4	1%	1,208	3%
Total Con Edison	$3,156	100%	$310	100%	$45,580	100%

(a)
Net income from the competitive energy businesses for the three months ended March 31, 2016 includes $38 million of net after-tax mark-to-market losses (Con Edison Solutions, $37 million and Con Edison Energy, $1 million).

(b)
Operating revenues and net loss from the competitive energy businesses for the three months ended March 31, 2016 includes $263 million and $33 million, respectively, related to their retail electric supply business. Assets at March 31, 2016 include assets classified as held for sale of $140 million (see Note O to the First Quarter Financial Statements).

(c)	Other includes parent company, consolidation adjustments and Con Edison Transmission.

Results of Operations
Net income and earnings per share for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	2016	2015	2016	2015
(Millions of Dollars, except per share amounts)	Net Income		Earnings per Share
CECONY	$310	$348	$1.06	$1.19
O&R	26	22	0.09	0.07
Competitive energy businesses (a)(b)	(30)	2	(0.11)	—
Other (c)	4	(2)	0.01	—
Con Edison (d)	$310	$370	$1.05	$1.26

(a)	Includes $(38) million or $(0.13) a share and $5 million or $0.01 a share of net after-tax mark-to-market gains/(losses) for the three months ended March 31, 2016 and 2015, respectively.

(b)
Includes $33 million or $0.11 a share and $5 million or $0.02 a share of net losses for the three months ended March 31, 2016 and 2015, respectively, related to the retail electric supply business. See Note O to the First Quarter Financial Statements. These amounts reflect net after-tax mark-to-market gains/(losses) of $(37) million or $(0.13) a share and $7 million or $0.02 a share for the three months ended March 31, 2016 and 2015, respectively.

(c)	Other includes parent company and consolidation adjustments.

(d)	Earnings per share on a diluted basis were $1.05 a share and $1.26 a share for the three months ended March 31, 2016 and 2015, respectively.

The Companies’ results of operations for the three months ended March 31, 2016, as compared with the 2015 period, reflect primarily the impact of unusually warm weather on revenues for steam service, particularly when compared to the first quarter of 2015 when the weather was colder than normal. The utility rate plans provide for revenues to cover expected increases in certain operating costs including depreciation and property taxes. The results of operations also include the impact of the net mark-to-market effects of the competitive energy businesses.

The following table presents the estimated effect on earnings per share and net income for the three months ended March 31, 2016 period as compared with 2015 period, resulting from these and other major factors:

(Millions of Dollars, except per share amounts)	Earnings per Share Variation	Net Income Variation
CECONY (a)
Changes in rate plans	$0.06	$16
Weather impact on steam revenues	(0.12)	(35)
Other operations and maintenance expenses	0.04	13
Depreciation and property taxes	(0.08)	(23)
Other (b)	(0.03)	(9)
Total CECONY	(0.13)	(38)
O&R (a)
Changes in rate plans	0.01	3
Other operations and maintenance expenses	0.03	7
Depreciation and property taxes	(0.01)	(3)
Other	(0.01)	(3)
Total O&R	0.02	4
Competitive energy businesses
Operating revenues less energy costs	(0.08)	(22)
Other operations and maintenance expenses	(0.01)	(4)
Other	(0.02)	(6)
Total competitive energy businesses (c)	(0.11)	(32)
Other, including parent company expenses	0.01	6
Total variations	$(0.21)	$(60)

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

(b)	These variations include $8 million or $0.03 a share related to lower plant related flow-through tax deductions, offset in part by certain tax credits for the three months ended March 31, 2016.

(c)	These variations include the net mark-to-market effects shown in notes (a) and (b) in the Results of Operations table above.

The Companies’ other operations and maintenance expenses for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2016	2015
CECONY
Operations	$360	$342
Pensions and other postretirement benefits	87	91
Health care and other benefits	35	40
Regulatory fees and assessments (a)	107	154
Other	92	76
Total CECONY	681	703
O&R	70	82
Competitive energy businesses	37	30
Other (b)	(1)	(1)
Total other operations and maintenance expenses	$787	$814

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three months ended March 31, 2016 and 2015 follows. For additional business segment financial information, see Note J to the First Quarter Financial Statements.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
The Companies’ results of operations in 2016 compared with 2015 were:

	CECONY		O&R		Competitive Energy Businesses		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(378)	(12.6)%	$(18)	(7.7)%	$(64)	(17.1)%	$—	—%	$(460)	(12.7)%
Purchased power	(187)	(34.7)	(11)	(21.6)	5	1.7	—	—	(193)	(21.8)
Fuel	(83)	(53.9)	—	—	—	—	—	—	(83)	(53.9)
Gas purchased for resale	(66)	(33.3)	(7)	(31.8)	(32)	(76.2)	1	—	(104)	(39.7)
Other operations and maintenance	(22)	(3.1)	(12)	(14.6)	7	23.3	—	—	(27)	(3.3)
Depreciation and amortization	15	5.8	—	—	4	80.0	(1)	—	18	6.5
Taxes, other than income taxes	9	1.9	4	25.0	—	—	—	—	13	2.6
Operating income	(44)	(6.4)	8	17.8	(48)	Large	—	—	(84)	(11.6)
Other income less deductions	(3)	Large	—	—	(1)	(33.3)	1	—	(3)	(75.0)
Net interest expense	3	2.1	1	11.1	7	Large	(3)	(50.0)	8	5.0
Income before income tax expense	(50)	(9.3)	7	19.4	(56)	Large	4	66.7	(95)	(16.7)
Income tax expense	(12)	(6.3)	3	21.4	(24)	Large	(2)	(50.0)	(35)	(17.6)
Net income	$(38)	(10.9)%	$4	18.2%	$(32)	Large	$6	Large	$(60)	(16.2)%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	For the Three Months Ended March 31, 2016				For the Three Months Ended March 31, 2015
(Millions of Dollars)	Electric	Gas	Steam	2016 Total	Electric	Gas	Steam	2015 Total	2016-2015 Variation
Operating revenues	$1,773	$601	$258	$2,632	$1,980	$655	$375	$3,010	$(378)
Purchased power	341	—	11	352	526	—	13	539	(187)
Fuel	38	—	33	71	57	—	97	154	(83)
Gas purchased for resale	—	132	—	132	—	198	—	198	(66)
Other operations and maintenance	530	104	47	681	545	109	49	703	(22)
Depreciation and amortization	213	38	21	272	202	35	20	257	15
Taxes, other than income taxes	378	74	32	484	371	72	32	475	9
Operating income	$273	$253	$114	$640	$279	$241	$164	$684	$(44)

Electric
CECONY’s results of electric operations for the three months ended March 31, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2016	March 31, 2015	Variation
Operating revenues	$1,773	$1,980	$(207)
Purchased power	341	526	(185)
Fuel	38	57	(19)
Other operations and maintenance	530	545	(15)
Depreciation and amortization	213	202	11
Taxes, other than income taxes	378	371	7
Electric operating income	$273	$279	$(6)

CECONY’s electric sales and deliveries for the three months ended March 31, 2016 compared with the 2015 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2016	March 31, 2015	Variation	Percent Variation		March 31, 2016	March 31, 2015	Variation	Percent Variation
Residential/Religious (b)	2,336	2,463	(127)	(5.2)%		$584	$717	$(133)	(18.5)%
Commercial/Industrial	2,291	2,436	(145)	(6.0)		415	527	(112)	(21.3)
Retail choice customers	6,213	6,400	(187)	(2.9)		595	596	(1)	(0.2)
NYPA, Municipal Agency and other sales	2,499	2,584	(85)	(3.3)		132	128	4	3.1
Other operating revenues (c)	—	—	—	—		47	12	35	Large
Total	13,339	13,883	(544)	(3.9)%	(d)	$1,773	$1,980	$(207)	(10.5)%

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

(d)
After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 0.3 percent in the three months ended March 31, 2016 compared with the 2015 period.

Operating revenues decreased $207 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to lower purchased power ($185 million) and fuel expenses ($19 million), offset in part by higher revenues from the electric rate plan ($4 million).

Purchased power expenses decreased $185 million in the three months ended March 31, 2016 compared with the 2015 period due to lower unit costs ($150 million) and purchased volumes ($35 million).

Fuel expenses decreased $19 million in the three months ended March 31, 2016 compared with the 2015 period due to lower unit costs ($25 million), offset by higher sendout volumes from the company’s electric generating facilities ($6 million).

Other operations and maintenance expenses decreased $15 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($30 million), offset in part by higher costs for incentive-based compensation ($15 million) and the support and protection of company underground facilities to accommodate New York City municipal projects ($3 million).

Depreciation and amortization increased $11 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $7 million in the three months ended March 31, 2016 compared with the 2015 period principally due to higher property taxes ($17 million), offset in part by lower state and local taxes ($6 million) and sales and use tax reserve based on a favorable audit settlement ($3 million).

Gas
CECONY’s results of gas operations for the three months ended March 31, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2016	March 31, 2015	Variation
Operating revenues	$601	$655	$(54)
Gas purchased for resale	132	198	(66)
Other operations and maintenance	104	109	(5)
Depreciation and amortization	38	35	3
Taxes, other than income taxes	74	72	2
Gas operating income	$253	$241	$12

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2016 compared with the 2015 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2016	March 31, 2015	Variation	Percent Variation		March 31, 2016	March 31, 2015	Variation	Percent Variation
Residential	21,538	25,555	(4,017)	(15.7)%		$279	$303	$(24)	(7.9)%
General	10,984	13,646	(2,662)	(19.5)		103	124	(21)	(16.9)
Firm transportation	28,619	34,687	(6,068)	(17.5)		190	187	3	1.6
Total firm sales and transportation	61,141	73,888	(12,747)	(17.3)	(b)	572	614	(42)	(6.8)
Interruptible sales (c)	4,109	2,840	1,269	44.7		19	27	(8)	(29.6)
NYPA	8,108	9,767	(1,659)	(17.0)		1	1	—	—
Generation plants	12,271	12,822	(551)	(4.3)		6	6	—	—
Other	6,784	7,656	(872)	(11.4)		11	8	3	37.5
Other operating revenues (d)	—	—	—	—		(8)	(1)	(7)	Large
Total	92,413	106,973	(14,560)	(13.6)%		$601	$655	$(54)	(8.2)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, principally billing days, firm gas sales and transportation volumes in the company’s service area increased 3.8 percent in the three months ended March 31, 2016 compared with the 2015 period, reflecting primarily increased volumes attributable to additional customers that have converted from oil-to-gas as heating fuel for their buildings.

(c)	Includes 2,461 and 1,097 thousands of Dt for the 2016 and 2015 periods, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues decreased $54 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to lower gas purchased for resale expense ($66 million), offset in part by higher revenues from the gas rate plan ($13 million) reflecting primarily higher delivery volumes attributable to oil-to-gas conversions.

Gas purchased for resale decreased $66 million in the three months ended March 31, 2016 compared with the 2015 period due to lower unit costs ($38 million) and sendout volumes ($28 million).

Other operations and maintenance expenses decreased $5 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($12 million), offset in part by higher costs for the support and protection of company underground facilities to accommodate New York City municipal projects ($3 million) and incentive-based compensation ($3 million).

Depreciation and amortization increased $3 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $2 million in the three months ended March 31, 2016 compared with the 2015 period principally due to higher property taxes ($4 million), offset in part by lower state and local taxes ($2 million).

Steam
CECONY’s results of steam operations for the three months ended March 31, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2016	March 31, 2015	Variation
Operating revenues	$258	$375	$(117)
Purchased power	11	13	(2)
Fuel	33	97	(64)
Other operations and maintenance	47	49	(2)
Depreciation and amortization	21	20	1
Taxes, other than income taxes	32	32	—
Steam operating income	$114	$164	$(50)

CECONY’s steam sales and deliveries for the three months ended March 31, 2016 compared with the 2015 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2016	March 31, 2015	Variation	Percent Variation		March 31, 2016	March 31, 2015	Variation	Percent Variation
General	266	373	(107)	(28.7)%		$12	$18	$(6)	(33.3)%
Apartment house	2,381	3,119	(738)	(23.7)		66	100	(34)	(34.0)
Annual power	5,179	7,025	(1,846)	(26.3)		173	262	(89)	(34.0)
Other operating revenues (a)	—	—	—	—		7	(5)	12	Large
Total	7,826	10,517	(2,691)	(25.6)%	(b)	$258	$375	$(117)	(31.2)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries increased 0.8 percent in three months ended March 31, 2016 compared with the 2015 period.

Operating revenues decreased $117 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to lower fuel expenses ($64 million), the weather impact on revenues ($58 million) and lower purchased power costs ($2 million), offset in part by higher revenues from the steam rate plan ($9 million).

Purchased power expenses decreased $2 million in the three months ended March 31, 2016 compared with the 2015 period due to lower purchased volumes ($1 million) and unit costs ($1 million).

Fuel expenses decreased $64 million in the three months ended March 31, 2016 compared with the 2015 period due to lower unit costs ($52 million) and sendout volumes from the company’s steam generating facilities ($12 million).

Other operations and maintenance expenses decreased $2 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($5 million), offset in part by higher costs for the support and protection of company underground facilities to accommodate New York City municipal projects ($2 million) and incentive-based compensation ($1 million).

Depreciation and amortization increased $1 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to higher steam utility plant balances.

Net Interest Expense
Net interest expense increased $3 million in the three months ended March 31, 2016 compared with the 2015 period due primarily higher long-term debt balances in the 2016 period.

Income Tax Expense
Income taxes decreased $12 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to lower income before income tax expense ($20 million) and a research and development credit ($9 million), offset in part by a change in regulatory accounting of plant-related flow through items ($15 million) and an increase in uncertain tax positions ($2 million).

O&R

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
(Millions of Dollars)	Electric	Gas	2016 Total	Electric	Gas	2015 Total	2016-2015 Variation
Operating revenues	$140	$75	$215	$156	$77	$233	$(18)
Purchased power	40	—	40	51	—	51	(11)
Gas purchased for resale	—	15	15	—	22	22	(7)
Other operations and maintenance	57	13	70	64	18	82	(12)
Depreciation and amortization	12	5	17	12	5	17	—
Taxes, other than income taxes	13	7	20	11	5	16	4
Operating income	$18	$35	$53	$18	$27	$45	$8

Electric
O&R’s results of electric operations for the three months ended March 31, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2016	March 31, 2015	Variation
Operating revenues	$140	$156	$(16)
Purchased power	40	51	(11)
Other operations and maintenance	57	64	(7)
Depreciation and amortization	12	12	—
Taxes, other than income taxes	13	11	2
Electric operating income	$18	$18	$—

O&R’s electric sales and deliveries for the three months ended March 31, 2016 compared with the 2015 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2016	March 31, 2015	Variation	Percent Variation		March 31, 2016	March 31, 2015	Variation	Percent Variation
Residential/Religious (b)	356	381	(25)	(6.6)%		$65	$73	$(8)	(11.0)%
Commercial/Industrial	194	196	(2)	(1.0)		26	30	(4)	(13.3)
Retail choice customers	741	794	(53)	(6.7)		46	49	(3)	(6.1)
Public authorities	22	25	(3)	(12.0)		2	3	(1)	(33.3)
Other operating revenues (c)	—	—	—	—		1	1	—	—
Total	1,313	1,396	(83)	(5.9)%	(d)	$140	$156	$(16)	(10.3)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plans.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 0.5 percent in the three months ended March 31, 2016 compared with the 2015 period.

Operating revenues decreased $16 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to lower purchased power costs ($11 million) and revenues from the New York electric rate plan ($2 million).

Purchased power expenses decreased $11 million in the three months ended March 31, 2016 compared with the 2015 period due to lower unit costs ($6 million) and purchased volumes ($5 million).

Other operations and maintenance expenses decreased $7 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to lower pension costs ($4 million) and surcharges for assessments and fees that are collected in revenues from customers ($3 million).

Taxes, other than income taxes increased $2 million in the three months ended March 31, 2016 compared with the 2015 period principally due to higher property taxes.

Gas
O&R’s results of gas operations for the three months ended March 31, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2016	March 31, 2015	Variation
Operating revenues	$75	$77	$(2)
Gas purchased for resale	15	22	(7)
Other operations and maintenance	13	18	(5)
Depreciation and amortization	5	5	—
Taxes, other than income taxes	7	5	2
Gas operating income	$35	$27	$8

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2016 compared with the 2015 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2016	March 31, 2015	Variation	Percent Variation		March 31, 2016	March 31, 2015	Variation	Percent Variation
Residential	3,556	4,383	(827)	(18.9)%		$34	$36	$(2)	(5.6)%
General	764	968	(204)	(21.1)		7	7	—	—
Firm transportation	4,566	6,370	(1,804)	(28.3)		29	31	(2)	(6.5)
Total firm sales and transportation	8,886	11,721	(2,835)	(24.2)	(b)	70	74	(4)	(5.4)
Interruptible sales	1,177	1,253	(76)	(6.1)		1	1	—	—
Generation plants	1	14	(13)	(92.9)		—	—	—	—
Other	379	486	(107)	(22.0)		—	—	—	—
Other gas revenues	—	—	—	—		4	2	2	Large
Total	10,443	13,474	(3,031)	(22.5)%		$75	$77	$(2)	(2.6)%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 4.1 percent in March 31, 2016 compared with 2015 period.

Operating revenues decreased $2 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to a decrease in gas purchased for resale ($7 million), offset in part by higher revenues from the New York gas rate plan ($7 million).

Gas purchased for resale decreased $7 million in the three months ended March 31, 2016 compared with the 2015 period due to a decrease in purchased volumes ($11 million), offset by an increase in unit costs ($4 million).

Other operations and maintenance expenses decreased $5 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to lower pension costs ($4 million) and surcharges for assessments and fees that are collected in revenues from customers ($1 million).

Taxes, other than income taxes increased $2 million in the three months ended March 31, 2016 compared with the 2015 period principally due to higher property taxes.

Income Tax Expense
Income taxes increased $3 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to higher income before income tax expense ($3 million) and a change in regulatory accounting of plant-related flow through items ($1 million).

Competitive Energy Businesses
The competitive energy businesses’ results of operations for the three months ended March 31, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2016	March 31, 2015	Variation
Operating revenues	$310	$374	$(64)
Purchased power	299	294	5
Gas purchased for resale	10	42	(32)
Other operations and maintenance	37	30	7
Depreciation and amortization	9	5	4
Taxes, other than income taxes	6	6	—
Operating income	$(51)	$(3)	$(48)

Operating revenues decreased $64 million in the three months ended March 31, 2016 compared with the 2015 period, due primarily to lower electric retail revenues. Electric retail revenues decreased $54 million due to lower unit prices ($59 million), offset by higher sales volume ($5 million). Wholesale revenues decreased $30 million due to lower sales volumes. Solar revenues increased $10 million primarily due to an increase in solar electric production projects in operation. Net mark-to-market values decreased $71 million, of which $74 million in losses are reflected in purchased power expenses and $3 million in gains are reflected in revenues. Other revenues increased $7 million due primarily to higher energy services revenues.

Purchased power expenses increased $5 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to changes in mark-to-market losses ($74 million), offset by lower unit prices ($67 million) and volumes ($2 million).

Gas purchased for resale decreased $32 million in the three months ended March 31, 2016 compared with the 2015 period due to lower purchased volumes.

Other operations and maintenance expenses increased $7 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to an increase in energy services costs.

Depreciation and amortization increased $4 million in the three months ended March 31, 2016 compared with the 2015 period due an increase in solar electric production projects in operation during 2016.

Net Interest Expense
Net interest expense increased $7 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to increased debt on solar projects.

Income Tax Expense
Income taxes decreased $24 million in the three months ended March 31, 2016 compared with the 2015 period due primarily to lower income before income tax expense ($22 million) and higher renewable energy tax credits ($2 million).

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2016 and 2015 are summarized as follows:

	For the Three Months Ended March 31,
	Con Edison			CECONY
(Millions of Dollars)	2016	2015	Variation	2016	2015	Variation
Operating activities	$524	$559	$(35)	$458	$480	$(22)
Investing activities	(1,118)	(667)	(451)	(606)	(568)	(38)
Financing activities	(287)	(474)	187	(677)	(521)	(156)
Net change for the period	(881)	(582)	(299)	(825)	(609)	(216)
Balance at beginning of period	944	699	245	843	645	198
Balance at end of period	63	117	(54)	18	36	(18)
Less: Change in cash balances held for sale	2	—	2	—	—	—
Balance at the end of the period excluding held for sale	$61	$117	$(56)	$18	$36	$(18)

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

Net cash flows from operating activities for the three months ended March 31, 2016 for Con Edison and CECONY were $35 million and $22 million lower, respectively, than in the 2015 period. The change in net cash flows for Con Edison and CECONY reflects primarily the income taxes paid, net of refunds received in the 2016 period as compared with the 2015 period. The amount and timing of income tax payments and refunds reflect, among other things, the extension of bonus depreciation tax provisions.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $451 million and $38 million higher, respectively, for the three months ended March 31, 2016 compared with the 2015 period. The change for Con Edison reflects primarily increased investments in/acquisitions of renewable electric production and gas transmission projects ($212 million) and increased non-utility construction expenditures related to development of renewable electric production projects ($168 million). In addition, the changes for Con Edison and CECONY reflect increased utility construction expenditures in 2016 ($53 million and $46 million, respectively).

Cash Flows Used In Financing Activities
Net cash flows used in financing activities for Con Edison and CECONY were $187 million lower and $156 million higher, respectively, in the three months ended March 31, 2016 compared with the 2015 period.

In February 2016, a Con Edison Development subsidiary issued $218 million aggregate principal amount of 4.21 percent senior notes, due 2041, secured by the company's Texas Solar 7 solar project.

Cash flows used in financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at March 31, 2016 and 2015 and the average daily balances for the three months ended March 31, 2016 and 2015 for Con Edison and CECONY were as follows:

	2016		2015
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31,	Daily average	Outstanding at March 31,	Daily average
Con Edison	$1,199	$1,268	$519	$605
CECONY	$520	$595	$268	$217
Weighted average yield	0.7%	0.7%	0.5%	0.4%

Capital Requirements and Resources
Con Edison has increased its estimates for capital requirements for 2016 from $4,892 million to $5,867 million to reflect the agreement it announced in April 2016 for the purchase of a 50 percent equity interest in a gas pipeline and storage joint venture. See “Con Edison Transmission”, below. The company plans to meet its 2016 capital requirements, including for maturing securities, through internally-generated funds and the issuance of securities. The company’s plans include the issuance of approximately $500 million of common equity and approximately $500 million of long-term debt in connection with the purchase of the joint venture interest. In addition, the company’s plans to meet its other 2016 capital requirements include the issuance of between $1,000 million and $1,800 million of long-term debt, most of which would be at the Utilities; debt secured by its renewable electric production projects at the competitive energy businesses; and approximately $200 million of common equity in addition to equity under its dividend reinvestment, employee stock purchase and long term incentive plans.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2016 and 2015 and the twelve months ended December 31, 2015 was:

	Ratio of Earnings to Fixed Charges
	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015	For the Twelve Months Ended December 31, 2015
Con Edison	3.6	4.3	3.5
CECONY	4.1	4.5	3.6

For each of the Companies, the common equity ratio at March 31, 2016 and December 31, 2015 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2016	December 31, 2015
Con Edison	51.9	52.1
CECONY	51.7	51.4

Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at March 31, 2016, compared with December 31, 2015.

	Con Edison	CECONY
(Millions of Dollars)	2016 vs. 2015 Variation	2016 vs. 2015 Variation
Assets
Prepayments	$373	$324
Assets held for sale	9	—
Regulatory asset — Unrecognized pension and other postretirement costs	(213)	(195)
Income taxes receivable	(151)	—
Liabilities
Deferred income taxes and investment tax credits	$233	$301
Liabilities held for sale	61	—
Pension and retiree benefits	(312)	(302)

Prepayments
The increase in prepayments for Con Edison and CECONY reflects primarily CECONY’s January 2016 payment of its New York City semi-annual property taxes, offset by three months of amortization, while the December 2015 balance reflects the amortization of the previous semi-annual payment.

Assets Held for Sale and Liabilities Held for Sale
The increase in assets held for sale and liabilities held for sale reflects Con Edison's plan to sell the retail electric supply business of its competitive energy businesses and O&R's entry into an agreement to sell Pike. See Note O to the First Quarter Financial Statements.

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits
The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2015, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2016. See Notes B, E and F to the First Quarter Financial Statements.

Income Taxes Receivable
The decrease in income taxes receivable for Con Edison reflects the refund received in February 2016 from the Internal Revenue Service as a result of the extension of bonus depreciation in December 2015.

Deferred Income Taxes and Investment Tax Credits
The increase in the liability for deferred income taxes and investment tax credits for Con Edison and CECONY reflects primarily the extension of bonus depreciation in 2016, partially offset by the increase in deferred income tax assets associated with the federal tax attribute carryforwards related to the net operating loss and general business tax credits.

Off-Balance Sheet Arrangements
None of the Companies’ interests in variable interest entities (VIEs) meet the Securities and Exchange Commission definition of off-balance sheet arrangements. For information regarding the Companies’ VIEs, see Note M to the First Quarter Financial Statements.

Regulatory Matters
In March 2016, the New York State Public Service Commission (NYSPSC) issued an order in which it approved CECONY’s advanced metering infrastructure (AMI) plan for the company’s electric and gas delivery businesses, subject to a cap on capital expenditures of $1,285 million. AMI components include smart meters, a communication network, information technology systems and business applications. The plan provides for full deployment of AMI to the company’s customers to be implemented over a six-year period. The NYSPSC directed CECONY to submit a customer engagement plan, an update to the company’s benefit cost analysis and metrics that the NYSPSC can use to monitor the success of the project.

For certain information about the Utilities' rate plans and other regulatory matters affecting the Companies, see Note B to the First Quarter Financial Statements.

Con Edison Development
The following table provides information about the renewable electric production projects Con Edison Development owned at March 31, 2016:

Project Name	Production Technology	Generating Capacity (a) (MW AC)	Power Purchase Agreement Term (in Years)	Actual/Expected In-Service Date	Location
Wholly owned projects
Flemington Solar	Solar	8	n/a (b)	2011	New Jersey
Frenchtown I, II and III	Solar	14	n/a (b)	2011-13	New Jersey
PA Solar	Solar	10	n/a (b)	2012	Pennsylvania
California Solar 2	Solar	80	20	2014-16	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	6	25	2015	Texas
Texas Solar 5	Solar	95	25	2015	Texas
Campbell County Wind	Wind	95	30	2015	South Dakota
Projects of less than 5 MW	Solar	20	Various (b)	Various	Various
Jointly owned projects (c)
Pilesgrove	Solar	9	n/a (b)	2011	New Jersey
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2	Solar	75	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	38	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW (AC) in Operation		768
California Solar 3 (d)	Solar	110	20	2016	California
Texas Solar 7 (e)	Solar	106	25	2016	Texas
Total MW (AC) in Construction		216
Total MW (AC), All Projects		984 (f)

(a)	Represents Con Edison Development’s ownership interest in the project.

(b)	New Jersey, Pennsylvania and Massachusetts assets have 3-4 year Solar Renewable Energy Credit hedges in place.

(c)	See Note M to the First Quarter Financial Statements.

(d)
Purchased in January and February 2015. The total project cost is expected to be approximately $300 million. Electricity generated by these projects is to be purchased by Pacific Gas and Electric Company and Southern California Edison pursuant to long-term power purchase agreements.

(e)
Purchased in January 2016. The total project cost is expected to be approximately $375 million. Electricity generated by the project is to be purchased by the City of San Antonio pursuant to a long-term power purchase agreement. See Note P to the First Quarter Financial Statements.

(f)
In addition, in September 2015, Con Edison Development purchased a 50 percent membership interest in Panoche Holdings, LLC, which owns a project company that is developing, but has not started constructing, a 247 MW (AC) solar electric production project in California. See Note M to the First Quarter Financial Statements. Also, in October 2015, Con Edison Development purchased Lost Hills, which is developing but has not started constructing, a 20 MW (AC) solar electric production project in California and in November 2015 purchased Upton County, which is developing but has not started constructing, a 150 MW (AC) solar electric production project in Texas.

Con Edison Transmission
CET Electric
In March 2016, the Federal Energy Regulatory Commission approved a November 2015 settlement agreement applicable to three projects (called the TOTS Projects) that the NYSPSC approved in October 2013 in its proceeding to address potential needs that could arise should the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) no longer be able to operate. CECONY is developing two of the TOTS Projects. See Note P to the First Quarter Financial Statements. The settlement agreement, among other things, provides for a 10 percent return on common equity (or 9.5 percent for capital costs in excess of $228 million incurred for initial commercial operation), a maximum common equity ratio of 53 percent and allocation of 63 percent of the costs of the projects to load serving entities in the CECONY and O&R service areas.

CET Gas
In April 2016, a CET Gas subsidiary agreed with a subsidiary of Crestwood Equity Partners LP (Crestwood) to form a joint venture to own, operate and further develop a gas pipeline and storage business located in northern Pennsylvania and southern New York. Subject to customary closing conditions, Crestwood is to contribute these businesses to a new entity, Stagecoach Gas Services LLC, and the CET Gas subsidiary is to purchase a 50 percent equity interest in the entity for $975 million (subject to closing adjustments). The transaction is expected to be substantially completed in the second quarter of 2016. See Note P to the First Quarter Financial Statements.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at March 31, 2016, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million. Under CECONY’s current gas, steam and electric rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note K to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2016, a 10 percent decline in market prices would result in a decline in fair value of $60 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $53 million is for CECONY and $7 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	March 31, 2016	December 31, 2015
	(Millions of Dollars)
Average for the period	$1	$1
High	3	2
Low	1	—

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

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 55 to 65 percent equities and 35 to 45 percent fixed income and other securities. At March 31, 2016, the pension plan investments consisted of 57 percent equity and 43 percent fixed income and other securities.

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

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits
Con Edison

Exhibit 10.1	Description of Directors' Compensation.
Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2016 and 2015, and the 12-month period ended December 31, 2015.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2016 and 2015, and the 12-month period ended December 31, 2015.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: May 5, 2016	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer