Form 10-Q
period 2016-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2016-08-04
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
As of July 29, 2016, Con Edison had outstanding 304,414,974 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.
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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES
Electric	$2,035	$2,040	$3,947	$4,175
Gas	336	324	1,012	1,056
Steam	85	96	343	471
Non-utility	338	328	648	702
TOTAL OPERATING REVENUES	2,794	2,788	5,950	6,404
OPERATING EXPENSES
Purchased power	558	660	1,249	1,544
Fuel	33	31	104	185
Gas purchased for resale	81	89	239	351
Other operations and maintenance	820	802	1,607	1,616
Depreciation and amortization	302	276	599	555
Taxes, other than income taxes	485	458	995	955
TOTAL OPERATING EXPENSES	2,279	2,316	4,793	5,206
OPERATING INCOME	515	472	1,157	1,198
OTHER INCOME (DEDUCTIONS)
Investment and other income	15	14	19	19
Allowance for equity funds used during construction	2	1	4	2
Other deductions	(6)	(5)	(11)	(7)
TOTAL OTHER INCOME	11	10	12	14
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	526	482	1,169	1,212
INTEREST EXPENSE
Interest on long-term debt	167	156	330	311
Other interest	5	7	12	13
Allowance for borrowed funds used during construction	(2)	(1)	(3)	(1)
NET INTEREST EXPENSE	170	162	339	323
INCOME BEFORE INCOME TAX EXPENSE	356	320	830	889
INCOME TAX EXPENSE	124	101	288	300
NET INCOME	$232	$219	$542	$589
Net income per common share—basic	$0.78	$0.75	$1.83	$2.01
Net income per common share—diluted	$0.77	$0.74	$1.82	$2.01
DIVIDENDS DECLARED PER COMMON SHARE	$0.67	$0.65	$1.34	$1.30
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	299.1	292.9	296.7	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	300.4	294.0	298.0	293.9
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions of Dollars)
NET INCOME	$232	$219	$542	$589
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	1	1	6
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	1	1	6
COMPREHENSIVE INCOME	$233	$220	$543	$595
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$542	$589
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	599	555
Deferred income taxes	268	202
Rate case amortization and accruals	(112)	(20)
Common equity component of allowance for funds used during construction	(4)	(2)
Net derivative (gains)/losses	(33)	8
Other non-cash items, net	42	18
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	101	35
Materials and supplies, including fuel oil and gas in storage	29	48
Other receivables and other current assets	(38)	(17)
Income taxes receivable	151	224
Prepayments	(15)	(144)
Accounts payable	(21)	(158)
Pensions and retiree benefits obligations, net	302	379
Pensions and retiree benefits contributions	(307)	(407)
Accrued taxes	(16)	(20)
Accrued interest	3	(1)
Superfund and environmental remediation costs, net	60	15
Distributions from equity investments	24	18
Deferred charges, noncurrent assets and other regulatory assets	(98)	(3)
Deferred credits and other regulatory liabilities	75	136
Other current and noncurrent liabilities	79	31
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,631	1,486
INVESTING ACTIVITIES
Utility construction expenditures	(1,344)	(1,174)
Cost of removal less salvage	(95)	(105)
Non-utility construction expenditures	(331)	(178)
Investments in/acquisitions of renewable electric production and electric and gas transmission projects	(1,250)	(252)
Proceeds from the transfer of assets to NY Transco	122	—
Restricted cash	(6)	(22)
Other investing activities	(82)	6
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,986)	(1,725)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(821)	445
Issuance of long-term debt	1,765	238
Retirement of long-term debt	(6)	(45)
Debt issuance costs	(15)	(2)
Common stock dividends	(378)	(380)
Issuance of common shares - public offering	702	—
Issuance of common shares for stock plans, net of repurchases	27	(7)
Distribution to noncontrolling interest	(1)	—
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,273	249
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(82)	10
BALANCE AT BEGINNING OF PERIOD	944	699
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$862	$709
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$318	$305
Income taxes	$(142)	$(9)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$254	$213
Issuance of common shares for dividend reinvestment	$23	$5
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2016	December 31, 2015
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$862	$944
Special deposits	10	3
Accounts receivable – customers, less allowance for uncollectible accounts of $80 and $85 in 2016 and 2015, respectively	951	1,052
Other receivables, less allowance for uncollectible accounts of $15 and $11 in 2016 and 2015, respectively	247	304
Income taxes receivable	15	166
Accrued unbilled revenue	365	360
Fuel oil, gas in storage, materials and supplies, at average cost	321	350
Prepayments	192	177
Regulatory assets	84	132
Assets held for sale	183	157
Other current assets	269	191
TOTAL CURRENT ASSETS	3,499	3,836
INVESTMENTS	1,913	884
UTILITY PLANT, AT ORIGINAL COST
Electric	26,961	26,358
Gas	7,102	6,858
Steam	2,368	2,336
General	2,614	2,622
TOTAL	39,045	38,174
Less: Accumulated depreciation	8,305	8,044
Net	30,740	30,130
Construction work in progress	1,148	1,003
NET UTILITY PLANT	31,888	31,133
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $114 and $95 in 2016 and 2015, respectively	859	832
Construction work in progress	712	244
NET PLANT	33,459	32,209
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $5 and $4 in 2016 and 2015, respectively	2	2
Regulatory assets	7,680	8,096
Other deferred charges and noncurrent assets	288	186
TOTAL OTHER NONCURRENT ASSETS	8,399	8,713
TOTAL ASSETS	$47,270	$45,642
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2016	December 31, 2015
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$746	$739
Notes payable	708	1,529
Accounts payable	969	1,008
Customer deposits	358	354
Accrued taxes	46	62
Accrued interest	139	136
Accrued wages	99	97
Fair value of derivative liabilities	62	66
Regulatory liabilities	122	115
Liabilities held for sale	60	89
Other current liabilities	594	525
TOTAL CURRENT LIABILITIES	3,903	4,720
NONCURRENT LIABILITIES
Provision for injuries and damages	188	185
Pensions and retiree benefits	2,423	2,911
Superfund and other environmental costs	758	765
Asset retirement obligations	249	242
Fair value of derivative liabilities	33	39
Deferred income taxes and unamortized investment tax credits	9,878	9,537
Regulatory liabilities	1,932	1,977
Other deferred credits and noncurrent liabilities	201	199
TOTAL NONCURRENT LIABILITIES	15,662	15,855
LONG-TERM DEBT	13,747	12,006
EQUITY
Common shareholders’ equity	13,950	13,052
Noncontrolling interest	8	9
TOTAL EQUITY (See Statement of Equity)	13,958	13,061
TOTAL LIABILITIES AND EQUITY	$47,270	$45,642
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2014	293	$32	$4,991	$8,691	23	$(1,032)	$(61)	$(45)	$9	$12,585
Net income				370						370
Common stock dividends				(190)						(190)
Issuance of common shares for stock plans, net of repurchases	—		2		—	(2)				—
Other comprehensive income								5		5
BALANCE AS OF MARCH 31, 2015	293	$32	$4,993	$8,871	23	$(1,034)	$(61)	$(40)	$9	$12,770
Net income				219						219
Common stock dividends				(190)						(190)
Issuance of common shares for stock plans, net of repurchases	—		—		—	(3)				(3)
Other comprehensive income								1		1
BALANCE AS OF JUNE 30, 2015	293	$32	$4,993	$8,900	23	$(1,037)	$(61)	$(39)	$9	$12,797

BALANCE AS OF DECEMBER 31, 2015	293	$32	$5,030	$9,123	23	$(1,038)	$(61)	$(34)	$9	$13,061
Net income				310						310
Common stock dividends				(197)						(197)
Issuance of common shares for stock plans	1		28							28
Other comprehensive income								—		—
Noncontrolling interest									(1)	(1)
BALANCE AS OF MARCH 31, 2016	294	$32	$5,058	$9,236	23	$(1,038)	$(61)	$(34)	$8	$13,201
Net income				232						232
Common stock dividends				(204)						(204)
Issuance of common shares - public offering	10	1	723				(22)			702
Issuance of common shares for stock plans	—		26							26
Other comprehensive income								1		1
BALANCE AS OF JUNE 30, 2016	304	$33	$5,807	$9,264	23	$(1,038)	$(83)	$(33)	$8	$13,958
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,892	$1,879	$3,665	$3,858
Gas	304	308	905	963
Steam	85	96	343	471
TOTAL OPERATING REVENUES	2,281	2,283	4,913	5,292
OPERATING EXPENSES
Purchased power	369	358	721	897
Fuel	33	31	104	185
Gas purchased for resale	51	54	183	252
Other operations and maintenance	701	687	1,381	1,390
Depreciation and amortization	275	254	547	511
Taxes, other than income taxes	460	439	944	914
TOTAL OPERATING EXPENSES	1,889	1,823	3,880	4,149
OPERATING INCOME	392	460	1,033	1,143
OTHER INCOME (DEDUCTIONS)
Investment and other income	1	2	2	3
Allowance for equity funds used during construction	2	1	4	2
Other deductions	(1)	(5)	(6)	(6)
TOTAL OTHER INCOME (DEDUCTIONS)	2	(2)	—	(1)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	394	458	1,033	1,142
INTEREST EXPENSE
Interest on long-term debt	146	141	290	282
Other interest	4	5	9	9
Allowance for borrowed funds used during construction	(1)	—	(2)	(1)
NET INTEREST EXPENSE	149	146	297	290
INCOME BEFORE INCOME TAX EXPENSE	245	312	736	852
INCOME TAX EXPENSE	84	101	264	293
NET INCOME	$161	$211	$472	$559
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions of Dollars)
NET INCOME	$161	$211	$472	$559
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	1	1	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	1	1	1
COMPREHENSIVE INCOME	$162	$212	$473	$560
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$472	$559
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	547	511
Deferred income taxes	283	135
Rate case amortization and accruals	(120)	(32)
Common equity component of allowance for funds used during construction	(4)	(2)
Other non-cash items, net	15	(10)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	102	53
Materials and supplies, including fuel oil and gas in storage	18	42
Other receivables and other current assets	(64)	11
Accounts receivable from affiliated companies	92	(4)
Prepayments	3	18
Accounts payable	(54)	(106)
Accounts payable to affiliated companies	5	5
Pensions and retiree benefits obligations, net	287	360
Pensions and retiree benefits contributions	(306)	(406)
Superfund and environmental remediation costs, net	67	14
Accrued taxes	(15)	(1)
Accrued taxes to affiliated companies	(2)	(10)
Accrued interest	(3)	(1)
Deferred charges, noncurrent assets and other regulatory assets	(100)	(22)
Deferred credits and other regulatory liabilities	89	119
Other current and noncurrent liabilities	87	(31)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,399	1,202
INVESTING ACTIVITIES
Utility construction expenditures	(1,268)	(1,108)
Cost of removal less salvage	(92)	(101)
Proceeds from the transfer of assets to NY Transco	122	—
Restricted cash	13	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,225)	(1,209)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(425)	545
Issuance of long-term debt	550	—
Debt issuance costs	(6)	(1)
Capital contribution by parent	51	—
Dividend to parent	(372)	(516)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(202)	28
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(28)	21
BALANCE AT BEGINNING OF PERIOD	843	645
BALANCE AT END OF PERIOD	$815	$666
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$285	$277
Income taxes	$(117)	$160
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$196	$151
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2016	December 31, 2015
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$815	$843
Special deposits	2	2
Accounts receivable – customers, less allowance for uncollectible accounts of $75 and $80 in 2016 and 2015, respectively	890	987
Other receivables, less allowance for uncollectible accounts of $14 and $11 in 2016 and 2015, respectively	76	70
Accrued unbilled revenue	328	327
Accounts receivable from affiliated companies	98	190
Fuel oil, gas in storage, materials and supplies, at average cost	270	288
Prepayments	110	113
Regulatory assets	77	121
Other current assets	165	131
TOTAL CURRENT ASSETS	2,831	3,072
INVESTMENTS	307	286
UTILITY PLANT, AT ORIGINAL COST
Electric	25,398	24,828
Gas	6,421	6,191
Steam	2,368	2,336
General	2,399	2,411
TOTAL	36,586	35,766
Less: Accumulated depreciation	7,615	7,378
Net	28,971	28,388
Construction work in progress	1,055	922
NET UTILITY PLANT	30,026	29,310
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2016 and 2015	4	5
NET PLANT	30,030	29,315
OTHER NONCURRENT ASSETS
Regulatory assets	7,109	7,482
Other deferred charges and noncurrent assets	76	75
TOTAL OTHER NONCURRENT ASSETS	7,185	7,557
TOTAL ASSETS	$40,353	$40,230
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2016	December 31, 2015
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$650	$650
Notes payable	608	1,033
Accounts payable	703	771
Accounts payable to affiliated companies	17	12
Customer deposits	343	339
Accrued taxes	34	49
Accrued taxes to affiliated companies	—	2
Accrued interest	115	118
Accrued wages	90	88
Fair value of derivative liabilities	44	50
Regulatory liabilities	98	84
Other current liabilities	516	443
TOTAL CURRENT LIABILITIES	3,218	3,639
NONCURRENT LIABILITIES
Provision for injuries and damages	181	178
Pensions and retiree benefits	2,085	2,565
Superfund and other environmental costs	664	665
Asset retirement obligations	238	234
Fair value of derivative liabilities	30	36
Deferred income taxes and unamortized investment tax credits	9,121	8,755
Regulatory liabilities	1,743	1,789
Other deferred credits and noncurrent liabilities	174	167
TOTAL NONCURRENT LIABILITIES	14,236	14,389
LONG-TERM DEBT	11,333	10,787
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	11,566	11,415
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$40,353	$40,230
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2014	235	$589	$4,234	$7,399	$(962)	$(61)	$(11)	$11,188
Net income				348				348
Common stock dividend to parent				(338)				(338)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2015	235	$589	$4,234	$7,409	$(962)	$(61)	$(11)	$11,198
Net income				211				211
Common stock dividend to parent				(178)				(178)
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2015	235	$589	$4,234	$7,442	$(962)	$(61)	$(10)	$11,232

BALANCE AS OF DECEMBER 31, 2015	235	$589	$4,247	$7,611	$(962)	$(61)	$(9)	$11,415
Net income				310				310
Common stock dividend to parent				(186)				(186)
Capital contribution by parent			23					23
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2016	235	$589	$4,270	$7,735	$(962)	$(61)	$(9)	$11,562
Net income				161				161
Common stock dividend to parent				(186)				(186)
Capital contribution by parent			28					28
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2016	235	$589	$4,298	$7,710	$(962)	$(61)	$(8)	$11,566
The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General
These combined notes accompany and form an integral part of the separate consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Con Edison’s other utility subsidiary, Orange and Rockland Utilities, Inc. (O&R), Con Edison Transmission, Inc. (Con Edison Transmission) and Con Edison’s competitive energy businesses in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to CECONY and O&R.
As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2015 and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016. Certain prior period amounts have been reclassified to conform to the current period presentation.
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania (see Note P) and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a company which sells to retail customers electricity purchased in wholesale markets (see Note P), enters into related hedging transactions and also provides energy-related products and services to retail customers; Consolidated Edison Energy, Inc. (Con Edison Energy), a company that provides energy-related products and services to wholesale customers; and Consolidated Edison Development, Inc. (Con Edison Development), a company that develops, owns and operates renewable and energy infrastructure projects. In addition, Con Edison has a subsidiary, Con Edison Transmission, that invests in electric transmission facilities through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and invests in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas).

Note A – Summary of Significant Accounting Policies
Earnings Per Common Share
For the three and six months ended June 30, 2016 and 2015, basic and diluted earnings per share (EPS) for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2016	2015	2016	2015
Net income	$232	$219	$542	$589
Weighted average common shares outstanding – basic	299.1	292.9	296.7	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.3	1.1	1.3	1.0
Adjusted weighted average common shares outstanding – diluted	300.4	294.0	298.0	293.9
Net income per common share – basic	$0.78	$0.75	$1.83	$2.01
Net income per common share – diluted	$0.77	$0.74	$1.82	$2.01
The computation of diluted EPS for the six months ended June 30, 2016 and three and six months ended June 30, 2015 excludes immaterial amounts of stock-based compensation awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and six months ended June 30, 2016 and 2015, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Beginning balance, accumulated OCI, net of taxes (a)	$(34)	$(40)	$(9)	$(11)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2016 and 2015 (a)(b)	1	1	1	1
Current period OCI, net of taxes	1	1	1	1
Ending balance, accumulated OCI, net of taxes	$(33)	$(39)	$(8)	$(10)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Beginning balance, accumulated OCI, net of taxes (a)	$(34)	$(45)	$(9)	$(11)
OCI before reclassifications, net of tax of $1 and $(2) for Con Edison in 2016 and 2015, respectively	(1)	3	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison in 2016 and 2015 (a)(b)	2	3	1	1
Current period OCI, net of taxes	1	6	1	1
Ending balance, accumulated OCI, net of taxes	$(33)	$(39)	$(8)	$(10)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.

(b)
For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit cost. See Notes E and F.

Note B — Regulatory Matters
Rate Plans
CECONY - Electric
In May 2016, the New York State Public Service Commission (NYSPSC) staff submitted testimony in the NYSPSC January 2016 proceeding in which CECONY requested an electric rate increase, effective January 2017. The NYSPSC staff testimony supports an electric rate increase of $45 million reflecting, among other things, an 8.6 percent return on common equity. In June 2016, CECONY filed an update to its January 2016 request. The company increased its requested January 2017 rate increase by $16 million to $498 million, decreased its illustrated January 2018 rate increase by $11 million to $169 million and increased its illustrated January 2019 rate increase by $45 million to $186 million. This updated filing reflects a 9.75 percent return on common equity.

In April 2016, the Federal Energy Regulatory Commission (FERC) rejected CECONY’s challenge to FERC’s approval of substantially increased charges allocated to CECONY for transmission service provided pursuant to the open access tariff of PJM Interconnection LLC (PJM). CECONY will continue to challenge FERC’s approval of the increased charges that will be incurred over the remaining contract term, and in May 2016 filed an appeal of FERC's decision with the U.S. Court of Appeals. In April 2016, CECONY notified PJM that it will not be exercising its option to continue the service beyond April 2017.

CECONY - Gas
In May 2016, the NYSPSC staff submitted testimony in the NYSPSC January 2016 proceeding in which CECONY requested a gas rate increase, effective January 2017. The NYSPSC staff testimony supports a gas rate decrease of $25 million reflecting, among other things, an 8.6 percent return on common equity. In June 2016, CECONY filed an update to its January 2016 request. The company decreased its requested January 2017 rate increase by $29 million to $125 million, increased its illustrated January 2018 rate increase by $13 million to $110 million and decreased its illustrated January 2019 rate increase by $9 million to $100 million. This updated filing reflects a 9.75 percent return on common equity.

Rockland Electric Company (RECO)
In April 2016, RECO filed a request with the New Jersey Board of Public Utilities for an electric rate increase of $10 million, effective March 2017. The filing reflected a return on common equity of 10.20 percent and a common equity ratio of 49.81 percent. In July 2016, RECO filed an update to its April 2016 request. The company decreased its requested March 2017 rate increase by $1 million to $9 million. The updated filing reflects a return on common equity of 10.20 percent and a common equity ratio of 49.71 percent. The filing reflects continuation of provisions pursuant to which the company recovers its purchased power and fuel costs from customers.

Other Regulatory Matters
In April 2016, the NYSPSC approved the September 2015 Joint Proposal among CECONY, the NYSPSC staff and others with respect to the prudence proceeding the NYSPSC commenced in February 2009 and related matters. Pursuant to the Joint Proposal, the company is required to credit $116 million to customers and, for the period 2017 through 2044, to not seek to recover from customers an aggregate $55 million relating to return on its capital expenditures. In addition, the company’s revenues that were made subject to potential refund in this proceeding are no longer subject to refund. At June 30, 2016, the company had a $97 million regulatory liability for the remaining amount to be credited to customers related to this matter.
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
At June 30, 2016, CECONY had an $18 million regulatory liability related to the June 2014 plastic fusion proceeding and the November 2015 order to show cause. The company is unable to estimate the amount or range of its possible loss related to these matters in excess of this regulatory liability.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at June 30, 2016 and December 31, 2015 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Regulatory assets
Unrecognized pension and other postretirement costs	$3,516	$3,876	$3,361	$3,697
Future income tax	2,379	2,350	2,262	2,232
Environmental remediation costs	837	904	732	800
Revenue taxes	295	253	281	240
Deferred storm costs	122	185	57	110
Unamortized loss on reacquired debt	47	50	44	48
O&R property tax reconciliation	42	46	—	—
Deferred derivative losses	38	50	35	46
Pension and other postretirement benefits deferrals	35	45	6	16
Net electric deferrals	34	44	34	44
Surcharge for New York State assessment	32	44	29	40
Preferred stock redemption	26	26	26	26
O&R transition bond charges	18	21	—	—
Workers’ compensation	16	11	16	11
Recoverable energy costs	—	16	—	15
Other	243	175	226	157
Regulatory assets – noncurrent	7,680	8,096	7,109	7,482
Deferred derivative losses	75	113	70	103
Recoverable energy costs	9	19	7	18
Regulatory assets – current	84	132	77	121
Total Regulatory Assets	$7,764	$8,228	$7,186	$7,603
Regulatory liabilities
Allowance for cost of removal less salvage	$708	$676	$599	$570
Property tax reconciliation	230	303	230	303
Pension and other postretirement benefit deferrals	125	76	96	46
Net unbilled revenue deferrals	117	109	117	109
Prudence proceeding	97	99	97	99
Unrecognized other postretirement costs	93	28	93	28
Base rate change deferrals	77	128	77	128
New York State income tax rate change	69	75	66	72
Variable-rate tax-exempt debt – cost rate reconciliation	64	70	56	60
Carrying charges on repair allowance and bonus depreciation	51	49	50	48
Earnings sharing - electric, gas and steam	34	80	30	80
Net utility plant reconciliations	28	32	28	31
Property tax refunds	22	44	22	44
World Trade Center settlement proceeds	10	21	10	21
Other	207	187	172	150
Regulatory liabilities – noncurrent	1,932	1,977	1,743	1,789
Revenue decoupling mechanism	79	45	78	45
Refundable energy costs	30	64	9	33
Deferred derivative gains	13	6	11	6
Regulatory liabilities – current	122	115	98	84
Total Regulatory Liabilities	$2,054	$2,092	$1,841	$1,873

Note C — Capitalization
In February 2016, a Con Edison Development subsidiary issued $218 million aggregate principal amount of 4.21 percent senior notes, due 2041, secured by the company's Texas Solar 7 solar project.

In May 2016, Con Edison issued approximately 10 million common shares resulting in net proceeds, after issuance expenses, of $702 million, and $500 million aggregate principal amount of 2.00 percent debentures, due 2021. Also, in May 2016, a Con Edison Development subsidiary issued $95 million aggregate principal amount of 4.07 percent senior notes, due 2036, secured by the company's California Holding 3 solar projects. In June 2016, Con Edison borrowed $400 million pursuant to a credit agreement with a syndicate of banks. The borrowing matures in 2018 and bears interest at a LIBOR plus margin of 1.00 percent. In June 2016, CECONY issued $550 million aggregate principal amount of 3.85 percent debentures, due 2046. Also, in June 2016, a Con Edison Solutions subsidiary borrowed $2 million pursuant to a loan agreement with a New Jersey utility. The borrowing matures in 2026, bears interest of 11.18 percent and may be repaid in cash or project Solar Renewable Energy Certificates.

The carrying amounts and fair values of long-term debt at June 30, 2016 and December 31, 2015 were:

(Millions of Dollars)	2016		2015
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$14,493	$16,681	$12,745	$13,856
CECONY	$11,983	$13,917	$11,437	$12,427

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $16,045 million and $636 million of the fair value of long-term debt at June 30, 2016 are classified as Level 2 and Level 3, respectively. For CECONY, $13,281 million and $636 million of the fair value of long-term debt at June 30, 2016 are classified as Level 2 and Level 3, respectively (see Note L). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing
At June 30, 2016, Con Edison had $708 million of commercial paper outstanding of which $608 million was outstanding under CECONY’s program. The weighted average interest rate at June 30, 2016 was 0.7 percent for both Con Edison and CECONY. At December 31, 2015, Con Edison had $1,529 million of commercial paper outstanding of which $1,033 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2015 was 0.7 percent for both Con Edison and CECONY.
At June 30, 2016 and December 31, 2015, no loans were outstanding under the credit agreement (Credit Agreement) and $2 million (including $2 million for CECONY) and $15 million of letters of credit were outstanding under the Credit Agreement, respectively.

Note E — Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Service cost – including administrative expenses	$69	$74	$65	$70
Interest cost on projected benefit obligation	149	144	140	135
Expected return on plan assets	(237)	(222)	(225)	(210)
Recognition of net actuarial loss	149	194	141	183
Recognition of prior service costs	1	1	—	—
NET PERIODIC BENEFIT COST	$131	$191	$121	$178
Amortization of regulatory asset	—	1	—	1
TOTAL PERIODIC BENEFIT COST	$131	$192	$121	$179
Cost capitalized	(53)	(76)	(50)	(72)
Reconciliation to rate level	13	(17)	14	(18)
Cost charged to operating expenses	$91	$99	$85	$89

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Service cost – including administrative expenses	$138	$149	$129	$139
Interest cost on projected benefit obligation	298	287	280	269
Expected return on plan assets	(474)	(443)	(449)	(420)
Recognition of net actuarial loss	298	388	282	367
Recognition of prior service costs	2	2	1	1
NET PERIODIC BENEFIT COST	$262	$383	$243	$356
Amortization of regulatory asset	—	1	—	1
TOTAL PERIODIC BENEFIT COST	$262	$384	$243	$357
Cost capitalized	(106)	(144)	(99)	(137)
Reconciliation to rate level	26	(42)	26	(42)
Cost charged to operating expenses	$182	$198	$170	$178

Expected Contributions
Based on estimates as of June 30, 2016, the Companies expect to make contributions to the pension plans during 2016 of $508 million (of which $469 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first six months of 2016, the Companies contributed $307 million to the pension plans, nearly all of which was contributed by CECONY. CECONY also contributed $17 million to its external trust for supplemental plans.

Note F — Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit costs for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Service cost	$4	$5	$3	$4
Interest cost on accumulated other postretirement benefit obligation	12	13	10	11
Expected return on plan assets	(19)	(20)	(17)	(17)
Recognition of net actuarial loss	1	8	1	7
Recognition of prior service cost	(5)	(5)	(3)	(4)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$(7)	$1	$(6)	$1
Cost capitalized	2	(1)	2	(1)
Reconciliation to rate level	7	4	6	2
Cost charged to operating expenses	$2	$4	$2	$2

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Service cost	$9	$10	$7	$7
Interest cost on accumulated other postretirement benefit obligation	24	25	20	22
Expected return on plan assets	(38)	(39)	(34)	(34)
Recognition of net actuarial loss	2	16	1	14
Recognition of prior service cost	(10)	(10)	(7)	(7)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$(13)	$2	$(13)	$2
Cost capitalized	3	(1)	3	(1)
Reconciliation to rate level	14	8	14	3
Cost charged to operating expenses	$4	$9	$4	$4

Expected Contributions
Based on estimates as of June 30, 2016, Con Edison expects to make a contribution of $6 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2016. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2016 and December 31, 2015 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Accrued Liabilities:
Manufactured gas plant sites	$670	$679	$576	$579
Other Superfund Sites	88	86	88	86
Total	$758	$765	$664	$665
Regulatory assets	$837	$904	$732	$800
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
Environmental remediation costs incurred related to Superfund Sites for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Remediation costs incurred	$9	$8	$3	$7

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Remediation costs incurred	$12	$15	$5	$12

No insurance recoveries were received by Con Edison or CECONY for the three or six months ended June 30, 2016 and 2015.
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At June 30, 2016, Con Edison and CECONY had accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. The estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Trial courts have begun, and unless otherwise determined by an appellate court may continue, to apply a different standard for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate plans, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2016 and December 31, 2015 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$91	$86	$86	$81
Regulatory assets – workers’ compensation	$16	$11	$16	$11

Note H — Other Material Contingencies
Manhattan Steam Main Rupture
In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately eighty suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At June 30, 2016, the company has accrued its estimated liability for the suits of $50 million and an insurance receivable in the same amount.
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Street in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC (which also conducted an investigation). In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. Approximately 70 suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At June 30, 2016, the company had not accrued a liability for damages related to the incident.
Other Contingencies
See “Other Regulatory Matters” in Note B and “Uncertain Tax Positions” in Note I.
Guarantees
Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,544 million and $2,856 million at June 30, 2016 and December 31, 2015, respectively.
A summary, by type and term, of Con Edison’s total guarantees at June 30, 2016 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$619	$583	$—	$1,202
Energy transactions	672	41	91	804
Renewable electric production projects	443	—	20	463
Other	75	—	—	75
Total	$1,809	$624	$111	$2,544
Con Edison Transmission — Con Edison has guaranteed payment by CET Electric of the contributions CET Electric agreed to make to New York Transco LLC (NY Transco). CET Electric acquired a 45.7 percent interest in NY Transco when it was formed in 2014. NY Transco’s transmission projects are expected to be initially developed by CECONY and other New York transmission owners and then transferred to NY Transco. In May 2016, the transmission owners transferred certain projects to NY Transco, as to which CET Electric made its required contributions. See Note Q. The other projects that were proposed when NY Transco was formed remain subject to certain authorizations from the NYSPSC, the FERC and, as applicable, other federal, state and local agencies. Guarantee amount shown is for the maximum possible required amount of CET Electric’s contributions for these other projects as calculated based on the assumptions that the projects are completed at 175 percent of their estimated costs and NY Transco does not use any debt financing for the projects. Guarantee term shown is assumed as the timing of the contributions is not certain. Also included within the table above is a guarantee for $25 million from Con Edison on behalf of CET Gas in relation to a proposed gas transmission project in West Virginia and Virginia (see Note Q).
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
In addition to the guarantees included in the table above, in July 2016, Con Edison guaranteed (subject to a $53 million maximum amount) certain obligations of Con Edison Solutions under its agreement to sell the assets of its retail electric supply business to a subsidiary of Exelon Corporation. See Note P.

Note I — Income Tax
Con Edison’s income tax expense increased to $124 million for the three months ended June 30, 2016 from $101 million for the three months ended June 30, 2015. Con Edison's effective tax rate for the three months ended June 30, 2016 and 2015 was 35 percent and 32 percent, respectively. For the three months ended June 30, 2016, Con Edison recorded lower tax benefits for plant-related flow through items, partially offset by increased tax benefits as a result of higher injuries and damages payments and higher renewable energy tax credits.

CECONY’s income tax expense decreased to $84 million for the three months ended June 30, 2016 from $101 million for the three months ended June 30, 2015. CECONY's effective tax rate for the three months ended June 30, 2016 and 2015 was 34 percent and 32 percent, respectively. The increase in CECONY's effective tax rate is primarily related to a decrease in tax benefits for plant-related flow through items, partially offset by increased tax benefits as a result of higher injuries and damages payments.

Con Edison’s income tax expense decreased to $288 million for the six months ended June 30, 2016 from $300 million for the six months ended June 30, 2015. Con Edison's effective tax rate for the six months ended June 30, 2016 and 2015 was 35 percent and 34 percent, respectively. For the six months ended June 30, 2016, Con Edison recorded income tax benefits for research and development tax credits and higher renewable energy tax credits, which were primarily offset by a decrease in tax benefits for plant-related flow through items.

CECONY’s income tax expense decreased to $264 million for the six months ended June 30, 2016 from $293 million for the six months ended June 30, 2015. CECONY's effective tax rate for the six months ended June 30, 2016 and 2015 was 36 percent and 34 percent, respectively. The increase in CECONY's effective tax rate is primarily related to a decrease in tax benefits for plant-related flow through items, partially offset by research and development tax credits.

Con Edison anticipates a federal consolidated net operating loss for 2016, primarily due to bonus depreciation. Con Edison expects to carryback a portion of its 2016 net operating loss and recover $10 million of income tax. General business tax credits that became available as a result of the net operating loss carryback, as well as the remaining 2016 net operating loss will be carried forward to future tax years. A deferred tax asset for these tax attribute carryforwards was recorded, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized.

Uncertain Tax Positions
At June 30, 2016, the estimated liability for uncertain tax positions for Con Edison was $36 million ($4 million for CECONY). Con Edison reasonably expects to resolve approximately $27 million ($18 million, net of federal taxes) of its uncertain tax positions within the next twelve months, of which the entire amount, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $4 million ($3 million, net of federal taxes), of which the entire amount, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $36 million ($24 million, net of federal taxes).
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three and six months ended June 30, 2016, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At June 30, 2016 and December 31, 2015, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note J — Financial Information by Business Segment
In 2016, Con Edison Transmission began investing, through CET Electric and CET Gas, in electric transmission and gas pipeline and storage assets (see Note Q). As a result of these investments, Con Edison has changed its business segments to add Con Edison Transmission as a separate reportable segment based on management’s reporting and decision-making, including performance evaluation and resource allocation. For comparison purposes, the previously reported financial information by business segments was reclassified to reflect the current business segment presentation.

The financial data for the business segments are as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income		Other income (deductions)		Interest charges		Income taxes on operating income		Total assets		Construction expenditures
(Millions of Dollars)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
CECONY
Electric	$1,892	$1,879	$4	$5	$215	$201	$371	$422	$2	$(1)	$113	$113	$88	$99	$30,632	$30,474	$338	$409
Gas	304	308	1	1	39	35	48	54	—	(1)	26	23	9	12	7,131	6,598	205	161
Steam	85	96	21	21	21	18	(27)	(16)	—	—	10	10	(10)	(6)	2,590	2,629	28	21
Consolidation adjustments	—	—	(26)	(27)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total CECONY	$2,281	$2,283	$—	$—	$275	$254	$392	$460	$2	$(2)	$149	$146	$87	$105	$40,353	$39,701	$571	$591
O&R
Electric	$144	$162	$—	$—	$13	$13	$14	$16	$—	$—	$6	$5	$3	$4	$1,928	$1,944	$25	$25
Gas	31	16	—	—	4	4	(1)	(18)	—	—	3	4	(1)	(8)	761	739	12	11
Total O&R	$175	$178	$—	$—	$17	$17	$13	$(2)	$—	$—	$9	$9	$2	$(4)	$2,689	$2,683	$37	$36
Competitive energy businesses	$338	$328	$3	$(1)	$10	$6	$109	$13	$7	$12	$8	$2	$36	$7	$2,494	$1,549	$128	$364
Con Edison Transmission	—	—	—	—	—	—	(1)	—	3	—	1	—	—	—	1,043	2	—	—
Other (a)	—	(1)	(3)	1	—	(1)	2	1	(1)	—	3	5	3	—	691	816	—	—
Total Con Edison	$2,794	$2,788	$—	$—	$302	$276	$515	$472	$11	$10	$170	$162	$128	$108	$47,270	$44,751	$736	$991

(a)	Parent company and consolidation adjustments. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income		Other income (deductions)		Interest charges		Income taxes on operating income		Total assets		Construction expenditures
(Millions of Dollars)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
CECONY
Electric	$3,665	$3,858	$9	$9	$428	$403	$645	$700	$1	$(1)	$225	$223	$137	$142	$30,632	$30,474	$720	$744
Gas	905	963	3	3	78	70	301	294	(1)	—	52	46	97	98	7,131	6,598	365	289
Steam	343	471	44	43	41	38	87	149	—	—	20	21	35	60	2,590	2,629	51	38
Consolidation adjustments	—	—	(56)	(55)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total CECONY	$4,913	$5,292	$—	$—	$547	$511	$1,033	$1,143	$—	$(1)	$297	$290	$269	$300	$40,353	$39,701	$1,136	$1,071
O&R
Electric	$284	$318	$—	$—	$24	$25	$32	$34	$—	$1	$12	$11	$7	$9	$1,928	$1,944	$47	$45
Gas	106	93	—	—	9	9	34	9	—	—	6	6	12	1	761	739	21	17
Total O&R	$390	$411	$—	$—	$33	$34	$66	$43	$—	$1	$18	$17	$19	$10	$2,689	$2,683	$68	$62
Competitive energy businesses	$648	$702	$9	$(4)	$19	$11	$58	$10	$9	$15	$16	$3	$9	$4	$2,494	$1,549	$556	$464
Con Edison Transmission	—	—	—	—	—	—	(1)	—	3	—	1	—	—	—	1,043	2	—	—
Other (a)	(1)	(1)	(9)	4	—	(1)	1	2	—	(1)	7	13	2	—	691	816	—	—
Total Con Edison	$5,950	$6,404	$—	$—	$599	$555	$1,157	$1,198	$12	$14	$339	$323	$299	$314	$47,270	$44,751	$1,760	$1,597

(a)	Parent company and consolidation adjustments. Other does not represent a business segment.

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

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at June 30, 2016 and December 31, 2015 were:

(Millions of Dollars)	2016				2015
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$78	$(50)	$28	(b)	$59	$(41)	$18	(b)
Current - assets held for sale (c)	45	(42)	3		51	(50)	1
Noncurrent	33	(32)	1		57	(54)	3
Noncurrent - assets held for sale (c)	13	(10)	3		15	(15)	—
Total fair value of derivative assets	$169	$(134)	$35		$182	$(160)	$22
Fair value of derivative liabilities
Current	$(129)	$67	$(62)		$(144)	$78	$(66)
Current - liabilities held for sale (c)	(76)	42	(34)		(115)	50	(65)
Noncurrent	(67)	34	(33)		(102)	63	(39)
Noncurrent - liabilities held for sale (c)	(24)	10	(14)		(28)	15	(13)
Total fair value of derivative liabilities	$(296)	$153	$(143)		$(389)	$206	$(183)
Net fair value derivative assets/(liabilities)	$(127)	$19	$(108)	(b)	$(207)	$46	$(161)	(b)
CECONY
Fair value of derivative assets
Current	$57	$(47)	$10	(b)	$40	$(32)	$8	(b)
Noncurrent	24	(24)	—		48	(47)	1
Total fair value of derivative assets	$81	$(71)	$10		$88	$(79)	$9
Fair value of derivative liabilities
Current	$(109)	$65	$(44)		$(121)	$71	$(50)
Noncurrent	(59)	29	(30)		(92)	56	(36)
Total fair value of derivative liabilities	$(168)	$94	$(74)		$(213)	$127	$(86)
Net fair value derivative assets/(liabilities)	$(87)	$23	$(64)	(b)	$(125)	$48	$(77)	(b)

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

(b)
At June 30, 2016 and December 31, 2015, margin deposits for Con Edison ($16 million and $26 million, respectively) and CECONY ($16 million and $26 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)	Amounts represent derivative assets and liabilities included in assets and liabilities held for sale on the consolidated balance sheet (see Note P).

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

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2016 and 2015:

		For the Three Months Ended June 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2016		2015		2016	2015
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$10		$(2)		$9	$(1)
Noncurrent	Deferred derivative gains	1		—		—	—
Total deferred gains/(losses)		$11		$(2)		$9	$(1)
Current	Deferred derivative losses	$68		$(11)		$61	$(10)
Current	Recoverable energy costs	(52)		(40)		(47)	(36)
Noncurrent	Deferred derivative losses	68		(2)		62	(1)
Total deferred gains/(losses)		$84		$(53)		$76	$(47)
Net deferred gains/(losses)		$95		$(55)		$85	$(48)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$45	(a)	$(50)	(b)	$—	$—
	Gas purchased for resale	(23)		(26)		—	—
	Non-utility revenue	5	(a)	(27)	(b)	—	—
Total pre-tax gain/(loss) recognized in income		$27		$(103)		$—	$—

(a)	For the three months ended June 30, 2016, Con Edison recorded an unrealized gain in purchase power expense ($97 million gain).

(b)	For the three months ended June 30, 2015, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($1 million gain) and purchased power expense ($17 million loss).

		For the Six Months Ended June 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2016		2015		2016	2015
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$7		$1		$5	$2
Noncurrent	Deferred derivative gains	1		—		(1)	—
Total deferred gains/(losses)		$8		$1		$4	$2
Current	Deferred derivative losses	$38		$32		$33	$32
Current	Recoverable energy costs	(125)		(39)		(113)	(38)
Noncurrent	Deferred derivative losses	12		(21)		11	(18)
Total deferred gains/(losses)		$(75)		$(28)		$(69)	$(24)
Net deferred gains/(losses)		$(67)		$(27)		$(65)	$(22)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(70)	(a)	$(28)	(b)	$—	$—
	Gas purchased for resale	(33)		(69)		—	—
	Non-utility revenue	17	(a)	15	(b)	—	—
Total pre-tax gain/(loss) recognized in income		$(86)		$(82)		$—	$—

(a)	For the six months ended June 30, 2016, Con Edison recorded unrealized gains and losses in non-utility operating revenue ($1 million loss) and purchase power expense ($35 million gain).

(b)	For the six months ended June 30, 2015, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($3 million loss) and purchased power expense ($5 million loss).

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at June 30, 2016:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison (c)	31,244,951	23,618	39,700,166	3,360,000
CECONY	15,349,625	10,200	38,830,000	3,360,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

(c)	Includes 14,519,076 MWh for electric energy, 10,779 MW for capacity and 887,007 Dt for natural gas derivative transactions that are held for sale.

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
At June 30, 2016, Con Edison and CECONY had $191 million and $21 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $79 million with commodity exchange brokers, $67 million with independent system operators, $35 million with investment-grade counterparties and $10 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $17 million with commodity exchange brokers and $4 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at June 30, 2016:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$82		$68
Collateral posted	23		22
Additional collateral (b) (downgrade one level from current ratings)	4		3
Additional collateral (b) (downgrade to below investment grade from current ratings)	99	(c)	76	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $4 million at June 30, 2016. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At June 30, 2016, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $20 million.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are summarized below.

	2016					2015
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$3	$28	$9	$5	$45	$2	$25	$13	$7	$47
Commodity held for sale (f)	—	47	4	(45)	6	—	63	1	(63)	1
Other (a)(b)(d)	201	117	—	—	318	185	112	—	—	297
Total assets	$204	$192	$13	$(40)	$369	$187	$200	$14	$(56)	$345
Derivative liabilities:
Commodity (a)(b)(c)	$4	$118	$3	$(30)	$95	$16	$153	$1	$(65)	$105
Commodity held for sale (f)	—	88	5	(45)	48	1	133	7	(63)	78
Total liabilities	$4	$206	$8	$(75)	$143	$17	$286	$8	$(128)	$183
CECONY
Derivative assets:
Commodity (a)(b)(c)	$2	$14	$2	$8	$26	$1	$9	$8	$17	$35
Other (a)(b)(d)	193	104	—	—	297	171	105	—	—	276
Total assets	$195	$118	$2	$8	$323	$172	$114	$8	$17	$311
Derivative liabilities:
Commodity (a)(b)(c)	$3	$102	$—	$(31)	$74	$14	$129	$—	$(57)	$86

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. There were no transfers between levels 1, 2 and 3 for the six months ended June 30, 2016 and for the year ended December 31, 2015.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2016 and December 31, 2015, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

(d)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.

(e)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

(f)	Amounts represent derivative assets and liabilities included in Assets and Liabilities held for sale on the consolidated balance sheet (see Note P).

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

	Fair Value of Level 3 at June 30, 2016	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$2	Discounted Cash Flow	Forward energy prices (a)	$19.50-$86.50 per MWh
		Discounted Cash Flow	Forward capacity prices (a)	$1.65-$12.25 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	3	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	52.8%-59.4%
			Discount/premium to adjust auction prices for historical monthly realized settlements (b)	53.3%-144.9%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.86-$2.53 per MWh
Total Con Edison—Commodity	$5
CECONY—Commodity
Transmission Congestion Contracts	$2	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	52.8%-59.4%
			Discount/premium to adjust auction prices for historical monthly realized settlements (b)	53.3%-144.9%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2016 and 2015 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Beginning balance as of April 1,	$(4)	$11	$2	$12
Included in earnings	5	(3)	—	(2)
Included in regulatory assets and liabilities	1	—	(1)	—
Purchases	1	5	1	2
Settlements	2	—	—	(1)
Ending balance as of June 30,	$5	$13	$2	$11

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Beginning balance as of January 1,	$6	$20	$8	$13
Included in earnings	(2)	(15)	(1)	(5)
Included in regulatory assets and liabilities	(2)	1	(5)	1
Purchases	1	8	1	4
Settlements	2	(1)	(1)	(2)
Ending balance as of June 30,	$5	$13	$2	$11

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
For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($5 million gain and $1 million loss) on the consolidated income statement for the three months ended June 30, 2016 and 2015, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($2 million loss and $10 million loss) on the consolidated income statement for the six months ended June 30, 2016, and 2015, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at June 30, 2016 and 2015 is included in non-utility revenues (immaterial for both periods) and purchased power costs ($7 million gain and $1 million gain) on the consolidated income statement for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, and 2015, the change in fair value relating to Level 3 commodity derivative assets and liabilities is included in non-utility revenues (immaterial for both periods) and purchased power costs ($3 million gain and $4 million loss) on the consolidated income statement, respectively.

Note M — Variable Interest Entities
Con Edison enters into arrangements including leases, partnerships and electricity purchase agreements, with various entities. As a result of these arrangements, Con Edison retains or may retain a variable interest in these entities.
CECONY had a variable interest in a non-consolidated variable interest entity (VIE), Astoria Energy, LLC (Astoria Energy), with which CECONY entered into a long-term electricity purchase agreement that expired in April 2016. CECONY has ongoing long-term electricity purchase agreements with the following two potential VIEs: Cogen Technologies Linden Venture, LP, and Brooklyn Navy Yard Cogeneration Partners, LP. In 2015, requests were made of these two counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. The payments for these contracts constitute CECONY’s maximum exposure to loss with respect to the potential VIEs.

The following table summarizes the VIEs in which Con Edison Development has entered into as of June 30, 2016:

Project Name (a)	Generating Capacity (b) (MW AC)	Power Purchase Agreement Term (in Years)	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3	128	20	2014	Nevada	$184
Panoche Valley	120	20	2015	California	204
Mesquite Solar 1	83	20	2013	Arizona	105
Copper Mountain Solar 2	75	25	2013	Nevada	84
California Solar	55	25	2012	California	68
Broken Bow II	38	25	2014	Nebraska	54
Texas Solar 4	32	25	2014	Texas	15
Pilesgrove (e)	9	n/a (d)	2010	New Jersey	18
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
(d) Pilesgrove has 3-4 year Solar Renewable Energy Credit hedges in place.
(e) Carrying value and maximum exposure reduced by an $8 million impairment charge in June 2016 (included in Investment and other income on Con Edison's consolidated income statement).

Note N — Related Party Transactions
The Utilities perform work and incur expenses on behalf of NY Transco, a company in which CET Electric has a 45.7 percent equity interest (see Note Q). The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the three and six months ended June 30, 2016, the amounts billed by CECONY to NY Transco were immaterial.
CECONY has storage and wheeling service contracts with Stagecoach Gas Services LLC (Stagecoach), a joint venture formed by a subsidiary of CET Gas and a subsidiary of Crestwood Equity Partners LP (Crestwood) (see Note Q). In addition, CECONY is the replacement shipper on one of Crestwood’s firm transportation agreements with Tennessee Gas Pipeline Company LLC. Since the formation of the joint venture in June 2016, the amount of storage and wheeling services received by CECONY from Stagecoach was $3 million.
CECONY has a financial electric capacity contract with Con Edison Energy for the period May 2016 through April 2017. For the three and six months ended June 30, 2016, Con Edison Energy's realized losses under this contract were immaterial to earnings.

Note O — New Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board jointly issued a revenue recognition standard that will supersede the revenue recognition requirements within Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific guidance under the Codification through Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The purpose of the new guidance is to create a consistent framework for revenue recognition. The guidance clarifies how to measure and recognize revenue arising from customer contracts to depict the transfer of goods or services in an amount that reflects the consideration the entity expects to receive. Additionally, in March and April 2016, respectively, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)” to clarify how to apply the implementation guidance for principal versus agent considerations and ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” to clarify the guidance pertaining to identifying performance obligations and licensing implementation guidance. Furthermore in May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” to clarify assessing collectibility, presentation of sales taxes, non-cash consideration, contract modification at transition, and completed contracts at transition. The new standard is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Companies are in the process of evaluating the application and impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

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

In May 2016, the FASB issued amendments to the guidance on revenue recognition and derivatives and hedging through ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update).” The amendment rescinds certain SEC guidance superseded by the newly issued revenue recognition and hedging guidance (ASU 2014-09 and 2014-16 respectively). The amendments will be effective upon adoption of the 2014-09 and 2014-16. The Companies are in the process of evaluating the potential impact of the amendments on the Companies’ financial position, results of operations and liquidity.

In June 2016, the FASB issued amendments to the guidance for recognition of credit losses for financial instruments through ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment replaces the incurred loss impairment methodology which involved delayed recognition of credit losses. As the updated guidance now requires credit losses to be recognized when expected rather than when incurred, a broader range of reasonable and supportable information must be considered in developing the credit loss estimates. This includes financial instruments that are valued at amortized cost and available for sale. For public entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted where entities may adopt earlier as of the fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

Note P — Assets Held For Sale
In July 2016, Con Edison Solutions entered into an agreement to sell the assets of its retail electric supply business (including retail contracts, related derivative instruments, information systems, and accounts receivable) to a subsidiary of Exelon Corporation. The company estimates that it will receive proceeds from the sale of approximately $200 million, subject to certain adjustments. The earnings impact of the sale will be determinable at closing when the mark-to-market effects of the derivative instruments being sold are known. The transaction is expected to close by the end of the year.

In October 2015, upon evaluating strategic alternatives, O&R entered into an agreement to sell Pike County Light & Power Company (Pike) to Corning Natural Gas Holding Corporation (Corning) for $16 million, including estimated working capital adjustments. The closing of the sale, which the company expects to occur in 2016, is subject to certain regulatory approvals by the FERC and Pennsylvania Public Utility Commission (PAPUC). In March 2016, FERC approved a proposed electric supply agreement between O&R and Pike. In June 2016, FERC approved a proposed gas supply and gas transportation agreement between O&R and Pike. In June 2016, the administrative law judge presiding over the PAPUC proceeding approved a joint settlement petition submitted by Pike, O&R, Corning and other parties, which is subject to PAPUC approval. In 2015, the company classified the related electric and gas assets and liabilities as held for sale and ceased recording depreciation expense on these assets. At September 30, 2015, O&R recorded an impairment charge of $5 million ($3 million, net of taxes), representing the difference between the carrying amount of Pike’s assets and the estimated sales proceeds. The impairment is reflected in the amount included in assets held for sale on the company's consolidated balance sheet at June 30, 2016.

At June 30, 2016, the carrying amounts of the assets and liabilities designated as held for sale were as follows:

(Millions of Dollars)	Retail Electric Supply Business	Pike	Total
Cash and temporary cash investments	$—	$4	$4
Accounts receivable less allowance for uncollectible accounts of $2	70	—	70
Accrued unbilled revenue	79	1	80
Other assets	4	1	5
Total current assets	153	6	159
Utility plant, less accumulated depreciation of $6	—	14	14
Non-utility property, less accumulated depreciation of $13	3	—	3
Non-utility property construction work in progress	1	—	1
Regulatory assets	—	3	3
Other assets	3	—	3
Total assets held for sale	$160	$23	$183

Fair value of derivative liabilities	$34	$—	$34
Accounts payable	5	—	5
Other	3	1	4
Total current liabilities	42	1	43
Fair value of derivative liabilities	14	—	14
Long-term debt	—	3	3
Total liabilities held for sale	$56	$4	$60

Note Q — Acquisitions, Investments and Dispositions
Texas Solar 7
In January 2016, Con Edison Development acquired a company that is the owner of a 106 MW (AC) solar electric production project in Texas (Texas Solar 7) for $227 million; $218 million was recorded as non-utility construction work in progress and the remaining $9 million was recorded as other receivables. The total cost of this project is expected to be approximately $375 million. The project has been financed, in part, by debt secured by the project (see Note C). Electricity generated by this project is to be purchased by the City of San Antonio pursuant to a long-term power purchase agreement. The project is targeted to be fully in-service during 2016.

Mountain Valley Pipeline
In January 2016, CET Gas acquired a 12.5 percent equity interest in Mountain Valley Pipeline, LLC (MVP), a company developing a proposed gas transmission project in West Virginia and Virginia. The company's initial contribution to MVP was $18 million. The estimated total project cost is $3,000 million to $3,500 million. Subject to FERC approval, MVP is targeting to be fully in-service during 2018. Con Edison is accounting for its equity interest in MVP as an equity method investment.
Stagecoach Gas Services
In April 2016, a CET Gas subsidiary agreed with a subsidiary of Crestwood to form a joint venture to own, operate and further develop existing natural gas pipeline and storage businesses located in northern Pennsylvania and southern New York. The transaction was substantially completed during June 2016. Crestwood contributed businesses to a new entity, Stagecoach, and the CET Gas subsidiary purchased a 50 percent equity interest in Stagecoach for $945 million (subject to closing adjustments). Con Edison is accounting for its equity interest in Stagecoach as an equity method investment.
NY Transco
In January 2016, CECONY entered into an agreement to transfer certain electric transmission projects to NY Transco, a company in which CET Electric has a 45.7 percent equity interest. In April 2016, the NYSPSC authorized CECONY, subject to certain conditions, to transfer the projects to NY Transco. In May 2016, CECONY transferred the projects to NY Transco for a purchase price of $122 million and an $8 million payment for easement rights on certain associated property. Also, through June 2016, CET Electric contributed $48 million to NY Transco in connection with the purchase of the projects. Con Edison is accounting for its equity interest in NY Transco as an equity method investment.

Assets Held For Sale
In October 2015, O&R entered into an agreement to sell Pike to Corning. In July 2016, Con Edison Solutions entered into an agreement to sell the assets of its retail electric supply business to a subsidiary of Exelon Corporation. See Note P.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2015 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (File Nos. 1-14514 and 1-1217).

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

Con Edison’s principal business operations are those of CECONY, O&R, the competitive energy businesses and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The competitive energy businesses sell electricity to retail customers, provide energy-related products and services, and develop, own and operate renewable and energy infrastructure projects. Con Edison Transmission invests in electric transmission facilities and gas pipeline and storage facilities.

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

Collective Bargaining Agreement
In June 2016, CECONY reached a four-year collective bargaining agreement with its largest union covering approximately 8,000 employees, effective June 26, 2016.

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

Assets Held for Sale
In October 2015, O&R entered into an agreement to sell Pike to Corning Natural Gas Holding Corporation (see Note P to the Second Quarter Financial Statements).

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

Assets Held for Sale
In July 2016, Con Edison entered into an agreement to sell the retail electric supply business of its competitive energy businesses (see Note P to the Second Quarter Financial Statements).

Con Edison Transmission
Con Edison Transmission invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (formerly known as Con Edison Gas Midstream, LLC, CET Gas). CET Electric, which was formed in 2014, is investing in a company that owns electric transmission assets in New York. CET Gas, which was formed in 2016, owns, through a subsidiary, a 50 percent equity interest in a joint venture that owns, operates and will further develop an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. In addition, CET Gas owns a 12.5 percent equity interest in a company developing a proposed gas transmission project in West Virginia and Virginia. See “Con Edison Transmission,” below.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended June 30, 2016				For the Six Months Ended June 30, 2016				At June 30, 2016
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
CECONY	$2,281	82%	$161	70%	$4,913	82%	$472	87%	$40,353	85%
O&R	175	6	2	1	390	7	28	5	2,689	6
Total Utilities	2,456	88	163	71	5,303	89	500	92	43,042	91
Competitive energy businesses (a)(b)	338	12	72	31	648	11	42	8	2,494	5
Con Edison Transmission	—	—	1	—	—	—	1	—	1,043	2
Other (c)	—	—	(4)	(2)	(1)	—	(1)	—	691	2
Total Con Edison	$2,794	100%	$232	100%	$5,950	100%	$542	100%	$47,270	100%

(a)
Net income from the competitive energy businesses for the three and six months ended June 30, 2016 includes $5 million of net loss related to the impairment of a solar electric production investment (see Note M to the Second Quarter Financial Statements). Also includes for the three and six months ended June 30, 2016 $58 million and $20 million, respectively, of net after-tax mark-to-market gains/(losses) (Con Edison Solutions, $58 million and $21 million and Con Edison Energy, $0 million and $(1) million).

(b)
Operating revenues and net income from the competitive energy businesses for the three and six months ended June 30, 2016 includes $263 million and $526 million, and $60 million and $28 million, respectively, related to their retail electric supply business. Assets at June 30, 2016 include assets classified as held for sale of $160 million (see Note P to the Second Quarter Financial Statements).

(c)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income and earnings per share for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
(Millions of Dollars, except per share amounts)	Net Income		Earnings per Share		Net Income		Earnings per Share
CECONY	$161	$211	$0.54	$0.72	$472	$559	$1.59	$1.91
O&R	2	(7)	0.01	(0.02)	28	16	0.10	0.05
Competitive energy businesses (a)(b)	72	17	0.24	0.06	42	19	0.14	0.07
Con Edison Transmission	1	—	—	—	1	—	—	—
Other (c)	(4)	(2)	(0.01)	(0.01)	(1)	(5)	—	(0.02)
Con Edison (d)	$232	$219	$0.78	$0.75	$542	$589	$1.83	$2.01

(a)
Includes $5 million or $0.02 of net loss related to the impairment of a solar electric production investment for the three and six months ended June 30, 2016 (see Note M to the Second Quarter Financial Statements). Also includes $58 million or $0.20 a share and $(9) million or $(0.03) a share of net after-tax mark-to-market gains/(losses) for the three months ended June 30, 2016 and 2015, respectively, and $20 million or $0.07 a share and $(5) million or $(0.02) a share of net after-tax mark-to-market gains/(losses) for the six months ended June 30, 2016 and 2015, respectively.

(b)
Includes $60 million or $0.20 a share and $8 million or $0.03 a share of net income for the three months ended June 30, 2016 and 2015, respectively, and $28 million or $0.09 a share and $3 million or $0.01 a share of net income for the six months ended June 30, 2016 and 2015, respectively related to the retail electric supply business. See Note P to the Second Quarter Financial Statements. These amounts reflect net after-tax mark-to-market gains/(losses) of $58 million or $0.19 a share and $(10) million or $(0.03) a share for the three months ended June 30, 2016 and 2015, respectively and $21 million or $0.07 a share and $(3) million or $(0.01) a share for the six months ended June 30, 2016 and 2015, respectively.

(c)	Other includes parent company and consolidation adjustments.

(d)
Earnings per share on a diluted basis were $0.77 a share and $0.74 a share for the three months ended June 30, 2016 and 2015, respectively, and $1.82 a share and $2.01 a share for the six months ended June 30, 2016 and 2015, respectively.

The Companies’ results of operations for the three and six months ended June 30, 2016, as compared with the 2015 periods, reflect the impact of warmer than normal weather on steam revenues, changes in regulatory charges, and higher operations and maintenance expenses for emergency response, municipal infrastructure support, and stock-based compensation. In the six month period, these expenses were offset by lower surcharges for assessments and fees that are collected in revenues from customers at CECONY. In addition, the Utilities' rate plans provide for revenues to cover expected changes in certain operating costs including depreciation, property taxes and other tax matters. The results of operations also include the impairment of a solar electric production investment and the impact of the net mark-to-market effects of the competitive energy businesses.

The following table presents the estimated effect on earnings per share and net income for the three and six months ended June 30, 2016 period as compared with 2015 periods, resulting from these and other major factors:

	Three Months Variation		Six Months Variation
(Millions of Dollars, except per share amounts)	Earnings per Share Variation	Net Income Variation	Earnings per Share Variation	Net Income Variation
CECONY (a)
Changes in rate plans	$0.02	$5	$0.08	$24
Weather impact on steam revenues	—	(1)	(0.12)	(36)
Other operations and maintenance expenses	(0.03)	(8)	0.02	5
Depreciation, property taxes and other tax matters (b)	(0.14)	(40)	(0.25)	(72)
Other (includes dilutive effect of Con Edison's stock issuances)	(0.03)	(6)	(0.05)	(8)
Total CECONY	(0.18)	(50)	(0.32)	(87)
O&R (a)
Changes in rate plans	(0.01)	(2)	—	1
Other operations and maintenance expenses	0.03	7	0.06	14
Depreciation and property taxes	(0.01)	(2)	(0.02)	(5)
Other	0.02	6	0.01	2
Total O&R	0.03	9	0.05	12
Competitive energy businesses
Operating revenues less energy costs	0.24	70	0.16	48
Other operations and maintenance expenses	(0.04)	(10)	(0.05)	(14)
Other	(0.02)	(5)	(0.04)	(11)
Total competitive energy businesses (c)	0.18	55	0.07	23
Con Edison Transmission	—	1	—	1
Other, including parent company expenses	—	(2)	0.02	4
Total variations	$0.03	$13	$(0.18)	$(47)

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

(b)
These variations include $12 million or $0.04 a share and $21 million or $0.07 a share related to lower plant related flow-through tax deductions, offset in part by certain tax credits for the three and six months ended June 30, 2016, respectively.

(c)	These variations include the impairment of a solar electric production investment and net mark-to-market effects shown in notes (a) and (b) in the Results of Operations table above.

The Companies’ other operations and maintenance expenses for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2016	2015	2016	2015
CECONY
Operations	$369	$348	$728	$690
Pensions and other postretirement benefits	87	91	174	182
Health care and other benefits	42	38	78	78
Regulatory fees and assessments (a)	109	126	216	280
Other	94	84	185	160
Total CECONY	701	687	1,381	1,390
O&R	73	85	143	167
Competitive energy businesses	47	31	84	61
Con Edison Transmission	1	—	1	—
Other (b)	(2)	(1)	(2)	(2)
Total other operations and maintenance expenses	$820	$802	$1,607	$1,616

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, Con Edison’s competitive energy businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2016 and 2015 follows. For additional business segment financial information, see Note J to the Second Quarter Financial Statements.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
The Companies’ results of operations in 2016 compared with 2015 were:

	CECONY		O&R		Competitive Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(2)	(0.1)%	$(3)	(1.7)%	$10	3.0%	$—	—%	$1	Large	$6	0.2%
Purchased power	11	3.1	(9)	(16.7)	(104)	(41.9)	—	—	—	—%	(102)	(15.5)
Fuel	2	6.5	—	—	—	—	—	—	—	—	2	6.5
Gas purchased for resale	(3)	(5.6)	(1)	(11.1)	(3)	(11.5)	—	—	(1)	—	(8)	(9.0)
Other operations and maintenance	14	2.0	(12)	(14.1)	16	51.6	1	—	(1)	Large	18	2.2
Depreciation and amortization	21	8.3	—	—	4	66.7	—	—	1	Large	26	9.4
Taxes, other than income taxes	21	4.8	4	26.7	1	25.0	—	—	1	—	27	5.9
Operating income	(68)	(14.8)	15	Large	96	Large	(1)	—	1	Large	43	9.1
Other income less deductions	4	Large	—	—	(5)	(41.7)	3	—	(1)	—	1	10.0
Net interest expense	3	2.1	—	—	7	Large	1	—	(3)	(50.0)	8	4.9
Income before income tax expense	(67)	(21.5)	15	Large	84	Large	1	—	3	60.0	36	11.3
Income tax expense	(17)	(16.8)	6	Large	29	Large	—	—	5	Large	23	22.8
Net income	$(50)	(23.7)%	$9	Large	$55	Large	$1	—%	$(2)	Large	$13	5.9%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	For the Three Months Ended June 30, 2016				For the Three Months Ended June 30, 2015
(Millions of Dollars)	Electric	Gas	Steam	2016 Total	Electric	Gas	Steam	2015 Total	2016-2015 Variation
Operating revenues	$1,892	$304	$85	$2,281	$1,879	$308	$96	$2,283	$(2)
Purchased power	364	—	5	369	350	—	8	358	11
Fuel	22	—	11	33	15	—	16	31	2
Gas purchased for resale	—	51	—	51	—	54	—	54	(3)
Other operations and maintenance	552	101	48	701	535	107	45	687	14
Depreciation and amortization	215	39	21	275	201	35	18	254	21
Taxes, other than income taxes	368	65	27	460	356	58	25	439	21
Operating income	$371	$48	$(27)	$392	$422	$54	$(16)	$460	$(68)

Electric
CECONY’s results of electric operations for the three months ended June 30, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015	Variation
Operating revenues	$1,892	$1,879	$13
Purchased power	364	350	14
Fuel	22	15	7
Other operations and maintenance	552	535	17
Depreciation and amortization	215	201	14
Taxes, other than income taxes	368	356	12
Electric operating income	$371	$422	$(51)

CECONY’s electric sales and deliveries for the three months ended June 30, 2016 compared with the 2015 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2016	June 30, 2015	Variation	Percent Variation		June 30, 2016	June 30, 2015	Variation	Percent Variation
Residential/Religious (b)	2,141	2,207	(66)	(3.0)%		$549	$578	$(29)	(5.0)%
Commercial/Industrial	2,180	2,246	(66)	(2.9)		415	448	(33)	(7.4)
Retail choice customers	6,056	6,116	(60)	(1.0)		601	618	(17)	(2.8)
NYPA, Municipal Agency and other sales	2,377	2,374	3	0.1		139	141	(2)	(1.4)
Other operating revenues (c)	—	—	—	—		188	94	94	Large
Total	12,754	12,943	(189)	(1.5)%	(d)	$1,892	$1,879	$13	0.7%

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

(d)
After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.2 percent in the three months ended June 30, 2016 compared with the 2015 period.

Operating revenues increased $13 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to higher purchased power costs.

Purchased power expenses increased $14 million in the three months ended June 30, 2016 compared with the 2015 period due to higher unit costs ($62 million), offset by lower purchased volumes ($48 million).

Fuel expenses increased $7 million in the three months ended June 30, 2016 compared with the 2015 period due to higher unit costs ($5 million) and higher sendout volumes from the company’s electric generating facilities ($2 million).

Other operations and maintenance expenses increased $17 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to higher costs for emergency response ($14 million), stock-based compensation ($6 million) and municipal infrastructure support ($5 million), offset in part by a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($10 million).

Depreciation and amortization increased $14 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $12 million in the three months ended June 30, 2016 compared with the 2015 period principally due to higher property taxes ($17 million), offset in part by lower state and local taxes ($3 million) and a favorable state audit settlement ($2 million).

Gas
CECONY’s results of gas operations for the three months ended June 30, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015	Variation
Operating revenues	$304	$308	$(4)
Gas purchased for resale	51	54	(3)
Other operations and maintenance	101	107	(6)
Depreciation and amortization	39	35	4
Taxes, other than income taxes	65	58	7
Gas operating income	$48	$54	$(6)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2016 compared with the 2015 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2016	June 30, 2015	Variation	Percent Variation		June 30, 2016	June 30, 2015	Variation	Percent Variation
Residential	9,692	9,048	644	7.1%		$140	$146	$(6)	(4.1)%
General	6,014	6,125	(111)	(1.8)		56	57	(1)	(1.8)
Firm transportation	14,409	14,640	(231)	(1.6)		88	97	(9)	(9.3)
Total firm sales and transportation	30,115	29,813	302	1.0	(b)	284	300	(16)	(5.3)
Interruptible sales (c)	1,815	1,321	494	37.4		5	11	(6)	(54.5)
NYPA	11,062	10,035	1,027	10.2		1	1	—	—
Generation plants	22,879	19,217	3,662	19.1		6	7	(1)	(14.3)
Other	4,682	4,116	566	13.8		8	7	1	14.3
Other operating revenues (d)	—	—	—	—		—	(18)	18	Large
Total	70,553	64,502	6,051	9.4%		$304	$308	$(4)	(1.3)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, principally billing days, firm gas sales and transportation volumes in the company’s service area increased 3.0 percent in the three months ended June 30, 2016 compared with the 2015 period, reflecting primarily increased volumes attributable to additional customers that have converted from oil-to-gas as heating fuel for their buildings.

(c)	Includes 915 thousands of Dt for the 2016 period, which is also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues decreased $4 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to lower gas purchased for resale expense.

Gas purchased for resale decreased $3 million in the three months ended June 30, 2016 compared with the 2015 period due to lower unit costs ($32 million), offset by higher sendout volumes ($29 million).

Other operations and maintenance expenses decreased $6 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to a decrease in the surcharges for assessments and fees that are collected in revenues from customers.

Depreciation and amortization increased $4 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $7 million in the three months ended June 30, 2016 compared with the 2015 period principally due to higher property taxes.

Steam
CECONY’s results of steam operations for the three months ended June 30, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015	Variation
Operating revenues	$85	$96	$(11)
Purchased power	5	8	(3)
Fuel	11	16	(5)
Other operations and maintenance	48	45	3
Depreciation and amortization	21	18	3
Taxes, other than income taxes	27	25	2
Steam operating income	$(27)	$(16)	$(11)

CECONY’s steam sales and deliveries for the three months ended June 30, 2016 compared with the 2015 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2016	June 30, 2015	Variation	Percent Variation		June 30, 2016	June 30, 2015	Variation	Percent Variation
General	68	68	—	—%		$4	$4	$—	—%
Apartment house	1,094	1,121	(27)	(2.4)		26	29	(3)	(10.3)
Annual power	2,511	2,607	(96)	(3.7)		62	71	(9)	(12.7)
Other operating revenues (a)	—	—	—	—		(7)	(8)	1	12.5
Total	3,673	3,796	(123)	(3.2)%	(b)	$85	$96	$(11)	(11.5)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 0.8 percent in three months ended June 30, 2016 compared with the 2015 period.

Operating revenues decreased $11 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to lower fuel expenses ($5 million), purchased power costs ($3 million), the weather impact on revenues ($2 million) and lower revenues from the steam rate plan ($1 million).

Purchased power expenses decreased $3 million in the three months ended June 30, 2016 compared with the 2015 period due to lower unit costs ($5 million), offset by higher purchased volumes ($2 million).

Fuel expenses decreased $5 million in the three months ended June 30, 2016 compared with the 2015 period due to lower unit costs ($9 million), offset by higher sendout volumes from the company’s steam generating facilities ($4 million).

Other operations and maintenance expenses increased $3 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to higher costs for municipal infrastructure support.

Depreciation and amortization increased $3 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to higher steam utility plant balances.

Taxes, other than income taxes increased $2 million in the three months ended June 30, 2016 compared with the 2015 period principally due to higher property taxes.

Income Tax Expense
Income taxes decreased $17 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to lower income before income tax expense ($27 million) and higher settlement payments related to injuries and damages ($2 million), offset in part by plant-related flow through items ($12 million).

O&R

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
(Millions of Dollars)	Electric	Gas	2016 Total	Electric	Gas	2015 Total	2016-2015 Variation
Operating revenues	$144	$31	$175	$162	$16	$178	$(3)
Purchased power	45	—	45	54	—	54	(9)
Gas purchased for resale	—	8	8	—	9	9	(1)
Other operations and maintenance	60	13	73	68	17	85	(12)
Depreciation and amortization	13	4	17	13	4	17	—
Taxes, other than income taxes	12	7	19	11	4	15	4
Operating income	$14	$(1)	$13	$16	$(18)	$(2)	$15

Electric
O&R’s results of electric operations for the three months ended June 30, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015	Variation
Operating revenues	$144	$162	$(18)
Purchased power	45	54	(9)
Other operations and maintenance	60	68	(8)
Depreciation and amortization	13	13	—
Taxes, other than income taxes	12	11	1
Electric operating income	$14	$16	$(2)

O&R’s electric sales and deliveries for the three months ended June 30, 2016 compared with the 2015 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2016	June 30, 2015	Variation	Percent Variation		June 30, 2016	June 30, 2015	Variation	Percent Variation
Residential/Religious (b)	366	364	2	0.5%		$66	$74	$(8)	(10.8)%
Commercial/Industrial	197	195	2	1.0		28	33	(5)	(15.2)
Retail choice customers	768	784	(16)	(2.0)		50	50	—	—
Public authorities	23	25	(2)	(8.0)		2	2	—	—
Other operating revenues (c)	—	—	—	—		(2)	3	(5)	Large
Total	1,354	1,368	(14)	(1.0)%	(d)	$144	$162	$(18)	(11.1)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plans.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 2.0 percent in the three months ended June 30, 2016 compared with the 2015 period.

Operating revenues decreased $18 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to lower purchased power costs ($9 million) and revenues from the electric rate plans ($6 million).

Purchased power expenses decreased $9 million in the three months ended June 30, 2016 compared with the 2015 period due to lower unit costs ($10 million), offset by an increase in purchased volumes ($1 million).

Other operations and maintenance expenses decreased $8 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to lower pension costs ($3 million), tree trimming costs ($2 million) and surcharges for assessments and fees that are collected in revenues from customers ($1 million).

Taxes, other than income taxes increased $1 million in the three months ended June 30, 2016 compared with the 2015 period principally due to higher property taxes.

Gas
O&R’s results of gas operations for the three months ended June 30, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015	Variation
Operating revenues	$31	$16	$15
Gas purchased for resale	8	9	(1)
Other operations and maintenance	13	17	(4)
Depreciation and amortization	4	4	—
Taxes, other than income taxes	7	4	3
Gas operating income	$(1)	$(18)	$17

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2016 compared with the 2015 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2016	June 30, 2015	Variation	Percent Variation		June 30, 2016	June 30, 2015	Variation	Percent Variation
Residential	1,150	929	221	23.8%		$12	$12	$—	—%
General	281	207	74	35.7		1	2	(1)	(50.0)
Firm transportation	1,722	1,668	54	3.2		12	12	—	—
Total firm sales and transportation	3,153	2,804	349	12.4	(b)	25	26	(1)	(3.8)
Interruptible sales	946	1,048	(102)	(9.7)		1	1	—	—
Generation plants	11	1	10	Large		—	—	—	—
Other	132	119	13	10.9		—	—	—	—
Other gas revenues	—	—	—	—		5	(11)	16	Large
Total	4,242	3,972	270	6.8%		$31	$16	$15	93.8%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes decreased 1.5 percent in the three months ended June 30, 2016 compared with 2015 period.

Operating revenues increased $15 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to the charge-off of certain regulatory assets in 2015 ($14 million) and higher revenues from the New York gas rate plan ($3 million), offset in part by decrease in gas purchased for resale ($1 million).

Gas purchased for resale decreased $1 million in the three months ended June 30, 2016 compared with the 2015 period due to a decrease in unit costs ($3 million), offset by an increase in purchased volumes ($2 million).

Other operations and maintenance expenses decreased $4 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to lower pension costs ($3 million) and surcharges for assessments and fees that are collected in revenues from customers ($1 million).

Taxes, other than income taxes increased $3 million in the three months ended June 30, 2016 compared with the 2015 period principally due to higher property taxes.

Income Tax Expense
Income taxes increased $6 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to higher income before income tax expense ($6 million) and plant-related flow through items ($1 million), offset in part by lower reimbursement of insurance claims ($1 million).

Competitive Energy Businesses
The competitive energy businesses’ results of operations for the three months ended June 30, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015	Variation
Operating revenues	$338	$328	$10
Purchased power	144	248	(104)
Gas purchased for resale	23	26	(3)
Other operations and maintenance	47	31	16
Depreciation and amortization	10	6	4
Taxes, other than income taxes	5	4	1
Operating income	$109	$13	$96

Operating revenues increased $10 million in the three months ended June 30, 2016 compared with the 2015 period, due primarily to higher energy services and solar revenues. Energy services revenues increased $15 million. Solar revenues increased $14 million primarily due to an increase in solar electric production projects in operation. Electric retail revenues decreased $11 million due to lower unit prices ($26 million), offset by higher sales volume ($15 million). Wholesale revenues decreased $6 million due to lower sales volumes. Net mark-to-market values increased $112 million, of which $114 million in gains are reflected in purchased power costs and $2 million in losses are reflected in revenues.

Purchased power expenses decreased $104 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to changes in mark-to-market gains ($114 million), offset by higher volumes ($10 million).

Gas purchased for resale decreased $3 million in the three months ended June 30, 2016 compared with the 2015 period due to lower purchased volumes.

Other operations and maintenance expenses increased $16 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to an increase in energy services costs.

Depreciation and amortization increased $4 million in the three months ended June 30, 2016 compared with the 2015 period due an increase in solar electric production projects in operation during 2016.

Other Income (Deductions)
Other income (deductions) decreased $5 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to the impairment of a solar electric production investment. See Note M to the Second Quarter Financial Statements.

Net Interest Expense
Net interest expense increased $7 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to increased debt on solar projects.

Income Tax Expense
Income taxes increased $29 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to higher income before income tax expense ($34 million), offset in part by higher renewable energy tax credits ($3 million).

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $3 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to earnings from the equity investments in 2016.

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
The Companies’ results of operations in 2016 compared with 2015 were:

	CECONY		O&R		Competitive Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(379)	(7.2)%	$(21)	(5.1)%	$(54)	(7.7)%	$—	—%	$—	—%	$(454)	(7.1)%
Purchased power	(176)	(19.6)	(20)	(19.0)	(99)	(18.3)	—	—	—	—	(295)	(19.1)
Fuel	(81)	(43.8)	—	—	—	—	—	—	—	—	(81)	(43.8)
Gas purchased for resale	(69)	(27.4)	(8)	(25.8)	(35)	(51.5)	—	—	—	—	(112)	(31.9)
Other operations and maintenance	(9)	(0.6)	(24)	(14.4)	23	37.7	1	—	—	—	(9)	(0.6)
Depreciation and amortization	36	7.0	(1)	(2.9)	8	72.7	—	—	1	—	44	7.9
Taxes, other than income taxes	30	3.3	9	29.0	1	10.0	—	—	—	—	40	4.2
Operating income	(110)	(9.6)	23	53.5	48	Large	(1)	—	(1)	(50.0)	(41)	(3.4)
Other income less deductions	1	Large	(1)	Large	(6)	(40.0)	3	—	1	Large	(2)	(14.3)
Net interest expense	7	2.4	1	5.6	13	Large	1	—	(6)	(50.0)	16	5.0
Income before income tax expense	(116)	(13.6)	21	80.8	29	Large	1	—	6	54.5	(59)	(6.6)
Income tax expense	(29)	(9.9)	9	90.0	6	Large	—	—	2	33.3	(12)	(4.0)
Net income	$(87)	(15.6)%	$12	75.0%	$23	Large	$1	—%	$4	80.0%	$(47)	(8.0)%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	For the Six Months Ended June 30, 2016				For the Six Months Ended June 30, 2015
(Millions of Dollars)	Electric	Gas	Steam	2016 Total	Electric	Gas	Steam	2015 Total	2016-2015 Variation
Operating revenues	$3,665	$905	$343	$4,913	$3,858	$963	$471	$5,292	$(379)
Purchased power	705	—	16	721	876	—	21	897	(176)
Fuel	60	—	44	104	72	—	113	185	(81)
Gas purchased for resale	—	183	—	183	—	252	—	252	(69)
Other operations and maintenance	1,081	204	96	1,381	1,079	217	94	1,390	(9)
Depreciation and amortization	428	78	41	547	403	70	38	511	36
Taxes, other than income taxes	746	139	59	944	728	130	56	914	30
Operating income	$645	$301	$87	$1,033	$700	$294	$149	$1,143	$(110)

Electric
CECONY’s results of electric operations for the six months ended June 30, 2016 compared with the 2015 period is as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015	Variation
Operating revenues	$3,665	$3,858	$(193)
Purchased power	705	876	(171)
Fuel	60	72	(12)
Other operations and maintenance	1,081	1,079	2
Depreciation and amortization	428	403	25
Taxes, other than income taxes	746	728	18
Electric operating income	$645	$700	$(55)

CECONY’s electric sales and deliveries for the six months ended June 30, 2016 compared with the 2015 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2016	June 30, 2015	Variation	Percent Variation		June 30, 2016	June 30, 2015	Variation	Percent Variation
Residential/Religious (b)	4,476	4,671	(195)	(4.2)%		$1,134	$1,295	$(161)	(12.4)%
Commercial/Industrial	4,471	4,683	(212)	(4.5)		830	975	(145)	(14.9)
Retail choice customers	12,269	12,516	(247)	(2.0)		1,196	1,214	(18)	(1.5)
NYPA, Municipal Agency and other sales	4,877	4,957	(80)	(1.6)		270	269	1	0.4
Other operating revenues (c)	—	—	—	—		235	105	130	Large
Total	26,093	26,827	(734)	(2.7)%	(d)	$3,665	$3,858	$(193)	(5.0)%

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

(d)
After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 0.1 percent in the six months ended June 30, 2016 compared with the 2015 period.

Operating revenues decreased $193 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to lower purchased power costs ($171 million) and the changes in regulatory charges ($22 million).

Purchased power expenses decreased $171 million in the six months ended June 30, 2016 compared with the 2015 period due to lower unit costs ($623 million), offset by higher purchased volumes ($452 million).

Fuel expenses decreased $12 million in the six months ended June 30, 2016 compared with the 2015 period due to lower unit costs ($51 million), offset by higher sendout volumes from the company’s electric generating facilities ($39 million).

Other operations and maintenance expenses increased $2 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to higher costs for stock-based compensation ($21 million), emergency response ($14 million) and municipal infrastructure support ($8 million), offset in part by a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($40 million).

Depreciation and amortization increased $25 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $18 million in the six months ended June 30, 2016 compared with the 2015 period principally due to higher property taxes ($34 million), offset in part by lower state and local taxes ($9 million), a favorable state audit settlement ($4 million) and lower sales and use tax reserve based on a favorable audit settlement ($3 million).

Gas
CECONY’s results of gas operations for the six months ended June 30, 2016 compared with the 2015 period is as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015	Variation
Operating revenues	$905	$963	$(58)
Gas purchased for resale	183	252	(69)
Other operations and maintenance	204	217	(13)
Depreciation and amortization	78	70	8
Taxes, other than income taxes	139	130	9
Gas operating income	$301	$294	$7

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2016 compared with the 2015 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2016	June 30, 2015	Variation	Percent Variation		June 30, 2016	June 30, 2015	Variation	Percent Variation
Residential	31,231	34,762	(3,531)	(10.2)%		$417	$449	$(32)	(7.1)%
General	16,997	19,545	(2,548)	(13.0)		160	181	(21)	(11.6)
Firm transportation	43,028	49,393	(6,365)	(12.9)		279	284	(5)	(1.8)
Total firm sales and transportation	91,256	103,700	(12,444)	(12.0)	(b)	856	914	(58)	(6.3)
Interruptible sales (c)	5,923	4,161	1,762	42.3		25	39	(14)	(35.9)
NYPA	19,171	19,802	(631)	(3.2)		1	1	—	—
Generation plants	35,150	32,040	3,110	9.7		12	13	(1)	(7.7)
Other	11,467	11,773	(306)	(2.6)		19	15	4	26.7
Other operating revenues (d)	—	—	—	—		(8)	(19)	11	(57.9)
Total	162,967	171,476	(8,509)	(5.0)%		$905	$963	$(58)	(6.0)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, principally billing days, firm gas sales and transportation volumes in the company’s service area increased 3.5 percent in the six months ended June 30, 2016 compared with the 2015 period, reflecting primarily increased volumes attributable to additional customers that have converted from oil-to-gas as heating fuel for their buildings.

(c)	Includes 3,376 and 1,043 thousands of Dt for the 2016 and 2015 periods, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues decreased $58 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to lower gas purchased for resale expense ($69 million) and the changes in regulatory charges ($5 million), offset in part by higher revenues from the gas rate plan ($27 million) reflecting primarily higher delivery volumes attributable to oil-to-gas conversions.

Gas purchased for resale decreased $69 million in the six months ended June 30, 2016 compared with the 2015 period due to lower unit costs ($171 million), offset by higher sendout volumes ($102 million).

Other operations and maintenance expenses decreased $13 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($17 million), offset in part by higher costs for stock-based compensation ($4 million).

Depreciation and amortization increased $8 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $9 million in the six months ended June 30, 2016 compared with the 2015 period principally due to higher property taxes.

Steam
CECONY’s results of steam operations for the six months ended June 30, 2016 compared with the 2015 period is as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015	Variation
Operating revenues	$343	$471	$(128)
Purchased power	16	21	(5)
Fuel	44	113	(69)
Other operations and maintenance	96	94	2
Depreciation and amortization	41	38	3
Taxes, other than income taxes	59	56	3
Steam operating income	$87	$149	$(62)

CECONY’s steam sales and deliveries for the six months ended June 30, 2016 compared with the 2015 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2016	June 30, 2015	Variation	Percent Variation		June 30, 2016	June 30, 2015	Variation	Percent Variation
General	334	441	(107)	(24.3)%		$16	$22	$(6)	(27.3)%
Apartment house	3,475	4,240	(765)	(18.0)		92	130	(38)	(29.2)
Annual power	7,691	9,632	(1,941)	(20.2)		235	333	(98)	(29.4)
Other operating revenues (a)	—	—	—	—		—	(14)	14	Large
Total	11,500	14,313	(2,813)	(19.7)%	(b)	$343	$471	$(128)	(27.2)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries increased 0.4 percent in six months ended June 30, 2016 compared with the 2015 period.

Operating revenues decreased $128 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to lower fuel expenses ($69 million), the weather impact on revenues ($60 million) and lower purchased power costs ($5 million), offset in part by higher revenues from the steam rate plan ($8 million).

Purchased power expenses decreased $5 million in the six months ended June 30, 2016 compared with the 2015 period due to lower unit costs ($15 million), offset by higher purchased volumes ($10 million).

Fuel expenses decreased $69 million in the six months ended June 30, 2016 compared with the 2015 period due to lower unit costs ($93 million), offset by higher sendout volumes from the company’s steam generating facilities ($24 million).

Other operations and maintenance expenses increased $2 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to a higher costs for municipal infrastructure support ($5 million) and stock-based compensation ($2 million), offset in part by a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($6 million).

Depreciation and amortization increased $3 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to higher steam utility plant balances.

Taxes, other than income taxes increased $3 million in the six months ended June 30, 2016 compared with the 2015 period principally due to higher property taxes ($6 million), offset in part by lower state and local taxes ($3 million).

Net Interest Expense
Net interest expense increased $7 million in the six months ended June 30, 2016 compared with the 2015 period due primarily higher long-term debt balances in the 2016 period.

Income Tax Expense
Income taxes decreased $29 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to lower income before income tax expense ($46 million), a research and development credit ($9 million) and higher settlement payments related to injuries and damages ($3 million), offset in part by plant-related flow through items ($28 million) and an increase in uncertain tax positions ($2 million).

O&R

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
(Millions of Dollars)	Electric	Gas	2016 Total	Electric	Gas	2015 Total	2016-2015 Variation
Operating revenues	$284	$106	$390	$318	$93	$411	$(21)
Purchased power	85	—	85	105	—	105	(20)
Gas purchased for resale	—	23	23	—	31	31	(8)
Other operations and maintenance	117	26	143	132	35	167	(24)
Depreciation and amortization	24	9	33	25	9	34	(1)
Taxes, other than income taxes	26	14	40	22	9	31	9
Operating income	$32	$34	$66	$34	$9	$43	$23

Electric
O&R’s results of electric operations for the six months ended June 30, 2016 compared with the 2015 period is as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015	Variation
Operating revenues	$284	$318	$(34)
Purchased power	85	105	(20)
Other operations and maintenance	117	132	(15)
Depreciation and amortization	24	25	(1)
Taxes, other than income taxes	26	22	4
Electric operating income	$32	$34	$(2)

O&R’s electric sales and deliveries for the six months ended June 30, 2016 compared with the 2015 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2016	June 30, 2015	Variation	Percent Variation		June 30, 2016	June 30, 2015	Variation	Percent Variation
Residential/Religious (b)	722	745	(23)	(3.1)%		$131	$147	$(16)	(10.9)%
Commercial/Industrial	391	391	—	—		54	63	(9)	(14.3)
Retail choice customers	1,509	1,578	(69)	(4.4)		96	99	(3)	(3.0)
Public authorities	45	50	(5)	(10.0)		4	5	(1)	(20.0)
Other operating revenues (c)	—	—	—	—		(1)	4	(5)	Large
Total	2,667	2,764	(97)	(3.5)%	(d)	$284	$318	$(34)	(10.7)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plans.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 1.2 percent in the six months ended June 30, 2016 compared with the 2015 period.

Operating revenues decreased $34 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to lower purchased power costs ($20 million) and revenues from the electric rate plans ($8 million).

Purchased power expenses decreased $20 million in the six months ended June 30, 2016 compared with the 2015 period due to lower unit costs ($16 million) and purchased volumes ($4 million).

Other operations and maintenance expenses decreased $15 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to lower pension costs ($6 million), surcharges for assessments and fees that are collected in revenues from customers ($4 million) and tree trimming costs ($3 million).

Taxes, other than income taxes increased $4 million in the six months ended June 30, 2016 compared with the 2015 period principally due to higher property taxes.

Gas
O&R’s results of gas operations for the six months ended June 30, 2016 compared with the 2015 period is as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015	Variation
Operating revenues	$106	$93	$13
Gas purchased for resale	23	31	(8)
Other operations and maintenance	26	35	(9)
Depreciation and amortization	9	9	—
Taxes, other than income taxes	14	9	5
Gas operating income	$34	$9	$25

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2016 compared with the 2015 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2016	June 30, 2015	Variation	Percent Variation		June 30, 2016	June 30, 2015	Variation	Percent Variation
Residential	4,712	5,308	(596)	(11.2)%		$46	$48	$(2)	(4.2)%
General	1,046	1,174	(128)	(10.9)		8	9	(1)	(11.1)
Firm transportation	6,297	8,032	(1,735)	(21.6)		41	43	(2)	(4.7)
Total firm sales and transportation	12,055	14,514	(2,459)	(16.9)	(b)	95	100	(5)	(5.0)
Interruptible sales	2,125	2,300	(175)	(7.6)		2	2	—	—
Generation plants	12	15	(3)	(20.0)		—	—	—	—
Other	512	605	(93)	(15.4)		—	—	—	—
Other gas revenues	—	—	—	—		9	(9)	18	Large
Total	14,704	17,434	(2,730)	(15.7)%		$106	$93	$13	14.0%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 2.7 percent in the six months ended June 30, 2016 compared with 2015 period.

Operating revenues increased $13 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to the charge-off of certain regulatory assets in 2015 ($14 million) and higher revenues from the New York gas rate plan ($10 million), offset in part by a decrease in gas purchased for resale ($8 million).

Gas purchased for resale decreased $8 million in the six months ended June 30, 2016 compared with the 2015 period due to a decrease in purchased volumes ($9 million), offset by an increase in unit costs ($1 million).

Other operations and maintenance expenses decreased $9 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to lower pension costs ($7 million) and surcharges for assessments and fees that are collected in revenues from customers ($2 million).

Taxes, other than income taxes increased $5 million in the six months ended June 30, 2016 compared with the 2015 period principally due to higher property taxes.

Income Tax Expense
Income taxes increased $9 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to higher income before income tax expense ($8 million) and plant-related flow through items ($2 million), offset in part by lower reimbursement in insurance claims ($1 million).

Competitive Energy Businesses
The competitive energy businesses’ results of operations for the six months ended June 30, 2016 compared with the 2015 period is as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015	Variation
Operating revenues	$648	$702	$(54)
Purchased power	443	542	(99)
Gas purchased for resale	33	68	(35)
Other operations and maintenance	84	61	23
Depreciation and amortization	19	11	8
Taxes, other than income taxes	11	10	1
Operating income	$58	$10	$48

Operating revenues decreased $54 million in the six months ended June 30, 2016 compared with the 2015 period, due primarily to lower electric retail revenues and wholesale revenues. Electric retail revenues decreased $65 million due to lower unit prices ($85 million), offset by higher sales volume ($20 million). Wholesale revenues decreased $36 million due to lower sales volumes. Solar revenues increased $24 million primarily due to an increase in solar electric production projects in operation. Energy services revenues increased $22 million. Net mark-to-market values increased $41 million, of which $40 million in gains are reflected in purchased power costs and $1 million in gains are reflected in revenues.

Purchased power expenses decreased $99 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to changes in mark-to-market gains ($40 million) and lower unit prices ($67 million), offset by higher volumes ($8 million).

Gas purchased for resale decreased $35 million in the six months ended June 30, 2016 compared with the 2015 period due to lower purchased volumes.

Other operations and maintenance expenses increased $23 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to an increase in energy services costs.

Depreciation and amortization increased $8 million in the six months ended June 30, 2016 compared with the 2015 period due an increase in solar electric production projects in operation during 2016.

Other Income (Deductions)
Other income (deductions) decreased $6 million in the three months ended June 30, 2016 compared with the 2015 period due primarily to the impairment of a solar electric production investment. See Note M to the Second Quarter Financial Statements.

Net Interest Expense
Net interest expense increased $13 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to increased debt on solar projects.

Income Tax Expense
Income taxes increased $6 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to higher income before income tax expense ($12 million), offset in part by higher renewable energy tax credits ($5 million).

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $3 million in the six months ended June 30, 2016 compared with the 2015 period due primarily to earnings from the equity investments in 2016.

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2016 and 2015 are summarized as follows:

	For the Six Months Ended June 30,
	Con Edison			CECONY
(Millions of Dollars)	2016	2015	Variation	2016	2015	Variation
Operating activities	$1,631	$1,486	$145	$1,399	$1,202	$197
Investing activities	(2,986)	(1,725)	(1,261)	(1,225)	(1,209)	(16)
Financing activities	1,273	249	1,024	(202)	28	(230)
Net change for the period	(82)	10	(92)	(28)	21	(49)
Balance at beginning of period	944	699	245	843	645	198
Balance at end of period	$862	$709	$153	$815	$666	$149

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

Net cash flows from operating activities for the six months ended June 30, 2016 for Con Edison and CECONY were $145 million and $197 million higher, respectively, than in the 2015 period. The change in net cash flows for Con Edison and CECONY reflects primarily the income taxes paid, net of refunds received in the 2016 period as compared with the 2015 period. The amount and timing of income tax payments and refunds reflect, among other things, the extension of bonus depreciation tax provisions.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $1,261 million and $16 million higher, respectively, for the six months ended June 30, 2016 compared with the 2015 period. The change for Con Edison reflects primarily increased investments in/acquisitions of renewable electric production and electric and gas transmission projects ($998 million), increased utility construction expenditures in 2016 ($170 million) and increased non-utility construction expenditures related to development of renewable electric production projects ($153 million). In addition, the change for CECONY reflects primarily increased utility construction expenditures in 2016 ($160 million), offset in part by the proceeds from the transfer of assets to NY Transco ($122 million).

Cash Flows From/(Used In) Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $1,024 million higher and $230 million lower, respectively, in the six months ended June 30, 2016 compared with the 2015 period.

In June 2016, Con Edison borrowed $400 million pursuant to a credit agreement with a syndicate of banks. The borrowing matures in 2018 and bears interest at a LIBOR plus margin of 1.00 percent.

In May 2016, Con Edison issued approximately 10 million common shares resulting in net proceeds, after issuance expenses, of $702 million and $500 million aggregate principal amount of 2.00 percent debentures, due 2021, the net proceeds from the sale of which were used in connection with the acquisition by a CET Gas subsidiary of a 50 percent equity interest in a gas pipeline and storage joint venture (see Con Edison Transmission, below) and for general corporate purposes.

In June 2016, CECONY issued $550 million of 3.85 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.

In June 2016, Con Edison Solutions subsidiary borrowed $2 million pursuant to a loan agreement with a New Jersey utility. The borrowing matures in 2026, bears interest of 11.18 percent and may be repaid in cash or project Solar Renewable Energy Certificates. In May 2016, a Con Edison Development subsidiary issued $95 million aggregate principal amount of 4.07 percent senior notes, due 2036, secured by the company's California Holdings 3 solar project. In February 2016, a Con Edison Development subsidiary issued $218 million aggregate principal amount of 4.21 percent senior notes, due 2041, secured by the company's Texas Solar 7 solar project.

Cash flows used in financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at June 30, 2016 and 2015 and the average daily balances for the six months ended June 30, 2016 and 2015 for Con Edison and CECONY were as follows:

	2016		2015
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30,	Daily average	Outstanding at June 30,	Daily average
Con Edison	$708	$992	$1,245	$536
CECONY	$608	$418	$995	$183
Weighted average yield	0.7%	0.6%	0.4%	0.4%

Capital Requirements and Resources
Con Edison has increased its estimates for capital requirements for 2016 from $4,892 million to $6,117 million. The increase reflects the agreement it announced in April 2016 for the $975 million purchase of a 50 percent equity interest in a gas pipeline and storage joint venture. See “Con Edison Transmission,” below. The increase also reflects increased estimates of capital expenditures by its competitive energy businesses from $985 million to $1,235 million to reflect additional renewable energy project development. See "Con Edison Development," below. The company plans to meet its 2016 capital requirements, including for maturing securities, through internally-generated funds and the issuance of securities. The company’s plans include the issuance, which the company completed in May 2016, of approximately $500 million of common equity and approximately $500 million of long-term debt in connection with the purchase of the joint venture interest. In addition, the company’s plans to meet its other 2016 capital requirements include the issuance of between $1,000 million and $1,800 million of long-term debt, most of which would be at the Utilities, $400 million of which was issued by Con Edison and $550 million of which was issued by CECONY in June 2016, respectively; debt secured by its renewable electric production projects at the competitive energy businesses; and approximately $200 million of common equity, which was issued in May 2016, in addition to equity under its dividend reinvestment, employee stock purchase and long term incentive plans. See "Liquidity and Capital Resources," above.

Con Edison has also increased its estimates of capital expenditures by its competitive energy businesses from $360 million to $400 million for both 2017 and 2018 to reflect additional renewable energy project development.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months ended June 30, 2016 and 2015 and the twelve months ended December 31, 2015 was:

	Ratio of Earnings to Fixed Charges
	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015	For the Twelve Months Ended December 31, 2015
Con Edison	3.2	3.5	3.5
CECONY	3.3	3.7	3.6

For each of the Companies, the common equity ratio at June 30, 2016 and December 31, 2015 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2016	December 31, 2015
Con Edison	50.4	52.1
CECONY	50.5	51.4

Contractual Obligations
Con Edison’s obligations to make payments pursuant to contracts increased to $39,043 million at June 30, 2016 from $34,884 million at December 31, 2015 due primarily to increases in the company’s long-term debt ($1,759 million, including $550 million for CECONY, see “Cash Flows from Financing Activities," above) and interest on long-term debt ($954 million, including $749 million for CECONY). The increase in contractual obligations also reflects increases in obligations under natural gas supply, transportation and storage contracts ($1,714 million, including $1,438 million for CECONY).

Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at June 30, 2016, compared with December 31, 2015.

	Con Edison	CECONY
(Millions of Dollars)	2016 vs. 2015 Variation	2016 vs. 2015 Variation
Assets
Investments	$1,029	$21
Assets held for sale	26	—
Regulatory asset — Unrecognized pension and other postretirement costs	(360)	(336)
Income taxes receivable	(151)	—
Liabilities
Deferred income taxes and investment tax credits	$341	$366
Liabilities held for sale	(29)	—
Pension and retiree benefits	(488)	(480)

Investments
The increase in investments for Con Edison reflects the purchase of a 50 percent equity interest in a natural gas pipeline and storage joint venture. See “Con Edison Transmission,” below and Note Q to the Second Quarter Financial Statements.

Assets Held for Sale and Liabilities Held for Sale
The increase in Con Edison's assets held for sale and liabilities held for sale reflects agreements to sell Con Edison Solutions' retail electric supply business and O&R's subsidiary, Pike. See Note P to the Second Quarter Financial Statements.

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

Income Taxes Receivable
The decrease in income taxes receivable for Con Edison reflects primarily the refund received in February 2016 from the Internal Revenue Service as a result of the extension of bonus depreciation in December 2015.

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

In May 2016, the NYSPSC issued an order in its Reforming the Energy Vision (REV) proceeding adopting a ratemaking and utility revenue framework. The order indicated that utilities will have four ways of achieving earnings: traditional cost-of-service earnings; earnings tied to achievement of alternatives that reduce utility capital spending and provide definitive consumer benefit; earnings from market-facing platform activities; and transitional outcome-based performance measures. The order also indicated, among other things, that existing measures for negative revenue adjustments for utility failure to meet basic service standards should generally be retained and net utility plant reconciliations should be modified to encourage cost-effective distributed energy resources (DER) as an alternative to utility capital investment. The order directs each utility to file a system efficiency proposal; an interconnection survey process and proposed earnings adjustment mechanism; a progress report on aggregated data reporting automation; an aggregated data privacy policy statement; revisions to standby service tariffs and cost allocation matrix; one or more smart home rate demonstration proposals; and revisions to voluntary time of use rates and promotion and education tools.

In June 2016, CECONY and O&R each filed initial distributed system implementation plans with the NYSPSC, pursuant to which the companies provide additional system and planning information for third-party developers to facilitate the integration of DER in the distributed system platform.

In August 2016, the NYSPSC issued an order adopting the New York State Energy Plan’s goal of 50 percent of the State’s electricity to be generated by renewable sources by 2030 as part of a strategy to reduce statewide greenhouse gas emissions 40 percent by 2030. The NYSPSC also adopted a Clean Energy Standard (CES) that includes renewable energy credit (REC) and zero-emissions credit (ZEC) requirements. Beginning in 2017, load serving entities (LSEs), including CECONY and O&R for their full-service customers, will be required to obtain RECs and ZECs in amounts determined by the NYSPSC. LSEs may satisfy their REC obligation by either purchasing RECs acquired through central procurement by the New York State Energy Research and Development Authority (NYSERDA), by self-supply through direct purchase of tradable RECs, or by making alternative compliance payments. LSEs will purchase ZECs from NYSERDA at prices determined by the NYSPSC. The order establishes an annual NYSPSC staff review and triennial NYSPSC review of the CES.

For certain information about the Utilities' rate plans and other regulatory matters affecting the Companies, see Note B to the Second Quarter Financial Statements.

Con Edison Development
The following table provides information about the renewable electric production projects Con Edison Development owned at June 30, 2016:

Project Name	Production Technology	Generating Capacity (a) (MW AC)	Power Purchase Agreement Term (in Years)	Actual/Expected In-Service Date	Location
Wholly owned projects
Flemington Solar	Solar	8	n/a (b)	2011	New Jersey
Frenchtown I, II and III	Solar	14	n/a (b)	2011-13	New Jersey
PA Solar	Solar	10	n/a (b)	2012	Pennsylvania
California Solar 2	Solar	80	20	2014-16	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	6	25	2015	Texas
Texas Solar 5	Solar	95	25	2015	Texas
Campbell County Wind	Wind	95	30	2015	South Dakota
Projects of less than 5 MW	Solar	20	Various (b)	Various	Various
Jointly owned projects (c)
Pilesgrove	Solar	9	n/a (b)	2011	New Jersey
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2	Solar	75	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	38	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW (AC) in Operation		768
California Solar 3	Solar	110	20	2016	California
Texas Solar 7 (c)	Solar	106	25	2016	Texas
Panoche Valley (d)	Solar	120	20	2019	California
Total MW (AC) in Construction		336
Total MW (AC), All Projects		1,104 (e)

(a)	Represents Con Edison Development’s ownership interest in the project.

(b)	New Jersey, Pennsylvania and Massachusetts assets have 3-4 year Solar Renewable Energy Credit hedges in place.

(c)	See Note Q to the Second Quarter Financial Statements.

(d)	See Note M to the Second Quarter Financial Statements.

(e)
Additionally, in October 2015, Con Edison Development purchased Lost Hills, which is developing but has not started constructing, a 20 MW (AC) solar electric production project in California and in November 2015 purchased Upton County, which is developing but has not started constructing, a 150 MW (AC) solar electric production project in Texas.

Con Edison Transmission
CET Electric
In March 2016, the Federal Energy Regulatory Commission approved a November 2015 settlement agreement applicable to three transmission projects that the NYSPSC approved in October 2013 in its proceeding to address potential needs that could arise should the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) no longer be able to operate. CECONY developed and, in May 2016, transferred two of the projects to New York Transco LLC. See Note Q to the Second Quarter Financial Statements. The settlement agreement, among other things, provides for a 10 percent return on common equity (or 9.5 percent for capital costs in excess of $228 million incurred for initial commercial operation), a maximum common equity ratio of 53 percent and allocation of 63 percent of the costs of the projects to load serving entities in the CECONY and O&R service areas.

CET Gas
In April 2016, a CET Gas subsidiary agreed with a subsidiary of Crestwood Equity Partners LP to form a joint venture to own, operate and further develop a gas pipeline and storage business located in northern Pennsylvania and southern New York. In June 2016, the transaction was substantially completed. See Note Q to the Second Quarter Financial Statements.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at June 30, 2016, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $2 million. Under CECONY’s current gas, steam and electric rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note K to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2016, a 10 percent decline in market prices would result in a decline in fair value of $68 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $60 million is for CECONY and $8 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	June 30, 2016	December 31, 2015
	(Millions of Dollars)
Average for the period	$2	$1
High	3	2
Low	1	—

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

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 55 to 65 percent equities and 35 to 45 percent fixed income and other securities. At June 30, 2016, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.

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

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits
Con Edison

Exhibit 4.1.1	Form of CEI’s 2.00% Debentures, Series 2016 A (Designated in CEI’s Current Report on Form 8-K, dated May 10, 2016 (File No. 1-14514) as Exhibit 4).
Exhibit 4.1.2	$400 million Credit Agreement dated as of June 10, 2016 among CEI, as Borrower, the Lenders party thereto and Mizuho Bank, Ltd., as Administrative Agent and as Lead Arranger and Bookrunner.
Exhibit 10.1	Amendment, dated June 13, 2016, to the Consolidated Edison Thrift Savings Plan.
Exhibit 10.2
Contribution Agreement, dated as of April 20, 2016, by and between Crestwood Pipeline and Storage Northeast LLC and Con Edison Gas Pipeline and Storage Northeast, LLC (Designated in CEI’s Current Report on Form 8-K, dated April 20, 2016 (File No. 1-14514) as Exhibit 10).

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2016 and 2015, and the 12-month period ended December 31, 2015.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 4.2.1	Form of CECONY’s 3.85% Debentures, Series 2016 A (Designated in CECONY’s Current Report on Form 8-K, dated June 14, 2016 (File No. 1-1217) as Exhibit 4).
Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2016 and 2015, and the 12-month period ended December 31, 2015.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: August 4, 2016	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer