Form 10-Q
period 2016-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2016-11-03
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
As of October 28, 2016, Con Edison had outstanding 304,727,523 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.
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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc.
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
OCI	Other Comprehensive Income
VIE	Variable interest entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AFUDC	Allowance for funds used during construction
AMI	Advanced metering infrastructure
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
EGWP	Employer Group Waiver Plan
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Second Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended June 30 of the current year
Third Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended September 30 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2015
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES
Electric	$2,769	$2,762	$6,717	$6,937
Gas	235	237	1,246	1,293
Steam	63	58	406	529
Non-utility	350	386	999	1,088
TOTAL OPERATING REVENUES	3,417	3,443	9,368	9,847
OPERATING EXPENSES
Purchased power	798	860	2,047	2,404
Fuel	29	31	133	216
Gas purchased for resale	81	64	320	415
Other operations and maintenance	840	869	2,447	2,485
Depreciation and amortization	305	285	905	840
Taxes, other than income taxes	528	504	1,523	1,459
TOTAL OPERATING EXPENSES	2,581	2,613	7,375	7,819
Gain on sale of retail electric supply business	104	—	104	—
OPERATING INCOME	940	830	2,097	2,028
OTHER INCOME (DEDUCTIONS)
Investment and other income	51	12	70	31
Allowance for equity funds used during construction	3	1	7	3
Other deductions	(5)	(4)	(16)	(11)
TOTAL OTHER INCOME	49	9	61	23
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	989	839	2,158	2,051
INTEREST EXPENSE
Interest on long-term debt	174	157	504	469
Other interest	5	6	17	19
Allowance for borrowed funds used during construction	(1)	(1)	(4)	(2)
NET INTEREST EXPENSE	178	162	517	486
INCOME BEFORE INCOME TAX EXPENSE	811	677	1,641	1,565
INCOME TAX EXPENSE	314	249	602	548
NET INCOME	$497	$428	$1,039	$1,017
Net income per common share—basic	$1.63	$1.46	$3.47	$3.47
Net income per common share—diluted	$1.62	$1.45	$3.46	$3.46
DIVIDENDS DECLARED PER COMMON SHARE	$0.67	$0.65	$2.01	$1.95
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	304.5	292.9	299.1	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	305.9	294.2	300.5	294.2
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions of Dollars)
NET INCOME	$497	$428	$1,039	$1,017
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	1	2	7
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	1	2	7
COMPREHENSIVE INCOME	$498	$429	$1,041	$1,024
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$1,039	$1,017
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	905	840
Deferred income taxes	524	466
Rate case amortization and accruals	(157)	(38)
Common equity component of allowance for funds used during construction	(7)	(3)
Net derivative (gains)/losses	(7)	(4)
Pre-tax gain on sale of retail electric supply business	(104)	—
Other non-cash items, net	99	73
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(138)	(82)
Materials and supplies, including fuel oil and gas in storage	15	32
Other receivables and other current assets	90	44
Income taxes receivable	100	194
Prepayments	(403)	(568)
Accounts payable	142	83
Pensions and retiree benefits obligations, net	464	566
Pensions and retiree benefits contributions	(510)	(753)
Accrued taxes	(21)	(19)
Accrued interest	66	48
Superfund and environmental remediation costs, net	68	23
Distributions from equity investments	45	29
Deferred charges, noncurrent assets and other regulatory assets	(104)	(17)
Deferred credits and other regulatory liabilities	116	220
Other current and noncurrent liabilities	114	48
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,336	2,199
INVESTING ACTIVITIES
Utility construction expenditures	(2,057)	(1,838)
Cost of removal less salvage	(149)	(156)
Non-utility construction expenditures	(436)	(366)
Investments in/acquisitions of renewable electric production and electric and gas transmission projects	(1,281)	(286)
Proceeds from sale of assets	250	—
Proceeds from the transfer of assets to NY Transco	122	—
Restricted cash	(21)	(23)
Other investing activities	(145)	(18)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,717)	(2,687)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(928)	360
Issuance of long-term debt	1,765	238
Retirement of long-term debt	(407)	(145)
Debt issuance costs	(16)	(2)
Common stock dividends	(570)	(560)
Issuance of common shares - public offering	702	—
Issuance of common shares for stock plans, net of repurchases	38	(9)
Distribution to noncontrolling interest	(1)	—
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	583	(118)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(798)	(606)
BALANCE AT BEGINNING OF PERIOD	944	699
BALANCE AT END OF PERIOD	146	93
LESS: CHANGE IN CASH BALANCES HELD FOR SALE	(4)	2
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$150	$91
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$437	$411
Income taxes	$(144)	$(7)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$242	$204
Issuance of common shares for dividend reinvestment	$35	$11
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2016	December 31, 2015
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$150	$944
Special deposits	3	3
Accounts receivable – customers, less allowance for uncollectible accounts of $75 and $85 in 2016 and 2015, respectively	1,157	1,052
Other receivables, less allowance for uncollectible accounts of $13 and $11 in 2016 and 2015, respectively	165	304
Income taxes receivable	66	166
Accrued unbilled revenue	373	360
Fuel oil, gas in storage, materials and supplies, at average cost	335	350
Prepayments	580	177
Regulatory assets	119	132
Assets held for sale	—	157
Other current assets	206	191
TOTAL CURRENT ASSETS	3,154	3,836
INVESTMENTS	1,931	884
UTILITY PLANT, AT ORIGINAL COST
Electric	27,239	26,358
Gas	7,253	6,858
Steam	2,374	2,336
General	2,657	2,622
TOTAL	39,523	38,174
Less: Accumulated depreciation	8,451	8,044
Net	31,072	30,130
Construction work in progress	1,286	1,003
NET UTILITY PLANT	32,358	31,133
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $122 and $95 in 2016 and 2015, respectively	1,127	832
Construction work in progress	421	244
NET PLANT	33,906	32,209
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $5 and $4 in 2016 and 2015, respectively	—	2
Regulatory assets	7,544	8,096
Other deferred charges and noncurrent assets	352	186
TOTAL OTHER NONCURRENT ASSETS	8,325	8,713
TOTAL ASSETS	$47,316	$45,642
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2016	December 31, 2015
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$346	$739
Notes payable	601	1,529
Accounts payable	1,113	1,008
Customer deposits	356	354
Accrued taxes	41	62
Accrued interest	202	136
Accrued wages	101	97
Fair value of derivative liabilities	70	66
Regulatory liabilities	123	115
Liabilities held for sale	—	89
Other current liabilities	638	525
TOTAL CURRENT LIABILITIES	3,591	4,720
NONCURRENT LIABILITIES
Provision for injuries and damages	170	185
Pensions and retiree benefits	2,197	2,911
Superfund and other environmental costs	752	765
Asset retirement obligations	254	242
Fair value of derivative liabilities	52	39
Deferred income taxes and unamortized investment tax credits	10,155	9,537
Regulatory liabilities	1,920	1,977
Other deferred credits and noncurrent liabilities	203	199
TOTAL NONCURRENT LIABILITIES	15,703	15,855
LONG-TERM DEBT	13,747	12,006
EQUITY
Common shareholders’ equity	14,267	13,052
Noncontrolling interest	8	9
TOTAL EQUITY (See Statement of Equity)	14,275	13,061
TOTAL LIABILITIES AND EQUITY	$47,316	$45,642
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2014	293	$32	$4,991	$8,691	23	$(1,032)	$(61)	$(45)	$9	$12,585
Net income				370						370
Common stock dividends				(190)						(190)
Issuance of common shares for stock plans, net of repurchases	—		2		—	(2)				—
Other comprehensive income								5		5
BALANCE AS OF MARCH 31, 2015	293	$32	$4,993	$8,871	23	$(1,034)	$(61)	$(40)	$9	$12,770
Net income				219						219
Common stock dividends				(190)						(190)
Issuance of common shares for stock plans, net of repurchases	—		—		—	(3)				(3)
Other comprehensive income								1		1
BALANCE AS OF JUNE 30, 2015	293	$32	$4,993	$8,900	23	$(1,037)	$(61)	$(39)	$9	$12,797
Net income				428						428
Common stock dividends				(191)						(191)
Issuance of common shares for stock plans, net of repurchases	—		15		—	(1)				14
Other comprehensive income								1		1
BALANCE AS OF SEPTEMBER 30, 2015	293	$32	$5,008	$9,137	23	$(1,038)	$(61)	$(38)	$9	$13,049
BALANCE AS OF DECEMBER 31, 2015	293	$32	$5,030	$9,123	23	$(1,038)	$(61)	$(34)	$9	$13,061
Net income				310						310
Common stock dividends				(197)						(197)
Issuance of common shares for stock plans	1		28							28
Other comprehensive income								—		—
Noncontrolling interest									(1)	(1)
BALANCE AS OF MARCH 31, 2016	294	$32	$5,058	$9,236	23	$(1,038)	$(61)	$(34)	$8	$13,201
Net income				232						232
Common stock dividends				(204)						(204)
Issuance of common shares - public offering	10	1	723				(22)			702
Issuance of common shares for stock plans	—		26							26
Other comprehensive income								1		1
BALANCE AS OF JUNE 30, 2016	304	$33	$5,807	$9,264	23	$(1,038)	$(83)	$(33)	$8	$13,958
Net income				497						497
Common stock dividends				(204)						(204)
Issuance of common shares for stock plans	1		23							23
Other comprehensive income								1		1
BALANCE AS OF SEPTEMBER 30, 2016	305	$33	$5,830	$9,557	23	$(1,038)	$(83)	$(32)	$8	$14,275
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,557	$2,558	$6,222	$6,416
Gas	208	213	1,113	1,177
Steam	63	58	406	529
TOTAL OPERATING REVENUES	2,828	2,829	7,741	8,122
OPERATING EXPENSES
Purchased power	495	526	1,216	1,423
Fuel	29	31	133	216
Gas purchased for resale	34	30	217	282
Other operations and maintenance	724	750	2,105	2,140
Depreciation and amortization	278	262	825	773
Taxes, other than income taxes	502	485	1,446	1,399
TOTAL OPERATING EXPENSES	2,062	2,084	5,942	6,233
OPERATING INCOME	766	745	1,799	1,889
OTHER INCOME (DEDUCTIONS)
Investment and other income	4	(1)	6	3
Allowance for equity funds used during construction	2	1	6	3
Other deductions	(4)	(3)	(10)	(10)
TOTAL OTHER INCOME (DEDUCTIONS)	2	(3)	2	(4)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	768	742	1,801	1,885
INTEREST EXPENSE
Interest on long-term debt	150	141	440	423
Other interest	5	5	14	14
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(2)
NET INTEREST EXPENSE	154	145	451	435
INCOME BEFORE INCOME TAX EXPENSE	614	597	1,350	1,450
INCOME TAX EXPENSE	226	222	491	515
NET INCOME	$388	$375	$859	$935
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions of Dollars)
NET INCOME	$388	$375	$859	$935
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	1	1	2
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	1	1	2
COMPREHENSIVE INCOME	$388	$376	$860	$937
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$859	$935
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	825	773
Deferred income taxes	569	391
Rate case amortization and accruals	(170)	(57)
Common equity component of allowance for funds used during construction	(6)	(3)
Other non-cash items, net	7	13
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(79)	(51)
Materials and supplies, including fuel oil and gas in storage	15	34
Other receivables and other current assets	18	60
Accounts receivable from affiliated companies	38	(32)
Prepayments	(351)	(336)
Accounts payable	82	18
Accounts payable to affiliated companies	8	5
Pensions and retiree benefits obligations, net	439	530
Pensions and retiree benefits contributions	(472)	(700)
Superfund and environmental remediation costs, net	76	21
Accrued taxes	(17)	(1)
Accrued taxes to affiliated companies	(2)	(8)
Accrued interest	43	37
Deferred charges, noncurrent assets and other regulatory assets	(153)	(49)
Deferred credits and other regulatory liabilities	165	222
Other current and noncurrent liabilities	123	—
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,017	1,802
INVESTING ACTIVITIES
Utility construction expenditures	(1,932)	(1,732)
Cost of removal less salvage	(146)	(149)
Proceeds from the transfer of assets to NY Transco	122	—
Restricted cash	13	(19)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,943)	(1,900)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(553)	199
Issuance of long-term debt	550	—
Retirement of long-term debt	(400)	—
Debt issuance costs	(6)	(1)
Capital contribution by parent	76	—
Dividend to parent	(558)	(694)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(891)	(496)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(817)	(594)
BALANCE AT BEGINNING OF PERIOD	843	645
BALANCE AT END OF PERIOD	$26	$51
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$386	$376
Income taxes	$(130)	$143
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$195	$152
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2016	December 31, 2015
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$26	$843
Special deposits	2	2
Accounts receivable – customers, less allowance for uncollectible accounts of $70 and $80 in 2016 and 2015, respectively	1,076	987
Other receivables, less allowance for uncollectible accounts of $12 and $11 in 2016 and 2015, respectively	55	70
Accrued unbilled revenue	330	327
Accounts receivable from affiliated companies	152	190
Fuel oil, gas in storage, materials and supplies, at average cost	273	288
Prepayments	464	113
Regulatory assets	111	121
Other current assets	98	131
TOTAL CURRENT ASSETS	2,587	3,072
INVESTMENTS	318	286
UTILITY PLANT, AT ORIGINAL COST
Electric	25,648	24,828
Gas	6,564	6,191
Steam	2,374	2,336
General	2,437	2,411
TOTAL	37,023	35,766
Less: Accumulated depreciation	7,750	7,378
Net	29,273	28,388
Construction work in progress	1,200	922
NET UTILITY PLANT	30,473	29,310
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2016 and 2015	4	5
NET PLANT	30,477	29,315
OTHER NONCURRENT ASSETS
Regulatory assets	6,986	7,482
Other deferred charges and noncurrent assets	68	75
TOTAL OTHER NONCURRENT ASSETS	7,054	7,557
TOTAL ASSETS	$40,436	$40,230
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2016	December 31, 2015
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$650
Notes payable	480	1,033
Accounts payable	838	771
Accounts payable to affiliated companies	20	12
Customer deposits	341	339
Accrued taxes	32	49
Accrued taxes to affiliated companies	—	2
Accrued interest	161	118
Accrued wages	92	88
Fair value of derivative liabilities	61	50
Regulatory liabilities	96	84
Other current liabilities	558	443
TOTAL CURRENT LIABILITIES	2,929	3,639
NONCURRENT LIABILITIES
Provision for injuries and damages	164	178
Pensions and retiree benefits	1,895	2,565
Superfund and other environmental costs	661	665
Asset retirement obligations	241	234
Fair value of derivative liabilities	45	36
Deferred income taxes and unamortized investment tax credits	9,472	8,755
Regulatory liabilities	1,725	1,789
Other deferred credits and noncurrent liabilities	177	167
TOTAL NONCURRENT LIABILITIES	14,380	14,389
LONG-TERM DEBT	11,334	10,787
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	11,793	11,415
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$40,436	$40,230
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2014	235	$589	$4,234	$7,399	$(962)	$(61)	$(11)	$11,188
Net income				348				348
Common stock dividend to parent				(338)				(338)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2015	235	$589	$4,234	$7,409	$(962)	$(61)	$(11)	$11,198
Net income				211				211
Common stock dividend to parent				(178)				(178)
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2015	235	$589	$4,234	$7,442	$(962)	$(61)	$(10)	$11,232
Net income				375				375
Common stock dividend to parent				(178)				(178)
Other comprehensive income							1	1
BALANCE AS OF SEPTEMBER 30, 2015	235	$589	$4,234	$7,639	$(962)	$(61)	$(9)	$11,430

BALANCE AS OF DECEMBER 31, 2015	235	$589	$4,247	$7,611	$(962)	$(61)	$(9)	$11,415
Net income				310				310
Common stock dividend to parent				(186)				(186)
Capital contribution by parent			23					23
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2016	235	$589	$4,270	$7,735	$(962)	$(61)	$(9)	$11,562
Net income				161				161
Common stock dividend to parent				(186)				(186)
Capital contribution by parent			28					28
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2016	235	$589	$4,298	$7,710	$(962)	$(61)	$(8)	$11,566
Net income				388				388
Common stock dividend to parent				(186)				(186)
Capital contribution by parent			25					25
Other comprehensive income							—	—
BALANCE AS OF SEPTEMBER 30, 2016	235	$589	$4,323	$7,912	$(962)	$(61)	$(8)	$11,793
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2015 and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016. Certain prior period amounts have been reclassified to conform to the current period presentation.
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a company which provides energy-related products and services to retail customers; Consolidated Edison Energy, Inc. (Con Edison Energy), a company that provides energy-related products and services to wholesale customers; and Consolidated Edison Development, Inc. (Con Edison Development), a company that develops, owns and operates renewable and energy infrastructure projects. In addition, Con Edison has a subsidiary, Con Edison Transmission, that invests in electric transmission facilities through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and invests in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas). See Note P.

Note A – Summary of Significant Accounting Policies
Earnings Per Common Share
For the three and nine months ended September 30, 2016 and 2015, basic and diluted earnings per share (EPS) for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2016	2015	2016	2015
Net income	$497	$428	$1,039	$1,017
Weighted average common shares outstanding – basic	304.5	292.9	299.1	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.4	1.3	1.4	1.3
Adjusted weighted average common shares outstanding – diluted	305.9	294.2	300.5	294.2
Net income per common share – basic	$1.63	$1.46	$3.47	$3.47
Net income per common share – diluted	$1.62	$1.45	$3.46	$3.46

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and nine months ended September 30, 2016 and 2015, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Beginning balance, accumulated OCI, net of taxes (a)	$(33)	$(39)	$(8)	$(10)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2016 and 2015 (a)(b)	1	1	—	1
Current period OCI, net of taxes	1	1	—	1
Ending balance, accumulated OCI, net of taxes	$(32)	$(38)	$(8)	$(9)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Beginning balance, accumulated OCI, net of taxes (a)	$(34)	$(45)	$(9)	$(11)
OCI before reclassifications, net of tax of $1 and $(2) for Con Edison in 2016 and 2015, respectively	(1)	3	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) and $(3) for Con Edison in 2016 and 2015 (a)(b)	3	4	1	2
Current period OCI, net of taxes	2	7	1	2
Ending balance, accumulated OCI, net of taxes	$(32)	$(38)	$(8)	$(9)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.

(b)
For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit cost. See Notes E and F.

Note B — Regulatory Matters
Rate Plans
CECONY - Electric
In September 2016, CECONY, the staff of the New York State Public Service Commission (NYSPSC) and other parties entered into a Joint Proposal for a CECONY electric rate plan for the three-year period January 2017 through December 2019. The Joint Proposal is subject to NYSPSC approval. The following table contains a summary of the electric rate plan.

Effective period	January 2017 - December 2019
Base rate changes (a)	Yr. 1 - $195 million Yr. 2 - $155 million Yr. 3 - $155 million
Amortizations to income of net regulatory (assets) liabilities	Yr. 1 - $84 million Yr. 2 - $83 million Yr. 3 - $69 million
Other revenue sources
Retention of $75 million of annual transmission congestion revenues.

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to: Yr. 1 - $28 million; Yr. 2 - $47 million; and Yr. 3 - $64 million.

Revenue decoupling mechanism	Continuation of reconciliation of actual to authorized electric delivery revenues.
Recoverable energy costs	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential penalties if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 - $376 million; Yr. 2 - $383 million; and Yr. 3 - $395 million.
Cost reconciliations
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate tax-exempt debt, major storms, property taxes(b), municipal infrastructure support costs(c), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates.(d)

Net utility plant reconciliations
Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI): Yr. 1 - $21,689 million; Yr. 2 - $22,338 million; Yr. 3 - $23,002 million
AMI: Yr. 1 - $126 million; Yr. 2 - $257 million; Yr. 3 - $415 million

Average rate base	Yr. 1 - $18,902 million Yr. 2 - $19,530 million Yr. 3 - $20,277 million
Weighted average cost of capital (after-tax)	Yr. 1 - 6.82 percent Yr. 2 - 6.80 percent Yr. 3 - 6.73 percent
Authorized return on common equity	9.00 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.5 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 - 4.93 percent Yr. 2 - 4.88 percent Yr. 3 - 4.74 percent
Common equity ratio	48 percent

(a)
The electric base rate increases shown above are in addition to a $48 million increase resulting from the December 2016 expiration of a temporary credit under the current rate plan. At the NYSPSC’s option, these increases may be implemented with increases of $199 million in each rate year.

(b)
Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr. 1 - 10.0 basis points; Yr. 2 - 7.5 basis points; and Yr. 3 - 5.0 basis points.

(c)
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

(d)
In addition, amounts reflected in rates relating to the regulatory asset for future income tax and the excess deferred federal income tax liability are subject to reconciliation. The NYSPSC staff is to audit the regulatory asset and the tax liability. Differences resulting from the NYSPSC staff review will be deferred for NYSPSC determination of any amounts to be refunded or collected from customers.

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

CECONY - Gas
In September 2016, CECONY, the staff of the NYSPSC and other parties entered into a Joint Proposal for a CECONY gas rate plan for the three-year period January 2017 through December 2019. The Joint Proposal is subject to NYSPSC approval. The following table contains a summary of the gas rate plan.

Effective period	January 2017 - December 2019
Base rate changes	Yr. 1 - $(5) million(a) Yr. 2 - $92 million Yr. 3 - $90 million
Amortizations to income of net regulatory (assets) liabilities	Yr. 1 - $39 million Yr. 2 - $37 million Yr. 3 - $36 million
Other revenue sources
Retention of annual revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million.

Potential incentives if performance targets related to gas leak backlog, leak prone pipe and service terminations are met: Yr. 1 - $7 million; Yr. 2 - $8 million; and Yr. 3 - $8 million.

Revenue decoupling mechanism	Continuation of reconciliation of actual to authorized gas delivery revenues.
Recoverable energy costs	Continuation of current rate recovery of purchased gas costs.
Negative revenue adjustments	Potential penalties if performance targets relating to service, safety and other matters are not met: Yr. 1 - $68 million; Yr. 2 - $75 million; and Yr. 3 - $83 million.
Cost reconciliations
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate tax-exempt debt, major storms, property taxes, municipal infrastructure support costs, the impact of new laws and environmental site investigation and remediation to amounts reflected in rates.(b)

Net utility plant reconciliations
Target levels reflected in rates:
Gas average net plant target excluding AMI: Yr. 1 - $5,844 million; Yr. 2 - $6,512 million; Yr. 3 - $7,177 million
AMI: Yr. 1 - $27 million; Yr. 2 - $57 million; Yr. 3 - $100 million

Average rate base	Yr. 1 - $4,841 million Yr. 2 - $5,395 million Yr. 3 - $6,005 million
Weighted average cost of capital (after-tax)	Yr. 1 - 6.82 percent Yr. 2 - 6.80 percent Yr. 3 - 6.73 percent
Authorized return on common equity	9.00 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.5 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 - 4.93 percent Yr. 2 - 4.88 percent Yr. 3 - 4.74 percent
Common equity ratio	48 percent

(a)	The base rate decrease is offset by a $41 million increase resulting from the December 2016 expiration of a temporary credit under the current rate plan.

(b)	See footnotes (b), (c) and (d) to the table under “CECONY-Electric,” above.

Rockland Electric Company (RECO)
In April 2016, RECO filed a request with the New Jersey Board of Public Utilities for an electric rate increase of $10 million, effective March 2017. The filing reflected a return on common equity of 10.20 percent and a common equity ratio of 49.81 percent. In October 2016, RECO filed an update to its April 2016 request. The company decreased its requested March 2017 rate increase by $4 million to $6 million. The updated filing reflects a return on common equity of 10.20 percent and a common equity ratio of 50.15 percent. The filing reflects continuation of provisions pursuant to which the company recovers its purchased power and fuel costs from customers.

Other Regulatory Matters
In April 2016, the NYSPSC approved the September 2015 Joint Proposal among CECONY, the NYSPSC staff and others with respect to the prudence proceeding the NYSPSC commenced in February 2009 and related matters. Pursuant to the Joint Proposal, the company is required to credit $116 million to customers and, for the period 2017 through 2044, to not seek to recover from customers an aggregate $55 million relating to return on its capital expenditures. In addition, the company’s revenues that were made subject to potential refund in this proceeding are no longer subject to refund. At September 30, 2016, the company had a $96 million regulatory liability for the remaining amount to be credited to customers related to this matter.
In June 2014, the NYSPSC initiated a proceeding to investigate the practices of qualifying persons to perform plastic fusions on gas facilities. New York State regulations require gas utilities to qualify and, except in certain circumstances, annually requalify workers that perform fusion to join plastic pipe. The NYSPSC directed the New York gas utilities to provide information in this proceeding about their compliance with the qualification and requalification requirements and related matters; their procedures for compliance with all gas safety regulations; and their annual chief executive officer certifications regarding these and other procedures. CECONY’s qualification and requalification procedures had not included certain required testing to evaluate specimen fuses. In addition, CECONY and O&R had not timely requalified certain workers that had been qualified under their respective procedures to perform fusion to join plastic pipe. CECONY and O&R have requalified their workers who perform plastic pipe fusions. In May 2015, the NYSPSC, which indicated that it would address enforcement at a later date, ordered CECONY, O&R and other gas utilities to perform risk assessment and remediation plans, additional leakage surveying and reporting; CECONY to hire an independent statistician to develop a risk assessment and remediation plan; and the gas utilities to implement certain new plastic fusion requirements. In December 2015, the NYSPSC staff informed O&R that the company had satisfactorily completed its risk assessment and remediation plan. CECONY submitted its risk assessment and remediation plan to the NYSPSC staff in October 2016.
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
At September 30, 2016, CECONY had a $28 million regulatory liability related to the June 2014 plastic fusion proceeding and the November 2015 order to show cause. The company is unable to estimate the amount or range of its possible loss related to these matters in excess of this regulatory liability.
CECONY has incurred costs for gas emergency response activities in 2014, 2015 and 2016 in excess of amounts reflected in the company’s gas rate plan. The company has requested NYSPSC authorization to defer as a regulatory asset $29 million and $35 million of such incremental costs incurred in 2014 and 2015, respectively. The company estimates that it will incur $37 million of such incremental costs in 2016. At September 30, 2016, the company had not deferred any such incremental costs.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at September 30, 2016 and December 31, 2015 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Regulatory assets
Unrecognized pension and other postretirement costs	$3,369	$3,876	$3,220	$3,697
Future income tax	2,429	2,350	2,312	2,232
Environmental remediation costs	823	904	720	800
Revenue taxes	298	253	283	240
Deferred storm costs	89	185	30	110
Deferred derivative losses	55	50	49	46
Unamortized loss on reacquired debt	45	50	43	48
Surcharge for New York State assessment	43	44	40	40
O&R property tax reconciliation	39	46	—	—
Pension and other postretirement benefits deferrals	34	45	3	16
Net electric deferrals	29	44	29	44
Preferred stock redemption	25	26	25	26
O&R transition bond charges	16	21	—	—
Workers’ compensation	15	11	15	11
Recoverable energy costs	7	16	5	15
Other	228	175	212	157
Regulatory assets – noncurrent	7,544	8,096	6,986	7,482
Deferred derivative losses	94	113	87	103
Recoverable energy costs	25	19	24	18
Regulatory assets – current	119	132	111	121
Total Regulatory Assets	$7,663	$8,228	$7,097	$7,603
Regulatory liabilities
Allowance for cost of removal less salvage	$713	$676	$602	$570
Property tax reconciliation	205	303	205	303
Pension and other postretirement benefit deferrals	163	76	130	46
Net unbilled revenue deferrals	121	109	121	109
Prudence proceeding	96	99	96	99
Unrecognized other postretirement costs	91	28	91	28
New York State income tax rate change	66	75	64	72
Base rate change deferrals	62	128	62	128
Variable-rate tax-exempt debt – cost rate reconciliation	60	70	52	60
Carrying charges on repair allowance and bonus depreciation	57	49	56	48
Earnings sharing - electric, gas and steam	34	80	26	80
Net utility plant reconciliations	27	32	27	31
Property tax refunds	12	44	12	44
World Trade Center settlement proceeds	5	21	5	21
Other	208	187	176	150
Regulatory liabilities – noncurrent	1,920	1,977	1,725	1,789
Revenue decoupling mechanism	74	45	70	45
Refundable energy costs	37	64	18	33
Deferred derivative gains	12	6	8	6
Regulatory liabilities – current	123	115	96	84
Total Regulatory Liabilities	$2,043	$2,092	$1,821	$1,873

Note C — Capitalization
In February 2016, a Con Edison Development subsidiary issued $218 million aggregate principal amount of 4.21 percent senior notes, due 2041, secured by the company's Texas Solar 7 solar project.

In May 2016, Con Edison issued approximately 10 million common shares resulting in net proceeds, after issuance expenses, of $702 million, and $500 million aggregate principal amount of 2.00 percent debentures, due 2021. Also, in May 2016, a Con Edison Development subsidiary issued $95 million aggregate principal amount of 4.07 percent senior notes, due 2036, secured by the company's California Holding 3 solar projects. In June 2016, Con Edison borrowed $400 million pursuant to a credit agreement with a syndicate of banks. The borrowing matures in 2018 and bears interest at a LIBOR plus margin of 1.00 percent. Also in June 2016, CECONY issued $550 million aggregate principal amount of 3.85 percent debentures, due 2046. Also, in June 2016, a Con Edison Solutions subsidiary borrowed $2 million pursuant to a loan agreement with a New Jersey utility. The borrowing matures in 2026, bears interest of 11.18 percent and may be repaid in cash or project Solar Renewable Energy Certificates.

In September 2016, CECONY redeemed at maturity $400 million aggregate principal amount of 5.50 percent debentures. In September 2016, O&R agreed to issue and sell for delivery in December 2016 $75 million aggregate principal amount of 3.88 percent debentures, due 2046. In October 2016, O&R redeemed at maturity $75 million aggregate principal amount of 5.45 percent debentures.

The carrying amounts and fair values of long-term debt at September 30, 2016 and December 31, 2015 were:

(Millions of Dollars)	2016		2015
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$14,093	$16,325	$12,745	$13,856
CECONY	$11,584	$13,564	$11,437	$12,427

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $15,689 million and $636 million of the fair value of long-term debt at September 30, 2016 are classified as Level 2 and Level 3, respectively. For CECONY, $12,928 million and $636 million of the fair value of long-term debt at September 30, 2016 are classified as Level 2 and Level 3, respectively (see Note L). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing
At September 30, 2016, Con Edison had $601 million of commercial paper outstanding of which $480 million was outstanding under CECONY’s program. The weighted average interest rate at September 30, 2016 was 0.7 percent for both Con Edison and CECONY. At December 31, 2015, Con Edison had $1,529 million of commercial paper outstanding of which $1,033 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2015 was 0.7 percent for both Con Edison and CECONY.
At September 30, 2016 and December 31, 2015, no loans were outstanding under the credit agreement (Credit Agreement) and $2 million (including $2 million for CECONY) and $15 million of letters of credit were outstanding under the Credit Agreement, respectively.

Note E — Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Service cost – including administrative expenses	$69	$74	$65	$70
Interest cost on projected benefit obligation	149	144	140	135
Expected return on plan assets	(237)	(222)	(225)	(210)
Recognition of net actuarial loss	149	194	141	183
Recognition of prior service costs	1	1	—	—
NET PERIODIC BENEFIT COST	$131	$191	$121	$178
Amortization of regulatory asset	—	1	—	1
TOTAL PERIODIC BENEFIT COST	$131	$192	$121	$179
Cost capitalized	(51)	(80)	(49)	(76)
Reconciliation to rate level	10	(14)	13	(14)
Cost charged to operating expenses	$90	$98	$85	$89

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Service cost – including administrative expenses	$207	$223	$194	$209
Interest cost on projected benefit obligation	447	431	419	404
Expected return on plan assets	(711)	(664)	(674)	(630)
Recognition of net actuarial loss	447	581	424	550
Recognition of prior service costs	3	3	1	1
NET PERIODIC BENEFIT COST	$393	$574	$364	$534
Amortization of regulatory asset	—	2	—	2
TOTAL PERIODIC BENEFIT COST	$393	$576	$364	$536
Cost capitalized	(157)	(224)	(148)	(214)
Reconciliation to rate level	35	(56)	39	(56)
Cost charged to operating expenses	$271	$296	$255	$266

Expected Contributions
Based on estimates as of September 30, 2016, the Companies expect to make contributions to the pension plans during 2016 of $508 million (of which $469 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first nine months of 2016, the Companies contributed $504 million (of which $466 million was contributed by CECONY) to the pension plans. CECONY also contributed $17 million to its external trust for supplemental plans.

Note F — Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit costs for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Service cost	$4	$5	$3	$4
Interest cost on accumulated other postretirement benefit obligation	12	13	10	11
Expected return on plan assets	(19)	(20)	(17)	(17)
Recognition of net actuarial loss	1	8	1	7
Recognition of prior service cost	(5)	(5)	(3)	(4)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$(7)	$1	$(6)	$1
Cost capitalized	2	(1)	2	(1)
Reconciliation to rate level	7	4	6	2
Cost charged to operating expenses	$2	$4	$2	$2

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Service cost	$13	$15	$10	$11
Interest cost on accumulated other postretirement benefit obligation	36	38	30	32
Expected return on plan assets	(58)	(59)	(50)	(51)
Recognition of net actuarial loss	4	24	2	21
Recognition of prior service cost	(15)	(15)	(11)	(10)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$(20)	$3	$(19)	$3
Cost capitalized	5	(2)	5	(2)
Reconciliation to rate level	20	12	19	5
Cost charged to operating expenses	$5	$13	$5	$6

Contributions
During the first nine months of 2016, the Companies contributed $6 million, nearly all of which was contributed by CECONY, to the other postretirement benefit plans. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2016 and December 31, 2015 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Accrued Liabilities:
Manufactured gas plant sites	$664	$679	$574	$579
Other Superfund Sites	88	86	87	86
Total	$752	$765	$661	$665
Regulatory assets	$823	$904	$720	$800
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
Environmental remediation costs incurred related to Superfund Sites for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Remediation costs incurred	$8	$6	$5	$6

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Remediation costs incurred	$20	$21	$10	$18

Con Edison and CECONY received $1 million in insurance recoveries for the three and nine months ended September 30, 2016. No insurance recoveries were received by Con Edison or CECONY for the three and nine months ended September 30, 2015.
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At September 30, 2016, Con Edison and CECONY had accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. The estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Trial courts have begun, and unless otherwise determined by an appellate court may continue, to apply a different standard for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate plans, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2016 and December 31, 2015 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$90	$86	$85	$81
Regulatory assets – workers’ compensation	$15	$11	$15	$11

Note H — Other Material Contingencies
Manhattan Steam Main Rupture
In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately sixty suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At September 30, 2016, the company has accrued its estimated liability for the suits of $30 million and an insurance receivable of $39 million.
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Street in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC (which also conducted an investigation). In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. Approximately seventy suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At September 30, 2016, the company had not accrued a liability for damages related to the incident.
Other Contingencies
See “Other Regulatory Matters” in Note B and “Uncertain Tax Positions” in Note I.
Guarantees
Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,422 million and $2,856 million at September 30, 2016 and December 31, 2015, respectively.

A summary, by type and term, of Con Edison’s total guarantees at September 30, 2016 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$618	$430	$—	$1,048
Energy transactions	635	57	91	783
Renewable electric production projects	445	—	18	463
Other	128	—	—	128
Total	$1,826	$487	$109	$2,422
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
Energy Transactions — Con Edison guarantees payments on behalf of its competitive energy businesses in order to facilitate physical and financial transactions in electricity, gas, pipeline capacity, transportation, oil, renewable energy credits and energy services. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet. Guarantee amounts shown above include $123 million of guarantees or other credit support provided by Con Edison on behalf of Con Edison Solutions that may continue in effect during the period in which Con Edison Solutions provides transition services in connection with the retail electric supply business it sold in September 2016. See Note P. As part of the sale agreement, the purchaser has agreed to pay Con Edison Solutions for draws on such guarantees or other credit support.
Renewable Electric Production Projects — Con Edison, Con Edison Development, and Con Edison Solutions guarantee payments associated with the investment in solar and wind energy facilities on behalf of their wholly-owned subsidiaries.
Other — Other guarantees include $70 million in guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects and operation of solar energy facilities of Con Edison Solutions and Con Edison Development, respectively. Other guarantees also includes Con Edison's guarantee (subject to a $53 million maximum amount) of certain obligations of Con Edison Solutions under its agreement to sell its retail electric supply business. See Note P. In addition, Con Edison issued a guarantee estimated at $5 million to the Public Utility Commission of Texas covering obligations of Con Edison Solutions as a retail electric provider. As part of the sale agreement for the retail electric supply business discussed above, the purchaser has agreed to pay Con Edison Solutions for draws on the guarantee to the Public Utility Commission of Texas.
Note I — Income Tax
Con Edison’s income tax expense increased to $314 million for the three months ended September 30, 2016 from $249 million for the three months ended September 30, 2015. Con Edison's effective tax rate for the three months ended September 30, 2016 and 2015 was 39 percent and 37 percent, respectively. The increase in Con Edison's effective tax rate is primarily due to higher state income taxes and a decrease in tax benefits for plant-related flow through items, offset in part by higher tax benefits for injuries and damages payments, research and development tax credits and renewable energy tax credits.

CECONY’s income tax expense increased to $226 million for the three months ended September 30, 2016 from $222 million for the three months ended September 30, 2015. CECONY's effective tax rate for the three months ended September 30, 2016 and 2015 was 37 percent. The decrease in tax benefits for plant-related flow through items, were more than offset by lower state income taxes and increased tax benefits as a result of higher injuries and damages payments and research and development tax credits.

Con Edison’s income tax expense increased to $602 million for the nine months ended September 30, 2016 from $548 million for the nine months ended September 30, 2015. Con Edison's effective tax rate for the nine months ended September 30, 2016 and 2015 was 37 percent and 35 percent, respectively. The increase in Con Edison's effective tax rate is primarily due to higher state income taxes and a decrease in tax benefits for plant-related flow through items, offset in part by higher tax benefits for injuries and damages payments, research and development tax credits and renewable energy tax credits.

CECONY’s income tax expense decreased to $491 million for the nine months ended September 30, 2016 from $515 million for the nine months ended September 30, 2015. CECONY's effective tax rate for the nine months ended September 30, 2016 and 2015 was 36 percent and 35 percent, respectively. The increase in CECONY's effective tax rate is primarily related to a decrease in tax benefits for plant-related flow through items, offset in part by lower state income taxes and increased research and development tax credits.

In September 2016, Con Edison filed its 2015 federal income tax return, requesting a refund of $19 million of estimated tax payments and, in October 2016, the company received the refund. The company carried back a 2015 net operating loss to 2007, requesting a refund of $16 million of federal income tax and, in October 2016, the company received the refund. Con Edison anticipates a federal net operating loss for 2016, primarily due to bonus depreciation. Con Edison expects to carryback a portion of its 2016 net operating loss and recover $32 million of income tax. General business tax credits that became available as a result of the net operating loss carryback, as well as the remaining 2016 net operating loss will be carried forward to future tax years. A deferred tax asset for these tax attribute carryforwards was recorded, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized.

Uncertain Tax Positions
At September 30, 2016, the estimated liability for uncertain tax positions for Con Edison was $37 million ($5 million for CECONY). Con Edison reasonably expects to resolve approximately $29 million ($20 million, net of federal taxes) of its uncertain tax positions within the next twelve months, of which the entire amount, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $5 million ($4 million, net of federal taxes), of which the entire amount, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $37 million ($25 million, net of federal taxes).
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three and nine months ended September 30, 2016, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At September 30, 2016 and December 31, 2015, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note J — Financial Information by Business Segment
Con Edison’s principal business segments prior to June 2016 were CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. In 2016, Con Edison Transmission began investing, through CET Electric and CET Gas, in electric transmission and gas pipeline and storage assets (see Note P). As a result of these investments, in June 2016 Con Edison changed its business segments to add Con Edison Transmission as a separate reportable segment based on management’s reporting and decision-making, including performance evaluation and resource allocation. For comparison purposes, the previously reported financial information by business segments was reclassified to reflect the current business segment presentation.

The financial data for the business segments are as follows:

	As of and for the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income		Other income (deductions)		Interest charges		Income taxes on operating income		Total assets		Construction expenditures
(Millions of Dollars)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
CECONY
Electric	$2,557	$2,558	$5	$4	$217	$207	$841	$811	$2	$(2)	$117	$111	$275	$260	$30,580	$30,369	$411	$419
Gas	208	213	1	1	41	35	(28)	(17)	—	(1)	27	24	(24)	(17)	7,300	6,687	224	178
Steam	63	58	22	22	20	20	(47)	(49)	—	—	10	10	(17)	(18)	2,556	2,614	24	27
Consolidation adjustments	—	—	(28)	(27)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total CECONY	$2,828	$2,829	$—	$—	$278	$262	$766	$745	$2	$(3)	$154	$145	$234	$225	$40,436	$39,670	$659	$624
O&R
Electric	$213	$205	$—	$—	$12	$13	$55	$51	$1	$(4)	$6	$6	$20	$17	$1,985	$1,959	$24	$26
Gas	27	24	—	—	5	4	(7)	(9)	—	(1)	3	3	(4)	(5)	799	754	14	12
Total O&R	$240	$229	$—	$—	$17	$17	$48	$42	$1	$(5)	$9	$9	$16	$12	$2,784	$2,713	$38	$38
Competitive energy businesses	$350	$386	$(2)	$(2)	$11	$6	$125	$43	$27	$17	$7	$2	$67	$21	$2,394	$1,547	$121	$212
Con Edison Transmission	—	—	—	—	—	—	(1)	—	20	—	3	—	—	—	1,072	2	—	—
Other (a)	(1)	(1)	2	2	(1)	—	2	—	(1)	—	5	6	4	2	630	1,039	—	—
Total Con Edison	$3,417	$3,443	$—	$—	$305	$285	$940	$830	$49	$9	$178	$162	$321	$260	$47,316	$44,971	$818	$874

(a)	Parent company and consolidation adjustments. Other does not represent a business segment.

	As of and for the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income		Other income (deductions)		Interest charges		Income taxes on operating income		Total assets		Construction expenditures
(Millions of Dollars)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
CECONY
Electric	$6,222	$6,416	$13	$13	$645	$610	$1,487	$1,511	$3	$(3)	$342	$333	$412	$401	$30,580	$30,369	$1,133	$1,165
Gas	1,113	1,177	4	4	118	105	273	278	(1)	(1)	79	71	73	82	7,300	6,687	589	466
Steam	406	529	65	65	62	58	39	100	—	—	30	31	18	42	2,556	2,614	74	65
Consolidation adjustments	—	—	(82)	(82)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total CECONY	$7,741	$8,122	$—	$—	$825	$773	$1,799	$1,889	$2	$(4)	$451	$435	$503	$525	$40,436	$39,670	$1,796	$1,696
O&R
Electric	$497	$523	$—	$—	$37	$38	$86	$85	$1	$(2)	$19	$18	$27	$26	$1,985	$1,959	$70	$72
Gas	133	117	—	—	13	13	28	—	—	(2)	9	9	8	(4)	799	754	36	29
Total O&R	$630	$640	$—	$—	$50	$51	$114	$85	$1	$(4)	$28	$27	$35	$22	$2,784	$2,713	$106	$101
Competitive energy businesses	$998	$1,087	$7	$(5)	$30	$16	$184	$53	$36	$33	$23	$5	$76	$24	$2,394	$1,547	$677	$676
Con Edison Transmission	—	—	—	—	—	—	(1)	—	23	—	4	—	—	—	1,072	2	—	—
Other (a)	(1)	(2)	(7)	5	—	—	1	1	(1)	(2)	11	19	6	3	630	1,039	—	—
Total Con Edison	$9,368	$9,847	$—	$—	$905	$840	$2,097	$2,028	$61	$23	$517	$486	$620	$574	$47,316	$44,971	$2,579	$2,473

(a)	Parent company and consolidation adjustments. Other does not represent a business segment.

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

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at September 30, 2016 and December 31, 2015 were:

(Millions of Dollars)	2016				2015
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$75	$(60)	$15	(b)	$59	$(41)	$18	(b)
Current - assets held for sale (c)	—	—	—		51	(50)	1
Noncurrent	58	(57)	1		57	(54)	3
Noncurrent - assets held for sale (c)	—	—	—		15	(15)	—
Total fair value of derivative assets	$133	$(117)	$16		$182	$(160)	$22
Fair value of derivative liabilities
Current	$(143)	$73	$(70)		$(144)	$78	$(66)
Current - liabilities held for sale (c)	—	—	—		(115)	50	(65)
Noncurrent	(111)	59	(52)		(102)	63	(39)
Noncurrent - liabilities held for sale (c)	—	—	—		(28)	15	(13)
Total fair value of derivative liabilities	$(254)	$132	$(122)		$(389)	$206	$(183)
Net fair value derivative assets/(liabilities)	$(121)	$15	$(106)	(b)	$(207)	$46	$(161)	(b)
CECONY
Fair value of derivative assets
Current	$52	$(46)	$6	(b)	$40	$(32)	$8	(b)
Noncurrent	45	(45)	—		48	(47)	1
Total fair value of derivative assets	$97	$(91)	$6		$88	$(79)	$9
Fair value of derivative liabilities
Current	$(122)	$61	$(61)		$(121)	$71	$(50)
Noncurrent	(92)	47	(45)		(92)	56	(36)
Total fair value of derivative liabilities	$(214)	$108	$(106)		$(213)	$127	$(86)
Net fair value derivative assets/(liabilities)	$(117)	$17	$(100)	(b)	$(125)	$48	$(77)	(b)

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

(b)
At September 30, 2016 and December 31, 2015, margin deposits for Con Edison ($12 million and $26 million, respectively) and CECONY ($12 million and $26 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)	Amounts represent derivative assets and liabilities included in assets and liabilities held for sale on the consolidated balance sheet.

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

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2016 and 2015:

		For the Three Months Ended September 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2016		2015		2016	2015
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(1)		$(1)		$(3)	$(1)
Noncurrent	Deferred derivative gains	(2)		—		—	—
Total deferred gains/(losses)		$(3)		$(1)		$(3)	$(1)
Current	Deferred derivative losses	$(19)		$8		$(18)	$8
Current	Recoverable energy costs	(39)		(53)		(35)	(49)
Noncurrent	Deferred derivative losses	(17)		14		(14)	13
Total deferred gains/(losses)		$(75)		$(31)		$(67)	$(28)
Net deferred gains/(losses)		$(78)		$(32)		$(70)	$(29)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(37)	(a)	$(31)	(b)	$—	$—
	Gas purchased for resale	(38)		(26)		—	—
	Non-utility revenue	(2)	(a)	5	(b)	—	—
Total pre-tax gain/(loss) recognized in income		$(77)		$(52)		$—	$—

(a)	For the three months ended September 30, 2016, Con Edison recorded unrealized losses in non-utility operating revenue ($2 million) and purchase power expense ($23 million).

(b)	For the three months ended September 30, 2015, Con Edison recorded in purchased power expense an unrealized pre-tax gain of $12 million.

		For the Nine Months Ended September 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2016		2015		2016	2015
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$6		$—		$2	$1
Noncurrent	Deferred derivative gains	(1)		—		(1)	—
Total deferred gains/(losses)		$5		$—		$1	$1
Current	Deferred derivative losses	$19		$40		$16	$40
Current	Recoverable energy costs	(163)		(92)		(148)	(87)
Noncurrent	Deferred derivative losses	(5)		(7)		(3)	(5)
Total deferred gains/(losses)		$(149)		$(59)		$(135)	$(52)
Net deferred gains/(losses)		$(144)		$(59)		$(134)	$(51)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(106)	(a)	$(60)	(b)	$—	$—
	Gas purchased for resale	(72)		(94)		—	—
	Non-utility revenue	15	(a)	20	(b)	—	—
Total pre-tax gain/(loss) recognized in income		$(163)		$(134)		$—	$—

(a)	For the nine months ended September 30, 2016, Con Edison recorded unrealized gains and losses in non-utility operating revenue ($3 million loss) and purchase power expense ($11 million gain).

(b)	For the nine months ended September 30, 2015, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($3 million loss) and purchased power expense ($6 million gain).

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at September 30, 2016:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	22,797,395	15,472	69,954,738	1,344,000
CECONY	20,724,225	9,000	70,100,000	1,344,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

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
At September 30, 2016, Con Edison and CECONY had $141 million and $13 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $77 million with independent system operators, $34 million with investment-grade counterparties, $20 million with commodity exchange brokers, and $10 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $12 million with commodity exchange brokers and $1 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at September 30, 2016:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$111		$97
Collateral posted	24		23
Additional collateral (b) (downgrade one level from current ratings)	18		15
Additional collateral (b) (downgrade to below investment grade from current ratings)	106	(c)	84	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $10 million at September 30, 2016. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At September 30, 2016, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $9 million.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are summarized below.

	2016					2015
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$6	$21	$6	$(5)	$28	$2	$25	$13	$7	$47
Commodity held for sale (f)	—	—	—	—	—	—	63	1	(63)	1
Other (a)(b)(d)	224	113	—	—	337	185	112	—	—	297
Total assets	$230	$134	$6	$(5)	$365	$187	$200	$14	$(56)	$345
Derivative liabilities:
Commodity (a)(b)(c)	$3	$146	$5	$(32)	$122	$16	$153	$1	$(65)	$105
Commodity held for sale (f)	—	—	—	—	—	1	133	7	(63)	78
Total liabilities	$3	$146	$5	$(32)	$122	$17	$286	$8	$(128)	$183
CECONY
Derivative assets:
Commodity (a)(b)(c)	$4	$7	$1	$6	$18	$1	$9	$8	$17	$35
Other (a)(b)(d)	200	108	—	—	308	171	105	—	—	276
Total assets	$204	$115	$1	$6	$326	$172	$114	$8	$17	$311
Derivative liabilities:
Commodity (a)(b)(c)	$2	$126	$1	$(23)	$106	$14	$129	$—	$(57)	$86

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. There were no transfers between levels 1, 2 and 3 for the nine months ended September 30, 2016 and for the year ended December 31, 2015.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2016 and December 31, 2015, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

(d)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.

(e)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

(f)	Amounts represent derivative assets and liabilities included in Assets and Liabilities held for sale on the consolidated balance sheet.

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

	Fair Value of Level 3 at September 30, 2016	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(1)	Discounted Cash Flow	Forward energy prices (a)	$19.75-$80.00 per MWh
	1	Discounted Cash Flow	Forward capacity prices (a)	$2.68-$9.45 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	52.8%-59.4%
			Discount/(premium) to adjust auction prices for historical monthly realized settlements (b)	(44.9)%-58.9%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(0.14)-$2.82 per MWh
Total Con Edison—Commodity	$1
CECONY—Commodity
Electricity	$(1)	Discounted Cash Flow	Forward energy prices (a)	$21.10-$80.00 per MWh
Transmission Congestion Contracts	$1	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	52.8%-59.4%
			Discount/(premium) to adjust auction prices for historical monthly realized settlements (b)	(44.9)%-58.9%
Total CECONY—Commodity	$—

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2016 and 2015 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Beginning balance as of July 1,	$5	$13	$2	$11
Included in earnings	(4)	(4)	—	(1)
Included in regulatory assets and liabilities	(5)	(1)	(3)	(1)
Purchases	—	1	—	1
Sales (a)	4	—	—	—
Settlements	1	(5)	1	(2)
Ending balance as of September 30,	$1	$4	$—	$8

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Beginning balance as of January 1,	$6	$20	$8	$13
Included in earnings	(1)	(18)	(1)	(5)
Included in regulatory assets and liabilities	(11)	(1)	(6)	(1)
Purchases	2	9	1	5
Sales (a)	4	—	—	—
Settlements	1	(6)	(2)	(4)
Ending balance as of September 30,	$1	$4	$—	$8

(a)	Amounts represent derivative instruments novated as part of the assets of Con Edison Solutions’ retail electric supply business which were sold to a subsidiary of Exelon Corporation (see Note P).

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
For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($5 million loss and $3 million loss) on the consolidated income statement for the three months ended September 30, 2016 and 2015, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($6 million loss and $12 million loss) on the consolidated income statement for the nine months ended September 30, 2016, and 2015, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at September 30, 2016 and 2015 is included in non-utility revenues (immaterial for both periods) and purchased power costs ($4 million loss and $3 million loss) on the consolidated income statement for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, and 2015, the change in fair value relating to Level 3 commodity derivative assets and liabilities is included in non-utility revenues (immaterial for both periods) and purchased power costs ($2 million loss and $8 million loss) on the consolidated income statement, respectively.

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

The following table summarizes the VIEs in which Con Edison Development has entered into as of September 30, 2016:

Project Name (a)	Generating Capacity (b) (MW AC)	Power Purchase Agreement Term (in Years)	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3	128	20	2014	Nevada	$179
Panoche Valley (d)	120	20	2015	California	274
Mesquite Solar 1	83	20	2013	Arizona	107
Copper Mountain Solar 2	75	25	2013	Nevada	84
California Solar	55	25	2012	California	70
Broken Bow II	38	25	2014	Nebraska	51
Texas Solar 4	32	25	2014	Texas	43
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
(c) For investments accounted for under the equity method, maximum exposure is equal to the carrying value of the investment on the consolidated balance sheet and any related receivables due from the project. For consolidated investments, maximum exposure is equal to the net assets of the project on the consolidated balance sheet less any applicable noncontrolling interest. Con Edison did not provide any financial or other support during the year that was not previously contractually required.
(d) In October 2016, Con Edison Development acquired the remaining 50 percent ownership interest in the project. See Note P.

Note N — Related Party Transactions
The Utilities perform work and incur expenses on behalf of NY Transco, a company in which CET Electric has a 45.7 percent equity interest (see Note P). The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the three and nine months ended September 30, 2016, the amounts billed by CECONY to NY Transco were immaterial.
CECONY has storage and wheeling service contracts with Stagecoach Gas Services LLC (Stagecoach), a joint venture formed by a subsidiary of CET Gas and a subsidiary of Crestwood Equity Partners LP (Crestwood) (see Note P). In addition, CECONY is the replacement shipper on one of Crestwood’s firm transportation agreements with Tennessee Gas Pipeline Company LLC. For the three months ended September 30, 2016, the amount of storage and wheeling services received by CECONY from Stagecoach was $8 million. Since the formation of the joint venture in June 2016, the amount of storage and wheeling services received by CECONY from Stagecoach was $10 million.
CECONY has a financial electric capacity contract with Con Edison Energy for the period May 2016 through April 2017. For the three and nine months ended September 30, 2016, Con Edison Energy's realized losses under this contract were $1 million.
At September 30, 2016 Con Edison Development has an outstanding note receivable of $234 million from Panoche Valley, a solar electric production project in which Con Edison Development has an ownership interest of 50 percent (see Note M). In October 2016, Con Edison Development acquired the remaining 50 percent interest in the project (see Note P).

Note O — New Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board jointly issued a revenue recognition standard that will supersede the revenue recognition requirements within Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific guidance under the Codification through Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The purpose of the new guidance is to create a consistent framework for revenue recognition. The guidance clarifies how to measure and recognize revenue arising from customer contracts to depict the transfer of goods or services in an amount that reflects the consideration the entity expects to receive. Additionally, in March and April 2016, respectively, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)” to clarify how to apply the implementation guidance for principal versus agent considerations and ASU No. 2016-10,“Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”

to clarify the guidance pertaining to identifying performance obligations and licensing implementation guidance. Furthermore in May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” to clarify assessing collectibility, presentation of sales taxes, noncash consideration, contract modification at transition, and completed contracts at transition. The new standard is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Companies are in the process of evaluating the application and impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

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

In June 2016, the FASB issued amendments to the guidance for recognition of credit losses for financial instruments through ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment replaces the incurred loss impairment methodology which involved delayed recognition of credit losses. As the updated guidance now requires credit losses to be recognized when expected rather than when incurred, a broader range of reasonable and supportable information must be considered in developing the credit loss estimates. This includes financial instruments that are valued at amortized cost and available for sale. For public entities, the amendments are effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In August 2016, the FASB issued amendments to the guidance for the Statement of Cash Flows through ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendment specifies the classification and presentation of certain cash flow items to reduce diversity in practice. For public entities, the amendments are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In October 2016, the FASB issued amendments to the guidance for Income Taxes through ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The amendment clarifies the tax treatment of intra-entity transfers of assets other than inventory. The updated guidance requires entities recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. For public entities, the amendments are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

Note P — Acquisitions, Investments and Dispositions
Acquisitions and Investments

Texas Solar 7
In January 2016, Con Edison Development acquired a 100 percent interest in a company that is the owner of a 106 MW (AC) solar electric production project in Texas (Texas Solar 7) for $227 million; $218 million was recorded as non-utility construction work in progress and the remaining $9 million was recorded as other receivables. At September 30, 2016 net assets of the project are approximately $123 million. The project has been financed, in part, by debt secured by the project (see Note C). Electricity generated by this project is to be purchased by the City of San Antonio pursuant to a long-term power purchase agreement. The project commenced commercial operation in the third quarter of 2016. Con Edison's interest in Texas Solar 7 is consolidated in the financial statements.

Mountain Valley Pipeline
In January 2016, CET Gas acquired a 12.5 percent equity interest in Mountain Valley Pipeline, LLC (MVP), a company developing a proposed gas transmission project in West Virginia and Virginia. The company's initial contribution to MVP was $18 million. At September 30, 2016, CET Gas' investment in MVP was $41 million. The estimated total project cost is $3,000 million to $3,500 million. Subject to FERC approval, MVP is targeting to be fully in-service during 2018. Con Edison is accounting for its equity interest in MVP as an equity method investment.

Stagecoach Gas Services
In April 2016, a CET Gas subsidiary agreed with a subsidiary of Crestwood to form a joint venture to own, operate and further develop existing natural gas pipeline and storage businesses located in northern Pennsylvania and southern New York. The transaction was substantially completed during June 2016. Crestwood contributed businesses to a new entity, Stagecoach, and the CET Gas subsidiary purchased a 50 percent equity interest in Stagecoach for $945 million (subject to closing adjustments). At September 30, 2016, CET Gas' investment in Stagecoach was $968 million. Con Edison is accounting for its equity interest in Stagecoach as an equity method investment.
NY Transco
In January 2016, CECONY entered into an agreement to transfer certain electric transmission projects to NY Transco, a company in which CET Electric has a 45.7 percent equity interest. In April 2016, the NYSPSC authorized CECONY, subject to certain conditions, to transfer the projects to NY Transco. In May 2016, CECONY transferred the projects to NY Transco for a purchase price of $122 million and an $8 million payment for easement rights on certain associated property. At September 30, 2016, CET Electric's investment in NY Transco was $53 million. Con Edison is accounting for its equity interest in NY Transco as an equity method investment.

Pilesgrove
In June 2016, Con Edison Development recorded an $8 million ($5 million, net of taxes) impairment charge on its 50 percent interest in Pilesgrove Solar, LLC (Pilesgrove), which owns an 18 MW (AC) solar electric production project in New Jersey. In August 2016, Con Edison Development acquired the remaining 50 percent interest in Pilesgrove for a purchase price of approximately $16 million and recorded a bargain purchase gain of $8 million ($5 million, net of taxes). The impairment charge and bargain purchase gain are included in Investment and other income on Con Edison’s consolidated income statement. Con Edison's interest in Pilesgrove is consolidated in the financial statements subsequent to the August 2016 acquisition. At September 30, 2016, net assets of the project are approximately $48 million, consisting primarily of $45 million recorded as non-utility property and $3 million recorded in current assets.

Panoche Valley
In October 2016, Con Edison Development acquired the remaining 50 percent interest in Panoche Holdings, LLC, which is developing a 240 MW (AC) solar electric production project in California, for cash consideration of $37 million, net of applicable purchase price adjustments. Con Edison will consolidate the project on its financial statements as of the date of acquisition. See Note M.

Dispositions

Pike County Light & Power Company (Pike)
In October 2015, upon evaluating strategic alternatives, O&R entered into an agreement to sell Pike to Corning Natural Gas Holding Corporation (Corning). In August 2016, the sale was completed. O&R received cash consideration of $15 million for the sale. O&R has agreed to provide transition services to Corning for operations and customer support for a period of up to 18 months subsequent to the sale. In addition, O&R will continue to purchase and sell to Pike electric and gas commodity for three years. Pike has an option to extend the service for up to an additional three years.

At September 30, 2015, O&R recorded an impairment charge of $5 million ($3 million, net of taxes), representing the difference between the carrying amount of Pike’s assets and the estimated sales proceeds. At December 31, 2015, Pike’s total assets and liabilities held for sale were $23 million and $5 million, respectively. There were no amounts outstanding at September 30, 2016.

Con Edison Solutions' Retail Electric Supply Business
In July 2016, Con Edison Solutions entered into an agreement to sell the assets of its retail electric supply business (including retail contracts, related derivative instruments, information systems, and accounts receivable) to a subsidiary of Exelon Corporation (Exelon). In September 2016, the sale was completed for cash consideration of $235 million, subject to working capital adjustments. The sale resulted in a gain of $104 million ($47 million, net of taxes), inclusive of a $65 million ($42 million, net of taxes) gain on derivative instruments. The tax effect of the sale includes $29 million ($19 million, net of federal tax) of state taxes related to a change in the apportionment of state income taxes. Con Edison Solutions has agreed to provide transition services to the Exelon subsidiary for operations and customer support through the end of 2017 during which period certain guarantees or other credit support provided by Con Edison in connection with the retail electric supply business may continue in effect. See

Note H. At December 31, 2015, Con Edison Solutions' total assets and liabilities held for sale were $134 million and $84 million, respectively. There were no amounts outstanding at September 30, 2016.

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2015 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016 (File Nos. 1-14514 and 1-1217).

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

Con Edison’s principal business operations are those of CECONY, O&R, the competitive energy businesses and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The competitive energy businesses provide energy-related products and services, and develop, own and operate renewable and energy infrastructure projects. Con Edison Transmission invests in electric transmission facilities and gas pipeline and storage facilities.

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

During the summer of 2016, electric peak demand in the company's service area was 12,652 MW (which occurred on August 11, 2016). At design conditions, electric peak demand in the company's service area would have been approximately 13,450 MW in 2016 compared to the company's forecast of 13,650 MW. The company's five-year forecast of average annual growth of the electric peak demand in its service area at design conditions is approximately 0.2 percent for 2017 to 2021 (the same as its forecast for 2016 to 2020).

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

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and in northern New Jersey, an approximately 1,300 square mile service area.

During the summer of 2016, electric peak demand in the company's service area was 1,435 MW (which occurred on July 22, 2016). At design conditions, electric peak demand in the company's service area would have been approximately 1,615 MW in 2016 compared to the company's forecast of 1,632 MW. The company decreased its five-year forecast of average annual growth of the electric peak demand in its service area at design conditions from approximately 0.3 percent (for 2016 to 2020) to (0.1) percent (for 2017 to 2021) primarily due to a forecasted increase in distributed generation (photovoltaic) as well as lower growth in demand from customers.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

Sale of Pike County Light & Power Company (Pike)
In August 2016, O&R sold its Pennsylvania subsidiary, Pike, to Corning Natural Gas Holding Corporation (see Note P to the Third Quarter Financial Statements).

Competitive Energy Businesses
Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses provide energy-related products and services to wholesale and retail customers, and develop, own and operate renewable and energy infrastructure projects.

Sale of the Retail Electric Supply Business
In September 2016, Con Edison sold the retail electric supply business of its competitive energy businesses to a subsidiary of Exelon Corporation (see Note P to the Third Quarter Financial Statements).

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

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended September 30, 2016				For the Nine Months Ended September 30, 2016				At September 30, 2016
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
CECONY	$2,828	83%	$388	78%	$7,741	82%	$859	83%	$40,436	85%
O&R	240	7	27	5	630	7	55	5	2,784	6
Total Utilities	3,068	90	415	83	8,371	89	914	88	43,220	91
Competitive energy businesses (a)	350	10	78	16	998	11	120	12	2,394	5
Con Edison Transmission	—	—	10	2	—	—	11	1	1,072	2
Other (b)	(1)	—	(6)	(1)	(1)	—	(6)	(1)	630	2
Total Con Edison	$3,417	100%	$497	100%	$9,368	100%	$1,039	100%	$47,316	100%

(a)
Net income from the competitive energy businesses for the three and nine months ended September 30, 2016 includes $47 million of net gain related to the sale of the retail electric supply business, $5 million of net gain related to the acquisition of a solar electric production investment and for the nine months ended September 30, 2016 includes $5 million of net loss related to the impairment of a solar electric production investment (see Note P to the Third Quarter Financial Statements). Also includes for the three and nine months ended September 30, 2016 $(15) million and $5 million, respectively, of net after-tax mark-to-market gains/(losses).

(b)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income and earnings per share for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
(Millions of Dollars, except per share amounts)	Net Income		Earnings per Share		Net Income		Earnings per Share
CECONY	$388	$375	$1.27	$1.28	$859	$935	$2.87	$3.19
O&R (a)	27	20	0.09	0.07	55	35	0.18	0.12
Competitive energy businesses (b)	78	37	0.26	0.12	120	55	0.40	0.19
Con Edison Transmission	10	—	0.03	—	11	—	0.04	—
Other (c)	(6)	(4)	(0.02)	(0.01)	(6)	(8)	(0.02)	(0.03)
Con Edison (d)	$497	$428	$1.63	$1.46	$1,039	$1,017	$3.47	$3.47

(a)
Includes $3 million or $0.01 a share of net loss for the three and nine months ended September 30, 2015 related to the impairment of certain assets held for sale (see Note P to the Third Quarter Financial Statements).

(b)
Includes $47 million or $0.15 a share of net gain related to the sale of the retail electric supply business, $5 million or $0.02 a share of net gain related to the acquisition of a solar electric production investment for the three and nine months ended September 30, 2016 and $5 million and or $0.02 a share of net loss related to the impairment of a solar electric production investment for the nine months ended September 30, 2016 (see Note P to the Third Quarter Financial Statements). Also includes $(15) million or $(0.05) a share and $7 million or $0.02 a share of net after-tax mark-to-market gains/(losses) for the three months ended September 30, 2016 and 2015, respectively, and $5 million or $0.02 a share and $2 million or $0.01 a share of net after-tax mark-to-market gains for the nine months ended September 30, 2016 and 2015, respectively.

(c)	Other includes parent company and consolidation adjustments.

(d)
Earnings per share on a diluted basis were $1.62 a share and $1.45 a share for the three months ended September 30, 2016 and 2015, respectively, and $3.46 a share for the nine months ended September 30, 2016 and 2015.

The Companies’ results of operations for the three and nine months ended September 30, 2016, as compared with the 2015 periods, reflect changes in rate plans and regulatory charges and, in the nine month period, the impact of warmer than normal weather on steam revenues. Other lower operations and maintenance expenses reflect lower surcharges for assessments and fees that are collected in revenues from customers at the Utilities. In the nine month period, these expenses also reflect higher expenses for emergency response, municipal infrastructure support and stock-based compensation at CECONY. In addition, the Utilities' rate plans provide for revenues to cover expected changes in certain operating costs including depreciation, property taxes and other tax matters. The results of operations also include higher electric retail gross profit and income from renewable investments, the gain on sale of retail electric supply business, the gain and impairment related to a solar electric production investment, and the impact of the net mark-to-market effects of the competitive energy businesses.

The following table presents the estimated effect on earnings per share and net income for the three and nine months ended September 30, 2016 period as compared with 2015 periods, resulting from these and other major factors:

	Three Months Variation		Nine Months Variation
(Millions of Dollars, except per share amounts)	Earnings per Share Variation	Net Income Variation	Earnings per Share Variation	Net Income Variation
CECONY (a)
Changes in rate plans and regulatory charges	$0.05	$16	$0.14	$40
Weather impact on steam revenues	—	1	(0.12)	(36)
Other operations and maintenance expenses	0.05	16	0.07	21
Depreciation, property taxes and other tax matters	(0.06)	(18)	(0.30)	(88)
Other (b)	(0.05)	(2)	(0.11)	(13)
Total CECONY	(0.01)	13	(0.32)	(76)
O&R (a)
Changes in rate plans and regulatory charges	0.02	5	0.02	7
Other operations and maintenance expenses	0.01	3	0.06	17
Depreciation and property taxes	(0.01)	(3)	(0.03)	(8)
Other (c)	—	2	0.01	4
Total O&R	0.02	7	0.06	20
Competitive energy businesses
Operating revenues less energy costs	(0.02)	(7)	0.14	41
Other operations and maintenance expenses	—	(2)	(0.05)	(16)
Gain on sale of retail electric supply business	0.15	47	0.15	47
Other (b)	0.01	3	(0.03)	(7)
Total competitive energy businesses (c)	0.14	41	0.21	65
Con Edison Transmission	0.03	10	0.04	11
Other, including parent company expenses	(0.01)	(2)	0.01	2
Total variations	$0.17	$69	$—	$22

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

(b)	Includes the impact of the dilutive effect of Con Edison's stock issuances.

(c)
These variations include the impairment of certain assets held for sale in 2015, the gain and impairment related to a solar electric production investment and net mark-to-market effects shown in notes (a) and (b) in the Results of Operations table above.

The Companies’ other operations and maintenance expenses for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2016	2015	2016	2015
CECONY
Operations	$381	$383	$1,109	$1,074
Pensions and other postretirement benefits	87	91	261	273
Health care and other benefits	44	38	122	116
Regulatory fees and assessments (a)	129	153	346	433
Other	83	85	267	244
Total CECONY	724	750	2,105	2,140
O&R	77	82	220	249
Competitive energy businesses	40	37	124	98
Con Edison Transmission	1	—	1	—
Other (b)	(2)	—	(3)	(2)
Total other operations and maintenance expenses	$840	$869	$2,447	$2,485

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, Con Edison’s competitive energy businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2016 and 2015 follows. For additional business segment financial information, see Note J to the Third Quarter Financial Statements.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
The Companies’ results of operations in 2016 compared with 2015 were:

	CECONY		O&R		Competitive Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(1)	—%	$11	4.8%	$(36)	(9.3)%	$—	—%	$—	—%	$(26)	(0.8)%
Purchased power	(31)	(5.9)	5	7.8	(36)	(13.3)	—	—	—	—	(62)	(7.2)
Fuel	(2)	(6.5)	—	—	—	—	—	—	—	—	(2)	(6.5)
Gas purchased for resale	4	13.3	(1)	(11.1)	14	56.0	—	—	—	—	17	26.6
Other operations and maintenance	(26)	(3.5)	(5)	(6.1)	3	8.1	1	—	(2)	—	(29)	(3.3)
Depreciation and amortization	16	6.1	—	—	5	83.3	—	—	(1)	—	20	7.0
Taxes, other than income taxes	17	3.5	6	40.0	—	—	—	—	1	Large	24	4.8
Gain on sale of retail electric supply business	—	—	—	—	104	—	—	—	—	—	104	—
Operating income	21	2.8	6	14.3	82	Large	(1)	—	2	—	110	13.3
Other income less deductions	5	Large	6	Large	10	58.8	20	—	(1)	—	40	Large
Net interest expense	9	6.2	—	—	5	Large	3	—	(1)	(16.7)	16	9.9
Income before income tax expense	17	2.8	12	42.9	87	Large	16	—	2	33.3	134	19.8
Income tax expense	4	1.8	5	62.5	46	Large	6	—	4	Large	65	26.1
Net income	$13	3.5%	$7	35.0%	$41	Large	$10	—%	$(2)	(50.0)%	$69	16.1%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	For the Three Months Ended September 30, 2016				For the Three Months Ended September 30, 2015
(Millions of Dollars)	Electric	Gas	Steam	2016 Total	Electric	Gas	Steam	2015 Total	2016-2015 Variation
Operating revenues	$2,557	$208	$63	$2,828	$2,558	$213	$58	$2,829	$(1)
Purchased power	486	—	9	495	519	—	7	526	(31)
Fuel	21	—	8	29	24	—	7	31	(2)
Gas purchased for resale	—	34	—	34	—	30	—	30	4
Other operations and maintenance	578	102	44	724	598	106	46	750	(26)
Depreciation and amortization	217	41	20	278	207	35	20	262	16
Taxes, other than income taxes	414	59	29	502	399	59	27	485	17
Operating income	$841	$(28)	$(47)	$766	$811	$(17)	$(49)	$745	$21

Electric
CECONY’s results of electric operations for the three months ended September 30, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015	Variation
Operating revenues	$2,557	$2,558	$(1)
Purchased power	486	519	(33)
Fuel	21	24	(3)
Other operations and maintenance	578	598	(20)
Depreciation and amortization	217	207	10
Taxes, other than income taxes	414	399	15
Electric operating income	$841	$811	$30

CECONY’s electric sales and deliveries for the three months ended September 30, 2016 compared with the 2015 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2016	September 30, 2015	Variation	Percent Variation		September 30, 2016	September 30, 2015	Variation	Percent Variation
Residential/Religious (b)	3,653	3,577	76	2.1%		$883	$903	$(20)	(2.2)%
Commercial/Industrial	2,749	2,692	57	2.1		551	574	(23)	(4.0)
Retail choice customers	8,136	7,822	314	4.0		918	888	30	3.4
NYPA, Municipal Agency and other sales	2,764	2,731	33	1.2		204	198	6	3.0
Other operating revenues (c)	—	—	—	—		1	(5)	6	Large
Total	17,302	16,822	480	2.9%	(d)	$2,557	$2,558	$(1)	—%

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

(d)
After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 1.0 percent in the three months ended September 30, 2016 compared with the 2015 period.

Operating revenues decreased $1 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to lower purchased power costs ($33 million) and fuel expenses ($3 million), offset in part by higher revenues from the electric rate plan ($35 million).

Purchased power expenses decreased $33 million in the three months ended September 30, 2016 compared with the 2015 period due to lower unit costs ($39 million), offset by higher purchased volumes ($6 million).

Fuel expenses decreased $3 million in the three months ended September 30, 2016 compared with the 2015 period due to lower unit costs.

Other operations and maintenance expenses decreased $20 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to a decrease in the surcharges for assessments and fees that are collected in revenues from customers.

Depreciation and amortization increased $10 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $15 million in the three months ended September 30, 2016 compared with the 2015 period principally due to higher property taxes ($13 million) and state and local taxes ($2 million).

Gas
CECONY’s results of gas operations for the three months ended September 30, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015	Variation
Operating revenues	$208	$213	$(5)
Gas purchased for resale	34	30	4
Other operations and maintenance	102	106	(4)
Depreciation and amortization	41	35	6
Taxes, other than income taxes	59	59	—
Gas operating income	$(28)	$(17)	$(11)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2016 compared with the 2015 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2016	September 30, 2015	Variation	Percent Variation		September 30, 2016	September 30, 2015	Variation	Percent Variation
Residential	4,335	4,118	217	5.3%		$88	$83	$5	6.0%
General	3,963	3,226	737	22.8		41	35	6	17.1
Firm transportation	8,305	8,185	120	1.5		53	58	(5)	(8.6)
Total firm sales and transportation	16,603	15,529	1,074	6.9	(b)	182	176	6	3.4
Interruptible sales (c)	1,664	1,772	(108)	(6.1)		4	6	(2)	(33.3)
NYPA	12,800	14,023	(1,223)	(8.7)		1	1	—	—
Generation plants	35,745	30,610	5,135	16.8		7	7	—	—
Other	4,975	4,512	463	10.3		6	6	—	—
Other operating revenues (d)	—	—	—	—		8	17	(9)	(52.9)
Total	71,787	66,446	5,341	8.0%		$208	$213	$(5)	(2.3)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, principally billing days, firm gas sales and transportation volumes in the company’s service area increased 7.8 percent in the three months ended September 30, 2016 compared with the 2015 period, reflecting primarily increased volumes attributable to additional customers that have converted from oil-to-gas as heating fuel for their buildings.

(c)	Includes 915 thousands and 765 thousands of Dt for the 2016 and 2015 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues decreased $5 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to changes in regulatory charges ($12 million), offset in part by higher gas purchased for resale expense ($4 million).

Gas purchased for resale increased $4 million in the three months ended September 30, 2016 compared with the 2015 period due to higher unit costs ($7 million), offset by lower sendout volumes ($3 million).

Other operations and maintenance expenses decreased $4 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($2 million) and lower stock-based compensation costs ($2 million).

Depreciation and amortization increased $6 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to higher gas utility plant balances.

Steam
CECONY’s results of steam operations for the three months ended September 30, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015	Variation
Operating revenues	$63	$58	$5
Purchased power	9	7	2
Fuel	8	7	1
Other operations and maintenance	44	46	(2)
Depreciation and amortization	20	20	—
Taxes, other than income taxes	29	27	2
Steam operating income	$(47)	$(49)	$2

CECONY’s steam sales and deliveries for the three months ended September 30, 2016 compared with the 2015 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2016	September 30, 2015	Variation	Percent Variation		September 30, 2016	September 30, 2015	Variation	Percent Variation
General	10	19	(9)	(47.4)%		$2	$2	$—	—%
Apartment house	776	816	(40)	(4.9)		15	16	(1)	(6.3)
Annual power	2,950	2,961	(11)	(0.4)		49	46	3	6.5
Other operating revenues (a)	—	—	—	—		(3)	(6)	3	50.0
Total	3,736	3,796	(60)	(1.6)%	(b)	$63	$58	$5	8.6%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 3.4 percent in three months ended September 30, 2016 compared with the 2015 period.

Operating revenues increased $5 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to higher revenues from the steam rate plan ($3 million), purchased power costs ($2 million) and fuel expenses ($1 million).

Purchased power expenses increased $2 million in the three months ended September 30, 2016 compared with the 2015 period due to higher unit costs.

Fuel expenses increased $1 million in the three months ended September 30, 2016 compared with the 2015 period due to higher unit costs.

Other operations and maintenance expenses decreased $2 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to lower stock-based compensation costs.

Taxes, other than income taxes increased $2 million in the three months ended September 30, 2016 compared with the 2015 period principally due to higher property taxes.

Net Interest Expense
Net interest expense increased $9 million in the three months ended September 30, 2016 compared with the 2015 period due primarily higher long-term debt balances in the 2016 period.

Income Tax Expense
Income taxes increased $4 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to higher income before income tax expense ($7 million) and plant-related flow through items ($13 million), offset in part by lower state income taxes ($8 million), a research and development tax credit ($5 million) and higher settlement payments related to injuries and damages ($2 million).

O&R

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
(Millions of Dollars)	Electric	Gas	2016 Total	Electric	Gas	2015 Total	2016-2015 Variation
Operating revenues	$213	$27	$240	$205	$24	$229	$11
Purchased power	69	—	69	64	—	64	5
Gas purchased for resale	—	8	8	—	9	9	(1)
Other operations and maintenance	63	14	77	66	16	82	(5)
Depreciation and amortization	12	5	17	13	4	17	—
Taxes, other than income taxes	14	7	21	11	4	15	6
Operating income	$55	$(7)	$48	$51	$(9)	$42	$6

Electric
O&R’s results of electric operations for the three months ended September 30, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015	Variation
Operating revenues	$213	$205	$8
Purchased power	69	64	5
Other operations and maintenance	63	66	(3)
Depreciation and amortization	12	13	(1)
Taxes, other than income taxes	14	11	3
Electric operating income	$55	$51	$4

O&R’s electric sales and deliveries for the three months ended September 30, 2016 compared with the 2015 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2016	September 30, 2015	Variation	Percent Variation		September 30, 2016	September 30, 2015	Variation	Percent Variation
Residential/Religious (b)	585	533	52	9.8%		$109	$99	$10	10.1%
Commercial/Industrial	216	220	(4)	(1.8)		35	35	—	—
Retail choice customers	925	926	(1)	(0.1)		70	69	1	1.4
Public authorities	31	28	3	10.7		2	3	(1)	(33.3)
Other operating revenues (c)	—	—	—	—		(3)	(1)	(2)	Large
Total	1,757	1,707	50	2.9%	(d)	$213	$205	$8	3.9%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plans.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 0.9 percent in the three months ended September 30, 2016 compared with the 2015 period.

Operating revenues increased $8 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to higher revenues from the electric rate plans ($6 million) and purchased power costs ($5 million).

Purchased power expenses increased $5 million in the three months ended September 30, 2016 compared with the 2015 period due to higher purchased volumes ($6 million), offset by lower unit costs ($1 million).

Other operations and maintenance expenses decreased $3 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to regulatory accounting effects of pension costs.

Depreciation and amortization decreased $1 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to lower average depreciation rates.

Taxes, other than income taxes increased $3 million in the three months ended September 30, 2016 compared with the 2015 period principally due to higher property taxes.

Gas
O&R’s results of gas operations for the three months ended September 30, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015	Variation
Operating revenues	$27	$24	$3
Gas purchased for resale	8	9	(1)
Other operations and maintenance	14	16	(2)
Depreciation and amortization	5	4	1
Taxes, other than income taxes	7	4	3
Gas operating income	$(7)	$(9)	$2

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2016 compared with the 2015 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2016	September 30, 2015	Variation	Percent Variation		September 30, 2016	September 30, 2015	Variation	Percent Variation
Residential	550	481	69	14.3%		$9	$7	$2	28.6%
General	177	120	57	47.5		2	1	1	Large
Firm transportation	884	980	(96)	(9.8)		8	8	—	—
Total firm sales and transportation	1,611	1,581	30	1.9	(b)	19	16	3	18.8
Interruptible sales	893	938	(45)	(4.8)		—	—	—	—
Generation plants	3	10	(7)	(70.0)		—	—	—	—
Other	70	70	—	—		—	—	—	—
Other gas revenues	—	—	—	—		8	8	—	—
Total	2,577	2,599	(22)	(0.8)%		$27	$24	$3	12.5%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes decreased 1.7 percent in the three months ended September 30, 2016 compared with 2015 period.

Operating revenues increased $3 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to higher revenues from the New York gas rate plan ($4 million), offset by a decrease in gas purchased for resale ($1 million).

Gas purchased for resale decreased $1 million in the three months ended September 30, 2016 compared with the 2015 period due to lower purchased volumes ($2 million), offset by higher unit costs ($1 million).

Other operations and maintenance expenses decreased $2 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to regulatory accounting effects of pension costs.

Depreciation and amortization increased $1 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $3 million in the three months ended September 30, 2016 compared with the 2015 period principally due to higher property taxes.

Other Income (Deductions)
Other income (deductions) increased $6 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to the impairment of certain assets held for sale in 2015 (see Note P to the Third Quarter Financial Statements).

Income Tax Expense
Income taxes increased $5 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to higher income before income tax expense.

Competitive Energy Businesses
The competitive energy businesses’ results of operations for the three months ended September 30, 2016 compared with the 2015 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015	Variation
Operating revenues	$350	$386	$(36)
Purchased power	234	270	(36)
Gas purchased for resale	39	25	14
Other operations and maintenance	40	37	3
Depreciation and amortization	11	6	5
Taxes, other than income taxes	5	5	—
Gain on sale of retail electric supply business	(104)	—	(104)
Operating income	$125	$43	$82

Operating revenues decreased $36 million in the three months ended September 30, 2016 compared with the 2015 period, due primarily to lower electric retail revenues due in part to the sale of the retail electric supply business (see Note P to the Third Quarter Financial Statements). Electric retail revenues decreased $71 million due to lower sales volume ($57 million) and unit prices ($14 million). Renewable revenues increased $15 million primarily due to an increase in renewable electric production projects in operation. Energy services revenues increased $9 million. Wholesale revenues increased $12 million due to higher sales volumes. Net mark-to-market values decreased $36 million, of which $35 million in losses are reflected in purchased power costs and $1 million in losses are reflected in revenues.

Purchased power expenses decreased $36 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to lower volumes ($51 million) and lower unit prices ($20 million), offset by changes in mark-to-market losses ($35 million).

Gas purchased for resale increased $14 million in the three months ended September 30, 2016 compared with the 2015 period due to higher sale volumes.

Other operations and maintenance expenses increased $3 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to an increase in energy services costs.

Depreciation and amortization increased $5 million in the three months ended September 30, 2016 compared with the 2015 period due an increase in solar electric production projects in operation during 2016.

Gain on sale of retail electric supply business was $104 million in the three months ended September 30, 2016 reflecting the sale of the competitive energy businesses' retail electric supply business (see Note P to the Third Quarter Financial Statements).

Other Income (Deductions)
Other income (deductions) increased $10 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to the gain related to the acquisition of a solar electric production investment (see Note P to the Third Quarter Financial Statements).

Net Interest Expense
Net interest expense increased $5 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to increased debt on solar projects.

Income Tax Expense
Income taxes increased $46 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to higher income before income tax expense ($35 million) and an adjustment to deferred state income taxes as a result of the sale of the retail electric supply business that increased the competitive energy businesses'

state apportionment factors on its cumulative temporary differences ($13 million), offset in part by higher renewable energy tax credits ($2 million).

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $20 million in the three months ended September 30, 2016 compared with the 2015 period due primarily to earnings from equity investments in 2016 (see Note P).

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
The Companies’ results of operations in 2016 compared with 2015 were:

	CECONY		O&R		Competitive Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(381)	(4.7)%	$(10)	(1.6)%	$(89)	(8.2)%	$—	—%	$1	50.0%	$(479)	(4.9)%
Purchased power	(207)	(14.5)	(15)	(8.9)	(136)	(16.7)	—	—	1	—	(357)	(14.9)
Fuel	(83)	(38.4)	—	—	—	—	—	—	—	—	(83)	(38.4)
Gas purchased for resale	(65)	(23.0)	(8)	(20.0)	(22)	(23.4)	—	—	—	—	(95)	(22.9)
Other operations and maintenance	(35)	(1.6)	(29)	(11.6)	26	26.5	1	—	(1)	(50.0)	(38)	(1.5)
Depreciation and amortization	52	6.7	(1)	(2.0)	14	87.5	—	—	—	—	65	7.7
Taxes, other than income taxes	47	3.4	14	30.4	2	14.3	—	—	1	—	64	4.4
Gain on sale of retail electric supply business	—	—	—	—	104	—	—	—	—	—	104	—
Operating income	(90)	(4.8)	29	34.1	131	Large	(1)	—	—	—	69	3.4
Other income less deductions	6	Large	5	Large	3	9.4	23	—	1	Large	38	Large
Net interest expense	16	3.7	1	3.7	18	Large	4	—	(8)	(42.1)	31	6.4
Income before income tax expense	(100)	(6.9)	33	61.1	116	Large	18	—	9	47.4	76	4.9
Income tax expense	(24)	(4.7)	13	68.4	51	Large	7	—	7	63.6	54	9.9
Net income	$(76)	(8.1)%	$20	57.1%	$65	Large	$11	—%	$2	25.0%	$22	2.2%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	For the Nine Months Ended September 30, 2016				For the Nine Months Ended September 30, 2015
(Millions of Dollars)	Electric	Gas	Steam	2016 Total	Electric	Gas	Steam	2015 Total	2016-2015 Variation
Operating revenues	$6,222	$1,113	$406	$7,741	$6,416	$1,177	$529	$8,122	$(381)
Purchased power	1,191	—	25	1,216	1,395	—	28	1,423	(207)
Fuel	81	—	52	133	96	—	120	216	(83)
Gas purchased for resale	—	217	—	217	—	282	—	282	(65)
Other operations and maintenance	1,659	307	139	2,105	1,677	323	140	2,140	(35)
Depreciation and amortization	645	118	62	825	610	105	58	773	52
Taxes, other than income taxes	1,159	198	89	1,446	1,127	189	83	1,399	47
Operating income	$1,487	$273	$39	$1,799	$1,511	$278	$100	$1,889	$(90)

Electric
CECONY’s results of electric operations for the nine months ended September 30, 2016 compared with the 2015 period is as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015	Variation
Operating revenues	$6,222	$6,416	$(194)
Purchased power	1,191	1,395	(204)
Fuel	81	96	(15)
Other operations and maintenance	1,659	1,677	(18)
Depreciation and amortization	645	610	35
Taxes, other than income taxes	1,159	1,127	32
Electric operating income	$1,487	$1,511	$(24)

CECONY’s electric sales and deliveries for the nine months ended September 30, 2016 compared with the 2015 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2016	September 30, 2015	Variation	Percent Variation		September 30, 2016	September 30, 2015	Variation	Percent Variation
Residential/Religious (b)	8,130	8,247	(117)	(1.4)%		$2,017	$2,198	$(181)	(8.2)%
Commercial/Industrial	7,220	7,375	(155)	(2.1)		1,381	1,549	(168)	(10.8)
Retail choice customers	20,404	20,339	65	0.3		2,114	2,102	12	0.6
NYPA, Municipal Agency and other sales	7,641	7,687	(46)	(0.6)		474	467	7	1.5
Other operating revenues (c)	—	—	—	—		236	100	136	Large
Total	43,395	43,648	(253)	(0.6)%	(d)	$6,222	$6,416	$(194)	(3.0)%

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

(d)
After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 0.5 percent in the nine months ended September 30, 2016 compared with the 2015 period.

Operating revenues decreased $194 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to lower purchased power costs ($204 million) and fuel expenses ($15 million), offset in part by changes in regulatory charges ($20 million).

Purchased power expenses decreased $204 million in the nine months ended September 30, 2016 compared with the 2015 period due to lower unit costs ($169 million) and purchased volumes ($35 million).

Fuel expenses decreased $15 million in the nine months ended September 30, 2016 compared with the 2015 period due to lower unit costs ($20 million), offset by higher sendout volumes from the company’s electric generating facilities ($5 million).

Other operations and maintenance expenses decreased $18 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($62 million), offset in part by higher costs for municipal infrastructure support ($15 million), emergency response ($13 million), stock-based compensation ($7 million) and injuries and damages ($6 million).

Depreciation and amortization increased $35 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $32 million in the nine months ended September 30, 2016 compared with the 2015 period principally due to higher property taxes ($47 million), offset in part by lower state and local taxes ($6 million), a favorable state audit settlement ($4 million) and lower sales and use tax reserve based on a favorable audit settlement ($3 million).

Gas
CECONY’s results of gas operations for the nine months ended September 30, 2016 compared with the 2015 period is as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015	Variation
Operating revenues	$1,113	$1,177	$(64)
Gas purchased for resale	217	282	(65)
Other operations and maintenance	307	323	(16)
Depreciation and amortization	118	105	13
Taxes, other than income taxes	198	189	9
Gas operating income	$273	$278	$(5)

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2016 compared with the 2015 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2016	September 30, 2015	Variation	Percent Variation		September 30, 2016	September 30, 2015	Variation	Percent Variation
Residential	35,565	39,010	(3,445)	(8.8)%		$506	$532	$(26)	(4.9)%
General	20,962	22,641	(1,679)	(7.4)		200	217	(17)	(7.8)
Firm transportation	51,333	57,578	(6,245)	(10.8)		332	342	(10)	(2.9)
Total firm sales and transportation	107,860	119,229	(11,369)	(9.5)	(b)	1,038	1,091	(53)	(4.9)
Interruptible sales (c)	7,587	5,933	1,654	27.9		29	45	(16)	(35.6)
NYPA	31,970	33,825	(1,855)	(5.5)		2	2	—	—
Generation plants	70,895	62,650	8,245	13.2		19	20	(1)	(5.0)
Other	16,442	16,285	157	1.0		25	21	4	19.0
Other operating revenues (d)	—	—	—	—		—	(2)	2	Large
Total	234,754	237,922	(3,168)	(1.3)%		$1,113	$1,177	$(64)	(5.4)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, principally billing days, firm gas sales and transportation volumes in the company’s service area increased 4.1 percent in the nine months ended September 30, 2016 compared with the 2015 period, reflecting primarily increased volumes attributable to additional customers that have converted from oil-to-gas as heating fuel for their buildings.

(c)	Includes 3,940 thousands and 1,809 thousands of Dt for the 2016 and 2015 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues decreased $64 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to lower gas purchased for resale expense ($65 million) and changes in regulatory charges ($17 million), offset in part by higher revenues from the gas rate plan ($26 million) reflecting primarily higher delivery volumes attributable to oil-to-gas conversions.

Gas purchased for resale decreased $65 million in the nine months ended September 30, 2016 compared with the 2015 period due to lower unit costs ($48 million) and sendout volumes ($17 million).

Other operations and maintenance expenses decreased $16 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($19 million), offset in part by higher costs for municipal infrastructure support ($5 million).

Depreciation and amortization increased $13 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $9 million in the nine months ended September 30, 2016 compared with the 2015 period principally due to higher property taxes ($12 million), offset in part by lower state and local taxes ($1 million).

Steam
CECONY’s results of steam operations for the nine months ended September 30, 2016 compared with the 2015 period is as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015	Variation
Operating revenues	$406	$529	$(123)
Purchased power	25	28	(3)
Fuel	52	120	(68)
Other operations and maintenance	139	140	(1)
Depreciation and amortization	62	58	4
Taxes, other than income taxes	89	83	6
Steam operating income	$39	$100	$(61)

CECONY’s steam sales and deliveries for the nine months ended September 30, 2016 compared with the 2015 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2016	September 30, 2015	Variation	Percent Variation		September 30, 2016	September 30, 2015	Variation	Percent Variation
General	345	460	(115)	(25.0)%		$18	$24	$(6)	(25.0)%
Apartment house	4,251	5,056	(805)	(15.9)		107	145	(38)	(26.2)
Annual power	10,640	12,593	(1,953)	(15.5)		284	379	(95)	(25.1)
Other operating revenues (a)	—	—	—	—		(3)	(19)	16	84.2%
Total	15,236	18,109	(2,873)	(15.9)%	(b)	$406	$529	$(123)	(23.3)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 0.5 percent in nine months ended September 30, 2016 compared with the 2015 period.

Operating revenues decreased $123 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to lower fuel expenses ($68 million), the weather impact on revenues ($59 million) and lower purchased power costs ($3 million), offset in part by higher revenues from the steam rate plan ($12 million).

Purchased power expenses decreased $3 million in the nine months ended September 30, 2016 compared with the 2015 period due to lower unit costs ($2 million) and purchased volumes ($1 million).

Fuel expenses decreased $68 million in the nine months ended September 30, 2016 compared with the 2015 period due to lower unit costs ($59 million) and sendout volumes from the company’s steam generating facilities ($9 million).

Other operations and maintenance expenses decreased $1 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($6 million), offset in part by higher costs for municipal infrastructure support ($6 million).

Depreciation and amortization increased $4 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to higher steam utility plant balances.

Taxes, other than income taxes increased $6 million in the nine months ended September 30, 2016 compared with the 2015 period principally due to higher property taxes ($9 million), offset in part by lower state and local taxes ($3 million).

Net Interest Expense
Net interest expense increased $16 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily higher long-term debt balances in the 2016 period.

Income Tax Expense
Income taxes decreased $24 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to lower income before income tax expense ($40 million), lower state income taxes ($10 million), a research and development tax credit ($14 million) and higher settlement payments related to injuries and damages ($4 million), offset in part by plant-related flow through items ($41 million) and an increase in uncertain tax positions ($3 million).

O&R

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
(Millions of Dollars)	Electric	Gas	2016 Total	Electric	Gas	2015 Total	2016-2015 Variation
Operating revenues	$497	$133	$630	$523	$117	$640	$(10)
Purchased power	154	—	154	169	—	169	(15)
Gas purchased for resale	—	32	32	—	40	40	(8)
Other operations and maintenance	180	40	220	198	51	249	(29)
Depreciation and amortization	37	13	50	38	13	51	(1)
Taxes, other than income taxes	40	20	60	33	13	46	14
Operating income	$86	$28	$114	$85	$0	$85	$29

Electric
O&R’s results of electric operations for the nine months ended September 30, 2016 compared with the 2015 period is as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015	Variation
Operating revenues	$497	$523	$(26)
Purchased power	154	169	(15)
Other operations and maintenance	180	198	(18)
Depreciation and amortization	37	38	(1)
Taxes, other than income taxes	40	33	7
Electric operating income	$86	$85	$1

O&R’s electric sales and deliveries for the nine months ended September 30, 2016 compared with the 2015 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2016	September 30, 2015	Variation	Percent Variation		September 30, 2016	September 30, 2015	Variation	Percent Variation
Residential/Religious (b)	1,307	1,278	29	2.3%		$240	$246	$(6)	(2.4)%
Commercial/Industrial	607	611	(4)	(0.7)		89	98	(9)	(9.2)
Retail choice customers	2,434	2,504	(70)	(2.8)		166	168	(2)	(1.2)
Public authorities	76	78	(2)	(2.6)		6	8	(2)	(25.0)
Other operating revenues (c)	—	—	—	—		(4)	3	(7)	Large
Total	4,424	4,471	(47)	(1.1)%	(d)	$497	$523	$(26)	(5.0)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plans.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 1.1 percent in the nine months ended September 30, 2016 compared with the 2015 period.

Operating revenues decreased $26 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to lower purchased power costs ($15 million) and revenues from the electric rate plans ($2 million).

Purchased power expenses decreased $15 million in the nine months ended September 30, 2016 compared with the 2015 period due to lower unit costs ($16 million), offset by lower purchased volumes ($1 million).

Other operations and maintenance expenses decreased $18 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to regulatory accounting effects of pension costs ($9 million), lower surcharges for assessments and fees that are collected in revenues from customers ($7 million) and operating costs ($3 million).

Depreciation and amortization decreased $1 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to lower average depreciation rates.

Taxes, other than income taxes increased $7 million in the nine months ended September 30, 2016 compared with the 2015 period principally due to higher property taxes.

Gas
O&R’s results of gas operations for the nine months ended September 30, 2016 compared with the 2015 period is as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015	Variation
Operating revenues	$133	$117	$16
Gas purchased for resale	32	40	(8)
Other operations and maintenance	40	51	(11)
Depreciation and amortization	13	13	—
Taxes, other than income taxes	20	13	7
Gas operating income	$28	$0	$28

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2016 compared with the 2015 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2016	September 30, 2015	Variation	Percent Variation		September 30, 2016	September 30, 2015	Variation	Percent Variation
Residential	5,266	5,789	(523)	(9.0)%		$55	$55	$—	—%
General	1,224	1,294	(70)	(5.4)		10	10	—	—
Firm transportation	7,188	9,012	(1,824)	(20.2)		49	51	(2)	(3.9)
Total firm sales and transportation	13,678	16,095	(2,417)	(15.0)	(b)	114	116	(2)	(1.7)
Interruptible sales	3,020	3,237	(217)	(6.7)		2	2	—	—
Generation plants	15	25	(10)	(40.0)		—	—	—	—
Other	583	674	(91)	(13.5)		—	—	—	—
Other gas revenues	—	—	—	—		17	(1)	18	Large
Total	17,296	20,031	(2,735)	(13.7)%		$133	$117	$16	13.7%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 2.3 percent in the nine months ended September 30, 2016 compared with 2015 period.

Operating revenues increased $16 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to the charge-off of certain regulatory assets in 2015 ($14 million) and higher revenues from the New York gas rate plan ($13 million), offset in part by a decrease in gas purchased for resale ($8 million).

Gas purchased for resale decreased $8 million in the nine months ended September 30, 2016 compared with the 2015 period due to lower purchased volumes ($11 million), offset by higher unit costs ($3 million).

Other operations and maintenance expenses decreased $11 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to regulatory accounting effects of pension costs ($10 million) and lower surcharges for assessments and fees that are collected in revenues from customers ($2 million).

Taxes, other than income taxes increased $7 million in the nine months ended September 30, 2016 compared with the 2015 period principally due to higher property taxes.

Other Income (Deductions)
Other income (deductions) increased $5 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to the impairment of certain assets held for sale in 2015 (see Note P to the Third Quarter Financial Statements).

Income Tax Expense
Income taxes increased $13 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to higher income before income tax expense ($13 million) and plant-related flow through items ($3 million), offset in part by lower state income taxes ($1 million) and lower reimbursement in insurance claims ($1 million).

Competitive Energy Businesses
The competitive energy businesses’ results of operations for the nine months ended September 30, 2016 compared with the 2015 period is as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015	Variation
Operating revenues	$998	$1,087	$(89)
Purchased power	676	812	(136)
Gas purchased for resale	72	94	(22)
Other operations and maintenance	124	98	26
Depreciation and amortization	30	16	14
Taxes, other than income taxes	16	14	2
Gain on sale of retail electric supply business	(104)	—	(104)
Operating income	$184	$53	$131

Operating revenues decreased $89 million in the nine months ended September 30, 2016 compared with the 2015 period, due primarily to lower electric retail revenues due in part to the sale of the retail electric supply business (see Note P to the Third Quarter Financial Statements). Electric retail revenues decreased $135 million due to lower unit prices ($98 million) and lower sales volume ($37 million). Wholesale revenues decreased $25 million due to lower sales volumes. Renewable revenues increased $40 million primarily due to an increase in renewable electric production projects in operation. Energy services revenues increased $31 million.

Purchased power expenses decreased $136 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to lower unit prices ($85 million), lower volumes ($46 million) and changes in mark-to-market gains ($5 million).

Gas purchased for resale decreased $22 million in the nine months ended September 30, 2016 compared with the 2015 period due to lower sales volumes.

Other operations and maintenance expenses increased $26 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to an increase in energy services costs.

Depreciation and amortization increased $14 million in the nine months ended September 30, 2016 compared with the 2015 period due an increase in solar electric production projects in operation during 2016.

Gain on sale of retail electric supply business was $104 million in the nine months ended September 30, 2016 reflecting the sale of the competitive energy businesses' retail electric supply business (see Note P to the Third Quarter Financial Statements).

Other Income (Deductions)
Other income (deductions) increased $3 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to the earnings from equity investments.

Net Interest Expense
Net interest expense increased $18 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to increased debt on solar electric production projects.

Income Tax Expense
Income taxes increased $51 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to higher income before income tax expense ($46 million) and an adjustment to deferred state income taxes as a result of the sale of the retail electric supply business that increased the competitive energy businesses' state apportionment factors on its cumulative temporary differences ($13 million), offset in part by higher renewable energy tax credits ($7 million).

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $23 million in the nine months ended September 30, 2016 compared with the 2015 period due primarily to earnings from the equity investments in 2016 (see Note P).

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	For the Nine Months Ended September 30,
	Con Edison			CECONY
(Millions of Dollars)	2016	2015	Variation	2016	2015	Variation
Operating activities	$2,336	$2,199	$137	$2,017	$1,802	$215
Investing activities	(3,717)	(2,687)	(1,030)	(1,943)	(1,900)	(43)
Financing activities	583	(118)	701	(891)	(496)	(395)
Net change for the period	(798)	(606)	(192)	(817)	(594)	(223)
Balance at beginning of period	944	699	245	843	645	198
Balance at end of period	146	93	53	26	51	(25)
Less: Change in cash balances held for sale	(4)	2	(6)	—	—	—
Balance at end of period excluding held for sale	$150	$91	$59	$26	$51	$(25)

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

Net cash flows from operating activities for the nine months ended September 30, 2016 for Con Edison and CECONY were $137 million and $215 million higher, respectively, than in the 2015 period. The change in net cash flows for Con Edison and CECONY reflects primarily the income taxes paid, net of refunds received in the 2016 period as compared with the 2015 period ($137 million and $273 million, respectively). The amount and timing of income tax payments and refunds reflect, among other things, the extension of bonus depreciation tax provisions.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $1,030 million and $43 million higher, respectively, for the nine months ended September 30, 2016 compared with the 2015 period. The change for Con Edison reflects primarily increased investments in/acquisitions of renewable electric production and electric and gas transmission projects ($995 million), increased utility construction expenditures in 2016 ($219 million) and increased non-utility construction expenditures related to development of renewable electric production projects ($70 million), offset in part by the proceeds from the sale of assets ($250 million). In addition, the change for CECONY reflects primarily increased utility construction expenditures in 2016 ($200 million), offset in part by the proceeds from the transfer of assets to NY Transco ($122 million).

Cash Flows From/(Used In) Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $701 million higher and $395 million lower, respectively, in the nine months ended September 30, 2016 compared with the 2015 period.

In June 2016, Con Edison borrowed $400 million pursuant to a credit agreement with a syndicate of banks. The borrowing matures in 2018 and bears interest at a LIBOR plus margin of 1.00 percent.

In May 2016, Con Edison issued approximately 10 million common shares resulting in net proceeds, after issuance expenses, of $702 million and $500 million aggregate principal amount of 2.00 percent debentures, due 2021, the net proceeds from the sale of which were used in connection with the acquisition by a CET Gas subsidiary of a 50 percent equity interest in a gas pipeline and storage joint venture (see "Con Edison Transmission", below) and for general corporate purposes.

In June 2016, CECONY issued $550 million of 3.85 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In September 2016, CECONY redeemed at maturity $400 million of 5.50 percent 10-year debentures.

In June 2016, a Con Edison Solutions subsidiary borrowed $2 million pursuant to a loan agreement with a New Jersey utility. The borrowing matures in 2026, bears interest of 11.18 percent and may be repaid in cash or project Solar Renewable Energy Certificates. In May 2016, a Con Edison Development subsidiary issued $95 million aggregate principal amount of 4.07 percent senior notes, due 2036, secured by the company's California Holdings 3 solar project. In February 2016, a Con Edison Development subsidiary issued $218 million aggregate principal amount of 4.21 percent senior notes, due 2041, secured by the company's Texas Solar 7 solar project. In June 2015, a Con Edison Development subsidiary issued $118 million aggregate principal amount of 3.94 percent senior notes, due 2036, secured by four of the company's solar projects.

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

Cash flows used in financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at September 30, 2016 and 2015 and the average daily balances for the nine months ended September 30, 2016 and 2015 for Con Edison and CECONY were as follows:

	2016		2015
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30,	Daily average	Outstanding at September 30,	Daily average
Con Edison	$601	$813	$1,160	$765
CECONY	$480	$385	$649	$367
Weighted average yield	0.7%	0.6%	0.3%	0.4%

Capital Requirements and Resources
Con Edison has increased its estimates for capital requirements for 2016 from $4,892 million to $6,117 million. The increase reflects the $975 million purchase of a 50 percent equity interest in a gas pipeline and storage joint venture. See “Con Edison Transmission,” below. The increase also reflects increased estimates of capital expenditures by its competitive energy businesses from $985 million to $1,235 million to reflect additional renewable energy project development. See "Con Edison Development," below. The company plans to meet its 2016 capital requirements, including for maturing securities, through internally-generated funds and the issuance of securities. See "Cash Flows From/(Used In) Financing Activities," above. In September 2016, O&R agreed to issue and sell for delivery in December 2016 $75 million aggregate principal amount of 3.88 percent debentures, due 2046. CECONY plans to issue up to $750 million of long-term debt later in 2016.

Con Edison has also increased its estimates of capital expenditures by its competitive energy businesses from $360 million to $400 million for both 2017 and 2018 to reflect additional renewable energy project development.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine months ended September 30, 2016 and 2015 and the twelve months ended December 31, 2015 was:

	Ratio of Earnings to Fixed Charges
	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015	For the Twelve Months Ended December 31, 2015
Con Edison	4.0	3.9	3.5
CECONY	3.8	4.1	3.6

For each of the Companies, the common equity ratio at September 30, 2016 and December 31, 2015 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2016	December 31, 2015
Con Edison	50.9	52.1
CECONY	51.0	51.4

Contractual Obligations
Con Edison’s obligations to make payments pursuant to contracts increased to $38,611 million at September 30, 2016 from $34,884 million at December 31, 2015 due primarily to increases in the company’s long-term debt ($1,358 million, including $150 million for CECONY, see "Cash Flows From/(Used In) Financing Activities," above) and interest on long-term debt ($891 million, including $704 million for CECONY). The change also reflects increases in obligations under natural gas supply, transportation and storage contracts ($1,862 million, including $1,577 million for CECONY). In addition, in October 2016, CECONY's obligations increased by $878 million reflecting the estimated aggregate annual amounts payable under the twenty-year renewal of the New York City revocable consent for the use of streets and public places for installation and operation of transformers and associated vaults and equipment.

Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at September 30, 2016, compared with December 31, 2015.

	Con Edison	CECONY
(Millions of Dollars)	2016 vs. 2015 Variation	2016 vs. 2015 Variation
Assets
Investments	$1,047	$32
Prepayments	403	351
Regulatory asset — Unrecognized pension and other postretirement costs	(507)	(477)
Income taxes receivable	(100)	—
Liabilities
Deferred income taxes and investment tax credits	$618	$717
Pension and retiree benefits	(714)	(670)

Investments
The increase in investments for Con Edison reflects the purchase of a 50 percent equity interest in a natural gas pipeline and storage joint venture. See “Con Edison Transmission,” below and Note P to the Third Quarter Financial Statements.

Prepayments
The increase in prepayments for Con Edison and CECONY reflects primarily the portion allocable to the 2016 fourth quarter of CECONY's July 2016 payment of its New York City semi-annual property taxes.

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

Deferred Income Taxes and Investment Tax Credits
The increase in the liability for deferred income taxes and investment tax credits for Con Edison and CECONY reflects primarily bonus depreciation in 2016, partially offset by the increase in deferred income tax assets associated with the federal tax attribute carryforwards related to the net operating loss and general business tax credits.

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

For certain information about the Utilities' rate plans and other regulatory matters affecting the Companies, see Note B to the Third Quarter Financial Statements.

Con Edison Development
The following table provides information about the renewable electric production projects Con Edison Development owned at September 30, 2016:

Project Name	Production Technology	Generating Capacity (a) (MW AC)	Power Purchase Agreement Term (in Years)	Actual/Expected In-Service Date	Location
Wholly owned projects
Pilesgrove (c)	Solar	18	n/a (b)	2011	New Jersey
Flemington Solar	Solar	8	n/a (b)	2011	New Jersey
Frenchtown I, II and III	Solar	14	n/a (b)	2011-13	New Jersey
PA Solar	Solar	10	n/a (b)	2012	Pennsylvania
California Solar 2	Solar	80	20	2014-16	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	6	25	2015	Texas
Texas Solar 5	Solar	95	25	2015	Texas
Campbell County Wind	Wind	95	30	2015	South Dakota
Texas Solar 7 (c)	Solar	106	25	2016	Texas
Projects of less than 5 MW	Solar	20	Various (b)	Various	Various
Jointly owned projects (d)
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2	Solar	75	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	38	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW (AC) in Operation		883
California Solar 3	Solar	110	20	2016	California
Upton County	Solar	150	25	2017	Texas
Panoche Valley (d)	Solar	120	20	2019	California
Total MW (AC) in Construction		380
Total MW (AC), All Projects		1,263 (e)

(a)	Represents Con Edison Development’s ownership interest in the project.

(b)	New Jersey, Pennsylvania and Massachusetts assets have 3-4 year Solar Renewable Energy Credit hedges in place.

(c)	See Note P to the Third Quarter Financial Statements.

(d)	See Note M to the Third Quarter Financial Statements.

(e)	Additionally, in October 2015, Con Edison Development purchased Lost Hills, which is developing but has not started constructing, a 20 MW (AC) solar electric production project in California.

Con Edison Transmission
CET Electric
In March 2016, the Federal Energy Regulatory Commission approved a November 2015 settlement agreement applicable to three transmission projects that the NYSPSC approved in October 2013 in its proceeding to address potential needs that could arise should the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) no longer be able to operate. CECONY developed and, in May 2016, transferred two of the projects to New York Transco LLC. See Note P to the Third Quarter Financial Statements. The settlement agreement, among other things, provides for a 10 percent return on common equity (and/or 9.5 percent for capital costs in excess of $228 million incurred for initial commercial operation), a maximum common equity ratio of 53 percent and allocation of 63 percent of the costs of the projects to load serving entities in the CECONY and O&R service areas.

CET Gas
In April 2016, a CET Gas subsidiary agreed with a subsidiary of Crestwood Equity Partners LP to form a joint venture to own, operate and further develop a gas pipeline and storage business located in northern Pennsylvania and southern New York. In June 2016, the transaction was substantially completed. See Note P to the Third Quarter Financial Statements.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at September 30, 2016, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $2 million. Under CECONY’s current gas, steam and electric rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note K to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2016, a 10 percent decline in market prices would result in a decline in fair value of $61 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $54 million is for CECONY and $7 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level and compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	September 30, 2016	December 31, 2015
	(Millions of Dollars)
Average for the period	$2	$1
High	4	2
Low	1	—

Credit Risk
The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. See Note K to the Third Quarter Financial Statements.

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 55 to 65 percent equities and 35 to 45 percent fixed income and other securities. At September 30, 2016, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.

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

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits
Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2016 and 2015, and the 12-month period ended December 31, 2015.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2016 and 2015, and the 12-month period ended December 31, 2015.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: November 3, 2016	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer