Form 10-K
period 2016-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2017-02-16
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2016, was approximately $24.5 billion.
As of January 31, 2017, Con Edison had outstanding 305,059,148 Common Shares ($.10 par value).
All of the outstanding common equity of CECONY is held by Con Edison.
Documents Incorporated By Reference
Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 15, 2017, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2016, is incorporated in Part III of this report.

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

Glossary of Terms
The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U. S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AFUDC	Allowance for funds used during construction
AMI	Advanced metering infrastructure
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
EGWP	Employer Group Waiver Plan
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

Introduction
This introduction contains certain information about Con Edison and its subsidiaries, including CECONY. This introduction is not a summary and should be read together with, and is qualified in its entirety by reference to, the more detailed information appearing elsewhere or incorporated by reference in this report.
Con Edison’s mission is to provide energy services to our customers safely, reliably, efficiently and in an environmentally sound manner; to provide a workplace that allows employees to realize their full potential; to provide a fair return to our investors; and to improve the quality of life in the communities we serve.
Con Edison is a holding company that owns:

•	Consolidated Edison Company of New York, Inc. (CECONY), which delivers electricity, natural gas and steam to customers in New York City and Westchester County;

•
Orange & Rockland Utilities, Inc. (O&R), which together with its subsidiary, Rockland Electric Company, delivers electricity and natural gas to customers primarily located in southeastern New York State and northern New Jersey (O&R, together with CECONY referred to as the Utilities);

•
Con Edison Clean Energy Businesses, Inc., which through its subsidiaries develops, owns and operates renewable and energy infrastructure projects and provide energy-related products and services to wholesale and retail customers (Con Edison Clean Energy Businesses, Inc., together with its subsidiaries referred to as the Clean Energy Businesses); and

•
Con Edison Transmission, Inc., which through its subsidiaries invests in electric and gas transmission projects (Con Edison Transmission, Inc., together with its subsidiaries referred to as Con Edison Transmission).

Con Edison anticipates that the Utilities, which are subject to extensive regulation, will continue to provide substantially all of its earnings over the next few years. The Utilities have approved rate plans that are generally designed to cover each company’s cost of service, including capital and other costs of each company’s energy delivery systems. The Utilities recover from their full-service customers (who purchase electricity from them), generally on a current basis, the cost the Utilities pay for energy and charge all of their customers the cost of delivery service.

Selected Financial Data
Con Edison

	For the Year Ended December 31,
(Millions of Dollars, except per share amounts)	2012	2013		2014		2015		2016
Operating revenues	$12,188	$12,354		$12,919		$12,554		$12,075
Energy costs	3,887	4,054		4,513		3,716		3,088
Operating income	2,339	2,244		2,209		2,427		2,575
Net income	1,141	1,062	(a)	1,092		1,193		1,245
Total assets (f)(g)	40,845	40,451	(b)	44,071	(c)	45,642	(d)	48,255	(e)
Long-term debt (f)	9,994	10,415		11,546		12,006		14,735
Total equity	11,869	12,245		12,585		13,061		14,306
Net Income per common share – basic	$3.88	$3.62		$3.73		$4.07		$4.15
Net Income per common share – diluted	$3.86	$3.61		$3.71		$4.05		$4.12
Dividends declared per common share	$2.42	$2.46		$2.52		$2.60		$2.68
Book value per share	$40.53	$41.81		$42.97		$44.50		$46.91
Average common shares outstanding (millions)	293	293		293		293		300
Stock price low	$53.63	$54.33		$52.23		$56.86		$63.47
Stock price high	$65.98	$63.66		$68.92		$72.25		$81.88

(a)	Reflects a charge to earnings of $95 million (after taxes of $63 million) relating to the lease in/lease out (LILO) transactions that were terminated in 2013.

(b)
Reflects a $2,947 million decrease in regulatory assets for unrecognized pension and other postretirement costs offset by an increase of $1,497 million, $280 million, $257 million and $223 million in net plant, cash, special deposits and regulatory assets for future income tax, respectively.

(c)
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

(e)
Reflects a $3,007 million increase in net plant offset by a $1,002 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E and F to the financial statements in Item 8.

(f)
Reflects $68 million, $74 million and $85 million in 2012, 2013 and 2014, respectively, related to the adoption of Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

(g)
Reflects $296 million, $122 million and $152 million in 2012, 2013, 2014, respectively, related to the adoption of ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”

CECONY

	For the Year Ended December 31,
(Millions of Dollars)	2012	2013		2014		2015		2016
Operating revenues	$10,187	$10,430		$10,786		$10,328		$10,165
Energy costs	2,665	2,873		2,985		2,304		2,059
Operating income	2,093	2,060		2,139		2,247		2,262
Net income	1,014	1,020		1,058		1,084		1,056
Total assets (e)(f)	36,630	36,095	(a)	39,443	(b)	40,230	(c)	40,856	(d)
Long-term debt (e)	9,083	9,303		10,788		10,787		12,073
Shareholder’s equity	10,552	10,847		11,188		11,415		11,829

(a)
Reflects a $2,797 million decrease in regulatory assets for unrecognized pension and other postretirement costs offset by an increase of $1,405 million, $280 million, $215 million and $199 million in net plant, cash, regulatory assets for environmental remediation costs and regulatory assets for future income tax, respectively.

(b)
Reflects a $1,999 million increase in regulatory assets for unrecognized pension and other postretirement costs and a $1,440 million increase in net plant. See Notes B, E and F to the financial statements in Item 8.

(c)
Reflects a $1,725 million increase in net plant and a $912 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E and F to the financial statements in Item 8.

(d)
Reflects a $1,804 million increase in net plant and a $967 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E and F to the financial statements in Item 8.

(e)
Reflects $62 million, $63 million and $76 million in 2012, 2013 and 2014, respectively, related to the adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

(f)
Reflects $193 million, $100 million and $118 million in 2012, 2013 and 2014, respectively, related to the adoption of ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”

Significant 2016 Developments and Outlook

•
Con Edison reported 2016 net income of $1,245 million or $4.15 a share compared with $1,193 million or $4.07 a share in 2015. Adjusted earnings were $1,198 million or $3.99 a share in 2016 compared with $1,196 million or $4.08 a share in 2015. See “Results of Operations” in Item 7 and “Non-GAAP Financial Measure” below.

•
In 2016, the Utilities invested $2,922 million to upgrade and reinforce their energy delivery systems, Con Edison Transmission invested $1,078 million in electric transmission and gas pipeline and storage businesses and the Clean Energy Businesses invested $1,235 million primarily in renewable electric production projects. See "Capital Requirements and Resources" in Item 1 and Note U to the financial statements in Item 8.

•
In 2017, the Utilities expect to invest $3,154 million for their energy delivery systems, Con Edison Transmission expects to invest $90 million in gas pipeline and storage businesses and the Clean Energy Businesses expect to invest $450 million in renewable electric production projects. Con Edison plans to meet its 2017 capital requirements through internally-generated funds and the issuance of securities. The company’s plans include the issuance of between $1,000 million and $1,800 million of long-term debt, most of which would be at the Utilities, and the issuance of additional debt secured by its renewable electric production projects. The company’s plans also include the issuance of up to $350 million of common equity in addition to equity under its dividend reinvestment, employee stock purchase and long term incentive plans. See “Capital Requirements and Resources” in Item 1.

•
In 2016, the Clean Energy Businesses sold their retail electric supply business and O&R sold its Pennsylvania utility subsidiary for aggregate cash consideration of $250 million. See Note U to the financial statements in Item 8.

•
CECONY forecasts average annual growth in peak demand in its service area at design conditions over the next five years for electric and gas to be approximately 0.2 percent and 2.3 percent, respectively, and average annual decrease in steam peak demand in its service area at design conditions over the next five years to be approximately 0.7 percent. O&R forecasts average annual decrease in electric peak demand in its service area at design conditions over the next five years to be approximately 0.1 percent and average annual growth in gas peak demand in its service area over the next five years at design conditions to be approximately 0.2 percent. See “The Utilities” in Item 1.

•
In 2016, the New York State Public Service Commission (NYSPSC) continued its Reforming the Energy Vision (REV) proceeding to improve system efficiency and reliability, encourage renewable energy and distributed energy resources and empower customer choice. The NYSPSC, among other things, issued orders adopting a ratemaking and utility revenue framework and a clean energy standard and an order approving CECONY’s advanced metering infrastructure (AMI) plan for the company’s electric and gas businesses. See “Utility Regulation - State Utility Regulation - Reforming the Energy Vision” in Item 1.

•
In 2016, the NYSPSC continued its proceeding to investigate the practices of qualifying persons to perform plastic fusions on gas facilities and its review of a March 2014 explosion and fire in which eight people died and more than 50 people were injured. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to these matters. Pursuant to the settlement agreement, the company will not recover from customers $126 million of costs it incurred for gas emergency response activities in 2014, 2015 and 2016 in excess of amounts reflected in its gas rate plan for those years. At December 31, 2016, the company had not deferred any such incremental costs as a regulatory asset. In addition, the company will provide $27 million of future benefits to customers. At December 31, 2016, the company had accrued a regulatory liability for these future benefits. See “Other Regulatory Matters” in Note B and “Manhattan Explosion and Fire” in Note H to the financial statements in Item 8.

•
In January 2017, the NYSPSC approved a September 2016 Joint Proposal among CECONY, the NYSPSC staff and other parties for CECONY electric and gas rate plans for the three-year period January 2017 through December 2019. See “Rate Plans” in Note B to the financial statements in Item 8.

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
The "About Us - Corporate Governance" section of Con Edison’s website includes the company’s Standards of Business Conduct (its code of ethics) and amendments or waivers of the standards for executive officers or directors, corporate governance guidelines and the charters of the following committees of the company’s Board of Directors: Audit Committee, Management Development and Compensation Committee, and Corporate Governance and Nominating Committee. This information is available in print to any shareholder who requests it. Requests should be directed to: Corporate Secretary, Consolidated Edison, Inc., 4 Irving Place, New York, NY 10003.
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

Non-GAAP Financial Measure
Adjusted earnings is a financial measure that is not determined in accordance with generally accepted accounting principles in the United States of America (GAAP). This non-GAAP financial measure should not be considered as an alternative to net income, which is an indicator of financial performance determined in accordance with GAAP. Adjusted earnings excludes from net income the net mark-to-market changes in the fair value of the derivative instruments the Clean Energy Businesses use to economically hedge market price fluctuations in related underlying physical transactions for the purchase or sale of electricity and gas. Adjusted earnings may also exclude from net income certain other items that the company does not consider indicative of its ongoing financial performance. Management uses this non-GAAP financial measure to facilitate the analysis of the company's financial performance as compared to its internal budgets and previous financial results. Management also uses this non-GAAP financial measure to communicate to investors and others the company’s expectations regarding its future earnings and dividends on its common stock. Management believes that this non-GAAP financial measure also is useful and meaningful to investors to facilitate their analysis of the company's financial performance. The following table is a reconciliation of Con Edison’s reported net income to adjusted earnings and reported earnings per share to adjusted earnings per share.

(Millions of Dollars, except per share amounts)	2012	2013	2014	2015	2016
Reported net income – GAAP basis	$1,138	$1,062	$1,092	$1,193	$1,245
Gain on sale of the Clean Energy Businesses' retail electric supply business (a)	—	—	—	—	(56)
Goodwill impairment related to the Clean Energy Businesses' energy service business (b)	—	—	—	—	12
Impairment of assets held for sale (c)	—	—	—	3	—
Gain on sale of solar electric production projects (d)	—	—	(26)	—	—
Loss from LILO transactions (e)	—	95	1	—	—
Net mark-to-market effects of the Clean Energy Businesses (f)	(40)	(45)	73	—	(3)
Adjusted earnings	$1,098	$1,112	$1,140	$1,196	$1,198
Reported earnings per share – GAAP basis (basic)	$3.88	$3.62	$3.73	$4.07	$4.15
Gain on sale of the Clean Energy Businesses' retail electric supply business	—	—	—	—	(0.19)
Goodwill impairment related to the Clean Energy Businesses' energy service business	—	—	—	—	0.04
Impairment of assets held for sale	—	—	—	0.01	—
Gain on sale of solar electric production projects	—	—	(0.09)	—	—
Loss from LILO transactions	—	0.32	—	—	—
Net mark-to-market effects of the Clean Energy Businesses	(0.13)	(0.14)	0.25	—	(0.01)
Adjusted earnings per share	$3.75	$3.80	$3.89	$4.08	$3.99

(a)	After taxes of $(48) million, which includes an adjustment for the apportionment of state income taxes. See Note U to the financial statements in Item 8.

(b)	After taxes of $3 million. See Note K to the financial statements in Item 8.

(c)	After taxes of $2 million, recorded related to Pike County Light & Power Company, which O&R sold in 2016. See Note U to the financial statements in Item 8.

(d)	After taxes of $(19) million.

(e)
In 2013, a court disallowed tax losses claimed by Con Edison relating to Con Edison Development’s Lease In/Lease Out (LILO) transactions and the company subsequently terminated the transactions, resulting in a charge to earnings of $95 million (after taxes of $63 million). In 2014, adjustments were made to taxes and accrued interest.

(f)	After taxes of $(29) million, $(30) million and $55 million for the years ended December 31, 2012 through 2014. After taxes of $(2) million for the year ended December 31, 2016.

Item 1:    Business

Incorporation By Reference
Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

PART I

Item 1:    Business

Overview
Consolidated Edison, Inc. (Con Edison), incorporated in New York State in 1997, is a holding company that owns all of the outstanding common stock of Consolidated Edison Company of New York, Inc. (CECONY), Orange and Rockland Utilities, Inc. (O&R), Con Edison Clean Energy Businesses, Inc. and Con Edison Transmission, Inc. As used in this report, the term the “Companies” refers to Con Edison and CECONY.
Con Edison’s principal business operations are those of CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The Clean Energy Businesses develop, own and operate renewable and energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. Con Edison Transmission invests in electric transmission facilities and gas pipeline and storage facilities.
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

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 19,979 MMlb of steam annually to approximately 1,649 customers in parts of Manhattan.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

Sale of Pike County Light & Power Company (Pike)
In August 2016, O&R sold its Pennsylvania subsidiary, Pike, to Corning Natural Gas Holding Corporation (see Note U to the financial statements in Item 8).

Clean Energy Businesses
Con Edison formed Con Edison Clean Energy Businesses, Inc. and, in December 2016, transferred to it three wholly-owned subsidiaries: Consolidated Edison Development, Inc. (Con Edison Development), Consolidated Edison Energy, Inc. (Con Edison Energy) and Consolidated Edison Solutions, Inc. (Con Edison Solutions). Con Edison Clean Energy Businesses, Inc., together with these subsidiaries (which were formerly referred to as the competitive energy businesses), are referred to in this report as the Clean Energy Businesses.

Sale of the Retail Electric Supply Business
In September 2016, Con Edison sold the retail electric supply business of its Clean Energy Businesses to a subsidiary of Exelon Corporation (see Note U to the financial statements in Item 8).

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas, which was formerly named Con Edison Gas Midstream, LLC). CET Electric, which was formed in 2014, is investing in a company that owns electric transmission assets in New York. CET Gas, which was formed in 2016, owns, through a subsidiary, a 50 percent equity interest in a joint venture that owns, operates and will further develop an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. In addition, CET Gas owns a 12.5 percent equity interest in a company developing a proposed gas transmission project in West Virginia and Virginia. See “Con Edison Transmission,” below. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Utility Regulation
State Utility Regulation
Regulators
The Utilities are subject to regulation by the NYSPSC, which under the New York Public Service Law, is authorized to set the terms of service and the rates the Utilities charge for providing service in New York. See “Rate Plans,” below and in Note B to the financial statements in Item 8. The NYSPSC also approves the issuance of the Utilities’ securities. See “Capital Resources,” below. The NYSPSC exercises jurisdiction over the siting of the Utilities’ electric transmission lines (see “Con Edison Transmission,” below) and approves mergers or other business combinations involving New York utilities. In addition, the NYSPSC has the authority to impose penalties on utilities, which could be substantial, for violating state utility laws and regulations and its orders. See “Other Regulatory Matters” in Note B to the financial statements in Item 8. O&R’s New Jersey subsidiary, RECO, is subject to similar regulation by the New Jersey Board of Public Utilities (NJBPU). The NYSPSC, together with the NJBPU, are referred to herein as state utility regulators.
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

New York Utility Industry
Restructuring in the 1990s
In the 1990s, the NYSPSC restructured the electric utility industry in the state. In accordance with NYSPSC orders, the Utilities sold all of their electric generating facilities other than those that also produce steam for CECONY’s steam business (see Electric Operations – Electric Facilities below) and provided all of their customers the choice to buy electricity or gas from the Utilities or other suppliers (see Electric Operations – Electric Sales and Deliveries and Gas Operations – Gas Sales and Deliveries below). In 2016, 65 percent of the electricity and 29 percent of the gas CECONY delivered to its customers, and 59 percent of the electricity and 42 percent of the gas O&R delivered to its customers, was purchased by the customers from other suppliers. In addition, the Utilities no longer control and operate their bulk power electric transmission facilities. See “New York Independent System Operator (NYISO),” below.
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
In February 2015, the NYSPSC issued an order in its REV proceeding in which, among other things, the NYSPSC:

•
ordered CECONY, O&R and the other electric utilities to file distributed system implementation plans (DSIPs) pursuant to which the utilities, under the NYSPSC’s authority and supervision, would serve as distributed system platforms to optimize the use of DER;

•
indicated that the utilities will be allowed to own DER only under limited circumstances, and that utility affiliate ownership of DER within the utility’s service territory will require market power protections;

•	ordered the utilities to file energy efficiency plans (see “Environmental Matters - Climate Change," below);

•	instituted a separate proceeding to consider large-scale renewable generation;

•	required the utilities to file demonstration projects for approval by NYSPSC staff; and

•	indicated that the design and implementation of the reformed energy system will occur over a period of years.

In June 2015, the New York State Energy Research and Development Authority (NYSERDA) submitted a report in the large-scale renewable generation proceeding. The report included program design principles and strategies. The NYSPSC requested comments on, among other things: customer funding mechanisms; utility-backed power purchase agreements; financing options; and utility-owned generation. In December 2015, the Governor of New York directed the NYSPSC to establish a clean energy standard to mandate achievement by 2030 of the State Energy Plan’s goals of 50 percent of the State’s electricity being provided from renewable resources and reducing carbon emissions by 40 percent (see “Environmental Matters - Climate Change,” below) and to support the continued operation of upstate nuclear plants. In August 2016, the NYSPSC issued an order adopting a clean energy standard that includes renewable energy credit (REC) and zero-emissions credit (ZEC) requirements. Beginning in 2017, load serving entities (LSEs), including CECONY and O&R for their full-service customers, will be required to obtain RECs and ZECs in amounts determined by the NYSPSC. LSEs may satisfy their REC obligation by either purchasing RECs acquired through central procurement by NYSERDA, by self-supply through direct purchase of tradable RECs, or by making alternative compliance payments. LSEs will purchase ZECs from NYSERDA at prices determined by the NYSPSC. The order establishes an annual NYSPSC staff review and triennial NYSPSC review of the clean energy standard. Citing the risks that utility-backed power purchase agreements could impose on customers and utilities, the August 2016 order rejected requiring utilities to sign such agreements. The August 2016 order also did not authorize utility-owned renewable generation, stating a concern that allowing utilities to own renewable generation could result in reduced competition and higher costs.

In July 2015, the NYSPSC staff issued a white paper on ratemaking and utility business models in the REV proceeding. The NYSPSC staff indicated that the proposals included in the white paper reflect the following foundational principles: align earning opportunities with customer value; maintain flexibility; provide accurate and appropriate value signals; maintain a sound electric industry; shift balance of regulatory incentives to market incentives; and achieve public policy objectives. In May 2016, the NYSPSC issued an order adopting a ratemaking and utility revenue framework. The order indicated that utilities will have four ways of achieving earnings: traditional cost-of-service earnings; earnings tied to achievement of alternatives that reduce utility capital spending and provide definitive consumer benefit; earnings from market-facing platform activities; and earnings from transitional outcome-based performance measures. The order also indicated, among other things, that existing measures for negative revenue adjustments for utility failure to meet basic service standards should generally be retained and net utility plant reconciliations should be modified to encourage cost-effective DER as an alternative to utility capital investment. The order directed each utility to file a system efficiency proposal; an interconnection survey process and proposed earnings adjustment mechanism; a progress report on aggregated data reporting automation; an aggregated data privacy policy statement; revisions to standby service tariffs and cost allocation matrix; one or more smart home rate demonstration proposals; and revisions to voluntary time of use rates and promotion and education tools.

In November 2015, CECONY submitted to the NYSPSC an update to the company’s advanced metering infrastructure (AMI) plan for its electric and gas delivery businesses. The plan addresses AMI’s financial, operational and environmental benefits to customers and how AMI supports the REV proceeding’s objectives. In March 2016, the NYSPSC issued an order approving CECONY’s AMI plan, subject to a cap on capital expenditures of $1,285 million. AMI components include smart meters, a communication network, information technology systems and business applications. The plan provides for full deployment of AMI to CECONY’s customers to be implemented over a six-year period. During 2016, CECONY, at the NYSPSC’s direction, submitted a customer engagement plan, an update to the company’s benefit cost analysis and metrics that the NYSPSC can use to monitor the success of the project. O&R’s electric and gas rate plans authorize aggregate capital expenditures of approximately $24 million to begin AMI implementation for the company’s customers. In February 2017, O&R submitted to the NYSPSC a request to expend an additional approximately $74 million to expand the scope of the company’s AMI implementation to all of its New York customers.

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

In June 2016, CECONY and O&R each filed initial DSIPs and benefit-cost handbooks with the NYSPSC, pursuant to which the companies provided additional system and planning information for third-party developers to facilitate the integration of DER in the distributed system platform. In November 2016, CECONY and O&R, with the other state electric utilities, filed a joint supplemental DSIP with the NYSPSC, pursuant to which the companies expanded on the initial DSIPs to address the tools, processes and protocols to be developed jointly to operate the grid to manage DER and support a retail market. The Utilities plan to develop their distribution system platforms as proposed and in conformance with the guidance of the NYSPSC.

The NYSPSC is conducting additional proceedings to consider certain REV-related matters, including proceedings on the value of DER and net energy metering.

The Companies are not able to predict the outcome of the REV proceeding or related proceedings or their impact.

Rate Plans
Investor-owned utilities in the United States provide delivery service to customers according to the terms of tariffs approved by the appropriate state utility regulator. The tariffs include schedules of rates for service that limit the rates charged by the utilities to amounts that recover from their customers costs approved by the regulator, including capital costs, of providing service to customers as defined by the tariff. The tariffs implement rate plans adopted by state utility regulators in rate orders issued at the conclusion of rate proceedings. The utilities’ earnings depend on the limits on rates authorized in, and the other provisions of, their rate plans and their ability to operate their businesses in a manner consistent with such rate plans.
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
In each rate proceeding, rates are determined by the state utility regulator following the submission by the utility of testimony and supporting information, which are subject to review by the staff of the regulator. Other parties with an interest in the proceeding can also review the utility’s proposal and become involved in the rate proceeding. The review process is overseen by an administrative law judge who is employed by the NYSPSC. After an administrative law judge issues a recommended decision that generally considers the interests of the utility, the regulatory staff, other parties and legal requisites, the regulator will issue a rate order. The utility and the regulator’s staff and interested parties may enter jointly into a proposed settlement agreement prior to the completion of this administrative process, in which case the agreement could be approved by the regulator with or without modification.
For each rate plan, the revenues needed to provide the utility a return on invested capital is determined by multiplying the utilities’ forecasted rate base by the pre-tax weighted average cost of capital determined in the rate plan. In general, rate base is the sum of the utility’s net plant and working capital less deferred taxes. The NYSPSC uses a forecast of the average rate base for the year that new rates would be in effect (rate year). The NJBPU uses the rate base balances that exist at the end of the historical 12-month period on which base rates are set. The capital structure used in the weighted average cost of capital is determined using actual and forecast data for the same time periods as rate base. The costs of long-term debt, customer deposits and the allowed return on common equity represent a combination of actual and forecast financing information. The allowed return on common equity is determined by each state’s respective utility regulator. The NYSPSC’s current methodology for determining the allowed return on common equity assigns a one-third weight to an estimate determined from a capital asset pricing model applied to a peer group of utility companies and a two-thirds weight to an estimate determined from a dividend discount model using stock prices and dividend forecasts for a peer group of utility companies. Both methodologies employ market measurements of equity capital to estimate returns rather than the accounting measurements to which such estimates are applied in setting rates.
Pursuant to the Utilities’ rate plans, there generally can be no change to the rates charged to customers during the respective terms of the rate plans other than specified adjustments provided for in the rate plans.
For information about the Utilities’ rate plans see Note B to the financial statements in Item 8.

Liability for Service Interruptions
The tariff provisions under which CECONY provides electric, gas and steam service, and O&R provides electric and gas service, limit each company’s liability to pay for damages resulting from service interruptions to circumstances resulting from its gross negligence or willful misconduct. Under RECO's tariff provisions for electric service, the company is not liable for interruptions that are due to causes beyond its control.
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
Each New York electric utility is required to submit to the NYSPSC annually a plan for the reasonably prompt restoration of service in the case of widespread outages in the utility’s service territory due to storms or other events beyond the control of the utility. If, after evidentiary hearings or other investigatory proceedings, the NYSPSC finds that the utility failed to implement its plan reasonably, the NYSPSC may deny recovery of any part of the service restoration costs caused by such failure. In March 2016, the NYSPSC approved emergency response plans submitted by CECONY and O&R, subject to certain modifications. In December 2016, CECONY and O&R submitted updated plans.

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

Federal Utility Regulation
The Federal Energy Regulatory Commission (FERC), among other things, regulates the transmission and wholesale sales of electricity in interstate commerce and the transmission and sale of natural gas for resale in interstate commerce. In addition, the FERC has the authority to impose penalties, which could be substantial, including penalties for the violation of reliability and cyber security rules. Certain activities of the Utilities, the Clean Energy Businesses and Con Edison Transmission are subject to the jurisdiction of the FERC. The Utilities are subject to regulation by the FERC with respect to electric transmission rates and to regulation by the NYSPSC with respect to electric and gas retail commodity sales and local delivery service. As a matter of practice, the NYSPSC has approved delivery service rates for the Utilities that include both transmission and distribution costs. Wholesale energy and capacity products sold by the Clean Energy Businesses to the regional electric markets are subject to FERC jurisdiction as defined by the independent system operator tariffs. The electric and gas transmission projects in which CET Electric and CET Gas invest are also subject to regulation by the FERC. See “Con Edison Transmission,” below.

New York Independent System Operator (NYISO)
The NYISO is a not-for-profit organization that controls and directs the operation of most of the electric transmission facilities in New York State, including those of the Utilities, as an integrated system. It also administers wholesale markets for electricity in New York State and facilitates the construction of new transmission it considers necessary to meet identified reliability, economic or public policy needs. The New York State Reliability Council (NYSRC) promulgates reliability standards subject to FERC oversight, and the NYISO has agreed to comply with those standards. Pursuant to a requirement that is set annually by the NYSRC, the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (owned, procured through the NYISO capacity markets or contracted for) in an amount equal to the peak demand of their customers plus the applicable reserve margin. In addition, the NYISO has determined that entities that serve customers in New York City must procure sufficient capacity from resources that are electrically located in New York City to cover a substantial percentage of the peak demands of their New York City customers. It also requires entities that serve customers in the lower Hudson valley and New York City customers that are served through the lower Hudson valley to procure sufficient capacity from resources electrically located in the lower Hudson valley. These requirements apply both to regulated utilities such as CECONY and O&R for the customers they supply under regulated tariffs and to companies that supply customers on market terms. To address the possibility of a disruption due to the unavailability of gas, generating units located in New York City that are capable of using either gas or oil as fuel may be required to use oil as fuel for certain periods and new generating units located in New York City are required to have dual fuel capability. RECO, O&R’s New Jersey subsidiary, provides electric service in a portion of its service territory that has a different independent system operator – PJM Interconnection LLC (PJM). See “CECONY – Electric Operations – Electric Supply” and “O&R – Electric Operations – Electric Supply,” below.

Competition
Distributed generation, such as solar energy production facilities, fuel cells and micro-turbines, provide alternative sources of energy for the Utilities’ electric delivery customers, as does oil for the Utilities’ gas delivery customers. In addition, steam customers may have alternative sources of heating and cooling for their buildings. Micro-grids and community-based micro-grids enable distributed generation to serve multiple locations and multiple customers. Other distributed energy resources, such as demand reduction and energy efficiency programs, provide alternatives for the Utilities’ delivery customers to manage their energy usage. The following table shows the aggregate capacities of the distributed generation projects connected to the Utilities’ distribution systems at the end of the last three years:

Technology	CECONY			O&R
Total MW, except project number	2014	2015	2016	2014	2015	2016
Internal-combustion engines	101	103	104	21	21	22
Photovoltaic solar	58	95	135	28	46	63
Gas turbines	40	40	40	—	—	—
Micro turbines	9	10	10	1	1	1
Fuel cells	8	8	9	—	—	—
Steam turbines	3	3	4	—	—	—
Landfill	—	—	—	2	2	2
Total distribution-level distributed generation	219	259	302	52	70	88
Number of distributed generation projects	4,200	7,451	12,928	1,881	3,704	5,376
The Clean Energy Businesses participate in competitive renewable and energy infrastructure projects and energy products and services businesses that are subject to different risks than those found in the businesses of the Utilities. Con Edison Transmission invests in electric and gas transmission and gas storage projects, the current and prospective customers of which may have competitive alternatives.

The Utilities do not consider it reasonably likely that another company would be authorized to provide utility delivery service of electricity, natural gas or steam where the company already provides service. Any such other company would need to obtain NYSPSC consent, satisfy applicable local requirements, install facilities to provide the service, meet applicable services standards and charge customers comparable taxes and other fees and costs imposed on the service. A new delivery company would also be subject to extensive ongoing regulation by the NYSPSC. See “Utility Regulation – State Utility Regulation – Regulators,” above.

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

Electric Operations
Electric Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $17,234 million and $16,394 million at December 31, 2016 and 2015, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $2,963 million and $2,833 million at December 31, 2016 and 2015, respectively, and for its portion of the steam-electric generation facilities, the costs for utility plant, net of accumulated depreciation, were $479 million and $459 million, at December 31, 2016 and 2015, respectively. See "CECONY – Steam Operations – Steam Facilities," below.
Distribution Facilities
CECONY owns 62 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2016, the company’s distribution system had a transformer capacity of 30,122 MVA, with 36,900 miles of overhead distribution lines and 97,288 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States.

Transmission Facilities
The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2016, CECONY owned or jointly owned 438 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 749 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 39 transmission substations and 62 area stations are supplied by circuits operated at 69 kV and above. For information about transmission projects to address, among other things, reliability concerns associated with the scheduled closure of the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) see “CECONY – Electric Operations – Electric Supply” and “Con Edison Transmission,” below. CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas, Connecticut Light & Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Generating Facilities
CECONY’s electric generating facilities consist of plants located in Manhattan whose primary purpose is to produce steam for the company's steam business. The facilities have an aggregate capacity of 726 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2017 for use in these facilities.

Electric Sales and Deliveries
CECONY delivers electricity to its full-service customers who purchase electricity from the company. The company also delivers electricity to its customers who choose to purchase electricity from other suppliers (retail choice program). In addition, the company delivers electricity to state and municipal customers of NYPA and economic development customers of municipal electric agencies.
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

	Year Ended December 31,
	2012	2013	2014	2015	2016
Electric Energy Delivered (millions of kWh)
CECONY full service customers	20,622	20,118	19,757	20,206	19,886
Delivery service for retail choice customers	25,990	26,574	26,221	26,662	26,813
Delivery service to NYPA customers and others	10,267	10,226	10,325	10,147	10,046
Delivery service for municipal agencies	322	—	—	—	—
Total Deliveries in Franchise Area	57,201	56,918	56,303	57,015	56,745
Electric Energy Delivered ($ in millions)
CECONY full service customers	$4,731	$4,799	$5,023	$4,757	$4,404
Delivery service for retail choice customers	2,750	2,683	2,646	2,714	2,768
Delivery service to NYPA customers and others	596	602	625	600	610
Delivery service for municipal agencies	10	—	—	—	—
Other operating revenues	89	47	143	101	324
Total Deliveries in Franchise Area	$8,176	$8,131	$8,437	$8,172	$8,106
Average Revenue per kWh Sold (Cents) (a)
Residential	25.6	27.0	28.9	26.3	24.9
Commercial and Industrial	20.0	20.6	22.1	20.6	19.1

(a)	Includes Municipal Agency sales.
For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in CECONY’s service area occurs during the summer air conditioning season. The weather during the summer of 2016 was cooler than design conditions. CECONY’s 2016 service area peak demand was 12,652 MW, which occurred on August 11, 2016. The 2016 peak demand included an estimated 6,114 MW for

CECONY’s full-service customers, 4,541 MW for customers participating in its electric retail choice program and 1,997 MW for NYPA’s electric commodity customers and municipal electric agency customers. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can be called upon under specific circumstances, design conditions do not include these programs’ potential impact. However, the CECONY forecasted peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under design weather conditions, the 2017 service area peak demand will be 13,470 MW, including an estimated 6,559 MW for its full-service customers, 4,755 MW for its electric retail choice customers and 2,156 MW for NYPA’s customers and municipal electric agency customers. The company forecasts an average annual growth in electric peak demand in its service area at design conditions over the next five years to be approximately 0.2 percent per year.

Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2016 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. The company expects that these resources will again be adequate to meet the requirements of its customers in 2017. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for approximately 1,423 MW of electric generating capacity, see Notes I and O to the financial statements in Item 8. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO’s wholesale electricity market.
CECONY owns generating stations in New York City associated primarily with its steam system. As of December 31, 2016, the generating stations had a combined electric capacity of approximately 726 MW, based on 2016 summer test ratings. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities,” above.
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
In November 2012, the NYSPSC directed CECONY to work with NYPA to develop a contingency plan to address reliability concerns associated with the potential closure of the nuclear power plant at the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries). In October 2013, the NYSPSC approved three transmission projects and several energy efficiency, demand reduction and combined heat and power programs to address concerns associated with the potential closure. The transmission projects were placed into service in May 2016. See “Con Edison Transmission” below. In February 2014, CECONY submitted to the NYSPSC the implementation plan for the energy efficiency, demand reduction and combined heat and power programs. In January 2017, New York State officials announced that, under an agreement reached with Entergy, one of the two nuclear reactors at Indian Point is scheduled to shut down by April 2020, while the other is scheduled to be closed a year later.

Gas Operations
Gas Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $5,749 million and $5,196 million at December 31, 2016 and 2015, respectively.

Natural gas is delivered by pipeline to CECONY at various points in or near its service territory and is distributed to customers by the company through an estimated 4,375 miles of mains and 370,924 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store 1,062 MDt of which a maximum of about 240 MDt can be withdrawn per day. The company has about 1,226 MDt of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by CECONY and 71.2 percent owned by Con Edison Development.

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

	Year Ended December 31,
	2012	2013	2014	2015	2016
Gas Delivered (MDt)
Firm Sales
Full service	57,595	67,007	75,630	77,197	75,892
Firm transportation of customer-owned gas	52,860	61,139	68,731	72,864	68,442
Total Firm Sales	110,455	128,146	144,361	150,061	144,334
Interruptible Sales (a)	5,961	10,900	10,498	6,332	8,957
Total Gas Delivered to CECONY Customers	116,416	139,046	154,859	156,393	153,291
Transportation of customer-owned gas
NYPA	48,107	48,682	47,548	44,038	43,101
Other (mainly generating plants and interruptible transportation)	108,086	87,379	105,012	104,857	109,000
Off-System Sales	730	4,638	15	389	—
Total Sales	273,339	279,745	307,434	305,677	305,392
Gas Delivered ($ in millions)
Firm Sales
Full service	$889	$1,059	$1,141	$956	$933
Firm transportation of customer-owned gas	380	414	453	458	426
Total Firm Sales	1,269	1,473	1,594	1,414	1,359
Interruptible Sales	39	69	91	46	34
Total Gas Delivered to CECONY Customers	1,308	1,542	1,685	1,460	1,393
Transportation of customer-owned gas
NYPA	2	2	2	2	2
Other (mainly generating plants and interruptible transportation)	68	71	70	54	57
Off-System Sales	5	18	—	1	—
Other operating revenues (mainly regulatory amortizations)	32	(17)	(36)	11	56
Total Sales	$1,415	$1,616	$1,721	$1,528	$1,508
Average Revenue per Dt Sold
Residential	$18.14	$18.52	$16.76	$13.91	$13.96
General	$11.68	$12.05	$12.38	$9.73	$9.47

(a)	Includes 563, 5,362, 6,057, 1,229 and 4,708 MDt for 2012, 2013, 2014, 2015 and 2016, respectively, which are also reflected in firm transportation and other.
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand
The gas peak demand for firm sales customers in CECONY’s service area occurs during the winter heating season. The peak day demand during the winter 2016/2017 (through January 31, 2017) occurred on January 9, 2017 when the demand reached 1,155 MDt. The 2016/2017 peak day demand included 606 MDt for CECONY’s full-service customers and 549 MDt for customers participating in its gas retail choice program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2017/2018 service area peak day demand will be 1,509 MDt, including an estimated 792 MDt for its full-service customers and 717 MDt for its gas retail choice customers. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric and steam generating stations. The company forecasts an average annual growth of the gas peak demand over the next five years at design conditions to be approximately 2.3 percent in its service area.

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
Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $301 million in 2016, including $263 million for CECONY. See “Contractual Obligations” below. At December 31, 2016, the contracts were for various terms extending to 2020 for supply and 2038 for transportation and storage. During 2016, CECONY entered into four new transportation and storage contracts. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Recoverable Energy Costs” in Note A and Note P to the financial statements in Item 8.

Steam Operations
Steam Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for steam facilities, including steam's portion of the steam-electric generation facilities, were $1,882 million and $1,849 million at December 31, 2016 and 2015, respectively. See "CECONY – Electric Operations – Electric Facilities," above.
CECONY generates steam at one steam-electric generating station and five steam-only generating stations and distributes steam to its customers through approximately 104 miles of transmission, distribution and service piping.

Steam Sales and Deliveries
CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2012	2013	2014	2015	2016
Steam Sold (MMlb)
General	425	547	594	538	465
Apartment house	5,240	6,181	6,574	6,272	5,792
Annual power	14,076	15,195	15,848	15,109	13,722
Total Steam Delivered to CECONY Customers	19,741	21,923	23,016	21,919	19,979
Steam Sold ($ in millions)
General	$25	$31	$30	$29	$23
Apartment house	158	187	180	176	148
Annual power	429	491	469	453	378
Other operating revenues	(16)	(26)	(51)	(29)	2
Total Steam Delivered to CECONY Customers	$596	$683	$628	$629	$551
Average Revenue per MMlb Sold	$31.00	$32.34	$29.50	$30.02	$27.48

For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Steam Peak Demand and Capacity
Demand for steam in CECONY’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2016/2017 (through January 31, 2017) occurred on January 9, 2017 when the demand reached 7.8 MMlb per hour. “Design weather” for the steam system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company’s estimate for the winter of 2017/2018 peak demand of its steam customers is about 8.9 MMlb per hour under design conditions. The company forecasts an average annual decrease in steam peak demand in its service area at design conditions over the next five years to be approximately 0.7 percent.
On December 31, 2016, the steam system was capable of delivering approximately 11.6 MMlb of steam per hour, and CECONY estimates that the system will have the same capability in the 2017/2018 winter.

Steam Supply
38 percent of the steam produced by CECONY in 2016 was supplied by the company’s steam-only generating assets; 44 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 18 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R
Electric Operations
Electric Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $916 million and $850 million at December 31, 2016 and 2015, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $221 million and $212 million at December 31, 2016 and 2015, respectively.
O&R and RECO own, in whole or in part, transmission and distribution facilities which include 532 circuit miles of transmission lines, 15 transmission substations, 62 distribution substations, 85,514 in-service line transformers, 3,913 pole miles of overhead distribution lines and 1,764 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.

Electric Sales and Deliveries
O&R delivers electricity to its full-service customers who purchase electricity from the company. The company also delivers electricity to its customers who purchase electricity from other suppliers through the company’s retail choice program.
The company charges all customers in its service area for the delivery of electricity. O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. O&R’s New York electric revenues (which accounted for 74 percent of O&R’s electric revenues in 2016) are subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism. O&R’s electric sales and deliveries for the last five years were:

	Year Ended December 31,
	2012	2013	2014	2015	2016
Electric Energy Delivered (millions of kWh)
Total deliveries to O&R full service customers	2,691	2,555	2,429	2,499	2,555
Delivery service for retail choice customers	3,040	3,166	3,240	3,237	3,180
Total Deliveries In Franchise Area	5,731	5,721	5,669	5,736	5,735
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$405	$427	$455	$441	$426
Delivery service for retail choice customers	178	192	207	213	213
Other operating revenues	9	9	18	9	(2)
Total Deliveries In Franchise Area	$592	$628	$680	$663	$637
Average Revenue Per kWh Sold (Cents)
Residential	16.7	18.1	20.3	19.2	18.4
Commercial and Industrial	13.0	14.8	16.8	15.4	14.3
For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in O&R’s service area occurs during the summer air conditioning season. The weather during the summer of 2016 was cooler than design conditions. O&R’s 2016 service area peak demand was 1,435 MW, which occurred on July 22, 2016. The 2016 peak demand included an estimated 761 MW for O&R’s full-service customers and 674 MW for customers participating in its electric retail choice program. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the NYISO can invoke demand reduction programs under specific circumstances, design conditions do not include these programs’ potential impact. However, the O&R forecasted peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under design weather conditions, the 2017 service area peak demand will be 1,625 MW, including an estimated 861 MW for its full-service customers and 764 MW for its electric retail choice customers. The company decreased its five-year forecast of average annual growth of the electric peak demand in its service area at design conditions from approximately 0.3 percent (for 2016 to 2020) to (0.1) percent (2017 to 2021) primarily due to a forecasted increase in distributed generation as well as lower growth in demand from customers. Pike's peak demand is reflected in the company's service area peak demand amounts (see Note U to the financial statements in Item 8).

Electric Supply
The electricity O&R sold to its full-service customers in 2016 was purchased under firm power contracts or through the wholesale electricity market. The company expects that these resources will again be adequate to meet the requirements of its customers in 2017. O&R does not own any electric generating capacity. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts or purchased through the wholesale electricity market. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases. For information about the company’s contracts, see Note O to the financial statements in Item 8.
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

Gas Operations
Gas Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $536 million and $502 million at December 31, 2016 and 2015, respectively. Natural gas is delivered by pipeline to O&R at various points in or near its service territory and is distributed to customers by the company through an estimated 1,865 miles of mains and 104,748 service lines.

Gas Sales and Deliveries
O&R generally recovers the cost of the gas that it buys and then sells to its full-service customers. It does not make any margin or profit on the gas it sells. O&R’s gas revenues are subject to a weather normalization clause. O&R’s New York gas revenues (which have accounted for substantially all of O&R’s gas revenues) are subject to a revenue decoupling mechanism. As a result, its gas delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s gas sales and deliveries for the last five years were:

	Year Ended December 31,
	2012	2013	2014	2015	2016
Gas Delivered (MDt)
Firm Sales
Full service	7,539	8,808	9,529	9,348	9,723
Firm transportation	10,505	12,062	12,592	11,752	10,381
Total Firm Sales	18,044	20,870	22,121	21,100	20,104
Interruptible Sales	4,326	4,118	4,216	4,205	3,853
Total Gas Delivered to O&R Customers	22,370	24,988	26,337	25,305	23,957
Transportation of customer-owned gas
Sales for resale	793	885	945	906	867
Sales to electric generating stations	15	19	70	25	18
Off-System Sales	—	—	3	62	16
Total Sales	23,178	25,892	27,355	26,298	24,858

	Year Ended December 31,
	2012	2013	2014	2015	2016
Gas Delivered ($ in millions)
Firm Sales
Full service	$103	$115	$121	$91	$99
Firm transportation	76	77	75	68	70
Total Firm Sales	179	192	196	159	169
Interruptible Sales	4	3	2	3	3
Total Gas Delivered to O&R Customers	183	195	198	162	172
Transportation of customer-owned gas
Sales to electric generating stations	—	—	1	—	—
Other operating revenues	20	10	13	20	12
Total Sales	$203	$205	$212	$182	$184
Average Revenue Per Dt Sold
Residential	$14.01	$13.31	$13.01	$10.11	$10.71
General	$11.99	$11.53	$11.30	$8.24	$8.17
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand
The gas peak demand for firm sales customers in O&R’s service area occurs during the winter heating season. The peak day demand during the winter 2016/2017 (through January 31, 2017) occurred on January 8, 2017 when the demand reached 173 MDt. The 2016/2017 peak day demand included 83 MDt for O&R’s full-service customers and 90 MDt for customers participating in its gas retail choice program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2017/2018 service area peak day demand will be 222 MDt, including an estimated 107 MDt for its full-service customers and 115 MDt for its gas retail choice customers. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric generating stations. The company forecasts an average annual growth of the gas peak demand over the next five years at design conditions to be approximately 0.2 percent in its service area. Pike’s peak demand is reflected in the company’s service area peak demand amounts (see Note U to the financial statements in Item 8).

Gas Supply
O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

Clean Energy Businesses
Con Edison Development
Con Edison Development develops, owns and operates renewable and energy infrastructure projects. The company focuses its efforts on renewable electric production projects, and at the end of 2015 was the fifth largest owner of operating photovoltaic solar capacity in the United States. The output of most of the projects is sold under long-term power purchase agreements (PPA) with utilities and municipalities. The following table shows the generating capacity (MW AC) of Con Edison Development's renewable electric production projects in operation at the end of the last five years:

Generating Capacity (MW AC)	2012	2013	2014	2015	2016
Renewable electric production projects	127	292	446	748	1,098
The following table provides information about the projects the company owned at December 31, 2016:

Project Name	Production Technology	Generating Capacity (a) (MW AC)	PPA Term (In Years) (b)	Actual/Expected In-Service Date (c)	Location (State)
Wholly owned projects
Pilesgrove	Solar	18	n/a (d)	2011	New Jersey
Flemington Solar	Solar	8	n/a (d)	2011	New Jersey
Frenchtown I, II and III	Solar	14	n/a (d)	2011-13	New Jersey
PA Solar	Solar	10	n/a (d)	2012	Pennsylvania
California Solar 2 (e)	Solar	80	20	2014-16	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	6	25	2015	Texas
Texas Solar 5 (e)	Solar	95	25	2015	Texas
Campbell County Wind	Wind	95	30	2015	South Dakota
Texas Solar 7 (e)	Solar	106	25	2016	Texas
California Solar 3 (Partial) (e)	Solar	75	20	2016	California
Adams Wind (e)	Wind	23	7	2016	Minnesota
Valley View (e)	Wind	10	14	2016	Minnesota
Coram (e)	Wind	102	16	2016	California
Projects of less than 5 MW	Solar / Wind	25	Various	Various	Various
Jointly owned projects (e) (f)
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2	Solar	75	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	38	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW (AC) in Operation		1,098
California Solar 3 (Partial) (e)	Solar	35	20	2017	California
Upton County	Solar	158	25	2017	Texas
Panoche Valley	Solar	240	20	2019	California
Total MW (AC) in Construction		433
Total MW (AC), All Projects		1,531

(a)	Represents Con Edison Development’s ownership interest in the project.

(b)	Represents PPA contractual term or remaining term from Con Edison Development’s date of acquisition.

(c)	Represents Actual/Expected In-Service Date or Con Edison Development's date of acquisition.

(d)	New Jersey, Pennsylvania and Massachusetts assets have 3-4 year Solar Renewable Energy Credit hedges in place.

(e)	Project has been pledged to secure financing for the project.

(f)	All of the jointly-owned projects are 50 percent owned, except for Texas Solar 4 (which is 80 percent owned). See Note Q to the financial statements in Item 8.

Con Edison Energy
Con Edison Energy provides services to manage the dispatch, fuel requirements and risk management activities for 4,014 MW of generating plants and merchant transmission in the northeastern United States owned by unrelated parties and manages energy supply assets leased from others. The company also provides wholesale hedging and risk management services to renewable electric production projects owned by Con Edison Development and Con Edison Solutions.

Con Edison Solutions
Con Edison Solutions provides energy-efficiency services to government and commercial customers. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies. The company is compensated for its services based primarily on the increased energy efficiency of the installed equipment over a multi-year period. Con Edison Solutions has won competitive solicitations for energy savings contracts with the United States Department of Energy and the United States Department of Defense, and a shared energy savings contract with the United States Postal Service. The company also develops, owns and operates behind-the-meter renewable energy projects, predominately in Massachusetts and California, with an aggregate capacity of 44 MW (AC).
In September 2016, Con Edison Solutions sold its retail electric supply business, which primarily sold electricity to industrial, commercial and governmental customers in the northeastern United States and Texas and also sold electricity to residential and small commercial customers (mass market) in the northeastern United States. See Note U to the financial statements in Item 8. Con Edison Solutions’ electricity sales for the last five years were:

	2012	2013	2014	2015	2016
Retail electric volumes sold (millions of kWh)	13,840	12,167	11,871	13,594	9,843

For information about the Clean Energy Businesses' results, see "Results of Operations" in Item 7 and Note N to the financial statements in Item 8.

Con Edison Transmission
CET Electric
CET Electric owns a 45.7 percent interest in New York Transco LLC (NY Transco). Affiliates of certain other New York transmission owners own the remaining interests.
NY Transco's existing projects include three (called the TOTS Projects) that the NYSPSC approved in October 2013 in its proceeding to address potential needs that could arise should the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) no longer be able to operate. The TOTS Projects include the two projects that CECONY developed and transferred to the NY Transco (see Note U to the financial statements in Item 8) and one project that another regulated affiliate of NY Transco developed.
In April 2015, FERC issued an order granting certain transmission incentives for NY Transco projects. In March 2016, the FERC approved a November 2015 settlement agreement that provides for a 10 percent return on common equity (and/or 9.5 percent for capital costs in excess of $228 million incurred for initial commercial operation) and a maximum common equity ratio of 53 percent. The costs of the projects are allocated across New York State, with 63 percent to load serving entities in the CECONY and O&R service areas.
In December 2015, the NYSPSC issued an order in its competitive proceeding to select transmission projects that would relieve transmission congestion between upstate and downstate. The NYSPSC determined that there is a public policy need for new transmission to address the congestion, such as a project ($1,000 million estimated cost) proposed on behalf of NY Transco. This NY Transco project, which could be completed in the 2019 to 2021 timeframe, would be developed, at least initially, by National Grid and NY Transco. The NYSPSC also directed certain developers, including NY Transco, to submit project(s) to the NYISO. The NYISO evaluated the submitted projects under its FERC-approved public policy planning process and, in October 2016, submitted its list of viable and sufficient projects (including the NY Transco project) to the NYSPSC for its determination as to whether the transmission need still exists. In January 2017, the NYSPSC found that the public policy need still exists, asking the NYISO to proceed with selection. The NYISO may select one or more of the viable and sufficient projects for development. The cost of the project(s) selected by the NYISO would be recoverable through the NYISO’s tariff after FERC approves the rates for the project(s).

CET Gas
CET Gas, through its subsidiaries, owns a 50 percent interest in Stagecoach Gas Services LLC (Stagecoach) and a 12.5 percent ownership interest in Mountain Valley Pipeline LLC (MVP). Stagecoach is a joint venture with a subsidiary of Crestwood Equity Partners LP to own, operate and further develop a gas pipeline and storage business located in northern Pennsylvania and southern New York. Stagecoach provides services to its customers (including CECONY, see Note S to the financial statements in Item 8) through its 181 miles of pipe and 41 Bcf of storage capacity. MVP is a joint venture with four other partners developing a proposed 300 mile gas transmission project in West Virginia and Virginia. MVP has indicated that the project has an estimated total cost of $3,000 million to $3,500 million, and subject to FERC approval, is targeted to be fully in-service during the fourth quarter of 2018. See Note U to the financial statements in Item 8.

For information about Con Edison Transmission's results, see "Results of Operations" in Item 7 and Note N to the financial statements in Item 8.

Capital Requirements and Resources
Capital Requirements
The following table contains the Companies’ capital requirements for the years 2014 through 2016 and their current estimate of amounts for 2017 through 2019:

	Actual			Estimate
(Millions of Dollars)	2014	2015	2016	2017	2018	2019
CECONY (a)(b)
Electric	$1,500	$1,658	$1,819	$1,957	$1,919	$1,798
Gas	549	671	811	935	953	983
Steam	83	106	126	70	71	68
Sub-total	2,132	2,435	2,756	2,962	2,943	2,849
O&R
Electric	105	114	114	136	151	148
Gas	37	46	52	56	58	52
Sub-total	142	160	166	192	209	200
Con Edison Transmission
CET Electric	—	—	51	—	19	19
CET Gas	—	—	1,027	90	313	93
Sub-total	—	—	1,078	90	332	112
Clean Energy Businesses	447	823	1,235	450	400	400
Total capital expenditures	2,721	3,418	5,235	3,694	3,884	3,561
Retirement of long-term securities
Con Edison – parent company	2	2	2	2	402	3
CECONY	475	350	650	—	1,200	475
O&R	3	143	79	4	55	62
Clean Energy Businesses	5	4	4	33	31	34
Total retirement of long-term securities	485	499	735	39	1,688	574
Total capital requirements	$3,206	$3,917	$5,970	$3,733	$5,572	$4,135

(a)
CECONY’s capital expenditures for environmental protection facilities and related studies were $218 million, $224 million and $259 million in 2014, 2015 and 2016, respectively, and are estimated to be $372 million in 2017.

(b)	Amounts shown do not include amounts for the energy efficiency, demand reduction and combined heat and power programs.

The Utilities have an ongoing need to make substantial capital investments primarily to maintain the reliability of their electric, gas and steam delivery systems. Their estimated construction expenditures also reflect programs that will give customers greater control over their energy usage and bills, help integrate customers' new clean energy technologies into the Utilities’ electric delivery systems and accelerate the replacement of leak-prone gas distribution mains and service lines.

Estimated capital expenditures for Con Edison Transmission primarily reflect planned investments in the MVP gas transmission project. Estimated capital expenditures for the Clean Energy Businesses primarily reflect planned investments in renewable electric production projects. Actual capital expenditures for Con Edison Transmission and the Clean Energy Businesses could increase or decrease significantly from the amounts estimated depending on opportunities.

Contractual Obligations
The following table summarizes the Companies’ material obligations at December 31, 2016 to make payments pursuant to contracts. Long-term debt, capital lease obligations and other noncurrent liabilities are included on their balance sheets. Operating leases and electricity purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization)
CECONY	$12,186	$—	$1,675	$350	$10,161
O&R	671	4	117	—	550
Clean Energy Businesses	845	33	65	72	675
Parent	1,206	2	405	506	293
Interest on long-term debt (a)	12,709	719	1,251	1,115	9,624
Total long-term debt, including interest	27,617	758	3,513	2,043	21,303
Capital lease obligations (Note J)
CECONY	2	1	1	—	—
Total capital lease obligations	2	1	1	—	—
Operating leases (Notes J and Q)
CECONY	964	53	108	107	696
O&R	5	1	2	1	1
Clean Energy Businesses	122	7	13	11	91
Total operating leases	1,091	61	123	119	788
Purchase obligations
Electricity purchase power agreements – Utilities (Note I)
CECONY
Energy	2,661	390	202	202	1,867
Capacity (b)	1,506	255	412	129	710
Total CECONY	4,167	645	614	331	2,577
O&R
Energy and Capacity (b)	91	57	33	1	—
Total electricity and purchase power agreements – Utilities	4,258	702	647	332	2,577
Natural gas supply, transportation, and storage contracts – Utilities (c)
CECONY
Natural gas supply	296	212	80	4	—
Transportation and storage	2,680	241	463	375	1,601
Total CECONY	2,976	453	543	379	1,601
O&R
Natural gas supply	29	18	11	—	—
Transportation and storage	499	45	86	70	298
Total O&R	528	63	97	70	298
Total natural gas supply, transportation and storage contracts	3,504	516	640	449	1,899
Other purchase obligations
CECONY (d)	4,845	1,529	1,814	677	825
O&R (d)	195	85	86	23	1
Clean Energy Businesses (e)	581	482	91	3	5
Total other purchase obligations	5,621	2,096	1,991	703	831
Uncertain tax positions (f)	12	12	—	—	—
Total	$42,105	$4,146	$6,915	$3,646	$27,398

(a)	Includes interest on variable rate debt calculated at rates in effect at December 31, 2016.

(b)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.

(c)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.

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

(e)
Amounts represent commitments to purchase minimum quantities of electric energy and capacity, renewable energy certificates, natural gas, natural gas pipeline capacity, energy efficiency services and construction services entered into by the Clean Energy Businesses.

(f)
Con Edison reasonably expects to resolve approximately $35 million of its liability for uncertain tax positions within the next twelve months, of which an estimated $12 million may be settled in cash payments. Con Edison is unable to reasonably estimate the timing of the resolution of its remaining liability for uncertain tax positions, which will depend on the progress of tax examinations with the various tax authorities. See Note L to the financial statements in Item 8.
The Companies’ commitments to make payments in addition to these contractual commitments include their other liabilities reflected in their balance sheets, any funding obligations for their pension and other postretirement benefit plans, financial hedging activities, their collective bargaining agreements and Con Edison’s guarantees of certain obligations of the Clean Energy Businesses and CET - Electric. See Notes E, F, O and “Guarantees” in Note H to the financial statements in Item 8.
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

Con Edison plans to meet its 2017 capital requirements through internally-generated funds and the issuance of securities. The company’s plans include the issuance of between $1,000 million and $1,800 million of long-term debt, most of which would be at the Utilities, and the issuance of additional debt secured by its renewable electric production projects. The company’s plans also include the issuance of up to $350 million of common equity in addition to equity under its dividend reinvestment, employee stock purchase and long term incentive plans.

The Utilities finance their operations, capital requirements and payment of dividends to Con Edison from internally-generated funds, contributions of equity capital from Con Edison, if any, and external borrowings. See "Liquidity and Capital Resources" in Item 7.
In 2016, the NYSPSC authorized CECONY, through 2019, to issue up to $5,200 million of debt securities ($1,300 million of which the company had issued as of December 31, 2016). In 2013, the NYSPSC authorized O&R, through 2017, to issue up to $305 million of debt securities ($295 of which the company had issued as of December 31, 2016). The NYSPSC also authorized CECONY and O&R for such periods to issue up to $2,500 million and $125 million, respectively, of debt securities to refund existing debt securities. At December 31, 2016, the Utilities had not refunded any securities pursuant to this authorization.
The Clean Energy Businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. See "Liquidity and Capital Resources" in Item 7.
For each of the Companies, the ratio of earnings to fixed charges (SEC basis) for the last five years was:

	Ratio of Earnings to Fixed Charges
	2012	2013		2014	2015	2016
Con Edison	3.7	3.0	(a)	3.6	3.5	3.6
CECONY	3.7	3.7		3.8	3.6	3.6

(a)	Reflects $95 million after-tax charge to earnings relating to Con Edison Development’s LILO transactions that were terminated in 2013.

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2012	2013	2014	2015	2016
Con Edison	54.3	54.0	52.2	52.1	49.3
CECONY	53.7	53.8	50.9	51.4	49.5
The commercial paper of Con Edison and O&R is rated P-2, A-2 and F2, respectively, by Moody’s, S&P and Fitch. The commercial paper of CECONY is rated P-1, A-2 and F2 by Moody’s, S&P and Fitch, respectively. The senior unsecured debt of Con Edison is rated A3, BBB+ and BBB+ by Moody's, S&P and Fitch, respectively. The senior unsecured debt of CECONY is rated A2, A- and A- by Moody’s, S&P and Fitch, respectively. The senior unsecured debt of O&R is rated A3, A- and A- by Moody’s, S&P and Fitch, respectively. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.
CECONY has $636 million of tax-exempt debt for which the interest rates are to be determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.). Credit rating agencies have withdrawn the ratings of these insurers. Subsequently, there have not been sufficient bids to determine the interest rates pursuant to auctions, and interest rates have been determined by reference to a variable rate index. The weighted average annual interest rate on this tax-exempt debt was 1.00 percent on December 31, 2016. The weighted average interest rate was 0.75 percent, 0.14 percent and 0.10 percent for the years 2016, 2015 and 2014, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in auction rate debt interest expense are reconciled to the levels set in rates.

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
Based on the most recent data (2015) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its direct GHG emissions constitute less than 0.1 percent of the nation’s GHG emissions. Con Edison’s estimated emissions of GHG during the past five years were:

(Metric tons, in millions (a))	2012	2013	2014	2015	2016
CO2 equivalent emissions	3.3	3.4	3.2	3.2	3.1

(a)	Estimated emissions for 2016 are based on preliminary data and are subject to third-party verification.
Con Edison’s 49 percent decrease in direct GHG emissions (carbon dioxide, methane and sulfur hexafluoride) since 2005 (6.0 million metric tons) reflects the emission reductions resulting from equipment and repair projects, reduced steam demand, the increased use of natural gas in lieu of fuel oil at CECONY’s steam production facilities as well as projects to reduce sulfur hexafluoride emissions and to replace gas distribution pipes.
CECONY has participated for several years in voluntary initiatives with the EPA to reduce its methane and sulfur hexafluoride emissions. The Utilities reduce methane emissions from the operation of their gas distribution systems through pipe maintenance and replacement programs, by operating system components at lower pressure, and by introducing new technologies to prioritize leak repairs and to reduce losses when work is performed on operating assets. The Utilities reduce emissions of sulfur hexafluoride, which is used for arc suppression in substation circuit breakers and switches, by using improved technologies to locate and repair leaks and by replacing older equipment. The Utilities also actively promote energy efficiency and the use of renewable generation to help their customers’ reduce their GHG emissions.

NYSERDA and New York utilities have been responsible for implementing the Energy Efficiency Portfolio Standard (EEPS) established by the NYSPSC through energy efficiency programs designed and managed by NYSERDA and the utilities and authorized by the NYSPSC. CECONY billed customers EEPS surcharges of approximately $103 million in 2015 and 2014 to fund these programs. EEPS authorization ended December 2015. Beginning January 2016, New York utilities have implemented Energy Efficiency Transition Implementation Plans (ETIPs) and are responsible for designing and managing their energy efficiency programs consistent with NYSPSC-approved, utility-specific program budgets and metrics. Effective January 2016, the utilities are recovering the costs of their ETIP programs from their customers primarily through NYSPSC-approved energy efficiency tracker surcharge mechanisms. The Utilities billed customers $107 million in 2016 through the tracker surcharge mechanism. Pursuant to CECONY's current electric rate plan, the company will supplement its existing ETIP programs with new energy efficiency, electric vehicle and system peak reduction programs, the cost of which will be reflected in base rates. See Note B to the financial statements in Item 8. The estimated costs of the existing and new programs are approximately $120 million, $150 million, and $210 million in 2017, 2018, and 2019, respectively.
Through the Utilities' energy-efficiency programs, customers reduced their annual energy use by approximately 1,249,000 MWh of electricity and 1,702,000 Dth of gas from the programs’ inception in 2009 through 2016, resulting in their avoiding their release of approximately 765,000 tons of GHG into the atmosphere in 2016. In addition, CECONY’s other demand-side management programs assisted customers in reducing their annual energy use by approximately 336,000 MWh of electricity from the programs’ inception in 2004 through 2016, resulting in their avoiding their release of approximately 189,000 tons of GHG into the atmosphere in 2016.
Emissions are also avoided by renewable electric production facilities replacing fossil-fueled electric production facilities. NYSERDA has been responsible for implementing the renewable portfolio standard (RPS) established by the NYSPSC. NYSERDA has entered into long-term agreements with developers of large renewable electric production facilities and pays them premiums based on the facilities’ electric output. These facilities sell their energy output in the wholesale energy market administered by the NYISO. As a result of the Utilities’ participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable electric production facilities. NYSERDA also has provided rebates to customers who installed eligible renewable electric production technologies. The electricity produced by such customer-sited renewables generation offsets the energy that the Utilities would otherwise have procured, thereby reducing the amount of electricity produced by non-renewable production facilities. The Utilities billed customers RPS surcharges of $19 million and $131 million in 2016 and 2015, respectively, (and approximately $697 million cumulatively from 2006) to fund these NYSERDA programs. In March 2016, NYSERDA reported that the statewide environmental benefits of having electricity generated by renewable production facilities from 2006 through 2015, as opposed to the State’s “system-mix,” amounts to approximately 6,700 tons of nitrogen oxides, 12,200 tons of sulfur dioxides and 6.4 million tons of carbon dioxide in reduced emissions over this time period. In January 2016, the NYSPSC approved a 10-year $5.3 billion clean energy fund to be managed by NYSERDA under the NYSPSC's supervision. The clean energy fund has four portfolios: market development; innovation and research; NY Green Bank and NY Sun. The Utilities have eliminated the separate RPS tariff and now collect all clean energy fund surcharges through the system benefit charge (including previously authorized RPS, EEPS, Technology and Market Development collections, and incremental clean energy fund collections to be collected from electric customers only). The Utilities billed customers clean energy fund surcharges of $277 million in 2016. For information about NYSPSC proceedings considering renewable generation see “Utility Regulation – State Utility Regulation – New York Utility Industry – Reforming the Energy Vision," above.
In June 2015, the New York State Energy Planning Board released its 2015 State Energy Plan. Under New York State law, any energy-related action or decision of State agencies must be reasonably consistent with the plan. The plan reflects clean energy initiatives, including the REV proceeding, NYSERDA’s clean energy fund and the following goals for New York State to meet by 2030: a 40 percent reduction in greenhouse gas emissions from 1990 levels; 50 percent of electric generation from renewable energy sources; and a 23 percent decrease in energy consumption in buildings from 2012 levels. For information about the NYSPSC's adoption of a clean energy standard to mandate achievement of the State Energy Plan's goals, see "Utility Regulation – State Utility Regulation – New York Utility Industry – Reforming the Energy Vision," above. Also, New York State and New York City have announced goals to reduce GHG emissions 80 percent below 1990 and 2005, respectively, levels by 2050.
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
Coal tar or other MGP-related contaminants have been detected at the remaining 36 sites. Remedial actions have been completed at all or portions of six sites and the NYSDEC has issued NFA letters for these sites. In addition, remedial actions have been completed by property owners at all or portions of three sites under the NYS Brownfield Cleanup Program and Certificates of Completion have been issued by the NYSDEC for these sites. Remedial design is ongoing for the remaining sites, however, the information as to the extent of contamination and scope of the remediation likely to be required for many of these sites is incomplete. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites (other than the Astoria site which is discussed below) could range from $469 million to $2,260 million.
Astoria Site
CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property owned by it in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas, and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to remediate the contamination. The company’s investigations are ongoing. The company has submitted to the NYSDEC and the New York State Department of Health reports and in the future will be submitting additional reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property could range from $162 million to $475 million.

Gowanus Canal
In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent to or near the 1.8 mile Gowanus Canal in Brooklyn, New York. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses, and parking lots. The canal is near several residential neighborhoods. In September 2013, the EPA issued its record of decision for the site. The EPA concluded that there was significant contamination at the site, including polycyclic aromatic hydrocarbons, polychlorinated biphenyls (PCBs), pesticides, metals and volatile organic compounds. The EPA selected a remedy for the site that includes dredging and disposal of some contaminated sediments and stabilization and capping of contamination that will not be removed. The EPA estimated the cost of the selected remedy to be $506.1 million (and indicated the actual cost could be significantly higher or lower). The EPA has identified 39 potentially responsible parties (PRPs) with respect to the site, including CECONY (which the EPA indicated has facilities that may be a source of PCBs at the site). The EPA has ordered the PRPs, including CECONY, to coordinate and cooperate with each other to perform and/or fund the remedial design for the selected remedy, which current estimates indicate could cost approximately $62 million. CECONY is participating with other PRPs in an allocation process to determine each PRP’s share of the liability for these remedial design costs. In June 2015, other Federal agencies and the NYSDEC notified the PRPs of their intent to perform a natural resource damage assessment for the site. CECONY is unable to estimate its exposure to liability for the Gowanus Canal site.
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
In November 2016, the U.S. Coast Guard ordered CECONY and another utility to take certain response actions to locate, secure, contain and remove a discharge of dielectric fluid at a New Jersey marina located on the Hudson River from one or two underwater transmission lines, and ordered the marina owner to remove substantial debris from its collapsed pier that is blocking access to the lines. The other utility owns and operates the portion of the transmission lines located in New Jersey. CECONY owns and operates the portion of the transmission lines located in New York.  Consistent with prior arrangements between CECONY and the other utility for these lines, which included cost allocation provisions, CECONY has been responding to the incident on behalf of the other utility. In response to CECONY’s request for reconsideration to the U.S. Coast Guard, in which CECONY asserted that it is not a responsible party for the dielectric fluid discharge but would continue, on behalf of the other utility, to take actions necessary to respond to the dielectric fluid discharge, the U.S. Coast Guard rescinded its order to CECONY. CECONY does not expect that its share, if any, of the costs to respond to the discharge (which is ongoing) and repair the other utility’s portion of the transmission lines will have a material adverse effect on its financial condition, results of operation or liquidity.
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
The following table lists each of the additional Superfund sites for which the company anticipates it may have liability. The table also shows for each such site its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities for the site (shown in the table under “Start”), the name of the court or agency in which proceedings for the site are pending and CECONY’s estimated percentage of the total liability for each site. The company currently estimates that its potential liability for investigation, remediation, monitoring and environmental damages in aggregate for the sites below is less than $2 million. Superfund liability is joint and several. The company’s estimate of its liability for each site was determined pursuant to consent decrees, settlement agreements or otherwise and in light of the financial condition of other PRPs. The company’s actual liability could differ substantially from amounts estimated.

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
O&R has completed remedial investigations at all seven of its MGP sites and has received NYSDEC’s decision regarding the remedial work to be performed at six of the sites. Of the six sites, O&R has completed remediation at three sites and remedial construction is in progress at one site. Remedial design is ongoing for the remaining two sites. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites could range from $97 million to $151 million.
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
The following table lists each of the Superfund sites for which the company anticipates it may have liability. The table also shows for each such site its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities for the site (shown in the table under “Start”), the name of the court or agency in which proceedings for the site are pending and O&R’s estimated percentage of the total liability for each site. The company currently estimates that its potential liability for investigation, remediation, monitoring and environmental damages in aggregate for the sites below is less than $1 million. Superfund liability is joint and several. The company’s estimate of its liability for each site was determined pursuant to consent decrees, settlement agreements or otherwise and in light of the financial condition of other PRPs. The company’s actual liability could differ substantially from amounts estimated.

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
The EPA's Transport Rule (also referred to as the Cross-State Air Pollution Rule), which was implemented in January 2015, established a new cap and trade program requiring further reductions in air emissions than the Clean Air Intrastate Rule (CAIR) that it replaced. Under the Transport Rule, utilities are to be allocated emissions allowances and may sell the allowances or buy additional allowances. CECONY requested and received NYSPSC approval to change the provisions under which the company recovers its purchased power costs to provide for costs incurred to purchase emissions allowances and revenues received from the sale of allowances. CECONY complied with the Transport Rule in 2016 and expects to comply with the rule in 2017. If changes to the Transport Rule that have been proposed are adopted, the number of allowances allocated to CECONY would decrease and the company would be required to purchase allowances to offset the decreased allocation.

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
Employees
At December 31, 2016, Con Edison had no employees other than those of CECONY, O&R, and the Clean Energy Businesses (which had 13,531, 1,145 and 284 employees, respectively). In January 2017, 8 CECONY employees transferred to Con Edison Transmission. Of the CECONY and O&R employees, 8,196 and 593 employees, respectively, were represented by a collective bargaining unit. The collective bargaining agreement covering most of these CECONY employees expires in June 2020. Agreements covering other CECONY employees and O&R employees expire in June 2017 and May 2017, respectively.
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
Regulatory/Compliance Risks:
The Companies Are Extensively Regulated And Are Subject To Penalties.    The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. State utility regulators may seek to impose substantial penalties on the Utilities for violations of state utility laws, regulations or orders. In addition, the Utilities' rate plans usually include penalties for failing to meet certain operating and customer satisfaction standards. See Note B to the financial statements in Item 8. FERC has the authority to impose penalties on the Utilities and the Clean Energy Businesses, which could be substantial, for violations of the Federal Power Act, the Natural Gas Act or related rules, including reliability and cyber security rules. Environmental agencies may seek penalties for failure to comply with laws, regulations or permits. The Companies may also be subject to penalties from other regulatory agencies. The Companies may be subject to new laws, regulations, or other requirements or the revision or reinterpretation of such requirements, which could adversely affect them. In April 2014, the NYSPSC instituted its REV proceeding to improve system efficiency and reliability, encourage renewable energy resources, support distributed energy resources and empower customer choice. See “Utility Regulation” and “Environmental Matters – Climate Change and Other Federal, State and Local Environmental Provisions” in Item 1 and “Application of Critical Accounting Policies” in Item 7.
The Utilities’ Rate Plans May Not Provide A Reasonable Return.    The Utilities have rate plans approved by state utility regulators that limit the rates they can charge their customers. The rates are generally designed for, but do not guarantee, the recovery of the Utilities’ cost of service (including a return on equity). See “Utility Regulation – State Utility Regulation, Rate Plans” in Item 1 and “Rate Plans” in Note B to the financial statements in Item 8. Rates usually may not be changed during the specified terms of the rate plans other than to recover energy costs and limited other exceptions. The Utilities’ actual costs may exceed levels provided for such costs in the rate plans. State utility regulators can initiate proceedings to prohibit the Utilities from recovering from their customers the cost of service (including energy costs) that the regulators determine to have been imprudently incurred (see "Other Regulatory Matters" in Note B to the financial statements in Item 8). The Utilities have from time to time entered into settlement agreements to resolve various prudence proceedings.
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
The Intentional Misconduct of Employees or Contractors Could Adversely Affect the Companies.    The violation of laws or regulations by employees or contractors for personal gain may result from contract and procurement fraud, extortion, bribe acceptance, fraudulent related-party transactions and serious breaches of corporate policy or standards of business conduct. Such intentional misconduct by employees or contractors could result in substantial liability, higher costs and increased regulatory requirements. See “Employees” in Item 1.

Operations Risks:
The Failure of, or Damage to, the Companies’ Facilities Could Adversely Affect the Companies.    The Utilities provide electricity, gas and steam service using energy facilities, many of which are located either in, or close to, densely populated public places. See the description of the Utilities’ facilities in Item 1. A failure of, or damage to, these facilities, or an error in the operation or maintenance of these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. A natural disaster such as a major storm, a heat wave or hurricane could damage facilities and the Utilities may experience more severe consequences from attempting to operate during and after such events. The Utilities’ response to such events may be perceived to be below customer expectations. The Utilities could be required to pay substantial amounts that may not be covered by the Utilities’ insurance policies to repair or replace their facilities, compensate others for injury or death or other damage, and settle any proceedings initiated by state utility regulators or other regulatory agencies. The occurrence of such events could also adversely affect the cost and availability of insurance. See “Other Regulatory Matters” in Note B and "Manhattan Steam Main Rupture" and “Manhattan Explosion and Fire” in Note H to the financial statements in Item 8. Changes to laws, regulations or judicial doctrines could further expand the Utilities’ liability for service interruptions. See “Utility Regulation – State Utility Regulation” and "Environmental Matters" in Item 1.
A Cyber Attack Could Adversely Affect the Companies.    The Utilities and other operators of critical energy infrastructure face a heightened risk of cyber attack. The U.S. Department of Energy's Quadrennial Energy Review, issued in January 2017, indicated that cyber threats to the electricity system are increasing in sophistication, magnitude, and frequency. In the event of a cyber attack that the Companies were unable to defend against or mitigate, the Companies could have their operations disrupted, financial and other information systems impaired, property damaged and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation and damage to their reputation. The Companies have experienced cyber attacks, although none of the attacks had a material impact.
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
Financial and Market Risks:
A Disruption In The Wholesale Energy Markets Or Failure By An Energy Supplier Could Adversely Affect The Companies.    Almost all the electricity and gas the Utilities sell to their full-service customers is purchased through the wholesale energy markets or pursuant to contracts with energy suppliers. See the description of the Utilities’ energy supply in Item 1. A disruption in the wholesale energy markets or a failure on the part of the Utilities’ energy suppliers or operators of energy delivery systems that connect to the Utilities’ energy facilities could adversely affect their ability to meet their customers’ energy needs and adversely affect the Companies. In addition, see “Financial and Commodity Market Risks” in Item 7.
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

The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their construction expenditures will exceed $9 billion over the next three years. The Utilities use internally-generated funds, equity contributions from Con Edison, if any, and external borrowings to fund the construction expenditures. The Clean Energy Businesses and Con Edison Transmission are investing in renewable generation and energy infrastructure projects that require funds in excess of those produced in the businesses. Con Edison expects to finance its capital requirements primarily through internally generated funds and the sale of its securities. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.
Changes To Tax Laws Could Adversely Affect the Companies.  Changes to tax laws, regulations or interpretations thereof could have a material adverse impact on the Companies. Changes to tax laws that would have the effect of reducing Con Edison’s taxable income could adversely affect the company’s ability to use its renewable energy tax credits. See Note L to the financial statements in Item 8.

Other Risks:
The Companies’ Strategies May Not Be Effective To Address Changes In The External Business Environment.    The failure to identify, plan and execute strategies to address changes in the external business environment could have a material adverse impact on the Companies. Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted assets. Changes to public policy, laws or regulations (or interpretations thereof), customer behavior or technology could significantly impact the value of the Utilities’ energy delivery facilities, the Clean Energy Businesses’ renewable and energy infrastructure projects and Con Edison Transmission's investment in electric and gas transmission projects. Such changes could also affect the Companies’ opportunities to make additional investments in such assets and the potential return on the investments. See “Utility Regulation – State Utility Regulation – New York Utility Industry – Reforming the Energy Vision,” and “Competition” in Item 1.

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

Item 2:    Properties
Con Edison
Con Edison has no significant properties other than those of the Utilities, the Clean Energy Businesses and Con Edison Transmission.
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
Clean Energy Businesses
For a discussion of the Clean Energy Businesses’ facilities, see “Clean Energy Businesses” in Item 1 (which information is incorporated herein by reference).

Con Edison Transmission
Con Edison Transmission has no properties. Con Edison Transmission has ownership interests in electric and gas transmission companies. For information about these companies, see "Con Edison Transmission" in Item 1 (which information is incorporated herein by reference).

Item 3:    Legal Proceedings
For information about certain legal proceedings affecting the Companies, see “Other Regulatory Matters” in Note B, “Superfund Sites” and “Asbestos Proceedings” in Note G and “Manhattan Steam Main Rupture” and “Manhattan Explosion and Fire” in Note H to the financial statements in Item 8 and “Environmental Matters – CECONY – Superfund” and “Environmental Matters – O&R – Superfund” in Item 1 of this report, which information is incorporated herein by reference.

Item 4:    Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
The following table sets forth certain information about the executive officers of Con Edison and CECONY as of February 16, 2017. As indicated, certain of the executive officers are executive officers of each of Con Edison and CECONY and others are executive officers of Con Edison or CECONY. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison and CECONY
John McAvoy	56	5/14 to present – Chairman of the Board, President and Chief Executive Officer and Director of Con Edison and Chairman, Chief Executive Officer and Trustee of CECONY
		12/13 to 4/14 – President and Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of CECONY
		1/13 to 11/13 – President and Chief Executive Officer of O&R
		12/12 – Senior Vice President of CECONY
		2/09 to 11/12 – Senior Vice President – Central Operations of CECONY
Craig S. Ivey	54	12/09 to present – President of CECONY
Robert Hoglund	55	9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and CECONY
Elizabeth D. Moore	62	5/13 to present – Senior Vice President and General Counsel of Con Edison and CECONY
		5/09 to 4/13 – General Counsel of Con Edison and CECONY
Frances A. Resheske	56	2/02 to present – Senior Vice President – Corporate Affairs (formerly known as Public Affairs) of CECONY
Robert Sanchez	51	9/16 to present – Senior Vice President - Corporate and Shared Services of CECONY
		9/14 to 8/16 Vice President - Brooklyn & Queens Electric Operations of CECONY
		5/11 to 8/14 Vice President - System & Transmission Operations of CECONY
Saumil P. Shukla	57	9/15 to present – Senior Vice President – Utility Shared Services of CECONY
		10/14 to 8/15 – Vice President – Supply Chain (Shared Services)
		9/07 to 9/14 – Vice President - Steam Operations of CECONY
Robert Muccilo	60	7/09 to present – Vice President and Controller of Con Edison and CECONY
		11/09 to present – Chief Financial Officer and Controller of O&R
Gurudatta Nadkarni	51	1/08 to present – Vice President of Strategic Planning of CECONY
Yukari Saegusa	49	9/16 to present – Treasurer of Con Edison and CECONY
		8/16 to present – Vice President of Con Edison and CECONY
		8/13 to present – Treasurer of O&R
		3/13 to 7/16 – Director of Corporate Finance of CECONY
		12/08 to 3/13 – Managing Director, Debt Capital Markets at Barclays Capital

Executive Officers of Con Edison but not CECONY
Timothy P. Cawley	52	12/13 to present – President and Chief Executive Officer of O&R
		11/13 – Senior Vice President of CECONY
		12/12 to 10/13 – Senior Vice President – Central Operations of CECONY
		5/11 to 11/12 – Vice President – Substation Operations of CECONY
Mark Noyes	52	12/16 to present – President and Chief Executive Officer of Con Edison Clean Energy Businesses, Inc.

		5/16 to present – President and Chief Executive Officer of Con Edison Solutions
		10/15 to present – President and Chief Executive Officer of Con Edison Development and Con Edison Energy
		10/14 to 9/15 – Senior Vice President and Chief Operating Officer of Con Edison Development and Con Edison Energy
		3/09 to 9/14 – Vice President of Con Edison Development
Joseph P. Oates	55	9/16 to present – President and Chief Executive Officer of Con Edison Transmission, Inc.
		1/16 to 8/16 – President of Con Edison Transmission, Inc.
		9/15 to 8/16 – Senior Vice President - Corporate Shared Services of CECONY
		9/12 to 8/15 – Senior Vice President – Business Shared Services of CECONY
		7/12 to 8/12 – Senior Vice President of CECONY
		7/07 to 6/12 – Vice President – Energy Management of CECONY

Executive Officers of CECONY but not Con Edison
(All offices and positions listed are with CECONY)
Milovan Blair	54	11/13 to present – Senior Vice President – Central Operations
		10/13 – Vice President
		5/11 to 9/13 – Vice President – Brooklyn and Queens Electric Operations
Marilyn Caselli	62	5/05 to present – Senior Vice President – Customer Operations
Marc E. Huestis	56	2/15 to present – Senior Vice President – Gas Operations
		1/15 – Senior Vice President
		2/14 to 12/14 – Vice President – Manhattan Electric Operations
		1/14 – Vice President
		10/08 to 12/13 – Vice President – Construction
Robert D. Schimmenti	52	9/14 to present – Senior Vice President – Electric Operations
		5/10 to 8/14 – Vice President – Engineering and Planning

Part II
Item 5:    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison
Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2017, there were 46,650 holders of record of Con Edison’s Common Shares.
The market price range for Con Edison’s Common Shares during 2015 and 2016, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2015 and 2016 were as follows:

	2015			2016
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$72.25	$58.65	$0.65	$77.02	$63.47	$0.67
2nd Quarter	$63.03	$56.86	$0.65	$80.44	$70.31	$0.67
3rd Quarter	$67.37	$57.71	$0.65	$81.88	$72.93	$0.67
4th Quarter	$67.94	$60.30	$0.65	$76.03	$68.76	$0.67
On January 19, 2017, Con Edison declared a quarterly dividend of 69 cents per Common Share. The first quarter 2017 dividend will be paid on March 15, 2017.
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
During 2016, the market price of Con Edison’s Common Shares increased by 14.6 percent (from $64.27 at year-end 2015 to $73.68 at year-end 2016). By comparison, the S&P 500 Index increased 9.5 percent and the S&P 500 Utilities Index increased 12.2 percent. The total return to Con Edison’s common shareholders during 2016, including both price appreciation and investment of dividends, was 18.9 percent. By comparison, the total returns for the S&P 500 Index and the S&P 500 Utilities Index were 12.0 percent and 16.3 percent, respectively. For the five-year period 2012 through 2016 inclusive, Con Edison’s shareholders’ total return was 45.7 percent, compared with total returns for the S&P 500 Index and the S&P 500 Utilities Index of 98.1 percent and 63.7 percent, respectively.

Total Return Performance
Consolidated Edison
S&P 500 Index
S&P Utilities
Indexed Value
250
225
200
175
150
125
100
75
2011
2012
2013
2014
2015
2016

	Years Ended December 31,
Company / Index	2011	2012	2013	2014	2015	2016
Consolidated Edison, Inc.	100.00	93.28	96.81	120.82	122.52	145.73
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P Utilities	100.00	101.29	114.67	147.91	140.74	163.66
Based on $100 invested at December 31, 2011, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.
CECONY
The outstanding shares of CECONY’s Common Stock ($2.50 par value) are the only class of common equity of CECONY. They are held by Con Edison and are not traded.
The dividends declared by CECONY in 2015 and 2016 are shown in its Consolidated Statement of Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

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
Corporate Overview
Con Edison’s principal business operations are those of the Utilities. Con Edison's business operations also include those of the Clean Energy Businesses and Con Edison Transmission. See “The Utilities,” “Clean Energy Businesses” and "Con Edison Transmission" in Item 1, and segment financial information in Note N to the financial statements in Item 8 and “Results of Operations,” below. Certain financial data of Con Edison’s businesses are presented below:

	For the Year Ended December 31, 2016				At December 31, 2016
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Assets
CECONY	$10,165	84%	$1,056	85%	$40,856	85%
O&R	821	7%	59	5%	2,758	6%
Total Utilities	10,986	91%	1,115	90%	43,614	91%
Clean Energy Businesses (a)	1,091	9%	118	9%	2,551	5%
Con Edison Transmission	—	—%	20	2%	1,150	2%
Other (b)	(2)	—%	(8)	(1)%	940	2%
Total Con Edison	$12,075	100%	$1,245	100%	$48,255	100%

(a)
Net income from the Clean Energy Businesses for the year ended December 31, 2016 includes $56 million of net gain related to the sale of the retail electric supply business (see Note U to the financial statements in Item 8) and $12 million of net loss related to a goodwill impairment charge on two energy services companies (see Note K to the financial statements in Item 8). Also includes for the year ended December 31, 2016, $3 million of net after-tax mark-to-market gain.

(b)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income and earnings per share for the years ended December 31, 2016, 2015 and 2014 were as follows:

(Millions of Dollars, except per share amounts)	Net Income			Earnings per Share
	2016	2015	2014	2016	2015	2014
CECONY	$1,056	$1,084	$1,058	$3.52	$3.70	$3.61
O&R (a)	59	52	60	0.20	0.18	0.20
Clean Energy Businesses (b)	118	59	(17)	0.39	0.20	(0.05)
Con Edison Transmission	20	—	—	0.07	—	—
Other (c)	(8)	(2)	(9)	(0.03)	(0.01)	(0.03)
Con Edison (d)	$1,245	$1,193	$1,092	$4.15	$4.07	$3.73

(a)	Includes $3 million or $0.01 a share of net loss in 2015 related to the impairment of certain assets held for sale (see Note U to the financial statements in Item 8).

(b)
Includes $56 million or $0.19 a share of net gain related to the sale of the retail electric supply business and $(12) million or $(0.04) a share of net loss related to the goodwill impairment charge on two energy services companies in 2016 (see Notes U and K to the financial statements in Item 8). Also includes $3 million or $0.02 a share and $(73) million or $(0.25) a share of net after-tax mark-to-market gains/(losses) in 2016 and 2014, respectively. Also includes in 2014, an after-tax gain on sale of solar electric production projects of $26 million (see Note U to the financial statements in Item 8) and an after-tax charge of $1 million relating to the LILO transactions that were terminated in 2013.

(c)	Other includes parent company and consolidation adjustments.

(d)	Earnings per share on a diluted basis were $4.12 a share, $4.05 a share and $3.71 a share in 2016, 2015 and 2014, respectively.
The Companies’ results of operations for 2016, as compared with 2015, and for 2015, as compared with 2014, reflect changes in the Utilities' rate plans and regulatory charges and the impact of weather on steam revenues. The results of operations also reflect higher electric retail gross profit and income from renewable investments at the Clean Energy Businesses. The rate plans provide for revenues to cover expected changes in certain operating costs including depreciation, property taxes and other tax matters.

The following table presents the estimated effect on earnings per share and net income for 2016 as compared with 2015, and 2015 as compared with 2014, resulting from these and other major factors:

	2016 vs. 2015 Variation		2015 vs. 2014 Variation
(Millions of Dollars, except per share amounts)	Earnings per Share	Net Income	Earnings per Share	Net Income
CECONY (a)
Changes in rate plans and regulatory charges	$0.34	$96	$0.51	$147
Weather impact on steam revenues	(0.07)	(21)	(0.04)	(13)
Other operations and maintenance expenses	0.15	45	(0.02)	(5)
Depreciation, property taxes and other tax matters	(0.43)	(126)	(0.22)	(64)
Other (b)	(0.17)	(22)	(0.14)	(39)
Total CECONY	(0.18)	(28)	0.09	26
O&R (a)
Changes in rate plans and regulatory charges	—	1	0.04	13
Other operations and maintenance expenses	0.06	19	(0.03)	(9)
Depreciation and property taxes	(0.03)	(10)	(0.01)	(5)
Other (c)	(0.01)	(3)	(0.02)	(7)
Total O&R	0.02	7	(0.02)	(8)
Clean Energy Businesses
Operating revenues less energy costs	0.14	43	0.39	115
Gain on sale of retail electric supply business and solar electric production projects	0.19	56	(0.09)	(26)
Other operations and maintenance expenses	(0.06)	(18)	(0.06)	(16)
Net interest expense	(0.05)	(14)	(0.04)	(11)
Other	(0.03)	(8)	0.05	14
Total Clean Energy Businesses (d)	0.19	59	0.25	76
Con Edison Transmission	0.07	20	—	—
Other, including parent company expenses (e)	(0.02)	(6)	0.02	7
Total variations	$0.08	$52	$0.34	$101

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

(b)
Includes the impact of the dilutive effect of Con Edison's stock issuances. For the year ended December 31, 2014, the variations include a sales and use tax refund received and the gain on sale of non-utility properties of $9 million or $0.03 a share and $8 million or $0.03 a share, respectively,

(c)	Includes the impairment of certain assets held for sale in 2015 shown in note (a) in the Results of Operations table above.

(d)
Includes the net mark-to-market effects, the gain on sale of solar electric production projects, goodwill impairment and the impact of the LILO transactions shown in note (b) in the Results of Operations table above.

(e)	Reflects certain income tax benefits for Con Edison (parent company) of $7 million or $0.02 a share for the year ended December 31, 2015.

The Companies’ other operations and maintenance expenses for the years ended December 31, 2016, 2015 and 2014 were as follows:

(Millions of Dollars)	2016	2015	2014
CECONY
Operations	$1,477	$1,464	$1,384
Pensions and other postretirement benefits	348	364	467
Health care and other benefits	160	159	149
Regulatory fees and assessments (a)	469	550	519
Other	352	344	354
Total CECONY	2,806	2,881	2,873
O&R	301	333	318
Clean Energy Businesses	164	134	108
Con Edison Transmission	3	—	—
Other (b)	(5)	(4)	(5)
Total other operations and maintenance expenses	$3,269	$3,344	$3,294

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2016, 2015 and 2014 follows. For additional business segment financial information, see Note N to the financial statements in Item 8.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
The Companies’ results of operations in 2016 compared with 2015 were:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(163)	(1.6)%	$(24)	(2.8)%	$(292)	(21.1)%	$—	—%	$—	—	$(479)	(3.8)%
Purchased power	(151)	(8.8)	(13)	(6.2)	(370)	(35.4)	—	—	—	—	(534)	(18.0)
Fuel	(76)	(30.6)	—	—	—	—	—	—	—	—	(76)	(30.6)
Gas purchased for resale	(18)	(5.3)	(4)	(7.8)	6	5.7	—	—	(2)	Large	(18)	(3.6)
Other operations and maintenance	(75)	(2.6)	(32)	(9.6)	30	22.4	3	—	(1)	(25.0)%	(75)	(2.2)
Depreciation and amortization	66	6.3	(1)	(1.5)	20	90.9	—	—	1	—	86	7.6
Taxes, other than income taxes	76	4.1	17	27.4	1	5.3	—	—	—	—	94	4.9
Gain on sale of retail electric supply business	—	—	—	—	104	—	—	—	—	—	104	—
Operating income	15	0.7	9	7.4	125	Large	(3)	—	2	Large	148	6.1
Other income less deductions	5	Large	5	Large	(12)	(35.3)	43	—	(1)	Large	40	Large
Net interest expense	19	3.3	1	2.9	23	Large	6	—	(6)	(26.1)	43	6.6
Income before income tax expense	1	0.1	13	15.9	90	Large	34	—	7	30.4	145	8.1
Income tax expense	29	5.1	6	20.0	31	Large	14	—	13	61.9	93	15.4
Net income	$(28)	(2.6)%	$7	13.5%	$59	Large	$20	—%	$(6)	Large	$52	4.4%

(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Year Ended December 31, 2016				For the Year Ended December 31, 2015
(Millions of Dollars)	Electric	Gas	Steam	2016 Total	Electric	Gas	Steam	2015 Total	2016-2015 Variation
Operating revenues	$8,106	$1,508	$551	$10,165	$8,172	$1,527	$629	$10,328	$(163)
Purchased power	1,533	—	35	1,568	1,684	—	35	1,719	(151)
Fuel	104	—	68	172	118	—	130	248	(76)
Gas purchased for resale	—	319	—	319	—	337	—	337	(18)
Other operations and maintenance	2,210	408	188	2,806	2,259	440	182	2,881	(75)
Depreciation and amortization	865	159	82	1,106	820	142	78	1,040	66
Taxes, other than income taxes	1,547	265	120	1,932	1,493	252	111	1,856	76
Operating income	$1,847	$357	$58	$2,262	$1,798	$356	$93	$2,247	$15
Electric
CECONY’s results of electric operations for the year ended December 31, 2016 compared with the year ended December 31, 2015 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Variation
Operating revenues	$8,106	$8,172	$(66)
Purchased power	1,533	1,684	(151)
Fuel	104	118	(14)
Other operations and maintenance	2,210	2,259	(49)
Depreciation and amortization	865	820	45
Taxes, other than income taxes	1,547	1,493	54
Electric operating income	$1,847	$1,798	$49
CECONY’s electric sales and deliveries in 2016 compared with 2015 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2016	December 31, 2015	Variation	Percent Variation		December 31, 2016	December 31, 2015	Variation	Percent Variation
Residential/Religious (b)	10,400	10,543	(143)	(1.4)%		$2,591	$2,771	$(180)	(6.5)%
Commercial/Industrial	9,429	9,602	(173)	(1.8)		1,803	1,974	(171)	(8.7)
Retail choice customers	26,813	26,662	151	0.6		2,768	2,714	54	2.0
NYPA, Municipal Agency and other sales	10,103	10,208	(105)	(1.0)		620	612	8	1.3
Other operating revenues (c)	—	—	—	—		324	101	223	Large
Total	56,745	57,015	(270)	(0.5)%	(d)	$8,106	$8,172	$(66)	(0.8)%

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

(d)	After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area were the same in 2016 compared with 2015.
Operating revenues decreased $66 million in 2016 compared with 2015 due primarily to lower purchased power expenses ($151 million) and lower fuel expenses ($14 million), offset in part by higher revenues from the electric rate plan ($122 million) and changes in regulatory charges ($20 million).
Purchased power expenses decreased $151 million in 2016 compared with 2015 due to lower unit costs ($111 million) and purchased volumes ($40 million).

Fuel expenses decreased $14 million in 2016 compared with 2015 due to lower unit costs ($19 million), offset by higher sendout volumes from the company’s electric generating facilities ($5 million).
Other operations and maintenance expenses decreased $49 million in 2016 compared with 2015 due primarily to a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($52 million) and lower uncollectible expense ($12 million), offset in part by higher costs for municipal infrastructure support ($8 million).
Depreciation and amortization increased $45 million in 2016 compared with 2015 due primarily to higher electric utility plant balances.
Taxes, other than income taxes increased $54 million in 2016 compared with 2015 due primarily to higher property taxes ($66 million), offset in part by lower state and local revenue taxes ($4 million), a favorable state audit settlement ($3 million), lower sales and use tax reserve based on a favorable audit settlement ($3 million) and lower payroll taxes ($2 million).
Gas
CECONY’s results of gas operations for the year ended December 31, 2016 compared with the year ended December 31, 2015 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Variation
Operating revenues	$1,508	$1,527	$(19)
Gas purchased for resale	319	337	(18)
Other operations and maintenance	408	440	(32)
Depreciation and amortization	159	142	17
Taxes, other than income taxes	265	252	13
Gas operating income	$357	$356	$1
CECONY’s gas sales and deliveries, excluding off-system sales, in 2016 compared with 2015 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2016	December 31, 2015	Variation	Percent Variation		December 31, 2016	December 31, 2015	Variation	Percent Variation
Residential	47,794	49,024	(1,230)	(2.5)%		$667	$682	$(15)	(2.2)%
General	28,098	28,173	(75)	(0.3)		266	274	(8)	(2.9)
Firm transportation	68,442	72,864	(4,422)	(6.1)		426	458	(32)	(7.0)
Total firm sales and transportation	144,334	150,061	(5,727)	(3.8)	(b)	1,359	1,414	(55)	(3.9)
Interruptible sales (c)	8,957	6,332	2,625	41.5		34	46	(12)	(26.1)
NYPA	43,101	44,038	(937)	(2.1)		2	2	—	—
Generation plants	87,835	83,634	4,201	5.0		25	26	(1)	(3.8)
Other	21,165	21,223	(58)	(0.3)		32	28	4	14.3
Other operating revenues (d)	—	—	—	—		56	11	45	Large
Total	305,392	305,288	104	—%		$1,508	$1,527	$(19)	(1.2)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 3.9 percent in 2016 compared with 2015, reflecting primarily increased volumes attributable to additional customers that have converted from oil-to-gas as heating fuel for their buildings.

(c)	Includes 4,708 thousands and 1,229 thousands of Dt for 2016 and 2015, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

Operating revenues decreased $19 million in 2016 compared with 2015 due primarily to lower gas purchased for resale expense ($18 million).

Gas purchased for resale decreased $18 million in 2016 compared with 2015 due to lower unit costs ($32 million), offset by higher sendout volumes ($14 million).
Other operations and maintenance expenses decreased $32 million in 2016 compared with 2015 due primarily to a decrease in the surcharges for assessments and fees that are collected in revenues from customers ($25 million), lower gas operating costs ($10 million) and lower uncollectible expense ($2 million), offset in part by higher costs for municipal infrastructure support ($5 million).
Depreciation and amortization increased $17 million in 2016 compared with 2015 due primarily to higher gas utility plant balances.
Taxes, other than income taxes increased $13 million in 2016 compared with 2015 due primarily to higher property taxes ($16 million), offset in part by lower state and local revenue taxes ($2 million).
Steam
CECONY’s results of steam operations for the year ended December 31, 2016 compared with the year ended December 31, 2015 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Variation
Operating revenues	$551	$629	$(78)
Purchased power	35	35	—
Fuel	68	130	(62)
Other operations and maintenance	188	182	6
Depreciation and amortization	82	78	4
Taxes, other than income taxes	120	111	9
Steam operating income	$58	$93	$(35)
CECONY’s steam sales and deliveries in 2016 compared with 2015 were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Years Ended					For the Years Ended
Description	December 31, 2016	December 31, 2015	Variation	Percent Variation		December 31, 2016	December 31, 2015	Variation	Percent Variation
General	465	538	(73)	(13.6)%		$23	$29	$(6)	(20.7)%
Apartment house	5,792	6,272	(480)	(7.7)		148	176	(28)	(15.9)
Annual power	13,722	15,109	(1,387)	(9.2)		378	453	(75)	(16.6)
Other operating revenues (a)	—	—	—	—		2	(29)	31	Large
Total	19,979	21,919	(1,940)	(8.9)%	(b)	$551	$629	$(78)	(12.4)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.2 percent in 2016 compared with 2015.
Operating revenues decreased $78 million in 2016 compared with 2015 due primarily to lower fuel expenses ($62 million) and the weather impact on revenues ($35 million), offset in part by higher revenues from the steam rate plan ($22 million).
Fuel expenses decreased $62 million in 2016 compared with 2015 due to lower unit costs ($57 million) and sendout volumes ($5 million).
Other operations and maintenance expenses increased $6 million in 2016 compared with 2015 due primarily to higher costs for municipal infrastructure support.
Depreciation and amortization increased $4 million in 2016 compared with 2015 due primarily to higher steam utility plant balances.
Taxes, other than income taxes increased $9 million in 2016 compared with 2015 due primarily to higher property taxes ($12 million), offset in part by lower state and local revenue taxes ($2 million).

Taxes, Other Than Income Taxes
At $1.9 billion, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

	For the Years Ended December 31,
(Millions of Dollars)	2016		2015		Variation
Property taxes	$1,557		$1,463		$94
State and local taxes related to revenue receipts	315		323		(8)
Payroll taxes	65		67		(2)
Other taxes	(5)		3		(8)
Total	$1,932	(a)	$1,856	(a)	$76

(a)	Including sales tax on customers’ bills, total taxes other than income taxes in 2016 and 2015 were $2,358 million and $2,302 million, respectively.

Other Income (Deductions)
Other income (deductions) increased $5 million in 2016 compared with 2015 due primarily to an increase in the allowance for equity funds used during construction ($4 million).
Net Interest Expense
Net interest expense increased $19 million in 2016 compared with 2015 due primarily to new debt issuances in 2016.
Income Tax Expense
Income taxes increased $29 million in 2016 compared with 2015 due primarily to plant-related flow through items ($57 million) and an increase in uncertain tax positions ($2 million), offset in part by lower state income taxes ($15 million) and higher research and development tax credits ($14 million).
O&R

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
(Millions of Dollars)	Electric	Gas	2016 Total	Electric	Gas	2015 Total	2016-2015 Variation
Operating revenues	$637	$184	$821	$663	$182	$845	$(24)
Purchased power	197	—	197	210	—	210	(13)
Gas purchased for resale	—	47	47	—	51	51	(4)
Other operations and maintenance	244	57	301	256	77	333	(32)
Depreciation and amortization	49	18	67	50	18	68	(1)
Taxes, other than income taxes	52	27	79	44	18	62	17
Operating income	$95	$35	$130	$103	$18	$121	$9
Electric
O&R’s results of electric operations for the year ended December 31, 2016 compared with the year ended December 31, 2015 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Variation
Operating revenues	$637	$663	$(26)
Purchased power	197	210	(13)
Other operations and maintenance	244	256	(12)
Depreciation and amortization	49	50	(1)
Taxes, other than income taxes	52	44	8
Electric operating income	$95	$103	$(8)

O&R’s electric sales and deliveries in 2016 compared with 2015 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2016	December 31, 2015	Variation	Percent Variation		December 31, 2016	December 31, 2015	Variation	Percent Variation
Residential/Religious (b)	1,654	1,597	57	3.6%		$304	$307	$(3)	(1.0)%
Commercial/Industrial	801	802	(1)	(0.1)		114	124	(10)	(8.1)
Retail choice customers	3,180	3,237	(57)	(1.8)		213	213	—	—
Public authorities	100	100	—	—		8	10	(2)	(20.0)
Other operating revenues (c)	—	—	—	—		(2)	9	(11)	Large
Total	5,735	5,736	(1)	—%	(d)	$637	$663	$(26)	(3.9)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 0.9 percent in 2016 compared with 2015.
Operating revenues decreased $26 million in 2016 compared with 2015 due primarily to lower purchased power expenses ($13 million) and lower revenues from the New York electric rate plan (which includes the reconciliation of certain expenses, see Note B to the financial statements in Item 8) ($7 million).
Purchased power expenses decreased $13 million in 2016 compared with 2015 due to a decrease in unit costs ($18 million), offset by an increase in purchased volumes ($5 million).
Other operations and maintenance expenses decreased $12 million in 2016 compared with 2015 due primarily to regulatory accounting effects of pension costs ($11 million) and the charge-off of certain regulatory assets in 2015 ($4 million), offset by higher operating costs ($3 million).
Depreciation and amortization decreased $1 million in 2016 compared with 2015 due primarily to lower average depreciation rates.
Taxes, other than income taxes increased $8 million in 2016 compared with 2015 due primarily to higher property taxes.
Gas
O&R’s results of gas operations for the year ended December 31, 2016 compared with the year ended December 31, 2015 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Variation
Operating revenues	$184	$182	$2
Gas purchased for resale	47	51	(4)
Other operations and maintenance	57	77	(20)
Depreciation and amortization	18	18	—
Taxes, other than income taxes	27	18	9
Gas operating income	$35	$18	$17

O&R’s gas sales and deliveries, excluding off-system sales, in 2016 compared with 2015 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2016	December 31, 2015	Variation	Percent Variation		December 31, 2016	December 31, 2015	Variation	Percent Variation
Residential	7,872	7,664	208	2.7%		$84	$77	$7	9.1%
General	1,851	1,684	167	9.9		15	14	1	7.1
Firm transportation	10,381	11,752	(1,371)	(11.7)		70	68	2	2.9
Total firm sales and transportation	20,104	21,100	(996)	(4.7)	(b)	169	159	10	6.3
Interruptible sales	3,853	4,205	(352)	(8.4)		3	3	—	—
Generation plants	18	25	(7)	(28.0)		—	—	—	—
Other	867	906	(39)	(4.3)		—	—	—	—
Other gas revenues	—	—	—	—		12	20	(8)	(40.0)
Total	24,842	26,236	(1,394)	(5.3)%		$184	$182	$2	1.1%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 2.3 percent in 2016 compared with 2015.
Operating revenues increased $2 million in 2016 compared with 2015 due primarily to higher revenues from the New York gas rate plan ($9 million), offset in part by the decrease in gas purchased for resale ($4 million).
Gas purchased for resale decreased $4 million in 2016 compared with 2015 due to a decrease in purchased volumes ($5 million), offset by an increase in unit costs ($1 million).
Other operations and maintenance expenses decreased $20 million in 2016 compared with 2015 due primarily to the charge-off of certain regulatory assets in 2015 ($14 million) and regulatory accounting effects of pension costs ($10 million), offset by higher operating costs ($4 million).
Taxes, other than income taxes increased $9 million in 2016 compared with 2015 due primarily to higher property taxes.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $17 million in 2016 compared with 2015. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2016		2015		Variation
Property taxes	$63		$46		$17
State and local taxes related to revenue receipts	10		10		—
Payroll taxes	6		6		—
Total	$79	(a)	$62	(a)	$17

(a)	Including sales tax on customers’ bills, total taxes other than income taxes in 2016 and 2015 were $105 million and $88 million, respectively.

Other Income (Deductions)
Other income (deductions) increased $5 million in 2016 compared with 2015 due primarily to the impairment of certain assets held for sale in 2015 (see Note U to the financial statements in Item 8).
Income Tax Expense
Income taxes increased $6 million in 2016 compared with 2015 due primarily to higher income before income tax expense ($5 million) and plant-related flow through items ($3 million), offset in part by lower taxable reimbursement in insurance claims ($1 million) and a higher tax benefit from a corporate-owned life insurance policy ($1 million).

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the year ended December 31, 2016 compared with the year ended December 31, 2015 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Variation
Operating revenues	$1,091	$1,383	$(292)
Purchased power	674	1,044	(370)
Gas purchased for resale	112	106	6
Other operations and maintenance	164	134	30
Depreciation and amortization	42	22	20
Taxes, other than income taxes	20	19	1
Gain on sale of retail electric supply business	104	—	104
Operating income	$183	$58	$125
Operating revenues decreased $292 million in 2016 compared with 2015 due primarily to lower electric retail revenues. Electric retail revenues decreased $389 million in 2016 as compared with 2015 due to the sale of the retail electric supply business (see Note U to the financial statements in Item 8). Solar revenues increased $54 million in 2016 as compared with 2015 due primarily to an increase in solar electric production projects in operation. Energy services revenues increased $41 million due to an increase in active projects. Wholesale revenues increased $8 million in 2016 compared with 2015 due primarily to higher sales volumes. Net mark-to-market values increased $6 million in 2016 as compared with 2015, of which $12 million in gains are reflected in purchased power expenses and $6 million in losses are reflected in revenues.
Purchased power expenses decreased $370 million in 2016 compared with 2015 due to the sale of the retail electric supply business ($373 million) (see Note U to the financial statements in Item 8) and changes in mark-to-market gains ($12 million).
Gas purchased for resale increased $6 million in 2016 compared with 2015 due primarily to higher sales volumes.
Other operations and maintenance expenses increased $30 million in 2016 compared with 2015 due primarily to an increase in energy services costs ($28 million) and other general operating expenses ($2 million).
Depreciation and amortization increased $20 million in 2016 compared with 2015 due primarily to an increase in renewable electric production projects in operation during 2016.
Taxes, other than income taxes increased $1 million in 2016 compared with 2015 due primarily to higher property taxes ($5 million), offset by lower gross receipt taxes ($4 million).
Gain on sale of retail electric supply business was $104 million in 2016 reflecting the sale of the retail electric supply business (see Note U to the financial statements in Item 8).
Other Income (Deductions)
Other income (deductions) decreased $12 million in 2016 compared with 2015 due primarily to the impairment of goodwill ($15 million) (see Note K to the financial statements in Item 8), offset in part by income from solar electric production investments ($3 million).
Net Interest Expense
Net interest expense increased $23 million in 2016 compared with 2015 due primarily to new debt issuances for renewable electric production projects.
Income Tax Expense
Income taxes increased $31 million in 2016 compared with 2015 due primarily to higher income before income tax expense ($38 million), an increase to deferred state income taxes as a result of the sale of the retail electric supply business ($4 million) and an increase in valuation allowances against state net operating loss carryforwards ($3 million), offset in part by higher production tax credits ($10 million) and the reversal of uncertain tax positions ($4 million).

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $43 million in 2016 compared with 2015 due primarily to earnings from equity investments in 2016 (see Note U to the financial statements in Item 8).
Income Tax Expense
Income taxes increased $14 million in 2016 compared with 2015 due primarily to higher income before income tax expense.

Other
For Con Edison, “Other” also includes intercompany eliminations relating to operating revenues and operating expenses.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
The Companies’ results of operations in 2015 compared with 2014 were:

	CECONY		O&R		Clean Energy Businesses (a)		Other (b)		Con Edison (c)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(458)	(4.2)%	$(47)	(5.3)%	$139	11.2%	$1	33.3%	$(365)	(2.8)%
Purchased power	(372)	(17.8)	(28)	(11.8)	(44)	(4.0)	—	—	(444)	(13.0)
Fuel	(37)	(13.0)	—	—	—	—	—	—	(37)	(13.0)
Gas purchased for resale	(272)	(44.7)	(37)	(42.0)	(9)	(7.8)	2	Large	(316)	(39.0)
Other operations and maintenance	8	0.3	15	4.7	26	24.1	1	20.0	50	1.5
Depreciation and amortization	49	4.9	7	11.5	3	15.8	—	—	59	5.5
Taxes, other than income taxes	58	3.2	2	3.3	—	—	—	—	60	3.2
Gain on sale of solar electric production projects	—	—	—	—	(45)	—	—	—	(45)	—
Operating income (loss)	108	5.0	(6)	(4.7)	118	Large	(2)	(66.7)	218	9.9
Other income less deductions	(16)	Large	(7)	Large	6	21.4	(1)	—	(18)	(42.9)
Net interest expense	47	8.8	—	—	19	Large	(4)	(14.8)	62	10.5
Income before income tax expense	45	2.8	(13)	(13.7)	105	Large	1	4.2	138	8.3
Income tax expense	19	3.4	(5)	(14.3)	29	Large	(6)	(40.0)	37	6.5
Net income	$26	2.5%	$(8)	(13.3)%	$76	Large	$7	77.8%	$101	9.2%

(a)	See “Overview - Clean Energy Businesses” in Item 1.

(b)	Includes parent company and consolidation adjustments.

(c)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Year Ended December 31, 2015				For the Year Ended December 31, 2014
(Millions of Dollars)	Electric	Gas	Steam	2015 Total	Electric	Gas	Steam	2014 Total	2015-2014 Variation
Operating revenues	$8,172	$1,527	$629	$10,328	$8,437	$1,721	$628	$10,786	$(458)
Purchased power	1,684	—	35	1,719	2,036	—	55	2,091	(372)
Fuel	118	—	130	248	180	—	105	285	(37)
Gas purchased for resale	—	337	—	337	—	609	—	609	(272)
Other operations and maintenance	2,259	440	182	2,881	2,270	418	185	2,873	8
Depreciation and amortization	820	142	78	1,040	781	132	78	991	49
Taxes, other than income taxes	1,493	252	111	1,856	1,458	248	92	1,798	58
Operating income	$1,798	$356	$93	$2,247	$1,712	$314	$113	$2,139	$108
Electric
CECONY’s results of electric operations for the year ended December 31, 2015 compared with the year ended December 31, 2014 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	Variation
Operating revenues	$8,172	$8,437	$(265)
Purchased power	1,684	2,036	(352)
Fuel	118	180	(62)
Other operations and maintenance	2,259	2,270	(11)
Depreciation and amortization	820	781	39
Taxes, other than income taxes	1,493	1,458	35
Electric operating income	$1,798	$1,712	$86
CECONY’s electric sales and deliveries in 2015 compared with 2014 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2015	December 31, 2014	Variation	Percent Variation		December 31, 2015	December 31, 2014	Variation	Percent Variation
Residential/Religious (b)	10,543	9,868	675	6.8%		$2,771	$2,847	$(76)	(2.7)%
Commercial/Industrial	9,602	9,834	(232)	(2.4)		1,974	2,176	(202)	(9.3)
Retail choice customers	26,662	26,221	441	1.7		2,714	2,646	68	2.6
NYPA, Municipal Agency and other sales	10,208	10,380	(172)	(1.7)		612	625	(13)	(2.1)
Other operating revenues (c)	—	—	—	—		101	143	(42)	(29.4)
Total	57,015	56,303	712	1.3%	(d)	$8,172	$8,437	$(265)	(3.1)%

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

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

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

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the year ended December 31, 2015 compared with the year ended December 31, 2014 is as follows:

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
Depreciation and amortization expense increased $3 million in 2015 compared with 2014 due primarily to an increase in solar electric production projects in operation during 2015.
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
The principal factors affecting Con Edison’s liquidity are its investments in the Utilities, the Clean Energy Businesses and Con Edison Transmission, the dividends it pays to its shareholders and the dividends it receives from the Utilities and cash flows from financing activities discussed below.
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
Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:
Con Edison

(Millions of Dollars)	2016	2015	Variance 2016 vs. 2015	2014	Variance 2015 vs. 2014
Operating activities	$3,459	$3,277	$182	$2,831	$446
Investing activities	(4,976)	(3,657)	(1,319)	(2,759)	(898)
Financing activities	1,345	629	716	(47)	676
Net change for the period	(172)	249	(421)	25	224
Balance at beginning of period	944	699	245	674	25
Balance at end of period	772	948	(176)	699	249
Less: Change in cash balances held for sale	(4)	4	(8)	—	4
Balance at end of period excluding held for sale	$776	$944	$(168)	$699	$245
CECONY

(Millions of Dollars)	2016	2015	Variance 2016 vs. 2015	2014	Variance 2015 vs. 2014
Operating activities	$3,038	$2,819	$219	$2,430	$389
Investing activities	(2,739)	(2,638)	(101)	(2,304)	(334)
Financing activities	(440)	17	(457)	(114)	131
Net change for the period	(141)	198	(339)	12	186
Balance at beginning of period	843	645	198	633	12
Balance at end of period	$702	$843	$(141)	$645	$198
Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is affected primarily by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. See "Utility Regulation - State Utility Regulation - New York Utility Industry - Reforming the Energy Vision," "Competition" and "Environmental Matters - Climate Change" in Item 1. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but generally not net income. See Note B to the financial statements in Item 8. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.
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
Net cash flows from operating activities in 2016 for Con Edison and CECONY were $182 million and $219 million higher, respectively, than in 2015. The increase in net cash flows for Con Edison and CECONY reflects primarily lower income taxes paid, net of refunds received in 2016 as compared with 2015 ($144 million and $325 million, respectively), offset by higher interest payments ($67 million and $27 million, respectively) in 2016. The amount and timing of income tax payments and refunds received reflect, among other things, the extension of bonus depreciation tax provisions. See Note L to the financial statements in Item 8.
Net cash flows from operating activities in 2015 for Con Edison and CECONY were $446 million and $389 million higher, respectively, than in 2014. The increase in net cash flows for Con Edison and CECONY reflects primarily lower income taxes paid, net of refunds received in 2015 ($669 million and $585 million, respectively), offset in part by increased pension contributions ($172 million and $159 million, respectively) in 2015. The amount and timing of income tax payments and refunds received reflect, among other things, the extension of bonus depreciation tax provisions. See Note L to the financial statements in Item 8. For information about the Companies' pension contributions, see Note E to the financial statements in Item 8.
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
Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $1,319 million and $101 million higher, respectively, in 2016 than in 2015. The change for Con Edison reflects primarily increased investments in/acquisitions of electric and gas transmission projects ($1,076 million), increased utility construction expenditures in 2016 ($273 million) and increased non-utility construction expenditures related to development of renewable electric production projects ($353 million), offset in part by the proceeds from the sale and transfer of assets ($374 million). The change for CECONY reflects primarily increased utility construction expenditures in 2016 ($262 million), offset in part by the proceeds from the transfer of assets to NY Transco ($122 million).
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
Cash Flows From Financing Activities
Net cash flows from financing activities in 2016 for Con Edison and CECONY were $716 million higher and $457 million lower, respectively, than in 2015. Net cash flows from financing activities in 2015 for Con Edison and CECONY were $676 million and $131 million higher, respectively, than in 2014.
Net cash flows from financing activities during the year ended December 31, 2016 reflect the following Con Edison transactions:

2016

•
Borrowed $400 million pursuant to a credit agreement with a syndicate of banks, the net proceeds from the borrowing of which were used for general corporate purposes. The borrowing matures in 2018 and bears interest at a rate of LIBOR plus 1.00 percent;

•
Issued approximately 10 million common shares resulting in net proceeds, after issuance expenses, of $702 million and $500 million of 2.00 percent debentures, due 2021, the net proceeds from the sale of which were used in connection with the acquisition by a CET Gas subsidiary of a 50 percent equity interest in a gas pipeline and storage joint venture (see "Con Edison Transmission" in Item 1) and for general corporate purposes.

Con Edison had no issuances of long-term debt in 2015 or 2014.

Con Edison’s cash flows from financing activities in 2016, 2015 and 2014 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long term incentive plans of $97 million, $29 million and $1 million, respectively, net of repurchases in 2015 and 2014.

Net cash flows from financing activities during the years ended December 31, 2016, 2015 and 2014 reflect the following CECONY transactions:
2016

•	Issued $250 million of 2.90 percent 10-year debentures, $500 million of 4.30 percent 40-year debentures and
$550 million of 3.85 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes;

•	Redeemed at maturity $400 million of 5.50 percent 10-year debentures; and

•	Redeemed at maturity $250 million of 5.30 percent 10-year debentures.

2015

•	Issued $650 million of 4.50 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes; and

•	Redeemed at maturity $350 million of 5.375 percent 10-year debentures.
2014

•
Issued $750 million of 4.625 percent 40-year debentures, $250 million of 3.30 percent 10-year debentures and $850 million of 4.45 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes;

•	Redeemed at maturity $200 million of 4.70 percent 10-year debentures; and

•	Redeemed at maturity $275 million of 5.55 percent 5-year debentures.
Con Edison's net cash flows from financing activities during the years ended December 31, 2016 and 2015 also reflect the following O&R transactions:
2016

•	Issued $75 million of 3.88 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings; and

•	Redeemed at maturity $75 million of 5.45 percent 10-year debentures.

2015

•
Issued $100 million of 4.69 percent 30-year debentures and $120 million of 4.95 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes;

•	Redeemed at maturity $40 million of 5.30 percent 10-year debentures;

•	Redeemed at maturity $55 million of 2.50 percent 5-year debentures; and

•	Redeemed at maturity $44 million of variable rate tax-exempt 20-year debt.

O&R had no long-term debt transactions in 2014.

Con Edison's net cash flows from financing activities during the years ended December 31, 2016 and 2015 also reflect the following Clean Energy Businesses transactions:
2016

•
Borrowed $2 million pursuant to a loan agreement with a New Jersey utility. The borrowing matures in 2026, bears interest of 11.18 percent and may be repaid in cash or project Solar Renewable Energy Certificates;

•	Issued $95 million of 4.07 percent senior notes, due 2036, secured by the company's California Holdings 3 renewable electric production project; and

•	Issued $218 million of 4.21 percent senior notes, due 2041, secured by the company's Texas Solar 7 renewable electric production project.

2015

•	Issued $118 million of 3.94 percent senior notes, due in 2036, secured by the company's California Holdings 2 renewable electric production project; and

•	Issued $159 million of 4.53 percent senior notes due in 2040, secured by the company's Texas Solar 5 renewable electric production project.

The Clean Energy Businesses had no issuances of long-term debt in 2014.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2016, 2015 and 2014 and the average daily balances for 2016, 2015 and 2014 for Con Edison and CECONY were as follows:

	2016		2015		2014
(Millions of Dollars, except Weighted Average Yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$1,054	$744	$1,529	$823	$801	$899
CECONY	$600	$362	$1,033	$379	$451	$765
Weighted average yield	1.0%	0.6%	0.7%	0.4%	0.4%	0.2%
Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.
Capital Requirements and Resources
For information about capital requirements, contractual obligations and capital resources, see “Capital Requirements and Resources” in Item 1.

Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at December 31, 2016, compared with December 31, 2015.

	Con Edison	CECONY
(Millions of Dollars)	2016 vs. 2015 Variance	2016 vs. 2015 Variance
Assets
Non-utility property, less accumulated depreciation	$650	$(1)
Investments	1,037	29
Regulatory asset – Unrecognized pension and other postretirement costs	(1,002)	(967)
Liabilities
Deferred income taxes and investment tax credits	$668	$695
System benefit charge	244	221
Pension and retiree benefits	(1,064)	(1,021)

Non-Utility Property, Less Accumulated Depreciation
The increase in non-utility property, less accumulated depreciation, for Con Edison reflects the purchase of interests in, and construction expenditures for, renewable electric production projects. See "Clean Energy Businesses - Con Edison Development" and "Capital Requirements and Resources - Capital Requirements" in Item 1.
Investments
The increase in investments for Con Edison reflects primarily the purchase of a 50 percent equity interest in a gas pipeline and storage joint venture. See “Con Edison Transmission” in Item 1 and "Investments" in Note A and Note U to the financial statements in Item 8.

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits
The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2016, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year's amortization of accounting costs. The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2016. See Notes B, E and F to the financial statements in Item 8.
Deferred Income Taxes and Investment Tax Credits
The increase in the liability for deferred income taxes and investment tax credits for Con Edison and CECONY reflects primarily bonus depreciation in 2016, partially offset by the increase in deferred income tax assets associated with the federal tax attribute carryforwards related to the net operating loss and general business tax credits. See Note L to the financial statements in Item 8.

System Benefit Charge
The increase in the liability for the system benefit charge reflects amounts collected by the Utilities from their customers that will be required to be paid to NYSERDA. See “Environmental Matters - Climate Change” in Item 1.
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

Application of Critical Accounting Policies
The Companies’ financial statements reflect the application of their accounting policies, which conform to accounting principles generally accepted in the United States of America. The Companies’ critical accounting policies include industry-specific accounting applicable to regulated public utilities and accounting for pensions and other postretirement benefits, contingencies, long-lived assets, goodwill and derivative instruments.
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
In the event that regulatory assets of the Utilities were no longer probable of recovery, as required by the accounting rules for regulated operations, these regulatory assets would be charged to earnings. At December 31, 2016, the regulatory assets for Con Edison and CECONY were $7,124 million and $6,563 million, respectively.
Accounting for Pensions and Other Postretirement Benefits
The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. The Clean Energy Businesses also provide such benefits to certain of their employees. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2016, 2015 and 2014.
The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa or higher by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.
In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.
The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2017 are decreases, compared with 2016, in their pension and other postretirement benefits costs of $85 million and $84 million, respectively.

The following table illustrates the effect on 2017 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25)%	$50	$3	$53
CECONY	(0.25)%	$48	$2	$50
Expected return on plan assets
Con Edison	(0.25)%	$31	$2	$33
CECONY	(0.25)%	$29	$2	$31
Health care trend rate
Con Edison	1.00%	$—	$1	$1
CECONY	1.00%	$—	$(3)	$(3)
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25)%	$512	$34	$546
CECONY	(0.25)%	$482	$27	$509
Health care trend rate
Con Edison	1.00%	$—	$(4)	$(4)
CECONY	1.00%	$—	$(24)	$(24)
A 5.0 percentage point variation in the actual annual return in 2017, as compared with the expected annual asset return of 7.50 percent, would change pension and other postretirement benefit costs for Con Edison and CECONY by approximately $34 million and $32 million, respectively, in 2018.
Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R and the Clean Energy Businesses make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.
The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate plans. The Companies were not required to make cash contributions to the pension plan in 2016 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the pension plan in 2016 of $469 million and $39 million, respectively. In 2017, CECONY and O&R expect to make contributions to the pension plan of $388 million and $35 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.
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
The Utilities recover costs for asbestos lawsuits, workers’ compensation and environmental remediation pursuant to their current rate plans. Generally, changes during the terms of the rate plans to the amounts accrued for these contingencies would not impact earnings.

Accounting for Long-Lived and Intangible Assets
The accounting rules for certain long-lived assets and intangible assets with definite lives require testing for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The carrying amount of a long-lived asset or intangible asset with a definite life is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Under the accounting rules, an impairment loss is recognized if the carrying amount is not recoverable from such cash flows, and exceeds its fair value, which approximates market value. In 2015, Con Edison recorded a $5 million impairment charge on Pike assets held for sale. See Note U to the financial statements in Item 8. No impairment charges on long-lived assets were recognized in 2016 or 2014. No impairment charges on intangible assets with definite lives were recognized in 2016, 2015 or 2014. For information about the Companies' intangible assets, see Note K to the financial statements in Item 8.
Accounting for Goodwill
In accordance with the accounting rules for goodwill and intangible assets, Con Edison is required to test goodwill for impairment annually or whenever there is a triggering event. See Note K to the financial statements in Item 8. Goodwill is tested for impairment using a two-step quantitative approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill.
Goodwill was $428 million at December 31, 2016, which consists of $406 million related to the O&R merger, $14 million related to a residential solar company owned by Con Edison Solutions and $8 million related to a gas storage company owned by Con Edison Development. The most recent tests, which were performed during 2016, required a second-step assessment to be performed on goodwill of $15 million related to two energy service companies owned by Con Edison Solutions. Based on the results of step two of the impairment test, Con Edison Solutions recorded an impairment charge of $15 million ($12 million, net of tax). A second-step assessment of the goodwill related to the O&R merger, residential solar company and gas storage company was not required. Con Edison's most significant assumptions for the goodwill impairment tests relate to the estimates of reporting unit fair values. The company estimated fair values using primarily discounted cash flows and market valuations for a proxy group of companies. Estimates of future cash flows, projected growth rates and discount rates inherent in the cash flow estimates for the gas storage and residential solar companies may vary significantly from actual results, which could result in a future impairment of goodwill.
Accounting for Derivative Instruments
The Companies apply the accounting rules for derivatives and hedging to their derivative financial instruments. The Companies use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase and sale of electricity and gas. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. The Clean Energy Businesses have also hedged interest rate risk on certain debt securities. See “Financial and Commodity Market Risks” below and Note O to the financial statements in Item 8.

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

Interest Rate Risk
The Companies' interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at December 31, 2016, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $3 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.
Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note O to the financial statements in Item 8.
Con Edison estimates that, as of December 31, 2016, a 10 percent decline in market prices would result in a decline in fair value of $68 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $60 million is for CECONY and $8 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.
The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level and compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the years ended December 31, 2016 and 2015, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2016	2015
	(Millions of Dollars)
Average for the period	$2	$1
High	4	2
Low	1	—
Credit Risk
The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the Clean Energy Businesses. See “Credit Exposure” in Note O to the financial statements in Item 8.
Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans and to the investments of the Clean Energy Businesses and Con Edison Transmission that are accounted for under the equity method. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits” above and Notes A, E and F to the financial statements in Item 8.
The Companies’ current investment policy for pension plan assets includes investment targets of 52 to 64 percent equities and 35 to 49 percent fixed income and other securities. At December 31, 2016, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.

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

Supplementary Financial Information
Selected Quarterly Financial Data for the years ended December 31, 2016 and 2015 (Unaudited)

	2016
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,156	$2,794	$3,417	$2,707
Operating income	642	515	940	478
Net income	310	232	497	207
Basic earnings per share	$1.05	$0.78	$1.63	$0.68
Diluted earnings per share	$1.05	$0.77	$1.62	$0.67

	2015
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,616	$2,788	$3,443	$2,707
Operating income	726	472	830	399
Net income	370	219	428	176
Basic earnings per share	$1.26	$0.75	$1.46	$0.60
Diluted earnings per share	$1.26	$0.74	$1.45	$0.60
In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

	2016
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,632	$2,281	$2,828	$2,424
Operating income	640	392	766	463
Net income	310	161	388	197

	2015
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$3,010	$2,283	$2,829	$2,206
Operating income	684	460	745	358
Net income	348	211	375	149
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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2016, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy
John McAvoy
Chairman, President and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 16, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Consolidated Edison, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries (the Company) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 16, 2017

Consolidated Edison, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2016	2015	2014
OPERATING REVENUES
Electric	$8,741	$8,832	$9,114
Gas	1,692	1,709	1,933
Steam	551	629	628
Non-utility	1,091	1,384	1,244
TOTAL OPERATING REVENUES	12,075	12,554	12,919
OPERATING EXPENSES
Purchased power	2,439	2,973	3,417
Fuel	172	248	285
Gas purchased for resale	477	495	811
Other operations and maintenance	3,269	3,344	3,294
Depreciation and amortization	1,216	1,130	1,071
Taxes, other than income taxes	2,031	1,937	1,877
TOTAL OPERATING EXPENSES	9,604	10,127	10,755
Gain on sale of retail electric supply business and solar electric production projects	104	—	45
OPERATING INCOME	2,575	2,427	2,209
OTHER INCOME (DEDUCTIONS)
Investment and other income	91	35	54
Allowance for equity funds used during construction	10	5	2
Other deductions	(37)	(16)	(14)
TOTAL OTHER INCOME	64	24	42
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,639	2,451	2,251
INTEREST EXPENSE
Interest on long-term debt	678	632	587
Other interest	24	24	5
Allowance for borrowed funds used during construction	(6)	(3)	(1)
NET INTEREST EXPENSE	696	653	591
INCOME BEFORE INCOME TAX EXPENSE	1,943	1,798	1,660
INCOME TAX EXPENSE	698	605	568
NET INCOME	$1,245	$1,193	$1,092
Net income per common share — basic	$4.15	$4.07	$3.73
Net income per common share — diluted	$4.12	$4.05	$3.71
DIVIDENDS DECLARED PER COMMON SHARE	$2.68	$2.60	$2.52
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC (IN MILLIONS)	300.4	293.0	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED (IN MILLIONS)	301.9	294.4	294.0
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
NET INCOME	$1,245	$1,193	$1,092
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	7	11	(20)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	7	11	(20)
COMPREHENSIVE INCOME	$1,252	$1,204	$1,072
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
OPERATING ACTIVITIES
Net Income	$1,245	$1,193	$1,092
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,216	1,130	1,071
Deferred income taxes	783	653	518
Rate case amortization and accruals	(210)	(52)	121
Common equity component of allowance for funds used during construction	(10)	(5)	(2)
Net derivative (gains)/losses	(6)	3	128
Pre-tax gain on sale of retail electric supply business and solar electric production projects	(104)	—	(45)
Other non-cash items, net	142	77	(35)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	(69)	96	44
Materials and supplies, including fuel oil and gas in storage	13	22	(10)
Other receivables and other current assets	54	(27)	316
Income taxes receivable	87	58	(224)
Prepayments	20	(14)	(27)
Accounts payable	29	(79)	(9)
Pensions and retiree benefits obligations, net	609	756	822
Pensions and retiree benefits contributions	(515)	(756)	(584)
Accrued taxes	2	(10)	(404)
Accrued interest	14	4	(113)
Superfund and environmental remediation costs, net	69	22	28
Distributions from equity investments	68	31	—
System benefit charge	244	38	(37)
Deferred charges, noncurrent assets and other regulatory assets	(97)	(111)	(361)
Deferred credits and other regulatory liabilities	(68)	182	498
Other current and noncurrent liabilities	(57)	66	44
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,459	3,277	2,831
INVESTING ACTIVITIES
Utility construction expenditures	(2,835)	(2,562)	(2,239)
Cost of removal less salvage	(206)	(219)	(216)
Non-utility construction expenditures	(845)	(492)	(180)
Investments in electric and gas transmission projects	(1,076)	—	—
Investments in/acquisitions of renewable electric production projects	(402)	(299)	(293)
Proceeds from grants related to solar electric production projects	—	—	36
Proceeds from sale of assets	252	—	108
Restricted cash	(17)	(13)	15
Proceeds from the transfer of assets to NY Transco	122	—	—
Other investing activities	31	(72)	10
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(4,976)	(3,657)	(2,759)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(475)	729	(651)
Issuance of long-term debt	2,590	1,147	1,850
Retirement of long-term debt	(735)	(500)	(480)
Debt issuance costs	(24)	(15)	(17)
Common stock dividends	(763)	(733)	(739)
Issuance of common shares - public offering	702	—	—
Issuance of common shares for stock plans, net of repurchases	51	1	(10)
Distribution to noncontrolling interest	(1)	—	—
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	1,345	629	(47)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(172)	249	25
BALANCE AT BEGINNING OF PERIOD	944	699	674
BALANCE AT END OF PERIOD	772	948	699
LESS: CHANGE IN CASH BALANCES HELD FOR SALE	(4)	4	—
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$776	$944	$699
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$664	$597	$561
Income taxes	$(180)	$(36)	$633
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$388	$279	$179
Issuance of common shares for dividend reinvestment	$46	$28	$11
Debt assumed with business acquisitions	$195	$—	$—
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$776	$944
Accounts receivable — customers, less allowance for uncollectible accounts of $69 and $85 in 2016 and 2015, respectively	1,106	1,052
Other receivables, less allowance for uncollectible accounts of $14 and $11 in 2016 and 2015, respectively	195	304
Income taxes receivable	79	166
Accrued unbilled revenue	447	360
Fuel oil, gas in storage, materials and supplies, at average cost	339	350
Prepayments	159	177
Regulatory assets	100	132
Assets held for sale	—	157
Other current assets	205	194
TOTAL CURRENT ASSETS	3,406	3,836
INVESTMENTS	1,921	884
UTILITY PLANT, AT ORIGINAL COST
Electric	27,747	26,358
Gas	7,524	6,858
Steam	2,421	2,336
General	2,719	2,622
TOTAL	40,411	38,174
Less: Accumulated depreciation	8,541	8,044
Net	31,870	30,130
Construction work in progress	1,175	1,003
NET UTILITY PLANT	33,045	31,133
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $140 and $95 in 2016 and 2015, respectively	1,482	832
Construction work in progress	689	244
NET PLANT	35,216	32,209
OTHER NONCURRENT ASSETS
Goodwill	428	429
Intangible assets, less accumulated amortization of $6 and $4 in 2016 and 2015, respectively	124	2
Regulatory assets	7,024	8,096
Other deferred charges and noncurrent assets	136	186
TOTAL OTHER NONCURRENT ASSETS	7,712	8,713
TOTAL ASSETS	$48,255	$45,642
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2016	December 31, 2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$39	$739
Notes payable	1,054	1,529
Accounts payable	1,147	1,008
Customer deposits	352	354
Accrued taxes	64	62
Accrued interest	150	136
Accrued wages	101	97
Fair value of derivative liabilities	77	66
Regulatory liabilities	128	115
Liabilities held for sale	—	89
System benefit charge	434	190
Other current liabilities	297	335
TOTAL CURRENT LIABILITIES	3,843	4,720
NONCURRENT LIABILITIES
Provision for injuries and damages	160	185
Pensions and retiree benefits	1,847	2,911
Superfund and other environmental costs	753	765
Asset retirement obligations	246	242
Fair value of derivative liabilities	40	39
Deferred income taxes and unamortized investment tax credits	10,205	9,537
Regulatory liabilities	1,905	1,977
Other deferred credits and noncurrent liabilities	215	199
TOTAL NONCURRENT LIABILITIES	15,371	15,855
LONG-TERM DEBT	14,735	12,006
EQUITY
Common shareholders’ equity	14,298	13,052
Noncontrolling interest	8	9
TOTAL EQUITY (See Statement of Equity)	14,306	13,061
TOTAL LIABILITIES AND EQUITY	$48,255	$45,642
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Statement of Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
	Shares	Amount			Shares	Amount				Total
BALANCE AS OF DECEMBER 31, 2013	293	$32	$4,995	$8,338	23	$(1,034)	$(61)	$(25)	$—	$12,245
Net income				1,092						1,092
Common stock dividends				(739)						(739)
Issuance of common shares for stock plans, net of repurchases	—		(4)		—	2				(2)
Other comprehensive loss								(20)		(20)
Noncontrolling interest									9	9
BALANCE AS OF DECEMBER 31, 2014	293	$32	$4,991	$8,691	23	$(1,032)	$(61)	$(45)	$9	$12,585
Net income				1,193						1,193
Common stock dividends				(761)						(761)
Issuance of common shares for stock plans, net of repurchases	—		39		—	(6)				33
Other comprehensive income								11		11
Noncontrolling interest									—	—
BALANCE AS OF DECEMBER 31, 2015	293	$32	$5,030	$9,123	23	$(1,038)	$(61)	$(34)	$9	$13,061
Net income				1,245						1,245
Common stock dividends				(809)						(809)
Issuance of common shares - public offering	10	1	723				(22)			702
Issuance of common shares for stock plans	2		101							101
Other comprehensive income								7		7
Noncontrolling interest									(1)	(1)
BALANCE AS OF DECEMBER 31, 2016	305	$33	$5,854	$9,559	23	$(1,038)	$(83)	$(27)	$8	$14,306
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(In Millions)	2016	2015	2016	2015
TOTAL EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE LOSS	305	293	$14,325	$13,086
Pension plan liability adjustments, net of taxes			(24)	(31)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(27)	(34)
Equity			14,298	13,052
Noncontrolling interest			8	9
TOTAL EQUITY (See Statement of Equity)			$14,306	$13,061
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2016	2015
DEBENTURES:
2016	5.45%	2006A	$—	$75
2016	5.50	2006C	—	400
2016	5.30	2006D	—	250
2018	5.85	2008A	600	600
2018	6.15	2008A	50	50
2018	7.125	2008C	600	600
2019	4.96	2009A	60	60
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2021	2.00	2016A	500	—
2024	3.30	2014B	250	250
2026	2.90	2016B	250	—
2027	6.50	1997F	80	80
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	6.00	2009B	60	60
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2040	5.50	2010B	115	115
2042	4.20	2012A	400	400
2043	3.95	2013A	700	700
2044	4.45	2014A	850	850
2045	4.50	2015A	650	650
2045	4.95	2015A	120	120
2045	4.69	2015B	100	100
2046	3.85	2016A	550	—
2046	3.88	2016A	75	—
2054	4.625	2014C	750	750
2056	4.30	2016C	500	—
TOTAL DEBENTURES			12,260	11,110

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2016	2015
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds (a):
2032	0.98%	2004B Series 1	$127	$127
2034	0.98	1999A	293	293
2035	0.998	2004B Series 2	20	20
2036	1.134	2001B	98	98
2036	0.745	2010A	225	225
2039	0.963	2004A	98	98
2039	0.74	2004C	99	99
2039	0.723	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,086	1,086
PROJECT DEBT:
2024-2032	Variable - 4.52%	Coram	180	—
2031-2038	5.25 - 4.95	Texas Solar 4	64	64
2036	3.94	California Solar 2	114	115
2036	4.07	California Solar 3	95	—
2040	4.53	Texas Solar 5	158	159
2041	4.21	Texas Solar 7	218	—
Other project debt			16	1
TOTAL PROJECT DEBT			845	339
Long-term debt - Variable rate term loan			400	—
Other long-term debt			317	323
Unamortized debt expense			(107)	(91)
Unamortized debt discount			(27)	(22)
TOTAL			14,774	12,745
Less: Long-term debt due within one year			39	739
TOTAL LONG-TERM DEBT			14,735	12,006
TOTAL CAPITALIZATION			$29,033	$25,058
(a) Rates are to be reset weekly or by auction held every 35 days; December 31, 2016 rates shown.

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2016, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy
John McAvoy
Chairman and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 16, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Stockholder of Consolidated Edison Company of New York, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries (the Company) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 16, 2017

Consolidated Edison Company of New York, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
OPERATING REVENUES
Electric	$8,106	$8,172	$8,437
Gas	1,508	1,527	1,721
Steam	551	629	628
TOTAL OPERATING REVENUES	10,165	10,328	10,786
OPERATING EXPENSES
Purchased power	1,568	1,719	2,091
Fuel	172	248	285
Gas purchased for resale	319	337	609
Other operations and maintenance	2,806	2,881	2,873
Depreciation and amortization	1,106	1,040	991
Taxes, other than income taxes	1,932	1,856	1,798
TOTAL OPERATING EXPENSES	7,903	8,081	8,647
OPERATING INCOME	2,262	2,247	2,139
OTHER INCOME (DEDUCTIONS)
Investment and other income	8	5	22
Allowance for equity funds used during construction	8	4	1
Other deductions	(16)	(14)	(12)
TOTAL OTHER INCOME (DEDUCTIONS)	—	(5)	11
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,262	2,242	2,150
INTEREST EXPENSE
Interest on long-term debt	588	567	523
Other interest	19	19	15
Allowance for borrowed funds used during construction	(4)	(2)	(1)
NET INTEREST EXPENSE	603	584	537
INCOME BEFORE INCOME TAX EXPENSE	1,659	1,658	1,613
INCOME TAX EXPENSE	603	574	555
NET INCOME	$1,056	$1,084	$1,058
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
NET INCOME	$1,056	$1,084	$1,058
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	2	2	(5)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	2	2	(5)
COMPREHENSIVE INCOME	$1,058	$1,086	$1,053
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
OPERATING ACTIVITIES
Net income	$1,056	$1,084	$1,058
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,106	1,040	991
Deferred income taxes	545	449	331
Rate case amortization and accruals	(227)	(74)	102
Common equity component of allowance for funds used during construction	(8)	(4)	(1)
Other non-cash items, net	(31)	(27)	(33)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	(23)	87	59
Materials and supplies, including fuel oil and gas in storage	18	24	(12)
Other receivables and other current assets	(11)	38	48
Accounts receivables from affiliated companies	81	(58)	(13)
Prepayments	13	13	(24)
Accounts payable	20	(51)	(57)
Accounts payable to affiliated companies	(2)	(11)	(22)
Pensions and retiree benefits obligations, net	579	714	742
Pensions and retiree benefits contributions	(476)	(703)	(544)
Superfund and environmental remediation costs, net	79	19	32
Accrued taxes	1	3	—
Accrued taxes to affiliated companies	117	(8)	(403)
Accrued interest	(7)	1	(22)
System benefit charge	221	38	(38)
Deferred charges, noncurrent assets and other regulatory assets	(172)	(150)	(334)
Deferred credits and other regulatory liabilities	179	379	475
Other current and noncurrent liabilities	(20)	16	95
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,038	2,819	2,430
INVESTING ACTIVITIES
Utility construction expenditures	(2,672)	(2,410)	(2,094)
Cost of removal less salvage	(203)	(212)	(210)
Proceeds from the transfer of assets to NY Transco	122	—	—
Restricted cash	14	(16)	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,739)	(2,638)	(2,304)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(433)	583	(760)
Issuance of long-term debt	1,300	650	1,850
Retirement of long-term debt	(650)	(350)	(475)
Debt issuance costs	(13)	(7)	(17)
Capital contribution by parent	100	13	—
Dividend to parent	(744)	(872)	(712)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(440)	17	(114)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(141)	198	12
BALANCE AT BEGINNING OF PERIOD	843	645	633
BALANCE AT END OF PERIOD	$702	$843	$645
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$581	$554	$504
Income taxes	$(162)	$163	$748
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$295	$210	$151
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$702	$843
Accounts receivable – customers, less allowance for uncollectible accounts of $65 and $80 in 2016 and 2015, respectively	1,032	987
Other receivables, less allowance for uncollectible accounts of $13 and $11 in 2016 and 2015, respectively	81	70
Accrued unbilled revenue	399	327
Accounts receivable from affiliated companies	109	190
Fuel oil, gas in storage, materials and supplies, at average cost	270	288
Prepayments	100	113
Regulatory assets	90	121
Other current assets	97	133
TOTAL CURRENT ASSETS	2,880	3,072
INVESTMENTS	315	286
UTILITY PLANT AT ORIGINAL COST
Electric	26,122	24,828
Gas	6,814	6,191
Steam	2,421	2,336
General	2,490	2,411
TOTAL	37,847	35,766
Less: Accumulated depreciation	7,836	7,378
Net	30,011	28,388
Construction work in progress	1,104	922
NET UTILITY PLANT	31,115	29,310
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2016 and 2015	4	5
NET PLANT	31,119	29,315
OTHER NONCURRENT ASSETS
Regulatory assets	6,473	7,482
Other deferred charges and noncurrent assets	69	75
TOTAL OTHER NONCURRENT ASSETS	6,542	7,557
TOTAL ASSETS	$40,856	$40,230
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2016	December 31, 2015
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$—	$650
Notes payable	600	1,033
Accounts payable	876	771
Accounts payable to affiliated companies	10	12
Customer deposits	336	339
Accrued taxes	50	49
Accrued taxes to affiliated companies	119	2
Accrued interest	111	118
Accrued wages	91	88
Fair value of derivative liabilities	66	50
Regulatory liabilities	90	84
System benefit charge	398	177
Other current liabilities	242	266
TOTAL CURRENT LIABILITIES	2,989	3,639
NONCURRENT LIABILITIES
Provision for injuries and damages	154	178
Pensions and retiree benefits	1,544	2,565
Superfund and other environmental costs	655	665
Asset retirement obligations	227	234
Fair value of derivative liabilities	33	36
Deferred income taxes and unamortized investment tax credits	9,450	8,755
Regulatory liabilities	1,712	1,789
Other deferred credits and noncurrent liabilities	190	167
TOTAL NONCURRENT LIABILITIES	13,965	14,389
LONG-TERM DEBT	12,073	10,787
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	11,829	11,415
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$40,856	$40,230
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Shareholder’s Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2013	235	$589	$4,234	$7,053	$(962)	$(61)	$(6)	$10,847
Net income				1,058				1,058
Common stock dividend to parent				(712)				(712)
Other comprehensive loss							(5)	(5)
BALANCE AS OF DECEMBER 31, 2014	235	$589	$4,234	$7,399	$(962)	$(61)	$(11)	$11,188
Net income				1,084				1,084
Common stock dividend to parent				(872)				(872)
Capital contribution by parent			13					13
Other comprehensive income							2	2
BALANCE AS OF DECEMBER 31, 2015	235	$589	$4,247	$7,611	$(962)	$(61)	$(9)	$11,415
Net income				1,056				1,056
Common stock dividend to parent				(744)				(744)
Capital contribution by parent			100					100
Other comprehensive income							2	2
BALANCE AS OF DECEMBER 31, 2016	235	$589	$4,347	$7,923	$(962)	$(61)	$(7)	$11,829
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

	Shares outstanding
	December 31,	December 31,	At December 31,
(In Millions)	2016	2015	2016	2015
TOTAL SHAREHOLDER’S EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE LOSS	235	235	$11,836	$11,424
Pension plan liability adjustments, net of taxes			(4)	(6)
Unrealized gains on derivatives qualified as cash flow hedges, less reclassification adjustment for gains included in net income, net of taxes			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(7)	(9)
TOTAL SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)			$11,829	$11,415
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2016	2015
DEBENTURES:
2016	5.50%	2006C	$—	$400
2016	5.30	2006D	—	250
2018	5.85	2008A	600	600
2018	7.125	2008C	600	600
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2024	3.30	2014B	250	250
2026	2.90	2016B	250	—
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2042	4.20	2012A	400	400
2043	3.95	2013A	700	700
2044	4.45	2014A	850	850
2045	4.50	2015A	650	650
2046	3.85	2016A	550	—
2054	4.625	2014C	750	750
2056	4.30	2016C	500	—
TOTAL DEBENTURES			11,100	10,450
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2032	0.98%	2004B Series 1	127	127
2034	0.98	1999A	293	293
2035	0.998	2004B Series 2	20	20
2036	1.134	2001B	98	98
2036	0.745	2010A	225	225
2039	0.963	2004A	98	98
2039	0.74	2004C	99	99
2039	0.723	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,086	1,086
Unamortized debt expense			(87)	(78)
Unamortized debt discount			(26)	(21)
TOTAL			12,073	11,437
Less: Long-term debt due within one year			—	650
TOTAL LONG-TERM DEBT			12,073	10,787
TOTAL CAPITALIZATION			$23,902	$22,202
* Rates are to be reset weekly or by auction held every 35 days; December 31, 2016 rates shown.
The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements
General
These combined notes accompany and form an integral part of the separate consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Orange and Rockland Utilities, Inc. (O&R), Con Edison Clean Energy Businesses, Inc. (together with its subsidiaries, the Clean Energy Businesses) and Con Edison Transmission, Inc. (together with its subsidiaries, Con Edison Transmission) in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to CECONY and O&R.
As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. The Clean Energy Businesses, Inc. has three subsidiaries: Consolidated Edison Development, Inc. (Con Edison Development), a company that develops, owns and operates renewable and energy infrastructure projects; Consolidated Edison Energy, Inc. (Con Edison Energy), a company that provides energy-related products and services to wholesale customers; and Consolidated Edison Solutions, Inc. (Con Edison Solutions), a company that provides energy-related products and services to retail customers. Con Edison Transmission, Inc. invests in electric transmission facilities through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and invests in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas). See Note U.
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
Rates used for AFUDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFUDC rates for CECONY were 4.7 percent, 4.4 percent and 1.6 percent for 2016, 2015 and 2014, respectively. The AFUDC rates for O&R were 3.5 percent, 0.4 percent and 2.6 percent for 2016, 2015 and 2014, respectively.
The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rates for CECONY were 3.1 percent for 2016, 2015 and 2014. The average depreciation rates for O&R were 2.9 percent, 3.0 percent and 2.9 percent for 2016, 2015 and 2014, respectively.
The estimated lives for utility plant for CECONY range from 5 to 85 years for electric and gas, 5 to 80 years for steam and 5 to 55 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric and gas and 5 to 50 years for general plant.
At December 31, 2016 and 2015, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Electric
Generation	$479	$459	$479	$459
Transmission	3,184	3,045	2,963	2,833
Distribution	18,150	17,244	17,234	16,394
Gas (a)	6,285	5,698	5,749	5,196
Steam	1,882	1,849	1,882	1,849
General	1,816	1,758	1,639	1,592
Held for future use	74	77	65	65
Construction work in progress	1,175	1,003	1,104	922
Net Utility Plant	$33,045	$31,133	$31,115	$29,310
(a) Primarily distribution.
Under the Utilities’ rate plans, the aggregate annual depreciation allowance in effect at December 31, 2016 was $1,176 million, including $1,106 million under CECONY’s electric, gas and steam rate plans that have been approved by the New York State Public Service Commission (NYSPSC).
Non-Utility Plant
Non-utility plant is stated at original cost. For Con Edison, non-utility plant consists primarily of the Clean Energy Businesses’ renewable electric production and gas storage. For the Utilities, non-utility plant consists of land and conduit for telecommunication use. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives, which range from 3 to 30 years.

Goodwill
Con Edison tests goodwill for impairment at least annually or whenever there is a triggering event. There is an option to first make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying a two-step, quantitative goodwill impairment test. However, Con Edison has not elected to perform the qualitative assessment and exclusively applies the two-step quantitative approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill. In 2016, Con Edison Solutions recorded a $15 million impairment charge on goodwill. See Note K.
Long-Lived and Intangible Assets
Con Edison evaluates the impairment of long-lived assets and intangible assets with definite lives, based on projections of undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event an evaluation indicates that such cash flows cannot be expected to be sufficient to fully recover the assets, the assets are written down to their estimated fair value. In 2015, Con Edison recorded a $5 million impairment charge on the assets held for sale of Pike County Light & Power Company (Pike), a former O&R subsidiary that was sold in August 2016 (see Note U). No impairment charges on long-lived assets were recognized in 2016 or 2014. No impairment charges on intangible assets with definite lives were recognized in 2016, 2015, or 2014. For information about the Companies' intangible assets, see Note K.
Revenues
The Utilities recognize and, until the sale of its retail electric supply business in September 2016 (see Note U), Con Edison Solutions recognized revenues for energy service on a monthly billing cycle basis. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the NYSPSC to be retained by the Utilities, for refund to firm gas sales and transportation customers. The Utilities accrue and Con Edison Solutions accrued revenues at the end of each month for estimated energy service not yet billed to customers.
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

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
Con Edison	$336	$354	$365
CECONY	316	331	343

For information about changes to the accounting rules for revenue recognition, see Note T.
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
Investments
Investments consist primarily of the investments of Con Edison Transmission and the Clean Energy Businesses that are accounted for under the equity method and the fair value of the Utilities’ supplemental retirement income plan and deferred income plan assets. The following investment assets are included in the Companies' consolidated balance sheets at December 31, 2016 and 2015:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
CET Gas investment in Stagecoach Gas Services, LLC (a)	$992	$—	$—	$—
Con Edison Development equity method investments (b)	488	574	—	—
Supplemental retirement income plan assets (c)	273	243	246	221
Deferred income plan assets	60	55	60	55
CET Electric investment in New York Transco, LLC	51	3	—	—
CET Gas investment in Mountain Valley Pipeline, LLC	48	—	—	—
Other	9	9	9	10
Total investments	$1,921	$884	$315	$286

(a)	See Note U.

(b)	See Note Q.

(c)	See Note E.
Pension and Other Postretirement Benefits
The accounting rules for retirement benefits require an employer to recognize an asset or liability for the overfunded or underfunded status of its pension and other postretirement benefit plans. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. The accounting rules generally require employers to recognize all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income/(loss) (OCI), net of tax. Such amounts will be adjusted as they are subsequently recognized as components of total periodic benefit cost or income pursuant to the current recognition and amortization provisions.
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
Federal Income Tax
In accordance with accounting rules for income taxes, the Companies have recorded an accumulated deferred federal income tax liability at current tax rates for temporary differences between the book and tax basis of assets and liabilities. In accordance with rate plans, the Utilities have recovered amounts from customers for a portion of the tax liability they will pay in the future as a result of the reversal or “turn-around” of these temporary differences. As to the remaining tax liability, the Utilities have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. See Notes B and L. In 1993, the NYSPSC issued a Policy Statement approving accounting procedures consistent with accounting rules for income taxes and providing assurances that these future increases in taxes will be recoverable in rates. See Note L.
Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction to future federal income tax expense.
Con Edison and its subsidiaries file a consolidated federal income tax return. The consolidated income tax liability is allocated to each member of the consolidated group using the separate return method. Each member pays or receives an amount based on its own taxable income or loss in accordance with a consolidated tax allocation agreement. Tax loss and tax credit carryforwards are allocated among members in accordance with consolidated tax return regulations.
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
Research and Development Costs
Research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
Con Edison	$24	$23	$22
CECONY	22	22	20
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
Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2016	2015	2014
Net income	$1,245	$1,193	$1,092
Weighted average common shares outstanding – basic	300.4	293.0	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.5	1.4	1.1
Adjusted weighted average common shares outstanding – diluted	301.9	294.4	294.0
Net Income per common share – basic	$4.15	$4.07	$3.73
Net Income per common share – diluted	$4.12	$4.05	$3.71

The computation of diluted EPS for the year ended December 31, 2014 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Changes in Accumulated Other Comprehensive Income/(Loss) by Component
Changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI, net of taxes, at December 31, 2014 (a)	$(45)	$(11)
OCI before reclassifications, net of tax of $(3) for Con Edison	5	1
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(4) and $(1) for Con Edison and CECONY, respectively(a)(b)	6	1
Total OCI, net of taxes, at December 31, 2015	11	2
Accumulated OCI, net of taxes, at December 31, 2015 (a)	$(34)	$(9)
OCI before reclassifications, net of tax of $(1) for Con Edison and CECONY	2	1
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(3) and $(1) for Con Edison and CECONY, respectively(a)(b)	5	1
Total OCI, net of taxes, at December 31, 2016	7	2
Accumulated OCI, net of taxes, at December 31, 2016 (a)	$(27)	$(7)
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

Note B – Regulatory Matters
Rate Plans
The Utilities provide service to New York customers according to the terms of tariffs approved by the NYSPSC. Tariffs for service to customers of Rockland Electric Company (RECO), O&R’s New Jersey regulated utility subsidiary, are approved by the New Jersey Board of Public Utilities (NJBPU). The tariffs include schedules of rates for service that limit the rates charged by the Utilities to amounts that recover from their customers costs approved by the regulator, including capital costs, of providing service to customers as defined by the tariff. The tariffs implement rate plans adopted by state utility regulators in rate orders issued at the conclusion of rate proceedings. Pursuant to the Utilities’ rate plans, there generally can be no change to the charges to customers during the respective terms of the rate plans other than specified adjustments provided for in the rate plans. The Utilities’ rate plans each cover specified periods, but rates determined pursuant to a plan generally continue in effect until a new rate plan is approved by the state utility regulator.
Common provisions of the Utilities’ New York rate plans include:
Recoverable energy costs that allow the Utilities to recover on a current basis the costs for the energy they supply with no mark-up to their full-service customers.
Cost reconciliations that reconcile pension and other postretirement benefit costs, environmental remediation costs, property taxes, variable rate tax-exempt debt and certain other costs to amounts reflected in delivery rates for such costs. Utilities generally retain the right to petition for recovery or accounting deferral of extraordinary and material cost increases and provision is sometimes made for the utility to retain a share of cost reductions, for example, property tax refunds.
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
The following tables contain a summary of the Utilities’ rate plans:

CECONY – Electric
Effective period	January 2014 – December 2016	January 2017 - December 2019 (b)
Base rate changes	Yr. 1 – $(76.2) million (a) Yr. 2 – $124.0 million (a) Yr. 3 – None	Yr. 1 - $195 million (b) Yr. 2 - $155 million (b) Yr. 3 - $155 million (b)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 and 2 – $(37) million (c) Yr. 3 - $123 million (c)	Yr. 1 - $84 million Yr. 2 - $83 million Yr. 3 - $69 million
Other revenue sources	Retention of $90 million of annual transmission congestion revenues.
Retention of $75 million of annual transmission congestion revenues.

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $28 million
Yr. 2 - $47 million
Yr. 3 - $64 million

Revenue decoupling mechanisms	In 2014, 2015 and 2016, the company deferred for customer benefit $146 million, $98 million and $101 million of revenues, respectively.	Continuation of reconciliation of actual to authorized electric delivery revenues.
Recoverable energy costs (d)	Current rate recovery of purchased power and fuel costs.	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments
Potential penalties (up to $400 million annually) if certain performance targets are not met. In 2014, the company recorded a $5 million negative revenue adjustment. In 2015 and 2016, the company did not record any negative revenue adjustments.
Potential penalties if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 - $376 million Yr. 2 - $383 million Yr. 3 - $395 million.
Cost reconciliations	In 2014, 2015 and 2016, the company deferred $57 million, $26 million and $68 million of net regulatory liabilities, respectively (e).
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate tax-exempt debt, major storms, property taxes(e), municipal infrastructure support costs(f), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates.(g)

Net utility plant reconciliations
Target levels reflected in rates were:
Transmission and distribution:
Yr. 1 – $16,869 million
Yr. 2 – $17,401 million
Yr. 3 – $17,929 million
Storm hardening:
Yr. 1 – $89 million; Yr. 2 – $177 million;
Yr. 3 – $268 million
Other: Yr. 1 – $2,034 million;
Yr. 2 – $2,102 million; Yr. 3 – $2,069 million
The company deferred $6 million and $17 million as a regulatory liability in 2014 and 2015, respectively. In 2016, $9 million was deferred as a regulatory asset.

Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI):
Yr. 1 - $21,689 million
Yr. 2 - $22,338 million
Yr. 3 - $23,002 million
AMI:
Yr. 1 - $126 million
Yr. 2 - $257 million
Yr. 3 - $415 million

Average rate base	Yr. 1 – $17,323 million Yr. 2 – $18,113 million Yr. 3 – $18,282 million	Yr. 1 - $18,902 million Yr. 2 - $19,530 million Yr. 3 - $20,277 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.05 percent Yr. 2 – 7.08 percent Yr. 3 – 6.91 percent	Yr. 1 - 6.82 percent Yr. 2 - 6.80 percent Yr. 3 - 6.73 percent
Authorized return on common equity	Yrs. 1 and 2 – 9.2 percent Yr. 3 – 9.0 percent	9.0 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.8 percent for Yrs. 1 and 2 and 9.6 percent for Yr. 3 are to be applied to reduce regulatory assets for environmental remediation and other costs. In 2014 the company had no earnings above the threshold. Actual earnings were $44.4 million and $6.5 million above the threshold for 2015 and 2016, respectively.
Most earnings above an annual earnings threshold of 9.5 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 5.17 percent Yr. 2 – 5.23 percent Yr. 3 – 5.09 percent	Yr. 1 - 4.93 percent Yr. 2 - 4.88 percent Yr. 3 - 4.74 percent
Common equity ratio	48 percent	48 percent

(a)	The impact of these base rate changes was deferred which resulted in a $30 million regulatory liability at December 31, 2015; this amount has been amortized to $0 at December 31, 2016.

(b)
In January 2017, the NYSPSC approved the September 2016 Joint Proposal for CECONY's electric rate plan for January 2017 through December 2019. The electric base rate increases are in addition to a $48 million increase resulting from the December 2016 expiration of a temporary credit under the prior rate plan. At the NYSPSC’s option, these increases are being implemented with increases of $199 million in each rate year. Base rates reflect recovery by the company of certain costs of its energy efficiency, system peak reduction and electric vehicle programs (Yr. 1 - $20.5 million; Yr. 2 - $49 million; and Yr. 3 - $107.5 million) over a ten-year period, including the overall pre-tax rate of return on such costs.

(c)
Amounts reflect annual amortization of $107 million of the regulatory asset for deferred Superstorm Sandy and other major storm costs. The costs recoverable from customers were reduced by $4 million. The costs are no longer subject to NYSPSC staff review and the recovery of the costs is no longer subject to refund. In 2016, an additional $123 million of net regulatory liabilities were amortized to income.

(d)
For transmission service provided pursuant to the open access transmission tariff of PJM Interconnection LLC (PJM), unless and until changed by the NYSPSC, the company will recover all charges incurred associated with the transmission service. Starting in January 2014, PJM submitted to the FERC a series of requests that substantially increase the charges for the transmission service. CECONY has challenged each of these requests. To date, FERC has rejected all but one of CECONY’s protests. In April 2016, CECONY notified PJM that it will not be exercising its option to continue the service beyond April 2017. CECONY is continuing to challenge FERC’s approval of the increased charges that are being incurred through the end of the current contract term. In June 2015 and May 2016, CECONY filed appeals of certain FERC decisions with the U.S. Court of Appeals.

(e)
Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points (5.0, 7.5 or 10.0 basis points, depending on the year).

(f)
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

(g)
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

CECONY – Gas
Effective period	January 2014 – December 2016	January 2017 - December 2019 (b)
Base rate changes	Yr. 1 – $(54.6) million (a) Yr. 2 – $38.6 million (a) Yr. 3 – $56.8 million (a)	Yr. 1 - $(5) million (b) Yr. 2 - $92 million (b) Yr. 3 - $90 million (b)
Amortizations to income of net regulatory (assets) and liabilities	$4 million over three years	Yr. 1 - $39 million Yr. 2 - $37 million Yr. 3 - $36 million
Other revenue sources
Retention of revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million. The company retained $70 million, $66 million and $65 million of such revenues in 2014, 2015 and 2016, respectively.

Retention of annual revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million.

Potential incentives if performance targets related to gas leak backlog, leak prone pipe and service terminations are met:
Yr. 1 - $7 million
Yr. 2 - $8 million
Yr. 3 - $8 million.

Revenue decoupling mechanisms	In 2014, 2015 and 2016, the company deferred $28 million, $54 million and $71 million of regulatory liabilities, respectively.	Continuation of reconciliation of actual to authorized gas delivery revenues.
Recoverable energy costs	Current rate recovery of purchased gas costs.	Continuation of current rate recovery of purchased gas costs.
Negative revenue adjustments
Potential penalties (up to $33 million in 2014, $44 million in 2015, and $56 million in 2016) if certain gas performance targets are not met. In 2014, 2015 and 2016, the company did not record any negative revenue adjustments.
Potential penalties if performance targets relating to service, safety and other matters are not met: Yr. 1 - $68 million Yr. 2 - $75 million Yr. 3 - $83 million.
Cost reconciliations	In 2014, 2015 and 2016, the company deferred $38 million, $11 million, and $32 million of net regulatory liabilities, respectively. (c)
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
Yr. 2 – $4,258 million; Yr. 3 – $4,698 million
Storm hardening: Yr. 1 – $3 million;
Yr. 2 – $8 million; Yr. 3 – $30 million
In 2015 $1 million was deferred as a regulatory liability. In 2014 and 2016 the company deferred an immaterial amount.

Target levels reflected in rates:
Gas average net plant target excluding AMI:
Yr. 1 - $5,844 million
Yr. 2 - $6,512 million
Yr. 3 - $7,177 million
AMI:
Yr. 1 - $27 million
Yr. 2 - $57 million
Yr. 3 - $100 million

Average rate base	Yr. 1 – $3,521 million Yr. 2 – $3,863 million Yr. 3 – $4,236 million	Yr. 1 - $4,841 million Yr. 2 - $5,395 million Yr. 3 - $6,005 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent	Yr. 1 - 6.82 percent Yr. 2 - 6.80 percent Yr. 3 - 6.73 percent
Authorized return on common equity	9.3 percent	9.0 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.9 percent are to be applied to reduce regulatory assets for environmental remediation and other costs. In 2014, 2015 and 2016, the company had no earnings above the threshold.
Most earnings above an annual earnings threshold of 9.5 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 5.17 percent Yr. 2 – 5.23 percent Yr. 3 – 5.39 percent	Yr. 1 - 4.93 percent Yr. 2 - 4.88 percent Yr. 3 - 4.74 percent
Common equity ratio	48 percent	48 percent

(a)	The impact of these base rate changes was deferred which resulted in a $32 million regulatory liability at December 31, 2016.

(b)
In January 2017, the NYSPSC approved the September 2016 Joint Proposal for CECONY's gas rate plan for January 2017 through December 2019. The gas base rate decrease is offset by a $41 million increase resulting from the December 2016 expiration of a temporary credit under the prior rate plan.

(c)
Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a 10 basis point impact on return on common equity

(d)	See footnotes (e), (f) and (g) to the table under "CECONY - Electric" above.

CECONY – Steam
Effective period	January 2014 – December 2016 (a)
Base rate changes	Yr. 1 – $(22.4) million (b) Yr. 2 – $19.8 million (b) Yr. 3 – $20.3 million (b) Yr. 4 – None
Amortizations to income of net regulatory (assets) and liabilities	$37 million over three years
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential penalties (up to $1 million annually) if certain steam performance targets are not met. In 2014, 2015 and 2016, the company did not record any negative revenue adjustments.
Cost reconciliations (c)	In 2014, 2015 and 2016, the company deferred $42 million of net regulatory liabilities, $17 million of net regulatory assets and $8 million of net regulatory liabilities, respectively.
Net utility plant reconciliations
Target levels reflected in rates were:
Production: Yr. 1 – $1,752 million;
Yr. 2 – $1,732 million; Yr. 3 – $1,720 million
Distribution: Yr. 1 – $6 million;
Yr. 2 – $11 million; Yr. 3 – $25 million
The company reduced its regulatory liability by $0.1 million in 2014 and immaterial amounts in 2015 and 2016.

Average rate base	Yr. 1 – $1,511 million Yr. 2 – $1,547 million Yr. 3 – $1,604 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent
Authorized return on common equity	9.3 percent
Earnings sharing
Weather normalized earnings above an annual earnings threshold of 9.9 percent are to be applied to reduce regulatory assets for environmental remediation and other costs. In 2014, the company had no earnings above the threshold. Actual earnings were $11.5 million and $7.8 million above the threshold in 2015 and 2016, respectively.

Cost of long-term debt	Yr. 1 – 5.17 percent Yr. 2 – 5.23 percent Yr. 3 – 5.39 percent
Common equity ratio	48 percent

(a)	Rates determined pursuant to this rate plan continue in effect until a new rate plan is approved by the NYSPSC.

(b)	The impact of these base rate changes was deferred which resulted in an $8 million regulatory liability at December 31, 2016.

(c)
Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a 10 basis point impact on return on common equity.

O&R New York – Electric
Effective period	July 2012 – June 2015	November 2015 - October 2017
Base rate changes	Yr. 1 – $19.4 million Yr. 2 – $8.8 million Yr. 3 – $15.2 million	Yr. 1 – $9.3 million Yr. 2 – $8.8 million
Amortizations to income of net regulatory (assets) and liabilities	$(32.2) million over three years	Yr. 1 – $(8.5) million (a) Yr. 2 – $(9.4) million (a)
Revenue decoupling mechanisms	In 2012, 2013 and 2014, the company deferred for the customer’s benefit $2.6 million, $3.2 million and $(3.4) million, respectively.	In 2015 and 2016, the company deferred for the customer’s benefit an immaterial amount and $6.3 million as regulatory liabilities, respectively.
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.	Continuation of current rate recovery of purchased power costs.
Negative revenue adjustments
Potential penalties (up to $3 million annually) if certain customer service and system reliability performance targets are not met. In 2012, 2013 and 2014, the company did not record any negative revenue adjustments.

Potential penalties (up to $4 million annually) if certain performance targets are not met. In 2015 the company recorded $1.25 million in negative revenue adjustments. In 2016, the company did not record any negative revenue adjustments.

Cost reconciliations	In 2012, 2013 and 2014, the company deferred $7.8 million, $4.1 million and $(0.2) million as a net increase/(decrease) to regulatory assets, respectively.	In 2015 and 2016, the company deferred $0.3 million and $7.4 million as net decreases to regulatory assets, respectively.
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

Target levels reflected in rates are:
Yr. 1 – $928 million (b)
Yr. 2 – $970 million (b)
The company increased/(reduced) its regulatory asset by $2.2 million and $(1.9) million in 2015 and 2016, respectively.

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
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets. In 2015, earnings did not exceed the earnings threshold. Actual earnings were $6.1 million above the threshold for 2016.

Cost of long-term debt	Yr. 1 – 6.07 percent Yr. 2 – 6.07 percent Yr. 3 – 5.64 percent	Yr. 1 – 5.42 percent Yr. 2 – 5.35 percent
Common equity ratio	48 percent	48 percent

(a)
$59.3 million of the regulatory asset for deferred storm costs is to be recovered from customers over a five year period, including $11.85 million in each of years 1 and 2, $1 million of the regulatory asset for such costs will not be recovered from customers, and all outstanding issues related to Superstorm Sandy and other past major storms prior to November 2014 are resolved. Approximately $4 million of regulatory assets for property tax and interest rate reconciliations will not be recovered from customers. Amounts that will not be recovered from customers were charged-off in June 2015.

(b)
Excludes electric AMI as to which the company will be required to defer as a regulatory liability the revenue requirement impact of the amount, if any, by which actual average net utility plant balances are less than amounts reflected in rates: $1 million in year 1 and $9 million in year 2.

O&R New York – Gas
Effective period	November 2009 – December 2014	November 2015 – October 2018
Base rate changes	Yr. 1 – $9 million Yr. 2 – $9 million Yr. 3 – $4.6 million Yr. 3 – $4.3 million collected through a surcharge Yr. 4 – None Yr. 5 – None	Yr. 1 – $16.4 million Yr. 2 – $16.4 million Yr. 3 – $5.8 million Yr. 3 – $10.6 million collected through a surcharge
Amortization to income of net regulatory (assets) and liabilities	$(2) million over three years	Yr. 1 – $(1.7) million (a) Yr. 2 – $(2.1) million (a) Yr. 3 – $(2.5) million (a)
Revenue decoupling mechanisms	In 2012, 2013 and 2014, the company deferred $4.7 million, $0.7 million and $(0.1) million of regulatory liabilities, respectively.	In 2015 and 2016, the company deferred $0.8 million regulatory assets and $6.2 million of regulatory liabilities, respectively.
Recoverable energy costs	Current rate recovery of purchased gas costs.	Current rate recovery of purchased gas costs.
Negative revenue adjustments
Potential penalties (up to $1.4 million annually) if certain operations and customer service requirements are not met. In 2012, 2013 and 2014, the company did not record any negative revenue adjustments.

Potential penalties (up to $3.7 million in Yr. 1, $4.7 million in Yr. 2 and $5.8 million in Yr. 3) if certain performance targets are not met. In 2015 and 2016, the company did not record any negative revenue adjustments.

Cost reconciliations	In 2012, 2013 and 2014, the company deferred $0.7 million, $8.3 million and $8.3 million as net regulatory assets, respectively.	In 2015 and 2016, the company deferred $4.5 million and $6.6 million as net regulatory liabilities and assets, respectively.
Net utility plant reconciliations	The company deferred $0.7 million in 2012 as a regulatory asset and no deferrals were recorded for 2013 or 2014.
Target levels reflected in rates are:
Yr. 1 – $492 million (b)
Yr. 2 – $518 million (b)
Yr. 3 – $546 million (b)
No deferral was recorded for 2015 and an immaterial amount was recorded as a regulatory liability in 2016.

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
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets. In 2015, earnings did not exceed the earnings threshold. Actual earnings were $4 million above the threshold for 2016.

Cost of long-term debt	6.81 percent	Yr. 1 – 5.42 percent Yr. 2 – 5.35 percent Yr. 3 – 5.35 percent
Common equity ratio	48 percent	48 percent

(a)
Reflects that the company will not recover from customers a total of approximately $14 million of regulatory assets for property tax and interest rate reconciliations. Amounts that will not be recovered from customers were charged-off in June 2015.

(b)
Excludes gas AMI as to which the company will be required to defer as a regulatory liability the revenue requirement impact of the amount, if any, by which actual average net utility plant balances are less than amounts reflected in rates: $0.5 million in year 1, $4.2 million in year 2 and $7.2 million in year 3.

RECO
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

(a)
In January 2016, the NJBPU approved RECO’s plan for a 3-year, $15.7 million electric system storm hardening capital program, the costs of which RECO, beginning in 2017, is collecting through a customer surcharge until a new rate plan is approved that reflects the costs.

In February 2017, RECO, the staff of the NJBPU and other parties entered into a stipulation of settlement for a RECO electric rate plan for the period commencing March 2017. The stipulation is subject to NJBPU approval. The rate plan would provide for an electric rate increase of $1.7 million, reflecting a return on common equity of 9.6 percent and a common equity ratio of 49.7 percent, and for continuation of the provisions for recovery from customers of the cost of purchased power.
In January 2017, RECO filed a request with FERC for an increase to its annual transmission revenue requirement from $11.8 million to $19.7 million, effective April 2017. The filing reflects a return on common equity of 10.7 percent and a common equity ratio of 48 percent.
Other Regulatory Matters
In June 2014, the NYSPSC initiated a proceeding to investigate the practices of qualifying persons to perform plastic fusions on gas facilities. New York State regulations require gas utilities to qualify and, except in certain circumstances, annually requalify workers that perform fusion to join plastic pipe. The NYSPSC directed the New York gas utilities to provide information in this proceeding about their compliance with the qualification and requalification requirements and related matters; their procedures for compliance with all gas safety regulations; and their annual chief executive officer certifications regarding these and other procedures. CECONY’s qualification and requalification procedures had not included certain required testing to evaluate specimen fuses. In addition, CECONY and O&R had not timely requalified certain workers that had been qualified under their respective procedures to perform fusion to join plastic pipe. CECONY and O&R have requalified their workers who perform plastic pipe fusions. In May 2015, the NYSPSC, which indicated that it would address enforcement at a later date, ordered CECONY, O&R and other gas utilities to perform risk assessment and remediation plans, additional leakage surveying and reporting; CECONY to hire an independent statistician to develop a risk assessment and remediation plan; and the gas utilities to implement certain new plastic fusion requirements. In December 2015, the NYSPSC staff informed O&R that the company had satisfactorily completed its risk assessment and remediation plan. CECONY is implementing the three-year risk assessment and remediation plan it submitted to the NYSPSC staff in October 2016.
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

In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the June 2014 plastic fusion proceeding and the November 2015 order to show cause. Pursuant to the settlement agreement, the company will not recover from customers $126 million of costs it incurred for gas emergency response activities in 2014, 2015 and 2016 in excess of amounts reflected in its gas rate plan for those years. At December 31, 2016, the company had not deferred any such incremental costs as a regulatory asset. In addition, the company will provide $27 million of future benefits to customers. At December 31, 2016, the Company had accrued a regulatory liability for these future benefits.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at December 31, 2016 and 2015 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Regulatory assets
Unrecognized pension and other postretirement costs	$2,874	$3,876	$2,730	$3,697
Future income tax	2,439	2,350	2,325	2,232
Environmental remediation costs	823	904	711	800
Revenue taxes	295	253	280	240
Deferred storm costs	56	185	3	110
Deferred derivative losses	48	50	42	46
Unamortized loss on reacquired debt	43	50	41	48
Recoverable energy costs	42	16	38	15
Pension and other postretirement benefits deferrals	38	45	7	16
O&R property tax reconciliation	37	46	—	—
Surcharge for New York State assessment	28	44	26	40
Preferred stock redemption	25	26	25	26
Net electric deferrals	24	44	24	44
O&R transition bond charges	15	21	—	—
Workers’ compensation	13	11	13	11
Other	224	175	208	157
Regulatory assets – noncurrent	7,024	8,096	6,473	7,482
Deferred derivative losses	91	113	86	103
Recoverable energy costs	9	19	4	18
Regulatory assets – current	100	132	90	121
Total Regulatory Assets	$7,124	$8,228	$6,563	$7,603
Regulatory liabilities
Allowance for cost of removal less salvage	$755	$676	$641	$570
Pension and other postretirement benefit deferrals	193	76	162	46
Property tax reconciliation	178	303	178	303
Net unbilled revenue deferrals	145	109	145	109
Prudence proceeding	95	99	95	99
Carrying charges on repair allowance and bonus depreciation	68	49	67	48
New York State income tax rate change	61	75	60	72
Unrecognized other postretirement costs	60	28	60	28
Variable-rate tax-exempt debt - cost rate reconciliation	55	70	48	60
Base rate change deferrals	40	128	40	128
Earnings sharing - electric, gas and steam	39	80	28	80
Net utility plant reconciliations	16	32	15	31
Property tax refunds	1	44	1	44
World Trade Center settlement proceeds	—	21	—	21
Other	199	187	172	150
Regulatory liabilities – noncurrent	1,905	1,977	1,712	1,789
Revenue decoupling mechanism	71	45	61	45
Refundable energy costs	29	64	5	33
Deferred derivative gains	28	6	24	6
Regulatory liabilities—current	128	115	90	84
Total Regulatory Liabilities	$2,033	$2,092	$1,802	$1,873

Prudence proceeding represents the remaining amount to be credited to customers pursuant to a Joint Proposal, approved by the NYSPSC in April 2016, with respect to the prudence of certain CECONY expenditures and related matters.
Unrecognized pension and other postretirement costs represent the net regulatory asset associated with the accounting rules for retirement benefits. See Note A.
Deferred storm costs represent response and restoration costs, other than capital expenditures, in connection with Superstorm Sandy and other major storms that were deferred by the Utilities.
Net electric deferrals represent the remaining unamortized balance of certain regulatory assets and liabilities of CECONY that were combined effective April 1, 2010 and are being amortized to income through March 31, 2018.
Revenue taxes represent the timing difference between taxes collected and paid by the Utilities to fund mass transportation.
The NYSPSC has authorized CECONY to accrue unbilled electric, gas and steam revenues. CECONY has deferred the net margin on the unbilled revenues for the future benefit of customers by recording a regulatory liability of $145 million and $109 million at December 31, 2016 and 2015, respectively, for the difference between the unbilled revenues and energy cost liabilities.
Note C – Capitalization
Common Stock
At December 31, 2016 and 2015, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities, the Clean Energy Businesses and Con Edison Transmission. CECONY owns 21,976,200 shares of Con Edison stock, which it purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.
Capitalization of Con Edison
The outstanding capitalization for each of the Companies is shown on its Consolidated Statement of Capitalization, and for Con Edison includes outstanding debt of the Utilities and the Clean Energy Businesses.
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
Long-term Debt
Long-term debt maturing in the period 2017-2021 is as follows:

(Millions of Dollars)	Con Edison	CECONY
2017	$39	$—
2018	1,688	1,200
2019	574	475
2020	388	350
2021	540	—
CECONY has issued $450 million of tax-exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and is subject to tender by bondholders for purchase by the company.

The carrying amounts and fair values of long-term debt at December 31, 2016 and 2015 are:

(Millions of Dollars)	2016		2015
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$14,774	$16,093	$12,745	$13,856
CECONY	$12,073	$13,268	$11,437	$12,427
Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $15,457 million and $636 million of the fair value of long-term debt at December 31, 2016 are classified as Level 2 and Level 3, respectively. For CECONY, $12,632 million and $636 million of the fair value of long-term debt at December 31, 2016 are classified as Level 2 and Level 3, respectively (see Note P). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.
At December 31, 2016 and 2015, long-term debt of Con Edison included $845 million and $339 million, respectively, of non-recourse debt secured by the pledge of the applicable renewable energy production projects of the Clean Energy Businesses. At December 31, 2016 and 2015, long-term debt of Con Edison included $11 million and $15 million, respectively, of Transition Bonds issued in 2004 by O&R’s New Jersey utility subsidiary through a special purpose entity.
Significant Debt Covenants
The significant debt covenants under the financing arrangements for the Companies' debentures and Con Edison's notes and term loan include obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other corporation unless certain conditions are met. In addition, the notes include a covenant that the company shall continue its utility business in New York City, the term loan includes a covenant that, subject to certain exceptions, the company and its subsidiaries will not mortgage, lien, pledge or otherwise encumber its assets, and the notes and term loan provide that the company shall not permit its ratio of consolidated debt to consolidated capital to exceed certain amounts (0.675 to 1 for the notes and 0.65 to 1 for the term loan) and include cross default provisions with respect to other indebtedness of the company or its subsidiaries (material subsidiaries, in the case of the notes) having a then outstanding principal balance in excess of certain amounts ($100 million for the notes and $150 million for the term loan). The Companies' debentures have no cross default provisions. The tax-exempt financing arrangements of CECONY are subject to covenants for the debentures discussed above and the covenants discussed below. The Companies were in compliance with their significant debt covenants at December 31, 2016.
The tax-exempt financing arrangements involved the issuance of uncollateralized promissory notes of CECONY to NYSERDA in exchange for the net proceeds of a like amount of tax-exempt bonds with substantially the same terms sold to the public by NYSERDA. The tax-exempt financing arrangements include covenants with respect to the tax-exempt status of the financing, including covenants with respect to the use of the facilities financed. The arrangements include provisions for the maintenance of liquidity and credit facilities, the failure to comply with which would, except as otherwise provided, constitute an event of default for the debt to which such provisions applied.
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
The liquidity and credit facilities currently in effect for the tax-exempt financing include covenants that the ratio of debt to total capital of CECONY will not at any time exceed 0.65 to 1 and that, subject to certain exceptions, CECONY will not mortgage, lien, pledge or otherwise encumber its assets. Certain of the facilities also include as events of default, defaults in payments of other debt obligations in excess of specified levels ($150 million or $100 million, depending on the facility).

Note D – Short-Term Borrowing
In December 2016, Con Edison and the Utilities entered into a credit agreement (Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement expires in December 2021. There is a maximum of $2,250 million of credit available. The full amount is available to CECONY and $1,000 million (subject to increase up to $1,500 million) is available to Con Edison, including up to $1,200 million of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement. At December 31, 2016, Con Edison had $1,054 million of commercial paper outstanding, of which $600 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2016 was 1.0 percent for both Con Edison and CECONY. At December 31, 2015, Con Edison had $1,529 million of commercial paper outstanding of which $1,033 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2015 was 0.7 percent for both Con Edison and CECONY. At December 31, 2016 and 2015, no loans were outstanding under the Credit Agreement and $2 million (including $2 million for CECONY) and $15 million of letters of credit were outstanding under the Credit Agreement, respectively.
The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2016 this ratio was 0.51 to 1 for Con Edison and 0.52 to 1 for CECONY); having liens on its assets in an aggregate amount exceeding five percent of its consolidated total capital, subject to certain exceptions; and the failure, following any applicable notice period, to meet certain other customary covenants. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. The Companies were in compliance with their covenants at December 31, 2016.
See Note S for information about short-term borrowing between related parties.
Note E – Pension Benefits
Con Edison maintains a tax-qualified, non-contributory pension plan that covers substantially all employees of CECONY and O&R and certain employees of the Clean Energy Businesses. The plan is designed to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. In addition, Con Edison maintains additional non-qualified supplemental pension plans.
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for 2016, 2015 and 2014 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2016	2015	2014	2016	2015	2014
Service cost – including administrative expenses	$275	$297	$227	$258	$279	$211
Interest cost on projected benefit obligation	596	575	572	559	538	536
Expected return on plan assets	(947)	(886)	(832)	(898)	(840)	(789)
Recognition of net actuarial loss	596	775	618	565	734	586
Recognition of prior service costs	4	4	4	2	2	2
NET PERIODIC BENEFIT COST	$524	$765	$589	$486	$713	$546
Amortization of regulatory asset (a)	—	1	2	—	1	2
TOTAL PERIODIC BENEFIT COST	$524	$766	$591	$486	$714	$548
Cost capitalized	(214)	(301)	(225)	(203)	(285)	(212)
Reconciliation to rate level	54	(74)	118	58	(74)	108
Cost charged to operating expenses	$364	$391	$484	$341	$355	$444
(a) Relates to an increase in CECONY’s pension obligation of $45 million from a 1999 special retirement program.

Funded Status
The funded status at December 31, 2016, 2015 and 2014 was as follows:

	Con Edison			CECONY
(Millions of Dollars)	2016	2015	2014	2016	2015	2014
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$14,377	$15,081	$12,197	$13,482	$14,137	$11,429
Service cost – excluding administrative expenses	271	293	221	254	274	206
Interest cost on projected benefit obligation	596	575	572	559	538	536
Net actuarial (gain)/loss	(302)	(996)	2,641	(282)	(931)	2,484
Plan amendments	(256)	—	6	(259)	—	—
Benefits paid	(591)	(576)	(556)	(551)	(536)	(518)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$14,095	$14,377	$15,081	$13,203	$13,482	$14,137
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$11,759	$11,495	$10,755	$11,141	$10,897	$10,197
Actual return on plan assets	829	126	752	787	118	715
Employer contributions	508	750	578	469	697	535
Benefits paid	(591)	(576)	(556)	(551)	(536)	(518)
Administrative expenses	(33)	(36)	(34)	(31)	(35)	(32)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$12,472	$11,759	$11,495	$11,815	$11,141	$10,897
FUNDED STATUS	$(1,623)	$(2,618)	$(3,586)	$(1,388)	$(2,341)	$(3,240)
Unrecognized net loss	$3,157	$3,909	$4,888	$2,995	$3,704	$4,616
Unrecognized prior service costs	(244)	16	20	(258)	3	4
Accumulated benefit obligation	12,655	12,909	13,454	11,806	12,055	12,553
The decrease in the pension plan’s projected benefit obligation was the primary cause of the decreased pension liability at Con Edison and CECONY of $995 million and $953 million, respectively, compared with December 31, 2015. For Con Edison, this decrease in pension liability corresponds with a decrease to regulatory assets of $1,002 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $5 million (net of taxes) for the unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the Clean Energy Businesses and RECO.
For CECONY, the decrease in pension liability corresponds with a decrease to regulatory assets of $967 million for unrecognized net losses and unrecognized prior service costs consistent with the accounting rules for regulated operations, a credit to OCI of $1 million (net of taxes) for unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the Clean Energy Businesses.
A portion of the unrecognized net loss and prior service cost for the pension plan, equal to $579 million and $(16) million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $548 million and $(18) million, respectively, for CECONY.
At December 31, 2016 and 2015, Con Edison’s investments include $273 million and $243 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $246 million and $221 million, respectively. See Note P. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $303 million and $268 million as of December 31, 2016 and $285 million and $249 million as of December 31, 2015, respectively.

Assumptions
The actuarial assumptions were as follows:

	2016	2015	2014
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.25%	4.25%	3.90%
Rate of compensation increase
CECONY	4.25%	4.25%	4.25%
O&R	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.25%	3.90%	4.80%
Expected return on plan assets	7.80%	7.80%	8.00%
Rate of compensation increase
CECONY	4.25%	4.25%	4.35%
O&R	4.00%	4.00%	4.25%
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
Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2017	2018	2019	2020	2021	2022-2026
Con Edison	$702	$719	$730	$745	$758	$3,990
CECONY	653	670	679	693	705	3,716
Expected Contributions
Based on estimates as of December 31, 2016, the Companies expect to make contributions to the pension plans during 2017 of $423 million (of which $388 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans.
Plan Assets
The asset allocations for the pension plan at the end of 2016, 2015 and 2014, and the target allocation for 2017 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2017	2016	2015	2014
Equity Securities	52% - 64%	58%	57%	58%
Debt Securities	28% - 38%	33%	33%	32%
Real Estate	7% - 11%	9%	10%	10%
Total	100%	100%	100%	100%
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
The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2017 reflects the results of such a study conducted in 2016.
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
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements (Topic 820):Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent), which exempts investments measured using net asset value (NAV) practical expedient in ASC 820, Fair Value Measurement, from categorization within the fair value hierarchy. The guidance requires retrospective application and is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the amendment was retrospectively applied, resulting in the reclassification of real estate funds, private equity and hedge fund investments from Level III assets on the fair value hierarchy to investments measured at net asset value.
Assets measured at fair value on a recurring basis are summarized below as defined by the accounting rules for fair value measurements (see Note P).
The fair values of the pension plan assets at December 31, 2016 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$3,466	$—	$3,466
International Equity (b)	3,187	371	3,558
U.S. Government Issued Debt (c)	—	1,337	1,337
Corporate Bonds Debt (d)	—	2,140	2,140
Structured Assets Debt (e)	—	1	1
Other Fixed Income Debt (f)	—	200	200
Cash and Cash Equivalents (g)	147	389	536
Futures (h)	296	68	364
Total investments within the fair value hierarchy	$7,096	$4,506	$11,602
Investments measured at NAV per share (n)
Private Equity (i)			247
Real Estate (j)			1,139
Hedge Funds (k)			229
Total investments valued using NAV per share			$1,615
Funds for retiree health benefits (l)	(165)	(105)	(270)
Funds for retiree health benefits measured at NAV per share (l)(n)			(37)
Total funds for retiree health benefits			$(307)
Investments (excluding funds for retiree health benefits)	$6,931	$4,401	$12,910
Pending activities (m)			(438)
Total fair value of plan net assets			$12,472

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.

(b)	International Equity includes international equity index funds and actively-managed international equities.

(c)	U.S. Government Issued Debt includes agency and treasury securities.

(d)	Corporate Bonds Debt consists of debt issued by various corporations.

(e)	Structured Assets Debt includes commercial-mortgage-backed securities and collateralized mortgage obligations.

(f)	Other Fixed Income Debt includes municipal bonds, sovereign debt and regional governments.

(g)	Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.

(h)	Futures consist of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.

(i)	Private Equity consists of global equity funds that are not exchange-traded.

(j)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.

(k)	Hedge Funds are within a commingled structure which invests in various hedge fund managers who can invest in all financial instruments.

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

(n)
In accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The fair values of the pension plan assets at December 31, 2015 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$3,106	$—	$3,106
International Equity (b)	2,874	346	3,220
U.S. Government Issued Debt (c)	—	2,222	2,222
Corporate Bonds Debt (d)	—	1,356	1,356
Structured Assets Debt (e)	—	1	1
Other Fixed Income Debt (f)	—	170	170
Cash and Cash Equivalents (g)	115	414	529
Futures (h)	161	132	293
Total investments within the fair value hierarchy	$6,256	$4,641	$10,897
Investments measured at NAV per share (n)
Private Equity (i)			170
Real Estate (j)			1,248
Hedge Funds (k)			233
Total investments valued using NAV per share			$1,651
Funds for retiree health benefits (l)	(162)	(120)	(282)
Funds for retiree health benefits measured at NAV per share (l)(n)			(43)
Total funds for retiree health benefits			$(325)
Investments (excluding funds for retiree health benefits)	$6,094	$4,521	$12,223
Pending activities (m)			(464)
Total fair value of plan net assets			$11,759
(a) - (n) Reference is made to footnotes (a) through (n) in the above table of pension plan assets at December 31, 2016 by asset category.
The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
Con Edison	$36	$34	$32
CECONY	32	29	27
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
CECONY also has a contributory life insurance program for bargaining unit employees and provides basic life insurance benefits up to a specified maximum at no cost to certain retired management employees. O&R has a non-contributory life insurance program for retirees. Certain employees of the Clean Energy Businesses are eligible to receive benefits under these programs.
Total Periodic Benefit Cost
The components of the Companies’ total periodic postretirement benefit costs for 2016, 2015 and 2014 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2016	2015	2014	2016	2015	2014
Service cost	$18	$20	$19	$13	$15	$15
Interest cost on accumulated other postretirement benefit obligation	48	51	60	40	43	52
Expected return on plan assets	(77)	(78)	(77)	(67)	(68)	(68)
Recognition of net actuarial loss	5	31	57	3	28	51
Recognition of prior service cost	(20)	(20)	(19)	(14)	(14)	(15)
TOTAL PERIODIC POSTRETIREMENT BENEFIT COST	$(26)	$4	$40	$(25)	$4	$35
Cost capitalized	11	(2)	(15)	10	(2)	(14)
Reconciliation to rate level	22	14	10	22	6	2
Cost charged to operating expenses	$7	$16	$35	$7	$8	$23
Funded Status
The funded status of the programs at December 31, 2016, 2015 and 2014 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2016	2015	2014	2016	2015	2014
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,287	$1,411	$1,395	$1,093	$1,203	$1,198
Service cost	18	20	19	13	15	15
Interest cost on accumulated postretirement benefit obligation	48	51	60	40	43	52
Amendments	—	—	(12)	—	—	—
Net actuarial loss/(gain)	(57)	(103)	47	(52)	(85)	28
Benefits paid and administrative expenses	(134)	(127)	(134)	(122)	(117)	(125)
Participant contributions	36	35	36	35	34	35
BENEFIT OBLIGATION AT END OF YEAR	$1,198	$1,287	$1,411	$1,007	$1,093	$1,203
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$994	$1,084	$1,113	$870	$950	$977
Actual return on plan assets	60	(6)	59	52	(4)	54
Employer contributions	7	6	7	7	6	7
EGWP payments	35	28	12	33	26	11
Participant contributions	36	35	36	35	34	35
Benefits paid	(157)	(153)	(143)	(146)	(142)	(134)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$975	$994	$1,084	$851	$870	$950
FUNDED STATUS	$(223)	$(293)	$(327)	$(156)	$(223)	$(253)
Unrecognized net loss/(gain)	$(24)	$28	$78	$(42)	$4	$45
Unrecognized prior service costs	(31)	(51)	(71)	(18)	(32)	(46)
The decrease in the other postretirement benefit plan obligation was the primary cause of the decreased liability for other postretirement benefits at Con Edison and CECONY of $70 million and $67 million, respectively, compared with December 31, 2015. For Con Edison, this decreased liability corresponds with an increase to regulatory liabilities of $32 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $2 million (net of taxes) for the unrecognized net losses and a debit to OCI of $1 million (net of taxes) for the unrecognized prior service costs associated with the Clean Energy Businesses and RECO.

For CECONY, the decrease in liability corresponds with an increase to regulatory liabilities of $32 million for unrecognized net losses and unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations, and a credit to OCI of $1 million (net of taxes) for the unrecognized net losses and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the Clean Energy Businesses.
A portion of the unrecognized net losses and prior service costs for the other postretirement benefits, equal to $4 million and $(17) million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $1 million and $(11) million, respectively, for CECONY.
Assumptions
The actuarial assumptions were as follows:

	2016	2015	2014
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	4.00%	4.05%	3.75%
O&R	4.20%	4.20%	3.85%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate
CECONY	4.05%	3.75%	4.50%
O&R	4.20%	3.85%	4.75%
Expected Return on Plan Assets	7.00%	7.75%	7.75%
Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies and the assumed discount rate.
The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2016 was 6.00 percent, which is assumed to decrease gradually to 4.50 percent by 2024 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as of December 31, 2016 was 5.80 percent, which is assumed to decrease gradually to 4.50 percent by 2024 and remain at that level thereafter.
A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2016:

	Con Edison		CECONY
	1-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$(4)	$26	$(24)	$41
Effect on service cost and interest cost components for 2016	1	—	(1)	1

Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies:

(Millions of Dollars)	2017	2018	2019	2020	2021	2022-2026
Con Edison	$86	$85	$83	$80	$78	$375
CECONY	77	75	73	70	68	322

Expected Contributions
Based on estimates as of December 31, 2016, Con Edison and CECONY expect to make a contribution of $14 million (of which $10 million is to be contributed by CECONY) to the other postretirement benefit plans in 2017. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.
Plan Assets
The asset allocations for CECONY’s other postretirement benefit plans at the end of 2016, 2015 and 2014, and the target allocation for 2017 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2017	2016	2015	2014
Equity Securities	57%-73%	60%	59%	59%
Debt Securities	26%-44%	40%	41%	41%
Total	100%	100%	100%	100%
Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.
Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.
The fair values of the plan assets at December 31, 2016 by asset category as defined by the accounting rules for fair value measurements (see Note P) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$391	$391
Other Fixed Income Debt (b)	—	250	250
Cash and Cash Equivalents (c)	—	13	13
Total investments	$—	$654	$654
Funds for retiree health benefits (d)	165	105	270
Investments (including funds for retiree health benefits)	$165	$759	$924
Funds for retiree health benefits measured at net asset value (d)(e)			37
Pending activities (f)			14
Total fair value of plan net assets			$975

(a)	Equity includes a passively managed commingled index fund benchmarked to the MSCI All Country World Index.

(b)	Other Fixed Income Debt includes a passively managed commingled index fund benchmarked to the Barclays Capital Aggregate Index.

(c)	Cash and Cash Equivalents include short term investments and money markets.

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

(e)
In accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. See Note E.

(f)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year end.

The fair values of the plan assets at December 31, 2015 by asset category (see Note P) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$393	$393
Other Fixed Income Debt (b)	—	260	260
Cash and Cash Equivalents (c)	—	7	7
Total investments	$—	$660	$660
Funds for retiree health benefits (d)	162	120	282
Investments (including funds for retiree health benefits)	$162	$780	$942
Funds for retiree health benefits measured at net asset value (d)(e)			43
Pending activities (f)			9
Total fair value of plan net assets			$994
(a) - (f) Reference is made to footnotes (a) through (f) in the above table of other postretirement benefit plan assets at December 31, 2016 by asset category.
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
The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2016 and 2015 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Accrued Liabilities:
Manufactured gas plant sites	$664	$679	$567	$579
Other Superfund Sites	89	86	88	86
Total	$753	$765	$655	$665
Regulatory assets	$823	$904	$711	$800
Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. However, for some of the sites, the extent and associated cost of the required remediation has not yet been determined. As investigations progress and information pertaining to the required remediation becomes available, the Utilities expect that additional liability may be accrued, the amount of which is not presently determinable but may be material. The Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) prudently incurred site investigation and remediation costs.
Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites at December 31, 2016 and 2015 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Remediation costs incurred	$34	$37	$21	$34
Insurance recoveries received (a)	1	—	1	—
(a) Reduced amount deferred for recovery from customers
Con Edison and CECONY estimate that in 2017 they will incur costs for remediation of approximately $55 million and $47 million, respectively. The Companies are unable to estimate the time period over which the remaining accrued liability will be incurred because, among other things, the required remediation has not been determined for some of the sites.
In 2016, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $2.8 billion and $2.6 billion, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At December 31, 2016, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.

The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2016 and 2015 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$88	$86	$83	$81
Regulatory assets – workers’ compensation	$13	$11	$13	$11
Note H – Other Material Contingencies
Manhattan Steam Main Rupture
In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately sixty suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At December 31, 2016, the company has accrued its estimated liability for the suits of $25 million and an insurance receivable of $25 million.
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Street in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC (which also conducted an investigation). In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. Approximately seventy suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At December 31, 2016, the company had not accrued a liability for damages related to the incident.
Other Contingencies
See “Other Regulatory Matters” in Note B and "Uncertain Tax Positions" in Note L.
Guarantees
Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,370 million and $2,856 million at December 31, 2016 and 2015, respectively.
A summary, by type and term, of Con Edison’s total guarantees at December 31, 2016 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$435	$613	$—	$1,048
Energy transactions	603	35	98	736
Renewable electric production projects	439	—	19	458
Other	128	—	—	128
Total	$1,605	$648	$117	$2,370
Con Edison Transmission – Con Edison has guaranteed payment by CET Electric of the contributions CET Electric agreed to make to New York Transco LLC (NY Transco). CET Electric acquired a 45.7 percent interest in NY Transco when it was formed in 2014. In May 2016, the transmission owners transferred certain projects to NY Transco, as to which CET Electric made its required contributions. The other projects that were proposed when NY Transco was formed remain subject to certain authorizations from the NYSPSC, the FERC and, as applicable, other federal, state and local agencies. Guarantee amount shown is for the maximum possible required amount of CET Electric's contributions for these other projects as calculated based on the assumptions that the projects are completed at 175 percent of their estimated costs and NY Transco does not use any debt financing for the projects. Guarantee term shown is assumed as the timing of the contributions is not certain. Also included within the table above is a guarantee for $25 million from Con Edison on behalf of CET Gas in relation to a proposed gas transmission project in West Virginia and Virginia. See Note U.
Energy Transactions — Con Edison guarantees payments on behalf of the Clean Energy Businesses in order to facilitate physical and financial transactions in electricity, gas, pipeline capacity, transportation, oil, renewable energy credits and energy services. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet. Guarantee amounts shown above include $42 million of guarantees or other credit support provided by Con Edison on behalf of Con Edison Solutions that may continue in effect during the period in which Con Edison Solutions provides transition services in connection with the retail electric supply business it sold in September 2016. See Note U. As part of the sale agreement, the purchaser has agreed to pay Con Edison Solutions for draws on such guarantees or other credit support.
Renewable Electric Production Projects – Con Edison, Con Edison Development and Con Edison Solutions guarantee payments associated with the investment in solar and wind energy facilities on behalf of their wholly-owned subsidiaries.
Other – Other guarantees include $70 million in guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with operation of solar energy facilities and energy service projects of Con Edison Development and Con Edison Solutions, respectively. Other guarantees also includes Con Edison's guarantee (subject to a $53 million maximum amount) of certain obligations of Con Edison Solutions under its agreement to sell its retail electric supply business. See Note U. In addition, Con Edison issued a guarantee estimated at $5 million to the Public Utility Commission of Texas covering obligations of Con Edison Solutions as a retail electric provider. As part of the sale agreement for the retail electric supply business discussed above, the purchaser has agreed to pay Con Edison Solutions for draws on the guarantee to the Public Utility Commission of Texas.
Note I – Electricity Purchase Agreements
The Utilities have electricity purchase agreements with non-utility generators and others for generating capacity. The Utilities recover their purchased power costs in accordance with provisions approved by the applicable state public utility regulators. See “Recoverable Energy Costs” in Note A.

At December 31, 2016, the significant terms of the electricity purchase agreements with non-utility generators were as follows:

Facility	Equity Owner	Plant Output (MW)	Contracted Output (MW)	Contract Start Date	Contract Term (Years)
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	322	293	November 1996	40
Linden Cogeneration	Cogen Technologies Linden Venture, LP	974	630	May 1992	25
Indian Point	Entergy Nuclear Power Marketing, LLC	2,150	500	August 2001	16
The Utilities also conducted auctions and have entered into various other electricity purchase agreements. Assuming performance by the parties to the electricity purchase agreements, the Utilities are obligated over the terms of the agreements to make capacity and other fixed payments.
The future capacity and other fixed payments under the contracts are estimated to be as follows:

(Millions of Dollars)	2017	2018	2019	2020	2021	All Years Thereafter
Con Edison	$178	$125	$120	$76	$54	$710
CECONY	178	125	119	75	54	710
For energy delivered under most of the electricity purchase agreements, CECONY is obligated to pay variable prices. The company’s payments under the agreements for capacity, energy and other fixed payments in 2016, 2015 and 2014 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
Linden Cogeneration	$304	$323	$381
Indian Point	203	226	247
Astoria Energy (a)	50	178	230
Astoria Generating Company	16	—	—
Brooklyn Navy Yard	119	113	133
Indeck Corinth (b)	—	25	80
Selkirk (c)	—	—	144
Independence (c)	—	—	97
Total	$692	$865	$1,312
(a) Contract term ended in 2016.
(b) Contract term ended in 2015.
(c) Contract term ended in 2014

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
Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with the accounting rules for regulated operations, the amortization of the leased asset is based on the rental payments recovered from customers. The following assets under capital leases are included in the Companies’ consolidated balance sheets at December 31, 2016 and 2015:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
UTILITY PLANT
Common	$3	$3	$2	$2
The accumulated amortization of the capital leases for Con Edison and CECONY was $3 million and $1 million, respectively at December 31, 2016, and $3 million and $2 million, respectively at December 31, 2015.
The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)	Con Edison	CECONY
2017	$1	$1
2018	1	1
2019	—	—
2020	—	—
2021	—	—
All years thereafter	—	—
Total	2	2
Less: amount representing interest	—	—
Present value of net minimum lease payment	$2	$2
Operating leases: The future minimum lease commitments under the Companies’ operating lease agreements that are not cancellable by the Companies are as follows:

(Millions of Dollars)	Con Edison	CECONY
2017	$61	$53
2018	62	54
2019	61	54
2020	61	54
2021	58	53
All years thereafter	788	696
Total	$1,091	$964
Substantially all of the amounts shown in the above table are estimated amounts payable under CECONY’s revocable consent agreement with New York City for the use of streets and public places for installation and operation of transformers and associated vaults and equipment. Under the agreement, payments by CECONY increase 2.18 percent annually and are subject to decrease if CECONY’s transformer installations decrease by ½ of 1 percent or more from the prior year.
For information about changes to the accounting rules for leases, see Note T.
Note K – Goodwill and Other Intangible Assets
In 2016 and 2015, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of the goodwill were allocated to CECONY and O&R, respectively. In 2016 and 2015, Con Edison completed impairment tests for the goodwill of $23 million related to two energy services companies owned by Con Edison Solutions and a gas storage company owned by Con Edison Development. In 2015, Con Edison determined that the goodwill was not impaired. In 2016, Con Edison determined that goodwill related to the two energy services companies was impaired and upon calculating the implied fair value of goodwill using fair values based primarily on discounted cash flows, recorded a corresponding impairment charge of $15 million ($12 million, net of tax). In 2016, Con Edison determined that goodwill related to the gas storage company was not impaired. Additionally, in 2016, Con Edison Solutions acquired a residential solar company and recorded $14 million of goodwill as part of the preliminary purchase price allocation. Estimates of future cash flows, projected growth rates, and discount rates inherent in the cash flow estimates for the gas storage company and residential solar company may vary significantly from actual results, which could result in a future impairment of goodwill.

For information about changes to the accounting rules for goodwill, see Note T.

Con Edison's other intangible assets consist primarily of power purchase agreements, which were identified as part of purchase price allocations associated with acquisitions made by Con Edison Development in 2016 (see Note U). At December 31, 2016, intangible assets arising from power purchase agreements were $119 million, net of accumulated amortization of $1 million, and are being amortized over the life of each agreement. Excluding power purchase agreements, Con Edison’s other intangible assets were $5 million and $2 million, net of accumulated amortization of $5 million and $4 million, at December 31, 2016 and 2015, respectively. CECONY’s other intangible assets were immaterial at December 31, 2016 and 2015. Con Edison recorded amortization expense related to its intangible assets of $2 million in 2016, and immaterial amounts in 2015 and 2014. Con Edison expects amortization expense to be $8 million per year over the next five years.
Note L – Income Tax
The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2016	2015	2014	2016	2015	2014
State
Current	$(42)	$38	$59	$(1)	$48	$66
Deferred	188	93	61	114	82	65
Federal
Current	(43)	(86)	(9)	59	77	158
Deferred	604	569	463	435	372	271
Amortization of investment tax credits	(9)	(9)	(6)	(4)	(5)	(5)
Total income tax expense	$698	$605	$568	$603	$574	$555

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Deferred tax liabilities:
Property basis differences	$9,446	$8,614	$8,620	$7,922
Regulatory assets:
Unrecognized pension and other postretirement costs	1,162	1,562	1,104	1,490
Future income tax	986	947	940	899
Environmental remediation costs	333	365	287	322
Deferred storm costs	23	75	1	45
Other regulatory assets	371	367	321	308
Equity investments	363	295	—	—
Total deferred tax liabilities	$12,684	$12,225	$11,273	$10,986
Deferred tax assets:
Accrued pension and other postretirement costs	$581	$982	$467	$857
Regulatory liabilities	822	836	728	752
Superfund and other environmental costs	304	308	265	268
Asset retirement obligations	99	97	92	94
Loss carryforwards	59	29	—	—
Tax credits carryforward	498	258	—	1
Valuation allowance	(16)	(15)	—	—
Other	303	362	312	292
Total deferred tax assets	2,650	2,857	1,864	2,264
Net deferred tax liabilities	$10,034	$9,368	$9,409	$8,722
Unamortized investment tax credits	171	169	41	33
Net deferred tax liabilities and unamortized investment tax credits	$10,205	$9,537	$9,450	$8,755

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2016	2015	2014	2016	2015	2014
STATUTORY TAX RATE
Federal	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	4	5	5	4	5	5
Cost of removal	(1)	(5)	(5)	(1)	(5)	(5)
Renewable energy credits	(1)	(1)	—	—	—	—
Research and development credits	(1)	—	—	(1)	—	—
Other	—	—	(1)	(1)	—	(1)
Effective tax rate	36%	34%	34%	36%	35%	34%

In 2016, Con Edison had a federal net operating loss of approximately $204 million, primarily due to bonus depreciation. Con Edison expects to carryback approximately $178 million of its 2016 net operating loss to 2007 and 2014, which will result in recovery of $32 million of income tax and reestablishment of $31 million of general business tax credits. The remaining 2016 federal net operating loss of $26 million will be carried forward to future years and will not expire until 2036. General business tax credits that were generated in 2016 ($207 million) and became available as a result of the net operating loss carryback ($31 million) will be carried forward to future years. Con Edison has $498 million in general business tax credit (primarily renewable energy tax credits), which if unused will begin to expire in 2032. A deferred tax asset for these tax attribute carryforwards was recorded, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized.

Con Edison recorded a full valuation allowance of $3 million in 2015 against its charitable contribution carryforward from 2011. Due to the expiration of this charitable contribution carryforward in 2016, Con Edison wrote off the deferred tax asset and corresponding valuation allowance. Charitable contributions carryforward of $5 million and $6 million for 2015 and 2016, respectively, that will expire in 2020 and 2021, respectively, were recorded as a deferred tax asset and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized. In addition, a $12 million valuation allowance for New York City net operating loss carryforward and a $4 million valuation allowance for state net operating losses carryforward has been provided; as it is not more likely than not that the deferred tax asset will be realized.
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

Under the Taxpayer Relief Act of 2012, 50 percent bonus depreciation expired on December 31, 2013. The Tax Increase Prevention Act of 2014 extended bonus depreciation for another year through December 31, 2014. As a result of the extension of bonus depreciation to 2014, Con Edison filed a refund request with the IRS in January 2015 to recover $224 million ($128 million for CECONY) in estimated federal tax payments and received the refund in March 2015.

The Protecting Americans from Tax Hikes Act of 2015 extended bonus depreciation for property acquired and placed in service during 2015 through 2019. The bonus depreciation percentage is 50 percent for property placed in service during 2015, 2016 and 2017 and phases down to 40 percent in 2018, and 30 percent in 2019. As a result of the extension of bonus depreciation to 2015, Con Edison filed a refund request with the IRS in January 2016 to recover $160 million in estimated federal tax payments. In February 2016, Con Edison received a refund of estimated taxes paid in the amount of $160 million ($143 million for CECONY).
Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

	Con Edison			CECONY
(Millions of Dollars)	2016	2015	2014	2016	2015	2014
Balance at January 1,	$34	$34	$9	$2	$2	$—
Additions based on tax positions related to the current year	2	—	—	2	—	—
Additions based on tax positions of prior years	19	1	27	19	—	2
Reductions for tax positions of prior years	(13)	—	(2)	(2)	—	—
Reductions from expiration of statute of limitations	—	(1)	—	—	—	—
Settlements	—	—	—	—	—	—
Balance at December 31,	$42	$34	$34	$21	$2	$2

In 2016, Con Edison reached a settlement with New York State on two claims it had filed in previous years and reversed $11 million in uncertain tax positions. Of this amount, $8 million ($5 million, net of federal taxes) reduced Con Edison’s effective tax rate. The amount related to CECONY was $2 million ($1 million, net of federal taxes), all of which reduced CECONY’s effective tax rate. Current year additions of $21 million are for tax credits and prior years' claims filed in 2016.

As of December 31, 2016, Con Edison reasonably expects to resolve within the next twelve months approximately $35 million ($24 million, net of federal taxes) of various federal and state uncertainties due to the expected completion of ongoing tax examinations, including $21 million ($14 million, net of federal taxes), which, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $17 million ($12 million, net of federal taxes), including $2 million, which, if recognized, would reduce CECONY’s effective tax rate.
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2016, 2015 and 2014, the Companies recognized an immaterial amount of interest and no penalties for uncertain tax positions in their consolidated income statements. At December 31, 2016 and 2015, the Companies recognized an immaterial amount of interest and no penalties in their consolidated balance sheets.
At December 31, 2016, the total amount of unrecognized tax benefits that, if recognized, would reduce the Companies’ effective tax rate is $24 million ($17 million, net of federal taxes) with $3 million attributable to CECONY.
The federal tax returns for 2012 through 2015 remain open for examination. State income tax returns remain open for examination in New York for tax years 2006 through 2015 and in New Jersey for tax years 2008 through 2015.
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
Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased in the open market. The shares used during the year ended December 31, 2016 were new shares. The Companies intend to use new shares to fulfill their stock-based compensation obligations for 2017.
The Companies recognized stock-based compensation expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the years ended December 31, 2016, 2015 and 2014:

	Con Edison			CECONY
(Millions of Dollars)	2016	2015	2014	2016	2015	2014
Performance-based restricted stock	$42	$27	$22	$36	$23	$19
Time-based restricted stock	2	1	2	2	1	2
Non-employee director deferred stock compensation	2	2	2	2	2	2
Stock purchase plan	4	4	3	4	3	3
Total	$50	$34	$29	$44	$29	$26
Income tax benefit	$20	$14	$12	$18	$12	$10
Stock Options
The Companies last granted stock options in 2006. The stock options generally vested over a three-year period and had a term of 10 years. Options were granted at an exercise price equal to the fair market value of a common share when the option was granted. The Companies generally recognized compensation expense (based on the fair value of stock option awards) over the vesting period. No outstanding options remain as of December 31, 2016.
A summary of changes in the status of stock options as of December 31, 2016 is as follows:

	Con Edison		CECONY
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	79,125	$43.50	65,775	$43.50
Exercised	79,125	43.50	65,775	43.50
Forfeited	—	—	—	—
Outstanding at December 31, 2016	—	$—	—	$—
The following table summarizes information about stock options for the years ended December 31, 2016 and 2015:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Aggregate intrinsic value (a)
Options outstanding	$—	$2	$—	$1
Options exercised	2	3	2	3
Cash received by Con Edison for payment of exercise price	3	6	3	5
(a) Aggregate intrinsic value represents the changes in the fair value of all outstanding options from their grant dates to December 31 of the years presented above.
The income tax benefit Con Edison realized from stock options exercised in the years ended December 31, 2016, 2015 and 2014 was $1 million.
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
The number of units in each annual Performance RSU award is subject to adjustment as follows: (i) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 200 percent, based on Con Edison’s total shareholder return relative to a specified peer group during a specified performance period (the TSR portion); and (ii) 50 percent of the units awarded will be multiplied by factors that may range from 0 to 200 percent, based on determinations made in connection with the Companies’ annual incentive plans or, for certain executive officers, actual performance as compared to certain performance measures during a specified performance period (the non-TSR portion). Performance RSU awards generally vest upon completion of the performance period.
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

	2016	2015	2014
Risk-free interest rate (a)	0.85% - 1.20%	0.64% - 3.28%	0.23% - 3.07%
Expected term (b)	3 years	3 years	3 years
Expected share price volatility (c)	17.72% - 18.22%	15.82%	13.14%

(a)	The risk-free rate is based on the U.S. Treasury zero-coupon yield curve.

(b)	The expected term of the Performance RSUs equals the vesting period. The Companies do not expect significant forfeitures to occur.

(c)	Based on historical experience.

A summary of changes in the status of the Performance RSUs’ TSR and non-TSR portions during the year ended December 31, 2016 is as follows:

	Con Edison			CECONY
		Weighted Average Grant Date Fair Value (a)			Weighted Average Grant Date Fair Value (a)
	Units	TSR Portion (b)	Non-TSR Portion (c)	Units	TSR Portion (b)	Non-TSR Portion (c)
Non-vested at December 31, 2015	1,078,339	$45.26	$58.08	853,257	$45.37	$58.12
Granted	386,400	83.16	72.10	295,300	82.73	72.34
Vested	(351,230)	55.16	57.96	(285,162)	55.21	58.07
Forfeited	(26,372)	48.48	61.03	(15,053)	53.61	63.05
Non-vested at December 31, 2016	1,087,137	$55.45	$63.03	848,342	$54.92	$63.00

(a)	The TSR and non-TSR Portions each account for 50 percent of the awards’ value.

(b)	Fair value is determined using the Monte Carlo simulation described above. Weighted average grant date fair value does not reflect any accrual or payment of dividends prior to vesting.

(c)
Fair value is determined using the market price of one share of Con Edison common stock on the grant date. The market price has not been discounted to reflect that dividends do not accrue and are not payable on Performance RSUs until vesting.

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding at December 31, 2016 is $34 million, including $27 million for CECONY, and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY.
In accordance with the accounting rules for stock compensation, for time-based awards, the Companies are accruing a liability and recognizing compensation expense based on the market value of a common share throughout the vesting period. The vesting period for awards is three years and is based on the employee’s continuous service to Con Edison. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income.
A summary of changes in the status of time-based awards during the year ended December 31, 2016 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	64,980	$58.56	61,630	$58.55
Granted	23,000	76.62	21,800	76.62
Vested	(20,900)	61.03	(19,800)	61.03
Forfeited	(1,100)	60.13	(1,050)	60.43
Non-vested at December 31, 2016	65,980	$64.04	62,580	$64.03
The total expense to be recognized by Con Edison in future periods for unvested time-based awards outstanding at December 31, 2016 for Con Edison and CECONY was $2 million and is expected to be recognized over a weighted average period of one year.
Under the LTIP, each non-employee director receives stock units, which are deferred until the director’s separation from service or another date specified by the director. Each director may also elect to defer all or a portion of their cash compensation into additional stock units, which are deferred until the director’s termination of service or another date specified by the director. Non-employee directors’ stock units issued under the LTIP are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the year ended December 31, 2016, approximately 27,600 units were issued at a weighted average grant date price of $74.37.

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
Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2016, 2015 and 2014, 720,268, 761,784 and 708,276 shares were purchased under the Stock Purchase Plan at a weighted average price of $72.67, $62.75 and $56.23 per share, respectively.
Note N – Financial Information by Business Segment
The business segments of each of the Companies, which are its operating segments, were determined based on management’s reporting and decision-making requirements in accordance with the accounting rules for segment reporting.
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. Con Edison Transmission, which had begun investing in electric transmission and gas pipeline and storage assets (see Note U), was added in June 2016 as a separate reportable segment based on management’s reporting and decision-making, including performance evaluation and resource allocation. For comparison purposes, the previously reported financial information by business segments was reclassified to reflect the current business segment presentation.
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
The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2016 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$8,106	$17	$865	$1,847	$2	$459	$495	$30,708	$1,819
Gas	1,508	6	159	357	(1)	105	92	7,553	811
Steam	551	88	82	58	(1)	39	30	2,595	126
Consolidation adjustments	—	(111)	—	—	—	—	—	—	—
Total CECONY	$10,165	$—	$1,106	$2,262	$—	$603	$617	$40,856	$2,756
O&R
Electric	$637	$—	$49	$95	$1	$24	$30	$1,949	$114
Gas	184	—	18	35	—	12	10	809	52
Other	—	—	—	—	—	—	—	—	—
Total O&R	$821	$—	$67	$130	$1	$36	$40	$2,758	$166
Clean Energy Businesses	$1,091	$7	$42	$183	$21	$34	$53	$2,551	$1,235
Con Edison Transmission	—	—	—	(3)	43	6	—	1,150	1,078
Other (b)	(2)	(7)	1	3	(1)	17	4	940	—
Total Con Edison	$12,075	$—	$1,216	$2,575	$64	$696	$714	$48,255	$5,235

As of and for the Year Ended December 31, 2015 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets (c)	Capital expenditures
CECONY
Electric	$8,172	$18	$820	$1,798	$(2)	$447	$447	$30,603	$1,658
Gas	1,527	6	142	356	(2)	96	100	6,974	671
Steam	629	86	78	93	(1)	41	41	2,653	106
Consolidation adjustments	—	(110)	—	—	—	—	—	—	—
Total CECONY	$10,328	$—	$1,040	$2,247	$(5)	$584	$588	$40,230	$2,435
O&R
Electric	$663	$—	$50	$103	$(2)	$23	$31	$2,140	$114
Gas	182	—	18	18	(2)	12	2	579	46
Other	—	—	—	—	—	—	—	—	—
Total O&R	$845	$—	$68	$121	$(4)	$35	$33	$2,719	$160
Clean Energy Businesses	$1,383	$(2)	$22	$58	$35	$11	$22	$1,680	$823
Con Edison Transmission	—	—	—	—	—	—	—	3	—
Other (b)	(2)	2	—	1	(2)	23	1	1,010	—
Total Con Edison	$12,554	$—	$1,130	$2,427	$24	$653	$644	$45,642	$3,418

As of and for the Year Ended December 31, 2014 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets (c)	Capital expenditures
CECONY
Electric	$8,437	$16	$781	$1,712	$8	$412	$425	$30,295	$1,500
Gas	1,721	6	132	314	2	89	88	6,478	549
Steam	628	84	78	113	1	36	49	2,670	83
Consolidation adjustments	—	(106)	—	—	—	—	—	—	—
Total CECONY	$10,786	$—	$991	$2,139	$11	$537	$562	$39,443	$2,132
O&R
Electric	$680	$—	$46	$103	$3	$24	$29	$2,023	$105
Gas	212	—	15	25	—	10	6	786	37
Other	—	—	—	—	—	1	—	1	—
Total O&R	$892	$—	$61	$128	$3	$35	$35	$2,810	$142
Clean Energy Businesses	$1,244	$(10)	$19	$(60)	$28	$(8)	$(8)	$1,013	$447
Con Edison Transmission	—	—	—	—	—	—	—	1	—
Other (b)	(3)	10	—	2	—	27	—	804	—
Total Con Edison	$12,919	$—	$1,071	$2,209	$42	$591	$589	$44,071	$2,721

(a)
For Con Edison, the income tax expense on non-operating income was $16 million, $40 million and $21 million in 2016, 2015 and 2014, respectively. For CECONY, the income tax expense on non-operating income was $14 million, $14 million and $7 million in 2016, 2015 and 2014, respectively.

(b)	Parent company and consolidation adjustments. Other does not represent a business segment.

(c)
Reflects $237 million in 2014, related to the adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” See Notes C and L.

Note O – Derivative Instruments and Hedging Activities
Commodity Derivatives
Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. Derivatives are recognized on the consolidated balance sheet at fair value (see Note P), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at December 31, 2016 and 2015 were:

(Millions of Dollars)	2016				2015
Balance Sheet Location	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)		Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$81	$(64)	$17	(b)	$59	$(41)	$18	(b)
Current - assets held for sale (c)	—	—	—		51	(50)	1
Noncurrent	49	(43)	6		57	(54)	3
Noncurrent - assets held for sale (c)	—	—	—		15	(15)	—
Total fair value of derivative assets	$130	$(107)	$23		$182	$(160)	$22
Fair value of derivative liabilities
Current	$(138)	$61	$(77)		$(144)	$78	$(66)
Current - liabilities held for sale (c)	—	—	—		(115)	50	(65)
Noncurrent	(91)	52	(39)	(d)	(102)	63	(39)
Noncurrent - liabilities held for sale (c)	—	—	—		(28)	15	(13)
Total fair value of derivative liabilities	$(229)	$113	$(116)		$(389)	$206	$(183)
Net fair value derivative assets/(liabilities)	$(99)	$6	$(93)	(b)(d)	$(207)	$46	$(161)	(b)
CECONY
Fair value of derivative assets
Current	$52	$(45)	$7	(b)	$40	$(32)	$8	(b)
Noncurrent	41	(35)	6		48	(47)	1
Total fair value of derivative assets	$93	$(80)	$13		$88	$(79)	$9
Fair value of derivative liabilities
Current	$(111)	$45	$(66)		$(121)	$71	$(50)
Noncurrent	(77)	44	(33)		(92)	56	(36)
Total fair value of derivative liabilities	$(188)	$89	$(99)		$(213)	$127	$(86)
Net fair value derivative assets/(liabilities)	$(95)	$9	$(86)	(b)	$(125)	$48	$(77)	(b)

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

(b)
At December 31, 2016 and 2015, margin deposits for Con Edison ($7 million and $26 million, respectively) and CECONY ($7 million and $26 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)	Amounts represent derivative assets and liabilities included in assets and liabilities held for sale on the consolidated balance sheet.

(d)	Does not include ($1) million for interest rate swap (see below).

The Utilities generally recover their prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with rate provisions approved by the applicable state utility regulators. See "Recoverable Energy Costs" in Note A. In accordance with the accounting rules for regulated operations, the Utilities record a regulatory asset or liability to defer recognition of unrealized gains and losses on their electric and gas derivatives. As gains and losses are realized in future periods, they will be recognized as purchased power, gas and fuel costs in the Companies’ consolidated income statements. The Clean Energy Businesses record realized and unrealized gains and losses on their derivative contracts in purchased power, gas purchased for resale and non-utility revenue in the reporting period in which they occur. Management believes that these derivative instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.
The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the years ended December 31, 2016 and 2015:

		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2016		2015		2016		2015
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$23		$1		$18		$2
Noncurrent	Deferred derivative gains	1		1		2		—
Total deferred gains/(losses)		$24		$2		$20		$2
Current	Deferred derivative losses	$22		$(16)		$18		$(11)
Current	Recoverable energy costs	(212)		(136)		(194)		(127)
Noncurrent	Deferred derivative losses	2		(25)		4		(23)
Total deferred gains/(losses)		$(188)		$(177)		$(172)		$(161)
Net deferred gains/(losses)		$(164)		$(175)		$(152)		$(159)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(101)	(a)	$(109)	(b)	$—		$—
	Gas purchased for resale	(112)		(106)		—		—
	Non-utility revenue	9	(a)	30	(b)	—		—
	Other operations and maintenance expense	1	(c)	(1)	(d)	1	(c)	(1)	(d)
Total pre-tax gain/(loss) recognized in income		$(203)		$(186)		$1		$(1)

(a)	For the year ended December 31, 2016, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($5 million loss) and purchased power expense ($11 million gain).

(b)	For the year ended December 31, 2015, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($1 million gain) and purchased power expense ($1 million loss).

(c)	For the year ended December 31, 2016, Con Edison and CECONY recorded an unrealized gain in other operations and maintenance expense ($1 million).

(d)	For the year ended December 31, 2015, Con Edison and CECONY recorded an unrealized loss in other operations and maintenance expense ($1 million).
The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at December 31, 2016:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	21,235,830	13,616	77,248,786	3,696,000
CECONY	19,258,400	7,500	71,060,000	3,696,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts which are associated with electric and gas contracts and hedged volumes.
The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the Clean Energy Businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements, collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the Companies have a legally enforceable right to offset.
At December 31, 2016, Con Edison and CECONY had $62 million and $20 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $25 million with commodity exchange brokers, $17 million with investment-grade counterparties, $11 million with non-investment grade/non-rated counterparties and $9 million with independent system operators. CECONY’s net credit exposure consisted of $14 million with commodity exchange brokers and $6 million with investment-grade counterparties.
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
The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at December 31, 2016:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$113	$103
Collateral posted	43	42
Additional collateral (b) (downgrade one level from current ratings)	11	10
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	75	65

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $43 million at December 31, 2016. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At December 31, 2016, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $15 million.

Interest Rate Swap
In December 2016, the Clean Energy Businesses acquired Coram Wind (see Note U) which holds an interest rate swap that terminates in June 2024, pursuant to which it pays a fixed-rate of 2.0855 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at the time of acquisition was a liability of $1 million which was added to Con Edison’s consolidated balance sheet. Subsequent changes to the fair value after the date of acquisition are recorded in the company’s consolidated income statement as other interest expense and were immaterial for the year ended December 31, 2016.

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

Assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2016 and 2015 are summarized below.

	2016					2015
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$14	$33	$7	$(24)	$30	$2	$25	$13	$7	$47
Commodity held for sale (f)	—	—	—	—	—	—	63	1	(63)	1
Other (a)(b)(d)	222	111	—	—	333	185	112	—	—	297
Total assets	$236	$144	$7	$(24)	$363	$187	$200	$14	$(56)	$345
Derivative liabilities:
Commodity (a)(b)(c)	$4	$144	$6	$(38)	$116	$16	$153	$1	$(65)	$105
Interest Rate Swap (a)(b)(c)(g)	—	1	—	—	1	—	—	—	—	—
Commodity held for sale (f)	—	—	—	—	—	1	133	7	(63)	78
Total liabilities	$4	$145	$6	$(38)	$117	$17	$286	$8	$(128)	$183
CECONY
Derivative assets:
Commodity (a)(b)(c)	$10	$19	$1	$(10)	$20	$1	$9	$8	$17	$35
Other (a)(b)(d)	200	106	—	—	306	171	105	—	—	276
Total assets	$210	$125	$1	$(10)	$326	$172	$114	$8	$17	$311
Derivative liabilities:
Commodity (a)(b)(c)	$1	$124	$—	$(26)	$99	$14	$129	$—	$(57)	$86

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. There were no transfers between levels 1, 2 and 3 for the years ended December 31, 2016 and 2015.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2016 and 2015, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

(d)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.

(e)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

(f)	Amounts represent derivative assets and liabilities included in Assets and Liabilities held for sale on the consolidated balance sheet (see Note U).

(g)	See Note O.
The employees in the Companies’ risk management group develop and maintain the Companies’ valuation policies and procedures for, and verify pricing and fair value valuation of, commodity derivatives. Under the Companies’

policies and procedures, multiple independent sources of information are obtained for forward price curves used to value commodity derivatives. Fair value and changes in fair value of commodity derivatives are reported on a monthly basis to the Companies’ risk committees, comprised of officers and employees of the Companies that oversee energy hedging at the Utilities and the Clean Energy Businesses. The risk management group reports to the Companies’ Vice President and Treasurer.

	Fair Value of Level 3 at December 31, 2016
	(Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison — Commodity
Electricity	$(1)	Discounted Cash Flow	Forward energy prices (a)	$37.75-$55.00 per MWh
		Discounted Cash Flow	Forward capacity prices (a)	$2.42-$10.25 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	2	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	50.0%
			Discount/(premium) to adjust auction prices for historical monthly realized settlements (b)	(75.2)%-58.9%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$1.11-$2.90 per MWh
Total Con Edison — Commodity	$1
CECONY — Commodity
Transmission Congestion Contracts	$1	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	50.0%
			Discount/(premium) to adjust auction prices for historical monthly realized settlements (b)	(75.2)%-58.9%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2016 and 2015 and classified as Level 3 in the fair value hierarchy:

	Con Edison		CECONY
(Millions of Dollars)	2016	2015	2016	2015
Beginning balance as of January 1,	$6	$20	$8	$13
Included in earnings	(7)	(20)	(1)	(6)
Included in regulatory assets and liabilities	(6)	1	(6)	—
Purchases	4	11	2	5
Sales (a)	4	—	—	—
Settlements	—	(6)	(2)	(4)
Ending balance as of December 31,	$1	$6	$1	$8
(a)Amounts represent derivative instruments novated as part of the assets of Con Edison Solutions’ retail electric supply business which were sold to a subsidiary of Exelon Corporation (see Note U).
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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both years) and purchased power costs ($6 million loss and $14 million loss) on the consolidated income statement for the years ended December 31, 2016 and 2015, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at December 31, 2016 and 2015 is included in non-utility revenues (immaterial for both years) and purchased power costs ($1 million loss and $8 million loss) on the consolidated income statement for the years ended December 31, 2016 and 2015, respectively.

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
CECONY
CECONY had a variable interest in a non-consolidated VIE, Astoria Energy, LLC (Astoria Energy), with which CECONY entered into a long-term electricity purchase agreement that expired in April 2016. CECONY has ongoing long-term electricity purchase agreements with the following two potential VIEs: Cogen Technologies Linden Venture, LP and Brooklyn Navy Yard Cogeneration Partners, LP. In 2016, requests were made of these counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. See Note I for information on these electricity purchase agreements, the payments pursuant to which constitute CECONY's maximum exposure to loss with respect to the potential VIEs.

Con Edison Development
Con Edison has a variable interest in OCI Solar San Antonio 4 LLC (Texas Solar 4), which is a consolidated entity in which Con Edison Development has an 80 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 is held by Con Edison Development. Texas Solar 4 owns a project company that developed a 40 MW (AC) solar electric production project in Texas. Electricity generated by the project is sold to the City of San Antonio pursuant to a long-term power purchase agreement. At December 31, 2016 and 2015, Con Edison’s consolidated balance sheet includes $54 million and $58 million in net assets (as detailed in the table below) and the noncontrolling interest of the third party of $7 million and $9 million related to Texas Solar 4, respectively. Earnings for the year ended December 31, 2016 and 2015 were immaterial.

(Millions of Dollars)	2016	2015
Restricted cash	$8	$9
Receivable from parent company	35	32
Non-utility property, less accumulated depreciation of $9 and $5, respectively	104	107
Other assets	8	11
Total assets (a)	$155	$159
Long-term debt due within one year	$3	$2
Other liabilities	38	37
Long-term debt	60	62
Total liabilities (b)	$101	$101

(a)	The assets of Texas Solar 4 represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.

(b)	The liabilities of Texas Solar 4 represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.
The following table summarizes the VIEs in which Con Edison Development has entered into as of December 31, 2016:

Project Name (a)	Generating Capacity (b) (MW AC)	Power Purchase Agreement Term in Years	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3	128	20	2014	Nevada	$179
Mesquite Solar 1	83	20	2013	Arizona	108
Copper Mountain Solar 2	75	25	2013	Nevada	84
California Solar	55	25	2012	California	69
Broken Bow II	38	25	2014	Nebraska	48
Texas Solar 4	32	25	2014	Texas	47

(a)
With the exception of Texas Solar 4, Con Edison’s ownership interest is 50 percent and these projects are accounted for using the equity method of accounting. With the exception of Texas Solar 4, Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the entities are shared equally between Con Edison Development and third parties. Con Edison’s ownership interest in Texas Solar 4 is 80 percent and is consolidated in the financial statements. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 is held by Con Edison Development.

(b)	Represents Con Edison Development’s ownership interest in the project.

(c)
For investments accounted for under the equity method, maximum exposure is equal to the carrying value of the investment on the consolidated balance sheet. For consolidated investments, such as Texas Solar 4, maximum exposure is equal to the net assets of the project on the consolidated balance sheet less any applicable noncontrolling interest ($7 million for Texas Solar 4). Con Edison did not provide any financial or other support during the year that was not previously contractually required.

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
Con Edison recorded asset retirement obligations for the removal of the Clean Energy Businesses’ solar and wind equipment related to projects located on property that is not owned by them and the term of the arrangement is finite including any renewal options. Con Edison did not record asset retirement obligations for the Clean Energy Businesses’ projects that are located on property that is owned by them because they expect that the equipment will continue to generate electricity at these facilities long past the manufacturer’s warranty at minimal operating expense. Therefore, Con Edison was unable to reasonably estimate the retirement date of this equipment.
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

At December 31, 2016, the liabilities for asset retirement obligations of Con Edison and CECONY were $246 million and $227 million, respectively. At December 31, 2015, the liabilities for asset retirement obligations of Con Edison and CECONY were $242 million and $234 million, respectively. The change in liabilities at December 31, 2016 was due to changes in estimated cash flows of $29 million and $19 million for Con Edison and CECONY, respectively, and accretion expense of $10 million and $9 million for Con Edison and CECONY, respectively. The changes were offset by liabilities settled of $35 million for both Con Edison and CECONY. Con Edison and CECONY also recorded reductions of $37 million and $23 million during the years ended December 31, 2016 and 2015, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense.
Note S – Related Party Transactions
The Utilities and the Clean Energy Businesses provide administrative and other services to each other pursuant to cost allocation procedures approved by the NYSPSC. The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2016, 2015 and 2014 were as follows:

	CECONY
(Millions of Dollars)	2016	2015	2014
Cost of services provided	$108	$99	$90
Cost of services received	64	60	57
In addition, CECONY and O&R have joint gas supply arrangements, in connection with which CECONY sold to O&R $47 million, $54 million and $80 million of natural gas for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are net of the effect of related hedging transactions.

The Utilities perform work and incur expenses on behalf of NY Transco, a company in which CET Electric has a 45.7 percent equity interest. The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the year ended December 31, 2016, the amounts billed by the Utilities to NY Transco were immaterial. In May 2016, CECONY transferred certain electric transmission projects to NY Transco (see Note U).
CECONY has storage and wheeling service contracts with Stagecoach Gas Services LLC (Stagecoach), a joint venture formed by a subsidiary of CET Gas and a subsidiary of Crestwood Equity Partners LP (Crestwood) (see Note U). In addition, CECONY is the replacement shipper on one of Crestwood’s firm transportation agreements with Tennessee Gas Pipeline Company LLC. From the inception of the joint venture in June 2016 through December 31, 2016, the amount of storage and wheeling services received by CECONY from Stagecoach was $18 million. In addition, the Clean Energy Businesses entered into two electricity sales agreements with Stagecoach under which the amounts received in 2016 were immaterial.
CECONY has a financial electric capacity contract with Con Edison Energy for the period May 2016 through April 2017. For the year ended December 31, 2016, Con Edison Energy's realized gains under this contract were immaterial.
FERC has authorized CECONY through 2017 to lend funds to O&R from time to time, for periods of not more than 12 months, in amounts not to exceed $250 million outstanding at any time, at prevailing market rates. There were no outstanding loans to O&R at December 31, 2016 and 2015.
Note T – New Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board jointly issued a revenue recognition standard that will supersede the revenue recognition requirements within Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific guidance under the Codification through Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The purpose of the new guidance is to create a consistent framework for revenue recognition. The guidance clarifies how to measure and recognize revenue arising from customer contracts to depict the transfer of goods or services in an amount that reflects the consideration the entity expects to receive. Amendments were issued subsequently to clarify key areas including principal/agent considerations, performance obligations, licensing, sales taxes, noncash consideration, and contracts. The new standard is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after

December 15, 2016, however, the Companies plan to adopt the new standard for reporting periods beginning after December 15, 2017.

Under the new standard, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Companies anticipate using the modified retrospective approach.

The Companies are currently in the process of evaluating the impact of the new standard on their various revenue streams. The majority of the Companies’ sales are derived from tariffs to provide electric, gas, and steam service to customers. For such tariffs, the Companies expect that the revenue from contracts with the customer under ASU 2014-09 will be equivalent to the electricity, gas, or steam supplied in that period which is consistent with current practice. Consequently, the Companies do not anticipate that the new standard will significantly impact the amount and/or timing of such revenues. The Companies continue to review the potential impacts of other revenue at the Utilities and the Clean Energy Businesses on the Companies' financial position, results of operations and liquidity as well as the additional disclosures required under the new standard.

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

In February 2016, the FASB issued amendments on financial reporting of leasing transactions through ASU No. 2016-02, “Leases (Topic 842)." The amendments require lessees to recognize assets and liabilities on the balance sheet and disclose key information about leasing arrangements. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model. For income statement purposes, the pattern of expense recognition will be dependent on whether transactions are designated as operating leases or finance leases. The amendments are effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The amendments must be adopted using a modified retrospective transition and provide for certain practical expedients. Based on the existing portfolio of leases at implementation, for leases currently classified as operating leases, the Companies expect to recognize on the statements of financial position right-of-use assets and lease liabilities. The Companies are in the process of evaluating the potential impact of the new guidance on the Companies’ results of operations and liquidity.

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

In March 2016, the FASB issued amendments to eliminate the requirement to retroactively adopt the equity method of accounting when a company increases its level of ownership or degree of influence over an investment through ASU No. 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in Accumulated Other Comprehensive Income at the date the investment qualifies for the equity method. The amendments are effective for reporting periods beginning after December 15, 2016. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In March 2016, the FASB issued amendments to simplify several aspects of the accounting for share-based payment transactions through ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments simplify areas such as income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments are effective for reporting periods beginning after December 15, 2016. The company elected to early adopt this standard as permitted, and it did not have a material impact on the Companies’ financial position, results of operations and liquidity.

In May 2016, the FASB issued amendments to the guidance on revenue recognition and derivatives and hedging through ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update).” The amendment rescinds certain SEC guidance superseded by the newly issued revenue recognition and hedging guidance (ASU 2014-09 and 2014-16 respectively). The amendments will be effective upon adoption of ASU 2014-09 and 2014-16. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

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

In October 2016, the FASB issued amendments to the guidance for Income Taxes through ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory).” The amendment clarifies the tax treatment of intra-entity transfers of assets other than inventory. The updated guidance requires entities to recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. For public entities, the amendments are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In October 2016, the FASB issued amendments to the guidance for Consolidation through ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.” The amendments in this update change how a single decision maker of a VIE will consider its indirect interests in a VIE held by related parties under common control when performing the primary beneficiary analysis. If a single decision maker and its related parties are under common control, the single decision maker must evaluate indirect interests on a proportionate basis when evaluating whether it is a primary beneficiary of the VIE. The guidance does not change the characteristics of a primary beneficiary under GAAP but has amended the considerations in the evaluation of determining the primary beneficiary of a VIE under common control. For public entities, the amendments are effective for reporting periods beginning after December 15, 2016. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In November 2016, the FASB issued amendments to the guidance for the Statement of Cash Flows through ASU 2016-18, “Update 2016-18-Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The amendments in this update clarify the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. For public entities, the amendments are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In January 2017, the FASB issued amendments to the guidance for Business Combinations through ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business and provide guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the amendments are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In January 2017, the FASB issued amendments to the guidance for the subsequent measurement of goodwill through ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this update simplify goodwill impairment testing by eliminating Step 2 of the goodwill impairment test wherein an entity has to compute the implied fair value of goodwill by performing procedures to determine the fair value of its assets and liabilities. Under the new guidance, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to that reporting unit. For public entities, the amendments are effective for reporting periods beginning after December 15, 2019. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.
Note U – Acquisitions, Investments and Dispositions
Acquisitions and Investments

Texas Solar 7
In January 2016, Con Edison Development acquired a 100 percent equity interest in a company that is the owner of a 106 MW (AC) solar electric production project in Texas (Texas Solar 7) for $227 million, as to which $218 million was recorded as non-utility construction work in progress and the remaining $9 million was recorded as other receivables. At December 31, 2016 net assets of the project were approximately $127 million, inclusive of $41 million in an intangible asset recorded as an adjustment to the purchase price allocation in December 2016. The intangible asset pertains to the value of the project's power purchase agreement, relative to current market rates, and is being amortized over the life of the agreement. The project has been financed, in part, by debt secured by the project. Electricity generated by this project is to be purchased by the City of San Antonio pursuant to a long-term power purchase agreement. The project commenced commercial operation in the third quarter of 2016. Con Edison's equity interest in Texas Solar 7 is consolidated in the financial statements.

Mountain Valley Pipeline
In January 2016, CET Gas acquired a 12.5 percent equity interest in Mountain Valley Pipeline, LLC (MVP), a company developing a proposed gas transmission project in West Virginia and Virginia. The company's initial contribution to MVP was $18 million. At December 31, 2016, CET Gas' investment in MVP was $48 million. The estimated total project cost is $3,000 million to $3,500 million. Subject to FERC approval, MVP is targeting to be fully in-service during 2018. Con Edison is accounting for its equity interest in MVP as an equity method investment.

NY Transco
In January 2016, CECONY entered into an agreement to transfer certain electric transmission projects to NY Transco, a company in which CET Electric has a 45.7 percent equity interest. In April 2016, the NYSPSC authorized CECONY, subject to certain conditions, to transfer the projects to NY Transco. In May 2016, CECONY transferred the projects to NY Transco for a purchase price of $122 million and an $8 million payment for easement rights on certain associated property. At December 31, 2016, CET Electric's investment in NY Transco was $51 million. Con Edison is accounting for its equity interest in NY Transco as an equity method investment.

Stagecoach Gas Services
In April 2016, a CET Gas subsidiary agreed with a subsidiary of Crestwood to form a joint venture to own, operate and further develop existing gas pipeline and storage businesses located in northern Pennsylvania and southern New York. The transaction was substantially completed in June 2016, and the remainder was completed in November 2016. Crestwood contributed businesses to a new entity, Stagecoach, and the CET Gas subsidiary purchased a 50 percent equity interest in Stagecoach for $974 million. At December 31, 2016, CET Gas' investment in Stagecoach was $992 million. Con Edison is accounting for its equity interest in Stagecoach as an equity method investment.
Pilesgrove
In June 2016, Con Edison Development recorded an $8 million ($5 million, net of taxes) impairment charge on its 50 percent equity interest in Pilesgrove Solar, LLC (Pilesgrove), which owns an 18 MW (AC) solar electric production project in New Jersey. In August 2016, Con Edison Development acquired the remaining 50 percent equity interest in Pilesgrove for a purchase price of approximately $16 million and recorded a bargain purchase gain of $8 million ($5 million, net of taxes); $45 million was recorded as non-utility property and the remaining $3 million was recorded as current assets. The impairment charge and bargain purchase gain are included in Investment and other income on Con Edison’s consolidated income statement. Con Edison's equity interest in Pilesgrove is consolidated in the financial statements. At December 31, 2016, net assets of the project were approximately $45 million.

Panoche Valley
In October 2016, Con Edison Development, which owned a 50 percent equity interest, acquired the remaining 50 percent equity interest in Panoche Holdings, LLC (Panoche), which is developing a 240 MW (AC) solar electric production project in California, for cash consideration of $28 million and the release of Panoche from its obligation under a $242 million note payable to Con Edison Development. At the time of acquisition, $290 million was recorded as non-utility construction work in process, $22 million was recorded as other assets and $14 million was recorded as current liabilities. The amounts recorded are subject to adjustments to the preliminary purchase price allocation. Con Edison's equity interest in Panoche is consolidated in the financial statements. At December 31, 2016, net assets of the project were approximately $388 million.

Coram Wind
In December 2016, Con Edison Development acquired a 100 percent equity interest in Coram California Development, LP (Coram), which owns a 102 MW (AC) wind electric production project in California for $97 million, as to which $191 million was recorded as non-utility property, $78 million was recorded as an intangible asset, $8 million of restricted cash was recorded as other current assets, and $180 million was recorded as long term debt. The intangible asset pertains to the value of the project's power purchase agreement, relative to current market rates, and is being amortized over the life of the agreement. The amounts recorded are subject to adjustments to the preliminary purchase price allocation. The project commenced commercial operation in March 2012. Con Edison's equity interest in Coram is consolidated in the financial statements. At December 31, 2016, net assets of the project were approximately $96 million.

Dispositions

Pike County Light & Power Company (Pike)
In October 2015, O&R entered into an agreement to sell Pike to Corning Natural Gas Holding Corporation (Corning). In August 2016, the sale was completed. O&R received cash consideration of $15 million for the sale. O&R has agreed to provide transition services to Corning for operations and customer support for a period of up to 18 months subsequent to the sale. In addition, O&R will continue to purchase and sell to Pike electric and gas commodity for three years. Pike has an option to extend the service for up to an additional three years. At September 30, 2015, O&R recorded an impairment charge of $5 million ($3 million, net of taxes), representing the difference between the carrying amount of Pike’s assets and the estimated sales proceeds. At December 31, 2015,

Pike’s total assets and liabilities held for sale were $23 million and $5 million, respectively. There were no amounts outstanding at December 31, 2016.

Con Edison Solutions' Retail Electric Supply Business
In July 2016, Con Edison Solutions entered into an agreement to sell the assets of its retail electric supply business (including retail contracts, related derivative instruments, information systems, and accounts receivable) to a subsidiary of Exelon Corporation (Exelon). In September 2016, the sale was completed for cash consideration of $235 million, subject to working capital adjustments. The sale resulted in a gain of $104 million ($56 million, net of taxes), inclusive of a $65 million ($42 million, net of taxes) gain on derivative instruments. The tax effect of the sale includes $16 million ($10 million, net of federal tax) of state taxes related to a change in the apportionment of state income taxes. Con Edison Solutions has agreed to provide transition services to the Exelon subsidiary for operations and customer support through the end of 2017 during which period certain guarantees or other credit support provided by Con Edison in connection with the retail electric supply business may continue in effect. See Note H. At December 31, 2015, Con Edison Solutions' total assets and liabilities held for sale were $134 million and $84 million, respectively. There were no amounts outstanding at December 31, 2016.

Schedule I
Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Income and Comprehensive Income
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts)	2016	2015	2014
Equity in earnings of subsidiaries	$1,254	$1,195	$1,101
Other income (deductions), net of taxes	32	27	19
Interest expense	(41)	(29)	(28)
Net Income	$1,245	$1,193	$1,092
Comprehensive Income	$1,252	$1,204	$1,072
Net Income Per Share – Basic	$4.15	$4.07	$3.73
Net Income Per Share – Diluted	$4.12	$4.05	$3.71
Dividends Declared Per Share	$2.68	$2.60	$2.52
Average Number Of Shares Outstanding—Basic (In Millions)	300.4	293.0	292.9
Average Number Of Shares Outstanding—Diluted (In Millions)	301.9	294.4	294.0

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Cash Flows
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
Net Income	$1,245	$1,193	$1,092
Equity in earnings of subsidiaries	(1,254)	(1,195)	(1,101)
Dividends received from:
CECONY	744	872	712
O&R	43	81	40
Clean Energy Businesses	10	8	8
Change in Assets:
Special deposits	—	—	314
Income taxes receivable	87	58	(224)
Other – net	(152)	(382)	(199)
Net Cash Flows from Operating Activities	723	635	642
Investing Activities
Contributions to subsidiaries	(691)	(15)	(1)
Long term debt receivable from affiliated companies	(900)	—	—
Net Cash Flows Used in Investing Activities	(1,591)	(15)	(1)
Financing Activities
Net proceeds of short-term debt	(53)	162	101
Issuance of long-term debt	900	—	—
Retirement of long-term debt	(2)	(2)	(2)
Debt issuance costs	(5)	—	—
Issuance of common shares for stock plans, net of repurchases	51	1	(10)
Issuance of common shares - public offering	702	—	—
Common stock dividends	(763)	(733)	(739)
Net Cash Flows Used in Financing Activities	830	(572)	(650)
Net Change for the Period	(38)	48	(9)
Balance at Beginning of Period	51	3	12
Balance at End of Period	$13	$51	$3

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Balance Sheet
(Parent Company Only)

	December 31,
(Millions of Dollars)	2016	2015
Assets
Current Assets
Cash and temporary cash investments	$13	$51
Special deposits	1	1
Accounts receivable – other	—	4
Income taxes receivable	79	166
Accounts receivable from affiliated companies	702	517
Prepayments	24	34
Other current assets	18	17
Total Current Assets	837	790
Investments in subsidiaries	13,991	12,737
Goodwill	406	406
Deferred income tax	42	11
Long term debt receivable from affiliated companies	900	—
Other noncurrent assets (b)	16	7
Total Assets	$16,192	$13,951
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$2	$2
Notes payable	384	437
Accounts Payable	1	—
Accounts payable to affiliated companies	288	146
Accrued taxes	7	—
Other current liabilities	14	10
Total Current Liabilities	696	595
Total Liabilities	696	595
Long-term debt (b)	1,198	304
Shareholders’ Equity
Common stock, including additional paid-in capital	5,887	5,062
Retained earnings	8,411	7,990
Total Shareholders’ Equity	14,298	13,052
Total Liabilities and Shareholders’ Equity	$16,192	$13,951

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2016, 2015 and 2014

				COLUMN C Additions
Company (Millions of Dollars)	COLUMN A Description		COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions(b)	COLUMN E Balance At End of Period
Con Edison	Allowance for uncollectible accounts (a):
		2016	$96	$63	$—	$76	$83
		2015	$106	$77	—	$87	$96
		2014	$103	$98	—	$95	$106
CECONY	Allowance for uncollectible accounts (a):
		2016	$91	$57	$—	$70	$78
		2015	$98	$69	—	$76	$91
		2014	$95	$91	—	$88	$98

(a)	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable - customers and Other receivables) to which they apply.

(b)	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

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

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationships and Related Transactions, and Director Independence

Item 14: Principal Accounting Fees and Services

Con Edison
Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201(d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 15, 2017. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2016, the close of the fiscal year covered by this report.

The information required pursuant to Item 201(d) of Regulation S-K as at December 31, 2016 is as follows:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)		(2)	(3)
Equity compensation plans approved by security holders
2003 LTIP (a)	334,465		—	—
2013 LTIP (b)	1,313,462		—	3,686,073
Stock Purchase Plan (c)	—		—	8,066,054
Total equity compensation plans approved by security holders	1,647,927		—	11,752,127
Total equity compensation plans not approved by security holders	3,500	(d)	—	—
Total	1,651,427		—	11,752,127

(a)
The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2003 (the “2003 LTIP”) include: (A) 211,977 shares for stock unit awards made prior to 2013 that have vested and for which the receipt of shares was deferred and (B) 122,488 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. Outstanding awards had no exercise price. No new awards may be made under the 2003 LTIP.

(b)
The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2013 (the “2013 LTIP”) include: (A) outstanding awards made in 2014 and subsequent years (1,122,111 shares for performance restricted stock units and 65,980 shares for time-based restricted stock units); (B) 125,371 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price. No new awards may be made under the 2013 LTIP after May 20, 2023.

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

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2016 and 2015 are as follows:

	2016	2015
Audit fees	$3,576,897	$3,423,777
Audit-related fees (a)	516,786	8,215
Tax fees (b)	25,000	75,088
All other fees (c)	—	102,867
Total fees	$4,118,683	$3,609,947

(a)
Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of the company's financial statements that are not specifically deemed “Audit Services.” The major items included in audit-related fees in 2016 and 2015 are fees related to other accounting and professional services.

(b)	Relates to fees for tax compliance reporting relating to the Foreign Account Tax Compliance Act.

(c)	Relates to fees in 2015 for cybersecurity risk review.

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
Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Con Edison). (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 3.1)

3.1.2	By-laws of Con Edison, effective as of February 16, 2017. (Designated in Con Edison’s Current Report on Form 8-K, dated February 16, 2017 (File No. 1-14514) as Exhibit 3.1)

4.1.1.1
Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1)

4.1.1.2	Form of CEI’s 2.00% Debentures, Series 2016 A. (Designated in CEI’s Current Report on Form 8-K, dated May 10, 2016 (File No. 1-14514) as Exhibit 4)

4.1.2
Note Assumption and Exchange Agreement, dated as of June 20, 2008, between Con Edison and the institutional investors listed in Schedule I thereto. (Designated in Con Edison’s Current Report on Form 8-K, dated June 20, 2008 (File No. 1-14514) as Exhibit 4)

4.1.3
$400 million Credit Agreement dated as of June 10, 2016 among CEI, as Borrower, the Lenders party thereto and Mizuho Bank, Ltd., as Administrative Agent and as Lead Arranger and Bookrunner. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 1-14514) as Exhibit 4.1.2)

10.1.1
Credit Agreement, dated as of December 7, 2016, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated December 7, 2016 (File No. 1-14514) as Exhibit 10)

10.1.2.1
Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended, effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.3)

10.1.2.2
Amendment #1, dated December 19, 2012, to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.4.2)

10.1.3.1
The Consolidated Edison, Inc. Stock Purchase Plan, as amended and restated as of May 19, 2014. (Designated in Con Edison’s Current Report on Form 8-K dated May 19, 2014 (File No. 1-14514) as Exhibit 10)

10.1.3.2	Amendment One to The Consolidated Edison, Inc. Stock Purchase Plan.

10.1.4	The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-14514) as Exhibit 10.1.4)

10.1.5.1	The Consolidated Edison Thrift Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-14514) as Exhibit 10.1.5)

10.1.5.2
Amendment, dated June 13, 2016, to the Consolidated Edison Thrift Savings Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the year quarterly period ended June 30, 2016 (File No. 1-14514) as Exhibit 10.1)

10.1.6.1
Consolidated Edison, Inc. Long Term Incentive Plan (2003), as amended and restated effective as of December 26, 2012. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.8.10)

10.1.6.2
Form of Restricted Stock Unit Award under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.7.2)

10.1.6.3
Form of Restricted Stock Unit Award for Officers under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the year quarterly period ended March 31, 2011 (File No. 1-14514) as Exhibit 10.1)

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

10.1.7.4	Amendment No. 1 to the Consolidated Edison, Inc. Long Term Incentive Plan.

10.1.7.5	Amendment No. 2 to the Consolidated Edison, Inc. Long Term Incentive Plan.

10.1.8	Description of Directors’ Compensation, effective as of December 31, 2016

10.1.9	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

10.1.10	Employment offer letter, dated November 21, 2013 to John McAvoy. (Designated in Con Edison’s Current Report on Form 8-K, dated November 21, 2013 (File No. 1-14514) as Exhibit 10)

10.1.11
Contribution Agreement, dated as of April 20, 2016, by and between Crestwood Pipeline and Storage Northeast LLC and Con Edison Gas Pipeline and Storage Northeast, LLC. (Designated in CEI’s Current Report on Form 8-K, dated April 20, 2016 (File No. 1-14514) as Exhibit 10)

12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the years 2012 – 2016

21.1	Subsidiaries of Con Edison. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 21.1)

23.1	Consent of PricewaterhouseCoopers LLP

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1.1	Section 1350 Certifications – Chief Executive Officer

32.1.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

4.2.16	The following forms of CECONY’s Debentures:

		Securities Exchange Act File No. 1-1217
Debenture	Series	Form	Date	Exhibit
5.875%	Series 2003 A	8-K	4/7/2003	4
5.10%	Series 2003 C	8-K	6/12/2003	4.2
5.70%	Series 2004 B	8-K	2/11/2004	4.2
5.30%	Series 2005 A	8-K	3/7/2005	4
5.25%	Series 2005 B	8-K	6/20/2005	4
5.85%	Series 2006 A	8-K	3/9/2006	4
6.20%	Series 2006 B	8-K	6/15/2006	4
5.70%	Series 2006 E	8-K	12/1/2006	4.2
6.30%	Series 2007 A	8-K	8/28/2007	4
5.85%	Series 2008 A	8-K	4/4/2008	4.1
6.75%	Series 2008 B	8-K	4/4/2008	4.2
7.125%	Series 2008 C	8-K	12/4/2008	4
6.65%	Series 2009 B	8-K	3/25/2009	4.2
5.50%	Series 2009 C	8-K	12/4/2009	4
4.45%	Series 2010 A	8-K	6/7/2010	4.1
5.70%	Series 2010 B	8-K	6/7/2010	4.2
4.20%	Series 2012 A	8-K	3/13/2012	4
3.95%	Series 2013 A	8-K	2/25/2013	4
4.45%	Series 2014 A	8-K	3/3/2014	4
3.30%	Series 2014 B	8-K	11/19/2014	4.1
4.625%	Series 2014 C	8-K	11/19/2014	4.2
4.50%	Series 2015 A	8-K	11/12/2015	4
3.85%	Series 2016A	8-K	6/14/2016	4
2.90%	Series 2016B	8-K	11/10/2016	4.1
4.30%	Series 2016C	8-K	11/10/2016	4.2

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

10.2.5
The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.5)

10.2.6.1
Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2009. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-1217) as Exhibit 10.2.6)

10.2.6.2
Amendment, dated December 24, 2015, to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-1217) as Exhibit 10.2.6.2)

10.2.6.3	Amendment One to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan.

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

10.2.9
The Severance Pay Plan for Management Employees of Consolidated Edison Company of New York, Inc. and Orange and Rockland Utilities, Inc. and Other Affiliated Entities That Have Adopted the Plan, effective January 1, 2017.

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

10.2.10.3	Amendment One to the Consolidated Edison Company of New York, Inc. Deferred Income Plan

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

10.2.11.5	Amendment Number 4 to the 2005 Executive Incentive Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 1-1217) as Exhibit 10.2)

10.2.11.6	Amendment Number 5 to the 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-1217) as Exhibit 10.2.11.6)

10.2.11.7	Amendment Number 6 to the 2005 Executive Incentive Plan (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-1217) as Exhibit 10.2.11.7)

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

12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the years 2012 – 2016

23.2	Consent of PricewaterhouseCoopers LLP

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.2.1	Section 1350 Certifications – Chief Executive Officer

32.2.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Item 16: Form 10-K Summary
None.
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2017.
Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 16, 2017.

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