Form 10-Q
period 2017-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2017-05-04
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Con Edison
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
CECONY
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Con Edison	Yes ☐	No ☒
CECONY	Yes ☐	No ☒

As of April 28, 2017, Con Edison had outstanding 305,379,901 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AFUDC	Allowance for funds used during construction
AMI	Advanced metering infrastructure
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
EGWP	Employer Group Waiver Plan
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2016
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	changes to tax laws could adversely affect the Companies;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES
Electric	$1,934	$1,912
Gas	862	676
Steam	298	258
Non-utility	134	310
TOTAL OPERATING REVENUES	3,228	3,156
OPERATING EXPENSES
Purchased power	385	691
Fuel	100	71
Gas purchased for resale	321	158
Other operations and maintenance	780	787
Depreciation and amortization	329	297
Taxes, other than income taxes	542	510
TOTAL OPERATING EXPENSES	2,457	2,514
OPERATING INCOME	771	642
OTHER INCOME (DEDUCTIONS)
Investment income	19	—
Other income	5	4
Allowance for equity funds used during construction	2	2
Other deductions	(1)	(5)
TOTAL OTHER INCOME	25	1
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	796	643
INTEREST EXPENSE
Interest on long-term debt	178	163
Other interest	4	7
Allowance for borrowed funds used during construction	(1)	(1)
NET INTEREST EXPENSE	181	169
INCOME BEFORE INCOME TAX EXPENSE	615	474
INCOME TAX EXPENSE	227	164
NET INCOME	$388	$310
Net income per common share—basic	$1.27	$1.05
Net income per common share—diluted	$1.27	$1.05
DIVIDENDS DECLARED PER COMMON SHARE	$0.69	$0.67
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	305.1	293.7
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	306.3	294.8
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
	(Millions of Dollars)
NET INCOME	$388	$310
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(1)	—
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	(1)	—
COMPREHENSIVE INCOME	$387	$310
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$388	$310
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	329	297
Deferred income taxes	256	174
Rate case amortization and accruals	(31)	(63)
Common equity component of allowance for funds used during construction	(2)	(2)
Net derivative (gains)/losses	(5)	64
Other non-cash items, net	(5)	35
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(66)	(30)
Materials and supplies, including fuel oil and gas in storage	26	8
Other receivables and other current assets	30	(40)
Income taxes receivable	26	151
Prepayments	(394)	(374)
Accounts payable	(78)	(84)
Pensions and retiree benefits obligations, net	105	139
Pensions and retiree benefits contributions	(129)	(153)
Accrued taxes	(26)	(11)
Accrued interest	54	54
Superfund and environmental remediation costs, net	1	55
Distributions from equity investments	35	24
System benefit charge	65	45
Deferred charges, noncurrent assets and other regulatory assets	(53)	(149)
Deferred credits and other regulatory liabilities	(9)	110
Other current and noncurrent liabilities	(69)	(36)
NET CASH FLOWS FROM OPERATING ACTIVITIES	448	524
INVESTING ACTIVITIES
Utility construction expenditures	(714)	(603)
Cost of removal less salvage	(63)	(44)
Non-utility construction expenditures	(113)	(210)
Investments in electric and gas transmission projects	(5)	(22)
Investments in/acquisitions of renewable electric production projects	—	(225)
Proceeds from sale of assets	23	—
Restricted cash	19	(1)
Other investing activities	16	(13)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(837)	(1,118)
FINANCING ACTIVITIES
Net payment of short-term debt	(218)	(330)
Issuance of long-term debt	497	218
Retirement of long-term debt	(408)	(1)
Debt issuance costs	(4)	(3)
Common stock dividends	(199)	(185)
Issuance of common shares for stock plans	12	15
Distribution to noncontrolling interest	—	(1)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(320)	(287)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(709)	(881)
BALANCE AT BEGINNING OF PERIOD	776	944
BALANCE AT END OF PERIOD	67	63
LESS: CHANGE IN CASH BALANCES HELD FOR SALE	—	2
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$67	$61
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$123	$109
Income taxes	$(39)	$(143)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$282	$263
Issuance of common shares for dividend reinvestment	$12	$12
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2017	December 31, 2016
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$67	$776
Accounts receivable – customers, less allowance for uncollectible accounts of $66 and $69 in 2017 and 2016, respectively	1,175	1,106
Other receivables, less allowance for uncollectible accounts of $9 and $14 in 2017 and 2016, respectively	204	195
Income taxes receivable	53	79
Accrued unbilled revenue	400	447
Fuel oil, gas in storage, materials and supplies, at average cost	313	339
Prepayments	553	159
Regulatory assets	95	100
Restricted cash	35	54
Other current assets	122	151
TOTAL CURRENT ASSETS	3,017	3,406
INVESTMENTS	1,914	1,921
UTILITY PLANT, AT ORIGINAL COST
Electric	28,024	27,747
Gas	7,718	7,524
Steam	2,446	2,421
General	2,717	2,719
TOTAL	40,905	40,411
Less: Accumulated depreciation	8,633	8,541
Net	32,272	31,870
Construction work in progress	1,169	1,175
NET UTILITY PLANT	33,441	33,045
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $155 and $140 in 2017 and 2016, respectively	1,535	1,482
Construction work in progress	687	689
NET PLANT	35,663	35,216
OTHER NONCURRENT ASSETS
Goodwill	428	428
Intangible assets, less accumulated amortization of $8 and $6 in 2017 and 2016, respectively	122	124
Regulatory assets	7,074	7,024
Other deferred charges and noncurrent assets	147	136
TOTAL OTHER NONCURRENT ASSETS	7,771	7,712
TOTAL ASSETS	$48,365	$48,255
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2017	December 31, 2016
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$33	$39
Notes payable	836	1,054
Accounts payable	963	1,147
Customer deposits	345	352
Accrued taxes	38	64
Accrued interest	204	150
Accrued wages	102	101
Fair value of derivative liabilities	76	77
Regulatory liabilities	129	128
System benefit charge	499	434
Other current liabilities	216	297
TOTAL CURRENT LIABILITIES	3,441	3,843
NONCURRENT LIABILITIES
Provision for injuries and damages	173	160
Pensions and retiree benefits	1,836	1,847
Superfund and other environmental costs	746	753
Asset retirement obligations	249	246
Fair value of derivative liabilities	66	40
Deferred income taxes and unamortized investment tax credits	10,443	10,205
Regulatory liabilities	1,854	1,905
Other deferred credits and noncurrent liabilities	222	215
TOTAL NONCURRENT LIABILITIES	15,589	15,371
LONG-TERM DEBT	14,829	14,735
EQUITY
Common shareholders’ equity	14,498	14,298
Noncontrolling interest	8	8
TOTAL EQUITY (See Statement of Equity)	14,506	14,306
TOTAL LIABILITIES AND EQUITY	$48,365	$48,255
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2015	293	$32	$5,030	$9,123	23	$(1,038)	$(61)	$(34)	$9	$13,061
Net income				310						310
Common stock dividends				(197)						(197)
Issuance of common shares for stock plans	1		28							28
Other comprehensive income								—		—
Noncontrolling interest									(1)	(1)
BALANCE AS OF MARCH 31, 2016	294	$32	$5,058	$9,236	23	$(1,038)	$(61)	$(34)	$8	$13,201

BALANCE AS OF DECEMBER 31, 2016	305	$33	$5,854	$9,559	23	$(1,038)	$(83)	$(27)	$8	$14,306
Net income				388						388
Common stock dividends				(211)						(211)
Issuance of common shares for stock plans			24							24
Other comprehensive loss								(1)		(1)
BALANCE AS OF MARCH 31, 2017	305	$33	$5,878	$9,736	23	$(1,038)	$(83)	$(28)	$8	$14,506
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,793	$1,773
Gas	765	601
Steam	298	258
TOTAL OPERATING REVENUES	2,856	2,632
OPERATING EXPENSES
Purchased power	348	352
Fuel	100	71
Gas purchased for resale	230	132
Other operations and maintenance	664	681
Depreciation and amortization	294	272
Taxes, other than income taxes	515	484
TOTAL OPERATING EXPENSES	2,151	1,992
OPERATING INCOME	705	640
OTHER INCOME (DEDUCTIONS)
Investment and other income	4	1
Allowance for equity funds used during construction	2	2
Other deductions	(1)	(5)
TOTAL OTHER INCOME (DEDUCTIONS)	5	(2)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	710	638
INTEREST EXPENSE
Interest on long-term debt	150	144
Other interest	4	5
Allowance for borrowed funds used during construction	(1)	(1)
NET INTEREST EXPENSE	153	148
INCOME BEFORE INCOME TAX EXPENSE	557	490
INCOME TAX EXPENSE	218	180
NET INCOME	$339	$310
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
	(Millions of Dollars)
NET INCOME	$339	$310
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—
COMPREHENSIVE INCOME	$339	$310
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$339	$310
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	294	272
Deferred income taxes	234	236
Rate case amortization and accruals	(36)	(67)
Common equity component of allowance for funds used during construction	(2)	(2)
Other non-cash items, net	(13)	16
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(54)	(30)
Materials and supplies, including fuel oil and gas in storage	20	18
Other receivables and other current assets	33	13
Accounts receivable from affiliated companies	15	71
Prepayments	(373)	(324)
Accounts payable	(41)	(106)
Pensions and retiree benefits obligations, net	93	132
Pensions and retiree benefits contributions	(128)	(153)
Superfund and environmental remediation costs, net	1	55
Accrued taxes	(18)	(10)
Accrued taxes to affiliated companies	(21)	(2)
Accrued interest	56	41
System benefit charge	59	41
Deferred charges, noncurrent assets and other regulatory assets	(51)	(148)
Deferred credits and other regulatory liabilities	29	111
Other current and noncurrent liabilities	(56)	(16)
NET CASH FLOWS FROM OPERATING ACTIVITIES	380	458
INVESTING ACTIVITIES
Utility construction expenditures	(672)	(565)
Cost of removal less salvage	(61)	(43)
Restricted cash	—	2
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(733)	(606)
FINANCING ACTIVITIES
Net payment of short-term debt	(155)	(513)
Debt issuance costs	—	(1)
Capital contribution by parent	22	23
Dividend to parent	(199)	(186)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(332)	(677)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(685)	(825)
BALANCE AT BEGINNING OF PERIOD	702	843
BALANCE AT END OF PERIOD	$17	$18
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$91	$100
Income taxes	$(22)	$(143)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$217	$210
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2017	December 31, 2016
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$17	$702
Accounts receivable – customers, less allowance for uncollectible accounts of $62 and $65 in 2017 and 2016, respectively	1,089	1,032
Other receivables, less allowance for uncollectible accounts of $7 and $13 in 2017 and 2016, respectively	103	81
Accrued unbilled revenue	363	399
Accounts receivable from affiliated companies	94	109
Fuel oil, gas in storage, materials and supplies, at average cost	250	270
Prepayments	473	100
Regulatory assets	85	90
Restricted cash	2	2
Other current assets	60	95
TOTAL CURRENT ASSETS	2,536	2,880
INVESTMENTS	336	315
UTILITY PLANT, AT ORIGINAL COST
Electric	26,384	26,122
Gas	7,001	6,814
Steam	2,446	2,421
General	2,480	2,490
TOTAL	38,311	37,847
Less: Accumulated depreciation	7,925	7,836
Net	30,386	30,011
Construction work in progress	1,102	1,104
NET UTILITY PLANT	31,488	31,115
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2017 and 2016	4	4
NET PLANT	31,492	31,119
OTHER NONCURRENT ASSETS
Regulatory assets	6,520	6,473
Other deferred charges and noncurrent assets	66	69
TOTAL OTHER NONCURRENT ASSETS	6,586	6,542
TOTAL ASSETS	$40,950	$40,856
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2017	December 31, 2016
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Notes payable	$445	$600
Accounts payable	757	876
Accounts payable to affiliated companies	10	10
Customer deposits	334	336
Accrued taxes	32	50
Accrued taxes to affiliated companies	98	119
Accrued interest	167	111
Accrued wages	92	91
Fair value of derivative liabilities	63	66
Regulatory liabilities	96	90
System benefit charge	457	398
Other current liabilities	170	242
TOTAL CURRENT LIABILITIES	2,721	2,989
NONCURRENT LIABILITIES
Provision for injuries and damages	166	154
Pensions and retiree benefits	1,503	1,544
Superfund and other environmental costs	649	655
Asset retirement obligations	229	227
Fair value of derivative liabilities	60	33
Deferred income taxes and unamortized investment tax credits	9,703	9,450
Regulatory liabilities	1,654	1,712
Other deferred credits and noncurrent liabilities	199	190
TOTAL NONCURRENT LIABILITIES	14,163	13,965
LONG-TERM DEBT	12,075	12,073
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	11,991	11,829
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$40,950	$40,856
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2015	235	$589	$4,247	$7,611	$(962)	$(61)	$(9)	$11,415
Net income				310				310
Common stock dividend to parent				(186)				(186)
Capital contribution by parent			23					23
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2016	235	$589	$4,270	$7,735	$(962)	$(61)	$(9)	$11,562

BALANCE AS OF DECEMBER 31, 2016	235	$589	$4,347	$7,923	$(962)	$(61)	$(7)	$11,829
Net income				339				339
Common stock dividend to parent				(199)				(199)
Capital contribution by parent			22					22
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2017	235	$589	$4,369	$8,063	$(962)	$(61)	$(7)	$11,991
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2016. Certain prior period amounts have been reclassified to conform to the current period presentation.
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Clean Energy Businesses, Inc. has three subsidiaries: Consolidated Edison Development, Inc. (Con Edison Development), a company that develops, owns and operates renewable and energy infrastructure projects; Consolidated Edison Energy, Inc. (Con Edison Energy), a company that provides energy-related products and services to wholesale customers; and Consolidated Edison Solutions, Inc. (Con Edison Solutions), a company that provides energy-related products and services to retail customers. Con Edison Transmission, Inc. invests in electric transmission facilities through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and invests in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas).

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

For the three months ended March 31, 2017 and 2016, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended March 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2017	2016
Net income	$388	$310
Weighted average common shares outstanding – basic	305.1	293.7
Add: Incremental shares attributable to effect of potentially dilutive securities	1.2	1.1
Adjusted weighted average common shares outstanding – diluted	306.3	294.8
Net Income per common share – basic	$1.27	$1.05
Net Income per common share – diluted	$1.27	$1.05

The computation of diluted EPS for the three months ended March 31, 2017 and 2016 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three months ended March 31, 2017 and 2016, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Beginning balance, accumulated OCI, net of taxes (a)	$(27)	$(34)	$(7)	$(9)
OCI before reclassifications, net of tax of $1 for Con Edison in 2017 and 2016	(2)	(1)	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2017 and 2016 (a)(b)	1	1	—	—
Current period OCI, net of taxes	(1)	—	—	—
Ending balance, accumulated OCI, net of taxes	$(28)	$(34)	$(7)	$(9)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.

(b)
For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit cost. See Notes E and F.

Note B — Regulatory Matters
Rate Plans
Rockland Electric Company (RECO)
In February 2017, the New Jersey Board of Public Utilities (NJBPU) approved a stipulation of settlement for a RECO electric rate plan commencing March 2017. The following table contains a summary of the electric rate plan.

RECO
Effective period	March 2017 (a)
Base rate changes	Yr. 1. - $1.7 million
Amortization to income of net regulatory (assets) and liabilities	$0.2 million over three years and continuation of $(25.6) million of deferred storm costs over four years expiring July 31, 2018 (b)
Recoverable energy costs	Current rate recovery of purchased power costs.
Cost reconciliations	None
Average rate base	Yr. 1 - $178.7 million
Weighted average cost of capital (after-tax)	7.47 percent
Authorized return on common equity	9.6 percent
Cost of long-term debt	5.37 percent
Common equity ratio	49.7 percent

(a)	Effective until a new NJBPU-approved rate plan goes into effect.

(b)
In January 2016, the NJBPU approved RECO’s plan for a 3-year, $15.7 million electric system storm hardening capital program, the costs of which RECO, beginning in 2017, is collecting through a customer surcharge.

In January 2017, RECO filed a request with FERC for an increase to its annual transmission revenue requirement from $11.8 million to $19.7 million. The filing reflects a return on common equity of 10.7 percent and a common equity ratio of 48 percent.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at March 31, 2017 and December 31, 2016 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Regulatory assets
Unrecognized pension and other postretirement costs	$2,911	$2,874	$2,748	$2,730
Future income tax	2,434	2,439	2,321	2,325
Environmental remediation costs	808	823	697	711
Revenue taxes	307	295	291	280
Deferred derivative losses	68	48	62	42
Deferred storm costs	53	56	3	3
Municipal infrastructure support cost	49	44	49	44
Indian Point Energy Center	48	50	48	50
Pension and other postretirement benefits deferrals	48	38	19	7
Surcharge for New York State assessment	45	28	42	26
Unamortized loss on reacquired debt	42	43	40	41
O&R property tax reconciliation	35	37	—	—
Recoverable energy costs	29	42	26	38
Brooklyn Queens demand management program	28	29	28	29
Preferred stock redemption	25	25	25	25
Net electric deferrals	20	24	20	24
Workers’ compensation	14	13	14	13
O&R transition bond charges	13	15	—	—
Other	97	101	87	85
Regulatory assets – noncurrent	7,074	7,024	6,520	6,473
Deferred derivative losses	91	91	85	86
Recoverable energy costs	4	9	—	4
Regulatory assets – current	95	100	85	90
Total Regulatory Assets	$7,169	$7,124	$6,605	$6,563
Regulatory liabilities
Allowance for cost of removal less salvage	$772	$755	$649	$641
Pension and other postretirement benefit deferrals	197	193	167	162
Property tax reconciliation	162	178	162	178
Net unbilled revenue deferrals	104	145	104	145
Unrecognized other postretirement costs	91	60	91	60
Settlement of prudence proceeding	87	95	87	95
Carrying charges on repair allowance and bonus depreciation	62	68	61	67
New York State income tax rate change	56	61	55	60
Variable-rate tax-exempt debt – cost rate reconciliation	50	55	44	48
Base rate change deferrals	36	40	36	40
Settlement of gas proceedings	27	27	27	27
Earnings sharing - electric, gas and steam	20	39	10	28
Net utility plant reconciliations	15	16	13	15
Other	175	173	148	146
Regulatory liabilities – noncurrent	1,854	1,905	1,654	1,712
Refundable energy costs	60	29	36	5
Revenue decoupling mechanism	41	71	38	61
Deferred derivative gains	28	28	22	24
Regulatory liabilities – current	129	128	96	90
Total Regulatory Liabilities	$1,983	$2,033	$1,750	$1,802

Note C — Capitalization
In March 2017, Con Edison issued $400 million aggregate principal amount of 2.00 percent debentures, due 2020, and prepaid the $400 million variable rate term loan that was to mature in 2018. Also, in March 2017, a Con Edison Development subsidiary issued $97 million aggregate principal amount of 4.45 percent senior notes, due 2042, secured by the company’s Upton County Solar project.

The carrying amounts and fair values of long-term debt at March 31, 2017 and December 31, 2016 were:

(Millions of Dollars)	2017		2016
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$14,862	$16,206	$14,774	$16,093
CECONY	$12,075	$13,288	$12,073	$13,268

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $15,570 million and $636 million of the fair value of long-term debt at March 31, 2017 are classified as Level 2 and Level 3, respectively. For CECONY, $12,652 million and $636 million of the fair value of long-term debt at March 31, 2017 are classified as Level 2 and Level 3, respectively (see Note L). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing
At March 31, 2017, Con Edison had $836 million of commercial paper outstanding of which $445 million was outstanding under CECONY’s program. The weighted average interest rate at March 31, 2017 was 1.1 percent for both Con Edison and CECONY. At December 31, 2016, Con Edison had $1,054 million of commercial paper outstanding of which $600 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2016 was 1.0 percent for both Con Edison and CECONY.
At March 31, 2017 and December 31, 2016, no loans were outstanding under the credit agreement (Credit Agreement). An immaterial amount and $2 million (including $2 million for CECONY) of letters of credit were outstanding under the Credit Agreement as of March 31, 2017 and December 31, 2016, respectively.

Note E — Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Service cost – including administrative expenses	$66	$69	$61	$65
Interest cost on projected benefit obligation	148	149	139	140
Expected return on plan assets	(243)	(237)	(229)	(225)
Recognition of net actuarial loss	149	149	141	141
Recognition of prior service costs	(4)	1	(5)	—
TOTAL PERIODIC BENEFIT COST	$116	$131	$107	$121
Cost capitalized	(43)	(52)	(41)	(49)
Reconciliation to rate level	(11)	12	(12)	13
Cost charged to operating expenses	$62	$91	$54	$85

Expected Contributions
Based on estimates as of March 31, 2017, the Companies expect to make contributions to the pension plans during 2017 of $450 million (of which $412 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first three months of 2017, the Companies contributed $129 million to the pension plans, nearly all of which was contributed by CECONY.

Note F — Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit costs for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Service cost	$5	$4	$3	$3
Interest cost on accumulated other postretirement benefit obligation	11	12	10	10
Expected return on plan assets	(17)	(19)	(15)	(17)
Recognition of net actuarial loss	1	1	(1)	1
Recognition of prior service cost	(4)	(5)	(3)	(4)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$(4)	$(7)	$(6)	$(7)
Cost capitalized	2	2	2	2
Reconciliation to rate level	(1)	7	—	7
Cost charged to operating expenses	$(3)	$2	$(4)	$2

Expected Contributions
Based on estimates as of March 31, 2017, Con Edison expects to make a contribution of $16 million, of which $8 million is to be contributed by CECONY, to the other postretirement benefit plans in 2017. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2017 and December 31, 2016 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Accrued Liabilities:
Manufactured gas plant sites	$659	$664	$562	$567
Other Superfund Sites	87	89	87	88
Total	$746	$753	$649	$655
Regulatory assets	$808	$823	$697	$711
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
Environmental remediation costs incurred related to Superfund Sites for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Remediation costs incurred	$7	$3	$7	$3

Insurance recoveries received by Con Edison or CECONY were immaterial for the three months ended March 31, 2017. No insurance recoveries were received by Con Edison or CECONY for the three months ended March 31, 2016.
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At March 31, 2017, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2017 and December 31, 2016 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$88	$88	$84	$83
Regulatory assets – workers’ compensation	$14	$13	$14	$13

Note H — Other Material Contingencies
Manhattan Steam Main Rupture
In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately fifty-five suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At March 31, 2017, the company has accrued its estimated liability for the suits of $25 million and an insurance receivable of $25 million.
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Street in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company will not recover from customers $126 million of costs it incurred for gas emergency response activities in 2014, 2015 and 2016 in excess of the amounts reflected in its gas rate plan and will provide $27 million of future benefits to customers (for which it has accrued a regulatory liability, see Note B). Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At March 31, 2017, the company had not accrued a liability for damages related to the incident.
Other Contingencies
See “Uncertain Tax Positions” in Note I.
Guarantees
Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,193 million and $2,370 million at March 31, 2017 and December 31, 2016, respectively.

A summary, by type and term, of Con Edison’s total guarantees at March 31, 2017 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$460	$587	$—	$1,047
Energy transactions	512	35	185	732
Renewable electric production projects	267	—	19	286
Other	128	—	—	128
Total	$1,367	$622	$204	$2,193
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
Energy Transactions — Con Edison guarantees payments on behalf of the Clean Energy Businesses in order to facilitate physical and financial transactions in electricity, gas, pipeline capacity, transportation, oil, renewable energy credits and energy services. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet. Guarantee amounts shown above include $21 million of guarantees or other credit support provided by Con Edison on behalf of Con Edison Solutions that may continue in effect during the period in which Con Edison Solutions provides transition services in connection with the retail electric supply business it sold in September 2016. As part of the sale agreement, the purchaser has agreed to pay Con Edison Solutions for draws on such guarantees or other credit support.
Renewable Electric Production Projects — Con Edison, Con Edison Development, and Con Edison Solutions guarantee payments associated with the investment in solar and wind energy facilities on behalf of their wholly-owned subsidiaries.
Other — Other guarantees include $70 million in guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with operation of solar energy facilities and energy service projects of Con Edison Development and Con Edison Solutions, respectively. Other guarantees also includes Con Edison's guarantee (subject to a $53 million maximum amount) of certain obligations of Con Edison Solutions under the agreement pursuant to which it sold its retail electric supply business. In addition, Con Edison issued a guarantee estimated at $5 million to the Public Utility Commission of Texas covering obligations of Con Edison Solutions as a retail electric provider. As part of the sale agreement for the retail electric supply business discussed above, the purchaser has agreed to pay Con Edison Solutions for draws on the guarantee to the Public Utility Commission of Texas.
Note I — Income Tax
Con Edison’s income tax expense increased to $227 million for the three months ended March 31, 2017 from $164 million for the three months ended March 31, 2016. Con Edison's effective tax rate for the three months ended March 31, 2017 and 2016 was 37 percent and 35 percent, respectively. The increase in Con Edison's effective tax rate is primarily due to a decrease in tax benefits for plant-related flow through items and research and development tax credits, offset in part by lower state income taxes.

CECONY’s income tax expense increased to $218 million for the three months ended March 31, 2017 from $180 million for the three months ended March 31, 2016. CECONY's effective tax rate for the three months ended March 31, 2017 and 2016 was 39 percent and 37 percent, respectively. The increase in CECONY's effective tax rate is primarily due to a decrease in tax benefits for plant-related flow through items and research and development tax credits, offset in part by lower state income taxes.

Con Edison anticipates a federal consolidated net operating loss for 2017, primarily due to bonus depreciation. Con Edison expects to carryback a portion of its 2017 net operating loss to recover $22 million of income tax and the remaining 2017 net operating loss, as well as general business tax credits generated in 2017, will be carried forward to future tax years. A deferred tax asset for these tax attribute carryforwards was recorded, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized.

Uncertain Tax Positions
At March 31, 2017, the estimated liability for uncertain tax positions for Con Edison was $40 million ($21 million for CECONY). Con Edison reasonably expects to resolve approximately $33 million ($23 million, net of federal taxes) of its uncertain tax positions within the next twelve months, including $19 million ($13 million, net of federal taxes), which, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $17 million ($12 million, net of federal taxes), including $2 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $23 million ($16 million, net of federal taxes).
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three months ended March 31, 2017, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At March 31, 2017 and December 31, 2016, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note J — Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments are as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2017	2016	2017	2016	2017	2016	2017	2016
CECONY
Electric	$1,793	$1,773	$5	$4	$229	$213	$292	$273
Gas	765	601	1	1	44	38	292	253
Steam	298	258	18	22	21	21	121	114
Consolidation adjustments	—	—	(24)	(27)	—	—	—	—
Total CECONY	$2,856	$2,632	$—	$—	$294	$272	$705	$640
O&R
Electric	$141	$140	$—	$—	$12	$12	$14	$18
Gas	97	75	—	—	5	5	39	35
Total O&R	$238	$215	$—	$—	$17	$17	$53	$53
Clean Energy Businesses	$136	$310	$—	$6	$17	$9	$15	$(51)
Con Edison Transmission	—	—	—	—	—	—	(3)	—
Other (a)	(2)	(1)	—	(6)	1	(1)	1	—
Total Con Edison	$3,228	$3,156	$—	$—	$329	$297	$771	$642

(a)	Parent company and consolidation adjustments. Other does not represent a business segment.

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

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at March 31, 2017 and December 31, 2016 were:

(Millions of Dollars)	2017				2016
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$71	$(39)	$32	(b)	$81	$(64)	$17	(b)
Noncurrent	19	(19)	—		49	(43)	6
Total fair value of derivative assets	$90	$(58)	$32		$130	$(107)	$23
Fair value of derivative liabilities
Current	$(117)	$41	$(76)		$(138)	$61	$(77)
Noncurrent	(85)	19	(66)		(91)	52	(39)	(c)
Total fair value of derivative liabilities	$(202)	$60	$(142)		$(229)	$113	$(116)
Net fair value derivative assets/(liabilities)	$(112)	$2	$(110)	(b)	$(99)	$6	$(93)	(b) (c)
CECONY
Fair value of derivative assets
Current	$41	$(23)	$18	(b)	$52	$(45)	$7	(b)
Noncurrent	13	(13)	—		41	(35)	6
Total fair value of derivative assets	$54	$(36)	$18		$93	$(80)	$13
Fair value of derivative liabilities
Current	$(91)	$28	$(63)		$(111)	$45	$(66)
Noncurrent	(73)	13	(60)		(77)	44	(33)
Total fair value of derivative liabilities	$(164)	$41	$(123)		$(188)	$89	$(99)
Net fair value derivative assets/(liabilities)	$(110)	$5	$(105)	(b)	$(95)	$9	$(86)	(b)

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

(b)
At March 31, 2017 and December 31, 2016, margin deposits for Con Edison ($9 million and $7 million, respectively) and CECONY ($9 million and $7 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)	Does not include $(1) million for interest rate swap.

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

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2017 and 2016:

		For the Three Months Ended March 31,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2017		2016		2017	2016
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$—		$(4)		$(2)	$(4)
Noncurrent	Deferred derivative gains	(3)		—		(3)	(1)
Total deferred gains/(losses)		$(3)		$(4)		$(5)	$(5)
Current	Deferred derivative losses	$—		$(30)		$1	$(28)
Current	Recoverable energy costs	(45)		(73)		(40)	(66)
Noncurrent	Deferred derivative losses	(20)		(56)		(20)	(51)
Total deferred gains/(losses)		$(65)		$(159)		$(59)	$(145)
Net deferred gains/(losses)		$(68)		$(163)		$(64)	$(150)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$—		$(114)	(b)	$—	$—
	Gas purchased for resale	(63)		(10)		—	—
	Non-utility revenue	14	(a)	11	(b)	—	—
Total pre-tax gain/(loss) recognized in income		$(49)		$(113)		$—	$—

(a)	For the three months ended March 31, 2017, Con Edison recorded unrealized pre-tax gains in non-utility operating revenue ($3 million).

(b)	For the three months ended March 31, 2016, Con Edison recorded unrealized pre-tax losses in non-utility operating revenue ($1 million loss) and purchased power expense ($62 million loss).

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at March 31, 2017:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	19,410,040	11,631	69,548,736	2,688,000
CECONY	17,605,375	6,000	62,210,000	2,688,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

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
At March 31, 2017, Con Edison and CECONY had $63 million and $10 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $20 million with investment-grade counterparties, $20 million with commodity exchange brokers, $16 million with non-investment grade/non-rated counterparties, and $7 million with independent system operators. CECONY’s net credit exposure consisted of $9 million with commodity exchange brokers and $1 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at March 31, 2017:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$116		$106
Collateral posted	37		35
Additional collateral (b) (downgrade one level from current ratings)	17		16
Additional collateral (b) (downgrade to below investment grade from current ratings)	98	(c)	83	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $12 million at March 31, 2017. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

(b)
The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liability position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right to offset.

(c)
Derivative instruments that are net assets have been excluded from the table. At March 31, 2017, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $12 million.

Interest Rate Swap
In December 2016, the Clean Energy Businesses acquired Coram Wind project which holds an interest rate swap that terminates in June 2024, pursuant to which it pays a fixed-rate of 2.0855 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap was an immaterial amount as of March 31, 2017 and a liability of $1 million as of December 31, 2016 on Con Edison’s consolidated balance sheet.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are summarized below.

	2017					2016
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$12	$20	$6	$3	$41	$14	$33	$7	$(24)	$30
Other (a)(b)(d)	240	114	—	—	354	222	111	—	—	333
Total assets	$252	$134	$6	$3	$395	$236	$144	$7	$(24)	$363
Derivative liabilities:
Commodity (a)(b)(c)	$5	$142	$3	$(8)	$142	$4	$144	$6	$(38)	$116
Interest Rate Swap (a)(b)(c)	—	—	—	—	—	—	1	—	—	1
Total liabilities	$5	$142	$3	$(8)	$142	$4	$145	$6	$(38)	$117
CECONY
Derivative assets:
Commodity (a)(b)(c)	$5	$7	$1	$14	$27	$10	$19	$1	$(10)	$20
Other (a)(b)(d)	217	109	—	—	326	200	106	—	—	306
Total assets	$222	$116	$1	$14	$353	$210	$125	$1	$(10)	$326
Derivative liabilities:
Commodity (a)(b)(c)	$—	$122	$—	$1	$123	$1	$124	$—	$(26)	$99

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. There were no transfers between levels 1, 2 and 3 for the three months ended March 31, 2017 and for the year ended December 31, 2016.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2017 and December 31, 2016, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

	Fair Value of Level 3 at March 31, 2017	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$2	Discounted Cash Flow	Forward energy prices (a)	$21.75-$81.00 per MWh
		Discounted Cash Flow	Forward capacity prices (a)	$2.42-$10.70 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	50.0%
			Discount/(premium) to adjust auction prices for historical monthly realized settlements (b)	(75.2)%-58.9%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.50-$10.26 per MWh
Total Con Edison—Commodity	$3
CECONY—Commodity
Transmission Congestion Contracts	$1	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	50.0%
			Discount/(premium) to adjust auction prices for historical monthly realized settlements (b)	(75.2)%-58.9%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2017 and 2016 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Beginning balance as of January 1,	$1	$6	$1	$8
Included in earnings	—	(7)	—	(1)
Included in regulatory assets and liabilities	2	(3)	—	(4)
Settlements	—	—	—	(1)
Ending balance as of March 31,	$3	$(4)	$1	$2

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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs (immaterial and $6 million loss) on the consolidated income statement for the three months ended March 31, 2017 and 2016, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at March 31, 2017 and 2016 is included in non-utility revenues (immaterial for both periods) and purchased power costs (immaterial and $4 million loss) on the consolidated income statement for the three months ended March 31, 2017 and 2016, respectively.
Note M — Variable Interest Entities
Con Edison enters into arrangements including leases, partnerships and electricity purchase agreements, with various entities. As a result of these arrangements, Con Edison retains or may retain a variable interest in these entities.
CECONY has ongoing long-term electricity purchase agreements with the following two potential variable interest entities (VIEs): Cogen Technologies Linden Venture, LP and Brooklyn Navy Yard Cogeneration Partners, LP. In 2016, requests were made of these counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. The payments for these contracts constitute CECONY’s maximum exposure to loss with respect to the potential VIEs.

The following table summarizes the VIEs in which Con Edison Development has entered into as of March 31, 2017:

Project Name (a)	Generating Capacity (b) (MW AC)	Power Purchase Agreement Term (in Years)	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3	128	20	2014	Nevada	$173
Mesquite Solar 1	83	20	2013	Arizona	97
Copper Mountain Solar 2	75	25	2013	Nevada	80
California Solar	55	25	2012	California	59
Broken Bow II	38	25	2014	Nebraska	47
Texas Solar 4	32	25	2014	Texas	46
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
(c) For investments accounted for under the equity method, maximum exposure is equal to the carrying value of the investment on the consolidated balance sheet. For consolidated investments, such as Texas Solar 4, maximum exposure is equal to the net assets of the project on the consolidated balance sheet less any applicable noncontrolling interest ($7 million for Texas Solar 4). Con Edison did not provide any financial or other support during the three months ended March 31, 2017 that was not previously contractually required.

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

In February 2017, the FASB issued amendments to the guidance for other income through ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments in this update clarify the scope of assets within Subtopic 610-20 and add guidance for partial sales of nonfinancial assets. The amendments are effective upon the adoption of ASU 2014-09, and therefore will be effective for reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the potential impact of the new guidance on the Company’s financial position, results of operations and liquidity.

In March 2017, the FASB issued amendments to the guidance for retirement benefits through ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this update modify the presentation of net benefit cost, where the service component must be disaggregated from the other components of net benefit cost and be presented in the same line item as current employee compensation costs. The remaining components of the net benefit cost should be presented outside of income from operations. Additionally, the update allows only the service cost component to be eligible for capitalization. For public entities, the amendments are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Companies are in the process of evaluating the potential impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

In March 2017, the FASB issued amendments to the guidance for debt securities through ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public entities, the amendments are effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2016 (File Nos. 1-14514 and 1-1217, the Form 10-K).

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

CECONY's 2016 service area peak demand was 12,652 MW, including an estimated 4,541 MW for CECONY's full-service customers, 6,114 MW for customers participating in its electric retail choice program and 1,997 MW for NYPA's electric commodity customers and municipal electric agency customers. The company estimates that, under design weather conditions, the 2017 service area peak demand will be 13,470 MW, including an estimated 4,912 MW for its full-service customers, 6,402 MW for its electric retail choice customers and 2,156 MW for NYPA's customers and municipal electric agency customers.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 20,000 MMlb of steam annually to approximately 1,650 customers in parts of Manhattan.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

Clean Energy Businesses
Con Edison Clean Energy Businesses, Inc. has three wholly-owned subsidiaries: Consolidated Edison Development, Inc. (Con Edison Development), Consolidated Edison Energy, Inc. (Con Edison Energy) and Consolidated Edison Solutions, Inc. (Con Edison Solutions). Con Edison Clean Energy Businesses, Inc., together with these subsidiaries (which were formerly referred to as the competitive energy businesses), are referred to in this report as the Clean Energy Businesses.

In September 2016, Con Edison sold the retail electric supply business of its Clean Energy Businesses to a subsidiary of Exelon Corporation for cash consideration of $235 million. In addition, Con Edison received $23 million in cash as a working capital adjustment in February 2017.

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric is investing in New York Transco LLC, which owns and is proposing to build additional electric transmission assets in New York. CET Gas owns, through a subsidiary, a 50 percent equity interest in a joint venture that owns, operates and will further develop an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. In addition, CET Gas owns a 12.5 percent equity interest in a company developing a proposed gas transmission project in West Virginia and Virginia. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended March 31, 2017				At March 31, 2017
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Assets
CECONY	$2,856	89%	$339	87%	$40,950	85%
O&R	238	7	26	7	2,781	6
Total Utilities	3,094	96	365	94	43,731	91
Clean Energy Businesses (a)	136	4	7	2	2,544	5
Con Edison Transmission	—	—	7	2	1,148	2
Other (b)	(2)	—	9	2	942	2
Total Con Edison	$3,228	100%	$388	100%	$48,365	100%

(a)	Net income from the Clean Energy Businesses for the three months ended March 31, 2017 includes $2 million of net after-tax mark-to-market gains.

(b)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income and earnings per share for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	2017	2016	2017	2016
(Millions of Dollars, except per share amounts)	Net Income		Earnings per Share
CECONY	$339	$310	$1.11	$1.06
O&R	26	26	0.08	0.09
Clean Energy Businesses (a) (b)	7	(30)	0.02	(0.11)
Con Edison Transmission	7	—	0.03	—
Other (c)	9	4	0.03	0.01
Con Edison (d)	$388	$310	$1.27	$1.05

(a)	Includes $2 million or $- a share and $(38) million or $(0.13) a share of net after-tax mark-to-market gains/(losses) for the three months ended March 31, 2017 and 2016, respectively.

(b)
Includes $(33) million or $(0.11) a share of net losses for the three months ended March 31, 2016 related to the retail electric supply business sold in September 2016. This amount reflects net after-tax mark-to-market losses of $(37) million or $(0.13) a share for the three months ended March 31, 2016.

(c)	Other includes parent company and consolidation adjustments.

(d)	Earnings per share on a diluted basis were $1.27 a share and $1.05 a share for the three months ended March 31, 2017 and 2016, respectively.

The Companies’ results of operations for the three months ended March 31, 2017, as compared with the 2016 period, reflect changes in the Utilities' rate plans and regulatory charges and the impact of weather on steam revenues. Other operations and maintenance expenses reflect lower pension and other postretirement benefits costs. The rate plans provide for revenues to cover expected changes in certain operating costs including depreciation, property taxes and other tax matters. The results of operations also include the impact of the net mark-to-market effects of the Clean Energy Businesses.

The following table presents the estimated effect on earnings per share and net income for the three months ended March 31, 2017 period as compared with 2016 period, resulting from these and other major factors:

	Three Months Variation
(Millions of Dollars, except per share amounts)	Earnings per Share Variation	Net Income Variation
CECONY (a)
Changes in rate plans and regulatory charges (b)	$0.20	$60
Weather impact on steam revenues	0.02	6
Other operations and maintenance expenses (c)	0.04	10
Depreciation, property taxes and other tax matters (d)	(0.14)	(40)
Other (e)	(0.07)	(7)
Total CECONY	0.05	29
O&R (a)
Changes in rate plans and regulatory charges	0.01	4
Other operations and maintenance expenses	(0.01)	(4)
Depreciation and property taxes	(0.01)	(1)
Other (e)	—	1
Total O&R	(0.01)	—
Clean Energy Businesses
Operating revenues less energy costs (f)	0.15	45
Other operations and maintenance expenses	—	(1)
Net interest expense	(0.01)	(3)
Other (e)	(0.01)	(4)
Total Clean Energy Businesses	0.13	37
Con Edison Transmission (e) (g)	0.03	7
Other, including parent company expenses (e) (h)	0.02	5
Total variations	$0.22	$78

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

(b)	Reflects higher gas net base revenues under the new rate plan of $0.11, higher electric net base revenues under the new rate plan of $0.05, and growth in the number of gas customers of $0.02.

(c)	Reflects lower pension and other postretirement benefits costs of $0.07, offset, in part, by higher municipal infrastructure costs of $(0.02).

(d)	Reflects higher depreciation and amortization expense of $(0.05), property taxes of $(0.05) and income taxes of $(0.04).

(e)	Includes the impact of the dilutive effect of Con Edison's stock issuances.

(f)	Includes net mark-to-market effects.

(g)	Reflects income from equity investments.

(h)	Reflects higher income tax benefits.

The Companies’ other operations and maintenance expenses for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2017	2016
CECONY
Operations	$384	$360
Pensions and other postretirement benefits	53	85
Health care and other benefits	38	35
Regulatory fees and assessments (a)	111	111
Other	78	90
Total CECONY	664	681
O&R	76	70
Clean Energy Businesses	39	37
Con Edison Transmission	3	—
Other (b)	(2)	(1)
Total other operations and maintenance expenses	$780	$787

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three months ended March 31, 2017 and 2016 follows. For additional business segment financial information, see Note J to the First Quarter Financial Statements.

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
The Companies’ results of operations in 2017 compared with 2016 were:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$224	8.5%	$23	10.7%	$(174)	(56.1)%	$—	—%	$(1)	Large	$72	2.3%
Purchased power	(4)	(1.1)	2	5.0	(301)	Large	—	—	(3)	—	(306)	(44.3)
Fuel	29	40.8	—	—	—	—	—	—	—	—	29	40.8
Gas purchased for resale	98	74.2	13	86.7	53	Large	—	—	(1)	Large	163	Large
Other operations and maintenance	(17)	(2.5)	6	8.6	2	5.4	3	—	(1)	Large	(7)	(0.9)
Depreciation and amortization	22	8.1	—	—	8	88.9	—	—	2	Large	32	10.8
Taxes, other than income taxes	31	6.4	2	10.0	(2)	(33.3)	—	—	1	—	32	6.3
Operating income	65	10.2	—	—	66	Large	(3)	—	1	—	129	20.1
Other income less deductions	7	Large	—	—	(1)	(50.0)	19	—	(1)	Large	24	Large
Net interest expense	5	3.4	(1)	(10.0)	4	50.0	4	—	—	—	12	7.1
Income before income tax expense	67	13.7	1	2.3	61	Large	12	—	—	—	141	29.7
Income tax expense	38	21.1	1	5.9	24	88.9	5	—	(5)	(83.3)%	63	38.4
Net income	$29	9.4%	$—	—%	$37	Large	$7	—%	$5	Large	$78	25.2%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended March 31, 2017				For the Three Months Ended March 31, 2016
(Millions of Dollars)	Electric	Gas	Steam	2017 Total	Electric	Gas	Steam	2016 Total	2017-2016 Variation
Operating revenues	$1,793	$765	$298	$2,856	$1,773	$601	$258	$2,632	$224
Purchased power	334	—	14	348	341	—	11	352	(4)
Fuel	42	—	58	100	38	—	33	71	29
Gas purchased for resale	—	230	—	230	—	132	—	132	98
Other operations and maintenance	497	119	48	664	530	104	47	681	(17)
Depreciation and amortization	229	44	21	294	213	38	21	272	22
Taxes, other than income taxes	399	80	36	515	378	74	32	484	31
Operating income	$292	$292	$121	$705	$273	$253	$114	$640	$65

Electric
CECONY’s results of electric operations for the three months ended March 31, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2017	March 31, 2016	Variation
Operating revenues	$1,793	$1,773	$20
Purchased power	334	341	(7)
Fuel	42	38	4
Other operations and maintenance	497	530	(33)
Depreciation and amortization	229	213	16
Taxes, other than income taxes	399	378	21
Electric operating income	$292	$273	$19

CECONY’s electric sales and deliveries for the three months ended March 31, 2017 compared with the 2016 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2017	March 31, 2016	Variation	Percent Variation		March 31, 2017	March 31, 2016	Variation	Percent Variation
Residential/Religious (b)	2,278	2,336	(58)	(2.5)%		$574	$584	$(10)	(1.7)%
Commercial/Industrial	2,305	2,291	14	0.6		430	415	15	3.6
Retail choice customers	6,304	6,213	91	1.5		632	595	37	6.2
NYPA, Municipal Agency and other sales	2,512	2,499	13	0.5		130	132	(2)	(1.5)
Other operating revenues (c)	—	—	—	—		27	47	(20)	(42.6)
Total	13,399	13,339	60	0.4%	(d)	$1,793	$1,773	$20	1.1%

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

(d)
After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.3 percent in the three months ended March 31, 2017 compared with the 2016 period.

Operating revenues increased $20 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to higher revenues from the electric rate plan ($33 million), offset in part by lower purchased power expense ($7 million).

Purchased power expenses decreased $7 million in the three months ended March 31, 2017 compared with the 2016 period due to lower purchased volumes ($14 million), offset in part by higher unit costs ($7 million).

Fuel expenses increased $4 million in the three months ended March 31, 2017 compared with the 2016 period due to higher unit costs ($2 million) and sendout volumes ($2 million) from the company's electric generating facilities.

Other operations and maintenance expenses decreased $33 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to lower pension and other post employment benefits costs ($28 million), stock-based compensation ($8 million), surcharges for assessments and fees that are collected in revenues from customers ($3 million) and injuries and damages costs ($3 million), offset in part by higher costs for municipal infrastructure support ($10 million).

Depreciation and amortization increased $16 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $21 million in the three months ended March 31, 2017 compared with the 2016 period principally due to higher property taxes ($16 million), state and local sales and use tax reserve ($3 million) and state and local revenue taxes ($2 million).

Gas
CECONY’s results of gas operations for the three months ended March 31, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2017	March 31, 2016	Variation
Operating revenues	$765	$601	$164
Gas purchased for resale	230	132	98
Other operations and maintenance	119	104	15
Depreciation and amortization	44	38	6
Taxes, other than income taxes	80	74	6
Gas operating income	$292	$253	$39

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2017 compared with the 2016 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2017	March 31, 2016	Variation	Percent Variation		March 31, 2017	March 31, 2016	Variation	Percent Variation
Residential	24,607	21,538	3,069	14.2%		$337	$279	$58	20.8%
General	12,803	10,984	1,819	16.6		133	103	30	29.1
Firm transportation	30,415	28,619	1,796	6.3		222	190	32	16.8
Total firm sales and transportation	67,825	61,141	6,684	10.9	(b)	692	572	120	21.0
Interruptible sales (c)	2,308	4,109	(1,801)	(43.8)		13	19	(6)	(31.6)
NYPA	9,592	8,108	1,484	18.3		1	1	—	—
Generation plants	10,445	12,271	(1,826)	(14.9)		5	6	(1)	(16.7)
Other	8,196	6,784	1,412	20.8		11	11	—	—
Other operating revenues (d)	—	—	—	—		43	(8)	51	Large
Total	98,366	92,413	5,953	6.4%		$765	$601	$164	27.3%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, principally billing days, firm gas sales and transportation volumes in the company’s service area increased 8.4 percent in the three months ended March 31, 2017 compared with the 2016 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 1,097 thousands and 2,461 thousands of Dt for the 2017 and 2016 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues increased $164 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to higher gas purchased for resale expense ($98 million) and higher revenues from the gas rate plan and growth in the number of customers ($60 million).

Gas purchased for resale increased $98 million in the three months ended March 31, 2017 compared with the 2016 period due to higher unit costs ($93 million) and sendout volumes ($5 million).

Other operations and maintenance expenses increased $15 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to lower capitalized pension and deferred pension costs ($9 million), higher costs for maintenance of gas mains ($3 million) and municipal infrastructure support ($2 million).

Depreciation and amortization increased $6 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $6 million in the three months ended March 31, 2017 compared with the 2016 period principally due to higher property taxes ($3 million), state and local revenue taxes ($2 million) and payroll taxes ($1 million).

Steam
CECONY’s results of steam operations for the three months ended March 31, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2017	March 31, 2016	Variation
Operating revenues	$298	$258	$40
Purchased power	14	11	3
Fuel	58	33	25
Other operations and maintenance	48	47	1
Depreciation and amortization	21	21	—
Taxes, other than income taxes	36	32	4
Steam operating income	$121	$114	$7

CECONY’s steam sales and deliveries for the three months ended March 31, 2017 compared with the 2016 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2017	March 31, 2016	Variation	Percent Variation		March 31, 2017	March 31, 2016	Variation	Percent Variation
General	293	266	27	10.2%		$14	$12	$2	16.7%
Apartment house	2,469	2,381	88	3.7		77	66	11	16.7
Annual power	5,298	5,179	119	2.3		197	173	24	13.9
Other operating revenues (a)	—	—	—	—		10	7	3	42.9
Total	8,060	7,826	234	3.0%	(b)	$298	$258	$40	15.5%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.9 percent in the three months ended March 31, 2017 compared with the 2016 period.

Operating revenues increased $40 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to higher fuel expenses ($25 million), weather impact on steam revenues ($10 million), and higher purchased power costs ($3 million).

Purchased power expenses increased $3 million in the three months ended March 31, 2017 compared with the 2016 period due to higher unit costs ($4 million), offset in part by lower purchased volumes ($1 million).

Fuel expenses increased $25 million in the three months ended March 31, 2017 compared with the 2016 period due to higher unit costs ($23 million) and sendout volumes ($2 million).

Other operations and maintenance expenses increased $1 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to higher municipal infrastructure support costs.

Taxes, other than income taxes increased $4 million in the three months ended March 31, 2017 compared with the 2016 period primarily due to higher property taxes ($3 million) and state and local revenue taxes ($1 million).

Other Income (Deductions)
Other income (deductions) increased $7 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to an increase in investment and other income ($3 million) and a decrease in other income deductions ($4 million).

Net Interest Expense
Net interest expense increased $5 million in the three months ended March 31, 2017 compared with the 2016 period due primarily higher long-term debt balances in the 2017 period.

Income Tax Expense
Income taxes increased $38 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to higher income before income tax expense ($27 million), plant-related flow through items ($9 million), lower research and development credits ($8 million) and a higher reserve for injuries and damages ($3 million), offset in part by lower state income taxes ($5 million) and a decrease in uncertain tax positions ($2 million).

O&R

	For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016
(Millions of Dollars)	Electric	Gas	2017 Total	Electric	Gas	2016 Total	2017-2016 Variation
Operating revenues	$141	$97	$238	$140	$75	$215	$23
Purchased power	42	—	42	40	—	40	2
Gas purchased for resale	—	28	28	—	15	15	13
Other operations and maintenance	59	17	76	57	13	70	6
Depreciation and amortization	12	5	17	12	5	17	—
Taxes, other than income taxes	14	8	22	13	7	20	2
Operating income	$14	$39	$53	$18	$35	$53	$—

Electric
O&R’s results of electric operations for the three months ended March 31, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2017	March 31, 2016	Variation
Operating revenues	$141	$140	$1
Purchased power	42	40	2
Other operations and maintenance	59	57	2
Depreciation and amortization	12	12	—
Taxes, other than income taxes	14	13	1
Electric operating income	$14	$18	$(4)

O&R’s electric sales and deliveries for the three months ended March 31, 2017 compared with the 2016 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2017	March 31, 2016	Variation	Percent Variation		March 31, 2017	March 31, 2016	Variation	Percent Variation
Residential/Religious (b)	349	356	(7)	(2.0)%		$68	$65	$3	4.6%
Commercial/Industrial	191	194	(3)	(1.5)		27	26	1	3.8
Retail choice customers	707	741	(34)	(4.6)		43	46	(3)	(6.5)
Public authorities	24	22	2	9.1		2	2	—	—
Other operating revenues (c)	—	—	—	—		1	1	—	—
Total	1,271	1,313	(42)	(3.2)%	(d)	$141	$140	$1	0.7%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 0.6 percent in the three months ended March 31, 2017 compared with the 2016 period.

Operating revenues increased $1 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to higher purchased power costs.

Purchased power expenses increased $2 million in the three months ended March 31, 2017 compared with the 2016 period due to higher purchased volumes ($1 million) and unit costs ($1 million).

Other operations and maintenance expenses increased $2 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to higher operating costs related to weather events in 2017.

Taxes, other than income taxes increased $1 million in the three months ended March 31, 2017 compared with the 2016 period principally due to higher payroll taxes and property taxes.

Gas
O&R’s results of gas operations for the three months ended March 31, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2017	March 31, 2016	Variation
Operating revenues	$97	$75	$22
Gas purchased for resale	28	15	13
Other operations and maintenance	17	13	4
Depreciation and amortization	5	5	—
Taxes, other than income taxes	8	7	1
Gas operating income	$39	$35	$4

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2017 compared with the 2016 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2017	March 31, 2016	Variation	Percent Variation		March 31, 2017	March 31, 2016	Variation	Percent Variation
Residential	3,885	3,556	329	9.3%		$49	$34	$15	44.1%
General	958	764	194	25.4		10	7	3	42.9
Firm transportation	4,188	4,566	(378)	(8.3)		29	29	—	—
Total firm sales and transportation	9,031	8,886	145	1.6	(b)	88	70	18	25.7
Interruptible sales	1,188	1,177	11	0.9		3	1	2	Large
Generation plants	—	1	(1)	Large		—	—	—	—
Other	397	379	18	4.7		—	—	—	—
Other gas revenues	—	—	—	—		6	4	2	50.0
Total	10,616	10,443	173	1.7%		$97	$75	$22	29.3%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.1 percent in the three months ended March 31, 2017 compared with 2016 period.

Operating revenues increased $22 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to increased gas purchased for resale ($13 million) and higher revenues from the New York gas rate plan ($7 million).

Gas purchased for resale increased $13 million in the three months ended March 31, 2017 compared with the 2016 period due to higher unit costs ($9 million) and purchased volumes ($4 million).

Other operations and maintenance expenses increased $4 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to higher pension costs.

Taxes, other than income taxes increased $1 million in the three months ended March 31, 2017 compared with the 2016 period principally due to higher state and local revenue taxes and property taxes.

Income Tax Expense
Income taxes increased $1 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to higher income before income tax expense.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended March 31, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2017	March 31, 2016	Variation
Operating revenues	$136	$310	$(174)
Purchased power	(2)	299	(301)
Gas purchased for resale	63	10	53
Other operations and maintenance	39	37	2
Depreciation and amortization	17	9	8
Taxes, other than income taxes	4	6	(2)
Operating income	$15	$(51)	$66

Operating revenues decreased $174 million in the three months ended March 31, 2017 compared with the 2016 period, due primarily to lower electric retail revenues of $262 million from the sale of the retail electric supply business in September 2016. Renewable revenues increased $20 million primarily due to an increase in renewable electric production projects in operation. See "Con Edison Development," below. Energy services revenues increased $6 million. Wholesale revenues increased $58 million due to higher sales volumes. Net mark-to-market values increased $66 million, primarily due to the sale of the retail electric supply business, of which $62 million in gains are reflected in purchased power costs and $4 million in gains are reflected in revenues.

Purchased power expenses decreased $301 million in the three months ended March 31, 2017 compared with the 2016 period due to the sale of the retail electric supply business in September 2016.

Gas purchased for resale increased $53 million in the three months ended March 31, 2017 compared with the 2016 period due to higher sales volumes.

Other operations and maintenance expenses increased $2 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to an increase in energy services costs.

Depreciation and amortization increased $8 million in the three months ended March 31, 2017 compared with the 2016 period due to an increase in solar electric production projects in operation during 2017.

Taxes, other than income taxes decreased $2 million in the three months ended March 31, 2017 compared with the 2016 period principally due to lower gross receipts tax from the sale of the retail electric supply business.

Other Income (Deductions)
Other income (deductions) decreased $1 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to lower earnings from equity investments.

Net Interest Expense
Net interest expense increased $4 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to increased debt on solar electric production projects.

Income Tax Expense
Income taxes increased $24 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to higher income before income tax expense ($26 million), offset in part by the reversal of uncertain tax positions ($1 million).

Con Edison Transmission
Net Interest Expense
Net interest expense increased $4 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to a new debt issuance in 2016.

Other Income (Deductions)
Other income (deductions) increased $19 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to earnings from equity investments in Stagecoach Gas Services, LLC which were made subsequent to March 2016.

Income Tax Expense
Income taxes increased $5 million in the three months ended March 31, 2017 compared with the 2016 period due primarily to higher income before income tax expense.

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2017 and 2016 are summarized as follows:

	For the Three Months Ended March 31,
	Con Edison			CECONY
(Millions of Dollars)	2017	2016	Variation	2017	2016	Variation
Operating activities	$448	$524	$(76)	$380	$458	$(78)
Investing activities	(837)	(1,118)	281	(733)	(606)	(127)
Financing activities	(320)	(287)	(33)	(332)	(677)	345
Net change for the period	(709)	(881)	172	(685)	(825)	140
Balance at beginning of period	776	944	(168)	702	843	(141)
Balance at end of period	67	63	4	17	18	(1)
Less: Change in cash balances held for sale	—	2	(2)	—	—	—
Balance at end of period excluding held for sale	$67	$61	$6	$17	$18	$(1)

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

Net cash flows from operating activities for the three months ended March 31, 2017 for Con Edison and CECONY were $76 million and $78 million lower, respectively, than in the 2016 period. The change in net cash flows for Con Edison and CECONY reflects primarily the lower income tax refunds received, net of income taxes paid, in the 2017 period as compared with the 2016 period of $104 million and $121 million, respectively. The income tax refund received in 2016 reflected the extension of bonus depreciation in late 2015, resulting in a refund of the 2015 estimated federal tax payments.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

The changes in regulatory assets principally reflect changes in deferred pension costs in accordance with the accounting rules for retirement benefits.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $281 million lower and $127 million higher, respectively, for the three months ended March 31, 2017 compared with the 2016 period. The change for Con Edison reflects primarily no new investments in renewable electric production projects ($225 million), a decrease in non-utility construction expenditures ($97 million) and investments in electric and gas transmission projects ($17 million), offset in part by increased utility construction expenditures in 2017 ($111 million). The change for CECONY reflects primarily increased utility construction expenditures ($107 million).

Cash Flows From/(Used In) Financing Activities
Net cash flows used in financing activities for Con Edison and CECONY were $33 million higher and $345 million lower, respectively, in the three months ended March 31, 2017 compared with the 2016 period.

In March 2017, Con Edison issued $400 million aggregate principal amount of 2.00 percent debentures, due 2020, and prepaid the $400 million variable rate term loan that was to mature in 2018.

Also, in March 2017, a Con Edison Development subsidiary issued $97 million aggregate principal amount of 4.45 percent senior notes, due 2042, secured by the company’s Upton County Solar project.

In February 2016, a Con Edison Development subsidiary issued $218 million aggregate principal amount of 4.21 percent senior notes, due 2041, secured by the company's Texas Solar 7 solar project.

Con Edison’s cash flows from financing for three months ended March 31, 2017 and 2016 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $24 million and $27 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at March 31, 2017 and 2016 and the average daily balances for the three months ended March 31, 2017 and 2016 for Con Edison and CECONY were as follows:

	2017		2016
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31,	Daily average	Outstanding at March 31,	Daily average
Con Edison	$836	$865	$1,199	$1,268
CECONY	$445	$444	$520	$595
Weighted average yield	1.1%	1.0%	0.7%	0.7%

Capital Requirements and Resources
Con Edison has decreased its estimates for capital requirements for the retirement of long-term securities for 2018 from $1,688 million to $1,288 million. The decrease reflects the $400 million prepayment of a variable rate term loan that was to mature in 2018. See Note C to the First Quarter Financial Statements.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2017 and 2016 and the twelve months ended December 31, 2016 was:

	Ratio of Earnings to Fixed Charges
	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	For the Twelve Months Ended December 31, 2016
Con Edison	4.3	3.6	3.6
CECONY	4.5	4.1	3.6

For each of the Companies, the common equity ratio at March 31, 2017 and December 31, 2016 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2017	December 31, 2016
Con Edison	49.4	49.3
CECONY	49.8	49.5

Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at March 31, 2017, compared with December 31, 2016.

	Con Edison	CECONY
(Millions of Dollars)	2017 vs. 2016 Variation	2017 vs. 2016 Variation
Assets
Prepayments	$394	$373
Liabilities
Deferred income taxes and unamortized investment tax credits	$238	$253

Prepayments
The increase in prepayments for Con Edison and CECONY reflects primarily CECONY's January 2017 payment of its New York City semi-annual property taxes, offset by three months of amortization, while the December 2016 balance reflects the amortization of the previous semi-annual payment.

Deferred Income Taxes and Unamortized Investment Tax Credits
The increase in the liability for deferred income taxes and unamortized investment tax credits for Con Edison and CECONY reflects primarily bonus depreciation in 2017, partially offset by the increase in deferred income tax assets associated with the federal tax attribute carryforwards related to the net operating loss and general business tax credits.

Off-Balance Sheet Arrangements
None of the Companies’ interests in variable interest entities (VIEs) meet the Securities and Exchange Commission definition of off-balance sheet arrangements. For information regarding the Companies’ VIEs, see Note M to the First Quarter Financial Statements.

Regulatory Matters
In March 2017, the NYSPSC issued an order that changes the way distributed energy resources are compensated and begins to phase out net energy metering. In New York, net energy metering compensates kilowatt-hours exported to the electric distribution system at the full service rate (that is production plus delivery plus taxes and fees). To provide a gradual transition, the NYSPSC allowed all existing resources to keep their current rate treatment and will delay making significant changes to policies affecting new residential and small commercial rooftop solar until 2020. Larger installations, including new commercial and industrial projects and new community solar projects, will be paid for the value of their exports to the electricity distribution system. The new policy establishes a 2 percent limit on bill increases, reducing the shifting of avoided distribution costs to non-participating residential customers that would have occurred under net energy metering.

Con Edison Development
The following table provides information about the renewable electric production projects Con Edison Development owned at March 31, 2017:

Project Name	Production Technology	Generating Capacity (a) (MW AC)	Purchased Power Agreement (PPA)Term (In Years) (b)	Actual/Expected In-Service Date (c)	Location (State)
Wholly owned projects
Pilesgrove	Solar	18	(d)	2011	New Jersey
Flemington Solar	Solar	8	(d)	2011	New Jersey
Frenchtown I, II and III	Solar	14	(d)	2011-13	New Jersey
PA Solar	Solar	10	(d)	2012	Pennsylvania
California Solar 2 (e)	Solar	80	20	2014-16	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	6	25	2015	Texas
Texas Solar 5 (e)	Solar	95	25	2015	Texas
Campbell County Wind	Wind	95	30	2015	South Dakota
Texas Solar 7 (e)	Solar	106	25	2016	Texas
California Solar 3 (e)	Solar	110	20	2016	California
Adams Wind (e)	Wind	23	7	2016	Minnesota
Valley View (e)	Wind	10	14	2016	Minnesota
Coram (e)	Wind	102	16	2016	California
Projects of less than 5 MW	Solar / Wind	25	Various	Various	Various
Jointly owned projects (e) (f)
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2	Solar	75	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	38	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW (AC) in Operation		1,133
Upton County Solar (e)	Solar	158	25	2017	Texas
Panoche Valley	Solar	240	20	2018	California
Total MW (AC) in Construction		398
Total MW (AC), All Projects		1,531

(a) Represents Con Edison Development’s ownership interest in the project.
(b) Represents PPA contractual term or remaining term from Con Edison Development’s date of acquisition.
(c) Represents Actual/Expected In-Service Date or Con Edison Development's date of acquisition.
(d) Have Solar Renewable Energy Credit hedges in place, in lieu of PPAs, out to 2023.
(e) Project has been pledged to secure financing for the project.
(f) All of the jointly-owned projects are 50 percent owned, except for Texas Solar 4 (which is 80 percent owned). See Note M to the First
Quarter Financial Statements.

Con Edison Development's renewable electric production volumes generated for the three months ended March 31, 2017 compared with the 2016 period were:

	Millions of kWh Generated
	For the Three Months Ended
Description	March 31, 2017	March 31, 2016	Variation	Percent Variation
Renewable electric production projects
Solar	399	319	80	25.1%
Wind	238	155	83	53.5%
Total	637	474	163	34.4%

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at March 31, 2017, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $2 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note K to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2017, a 10 percent decline in market prices would result in a decline in fair value of $57 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $49 million is for CECONY and $8 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level and compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	March 31, 2017	December 31, 2016
	(Millions of Dollars)
Average for the period	$—	$2
High	1	4
Low	—	1

Credit Risk
The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the Clean Energy Businesses. See the discussion of credit exposure in Note K to the First Quarter Financial Statements.

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans and to the investments of the Clean Energy Businesses and Con Edison Transmission that are accounted for under the equity method.

The Companies’ current investment policy for pension plan assets includes investment targets of 53 to 63 percent equities and 35 to 49 percent fixed income and other securities. At March 31, 2017, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.

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

Material Contingencies
For information concerning potential liabilities arising from the Companies’ material contingencies, see Notes G and H to the First Quarter Financial Statements.

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

Part II Other Information

Item 1: Legal Proceedings
For information about certain legal proceedings affecting the Companies, see Notes G and H to the financial statements in Part I, Item 1 of this report, which information is incorporated herein by reference.

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits
Con Edison

Exhibit 4.1.1	Form of Con Edison’s 2.00% Debentures, Series 2017 A (Designated in Con Edison's Current Report on Form 8-K, dated March 2, 2017 (File No. 1-14514) as Exhibit 4).
Exhibit 10.1.1	The Consolidated Edison Retirement Plan.
Exhibit 10.1.2	The Consolidated Edison Thrift Savings Plan.
Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2017 and 2016, and the 12-month period ended December 31, 2016.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 10.2.1.1	Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan.
Exhibit 10.2.1.2	Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan.
Exhibit 10.2.2	Consolidated Edison Company of New York, Inc. Deferred Income Plan.
Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2017 and 2016, and the 12-month period ended December 31, 2016.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: May 4, 2017	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer