Form 10-Q
period 2017-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2017-08-03
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

As of July 31, 2017, Con Edison had outstanding 305,674,488 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced metering infrastructure
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
EGWP	Employer Group Waiver Plan
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Second Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended June 30 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2016
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	changes to tax laws could adversely affect the Companies;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions of Dollars/ Except Per Share Data)
OPERATING REVENUES
Electric	$1,965	$2,035	$3,899	$3,947
Gas	435	336	1,297	1,012
Steam	88	85	385	343
Non-utility	145	338	280	648
TOTAL OPERATING REVENUES	2,633	2,794	5,861	5,950
OPERATING EXPENSES
Purchased power	408	558	793	1,249
Fuel	38	33	139	104
Gas purchased for resale	149	81	470	239
Other operations and maintenance	773	820	1,553	1,607
Depreciation and amortization	332	302	662	599
Taxes, other than income taxes	511	485	1,052	995
TOTAL OPERATING EXPENSES	2,211	2,279	4,669	4,793
Gain on sale of solar electric production project	1	—	1	—
OPERATING INCOME	423	515	1,193	1,157
OTHER INCOME (DEDUCTIONS)
Investment income	20	7	39	7
Other income	17	8	23	12
Allowance for equity funds used during construction	2	2	5	4
Other deductions	(5)	(6)	(7)	(11)
TOTAL OTHER INCOME	34	11	60	12
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	457	526	1,253	1,169
INTEREST EXPENSE
Interest on long-term debt	179	167	356	330
Other interest	3	5	7	12
Allowance for borrowed funds used during construction	(2)	(2)	(3)	(3)
NET INTEREST EXPENSE	180	170	360	339
INCOME BEFORE INCOME TAX EXPENSE	277	356	893	830
INCOME TAX EXPENSE	102	124	330	288
NET INCOME	$175	$232	$563	$542
Net income per common share—basic	$0.57	$0.78	$1.84	$1.83
Net income per common share—diluted	$0.57	$0.77	$1.84	$1.82
DIVIDENDS DECLARED PER COMMON SHARE	$0.69	$0.67	$1.38	$1.34
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	305.4	299.1	305.3	296.7
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	306.8	300.4	306.7	298.0
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions of Dollars)
NET INCOME	$175	$232	$563	$542
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	1	—	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	1	—	1
COMPREHENSIVE INCOME	$176	$233	$563	$543
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$563	$542
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	662	599
Deferred income taxes	359	268
Rate case amortization and accruals	(62)	(112)
Common equity component of allowance for funds used during construction	(5)	(4)
Net derivative (gains)/losses	2	(33)
(Gain)/Loss on sale of solar electric production project	(1)	—
Other non-cash items, net	(43)	42
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	128	101
Materials and supplies, including fuel oil and gas in storage	(18)	29
Other receivables and other current assets	12	(38)
Income taxes receivable	29	151
Prepayments	(36)	(15)
Accounts payable	(94)	(21)
Pensions and retiree benefits obligations, net	213	302
Pensions and retiree benefits contributions	(283)	(307)
Accrued taxes	(22)	(16)
Accrued interest	(18)	3
Superfund and environmental remediation costs, net	(6)	60
Distributions from equity investments	52	24
System benefit charge	132	151
Deferred charges, noncurrent assets and other regulatory assets	(45)	(98)
Deferred credits and other regulatory liabilities	(17)	75
Other current and noncurrent liabilities	72	(72)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,574	1,631
INVESTING ACTIVITIES
Utility construction expenditures	(1,425)	(1,344)
Cost of removal less salvage	(122)	(95)
Non-utility construction expenditures	(225)	(331)
Investments in electric and gas transmission projects	(16)	(79)
Investments in/acquisitions of renewable electric production projects	(1)	(1,171)
Proceeds from the transfer of assets to NY Transco	—	122
Proceeds from sale of assets	34	—
Restricted cash	28	(6)
Other investing activities	24	(82)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,703)	(2,986)
FINANCING ACTIVITIES
Net payment of short-term debt	(18)	(821)
Issuance of long-term debt	997	1,765
Retirement of long-term debt	(426)	(6)
Debt issuance costs	(11)	(15)
Common stock dividends	(398)	(378)
Issuance of common shares - public offering	—	702
Issuance of common shares for stock plans	25	27
Distribution to noncontrolling interest	—	(1)
NET CASH FLOWS FROM FINANCING ACTIVITIES	169	1,273
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	40	(82)
BALANCE AT BEGINNING OF PERIOD	776	944
BALANCE AT END OF PERIOD	$816	$862
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$372	$318
Income taxes	$(35)	$(142)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$308	$254
Issuance of common shares for dividend reinvestment	$23	$23
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2017	December 31, 2016
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$816	$776
Accounts receivable – customers, less allowance for uncollectible accounts of $63 and $69 in 2017 and 2016, respectively	984	1,106
Other receivables, less allowance for uncollectible accounts of $8 and $14 in 2017 and 2016, respectively	165	195
Income taxes receivable	50	79
Accrued unbilled revenue	436	447
Fuel oil, gas in storage, materials and supplies, at average cost	357	339
Prepayments	195	159
Regulatory assets	77	100
Restricted cash	26	54
Other current assets	174	151
TOTAL CURRENT ASSETS	3,280	3,406
INVESTMENTS	1,961	1,921
UTILITY PLANT, AT ORIGINAL COST
Electric	28,339	27,747
Gas	7,828	7,524
Steam	2,452	2,421
General	2,844	2,719
TOTAL	41,463	40,411
Less: Accumulated depreciation	8,738	8,541
Net	32,725	31,870
Construction work in progress	1,212	1,175
NET UTILITY PLANT	33,937	33,045
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $170 and $140 in 2017 and 2016, respectively	1,535	1,482
Construction work in progress	779	689
NET PLANT	36,251	35,216
OTHER NONCURRENT ASSETS
Goodwill	428	428
Intangible assets, less accumulated amortization of $10 and $6 in 2017 and 2016, respectively	116	124
Regulatory assets	6,935	7,024
Other deferred charges and noncurrent assets	128	136
TOTAL OTHER NONCURRENT ASSETS	7,607	7,712
TOTAL ASSETS	$49,099	$48,255
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2017	December 31, 2016
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$637	$39
Notes payable	1,036	1,054
Accounts payable	973	1,147
Customer deposits	345	352
Accrued taxes	42	64
Accrued interest	132	150
Accrued wages	103	101
Fair value of derivative liabilities	64	77
Regulatory liabilities	64	128
System benefit charge	566	434
Other current liabilities	367	297
TOTAL CURRENT LIABILITIES	4,329	3,843
NONCURRENT LIABILITIES
Provision for injuries and damages	171	160
Pensions and retiree benefits	1,652	1,847
Superfund and other environmental costs	745	753
Asset retirement obligations	252	246
Fair value of derivative liabilities	74	40
Deferred income taxes and unamortized investment tax credits	10,549	10,205
Regulatory liabilities	1,886	1,905
Other deferred credits and noncurrent liabilities	240	215
TOTAL NONCURRENT LIABILITIES	15,569	15,371
LONG-TERM DEBT	14,703	14,735
EQUITY
Common shareholders’ equity	14,490	14,298
Noncontrolling interest	8	8
TOTAL EQUITY (See Statement of Equity)	14,498	14,306
TOTAL LIABILITIES AND EQUITY	$49,099	$48,255
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2015	293	$32	$5,030	$9,123	23	$(1,038)	$(61)	$(34)	$9	$13,061
Net income				310						310
Common stock dividends				(197)						(197)
Issuance of common shares for stock plans	1		28							28
Other comprehensive income										—
Noncontrolling interest									(1)	(1)
BALANCE AS OF MARCH 31, 2016	294	$32	$5,058	$9,236	23	$(1,038)	$(61)	$(34)	$8	$13,201
Net income				232						232
Common stock dividends				(204)						(204)
Issuance of common shares - public offering	10	1	723				(22)			702
Issuance of common shares for stock plans			26							26
Other comprehensive income								1		1
Noncontrolling interest										—
BALANCE AS OF JUNE 30, 2016	304	$33	$5,807	$9,264	23	$(1,038)	$(83)	$(33)	$8	$13,958

BALANCE AS OF DECEMBER 31, 2016	305	$33	$5,854	$9,559	23	$(1,038)	$(83)	$(27)	$8	$14,306
Net income				388						388
Common stock dividends				(211)						(211)
Issuance of common shares for stock plans			24							24
Other comprehensive loss								(1)		(1)
Noncontrolling interest										—
BALANCE AS OF MARCH 31, 2017	305	$33	$5,878	$9,736	23	$(1,038)	$(83)	$(28)	$8	$14,506
Net income				175						175
Common stock dividends				(210)						(210)
Issuance of common shares for stock plans	1		26							26
Other comprehensive income								1		1
Noncontrolling interest										—
BALANCE AS OF JUNE 30, 2017	306	$33	$5,904	$9,701	23	$(1,038)	$(83)	$(27)	$8	$14,498
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,817	$1,892	$3,610	$3,665
Gas	388	304	1,153	905
Steam	88	85	386	343
TOTAL OPERATING REVENUES	2,293	2,281	5,149	4,913
OPERATING EXPENSES
Purchased power	363	369	710	721
Fuel	38	33	139	104
Gas purchased for resale	84	51	314	183
Other operations and maintenance	638	701	1,301	1,381
Depreciation and amortization	296	275	591	547
Taxes, other than income taxes	487	460	1,003	944
TOTAL OPERATING EXPENSES	1,906	1,889	4,058	3,880
OPERATING INCOME	387	392	1,091	1,033
OTHER INCOME (DEDUCTIONS)
Investment and other income	3	1	7	2
Allowance for equity funds used during construction	2	2	5	4
Other deductions	(4)	(1)	(6)	(6)
TOTAL OTHER INCOME	1	2	6	—
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	388	394	1,097	1,033
INTEREST EXPENSE
Interest on long-term debt	151	146	301	290
Other interest	4	4	8	9
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(2)
NET INTEREST EXPENSE	154	149	306	297
INCOME BEFORE INCOME TAX EXPENSE	234	245	791	736
INCOME TAX EXPENSE	91	84	309	264
NET INCOME	$143	$161	$482	$472
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions of Dollars)
NET INCOME	$143	$161	$482	$472
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	1	—	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	1	—	1
COMPREHENSIVE INCOME	$143	$162	$482	$473
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$482	$472
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	591	547
Deferred income taxes	326	283
Rate case amortization and accruals	(72)	(120)
Common equity component of allowance for funds used during construction	(5)	(4)
Other non-cash items, net	(18)	15
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	125	102
Materials and supplies, including fuel oil and gas in storage	(4)	18
Other receivables and other current assets	56	(64)
Accounts receivable from affiliated companies	17	92
Prepayments	(20)	3
Accounts payable	(60)	(54)
Accounts payable to affiliated companies	3	5
Pensions and retiree benefits obligations, net	191	287
Pensions and retiree benefits contributions	(281)	(306)
Superfund and environmental remediation costs, net	(4)	67
Accrued taxes	(17)	(15)
Accrued taxes to affiliated companies	(119)	(2)
Accrued interest	—	(3)
System benefit charge	120	138
Deferred charges, noncurrent assets and other regulatory assets	(72)	(100)
Deferred credits and other regulatory liabilities	11	89
Other current and noncurrent liabilities	(16)	(51)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,234	1,399
INVESTING ACTIVITIES
Utility construction expenditures	(1,341)	(1,268)
Cost of removal less salvage	(119)	(92)
Proceeds from the transfer of assets to NY Transco	—	122
Restricted cash	—	13
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,460)	(1,225)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	150	(425)
Issuance of long-term debt	500	550
Debt issuance costs	(6)	(6)
Capital contribution by parent	45	51
Dividend to parent	(398)	(372)
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	291	(202)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	65	(28)
BALANCE AT BEGINNING OF PERIOD	702	843
BALANCE AT END OF PERIOD	$767	$815
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$296	$285
Income taxes	$86	$(117)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$234	$196
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2017	December 31, 2016
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$767	$702
Accounts receivable – customers, less allowance for uncollectible accounts of $58 and $65 in 2017 and 2016, respectively	914	1,032
Other receivables, less allowance for uncollectible accounts of $7 and $13 in 2017 and 2016, respectively	78	81
Accrued unbilled revenue	400	399
Accounts receivable from affiliated companies	92	109
Fuel oil, gas in storage, materials and supplies, at average cost	274	270
Prepayments	120	100
Regulatory assets	68	90
Restricted cash	2	2
Other current assets	46	95
TOTAL CURRENT ASSETS	2,761	2,880
INVESTMENTS	361	315
UTILITY PLANT, AT ORIGINAL COST
Electric	26,687	26,122
Gas	7,095	6,814
Steam	2,452	2,421
General	2,597	2,490
TOTAL	38,831	37,847
Less: Accumulated depreciation	8,017	7,836
Net	30,814	30,011
Construction work in progress	1,140	1,104
NET UTILITY PLANT	31,954	31,115
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2017 and 2016	4	4
NET PLANT	31,958	31,119
OTHER NONCURRENT ASSETS
Regulatory assets	6,404	6,473
Other deferred charges and noncurrent assets	64	69
TOTAL OTHER NONCURRENT ASSETS	6,468	6,542
TOTAL ASSETS	$41,548	$40,856
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2017	December 31, 2016
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$600	$—
Notes payable	750	600
Accounts payable	756	876
Accounts payable to affiliated companies	13	10
Customer deposits	333	336
Accrued taxes	33	50
Accrued taxes to affiliated companies	—	119
Accrued interest	111	111
Accrued wages	94	91
Fair value of derivative liabilities	49	66
Regulatory liabilities	42	90
System benefit charge	518	398
Other current liabilities	206	242
TOTAL CURRENT LIABILITIES	3,505	2,989
NONCURRENT LIABILITIES
Provision for injuries and damages	165	154
Pensions and retiree benefits	1,318	1,544
Superfund and other environmental costs	651	655
Asset retirement obligations	231	227
Fair value of derivative liabilities	66	33
Deferred income taxes and unamortized investment tax credits	9,793	9,450
Regulatory liabilities	1,686	1,712
Other deferred credits and noncurrent liabilities	205	190
TOTAL NONCURRENT LIABILITIES	14,115	13,965
LONG-TERM DEBT	11,970	12,073
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	11,958	11,829
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$41,548	$40,856
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2015	235	$589	$4,247	$7,611	$(962)	$(61)	$(9)	$11,415
Net income				310				310
Common stock dividend to parent				(186)				(186)
Capital contribution by parent			23					23
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2016	235	$589	$4,270	$7,735	$(962)	$(61)	$(9)	$11,562
Net income				161				161
Common stock dividend to parent				(186)				(186)
Capital contribution by parent			28					28
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2016	235	$589	$4,298	$7,710	$(962)	$(61)	$(8)	$11,566

BALANCE AS OF DECEMBER 31, 2016	235	$589	$4,347	$7,923	$(962)	$(61)	$(7)	$11,829
Net income				339				339
Common stock dividend to parent				(199)				(199)
Capital contribution by parent			22					22
Other comprehensive income								—
BALANCE AS OF MARCH 31, 2017	235	$589	$4,369	$8,063	$(962)	$(61)	$(7)	$11,991
Net income				143				143
Common stock dividend to parent				(199)				(199)
Capital contribution by parent			23					23
Other comprehensive income								—
BALANCE AS OF JUNE 30, 2017	235	$589	$4,392	$8,007	$(962)	$(61)	$(7)	$11,958
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2016 and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

For the three and six months ended June 30, 2017 and 2016, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2017	2016	2017	2016
Net income	$175	$232	$563	$542
Weighted average common shares outstanding – basic	305.4	299.1	305.3	296.7
Add: Incremental shares attributable to effect of potentially dilutive securities	1.4	1.3	1.4	1.3
Adjusted weighted average common shares outstanding – diluted	306.8	300.4	306.7	298.0
Net Income per common share – basic	$0.57	$0.78	$1.84	$1.83
Net Income per common share – diluted	$0.57	$0.77	$1.84	$1.82

The computation of diluted EPS for the six months ended June 30, 2016 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and six months ended June 30, 2017 and 2016, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Beginning balance, accumulated OCI, net of taxes (a)	$(28)	$(34)	$(7)	$(9)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2017 and 2016 (a)(b)	1	1	—	1
Current period OCI, net of taxes	1	1	—	1
Ending balance, accumulated OCI, net of taxes	$(27)	$(33)	$(7)	$(8)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Beginning balance, accumulated OCI, net of taxes (a)	$(27)	$(34)	$(7)	$(9)
OCI before reclassifications, net of tax of $1 for Con Edison in 2017 and 2016	(2)	(1)	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison in 2017 and 2016 (a)(b)	2	2	—	1
Current period OCI, net of taxes	—	1	—	1
Ending balance, accumulated OCI, net of taxes	$(27)	$(33)	$(7)	$(8)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.

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

RECO
Effective period	March 2017 (a)
Base rate changes	Yr. 1 - $1.7 million
Amortization to income of net regulatory (assets) and liabilities	$0.2 million over three years and continuation of $(25.6) million of deferred storm costs over four years expiring July 31, 2018 (b)
Recoverable energy costs	Current rate recovery of purchased power costs.
Cost reconciliations	None
Average rate base	Yr. 1 - $178.7 million
Weighted average cost of capital (after-tax)	7.47 percent
Authorized return on common equity	9.6 percent
Cost of long-term debt	5.37 percent
Common equity ratio	49.7 percent

(a)	Effective until a new rate plan approved by the NJBPU goes into effect.

(b)
In January 2016, the NJBPU approved RECO’s plan to spend $15.7 million in capital over three years to harden its electric system against storms, the costs of which RECO, beginning in 2017, is collecting through a customer surcharge.

In January 2017, RECO filed a request with FERC for an increase to its annual transmission revenue requirement from $11.8 million to $19.7 million. The filing reflects a return on common equity of 10.7 percent and a common equity ratio of 48 percent.

Other Regulatory Matters
At its August 2, 2017 meeting, the New York State Public Service Commission (NYSPSC) voted to issue an order in its proceeding investigating an April 21, 2017 Metropolitan Transportation Authority (MTA) subway power outage. The NYSPSC indicated that the outage resulted from a failure of CECONY’s electricity supply to a subway station and led to a loss of the subway signals. The NYSPSC also indicated that the company’s failure to document the rerouting of secondary services to the MTA facility significantly delayed repair. The company anticipates that, pursuant to the NYSPSC order, it will be required to take certain actions, including performing inspections of electrical equipment that serves the MTA system, analyzing power supply and power quality events affecting the MTA’s signaling services, providing new monitoring and other equipment and filing monthly reports with the NYSPSC on all of the company's activities related to the MTA system. In July 2017, the Chairman of the NYSPSC notified the company that the April 21, 2017 subway power outage incident will likely result in a prudence review of the reasonableness of CECONY’s actions and conduct. The company does not anticipate that the NYSPSC order will commence a prudence review or address cost recovery. The company is unable to estimate the amount or range of its possible costs related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at June 30, 2017 and December 31, 2016 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Regulatory assets
Unrecognized pension and other postretirement costs	$2,768	$2,874	$2,612	$2,730
Future income tax	2,413	2,439	2,302	2,325
Environmental remediation costs	807	823	697	711
Revenue taxes	327	295	311	280
Deferred derivative losses	77	48	70	42
Pension and other postretirement benefits deferrals	59	38	32	7
Municipal infrastructure support costs	54	44	54	44
Deferred storm costs	44	56	—	3
Unamortized loss on reacquired debt	40	43	38	41
Indian Point Energy Center program costs	40	50	40	50
Surcharge for New York State assessment	32	28	30	26
O&R property tax reconciliation	32	37	—	—
Brooklyn Queens demand management program	26	29	26	29
Preferred stock redemption	25	25	25	25
Net electric deferrals	17	24	17	24
Recoverable energy costs	15	42	15	38
Workers’ compensation	14	13	14	13
O&R transition bond charges	12	15	—	—
Other	133	101	121	85
Regulatory assets – noncurrent	6,935	7,024	6,404	6,473
Deferred derivative losses	71	91	65	86
Recoverable energy costs	6	9	3	4
Regulatory assets – current	77	100	68	90
Total Regulatory Assets	$7,012	$7,124	$6,472	$6,563
Regulatory liabilities
Allowance for cost of removal less salvage	$786	$755	$661	$641
Pension and other postretirement benefit deferrals	206	193	177	162
Net unbilled revenue deferrals	164	145	164	145
Property tax reconciliation	148	178	148	178
Unrecognized other postretirement costs	88	60	88	60
Settlement of prudence proceeding	80	95	80	95
Carrying charges on repair allowance and bonus depreciation	55	68	54	67
New York State income tax rate change	53	61	52	60
Variable-rate tax-exempt debt – cost rate reconciliation	43	55	38	48
Base rate change deferrals	31	40	31	40
Settlement of gas proceedings	27	27	27	27
Earnings sharing - electric, gas and steam	22	39	13	28
Net utility plant reconciliations	12	16	10	15
Other	171	173	143	146
Regulatory liabilities – noncurrent	1,886	1,905	1,686	1,712
Refundable energy costs	29	29	10	5
Revenue decoupling mechanism	29	71	27	61
Deferred derivative gains	6	28	5	24
Regulatory liabilities – current	64	128	42	90
Total Regulatory Liabilities	$1,950	$2,033	$1,728	$1,802

Note C — Capitalization
In March 2017, Con Edison issued $400 million aggregate principal amount of 2.00 percent debentures, due 2020, and prepaid the $400 million variable rate term loan that was to mature in 2018. Also, in March 2017, a Con Edison Development subsidiary issued $97 million aggregate principal amount of 4.45 percent senior notes, due 2042, secured by the company’s Upton County Solar project. In June 2017, CECONY issued $500 million aggregate principal amount of 3.875 percent debentures, due 2047.

The carrying amounts and fair values of long-term debt at June 30, 2017 and December 31, 2016 were:

(Millions of Dollars)	2017		2016
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$15,340	$17,052	$14,774	$16,093
CECONY	$12,570	$14,104	$12,073	$13,268

(a)
Amounts shown are net of unamortized debt expense and unamortized debt discount of $139 million and $116 million for Con Edison and CECONY, respectively, as of June 30, 2017 and $134 million and $113 million for Con Edison and CECONY, respectively, as of December 31, 2016.

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $16,416 million and $636 million of the fair value of long-term debt at June 30, 2017 are classified as Level 2 and Level 3, respectively. For CECONY, $13,468 million and $636 million of the fair value of long-term debt at June 30, 2017 are classified as Level 2 and Level 3, respectively (see Note L). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing
At June 30, 2017, Con Edison had $1,036 million of commercial paper outstanding of which $750 million was outstanding under CECONY’s program. The weighted average interest rate at June 30, 2017 was 1.3 percent for both Con Edison and CECONY. At December 31, 2016, Con Edison had $1,054 million of commercial paper outstanding of which $600 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2016 was 1.0 percent for both Con Edison and CECONY.
At June 30, 2017 and December 31, 2016, no loans were outstanding under the credit agreement (Credit Agreement). An immaterial amount and $2 million (including $2 million for CECONY) of letters of credit were outstanding under the Credit Agreement as of June 30, 2017 and December 31, 2016, respectively.

Note E — Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Service cost – including administrative expenses	$66	$69	$61	$65
Interest cost on projected benefit obligation	148	149	139	140
Expected return on plan assets	(243)	(237)	(229)	(225)
Recognition of net actuarial loss	149	149	141	141
Recognition of prior service costs	(4)	1	(5)	—
TOTAL PERIODIC BENEFIT COST	$116	$131	$107	$121
Cost capitalized	(51)	(53)	(48)	(50)
Reconciliation to rate level	(3)	13	(5)	14
Cost charged to operating expenses	$62	$91	$54	$85

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Service cost – including administrative expenses	$132	$138	$123	$129
Interest cost on projected benefit obligation	296	298	277	280
Expected return on plan assets	(484)	(474)	(459)	(449)
Recognition of net actuarial loss	297	298	282	282
Recognition of prior service costs	(9)	2	(10)	1
NET PERIODIC BENEFIT COST	$232	$262	$213	$243
Cost capitalized	(94)	(106)	(88)	(99)
Reconciliation to rate level	(14)	26	(16)	26
Cost charged to operating expenses	$124	$182	$109	$170

Expected Contributions
Based on estimates as of June 30, 2017, the Companies expect to make contributions to the pension plans during 2017 of $450 million (of which $412 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first six months of 2017, the Companies contributed $283 million to the pension plans, nearly all of which was contributed by CECONY. CECONY also contributed $14 million to its external trust supplemental plans.

Note F — Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit costs for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Service cost	$5	$4	$3	$3
Interest cost on accumulated other postretirement benefit obligation	11	12	10	10
Expected return on plan assets	(17)	(19)	(15)	(17)
Recognition of net actuarial loss/(gain)	1	1	(1)	1
Recognition of prior service cost	(4)	(5)	(3)	(3)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$(4)	$(7)	$(6)	$(6)
Cost capitalized	2	2	3	2
Reconciliation to rate level	(1)	7	(1)	6
Cost charged to operating expenses	$(3)	$2	$(4)	$2

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Service cost	$10	$9	$7	$7
Interest cost on accumulated other postretirement benefit obligation	23	24	19	20
Expected return on plan assets	(35)	(38)	(30)	(34)
Recognition of net actuarial loss/(gain)	1	2	(2)	1
Recognition of prior service cost	(8)	(10)	(6)	(7)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$(9)	$(13)	$(12)	$(13)
Cost capitalized	4	3	5	3
Reconciliation to rate level	(2)	14	(1)	14
Cost charged to operating expenses	$(7)	$4	$(8)	$4

Expected Contributions
Based on estimates as of June 30, 2017, Con Edison expects to make a contribution of $16 million, of which $8 million is to be contributed by CECONY, to the other postretirement benefit plans in 2017. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2017 and December 31, 2016 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Accrued Liabilities:
Manufactured gas plant sites	$659	$664	$565	$567
Other Superfund Sites	86	89	86	88
Total	$745	$753	$651	$655
Regulatory assets	$807	$823	$697	$711
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
Environmental remediation costs incurred related to Superfund Sites for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Remediation costs incurred	$7	$9	$4	$3

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Remediation costs incurred	$14	$12	$11	$5

Insurance recoveries received by Con Edison or CECONY were immaterial for the three and six months ended June 30, 2017. No insurance recoveries were received by Con Edison or CECONY for the three or six months ended June 30, 2016.
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At June 30, 2017, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2017 and December 31, 2016 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$89	$88	$85	$83
Regulatory assets – workers’ compensation	$14	$13	$14	$13

Note H — Other Material Contingencies
Manhattan Steam Main Rupture
In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately forty-five suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. In July 2017, the company reached agreements to resolve most of these suits which, after payment by the company of agreed-upon settlement amounts, are expected to be discontinued. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At June 30, 2017, the company has accrued its estimated liability for the suits of $18 million and an insurance receivable of $18 million.
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company will not recover from customers $126 million of costs it incurred for gas emergency response activities in 2014, 2015 and 2016 in excess of the amounts reflected in its gas rate plan and will provide $27 million of future benefits to customers (for which it has accrued a regulatory liability, see Note B). Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At June 30, 2017, the company had not accrued a liability for damages related to the incident.
Other Contingencies
See "Other Regulatory Matters" in Note B and “Uncertain Tax Positions” in Note I.
Guarantees
Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,329 million and $2,370 million at June 30, 2017 and December 31, 2016, respectively.

A summary, by type and term, of Con Edison’s total guarantees at June 30, 2017 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$643	$404	$—	$1,047
Energy transactions	497	31	215	743
Renewable electric production projects	392	—	19	411
Other	128	—	—	128
Total	$1,660	$435	$234	$2,329
Con Edison Transmission — Con Edison has guaranteed payment by CET Electric of the contributions CET Electric agreed to make to New York Transco LLC (NY Transco). CET Electric acquired a 45.7 percent interest in NY Transco when it was formed in 2014. In May 2016, the transmission owners transferred certain projects to NY Transco, for which CET Electric made its required contributions. NY Transco has proposed other transmission projects in the New York Independent System Operator's competitive bidding process. These other projects are subject to certain authorizations from the NYSPSC, the FERC and, as applicable, other federal, state and local agencies. Guarantee amount shown is for the maximum possible required amount of CET Electric’s contributions for these other projects as calculated based on the assumptions that the projects are completed at 175 percent of their estimated costs and NY Transco does not use any debt financing for the projects. Guarantee term shown is assumed as the selection of the projects and resulting timing of the contributions is not certain. Also included within the table above is a guarantee for $25 million from Con Edison on behalf of CET Gas in relation to a proposed gas transmission project in West Virginia and Virginia.
Energy Transactions — Con Edison guarantees payments on behalf of the Clean Energy Businesses in order to facilitate physical and financial transactions in electricity, gas, pipeline capacity, transportation, oil, renewable energy credits and energy services. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet. Guarantee amounts shown above include $21 million of guarantees provided by Con Edison on behalf of Con Edison Solutions that may continue in effect during the period in which Con Edison Solutions provides transition services in connection with the retail electric supply business it sold in September 2016. As part of the sale agreement, the purchaser has agreed to pay Con Edison Solutions for draws on such guarantees.
Renewable Electric Production Projects — Con Edison, Con Edison Development, and Con Edison Solutions guarantee payments on behalf of their wholly-owned subsidiaries associated with their investment in, or development for others of, solar and wind energy facilities.
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

Note I — Income Tax
Con Edison’s income tax expense decreased to $102 million for the three months ended June 30, 2017 from $124 million for the three months ended June 30, 2016. Con Edison's effective tax rate for the three months ended June 30, 2017 and 2016 was 37 percent and 35 percent, respectively. The increase in Con Edison's effective tax rate is primarily due to a decrease in tax benefits for plant-related flow through items and higher reserves for injuries and damages, offset in part by lower state income taxes and bad debt expense.

CECONY’s income tax expense increased to $91 million for the three months ended June 30, 2017 from $84 million for the three months ended June 30, 2016. CECONY's effective tax rate for the three months ended June 30, 2017 and 2016 was 39 percent and 34 percent, respectively. The increase in CECONY's effective tax rate is primarily due to a decrease in tax benefits for plant-related flow through items and higher reserves for injuries and damages, offset in part by lower state income taxes and bad debt expense.

Con Edison’s income tax expense increased to $330 million for the six months ended June 30, 2017 from $288 million for the six months ended June 30, 2016. Con Edison's effective tax rate for the six months ended June 30, 2017 and 2016 was 37 percent and 35 percent, respectively. The increase in Con Edison's effective tax rate is primarily due to a decrease in tax benefits for plant-related flow through items and higher reserves for injuries and damages, offset in part by lower state income taxes and bad debt expense.

CECONY’s income tax expense increased to $309 million for the six months ended June 30, 2017 from $264 million for the six months ended June 30, 2016. CECONY's effective tax rate for the six months ended June 30, 2017 and 2016 was 39 percent and 36 percent, respectively. The increase in CECONY's effective tax rate is primarily due to a decrease in tax benefits for plant-related flow through items, lower research and development tax credits and higher reserve for injuries and damages, offset in part by lower state income taxes and bad debt expense.

Con Edison anticipates a federal consolidated net operating loss for 2017, primarily due to bonus depreciation. Con Edison expects to carryback a portion of its 2017 net operating loss to recover $18 million of income tax. The remaining 2017 net operating loss, as well as general business tax credits generated in 2017, will be carried forward to future tax years. A deferred tax asset for these tax attribute carryforwards was recorded, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized.

Uncertain Tax Positions
At June 30, 2017, the estimated liability for uncertain tax positions for Con Edison was $40 million ($21 million for CECONY). Con Edison reasonably expects to resolve approximately $33 million ($23 million, net of federal taxes) of its uncertain tax positions within the next twelve months, including $19 million ($13 million, net of federal taxes), which, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $17 million ($12 million, net of federal taxes), including $2 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $23 million ($16 million, net of federal taxes).
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three and six months ended June 30, 2017, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At June 30, 2017 and December 31, 2016, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note J — Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2017	2016	2017	2016	2017	2016	2017	2016
CECONY
Electric	$1,817	$1,892	$4	$4	$229	$215	$330	$371
Gas	388	304	2	1	45	39	83	48
Steam	88	85	18	21	22	21	(26)	(27)
Consolidation adjustments	—	—	(24)	(26)	—	—	—	—
Total CECONY	$2,293	$2,281	$—	$—	$296	$275	$387	$392
O&R
Electric	$148	$144	$—	$—	$13	$13	$14	$14
Gas	47	31	—	—	4	4	5	(1)
Total O&R	$195	$175	$—	$—	$17	$17	$19	$13
Clean Energy Businesses	$146	$338	$—	$3	$18	$10	$18	$109
Con Edison Transmission	—	—	—	—	—	—	(2)	(1)
Other (a)	(1)	—	—	(3)	1	—	1	2
Total Con Edison	$2,633	$2,794	$—	$—	$332	$302	$423	$515

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2017	2016	2017	2016	2017	2016	2017	2016
CECONY
Electric	$3,610	$3,665	$8	$9	$458	$428	$622	$645
Gas	1,153	905	3	3	90	78	374	301
Steam	386	343	37	44	43	41	95	87
Consolidation adjustments	—	—	(48)	(56)	—	—	—	—
Total CECONY	$5,149	$4,913	$—	$—	$591	$547	$1,091	$1,033
O&R
Electric	$289	$284	$—	$—	$25	$24	$27	$32
Gas	144	106	—	—	10	9	44	34
Total O&R	$433	$390	$—	$—	$35	$33	$71	$66
Clean Energy Businesses	$283	$648	$—	$9	$36	$19	$34	$58
Con Edison Transmission	—	—	—	—	—	—	(4)	(1)
Other (a)	(4)	(1)	—	(9)	—	—	1	1
Total Con Edison	$5,861	$5,950	$—	$—	$662	$599	$1,193	$1,157
(a)Parent company and consolidation adjustments. Other does not represent a business segment.

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

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at June 30, 2017 and December 31, 2016 were:

(Millions of Dollars)	2017				2016
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$93	$(78)	$15	(b)	$81	$(64)	$17	(b)
Noncurrent	63	(63)	—		49	(43)	6
Total fair value of derivative assets	$156	$(141)	$15		$130	$(107)	$23
Fair value of derivative liabilities
Current	$(153)	$89	$(64)		$(138)	$61	$(77)
Noncurrent	(136)	62	(74)		(91)	52	(39)	(c)
Total fair value of derivative liabilities	$(289)	$151	$(138)		$(229)	$113	$(116)
Net fair value derivative assets/(liabilities)	$(133)	$10	$(123)	(b)	$(99)	$6	$(93)	(b) (c)
CECONY
Fair value of derivative assets
Current	$52	$(48)	$4	(b)	$52	$(45)	$7	(b)
Noncurrent	53	(53)	—		41	(35)	6
Total fair value of derivative assets	$105	$(101)	$4		$93	$(80)	$13
Fair value of derivative liabilities
Current	$(105)	$56	$(49)		$(111)	$45	$(66)
Noncurrent	(119)	53	(66)		(77)	44	(33)
Total fair value of derivative liabilities	$(224)	$109	$(115)		$(188)	$89	$(99)
Net fair value derivative assets/(liabilities)	$(119)	$8	$(111)	(b)	$(95)	$9	$(86)	(b)

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

(b)
At June 30, 2017 and December 31, 2016, margin deposits for Con Edison ($7 million and $7 million, respectively) and CECONY ($7 million and $7 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2017 and 2016:

		For the Three Months Ended June 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2017		2016		2017	2016
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(21)		$10		$(17)	$9
Noncurrent	Deferred derivative gains	—		1		—	—
Total deferred gains/(losses)		$(21)		$11		$(17)	$9
Current	Deferred derivative losses	$22		$68		$20	$61
Current	Recoverable energy costs	(40)		(52)		(39)	(47)
Noncurrent	Deferred derivative losses	(9)		68		(8)	62
Total deferred gains/(losses)		$(27)		$84		$(27)	$76
Net deferred gains/(losses)		$(48)		$95		$(44)	$85
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$—		$45	(b)	$—	$—
	Gas purchased for resale	(51)		(23)		—	—
	Non-utility revenue	(8)	(a)	5	(b)	—	—
Total pre-tax gain/(loss) recognized in income		$(59)		$27		$—	$—

(a)	For the three months ended June 30, 2017, Con Edison recorded an unrealized pre-tax loss in non-utility operating revenue ($7 million).

(b)	For the three months ended June 30, 2016, Con Edison recorded an unrealized pre-tax gain in purchased power expense ($97 million gain).

		For the Six Months Ended June 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2017		2016		2017	2016
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(22)		$7		$(19)	$5
Noncurrent	Deferred derivative gains	(3)		1		(3)	(1)
Total deferred gains/(losses)		$(25)		$8		$(22)	$4
Current	Deferred derivative losses	$20		$38		$21	$33
Current	Recoverable energy costs	(85)		(125)		(78)	(113)
Noncurrent	Deferred derivative losses	(29)		12		(28)	11
Total deferred gains/(losses)		$(94)		$(75)		$(85)	$(69)
Net deferred gains/(losses)		$(119)		$(67)		$(107)	$(65)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$—		$(70)	(b)	$—	$—
	Gas purchased for resale	(114)		(33)		—	—
	Non-utility revenue	6	(a)	17	(b)	—	—
Total pre-tax gain/(loss) recognized in income		$(108)		$(86)		$—	$—

(a)	For the six months ended June 30, 2017, Con Edison recorded an unrealized pre-tax loss in non-utility operating revenue ($4 million).

(b)	For the six months ended June 30, 2016, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($1 million loss) and purchased power expense ($35 million gain).

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at June 30, 2017:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	33,854,855	9,319	99,241,963	1,680,000
CECONY	31,442,175	4,500	91,970,000	1,680,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

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
At June 30, 2017, Con Edison and CECONY had $70 million and $9 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $23 million with investment-grade counterparties, $21 million with non-investment grade/non-rated counterparties$13 million with commodity exchange brokers, and $13 million with independent system operators. CECONY’s net credit exposure consisted of $7 million with commodity exchange brokers and $2 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at June 30, 2017:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$128		$113
Collateral posted	41		41
Additional collateral (b) (downgrade one level from current ratings)	16		15
Additional collateral (b) (downgrade to below investment grade from current ratings)	99	(c)	84	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $12 million at June 30, 2017. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At June 30, 2017, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $14 million.

Interest Rate Swap
In December 2016, the Clean Energy Businesses acquired Coram Wind project which holds an interest rate swap that terminates in June 2024, pursuant to which it pays a fixed-rate of 2.0855 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap was a liability of $1 million as of June 30, 2017 and December 31, 2016 on Con Edison’s consolidated balance sheet.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are summarized below.

	2017					2016
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$6	$37	$4	$(25)	$22	$14	$33	$7	$(24)	$30
Other (a)(b)(d)	264	116	—	—	380	222	111	—	—	333
Total assets	$270	$153	$4	$(25)	$402	$236	$144	$7	$(24)	$363
Derivative liabilities:
Commodity (a)(b)(c)	$3	$162	$14	$(42)	$137	$4	$144	$6	$(38)	$116
Interest Rate Swap (a)(b)(c)	—	1	—	—	1	—	1	—	—	1
Total liabilities	$3	$163	$14	$(42)	$138	$4	$145	$6	$(38)	$117
CECONY
Derivative assets:
Commodity (a)(b)(c)	$3	$5	$1	$2	$11	$10	$19	$1	$(10)	$20
Other (a)(b)(d)	241	111	—	—	352	200	106	—	—	306
Total assets	$244	$116	$1	$2	$363	$210	$125	$1	$(10)	$326
Derivative liabilities:
Commodity (a)(b)(c)	$1	$120	$7	$(13)	$115	$1	$124	$—	$(26)	$99

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. There were no transfers between levels 1, 2 and 3 for the six months ended June 30, 2017 and for the year ended December 31, 2016.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2017 and December 31, 2016, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

	Fair Value of Level 3 at June 30, 2017	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(11)	Discounted Cash Flow	Forward energy prices (a)	$15.89-$79.00 per MWh
		Discounted Cash Flow	Forward capacity prices (a)	$2.42-$9.75 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	50.0%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.50-$9.30 per MWh
Total Con Edison—Commodity	$(10)
CECONY—Commodity
Electricity	$(7)	Discounted Cash Flow	Forward energy prices (a)	$22.50-$77.25 per MWh
Transmission Congestion Contracts	$1	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	50.0%
Total CECONY—Commodity	$(6)

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2017 and 2016 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Beginning balance as of April 1,	$3	$(4)	$1	$2
Included in earnings	2	5	1	—
Included in regulatory assets and liabilities	(11)	1	(7)	(1)
Purchases	—	1	—	1
Settlements	(4)	2	(1)	—
Ending balance as of June 30,	$(10)	$5	$(6)	$2

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Beginning balance as of January 1,	$1	$6	$1	$8
Included in earnings	1	(2)	—	(1)
Included in regulatory assets and liabilities	(9)	(2)	(7)	(5)
Purchases	1	1	1	1
Settlements	(4)	2	(1)	(1)
Ending balance as of June 30,	$(10)	$5	$(6)	$2

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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($1 million loss and $5 million gain) on the consolidated income statement for the three months ended June 30, 2017 and 2016, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($1 million loss and $2 million loss) on the consolidated income statement for the six months ended June 30, 2017 and 2016, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at June 30, 2017 and 2016 is included in non-utility revenues (immaterial for both periods) and purchased power costs ($2 million loss and $7 million gain) on the consolidated income statement for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the change in fair value relating to Level 3 commodity derivative assets and liabilities is included in non-utility revenues (immaterial for both periods) and purchased power costs ($2 million loss and $3 million gain) on the consolidated income statement, respectively.

Note M — Variable Interest Entities
Con Edison enters into arrangements including leases, partnerships and electricity purchase agreements, with various entities. As a result of these arrangements, Con Edison retains or may retain a variable interest in these entities.
CECONY has an ongoing long-term electricity purchase agreement with Brooklyn Navy Yard Cogeneration Partners, LP, a potential variable interest entity (VIE). In April 2017, CECONY's long-term electricity purchase agreement with Cogen Technologies Linden Venture, LP, another potential VIE, expired. In 2016, requests were made of these counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. The payments for these contracts constitute CECONY’s maximum exposure to loss with respect to the potential VIEs.

The following table summarizes the VIEs in which Con Edison Development has entered into as of June 30, 2017:

Project Name (a)	Generating Capacity (b) (MW AC)	Power Purchase Agreement Term (in Years)	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3	128	20	2014	Nevada	$176
Mesquite Solar 1	83	20	2013	Arizona	102
Copper Mountain Solar 2	75	25	2013	Nevada	83
California Solar	55	25	2012	California	62
Broken Bow II	38	25	2014	Nebraska	46
Texas Solar 4	32	25	2014	Texas	47
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
(c) For investments accounted for under the equity method, maximum exposure is equal to the carrying value of the investment on the consolidated balance sheet. For consolidated investments, such as Texas Solar 4, maximum exposure is equal to the net assets of the project on the consolidated balance sheet less any applicable noncontrolling interest ($7 million for Texas Solar 4). Con Edison did not provide any financial or other support during the three and six months ended June 30, 2017 that was not previously contractually required.

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

The Companies are currently in the process of evaluating the impact of the new standard on their various revenue streams. The majority of the Companies’ sales are derived from tariffs to provide electric, gas, and steam service to customers. For such tariffs, the Companies expect that the revenue from contracts with the customer under ASU 2014-09 will be equivalent to the electricity, gas, or steam supplied in that period which is consistent with current practice. Consequently, the Companies do not anticipate that the new standard will materially impact the amount and/or timing of such revenues. The Companies continue to review the potential impacts of other revenue at the Utilities and the Clean Energy Businesses on the Companies' financial position, results of operations and liquidity as well as the additional disclosures required under the new standard.

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

In May 2017, the FASB issued amendments to the guidance for stock compensation through ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update specify that changes to value, vesting conditions, or classification of an existing share-based payment award require application of modification accounting in Topic 718. For public entities, the amendments are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

Note O — Dispositions
Upton 2
In May 2017, Con Edison Development sold Upton 2, a development stage solar electric production project, for $11 million to Vistra Asset Co. and recorded a $1 million gain on sale ($0.7 million, net of taxes). In addition, Con Edison Development agreed to perform the engineering, procurement and construction for the 180 MW (AC) project, which is expected to be substantially completed in 2018.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2016 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File Nos. 1-14514 and 1-1217).

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

In May 2017, the company decreased its five-year forecast of average annual growth of the peak gas demand in its service area at design conditions from approximately 2.3 percent (for 2017 to 2021) to 1.6 percent (for 2018 to 2022). The decrease reflects, among other things, that in rolling the forecast forward a year, another year of oil-to-gas conversions has been completed and fewer opportunities to convert remain.

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

In May 2017, Con Edison Development sold a development-stage solar electric production project for $11 million and agreed to perform engineering, procurement and construction for the project. See Note O to the Second Quarter Financial Statements.

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and is proposing to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in a joint venture that owns, operates and will further develop an existing gas pipeline and storage business located in northern Pennsylvania and southern New York and a 71.2 percent interest in Honeoye Storage Corporation which operates a gas storage business in upstate New York. In addition, CET Gas owns a 12.5 percent interest in a company developing a proposed gas transmission project in West Virginia and Virginia. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended June 30, 2017				For the Six Months Ended June 30, 2017				At June 30, 2017
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
CECONY	$2,293	87%	$143	82%	$5,149	88%	$482	86%	$41,548	85%
O&R	195	7	5	3	433	7	31	5	2,770	6
Total Utilities	2,488	94	148	85	5,582	95	513	91	44,318	91
Clean Energy Businesses (a)	146	6	21	12	283	5	28	5	2,773	6
Con Edison Transmission	—	—	9	5	—	—	16	3	1,170	2
Other (b)	(1)	—	(3)	(2)	(4)	—	6	1	838	1
Total Con Edison	$2,633	100%	$175	100%	$5,861	100%	$563	100%	$49,099	100%

(a)
Net income from the Clean Energy Businesses includes for the three and six months ended June 30, 2017 $1 million net after-tax gain related to the sale of a development stage solar electric production project (see Note O to the Second Quarter Financial Statements). Also includes for the three and six months ended June 30, 2017 $4 million and $3 million of net after-tax mark-to-market losses, respectively.

(b)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income and earnings per share for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
(Millions of Dollars, except per share amounts)	Net Income		Earnings per Share		Net Income		Earnings per Share
CECONY	$143	$161	$0.47	$0.54	$482	$472	$1.58	$1.59
O&R	5	2	0.01	0.01	31	28	0.10	0.10
Clean Energy Businesses (a)	21	72	0.07	0.24	28	42	0.09	0.14
Con Edison Transmission	9	1	0.03	—	16	1	0.05	—
Other (b)	(3)	(4)	(0.01)	(0.01)	6	(1)	0.02	—
Con Edison (c)	$175	$232	$0.57	$0.78	$563	$542	$1.84	$1.83

(a)
Includes $(4) million or $(0.01) a share and $58 million or $0.20 a share of net after-tax mark-to-market gains/(losses) for the three months ended June 30, 2017 and 2016, respectively, and $(3) million or $(0.01) a share and $20 million or $0.07 a share of net after-tax mark-to-market gains/(losses) for the six months ended June 30, 2017 and 2016, respectively. Substantially all the mark-to-market effects in the 2016 periods related to the retail electric supply business sold in September 2016.  Also includes a $1 million or $0.00 a share net after-tax gain on the sale of a solar electric production project for the three and six months ended June 30, 2017 (see Note O to the Second Quarter Financial Statements) and a $5 million or $0.02 a share net after-tax loss related to the impairment of a solar electric production investment for the three and six months ended June 30, 2016.

(b)	Other includes parent company and consolidation adjustments.

(c)
Earnings per share on a diluted basis were $0.57 a share and $0.77 a share for the three months ended June 30, 2017 and 2016, respectively, and $1.84 a share and $1.82 a share for the six months ended June 30, 2017 and 2016, respectively.

The Companies’ results of operations for the three and six months ended June 30, 2017, as compared with the 2016 periods, reflect changes in the Utilities' rate plans and regulatory charges and the impact of weather on steam revenues. The new electric rate plan of CECONY includes changes in the timing of recognition of annual revenues between quarters. Other operations and maintenance expenses for CECONY reflect lower costs for pensions and other postretirement benefits and lower regulatory assessments and fees that are collected in revenues from customers, offset in part by higher costs for municipal infrastructure support. The rate plans provide for revenues to cover expected changes in certain operating costs including depreciation, property taxes and other tax matters. The results of operations also include the impact of the net mark-to-market effects of the Clean Energy Businesses.

The following table presents the estimated effect on earnings per share and net income for the three and six months ended June 30, 2017 period as compared with 2016 period, resulting from these and other major factors:

	Three Months Variation		Six Months Variation
(Millions of Dollars, except per share amounts)	Earnings per Share Variation	Net Income Variation	Earnings per Share Variation	Net Income Variation
CECONY (a)
Changes in rate plans and regulatory charges (b)	$(0.04)	$(11)	$0.16	$48
Weather impact on steam revenues	—	(1)	0.02	5
Other operations and maintenance expenses (c)	0.13	38	0.16	48
Depreciation, property taxes and other tax matters (d)	(0.12)	(38)	(0.26)	(78)
Other (e)	(0.04)	(6)	(0.09)	(13)
Total CECONY	(0.07)	(18)	(0.01)	10
O&R (a)
Changes in rate plans and regulatory charges	0.03	7	0.04	11
Other operations and maintenance expenses (f)	(0.02)	(4)	(0.03)	(7)
Depreciation and property taxes	—	—	(0.01)	(2)
Other (e)	(0.01)	—	—	1
Total O&R	—	3	—	3
Clean Energy Businesses
Operating revenues less energy costs (g)	(0.15)	(46)	—	(1)
Other operations and maintenance expenses	(0.02)	(5)	(0.02)	(6)
Depreciation	(0.02)	(5)	(0.04)	(10)
Net interest expense	—	(2)	(0.01)	(4)
Other (e) (h)	0.02	7	0.02	7
Total Clean Energy Businesses	(0.17)	(51)	(0.05)	(14)
Con Edison Transmission (e) (i)	0.03	8	0.05	15
Other, including parent company expenses (e) (j)	—	1	0.02	7
Total variations	$(0.21)	$(57)	$0.01	$21

(a)
Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect the Companies' results of operations.

(b)
For the three months ended June 30, 2017 as compared to the 2016 period, reflects lower electric net base revenues of $(0.05) a share, resulting from the timing of recognition of annual revenues between quarters under the company's new electric rate plan which reflected decreased assumed delivery volumes that offset increased base rates. For the six months ended June 30, 2017 as compared with the 2016 period, reflects higher electric net base revenues of $0.02 a share, as over the six month period increased base rates offset decreased assumed delivery volumes. Also, for the three and six months ended June 30, 2017 as compared with the 2016 periods, reflects higher gas net base revenues ($0.05 a share and $0.15 a share, respectively) and lower surcharges for assessments and fees that are collected in revenues from customers ($(0.03) a share and $(0.02) a share, respectively). For the six months ended June 30, 2017 as compared with the 2016 period, reflects growth in the number of gas customers of $0.02 a share.

(c)
Reflects lower pension and other postretirement benefits costs of $0.07 a share and $0.15 a share as well as lower regulatory assessments and fees that are collected in revenues from customers of $0.03 a share and $0.02 a share for the three and six months ended June 30, 2017 as compared with the 2016 periods, offset, in part, by higher municipal infrastructure costs of $(0.01) a share and $(0.02) a share for the three and six months ended June 30, 2017 as compared with the 2016 periods.

(d)
Reflects higher depreciation and amortization expense of $(0.04) a share and $(0.09) a share, property taxes of $(0.04) a share and $(0.09) a share, and income taxes of $(0.04) a share and $(0.08) a share for the three and six months ended June 30, 2017 as compared with the 2016 periods.

(e)	Includes the impact of the dilutive effect of Con Edison's stock issuances.

(f)
Reflects higher pension costs of $(0.01) a share and $(0.01) a share for the three and six months ended June 30, 2017 as compared with the 2016 periods. Also, for the six months ended June 30, 2017 as compared with the 2016 period, reflects higher regulatory assessments and fees that are collected from customers of $(0.01) a share.

(g)
Reflects higher revenues from renewable electric production projects, offset by lower revenues from the retail electric supply business which was sold in September 2016. Includes $(0.01) a share and $0.20 a share of net after-tax mark-to-market gains/(losses) for the three months ended June 30, 2017 and 2016, respectively, and $(0.01) a share and $0.07 a share of net after-tax mark-to-market gains/(losses) for the six months ended June 30, 2017 and 2016, respectively. Substantially all the mark-to-market effects in the 2016 periods related to the retail electric supply business sold in September 2016.

(h)	Includes $0.02 a share of net after-tax loss related to the impairment of a solar electric production investment for the three and six months ended June 30, 2016.

(i)	Reflects income from equity investments.

(j)	Reflects higher state income tax benefits.

The Companies’ other operations and maintenance expenses for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2017	2016	2017	2016
CECONY
Operations	$377	$369	$761	$728
Pensions and other postretirement benefits	51	87	101	174
Health care and other benefits	42	44	82	78
Regulatory fees and assessments (a)	102	116	213	226
Other	66	85	144	175
Total CECONY	638	701	1,301	1,381
O&R	79	73	155	143
Clean Energy Businesses	56	47	94	84
Con Edison Transmission	2	1	4	1
Other (b)	(2)	(2)	(1)	(2)
Total other operations and maintenance expenses	$773	$820	$1,553	$1,607

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2017 and 2016 follows. For additional business segment financial information, see Note J to the Second Quarter Financial Statements.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016
The Companies’ results of operations in 2017 compared with 2016 were:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$12	0.5%	$20	11.4%	$(192)	(56.8)%	$—	—%	$(1)	—%	$(161)	(5.8)%
Purchased power	(6)	(1.6)	1	2.2	(144)	Large	—	—	(1)	—	(150)	(26.9)
Fuel	5	15.2	—	—	—	—	—	—	—	—	5	15.2
Gas purchased for resale	33	64.7	6	75.0	28	Large	—	—	1	Large	68	84.0
Other operations and maintenance	(63)	(9.0)	6	8.2	9	19.1	1	Large	—	—	(47)	(5.7)
Depreciation and amortization	21	7.6	—	—	8	80.0	—	—	1	—	30	9.9
Taxes, other than income taxes	27	5.9	1	5.3	(1)	(20.0)	—	—	(1)	Large	26	5.4
Gain on sale of solar electric production project	—	—	—	—	1	—	—	—	—	—	1	—
Operating income	(5)	(1.3)	6	46.2	(91)	(83.5)	(1)	Large	(1)	(50.0)	(92)	(17.9)
Other income less deductions	(1)	(50.0)	—	—	7	Large	17	Large	—	—	23	Large
Net interest expense	5	3.4	—	—	2	25.0	3	Large	—	—	10	5.9
Income before income tax expense	(11)	(4.5)	6	Large	(86)	(79.6)	13	Large	(1)	(50.0)	(79)	(22.2)
Income tax expense	7	8.3	3	Large	(35)	(97.2)	5	—	(2)	Large	(22)	(17.7)
Net income	$(18)	(11.2)%	$3	Large	$(51)	(70.8)%	$8	Large	$1	25.0%	$(57)	(24.6)%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended June 30, 2017				For the Three Months Ended June 30, 2016
(Millions of Dollars)	Electric	Gas	Steam	2017 Total	Electric	Gas	Steam	2016 Total	2017-2016 Variation
Operating revenues	$1,817	$388	$88	$2,293	$1,892	$304	$85	$2,281	$12
Purchased power	358	—	5	363	364	—	5	369	(6)
Fuel	27	—	11	38	22	—	11	33	5
Gas purchased for resale	—	84	—	84	—	51	—	51	33
Other operations and maintenance	485	107	46	638	552	101	48	701	(63)
Depreciation and amortization	229	45	22	296	215	39	21	275	21
Taxes, other than income taxes	388	69	30	487	368	65	27	460	27
Operating income	$330	$83	$(26)	$387	$371	$48	$(27)	$392	$(5)

Electric
CECONY’s results of electric operations for the three months ended June 30, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	Variation
Operating revenues	$1,817	$1,892	$(75)
Purchased power	358	364	(6)
Fuel	27	22	5
Other operations and maintenance	485	552	(67)
Depreciation and amortization	229	215	14
Taxes, other than income taxes	388	368	20
Electric operating income	$330	$371	$(41)

CECONY’s electric sales and deliveries for the three months ended June 30, 2017 compared with the 2016 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2017	June 30, 2016	Variation	Percent Variation		June 30, 2017	June 30, 2016	Variation	Percent Variation
Residential/Religious (b)	2,062	2,141	(79)	(3.7)%		$546	$549	$(3)	(0.5)%
Commercial/Industrial	2,090	2,180	(90)	(4.1)		429	415	14	3.4
Retail choice customers	5,934	6,056	(122)	(2.0)		593	601	(8)	(1.3)
NYPA, Municipal Agency and other sales	2,330	2,377	(47)	(2.0)		146	139	7	5.0
Other operating revenues (c)	—	—	—	—		103	188	(85)	(45.2)
Total	12,416	12,754	(338)	(2.7%)	(d)	$1,817	$1,892	$(75)	(4.0%)

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.9 percent in the three months ended June 30, 2017 compared with the 2016 period.

Operating revenues decreased $75 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to lower revenues from the electric rate plan ($55 million) and lower purchased power expenses ($6 million), offset in part by higher fuel expenses ($5 million). The lower revenues included the timing of recognition of annual revenues between quarters under the new electric rate plan ($23 million) and the decline in surcharges for assessments and fees that were collected in revenues from customers ($15 million).

Purchased power expenses decreased $6 million in the three months ended June 30, 2017 compared with the 2016 period due to lower purchased volumes ($9 million), offset by higher unit costs ($3 million).

Fuel expenses increased $5 million in the three months ended June 30, 2017 compared with the 2016 period due to higher purchased volumes from the company's electric generating facilities ($3 million) and higher unit costs ($2 million).

Other operations and maintenance expenses decreased $67 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to lower pension and other post employment benefits costs ($38 million), surcharges for assessments and fees that are collected in revenues from customers ($15 million) and uncollectible expense ($6 million).

Depreciation and amortization increased $14 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $20 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher property taxes ($16 million) and the absence in 2017 of a favorable state audit settlement in 2016 ($5 million).

Gas
CECONY’s results of gas operations for the three months ended June 30, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	Variation
Operating revenues	$388	$304	$84
Gas purchased for resale	84	51	33
Other operations and maintenance	107	101	6
Depreciation and amortization	45	39	6
Taxes, other than income taxes	69	65	4
Gas operating income	$83	$48	$35

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2017 compared with the 2016 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2017	June 30, 2016	Variation	Percent Variation		June 30, 2017	June 30, 2016	Variation	Percent Variation
Residential	10,303	9,692	611	6.3%		$171	$140	$31	22.1%
General	6,503	6,014	489	8.1		74	56	18	32.1
Firm transportation	14,771	14,409	362	2.5		102	88	14	15.9
Total firm sales and transportation	31,577	30,115	1,462	4.9	(b)	347	284	63	22.2
Interruptible sales (c)	2,109	1,815	294	16.2		9	5	4	80.0
NYPA	10,493	11,062	(569)	(5.1)		1	1	—	—
Generation plants	14,476	22,879	(8,403)	(36.7)		6	6	—	—
Other	4,073	4,682	(609)	(13.0)		7	8	(1)	(12.5)
Other operating revenues (d)	—	—	—	—		18	—	18	—
Total	62,728	70,553	(7,825)	(11.1%)		$388	$304	$84	27.6%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 2.2 percent in the three months ended June 30, 2017 compared with the 2016 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 1,217 thousands and 915 thousands of Dt for the 2017 and 2016 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues increased $84 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher revenues from the gas rate plan and growth in the number of customers ($35 million) and higher gas purchased for resale expense ($33 million).

Gas purchased for resale increased $33 million in the three months ended June 30, 2017 compared with the 2016 period due to higher unit costs ($42 million), offset by lower purchased volumes ($9 million).

Other operations and maintenance expenses increased $6 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher pension and other post employment benefits costs ($4 million) and costs for maintenance of gas mains ($1 million).

Depreciation and amortization increased $6 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $4 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher property taxes ($3 million) and payroll taxes ($1 million).

Steam
CECONY’s results of steam operations for the three months ended June 30, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	Variation
Operating revenues	$88	$85	$3
Purchased power	5	5	—
Fuel	11	11	—
Other operations and maintenance	46	48	(2)
Depreciation and amortization	22	21	1
Taxes, other than income taxes	30	27	3
Steam operating income	$(26)	$(27)	$1

CECONY’s steam sales and deliveries for the three months ended June 30, 2017 compared with the 2016 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2017	June 30, 2016	Variation	Percent Variation		June 30, 2017	June 30, 2016	Variation	Percent Variation
General	58	68	(10)	(14.7)%		$4	$4	$—	—%
Apartment house	1,032	1,094	(62)	(5.7)		26	26	—	—
Annual power	2,335	2,511	(176)	(7.0)		61	62	(1)	(1.6)
Other operating revenues (a)	—	—	—	—		(3)	(7)	4	(57.1)
Total	3,425	3,673	(248)	(6.8)%	(b)	$88	$85	$3	3.5%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 2.6 percent in the three months ended June 30, 2017 compared with the 2016 period.

Operating revenues increased $3 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher revenues from the steam rate plan.

Other operations and maintenance expenses decreased $2 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to lower municipal infrastructure support costs.

Depreciation and amortization increased $1 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher steam utility plant balances.

Taxes, other than income taxes increased $3 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher property taxes.

Other Income (Deductions)
Other income (deductions) decreased $1 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to an increase in other income deductions ($3 million), offset by an increase in investment and other income ($2 million).

Net Interest Expense
Net interest expense increased $5 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher long-term debt balances in the 2017 period.

Income Tax Expense
Income taxes increased $7 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to plant-related flow through items ($11 million) and a higher reserve for injuries and damages ($5 million), offset in part by lower income before income tax expense ($4 million), a decrease in bad debt expense ($3 million) and lower state income taxes ($2 million).

O&R

	For the Three Months Ended June 30, 2017			For the Three Months Ended June 30, 2016
(Millions of Dollars)	Electric	Gas	2017 Total	Electric	Gas	2016 Total	2017-2016 Variation
Operating revenues	$148	$47	$195	$144	$31	$175	$20
Purchased power	46	—	46	45	—	45	1
Gas purchased for resale	—	14	14	—	8	8	6
Other operations and maintenance	62	17	79	60	13	73	6
Depreciation and amortization	13	4	17	13	4	17	—
Taxes, other than income taxes	13	7	20	12	7	19	1
Operating income	$14	$5	$19	$14	$(1)	$13	$6

Electric
O&R’s results of electric operations for the three months ended June 30, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	Variation
Operating revenues	$148	$144	$4
Purchased power	46	45	1
Other operations and maintenance	62	60	2
Depreciation and amortization	13	13	—
Taxes, other than income taxes	13	12	1
Electric operating income	$14	$14	$—

O&R’s electric sales and deliveries for the three months ended June 30, 2017 compared with the 2016 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2017	June 30, 2016	Variation	Percent Variation		June 30, 2017	June 30, 2016	Variation	Percent Variation
Residential/Religious (b)	359	366	(7)	(1.9)%		$69	$66	$3	4.5%
Commercial/Industrial	177	197	(20)	(10.2)		27	28	(1)	(3.6)
Retail choice customers	730	768	(38)	(4.9)		48	50	(2)	(4.0)
Public authorities	24	23	1	4.3		2	2	—	—
Other operating revenues (c)	—	—	—	—		2	(2)	4	Large
Total	1,290	1,354	(64)	(4.7)%	(d)	$148	$144	$4	2.8%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 2.3 percent in the three months ended June 30, 2017 compared with the 2016 period.

Operating revenues increased $4 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher revenues from the New York electric rate plan ($3 million) and higher purchased power expenses ($1 million).

Purchased power expenses increased $1 million in the three months ended June 30, 2017 compared with the 2016 period due to higher purchased volumes ($3 million), offset by lower unit costs ($2 million).

Other operations and maintenance expenses increased $2 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to a higher reserve for injuries and damages, higher surcharges for assessments and fees that are collected in revenues from customers, and operating costs related to weather events in 2017.

Taxes, other than income taxes increased $1 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher property taxes.

Gas
O&R’s results of gas operations for the three months ended June 30, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	Variation
Operating revenues	$47	$31	$16
Gas purchased for resale	14	8	6
Other operations and maintenance	17	13	4
Depreciation and amortization	4	4	—
Taxes, other than income taxes	7	7	—
Gas operating income	$5	$(1)	$6

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2017 compared with the 2016 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2017	June 30, 2016	Variation	Percent Variation		June 30, 2017	June 30, 2016	Variation	Percent Variation
Residential	1,092	1,150	(58)	(5.0)%		$19	$12	$7	58.3%
General	292	281	11	3.9		4	1	3	Large
Firm transportation	1,457	1,722	(265)	(15.4)		13	12	1	8.3
Total firm sales and transportation	2,841	3,153	(312)	(9.9)	(b)	36	25	11	44.0
Interruptible sales	959	946	13	1.4		1	1	—	—
Generation plants	1	11	(10)	(90.9)		—	—	—	—
Other	118	132	(14)	(10.6)		1	—	1	—
Other gas revenues	—	—	—	—		9	5	4	80.0
Total	3,919	4,242	(323)	(7.6)%		$47	$31	$16	51.6%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes decreased 0.5 percent in the three months ended June 30, 2017 compared with 2016 period.

Operating revenues increased $16 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher revenues from the New York gas rate plan ($9 million) and increased gas purchased for resale ($6 million).

Gas purchased for resale increased $6 million in the three months ended June 30, 2017 compared with the 2016 period due to higher purchased volumes ($9 million), offset by lower unit costs ($3 million).

Other operations and maintenance expenses increased $4 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher pension costs.

Income Tax Expense
Income taxes increased $3 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher income before income tax expense.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended June 30, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	Variation
Operating revenues	$146	$338	$(192)
Purchased power	—	144	(144)
Gas purchased for resale	51	23	28
Other operations and maintenance	56	47	9
Depreciation and amortization	18	10	8
Taxes, other than income taxes	4	5	(1)
Gain on sale of solar electric production project (a)	1	—	1
Operating income	$18	$109	$(91)
(a)     See Note O to the Second Quarter Financial Statements.

Operating revenues decreased $192 million in the three months ended June 30, 2017 compared with the 2016 period, due primarily to lower electric retail revenues of $263 million from the sale of the retail electric supply business in September 2016. Renewable revenues increased $36 million due primarily to an increase in renewable electric production projects in operation. See "Con Edison Development," below. Energy services revenues increased $7 million. Wholesale revenues increased $35 million due to higher sales volumes. Net mark-to-market values decreased $104 million, due primarily to the sale of the retail electric supply business, of which $97 million in losses are reflected in purchased power costs and $7 million in losses are reflected in revenues.

Purchased power expenses decreased $144 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to lower electric costs due to the sale of the retail electric supply business in September 2016 ($240 million), offset by changes in mark-to-market values ($96 million).

Gas purchased for resale increased $28 million in the three months ended June 30, 2017 compared with the 2016 period due to higher purchased volumes.

Other operations and maintenance expenses increased $9 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to an increase in energy services costs.

Depreciation and amortization increased $8 million in the three months ended June 30, 2017 compared with the 2016 period due to an increase in solar electric production projects in operation during 2017.

Taxes, other than income taxes decreased $1 million in the three months ended June 30, 2017 compared with the 2016 period primarily due to lower gross receipts tax from the sale of the retail electric supply business.

Other Income (Deductions)
Other income (deductions) increased $7 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to the impairment of a solar electric production investment in 2016 of $8 million.

Net Interest Expense
Net interest expense increased $2 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to increased debt on solar electric production projects.

Income Tax Expense
Income taxes decreased $35 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to lower income before income tax expense.

Con Edison Transmission
Net Interest Expense
Net interest expense increased $3 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to a new debt issuance in 2016.

Other Income (Deductions)
Other income (deductions) increased $17 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to earnings from equity investments in Stagecoach Gas Services, LLC, substantially all of which were made in June 2016.

Income Tax Expense
Income taxes increased $5 million in the three months ended June 30, 2017 compared with the 2016 period due primarily to higher income before income tax expense.

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
The Companies’ results of operations in 2017 compared with 2016 were:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$236	4.8%	$43	11.0%	$(365)	(56.3)%	$—	—%	$(3)	Large	$(89)	(1.5)%
Purchased power	(11)	(1.5)	3	3.5	(445)	Large	—	—	(3)	—	(456)	(36.5)
Fuel	35	33.7	—	—	—	—	—	—	—	—	35	33.7
Gas purchased for resale	131	71.6	19	82.6	81	Large	—	—	—	—	231	96.7
Other operations and maintenance	(80)	(5.8)	12	8.4	10	11.9	3	Large	1	50.0	(54)	(3.4)
Depreciation and amortization	44	8.0	2	6.1	17	89.5	—	—	—	—	63	10.5
Taxes, other than income taxes	59	6.3	2	5.0	(3)	(27.3)	—	—	(1)	—	57	5.7
Gain on sale of solar electric production project	—	—	—	—	1	—	—	—	—	—	1	—
Operating income	58	5.6	5	7.6	(24)	(41.4)	(3)	Large	—	—	36	3.1
Other income less deductions	6	—	—	—	6	66.7	36	Large	—	—	48	Large
Net interest expense	9	3.0	(1)	(5.3)	6	37.5	7	Large	—	—	21	6.2
Income before income tax expense	55	7.5	6	12.8	(24)	(47.1)	26	Large	—	—	63	7.6
Income tax expense	45	17.0	3	15.8	(10)	Large	11	—	(7)	Large	42	14.6
Net income	$10	2.1%	$3	10.7%	$(14)	(33.3%)	$15	Large	$7	Large	$21	3.9%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Six Months Ended June 30, 2017				For the Six Months Ended June 30, 2016
(Millions of Dollars)	Electric	Gas	Steam	2017 Total	Electric	Gas	Steam	2016 Total	2017-2016 Variation
Operating revenues	$3,610	$1,153	$386	$5,149	$3,665	$905	$343	$4,913	$236
Purchased power	691	—	19	710	705	—	16	721	(11)
Fuel	70	—	69	139	60	—	44	104	35
Gas purchased for resale	—	314	—	314	—	183	—	183	131
Other operations and maintenance	982	225	94	1,301	1,081	204	96	1,381	(80)
Depreciation and amortization	458	90	43	591	428	78	41	547	44
Taxes, other than income taxes	787	150	66	1,003	746	139	59	944	59
Operating income	$622	$374	$95	$1,091	$645	$301	$87	$1,033	$58

Electric
CECONY’s results of electric operations for the six months ended June 30, 2017 compared with the 2016 period is as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	Variation
Operating revenues	$3,610	$3,665	$(55)
Purchased power	691	705	(14)
Fuel	70	60	10
Other operations and maintenance	982	1,081	(99)
Depreciation and amortization	458	428	30
Taxes, other than income taxes	787	746	41
Electric operating income	$622	$645	$(23)

CECONY’s electric sales and deliveries for the six months ended June 30, 2017 compared with the 2016 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2017	June 30, 2016	Variation	Percent Variation		June 30, 2017	June 30, 2016	Variation	Percent Variation
Residential/Religious (b)	4,339	4,476	(137)	(3.1)%		$1,120	$1,134	$(14)	(1.2)%
Commercial/Industrial	4,395	4,471	(76)	(1.7)		859	830	29	3.5
Retail choice customers	12,238	12,269	(31)	(0.3)		1,225	1,196	29	2.4
NYPA, Municipal Agency and other sales	4,843	4,877	(34)	(0.7)		275	270	5	1.9
Other operating revenues (c)	—	—	—	—		131	235	(104)	(44.3)
Total	25,815	26,093	(278)	(1.1)%	(d)	$3,610	$3,665	$(55)	(1.5)%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.6 percent in the six months ended June 30, 2017 compared with the 2016 period.

Operating revenues decreased $55 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to lower revenues from the electric rate plan ($23 million) and lower purchased power costs ($14 million), offset in part by higher fuel expenses ($10 million). The lower revenues reflected the decline in surcharges for assessments and fees that were collected in revenues from customers ($19 million).

Purchased power expenses decreased $14 million in the six months ended June 30, 2017 compared with the 2016 period due to lower purchased volumes ($24 million), offset by higher unit costs ($10 million).

Fuel expenses increased $10 million in the six months ended June 30, 2017 compared with the 2016 period due to higher unit costs ($5 million) and purchased volumes from the company’s electric generating facilities ($5 million).

Other operations and maintenance expenses decreased $99 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to lower pension and other post employment benefits costs ($73 million) and surcharges for assessments and fees that are collected in revenues from customers ($19 million).

Depreciation and amortization increased $30 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $41 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher property taxes ($32 million), the absence in 2017 of a favorable state audit settlement in 2016 ($5 million) and higher state and local taxes ($1 million).

Gas
CECONY’s results of gas operations for the six months ended June 30, 2017 compared with the 2016 period is as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	Variation
Operating revenues	$1,153	$905	$248
Gas purchased for resale	314	183	131
Other operations and maintenance	225	204	21
Depreciation and amortization	90	78	12
Taxes, other than income taxes	150	139	11
Gas operating income	$374	$301	$73

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2017 compared with the 2016 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2017	June 30, 2016	Variation	Percent Variation		June 30, 2017	June 30, 2016	Variation	Percent Variation
Residential	34,910	31,231	3,679	11.8%		$509	$417	$92	22.1%
General	19,306	16,997	2,309	13.6		206	160	46	28.8
Firm transportation	45,186	43,028	2,158	5.0		325	279	46	16.5
Total firm sales and transportation	99,402	91,256	8,146	8.9	(b)	1,040	856	184	21.5
Interruptible sales (c)	4,417	5,923	(1,506)	(25.4)		22	25	(3)	(12.0)
NYPA	20,085	19,171	914	4.8		1	1	—	—
Generation plants	24,921	35,150	(10,229)	(29.1)		11	12	(1)	(8.3)
Other	12,269	11,467	802	7.0		18	19	(1)	(5.3)
Other operating revenues (d)	—	—	—	—		61	(8)	69	Large
Total	161,094	162,967	(1,873)	(1.1)%		$1,153	$905	$248	27.4%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 6.4 percent in the six months ended June 30, 2017 compared with the 2016 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 2,027 thousands and 3,376 thousands of Dt for the 2017 and 2016 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues increased $248 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher gas purchased for resale expense ($131 million) and higher revenues from the gas rate plan and growth in the number of customers ($101 million).

Gas purchased for resale increased $131 million in the six months ended June 30, 2017 compared with the 2016 period due to higher unit costs.

Other operations and maintenance expenses increased $21 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher costs for maintenance of gas mains ($5 million), pension and other post employment benefits costs ($4 million), health and life expenses ($4 million), and municipal infrastructure support ($2 million).

Depreciation and amortization increased $12 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $11 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher property taxes ($6 million), payroll taxes ($2 million), and state and local taxes ($2 million).

Steam
CECONY’s results of steam operations for the six months ended June 30, 2017 compared with the 2016 period is as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	Variation
Operating revenues	$386	$343	$43
Purchased power	19	16	3
Fuel	69	44	25
Other operations and maintenance	94	96	(2)
Depreciation and amortization	43	41	2
Taxes, other than income taxes	66	59	7
Steam operating income	$95	$87	$8

CECONY’s steam sales and deliveries for the six months ended June 30, 2017 compared with the 2016 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2017	June 30, 2016	Variation	Percent Variation		June 30, 2017	June 30, 2016	Variation	Percent Variation
General	351	334	17	5.1%		$18	$16	$2	12.5%
Apartment house	3,500	3,475	25	0.7		103	92	11	12.0
Annual power	7,634	7,691	(57)	(0.7)		258	235	23	9.8
Other operating revenues (a)	—	—	—	—		7	—	7	—
Total	11,485	11,500	(15)	(0.1)%	(b)	$386	$343	$43	12.5%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 2.1 percent in the six months ended June 30, 2017 compared with the 2016 period.

Operating revenues increased $43 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher fuel expenses ($25 million), the weather impact on revenues ($8 million), higher purchased power costs ($3 million), and higher revenues from the steam rate plan ($2 million).

Purchased power expenses increased $3 million in the six months ended June 30, 2017 compared with the 2016 period due to higher unit costs ($6 million), offset by lower purchased volumes ($3 million).

Fuel expenses increased $25 million in the six months ended June 30, 2017 compared with the 2016 period due to higher unit costs ($24 million) and purchased volumes from the company’s steam generating facilities ($1 million).

Other operations and maintenance expenses decreased $2 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to lower surcharges for assessments and fees that are collected in revenues from customers.

Depreciation and amortization increased $2 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher steam utility plant balances.

Taxes, other than income taxes increased $7 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher property taxes ($5 million) and state and local taxes ($1 million).

Net Interest Expense
Net interest expense increased $9 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher long-term debt balances in the 2017 period.

Income Tax Expense
Income taxes increased $45 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher income before income tax expense ($22 million), a decrease in tax benefits for plant-related flow through items ($21 million), lower research and development tax credits ($8 million) and a higher reserve for injuries and damages ($6 million), offset in part by lower state income taxes ($6 million) and a decrease in bad debt expense ($4 million).

O&R

	For the Six Months Ended June 30, 2017			For the Six Months Ended June 30, 2016
(Millions of Dollars)	Electric	Gas	2017 Total	Electric	Gas	2016 Total	2017-2016 Variation
Operating revenues	$289	$144	$433	$284	$106	$390	$43
Purchased power	88	—	88	85	—	85	3
Gas purchased for resale	—	42	42	—	23	23	19
Other operations and maintenance	122	33	155	117	26	143	12
Depreciation and amortization	25	10	35	24	9	33	2
Taxes, other than income taxes	27	15	42	26	14	40	2
Operating income	$27	$44	$71	$32	$34	$66	$5

Electric
O&R’s results of electric operations for the six months ended June 30, 2017 compared with the 2016 period is as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	Variation
Operating revenues	$289	$284	$5
Purchased power	88	85	3
Other operations and maintenance	122	117	5
Depreciation and amortization	25	24	1
Taxes, other than income taxes	27	26	1
Electric operating income	$27	$32	$(5)

O&R’s electric sales and deliveries for the six months ended June 30, 2017 compared with the 2016 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2017	June 30, 2016	Variation	Percent Variation		June 30, 2017	June 30, 2016	Variation	Percent Variation
Residential/Religious (b)	708	722	(14)	(1.9%)		$137	$131	$6	4.6%
Commercial/Industrial	368	391	(23)	(5.9)		54	54	—	—
Retail choice customers	1,437	1,509	(72)	(4.8)		91	96	(5)	(5.2)
Public authorities	48	45	3	6.7		4	4	—	—
Other operating revenues (c)	—	—	—	—		3	(1)	4	Large
Total	2,561	2,667	(106)	(4.0)%	(d)	$289	$284	$5	1.8%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 1.4 percent in the six months ended June 30, 2017 compared with the 2016 period.

Operating revenues increased $5 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher revenues from the New York electric rate plan ($4 million) and higher purchased power expense ($3 million).

Purchased power expenses increased $3 million in the six months ended June 30, 2017 compared with the 2016 period due to higher purchased volumes ($4 million), offset by lower unit costs ($1 million).

Other operations and maintenance expenses increased $5 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher surcharges for assessments and fees that are collected in revenues from customers ($2 million), operating costs related to weather events in 2017 ($2 million), and a higher reserve for injuries and damages ($1 million).

Depreciation and amortization increased $1 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $1 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher property taxes.

Gas
O&R’s results of gas operations for the six months ended June 30, 2017 compared with the 2016 period is as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	Variation
Operating revenues	$144	$106	$38
Gas purchased for resale	42	23	19
Other operations and maintenance	33	26	7
Depreciation and amortization	10	9	1
Taxes, other than income taxes	15	14	1
Gas operating income	$44	$34	$10

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2017 compared with the 2016 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2017	June 30, 2016	Variation	Percent Variation		June 30, 2017	June 30, 2016	Variation	Percent Variation
Residential	4,977	4,712	265	5.6%		$68	$46	$22	47.8%
General	1,250	1,046	204	19.5		14	8	6	75.0
Firm transportation	5,645	6,297	(652)	(10.4)		42	41	1	2.4
Total firm sales and transportation	11,872	12,055	(183)	(1.5)	(b)	124	95	29	30.5
Interruptible sales	2,147	2,125	22	1.0		4	2	2	Large
Generation plants	2	12	(10)	(83.3)		—	—	—	—
Other	515	512	3	0.6		1	—	1	—
Other gas revenues	—	—	—	—		15	9	6	66.7%
Total	14,536	14,704	(168)	(1.1)%		$144	$106	$38	35.8%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes decreased 0.2 percent in the six months ended June 30, 2017 compared with 2016 period.

Operating revenues increased $38 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to an increase in gas purchased for resale ($19 million) and higher revenues from the New York gas rate plan ($16 million).

Gas purchased for resale increased $19 million in the six months ended June 30, 2017 compared with the 2016 period due to higher unit costs ($10 million) and higher purchased volumes ($9 million).

Other operations and maintenance expenses increased $7 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher pension costs.

Depreciation and amortization increased $1 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $1 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher state and local taxes.

Income Tax Expense
Income taxes increased $3 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher income before income tax expense.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the six months ended June 30, 2017 compared with the 2016 period is as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	Variation
Operating revenues	$283	$648	$(365)
Purchased power	(2)	443	(445)
Gas purchased for resale	114	33	81
Other operations and maintenance	94	84	10
Depreciation and amortization	36	19	17
Taxes, other than income taxes	8	11	(3)
Gain on sale of solar electric production project (a)	1	—	1
Operating income	$34	$58	$(24)
(a)     See Note O to the Second Quarter Financial Statements.

Operating revenues decreased $365 million in the six months ended June 30, 2017 compared with the 2016 period, due primarily to lower electric retail revenues of $525 million from the sale of the retail electric supply business in September 2016. Renewable revenues increased $56 million due primarily to an increase in renewable electric production projects in operation. See "Con Edison Development," below. Energy services revenues increased $12 million. Wholesale revenues increased $95 million due to higher sales volumes. Net mark-to-market values increased $38 million, due primarily to the sale of the retail electric supply business, of which $35 million in losses are reflected in purchased power costs and $3 million in losses are reflected in revenues.

Purchased power expenses decreased $445 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to lower electric costs due to the sale of the retail electric supply business in September 2016 ($480 million) offset by changes in mark-to-market values ($35 million).

Gas purchased for resale increased $81 million in the six months ended June 30, 2017 compared with the 2016 period due to higher purchased volumes.

Other operations and maintenance expenses increased $10 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to an increase in energy services costs.

Depreciation and amortization increased $17 million in the six months ended June 30, 2017 compared with the 2016 period due to an increase in solar electric production projects in operation during 2017.

Taxes, other than income taxes decreased $3 million in the six months ended June 30, 2017 compared with the 2016 period due to lower gross receipts tax from the sale of the retail electric supply business in September 2016.

Other Income (Deductions)
Other income (deductions) increased $6 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to the impairment of a solar electric production investment in 2016 of $8 million.

Net Interest Expense
Net interest expense increased $6 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to increased debt on solar electric production projects.

Income Tax Expense
Income taxes decreased $10 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to lower income before income tax expense.

Con Edison Transmission
Other Operations and Maintenance
Other operations and maintenance increased $3 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to CET having no employees or other direct costs until January 1, 2017.

Net Interest Expense
Net interest expense increased $7 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to a new debt issuance in 2016.

Other Income (Deductions)
Other income (deductions) increased $36 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to earnings from equity investments in Stagecoach Gas Services, LLC, substantially all of which were made in June 2016.

Income Tax Expense
Income taxes increased $11 million in the six months ended June 30, 2017 compared with the 2016 period due primarily to higher income before income tax expense.

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2017 and 2016 are summarized as follows:

	For the Six Months Ended June 30,
	Con Edison			CECONY
(Millions of Dollars)	2017	2016	Variation	2017	2016	Variation
Operating activities	$1,574	$1,631	$(57)	$1,234	$1,399	$(165)
Investing activities	(1,703)	(2,986)	1,283	(1,460)	(1,225)	(235)
Financing activities	169	1,273	(1,104)	291	(202)	493
Net change for the period	40	(82)	122	65	(28)	93
Balance at beginning of period	776	944	(168)	702	843	(141)
Balance at end of period	$816	$862	$(46)	$767	$815	$(48)

Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities reflect primarily their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is affected primarily by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but generally not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate plans.

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

Net cash flows from operating activities for the six months ended June 30, 2017 for Con Edison and CECONY were $57 million and $165 million lower, respectively, than in the 2016 period. The change in net cash flows for Con Edison and CECONY reflects primarily lower cash paid, net of refunds received, for income taxes in the 2017 period as compared with the 2016 period of $107 million and $203 million, respectively. The income tax refund received in 2016 reflected the extension of bonus depreciation in late 2015, resulting in a refund of the 2015 estimated federal tax payments. This was offset in part by a change in the other current assets balance associated with the revenue decoupling mechanism in the 2017 period as compared with the 2016 period of $65 million and $69 million for Con Edison and CECONY, respectively.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

The changes in regulatory assets primarily reflect changes in deferred pension costs in accordance with the accounting rules for retirement benefits.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $1,283 million lower and $235 million higher, respectively, for the six months ended June 30, 2017 compared with the 2016 period. The change for Con Edison reflects primarily no new investments in renewable electric production projects ($1,170 million), a decrease in non-utility construction expenditures ($106 million) and investments in electric and gas transmission projects ($63 million), offset in part by increased utility construction expenditures in 2017 ($81 million). The change for CECONY reflects primarily increased utility construction expenditures ($73 million) and absence of proceeds from the transfer of assets to NY Transco in 2016 ($122 million).

Cash Flows From Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $1,104 million lower and $493 million higher, respectively, in the six months ended June 30, 2017 compared with the 2016 period.

In June 2017, CECONY issued $500 million aggregate principal amount of 3.875 percent debentures, due 2047, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.

In March 2017, Con Edison issued $400 million aggregate principal amount of 2.00 percent debentures, due 2020, and prepaid the June 2016 $400 million variable rate term loan that was to mature in 2018.

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

In June 2016, CECONY issued $550 million aggregate principal amount of 3.85 percent debentures, due 2046, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.

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

Con Edison’s cash flows from financing for six months ended June 30, 2017 and 2016 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $50 million and $53 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at June 30, 2017 and 2016 and the average daily balances for the six months ended June 30, 2017 and 2016 for Con Edison and CECONY were as follows:

	2017		2016
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30,	Daily average	Outstanding at June 30,	Daily average
Con Edison	$1,036	$699	$708	$992
CECONY	$750	$330	$608	$418
Weighted average yield	1.3%	1.0%	0.7%	0.6%

Capital Requirements and Resources
Con Edison has decreased its estimates for capital requirements for the retirement of long-term securities for 2018 from $1,688 million to $1,288 million. The decrease reflects the $400 million prepayment of a variable rate term loan that was to mature in 2018. See Note C to the Second Quarter Financial Statements.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months ended June 30, 2017 and 2016 and the twelve months ended December 31, 2016 was:

	Ratio of Earnings to Fixed Charges
	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016	For the Twelve Months Ended December 31, 2016
Con Edison	3.3	3.2	3.6
CECONY	3.4	3.3	3.6

For each of the Companies, the common equity ratio at June 30, 2017 and December 31, 2016 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2017	December 31, 2016
Con Edison	49.6	49.3
CECONY	50.0	49.5

Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at June 30, 2017, compared with December 31, 2016.

	Con Edison	CECONY
(Millions of Dollars)	2017 vs. 2016 Variation	2017 vs. 2016 Variation
Assets
Regulatory asset - Unrecognized pension and other postretirement costs	$(106)	$(118)
Liabilities
Pension and retiree benefits	$(195)	$(226)
Deferred income taxes and unamortized investment tax credits	344	343
System benefit charge	132	120

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits
The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2016, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2017. See Notes E and F to the Second Quarter Financial Statements.

Deferred Income Taxes and Unamortized Investment Tax Credits
The increase in the liability for deferred income taxes and unamortized investment tax credits for Con Edison and CECONY reflects primarily bonus depreciation in 2017, partially offset by the increase in deferred income tax assets associated with the federal tax attribute carryforwards related to the net operating loss and general business tax credits. See Note I to the Second Quarter Financial Statements.

System Benefit Charge
The increase in the liability for the system benefit charge reflects amounts collected by the Utilities from their customers that will be required to be paid to NYSERDA.

Off-Balance Sheet Arrangements
None of the Companies’ transactions, agreements or other contractual arrangements meets the SEC definition of off-balance sheet arrangements.

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

For additional information about the Utilities’ regulatory matters, see Note B to the Second Quarter Financial Statements.

Environmental Matters
In May 2017, a transformer failure at a CECONY substation discharged thousands of gallons of transformer oil into the soil. Some of the transformer oil, which contained small amounts of polychlorinated biphenyls (PCBs), leaked into the East River. The company, the U.S. Coast Guard, the New York State Department of Environmental Conservation and other agencies responded to the incident. The company has replaced the transformer, and is continuing to remediate and monitor the site, the costs of which are not expected to have a material adverse effect on its financial condition, results of operations or liquidity. In connection with the incident, the company may incur monetary sanctions of more than $0.1 million for violations of certain  provisions regulating the discharge of materials into, and for the protection of, the environment.

In June 2017, CECONY received a notice of potential liability from the U.S. Environmental Protection Agency (EPA) with respect to the Newtown Creek site that was listed in 2010 on the EPA’s National Priorities List of Superfund sites. The EPA has identified fourteen potentially responsible parties (PRPs) with respect to the site, including CECONY, and has indicated that it will notify the company as additional PRPs are identified and notified by the EPA. Newtown Creek and its tributaries (collectively, Newtown Creek) form a 3.8 mile border between Brooklyn and Queens, New York. Currently, the predominant land use around Newtown Creek includes industrial, petroleum, recycling, manufacturing and distribution facilities and warehouses. Other uses include trucking, concrete manufacture, transportation infrastructure and a wastewater treatment plant. Newtown Creek is near several residential neighborhoods. Six PRPs, not including CECONY, pursuant to an administrative settlement agreement and order on consent the EPA issued to them in 2011, have been performing a remedial investigation of the site. The EPA indicated that sampling events have shown the sediments in Newtown Creek to be contaminated with a wide variety of hazardous substances including PCBs, metals, pesticides, polycyclic aromatic hydrocarbons and volatile organic contaminants. The EPA also indicated that it has reason to believe that hazardous substances have come to be released from CECONY facilities into Newtown Creek. The EPA’s current schedule anticipates completion of a feasibility study for the site by late 2018 and issuance of its record of decision selecting a remedy for the site by late 2020. CECONY is unable to estimate its exposure to liability for the Newtown Creek site.

For additional information about the Companies’ environmental matters, see Note G to the Second Quarter Financial Statements.

Con Edison Development
The following table provides information about the renewable electric production projects Con Edison Development owned at June 30, 2017:

Project Name	Production Technology	Generating Capacity (a) (MW AC)	Purchased Power Agreement (PPA)Term (In Years) (b)	Actual/Expected In-Service Date (c)	Location (State)
Wholly owned projects
Pilesgrove	Solar	18	(d)	2011	New Jersey
Flemington Solar	Solar	8	(d)	2011	New Jersey
Frenchtown I, II and III	Solar	14	(d)	2011-13	New Jersey
PA Solar	Solar	10		2012	Pennsylvania
California Solar 2 (e)	Solar	80	20	2014-16	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	6	25	2015	Texas
Texas Solar 5 (e)	Solar	95	25	2015	Texas
Campbell County Wind	Wind	95	30	2015	South Dakota
Texas Solar 7 (e)	Solar	106	25	2016	Texas
California Solar 3 (e)	Solar	110	20	2016	California
Adams Wind (e)	Wind	23	7	2016	Minnesota
Valley View (e)	Wind	10	14	2016	Minnesota
Coram (e)	Wind	102	16	2016	California
Projects of less than 5 MW	Solar / Wind	25	Various	Various	Various
Jointly owned projects (e) (f)
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2	Solar	75	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	38	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW (AC) in Operation		1,133
Upton County Solar (e)	Solar	158	25	2017	Texas
Panoche Valley	Solar	240	20	2018	California
Total MW (AC) in Construction		398
Total MW (AC), All Projects		1,531
(a) Represents Con Edison Development’s ownership interest in the project.
(b) Represents PPA contractual term or remaining term from Con Edison Development’s date of acquisition.
(c) Represents Actual/Expected In-Service Date or Con Edison Development's date of acquisition.
(d) Have Solar Renewable Energy Credit hedges in place, in lieu of PPAs, out to 2020.
(e) Project has been pledged to secure financing for the project.
(f) All of the jointly-owned projects are 50 percent owned, except for Texas Solar 4 (which is 80 percent owned). See Note M to the Second
Quarter Financial Statements.

Con Edison Development's renewable electric production volumes generated for the three and six months ended June 30, 2017 compared with the 2016 period were:

	Millions of kWh Generated
	For the Three Months Ended				For the Six Months Ended
Description	June 30, 2017	June 30, 2016	Variation	Percent Variation	June 30, 2017	June 30, 2016	Variation	Percent Variation
Renewable electric production projects
Solar	612	438	174	39.7%	1,011	757	254	33.6%
Wind	279	172	107	62.2%	517	327	190	58.1%
Total	891	610	281	46.1%	1,528	1,084	444	41.0%

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at June 30, 2017, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $3 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note K to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2017, a 10 percent decline in market prices would result in a decline in fair value of $55 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $48 million is for CECONY and $7 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level and compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	June 30, 2017	December 31, 2016
	(Millions of Dollars)
Average for the period	$—	$2
High	1	4
Low	—	1

Credit Risk
The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the Clean Energy Businesses. See the discussion of credit exposure in Note K to the Second Quarter Financial Statements.

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans and to the investments of the Clean Energy Businesses and Con Edison Transmission that are accounted for under the equity method.

The Companies’ current investment policy for pension plan assets includes investment targets of 53 to 63 percent equities and 35 to 49 percent fixed income and other securities. At June 30, 2017, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.

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

Material Contingencies
For information concerning potential liabilities arising from the Companies’ material contingencies, see "Other Regulatory Matters" in Note B and Notes G and H to the Second Quarter Financial Statements.

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

Part II Other Information

Item 1: Legal Proceedings
For information about certain legal proceedings affecting the Companies, see "Other Regulatory Matters" in Note B and Notes G and H to the financial statements in Part I, Item 1 of this report and "Environmental Matters" in Part I, Item 2 of this report, which information is incorporated herein by reference.

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits
Con Edison

Exhibit 10.1	Amendment to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries.
Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2017 and 2016, and the 12-month period ended December 31, 2016.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 4.2	Form of CECONY’s 3.875% Debentures, Series 2017 A (Designated in CECONY’s Edison's Current Report on Form 8-K, dated June 5, 2017 (File No. 1-1217) as Exhibit 4).
Exhibit 10.2	The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, as amended and restated effective January 1, 2017.
Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2017 and 2016, and the 12-month period ended December 31, 2016.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: August 3, 2017	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

