Form 10-Q
period 2017-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2017-11-02
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

As of October 31, 2017, Con Edison had outstanding 310,068,797 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	changes to tax laws could adversely affect the Companies;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions of Dollars/ Except Per Share Data)
OPERATING REVENUES
Electric	$2,675	$2,769	$6,573	$6,717
Gas	296	235	1,593	1,246
Steam	62	63	448	406
Non-utility	178	350	458	999
TOTAL OPERATING REVENUES	3,211	3,417	9,072	9,368
OPERATING EXPENSES
Purchased power	460	798	1,253	2,047
Fuel	30	29	169	133
Gas purchased for resale	115	81	584	320
Other operations and maintenance	852	840	2,406	2,447
Depreciation and amortization	337	305	998	905
Taxes, other than income taxes	544	528	1,597	1,523
TOTAL OPERATING EXPENSES	2,338	2,581	7,007	7,375
Gain on sale of retail electric supply business and solar electric production project	—	104	1	104
OPERATING INCOME	873	940	2,066	2,097
OTHER INCOME (DEDUCTIONS)
Investment income	20	20	59	27
Other income	20	31	43	43
Allowance for equity funds used during construction	3	3	8	7
Other deductions	(4)	(5)	(12)	(16)
TOTAL OTHER INCOME	39	49	98	61
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	912	989	2,164	2,158
INTEREST EXPENSE
Interest on long-term debt	183	174	539	504
Other interest	4	5	11	17
Allowance for borrowed funds used during construction	(2)	(1)	(5)	(4)
NET INTEREST EXPENSE	185	178	545	517
INCOME BEFORE INCOME TAX EXPENSE	727	811	1,619	1,641
INCOME TAX EXPENSE	270	314	599	602
NET INCOME	$457	$497	$1,020	$1,039
Net income per common share—basic	$1.48	$1.63	$3.33	$3.47
Net income per common share—diluted	$1.48	$1.62	$3.31	$3.46
DIVIDENDS DECLARED PER COMMON SHARE	$0.69	$0.67	$2.07	$2.01
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	307.8	304.5	306.2	299.1
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	309.3	305.9	307.7	300.5
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions of Dollars)
NET INCOME	$457	$497	$1,020	$1,039
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	1	1	2
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	1	1	2
COMPREHENSIVE INCOME	$458	$498	$1,021	$1,041
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$1,020	$1,039
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	998	905
Deferred income taxes	626	524
Rate case amortization and accruals	(93)	(157)
Common equity component of allowance for funds used during construction	(8)	(7)
Net derivative gains	(4)	(7)
Gain on sale of retail electric supply business and solar electric production project	(1)	(104)
Other non-cash items, net	(1)	99
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	1	(138)
Materials and supplies, including fuel oil and gas in storage	2	15
Other receivables and other current assets	(39)	90
Income taxes receivable	33	100
Prepayments	(433)	(403)
Accounts payable	(54)	142
Pensions and retiree benefits obligations, net	305	464
Pensions and retiree benefits contributions	(462)	(510)
Accrued taxes	(21)	(21)
Accrued interest	59	66
Superfund and environmental remediation costs, net	(9)	68
Distributions from equity investments	87	45
System benefit charge	194	193
Deferred charges, noncurrent assets and other regulatory assets	(18)	(104)
Deferred credits and other regulatory liabilities	(40)	116
Other current and noncurrent liabilities	85	(79)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,227	2,336
INVESTING ACTIVITIES
Utility construction expenditures	(2,148)	(2,057)
Cost of removal less salvage	(185)	(149)
Non-utility construction expenditures	(288)	(436)
Investments in electric and gas transmission projects	(29)	(1,040)
Investments in/acquisitions of renewable electric production projects	(1)	(241)
Proceeds from the transfer of assets to NY Transco	—	122
Proceeds from sale of assets	34	250
Restricted cash	13	(21)
Other investing activities	32	(145)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,572)	(3,717)
FINANCING ACTIVITIES
Net payment of short-term debt	(698)	(928)
Issuance of long-term debt	997	1,765
Retirement of long-term debt	(429)	(407)
Debt issuance costs	(12)	(16)
Common stock dividends	(600)	(570)
Issuance of common shares - public offering	343	702
Issuance of common shares for stock plans	37	38
Distribution to noncontrolling interest	—	(1)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(362)	583
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(707)	(798)
BALANCE AT BEGINNING OF PERIOD	776	944
BALANCE AT END OF PERIOD	$69	$146
LESS: CHANGE IN CASH BALANCES HELD FOR SALE	—	(4)
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$69	$150
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$479	$437
Income taxes	$(34)	$(144)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$352	$242
Issuance of common shares for dividend reinvestment	$35	$35
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2017	December 31, 2016
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$69	$776
Accounts receivable – customers, less allowance for uncollectible accounts of $63 and $69 in 2017 and 2016, respectively	1,111	1,106
Other receivables, less allowance for uncollectible accounts of $8 and $14 in 2017 and 2016, respectively	181	195
Income taxes receivable	46	79
Accrued unbilled revenue	411	447
Fuel oil, gas in storage, materials and supplies, at average cost	337	339
Prepayments	592	159
Regulatory assets	109	100
Restricted cash	41	54
Other current assets	199	151
TOTAL CURRENT ASSETS	3,096	3,406
INVESTMENTS	1,977	1,921
UTILITY PLANT, AT ORIGINAL COST
Electric	28,595	27,747
Gas	7,972	7,524
Steam	2,458	2,421
General	2,891	2,719
TOTAL	41,916	40,411
Less: Accumulated depreciation	8,904	8,541
Net	33,012	31,870
Construction work in progress	1,415	1,175
NET UTILITY PLANT	34,427	33,045
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $185 and $140 in 2017 and 2016, respectively	1,686	1,482
Construction work in progress	615	689
NET PLANT	36,728	35,216
OTHER NONCURRENT ASSETS
Goodwill	428	428
Intangible assets, less accumulated amortization of $12 and $6 in 2017 and 2016, respectively	114	124
Regulatory assets	6,769	7,024
Other deferred charges and noncurrent assets	134	136
TOTAL OTHER NONCURRENT ASSETS	7,445	7,712
TOTAL ASSETS	$49,246	$48,255
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2017	December 31, 2016
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$687	$39
Notes payable	356	1,054
Accounts payable	1,057	1,147
Customer deposits	344	352
Accrued taxes	43	64
Accrued interest	209	150
Accrued wages	105	101
Fair value of derivative liabilities	70	77
Regulatory liabilities	58	128
System benefit charge	628	434
Other current liabilities	358	297
TOTAL CURRENT LIABILITIES	3,915	3,843
NONCURRENT LIABILITIES
Provision for injuries and damages	164	160
Pensions and retiree benefits	1,443	1,847
Superfund and other environmental costs	745	753
Asset retirement obligations	256	246
Fair value of derivative liabilities	83	40
Deferred income taxes and unamortized investment tax credits	10,744	10,205
Regulatory liabilities	1,873	1,905
Other deferred credits and noncurrent liabilities	262	215
TOTAL NONCURRENT LIABILITIES	15,570	15,371
LONG-TERM DEBT	14,651	14,735
EQUITY
Common shareholders’ equity	15,102	14,298
Noncontrolling interest	8	8
TOTAL EQUITY (See Statement of Equity)	15,110	14,306
TOTAL LIABILITIES AND EQUITY	$49,246	$48,255
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2015	293	$32	$5,030	$9,123	23	$(1,038)	$(61)	$(34)	$9	$13,061
Net income				310						310
Common stock dividends				(197)						(197)
Issuance of common shares for stock plans	1		28							28
Other comprehensive income										—
Noncontrolling interest									(1)	(1)
BALANCE AS OF MARCH 31, 2016	294	$32	$5,058	$9,236	23	$(1,038)	$(61)	$(34)	$8	$13,201
Net income				232						232
Common stock dividends				(204)						(204)
Issuance of common shares - public offering	10	1	723				(22)			702
Issuance of common shares for stock plans			26							26
Other comprehensive income								1		1
BALANCE AS OF JUNE 30, 2016	304	$33	$5,807	$9,264	23	$(1,038)	$(83)	$(33)	$8	$13,958
Net income				497						497
Common stock dividends				(204)						(204)
Issuance of common shares for stock plans	1		23							23
Other comprehensive income								1		1
BALANCE AS OF SEPTEMBER 30, 2016	305	$33	$5,830	$9,557	23	$(1,038)	$(83)	$(32)	$8	$14,275

BALANCE AS OF DECEMBER 31, 2016	305	$33	$5,854	$9,559	23	$(1,038)	$(83)	$(27)	$8	$14,306
Net income				388						388
Common stock dividends				(211)						(211)
Issuance of common shares for stock plans			24							24
Other comprehensive loss								(1)		(1)
BALANCE AS OF MARCH 31, 2017	305	$33	$5,878	$9,736	23	$(1,038)	$(83)	$(28)	$8	$14,506
Net income				175						175
Common stock dividends				(210)						(210)
Issuance of common shares for stock plans	1		26							26
Other comprehensive income								1		1
BALANCE AS OF JUNE 30, 2017	306	$33	$5,904	$9,701	23	$(1,038)	$(83)	$(27)	$8	$14,498
Net income				457						457
Common stock dividends				(214)						(214)
Issuance of common shares - public offering	4		345				(2)			343
Issuance of common shares for stock plans			25							25
Other comprehensive income								1		1
BALANCE AS OF SEPTEMBER 30, 2017	310	$33	$6,274	$9,944	23	$(1,038)	$(85)	$(26)	$8	$15,110
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,469	$2,557	$6,079	$6,222
Gas	268	208	1,421	1,113
Steam	62	63	448	406
TOTAL OPERATING REVENUES	2,799	2,828	7,948	7,741
OPERATING EXPENSES
Purchased power	400	495	1,110	1,216
Fuel	30	29	169	133
Gas purchased for resale	58	34	372	217
Other operations and maintenance	691	724	1,992	2,105
Depreciation and amortization	300	278	891	825
Taxes, other than income taxes	520	502	1,523	1,446
TOTAL OPERATING EXPENSES	1,999	2,062	6,057	5,942
OPERATING INCOME	800	766	1,891	1,799
OTHER INCOME (DEDUCTIONS)
Investment and other income	2	4	9	6
Allowance for equity funds used during construction	3	2	7	6
Other deductions	(5)	(4)	(10)	(10)
TOTAL OTHER INCOME	—	2	6	2
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	800	768	1,897	1,801
INTEREST EXPENSE
Interest on long-term debt	155	150	456	440
Other interest	4	5	11	14
Allowance for borrowed funds used during construction	(2)	(1)	(4)	(3)
NET INTEREST EXPENSE	157	154	463	451
INCOME BEFORE INCOME TAX EXPENSE	643	614	1,434	1,350
INCOME TAX EXPENSE	242	226	551	491
NET INCOME	$401	$388	$883	$859
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions of Dollars)
NET INCOME	$401	$388	$883	$859
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	—	1	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	—	1	1
COMPREHENSIVE INCOME	$402	$388	$884	$860
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$883	$859
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	891	825
Deferred income taxes	566	569
Rate case amortization and accruals	(107)	(170)
Common equity component of allowance for funds used during construction	(7)	(6)
Other non-cash items, net	(14)	7
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	18	(79)
Materials and supplies, including fuel oil and gas in storage	(18)	15
Other receivables and other current assets	29	18
Accounts receivable from affiliated companies	12	38
Prepayments	(398)	(351)
Accounts payable	(20)	82
Accounts payable to affiliated companies	1	8
Pensions and retiree benefits obligations, net	274	439
Pensions and retiree benefits contributions	(416)	(472)
Superfund and environmental remediation costs, net	(7)	76
Accrued taxes	(18)	(17)
Accrued taxes to affiliated companies	(119)	(2)
Accrued interest	61	43
System benefit charge	175	176
Deferred charges, noncurrent assets and other regulatory assets	(60)	(153)
Deferred credits and other regulatory liabilities	77	165
Other current and noncurrent liabilities	(13)	(53)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,790	2,017
INVESTING ACTIVITIES
Utility construction expenditures	(2,020)	(1,932)
Cost of removal less salvage	(179)	(146)
Proceeds from the transfer of assets to NY Transco	—	122
Restricted cash	2	13
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,197)	(1,943)
FINANCING ACTIVITIES
Net payment of short-term debt	(453)	(553)
Issuance of long-term debt	500	550
Retirement of long-term debt	—	(400)
Debt issuance costs	(7)	(6)
Capital contribution by parent	279	76
Dividend to parent	(597)	(558)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(278)	(891)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(685)	(817)
BALANCE AT BEGINNING OF PERIOD	702	843
BALANCE AT END OF PERIOD	$17	$26
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$388	$386
Income taxes	$96	$(130)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$240	$195
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2017	December 31, 2016
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$17	$702
Accounts receivable – customers, less allowance for uncollectible accounts of $58 and $65 in 2017 and 2016, respectively	1,021	1,032
Other receivables, less allowance for uncollectible accounts of $7 and $13 in 2017 and 2016, respectively	85	81
Accrued unbilled revenue	382	399
Accounts receivable from affiliated companies	97	109
Fuel oil, gas in storage, materials and supplies, at average cost	288	270
Prepayments	498	100
Regulatory assets	100	90
Restricted cash	—	2
Other current assets	62	95
TOTAL CURRENT ASSETS	2,550	2,880
INVESTMENTS	370	315
UTILITY PLANT, AT ORIGINAL COST
Electric	26,930	26,122
Gas	7,229	6,814
Steam	2,458	2,421
General	2,640	2,490
TOTAL	39,257	37,847
Less: Accumulated depreciation	8,170	7,836
Net	31,087	30,011
Construction work in progress	1,327	1,104
NET UTILITY PLANT	32,414	31,115
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2017 and 2016	4	4
NET PLANT	32,418	31,119
OTHER NONCURRENT ASSETS
Regulatory assets	6,248	6,473
Other deferred charges and noncurrent assets	61	69
TOTAL OTHER NONCURRENT ASSETS	6,309	6,542
TOTAL ASSETS	$41,647	$40,856
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2017	December 31, 2016
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$600	$—
Notes payable	147	600
Accounts payable	802	876
Accounts payable to affiliated companies	11	10
Customer deposits	332	336
Accrued taxes	32	50
Accrued taxes to affiliated companies	—	119
Accrued interest	172	111
Accrued wages	95	91
Fair value of derivative liabilities	59	66
Regulatory liabilities	38	90
System benefit charge	573	398
Other current liabilities	207	242
TOTAL CURRENT LIABILITIES	3,068	2,989
NONCURRENT LIABILITIES
Provision for injuries and damages	158	154
Pensions and retiree benefits	1,150	1,544
Superfund and other environmental costs	648	655
Asset retirement obligations	234	227
Fair value of derivative liabilities	73	33
Deferred income taxes and unamortized investment tax credits	10,060	9,450
Regulatory liabilities	1,673	1,712
Other deferred credits and noncurrent liabilities	217	190
TOTAL NONCURRENT LIABILITIES	14,213	13,965
LONG-TERM DEBT	11,971	12,073
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	12,395	11,829
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$41,647	$40,856
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2015	235	$589	$4,247	$7,611	$(962)	$(61)	$(9)	$11,415
Net income				310				310
Common stock dividend to parent				(186)				(186)
Capital contribution by parent			23					23
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2016	235	$589	$4,270	$7,735	$(962)	$(61)	$(9)	$11,562
Net income				161				161
Common stock dividend to parent				(186)				(186)
Capital contribution by parent			28					28
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2016	235	$589	$4,298	$7,710	$(962)	$(61)	$(8)	$11,566
Net income				388				388
Common stock dividend to parent				(186)				(186)
Capital contribution by parent			25					25
Other comprehensive income							—	—
BALANCE AS OF SEPTEMBER 30, 2016	235	$589	$4,323	$7,912	$(962)	$(61)	$(8)	$11,793

BALANCE AS OF DECEMBER 31, 2016	235	$589	$4,347	$7,923	$(962)	$(61)	$(7)	$11,829
Net income				339				339
Common stock dividend to parent				(199)				(199)
Capital contribution by parent			22					22
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2017	235	$589	$4,369	$8,063	$(962)	$(61)	$(7)	$11,991
Net income				143				143
Common stock dividend to parent				(199)				(199)
Capital contribution by parent			23					23
Other comprehensive income							—	—
BALANCE AS OF JUNE 30, 2017	235	$589	$4,392	$8,007	$(962)	$(61)	$(7)	$11,958
Net income				401				401
Common stock dividend to parent				(199)				(199)
Capital contribution by parent			235			(1)		234
Other comprehensive income							1	1
BALANCE AS OF SEPTEMBER 30, 2017	235	$589	$4,627	$8,209	$(962)	$(62)	$(6)	$12,395
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2016 and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Note A – Summary of Significant Accounting Policies
Earnings Per Common Share
Con Edison presents basic and diluted earnings per share (EPS) on the face of its consolidated income statement. Basic EPS is calculated by dividing earnings available to common shareholders (“Net income” on Con Edison’s consolidated income statement) by the weighted average number of Con Edison common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

Potentially dilutive securities for Con Edison consist of restricted stock units, deferred stock units and stock options for which the average market price of the common shares for the period was greater than the exercise price.

For the three and nine months ended September 30, 2017 and 2016, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2017	2016	2017	2016
Net income	$457	$497	$1,020	$1,039
Weighted average common shares outstanding – basic	307.8	304.5	306.2	299.1
Add: Incremental shares attributable to effect of potentially dilutive securities	1.5	1.4	1.5	1.4
Adjusted weighted average common shares outstanding – diluted	309.3	305.9	307.7	300.5
Net Income per common share – basic	$1.48	$1.63	$3.33	$3.47
Net Income per common share – diluted	$1.48	$1.62	$3.31	$3.46

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and nine months ended September 30, 2017 and 2016, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Beginning balance, accumulated OCI, net of taxes (a)	$(27)	$(33)	$(7)	$(8)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2017 and 2016 (a)(b)	1	1	1	—
Current period OCI, net of taxes	1	1	1	—
Ending balance, accumulated OCI, net of taxes	$(26)	$(32)	$(6)	$(8)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Beginning balance, accumulated OCI, net of taxes (a)	$(27)	$(34)	$(7)	$(9)
OCI before reclassifications, net of tax of $1 for Con Edison in 2017 and 2016	(2)	(1)	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison in 2017 and 2016 (a)(b)	3	3	1	1
Current period OCI, net of taxes	1	2	1	1
Ending balance, accumulated OCI, net of taxes	$(26)	$(32)	$(6)	$(8)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.

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

In September 2017, RECO, the New Jersey Division of Rate Counsel and the New Jersey Board of Public Utilities entered into a settlement agreement, which is subject to FERC approval, that increases RECO's annual transmission revenue requirement from $11.8 million to $17.7 million, effective April 2017. The revenue requirement reflects a return on common equity of 10.0 percent.

Other Regulatory Matters
On August 16, 2017, the New York State Public Service Commission (NYSPSC) issued an order in its proceeding investigating an April 21, 2017 Metropolitan Transportation Authority (MTA) subway power outage. The order indicated that the investigation determined that the outage was caused by a failure of CECONY’s electricity supply to a subway station, which led to a loss of the subway signals, and that one of the secondary services to the MTA facility had been improperly rerouted and was not properly documented by the company. The order also indicated that the loss of power to the subway station affected multiple subway lines and caused widespread delays across the subway system. Pursuant to the order, the company is required to take certain actions, including performing inspections of electrical equipment that serves the MTA system, analyzing power supply and power quality events affecting the MTA’s signaling services, providing new monitoring and other equipment and filing monthly reports with the NYSPSC on all of the company's activities related to the MTA system. In July 2017, the Chairman of the NYSPSC notified the company that the April 21, 2017 subway power outage incident will likely result in a prudence review of the reasonableness of CECONY's actions and conduct. The order did not commence a prudence review or address cost recovery. Under the New York State Administrative Procedure Act, the order could not remain in effect for more than 90 days without further action by the NYSPSC because it was adopted on an emergency basis. At its October 19, 2017 meeting, the NYSPSC approved another order in this proceeding. The NYSPSC has not yet issued this other order. The company is unable to estimate the amount or range of its possible costs related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at September 30, 2017 and December 31, 2016 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Regulatory assets
Unrecognized pension and other postretirement costs	$2,626	$2,874	$2,476	$2,730
Future income tax	2,419	2,439	2,308	2,325
Environmental remediation costs	803	823	690	711
Revenue taxes	341	295	325	280
Deferred derivative losses	88	48	78	42
Pension and other postretirement benefits deferrals	70	38	45	7
Municipal infrastructure support costs	57	44	57	44
Deferred storm costs	43	56	—	3
Unamortized loss on reacquired debt	39	43	37	41
Indian Point Energy Center program costs	32	50	32	50
O&R property tax reconciliation	29	37	—	—
Brooklyn Queens demand management program	28	29	28	29
Preferred stock redemption	24	25	24	25
Surcharge for New York State assessment	18	28	16	26
Net electric deferrals	13	24	13	24
Workers’ compensation	12	13	12	13
O&R transition bond charges	10	15	—	—
Recoverable energy costs	4	42	4	38
Other	113	101	103	85
Regulatory assets – noncurrent	6,769	7,024	6,248	6,473
Deferred derivative losses	81	91	75	86
Recoverable energy costs	28	9	25	4
Regulatory assets – current	109	100	100	90
Total Regulatory Assets	$6,878	$7,124	$6,348	$6,563
Regulatory liabilities
Allowance for cost of removal less salvage	$798	$755	$671	$641
Pension and other postretirement benefit deferrals	202	193	174	162
Net unbilled revenue deferrals	166	145	166	145
Property tax reconciliation	140	178	140	178
Unrecognized other postretirement costs	84	60	84	60
Settlement of prudence proceeding	73	95	73	95
Carrying charges on repair allowance and bonus depreciation	49	68	48	67
New York State income tax rate change	48	61	48	60
Variable-rate tax-exempt debt – cost rate reconciliation	36	55	32	48
Property tax refunds	28	1	28	1
Settlement of gas proceedings	27	27	27	27
Base rate change deferrals	26	40	26	40
Earnings sharing - electric, gas and steam	24	39	15	28
Net utility plant reconciliations	11	16	8	15
Other	161	172	133	145
Regulatory liabilities – noncurrent	1,873	1,905	1,673	1,712
Refundable energy costs	29	29	9	5
Revenue decoupling mechanism	27	71	27	61
Deferred derivative gains	2	28	2	24
Regulatory liabilities – current	58	128	38	90
Total Regulatory Liabilities	$1,931	$2,033	$1,711	$1,802

Note C — Capitalization
In March 2017, Con Edison issued $400 million aggregate principal amount of 2.00 percent debentures, due 2020, and prepaid the $400 million variable rate term loan that was to mature in 2018. Also, in March 2017, a Con Edison

Development subsidiary issued $97 million aggregate principal amount of 4.45 percent senior notes, due 2042, secured by the company’s Upton County Solar project. In June 2017, CECONY issued $500 million aggregate principal amount of 3.875 percent debentures, due 2047. In August 2017, Con Edison issued 4.1 million common shares resulting in net proceeds of $343 million, after issuance expenses, that were invested by Con Edison in its subsidiaries, principally CECONY and the Clean Energy Businesses, for funding of their construction expenditures and for other general corporate purposes.

The carrying amounts and fair values of long-term debt at September 30, 2017 and December 31, 2016 were:

(Millions of Dollars)	2017		2016
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$15,338	$17,195	$14,774	$16,093
CECONY	$12,571	$14,213	$12,073	$13,268

(a)
Amounts shown are net of unamortized debt expense and unamortized debt discount of $137 million and $115 million for Con Edison and CECONY, respectively, as of September 30, 2017 and $134 million and $113 million for Con Edison and CECONY, respectively, as of December 31, 2016.

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $16,559 million and $636 million of the fair value of long-term debt at September 30, 2017 are classified as Level 2 and Level 3, respectively. For CECONY, $13,577 million and $636 million of the fair value of long-term debt at September 30, 2017 are classified as Level 2 and Level 3, respectively (see Note L). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing
At September 30, 2017, Con Edison had $356 million of commercial paper outstanding of which $147 million was outstanding under CECONY’s program. The weighted average interest rate at September 30, 2017 was 1.3 percent for both Con Edison and CECONY. At December 31, 2016, Con Edison had $1,054 million of commercial paper outstanding of which $600 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2016 was 1.0 percent for both Con Edison and CECONY.
At September 30, 2017 and December 31, 2016, no loans were outstanding under the credit agreement (Credit Agreement). An immaterial amount and $2 million (including $2 million for CECONY) of letters of credit were outstanding under the Credit Agreement as of September 30, 2017 and December 31, 2016, respectively.

Note E — Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Service cost – including administrative expenses	$66	$69	$61	$65
Interest cost on projected benefit obligation	148	149	139	140
Expected return on plan assets	(243)	(237)	(229)	(225)
Recognition of net actuarial loss	149	149	141	141
Recognition of prior service costs	(4)	1	(5)	—
TOTAL PERIODIC BENEFIT COST	$116	$131	$107	$121
Cost capitalized	(40)	(51)	(37)	(49)
Reconciliation to rate level	(14)	10	(16)	13
Cost charged to operating expenses	$62	$90	$54	$85

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Service cost – including administrative expenses	$197	$207	$184	$194
Interest cost on projected benefit obligation	444	447	416	419
Expected return on plan assets	(726)	(711)	(689)	(674)
Recognition of net actuarial loss	446	447	423	424
Recognition of prior service costs	(13)	3	(14)	1
TOTAL PERIODIC BENEFIT COST	$348	$393	$320	$364
Cost capitalized	(134)	(157)	(125)	(148)
Reconciliation to rate level	(28)	35	(32)	39
Cost charged to operating expenses	$186	$271	$163	$255

Expected Contributions
Based on estimates as of September 30, 2017, the Companies expect to make contributions to the pension plans during 2017 of $450 million (of which $412 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first nine months of 2017, the Companies contributed $446 million to the pension plans (of which $409 million was contributed by CECONY). CECONY also contributed $14 million to its external trust for supplemental plans.

Note F — Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit costs for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Service cost	$5	$4	$3	$3
Interest cost on accumulated other postretirement benefit obligation	11	12	9	10
Expected return on plan assets	(17)	(19)	(15)	(17)
Recognition of net actuarial loss	1	1	—	1
Recognition of prior service cost	(5)	(5)	(3)	(3)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$(5)	$(7)	$(6)	$(6)
Cost capitalized	2	2	2	2
Reconciliation to rate level	(1)	7	—	6
Cost charged to operating expenses	$(4)	$2	$(4)	$2

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Service cost	$15	$13	$10	$10
Interest cost on accumulated other postretirement benefit obligation	34	36	28	30
Expected return on plan assets	(52)	(58)	(45)	(50)
Recognition of net actuarial loss/(gain)	2	4	(2)	2
Recognition of prior service cost	(13)	(15)	(9)	(11)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$(14)	$(20)	$(18)	$(19)
Cost capitalized	6	5	7	5
Reconciliation to rate level	(3)	20	(1)	19
Cost charged to operating expenses	$(11)	$5	$(12)	$5

Contributions
During the first nine months of 2017, Con Edison contributed $16 million, of which $8 million was contributed by CECONY, to the other postretirement benefit plans. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2017 and December 31, 2016 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Accrued Liabilities:
Manufactured gas plant sites	$659	$664	$563	$567
Other Superfund Sites	86	89	85	88
Total	$745	$753	$648	$655
Regulatory assets	$803	$823	$690	$711
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
Environmental remediation costs incurred related to Superfund Sites for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Remediation costs incurred	$4	$8	$3	$5

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Remediation costs incurred	$18	$20	$13	$10

Insurance recoveries received by Con Edison or CECONY were immaterial for the three and nine months ended September 30, 2017. Con Edison and CECONY received $1 million in insurance recoveries for the three and nine months ended September 30, 2016.
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At September 30, 2017, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2017 and December 31, 2016 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$87	$88	$83	$83
Regulatory assets – workers’ compensation	$12	$13	$12	$13

Note H — Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company will not recover from customers $126 million of costs it incurred for gas emergency response activities in 2014, 2015 and 2016 in excess of the amounts reflected in its gas rate plan and will provide $27 million of future benefits to customers (for which it has accrued a regulatory liability, see Note B). Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At September 30, 2017, the company had not accrued a liability for damages related to the incident.
Other Contingencies
See "Other Regulatory Matters" in Note B and “Uncertain Tax Positions” in Note I.
Guarantees
Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,162 million and $2,370 million at September 30, 2017 and December 31, 2016, respectively.
A summary, by type and term, of Con Edison’s total guarantees at September 30, 2017 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$643	$404	$—	$1,047
Energy transactions	459	30	211	700
Renewable electric production projects	268	—	19	287
Other	128	—	—	128
Total	$1,498	$434	$230	$2,162
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

Note I — Income Tax
Con Edison’s income tax expense decreased to $270 million for the three months ended September 30, 2017 from $314 million for the three months ended September 30, 2016. Con Edison's effective tax rate for the three months ended September 30, 2017 and 2016 was 37 percent and 39 percent, respectively. The decrease in Con Edison's effective tax rate is primarily due to lower state income taxes, offset in part by a decrease in tax benefits for plant-related flow through items.

CECONY’s income tax expense increased to $242 million for the three months ended September 30, 2017 from $226 million for the three months ended September 30, 2016. CECONY's effective tax rate for the three months ended September 30, 2017 and 2016 was 38 percent and 37 percent, respectively. The increase in CECONY's effective tax rate is primarily due to a decrease in tax benefits for plant-related flow through items and lower research and development credits, offset in part by lower state income taxes.

Con Edison’s income tax expense decreased to $599 million for the nine months ended September 30, 2017 from $602 million for the nine months ended September 30, 2016. Con Edison's effective tax rate for the nine months ended September 30, 2017 and 2016 was 37 percent. The effective tax rate remained unchanged as lower state income taxes were offset by a decrease in tax benefits for plant-related flow through items.

CECONY’s income tax expense increased to $551 million for the nine months ended September 30, 2017 from $491 million for the nine months ended September 30, 2016. CECONY's effective tax rate for the nine months ended September 30, 2017 and 2016 was 38 percent and 36 percent, respectively. The increase in CECONY's effective tax rate is primarily due to a decrease in tax benefits for plant-related flow through items and lower research and development tax credits, offset in part by lower state income taxes.

Con Edison anticipates a federal consolidated net operating loss for 2017, primarily due to bonus depreciation. Con Edison expects to carryback a portion of its 2017 net operating loss to recover $19 million of income tax. The remaining 2017 net operating loss, as well as general business tax credits generated in 2017, will be carried forward to future tax years. A deferred tax asset for these tax attribute carryforwards was recorded, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized.

Uncertain Tax Positions
At September 30, 2017, the estimated liability for uncertain tax positions for Con Edison was $41 million ($21 million for CECONY). Con Edison reasonably expects to resolve approximately $35 million ($24 million, net of federal taxes) of its uncertain tax positions within the next twelve months, including $21 million ($15 million, net of federal taxes), which, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $18 million ($13 million, net of federal taxes), including $4 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $25 million ($18 million, net of federal taxes).

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three and nine months ended September 30, 2017, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At September 30, 2017 and December 31, 2016, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note J — Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2017	2016	2017	2016	2017	2016	2017	2016
CECONY
Electric	$2,469	$2,557	$4	$5	$232	$217	$855	$841
Gas	268	208	2	1	47	41	(12)	(28)
Steam	62	63	19	22	21	20	(43)	(47)
Consolidation adjustments	—	—	(25)	(28)	—	—	—	—
Total CECONY	$2,799	$2,828	$—	$—	$300	$278	$800	$766
O&R
Electric	$206	$213	$—	$—	$13	$12	$56	$55
Gas	28	27	—	—	5	5	(11)	(7)
Total O&R	$234	$240	$—	$—	$18	$17	$45	$48
Clean Energy Businesses	$177	$350	$—	$(2)	$19	$11	$29	$125
Con Edison Transmission	1	—	—	—	—	—	(2)	(1)
Other (a)	—	(1)	—	2	—	(1)	1	2
Total Con Edison	$3,211	$3,417	$—	$—	$337	$305	$873	$940

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2017	2016	2017	2016	2017	2016	2017	2016
CECONY
Electric	$6,079	$6,222	$12	$13	$690	$645	$1,477	$1,487
Gas	1,421	1,113	5	4	137	118	362	273
Steam	448	406	55	65	64	62	52	39
Consolidation adjustments	—	—	(72)	(82)	—	—	—	—
Total CECONY	$7,948	$7,741	$—	$—	$891	$825	$1,891	$1,799
O&R
Electric	$495	$497	$—	$—	$38	$37	$83	$86
Gas	172	133	—	—	15	13	33	28
Total O&R	$667	$630	$—	$—	$53	$50	$116	$114
Clean Energy Businesses	$460	$998	$—	$7	$54	$30	$63	$184
Con Edison Transmission	1	—	—	—	—	—	(6)	(1)
Other (a)	(4)	(1)	—	(7)	—	—	2	1
Total Con Edison	$9,072	$9,368	$—	$—	$998	$905	$2,066	$2,097
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

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at September 30, 2017 and December 31, 2016 were:

(Millions of Dollars)	2017				2016
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$77	$(67)	$10	(b)	$81	$(64)	$17	(b)
Noncurrent	64	(61)	3		49	(43)	6
Total fair value of derivative assets	$141	$(128)	$13		$130	$(107)	$23
Fair value of derivative liabilities
Current	$(141)	$71	$(70)		$(138)	$61	$(77)
Noncurrent	(143)	60	(83)		(91)	52	(39)	(c)
Total fair value of derivative liabilities	$(284)	$131	$(153)		$(229)	$113	$(116)
Net fair value derivative assets/(liabilities)	$(143)	$3	$(140)	(b)	$(99)	$6	$(93)	(b) (c)
CECONY
Fair value of derivative assets
Current	$55	$(53)	$2	(b)	$52	$(45)	$7	(b)
Noncurrent	57	(55)	2		41	(35)	6
Total fair value of derivative assets	$112	$(108)	$4		$93	$(80)	$13
Fair value of derivative liabilities
Current	$(116)	$57	$(59)		$(111)	$45	$(66)
Noncurrent	(127)	54	(73)		(77)	44	(33)
Total fair value of derivative liabilities	$(243)	$111	$(132)		$(188)	$89	$(99)
Net fair value derivative assets/(liabilities)	$(131)	$3	$(128)	(b)	$(95)	$9	$(86)	(b)

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

(b)
At September 30, 2017 and December 31, 2016, margin deposits for Con Edison ($5 million and $7 million, respectively) and CECONY ($5 million and $7 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2017 and 2016:

		For the Three Months Ended September 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2017		2016		2017	2016
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(4)		$(1)		$(3)	$(3)
Noncurrent	Deferred derivative gains	1		(2)		1	—
Total deferred gains/(losses)		$(3)		$(3)		$(2)	$(3)
Current	Deferred derivative losses	$(11)		$(19)		$(9)	$(18)
Current	Recoverable energy costs	(40)		(39)		(38)	(35)
Noncurrent	Deferred derivative losses	(12)		(17)		(8)	(14)
Total deferred gains/(losses)		$(63)		$(75)		$(55)	$(67)
Net deferred gains/(losses)		$(66)		$(78)		$(57)	$(70)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Purchased power expense	$—		$(37)	(b)	$—	$—
	Gas purchased for resale	(47)		(38)		—	—
	Non-utility revenue	5	(a)	(2)	(b)	—	—
Total pre-tax gains/(losses) recognized in income		$(42)		$(77)		$—	$—

(a)	For the three months ended September 30, 2017, Con Edison recorded an unrealized pre-tax gain in non-utility operating revenue ($6 million).

(b)	For the three months ended September 30, 2016, Con Edison recorded unrealized pre-tax losses in non-utility operating revenue ($2 million) and purchased power expense ($23 million).

		For the Nine Months Ended September 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2017		2016		2017	2016
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(26)		$6		$(22)	$2
Noncurrent	Deferred derivative gains	(2)		(1)		(2)	(1)
Total deferred gains/(losses)		$(28)		$5		$(24)	$1
Current	Deferred derivative losses	$10		$19		$11	$16
Current	Recoverable energy costs	(125)		(163)		(116)	(148)
Noncurrent	Deferred derivative losses	(40)		(5)		(36)	(3)
Total deferred gains/(losses)		$(155)		$(149)		$(141)	$(135)
Net deferred gains/(losses)		$(183)		$(144)		$(165)	$(134)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Purchased power expense	$—		$(106)	(b)	$—	$—
	Gas purchased for resale	(161)		(72)		—	—
	Non-utility revenue	11	(a)	15	(b)	—	—
Total pre-tax gains/(losses) recognized in income		$(150)		$(163)		$—	$—

(a)	For the nine months ended September 30, 2017, Con Edison recorded an unrealized pre-tax gain in non-utility operating revenue ($2 million).

(b)	For the nine months ended September 30, 2016, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($3 million loss) and purchased power expense ($11 million gain).

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at September 30, 2017:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	32,596,372	6,790	166,913,644	672,000
CECONY	30,492,575	3,000	158,500,000	672,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

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
At September 30, 2017, Con Edison and CECONY had $80 million and $8 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $23 million with investment-grade counterparties, $23 million with non-investment grade/non-rated counterparties, $19 million with independent system operators and $15 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $7 million with commodity exchange brokers and $1 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at September 30, 2017:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$148		$131
Collateral posted	61		56
Additional collateral (b) (downgrade one level from current ratings)	23		22
Additional collateral (b) (downgrade to below investment grade from current ratings)	101	(c)	88	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $11 million at September 30, 2017. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At September 30, 2017, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $13 million.

Interest Rate Swap
In December 2016, the Clean Energy Businesses acquired Coram Wind project which holds an interest rate swap that terminates in June 2024, pursuant to which it pays a fixed-rate of 2.0855 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap was immaterial as of September 30, 2017 and a liability of $1 million as of December 31, 2016 on Con Edison’s consolidated balance sheet.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are summarized below.

	2017					2016
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$6	$28	$2	$(18)	$18	$14	$33	$7	$(24)	$30
Other (a)(b)(d)	271	118	—	—	389	222	111	—	—	333
Total assets	$277	$146	$2	$(18)	$407	$236	$144	$7	$(24)	$363
Derivative liabilities:
Commodity (a)(b)(c)	$2	$155	$22	$(26)	$153	$4	$144	$6	$(38)	$116
Interest Rate Swap (a)(b)(c)	—	—	—	—	—	—	1	—	—	1
Total liabilities	$2	$155	$22	$(26)	$153	$4	$145	$6	$(38)	$117
CECONY
Derivative assets:
Commodity (a)(b)(c)	$5	$12	$1	$(9)	$9	$10	$19	$1	$(10)	$20
Other (a)(b)(d)	248	113	—	—	361	200	106	—	—	306
Total assets	$253	$125	$1	$(9)	$370	$210	$125	$1	$(10)	$326
Derivative liabilities:
Commodity (a)(b)(c)	$1	$133	$15	$(17)	$132	$1	$124	$—	$(26)	$99

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. There were no transfers between levels 1, 2 and 3 for the nine months ended September 30, 2017 and for the year ended December 31, 2016.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2017 and December 31, 2016, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

	Fair Value of Level 3 at September 30, 2017	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(21)	Discounted Cash Flow	Forward energy prices (a)	$19.00-$76.25 per MWh
		Discounted Cash Flow	Forward capacity prices (a)	$1.26-$9.47 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	50.0%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.50-$6.75 per MWh
Total Con Edison—Commodity	$(20)
CECONY – Commodity
Electricity	$(15)	Discounted Cash Flow	Forward energy prices (a)	$20.50-$76.25 per MWh
Transmission Congestion Contracts	1	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	50.0%
Total CECONY—Commodity	$(14)

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2017 and 2016 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Beginning balance as of July 1,	$(10)	$5	$(6)	$2
Included in earnings	7	(4)	1	—
Included in regulatory assets and liabilities	(13)	(5)	(8)	(3)
Sales	—	4	—	—
Settlements	(4)	1	(1)	1
Ending balance as of September 30,	$(20)	$1	$(14)	$—

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Beginning balance as of January 1,	$1	$6	$1	$8
Included in earnings	8	(1)	1	(1)
Included in regulatory assets and liabilities	(21)	(11)	(14)	(6)
Purchases	1	2	1	1
Sales	—	4	—	—
Settlements	(9)	1	(3)	(2)
Ending balance as of September 30,	$(20)	$1	$(14)	$—

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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($4 million gain and $5 million loss) on the consolidated income statement for the three months ended September 30, 2017 and 2016, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) and purchased power costs ($3 million gain and $6 million loss) on the consolidated income statement for the nine months ended September 30, 2017 and 2016, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at September 30, 2017 and 2016 is included in non-utility revenues (immaterial for both periods) and purchased power costs ($4 million gain and $4 million loss) on the consolidated income statement for the three months ended

September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the change in fair value relating to Level 3 commodity derivative assets and liabilities is included in non-utility revenues (immaterial for both periods) and purchased power costs ($2 million gain and $2 million loss) on the consolidated income statement, respectively.

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

The following table summarizes the VIEs in which Con Edison Development has entered into as of September 30, 2017:

Project Name (a)	Generating Capacity (b) (MW AC)	Power Purchase Agreement Term (in Years)	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3	128	20	2014	Nevada	$175
Mesquite Solar 1	83	20	2013	Arizona	102
Copper Mountain Solar 2	75	25	2013	Nevada	83
California Solar	55	25	2012	California	64
Broken Bow II	38	25	2014	Nebraska	44
Texas Solar 4	32	25	2014	Texas	47
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
(c) For investments accounted for under the equity method, maximum exposure is equal to the carrying value of the investment on the consolidated balance sheet. For consolidated investments, such as Texas Solar 4, maximum exposure is equal to the net assets of the project on the consolidated balance sheet less any applicable noncontrolling interest ($7 million for Texas Solar 4). Con Edison did not provide any financial or other support during the three and nine months ended September 30, 2017 that was not previously contractually required.

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

The Companies have completed their analyses of the impact of the new standard on the majority of their various revenue streams.

The majority of the Companies’ sales are derived from tariffs to provide electric, gas, and steam service to customers. For such tariffs, the Companies expect that the revenue from contracts with customers under ASU 2014-09 will be equivalent to revenue from electricity, gas, or steam supplied in that period which is consistent with current practice. Consequently, the Companies do not anticipate that the new standard will materially impact the amount and/or timing of such revenues.

Con Edison has also completed its evaluation for the majority of the revenue at the Clean Energy Businesses, including revenue from the sale of energy-related products and services to retail customers, revenue from operating renewable and energy infrastructure projects, and revenue from the sale of renewable energy credits. For such revenues, Con Edison expects that the revenue from contracts with customers under ASU 2014-09 will not be materially different from revenue recorded consistent with current practice. Consequently, Con Edison does not anticipate that the new standard will materially impact the amount and/or timing of such revenues.

The Companies continue to review the potential impacts of the remaining revenue at the Utilities and the Clean Energy Businesses on the Companies' financial position, results of operations and liquidity as well as the additional disclosures and related controls required under the new standard, and anticipate completing such reviews during the fourth quarter of 2017.

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

In August 2017, the FASB issued amendments to the guidance for derivatives and hedging through ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this update provide greater clarification on hedge accounting for risk components, presentation and disclosure of hedging instruments, and overall targeted improvements to simplify hedge accounting. For public entities, the amendments are effective for reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Companies are in the process of evaluating the potential impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2016 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017 (File Nos. 1-14514 and 1-1217).

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

During the summer of 2017, electric peak demand in CECONY's service area was 12,321 MW (which occurred on July 20, 2017). At design conditions, electric peak demand in the company's service area would have been approximately 13,270 MW in 2017 compared to the company's forecast of 13,470 MW. The company's five-year forecast of average annual growth of the electric peak demand in its service area at design conditions is approximately 0.1 percent for 2018 to 2022 (as compared to approximately 0.2 percent for 2017 to 2021).
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

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 19,500 MMlb of steam annually to approximately 1,640 customers in parts of Manhattan.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

During the summer of 2017, electric peak demand in O&R's service area was 1,410 MW (which occurred on June 13, 2017). At design conditions, electric peak demand in the company's service area would have been approximately 1,615 MW in 2017 compared to the company's forecast of 1,625 MW. The company’s five-year forecast of average annual growth of the electric peak demand in its service area at design conditions is flat for 2018 to 2022 (as compared to approximately (0.1) percent for 2017 to 2021).

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

In May 2017, Con Edison Development sold a development-stage solar electric production project for $11 million and agreed to perform engineering, procurement and construction for the project. See Note O to the Third Quarter Financial Statements.

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and is proposing to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC, a joint venture that owns, operates and will further develop an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation which operates a gas storage business in upstate New York. In addition, CET Gas owns a 12.5 percent interest in Mountain Valley Pipeline LLC, a joint venture developing a proposed 300 mile gas transmission project in West Virginia and Virginia (Mountain Valley Pipeline). Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

In October 2017, FERC issued a Certificate of Public Convenience and Necessity for the Mountain Valley Pipeline. The project has an estimated total cost of $3,000 million to $3,500 million and an in-service date targeted for late 2018.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended September 30, 2017				For the Nine Months Ended September 30, 2017				At September 30, 2017
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
CECONY	$2,799	87%	$401	88%	$7,948	88%	$883	87%	$41,647	85%
O&R	234	7	22	5	667	7	53	5	2,832	6
Total Utilities	3,033	94	423	93	8,615	95	936	92	44,479	91
Clean Energy Businesses (a)	177	6	26	5	460	5	54	5	2,811	6
Con Edison Transmission	1	—	9	2	1	—	25	2	1,210	2
Other (b)	—	—	(1)	—	(4)	—	5	1	746	1
Total Con Edison	$3,211	100%	$457	100%	$9,072	100%	$1,020	100%	$49,246	100%

(a)
Net income from the Clean Energy Businesses includes for the nine months ended September 30, 2017 $1 million net after-tax gain related to the sale of a development stage solar electric production project (see Note O to the Third Quarter Financial Statements). Also includes for the three and nine months ended September 30, 2017 $4 million and $1 million of net after-tax mark-to-market gains, respectively.

(b)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income and earnings per share for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
(Millions of Dollars, except per share amounts)	Net Income		Earnings per Share		Net Income		Earnings per Share
CECONY	$401	$388	$1.30	$1.27	$883	$859	$2.88	$2.87
O&R	22	27	0.07	0.09	53	55	0.18	0.18
Clean Energy Businesses (a)	26	78	0.08	0.26	54	120	0.18	0.40
Con Edison Transmission	9	10	0.03	0.03	25	11	0.08	0.04
Other (b)	(1)	(6)	—	(0.02)	5	(6)	0.01	(0.02)
Con Edison (c)	$457	$497	$1.48	$1.63	$1,020	$1,039	$3.33	$3.47

(a)
Includes $4 million or $0.01 a share and $(15) million or $(0.05) a share of net after-tax mark-to-market gains/(losses) for the three months ended September 30, 2017 and 2016, respectively, and $1 million or $0.01 a share and $5 million or $0.02 a share of net after-tax mark-to-market gains/(losses) for the nine months ended September 30, 2017 and 2016, respectively. Also includes a $1 million or $0.00 a share net after-tax gain on the sale of a solar electric production project for the nine months ended September 30, 2017 (see Note O to the Third Quarter Financial Statements) and a $47 million or $0.15 a share of net gain related to the sale of the retail electric supply business, $5 million or $0.02 a share of net gain related to the acquisition of a solar electric production investment for the three and nine months ended September 30, 2016 and a $5 million or $0.02 a share of net loss related to the impairment of a solar electric production investment for the nine months ended September 30, 2016.

(b)	Other includes parent company and consolidation adjustments.

(c)
Earnings per share on a diluted basis were $1.48 a share and $1.62 a share for the three months ended September 30, 2017 and 2016, respectively, and $3.31 a share and $3.46 a share for the nine months ended September 30, 2017 and 2016, respectively.

The Companies’ results of operations for the three and nine months ended September 30, 2017, as compared with the 2016 periods, reflect changes in rate plans and regulatory charges and the impact of weather on steam revenues. The new electric rate plan of CECONY includes changes in the timing of recognition of annual revenues between quarters. Operations and maintenance expenses for CECONY for the three and nine months ended September 30, 2017 primarily reflect lower costs for pensions and other postretirement benefits. In addition, the Utilities' rate plans provide for revenues to cover expected changes in certain operating costs including depreciation, property taxes and other tax matters.

The following table presents the estimated effect on earnings per share and net income for the three and nine months ended September 30, 2017 period as compared with 2016 period, resulting from these and other major factors:

	Three Months Variation		Nine Months Variation
(Millions of Dollars, except per share amounts)	Earnings per Share Variation	Net Income Variation	Earnings per Share Variation	Net Income Variation
CECONY (a)
Changes in rate plans and regulatory charges (b)	$0.12	$35	$0.29	$87
Weather impact on steam revenues	—	(1)	0.01	4
Other operations and maintenance expenses (c)	0.07	22	0.24	73
Depreciation, property taxes and other tax matters (d)	(0.10)	(30)	(0.36)	(108)
Other (e)	(0.06)	(13)	(0.17)	(32)
Total CECONY	0.03	13	0.01	24
O&R (a)
Changes in rate plans and regulatory charges	—	1	0.04	12
Other operations and maintenance expenses (f)	(0.01)	(2)	(0.03)	(9)
Depreciation and property taxes	(0.01)	(4)	(0.02)	(6)
Other (e)	—	—	0.01	1
Total O&R	(0.02)	(5)	—	(2)
Clean Energy Businesses
Operating revenues less energy costs (g)	0.10	32	0.10	31
Other operations and maintenance expenses (h)	(0.08)	(23)	(0.10)	(30)
Depreciation	(0.02)	(5)	(0.05)	(15)
Net interest expense	(0.01)	(3)	(0.02)	(6)
Other (e) (i)	(0.17)	(53)	(0.15)	(46)
Total Clean Energy Businesses	(0.18)	(52)	(0.22)	(66)
Con Edison Transmission (e) (j)	—	(1)	0.04	14
Other, including parent company expenses (e) (k)	0.02	5	0.03	11
Total variations	$(0.15)	$(40)	$(0.14)	$(19)

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

(b)
For the three and nine months ended September 30, 2017 as compared to the 2016 periods, reflects lower electric net base revenues of $(0.03) a share, resulting from the timing of recognition of annual revenues between quarters under CECONY's new electric rate plan. Also, for the three and nine months ended September 30, 2017 as compared with the 2016 periods, reflects higher electric net base revenues ($0.07 a share and $0.08 a share, respectively), resulting from the increased base rates under CECONY's new electric rate plan, higher gas net base revenues ($0.01 a share and $0.16 a share, respectively), incentives earned under the electric Earnings Adjustment Mechanisms of $0.02 a share, a property tax refund incentive of $0.01 a share and an increase to the regulatory reserve related to certain gas proceedings in 2016 ($0.02 a share and $0.03 a share, respectively). For the nine months ended September 30, 2017 as compared with the 2016 period, reflects growth in the number of gas customers of $0.03 a share.

(c)	Reflects lower pension and other postretirement benefits costs of $0.07 a share and $0.22 a share for the three and nine months ended September 30, 2017 as compared with the 2016 periods.

(d)
Reflects higher depreciation and amortization expense of $(0.04) a share and $(0.13) a share, property taxes of $(0.04) a share and $(0.13) a share, and income taxes of $(0.02) a share and $(0.10) a share for the three and nine months ended September 30, 2017 as compared with the 2016 periods.

(e)	Includes the impact of the dilutive effect of Con Edison's stock issuances.

(f)
Reflects higher pension costs of $(0.01) a share and $(0.02) a share for the three and nine months ended September 30, 2017 as compared with the 2016 periods. Also, for the nine months ended September 30, 2017 as compared with the 2016 period, reflects higher regulatory assessments and fees that are collected in revenues from customers and a higher reserve for injuries and damages of $(0.01) a share.

(g)
Reflects higher revenues from renewable electric production projects and lower revenues and energy costs resulting from the retail electric supply business which was sold in September 2016. Includes $0.01 a share and $(0.05) a share of net after-tax mark-to-market gains/(losses) for the three months ended September 30, 2017 and 2016, respectively, and $0.01 a share and $0.02 a share of net after-tax mark-to-market gains for the nine months ended September 30, 2017 and 2016, respectively. Substantially all the mark-to-market effects in the 2016 periods were related to the retail electric supply business sold in September 2016.

(h)
Reflects Upton 2 engineering, procurement and construction costs ($(0.05) a share and $(0.06) a share, respectively) as well as increased energy service costs ($(0.02) a share and $(0.04) a share, respectively) for the three and nine months ended September 30, 2017 as compared with the 2016 periods.

(i)
Includes $0.02 a share of net after-tax gain related to the acquisition of a solar electric production investment for the three and nine months ended September 30, 2016, net of $(0.02) a share of impairment loss related to the solar electric production investment for the nine months ended September 30, 2016. Includes $0.15 a share of net after-tax gain related to the sale of the retail electric supply business for the three and nine months ended September 30, 2016.

(j)	Reflects income from equity investments.

(k)	Reflects higher state income tax benefits.

The Companies’ other operations and maintenance expenses for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2017	2016	2017	2016
CECONY
Operations	$386	$381	$1,147	$1,109
Pensions and other postretirement benefits	51	87	152	261
Health care and other benefits	45	47	127	124
Regulatory fees and assessments (a)	142	135	355	361
Other	67	74	211	250
Total CECONY	691	724	1,992	2,105
O&R	80	77	236	220
Clean Energy Businesses	79	40	174	124
Con Edison Transmission	3	1	7	1
Other (b)	(1)	(2)	(3)	(3)
Total other operations and maintenance expenses	$852	$840	$2,406	$2,447

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2017 and 2016 follows. For additional business segment financial information, see Note J to the Third Quarter Financial Statements.

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
The Companies’ results of operations in 2017 compared with 2016 were:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(29)	(1.0)%	$(6)	(2.5)%	$(173)	(49.4)%	$1	—%	$1	Large	$(206)	(6.0)%
Purchased power	(95)	(19.2)	(9)	(13.0)	(234)	Large	—	—	—	—	(338)	(42.4)
Fuel	1	3.4	—	—	—	—	—	—	—	—	1	3.4
Gas purchased for resale	24	70.6	2	25.0	8	20.5	—	—	—	—	34	42.0
Other operations and maintenance	(33)	(4.6)	3	3.9	39	97.5	2	Large	1	(50.0)	12	1.4
Depreciation and amortization	22	7.9	1	5.9	8	72.7	—	—	1	Large	32	10.5
Taxes, other than income taxes	18	3.6	—	—	(2)	(40.0)	—	—	—	—	16	3.0
Gain on sale of retail electric supply business (2016)	—	—	—	—	(104)	Large	—	—	—	—	(104)	Large
Operating income	34	4.4	(3)	(6.3)	(96)	(76.8)	(1)	Large	(1)	(50.0)	(67)	(7.1)
Other income less deductions	(2)	Large	(1)	Large	(9)	(33.3)	1	5.0	1	Large	(10)	(20.4)
Net interest expense	3	1.9	—	—	5	71.4	1	33.3	(2)	(40.0)	7	3.9
Income before income tax expense	29	4.7	(4)	(10.0)	(110)	(75.9)	(1)	(6.3)	2	50.0	(84)	(10.4)
Income tax expense	16	7.1	1	7.7	(58)	(86.6)	—	—	(3)	Large	(44)	(14.0)
Net income	$13	3.4%	$(5)	(18.5)%	$(52)	(66.7)%	$(1)	(10.0)%	$5	83.3%	$(40)	(8.0)%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended September 30, 2017				For the Three Months Ended September 30, 2016
(Millions of Dollars)	Electric	Gas	Steam	2017 Total	Electric	Gas	Steam	2016 Total	2017-2016 Variation
Operating revenues	$2,469	$268	$62	$2,799	$2,557	$208	$63	$2,828	$(29)
Purchased power	393	—	7	400	486	—	9	495	(95)
Fuel	24	—	6	30	21	—	8	29	1
Gas purchased for resale	—	58	—	58	—	34	—	34	24
Other operations and maintenance	547	104	40	691	578	102	44	724	(33)
Depreciation and amortization	232	47	21	300	217	41	20	278	22
Taxes, other than income taxes	418	71	31	520	414	59	29	502	18
Operating income	$855	$(12)	$(43)	$800	$841	$(28)	$(47)	$766	$34

Electric
CECONY’s results of electric operations for the three months ended September 30, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	Variation
Operating revenues	$2,469	$2,557	$(88)
Purchased power	393	486	(93)
Fuel	24	21	3
Other operations and maintenance	547	578	(31)
Depreciation and amortization	232	217	15
Taxes, other than income taxes	418	414	4
Electric operating income	$855	$841	$14

CECONY’s electric sales and deliveries for the three months ended September 30, 2017 compared with the 2016 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2017	September 30, 2016	Variation	Percent Variation		September 30, 2017	September 30, 2016	Variation	Percent Variation
Residential/Religious (b)	3,237	3,653	(416)	(11.4)%		$805	$883	$(78)	(8.8)%
Commercial/Industrial	2,570	2,749	(179)	(6.5)		534	551	(17)	(3.1)
Retail choice customers	7,510	8,136	(626)	(7.7)		867	918	(51)	(5.6)
NYPA, Municipal Agency and other sales	2,705	2,764	(59)	(2.1)		207	204	3	1.5
Other operating revenues (c)	—	—	—	—		56	1	55	Large
Total	16,022	17,302	(1,280)	(7.4)%	(d)	$2,469	$2,557	$(88)	(3.4)%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.4 percent in the three months ended September 30, 2017 compared with the 2016 period.

Operating revenues decreased $88 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to lower purchased power expenses ($93 million), offset by higher revenues from the electric rate plan ($27 million).

Purchased power expenses decreased $93 million in the three months ended September 30, 2017 compared with the 2016 period due to lower purchased volumes ($66 million) and unit costs ($27 million).

Fuel expenses increased $3 million in the three months ended September 30, 2017 compared with the 2016 period due to higher unit costs ($6 million), offset by lower purchased volumes from the company's electric generating facilities ($3 million).

Other operations and maintenance expenses decreased $31 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to lower pension and other postretirement benefits ($38 million) and environmental costs ($6 million), offset by higher surcharges for assessments and fees that are collected in revenues from customers ($6 million) and uncollectible expense ($5 million).

Depreciation and amortization increased $15 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $4 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to higher property taxes ($11 million), offset by lower state and local taxes ($5 million).

Gas
CECONY’s results of gas operations for the three months ended September 30, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	Variation
Operating revenues	$268	$208	$60
Gas purchased for resale	58	34	24
Other operations and maintenance	104	102	2
Depreciation and amortization	47	41	6
Taxes, other than income taxes	71	59	12
Gas operating income	$(12)	$(28)	$16

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2017 compared with the 2016 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2017	September 30, 2016	Variation	Percent Variation		September 30, 2017	September 30, 2016	Variation	Percent Variation
Residential	4,731	4,335	396	9.1%		$104	$88	$16	18.2%
General	4,292	3,963	329	8.3		49	41	8	19.5
Firm transportation	8,766	8,305	461	5.6		67	53	14	26.4
Total firm sales and transportation	17,789	16,603	1,186	7.1	(b)	220	182	38	20.9
Interruptible sales (c)	2,108	1,664	444	26.7		8	4	4	Large
NYPA	10,148	12,800	(2,652)	(20.7)		1	1	—	—
Generation plants	24,068	35,745	(11,677)	(32.7)		7	7	—	—
Other	4,487	4,975	(488)	(9.8)		6	6	—	—
Other operating revenues (d)	—	—	—	—		26	8	18	Large
Total	58,600	71,787	(13,187)	(18.4)%		$268	$208	$60	28.8%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 6.0 percent in the three months ended September 30, 2017 compared with the 2016 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 1,535 thousands and 915 thousands of Dt for the 2017 and 2016 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues increased $60 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to higher revenues from the gas rate plan and growth in the number of customers ($29 million) and higher gas purchased for resale expense ($24 million).

Gas purchased for resale increased $24 million in the three months ended September 30, 2017 compared with the 2016 period due to higher unit costs ($20 million) and purchased volumes ($4 million).

Other operations and maintenance expenses increased $2 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to higher surcharges for assessments and fees that were collected in revenues from customers.

Depreciation and amortization increased $6 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $12 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to higher property taxes ($6 million), state and local taxes ($4 million) and payroll taxes ($1 million).

Steam
CECONY’s results of steam operations for the three months ended September 30, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	Variation
Operating revenues	$62	$63	$(1)
Purchased power	7	9	(2)
Fuel	6	8	(2)
Other operations and maintenance	40	44	(4)
Depreciation and amortization	21	20	1
Taxes, other than income taxes	31	29	2
Steam operating income	$(43)	$(47)	$4

CECONY’s steam sales and deliveries for the three months ended September 30, 2017 compared with the 2016 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2017	September 30, 2016	Variation	Percent Variation		September 30, 2017	September 30, 2016	Variation	Percent Variation
General	13	10	3	30.0%		$2	$2	$—	—%
Apartment house	748	776	(28)	(3.6)		15	15	—	—
Annual power	2,439	2,950	(511)	(17.3)		42	49	(7)	(14.3)
Other operating revenues (a)	—	—	—	—		3	(3)	6	Large
Total	3,200	3,736	(536)	(14.3)%	(b)	$62	$63	$(1)	(1.6)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 8.6 percent in the three months ended September 30, 2017 compared with the 2016 period.

Operating revenues decreased $1 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to lower purchased power expenses ($2 million) and lower fuel expenses ($2 million), offset in part by a property tax refund incentive ($3 million).

Purchased power expenses decreased $2 million in the three months ended September 30, 2017 compared with the 2016 period due to lower unit costs ($1 million) and purchased volumes ($1 million).

Fuel expenses decreased $2 million in the three months ended September 30, 2017 compared with the 2016 period due to lower unit costs ($1 million) and purchased volumes from the company's steam generating facilities ($1 million).

Other operations and maintenance expenses decreased $4 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to lower municipal infrastructure support costs.

Depreciation and amortization increased $1 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to higher steam utility plant balances.

Taxes, other than income taxes increased $2 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to higher property taxes.

Other Income (Deductions)
Other income (deductions) decreased $2 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to a decrease in investment and other income.

Net Interest Expense
Net interest expense increased $3 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to higher long-term debt balances in the 2017 period.

Income Tax Expense
Income taxes increased $16 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to higher income before income tax expense ($11 million), a decrease in tax benefits for plant-related flow through items ($7 million), offset in part by higher research and development tax credits ($2 million).

O&R

	For the Three Months Ended September 30, 2017			For the Three Months Ended September 30, 2016
(Millions of Dollars)	Electric	Gas	2017 Total	Electric	Gas	2016 Total	2017-2016 Variation
Operating revenues	$206	$28	$234	$213	$27	$240	$(6)
Purchased power	60	—	60	69	—	69	(9)
Gas purchased for resale	—	10	10	—	8	8	2
Other operations and maintenance	63	17	80	63	14	77	3
Depreciation and amortization	13	5	18	12	5	17	1
Taxes, other than income taxes	14	7	21	14	7	21	—
Operating income	$56	$(11)	$45	$55	$(7)	$48	$(3)

Electric
O&R’s results of electric operations for the three months ended September 30, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	Variation
Operating revenues	$206	$213	$(7)
Purchased power	60	69	(9)
Other operations and maintenance	63	63	—
Depreciation and amortization	13	12	1
Taxes, other than income taxes	14	14	—
Electric operating income	$56	$55	$1

O&R’s electric sales and deliveries for the three months ended September 30, 2017 compared with the 2016 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2017	September 30, 2016	Variation	Percent Variation		September 30, 2017	September 30, 2016	Variation	Percent Variation
Residential/Religious (b)	500	585	(85)	(14.5)%		$105	$109	$(4)	(3.7)%
Commercial/Industrial	206	216	(10)	(4.6)		34	35	(1)	(2.9)
Retail choice customers	818	925	(107)	(11.6)		64	70	(6)	(8.6)
Public authorities	31	31	—	—		3	2	1	50.0
Other operating revenues (c)	—	—	—	—		—	(3)	3	Large
Total	1,555	1,757	(202)	(11.5)%	(d)	$206	$213	$(7)	(3.3)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 3.4 percent in the three months ended September 30, 2017 compared with the 2016 period.

Operating revenues decreased $7 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to lower purchased power expenses ($9 million), offset by higher revenues from the New York electric rate plan ($3 million).

Purchased power expenses decreased $9 million in the three months ended September 30, 2017 compared with the 2016 period due to lower purchased volumes ($10 million), offset by higher unit costs ($1 million).

Depreciation and amortization expenses increased $1 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the three months ended September 30, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	Variation
Operating revenues	$28	$27	$1
Gas purchased for resale	10	8	2
Other operations and maintenance	17	14	3
Depreciation and amortization	5	5	—
Taxes, other than income taxes	7	7	—
Gas operating income	$(11)	$(7)	$(4)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2017 compared with the 2016 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2017	September 30, 2016	Variation	Percent Variation		September 30, 2017	September 30, 2016	Variation	Percent Variation
Residential	579	550	29	5.3%		$11	$9	$2	22.2%
General	198	177	21	11.9		2	2	—	—
Firm transportation	898	884	14	1.6		8	8	—	—
Total firm sales and transportation	1,675	1,611	64	4.0	(b)	21	19	2	10.5
Interruptible sales	819	893	(74)	(8.3)		1	—	1	—
Generation plants	5	3	2	66.7		—	—	—	—
Other	74	70	4	5.7		—	—	—	—
Other gas revenues	—	—	—	—		6	8	(2)	(25.0)
Total	2,573	2,577	(4)	(0.2)%		$28	$27	$1	3.7%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 3.1 percent in the three months ended September 30, 2017 compared with the 2016 period.

Operating revenues increased $1 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to higher gas purchased for resale ($2 million), offset by lower revenues from the New York gas rate plan ($1 million).

Gas purchased for resale increased $2 million in the three months ended September 30, 2017 compared with the 2016 period due to higher purchased volumes ($3 million), offset by lower unit costs ($1 million).

Other operations and maintenance expenses increased $3 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to higher pension costs.

Income Tax Expense
Income taxes increased $1 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to the absence in 2017 of a tax benefit from a corporate-owned life insurance policy in 2016 ($2 million), offset in part by lower income before income tax expense ($1 million).

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended September 30, 2017 compared with the 2016 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	Variation
Operating revenues	$177	$350	$(173)
Purchased power	—	234	(234)
Gas purchased for resale	47	39	8
Other operations and maintenance	79	40	39
Depreciation and amortization	19	11	8
Taxes, other than income taxes	3	5	(2)
Gain on sale of retail electric supply business (2016)	—	(104)	104
Operating income	$29	$125	$(96)

Operating revenues decreased $173 million in the three months ended September 30, 2017 compared with the 2016 period, due primarily to lower electric retail revenues of $256 million from the sale of the retail electric supply business in September 2016. Renewable revenues increased $56 million due primarily to an increase in renewable electric production projects in operation and revenues from the engineering, procurement and construction of Upton

2 (see Note O to the Third Quarter Financial Statements). Energy services revenues increased $9 million. Wholesale revenues increased $10 million due to higher sales volumes. Net mark-to-market values increased $32 million, due primarily to the sale of the retail electric supply business, of which $24 million in gains are reflected in purchased power costs and $8 million in gains are reflected in revenues.

Purchased power expenses decreased $234 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to lower electric costs due to the sale of the retail electric supply business in September 2016 ($210 million) and changes in mark-to-market values ($24 million).

Gas purchased for resale increased $8 million in the three months ended September 30, 2017 compared with the 2016 period due to higher purchased volumes.

Other operations and maintenance expenses increased $39 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to Upton 2 engineering, procurement and construction costs (see Note O to the Third Quarter Financial Statements) and an increase in energy services costs.

Depreciation and amortization increased $8 million in the three months ended September 30, 2017 compared with the 2016 period due to an increase in solar electric production projects in operation during 2017.

Taxes, other than income taxes decreased $2 million in the three months ended September 30, 2017 compared with the 2016 period primarily due to lower gross receipts tax from the sale of the retail electric supply business.

Gain on sale of retail electric supply business was $104 million in the three months ended September 30, 2016 reflecting the sale of the Clean Energy Businesses' retail electric supply business.

Other Income (Deductions)
Other income (deductions) decreased $9 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to the gain related to the acquisition of a solar electric production investment in 2016.

Net Interest Expense
Net interest expense increased $5 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to increased debt on solar electric production projects.

Income Tax Expense
Income taxes decreased $58 million in the three months ended September 30, 2017 compared with the 2016 period due primarily to lower income before income tax expense ($44 million), higher renewable energy tax credits ($1 million) and the increase to deferred state income taxes in 2016 as a result of the sale of the retail electric supply business that increased the Clean Energy Businesses’ state apportionment factor on its cumulative temporary differences ($13 million).

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
The Companies’ results of operations in 2017 compared with 2016 were:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$207	2.7%	$37	5.9%	$(538)	(53.9)%	$1	—%	$(3)	Large	$(296)	(3.2)%
Purchased power	(106)	(8.7)	(6)	(3.9)	(679)	Large	—	—	(3)	Large	(794)	(38.8)
Fuel	36	27.1	—	—	—	—	—	—	—	—	36	27.1
Gas purchased for resale	155	71.4	20	62.5	89	Large	—	—	—	—	264	82.5
Other operations and maintenance	(113)	(5.4)	16	7.3	50	40.3	6	Large	—	—	(41)	(1.7)
Depreciation and amortization	66	8.0	3	6.0	24	80.0	—	—	—	—	93	10.3
Taxes, other than income taxes	77	5.3	2	3.3	(4)	(25.0)	—	—	(1)	Large	74	4.9
Gain on sale of retail electric supply business (2016) and solar electric production project (2017)	—	—	—	—	(103)	Large	—	—	—	—	(103)	Large
Operating income	92	5.1	2	1.8	(121)	(65.8)	(5)	Large	1	Large	(31)	(1.5)
Other income less deductions	4	Large	(1)	Large	(2)	(5.7)	37	Large	(1)	—	37	60.7
Net interest expense	12	2.7	(1)	(3.6)	11	47.8	8	Large	(2)	(18.2)	28	5.4
Income before income tax expense	84	6.2	2	2.3	(134)	(68.4)	24	Large	2	(20.0)	(22)	(1.3)
Income tax expense	60	12.2	4	12.5	(68)	(89.5)	10	Large	(9)	Large	(3)	(0.5)
Net income	$24	2.8%	$(2)	(3.6)%	$(66)	(55.0)%	$14	Large	$11	Large	$(19)	(1.8)%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Nine Months Ended September 30, 2017				For the Nine Months Ended September 30, 2016
(Millions of Dollars)	Electric	Gas	Steam	2017 Total	Electric	Gas	Steam	2016 Total	2017-2016 Variation
Operating revenues	$6,079	$1,421	$448	$7,948	$6,222	$1,113	$406	$7,741	$207
Purchased power	1,084	—	26	1,110	1,191	—	25	1,216	(106)
Fuel	95	—	74	169	81	—	52	133	36
Gas purchased for resale	—	372	—	372	—	217	—	217	155
Other operations and maintenance	1,528	330	134	1,992	1,659	307	139	2,105	(113)
Depreciation and amortization	690	137	64	891	645	118	62	825	66
Taxes, other than income taxes	1,205	220	98	1,523	1,159	198	89	1,446	77
Operating income	$1,477	$362	$52	$1,891	$1,487	$273	$39	$1,799	$92

Electric
CECONY’s results of electric operations for the nine months ended September 30, 2017 compared with the 2016 period is as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	Variation
Operating revenues	$6,079	$6,222	$(143)
Purchased power	1,084	1,191	(107)
Fuel	95	81	14
Other operations and maintenance	1,528	1,659	(131)
Depreciation and amortization	690	645	45
Taxes, other than income taxes	1,205	1,159	46
Electric operating income	$1,477	$1,487	$(10)

CECONY’s electric sales and deliveries for the nine months ended September 30, 2017 compared with the 2016 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2017	September 30, 2016	Variation	Percent Variation		September 30, 2017	September 30, 2016	Variation	Percent Variation
Residential/Religious (b)	7,576	8,130	(554)	(6.8)%		$1,925	$2,017	$(92)	(4.6)%
Commercial/Industrial	6,965	7,220	(255)	(3.5)		1,393	1,381	12	0.9
Retail choice customers	19,748	20,404	(656)	(3.2)		2,092	2,114	(22)	(1.0)
NYPA, Municipal Agency and other sales	7,548	7,641	(93)	(1.2)		483	474	9	1.9
Other operating revenues (c)	—	—	—	—		186	236	(50)	(21.2)
Total	41,837	43,395	(1,558)	(3.6)%	(d)	$6,079	$6,222	$(143)	(2.3)%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.9 percent in the nine months ended September 30, 2017 compared with the 2016 period.

Operating revenues decreased $143 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to lower purchased power costs ($107 million). The lower revenues reflected the decline in surcharges for assessments and fees that were collected in revenues from customers ($13 million).

Purchased power expenses decreased $107 million in the nine months ended September 30, 2017 compared with the 2016 period due to lower purchased volumes ($95 million) and unit costs ($12 million).

Fuel expenses increased $14 million in the nine months ended September 30, 2017 compared with the 2016 period due to higher unit costs ($12 million) and purchased volumes from the company’s electric generating facilities ($2 million).

Other operations and maintenance expenses decreased $131 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to lower costs for pension and other postretirement benefits ($114 million), surcharges for assessments and fees that are collected in revenues from customers ($13 million), environmental costs ($17 million) and stock based compensation ($6 million), offset by higher costs for municipal infrastructure support ($20 million).

Depreciation and amortization increased $45 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $46 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher property taxes ($43 million) and the absence in 2017 of a favorable state audit settlement in 2016 ($5 million), offset by lower state and local taxes ($4 million).

Gas
CECONY’s results of gas operations for the nine months ended September 30, 2017 compared with the 2016 period is as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	Variation
Operating revenues	$1,421	$1,113	$308
Gas purchased for resale	372	217	155
Other operations and maintenance	330	307	23
Depreciation and amortization	137	118	19
Taxes, other than income taxes	220	198	22
Gas operating income	$362	$273	$89

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2017 compared with the 2016 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2017	September 30, 2016	Variation	Percent Variation		September 30, 2017	September 30, 2016	Variation	Percent Variation
Residential	39,814	35,565	4,249	11.9%		$613	$506	$107	21.1%
General	23,427	20,962	2,465	11.8		255	200	55	27.5
Firm transportation	53,952	51,333	2,619	5.1		390	332	58	17.5
Total firm sales and transportation	117,193	107,860	9,333	8.7	(b)	1,258	1,038	220	21.2
Interruptible sales (c)	6,526	7,587	(1,061)	(14.0)		30	29	1	3.4
NYPA	30,233	31,970	(1,737)	(5.4)		2	2	—	—
Generation plants	48,989	70,895	(21,906)	(30.9)		19	19	—	—
Other	16,756	16,442	314	1.9		24	25	(1)	(4.0)
Other operating revenues (d)	—	—	—	—		88	—	88	—
Total	219,697	234,754	(15,057)	(6.4)%		$1,421	$1,113	$308	27.7%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 6.4 percent in the nine months ended September 30, 2017 compared with the 2016 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 3,563 thousands and 3,940 thousands of Dt for the 2017 and 2016 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues increased $308 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher revenues from the gas rate plan and growth in the number of customers ($133 million) and increased gas purchased for resale expense ($155 million).

Gas purchased for resale increased $155 million in the nine months ended September 30, 2017 compared with the 2016 period due to higher unit costs ($151 million) and purchased volumes ($4 million).

Other operations and maintenance expenses increased $23 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher pension and other postretirement benefits costs ($7 million), health and life expenses ($5 million), surcharges for assessments and fees that are collected in revenues from customers ($3 million) and costs for maintenance of gas mains ($2 million).

Depreciation and amortization increased $19 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $22 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher property taxes ($12 million), state and local taxes ($6 million) and payroll taxes ($3 million).

Steam
CECONY’s results of steam operations for the nine months ended September 30, 2017 compared with the 2016 period is as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	Variation
Operating revenues	$448	$406	$42
Purchased power	26	25	1
Fuel	74	52	22
Other operations and maintenance	134	139	(5)
Depreciation and amortization	64	62	2
Taxes, other than income taxes	98	89	9
Steam operating income	$52	$39	$13

CECONY’s steam sales and deliveries for the nine months ended September 30, 2017 compared with the 2016 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2017	September 30, 2016	Variation	Percent Variation		September 30, 2017	September 30, 2016	Variation	Percent Variation
General	364	345	19	5.5%		$20	$18	$2	11.1%
Apartment house	4,248	4,251	(3)	(0.1)		119	107	12	11.2
Annual power	10,074	10,640	(566)	(5.3)		300	284	16	5.6
Other operating revenues (a)	—	—	—	—		9	(3)	12	Large
Total	14,686	15,236	(550)	(3.6)%	(b)	$448	$406	$42	10.3%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 3.5 percent in the nine months ended September 30, 2017 compared with the 2016 period.

Operating revenues increased $42 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher fuel expenses ($22 million), the weather impact on revenues ($6 million), lower regulatory reserve related to steam earnings sharing ($7 million), a property tax refund incentive ($3 million), and higher purchased power costs ($1 million).

Purchased power expenses increased $1 million in the nine months ended September 30, 2017 compared with the 2016 period due to higher unit costs ($5 million), offset by lower purchased volumes ($4 million).

Fuel expenses increased $22 million in the nine months ended September 30, 2017 compared with the 2016 period due to higher unit costs ($23 million), offset by lower purchased volumes from the company’s steam generating facilities ($1 million).

Other operations and maintenance expenses decreased $5 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to lower equipment maintenance expenses.

Depreciation and amortization increased $2 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher steam utility plant balances.

Taxes, other than income taxes increased $9 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher property taxes ($7 million) and state and local taxes ($1 million).

Net Interest Expense
Net interest expense increased $12 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher long-term debt balances in the 2017 period.

Income Tax Expense
Income taxes increased $60 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher income before income tax expense ($33 million), a decrease in tax benefits for plant-related flow through items ($27 million), lower research and development tax credits ($10 million) and a higher reserve for injuries and damages ($9 million), offset in part by lower state income taxes ($7 million), higher research and development tax credits included in Con Edison's filing of its 2016 consolidated federal tax return in September 2017 ($5 million), a decrease in bad debt expense ($2 million) and a decrease in uncertain tax positions ($1 million).

O&R

	For the Nine Months Ended September 30, 2017			For the Nine Months Ended September 30, 2016
(Millions of Dollars)	Electric	Gas	2017 Total	Electric	Gas	2016 Total	2017-2016 Variation
Operating revenues	$495	$172	$667	$497	$133	$630	$37
Purchased power	148	—	148	154	—	154	(6)
Gas purchased for resale	—	52	52	—	32	32	20
Other operations and maintenance	185	51	236	180	40	220	16
Depreciation and amortization	38	15	53	37	13	50	3
Taxes, other than income taxes	41	21	62	40	20	60	2
Operating income	$83	$33	$116	$86	$28	$114	$2

Electric
O&R’s results of electric operations for the nine months ended September 30, 2017 compared with the 2016 period is as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	Variation
Operating revenues	$495	$497	$(2)
Purchased power	148	154	(6)
Other operations and maintenance	185	180	5
Depreciation and amortization	38	37	1
Taxes, other than income taxes	41	40	1
Electric operating income	$83	$86	$(3)

O&R’s electric sales and deliveries for the nine months ended September 30, 2017 compared with the 2016 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2017	September 30, 2016	Variation	Percent Variation		September 30, 2017	September 30, 2016	Variation	Percent Variation
Residential/Religious (b)	1,208	1,307	(99)	(7.6)%		$242	$240	$2	0.8%
Commercial/Industrial	574	607	(33)	(5.4)		88	89	(1)	(1.1)
Retail choice customers	2,255	2,434	(179)	(7.4)		155	166	(11)	(6.6)
Public authorities	79	76	3	3.9		7	6	1	16.7
Other operating revenues (c)	—	—	—	—		3	(4)	7	Large
Total	4,116	4,424	(308)	(7.0)%	(d)	$495	$497	$(2)	(0.4)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 2.2 percent in the nine months ended September 30, 2017 compared with the 2016 period.

Operating revenues decreased $2 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to lower purchased power expense ($6 million) and lower revenues from rental property ($1 million), offset by higher revenues from the New York electric rate plan ($6 million).

Purchased power expenses decreased $6 million in the nine months ended September 30, 2017 compared with the 2016 period due to lower purchased volumes ($5 million) and unit costs ($1 million).

Other operations and maintenance expenses increased $5 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to operating costs related to weather events in 2017 ($2 million), higher surcharges for assessments and fees that are collected in revenues from customers ($1 million) and a higher reserve for injuries and damages ($1 million).

Depreciation and amortization increased $1 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $1 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher property taxes.

Gas
O&R’s results of gas operations for the nine months ended September 30, 2017 compared with the 2016 period is as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	Variation
Operating revenues	$172	$133	$39
Gas purchased for resale	52	32	20
Other operations and maintenance	51	40	11
Depreciation and amortization	15	13	2
Taxes, other than income taxes	21	20	1
Gas operating income	$33	$28	$5

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2017 compared with the 2016 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2017	September 30, 2016	Variation	Percent Variation		September 30, 2017	September 30, 2016	Variation	Percent Variation
Residential	5,556	5,266	290	5.5%		$79	$55	$24	43.6%
General	1,447	1,224	223	18.2		16	10	6	60.0
Firm transportation	6,543	7,188	(645)	(9.0)		50	49	1	2.0
Total firm sales and transportation	13,546	13,678	(132)	(1.0)	(b)	145	114	31	27.2
Interruptible sales	2,966	3,020	(54)	(1.8)		5	2	3	Large
Generation plants	6	15	(9)	(60.0)		—	—	—	—
Other	589	583	6	1.0		1	—	1	—
Other gas revenues	—	—	—	—		21	17	4	23.5%
Total	17,107	17,296	(189)	(1.1)%		$172	$133	$39	29.3%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.1 percent in the nine months ended September 30, 2017 compared with 2016 period.

Operating revenues increased $39 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to an increase in gas purchased for resale ($20 million) and higher revenues from the New York gas rate plan ($14 million).

Gas purchased for resale increased $20 million in the nine months ended September 30, 2017 compared with the 2016 period due to higher purchased volumes ($12 million) and unit costs ($8 million).

Other operations and maintenance expenses increased $11 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher pension costs.

Depreciation and amortization increased $2 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $1 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher property taxes.

Income Tax Expense
Income taxes increased $4 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher income before income tax expense ($1 million), a decrease in tax benefits for plant-related flow through items ($1 million) and the absence in 2017 of a tax benefit from a corporate-owned life insurance policy in 2016 ($2 million).

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the nine months ended September 30, 2017 compared with the 2016 period is as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	Variation
Operating revenues	$460	$998	$(538)
Purchased power	(3)	676	(679)
Gas purchased for resale	161	72	89
Other operations and maintenance	174	124	50
Depreciation and amortization	54	30	24
Taxes, other than income taxes	12	16	(4)
Gain on sale of retail electric supply business (2016) and solar electric production project (2017) (a)	(1)	(104)	103
Operating income	$63	$184	$(121)
(a)     See Note O to the Third Quarter Financial Statements.

Operating revenues decreased $538 million in the nine months ended September 30, 2017 compared with the 2016 period, due primarily to lower electric retail revenues of $781 million from the sale of the retail electric supply business in September 2016. Renewable revenues increased $112 million due primarily to an increase in renewable electric production projects in operation and revenues from the engineering, procurement and construction of Upton 2 (see Note O to the Third Quarter Financial Statements). Energy services revenues increased $21 million. Wholesale revenues increased $105 million due to higher sales volumes. Net mark-to-market values decreased $6 million of which $11 million in losses are reflected in purchased power costs and $5 million in gains are reflected in revenues.

Purchased power expenses decreased $679 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to lower electric costs due to the sale of the retail electric supply business in September 2016 ($689 million) offset by changes in mark-to-market values ($11 million).

Gas purchased for resale increased $89 million in the nine months ended September 30, 2017 compared with the 2016 period due to higher purchased volumes.

Other operations and maintenance expenses increased $50 million in the nine months ended September 30, 2017 compared with the 2016 period due to Upton 2 engineering, procurement and construction costs (see Note O to the Third Quarter Financial Statements) and an increase in energy services costs.

Depreciation and amortization increased $24 million in the nine months ended September 30, 2017 compared with the 2016 period due to an increase in solar electric production projects in operation during 2017.

Taxes, other than income taxes decreased $4 million in the nine months ended September 30, 2017 compared with the 2016 period due to lower gross receipts tax from the sale of the retail electric supply business in September 2016.

Gain on sale of retail electric supply business was $104 million in the nine months ended September 30, 2016 reflecting the sale of the Clean Energy Businesses' retail electric supply business.

Other Income (Deductions)
Other income (deductions) decreased $2 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to earnings from equity investments.

Net Interest Expense
Net interest expense increased $11 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to increased debt on solar electric production projects.

Income Tax Expense
Income taxes decreased $68 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to lower income before income tax expense ($54 million), higher renewable energy tax credits ($1 million) and the increase to deferred state income taxes in 2016 as a result of the sale of the retail electric supply business that increased the Clean Energy Businesses’ state apportionment factor on its cumulative temporary differences ($13 million).

Con Edison Transmission
Other operations and maintenance increased $6 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to CET having no employees or other direct costs until January 1, 2017.

Net Interest Expense
Net interest expense increased $8 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to a new debt issuance in 2016.

Other Income (Deductions)
Other income (deductions) increased $37 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to earnings from equity investments in Stagecoach Gas Services, LLC, substantially all of which were made in June 2016.

Income Tax Expense
Income taxes increased $10 million in the nine months ended September 30, 2017 compared with the 2016 period due primarily to higher income before income tax expense.

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	For the Nine Months Ended September 30,
	Con Edison			CECONY
(Millions of Dollars)	2017	2016	Variation	2017	2016	Variation
Operating activities	$2,227	$2,336	$(109)	$1,790	$2,017	$(227)
Investing activities	(2,572)	(3,717)	1,145	(2,197)	(1,943)	(254)
Financing activities	(362)	583	(945)	(278)	(891)	613
Net change for the period	(707)	(798)	91	(685)	(817)	132
Balance at beginning of period	776	944	(168)	702	843	(141)
Balance at end of period	$69	$146	$(77)	$17	$26	$(9)
Less: Change in cash balances held for sale	—	(4)	4	—	—	—
Balance at end of period excluding held for sale	$69	$150	$(81)	$17	$26	$(9)

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

Net cash flows from operating activities for the nine months ended September 30, 2017 for Con Edison and CECONY were $109 million and $227 million lower, respectively, than in the 2016 period. The change in net cash flows for Con Edison and CECONY reflects primarily higher cash paid for income taxes in the 2017 period as compared with the 2016 period of $110 million and $226 million, respectively, net of refunds received. The income tax refund received in 2016 reflected the extension of bonus depreciation in late 2015, resulting in a refund of the 2015 estimated federal tax payments.

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

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $1,145 million lower and $254 million higher, respectively, for the nine months ended September 30, 2017 compared with the 2016 period. The change for Con Edison reflects primarily lower new investments in electric and gas transmission projects ($1,011 million) and renewable electric production projects ($240 million), and a decrease in non-utility construction expenditures ($148 million), offset in part by lower proceeds from sale of assets ($216 million). The change for CECONY primarily reflects absence of proceeds from the transfer of assets to NY Transco in 2016 ($122 million) and increased utility construction expenditures ($88 million).

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $945 million lower and $613 million higher, respectively, in the nine months ended September 30, 2017 compared with the 2016 period.

In August 2017, Con Edison issued 4.1 million common shares resulting in net proceeds of $343 million, after issuance expenses, that were invested by Con Edison in its subsidiaries, principally CECONY and the Clean Energy Businesses, for funding of their construction expenditures and for other general corporate purposes.

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

In May 2016, Con Edison issued approximately 10 million common shares resulting in net proceeds, after issuance expenses, of $702 million and $500 million aggregate principal amount of 2.00 percent debentures, due 2021, the net proceeds from the sale of which were used in connection with the acquisition by a CET Gas subsidiary of a 50 percent equity interest in a gas pipeline and storage joint venture (see "Con Edison Transmission", above) and for general corporate purposes.

In May 2016, a Con Edison Development subsidiary issued $95 million aggregate principal amount of 4.07 percent senior notes, due 2036, secured by the company's California Holdings 3 solar project.

In February 2016, a Con Edison Development subsidiary issued $218 million aggregate principal amount of 4.21 percent senior notes, due 2041, secured by the company's Texas Solar 7 solar project.

Con Edison’s cash flows from financing for nine months ended September 30, 2017 and 2016 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $74 million and $77 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at September 30, 2017 and 2016 and the average daily balances for the nine months ended September 30, 2017 and 2016 for Con Edison and CECONY were as follows:

	2017		2016
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30,	Daily average	Outstanding at September 30,	Daily average
Con Edison	$356	$645	$601	$813
CECONY	$147	$323	$480	$385
Weighted average yield	1.3	1.1	0.7	0.6

Capital Requirements and Resources
Con Edison has decreased its estimates for capital requirements for the retirement of long-term securities for 2018 from $1,688 million to $1,288 million. The decrease reflects the $400 million prepayment of a variable rate term loan that was to mature in 2018. See Note C to the Third Quarter Financial Statements.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission (SEC) basis) for the nine months ended September 30, 2017 and 2016 and the twelve months ended December 31, 2016 was:

	Ratio of Earnings to Fixed Charges
	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016	For the Twelve Months Ended December 31, 2016
Con Edison	3.8	4.0	3.6
CECONY	3.9	3.8	3.6

For each of the Companies, the common equity ratio at September 30, 2017 and December 31, 2016 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2017	December 31, 2016
Con Edison	50.8	49.3
CECONY	50.9	49.5

Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at September 30, 2017, compared with December 31, 2016.

	Con Edison	CECONY
(Millions of Dollars)	2017 vs. 2016 Variation	2017 vs. 2016 Variation
Assets
Prepayments	$433	$398
Non-utility property, less accumulated depreciation	204	—
Regulatory asset - Unrecognized pension and other postretirement costs	(248)	(254)
Liabilities
Pension and retiree benefits	$(404)	$(394)
Deferred income taxes and unamortized investment tax credits	539	610
System benefit charge	194	175

Prepayments
The increase in prepayments for Con Edison and CECONY reflects primarily the portion allocable to the 2017 fourth quarter of CECONY's July 2017 payment of its New York City semi-annual property taxes.

Non-Utility Property, Less Accumulated Depreciation
The increase in non-utility property, less accumulated depreciation, for Con Edison reflects the completion of construction of Con Edison Development's Upton County Solar renewable electric production project (see Con Edison Development, below).

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits
The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2016, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2017. See Notes E and F to the Third Quarter Financial Statements.

Deferred Income Taxes and Unamortized Investment Tax Credits
The increase in the liability for deferred income taxes and unamortized investment tax credits for Con Edison and CECONY reflects primarily bonus depreciation in 2017, partially offset by the increase in deferred income tax assets associated with the federal tax attribute carryforwards related to the net operating loss and general business tax credits. See Note I to the Third Quarter Financial Statements.

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

In October 2017, the Environmental Defense Fund and the Natural Resources Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under the company’s 20-year transportation contract for 250,000 dekatherms per day of capacity on the Mountain Valley Pipeline unless CECONY demonstrates compliance with a public interest standard.

For additional information about the Utilities’ regulatory matters, see Note B to the Third Quarter Financial Statements.

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

In the fourth quarter of 2016, CECONY and another utility responded to a reported dielectric fluid leak at a New Jersey marina on the Hudson River associated with one or two underwater transmission lines, the New Jersey portion of which is owned and operated by the other utility and the New York portion of which is owned and operated by CECONY. During the third quarter of 2017, after the marina owner had cleared substantial debris from its collapsed pier, a dielectric fluid leak was found and repaired on one of the underwater transmission lines. In the fourth quarter of 2017, it is anticipated that sediment regrading will be completed in underwater areas of the marina that had been disturbed during the leak search and repair efforts. Monitoring also will be conducted to evaluate whether any further action is necessary. CECONY expects that, consistent with the cost allocation provisions of their prior arrangements for the transmission lines, the costs to respond to the incident and repair the line, net of any recovery from the marina owner, will be shared by CECONY and the other utility. At September 30, 2017, the response and repair costs amounted to approximately $27 million, including those costs incurred by CECONY and those costs which the company has been notified have been incurred by the other utility and the U.S. Coast Guard.

CECONY does not expect that its ultimate share of the costs to respond to the discharge and repair the transmission line will have a material adverse effect on its financial condition, results of operation or liquidity.

For additional information about the Companies’ environmental matters, see Note G to the Third Quarter Financial Statements.

Con Edison Development
The following table provides information about the renewable electric production projects Con Edison Development owned at September 30, 2017:

Project Name	Production Technology	Generating Capacity (a) (MW AC)	Purchased Power Agreement (PPA)Term (In Years) (b)	Actual/Expected In-Service Date (c)	Location (State)
Wholly owned projects
Pilesgrove	Solar	18	(d)	2011	New Jersey
Flemington Solar	Solar	8	(d)	2011	New Jersey
Frenchtown I, II and III	Solar	14	(d)	2011-13	New Jersey
PA Solar	Solar	10		2012	Pennsylvania
California Solar 2 (e)	Solar	80	20	2014-16	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	6	25	2015	Texas
Texas Solar 5 (e)	Solar	95	25	2015	Texas
Campbell County Wind	Wind	95	30	2015	South Dakota
Texas Solar 7 (e)	Solar	106	25	2016	Texas
California Solar 3 (e)	Solar	110	20	2016	California
Adams Wind (e)	Wind	23	7	2016	Minnesota
Valley View (e)	Wind	10	14	2016	Minnesota
Coram (e)	Wind	102	16	2016	California
Upton County Solar (e)	Solar	158	25	2017	Texas
Projects of less than 5 MW	Solar / Wind	25	Various	Various	Various
Jointly owned projects (e) (f)
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2	Solar	75	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	38	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW (AC) in Operation		1,291
Panoche Valley	Solar	240	20	2018	California
Total MW (AC) in Construction		240
Total MW (AC), All Projects		1,531
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
(f) All of the jointly-owned projects are 50 percent owned, except for Texas Solar 4 (which is 80 percent owned). See Note M to the Third
Quarter Financial Statements.

Con Edison Development's renewable electric production volumes generated for the three and nine months ended September 30, 2017 compared with the 2016 period were:

	Millions of kWh Generated
	For the Three Months Ended				For the Nine Months Ended
Description	September 30, 2017	September 30, 2016	Variation	Percent Variation	September 30, 2017	September 30, 2016	Variation	Percent Variation
Renewable electric production projects
Solar	668	458	210	45.9%	1,679	1,215	464	38.2%
Wind	217	137	80	58.4%	734	464	270	58.2%
Total	885	595	290	48.7%	2,413	1,679	734	43.7%

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at September 30, 2017, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $2 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note K to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2017, a 10 percent decline in market prices would result in a decline in fair value of $66 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $60 million is for CECONY and $6 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level and compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	September 30, 2017	December 31, 2016
	(Millions of Dollars)
Average for the period	$—	$2
High	1	4
Low	—	1

Credit Risk
The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the Clean Energy Businesses. See the discussion of credit exposure in Note K to the Third Quarter Financial Statements.

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans and to the investments of the Clean Energy Businesses and Con Edison Transmission that are accounted for under the equity method.

The Companies’ current investment policy for pension plan assets includes investment targets of 53 to 63 percent equities and 35 to 49 percent fixed income and other securities. At September 30, 2017, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.

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

Material Contingencies
For information concerning potential liabilities arising from the Companies’ material contingencies, see "Other Regulatory Matters" in Note B and Notes G and H to the Third Quarter Financial Statements.

68

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

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits
Con Edison

Exhibit 10.1.1	Amendment to the Consolidated Edison Retirement Plan.
Exhibit 10.1.2	Amendment to the Consolidated Edison Retirement Plan.
Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2017 and 2016, and the 12-month period ended December 31, 2016.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 10.2.1	CECONY Supplemental Medical Benefits.
Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2017 and 2016, and the 12-month period ended December 31, 2016.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

70

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: November 2, 2017	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer