Form 10-K
period 2017-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2018-02-15
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
4 Irving Place,
New York, New York 10003
(212) 460-4600
 ___________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Consolidated Edison, Inc.,
Common Shares ($.10 par value)	New York Stock Exchange

CON EDISON ANNUAL REPORT 2017	1

Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Consolidated Edison, Inc. (Con Edison)	Yes	☒	No	☐
Consolidated Edison Company of New York, Inc. (CECONY)	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒
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
The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2017, was approximately $24.7 billion.
As of January 31, 2018, Con Edison had outstanding 310,397,070 Common Shares ($.10 par value).
All of the outstanding common equity of CECONY is held by Con Edison.

2	CON EDISON ANNUAL REPORT 2017

Documents Incorporated By Reference
Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 21, 2018, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2017, is incorporated in Part III of this report.
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

CON EDISON ANNUAL REPORT 2017	3

Glossary of Terms
The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

4	CON EDISON ANNUAL REPORT 2017

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced metering infrastructure
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
EGWP	Employer Group Waiver Plan
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

CON EDISON ANNUAL REPORT 2017	5

6	CON EDISON ANNUAL REPORT 2017

Introduction
This introduction contains certain information about Con Edison and its subsidiaries, including CECONY. This introduction is not a summary and should be read together with, and is qualified in its entirety by reference to, the more detailed information appearing elsewhere or incorporated by reference in this report.
Con Edison’s mission is to provide energy services to our customers safely, reliably, efficiently and in an environmentally sound manner; to provide a workplace that allows employees to realize their full potential; to provide a fair return to our investors; and to improve the quality of life in the communities we serve. The company has ongoing programs designed to support its mission, including initiatives focused on safety, operational excellence, the customer experience and cost optimization.
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

•
Con Edison Clean Energy Businesses, Inc., which through its subsidiaries develops, owns and operates renewable and energy infrastructure projects and provides energy-related products and services to wholesale and retail customers (Con Edison Clean Energy Businesses, Inc., together with its subsidiaries referred to as the Clean Energy Businesses); and

•
Con Edison Transmission, Inc., which through its subsidiaries invests in electric and gas transmission projects (Con Edison Transmission, Inc., together with its subsidiaries referred to as Con Edison Transmission).

Con Edison anticipates that the Utilities, which are subject to extensive regulation, will continue to provide substantially all of its earnings over the next few years. The Utilities have approved rate plans that are generally designed to cover each company’s cost of service, including capital and other costs of each company’s energy delivery systems. The Utilities recover from their full-service customers (who purchase energy from them), generally on a current basis, the cost the Utilities pay for energy and charge all of their customers the cost of delivery service. See "Utility Regulation" in Item 1, "Risk Factors" in Item 1A and "Rate Plans" in Note B to the financial statements in Item 8.

Selected Financial Data
Con Edison

	For the Year Ended December 31,
(Millions of Dollars, except per share amounts)	2013	2014		2015		2016		2017
Operating revenues	$12,354	$12,919		$12,554		$12,075		$12,033
Energy costs	4,054	4,513		3,716		3,088		2,625
Operating income	2,244	2,209		2,427		2,575		2,610
Net income	1,062	1,092		1,193		1,245		1,525	(g)
Total assets (e)(f)	40,451	44,071	(a)	45,642	(b)	48,255	(c)	48,111	(d)
Long-term debt (e)	10,415	11,546		12,006		14,735		14,731
Total equity	12,245	12,585		13,061		14,306		15,425
Net Income per common share – basic	$3.62	$3.73		$4.07		$4.15		$4.97
Net Income per common share – diluted	$3.61	$3.71		$4.05		$4.12		$4.94
Dividends declared per common share	$2.46	$2.52		$2.60		$2.68		$2.76
Book value per share	$41.81	$42.97		$44.50		$46.91		$49.72
Average common shares outstanding (millions)	293	293		293		300		307
Stock price low	$54.33	$52.23		$56.86		$63.47		$72.13
Stock price high	$63.66	$68.92		$72.25		$81.88		$89.70

(a)
Reflects a $2,116 million increase in regulatory assets for unrecognized pension and other postretirement costs and a $1,391 million increase in net plant. See Notes B, E and F to the financial statements in Item 8.

(b)
Reflects a $2,382 million increase in net plant offset by a $970 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E and F to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2017	7

(c)
Reflects a $3,007 million increase in net plant offset by a $1,002 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E and F to the financial statements in Item 8.

(d)
Reflects a $2,384 million increase in net plant, offset by decreases in regulatory assets resulting from the enactment of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 (TCJA) of $2,418 million (including the netting of $1,168 million against the regulatory liability for future income tax) and unrecognized pension and other postretirement costs of $348 million. See Notes B, E, F and L to the financial statements in Item 8.

(e)
Reflects $74 million and $85 million in 2013 and 2014, respectively, related to the adoption of Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

(f)	Reflects $122 million and $152 million in 2013 and 2014, respectively, related to the adoption of ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”

(g)
Upon enactment of the TCJA, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, Con Edison decreased its net deferred tax liabilities by $5,312 million, recognized $259 million (or $0.85 per share) in net income, decreased its regulatory asset for future income tax by $1,250 million, decreased its regulatory asset for revenue taxes by $90 million, and accrued a regulatory liability for federal income tax rate change of $3,713 million. See “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

CECONY

	For the Year Ended December 31,
(Millions of Dollars)	2013	2014		2015		2016		2017
Operating revenues	$10,430	$10,786		$10,328		$10,165		$10,468
Energy costs	2,873	2,985		2,304		2,059		2,141
Operating income	2,060	2,139		2,247		2,262		2,405
Net income	1,020	1,058		1,084		1,056		1,104
Total assets (e)(f)	36,095	39,443	(a)	40,230	(b)	40,856	(c)	40,451	(d)
Long-term debt (e)	9,303	10,788		10,787		12,073		12,065
Shareholder’s equity	10,847	11,188		11,415		11,829		12,439

(a)
Reflects a $1,999 million increase in regulatory assets for unrecognized pension and other postretirement costs and a $1,440 million increase in net plant. See Notes B, E and F to the financial statements in Item 8.

(b)
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

(d)
Reflects a $2,090 million increase in net plant, offset by decreases in regulatory assets resulting from the enactment of the TCJA of $2,305 million (including the netting of $1,123 million against the regulatory liability for future income tax) and unrecognized pension and other postretirement costs of $354 million. See Notes B, E, F and L to the financial statements in Item 8.

(e)
Reflects $63 million and $76 million in 2013 and 2014, respectively, related to the adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

(f)	Reflects $100 million and $118 million in 2013 and 2014, respectively, related to the adoption of ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”

Significant 2017 Developments and Outlook

•
Con Edison reported 2017 net income of $1,525 million or $4.97 a share compared with $1,245 million or $4.15 a share in 2016. Adjusted earnings were $1,264 million or $4.12 a share in 2017 compared with $1,198 million or $3.99 a share in 2016. See “Results of Operations” in Item 7 and “Non-GAAP Financial Measure” below.

•
In 2017, the Utilities invested $3,093 million to upgrade and reinforce their energy delivery systems, Con Edison Transmission invested $66 million in electric transmission and gas pipeline and storage businesses and the Clean Energy Businesses invested $447 million primarily in renewable electric production projects. See "Capital Requirements and Resources" in Item 1 and Note U to the financial statements in Item 8.

•
In 2018, the Utilities expect to invest $3,209 million for their energy delivery systems, Con Edison Transmission expects to invest $360 million in gas pipeline businesses and the Clean Energy Businesses expect to invest $400 million in renewable electric production projects. Con Edison plans to meet its 2018 capital requirements through internally-generated funds and the issuance of securities. The company's plans include the issuance of between $1,300 million and $1,800 million of long-term debt at the Utilities, and the issuance of additional debt secured by its renewable electric production projects. The plans also include the issuance of up to $450 million of common equity in addition to equity under its dividend reinvestment, employee stock purchase and long term incentive plans. The plans do not reflect the provision to the Utilities’ customers of any of the benefits of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 (TCJA) that the New York State Public Service Commission (NYSPSC) and the New Jersey Board of Public Utilities (NJBPU) may require to be provided. See “Changes to Tax Laws Could Adversely Affect the Companies” in Item 1A, “Other Regulatory

8	CON EDISON ANNUAL REPORT 2017

Matters” in Note B and Note L to the financial statements in Item 8. See “Capital Requirements and Resources” in Item 1.

•
CECONY forecasts average annual growth in peak demand in its service area at design conditions over the next five years for electric and gas to be approximately 0.1 percent and 1.2 percent, respectively, and an average annual decrease in steam peak demand in its service area at design conditions over the next five years to be approximately 0.5 percent. O&R forecasts average annual growth in electric peak demand in its service area at design conditions over the next five years to be flat and average annual growth in gas peak demand in its service area over the next five years at design conditions to be approximately 0.3 percent. See “The Utilities” in Item 1.

•
In 2017, the NYSPSC continued its Reforming the Energy Vision (REV) proceeding to improve system efficiency and reliability, encourage renewable energy and distributed energy resources and empower customer choice. The NYSPSC, among other things, issued an order that changes the way distributed energy resources are compensated and begins to phase out net energy metering. Also, CECONY submitted a petition to the NYSPSC for authority to develop smart solutions for gas customers by seeking to apply REV concepts and issued a request for proposals for non-pipeline solutions to a gas pipeline need the company identified. See “Utility Regulation – State Utility Regulation – Reforming the Energy Vision” in Item 1.

•
In 2017, the NYSPSC approved three-year CECONY electric and gas rate plans and a settlement agreement in its proceedings related to CECONY’s practices of qualifying persons to perform plastic fusions on gas facilities and alleged violations of gas safety regulations in connection with a March 2014 Manhattan explosion and fire. The NYSPSC also issued orders relating to an April 2017 subway power outage and the TCJA. See Notes B and H to the financial statements in Item 8.

•
Upon enactment of the TCJA, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, Con Edison decreased its net deferred tax liabilities by $5,312 million, recognized $259 million (or $0.85 per share) in net income, decreased its regulatory asset for future income tax by $1,250 million, decreased its regulatory asset for revenue taxes by $90 million, and accrued a regulatory liability for federal income tax rate change of $3,713 million. See "Other Regulatory Matters" in Note B and Note L to the financial statements in Item 8.

•
In January 2018, O&R filed a request with the NYSPSC for electric and gas rate increases of $20.3 million and $4.5 million, respectively, effective January 2019. See “Rate Plans” in Note B to the financial statements in Item 8.

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
Information on the Companies’ websites is not incorporated herein.

CON EDISON ANNUAL REPORT 2017	9

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

(Millions of Dollars, except per share amounts)	2013	2014	2015	2016	2017
Reported net income – GAAP basis	$1,062	$1,092	$1,193	$1,245	$1,525
Gain on sale of the Clean Energy Businesses' retail electric supply business (a)	—	—	—	(56)	—
Goodwill impairment related to the Clean Energy Businesses' energy service business (b)	—	—	—	12	—
Impairment of assets held for sale (c)	—	—	3	—	—
Gain on sale of solar electric production projects (d)	—	(26)	—	—	(1)
Loss from LILO transactions (e)	95	1	—	—	—
Enactment of the TCJA (f)	—	—	—	—	(259)
Net mark-to-market effects of the Clean Energy Businesses (g)	(45)	73	—	(3)	(1)
Adjusted earnings	$1,112	$1,140	$1,196	$1,198	$1,264
Reported earnings per share – GAAP basis (basic)	$3.62	$3.73	$4.07	$4.15	$4.97
Gain on sale of the Clean Energy Businesses' retail electric supply business	—	—	—	(0.19)	—
Goodwill impairment related to the Clean Energy Businesses' energy service business	—	—	—	0.04	—
Impairment of assets held for sale	—	—	0.01	—	—
Gain on sale of solar electric production projects	—	(0.09)	—	—	—
Loss from LILO transactions	0.32	—	—	—	—
Enactment of the TCJA	—	—	—	—	(0.85)
Net mark-to-market effects of the Clean Energy Businesses	(0.14)	0.25	—	(0.01)	—
Adjusted earnings per share	$3.80	$3.89	$4.08	$3.99	$4.12

(a)	After taxes of $(48) million, which includes an adjustment for the apportionment of state income taxes. See Note U to the financial statements in Item 8.

(b)	After taxes of $3 million. See Note K to the financial statements in Item 8.

(c)	After taxes of $2 million, recorded related to Pike County Light & Power Company (Pike), which O&R sold in 2016. See Note U to the financial statements in Item 8.

(d)	After taxes of $(19) million in 2014.

(e)
In 2013, a court disallowed tax losses claimed by Con Edison relating to Con Edison Development’s Lease In/Lease Out (LILO) transactions and the company subsequently terminated the transactions, resulting in a charge to earnings of $95 million (after taxes of $63 million). In 2014, adjustments were made to taxes and accrued interest.

(f)
Upon enactment of the TCJA, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, Con Edison decreased its net deferred tax liabilities by $5,312 million, recognized $259 million (or $0.85 per share) in net income, decreased its regulatory asset for future income tax by $1,250 million, decreased its regulatory asset for revenue taxes by $90 million, and accrued a regulatory liability for federal income tax rate change of $3,713 million. See “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

(g)	After taxes of $(30) million, $55 million and $(2) million for the years ended December 31, 2013, 2014 and 2016, respectively.

10	CON EDISON ANNUAL REPORT 2017

Item 1:    Business

CON EDISON ANNUAL REPORT 2017	11

Incorporation By Reference
Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

12	CON EDISON ANNUAL REPORT 2017

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

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 19,410 MMlb of steam annually to approximately 1,600 customers in parts of Manhattan.

CON EDISON ANNUAL REPORT 2017	13

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

Clean Energy Businesses
Con Edison Clean Energy Businesses, Inc. has three wholly-owned subsidiaries: Consolidated Edison Development, Inc. (Con Edison Development), Consolidated Edison Energy, Inc. (Con Edison Energy) and Consolidated Edison Solutions, Inc. (Con Edison Solutions). Con Edison Clean Energy Businesses, Inc., together with these subsidiaries, are referred to in this report as the Clean Energy Businesses. The Clean Energy Businesses develop, own and operate renewable and energy infrastructure projects and provide energy-related products and services to wholesale and retail customers.

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and is proposing to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC, a joint venture that owns, operates and will further develop an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation, which operates a gas storage facility in upstate New York. In addition, CET Gas owns a 12.5 percent interest in Mountain Valley Pipeline LLC, a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia (Mountain Valley Pipeline). See “Con Edison Transmission,” below. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

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

14	CON EDISON ANNUAL REPORT 2017

New York Utility Industry
Restructuring in the 1990s
In the 1990s, the NYSPSC restructured the electric utility industry in the state. In accordance with NYSPSC orders, the Utilities sold all of their electric generating facilities other than those that also produce steam for CECONY’s steam business (see "Electric Operations – Electric Facilities," below) and provided all of their customers the choice to buy electricity or gas from the Utilities or other suppliers (see "Electric Operations – Electric Sales and Deliveries" and "Gas Operations – Gas Sales and Deliveries," below). In 2017, 65 percent of the electricity and 33 percent of the gas CECONY delivered to its customers, and 58 percent of the electricity and 40 percent of the gas O&R delivered to its customers, was purchased by the customers from other suppliers. In addition, the Utilities no longer control and operate their bulk power electric transmission facilities. See “New York Independent System Operator (NYISO),” below.
Following industry restructuring, there were several utility mergers as a result of which substantially all of the electric and gas delivery service in New York State is now provided by one of four investor-owned utility companies – Con Edison, National Grid plc, Avangrid, Inc. (an affiliate of Iberdrola, S.A.) or CH Energy Group, Inc. (a subsidiary of Fortis Inc.) – or one of two state authorities – New York Power Authority (NYPA) or Long Island Power Authority.

Reforming the Energy Vision
In April 2014, the NYSPSC instituted its REV proceeding, the goals of which are to improve electric system efficiency and reliability, encourage renewable energy resources, support distributed energy resources (DER) and empower customer choice. In this proceeding, the NYSPSC is addressing the establishment of a distributed system platform to manage and coordinate DER, and provide customers with market data and tools to manage their energy use. The NYSPSC also is addressing how its regulatory practices should be modified to incent utility practices to promote REV objectives.
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

•	ordered the utilities to file energy efficiency plans (see “Environmental Matters – Climate Change," below);

•	instituted a separate proceeding to consider large-scale renewable generation;

•	required the utilities to file demonstration projects for approval by NYSPSC staff; and

•	indicated that the design and implementation of the reformed energy system will occur over a period of years.

In June 2015, the New York State Energy Research and Development Authority (NYSERDA) submitted a report in the large-scale renewable generation proceeding. The report included program design principles and strategies. The NYSPSC requested comments on, among other things: customer funding mechanisms; utility-backed power purchase agreements; financing options; and utility-owned generation. In December 2015, the Governor of New York directed the NYSPSC to establish a clean energy standard to mandate achievement by 2030 of the State Energy Plan’s goals of 50 percent of the State’s electricity being provided from renewable resources and reducing carbon emissions by 40 percent (see “Environmental Matters - Climate Change,” below) and to support the continued operation of upstate nuclear plants. In August 2016, the NYSPSC issued an order adopting a clean energy standard that includes renewable energy credit (REC) and zero-emissions credit (ZEC) requirements. Beginning in 2017, load serving entities (LSEs), including CECONY and O&R for their full-service customers, are required to obtain RECs and ZECs in amounts determined by the NYSPSC. LSEs may satisfy their REC obligation by either purchasing RECs acquired through central procurement by NYSERDA, by self-supply through direct purchase of tradable RECs, or by making alternative compliance payments. LSEs will purchase ZECs from NYSERDA at prices determined by the NYSPSC. The order establishes an annual NYSPSC staff review and triennial NYSPSC review of the clean energy standard. Citing the risks that utility-backed power purchase agreements could impose on customers and utilities, the August 2016 order rejected requiring utilities to sign such agreements. The August 2016 order also did not authorize utility-owned renewable generation, stating a concern that allowing utilities to own renewable generation could result in reduced competition and higher costs. In January 2018, the Governor of New York unveiled a clean energy jobs and climate agenda that calls for procurement of at least 800 MWs of offshore wind power between two solicitations to be issued in 2018 and 2019, which are to be the first in a set schedule to meet a target of 2.4 gigawatts of offshore wind by 2030. The agenda also includes, among

CON EDISON ANNUAL REPORT 2017	15

other things, an initiative to deploy 1,500 MWs of energy storage by 2025. Also, in January 2018, NYSERDA issued a master plan for achievement of New York’s offshore wind energy objectives. NYSERDA indicated that it expects offshore wind funding for a first phase of procurements would be provided by a compliance obligation placed on LSEs through an administrative structure similar to the ZEC program. NYSERDA also filed with the NYSPSC an options paper in which it addressed potential procurement options, including utility-owned generation, utility-backed power purchase agreements and contracts with NYSERDA.

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

In December 2015, the NYSPSC authorized a cost recovery surcharge mechanism for REV demonstration projects. Five CECONY and one O&R demonstration projects have been approved by the NYSPSC staff. The demonstration projects are expected to inform decisions with respect to developing distributed system platform functionalities, measuring customer response to programs and prices associated with REV markets.

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

In March 2016, the NYSPSC issued an order approving CECONY’s advanced metering infrastructure (AMI) plan for its electric and gas delivery businesses, subject to a cap on capital expenditures of $1,285 million. AMI components include smart meters, a communication network, information technology systems and business applications. The plan provides for full deployment of AMI to CECONY’s customers to be implemented over a six-year period. During 2016, CECONY, at the NYSPSC’s direction, submitted a customer engagement plan, an update to the company’s benefit cost analysis and metrics that the NYSPSC can use to monitor the success of the project. O&R’s electric and gas rate plans authorize aggregate capital expenditures of approximately $24 million to begin AMI implementation for the company’s customers. In February 2017, O&R submitted to the NYSPSC a request to expend an additional approximately $74 million to expand the scope of the company’s AMI implementation to all of its New York customers. In November 2017, the NYSPSC authorized O&R to implement its expanded AMI smart meter implementation plan.

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

In October 2016, CECONY filed a petition with the NYSPSC for approval of a Shared Solar Pilot Program (SSPP) to install and own solar photovoltaic systems on company facilities. CECONY proposed using the community distributed generation model to allocate solar bill credits, net of project cost, to a subset of customers who participate in the company's electric low income program. In August 2017, the NYSPSC approved a $9 million

16	CON EDISON ANNUAL REPORT 2017

budget for the SSPP. In November 2017, CECONY filed an implementation plan for the SSPP under which it expects operational solar in 2019, with bill credits for approximately 1,000 low income customers.

In March 2017, the NYSPSC issued an order that changes compensation for DER and begins to phase out net energy metering. In New York, net energy metering compensates kilowatt-hours exported to the electric distribution system at the full service rate (that is production plus delivery plus taxes and fees). To provide a gradual transition, the NYSPSC allowed all existing resources to keep their current rate treatment and will delay making significant changes to policies affecting new residential and small commercial rooftop solar until 2020. Larger installations, including new commercial and industrial projects and new community solar projects, will be paid for the value of their exports to the electricity distribution system. The new policy establishes a 2 percent limit on bill increases, reducing the shifting of avoided distribution costs to non-participating residential customers that would have occurred under net energy metering.

In September 2017, CECONY submitted a petition to the NYSPSC for authority to develop smart solutions for gas customers, seeking to apply REV concepts, such as expanding energy efficiency and demand response programs, and to develop a program to encourage ground and air source heating alternatives. The company also identified a gas pipeline need as a result of strong growth in gas consumption, driven by the City of New York’s clean heat program, and further stated that it would issue a request for proposals for non-pipeline solutions. The request for proposals was issued in December 2017. At its November 2017 session, the NYSPSC encouraged utilities to consider non-pipeline solutions for gas needs.

The REV proceeding and the various related proceedings are continuing proceedings. The Companies are not able to predict the outcome of the proceedings or their impact.

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
For each rate plan, the revenues needed to provide the utility a return on invested capital is determined by multiplying the utilities’ rate base by the pre-tax weighted average cost of capital determined in the rate plan. In general, rate base, as reflected in a utility's rate plans, is the sum of the utility’s net plant, working capital and certain regulatory assets less deferred taxes and certain regulatory liabilities. The NYSPSC uses a forecast of the average rate base for the year that new rates would be in effect (rate year). The NJBPU uses the rate base balances that exist at the end of the historical 12-month period on which base rates are set. The capital structure used in the weighted average cost of capital is determined using actual and forecast data for the same time periods as rate base. The costs of long-term debt, customer deposits and the allowed return on common equity represent a combination of actual and forecast financing information. The allowed return on common equity is determined by each state’s respective utility regulator. The NYSPSC’s current methodology for determining the allowed return on common equity assigns a one-third weight to an estimate determined from a capital asset pricing model applied to a peer group of utility companies and a two-thirds weight to an estimate determined from a dividend discount model

CON EDISON ANNUAL REPORT 2017	17

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
For information about the Utilities’ rate plans, see Note B to the financial statements in Item 8.

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
Each New York electric utility is required to submit to the NYSPSC annually a plan for the reasonably prompt restoration of service in the case of widespread outages in the utility’s service territory due to storms or other events beyond the control of the utility. If, after evidentiary hearings or other investigatory proceedings, the NYSPSC finds that the utility failed to implement its plan reasonably, the NYSPSC may deny recovery of any part of the service restoration costs caused by such failure. In March 2017, the NYSPSC approved emergency response plans submitted by CECONY and O&R, subject to certain modifications. In December 2017, CECONY and O&R submitted updated plans.

Generic Proceedings
The NYSPSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in New York State. Pending proceedings include the REV proceeding and related proceedings, discussed above, the proceeding to study the potential effects of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 (TCJA), discussed in "Other Regulatory Matters" in Note B to the financial statements in Item 8, and proceedings relating to data access; retail access; utility staffing levels; energy efficiency and renewable energy programs; low income customers and consumer protections. The Utilities are typically active participants in such proceedings.

18	CON EDISON ANNUAL REPORT 2017

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

Competition
Distributed generation, such as solar energy production facilities, fuel cells and micro-turbines, provide alternative sources of energy for the Utilities’ electric delivery customers, which typically remain connected to the utility’s delivery system and pay a different rate. In addition, gas delivery customers have oil as an alternative, and steam customers may have alternative sources of heating and cooling for their buildings. Micro-grids and community-based micro-grids enable distributed generation to serve multiple locations and multiple customers. Other distributed energy resources, such as energy storage, demand reduction and energy efficiency programs, provide alternatives for the Utilities’ delivery customers to manage their energy usage. The following table shows the aggregate capacities of the distributed generation projects connected to the Utilities’ distribution systems at the end of the last four years:

Technology	CECONY				O&R
Total MW, except project number	2014	2015	2016	2017	2014	2015	2016	2017
Internal-combustion engines	101	103	104	108	1	1	2	2
Photovoltaic solar	58	95	135	178	28	46	63	75
Gas turbines	40	40	40	48	20	20	20	20
Micro turbines	9	10	10	14	1	1	1	1
Fuel cells	8	8	9	12	—	—	—	—
Steam turbines	3	3	4	6	—	—	—	—
Landfill	—	—	—	—	2	2	2	2
Total distribution-level distributed generation	219	259	302	366	52	70	88	100
Number of distributed generation projects	4,200	7,451	12,928	18,090	1,877	3,718	5,409	6,537

CON EDISON ANNUAL REPORT 2017	19

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

Electric Operations
Electric Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $17,996 million and $17,234 million at December 31, 2017 and 2016, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $2,990 million and $2,963 million at December 31, 2017 and 2016, respectively, and for its portion of the steam-electric generation facilities, the costs for utility plant, net of accumulated depreciation, were $544 million and $479 million, at December 31, 2017 and 2016, respectively. See "CECONY – Steam Operations – Steam Facilities," below.
Distribution Facilities
CECONY owns 62 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2017, the company’s distribution system had a transformer capacity of 31,767 MVA, with 37,020 miles of overhead distribution lines and 97,564 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States.

Transmission Facilities
The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2017, CECONY owned or jointly owned 555 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 749 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 39 transmission substations and 62 area stations are supplied by circuits operated at 69 kV and above. For information about transmission projects to address, among other things, reliability concerns associated with the scheduled closure of the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) see “CECONY – Electric Operations – Electric Supply” and “Con Edison Transmission,” below. CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas, Connecticut Light & Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Generating Facilities
CECONY’s electric generating facilities consist of plants located in Manhattan whose primary purpose is to produce steam for the company's steam business. The facilities have an electrical capacity of 732 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2018 for use in these facilities.

Electric Sales and Deliveries
CECONY delivers electricity to its full-service customers who purchase electricity from the company. The company also delivers electricity to its customers who choose to purchase electricity from other suppliers (retail choice program). In addition, the company delivers electricity to state and municipal customers of NYPA.

20	CON EDISON ANNUAL REPORT 2017

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

	Year Ended December 31,
	2013	2014	2015	2016	2017
Electric Energy Delivered (millions of kWh)
CECONY full service customers	20,118	19,757	20,206	19,886	19,227
Delivery service for retail choice customers	26,574	26,221	26,662	26,813	26,136
Delivery service to NYPA customers and others	10,226	10,325	10,147	10,046	9,955
Total Deliveries in Franchise Area	56,918	56,303	57,015	56,745	55,318
Electric Energy Delivered ($ in millions)
CECONY full service customers	$4,799	$5,023	$4,757	$4,404	$4,348
Delivery service for retail choice customers	2,683	2,646	2,714	2,768	2,712
Delivery service to NYPA customers and others	602	625	600	610	623
Other operating revenues	47	143	101	324	289
Total Deliveries in Franchise Area	$8,131	$8,437	$8,172	$8,106	$7,972
Average Revenue per kWh Sold (Cents)
Residential	27.0	28.9	26.3	24.9	25.3
Commercial and Industrial	20.6	22.1	20.6	19.1	19.7

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in CECONY’s service area occurs during the summer air conditioning season.The weather during the summer of 2017 was cooler than design conditions. CECONY’s 2017 service area peak demand was 12,321 MW, which occurred on July 20, 2017. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can be called upon under specific circumstances, design conditions do not include these programs’ potential impact. However, the CECONY forecasted peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under design weather conditions, the 2018 service area peak demand will be 13,300 MW. The company forecasts an average annual growth in electric peak demand in its service area at design conditions over the next five years to be approximately 0.1 percent per year.

Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2017 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. The company expects that these resources will again be adequate to meet the requirements of its customers in 2018. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for approximately 803 MW of electric generating capacity, see Notes I and O to the financial statements in Item 8. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO’s wholesale electricity market.
CECONY owns generating stations in New York City associated primarily with its steam system. As of December 31, 2017, the generating stations had a combined electric capacity of approximately 732 MW, based on 2017 summer test ratings. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities,” above.
In general, the Utilities recover their purchased power costs, including the cost of hedging purchase prices, pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction. See “Financial

CON EDISON ANNUAL REPORT 2017	21

and Commodity Market Risks – Commodity Price Risk” in Item 7 and “Recoverable Energy Costs” in Note A to the financial statements in Item 8. From time to time, certain parties have petitioned the NYSPSC to review these provisions, the elimination of which could have a material adverse effect on the Companies’ financial position, results of operations or liquidity.
CECONY monitors the adequacy of the electric capacity resources and related developments in its service area, and works with other parties on long-term resource adequacy within the framework of the NYISO. In addition, the NYISO has adopted reliability rules that include obligations on transmission owners (such as CECONY) to construct facilities that may be needed for system reliability if the market does not solve a reliability need identified by the NYISO. See “New York Independent System Operator,” above. In a July 1998 order, the NYSPSC indicated that it “agree(s) generally that CECONY need not plan on constructing new generation as the competitive market develops,” but considers “overly broad” and did not adopt CECONY’s request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity.
In November 2012, the NYSPSC directed CECONY to work with NYPA to develop a contingency plan to address reliability concerns associated with the potential closure of the nuclear power plant at the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries). In October 2013, the NYSPSC approved three transmission projects and several energy efficiency, demand reduction and combined heat and power programs to address concerns associated with the potential closure. The transmission projects were placed into service in May 2016. See “Con Edison Transmission,” below. In February 2014, CECONY submitted to the NYSPSC the implementation plan for the energy efficiency, demand reduction and combined heat and power programs. In January 2017, New York State officials announced that, under an agreement reached with Entergy, one of the two nuclear reactors at Indian Point is scheduled to shut down by April 2020, while the other is scheduled to be closed a year later. On November 13, 2017, the NYISO indicated that Entergy completed its Generator Deactivation Notice for proposed retirements of the two nuclear reactors. On December 13, 2017, the NYISO completed its Deactivation Assessment of Indian Point pursuant to the requirements of its Open Access Transmission Tariff. It concluded that over its ten-year planning period, through 2027, there is no anticipated reliability need if the following three expected units finalize construction and enter service: Bayonne Energy Center II Uprate (Zone J, 120 MW); CPV Valley Energy Center (Zone G, 678 MW); and Cricket Valley Energy Center (Zone G, 1,020 MW).  With these results, the NYISO states that Indian Point has satisfied the applicable requirements with respect to the Generator Deactivation Processes and may retire the units on or after the requested deactivation dates.

22	CON EDISON ANNUAL REPORT 2017

Gas Operations
Gas Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $6,403 million and $5,749 million at December 31, 2017 and 2016, respectively.

Natural gas is delivered by pipeline to CECONY at various points in or near its service territory and is distributed to customers by the company through an estimated 4,395 miles of mains and 371,236 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store 1,062 MDt of which a maximum of about 240 MDt can be withdrawn per day. The company has about 1,226 MDt of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 71.2 percent owned by CET Gas and 28.8 percent owned by CECONY.

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

	Year Ended December 31,
	2013	2014	2015	2016	2017
Gas Delivered (MDt)
Firm Sales
Full service	67,007	75,630	77,197	75,892	83,005
Firm transportation of customer-owned gas	61,139	68,731	72,864	68,442	71,353
Total Firm Sales	128,146	144,361	150,061	144,334	154,358
Interruptible Sales (a)	10,900	10,498	6,332	8,957	7,553
Total Gas Delivered to CECONY Customers	139,046	154,859	156,393	153,291	161,911
Transportation of customer-owned gas
NYPA	48,682	47,548	44,038	43,101	37,033
Other (mainly generating plants and interruptible transportation)	87,379	105,012	104,857	109,000	83,117
Off-System Sales	4,638	15	389	—	55
Total Sales	279,745	307,434	305,677	305,392	282,116
Gas Delivered ($ in millions)
Firm Sales
Full service	$1,059	$1,141	$956	$933	$1,136
Firm transportation of customer-owned gas	414	453	458	426	524
Total Firm Sales	1,473	1,594	1,414	1,359	1,660
Interruptible Sales	69	91	46	34	35
Total Gas Delivered to CECONY Customers	1,542	1,685	1,460	1,393	1,695
Transportation of customer-owned gas
NYPA	2	2	2	2	2
Other (mainly generating plants and interruptible transportation)	71	70	54	57	56
Off-System Sales	18	—	1	—	—
Other operating revenues (mainly regulatory amortizations)	(17)	(36)	11	56	148
Total Sales	$1,616	$1,721	$1,528	$1,508	$1,901
Average Revenue per Dt Sold
Residential	$18.52	$16.76	$13.91	$13.96	$15.35
General	$12.05	$12.38	$9.73	$9.47	$10.86

(a)	Includes 5,362, 6,057, 1,229, 4,708 and 3,816 MDt for 2013, 2014, 2015, 2016 and 2017, respectively, which are also reflected in firm transportation and other.
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2017	23

Gas Peak Demand
The gas peak demand for firm sales customers in CECONY’s service area occurs during the winter heating season.The peak day demand during the winter 2017/2018 (through January 31, 2018) occurred on January 6, 2018 when the demand reached 1,410 MDt. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2018/2019 service area peak day demand will be 1,565 MDt. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric and steam generating stations. The company forecasts an average annual growth of the gas peak demand over the next five years at design conditions to be approximately 1.2 percent in its service area. The company is seeking to expand gas energy efficiency and demand response programs, develop programs to encourage alternatives to gas heating and has issued a request for proposals for non-pipeline solutions to an identified gas pipeline need. See “Utility Regulation – Reforming the Energy Vision," above.

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
Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $306 million in 2017, including $268 million for CECONY. See “Contractual Obligations,” below. At December 31, 2017, the contracts were for various terms extending to 2020 for supply and 2038 for transportation and storage. During 2017, CECONY entered into four new transportation and storage contracts. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Recoverable Energy Costs” in Note A, Note P and Note S to the financial statements in Item 8.

Steam Operations
Steam Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for steam facilities, including steam's portion of the steam-electric generation facilities, were $1,798 million and $1,882 million at December 31, 2017 and 2016, respectively. See "CECONY – Electric Operations – Electric Facilities," above.
CECONY generates steam at one steam-electric generating station and four steam-only generating stations and distributes steam to its customers through approximately 104 miles of transmission, distribution and service piping.

Steam Sales and Deliveries
CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2013	2014	2015	2016	2017
Steam Sold (MMlb)
General	547	594	538	465	490
Apartment house	6,181	6,574	6,272	5,792	5,754
Annual power	15,195	15,848	15,109	13,722	13,166
Total Steam Delivered to CECONY Customers	21,923	23,016	21,919	19,979	19,410
Steam Sold ($ in millions)
General	$31	$30	$29	$23	$26
Apartment house	187	180	176	148	158
Annual power	491	469	453	378	392
Other operating revenues	(26)	(51)	(29)	2	19
Total Steam Delivered to CECONY Customers	$683	$628	$629	$551	$595
Average Revenue per MMlb Sold	$32.34	$29.50	$30.02	$27.48	$29.68

24	CON EDISON ANNUAL REPORT 2017

For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Steam Peak Demand and Capacity
Demand for steam in CECONY’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2017/2018 (through January 31, 2018) occurred on January 5, 2018 when the demand reached 7.9 MMlb per hour. “Design weather” for the steam system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company’s estimate for the winter of 2018/2019 peak demand of its steam customers is about 9.0 MMlb per hour under design conditions. The company forecasts an average annual decrease in steam peak demand in its service area at design conditions over the next five years to be approximately 0.5 percent.
On December 31, 2017, the steam system was capable of delivering approximately 11.6 MMlb of steam per hour, and CECONY estimates that the system will have the same capability in the 2018/2019 winter.

Steam Supply
35 percent of the steam produced by CECONY in 2017 was supplied by the company’s steam-only generating assets; 48 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 17 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R
Electric Operations
Electric Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $963 million and $916 million at December 31, 2017 and 2016, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $220 million and $221 million at December 31, 2017 and 2016, respectively.
O&R and RECO own, in whole or in part, transmission and distribution facilities which include 532 circuit miles of transmission lines, 15 transmission substations, 62 distribution substations, 85,835 in-service line transformers, 3,743 pole miles of overhead distribution lines and 2,138 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.

Electric Sales and Deliveries
O&R delivers electricity to its full-service customers who purchase electricity from the company. The company also delivers electricity to its customers who purchase electricity from other suppliers through the company’s retail choice program.
The company charges all customers in its service area for the delivery of electricity. O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. O&R’s New York electric revenues (which accounted for 76 percent of O&R’s electric revenues in 2017) are subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism. O&R’s electric sales and deliveries for the last five years were:

CON EDISON ANNUAL REPORT 2017	25

	Year Ended December 31,
	2013	2014	2015	2016	2017
Electric Energy Delivered (millions of kWh)
Total deliveries to O&R full service customers	2,555	2,429	2,499	2,555	2,435
Delivery service for retail choice customers	3,166	3,240	3,237	3,180	2,976
Total Deliveries In Franchise Area	5,721	5,669	5,736	5,735	5,411
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$427	$455	$441	$426	$433
Delivery service for retail choice customers	192	207	213	213	201
Other operating revenues	9	18	9	(2)	8
Total Deliveries In Franchise Area	$628	$680	$663	$637	$642
Average Revenue Per kWh Sold (Cents)
Residential	18.1	20.3	19.2	18.4	19.8
Commercial and Industrial	14.8	16.8	15.4	14.3	15.0
For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in O&R’s service area occurs during the summer air conditioning season.The weather during the summer of 2017 was cooler than design conditions. O&R’s 2017 service area peak demand was 1,410 MW, which occurred on June 13, 2017. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the NYISO can invoke demand reduction programs under specific circumstances, design conditions do not include these programs’ potential impact. However, the O&R forecasted peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under design weather conditions, the 2018 service area peak demand will be 1,620 MW. The company forecasts an average annual growth in electric peak demand in its service area at design conditions over the next five years to be flat every year.

Electric Supply
The electricity O&R sold to its full-service customers in 2017 was purchased under firm power contracts or through the wholesale electricity market. The company expects that these resources will again be adequate to meet the requirements of its customers in 2018. O&R does not own any electric generating capacity. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts or purchased through the wholesale electricity market. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases. For information about the company’s contracts, see Note O to the financial statements in Item 8.
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

Gas Operations
Gas Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $573 million and $536 million at December 31, 2017 and 2016, respectively. Natural gas is delivered by pipeline to O&R at various points in or near its service territory and is distributed to customers by the company through an estimated 1,876 miles of mains and 105,265 service lines.

26	CON EDISON ANNUAL REPORT 2017

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

	Year Ended December 31,
	2013	2014	2015	2016	2017
Gas Delivered (MDt)
Firm Sales
Full service	8,808	9,529	9,348	9,723	10,480
Firm transportation	12,062	12,592	11,752	10,381	9,873
Total Firm Sales	20,870	22,121	21,100	20,104	20,353
Interruptible Sales	4,118	4,216	4,205	3,853	3,771
Total Gas Delivered to O&R Customers	24,988	26,337	25,305	23,957	24,124
Transportation of customer-owned gas
Sales for resale	885	945	906	867	896
Sales to electric generating stations	19	70	25	18	9
Off-System Sales	—	3	62	16	6
Total Sales	25,892	27,355	26,298	24,858	25,035

	Year Ended December 31,
	2013	2014	2015	2016	2017
Gas Delivered ($ in millions)
Firm Sales
Full service	$115	$121	$91	$99	$139
Firm transportation	77	75	68	70	74
Total Firm Sales	192	196	159	169	213
Interruptible Sales	3	2	3	3	7
Total Gas Delivered to O&R Customers	195	198	162	172	220
Transportation of customer-owned gas
Sales to electric generating stations	—	1	—	—	—
Other operating revenues	10	13	20	12	12
Total Sales	$205	$212	$182	$184	$232
Average Revenue Per Dt Sold
Residential	$13.31	$13.01	$10.11	$10.71	$13.86
General	$11.53	$11.30	$8.24	$8.17	$11.08
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand
The gas peak demand for firm sales customers in O&R’s service area occurs during the winter heating season.The peak day demand during the winter 2017/2018 (through January 31, 2018) occurred on January 6, 2018 when the demand reached 211 MDt. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2018/2019 service area peak day demand will be 223 MDt. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric generating stations. The company forecasts an average annual growth of the gas peak demand over the next five years at design conditions to be approximately 0.3 percent in its service area.

Gas Supply
O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

CON EDISON ANNUAL REPORT 2017	27

Clean Energy Businesses
Con Edison Development
Con Edison Development develops, owns and operates renewable and energy infrastructure projects. The company focuses its efforts on renewable electric production projects, and at the end of 2016 was the fifth largest owner of operating photovoltaic solar capacity in North America. The output of most of the projects is sold under long-term power purchase agreements (PPA) with utilities and municipalities. The following table shows the generating capacity (MW AC) of Con Edison Development's renewable electric production projects in operation at the end of the last five years:

Generating Capacity (MW AC)	2013	2014	2015	2016	2017
Renewable electric production projects	292	446	748	1,098	1,358
The following table provides information about the projects the company has in operation and/or in construction at December 31, 2017:

Project Name	Production Technology	Generating Capacity (a) (MW AC)	Purchased Power Agreement (PPA)Term (In Years) (b)	Actual/Expected In-Service Date (c)	Location (State)
Wholly owned projects
Pilesgrove	Solar	18	(d)	2011	New Jersey
Flemington Solar	Solar	8	(d)	2011	New Jersey
Frenchtown I, II and III	Solar	14	(d)	2011-13	New Jersey
PA Solar	Solar	10		2012	Pennsylvania
California Solar 2 (e)	Solar	80	20	2014-16	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	6	25	2015	Texas
Texas Solar 5 (e)	Solar	95	25	2015	Texas
Campbell County Wind	Wind	95	30	2015	South Dakota
Texas Solar 7 (e)	Solar	106	25	2016	Texas
California Solar 3 (e)	Solar	110	20	2016	California
Adams Wind (e)	Wind	23	7	2016	Minnesota
Valley View (e)	Wind	10	14	2016	Minnesota
Coram (e)	Wind	102	16	2016	California
Upton County Solar (e)	Solar	158	25	2017	Texas
Panoche Valley (partial)	Solar	62	20	2017	California
Projects of less than 5 MW	Solar / Wind	30	Various	Various	Various
Jointly owned projects (e) (f)
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2	Solar	75	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	38	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW (AC) in Operation		1,358
Panoche Valley (partial)	Solar	178	20	2018	California
Big Timber	Wind	25	25	2018	Montana
Total MW (AC) in Construction		203
Total MW (AC), All Projects		1,561

(a)	Represents Con Edison Development’s ownership interest in the project.

(b)	Represents PPA contractual term or remaining term from Con Edison Development’s date of acquisition.

(c)	Represents Actual/Expected In-Service Date or Con Edison Development's date of acquisition.

(d)	Solar Renewable Energy Credit hedges are in place, in lieu of PPAs, through 2021.

(e)	Project has been pledged as security for debt financing.

(f)	All of the jointly-owned projects are 50 percent owned, except for Texas Solar 4 (which is 80 percent owned). See Note Q to the financial statements in Item 8.

28	CON EDISON ANNUAL REPORT 2017

Con Edison Development's renewable electric production volumes generated for the twelve months ended December 31, 2017 compared with the 2016 period were:

	Millions of kWh Generated
	For the Years Ended December 31,
Description	2017	2016	Variation	Percent Variation
Renewable electric production projects
Solar	2,158	1,565	593	37.9%
Wind	988	651	337	51.8%
Total	3,146	2,216	930	42.0%

In May 2017, Con Edison Development sold a development-stage solar electric production project for $11 million and agreed to perform engineering, procurement and construction for the project (see Note U to the financial statements in Item 8).

Con Edison Energy
Con Edison Energy provides services to manage the dispatch, fuel requirements and risk management activities for 7,040 MW of generating plants and merchant transmission in the northeastern United States owned by unrelated parties and manages energy supply assets leased from others. The company also provides wholesale hedging and risk management services to renewable electric production projects owned by Con Edison Development and Con Edison Solutions.

Con Edison Solutions
Con Edison Solutions provides energy-efficiency services to government and commercial customers. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies. The company is compensated for its services based primarily on the increased energy efficiency of the installed equipment over a multi-year period. Con Edison Solutions has won competitive solicitations for energy savings contracts with the United States Department of Energy and the United States Department of Defense, and a shared energy savings contract with the United States Postal Service. The company also develops, owns and operates behind-the-meter renewable energy projects, predominately in Massachusetts and New York, with an aggregate capacity of 45 MW (AC).
In September 2016, Con Edison Solutions sold its retail electric supply business to a subsidiary of Exelon Corporation for cash consideration of $235 million. In addition, Con Edison received $23 million in cash as a working capital adjustment in February 2017. The retail electric supply business primarily sold electricity to industrial, commercial and governmental customers in the northeastern United States and Texas and also sold electricity to residential and small commercial customers (mass retail market) in the northeastern United States. See Note U to the financial statements in Item 8. Con Edison Solutions’ electricity sales for the last five years were:

	2013	2014	2015	2016	2017
Retail electric volumes sold (millions of kWh)	12,167	11,871	13,594	9,843	—

For information about the Clean Energy Businesses' results, see "Results of Operations" in Item 7 and Note N to the financial statements in Item 8.

Con Edison Transmission
CET Electric
CET Electric owns a 45.7 percent interest in New York Transco LLC (NY Transco). Affiliates of certain other New York transmission owners own the remaining interests.
NY Transco's existing projects include three (called the TOTS Projects) that the NYSPSC approved in October 2013 in its proceeding to address potential needs that could arise should the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) no longer be able to operate. The TOTS Projects include the two projects that CECONY developed and transferred to the NY Transco (see Note U to the financial statements in Item 8) and one project that another regulated affiliate of NY Transco developed. See “CECONY – Electric Operations – Electric Supply,” above.

CON EDISON ANNUAL REPORT 2017	29

In April 2015, FERC issued an order granting certain transmission incentives for NY Transco projects. In March 2016, the FERC approved a November 2015 settlement agreement that provides, in relation to the TOTS projects, for a 10 percent return on common equity (and/or 9.5 percent for capital costs in excess of $228 million incurred for initial commercial operation) and a maximum common equity ratio of 53 percent. The costs of the projects are allocated across New York State, with 63 percent to load serving entities in the CECONY and O&R service areas.
In December 2015, the NYSPSC issued an order in its competitive proceeding to select transmission projects that would relieve transmission congestion between upstate and downstate. The NYSPSC determined that there is a public policy need for new transmission to address the congestion, such as a project ($1,000 million estimated cost) proposed on behalf of NY Transco. This NY Transco project, would be developed, at least initially, by National Grid and NY Transco. The NYSPSC also directed certain developers, including NY Transco, to submit project(s) to the NYISO. The NYISO evaluated the submitted projects under its FERC-approved public policy planning process and, in October 2016, submitted its list of viable and sufficient projects (including the NY Transco project) to the NYSPSC for its determination as to whether the transmission need still exists. In January 2017, the NYSPSC found that the public policy need still exists, asking the NYISO to proceed with selection. The NYISO may select one or more of the viable and sufficient projects for development. In November 2017, FERC approved an August 2017 settlement agreement that provides for a 10.65 percent return on common equity (subject to a cost containment mechanism) and a maximum common equity ratio of 53 percent. Under the settlement agreement, the costs of the projects are allocated across New York State, with approximately 84 percent to load serving entities in the CECONY and O&R service areas. The cost of the project(s) selected by the NYISO would be recoverable through the NYISO’s tariff.

CET Gas
CET Gas, through its subsidiaries, owns a 50 percent interest in Stagecoach Gas Services LLC (Stagecoach), a 71.2 percent interest in Honeoye Storage Corporation (Honeoye) and a 12.5 percent ownership interest in Mountain Valley Pipeline LLC (MVP). Stagecoach is a joint venture with a subsidiary of Crestwood Equity Partners LP (Crestwood) to own, operate and further develop a gas pipeline and storage business located in northern Pennsylvania and southern New York. Stagecoach provides services to its customers (including CECONY, see Note S to the financial statements in Item 8) through its 181 miles of pipe and 41 Bcf of storage capacity. Honeoye, in which CECONY owns the remaining interest, operates a gas storage facility in upstate New York. MVP is a joint venture with four other partners developing a proposed 300-mile gas transmission project in West Virginia and Virginia. In October 2017, FERC issued a Certificate of Public Convenience and Necessity for the Mountain Valley Pipeline. Environmental groups have filed a rehearing request with FERC and petitioned the U.S. Court of Appeals for the District of Columbia for review of the FERC's order issuing the certificate. In February 2018, the court denied their requests to stay commencement of construction until after these matters relating to the FERC’s order had been decided. MVP has indicated that the project has an estimated total cost of $3,000 million to $3,500 million, and is targeted to be fully in-service during the fourth quarter of 2018. See Note S and Note U to the financial statements in Item 8.

For information about Con Edison Transmission's results, see "Results of Operations" in Item 7 and Note N to the financial statements in Item 8.

30	CON EDISON ANNUAL REPORT 2017

Capital Requirements and Resources
Capital Requirements
The following table contains the Companies’ capital requirements for the years 2015 through 2017 and their current estimate of amounts for 2018 through 2020:

	Actual			Estimate
(Millions of Dollars)	2015	2016	2017	2018	2019	2020
CECONY (a)(b)
Electric	$1,658	$1,819	$1,905	$1,933	$1,868	$1,894
Gas	671	811	909	970	970	1,015
Steam	106	126	90	105	95	87
Sub-total	2,435	2,756	2,904	3,008	2,933	2,996
O&R
Electric	114	114	128	139	146	137
Gas	46	52	61	62	56	53
Sub-total	160	166	189	201	202	190
Con Edison Transmission
CET Electric	—	51	—	—	—	—
CET Gas	—	1,027	66	360	14	—
Sub-total	—	1,078	66	360	14	—
Clean Energy Businesses	823	1,235	447	400	400	400
Total capital expenditures	3,418	5,235	3,606	3,969	3,549	3,586
Retirement of long-term securities
Con Edison – parent company	2	2	402	2	3	402
CECONY	350	650	—	1,200	475	350
O&R	143	79	4	55	62	—
Clean Energy Businesses	4	4	28	41	38	39
Total retirement of long-term securities	499	735	434	1,298	578	791
Total capital requirements	$3,917	$5,970	$4,040	$5,267	$4,127	$4,377

(a)
CECONY’s capital expenditures for environmental protection facilities and related studies were $224 million, $259 million and $381 million in 2015, 2016 and 2017, respectively, and are estimated to be $426 million in 2018.

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

Contractual Obligations
The following table summarizes the Companies’ material obligations at December 31, 2017 to make payments pursuant to contracts. Long-term debt, capital lease obligations and other noncurrent liabilities are included on their balance sheets. Operating leases and electricity purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

CON EDISON ANNUAL REPORT 2017	31

	Payments Due by Period
(Millions of Dollars)	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization)
CECONY	$13,386	$1,200	$825	$—	$11,361
O&R	666	55	62	—	549
Clean Energy Businesses	915	41	77	82	715
Parent	1,204	2	405	797	—
Interest on long-term debt (a)	13,314	734	1,258	1,179	10,143
Total long-term debt, including interest	29,485	2,032	2,627	2,058	22,768
Capital lease obligations (Note J)
CECONY	1	1	—	—	—
Total capital lease obligations	1	1	—	—	—
Operating leases (Notes J and Q)
CECONY	918	55	111	107	645
O&R	5	1	3	1	—
Clean Energy Businesses	133	7	12	13	101
Total operating leases	1,056	63	126	121	746
Purchase obligations
Electricity purchase power agreements – Utilities (Note I)
CECONY
Energy	2,136	96	197	204	1,639
Capacity (b)	1,338	255	309	118	656
Total CECONY	3,474	351	506	322	2,295
O&R
Energy and Capacity (b)	126	63	62	1	—
Total electricity and purchase power agreements – Utilities	3,600	414	568	323	2,295
Natural gas supply, transportation, and storage contracts – Utilities (c)
CECONY
Natural gas supply	227	186	41	—	—
Transportation and storage	3,197	260	588	545	1,804
Total CECONY	3,424	446	629	545	1,804
O&R
Natural gas supply	35	28	7	—	—
Transportation and storage	486	40	89	83	274
Total O&R	521	68	96	83	274
Total natural gas supply, transportation and storage contracts	3,945	514	725	628	2,078
Other purchase obligations
CECONY (d)	5,192	1,421	2,287	1,460	24
O&R (d)	300	88	99	50	63
Clean Energy Businesses (e)	243	204	33	3	3
Total other purchase obligations	5,735	1,713	2,419	1,513	90
Total	$43,822	$4,737	$6,465	$4,643	$27,977

(a)	Includes interest on variable rate debt calculated at rates in effect at December 31, 2017.

(b)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.

(c)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.

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

32	CON EDISON ANNUAL REPORT 2017

The Companies’ commitments to make payments in addition to these contractual commitments include their other liabilities reflected in their balance sheets, any funding obligations for their pension and other postretirement benefit plans, financial hedging activities, their collective bargaining agreements and Con Edison’s guarantees of certain obligations of the Clean Energy Businesses and CET – Electric. See Notes E, F, O and “Guarantees” in Note H to the financial statements in Item 8.
Capital Resources
Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison finances its capital requirements primarily through internally-generated funds and the sale of its securities. Con Edison’s ability to make payments on external borrowings and dividends on its common shares depends on receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries. See "Con Edison's Ability To Pay Dividends Or Interest Depends On Dividends From Its Subsidiaries" in Item 1A.
For information about restrictions on the payment of dividends by the Utilities and significant debt covenants, see Note C to the financial statements in Item 8.
For information on the Companies’ commercial paper program and revolving credit agreements with banks, see Note D to the financial statements in Item 8.
The Companies require access to the capital markets to fund capital requirements that are substantially in excess of available internally-generated funds. See “Capital Requirements,” above and "The Companies Require Access to Capital Markets to Satisfy Funding Requirements” in Item 1A. Each of the Companies believes that it will continue to be able to access capital, although capital market conditions may affect the timing and cost of the Companies’ financing activities. The Companies monitor the availability and costs of various forms of capital, and will seek to issue Con Edison common stock and other securities when it is necessary or advantageous to do so. For information about the Companies’ long-term debt and short-term borrowing, see Notes C and D to the financial statements in Item 8.

Con Edison plans to meet its 2018 capital requirements through internally-generated funds and the issuance of securities. The company's plans include the issuance of between $1,300 million and $1,800 million of long-term debt at the Utilities, and the issuance of additional debt secured by its renewable electric production projects. The plans also include the issuance of up to $450 million of common equity in addition to equity under its dividend reinvestment, employee stock purchase and long term incentive plans. The plans do not reflect the provision to the Utilities’ customers of any TCJA benefits that the NYSPSC and the NJBPU may require to be provided. See “Changes to Tax Laws Could Adversely Affect the Companies” in Item 1A, “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

The Utilities finance their operations, capital requirements and payment of dividends to Con Edison from internally-generated funds, contributions of equity capital from Con Edison, if any, and external borrowings. See "Liquidity and Capital Resources" in Item 7.
In 2016, the NYSPSC authorized CECONY, through 2019, to issue up to $5,200 million of debt securities ($2,500 million of which the company had issued as of December 31, 2017). In 2017, the NYSPSC authorized O&R, through 2021, to issue up to $310 million of debt securities (none of which the company had issued as of December 31, 2017). The NYSPSC also authorized CECONY and O&R for such periods to issue up to $2,500 million and $150 million, respectively, of debt securities to refund existing debt securities. At December 31, 2017, the Utilities had not refunded any securities pursuant to this authorization.
The Clean Energy Businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. Con Edison Transmission has financed its operations and capital requirements primarily with capital contributions and borrowings from Con Edison and internally-generated funds. See "Liquidity and Capital Resources" in Item 7.
For each of the Companies, the ratio of earnings to fixed charges (SEC basis) for the last five years was:

	Ratio of Earnings to Fixed Charges
	2013		2014	2015	2016	2017
Con Edison	3.0	(a)	3.6	3.5	3.6	3.6
CECONY	3.7		3.8	3.6	3.6	3.7

(a)	Reflects $95 million after-tax charge to earnings relating to Con Edison Development’s LILO transactions that were terminated in 2013.

CON EDISON ANNUAL REPORT 2017	33

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2013	2014	2015	2016	2017
Con Edison	54.0	52.2	52.1	49.3	51.1
CECONY	53.8	50.9	51.4	49.5	50.8
At December 31, 2017, the credit ratings assigned by Moody’s, S&P and Fitch to the senior unsecured debt and commercial paper of Con Edison, CECONY and O&R were as follows:

	Moody's	S&P	Fitch
Con Edison
Senior Unsecured Debt	A3	BBB+	BBB+
Commercial Paper	P-2	A-2	F2
CECONY
Senior Unsecured Debt	A2	A-	A-
Commercial Paper	P-1	A-2	F2
O&R
Senior Unsecured Debt	A3	A-	A-
Commercial Paper	P-2	A-2	F2

Credit ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A credit rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating. See “The Companies Require Access To Capital Markets To Satisfy Funding Requirements” and “Changes To Tax Laws Could Adversely Affect the Companies” in Item 1A.
CECONY has $636 million of tax-exempt debt for which the interest rates are to be determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.). Credit rating agencies have withdrawn the ratings of these insurers. Subsequently, there have not been sufficient bids to determine the interest rates pursuant to auctions, and interest rates have been determined by reference to a variable rate index. The weighted average annual interest rate on this tax-exempt debt was 2.05 percent on December 31, 2017. The weighted average interest rate was 1.41 percent, 0.75 percent and 0.14 percent for the years 2017, 2016 and 2015, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in auction rate debt interest expense are reconciled to the levels set in rates.

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
Based on the most recent data (2016) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its direct GHG emissions constitute less than 0.1 percent of the nation’s GHG emissions. Con Edison’s estimated emissions of GHG during the past five years were:

(Metric tons, in millions (a))	2013	2014	2015	2016	2017
CO2 equivalent emissions	3.4	3.2	3.2	3.1	3.0

(a)	Estimated emissions for 2017 are based on preliminary data and are subject to third-party verification.

34	CON EDISON ANNUAL REPORT 2017

Con Edison’s 50 percent decrease in direct GHG emissions (carbon dioxide, methane and sulfur hexafluoride) from the 2005 baseline (6.0 million metric tons) reflects the emission reductions resulting from equipment and repair projects, reduced steam demand, the increased use of natural gas in lieu of fuel oil at CECONY’s steam production facilities as well as projects to reduce sulfur hexafluoride emissions and to replace gas distribution pipes.
CECONY has participated for several years in voluntary initiatives with the EPA to reduce its methane and sulfur hexafluoride emissions. The Utilities reduce methane emissions from the operation of their gas distribution systems through pipe maintenance and replacement programs, by operating system components at lower pressure and by introducing new technologies to prioritize leak repairs and to reduce losses when work is performed on operating assets. The Utilities reduce emissions of sulfur hexafluoride, which is used for arc suppression in substation circuit breakers and switches, by using improved technologies to locate and repair leaks and by replacing older equipment. The Utilities also actively promote energy efficiency and the use of renewable generation to help their customers’ reduce their GHG emissions.
NYSERDA and New York utilities had been responsible for implementing the Energy Efficiency Portfolio Standard (EEPS) established by the NYSPSC through energy efficiency programs designed and managed by NYSERDA and the utilities and authorized by the NYSPSC. CECONY billed customers EEPS surcharges of approximately $103 million in 2015 and 2014 to fund these programs. EEPS authorization ended December 2015. Beginning January 2016, New York utilities have implemented Energy Efficiency Transition Implementation Plans (ETIPs) and are responsible for designing and managing their energy efficiency programs consistent with NYSPSC-approved, utility-specific program budgets and metrics. Effective January 2016, the utilities are recovering the costs of their ETIP programs from their customers primarily through NYSPSC-approved energy efficiency tracker surcharge mechanisms. The Utilities billed customers $99 million and $107 million in 2017 and 2016, respectively, through the tracker surcharge mechanism. Pursuant to CECONY's current electric rate plan, the company will supplement its existing ETIP programs with new energy efficiency, electric vehicle and system peak reduction programs, the cost of which will be reflected in base rates. See Note B to the financial statements in Item 8. The annual budgets of the existing and new programs are approximately $150 million and $208 million in 2018 and 2019, respectively.
Through the Utilities' energy-efficiency programs, customers reduced their annual energy use by approximately 1,578,000 MWh of electricity and 2,141,000 Dt of gas from the programs’ inception in 2009 through 2017, resulting in their avoiding the release of approximately 1,162,000 short tons of GHG into the atmosphere in 2017. In addition, CECONY’s other demand-side management programs assisted customers in reducing their annual energy use by approximately 345,000 MWh of electricity from the programs’ inception in 2004 through 2017, resulting in their avoiding the release of approximately 195,000 short tons of GHG into the atmosphere in 2017.
Emissions are also avoided by renewable electric production facilities replacing fossil-fueled electric production facilities. NYSERDA has been responsible for implementing the renewable portfolio standard (RPS) established by the NYSPSC. NYSERDA has entered into long-term agreements with developers of large renewable electric production facilities and pays them premiums based on the facilities’ electric output. These facilities sell their energy output in the wholesale energy market administered by the NYISO. As a result of the Utilities’ participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable electric production facilities. NYSERDA also has provided rebates to customers who installed eligible renewable electric production technologies. The electricity produced by such customer-sited renewables generation offsets the energy that the Utilities would otherwise have procured, thereby reducing the amount of electricity produced by non-renewable production facilities. The Utilities billed customers RPS surcharges of $19 million in 2016, (and approximately $697 million cumulatively from 2006) to fund these NYSERDA programs. In March 2016, NYSERDA reported that the statewide environmental benefits of having electricity generated by renewable production facilities from 2006 through 2015, as opposed to the State’s “system-mix,” amounts to approximately 6,700 tons of nitrogen oxides, 12,200 tons of sulfur dioxides and 6.4 million tons of carbon dioxide in reduced emissions over this time period. In January 2016, the NYSPSC approved a 10-year $5,300 million clean energy fund to be managed by NYSERDA under the NYSPSC's supervision. The clean energy fund has four portfolios: market development; innovation and research; NY Green Bank and NY Sun. The Utilities have eliminated the separate RPS tariff and now collect all clean energy fund surcharges through the system benefit charge (including previously authorized RPS, EEPS, Technology and Market Development collections and incremental clean energy fund collections to be collected from electric customers only). The Utilities billed customers clean energy fund surcharges of $298 million and $277 million in 2017 and 2016, respectively. For information about NYSPSC proceedings considering renewable generation see “Utility Regulation – State Utility Regulation – New York Utility Industry – Reforming the Energy Vision," above.
In June 2015, the New York State Energy Planning Board released its 2015 State Energy Plan. Under New York State law, any energy-related action or decision of State agencies must be reasonably consistent with the plan. The

CON EDISON ANNUAL REPORT 2017	35

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
In 2015, the United States Environmental Protection Agency (EPA) issued its Clean Power Plan to reduce carbon dioxide emissions from existing power plants 32 percent from 2005 levels by 2030. Under the Clean Power Plan, each state is required to submit for EPA approval a plan to reduce its emissions to specified rate-based or equivalent mass-based target levels (as determined in accordance with the Clean Power Plan) applicable to the state. For New York State, the emissions rate-based target level for 2030 is approximately 20 percent below its 2012 emissions rate. State plans may, among other things, include participation in regional cap-and-trade programs. In 2017, the EPA proposed to repeal its Clean Power Plan and issued an advanced notice of proposed rulemaking to solicit information as the EPA considers proposing a future rule.
CECONY is subject to carbon dioxide emissions regulations established by New York State under RGGI. The initiative, a cooperative effort by Northeastern and Mid-Atlantic states, established a decreasing cap on carbon dioxide emissions resulting from the generation of electricity. Under RGGI, affected electric generators are required to obtain emission allowances to cover their carbon dioxide emissions, available primarily through auctions administered by participating states or a secondary market. CECONY has purchased sufficient allowances of 6.64 million short tons to meet its requirement for the most recent RGGI compliance period (2015-2017). CECONY will purchase RGGI allowances during the next compliance period (2018-2020) based on anticipated emissions, which are expected to be similar to past compliance periods.
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

CECONY
Superfund
The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation costs, remediation costs and environmental damages. The sites as to which CECONY has been asserted to have liability under Superfund include its and its predecessor companies’ former manufactured gas sites, its multi-purpose Astoria site, the Gowanus Canal site, the Newtown Creek site and other Superfund sites discussed below. There may be additional sites as to which assertions will be made that the company has liability. For a further discussion of claims and possible claims against the company under Superfund, estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see Note G to the financial statements in Item 8.
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

36	CON EDISON ANNUAL REPORT 2017

Coal tar or other MGP-related contaminants have been detected at the remaining 36 sites. Remedial actions have been completed at all or portions of six sites and the NYSDEC has issued NFA letters for these sites. In addition, remedial actions have been completed by property owners at all or portions of three sites under the NYS Brownfield Cleanup Program and Certificates of Completion have been issued by the NYSDEC for these sites. Remedial design is ongoing for the remaining sites, however, the information as to the extent of contamination and scope of the remediation likely to be required for many of these sites is incomplete. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites (other than the Astoria site which is discussed below) could range from $453 million to $2,110 million.
Astoria Site
CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property owned by it in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to remediate the contamination. The company’s investigations are ongoing. The company has submitted to the NYSDEC and the New York State Department of Health reports and in the future will be submitting additional reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property could range from $163 million to $503 million.

Gowanus Canal
In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent to or near the 1.8 mile Gowanus Canal in Brooklyn, New York. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses and parking lots. The canal is near several residential neighborhoods. In September 2013, the EPA issued its record of decision for the site. The EPA concluded that there was significant contamination at the site, including polycyclic aromatic hydrocarbons, polychlorinated biphenyls (PCBs), pesticides, metals and volatile organic compounds. The EPA selected a remedy for the site that includes dredging and disposal of some contaminated sediments and stabilization and capping of contamination that will not be removed. The EPA estimated the cost of the selected remedy to be $506 million (and indicated the actual cost could be significantly higher or lower). The EPA has identified 39 potentially responsible parties (PRPs) with respect to the site, including CECONY (which the EPA indicated has facilities that may be a source of PCBs at the site). The EPA has ordered the PRPs, including CECONY, to coordinate and cooperate with each other to perform and/or fund the remedial design for the selected remedy, which current estimates indicate could cost approximately $68 million. CECONY is participating with other PRPs in an allocation process to determine each PRP’s share of the liability for these remedial design costs. In June 2015, other Federal agencies and the NYSDEC notified the PRPs of their intent to perform a natural resource damage assessment for the site. CECONY is unable to estimate its exposure to liability for the Gowanus Canal site.
Newtown Creek
In June 2017, CECONY received a notice of potential liability from the EPA with respect to the Newtown Creek site that was listed in 2010 on the EPA’s National Priorities List of Superfund sites. The EPA has identified 14 potentially responsible parties (PRPs) with respect to the site, including CECONY, and has indicated that it will notify the company as additional PRPs are identified and notified by the EPA. Newtown Creek and its tributaries (collectively, Newtown Creek) form a 3.8 mile border between Brooklyn and Queens, New York. Currently, the predominant land use around Newtown Creek includes industrial, petroleum, recycling, manufacturing and distribution facilities and warehouses. Other uses include trucking, concrete manufacture, transportation infrastructure and a wastewater treatment plant. Newtown Creek is near several residential neighborhoods. Six PRPs, not including CECONY, pursuant to an administrative settlement agreement and order on consent the EPA issued to them in 2011, have been performing a remedial investigation of the site. The EPA indicated that sampling events have shown the sediments in Newtown Creek to be contaminated with a wide variety of hazardous substances including PCBs, metals, pesticides, polycyclic aromatic hydrocarbons and volatile organic compounds. The EPA also indicated that it has reason to believe that hazardous substances have come to be released from CECONY facilities into Newtown Creek. The EPA’s current schedule anticipates completion of a feasibility study for the site by late 2018 and issuance of its record of decision selecting a remedy for the site by late 2020. CECONY is unable to estimate its exposure to liability for the Newtown Creek site.

CON EDISON ANNUAL REPORT 2017	37

Other Superfund Sites
In September 2007, the NYSDEC demanded that the company investigate and remediate PCB contamination that may have migrated from a former CECONY service center facility in Flushing New York, into the adjacent Flushing River. In April 2008, the company and the NYSDEC entered into a consent order under which the company agreed to implement a NYSDEC-approved investigation program for the Flushing River and, if deemed necessary by the NYSDEC to protect human health and the environment, to implement a NYSDEC-approved remediation program for any PCB contamination in the river attributable to the site. In March 2011, the company submitted to the NYSDEC a report indicating that PCBs had migrated from the site to sediment in a portion of the river. In August 2013, the NYSDEC selected a remedy that requires the company to submit a remedial design report, remove contaminated sediment, restore the river bed with clean material, prepare a site management plan and implement institutional controls. The final remedial design was submitted to and approved by the NYSDEC in 2017. CECONY has since procured a contractor, obtained all necessary permits and initiated the work in January 2018. The company estimates that its undiscounted potential liability for the completion of the cleanup in Flushing River could range from $4 million to $6 million.
In the fourth quarter of 2016, CECONY and another utility responded to a reported dielectric fluid leak at a New Jersey marina on the Hudson River associated with one or two underwater transmission lines, the New Jersey portion of which is owned and operated by the other utility and the New York portion of which is owned and operated by CECONY. During the third quarter of 2017, after the marina owner had cleared substantial debris from its collapsed pier, a dielectric fluid leak was found and repaired on one of the underwater transmission lines. In the fourth quarter of 2017, sediment regrading was completed in underwater areas of the marina that had been disturbed during the leak search and repair efforts. It also was discovered that the marina owner had previously placed substantial rip rap material over and in the vicinity of the feeders in an attempt to shore up its failing pier. The marina owner has now removed a portion of this material. In the first quarter of 2018, it is anticipated that CECONY and the other utility will continue their efforts to release residual dielectric fluid that may be trapped in the bottom of the marina.  Monitoring also will be conducted to evaluate whether any further action is necessary. CECONY expects that, consistent with the cost allocation provisions of their prior arrangements for the transmission lines, the costs to respond to the incident and repair the line, net of any recovery from the marina owner, will be shared by CECONY and the other utility. At December 31, 2017, the response and repair costs amounted to approximately $39 million, including those costs incurred by CECONY and those costs which the company has been notified have been incurred by the other utility and the U.S. Coast Guard.

In May 2017, a transformer failure at a CECONY substation discharged thousands of gallons of transformer oil into the soil. Some of the transformer oil, which contained small amounts of PCBs, leaked into the East River. The company, the U.S. Coast Guard, the NYSDEC and other agencies responded to the incident. The company has replaced the transformer, and is continuing to remediate and monitor the site, the costs of which are not expected to have a material adverse effect on its financial condition, results of operations or liquidity. In connection with the incident, the company may incur monetary sanctions of more than $0.1 million for violations of certain provisions regulating the discharge of materials into, and for the protection of, the environment.

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

38	CON EDISON ANNUAL REPORT 2017

Site	Location	Start	Court or Agency	% of Total Liability
Cortese Landfill	Narrowsburg, NY	1987	EPA	6.0%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	100.0%
Metal Bank of America	Philadelphia, PA	1987	EPA	1.0%
Global Landfill	Old Bridge, NJ	1988	EPA	0.4%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	0.7%

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
O&R has completed remedial investigations at all seven of its MGP sites and has received the NYSDEC’s decision regarding the remedial work to be performed at six of the sites. Of the six sites, O&R has completed remediation at four sites. Remedial design is ongoing for the remaining two sites. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites could range from $100 million to $156 million.
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

Site	Location	Start	Court or Agency	% of Total Liability
Metal Bank of America	Philadelphia, PA	1993	EPA	4.6%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	2.3%
Ellis Road	Jacksonville, FL	2011	EPA	0.2%

Other Federal, State and Local Environmental Provisions
Toxic Substances Control Act
Virtually all electric utilities, including CECONY, own equipment containing PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976. The Utilities have procedures in place to manage and dispose of oil and equipment containing PCBs properly when they are removed from service.

CON EDISON ANNUAL REPORT 2017	39

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
The EPA's Transport Rule (also referred to as the Cross-State Air Pollution Rule), which was implemented in January 2015, established a new cap and trade program requiring further reductions in air emissions than the Clean Air Intrastate Rule (CAIR) that it replaced. Under the Transport Rule, utilities are to be allocated emissions allowances and may sell the allowances or buy additional allowances. CECONY requested and received NYSPSC approval to change the provisions under which the company recovers its purchased power costs to provide for costs incurred to purchase emissions allowances and revenues received from the sale of allowances. CECONY complied with the Transport Rule in 2017 and expects to comply with the rule in 2018. If changes to the Transport Rule that have been proposed are adopted, the number of allowances allocated to CECONY would decrease and the company would be required to purchase allowances to offset the decreased allocation.

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
Employees
At December 31, 2017, Con Edison had no employees other than those of CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission (which had 14,010, 1,216, 356 and 9 employees, respectively). Of the CECONY and O&R employees, 8,267 and 627 employees, respectively, were represented by a collective bargaining unit. The collective bargaining agreement covering most of these CECONY employees expires in June 2020. Agreements covering other CECONY employees and O&R employees expire in June 2021 and May 2019, respectively.
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
The Companies have established an enterprise risk management program to identify, assess, manage and monitor its major business risks based on established criteria for the severity of an event, the likelihood of its occurrence, and the programs in place to control the event or reduce the impact. The Companies’ major risks include:

40	CON EDISON ANNUAL REPORT 2017

Regulatory/Compliance Risks:
The Companies Are Extensively Regulated And Are Subject To Penalties.    The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. State utility regulators may seek to impose substantial penalties on the Utilities for violations of state utility laws, regulations or orders. In addition, the Utilities' rate plans usually include penalties for failing to meet certain operating and customer satisfaction standards. See Note B to the financial statements in Item 8. FERC has the authority to impose penalties on the Utilities and the Clean Energy Businesses, which could be substantial, for violations of the Federal Power Act, the Natural Gas Act or related rules, including reliability and cyber security rules. Environmental agencies may seek penalties for failure to comply with laws, regulations or permits. The Companies may also be subject to penalties from other regulatory agencies. The Companies may be subject to new laws, regulations or other requirements or the revision or reinterpretation of such requirements, which could adversely affect them. In April 2014, the NYSPSC instituted its REV proceeding to improve system efficiency and reliability, encourage renewable energy resources, support distributed energy resources and empower customer choice. See “Utility Regulation” and “Environmental Matters – Climate Change and Other Federal, State and Local Environmental Provisions” in Item 1 and “Application of Critical Accounting Policies” in Item 7.
The Utilities’ Rate Plans May Not Provide A Reasonable Return.    The Utilities have rate plans approved by state utility regulators that limit the rates they can charge their customers. The rates are generally designed for, but do not guarantee, the recovery of the Utilities’ cost of service (including a return on equity). See “Utility Regulation – State Utility Regulation – Rate Plans” in Item 1 and “Rate Plans” in Note B to the financial statements in Item 8. Rates usually may not be changed during the specified terms of the rate plans other than to recover energy costs and limited other exceptions. The Utilities’ actual costs may exceed levels provided for such costs in the rate plans. State utility regulators can initiate proceedings to prohibit the Utilities from recovering from their customers the cost of service (including energy costs) that the regulators determine to have been imprudently incurred (see "Other Regulatory Matters" in Note B to the financial statements in Item 8). The Utilities have from time to time entered into settlement agreements to resolve various prudence proceedings.
The Companies May Be Adversely Affected By Changes To The Utilities’ Rate Plans.    The Utilities’ rate plans typically require action by regulators at their expiration dates, which may include approval of new plans with different provisions. The need to recover from customers increasing costs, taxes or state-mandated assessments or surcharges could adversely affect the Utilities’ opportunity to obtain new rate plans that provide a reasonable rate of return and continue important provisions of current rate plans. The Utilities’ current New York electric and gas rate plans include revenue decoupling mechanisms and their New York electric, gas and steam rate plans include provisions for the recovery of energy costs and reconciliation of the actual amount of pension and other postretirement, environmental and certain other costs to amounts reflected in rates. See “Rate Plans” and "Other Regulatory Matters" in Note B to the financial statements in Item 8.
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
Operations Risks:
The Failure of, or Damage to, the Companies’ Facilities Could Adversely Affect the Companies.    The Utilities provide electricity, gas and steam service using energy facilities, many of which are located either in, or close to, densely populated public places. See the description of the Utilities’ facilities in Item 1. A failure of, or damage to, these facilities, or an error in the operation or maintenance of these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. A natural disaster such as a major storm, a heat wave or hurricane could damage facilities and the Utilities may experience more severe consequences from attempting to operate during and after such events. The Utilities’ response to such events may be perceived to be below customer expectations. The Utilities could be required to pay substantial amounts that may not be covered by the Utilities’ insurance policies to repair or replace their facilities, compensate others for injury or death or other damage and settle any proceedings initiated by state utility regulators or other regulatory agencies. The occurrence of such events could also adversely affect the cost and availability of insurance. See “Other Regulatory Matters” in Note B and “Manhattan Explosion and Fire” in Note H to the financial statements in Item 8. Changes to laws, regulations or judicial doctrines could further expand the Utilities’ liability for service interruptions. See “Utility Regulation – State Utility Regulation” and "Environmental Matters" in Item 1.

CON EDISON ANNUAL REPORT 2017	41

A Cyber Attack Could Adversely Affect the Companies.    The Companies and other operators of critical energy infrastructure and energy market participants face a heightened risk of cyber attack. Cyber attacks may include hacking, viruses, malware, denial of service attacks, ransomware or other data security breaches. The U.S. Department of Energy's Quadrennial Energy Review, issued in January 2017, indicated that cyber threats to the electricity system are increasing in sophistication, magnitude and frequency. The Companies’ businesses require the continued operation of information systems and network infrastructure. See Item 1 for a description of the businesses of the Utilities, the Clean Energy Businesses and Con Edison Transmission. Interconnectivity with customers, independent system operators, energy traders and other energy market participants, suppliers, contractors and others exposes the Companies’ information systems and network infrastructure to an increased risk of cyber attack and increases the risk that a cyber attack on the Companies could affect others. In the event of a cyber attack that the Companies were unable to defend against or mitigate, the Companies could have their operations and the operations of their customers and others disrupted. The Companies could also have their financial and other information systems and network infrastructure impaired, property damaged and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation and damage to their reputation. The Companies have experienced cyber attacks, although none of the attacks had a material impact.
Environmental Risks:
The Companies Are Exposed to Risks From The Environmental Consequences Of Their Operations.    The Companies are exposed to risks relating to climate change and related matters. See “Environmental Matters – Climate Change” in Item 1. CECONY may also be impacted by regulations requiring reductions in air emissions. See “Environmental Matters – Other Federal, State and Local Environmental Provisions – Air Quality” in Item 1. In addition, the Utilities are responsible for hazardous substances, such as asbestos, PCBs and coal tar, that have been used or produced in the course of the Utilities’ operations and are present on properties or in facilities and equipment currently or previously owned by them. See “Environmental Matters” in Item 1 and Note G to the financial statements in Item 8. The Companies could be adversely affected if a causal relationship between electric and magnetic fields and adverse health effects were to be established.
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
The Companies Have Substantial Unfunded Pension And Other Postretirement Benefit Liabilities.    The Utilities have substantial unfunded pension and other postretirement benefit liabilities. The Utilities expect to make substantial contributions to their pension and other postretirement benefit plans. Significant declines in the market values of the investments held to fund pension and other postretirement benefits could trigger substantial funding requirements under governmental regulations. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits” and “Financial and Commodity Market Risks” in Item 7 and Notes E and F to the financial statements in Item 8.
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
The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their construction expenditures will exceed $9,500 million over the next three years. The Utilities use internally-generated funds, equity contributions from Con Edison, if any, and external borrowings to fund the construction expenditures. The Clean Energy Businesses and Con Edison Transmission are investing in renewable generation and energy infrastructure projects that require funds in excess of those produced in the businesses. Con Edison expects to finance its capital requirements primarily through internally generated funds and the sale of its securities. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.

42	CON EDISON ANNUAL REPORT 2017

Changes To Tax Laws Could Adversely Affect the Companies.  Changes to tax laws, regulations or interpretations thereof could have a material adverse impact on the Companies. The reduction in the federal corporate income tax rate to 21 percent under the TCJA is expected to result in decreased cash flows from operating activities, and require increased cash flows from financing activities, for the Utilities as and when rates the Utilities charge their customers are adjusted to reflect the reduction. Depending on the extent of these changes in cash flows, the changes could adversely impact the Companies’ credit ratings. See “Capital Requirements and Resources – Capital Resources” in Item 1, “Liquidity and Capital Resources – Cash Flows from Operating Activities” in Item 7, "Other Regulatory Matters" in Note B and Note L to the financial statements in Item 8.

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
CECONY
For a discussion of CECONY’s electric, gas and steam facilities, see “CECONY – Electric Operations – Electric Facilities,” “CECONY – Gas Operations – Gas Facilities” and “CECONY – Steam Operations – Steam Facilities” in Item 1 (which information is incorporated herein by reference).
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

CON EDISON ANNUAL REPORT 2017	43

Con Edison Transmission
Con Edison Transmission has no properties. Con Edison Transmission has ownership interests in electric and gas transmission companies. For information about these companies, see "Con Edison Transmission" in Item 1 (which information is incorporated herein by reference).

Item 3:    Legal Proceedings
For information about certain legal proceedings affecting the Companies, see “Other Regulatory Matters” in Note B, “Superfund Sites” and “Asbestos Proceedings” in Note G and “Manhattan Explosion and Fire” in Note H to the financial statements in Item 8 and “Environmental Matters – CECONY – Superfund” and “Environmental Matters – O&R – Superfund” in Item 1 of this report, which information is incorporated herein by reference.

Item 4:    Mine Safety Disclosures
Not applicable.

44	CON EDISON ANNUAL REPORT 2017

Executive Officers of the Registrant
The following table sets forth certain information about the executive officers of Con Edison as of February 15, 2018. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
John McAvoy	57	5/14 to present – Chairman of the Board, President and Chief Executive Officer and Director of Con Edison and Chairman, Chief Executive Officer and Trustee of CECONY
		12/13 to 4/14 – President and Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of CECONY
		1/13 to 11/13 – President and Chief Executive Officer of O&R
Robert Hoglund	56	9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and CECONY
Timothy P. Cawley	53	1/18 to present – President of CECONY
		12/13 to 12/17 – President and Chief Executive Officer of O&R
		11/13 – Senior Vice President of CECONY
		12/12 to 10/13 – Senior Vice President – Central Operations of CECONY
Robert Sanchez	52	12/17 to present – President and Chief Executive Officer of O&R
		11/17 – Senior Vice President of CECONY
		9/16 to 10/17 – Senior Vice President – Corporate Shared Services of CECONY
		9/14 to 8/16 – Vice President – Brooklyn & Queens Electric Operations of CECONY
		5/11 to 8/14 – Vice President – System & Transmission Operations of CECONY
Mark Noyes	53	12/16 to present – President and Chief Executive Officer of Con Edison Clean Energy Businesses, Inc.
		5/16 to present – President and Chief Executive Officer of Con Edison Solutions
		10/15 to present – President and Chief Executive Officer of Con Edison Development and Con Edison Energy
		10/14 to 9/15 – Senior Vice President and Chief Operating Officer of Con Edison Development and Con Edison Energy
		3/09 to 9/14 – Vice President of Con Edison Development
Joseph P. Oates	56	9/16 to present – President and Chief Executive Officer of Con Edison Transmission, Inc.
		1/16 to 8/16 – President of Con Edison Transmission, Inc.
		9/15 to 8/16 – Senior Vice President – Corporate Shared Services of CECONY
		9/12 to 8/15 – Senior Vice President – Business Shared Services of CECONY
Elizabeth D. Moore	63	5/13 to present – Senior Vice President and General Counsel of Con Edison and CECONY
		5/09 to 4/13 – General Counsel of Con Edison and CECONY
Frances A. Resheske	57	2/02 to present – Senior Vice President – Corporate Affairs (formerly known as Public Affairs) of CECONY
Mary E. Kelly	49	11/17 to present – Senior Vice President – Corporate Shared Services of CECONY
		1/16 to 10/17 – Vice President – Gas Engineering
		1/14 to 12/15 – Vice President – Construction
		5/09 to 12/14 – General Manager – Construction
Saumil P. Shukla	58	9/15 to present – Senior Vice President – Utility Shared Services of CECONY
		10/14 to 8/15 – Vice President – Supply Chain (Shared Services)
		9/07 to 9/14 – Vice President – Steam Operations of CECONY
Robert Muccilo	61	7/09 to present – Vice President and Controller of Con Edison and CECONY
		11/09 to present – Chief Financial Officer and Controller of O&R
Yukari Saegusa	50	9/16 to present – Treasurer of Con Edison and CECONY
		8/16 to present – Vice President of Con Edison and CECONY
		8/13 to present – Treasurer of O&R
		3/13 to 7/16 – Director of Corporate Finance of CECONY
		12/08 to 3/13 – Managing Director, Debt Capital Markets at Barclays Capital
Gurudatta Nadkarni	52	1/08 to present – Vice President of Strategic Planning of CECONY

CON EDISON ANNUAL REPORT 2017	45

Part II
Item 5:    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison
Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2018, there were 44,765 holders of record of Con Edison’s Common Shares.
The market price range for Con Edison’s Common Shares during 2016 and 2017, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2016 and 2017 were as follows:

	2016			2017
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$77.02	$63.47	$0.67	$78.98	$72.13	$0.69
2nd Quarter	$80.44	$70.31	$0.67	$85.13	$77.14	$0.69
3rd Quarter	$81.88	$72.93	$0.67	$86.16	$80.02	$0.69
4th Quarter	$76.03	$68.76	$0.67	$89.70	$80.26	$0.69
On January 18, 2018, Con Edison declared a quarterly dividend of 71.5 cents per Common Share. The first quarter 2018 dividend will be paid on March 15, 2018.
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
During 2017, the market price of Con Edison’s Common Shares increased by 15.3 percent (from $73.68 at year-end 2016 to $84.95 at year-end 2017). By comparison, the S&P 500 Index increased 19.4 percent and the S&P 500 Utilities Index increased 8.3 percent. The total return to Con Edison’s common shareholders during 2017, including both price appreciation and investment of dividends, was 19.3 percent. By comparison, the total returns for the S&P 500 Index and the S&P 500 Utilities Index were 21.8 percent and 12.1 percent, respectively. For the five-year period 2013 through 2017 inclusive, Con Edison’s shareholders’ total return was 86.3 percent, compared with total returns for the S&P 500 Index and the S&P 500 Utilities Index of 108.1 percent and 81.1 percent, respectively.

46	CON EDISON ANNUAL REPORT 2017

Total Return Performance
Consolidated Edison, Inc.
S&P 500 Index
S&P Utilities
Index Value
250
225
200
175
150
125
100
75
2012
2013
2014
2015
2016
2017

	Years Ended December 31,
Company / Index	2012	2013	2014	2015	2016	2017
Consolidated Edison, Inc.	100.00	103.79	129.53	131.36	156.23	186.34
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P Utilities	100.00	113.21	146.02	138.95	161.57	181.13
Based on $100 invested at December 31, 2012, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.
CECONY
The outstanding shares of CECONY’s Common Stock ($2.50 par value) are the only class of common equity of CECONY. They are held by Con Edison and are not traded.
The dividends declared by CECONY in 2016 and 2017 are shown in its Consolidated Statement of Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

Item 6:    Selected Financial Data
For selected financial data of Con Edison and CECONY, see “Introduction” appearing before Item 1 (which selected financial data is incorporated herein by reference).

CON EDISON ANNUAL REPORT 2017	47

Item 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This combined management’s discussion and analysis of financial condition and results of operations relates to the consolidated financial statements included in this report of two separate registrants: Con Edison and CECONY, and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and CECONY. CECONY is a subsidiary of Con Edison and, as such, information in this management’s discussion and analysis about CECONY applies to Con Edison.
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

	For the Year Ended December 31, 2017				At December 31, 2017
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Assets
CECONY	$10,468	87%	$1,104	72%	$40,451	84%
O&R	874	7%	64	4%	2,773	6%
Total Utilities	11,342	94%	1,168	76%	43,224	90%
Clean Energy Businesses (a)(b)	694	6%	332	22%	2,735	6%
Con Edison Transmission (b)	3	—%	44	3%	1,222	2%
Other (b)(c)	(6)	—%	(19)	(1)%	930	2%
Total Con Edison	$12,033	100%	$1,525	100%	$48,111	100%

(a)
Net income from the Clean Energy Businesses for the year ended December 31, 2017 includes $1 million net after-tax gain related to the sale of a development stage solar electric production project (see Note U to the financial statements in Item 8). Also includes for the year ended December 31, 2017, $1 million of net after-tax mark-to-market gain.

(b)
Upon enactment of the TCJA, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 (TCJA). As a result, Con Edison decreased its net deferred tax liabilities by $5,312 million, recognized $259 million in net income, decreased its regulatory asset for future income tax by $1,250 million, decreased its regulatory asset for revenue taxes by $90 million and accrued a regulatory liability for future income tax of $3,713 million. The amount recognized in net income for the Clean Energy Businesses, Con Edison Transmission and the parent company was $269 million, $11 million and  $(21) million, respectively. See “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

(c)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income and earnings per share for the years ended December 31, 2017, 2016 and 2015 were as follows:

(Millions of Dollars, except per share amounts)	Net Income			Earnings per Share
	2017	2016	2015	2017	2016	2015
CECONY	$1,104	$1,056	$1,084	$3.59	$3.52	$3.70
O&R (a)	64	59	52	0.21	0.20	0.18
Clean Energy Businesses (b)(c)	332	118	59	1.08	0.39	0.20
Con Edison Transmission (c)	44	20	—	0.15	0.07	—
Other (c)(d)	(19)	(8)	(2)	(0.06)	(0.03)	(0.01)
Con Edison (e)	$1,525	$1,245	$1,193	$4.97	$4.15	$4.07

(a)	Includes $3 million or $0.01 a share of net loss in 2015 related to the impairment of certain assets held for sale (see Note U to the financial statements in Item 8).

(b)
Includes $1 million or $0.00 a share of net after-tax gain on the sale of a solar electric production project in 2017 (see Note U to the financial statements in Item 8). Also includes $56 million or $0.19 a share of net gain related to the sale of the retail electric supply business and $(12) million or $(0.04) a share of net loss related to the goodwill impairment charge on two energy services companies in 2016 (see Notes U and K to the financial statements in Item 8). Includes $1 million or $0.00 a share, $3 million or $0.02 a share and $(73) million or $(0.25) a share of net after-tax mark-to-market gains/(losses) in 2017, 2016 and 2015, respectively.

(c)
Upon enactment of the TCJA, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under TCJA. As a result, Con Edison decreased its net deferred tax liabilities by $5,312 million, recognized $259 million in net income, decreased its regulatory asset for future income tax by $1,250 million, decreased its regulatory asset for revenue taxes by $90 million and accrued a regulatory liability for future income tax of $3,713 million. The amount recognized in net income for the Clean Energy

48	CON EDISON ANNUAL REPORT 2017

Businesses, Con Edison Transmission and the parent company was $269 million, $11 million and  $(21) million, respectively. See “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

(d)	Other includes parent company and consolidation adjustments.

(e)	Earnings per share on a diluted basis were $4.94 a share, $4.12 a share and $4.05 a share in 2017, 2016 and 2015, respectively.
The Companies’ results of operations for 2017, as compared with 2016, and for 2016, as compared with 2015, reflect changes in the Utilities' rate plans and regulatory charges and the impact of weather on steam revenues. The results of operations also reflect income from renewable investments at the Clean Energy Businesses. The results of operations for 2017, as compared with 2016, reflect income from equity investments at Con Edison Transmission, and for 2016, as compared with 2015, reflect higher electric retail gross profit at the Clean Energy Businesses. Operations and maintenance expenses for CECONY for 2017, as compared with 2016, primarily reflect lower costs for pensions and other postretirement benefits. For 2016, as compared with 2015, operations and maintenance expenses reflect lower costs for uncollectible expenses; and for the Utilities reflect lower surcharges for assessments and fees that are collected in revenues from customers. In addition, the Utilities' rate plans provide for revenues to cover expected changes in certain operating costs including depreciation, property taxes and other tax matters.
The following tables present the estimated effect on earnings per share and net income for 2017 as compared with 2016, and 2016 as compared with 2015, resulting from these and other major factors:

CON EDISON ANNUAL REPORT 2017	49

	Variation for the Years Ended December 31, 2017 vs. 2016
	Earnings per Share	Net Income (Millions of Dollars)
CECONY (a)
Changes in rate plans and regulatory charges	$0.47	$143
Reflects higher electric net base revenues of $0.10 a share resulting from the increased base rates under the company's new electric rate plan, higher gas net base revenues of $0.21 a share, growth in the number of gas customers of $0.05 a share, incentives earned under the Earnings Adjustment Mechanisms of $0.03 a share and the Energy Efficiency Portfolio Standard of $0.04 a share, a property tax refund incentive of $0.01 a share, lower retention of TCC auction proceeds of $(0.03) a share, and an increase to the regulatory reserve related to certain gas proceedings in 2016 of $0.03 a share.

Weather impact on steam revenues	0.02	6
Operations and maintenance expenses	0.30	90	Reflects lower pension and other postretirement benefits costs of $0.29 a share.
Depreciation, property taxes and other tax matters	(0.57)	(170)	Reflects higher depreciation and amortization expense of $(0.18) a share, property taxes of $(0.27) a share, and income taxes of $(0.12) a share.
Other	(0.15)	(21)	Includes the dilutive effect of Con Edison's stock issuances.
Total CECONY	0.07	48
O&R (a)
Changes in rate plans and regulatory charges	0.06	18	Reflects higher electric and gas net base revenues of $0.01 and $0.04 a share, respectively.
Operations and maintenance expenses	(0.03)	(9)	Reflects higher pension costs.
Depreciation, property taxes and other tax matters	(0.03)	(6)
Other	0.01	2	Includes the dilutive effect of Con Edison's stock issuances.
Total O&R	0.01	5
Clean Energy Businesses
Operating revenues less energy costs	0.33	99
Reflects revenues from the engineering, procurement and construction of Upton 2 and higher revenues from renewable electric production projects, lower revenues and energy costs resulting from the retail electric supply business that was sold in September 2016. Includes $0.01 a share net after-tax mark-to market gains in 2016. Substantially all the mark-to-market effects in the 2016 periods were related to the retail electric business sold in September 2016.

Operations and maintenance expenses	(0.30)	(89)	Reflects Upton 2 engineering, procurement and construction costs and higher energy service costs.
Depreciation	(0.06)	(19)
Net interest expense	(0.02)	(5)
Gain on sale of the Clean Energy Businesses' retail electric supply business in 2016	0.19	56
Goodwill impairment related to the Clean Energy Businesses' energy service business in 2016	(0.04)	(12)
Gain on sale of the Clean Energy Businesses' solar electric production project	—	(1)
Enactment of the TCJA	0.88	269
Other	(0.29)	(84)	Includes the dilutive effect of Con Edison's stock issuances.
Total Clean Energy Businesses	0.69	214
Con Edison Transmission	0.08	24	Includes the effect of the TCJA of $0.04 a share. Reflects income from equity investments and the dilutive effect of Con Edison's stock issuances.
Other, including parent company expenses	(0.03)	(11)	Includes the effect of the TCJA of $(0.07) a share. Reflects higher state income tax benefits and the dilutive effect of Con Edison's stock issuances.
Total	$0.82	$280

a.
Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. In general, the utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect Con Edison’s results of operations.

50	CON EDISON ANNUAL REPORT 2017

	Variation for the Years Ended December 31, 2016 vs. 2015
	Earnings per Share	Net Income (Millions of Dollars)
CECONY (a)
Changes in rate plans and regulatory charges	$0.34	$96
Reflects higher electric, gas, and steam net base revenues of $0.07 a share, $0.11 a share, and $0.04 a share, respectively, lower regulatory reserves related to electric and steam earnings sharing of $0.10 a share, and an increase to the regulatory reserve related to certain gas proceedings of $(0.03) a share.

Weather impact on steam revenues	(0.07)	(21)
Operations and maintenance expenses	0.15	45	Reflects lower regulatory assessments and fees that are collected in revenues from customers.
Depreciation, property taxes and other tax matters	(0.43)	(126)	Reflects higher depreciation and amortization expense of $(0.14) a share, property taxes of $(0.19) a share, and income taxes of $(0.10) a share.
Other	(0.17)	(22)	Includes the dilutive effect of Con Edison's stock issuances.
Total CECONY	(0.18)	(28)
O&R (a)
Changes in rate plans and regulatory charges	—	1
Operations and maintenance expenses	0.06	19	Reflects lower pension costs of $0.04 a share and higher operating costs of $(0.02) a share. Includes the charge-off of certain regulatory assets of $(0.04) a share in 2015.
Depreciation, property taxes and other tax matters	(0.03)	(10)	Reflects primarily higher property taxes of $(0.03) a share.
Other	(0.01)	(3)	Includes the impairment of certain assets held for sale in 2015 of $0.01 a share and the dilutive effect of Con Edison's stock issuances.
Total O&R	0.02	7
Clean Energy Businesses
Operating revenues less energy costs	0.14	43
Reflects higher revenues from renewable electric production projects and energy services. Includes $0.01 a share net after-tax mark-to market gains in 2016. Substantially, all the mark-to-market effects in the 2016 periods were related to the retail electric business sold in September 2016.

Gain on sale of the Clean Energy Businesses' retail electric supply business	0.19	56
Operations and maintenance expenses	(0.06)	(18)	Reflects primarily higher energy service costs.
Net interest expense	(0.05)	(14)
Other	(0.03)	(8)	Includes the dilutive effect of Con Edison's stock issuances.
Total Clean Energy Businesses	0.19	59
Con Edison Transmission	0.07	20	Reflects income from equity investments and the dilutive effect of Con Edison's stock issuances.
Other, including parent company expenses	(0.02)	(6)	Reflects primarily certain income tax benefits in 2015.
Total	$0.08	52

a.
Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. In general, the utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect Con Edison’s results of operations.

CON EDISON ANNUAL REPORT 2017	51

The Companies’ other operations and maintenance expenses for the years ended December 31, 2017, 2016 and 2015 were as follows:

(Millions of Dollars)	2017	2016	2015
CECONY
Operations	$1,528	$1,477	$1,464
Pensions and other postretirement benefits	202	348	364
Health care and other benefits	170	160	159
Regulatory fees and assessments (a)	476	469	550
Other	294	352	344
Total CECONY	2,670	2,806	2,881
O&R	316	301	333
Clean Energy Businesses	313	164	134
Con Edison Transmission	10	3	—
Other (b)	(6)	(5)	(4)
Total other operations and maintenance expenses	$3,303	$3,269	$3,344

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2017, 2016 and 2015 follows. For additional business segment financial information, see Note N to the financial statements in Item 8.

52	CON EDISON ANNUAL REPORT 2017

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
The Companies’ results of operations in 2017 compared with 2016 were:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$303	3.0%	$53	6.5%	$(397)	(36.4)%	$3	—%	$(4)	Large	$(42)	(0.3)%
Purchased power	(153)	(9.8)	(6)	(3.0)	(677)	Large	—	—	(2)	—	(838)	(34.4)
Fuel	44	25.6	—	—	—	—	—	—	—	—	44	25.6
Gas purchased for resale	191	59.9	26	55.3	114	Large	—	—	—	—	331	69.4
Other operations and maintenance	(136)	(4.8)	15	5.0	149	90.9	7	Large	(1)	(20.0)	34	1.0
Depreciation and amortization	89	8.0	4	6.0	32	76.2	1	—	(1)	Large	125	10.3
Taxes, other than income taxes	125	6.5	3	3.8	(4)	(20.0)	—	—	—	—	124	6.1
Gain on sale of retail electric supply business (2016) and solar electric production project (2017)	—	—	—	—	(103)	(99.0)	—	—	—	—	(103)	(99.0)
Operating income	143	6.3	11	8.5	(114)	(62.3)	(5)	Large	—	—	35	1.4
Other income less deductions	7	—	—	—	11	50.0	37	86.0	(3)	Large	52	81.3
Net interest expense	20	3.3	—	—	9	26.5	10	Large	(6)	(35.3)	33	4.7
Income before income tax expense	130	7.8	11	11.6	(112)	(65.5)	22	64.7	3	18.8	54	2.8
Income tax expense	82	13.6	6	16.7	(326)	Large	(2)	(14.3)	14	Large	(226)	(32.4)
Net income	$48	4.5%	$5	8.5%	$214	Large	$24	Large	$(11)	Large	$280	22.5%
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CON EDISON ANNUAL REPORT 2017	53

CECONY

	For the Year Ended December 31, 2017				For the Year Ended December 31, 2016
(Millions of Dollars)	Electric	Gas	Steam	2017 Total	Electric	Gas	Steam	2016 Total	2017-2016 Variation
Operating revenues	$7,972	$1,901	$595	$10,468	$8,106	$1,508	$551	$10,165	$303
Purchased power	1,379	—	36	1,415	1,533	—	35	1,568	(153)
Fuel	127	—	89	216	104	—	68	172	44
Gas purchased for resale	—	510	—	510	—	319	—	319	191
Other operations and maintenance	2,054	436	180	2,670	2,210	408	188	2,806	(136)
Depreciation and amortization	925	185	85	1,195	865	159	82	1,106	89
Taxes, other than income taxes	1,625	298	134	2,057	1,547	265	120	1,932	125
Operating income	$1,862	$472	$71	$2,405	$1,847	$357	$58	$2,262	$143
Electric
CECONY’s results of electric operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Variation
Operating revenues	$7,972	$8,106	$(134)
Purchased power	1,379	1,533	(154)
Fuel	127	104	23
Other operations and maintenance	2,054	2,210	(156)
Depreciation and amortization	925	865	60
Taxes, other than income taxes	1,625	1,547	78
Electric operating income	$1,862	$1,847	$15
CECONY’s electric sales and deliveries in 2017 compared with 2016 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2017	December 31, 2016	Variation	Percent Variation		December 31, 2017	December 31, 2016	Variation	Percent Variation
Residential/Religious (b)	9,924	10,400	(476)	(4.6)%		$2,515	$2,591	$(76)	(2.9)%
Commercial/Industrial	9,246	9,429	(183)	(1.9)		1,823	1,803	20	1.1
Retail choice customers	26,136	26,813	(677)	(2.5)		2,712	2,768	(56)	(2.0)
NYPA, Municipal Agency and other sales	10,012	10,103	(91)	(0.9)		633	620	13	2.1
Other operating revenues (c)	—	—	—	—		289	324	(35)	(10.8)
Total	55,318	56,745	(1,427)	(2.5)%	(d)	$7,972	$8,106	$(134)	(1.7)%

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

(d)	After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.1 percent in 2017 compared with 2016.
Operating revenues decreased $134 million in 2017 compared with 2016 due primarily to lower purchased power expenses ($154 million), offset in part by higher fuel expenses ($23 million).
Purchased power expenses decreased $154 million in 2017 compared with 2016 due to lower unit costs ($86 million) and purchased volumes ($68 million).

54	CON EDISON ANNUAL REPORT 2017

Fuel expenses increased $23 million in 2017 compared with 2016 due to higher unit costs.
Other operations and maintenance expenses decreased $156 million in 2017 compared with 2016 due primarily to lower costs for pension and other postretirement benefits ($126 million) and other employee benefits related to a rabbi trust ($22 million).
Depreciation and amortization increased $60 million in 2017 compared with 2016 due primarily to higher electric utility plant balances.
Taxes, other than income taxes increased $78 million in 2017 compared with 2016 due primarily to higher property taxes ($97 million) and the absence in 2017 of a favorable state audit settlement in 2016 ($5 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017 – 2018 ($21 million) and lower state and local taxes ($4 million).
Gas
CECONY’s results of gas operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Variation
Operating revenues	$1,901	$1,508	$393
Gas purchased for resale	510	319	191
Other operations and maintenance	436	408	28
Depreciation and amortization	185	159	26
Taxes, other than income taxes	298	265	33
Gas operating income	$472	$357	$115
CECONY’s gas sales and deliveries, excluding off-system sales, in 2017 compared with 2016 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2017	December 31, 2016	Variation	Percent Variation		December 31, 2017	December 31, 2016	Variation	Percent Variation
Residential	52,244	47,794	4,450	9.3%		$802	$667	$135	20.2%
General	30,761	28,098	2,663	9.5		334	266	68	25.6
Firm transportation	71,353	68,442	2,911	4.3		524	426	98	23.0
Total firm sales and transportation	154,358	144,334	10,024	6.9	(b)	1,660	1,359	301	22.1
Interruptible sales (c)	7,553	8,957	(1,404)	(15.7)		35	34	1	2.9
NYPA	37,033	43,101	(6,068)	(14.1)		2	2	—	—
Generation plants	61,800	87,835	(26,035)	(29.6)		25	25	—	—
Other	21,317	21,165	152	0.7		31	32	(1)	(3.1)
Other operating revenues (d)	—	—	—	—		148	56	92	Large
Total	282,061	305,392	(23,331)	(7.6)%		$1,901	$1,508	$393	26.1%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 5.9 percent in 2017 compared with 2016, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 3,816 thousands and 4,708 thousands of Dt for 2017 and 2016, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

Operating revenues increased $393 million in 2017 compared with 2016 due primarily to increased gas purchased for resale expense ($191 million) and higher revenues from the gas rate plan and growth in the number of customers ($182 million).
Gas purchased for resale increased $191 million in 2017 compared with 2016 due to higher unit costs ($176 million) and purchased volumes ($15 million).

CON EDISON ANNUAL REPORT 2017	55

Other operations and maintenance expenses increased $28 million in 2017 compared with 2016 due primarily to higher pension and other postretirement benefits costs ($12 million), health and life insurance expenses ($7 million) and surcharges for assessments and fees that are collected in revenues from customers ($5 million).
Depreciation and amortization increased $26 million in 2017 compared with 2016 due primarily to higher gas utility plant balances.
Taxes, other than income taxes increased $33 million in 2017 compared with 2016 due primarily to higher property taxes ($25 million), state and local taxes ($7 million) and payroll taxes ($4 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017 – 2018 ($4 million).
Steam
CECONY’s results of steam operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Variation
Operating revenues	$595	$551	$44
Purchased power	36	35	1
Fuel	89	68	21
Other operations and maintenance	180	188	(8)
Depreciation and amortization	85	82	3
Taxes, other than income taxes	134	120	14
Steam operating income	$71	$58	$13
CECONY’s steam sales and deliveries in 2017 compared with 2016 were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Years Ended					For the Years Ended
Description	December 31, 2017	December 31, 2016	Variation	Percent Variation		December 31, 2017	December 31, 2016	Variation	Percent Variation
General	490	465	25	5.4%		$26	$23	$3	13.0%
Apartment house	5,754	5,792	(38)	(0.7)		158	148	10	6.8
Annual power	13,166	13,722	(556)	(4.1)		392	378	14	3.7
Other operating revenues (a)	—	—	—	—		19	2	17	Large
Total	19,410	19,979	(569)	(2.8)%	(b)	$595	$551	$44	8.0%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan. See Note B to the financial statements in Item 8.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 3.8 percent in 2017 compared with 2016.
Operating revenues increased $44 million in 2017 compared with 2016 due primarily to higher fuel expenses ($21 million), the weather impact on revenues ($10 million), a property tax refund incentive in 2017 ($5 million) and lower regulatory reserve related to steam earnings sharing ($3 million).
Purchased power expenses increased $1 million in 2017 compared with 2016 due to higher unit costs ($4 million), offset by lower purchased volumes ($3 million).
Fuel expenses increased $21 million in 2017 compared with 2016 due to higher unit costs.
Other operations and maintenance expenses decreased $8 million in 2017 compared with 2016 due primarily to lower equipment maintenance expenses ($6 million) and lower municipal infrastructure support costs ($2 million).
Depreciation and amortization increased $3 million in 2017 compared with 2016 due primarily to higher steam utility plant balances.
Taxes, other than income taxes increased $14 million in 2017 compared with 2016 due primarily to higher property taxes ($13 million) and state and local taxes ($1 million).

56	CON EDISON ANNUAL REPORT 2017

Taxes, Other Than Income Taxes
At $2,057 million, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

	For the Years Ended December 31,
(Millions of Dollars)	2017		2016		Variation
Property taxes	$1,692		$1,557		$135
State and local taxes related to revenue receipts	319		315		4
Payroll taxes	67		65		2
Other taxes	(21)		(5)		(16)
Total	$2,057	(a)	$1,932	(a)	$125

(a)	Including sales tax on customers’ bills, total taxes other than income taxes in 2017 and 2016 were $2,495 and $2,358 million, respectively.

Other Income (Deductions)
Other income (deductions) increased $7 million in 2017 compared with 2016 due primarily to an increase in investment and other income.
Net Interest Expense
Net interest expense increased $20 million in 2017 compared with 2016 due primarily to higher long-term debt balances in 2017.
Income Tax Expense
Income taxes increased $82 million in 2017 compared with 2016 due primarily to higher income before income tax expense ($52 million), a decrease in tax benefits for plant-related flow through items ($35 million), lower research and development tax credits ($8 million) and a higher reserve for injuries and damages ($5 million), offset in part by lower state income taxes ($7 million) and higher tax credits included in Con Edison's filing of its 2016 consolidated federal tax return in September 2017 ($6 million).
O&R

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
(Millions of Dollars)	Electric	Gas	2017 Total	Electric	Gas	2016 Total	2017-2016 Variation
Operating revenues	$642	$232	$874	$637	$184	$821	$53
Purchased power	191	—	191	197	—	197	(6)
Gas purchased for resale	—	73	73	—	47	47	26
Other operations and maintenance	247	69	316	244	57	301	15
Depreciation and amortization	51	20	71	49	18	67	4
Taxes, other than income taxes	53	29	82	52	27	79	3
Operating income	$100	$41	$141	$95	$35	$130	$11
Electric
O&R’s results of electric operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Variation
Operating revenues	$642	$637	$5
Purchased power	191	197	(6)
Other operations and maintenance	247	244	3
Depreciation and amortization	51	49	2
Taxes, other than income taxes	53	52	1
Electric operating income	$100	$95	$5

CON EDISON ANNUAL REPORT 2017	57

O&R’s electric sales and deliveries in 2017 compared with 2016 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2017	December 31, 2016	Variation	Percent Variation		December 31, 2017	December 31, 2016	Variation	Percent Variation
Residential/Religious (b)	1,567	1,654	(87)	(5.3)%		$311	$304	$7	2.3%
Commercial/Industrial	763	801	(38)	(4.7)		113	114	(1)	(0.9)
Retail choice customers	2,976	3,180	(204)	(6.4)		201	213	(12)	(5.6)
Public authorities	105	100	5	5.0		9	8	1	12.5
Other operating revenues (c)	—	—	—	—		8	(2)	10	Large
Total	5,411	5,735	(324)	(5.6)%	(d)	$642	$637	$5	0.8%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 2.2 percent in 2017 compared with 2016.
Operating revenues increased $5 million in 2017 compared with 2016 due primarily to higher revenues from the New York electric rate plan ($14 million) and RECO transmission rate relief ($2 million), offset in part by lower purchased power expenses ($6 million) and the absence of revenues in 2017 from Pike County Light & Power Company (Pike), which was sold in 2016 ($4 million).
Purchased power expenses decreased $6 million in 2017 compared with 2016 due to lower purchased volumes ($5 million) and unit costs ($1 million).
Other operations and maintenance expenses increased $3 million in 2017 compared with 2016 due primarily to operating costs related to weather events in 2017 ($2 million) and higher surcharges for assessments and fees that are collected in revenues from customers ($1 million).
Depreciation and amortization increased $2 million in 2017 compared with 2016 due primarily to higher electric utility plant balances.
Taxes, other than income taxes increased $1 million in 2017 compared with 2016 due primarily to higher property taxes ($2 million), offset in part by lower state and local taxes ($1 million).
Gas
O&R’s results of gas operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Variation
Operating revenues	$232	$184	$48
Gas purchased for resale	73	47	26
Other operations and maintenance	69	57	12
Depreciation and amortization	20	18	2
Taxes, other than income taxes	29	27	2
Gas operating income	$41	$35	$6

58	CON EDISON ANNUAL REPORT 2017

O&R’s gas sales and deliveries, excluding off-system sales, in 2017 compared with 2016 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2017	December 31, 2016	Variation	Percent Variation		December 31, 2017	December 31, 2016	Variation	Percent Variation
Residential	8,296	7,872	424	5.4%		$115	$84	$31	36.9%
General	2,184	1,851	333	18.0		24	15	9	60.0
Firm transportation	9,873	10,381	(508)	(4.9)		74	70	4	5.7
Total firm sales and transportation	20,353	20,104	249	1.2	(b)	213	169	44	26.0
Interruptible sales	3,771	3,853	(82)	(2.1)		7	3	4	Large
Generation plants	9	18	(9)	(50.0)		—	—	—	—
Other	896	867	29	3.3		1	—	1	—
Other gas revenues	—	—	—	—		11	12	(1)	(8.3)
Total	25,029	24,842	187	0.8%		$232	$184	$48	26.1%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes decreased 0.8 percent in 2017 compared with 2016.
Operating revenues increased $48 million in 2017 compared with 2016 due primarily to the increase in gas purchased for resale ($26 million) and higher revenues from the New York gas rate plan ($18 million).
Gas purchased for resale increased $26 million in 2017 compared with 2016 due to higher purchased volumes ($13 million) and unit costs ($13 million).
Other operations and maintenance expenses increased $12 million in 2017 compared with 2016 due primarily to higher pension costs.
Depreciation and amortization increased $2 million in 2017 compared with 2016 due primarily to higher gas utility plant balances.
Taxes, other than income taxes increased $2 million in 2017 compared with 2016 due primarily to higher property taxes ($1 million) and state and local taxes ($1 million).
Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $3 million in 2017 compared with 2016. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2017		2016		Variation
Property taxes	$66		$63		$3
State and local taxes related to revenue receipts	9		10		(1)
Payroll taxes	7		6		1
Total	$82	(a)	$79	(a)	$3

(a)	Including sales tax on customers’ bills, total taxes other than income taxes in 2017 and 2016 were $109 million and $105 million, respectively.

Income Tax Expense
Income taxes increased $6 million in 2017 compared with 2016 due primarily to higher income before income tax expense ($4 million) and a nonrecurring tax benefit in 2016 from a corporate-owned life insurance policy ($3 million), offset in part by an increase in tax benefits for plant-related flow through items ($1 million).

CON EDISON ANNUAL REPORT 2017	59

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Variation
Operating revenues	$694	$1,091	$(397)
Purchased power	(3)	674	(677)
Gas purchased for resale	226	112	114
Other operations and maintenance	313	164	149
Depreciation and amortization	74	42	32
Taxes, other than income taxes	16	20	(4)
Gain on sale of retail electric supply business (2016) and solar electric production project (2017) (a)	1	104	103
Operating income	$69	$183	$(114)
(a) See note U to the financial statements in Item 8.

Operating revenues decreased $397 million in 2017 compared with 2016 due primarily to lower electric retail revenues of $778 million from the sale of the retail electric supply business in September 2016. Renewable revenues increased $229 million due primarily to an increase in renewable electric production projects in operation and revenues from the engineering, procurement and construction of Upton 2 (see Note U to the financial statements in Item 8). Energy services revenues increased $19 million. Wholesale revenues increased $128 million due to higher sales volumes. Net mark-to-market values decreased $6 million, of which $11 million in losses are reflected in purchased power costs and $5 million in gains are reflected in revenues.
Purchased power expenses decreased $677 million in 2017 compared with 2016 due primarily to lower electric costs due to the sale of the retail electric supply business in September 2016 ($687 million), offset by changes in mark-to-market values ($11 million).
Gas purchased for resale increased $114 million in 2017 compared with 2016 due to higher purchased volumes.
Other operations and maintenance expenses increased $149 million in 2017 compared with 2016 due to Upton 2 engineering, procurement and construction costs (see Note U to the financial statements in Item 8) and an increase in energy services costs.
Depreciation and amortization increased $32 million in 2017 compared with 2016 due to an increase in solar electric production projects in operation during 2017.
Taxes, other than income taxes decreased $4 million in 2017 compared with 2016 due to lower gross receipts tax from the sale of the retail electric supply business in September 2016.
Gain on sale of retail electric supply business decreased $103 million in 2017 reflecting the sale of the retail electric supply business in 2016 (see Note U to the financial statements in Item 8).
Other Income (Deductions)
Other income (deductions) increased $11 million in 2017 compared with 2016 due primarily to the impairment of goodwill in 2016 ($15 million) (see Note K to the financial statements in Item 8), offset in part by income from renewable electric production investments ($3 million).
Net Interest Expense
Net interest expense increased $9 million in 2017 compared with 2016 due primarily to increased debt on renewable electric production projects.

60	CON EDISON ANNUAL REPORT 2017

Income Tax Expense
Income taxes decreased $326 million in 2017 compared with 2016 due primarily to lower income before income tax expense ($45 million), the re-measurement of the Clean Energy Businesses' deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA ($269 million), a higher favorable 2016 state return-to-provision adjustment recorded in 2017 ($7 million), higher renewable energy tax credits ($1 million) and the increase to deferred state income taxes in 2016 as a result of the sale of the retail electric supply business that increased the Clean Energy Businesses’ state apportionment factor on its cumulative temporary differences ($4 million), offset in part by an increase in valuation allowances against state net operating loss carryforwards ($3 million). See Note L to the financial statements in Item 8.
Con Edison Transmission
Other operations and maintenance increased $7 million in 2017 compared with 2016 due primarily to CET having no employees or other direct costs until January 1, 2017.

Net Interest Expense
Net interest expense increased $10 million in 2017 compared with 2016 due primarily to an increased allocation from the parent company of interest expense resulting from a parent company debt issuance in May 2016.

Other Income (Deductions)
Other income (deductions) increased $37 million in 2017 compared with 2016 due primarily to earnings from equity investments in Stagecoach Gas Services, LLC, substantially all of which were made in June 2016.
Income Tax Expense
Income taxes decreased $2 million in 2017 compared with 2016 due primarily to the re-measurement of Con Edison Transmission's deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA ($11 million), offset in part by higher income before income tax expense ($9 million). See Note L to the financial statements in Item 8.
Other
For Con Edison, “Other” includes the increase in income tax expense resulting from the re-measurement of Con Edison's deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA ($21 million). See Note L to the financial statements in Item 8. "Other" also includes intercompany eliminations relating to operating revenues and operating expenses.

CON EDISON ANNUAL REPORT 2017	61

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
The Companies’ results of operations in 2016 compared with 2015 were:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(163)	(1.6)%	$(24)	(2.8)%	$(292)	(21.1)%	$—	—%	$—	—	$(479)	(3.8)%
Purchased power	(151)	(8.8)	(13)	(6.2)	(370)	(35.4)	—	—	—	—	(534)	(18.0)
Fuel	(76)	(30.6)	—	—	—	—	—	—	—	—	(76)	(30.6)
Gas purchased for resale	(18)	(5.3)	(4)	(7.8)	6	5.7	—	—	(2)	Large	(18)	(3.6)
Other operations and maintenance	(75)	(2.6)	(32)	(9.6)	30	22.4	3	—	(1)	(25.0)%	(75)	(2.2)
Depreciation and amortization	66	6.3	(1)	(1.5)	20	90.9	—	—	1	—	86	7.6
Taxes, other than income taxes	76	4.1	17	27.4	1	5.3	—	—	—	—	94	4.9
Gain on sale of retail electric supply business	—	—	—	—	104	—	—	—	—	—	104	—
Operating income	15	0.7	9	7.4	125	Large	(3)	—	2	Large	148	6.1
Other income less deductions	5	Large	5	Large	(12)	(35.3)	43	—	(1)	Large	40	Large
Net interest expense	19	3.3	1	2.9	23	Large	6	—	(6)	(26.1)	43	6.6
Income before income tax expense	1	0.1	13	15.9	90	Large	34	—	7	30.4	145	8.1
Income tax expense	29	5.1	6	20.0	31	Large	14	—	13	61.9	93	15.4
Net income	$(28)	(2.6)%	$7	13.5%	$59	Large	$20	—%	$(6)	Large	$52	4.4%

(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

62	CON EDISON ANNUAL REPORT 2017

CECONY

	For the Year Ended December 31, 2016				For the Year Ended December 31, 2015
(Millions of Dollars)	Electric	Gas	Steam	2016 Total	Electric	Gas	Steam	2015 Total	2016-2015 Variation
Operating revenues	$8,106	$1,508	$551	$10,165	$8,172	$1,527	$629	$10,328	$(163)
Purchased power	1,533	—	35	1,568	1,684	—	35	1,719	(151)
Fuel	104	—	68	172	118	—	130	248	(76)
Gas purchased for resale	—	319	—	319	—	337	—	337	(18)
Other operations and maintenance	2,210	408	188	2,806	2,259	440	182	2,881	(75)
Depreciation and amortization	865	159	82	1,106	820	142	78	1,040	66
Taxes, other than income taxes	1,547	265	120	1,932	1,493	252	111	1,856	76
Operating income	$1,847	$357	$58	$2,262	$1,798	$356	$93	$2,247	$15
Electric
CECONY’s results of electric operations for the year ended December 31, 2016 compared with the year ended December 31, 2015 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Variation
Operating revenues	$8,106	$8,172	$(66)
Purchased power	1,533	1,684	(151)
Fuel	104	118	(14)
Other operations and maintenance	2,210	2,259	(49)
Depreciation and amortization	865	820	45
Taxes, other than income taxes	1,547	1,493	54
Electric operating income	$1,847	$1,798	$49
CECONY’s electric sales and deliveries in 2016 compared with 2015 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2016	December 31, 2015	Variation	Percent Variation		December 31, 2016	December 31, 2015	Variation	Percent Variation
Residential/Religious (b)	10,400	10,543	(143)	(1.4)%		$2,591	$2,771	$(180)	(6.5)%
Commercial/Industrial	9,429	9,602	(173)	(1.8)		1,803	1,974	(171)	(8.7)
Retail choice customers	26,813	26,662	151	0.6		2,768	2,714	54	2.0
NYPA, Municipal Agency and other sales	10,103	10,208	(105)	(1.0)		620	612	8	1.3
Other operating revenues (c)	—	—	—	—		324	101	223	Large
Total	56,745	57,015	(270)	(0.5)%	(d)	$8,106	$8,172	$(66)	(0.8)%

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
Purchased power expenses decreased $151 million in 2016 compared with 2015 due to lower unit costs ($111 million) and purchased volumes ($40 million).

CON EDISON ANNUAL REPORT 2017	63

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

(c)	Includes 4,708 thousands and 1,229 thousands of Dt for 2016 and 2015, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

Operating revenues decreased $19 million in 2016 compared with 2015 due primarily to lower gas purchased for resale expense ($18 million).

64	CON EDISON ANNUAL REPORT 2017

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

CON EDISON ANNUAL REPORT 2017	65

Taxes, Other Than Income Taxes
At $1,932 million, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

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
O&R

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
(Millions of Dollars)	Electric	Gas	2016 Total	Electric	Gas	2015 Total	2016-2015 Variation
Operating revenues	$637	$184	$821	$663	$182	$845	$(24)
Purchased power	197	—	197	210	—	210	(13)
Gas purchased for resale	—	47	47	—	51	51	(4)
Other operations and maintenance	244	57	301	256	77	333	(32)
Depreciation and amortization	49	18	67	50	18	68	(1)
Taxes, other than income taxes	52	27	79	44	18	62	17
Operating income	$95	$35	$130	$103	$18	$121	$9
Electric
O&R’s results of electric operations for the year ended December 31, 2016 compared with the year ended December 31, 2015 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Variation
Operating revenues	$637	$663	$(26)
Purchased power	197	210	(13)
Other operations and maintenance	244	256	(12)
Depreciation and amortization	49	50	(1)
Taxes, other than income taxes	52	44	8
Electric operating income	$95	$103	$(8)

66	CON EDISON ANNUAL REPORT 2017

O&R’s electric sales and deliveries in 2016 compared with 2015 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2016	December 31, 2015	Variation	Percent Variation		December 31, 2016	December 31, 2015	Variation	Percent Variation
Residential/Religious (b)	1,654	1,597	57	3.6%		$304	$307	$(3)	(1.0)%
Commercial/Industrial	801	802	(1)	(0.1)		114	124	(10)	(8.1)
Retail choice customers	3,180	3,237	(57)	(1.8)		213	213	—	—
Public authorities	100	100	—	—		8	10	(2)	(20.0)
Other operating revenues (c)	—	—	—	—		(2)	9	(11)	Large
Total	5,735	5,736	(1)	—%	(d)	$637	$663	$(26)	(3.9)%

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
Gas
O&R’s results of gas operations for the year ended December 31, 2016 compared with the year ended December 31, 2015 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Variation
Operating revenues	$184	$182	$2
Gas purchased for resale	47	51	(4)
Other operations and maintenance	57	77	(20)
Depreciation and amortization	18	18	—
Taxes, other than income taxes	27	18	9
Gas operating income	$35	$18	$17

CON EDISON ANNUAL REPORT 2017	67

O&R’s gas sales and deliveries, excluding off-system sales, in 2016 compared with 2015 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2016	December 31, 2015	Variation	Percent Variation		December 31, 2016	December 31, 2015	Variation	Percent Variation
Residential	7,872	7,664	208	2.7%		$84	$77	$7	9.1%
General	1,851	1,684	167	9.9		15	14	1	7.1
Firm transportation	10,381	11,752	(1,371)	(11.7)		70	68	2	2.9
Total firm sales and transportation	20,104	21,100	(996)	(4.7)	(b)	169	159	10	6.3
Interruptible sales	3,853	4,205	(352)	(8.4)		3	3	—	—
Generation plants	18	25	(7)	(28.0)		—	—	—	—
Other	867	906	(39)	(4.3)		—	—	—	—
Other gas revenues	—	—	—	—		12	20	(8)	(40.0)
Total	24,842	26,236	(1,394)	(5.3)%		$184	$182	$2	1.1%

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

68	CON EDISON ANNUAL REPORT 2017

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the year ended December 31, 2016 compared with the year ended December 31, 2015 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Variation
Operating revenues	$1,091	$1,383	$(292)
Purchased power	674	1,044	(370)
Gas purchased for resale	112	106	6
Other operations and maintenance	164	134	30
Depreciation and amortization	42	22	20
Taxes, other than income taxes	20	19	1
Gain on sale of retail electric supply business	104	—	104
Operating income	$183	$58	$125
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

CON EDISON ANNUAL REPORT 2017	69

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

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statements of cash flows and as discussed below.
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
Each of the Companies believes that it will be able to meet its reasonably likely short-term and long-term cash requirements. See “The Companies Require Access to Capital Markets to Satisfy Funding Requirements,” "Changes To Tax Laws Could Adversely Affect the Companies" and “The Companies Also Face Other Risks That Are Beyond Their Control” in Item 1A, and “Capital Requirements and Resources” in Item 1.
Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:
Con Edison

(Millions of Dollars)	2017	2016	Variance 2017 vs. 2016	2015	Variance 2016 vs. 2015
Operating activities	$3,367	$3,459	$(92)	$3,277	$182
Investing activities	(3,703)	(4,976)	1,273	(3,657)	(1,319)
Financing activities	357	1,345	(988)	629	716
Net change for the period	21	(172)	193	249	(421)
Balance at beginning of period	776	944	(168)	699	245
Balance at end of period	797	772	25	948	(176)
Less: Change in cash balances held for sale	—	(4)	4	4	(8)
Balance at end of period excluding held for sale	$797	$776	$21	$944	$(168)

70	CON EDISON ANNUAL REPORT 2017

CECONY

(Millions of Dollars)	2017	2016	Variance 2017 vs. 2016	2015	Variance 2016 vs. 2015
Operating activities	$2,866	$3,038	$(172)	$2,819	$219
Investing activities	(3,078)	(2,739)	(339)	(2,638)	(101)
Financing activities	240	(440)	680	17	(457)
Net change for the period	28	(141)	169	198	(339)
Balance at beginning of period	702	843	(141)	645	198
Balance at end of period	$730	$702	$28	$843	$(141)
Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities reflect primarily their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is affected primarily by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. See "Utility Regulation – State Utility Regulation – New York Utility Industry – Reforming the Energy Vision," "Competition" and "Environmental Matters – Climate Change" in Item 1. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but generally not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8. Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, the reduction of the corporate tax rate to 21 percent under the TCJA is expected to result in decreased cash flows from operating activities as and when the rates the Utilities charge their customers are adjusted to reflect the reduction. See “Changes To Tax Laws Could Adversely Affect the Companies,” in Item 1A, “Federal Income Tax” in Note A, “Rate Plans” in Note B, “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.
Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges or credits include depreciation, deferred income tax expense and amortizations of certain regulatory assets and liabilities. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ New York electric and gas rate plans. See “Rate Plans – CECONY– Electric and Gas" and "Rate Plans – O&R New York – Electric and Gas” in Note B to the financial statements in Item 8.
Net cash flows from operating activities in 2017 for Con Edison and CECONY were $92 million and $172 million lower, respectively, than in 2016. The change in net cash flows for Con Edison and CECONY reflects primarily higher cash paid for income taxes, net of refunds received, in 2017 as compared with 2016 of $151 million and $270 million, respectively. The income tax refund received in 2016 reflected the extension of bonus depreciation in late 2015, resulting in a refund of the 2015 estimated federal tax payments. See Note L to the financial statements in Item 8. The change in net cash flows for Con Edison and CECONY also reflects higher construction expenditures in accounts payable of $44 million and $56 million, respectively.
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

CON EDISON ANNUAL REPORT 2017	71

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $1,273 million lower and $339 million higher, respectively, in 2017 than in 2016. The change for Con Edison reflects primarily lower new investments in electric and gas transmission projects ($1,031 million) and renewable electric production projects ($357 million) and a decrease in non-utility construction expenditures ($430 million), offset in part by lower proceeds from the sale and transfer of assets ($340 million) and increased utility construction expenditures ($193 million). The change for CECONY primarily reflects increased utility construction expenditures ($168 million) and the absence of proceeds from the transfer of assets to NY Transco in 2016 ($122 million).
Net cash flows used in investing activities for Con Edison and CECONY were $1,319 million and $101 million higher, respectively, in 2016 than in 2015. The change for Con Edison reflects primarily increased investments in electric and gas transmission projects ($1,076 million), increased utility construction expenditures in 2016 ($273 million) and increased non-utility construction expenditures related to development of renewable electric production projects ($353 million), offset in part by the proceeds from the sale and transfer of assets ($374 million). The change for CECONY reflects primarily increased utility construction expenditures in 2016 ($262 million), offset in part by the proceeds from the transfer of assets to NY Transco ($122 million).
Cash Flows From Financing Activities
Net cash flows from financing activities in 2017 for Con Edison and CECONY were $988 million lower and $680 million higher, respectively, than in 2016. Net cash flows from financing activities in 2016 for Con Edison and CECONY were $716 million higher and $457 million lower, respectively, than in 2015.
Net cash flows from financing activities during the years ended December 31, 2017 and 2016 reflect the following Con Edison transactions:
2017

•
Issued 4.1 million common shares resulting in net proceeds of $343 million, after issuance expenses, that were invested by Con Edison in its subsidiaries, principally CECONY and the Clean Energy Businesses, for funding of their construction expenditures and for other general corporate purposes; and

•	Issued $400 million aggregate principal amount of 2.00 percent debentures, due 2020, and prepaid the June 2016 $400 million variable rate term loan that was to mature in 2018.

2016

•
Issued approximately 10 million common shares resulting in net proceeds of $702 million, after issuance expenses, and $500 million aggregate principal amount of 2.00 percent debentures, due 2021, the net proceeds from the sale of which were used in connection with the acquisition by a CET Gas subsidiary of a 50 percent equity interest in Stagecoach, a gas pipeline and storage joint venture (see "Con Edison Transmission" in Item 1), and for general corporate purposes.

Con Edison had no issuances of long-term debt in 2015.

Con Edison’s cash flows from financing activities in 2017, 2016 and 2015 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $97 million, $97 million and $29 million, respectively, net of repurchases in 2015.

Net cash flows from financing activities during the years ended December 31, 2017, 2016 and 2015 reflect the following CECONY transactions:
2017

•
Issued $350 million aggregate principal amount of 3.125 percent debentures, due 2027, $350 million aggregate principal amount of 4.00 percent debentures, due 2057, and $500 million aggregate principal amount of 3.875 percent debentures, due 2047, the net proceeds from the sales of which were used to repay short-term borrowings and for other general corporate purposes.

72	CON EDISON ANNUAL REPORT 2017

2016

•
Issued $250 million aggregate principal amount of 2.90 percent debentures, due 2026, $500 million aggregate principal amount of 4.30 percent debentures, due 2056, and $550 million aggregate principal amount of 3.85 percent debentures, due 2046, the net proceeds from the sales of which were used to repay short-term borrowings and for other general corporate purposes;

•	Redeemed at maturity $400 million of 5.50 percent 10-year debentures; and

•	Redeemed at maturity $250 million of 5.30 percent 10-year debentures.

2015

•
Issued $650 million aggregate principal amount of 4.50 percent debentures, due 2045, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes; and

•	Redeemed at maturity $350 million of 5.375 percent 10-year debentures.
Con Edison's net cash flows from financing activities during the years ended December 31, 2016 and 2015 also reflect the following O&R transactions:
O&R had no issuances of long-term debt in 2017.

2016

•	Issued $75 million aggregate principal amount of 3.88 percent debentures, due 2046, the net proceeds from the sale of which were used to repay short-term borrowings; and

•	Redeemed at maturity $75 million of 5.45 percent 10-year debentures.

2015

•
Issued $100 million aggregate principal amount of 4.69 percent debentures, due 2045, and $120 million aggregate principal amount of 4.95 percent debentures, due 2045, the net proceeds from the sales of which were used to repay short-term borrowings and for other general corporate purposes;

•	Redeemed at maturity $40 million of 5.30 percent 10-year debentures;

•	Redeemed at maturity $55 million of 2.50 percent 5-year debentures; and

•	Redeemed at maturity $44 million of variable rate tax-exempt 20-year debt.

Con Edison's net cash flows from financing activities during the years ended December 31, 2017, 2016 and 2015 also reflect the following Clean Energy Businesses transactions:
2017

•	Issued $97 million aggregate principal amount of 4.45 percent senior notes, due 2042, secured by Con Edison Development’s Upton County Solar renewable electric production project.

2016

•
Borrowed $2 million pursuant to a loan agreement with a New Jersey utility. The borrowing matures in 2026, bears interest of 11.18 percent and may be repaid in cash or project Solar Renewable Energy Certificates;

•	Issued $95 million aggregate principal amount of 4.07 percent senior notes, due 2036, secured by the company's California Holdings 3 renewable electric production project; and

•	Issued $218 million aggregate principal amount of 4.21 percent senior notes, due 2041, secured by the company's Texas Solar 7 renewable electric production project.

2015

•	Issued $118 million aggregate principal amount of 3.94 percent senior notes, due in 2036, secured by the company's California Holdings 2 renewable electric production project; and

•	Issued $159 million aggregate principal amount of 4.53 percent senior notes due in 2040, secured by the company's Texas Solar 5 renewable electric production project.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2017, 2016 and 2015 and the average daily balances for 2017, 2016 and 2015 for Con Edison and CECONY were as follows:

CON EDISON ANNUAL REPORT 2017	73

	2017		2016		2015
(Millions of Dollars, except Weighted Average Yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$577	$566	$1,054	$744	$1,529	$823
CECONY	$150	$251	$600	$362	$1,033	$379
Weighted average yield	1.8%	1.2%	1.0%	0.6%	0.7%	0.4%
Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.

Capital Requirements and Resources
For information about capital requirements, contractual obligations and capital resources, see “Capital Requirements and Resources” in Item 1.

Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at December 31, 2017, compared with December 31, 2016.

	Con Edison	CECONY
(Millions of Dollars)	2017 vs. 2016 Variance	2017 vs. 2016 Variance
Assets
Non-utility property, less accumulated depreciation	$294	$—
Non-utility plant - Construction work in progress	(138)	—
Other deferred charges and noncurrent assets	12	18
Regulatory asset - Unrecognized pension and other postretirement costs	(348)	(354)
Regulatory asset - Future income tax	(2,439)	(2,325)
Liabilities
Deferred income taxes and unamortized investment tax credits	$(4,710)	$(4,144)
Pension and retiree benefits	(404)	(404)
Regulatory liabilities - Future income tax	2,545	2,390
System benefit charge	101	85

Non-Utility Property, Less Accumulated Depreciation
The increase in non-utility property, less accumulated depreciation, for Con Edison reflects the completion of construction of Con Edison Development's Upton County Solar renewable electric production project. See "Clean Energy Businesses – Con Edison Development" and "Capital Requirements and Resources – Capital Requirements" in Item 1.
Non-Utility Plant - Construction Work in Progress
The decrease in construction work in progress for Con Edison reflects projects that have reached commercial operation.

Other Deferred Charges and Noncurrent Assets
The increase in other deferred charges and noncurrent assets for Con Edison reflects deferred costs of $33 million related to aid provided by the Utilities in the restoration of power in Puerto Rico in the aftermath of September 2017 hurricanes.

74	CON EDISON ANNUAL REPORT 2017

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits
The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2017, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year's amortization of accounting costs. The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2017. See Notes B, E and F to the financial statements in Item 8.

Deferred Income Taxes and Unamortized Investment Tax Credits, Regulatory Asset and Liability for Future Income Tax
The decrease in deferred income taxes and unamortized investment tax credits, decrease in regulatory asset for future income tax and increase in regulatory liability for future income tax reflects the re-measurement of the Companies’ deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. See “Federal Income Taxes” in Note A, “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

System Benefit Charge
The increase in the liability for the system benefit charge reflects amounts collected by the Utilities from their customers that will be required to be paid to NYSERDA. See “Environmental Matters – Climate Change” in Item 1.
Off-Balance Sheet Arrangements
None of the Companies’ transactions, agreements or other contractual arrangements meet the SEC definition of off-balance sheet arrangements.

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
The accounting rules for regulated operations specify the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges, or “regulatory assets,” under the accounting rules for regulated operations. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits, or “regulatory liabilities,” under the accounting rules for regulated operations.
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

CON EDISON ANNUAL REPORT 2017	75

In the event that regulatory assets of the Utilities were no longer probable of recovery, as required by the accounting rules for regulated operations, these regulatory assets would be charged to earnings. At December 31, 2017, the regulatory assets for Con Edison and CECONY were $4,333 million and $3,925 million, respectively.
Accounting for Pensions and Other Postretirement Benefits
The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. The Clean Energy Businesses and Con Edison Transmission also provide such benefits to certain employees. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2017, 2016 and 2015.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa or higher by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.
The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2018 are increases, compared with 2017, in their pension and other postretirement benefits costs of $59 million and $51 million, respectively.

The following table illustrates the effect on 2018 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25)%	$57	$3	$60
CECONY	(0.25)%	$54	$2	$56
Expected return on plan assets
Con Edison	(0.25)%	$33	$2	$35
CECONY	(0.25)%	$31	$2	$33
Health care trend rate
Con Edison	1.00%	$—	$3	$3
CECONY	1.00%	$—	$(3)	$(3)
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25)%	$591	$37	$628
CECONY	(0.25)%	$557	$28	$585
Health care trend rate
Con Edison	1.00%	$—	$13	$13
CECONY	1.00%	$—	$(20)	$(20)
A 5.0 percentage point variation in the actual annual return in 2018, as compared with the expected annual asset return of 7.50 percent, would change pension and other postretirement benefit costs for Con Edison and CECONY by approximately $42 million and $39 million, respectively, in 2019.

76	CON EDISON ANNUAL REPORT 2017

Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.
The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate plans. The Companies were not required to make cash contributions to the pension plan in 2017 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the pension plan in 2017 of $412 million and $38 million, respectively. In 2018, CECONY and O&R expect to make contributions to the pension plan of $435 million and $37 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.
Accounting for Contingencies
The accounting rules for contingencies apply to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Known material contingencies, which are described in the notes to the financial statements, include certain regulatory matters (Note B), the Utilities’ responsibility for hazardous substances, such as asbestos, PCBs and coal tar that have been used or generated in the course of operations (Note G) and other contingencies (Note H). In accordance with the accounting rules, the Companies have accrued estimates of losses relating to the contingencies as to which loss is probable and can be reasonably estimated and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.

The Utilities recover costs for asbestos lawsuits, workers’ compensation and environmental remediation pursuant to their current rate plans. Generally, changes during the terms of the rate plans to the amounts accrued for these contingencies would not impact earnings.
Accounting for Long-Lived and Intangible Assets
The accounting rules for certain long-lived assets and intangible assets with definite lives require testing for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The carrying amount of a long-lived asset or intangible asset with a definite life is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Under the accounting rules, an impairment loss is recognized if the carrying amount is not recoverable from such cash flows, and exceeds its fair value, which approximates market value. In 2015, Con Edison recorded a $5 million impairment charge on Pike assets held for sale. See Note U to the financial statements in Item 8. No impairment charges on long-lived assets were recognized in 2017 or 2016. No impairment charges on intangible assets with definite lives were recognized in 2017, 2016 or 2015. For information about the Companies' intangible assets, see Note K to the financial statements in Item 8.
Accounting for Goodwill
In accordance with the accounting rules for goodwill and intangible assets, Con Edison is required to test goodwill for impairment annually or whenever there is a triggering event. See “Goodwill” in Note A and Note K to the financial statements in Item 8. The company has an option to first make a qualitative assessment that evaluates relevant events and circumstances, such as industry and market conditions, regulatory environment and financial performance. If, after applying the optional qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company then applies a two-step, quantitative goodwill impairment test.

The first step of the quantitative goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill.

Goodwill was $428 million at December 31, 2017, which consists of $406 million related to the 1999 O&R merger, $8 million related to a gas storage company owned by CET Gas and $14 million related to a residential solar company owned by the Clean Energy Businesses.

CON EDISON ANNUAL REPORT 2017	77

During 2017, Con Edison elected to perform the optional qualitative assessment for goodwill related to the O&R merger and the gas storage company and determined no quantitative analysis was required and no goodwill impairment was recorded.

The first step of the quantitative analysis was performed for the residential solar company owned by the Clean Energy Businesses. Based on the results, it was determined that the fair value of the reporting unit exceeded the carrying value, and as such, the second step was not required and no goodwill impairment was recorded. The most significant assumptions for the goodwill impairment test relate to the estimates of reporting unit fair values. The company estimated fair values using primarily discounted cash flows. Estimates of future cash flows, projected growth rates and discount rates inherent in the cash flow estimates for Con Edison subsidiaries other than the Utilities may vary significantly from actual results, which could result in a future impairment of goodwill.

During 2016, the impairment tests required a second-step assessment to be performed on goodwill of $15 million related to two energy service companies owned by the Clean Energy Businesses. Based on the results of step two of the impairment test, the Clean Energy Businesses recorded an impairment charge of $15 million ($12 million, net of tax). A second-step assessment of goodwill related to the O&R merger, residential solar company and gas storage company was not required.
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
Interest Rate Risk
The Companies' interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at December 31, 2017, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $3 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.
Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note O to the financial statements in Item 8.
Con Edison estimates that, as of December 31, 2017, a 10 percent decline in market prices would result in a decline in fair value of $82 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $74 million is for CECONY and $8 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain

78	CON EDISON ANNUAL REPORT 2017

derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.
The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the years ended December 31, 2017 and 2016, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2017	2016
	(Millions of Dollars)
Average for the period	$—	$2
High	1	4
Low	—	1
Credit Risk
The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the Clean Energy Businesses. See the discussion of credit exposure in Note O to the financial statements in Item 8.
Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans and to the investments of the Clean Energy Businesses and Con Edison Transmission that are accounted for under the equity method. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits,” above and Notes A, E and F to the financial statements in Item 8.
The Companies’ current investment policy for pension plan assets includes investment targets of 53 to 63 percent equities and 35 to 49 percent fixed income and other securities. At December 31, 2017, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.
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

CON EDISON ANNUAL REPORT 2017	79

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

80	CON EDISON ANNUAL REPORT 2017

Item 8:    Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

CON EDISON ANNUAL REPORT 2017	81

Supplementary Financial Information
Selected Quarterly Financial Data for the years ended December 31, 2017 and 2016 (Unaudited)

	2017
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,228	$2,633	$3,211	$2,961
Operating income	771	423	873	544
Net income	388	175	457	505
Basic earnings per share	$1.27	$0.57	$1.48	$1.63
Diluted earnings per share	$1.27	$0.57	$1.48	$1.62

	2016
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,156	$2,794	$3,417	$2,707
Operating income	642	515	940	478
Net income	310	232	497	207
Basic earnings per share	$1.05	$0.78	$1.63	$0.68
Diluted earnings per share	$1.05	$0.77	$1.62	$0.67
In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

	2017
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,856	$2,293	$2,799	$2,520
Operating income	705	387	800	514
Net income	339	143	401	221

	2016
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,632	$2,281	$2,828	$2,424
Operating income	640	392	766	463
Net income	310	161	388	197
In the opinion of CECONY, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

82	CON EDISON ANNUAL REPORT 2017

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2017, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy
John McAvoy
Chairman, President and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 15, 2018

CON EDISON ANNUAL REPORT 2017	83

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Consolidated Edison, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Consolidated Edison, Inc. and its subsidiaries (the Company) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

84	CON EDISON ANNUAL REPORT 2017

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 15, 2018
We have served as the Company’s or its predecessor’s auditor since 1938.

CON EDISON ANNUAL REPORT 2017	85

Consolidated Edison, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2017	2016	2015
OPERATING REVENUES
Electric	$8,612	$8,741	$8,832
Gas	2,133	1,692	1,709
Steam	595	551	629
Non-utility	693	1,091	1,384
TOTAL OPERATING REVENUES	12,033	12,075	12,554
OPERATING EXPENSES
Purchased power	1,601	2,439	2,973
Fuel	216	172	248
Gas purchased for resale	808	477	495
Other operations and maintenance	3,303	3,269	3,344
Depreciation and amortization	1,341	1,216	1,130
Taxes, other than income taxes	2,155	2,031	1,937
TOTAL OPERATING EXPENSES	9,424	9,604	10,127
Gain on sale of retail electric supply business and solar electric production projects	1	104	—
OPERATING INCOME	2,610	2,575	2,427
OTHER INCOME (DEDUCTIONS)
Investment income	79	47	—
Other income	47	44	35
Allowance for equity funds used during construction	11	10	5
Other deductions	(21)	(37)	(16)
TOTAL OTHER INCOME	116	64	24
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,726	2,639	2,451
INTEREST EXPENSE
Interest on long-term debt	726	678	632
Other interest	11	24	24
Allowance for borrowed funds used during construction	(8)	(6)	(3)
NET INTEREST EXPENSE	729	696	653
INCOME BEFORE INCOME TAX EXPENSE	1,997	1,943	1,798
INCOME TAX EXPENSE	472	698	605
NET INCOME	$1,525	$1,245	$1,193
Net income per common share — basic	$4.97	$4.15	$4.07
Net income per common share — diluted	$4.94	$4.12	$4.05
DIVIDENDS DECLARED PER COMMON SHARE	$2.76	$2.68	$2.60
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC (IN MILLIONS)	307.1	300.4	293.0
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED (IN MILLIONS)	308.8	301.9	294.4
The accompanying notes are an integral part of these financial statements.

86	CON EDISON ANNUAL REPORT 2017

Consolidated Edison, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
NET INCOME	$1,525	$1,245	$1,193
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	7	11
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	7	11
COMPREHENSIVE INCOME	$1,526	$1,252	$1,204
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2017	87

Consolidated Edison, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
OPERATING ACTIVITIES
Net Income	$1,525	$1,245	$1,193
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,341	1,216	1,130
Deferred income taxes	485	783	653
Rate case amortization and accruals	(124)	(210)	(52)
Common equity component of allowance for funds used during construction	(11)	(10)	(5)
Net derivative (gains)/losses	(4)	(6)	3
Pre-tax gain on sale of retail electric supply business and solar electric production projects	(1)	(104)	—
Other non-cash items, net	(49)	142	77
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	(6)	(69)	96
Materials and supplies, including fuel oil and gas in storage	5	13	22
Other receivables and other current assets	(44)	54	(27)
Taxes receivable	15	87	58
Prepayments	(19)	20	(14)
Accounts payable	95	29	(79)
Pensions and retiree benefits obligations, net	414	609	756
Pensions and retiree benefits contributions	(467)	(515)	(756)
Accrued taxes	44	2	(10)
Accrued interest	(7)	14	4
Superfund and environmental remediation costs, net	(14)	69	22
Distributions from equity investments	108	68	31
System benefit charge	101	244	38
Deferred charges, noncurrent assets and other regulatory assets	2,376	(97)	(111)
Deferred credits and other regulatory liabilities	(2,524)	(68)	182
Other current and noncurrent liabilities	128	(57)	66
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,367	3,459	3,277
INVESTING ACTIVITIES
Utility construction expenditures	(3,028)	(2,835)	(2,562)
Cost of removal less salvage	(248)	(206)	(219)
Non-utility construction expenditures	(415)	(845)	(492)
Investments in electric and gas transmission projects	(45)	(1,076)	—
Investments in/acquisitions of renewable electric production projects	(45)	(402)	(299)
Proceeds from sale of assets	34	252	—
Restricted cash	7	(17)	(13)
Proceeds from the transfer of assets to NY Transco	—	122	—
Other investing activities	37	31	(72)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,703)	(4,976)	(3,657)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(477)	(475)	729
Issuance of long-term debt	1,697	2,590	1,147
Retirement of long-term debt	(434)	(735)	(500)
Debt issuance costs	(19)	(24)	(15)
Common stock dividends	(803)	(763)	(733)
Issuance of common shares - public offering	343	702	—
Issuance of common shares for stock plans, net of repurchases	51	51	1
Distribution to noncontrolling interest	(1)	(1)	—
NET CASH FLOWS FROM FINANCING ACTIVITIES	357	1,345	629
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	21	(172)	249
BALANCE AT BEGINNING OF PERIOD	776	944	699
BALANCE AT END OF PERIOD	797	772	948
LESS: CHANGE IN CASH BALANCES HELD FOR SALE	—	(4)	4
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$797	$776	$944

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$725	$664	$597
Income taxes	$(29)	$(180)	$(36)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$432	$388	$279
Issuance of common shares for dividend reinvestment	$46	$46	$28
Debt assumed with business acquisitions	$—	$195	$—

The accompanying notes are an integral part of these financial statements.

88	CON EDISON ANNUAL REPORT 2017

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$797	$776
Accounts receivable — customers, less allowance for uncollectible accounts of $63 and $69 in 2017 and 2016, respectively	1,103	1,106
Other receivables, less allowance for uncollectible accounts of $8 and $14 in 2017 and 2016, respectively	160	195
Taxes receivable	64	79
Accrued unbilled revenue	598	447
Fuel oil, gas in storage, materials and supplies, at average cost	334	339
Prepayments	178	159
Regulatory assets	67	100
Restricted cash	47	54
Other current assets	189	151
TOTAL CURRENT ASSETS	3,537	3,406
INVESTMENTS	2,001	1,921
UTILITY PLANT, AT ORIGINAL COST
Electric	28,994	27,747
Gas	8,256	7,524
Steam	2,473	2,421
General	3,008	2,719
TOTAL	42,731	40,411
Less: Accumulated depreciation	9,063	8,541
Net	33,668	31,870
Construction work in progress	1,605	1,175
NET UTILITY PLANT	35,273	33,045
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $201 and $140 in 2017 and 2016, respectively	1,776	1,482
Construction work in progress	551	689
NET PLANT	37,600	35,216
OTHER NONCURRENT ASSETS
Goodwill	428	428
Intangible assets, less accumulated amortization of $15 and $6 in 2017 and 2016, respectively	131	124
Regulatory assets	4,266	7,024
Other deferred charges and noncurrent assets	148	136
TOTAL OTHER NONCURRENT ASSETS	4,973	7,712
TOTAL ASSETS	$48,111	$48,255
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2017	89

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,298	$39
Notes payable	577	1,054
Accounts payable	1,286	1,147
Customer deposits	346	352
Accrued taxes	108	64
Accrued interest	143	150
Accrued wages	105	101
Fair value of derivative liabilities	17	77
Regulatory liabilities	101	128
System benefit charge	535	434
Other current liabilities	386	297
TOTAL CURRENT LIABILITIES	4,902	3,843
NONCURRENT LIABILITIES
Provision for injuries and damages	153	160
Pensions and retiree benefits	1,443	1,847
Superfund and other environmental costs	737	753
Asset retirement obligations	314	246
Fair value of derivative liabilities	38	40
Deferred income taxes and unamortized investment tax credits	5,495	10,205
Regulatory liabilities	4,577	1,905
Other deferred credits and noncurrent liabilities	296	215
TOTAL NONCURRENT LIABILITIES	13,053	15,371
LONG-TERM DEBT	14,731	14,735
EQUITY
Common shareholders’ equity	15,418	14,298
Noncontrolling interest	7	8
TOTAL EQUITY (See Statement of Equity)	15,425	14,306
TOTAL LIABILITIES AND EQUITY	$48,111	$48,255
The accompanying notes are an integral part of these financial statements.

90	CON EDISON ANNUAL REPORT 2017

Consolidated Edison, Inc.
Consolidated Statement of Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
	Shares	Amount			Shares	Amount				Total
BALANCE AS OF DECEMBER 31, 2014	293	$32	$4,991	$8,691	23	$(1,032)	$(61)	$(45)	$9	$12,585
Net income				1,193						1,193
Common stock dividends				(761)						(761)
Issuance of common shares for stock plans, net of repurchases	—		39		—	(6)				33
Other comprehensive income								11		11
Noncontrolling interest										—
BALANCE AS OF DECEMBER 31, 2015	293	$32	$5,030	$9,123	23	$(1,038)	$(61)	$(34)	$9	$13,061
Net income				1,245						1,245
Common stock dividends				(809)						(809)
Issuance of common shares - public offering	10	1	723				(22)			702
Issuance of common shares for stock plans	2		101							101
Other comprehensive income								7		7
Noncontrolling interest									(1)	(1)
BALANCE AS OF DECEMBER 31, 2016	305	$33	$5,854	$9,559	23	$(1,038)	$(83)	$(27)	$8	$14,306
Net income				1,525						1,525
Common stock dividends				(849)						(849)
Issuance of common shares - public offering	5	1	344				(2)			343
Issuance of common shares for stock plans			100							100
Other comprehensive income								1		1
Noncontrolling interest									(1)	(1)
BALANCE AS OF DECEMBER 31, 2017	310	$34	$6,298	$10,235	23	$(1,038)	$(85)	$(26)	$7	$15,425
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2017	91

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(In Millions)	2017	2016	2017	2016
TOTAL EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE LOSS	310	305	$15,444	$14,325
Pension plan liability adjustments, net of taxes			(23)	(24)
Unrealized losses on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(26)	(27)
Equity			15,418	14,298
Noncontrolling interest			7	8
TOTAL EQUITY (See Statement of Equity)			$15,425	$14,306
The accompanying notes are an integral part of these financial statements.

92	CON EDISON ANNUAL REPORT 2017

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2017	2016
DEBENTURES:
2018	5.85	2008A	600	600
2018	6.15	2008A	50	50
2018	7.125	2008C	600	600
2019	4.96	2009A	60	60
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2020	2.00	2017A	400	—
2021	2.00	2016A	500	500
2024	3.30	2014B	250	250
2026	2.90	2016B	250	250
2027	6.50	1997F	80	80
2027	3.125	2017B	350	—
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	6.00	2009B	60	60
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2040	5.50	2010B	115	115
2042	4.20	2012A	400	400
2043	3.95	2013A	700	700
2044	4.45	2014A	850	850
2045	4.50	2015A	650	650
2045	4.95	2015A	120	120
2045	4.69	2015B	100	100
2046	3.85	2016A	550	550
2046	3.88	2016A	75	75
2047	3.875	2017A	500	—
2054	4.625	2014C	750	750
2056	4.30	2016C	500	500
2057	4.00	2017C	350	—
TOTAL DEBENTURES			13,860	12,260

CON EDISON ANNUAL REPORT 2017	93

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2017	2016
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds (a):
2032	2.45%	2004B Series 1	$127	$127
2034	1.834	1999A	293	293
2035	1.68	2004B Series 2	20	20
2036	1.796	2001B	98	98
2036	1.715	2010A	225	225
2039	1.943	2004A	98	98
2039	1.663	2004C	99	99
2039	1.627	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,086	1,086
PROJECT DEBT:
2024-2032	Variable - 4.52%	Coram	170	180
2031-2038	5.25 - 4.95	Texas Solar 4	61	64
2036	3.94	California Solar 2	110	114
2036	4.07	California Solar 3	93	95
2040	4.53	Texas Solar 5	155	158
2041	4.21	Texas Solar 7	214	218
2042	4.45	Upton County Solar	97	—
Other project debt			15	16
TOTAL PROJECT DEBT			915	845
Long-term debt - Variable rate term loan			—	400
Other long-term debt			310	317
Unamortized debt expense			(113)	(107)
Unamortized debt discount			(29)	(27)
TOTAL			16,029	14,774
Less: Long-term debt due within one year			1,298	39
TOTAL LONG-TERM DEBT			14,731	14,735
TOTAL CAPITALIZATION			$30,149	$29,033
(a) Rates are to be reset weekly or by auction held every 35 days; December 31, 2017 rates shown.
The accompanying notes are an integral part of these financial statements.

94	CON EDISON ANNUAL REPORT 2017

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2017, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy
John McAvoy
Chairman and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 15, 2018

CON EDISON ANNUAL REPORT 2017	95

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholder of Consolidated Edison Company of New York, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Consolidated Edison Company of New York, Inc. and its subsidiaries (the Company) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements, and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

96	CON EDISON ANNUAL REPORT 2017

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 15, 2018
We have served as the Company’s auditor since 1938.

CON EDISON ANNUAL REPORT 2017	97

Consolidated Edison Company of New York, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
OPERATING REVENUES
Electric	$7,972	$8,106	$8,172
Gas	1,901	1,508	1,527
Steam	595	551	629
TOTAL OPERATING REVENUES	10,468	10,165	10,328
OPERATING EXPENSES
Purchased power	1,415	1,568	1,719
Fuel	216	172	248
Gas purchased for resale	510	319	337
Other operations and maintenance	2,670	2,806	2,881
Depreciation and amortization	1,195	1,106	1,040
Taxes, other than income taxes	2,057	1,932	1,856
TOTAL OPERATING EXPENSES	8,063	7,903	8,081
OPERATING INCOME	2,405	2,262	2,247
OTHER INCOME (DEDUCTIONS)
Investment and other income	14	8	5
Allowance for equity funds used during construction	10	8	4
Other deductions	(17)	(16)	(14)
TOTAL OTHER INCOME (DEDUCTIONS)	7	—	(5)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,412	2,262	2,242
INTEREST EXPENSE
Interest on long-term debt	615	588	567
Other interest	14	19	19
Allowance for borrowed funds used during construction	(6)	(4)	(2)
NET INTEREST EXPENSE	623	603	584
INCOME BEFORE INCOME TAX EXPENSE	1,789	1,659	1,658
INCOME TAX EXPENSE	685	603	574
NET INCOME	$1,104	$1,056	$1,084
The accompanying notes are an integral part of these financial statements.

98	CON EDISON ANNUAL REPORT 2017

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
NET INCOME	$1,104	$1,056	$1,084
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	2	2
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	2	2
COMPREHENSIVE INCOME	$1,105	$1,058	$1,086
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2017	99

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$1,104	$1,056	$1,084
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,195	1,106	1,040
Deferred income taxes	575	545	449
Rate case amortization and accruals	(142)	(227)	(74)
Common equity component of allowance for funds used during construction	(10)	(8)	(4)
Other non-cash items, net	(61)	(31)	(27)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	15	(23)	87
Materials and supplies, including fuel oil and gas in storage	(17)	18	24
Other receivables and other current assets	8	(11)	38
Accounts receivables from affiliated companies	45	81	(58)
Prepayments	(8)	13	13
Accounts payable	125	20	(51)
Accounts payable to affiliated companies	—	(2)	(11)
Pensions and retiree benefits obligations, net	370	579	714
Pensions and retiree benefits contributions	(420)	(476)	(703)
Superfund and environmental remediation costs, net	(12)	79	19
Accrued taxes	52	1	3
Accrued taxes to affiliated companies	(47)	117	(8)
Accrued interest	2	(7)	1
System benefit charge	85	221	38
Deferred charges, noncurrent assets and other regulatory assets	2,212	(172)	(150)
Deferred credits and other regulatory liabilities	(2,242)	179	379
Other current and noncurrent liabilities	37	(20)	16
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,866	3,038	2,819
INVESTING ACTIVITIES
Utility construction expenditures	(2,840)	(2,672)	(2,410)
Cost of removal less salvage	(240)	(203)	(212)
Proceeds from the transfer of assets to NY Transco	—	122	—
Restricted cash	2	14	(16)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,078)	(2,739)	(2,638)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(450)	(433)	583
Issuance of long-term debt	1,200	1,300	650
Retirement of long-term debt	—	(650)	(350)
Debt issuance costs	(15)	(13)	(7)
Capital contribution by parent	301	100	13
Dividend to parent	(796)	(744)	(872)
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	240	(440)	17
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	28	(141)	198
BALANCE AT BEGINNING OF PERIOD	702	843	645
BALANCE AT END OF PERIOD	$730	$702	$843

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$602	$581	$554
Income taxes	$108	$(162)	$163
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$351	$295	$210
The accompanying notes are an integral part of these financial statements.

100	CON EDISON ANNUAL REPORT 2017

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$730	$702
Accounts receivable – customers, less allowance for uncollectible accounts of $58 and $65 in 2017 and 2016, respectively	1,009	1,032
Other receivables, less allowance for uncollectible accounts of $7 and $13 in 2017 and 2016, respectively	92	81
Taxes receivable	19	—
Accrued unbilled revenue	454	399
Accounts receivable from affiliated companies	64	109
Fuel oil, gas in storage, materials and supplies, at average cost	287	270
Prepayments	108	100
Regulatory assets	62	90
Restricted cash	—	2
Other current assets	84	95
TOTAL CURRENT ASSETS	2,909	2,880
INVESTMENTS	383	315
UTILITY PLANT AT ORIGINAL COST
Electric	27,299	26,122
Gas	7,499	6,814
Steam	2,473	2,421
General	2,753	2,490
TOTAL	40,024	37,847
Less: Accumulated depreciation	8,321	7,836
Net	31,703	30,011
Construction work in progress	1,502	1,104
NET UTILITY PLANT	33,205	31,115
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2017 and 2016	4	4
NET PLANT	33,209	31,119
OTHER NONCURRENT ASSETS
Regulatory assets	3,863	6,473
Other deferred charges and noncurrent assets	87	69
TOTAL OTHER NONCURRENT ASSETS	3,950	6,542
TOTAL ASSETS	$40,451	$40,856
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2017	101

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,200	$—
Notes payable	150	600
Accounts payable	1,057	876
Accounts payable to affiliated companies	10	10
Customer deposits	334	336
Accrued taxes	102	50
Accrued taxes to affiliated companies	72	119
Accrued interest	113	111
Accrued wages	95	91
Fair value of derivative liabilities	12	66
Regulatory liabilities	65	90
System benefit charge	483	398
Other current liabilities	245	242
TOTAL CURRENT LIABILITIES	3,938	2,989
NONCURRENT LIABILITIES
Provision for injuries and damages	147	154
Pensions and retiree benefits	1,140	1,544
Superfund and other environmental costs	637	655
Asset retirement obligations	287	227
Fair value of derivative liabilities	31	33
Deferred income taxes and unamortized investment tax credits	5,306	9,450
Regulatory liabilities	4,219	1,712
Other deferred credits and noncurrent liabilities	242	190
TOTAL NONCURRENT LIABILITIES	12,009	13,965
LONG-TERM DEBT	12,065	12,073
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	12,439	11,829
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$40,451	$40,856
The accompanying notes are an integral part of these financial statements.

102	CON EDISON ANNUAL REPORT 2017

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Shareholder’s Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2014	235	$589	$4,234	$7,399	$(962)	$(61)	$(11)	$11,188
Net income				1,084				1,084
Common stock dividend to parent				(872)				(872)
Capital contribution by parent			13					13
Other comprehensive income							2	2
BALANCE AS OF DECEMBER 31, 2015	235	$589	$4,247	$7,611	$(962)	$(61)	$(9)	$11,415
Net income				1,056				1,056
Common stock dividend to parent				(744)				(744)
Capital contribution by parent			100					100
Other comprehensive income							2	2
BALANCE AS OF DECEMBER 31, 2016	235	$589	$4,347	$7,923	$(962)	$(61)	$(7)	$11,829
Net income				$1,104				1,104
Common stock dividend to parent				(796)				(796)
Capital contribution by parent			302			(1)		301
Other comprehensive income							1	1
BALANCE AS OF DECEMBER 31, 2017	235	$589	$4,649	$8,231	$(962)	$(62)	$(6)	$12,439
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2017	103

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

	Shares outstanding
	December 31,		At December 31,
(In Millions)	2017	2016	2017	2016
TOTAL SHAREHOLDER’S EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE LOSS	235	235	$12,445	$11,836
Pension plan liability adjustments, net of taxes			(3)	(4)
Unrealized losses on derivatives qualified as cash flow hedges, less reclassification adjustment for losses included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(6)	(7)
TOTAL SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)			$12,439	$11,829
The accompanying notes are an integral part of these financial statements.

104	CON EDISON ANNUAL REPORT 2017

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2017	2016
DEBENTURES:
2018	5.85	2008A	600	600
2018	7.125	2008C	600	600
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2024	3.30	2014B	250	250
2026	2.90	2016B	250	250
2027	3.125	2017B	350	—
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2042	4.20	2012A	400	400
2043	3.95	2013A	700	700
2044	4.45	2014A	850	850
2045	4.50	2015A	650	650
2046	3.85	2016A	550	550
2047	3.875	2017A	500	—
2054	4.625	2014C	750	750
2056	4.30	2016C	500	500
2057	4.00	2017C	350	—
TOTAL DEBENTURES			12,300	11,100
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds (a):
2032	2.45%	2004B Series 1	127	127
2034	1.834	1999A	293	293
2035	1.68	2004B Series 2	20	20
2036	1.796	2001B	98	98
2036	1.715	2010A	225	225
2039	1.943	2004A	98	98
2039	1.663	2004C	99	99
2039	1.627	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,086	1,086
Unamortized debt expense			(94)	(87)
Unamortized debt discount			(27)	(26)
TOTAL			13,265	12,073
Less: Long-term debt due within one year			1,200	—
TOTAL LONG-TERM DEBT			12,065	12,073
TOTAL CAPITALIZATION			$24,504	$23,902
(a) Rates are to be reset weekly or by auction held every 35 days; December 31, 2017 rates shown.
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2017	105

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
Other significant accounting policies of the Companies are referenced below in this Note A and in the notes that follow.

106	CON EDISON ANNUAL REPORT 2017

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
Rates used for AFUDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFUDC rates for CECONY were 5.5 percent, 4.7 percent and 4.4 percent for 2017, 2016 and 2015, respectively. The AFUDC rates for O&R were 2.5 percent, 3.5 percent and 0.4 percent for 2017, 2016 and 2015, respectively.
The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rates for CECONY were 3.1 percent for 2017, 2016 and 2015. The average depreciation rates for O&R were 2.9 percent for 2017 and 2016 and 3.0 percent for 2015.
The estimated lives for utility plant for CECONY range from 5 to 95 years for electric, 5 to 100 years for gas, 5 to 80 years for steam and 5 to 55 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric and gas and 5 to 50 years for general plant.
At December 31, 2017 and 2016, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Electric
Generation	$544	$479	$544	$479
Transmission	3,210	3,184	2,990	2,963
Distribution	18,959	18,150	17,996	17,234
Gas (a)	6,976	6,285	6,403	5,749
Steam	1,798	1,882	1,798	1,882
General	2,105	1,816	1,905	1,639
Held for future use	76	74	67	65
Construction work in progress	1,605	1,175	1,502	1,104
Net Utility Plant	$35,273	$33,045	$33,205	$31,115
(a) Primarily distribution.
Under the Utilities’ rate plans, the aggregate annual depreciation allowance for the period ended December 31, 2017 was $1,253 million, including $1,184 million under CECONY’s electric, gas and steam rate plans that have been approved by the New York State Public Service Commission (NYSPSC).
Non–Utility Plant
Non-utility plant is stated at original cost. For Con Edison, non–utility plant consists primarily of the Clean Energy Businesses’ renewable electric production and gas storage. For the Utilities, non–utility plant consists of land and conduit for telecommunication use. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives, which range from 3 to 30 years.

CON EDISON ANNUAL REPORT 2017	107

Goodwill
Con Edison tests goodwill for impairment at least annually or whenever there is a triggering event. There is an option to first make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying a two–step, quantitative goodwill impairment test. Con Edison has elected to perform the qualitative assessment for substantially all of its goodwill and, if needed, applies the two-step quantitative approach. The first step of the quantitative goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill. In 2017, Con Edison recorded no impairment charge on goodwill. See Note K.
Long–Lived and Intangible Assets
Con Edison evaluates the impairment of long-lived assets and intangible assets with definite lives, based on projections of undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event an evaluation indicates that such cash flows cannot be expected to be sufficient to fully recover the assets, the assets are written down to their estimated fair value. In 2015, Con Edison recorded a $5 million impairment charge on the assets held for sale of Pike County Light & Power Company (Pike), a former O&R subsidiary that was sold in August 2016 (see Note U). No impairment charges on long-lived assets were recognized in 2017 or 2016. No impairment charges on intangible assets with definite lives were recognized in 2017, 2016, or 2015. For information about the Companies' intangible assets, see Note K.
Revenues
The Utilities and Con Edison Solutions, until the sale of its retail electric supply business in September 2016 (see Note U), recognize revenues as energy is delivered to customers. The Utilities accrue and Con Edison Solutions accrued revenues at the end of each month for estimated energy not yet billed to customers. The Utilities defer over a 12–month period net interruptible gas revenues, other than those authorized by the NYSPSC to be retained by the Utilities, for refund to firm gas sales and transportation customers. Con Edison Development recognizes revenue for the sale of energy from renewable electric production projects as energy is generated and billed to counterparties. Con Edison Development accrues revenues at the end of each month for energy not yet billed to counterparties. Con Edison Energy recognizes revenue as energy is delivered and services are provided for managing energy supply assets leased from others and managing the dispatch, fuel requirements and risk management activities for generating plants and merchant transmission in the northeastern United States. Con Edison Solutions recognizes revenue for providing energy-efficiency services to government and commercial customers, and Con Edison Development recognizes revenue for the engineering, procurement and construction of Upton 2, under the percentage-of-completion method of revenue recognition.

Sales and profits on each percentage-of-completion contract are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the ‘‘cost-to-cost’’ method). The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made. Unbilled contract revenues were $58 million and $21 million as of December 31, 2017 and 2016, respectively, and represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as revenues, but have not yet been billed to customers. Substantially all unbilled contract revenues are expected to be collected within one year. Unbilled contract revenues arise from the cost-to-cost method of revenue recognition. Unbilled contract revenues from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unearned revenue, which reflects a liability for billings to customers in excess of earned revenue was $87 million and $2 million as of December 31, 2017 and 2016, respectively.

Revenues recorded as energy is delivered, generated or services provided and billed to customers are recorded in accounts receivable – customers. Con Edison's and the Utilities' accounts receivable – customers balance also reflects the Utilities' purchase of receivables from energy service companies to support retail choice programs. Accrued revenues not yet billed to customers are recorded as accrued unbilled revenues.

108	CON EDISON ANNUAL REPORT 2017

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

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
Con Edison	$302	$336	$354
CECONY	292	316	331

For information about changes to the accounting rules for revenue recognition, see Note T.
Recoverable Energy Costs
The Utilities generally recover all of their prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with rate provisions approved by the applicable state public utility regulators. If the actual energy supply costs for a given month are more or less than the amounts billed to customers for that month, the difference in most cases is recoverable from or refundable to customers. Differences between actual and billed electric and steam supply costs and costs of its electric demand management programs are generally deferred for charge or refund to customers during the next billing cycle (normally within one or two months). For the Utilities’ gas costs, differences between actual and billed gas costs during the 12–month period ending each August are charged or refunded to customers during a subsequent 12–month period.
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
Temporary Cash Investments
Temporary cash investments are short-term, highly–liquid investments that generally have maturities of three months or less at the date of purchase. They are stated at cost, which approximates market. The Companies consider temporary cash investments to be cash equivalents.
Investments
Investments consist primarily of the investments of Con Edison Transmission and the Clean Energy Businesses that are accounted for under the equity method, and the fair value of the Utilities’ supplemental retirement income plan and deferred income plan assets. The following investment assets are included in the Companies' consolidated balance sheets at December 31, 2017 and 2016:

CON EDISON ANNUAL REPORT 2017	109

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
CET Gas investment in Stagecoach Gas Services, LLC (a)	$971	$992	$—	$—
Con Edison Development equity method investments (b)	467	488	—	—
Supplemental retirement income plan assets (c)	330	273	301	246
CET Gas investment in Mountain Valley Pipeline, LLC (a)	98	48	—	—
Deferred income plan assets	73	60	73	60
CET Electric investment in New York Transco, LLC (a)	53	51	—	—
Other	9	9	9	9
Total investments	$2,001	$1,921	$383	$315

(a)	See Note U.

(b)	See Note Q.

(c)	See Note E.
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
The total periodic benefit costs are recognized in accordance with the accounting rules for retirement benefits. Investment gains and losses are recognized in expense over a 15–year period and other actuarial gains and losses are recognized in expense over a 10–year period, subject to the deferral provisions in the rate plans.
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

110	CON EDISON ANNUAL REPORT 2017

Federal Income Tax
In accordance with accounting rules for income taxes, the Companies have recorded an accumulated deferred federal income tax liability at current tax rates for temporary differences between the book and tax basis of assets and liabilities. In accordance with rate plans, the Utilities have recovered amounts from customers for a portion of the tax liability they will pay in the future as a result of the reversal or “turn-around” of these temporary differences. As to the remaining deferred tax liability, the Utilities had established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense pursuant to the NYSPSC's 1993 Policy Statement approving accounting procedures consistent with accounting rules for income taxes and providing assurances that these future increases in taxes will be recoverable in rates. Upon enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the TCJA), the Companies re-measured their deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, Con Edison decreased its net deferred tax liabilities by $5,312 million (including $4,781 million for CECONY), recognized net income of $259 million, decreased its regulatory asset for future income tax by $1,250 million (including $1,182 million for CECONY), decreased its regulatory asset for revenue taxes by $90 million (including $86 million for CECONY), and accrued a regulatory liability for future income tax of $3,713 million (including $3,513 million for CECONY). See “Other Regulatory Matters” and “Regulatory Assets and Liabilities” in Note B and Note L.
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
Research and Development Costs
Research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
Con Edison	$24	$24	$23
CECONY	23	22	22
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
Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the exercise price. See Note M.

CON EDISON ANNUAL REPORT 2017	111

Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2017	2016	2015
Net income	$1,525	$1,245	$1,193
Weighted average common shares outstanding – basic	307.1	300.4	293.0
Add: Incremental shares attributable to effect of potentially dilutive securities	1.7	1.5	1.4
Adjusted weighted average common shares outstanding – diluted	308.8	301.9	294.4
Net Income per common share – basic	$4.97	$4.15	$4.07
Net Income per common share – diluted	$4.94	$4.12	$4.05
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Changes in Accumulated Other Comprehensive Income/(Loss) by Component
Changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI, net of taxes, at December 31, 2014 (a)	$(45)	$(11)
OCI before reclassifications, net of tax of $(3) for Con Edison	5	1
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(4) and $(1) for Con Edison and CECONY, respectively(a)(b)	6	1
Total OCI, net of taxes, at December 31, 2015	11	2
Accumulated OCI, net of taxes, at December 31, 2015 (a)	$(34)	$(9)
OCI before reclassifications, net of tax of $(1) for Con Edison and CECONY	2	1
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(3) and $(1) for Con Edison and CECONY, respectively(a)(b)	5	1
Total OCI, net of taxes, at December 31, 2016	7	2
Accumulated OCI, net of taxes, at December 31, 2016 (a)	$(27)	$(7)
OCI before reclassifications, net of tax of $3 and $1 for Con Edison and CECONY, respectively	(4)	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(3) and $(1) for Con Edison and CECONY, respectively(a)(b)	5	1
Total OCI, net of taxes, at December 31, 2017	1	1
Accumulated OCI, net of taxes, at December 31, 2017 (a)	$(26)	$(6)
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

112	CON EDISON ANNUAL REPORT 2017

Common provisions of the Utilities’ New York rate plans include:
Recoverable energy costs that allow the Utilities to recover on a current basis the costs for the energy they supply with no mark-up to their full-service customers.
Cost reconciliations that reconcile pension and other postretirement benefit costs, environmental remediation costs, property taxes, variable rate tax-exempt debt and certain other costs to amounts reflected in delivery rates for such costs. In addition, changes in the Utilities' costs not reflected in rates, in excess of certain amounts, resulting from changes in tax or other law, rule, regulation, order, or other requirement or interpretation are deferred as a regulatory asset or regulatory liability to be reflected in the Utilities' next rate plan or in a manner to be determined by the NYSPSC. See "Other Regulatory Matters," below. Also, the Utilities generally retain the right to petition for recovery or accounting deferral of extraordinary and material cost increases and provision is sometimes made for the utility to retain a share of cost reductions, for example, property tax refunds.
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
Positive revenue adjustments for achievement of performance standards related to achievement of clean energy goals, safety and other matters.
Net utility plant reconciliations that require deferral as a regulatory liability of the revenue requirement impact of the amount, if any, by which actual average net utility plant balances are less than amounts reflected in rates. There is generally no symmetric mechanism if actual average net utility plant balances are more than amounts reflected in rates.
Rate base, as reflected in the rate plans, is, in general, the sum of the Utilities’ net plant, working capital and certain regulatory assets less deferred taxes and certain regulatory liabilities. For each rate plan, the NYSPSC uses a forecast of the average rate base for each year that new rates would be in effect (“rate year”).
Weighted average cost of capital is determined based on the authorized common equity ratio, return on common equity, cost of long-term debt and customer deposits reflected in each rate plan. For each rate plan, the revenues designed to provide the utility a return on invested capital for each rate year are determined by multiplying each utility rate base by its pre–tax weighted average cost of capital. The Utilities’ actual return on common equity will reflect their actual operations for each rate year, and may be more or less than the authorized return on equity reflected in their rate plans (and if more, may be subject to earnings sharing).
The following tables contain a summary of the Utilities’ rate plans:

CON EDISON ANNUAL REPORT 2017	113

CECONY – Electric
Effective period	January 2014 – December 2016	January 2017 – December 2019 (b)
Base rate changes	Yr. 1 – $(76.2) million (a) Yr. 2 – $124.0 million (a) Yr. 3 – None	Yr. 1 – $195 million (c) Yr. 2 – $155 million (c) Yr. 3 – $155 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 and 2 – $(37) million (d) Yr. 3 – $123 million (d)	Yr. 1 – $84 million Yr. 2 – $83 million Yr. 3 – $69 million
Other revenue sources	Retention of $90 million of annual transmission congestion revenues.
Retention of $75 million of annual transmission congestion revenues.

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 – $28 million
Yr. 2 – $47 million
Yr. 3 – $64 million
In 2017, the company recorded $13 million of earnings adjustment mechanism incentives for energy efficiency. The company also achieved other incentives of $5 million that, pursuant to the rate plan, will be recorded ratably in earnings from 2018 to 2020.

Revenue decoupling mechanisms	In 2014, 2015 and 2016, the company deferred for customer benefit $146 million, $98 million and $101 million of revenues, respectively.	Continuation of reconciliation of actual to authorized electric delivery revenues. In 2017, the company deferred $45 million for customer benefits.
Recoverable energy costs (e)	Current rate recovery of purchased power and fuel costs.	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments
Potential penalties (up to $400 million annually) if certain performance targets are not met. In 2014, the company recorded a $5 million negative revenue adjustment. In 2015 and 2016, the company did not record any negative revenue adjustments.

Potential penalties if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 – $376 million
Yr. 2 – $341 million
Yr. 3 – $352 million
In 2017, the company did not record any negative revenue adjustments.

Cost reconciliations	In 2014, 2015 and 2016, the company deferred $57 million, $26 million and $68 million of net regulatory liabilities, respectively (f).
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate tax-exempt debt, major storms, property taxes (f), municipal infrastructure support costs (g), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (h).
In 2017, the company deferred $35 million of net regulatory assets.

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

Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI):
Yr. 1 – $21,689 million
Yr. 2 – $22,338 million
Yr. 3 – $23,002 million
AMI:
Yr. 1 – $126 million
Yr. 2 – $257 million
Yr. 3 – $415 million
The company deferred $0.4 million as a regulatory asset in 2017.

Average rate base	Yr. 1 – $17,323 million Yr. 2 – $18,113 million Yr. 3 – $18,282 million	Yr. 1 – $18,902 million Yr. 2 – $19,530 million Yr. 3 – $20,277 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.05 percent Yr. 2 – 7.08 percent Yr. 3 – 6.91 percent	Yr. 1 – 6.82 percent Yr. 2 – 6.80 percent Yr. 3 – 6.73 percent
Authorized return on common equity	Yrs. 1 and 2 – 9.2 percent Yr. 3 – 9.0 percent	9.0 percent
Actual return on common equity	Yr. 1 – 9.04 percent Yr. 2 – 10.16 percent Yr. 3 – 9.66 percent	Yr. 1 – 9.3 percent

114	CON EDISON ANNUAL REPORT 2017

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

In 2017, the company had no earnings above the threshold but recorded a positive adjustment related to 2016 of $5.7 million in earnings.

Cost of long-term debt	Yr. 1 – 5.17 percent Yr. 2 – 5.23 percent Yr. 3 – 5.09 percent	Yr. 1 – 4.93 percent Yr. 2 – 4.88 percent Yr. 3 – 4.74 percent
Common equity ratio	48 percent	48 percent

(a)	The impact of these base rate changes was deferred which resulted in a $30 million regulatory liability at December 31, 2015; this amount has been amortized to $0 at December 31, 2016.

(b)
In January 2017, the NYSPSC approved the September 2016 Joint Proposal for CECONY's electric rate plan for January 2017 through December 2019. If at the end of any year, Con Edison’s investments in its non-utility businesses exceed 15 percent of Con Edison’s total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, CECONY is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures are not necessary.

(c)
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

(e)
For transmission service provided pursuant to the open access transmission tariff of PJM Interconnection LLC (PJM), unless and until changed by the NYSPSC, the company will recover all charges incurred associated with the transmission service. Starting in January 2014, PJM submitted to the FERC a series of requests that substantially increase the charges for the transmission service. CECONY has challenged each of these requests. To date, FERC has rejected all but one of CECONY’s protests. In June 2015 and May 2016, CECONY filed appeals of certain FERC decisions with the U.S. Court of Appeals. In April 2017, the transmission service terminated because CECONY did not exercise its option to continue the service.

(f)
Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points (5.0, 7.5 or 10.0 basis points, depending on the year).

(g)
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

(h)
In addition, amounts reflected in rates relating to the regulatory asset for future income tax and the excess deferred federal income tax liability are subject to reconciliation. The NYSPSC staff is to audit the regulatory asset and the tax liability. Differences resulting from the NYSPSC staff review will be deferred for NYSPSC determination of any amounts to be refunded or collected from customers. See "Other Regulatory Matters," below.

CON EDISON ANNUAL REPORT 2017	115

CECONY – Gas
Effective period	January 2014 – December 2016	January 2017 - December 2019 (b)
Base rate changes	Yr. 1 – $(54.6) million (a) Yr. 2 – $38.6 million (a) Yr. 3 – $56.8 million (a)	Yr. 1 – $(5) million (b) Yr. 2 – $92 million (b) Yr. 3 – $90 million (b)
Amortizations to income of net regulatory (assets) and liabilities	$4 million over three years	Yr. 1 – $39 million Yr. 2 – $37 million Yr. 3 – $36 million
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

Potential incentives if performance targets related to gas leak backlog, leak prone pipe and service terminations are met:
Yr. 1 – $7 million
Yr. 2 – $8 million
Yr. 3 – $8 million
In 2017, the company achieved incentives of $7 million that, pursuant to the rate plan, will be recorded ratably in earnings from 2018 to 2020.

Revenue decoupling mechanisms	In 2014, 2015 and 2016, the company deferred $28 million, $54 million and $71 million of regulatory liabilities, respectively.	Continuation of reconciliation of actual to authorized gas delivery revenues. In 2017, the company deferred $3 million of regulatory liabilities.
Recoverable energy costs	Current rate recovery of purchased gas costs.	Continuation of current rate recovery of purchased gas costs.
Negative revenue adjustments
Potential penalties (up to $33 million in 2014, $44 million in 2015, and $56 million in 2016) if certain gas performance targets are not met. In 2014, 2015 and 2016, the company did not record any negative revenue adjustments.

Potential penalties if performance targets relating to service, safety and other matters are not met:
Yr. 1 – $68 million
Yr. 2 – $63 million
Yr. 3 – $70 million
In 2017, the company recorded a $5 million negative revenue adjustment.

Cost reconciliations	In 2014, 2015 and 2016, the company deferred $38 million, $11 million, and $32 million of net regulatory liabilities, respectively. (c)
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate tax-exempt debt, major storms, property taxes, municipal infrastructure support costs, the impact of new laws and environmental site investigation and remediation to amounts reflected in rates. (d)
In 2017, the company deferred $2 million of net regulatory liabilities.

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

Target levels reflected in rates:
Gas average net plant target excluding AMI:
Yr. 1 – $5,844 million
Yr. 2 – $6,512 million
Yr. 3 – $7,177 million
AMI:
Yr. 1 – $27 million
Yr. 2 – $57 million
Yr. 3 – $100 million
In 2017 $2.2 million was deferred a regulatory liability.

Average rate base	Yr. 1 – $3,521 million Yr. 2 – $3,863 million Yr. 3 – $4,236 million	Yr. 1 – $4,841 million Yr. 2 – $5,395 million Yr. 3 – $6,005 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent	Yr. 1 – 6.82 percent Yr. 2 – 6.80 percent Yr. 3 – 6.73 percent
Authorized return on common equity	9.3 percent	9.0 percent
Actual return on common equity	Yr. 1 – 8.02 percent Yr. 2 – 8.13 percent Yr. 3 – 7.83 percent	Yr. 1 – 9.22 percent
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
In 2017, the company had no earnings above the threshold.

Cost of long-term debt	Yr. 1 – 5.17 percent Yr. 2 – 5.23 percent Yr. 3 – 5.39 percent	Yr. 1 – 4.93 percent Yr. 2 – 4.88 percent Yr. 3 – 4.74 percent

116	CON EDISON ANNUAL REPORT 2017

Common equity ratio	48 percent	48 percent

(a)	The impact of these base rate changes was deferred which resulted in a $32 million regulatory liability at December 31, 2016.

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

(d)	See footnotes (e), (f), (g) and (h) to the table under "CECONY - Electric" above.

CON EDISON ANNUAL REPORT 2017	117

CECONY – Steam
Effective period	January 2014 – December 2016 (a)
Base rate changes	Yr. 1 – $(22.4) million (b) Yr. 2 – $19.8 million (b) Yr. 3 – $20.3 million (b) Yr. 4 – None
Amortizations to income of net regulatory (assets) and liabilities	$37 million over three years
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential penalties (up to $1 million annually) if certain steam performance targets are not met. In 2014, 2015, 2016 and 2017, the company did not record any negative revenue adjustments.
Cost reconciliations (c)
In 2014, 2015, 2016 and 2017, the company deferred $42 million of net regulatory liabilities, $17 million of net regulatory assets, $8 million and $14 million of net regulatory liabilities, respectively.

Net utility plant reconciliations
Target levels reflected in rates were:
Production: Yr. 1 – $1,752 million;
Yr. 2 – $1,732 million; Yr. 3 – $1,720 million
Distribution: Yr. 1 – $6 million;
Yr. 2 – $11 million; Yr. 3 – $25 million
The company reduced its regulatory liability by $0.1 million in 2014 and immaterial amounts in 2015 and 2016 and no deferrals were recorded in 2017.

Average rate base	Yr. 1 – $1,511 million Yr. 2 – $1,547 million Yr. 3 – $1,604 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent
Authorized return on common equity	9.3 percent
Actual return on common equity	Yr. 1 – 9.82 percent Yr. 2 – 10.88 percent Yr. 3 – 10.54 percent Yr. 4 – 9.51 percent
Earnings sharing
Weather normalized earnings above an annual earnings threshold of 9.9 percent are to be applied to reduce regulatory assets for environmental remediation and other costs.
In 2014, the company had no earnings above the threshold. Actual earnings were $11.5 million and $7.8 million above the threshold in 2015 and 2016, respectively. In 2017, actual earnings were $8.5 million above the threshold, offset in part by a positive adjustment related to 2016 of $4 million.

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

118	CON EDISON ANNUAL REPORT 2017

O&R New York – Electric
Effective period	July 2012 – October 2015	November 2015 - October 2017 (a)
Base rate changes	Yr. 1 – $19.4 million Yr. 2 – $8.8 million Yr. 3 – $15.2 million	Yr. 1 – $9.3 million Yr. 2 – $8.8 million
Amortizations to income of net regulatory (assets) and liabilities	$(32.2) million over three years	Yr. 1 – $(8.5) million (b) Yr. 2 – $(9.4) million (b)
Revenue decoupling mechanisms	In 2012, 2013 and 2014, the company deferred for the customer’s benefit $2.6 million, $3.2 million and $(3.4) million, respectively.	In 2015, 2016 and 2017, the company deferred for the customer’s benefit an immaterial amount, $6.3 million as regulatory liabilities and $11.2 million as regulatory asset, respectively.
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.	Continuation of current rate recovery of purchased power costs.
Negative revenue adjustments
Potential penalties (up to $3 million annually) if certain customer service and system reliability performance targets are not met. In 2012, 2013 and 2014, the company did not record any negative revenue adjustments.

Potential penalties (up to $4 million annually) if certain performance targets are not met. In 2015 the company recorded $1.25 million in negative revenue adjustments. In 2016 and 2017, the company did not record any negative revenue adjustments.

Cost reconciliations	In 2012, 2013 and 2014, the company deferred $7.8 million, $4.1 million and $(0.2) million as a net increase/(decrease) to regulatory assets, respectively.	In 2015, 2016 and 2017, the company deferred $0.3 million, $7.4 million and $3.2 million as net decreases to regulatory assets, respectively.
Net utility plant reconciliations
Target levels reflected in rates were:
Yr. 1 – $678 million; Yr. 2- $704 million; Yr. 3 – $753 million
The company increased its regulatory liability by $4.2 million in 2012. The company reduced its regulatory liability by $1.1 million and $2.3 million in 2013 and 2014, respectively.

Target levels reflected in rates are:
Yr. 1 – $928 million (c)
Yr. 2 – $970 million (c)
The company increased/(reduced) its regulatory asset by $2.2 million, $(1.9) million and $(1.9) million in 2015, 2016 and 2017, respectively.

Average rate base	Yr. 1 – $671 million Yr. 2 – $708 million Yr. 3 – $759 million	Yr. 1 – $763 million Yr. 2 – $805 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.61 percent Yr. 2 – 7.65 percent Yr. 3 – 7.48 percent	Yr. 1 – 7.10 percent Yr. 2 – 7.06 percent
Authorized return on common equity	Yr. 1 – 9.4 percent Yr. 2 – 9.5 percent Yr. 3 – 9.6 percent	9.0 percent
Actual return on common equity	Yr. 1 – 12.9 percent Yr. 2 – 8.7 percent Yr. 3 – 9.4 percent	Yr. 1 – 10.8 percent Yr. 2 – 9.7 percent
Earnings sharing	The company recorded a regulatory liability of $1 million for earnings above the sharing threshold under the rate plan as of December 31, 2014.
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets. In 2015, earnings did not exceed the earnings threshold. Actual earnings were $6.1 million and $0.3 million above the threshold for 2016 and 2017, respectively.

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

In January 2018, O&R filed a request with the NYSPSC for an increase in the rates it charges for electric service rendered in New York, effective January 1, 2019, of $20.3 million. The filing reflects a return on common equity of 9.75 percent and a common equity ratio of 48 percent. The filing proposes continuation of the provisions with respect to recovery from customers of the cost of purchased power, and the reconciliation of actual expenses allocable to the electric business to the amounts for such costs reflected in electric rates for storm costs, pension and other postretirement benefit costs, environmental remediation and property taxes.

CON EDISON ANNUAL REPORT 2017	119

O&R New York – Gas
Effective period	November 2009 – October 2015	November 2015 – October 2018
Base rate changes	Yr. 1 – $9 million Yr. 2 – $9 million Yr. 3 – $4.6 million Yr. 3 – $4.3 million collected through a surcharge Yr. 4 – None Yr. 5 – None	Yr. 1 – $16.4 million Yr. 2 – $16.4 million Yr. 3 – $5.8 million Yr. 3 – $10.6 million collected through a surcharge
Amortization to income of net regulatory (assets) and liabilities	$(2) million over three years	Yr. 1 – $(1.7) million (a) Yr. 2 – $(2.1) million (a) Yr. 3 – $(2.5) million (a)
Revenue decoupling mechanisms	In 2012, 2013 and 2014, the company deferred $4.7 million, $0.7 million and $(0.1) million of regulatory liabilities, respectively.	In 2015 and 2016, the company deferred $0.8 million regulatory assets and $6.2 million of regulatory liabilities, respectively. In 2017, the company deferred $1.7 million in regulatory liabilities.
Recoverable energy costs	Current rate recovery of purchased gas costs.	Current rate recovery of purchased gas costs.
Negative revenue adjustments
Potential penalties (up to $1.4 million annually) if certain operations and customer service requirements are not met. In 2012, 2013 and 2014, the company did not record any negative revenue adjustments.

Potential penalties (up to $3.7 million in Yr. 1, $4.7 million in Yr. 2 and $4.9 million in Yr. 3) if certain performance targets are not met. In 2015, 2016 and 2017, the company did not record any negative revenue adjustments.

Cost reconciliations	In 2012, 2013 and 2014, the company deferred $0.7 million, $8.3 million and $8.3 million as net regulatory assets, respectively.	In 2015 and 2016, the company deferred $4.5 million and $6.6 million as net regulatory liabilities and assets, respectively. In 2017, the company deferred $3.5 million as net regulatory liabilities.
Net utility plant reconciliations	The company deferred $0.7 million in 2012 as a regulatory asset and no deferrals were recorded for 2013 or 2014.
Target levels reflected in rates are:
Yr. 1 – $492 million (b)
Yr. 2 – $518 million (b)
Yr. 3 – $546 million (b)
No deferral was recorded for 2015 and immaterial amounts were recorded as regulatory liabilities in 2016 and 2017.

Average rate base	Yr. 1 – $280 million Yr. 2 – $296 million Yr. 3 – $309 million	Yr. 1 – $366 million Yr. 2 – $391 million Yr. 3 – $417 million
Weighted average cost of capital (after-tax)	8.49 percent	Yr. 1 – 7.10 percent Yr. 2 – 7.06 percent Yr. 3 – 7.06 percent
Authorized return on common equity	10.4 percent	9.0 percent
Actual return on common equity	Yr. 1 – 10.2 percent Yr. 2 – 9.6 percent Yr. 3 – 12.6 percent Yr. 4 – 10.2 percent Yr. 5 – 6.1 percent	Yr. 1 – 11.2 percent Yr. 2 – 9.7 percent
Earnings sharing	Earnings above an annual earnings threshold of 11.4 percent are to be applied to reduce regulatory assets. In 2012, 2013 and 2014, earnings did not exceed the earnings threshold.
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets. In 2015, earnings did not exceed the earnings threshold. Actual earnings were $4 million and $0.2 million above the threshold for 2016 and 2017, respectively.

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

In January 2018, O&R filed a request with the NYSPSC for an increase in the rates it charges for gas service rendered in New York, effective January 1, 2019, of $4.5 million. The filing reflects a return on common equity of 9.75 percent and a common equity ratio of 48 percent. The filing proposes continuation of the provisions with respect to recovery from customers of the cost of purchased gas, and the reconciliation of actual expenses allocable to the gas business to the amounts for such costs reflected in gas rates for pension and other postretirement benefit costs, environmental remediation and property taxes.

120	CON EDISON ANNUAL REPORT 2017

RECO
Effective period	August 2014 – February 2017	March 2017 (a)
Base rate changes	Yr. 1 – $13.0 million	Yr. 1 – $1.7 million
Amortization to income of net regulatory (assets) and liabilities	$0.4 million over three years and $(25.6) million of deferred storm costs over four years	$0.2 million over three years and continuation of $(25.6) million of deferred storm costs over four years expiring July 31, 2018 (b)
Recoverable energy costs	Current rate recovery of purchased power costs.	Current rate recovery of purchased power costs.
Cost reconciliations	None	None
Average rate base	$172.2 million	Yr. 1 – $178.7 million
Weighted average cost of capital (after-tax)	7.83 percent	7.47 percent
Authorized return on common equity	9.75 percent	9.6 percent
Actual return on common equity	Yr. 1 – 9.2 percent Yr. 2 – 8.7 percent	(c)
Cost of long-term debt	5.89 percent	5.37 percent
Common equity ratio	50 percent	49.7 percent

(a)	Effective until a new rate plan approved by the NJBPU goes into effect.

(b)
In January 2016, the NJBPU approved RECO’s plan to spend $15.7 million in capital over three years to harden its electric system against storms, the costs of which RECO, beginning in 2017, is collecting through a customer surcharge.

(c)	Actual return on common equity for first rate year of current rate plan not determinable until March 31, 2018 end of rate year.

In November 2017, FERC approved a September 2017 settlement agreement among RECO, the New Jersey Division of Rate Counsel and the NJBPU that increases RECO's annual transmission revenue requirement from $11.8 million to $17.7 million, effective April 2017. The revenue requirement reflects a return on common equity of 10.0 percent.
Other Regulatory Matters
In August and November 2017, the NYSPSC issued orders in its proceeding investigating an April 21, 2017 Metropolitan Transportation Authority (MTA) subway power outage. The orders indicated that the investigation determined that the outage was caused by a failure of CECONY’s electricity supply to a subway station, which led to a loss of the subway signals, and that one of the secondary services to the MTA facility had been improperly rerouted and was not properly documented by the company. The orders also indicated that the loss of power to the subway station affected multiple subway lines and caused widespread delays across the subway system. Pursuant to the orders, the company is required to take certain actions, including inspecting, repairing and installing certain electrical equipment that serves the subway system, analyzing power supply and power quality events affecting the MTA’s signaling services, and filing monthly reports with the NYSPSC on all of the company's activities related to the subway system. In July 2017, the Chairman of the NYSPSC notified the company that the April 21, 2017 subway power outage incident will likely result in a prudence review of the reasonableness of CECONY's actions and conduct. The orders did not commence a prudence review. The company incurred costs related to this matter in 2017 of $65 million. Included in this amount is $15 million in capital and operating and maintenance costs reflected in the company's electric rate plan and $50 million deferred as a regulatory asset pursuant to the rate plan. The company, which plans to complete the required actions in 2018, expects to incur costs related to this matter in 2018 of $137 million. Included in this amount is $10 million in expected capital and operating and maintenance costs reflected in the rate plan and $127 million expected to be deferred as a regulatory asset pursuant to the rate plan.

In December 2017, the NYSPSC issued an order initiating a proceeding to study the potential effects of the TCJA on the tax expenses and liabilities of New York State utilities and the regulatory treatment to preserve the resulting benefits for customers. In January 2018, the NJBPU issued an order initiating a proceeding to consider the TCJA. Upon enactment of the TCJA, CECONY, O&R and RECO re-measured their deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, CECONY, O&R and RECO, decreased their net deferred tax liabilities by $4,781 million, $216 million and $45 million, respectively, decreased their regulatory asset for future income tax by $1,182 million, $51 million and $17 million, respectively, decreased their regulatory asset for revenue taxes by $86 million, $4 million and $0 million, respectively, and accrued regulatory liabilities for future income tax of $3,513 million, $161 million and $28 million, respectively. See Note L. In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R. See footnote (h) to the table under "CECONY – Electric," above.

CON EDISON ANNUAL REPORT 2017	121

Regulatory Assets and Liabilities
Regulatory assets and liabilities at December 31, 2017 and 2016 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Regulatory assets
Unrecognized pension and other postretirement costs	$2,526	$2,874	$2,376	$2,730
Future income tax*	—	2,439	—	2,325
Environmental remediation costs	793	823	677	711
Revenue taxes	260	295	248	280
Pension and other postretirement benefits deferrals	79	38	58	7
Recoverable energy costs	60	42	52	38
Municipal infrastructure support costs	56	44	56	44
Property tax reconciliation	51	37	25	—
MTA power reliability deferral	50	—	50	—
Deferred derivative losses	44	48	37	42
Deferred storm costs	38	56	—	3
Brooklyn Queens demand management program	37	29	37	29
Unamortized loss on reacquired debt	37	43	35	41
Indian Point Energy Center program costs	29	50	29	50
Preferred stock redemption	24	25	24	25
Workers’ compensation	10	13	10	13
Net electric deferrals	9	24	9	24
O&R transition bond charges	9	15	—	—
Surcharge for New York State assessment	2	28	2	26
Other	152	101	138	85
Regulatory assets – noncurrent	4,266	7,024	3,863	6,473
Deferred derivative losses	40	91	37	86
Recoverable energy costs	27	9	25	4
Regulatory assets – current	67	100	62	90
Total Regulatory Assets	$4,333	$7,124	$3,925	$6,563
Regulatory liabilities
Future income tax*	$2,545	$—	$2,390	$—
Allowance for cost of removal less salvage	846	755	719	641
Pension and other postretirement benefit deferrals	207	193	181	162
Net unbilled revenue deferrals	183	145	183	145
Energy efficiency portfolio standard unencumbered funds	127	—	122	—
Property tax reconciliation	107	178	107	178
Unrecognized other postretirement costs	92	60	92	60
Settlement of prudence proceeding	66	95	66	95
Property tax refunds	44	1	44	1
Carrying charges on repair allowance and bonus depreciation	43	68	42	67
New York State income tax rate change	36	61	35	60
Variable-rate tax-exempt debt - cost rate reconciliation	30	55	26	48
Earnings sharing - electric, gas and steam	29	39	19	28
Settlement of gas proceedings	27	27	27	27
Base rate change deferrals	21	40	21	40
Net utility plant reconciliations	12	16	8	15
Other	162	172	137	145
Regulatory liabilities – noncurrent	4,577	1,905	4,219	1,712
Refundable energy costs	41	29	16	5
Deferred derivative gains	31	28	28	24
Revenue decoupling mechanism	29	71	21	61
Regulatory liabilities—current	101	128	65	90
Total Regulatory Liabilities	$4,678	$2,033	$4,284	$1,802
` * See "Federal Income Tax" in Note A, "Other Regulatory Matters," above, and Note L.

122	CON EDISON ANNUAL REPORT 2017

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

Settlement of prudence proceeding represents the remaining amount to be credited to customers pursuant to a Joint Proposal, approved by the NYSPSC in April 2016, with respect to the prudence of certain CECONY expenditures and related matters.

Settlement of gas proceedings represents the amount to be credited to customers pursuant to a settlement agreement approved by the NYSPSC in February 2017 related to CECONY’s practices of qualifying persons to perform plastic fusions on gas facilities and alleged violations of gas safety violations identified by the NYSPSC staff in its investigation of a March 2014 Manhattan explosion and fire (see Note H).
The NYSPSC has authorized CECONY to accrue unbilled electric, gas and steam revenues. CECONY has deferred the net margin on the unbilled revenues for the future benefit of customers by recording a regulatory liability of $183 million and $145 million at December 31, 2017 and 2016, respectively, for the difference between the unbilled revenues and energy cost liabilities.
Note C – Capitalization
Common Stock
At December 31, 2017 and 2016, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities, the Clean Energy Businesses and Con Edison Transmission. CECONY owns 21,976,200 shares of Con Edison stock, which it purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.
Capitalization of Con Edison
The outstanding capitalization for each of the Companies is shown on its Consolidated Statement of Capitalization, and for Con Edison includes outstanding debt of the Utilities and the Clean Energy Businesses.
Dividends
In accordance with NYSPSC requirements, the dividends that the Utilities generally pay are limited to not more than 100 percent of their respective income available for dividends calculated on a two–year rolling average basis. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk.
Long-term Debt
Long-term debt maturing in the period 2018-2022 is as follows:

(Millions of Dollars)	Con Edison	CECONY
2018	$1,298	$1,200
2019	578	475
2020	791	350
2021	544	—
2022	335	—

CON EDISON ANNUAL REPORT 2017	123

CECONY has issued $450 million of tax–exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and is subject to tender by bondholders for purchase by the company.
The carrying amounts and fair values of long-term debt at December 31, 2017 and 2016 are:

(Millions of Dollars)	2017		2016
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$16,029	$18,147	$14,774	$16,093
CECONY	$13,265	$15,163	$12,073	$13,268

(a)
Amounts shown are net of unamortized debt expense and unamortized debt discount of $142 million and $121 million for Con Edison and CECONY, respectively, as of December 31, 2017 and $134 million and $113 million for Con Edison and CECONY, respectively, as of December 31, 2016.

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $17,511 million and $636 million of the fair value of long-term debt at December 31, 2017 are classified as Level 2 and Level 3, respectively. For CECONY, $14,527 million and $636 million of the fair value of long-term debt at December 31, 2017 are classified as Level 2 and Level 3, respectively (see Note P). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.
At December 31, 2017 and 2016, long–term debt of Con Edison included $915 million and $845 million, respectively, of non-recourse debt secured by the pledge of the applicable renewable energy production projects of the Clean Energy Businesses. At December 31, 2017 and 2016, long-term debt of Con Edison included $7 million and $11 million, respectively, of Transition Bonds issued in 2004 by O&R’s New Jersey utility subsidiary through a special purpose entity.
Significant Debt Covenants
The significant debt covenants under the financing arrangements for the Companies' debentures and Con Edison's notes include obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other corporation unless certain conditions are met. In addition, Con Edison's notes include covenants that the company shall continue its utility business in New York City and shall not permit its ratio of consolidated debt to consolidated capital to exceed 0.675 to 1 and include cross default provisions with respect to other indebtedness of the company or its material subsidiaries having a then outstanding principal balance in excess of $100 million. The Companies' debentures have no cross default provisions. The tax–exempt financing arrangements of CECONY are subject to covenants for the debentures discussed above and the covenants discussed below. The Companies were in compliance with their significant debt covenants at December 31, 2017.
The tax-exempt financing arrangements involved the issuance of uncollateralized promissory notes of CECONY to NYSERDA in exchange for the net proceeds of a like amount of tax–exempt bonds with substantially the same terms sold to the public by NYSERDA. The tax-exempt financing arrangements include covenants with respect to the tax–exempt status of the financing, including covenants with respect to the use of the facilities financed. The arrangements include provisions for the maintenance of liquidity and credit facilities, the failure to comply with which would, except as otherwise provided, constitute an event of default for the debt to which such provisions applied.
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
The liquidity and credit facilities currently in effect for the tax–exempt financing include covenants that the ratio of debt to total capital of CECONY will not at any time exceed 0.65 to 1 and that, subject to certain exceptions, CECONY will not mortgage, lien, pledge or otherwise encumber its assets. Certain of the facilities also include as events of default, defaults in payments of other debt obligations in excess of specified levels ($150 million or $100 million, depending on the facility).

124	CON EDISON ANNUAL REPORT 2017

Note D – Short-Term Borrowing
In December 2016, Con Edison and the Utilities entered into a credit agreement (Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement expires in December 2022. There is a maximum of $2,250 million of credit available. The full amount is available to CECONY and $1,000 million (subject to increase up to $1,500 million) is available to Con Edison, including up to $1,200 million of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement. At December 31, 2017, Con Edison had $577 million of commercial paper outstanding, of which $150 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2017 was 1.8 percent for both Con Edison and CECONY. At December 31, 2016, Con Edison had $1,054 million of commercial paper outstanding of which $600 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2016 was 1.0 percent for both Con Edison and CECONY.

At December 31, 2017 and 2016, no loans were outstanding under the credit agreement (Credit Agreement). An immaterial amount and $2 million (including $2 million for CECONY) of letters of credit were outstanding under the Credit Agreement as of December 31, 2017 and 2016, respectively.
The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2017 this ratio was 0.51 to 1 for Con Edison and 0.52 to 1 for CECONY); having liens on its assets in an aggregate amount exceeding five percent of its consolidated total capital, subject to certain exceptions; and the failure, following any applicable notice period, to meet certain other customary covenants. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. The Companies were in compliance with their covenants at December 31, 2017.
See Note S for information about short-term borrowing between related parties.
Note E – Pension Benefits
Con Edison maintains a tax-qualified, non-contributory pension plan that covers substantially all employees of CECONY, O&R, Con Edison Transmission and certain employees of the Clean Energy Businesses. The plan is designed to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. In addition, Con Edison maintains additional non–qualified supplemental pension plans.
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for 2017, 2016 and 2015 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2017	2016	2015	2017	2016	2015
Service cost – including administrative expenses	$263	$275	$297	$246	$258	$279
Interest cost on projected benefit obligation	591	596	575	554	559	538
Expected return on plan assets	(968)	(947)	(886)	(917)	(898)	(840)
Recognition of net actuarial loss	595	596	775	563	565	734
Recognition of prior service costs	(17)	4	4	(19)	2	2
NET PERIODIC BENEFIT COST	$464	$524	$765	$427	$486	$713
Amortization of regulatory asset (a)	—	—	1	—	—	1
TOTAL PERIODIC BENEFIT COST	$464	$524	$766	$427	$486	$714
Cost capitalized	(181)	(214)	(301)	(169)	(203)	(285)
Reconciliation to rate level	(34)	54	(74)	(41)	58	(74)
Cost charged to operating expenses	$249	$364	$391	$217	$341	$355
(a) Relates to an increase in CECONY’s pension obligation of $45 million from a 1999 special retirement program.

CON EDISON ANNUAL REPORT 2017	125

Funded Status
The funded status at December 31, 2017, 2016 and 2015 was as follows:

	Con Edison			CECONY
(Millions of Dollars)	2017	2016	2015	2017	2016	2015
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$14,095	$14,377	$15,081	$13,203	$13,482	$14,137
Service cost – excluding administrative expenses	259	271	293	241	254	274
Interest cost on projected benefit obligation	591	596	575	554	559	538
Net actuarial loss/(gain)	1,231	(302)	(996)	1,171	(282)	(931)
Plan amendments	6	(256)	—	—	(259)	—
Benefits paid	(646)	(591)	(576)	(602)	(551)	(536)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$15,536	$14,095	$14,377	$14,567	$13,203	$13,482
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$12,472	$11,759	$11,495	$11,815	$11,141	$10,897
Actual return on plan assets	2,041	829	126	1,935	787	118
Employer contributions	450	508	750	412	469	697
Benefits paid	(646)	(591)	(576)	(602)	(551)	(536)
Administrative expenses	(43)	(33)	(36)	(41)	(31)	(35)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$14,274	$12,472	$11,759	$13,519	$11,815	$11,141
FUNDED STATUS	$(1,262)	$(1,623)	$(2,618)	$(1,048)	$(1,388)	$(2,341)
Unrecognized net loss	$2,760	$3,157	$3,909	$2,624	$2,995	$3,704
Unrecognized prior service costs	(223)	(244)	16	(242)	(258)	3
Accumulated benefit obligation	13,897	12,655	12,909	12,972	11,806	12,055
The increase in the pension plan’s fair value of plan assets was the primary cause of the decreased pension liability at Con Edison and CECONY of $361 million and $340 million, respectively, compared with December 31, 2016. For Con Edison, this decrease in pension liability corresponds with a decrease to regulatory assets of $368 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $4 million (net of taxes) for the unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the Clean Energy Businesses, Con Edison Transmission, and RECO.
For CECONY, the decrease in pension liability corresponds with a decrease to regulatory assets of $353 million for unrecognized net losses and unrecognized prior service costs consistent with the accounting rules for regulated operations, a credit to OCI of $1 million (net of taxes) for unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the Clean Energy Businesses and Con Edison Transmission.
A portion of the unrecognized net loss and prior service cost for the pension plan, equal to $689 million and $(17) million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $654 million and $(19) million, respectively, for CECONY.
At December 31, 2017 and 2016, Con Edison’s investments include $330 million and $273 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $301 million and $246 million, respectively. See Note P. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $331 million and $297 million as of December 31, 2017 and $303 million and $268 million as of December 31, 2016, respectively.

126	CON EDISON ANNUAL REPORT 2017

Assumptions
The actuarial assumptions were as follows:

	2017	2016	2015
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.70%	4.25%	4.25%
Rate of compensation increase
CECONY	4.25%	4.25%	4.25%
O&R	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.25%	4.25%	3.90%
Expected return on plan assets	7.50%	7.80%	7.80%
Rate of compensation increase
CECONY	4.25%	4.25%	4.25%
O&R	4.00%	4.00%	4.00%
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
Discount Rate Assumption
To determine the assumed discount rate, the Companies use a model that produces a yield curve based on yields on selected highly rated (Aa or higher by either Moody’s or Standard & Poor’s) corporate bonds. Bonds with insufficient liquidity, bonds with questionable pricing information and bonds that are not representative of the overall market are excluded from consideration. For example, the bonds used in the model cannot be callable (with the exception of "make whole" callable bonds), and the amount of the bond issue outstanding must be in excess of $50 million. The spot rates defined by the yield curve and the plan’s projected benefit payments are used to develop a weighted average discount rate.
Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2018	2019	2020	2021	2022	2023-2027
Con Edison	$728	$738	$753	$765	$778	$4,083
CECONY	677	686	700	712	724	3,804
Expected Contributions
Based on estimates as of December 31, 2017, the Companies expect to make contributions to the pension plans during 2018 of $473 million (of which $435 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans.
Plan Assets
The asset allocations for the pension plan at the end of 2017, 2016 and 2015, and the target allocation for 2018 are as follows:

CON EDISON ANNUAL REPORT 2017	127

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2018	2017	2016	2015
Equity Securities	53% - 63%	58%	58%	57%
Debt Securities	28% - 38%	33%	33%	33%
Real Estate	7% -11%	9%	9%	10%
Total	100%	100%	100%	100%
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
The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2018 reflects the results of such a study conducted in 2016.
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
Assets measured at fair value on a recurring basis are summarized below as defined by the accounting rules for fair value measurements (see Note P).

128	CON EDISON ANNUAL REPORT 2017

The fair values of the pension plan assets at December 31, 2017 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$3,872	$28	$3,900
International Equity (b)	4,132	—	4,132
U.S. Government Issued Debt (c)	—	1,786	1,786
Corporate Bonds Debt (d)	—	2,450	2,450
Structured Assets Debt (e)	—	3	3
Other Fixed Income Debt (f)	—	125	125
Cash and Cash Equivalents (g)	124	352	476
Futures (h)	308	—	308
Total investments within the fair value hierarchy	$8,436	$4,744	$13,180
Investments measured at NAV per share (n)
Private Equity (i)			336
Real Estate (j)			1,214
Hedge Funds (k)			251
Total investments valued using NAV per share			$1,801
Funds for retiree health benefits (l)	(168)	(94)	(262)
Funds for retiree health benefits measured at NAV per share (l)(n)			(36)
Total funds for retiree health benefits			$(298)
Investments (excluding funds for retiree health benefits)	$8,268	$4,650	$14,683
Pending activities (m)			(409)
Total fair value of plan net assets			$14,274

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.

(b)	International Equity includes international equity index funds and actively-managed international equities.

(c)	U.S. Government Issued Debt includes agency and treasury securities.

(d)	Corporate Bonds Debt consists of debt issued by various corporations.

(e)	Structured Assets Debt includes commercial-mortgage-backed securities and collateralized mortgage obligations.

(f)	Other Fixed Income Debt includes municipal bonds, sovereign debt and regional governments.

(g)	Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.

(h)	Futures consist of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.

(i)	Private Equity consists of global equity funds that are not exchange-traded.

(j)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.

(k)	Hedge Funds are within a commingled structure which invests in various hedge fund managers who can invest in all financial instruments.

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

(n)
In accordance with ASU 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

CON EDISON ANNUAL REPORT 2017	129

The fair values of the pension plan assets at December 31, 2016 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$3,466	$—	$3,466
International Equity (b)	3,187	371	3,558
U.S. Government Issued Debt (c)	—	1,337	1,337
Corporate Bonds Debt (d)	—	2,140	2,140
Structured Assets Debt (e)	—	1	1
Other Fixed Income Debt (f)	—	200	200
Cash and Cash Equivalents (g)	147	389	536
Futures (h)	296	68	364
Total investments within the fair value hierarchy	$7,096	$4,506	$11,602
Investments measured at NAV per share (n)
Private Equity (i)			247
Real Estate (j)			1,139
Hedge Funds (k)			229
Total investments valued using NAV per share			$1,615
Funds for retiree health benefits (l)	(165)	(105)	(270)
Funds for retiree health benefits measured at NAV per share (l)(n)			(37)
Total funds for retiree health benefits			$(307)
Investments (excluding funds for retiree health benefits)	$6,931	$4,401	$12,910
Pending activities (m)			(438)
Total fair value of plan net assets			$12,472
(a) - (n) Reference is made to footnotes (a) through (n) in the above table of pension plan assets at December 31, 2017 by asset category.
The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
Con Edison	$40	$36	$34
CECONY	35	32	29
Note F – Other Postretirement Benefits
The Utilities and Con Edison Transmission currently have contributory comprehensive hospital, medical and prescription drug programs for eligible retirees, their dependents and surviving spouses.
CECONY also has a contributory life insurance program for bargaining unit employees and provides basic life insurance benefits up to a specified maximum at no cost to certain retired management employees. O&R has a non-contributory life insurance program for retirees. Certain employees of the Clean Energy Businesses and Con Edison Transmission are eligible to receive benefits under these programs.
Total Periodic Benefit Cost
The components of the Companies’ total periodic postretirement benefit costs for 2017, 2016 and 2015 were as follows:

130	CON EDISON ANNUAL REPORT 2017

	Con Edison			CECONY
(Millions of Dollars)	2017	2016	2015	2017	2016	2015
Service cost	$20	$18	$20	$13	$13	$15
Interest cost on accumulated other postretirement benefit obligation	46	48	51	38	40	43
Expected return on plan assets	(69)	(77)	(78)	(61)	(67)	(68)
Recognition of net actuarial loss	2	5	31	(3)	3	28
Recognition of prior service cost	(17)	(20)	(20)	(11)	(14)	(14)
TOTAL PERIODIC POSTRETIREMENT BENEFIT COST	$(18)	$(26)	$4	$(24)	$(25)	$4
Cost capitalized	8	11	(2)	10	10	(2)
Reconciliation to rate level	(4)	22	14	(2)	22	6
Cost charged to operating expenses	$(14)	$7	$16	$(16)	$7	$8
Funded Status
The funded status of the programs at December 31, 2017, 2016 and 2015 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2017	2016	2015	2017	2016	2015
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,198	$1,287	$1,411	$1,007	$1,093	$1,203
Service cost	20	18	20	13	13	15
Interest cost on accumulated postretirement benefit obligation	46	48	51	38	40	43
Amendments	—	—	—	—	—	—
Net actuarial loss/(gain)	53	(57)	(103)	16	(52)	(85)
Benefits paid and administrative expenses	(134)	(134)	(127)	(124)	(122)	(117)
Participant contributions	36	36	35	35	35	34
BENEFIT OBLIGATION AT END OF YEAR	$1,219	$1,198	$1,287	$985	$1,007	$1,093
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$975	$994	$1,084	$851	$870	$950
Actual return on plan assets	150	60	(6)	130	52	(4)
Employer contributions	17	7	6	8	7	6
EGWP payments	34	35	28	30	33	26
Participant contributions	35	36	35	35	35	34
Benefits paid	(172)	(157)	(153)	(161)	(146)	(142)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$1,039	$975	$994	$893	$851	$870
FUNDED STATUS	$(180)	$(223)	$(293)	$(92)	$(156)	$(223)
Unrecognized net loss/(gain)	$(47)	$(24)	$28	$(85)	$(42)	$4
Unrecognized prior service costs	(14)	(31)	(51)	(7)	(18)	(32)
The increase in the fair value of plan assets was the primary cause of the decreased liability for other postretirement benefits at Con Edison and CECONY of $43 million and $64 million, respectively, compared with December 31, 2016. For Con Edison, this decreased liability corresponds with an increase to regulatory liabilities of $11 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a debit to OCI of $3 million (net of taxes) for the unrecognized net losses and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the Clean Energy Businesses, Con Edison Transmission, and RECO.
For CECONY, the decrease in liability corresponds with an increase to regulatory liabilities of $32 million for unrecognized net losses and unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations, and an immaterial change to OCI (net of taxes) for the unrecognized net losses and unrecognized prior service costs associated with the Clean Energy Businesses and Con Edison Transmission.

CON EDISON ANNUAL REPORT 2017	131

A portion of the unrecognized net losses and prior service costs for the other postretirement benefits, equal to $8 million and $(6) million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $1 million and $(2) million, respectively, for CECONY.
Assumptions
The actuarial assumptions were as follows:

	2017	2016	2015
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	3.55%	4.00%	4.05%
O&R	3.70%	4.20%	4.20%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate
CECONY	4.00%	4.05%	3.75%
O&R	4.20%	4.20%	3.85%
Expected Return on Plan Assets	7.50%	7.00%	7.75%
Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies and the assumed discount rate.
The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2017 was 5.80 percent, which is assumed to decrease gradually to 4.50 percent by 2024 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as of December 31, 2017 was 5.60 percent, which is assumed to decrease gradually to 4.50 percent by 2024 and remain at that level thereafter.
A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2017:

	Con Edison		CECONY
	1-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$13	$11	$(20)	$35
Effect on service cost and interest cost components for 2017	2	—	(1)	1

Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies:

(Millions of Dollars)	2018	2019	2020	2021	2022	2023-2027
Con Edison	$83	$81	$78	$76	$75	$363
CECONY	73	70	67	65	64	303
Expected Contributions
Based on estimates as of December 31, 2017, Con Edison and CECONY expect to make a contribution of $7 million (substantially all of which is to be contributed by CECONY) to the other postretirement benefit plans in 2018. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

132	CON EDISON ANNUAL REPORT 2017

Plan Assets
The asset allocations for CECONY’s other postretirement benefit plans at the end of 2017, 2016 and 2015, and the target allocation for 2018 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2018	2017	2016	2015
Equity Securities	50%-80%	60%	60%	59%
Debt Securities	20%-50%	40%	40%	41%
Total	100%	100%	100%	100%
Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.
Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.
The fair values of the plan assets at December 31, 2017 by asset category as defined by the accounting rules for fair value measurements (see Note P) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$420	$420
Other Fixed Income Debt (b)	—	286	286
Cash and Cash Equivalents (c)	—	16	16
Total investments	$—	$722	$722
Funds for retiree health benefits (d)	168	94	262
Investments (including funds for retiree health benefits)	$168	$816	$984
Funds for retiree health benefits measured at net asset value (d)(e)			36
Pending activities (f)			19
Total fair value of plan net assets			$1,039

(a)	Equity includes a passively managed commingled index fund benchmarked to the MSCI All Country World Index.

(b)	Other Fixed Income Debt includes a passively managed commingled index fund benchmarked to the Barclays Capital Aggregate Index.

(c)	Cash and Cash Equivalents include short term investments and money markets.

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

(e)
In accordance with ASU 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(f)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year end.

CON EDISON ANNUAL REPORT 2017	133

The fair values of the plan assets at December 31, 2016 by asset category (see Note P) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$391	$391
Other Fixed Income Debt (b)	—	250	250
Cash and Cash Equivalents (c)	—	13	13
Total investments	$—	$654	$654
Funds for retiree health benefits (d)	165	105	270
Investments (including funds for retiree health benefits)	$165	$759	$924
Funds for retiree health benefits measured at net asset value (d)(e)			37
Pending activities (f)			14
Total fair value of plan net assets			$975
(a) - (f) Reference is made to footnotes (a) through (f) in the above table of other postretirement benefit plan assets at December 31, 2017 by asset category.
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
The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2017 and 2016 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Accrued Liabilities:
Manufactured gas plant sites	$651	$664	$551	$567
Other Superfund Sites	86	89	86	88
Total	$737	$753	$637	$655
Regulatory assets	$793	$823	$677	$711
Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. However, for some of the sites, the extent and associated cost of the required remediation has not yet been determined. As investigations progress and information pertaining to the required remediation becomes available,

134	CON EDISON ANNUAL REPORT 2017

the Utilities expect that additional liability may be accrued, the amount of which is not presently determinable but may be material. The Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) prudently incurred site investigation and remediation costs.
Environmental remediation costs incurred related to Superfund Sites at December 31, 2017 and 2016 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Remediation costs incurred	$24	$34	$19	$21
Insurance and other third party recoveries received by Con Edison or CECONY were immaterial in 2017. Con Edison and CECONY received $1 million in insurance and other third party recoveries in 2016.
Con Edison and CECONY estimate that in 2018 they will incur costs for remediation of approximately $47 million and $34 million, respectively. The Companies are unable to estimate the time period over which the remaining accrued liability will be incurred because, among other things, the required remediation has not been determined for some of the sites.
In 2017, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $2.7 billion and $2.5 billion, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At December 31, 2017, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2017 and 2016 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$84	$88	$80	$83
Regulatory assets – workers’ compensation	$10	$13	$10	$13

CON EDISON ANNUAL REPORT 2017	135

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company will provide $27 million of future benefits to customers (for which it has accrued a regulatory liability, see Note B) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At December 31, 2017, the company had not accrued a liability for damages related to the incident.
Other Contingencies
See “Other Regulatory Matters” in Note B and "Uncertain Tax Positions" in Note L.
Guarantees
Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,073 million and $2,370 million at December 31, 2017 and 2016, respectively.
A summary, by type and term, of Con Edison’s total guarantees at December 31, 2017 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$643	$404	$—	$1,047
Energy transactions	431	27	211	669
Renewable electric production projects	210	—	24	234
Other	123	—	—	123
Total	$1,407	$431	$235	$2,073
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

136	CON EDISON ANNUAL REPORT 2017

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
Renewable Electric Production Projects – Con Edison, Con Edison Development and Con Edison Solutions guarantee payments on behalf of their wholly-owned subsidiaries associated with their investment in, or development for others of, solar and wind energy facilities.
Other – Other guarantees include $70 million in guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with operation of solar energy facilities and energy service projects of Con Edison Development and Con Edison Solutions, respectively. Other guarantees also include Con Edison's guarantee (subject to a $53 million maximum amount) of certain obligations of Con Edison Solutions under the agreement pursuant to which it sold its retail electric supply business. See Note U.
Note I – Electricity Purchase Agreements
The Utilities have electricity purchase agreements with non-utility generators and others for generating capacity. The Utilities recover their purchased power costs in accordance with provisions approved by the applicable state public utility regulators. See “Recoverable Energy Costs” in Note A.
At December 31, 2017, the significant terms of the electricity purchase agreements with non-utility generators were as follows:

Facility	Equity Owner	Plant Output (MW)	Contracted Output (MW)	Contract Start Date	Contract Term (Years)
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	322	303	November 1996	40
Indian Point (a)	Entergy Nuclear Power Marketing, LLC	2,150	500	August 2001	16
(a) A portion of this contract ended in 2017 and a portion ends in 2018.
The Utilities also conducted auctions and have entered into various other electricity purchase agreements. Assuming performance by the parties to the electricity purchase agreements, the Utilities are obligated over the terms of the agreements to make capacity and other fixed payments.
The future capacity and other fixed payments under the contracts are estimated to be as follows:

(Millions of Dollars)	2018	2019	2020	2021	2022	All Years Thereafter
Con Edison	$257	$202	$114	$65	$54	$656
CECONY	255	198	111	64	54	656
For energy delivered under most of the electricity purchase agreements, CECONY is obligated to pay variable prices. The company’s payments under the significant terms of the agreements for capacity, energy and other fixed payments in 2017, 2016 and 2015 were as follows:

CON EDISON ANNUAL REPORT 2017	137

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
Linden Cogeneration (a)	$114	$304	$323
Indian Point	211	203	226
Astoria Energy (b)	—	50	178
Astoria Generating Company	92	16	—
Brooklyn Navy Yard	117	119	113
Indeck Corinth (c)	—	—	25
Cogen Technologies	18	—	—
Total	$552	$692	$865
(a) Contract term ended in 2017.
(b) Contract term ended in 2016.
(c) Contract term ended in 2015.

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
Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with the accounting rules for regulated operations, the amortization of the leased asset is based on the rental payments recovered from customers. The following assets under capital leases are included in the Companies’ consolidated balance sheets at December 31, 2017 and 2016:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
UTILITY PLANT
Common	$2	$3	$1	$2
The accumulated amortization of the capital leases for Con Edison and CECONY was $3 million and $2 million, respectively at December 31, 2017, and $3 million and $1 million, respectively at December 31, 2016.
Operating leases: The future minimum lease commitments under the Companies’ operating lease agreements that are not cancellable by the Companies are as follows:

(Millions of Dollars)	Con Edison	CECONY
2018	$63	$55
2019	63	56
2020	63	55
2021	62	54
2022	59	53
All years thereafter	746	645
Total	$1,056	$918
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
Note K – Goodwill and Other Intangible Assets
In 2017, Con Edison elected to perform the optional qualitative assessment for goodwill related to the O&R merger and the gas storage company, and the first step of the quantitative test for the residential solar company. In 2016

138	CON EDISON ANNUAL REPORT 2017

Con Edison performed the first step of the quantitative analysis for the goodwill related to the O&R merger, the gas storage company, and the residential solar company and deemed that the second step assessment was not required.

In 2017 and 2016, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of goodwill were allocated to CECONY and O&R, respectively. In 2017 and 2016, Con Edison completed impairment tests for goodwill of $8 million related to a gas storage company acquired by CET Gas from Con Edison Development and determined that it was not impaired. In 2016, Con Edison completed impairment tests for goodwill of $15 million related to two energy services companies owned by the Clean Energy Businesses and determined that goodwill was impaired and, upon calculating the implied fair value of goodwill using fair values based primarily on discounted cash flows, recorded a corresponding impairment charge of $15 million ($12 million, net of tax). Additionally, in 2016, the Clean Energy Businesses acquired a residential solar company and recorded $14 million of goodwill as part of the preliminary purchase price allocation. In 2017, Con Edison determined that goodwill related to the residential solar company was not impaired. Estimates of future cash flows, projected growth rates, and discount rates inherent in the cash flow estimates for Con Edison subsidiaries other than the Utilities may vary significantly from actual results, which could result in a future impairment of goodwill.

For information about changes to the accounting rules for goodwill, see Note T.

Con Edison's other intangible assets consist primarily of power purchase agreements, which were identified as part of purchase price allocations associated with acquisitions made by Con Edison Development in 2016. At December 31, 2017 and 2016, intangible assets arising from power purchase agreements were $131 million and $119 million, net of accumulated amortization of $9 million and $1 million, respectively, and are being amortized over the life of each agreement. Excluding power purchase agreements, Con Edison’s other intangible assets were an immaterial amount and $5 million, net of accumulated amortization of $6 million and $5 million, at December 31, 2017 and 2016, respectively. CECONY’s other intangible assets were immaterial at December 31, 2017 and 2016. Con Edison recorded amortization expense related to its intangible assets of $9 million in 2017, $2 million in 2016 and an immaterial amount in 2015. Con Edison expects amortization expense to be $9 million per year over the next five years.
Note L – Income Tax
The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2017	2016	2015	2017	2016	2015
State
Current	$(2)	$(42)	$38	$37	$(1)	$48
Deferred	103	188	93	75	114	82
Federal
Current	(11)	(43)	(86)	73	59	77
Deferred	391	604	569	504	435	372
Amortization of investment tax credits	(9)	(9)	(9)	(4)	(4)	(5)
Total income tax expense	$472	$698	$605	$685	$603	$574

CON EDISON ANNUAL REPORT 2017	139

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Deferred tax liabilities:
Property basis differences	$6,555	$9,446	$5,968	$8,620
Regulatory assets:
Unrecognized pension and other postretirement costs	697	1,162	656	1,104
Future income tax	—	986	—	940
Environmental remediation costs	219	333	187	287
Deferred storm costs	11	23	—	1
Other regulatory assets	269	371	241	321
Equity investments	263	363	—	—
Total deferred tax liabilities	$8,014	$12,684	$7,052	$11,273
Deferred tax assets:
Accrued pension and other postretirement costs	$264	$581	$187	$467
Regulatory liabilities:
Future income tax	698	—	660	—
Other regulatory liabilities	593	822	524	728
Superfund and other environmental costs	203	304	176	265
Asset retirement obligations	86	99	79	92
Loss carryforwards	95	59	—	—
Tax credits carryforward	658	498	—	—
Valuation allowance	(33)	(16)	—	—
Other	112	303	148	312
Total deferred tax assets	2,676	2,650	1,774	1,864
Net deferred tax liabilities	$5,338	$10,034	$5,278	$9,409
Unamortized investment tax credits	157	171	28	41
Net deferred tax liabilities and unamortized investment tax credits	$5,495	$10,205	$5,306	$9,450

The TCJA includes significant changes affecting the taxation of regulated public utilities, such as CECONY and O&R, and Con Edison’s other businesses. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA reduces the corporate federal income tax rate from 35 percent to 21 percent. The specific provisions related to regulated public utilities in the TCJA generally allow for the continued deductibility of interest expense, do not allow for full expensing for tax purposes of certain property acquired after September 27, 2017, and continue certain rate normalization requirements for accelerated depreciation benefits. For other businesses, TCJA provides for full expensing of property acquired after September 27, 2017 and limits a deduction for interest expense to 30 percent of adjusted taxable income (which resembles earnings before interest, taxes, depreciation and amortization or “EBITDA”).

In accordance with the accounting rules for income taxes (see “Federal Income Tax” in Note A), the tax effects of changes in tax laws are to be recognized in the period in which the law is enacted and deferred tax assets and liabilities are to be re-measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. For CECONY and O&R, in accordance with their New York rate plans and the accounting rules for regulated operations the change in deferred taxes was recorded as either an offset to a regulatory asset or a regulatory liability. See “Accounting Policies” in Note A and “Rate Plans” in Note B. For Con Edison’s other businesses, the change in deferred taxes was reflected as a decrease in income tax expense, which increased Con Edison's net income.

Upon enactment of the TCJA, the Companies re-measured their deferred tax assets and liabilities based upon the TCJA’s 21 percent corporate federal income tax rate. As a result, Con Edison, decreased its net deferred tax liabilities by $5,312 million (including $4,781 million for CECONY), recognized $259 million in net income, decreased its regulatory asset for future income tax by $1,250 million (including $1,182 million for CECONY), decreased the regulatory asset for revenue taxes by $90 million (including $86 million for CECONY), and accrued a

140	CON EDISON ANNUAL REPORT 2017

regulatory liability for future income tax of $3,713 million (including $3,513 million for CECONY). Since the Companies are in a net regulatory liability position with respect to these income tax matters, the Companies netted the regulatory asset for future income tax against the regulatory liability for future income tax. Under the rate normalization requirements continued by the TCJA, $2,684 million of the net regulatory liability (including $2,542 million for CECONY) related to certain accelerated tax depreciation benefits is to be amortized over the remaining lives of the related assets. The remainder of the net regulatory liability is to be refunded (or credited) to customers as determined by the NYSPSC or NJBPU, as applicable. See “Other Regulatory Matters” in Note B. The amount recognized in net income included $269 million for the Clean Energy Businesses, $11 million for Con Edison Transmission and $(21) million for the parent company. The re-measurement had no impact on the Companies’ cash flows for 2017.

SEC Staff Accounting Bulletin 118 (SAB 118), issued when the TCJA was enacted, clarifies accounting for income taxes if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting. SAB 118 describes three scenarios associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply the accounting rules for income taxes, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted. The Companies have completed the required analysis and accounting for substantially all the effects of the TCJA’s enactment and have made a reasonable estimate as to the other effects, and have reflected the measurement and accounting of the effects in their 2017 consolidated financial statements. The items reflected as provisional amounts include tax depreciation and amortization and other book/tax differences. The Companies have accounted for these items based on its interpretation of the TCJA. Further interpretive guidance on the TCJA from the IRS, U.S. Treasury Department, or the Joint Committee on Taxation may require adjustments to the Companies’ accounting. In accordance with SAB 118, adjustments, if any, will be recorded in 2018. The Companies did not identify any effects of the TCJA for which they were not able to either complete the required analysis or make a reasonable estimate.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2017	2016	2015	2017	2016	2015
STATUTORY TAX RATE
Federal	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	4	4	5	4	4	5
Cost of removal	1	(1)	(5)	1	(1)	(5)
Other plant-related items	(1)	—	—	(1)	(1)	—
TCJA tax rate reduction	(13)	—	—	—	—	—
Renewable energy credits	(1)	(1)	(1)	—	—	—
Research and development credits	—	(1)	—	—	(1)	—
Other	(2)	—	—	(1)	—	—
Effective tax rate	23%	36%	34%	38%	36%	35%

In 2017, Con Edison had a federal net operating loss of approximately $121 million, due primarily to bonus depreciation. Con Edison expects to carryback approximately $53 million of its 2017 net operating loss to 2007, which will result in recovery of $19 million of income tax. The remaining 2017 federal net operating loss of $68 million will be carried forward to future years and will not expire until 2037. General business tax credits that were generated in 2017 ($176 million) will be carried forward to future years. Con Edison has $658 million in general business tax credit (primarily renewable energy tax credits), which if unused will begin to expire in 2032. A deferred tax asset for these tax attribute carryforwards was recorded, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized.

CON EDISON ANNUAL REPORT 2017	141

For New York State income tax purposes, Con Edison has a net operating loss carryforward available from 2017 of $137 million, primarily as a result of accelerated tax deductions on renewable energy projects. A deferred tax asset has been recognized for this New York State net operating loss that will not expire until 2037. A valuation allowance has not been provided; as it is more likely than not that the deferred tax asset will be realized.

Con Edison recorded a full valuation allowance of $3 million in 2015 against its charitable contribution carryforward from 2011. Due to the expiration of this charitable contribution carryforward in 2016, Con Edison wrote off the deferred tax asset and corresponding valuation allowance. Charitable contributions carryforward of $5 million, $5 million and $4 million for 2015, 2016 and 2017, respectively, that will expire in 2020, 2021 and 2022, respectively, were recorded as a deferred tax asset and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized. In addition, a $21 million valuation allowance for New York City net operating loss carryforward and a $12 million valuation allowance for state net operating losses carryforward has been provided; as it is not more likely than not that the deferred tax asset will be realized.

The Protecting Americans from Tax Hikes Act of 2015 extended bonus depreciation for property acquired and placed in service during 2015 through 2019. The bonus depreciation percentage is 50 percent for property placed in service during 2015, 2016 and 2017 and phases down to 40 percent in 2018, and 30 percent in 2019. As a result of the extension of bonus depreciation to 2015, Con Edison, in February 2016, received a refund of 2015 estimated taxes paid in the amount of $160 million ($143 million for CECONY). The TCJA does not allow bonus depreciation for property acquired and placed into service by regulated public utilities after September 27, 2017, but provides for full expensing for Con Edison's other businesses.
Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

	Con Edison			CECONY
(Millions of Dollars)	2017	2016	2015	2017	2016	2015
Balance at January 1,	$42	$34	$34	$21	$2	$2
Additions based on tax positions related to the current year	1	2	—	1	2	—
Additions based on tax positions of prior years	1	19	1	1	19	—
Reductions for tax positions of prior years	(24)	(13)	—	(18)	(2)	—
Reductions from expiration of statute of limitations	(2)	—	(1)	—	—	—
Settlements	(6)	—	—	—	—	—
Balance at December 31,	$12	$42	$34	$5	$21	$2

In 2017, Con Edison reached a settlement with New York State on tax years 2006 through 2009 and on two significant items through 2015 and reversed $30 million in uncertain tax positions. Of this amount, $6 million ($4 million, net of federal taxes) reduced Con Edison’s effective tax rate. The amount related to CECONY was $18 million ($12 million, net of federal taxes), all of which reduced CECONY’s unamortized state investment tax credits. Current and prior year additions in 2017 are for tax credits.
As of December 31, 2017, Con Edison reasonably expects to resolve within the next twelve months approximately $8 million ($7 million, net of federal taxes) of various federal and state uncertainties due to the expected completion of ongoing tax examinations and expiration of statute of limitations, of which the entire amount, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $4 million, of which the entire amount, if recognized, would reduce CECONY’s effective tax rate.
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2017, 2016 and

142	CON EDISON ANNUAL REPORT 2017

2015, the Companies recognized an immaterial amount of interest and no penalties for uncertain tax positions in their consolidated income statements. At December 31, 2017 and 2016, the Companies reflected an immaterial amount of interest and no penalties in their consolidated balance sheets.
At December 31, 2017, the total amount of unrecognized tax benefits that, if recognized, would reduce the Companies’ effective tax rate is $12 million ($11 million, net of federal taxes) with $5 million attributable to CECONY.
Federal tax returns for 2012 through 2016 remain under examination, with tax refunds for tax years 2012 through 2015 waiting for approval by the Joint Committee on Taxation. State income tax returns remain open for examination in New York for tax years 2010 through 2016 and in New Jersey for tax years 2008 through 2016.
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
Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased in the open market. The shares used during the year ended December 31, 2017 were new shares. The Companies intend to use new shares to fulfill their stock-based compensation obligations for 2018.
The Companies recognized stock-based compensation expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the years ended December 31, 2017, 2016 and 2015:

	Con Edison			CECONY
(Millions of Dollars)	2017	2016	2015	2017	2016	2015
Performance-based restricted stock	$53	$42	$27	$45	$36	$23
Time-based restricted stock	2	2	1	2	2	1
Non-employee director deferred stock compensation	2	2	2	2	2	2
Stock purchase plan	6	4	4	6	4	3
Total	$63	$50	$34	$55	$44	$29
Income tax benefit	$25	$20	$14	$22	$18	$12
Stock Options
The Companies last granted stock options in 2006. The stock options generally vested over a three-year period and had a term of 10 years. Options were granted at an exercise price equal to the fair market value of a common share when the option was granted. The Companies generally recognized compensation expense (based on the fair value of stock option awards) over the vesting period. At December 31, 2017 and 2016, there were no outstanding options.

The aggregate intrinsic value of options exercised in 2016 for Con Edison and CECONY was $2 million. Aggregate intrinsic value represents the changes in the fair value of all outstanding options from their grant dates to December 31, 2016. Cash received by Con Edison for payment of the exercise price for Con Edison and CECONY options in 2016 was $3 million. No options were exercised in 2017.
The income tax benefit Con Edison realized from stock options exercised in the years ended December 31, 2016 and 2015 was $1 million.

CON EDISON ANNUAL REPORT 2017	143

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

	2017	2016	2015
Risk-free interest rate (a)	1.76% - 1.89%	0.85% - 1.20%	0.64% - 3.28%
Expected term (b)	3 years	3 years	3 years
Expected share price volatility (c)	11.01% - 14.70%	17.72% - 18.22%	15.82%

(a)	The risk-free rate is based on the U.S. Treasury zero-coupon yield curve.

(b)	The expected term of the Performance RSUs equals the vesting period. The Companies do not expect significant forfeitures to occur.

(c)	Based on historical experience.
A summary of changes in the status of the Performance RSUs’ TSR and non-TSR portions during the year ended December 31, 2017 is as follows:

	Con Edison			CECONY
		Weighted Average Grant Date Fair Value (a)			Weighted Average Grant Date Fair Value (a)
	Units	TSR Portion (b)	Non-TSR Portion (c)	Units	TSR Portion (b)	Non-TSR Portion (c)
Non-vested at December 31, 2016	1,087,137	$55.45	$63.03	848,342	$54.92	$63.00
Granted	368,150	73.13	74.54	277,318	72.78	74.72
Vested	(375,684)	25.36	53.66	(293,842)	25.32	53.66
Forfeited	(50,671)	76.29	72.23	(46,226)	76.41	72.31
Transferred (d)	—	—	—	(1,426)	53.01	72.52
Non-vested at December 31, 2017	1,028,932	$71.74	$70.11	784,166	$71.06	$70.08

(a)	The TSR and non-TSR Portions each account for 50 percent of the awards’ value.

(b)	Fair value is determined using the Monte Carlo simulation described above. Weighted average grant date fair value does not reflect any accrual or payment of dividends prior to vesting.

(c)
Fair value is determined using the market price of one share of Con Edison common stock on the grant date. The market price has not been discounted to reflect that dividends do not accrue and are not payable on Performance RSUs until vesting.

(d)	Represents allocation to another Con Edison subsidiary of a portion of the Performance RSUs that had been awarded to a CECONY officer who transferred to the other subsidiary.
The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding at December 31, 2017 is $38 million, including $31 million for CECONY, and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY.

144	CON EDISON ANNUAL REPORT 2017

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
A summary of changes in the status of time-based awards during the year ended December 31, 2017 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	65,980	$64.04	62,580	$64.03
Granted	23,000	77.66	21,800	77.66
Vested	(21,359)	53.77	(20,359)	53.77
Forfeited	(2,751)	71.62	(2,601)	71.93
Non-vested at December 31, 2017	64,870	$71.93	61,420	$71.93
The total expense to be recognized by Con Edison in future periods for unvested time-based awards outstanding at December 31, 2017 for Con Edison and CECONY was $2 million and is expected to be recognized over a weighted average period of one year.
Under the LTIP, each non-employee director receives stock units, which are deferred until the director’s separation from service or another date specified by the director. Each director may also elect to defer all or a portion of their cash compensation into additional stock units, which are deferred until the director’s termination of service or another date specified by the director. Non-employee directors’ stock units issued under the LTIP are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the year ended December 31, 2017, approximately 28,100 units were issued at a weighted average grant date price of $81.15.
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
Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2017, 2016 and 2015, 719,125, 720,268 and 761,784 shares were purchased under the Stock Purchase Plan at a weighted average price of $79.57, $72.67 and $62.75 per share, respectively.
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

CON EDISON ANNUAL REPORT 2017	145

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
The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2017 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$7,972	$16	$925	$1,862	$7	$472	$511	$29,661	$1,905
Gas	1,901	6	185	472	—	113	152	8,387	909
Steam	595	75	85	71	—	38	25	2,403	90
Consolidation adjustments	—	(97)	—	—	—	—	—	—	—
Total CECONY	$10,468	$—	$1,195	$2,405	$7	$623	$688	$40,451	$2,904
O&R
Electric	$642	$—	$51	$100	$1	$24	$30	$1,949	$128
Gas	232	—	20	41	—	12	12	824	61
Other	—	—	—	—	—	—	—	—	—
Total O&R	$874	$—	$71	$141	$1	$36	$42	$2,773	$189
Clean Energy Businesses	$694	$—	$74	$69	$33	$43	$(273)	$2,735	$447
Con Edison Transmission	2	—	1	(8)	80	16	(11)	1,222	66
Other (b)	(5)	—	—	3	(5)	11	13	930	—
Total Con Edison	$12,033	$—	$1,341	$2,610	$116	$729	$459	$48,111	$3,606

As of and for the Year Ended December 31, 2016 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$8,106	$17	$865	$1,847	$2	$459	$495	$30,708	$1,819
Gas	1,508	6	159	357	(1)	105	92	7,553	811
Steam	551	88	82	58	(1)	39	30	2,595	126
Consolidation adjustments	—	(111)	—	—	—	—	—	—	—
Total CECONY	$10,165	$—	$1,106	$2,262	$—	$603	$617	$40,856	$2,756
O&R
Electric	$637	$—	$49	$95	$1	$24	$30	$1,949	$114
Gas	184	—	18	35	—	12	10	809	52
Other	—	—	—	—	—	—	—	—	—
Total O&R	$821	$—	$67	$130	$1	$36	$40	$2,758	$166
Clean Energy Businesses	$1,091	$7	$42	$183	$21	$34	$53	$2,551	$1,235
Con Edison Transmission	—	—	—	(3)	43	6	—	1,150	1,078
Other (b)	(2)	(7)	1	3	(1)	17	4	940	—
Total Con Edison	$12,075	$—	$1,216	$2,575	$64	$696	$714	$48,255	$5,235

146	CON EDISON ANNUAL REPORT 2017

As of and for the Year Ended December 31, 2015 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$8,172	$18	$820	$1,798	$(2)	$447	$447	$30,603	$1,658
Gas	1,527	6	142	356	(2)	96	100	6,974	671
Steam	629	86	78	93	(1)	41	41	2,653	106
Consolidation adjustments	—	(110)	—	—	—	—	—	—	—
Total CECONY	$10,328	$—	$1,040	$2,247	$(5)	$584	$588	$40,230	$2,435
O&R
Electric	$663	$—	$50	$103	$(2)	$23	$31	$2,140	$114
Gas	182	—	18	18	(2)	12	2	579	46
Other	—	—	—	—	—	—	—	—	—
Total O&R	$845	$—	$68	$121	$(4)	$35	$33	$2,719	$160
Clean Energy Businesses	$1,383	$(2)	$22	$58	$35	$11	$22	$1,680	$823
Con Edison Transmission	—	—	—	—	—	—	—	3	—
Other (b)	(2)	2	—	1	(2)	23	1	1,010	—
Total Con Edison	$12,554	$—	$1,130	$2,427	$24	$653	$644	$45,642	$3,418

(a)
For Con Edison, the income tax expense/(benefit) on non-operating income was $13 million, $(16) million and $(40) million in 2017, 2016 and 2015, respectively. For CECONY, the income tax expense/(benefit) on non-operating income was $(3) million, $(14) million and $(14) million in 2017, 2016 and 2015, respectively. At December 31, 2017, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, Con Edison, decreased its federal income tax expense by $259 million ($269 million, $11 million and $(21) million, respectively, for Clean Energy Businesses, Con Edison Transmission and the parent company). See “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

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

CON EDISON ANNUAL REPORT 2017	147

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at December 31, 2017 and 2016 were:

(Millions of Dollars)	2017				2016
Balance Sheet Location	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)		Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$83	$(51)	$32	(b)	$81	$(64)	$17	(b)
Noncurrent	10	(4)	6		49	(43)	6
Total fair value of derivative assets	$93	$(55)	$38		$130	$(107)	$23
Fair value of derivative liabilities
Current	$(67)	$50	$(17)		$(138)	$61	$(77)
Noncurrent	(43)	5	(38)		(91)	52	(39)	(c)
Total fair value of derivative liabilities	$(110)	$55	$(55)		$(229)	$113	$(116)
Net fair value derivative assets/(liabilities)	$(17)	$—	$(17)	(b)	$(99)	$6	$(93)	(b)(c)
CECONY
Fair value of derivative assets
Current	$39	$(15)	$24	(b)	$52	$(45)	$7	(b)
Noncurrent	9	(4)	5		41	(35)	6
Total fair value of derivative assets	$48	$(19)	$29		$93	$(80)	$13
Fair value of derivative liabilities
Current	$(26)	$14	$(12)		$(111)	$45	$(66)
Noncurrent	(36)	4	(32)		(77)	44	(33)
Total fair value of derivative liabilities	$(62)	$18	$(44)		$(188)	$89	$(99)
Net fair value derivative assets/(liabilities)	$(14)	$(1)	$(15)	(b)	$(95)	$9	$(86)	(b)

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

(b)
At December 31, 2017 and 2016, margin deposits for Con Edison ($12 million and $7 million, respectively) and CECONY ($11 million and $7 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)	Does not include ($1) million for interest rate swap (see below).

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

148	CON EDISON ANNUAL REPORT 2017

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the years ended December 31, 2017 and 2016:

		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2017		2016		2017	2016
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$3		$23		$4	$18
Noncurrent	Deferred derivative gains	—		1		—	2
Total deferred gains/(losses)		$3		$24		$4	$20
Current	Deferred derivative losses	$51		$22		$49	$18
Current	Recoverable energy costs	(154)		(212)		(144)	(194)
Noncurrent	Deferred derivative losses	4		2		5	4
Total deferred gains/(losses)		$(99)		$(188)		$(90)	$(172)
Net deferred gains/(losses)		$(96)		$(164)		$(86)	$(152)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$—		$(101)	(b)	$—	$—
	Gas purchased for resale	3		(112)		—	—
	Non-utility revenue	5	(a)	9	(b)	—	—
	Other operations and maintenance expense	—		1	(c)	—	1	(c)
Total pre-tax gain/(loss) recognized in income		$8		$(203)		$—	$1

(a)	For the year ended December 31, 2017, Con Edison recorded an immaterial unrealized pre-tax gain in non-utility operating revenue.

(b)	For the year ended December 31, 2016, Con Edison recorded unrealized pre-tax gains and losses in non-utility operating revenue ($5 million loss) and purchased power expense ($11 million gain).

(c)	For the year ended December 31, 2016, Con Edison and CECONY recorded an unrealized gain in other operations and maintenance expense ($1 million).
The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at December 31, 2017:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	31,741,652	10,275	177,433,144	3,780,000
CECONY	29,696,600	5,100	169,790,000	3,780,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts which are associated with electric and gas contracts and hedged volumes.
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
At December 31, 2017, Con Edison and CECONY had $103 million and $28 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $39 million with investment-grade counterparties, $29 million with independent system operators, $22 million with commodity exchange brokers, and $13 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $17 million with investment-grade counterparties and $11 million with commodity exchange brokers.
The collateral requirements associated with, and settlement of, derivative transactions are included in net cash flows from operating activities in the Companies’ consolidated statement of cash flows. Most derivative instrument

CON EDISON ANNUAL REPORT 2017	149

contracts contain provisions that may require a party to provide collateral on its derivative instruments that are in a net liability position. The amount of collateral to be provided will depend on the fair value of the derivative instruments and the party’s credit ratings.
The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at December 31, 2017:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$39	$31
Collateral posted	68	63
Additional collateral (b) (downgrade one level from current ratings)	—	—
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	29	22

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $8 million at December 31, 2017. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At December 31, 2017, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $18 million.

Interest Rate Swap
In December 2016, the Clean Energy Businesses acquired Coram Wind which holds an interest rate swap that terminates in June 2024, pursuant to which it pays a fixed-rate of 2.0855 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap was immaterial as of December 31, 2017 and a liability of $1 million as of December 31, 2016 on Con Edison’s consolidated balance sheet.
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

150	CON EDISON ANNUAL REPORT 2017

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

Assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016 are summarized below.

	2017					2016
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$5	$77	$7	$(39)	$50	$14	$33	$7	$(24)	$30
Other (a)(b)(d)	283	120	—	—	403	222	111	—	—	333
Total assets	$288	$197	$7	$(39)	$453	$236	$144	$7	$(24)	$363
Derivative liabilities:
Commodity (a)(b)(c)	$8	$93	$6	$(52)	$55	$4	$144	$6	$(38)	$116
Interest Rate Swap (a)(b)(c)(f)	—	—	—	—	—	—	1	—	—	1
Total liabilities	$8	$93	$6	$(52)	$55	$4	$145	$6	$(38)	$117
CECONY
Derivative assets:
Commodity (a)(b)(c)	$3	$40	$4	$(7)	$40	$10	$19	$1	$(10)	$20
Other (a)(b)(d)	260	114	—	—	374	200	106	—	—	306
Total assets	$263	$154	$4	$(7)	$414	$210	$125	$1	$(10)	$326
Derivative liabilities:
Commodity (a)(b)(c)	$5	$57	$—	$(18)	$44	$1	$124	$—	$(26)	$99

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $11 million and $10 million, respectively, of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2017 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2017 to less than three years as of December 31, 2017. There were no transfers between levels 1, 2 and 3 for the year ended December 31, 2016.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2017 and 2016, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

(d)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.

(e)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

(f)	See Note O.
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

CON EDISON ANNUAL REPORT 2017	151

oversee energy hedging at the Utilities and the Clean Energy Businesses. The risk management group reports to the Companies’ Vice President and Treasurer.

	Fair Value of Level 3 at December 31, 2017
	(Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison — Commodity
Electricity	$(1)	Discounted Cash Flow	Forward energy prices (a)	$15.52-$115.00 per MWh
		Discounted Cash Flow	Forward capacity prices (a)	$1.50-$12.50 per kW-month
Transmission Congestion Contracts	$2	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.19-$3.57 per MWh
Total Con Edison — Commodity	$1
CECONY — Commodity
Electricity	$3	Discounted Cash Flow	Forward capacity prices (a)	$2.35-$12.50 per kW-month
Transmission Congestion Contracts	$1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.51-$3.00 per MWh
Total CECONY — Commodity	$4

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2017 and 2016 and classified as Level 3 in the fair value hierarchy:

	Con Edison		CECONY
(Millions of Dollars)	2017	2016	2017	2016
Beginning balance as of January 1,	$1	$6	$1	$8
Included in earnings	8	(7)	2	(1)
Included in regulatory assets and liabilities	(13)	(6)	(7)	(6)
Purchases	2	4	1	2
Sales	—	4	—	—
Settlements	(8)	—	(3)	(2)
Transfer out of level 3	11	—	10	—
Ending balance as of December 31,	$1	$1	$4	$1
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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($2 million gain and immaterial) and purchased power costs (immaterial and $6 million loss) on the consolidated income statement for the years ended December 31, 2017 and 2016, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at December 31, 2017 and 2016 is included in non-utility revenues ($2 million gain and immaterial) and purchased power costs (immaterial and $1 million loss) on the consolidated income statement for the years ended December 31, 2017 and 2016, respectively.

152	CON EDISON ANNUAL REPORT 2017

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
The Companies enter into arrangements including leases, partnerships and electricity purchase agreements, with various entities. As a result of these arrangements, the Companies retain or may retain a variable interest in these entities.
CECONY
CECONY has an ongoing long-term electricity purchase agreement with Brooklyn Navy Yard Cogeneration Partners, LP, a potential VIE. In April 2017, CECONY's long-term electricity purchase agreement with Cogen Technologies Linden Venture, LP, another potential VIE, expired. In 2017, requests were made of these counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. See Note I for information on these electricity purchase agreements, the payments pursuant to which constitute CECONY's maximum exposure to loss with respect to the potential VIEs.

Con Edison Development
Con Edison has a variable interest in OCI Solar San Antonio 4 LLC (Texas Solar 4), which is a consolidated entity in which Con Edison Development has an 80 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 is held by Con Edison Development. Texas Solar 4 owns a project company that developed a 40 MW (AC) solar electric production project in Texas. Electricity generated by the project is sold to the City of San Antonio pursuant to a long-term power purchase agreement. At December 31, 2017 and 2016, Con Edison’s consolidated balance sheet includes $26 million and $54 million in net assets (as detailed in the table below) respectively and the noncontrolling interest of the third party of $7 million related to Texas Solar 4. Earnings for the years ended December 31, 2017 and 2016 were immaterial.

(Millions of Dollars)	2017	2016
Restricted cash	$5	$8
Non-utility property, less accumulated depreciation of $12 and $9, respectively	101	104
Other assets	8	43
Total assets (a)	$114	$155
Long-term debt due within one year	$2	$3
Other liabilities	28	38
Long-term debt	58	60
Total liabilities (b)	$88	$101

(a)	The assets of Texas Solar 4 represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.

(b)	The liabilities of Texas Solar 4 represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.
The following table summarizes the VIEs in which Con Edison Development has entered into as of December 31, 2017:

CON EDISON ANNUAL REPORT 2017	153

Project Name (a)	Generating Capacity (b) (MW AC)	Power Purchase Agreement Term in Years	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3	128	20	2014	Nevada	$175
Mesquite Solar 1	83	20	2013	Arizona	103
Copper Mountain Solar 2	75	25	2013	Nevada	82
California Solar	55	25	2012	California	63
Broken Bow II	38	25	2014	Nebraska	44
Texas Solar 4	32	25	2014	Texas	19

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
The Companies recorded asset retirement obligations associated with the removal of asbestos and asbestos-containing material in their buildings (other than the structures enclosing generating stations and substations), electric equipment and steam and gas distribution systems. The Companies also recorded asset retirement obligations relating to gas and oil pipelines abandoned in place and municipal infrastructure support.
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

154	CON EDISON ANNUAL REPORT 2017

At December 31, 2017, the liabilities for asset retirement obligations of Con Edison and CECONY were $314 million and $287 million, respectively. At December 31, 2016, the liabilities for asset retirement obligations of Con Edison and CECONY were $246 million and $227 million, respectively. The change in liabilities at December 31, 2017 was due to changes in estimated cash flows of $98 million and $91 million for Con Edison and CECONY, respectively, and accretion expense of $10 million and $9 million for Con Edison and CECONY, respectively. The changes were offset by liabilities settled of $40 million for both Con Edison and CECONY. Con Edison and CECONY also recorded reductions of $36 million and $37 million during the years ended December 31, 2017 and 2016, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense.
Note S – Related Party Transactions
CECONY provides administrative and other services to, and receives such services from, Con Edison and its other subsidiaries pursuant to cost allocation procedures approved by the NYSPSC. The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2017, 2016 and 2015 were as follows:

	CECONY
(Millions of Dollars)	2017	2016	2015
Cost of services provided	$111	$108	$99
Cost of services received	64	64	60
In addition, CECONY and O&R have joint gas supply arrangements, in connection with which CECONY sold to O&R $66 million, $47 million and $54 million of natural gas for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are net of the effect of related hedging transactions.

The Utilities perform work and incur expenses on behalf of NY Transco, a company in which CET Electric has a 45.7 percent equity interest. The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the year ended December 31, 2017 and 2016, the amounts billed by the Utilities to NY Transco were immaterial. In May 2016, CECONY transferred certain electric transmission projects to NY Transco. See Note U.
CECONY has storage and wheeling service contracts with Stagecoach Gas Services LLC (Stagecoach), a joint venture formed by a subsidiary of CET Gas and a subsidiary of Crestwood Equity Partners LP (Crestwood). In addition, CECONY is the replacement shipper on one of Crestwood’s firm transportation agreements with Tennessee Gas Pipeline Company LLC. From the inception of the joint venture in June 2016 through December 31, 2017, the amount of storage and wheeling services received by CECONY from Stagecoach was $49 million. In addition, the Clean Energy Businesses entered into two electricity sales agreements with Stagecoach under which the amounts received in 2017 and 2016 were immaterial.
CECONY has a 20-year transportation contract with Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. CET Gas holds a 12.5 percent equity interest in MVP. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its MVP contract. For the year ended December 31, 2017, CECONY incurred no costs under the contract.
CECONY had a financial electric capacity contract with Con Edison Energy for the period May 2016 through April 2017. For the years ended December 31, 2017 and 2016, Con Edison Energy's realized gains under this contract were $3 million and immaterial, respectively.
FERC has authorized CECONY through 2019 to lend funds to O&R from time to time, for periods of not more than 12 months, in amounts not to exceed $250 million outstanding at any time, at prevailing market rates. There were no outstanding loans to O&R at December 31, 2017 and 2016.
Note T – New Financial Accounting Standards
In January 2018, the Companies adopted Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” including the amendments thereto, (the New Standard) using the modified retrospective approach the New Standard permitted. The New Standard supersedes the revenue recognition requirements within Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-

CON EDISON ANNUAL REPORT 2017	155

specific guidance (the Superseded Standard). The purpose of the New Standard is to create a consistent framework for revenue recognition. The New Standard clarifies how to measure and recognize revenue arising from customer contracts to depict the transfer of goods or services in an amount that reflects the consideration the entity expects to receive. The New Standard also clarifies key areas including principal/agent considerations, performance obligations, licensing, sales taxes, noncash consideration, and contracts.

The majority of Con Edison’s’ revenues and substantially all of CECONY’s revenues are derived from the provision of electric, gas, and steam service to customers pursuant to the terms of tariffs approved by the NYSPSC or NJBPU. For such service, the Companies expect that the revenue from contracts with customers for a period that will be recorded under the New Standard will be equivalent to the revenue for the period that would have been recorded under the Superseded Standard. Most of Con Edison’s other revenues are derived from the Clean Energy Businesses’ sale of energy-related products and services, operation of renewable and energy infrastructure projects, and sale of renewable energy credits. For such businesses, Con Edison expects that the revenue from contracts with customers for a period that will be recorded under the New Standard will not be materially different from the revenue for the period that would have been recorded under the Superseded Standard.

Under the modified retrospective method of adoption, prior year reported results are not restated and a cumulative-effect adjustment, if applicable, is recorded to retained earnings at January 1, 2018. As of January 1, 2018, the cumulative-effect adjustment was not material to the Companies. The Companies also plan to use certain practical expedients including applying this guidance to open contracts at the date of adoption and recognizing revenues for certain contracts under the invoice practical expedient. Such expedients allow revenue recognition to be consistent with invoiced amounts (including estimated billings) provided certain criteria are met, including consideration of whether the invoiced amounts reasonably represent the value provided to customers.

The adoption of the New Standard will not have a material impact on the Companies’ financial statements, results of operations, and liquidity, including the presentation of revenues in their consolidated income statements. The adoption of the New Standard will not require a change in the Companies’ internal control over financial reporting that is reasonably likely to materially affect their internal control over financial reporting.

In February 2016, the FASB issued amendments on financial reporting of leasing transactions through ASU No. 2016-02, “Leases (Topic 842)." The amendments require lessees to recognize assets and liabilities on the balance sheet and disclose key information about leasing arrangements. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model. For income statement purposes, the pattern of expense recognition will depend on whether transactions are designated as operating leases or finance leases. In January 2018, the FASB issued amendments on the lease standard’s application to land easements through ASU No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” The amendments allow an entity to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under the current lease standard. The amendments are effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The amendments must be adopted using a modified retrospective transition and provide for certain practical expedients. Based on the existing portfolio of leases at implementation, for leases currently classified as operating leases, the Companies expect to recognize on the statements of financial position right-of-use assets and lease liabilities. The Companies are in the process of evaluating the potential impact of the new guidance on the Companies’ results of operations and liquidity.

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

156	CON EDISON ANNUAL REPORT 2017

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

In March 2017, the FASB issued amendments to the guidance for retirement benefits through ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this update modify the presentation of net benefit cost, where the service component must be disaggregated from the other components of net benefit cost and be presented in the same line item as current employee compensation costs. The remaining components of the net benefit cost should be presented outside of income from operations. Additionally, the update allows only the service cost component to be eligible for capitalization. For public entities, the amendments are effective for reporting periods beginning after December 15, 2017. The guidance allows a practical expedient that permits the use of amounts disclosed in prior-period financial statements as appropriate estimates when applying the presentation requirements retrospectively. The Companies have elected to use the practical expedient under ASU 2017-07. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

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

In May 2017, the FASB issued amendments to the guidance for stock compensation through ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update specify that changes to value, vesting conditions, or classification of an existing share-based payment award require application of modification accounting in Topic 718. For public entities, the amendments are effective for reporting periods beginning after December 15, 2017.The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

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

In February 2018, the FASB issued amendments to the guidance for reporting comprehensive income through ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. For public entities, the amendments are effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Companies are in the process of evaluating the potential impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

CON EDISON ANNUAL REPORT 2017	157

Note U – Acquisitions, Investments and Dispositions
Acquisitions and Investments

Texas Solar 7
In January 2016, Con Edison Development acquired a 100 percent equity interest in a company that is the owner of a 106 MW (AC) solar electric production project in Texas (Texas Solar 7) for $227 million, as to which $218 million was recorded as non-utility construction work in progress and the remaining $9 million was recorded as other receivables. The project commenced commercial operation in the third quarter of 2016. The project has been financed, in part, by debt secured by the project. Electricity generated by this project is to be purchased by the City of San Antonio pursuant to a long-term power purchase agreement. At December 31, 2017 and 2016, net assets of the project were approximately $137 million and $127 million, respectively, (including $41 million for an intangible asset pertaining to the value of the power purchase agreement). Con Edison's equity interest in Texas Solar 7 is consolidated in the financial statements.

Mountain Valley Pipeline
In January 2016, CET Gas acquired a 12.5 percent equity interest in MVP, a company developing a proposed gas transmission project in West Virginia and Virginia. The company's initial contribution to MVP was $18 million. At December 31, 2017 and 2016, CET Gas' investment in MVP was $98 million and $48 million, respectively. MVP has indicated that the project has an estimated total cost of $3,000 million to $3,500 million and is targeted to be fully in-service during the fourth quarter of 2018. Con Edison is accounting for its equity interest in MVP as an equity method investment.
NY Transco
In May 2016, CECONY transferred certain electric transmission projects to NY Transco, a company in which CET Electric has a 45.7 percent equity interest, for a purchase price of $122 million and an $8 million payment for associated easement rights. At December 31, 2017 and 2016, CET Electric's investment in NY Transco was $53 million and $51 million, respectively. Con Edison is accounting for its equity interest in NY Transco as an equity method investment.

Stagecoach Gas Services
In April 2016, a CET Gas subsidiary agreed with a subsidiary of Crestwood to form a joint venture to own, operate and further develop existing gas pipeline and storage businesses located in northern Pennsylvania and southern New York. The transaction was substantially completed in June 2016, and the remainder was completed in November 2016. Crestwood contributed businesses to a new entity, Stagecoach, and the CET Gas subsidiary contributed $974 million for a 50 percent equity interest in Stagecoach. At December 31, 2017 and 2016, CET Gas' investment in Stagecoach was $971 million and $992 million, respectively. Con Edison is accounting for its equity interest in Stagecoach as an equity method investment.
Pilesgrove
In June 2016, Con Edison Development recorded an $8 million ($5 million, net of taxes) impairment charge on its 50 percent equity interest in Pilesgrove Solar, LLC (Pilesgrove), which owns an 18 MW (AC) solar electric production project in New Jersey. In August 2016, Con Edison Development acquired the remaining 50 percent equity interest in Pilesgrove for a purchase price of approximately $16 million and recorded a bargain purchase gain of $8 million ($5 million, net of taxes); $45 million was recorded as non-utility property and the remaining $3 million was recorded as current assets. The impairment charge and bargain purchase gain are included in Investment and other income on Con Edison’s consolidated income statement. At December 31, 2017 and 2016, net assets of the project were approximately $45 million. Con Edison's equity interest in Pilesgrove is consolidated in the financial statements.

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

158	CON EDISON ANNUAL REPORT 2017

recorded as current liabilities. A part of the project commenced commercial operation in December 2017. At December 31, 2017 and 2016, net assets of the project were approximately $435 million and $388 million, respectively. Con Edison's equity interest in Panoche is consolidated in the financial statements.

Coram Wind
In December 2016, Con Edison Development acquired a 100 percent equity interest in Coram California Development, LP (Coram), which owns a 102 MW (AC) wind electric production project in California for $97 million, as to which $191 million was recorded as non-utility property, $78 million was recorded as an intangible asset, $8 million of restricted cash was recorded as other current assets, and $180 million was recorded as long term debt. In December 2017, an increase of $22 million was recorded to the intangible asset and a corresponding decrease was recorded to non-utility property. The intangible asset pertains to the value of the project's power purchase agreement, relative to current market rates, and is being amortized over the life of the agreement. The project commenced commercial operation in March 2012. At December 31, 2017 and 2016, net assets of the project were approximately $87 million and $96 million, respectively. Con Edison's equity interest in Coram is consolidated in the financial statements.

Dispositions

Pike County Light & Power Company (Pike)
In October 2015, O&R entered into an agreement to sell Pike to Corning Natural Gas Holding Corporation (Corning). In August 2016, the sale was completed. O&R received cash consideration of $15 million for the sale. O&R has agreed to provide transition services to Corning for operations and customer support for a period of up to 18 months subsequent to the sale. In addition, O&R will continue to purchase and sell to Pike electric and gas commodity for three years. Pike has an option to extend the commodity procurement service for up to an additional three years. At September 30, 2015, O&R recorded an impairment charge of $5 million ($3 million, net of taxes), representing the difference between the carrying amount of Pike’s assets and the estimated sales proceeds.

Con Edison Solutions' Retail Electric Supply Business
In July 2016, Con Edison Solutions entered into an agreement to sell the assets of its retail electric supply business (including retail contracts, related derivative instruments, information systems, and accounts receivable) to a subsidiary of Exelon Corporation (Exelon). In September 2016, the sale was completed for cash consideration of $235 million, subject to working capital adjustments. The sale resulted in a gain of $104 million ($56 million, net of taxes), inclusive of a $65 million ($42 million, net of taxes) gain on derivative instruments. The tax effect of the sale included $16 million ($10 million, net of federal tax) of state taxes related to a change in the apportionment of state income taxes. Con Edison Solutions provided transition services to the Exelon subsidiary for operations and customer support through January 2018 during a portion of which period certain guarantees or other credit support provided by Con Edison in connection with the retail electric supply business continued in effect. See Note H.

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

CON EDISON ANNUAL REPORT 2017	159

Schedule I
Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Income and Comprehensive Income
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts)	2017	2016	2015
Equity in earnings of subsidiaries	$1,544	$1,254	$1,195
Other income (deductions), net of taxes	31	32	27
Interest expense	(50)	(41)	(29)
Net Income	$1,525	$1,245	$1,193
Comprehensive Income	$1,526	$1,252	$1,204
Net Income Per Share – Basic	$4.97	$4.15	$4.07
Net Income Per Share – Diluted	$4.94	$4.12	$4.05
Dividends Declared Per Share	$2.76	$2.68	$2.60
Average Number Of Shares Outstanding—Basic (In Millions)	307.1	300.4	293.0
Average Number Of Shares Outstanding—Diluted (In Millions)	308.8	301.9	294.4

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

160	CON EDISON ANNUAL REPORT 2017

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Cash Flows
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
Net Income	$1,525	$1,245	$1,193
Equity in earnings of subsidiaries	(1,544)	(1,254)	(1,195)
Dividends received from:
CECONY	796	744	872
O&R	44	43	81
Clean Energy Businesses	12	10	8
Con Edison Transmission	8	—	—
Change in Assets:
Special deposits	—	—	—
Income taxes receivable	34	87	58
Other – net	21	(152)	(382)
Net Cash Flows from Operating Activities	896	723	635
Investing Activities
Contributions to subsidiaries	(434)	(691)	(15)
Long term debt receivable from affiliated companies	—	(900)	—
Net Cash Flows Used in Investing Activities	(434)	(1,591)	(15)
Financing Activities
Net proceeds of short-term debt	(53)	(53)	162
Issuance of long-term debt	400	900	—
Retirement of long-term debt	(402)	(2)	(2)
Debt issuance costs	(2)	(5)	—
Issuance of common shares for stock plans, net of repurchases	51	51	1
Issuance of common shares - public offering	343	702	—
Common stock dividends	(803)	(763)	(733)
Net Cash Flows Used in Financing Activities	(466)	830	(572)
Net Change for the Period	(4)	(38)	48
Balance at Beginning of Period	13	51	3
Balance at End of Period	$9	$13	$51

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT 2017	161

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Balance Sheet
(Parent Company Only)

	December 31,
(Millions of Dollars)	2017	2016
Assets
Current Assets
Cash and temporary cash investments	$9	$13
Income taxes receivable	45	79
Accounts receivable from affiliated companies	687	702
Prepayments	36	24
Other current assets	18	19
Total Current Assets	795	837
Investments in subsidiaries	15,110	13,991
Goodwill	406	406
Deferred income tax	18	42
Long term debt receivable from affiliated companies	900	900
Other noncurrent assets	2	16
Total Assets	$17,231	$16,192
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$2	$2
Notes payable	331	384
Accounts payable to affiliated companies	274	288
Other current liabilities	10	22
Total Current Liabilities	617	696
Total Liabilities	617	696
Long-term debt	1,195	1,198
Shareholders’ Equity
Common stock, including additional paid-in capital	6,331	5,887
Retained earnings	9,088	8,411
Total Shareholders’ Equity	15,419	14,298
Total Liabilities and Shareholders’ Equity	$17,231	$16,192

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

162	CON EDISON ANNUAL REPORT 2017

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2017, 2016 and 2015

				COLUMN C Additions
Company (Millions of Dollars)	COLUMN A Description		COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions (b)	COLUMN E Balance At End of Period
Con Edison	Allowance for uncollectible accounts (a):
		2017	$83	$64	$—	$77	$70
		2016	$96	$63	$—	$76	$83
		2015	$106	$77	$—	$87	$96
CECONY	Allowance for uncollectible accounts (a):
		2017	$78	$60	$—	$73	$65
		2016	$91	$57	$—	$70	$78
		2015	$98	$69	$—	$76	$91

(a)	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable - customers and Other receivables) to which they apply.

(b)	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

CON EDISON ANNUAL REPORT 2017	163

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

Item 9B: Other Information
Con Edison
None.
CECONY
None.

164	CON EDISON ANNUAL REPORT 2017

Part III
Item 10: Directors, Executive Officers and Corporate Governance

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationships and Related Transactions, and Director Independence

Item 14: Principal Accounting Fees and Services

Con Edison
Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201(d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 21, 2018. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2017, the close of the fiscal year covered by this report.

The information required pursuant to Item 201(d) of Regulation S-K as at December 31, 2017 is as follows:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)		(2)	(3)
Equity compensation plans approved by security holders
2003 LTIP (a)	334,025		—	—
2013 LTIP (b)	1,401,697		—	3,333,701
Stock Purchase Plan (c)	—		—	7,346,946
Total equity compensation plans approved by security holders	1,735,722		—	10,680,647
Total equity compensation plans not approved by security holders	3,000	(d)	—	—
Total	1,738,722		—	10,680,647

(a)
The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2003 (the “2003 LTIP”) include: (A) 211,977 shares for stock unit awards made prior to 2013 that have vested and for which the receipt of shares was deferred and (B) 122,048 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. Outstanding awards had no exercise price. No new awards may be made under the 2003 LTIP.

(b)
The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2013 (the “2013 LTIP”) include: (A) outstanding awards made in 2014 and subsequent years (1,183,364 shares for performance restricted stock units and 64,870 shares for time-based restricted stock units); (B) 153,463 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price. No new awards may be made under the 2013 LTIP after May 20, 2023.

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

CON EDISON ANNUAL REPORT 2017	165

CECONY
Information required by Items 10, 11, 12 and 13 of Part III as to CECONY is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2017 and 2016 are as follows:

	2017	2016
Audit fees	$3,664,793	$3,576,897
Audit-related fees (a)	739,834	516,786
Tax fees (b)	—	25,000
Total fees	$4,404,627	$4,118,683

(a)
Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of the company's financial statements that are not specifically deemed “Audit Services.” The major items included in audit-related fees in 2017 and 2016 are fees related to reviews of system implementations.

(b)	The fees in 2016 were for tax compliance reporting relating to the Foreign Account Tax Compliance Act.

Con Edison’s Audit Committee or, as delegated by the Audit Committee, the Chair of the Committee, approves in advance each auditing service and non-audit service permitted by applicable laws and regulations, including tax services, to be provided to CECONY by its independent accountants.

166	CON EDISON ANNUAL REPORT 2017

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

CON EDISON ANNUAL REPORT 2017	167

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Con Edison).

3.1.2	By-laws of Con Edison, effective as of February 16, 2017. (Designated in Con Edison’s Current Report on Form 8-K, dated February 16, 2017 (File No. 1-14514) as Exhibit 3.1)

4.1.1.1
Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1)

4.1.1.2	Form of CEI’s 2.00% Debentures, Series 2016 A. (Designated in CEI’s Current Report on Form 8-K, dated May 10, 2016 (File No. 1-14514) as Exhibit 4)

4.1.1.3	Form of CEI’s 2.00% Debentures, Series 2017 A. (Designated in CEI’s Current Report on Form 8-K, dated March 2, 2017 (File No. 1-4514) as Exhibit 4)

4.1.2
Note Assumption and Exchange Agreement, dated as of June 20, 2008, between Con Edison and the institutional investors listed in Schedule I thereto. (Designated in Con Edison’s Current Report on Form 8-K, dated June 20, 2008 (File No. 1-14514) as Exhibit 4)

10.1.1.1
Credit Agreement, dated as of December 7, 2016, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated December 7, 2016 (File No. 1-14514) as Exhibit 10)

10.1.1.2
Extension Agreement, dated as of January 8, 2018, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison's Current Report on Form 8-K dated January 8, 2018 (File No. 1-14514) as Exhibit 10)

10.1.2.1
Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended, effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.3)

10.1.2.2
Amendment #1, dated December 19, 2012, to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.4.2)

10.1.3.1
The Consolidated Edison, Inc. Stock Purchase Plan, as amended and restated as of May 19, 2014. (Designated in Con Edison’s Current Report on Form 8-K dated May 19, 2014 (File No. 1-14514) as Exhibit 10)

10.1.3.2	Amendment One to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Current Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.3.2)

10.1.4.1	The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-14514) as Exhibit 10.1.4)

10.1.4.2	Amendment, dated December 18, 2017, to the Consolidated Edison Retirement Plan

10.1.5.1	The Consolidated Edison Thrift Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-14514) as Exhibit 10.1.5)

10.1.5.2
Amendment, dated June 13, 2016, to the Consolidated Edison Thrift Savings Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the year quarterly period ended June 30, 2016 (File No. 1-14514) as Exhibit 10.1)

10.1.5.3	Amendment, dated December 18, 2017, to the Consolidated Edison Thrift Savings Plan

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

168	CON EDISON ANNUAL REPORT 2017

10.1.6.4	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3)

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

10.1.7.2
Form of Performance Unit Award for Officers under the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 1-14514) as Exhibit 10.1.2)

10.1.7.3
Form of Performance Unit Award for Certain Specified Officers under the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (File No. 1-14514) as Exhibit 10.1)

10.1.7.4
Amendment No. 1 to the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.7.4)

10.1.7.5
Amendment No. 2 to the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.7.5)

10.1.8	Description of Directors’ Compensation, effective as of December 31, 2017.

10.1.9	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

10.1.10	Employment offer letter, dated November 21, 2013 to John McAvoy. (Designated in Con Edison’s Current Report on Form 8-K, dated November 21, 2013 (File No. 1-14514) as Exhibit 10)

10.1.11
Contribution Agreement, dated as of April 20, 2016, by and between Crestwood Pipeline and Storage Northeast LLC and Con Edison Gas Pipeline and Storage Northeast, LLC. (Designated in CEI’s Current Report on Form 8-K, dated April 20, 2016 (File No. 1-14514) as Exhibit 10)

12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the years 2013 – 2017

21.1	Subsidiaries of Con Edison.

23.1	Consent of PricewaterhouseCoopers LLP

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1.1	Section 1350 Certifications – Chief Executive Officer

32.1.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

CON EDISON ANNUAL REPORT 2017	169

CECONY

3.2.1.1	Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York on December 31, 1984.

3.2.1.2
The certificates of amendment of Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York on the following dates: May 16, 1988; June 2, 1989; April 28, 1992; August 21, 1992 and February 18, 1998.

3.2.2	By-laws of CECONY, effective January 18, 2018.

4.2.1	Participation Agreement, dated as of July 1, 1999, between New York State Energy Research and Development Authority (NYSERDA) and CECONY.

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

170	CON EDISON ANNUAL REPORT 2017

4.2.16	The following forms of CECONY’s Debentures, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Debenture Series	Form	Date	Exhibit
5.875% Series 2003 A	8-K	4/7/2003	4
5.10% Series 2003 C	8-K	6/12/2003	4.2
5.70% Series 2004 B	8-K	2/11/2004	4.2
5.30% Series 2005 A	8-K	3/7/2005	4
5.25% Series 2005 B	8-K	6/20/2005	4
5.85% Series 2006 A	8-K	3/9/2006	4
6.20% Series 2006 B	8-K	6/15/2006	4
5.70% Series 2006 E	8-K	12/1/2006	4.2
6.30% Series 2007 A	8-K	8/28/2007	4
5.85% Series 2008 A	8-K	4/4/2008	4.1
6.75% Series 2008 B	8-K	4/4/2008	4.2
7.125% Series 2008 C	8-K	12/4/2008	4
6.65% Series 2009 B	8-K	3/25/2009	4.2
5.50% Series 2009 C	8-K	12/4/2009	4
4.45% Series 2010 A	8-K	6/7/2010	4.1
5.70% Series 2010 B	8-K	6/7/2010	4.2
4.20% Series 2012 A	8-K	3/13/2012	4
3.95% Series 2013 A	8-K	2/25/2013	4
4.45% Series 2014 A	8-K	3/3/2014	4
3.30% Series 2014 B	8-K	11/19/2014	4.1
4.625% Series 2014 C	8-K	11/19/2014	4.2
4.50% Series 2015 A	8-K	11/12/2015	4
3.85% Series 2016A	8-K	6/14/2016	4
2.90% Series 2016B	8-K	11/10/2016	4.1
4.30% Series 2016C	8-K	11/10/2016	4.2
3.875% Series 2017A	8-K	6/5/2017	4
3.125% Series 2017B	8-K	11/13/2017	4.1
4.00% Series 2017C	8-K	11/13/2017	4.2

10.2.1
Settlement Agreement, dated October 2, 2000, by and among CECONY, the Staff of the New York State Public Service Commission and certain other parties. (Designated in CECONY’s Current Report on Form 8-K, dated September 22, 2000 (File No. 1-1217) as Exhibit 10)

10.2.2
The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.5)

10.2.3.1
Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2009. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-1217) as Exhibit 10.2.6)

10.2.3.2
Amendment, dated December 24, 2015, to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-1217) as Exhibit 10.2.6.2)

10.2.3.3
Amendment One to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-1217) as Exhibit 10.2.6.3)

10.2.4.1
Deferred Compensation Plan for the Benefit of Trustees of CECONY, as amended effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.7)

10.2.4.2
Amendment #1, dated December 26, 2012, to the Deferred Compensation Plan for the Benefit of Trustees of CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-1217) as Exhibit 10.2.7.2)

10.2.5	CECONY Supplemental Medical Benefits. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-1217) as Exhibit 10.2.1)

10.2.6
The Severance Pay Plan for Management Employees of Consolidated Edison Company of New York, Inc. and Orange and Rockland Utilities, Inc. and Other Affiliated Entities That Have Adopted the Plan, effective January 1, 2017. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-1217) as Exhibit 10.2.9)

CON EDISON ANNUAL REPORT 2017	171

10.2.7.1
The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.10)

10.2.7.2
Amendment, executed December 19, 2013, to The Consolidated Edison Company of New York, Inc. Deferred Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-1217) as Exhibit 10.2.10.2)

10.2.7.3
Amendment One to the Consolidated Edison Company of New York, Inc. Deferred Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-1217) as Exhibit 10.2.10.3)

10.2.8.1
The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, effective as of January 1, 2005, as amended effective as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.11)

10.2.8.2
Amendment, dated October 21, 2009, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-1217) as Exhibit 10.2.1)

10.2.8.3
Amendment Number 2, dated December 17, 2010, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 10.2.11.3)

10.2.8.4
Amendment Number 3, dated December 21, 2011, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-1217) as Exhibit 10.2.11.4)

10.2.8.5	Amendment Number 4 to the 2005 Executive Incentive Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 1-1217) as Exhibit 10.2)

10.2.8.6	Amendment Number 5 to the 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-1217) as Exhibit 10.2.11.6)

10.2.8.7	Amendment Number 6 to the 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-1217) as Exhibit 10.2.11.7)

10.2.9.1
Trust Agreement, dated as of March 31, 1999, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.1)

10.2.9.2
Amendment Number 1 to the CECONY Rabbi Trust, executed October 24, 2003, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.2)

12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the years 2013 – 2017

23.2	Consent of PricewaterhouseCoopers LLP

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.2.1	Section 1350 Certifications – Chief Executive Officer

32.2.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

172	CON EDISON ANNUAL REPORT 2017

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2018.
Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 15, 2018.

Signature	Registrant	Title

/s/ John McAvoy	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
John McAvoy	CECONY	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Robert Hoglund	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Robert Hoglund	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert Muccilo	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Robert Muccilo	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Vincent A. Calarco	Con Edison CECONY	Director Trustee
Vincent A. Calarco

/s/ George Campbell Jr.	Con Edison CECONY	Director Trustee
George Campbell Jr.

/s/ Ellen V. Futter	Con Edison CECONY	Director Trustee
Ellen V. Futter

/s/ John F. Killian	Con Edison CECONY	Director Trustee
John F. Killian

/s/ William J. Mulrow	Con Edison CECONY	Director Trustee
William J. Mulrow

/s/ Armando J. Olivera	Con Edison CECONY	Director Trustee
Armando J. Olivera

/s/ Michael W. Ranger	Con Edison CECONY	Director Trustee
Michael W. Ranger

/s/ Linda S. Sanford	Con Edison CECONY	Director Trustee
Linda S. Sanford

/s/ Deirdre Stanley	Con Edison CECONY	Director Trustee
Deirdre Stanley

/s/ L. Frederick Sutherland	Con Edison CECONY	Director Trustee
L. Frederick Sutherland

CON EDISON ANNUAL REPORT 2017	173