Form 10-Q
period 2018-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2018-05-03
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

As of April 30, 2018, Con Edison had outstanding 310,730,465 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced metering infrastructure
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
EGWP	Employer Group Waiver Plan
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2017
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	changes to tax laws could adversely affect the Companies;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars/Except Share Data)	2018	2017
OPERATING REVENUES
Electric	$1,877	$1,934
Gas	939	862
Steam	314	298
Non-utility	234	134
TOTAL OPERATING REVENUES	3,364	3,228
OPERATING EXPENSES
Purchased power	353	385
Fuel	124	100
Gas purchased for resale	378	321
Other operations and maintenance	836	739
Depreciation and amortization	348	329
Taxes, other than income taxes	570	542
TOTAL OPERATING EXPENSES	2,609	2,416
OPERATING INCOME	755	812
OTHER INCOME (DEDUCTIONS)
Investment income	20	19
Other income	6	5
Allowance for equity funds used during construction	4	2
Other deductions	(45)	(42)
TOTAL OTHER INCOME (DEDUCTIONS)	(15)	(16)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	740	796
INTEREST EXPENSE
Interest on long-term debt	190	178
Other interest	7	4
Allowance for borrowed funds used during construction	(2)	(1)
NET INTEREST EXPENSE	195	181
INCOME BEFORE INCOME TAX EXPENSE	545	615
INCOME TAX EXPENSE	117	227
NET INCOME	$428	$388
Net income per common share—basic	$1.38	$1.27
Net income per common share—diluted	$1.37	$1.27
DIVIDENDS DECLARED PER COMMON SHARE	$0.72	$0.69
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	310.4	305.1
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	311.6	306.3
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2018	2017
NET INCOME	$428	$388
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	4	(1)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	4	(1)
COMPREHENSIVE INCOME	$432	$387
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2018	2017
OPERATING ACTIVITIES
Net income	$428	$388
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	348	329
Deferred income taxes	101	256
Rate case amortization and accruals	(28)	(31)
Common equity component of allowance for funds used during construction	(4)	(2)
Net derivative gains	(1)	(5)
Unbilled revenue and net unbilled revenue deferrals	48	(5)
Other non-cash items, net	(23)	—
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(147)	(66)
Materials and supplies, including fuel oil and gas in storage	33	26
Other receivables and other current assets	26	26
Taxes receivable	18	30
Prepayments	(422)	(394)
Accounts payable	30	(78)
Pensions and retiree benefits obligations, net	84	105
Pensions and retiree benefits contributions	(184)	(129)
Accrued taxes	(61)	(26)
Accrued interest	68	54
Superfund and environmental remediation costs, net	(2)	1
Distributions from equity investments	35	35
System benefit charge	63	65
Deferred charges, noncurrent assets and other regulatory assets	(246)	(53)
Deferred credits and other regulatory liabilities	179	(9)
Other current and noncurrent liabilities	(200)	(69)
NET CASH FLOWS FROM OPERATING ACTIVITIES	143	448
INVESTING ACTIVITIES
Utility construction expenditures	(790)	(714)
Cost of removal less salvage	(63)	(63)
Non-utility construction expenditures	(35)	(113)
Investments in electric and gas transmission projects	(32)	(5)
Proceeds from sale of assets	—	23
Other investing activities	11	16
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(909)	(856)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	812	(218)
Issuance of long-term debt	—	497
Retirement of long-term debt	(10)	(408)
Debt issuance costs	(1)	(4)
Common stock dividends	(209)	(199)
Issuance of common shares for stock plans	13	12
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	605	(320)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(161)	(728)
BALANCE AT BEGINNING OF PERIOD	844	830
BALANCE AT END OF PERIOD	$683	$102
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$124	$123
Income taxes	$(13)	$(39)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$352	$282
Issuance of common shares for dividend reinvestment	$12	$12

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$651	$797
Accounts receivable – customers, less allowance for uncollectible accounts of $63 in 2018 and 2017	1,250	1,103
Other receivables, less allowance for uncollectible accounts of $7 and $8 in 2018 and 2017, respectively	200	160
Taxes receivable	58	76
Accrued unbilled revenue	472	598
Fuel oil, gas in storage, materials and supplies, at average cost	301	334
Prepayments	600	178
Regulatory assets	123	67
Restricted cash	32	47
Other current assets	86	177
TOTAL CURRENT ASSETS	3,773	3,537
INVESTMENTS	2,012	2,001
UTILITY PLANT, AT ORIGINAL COST
Electric	29,315	28,994
Gas	8,512	8,256
Steam	2,480	2,473
General	3,034	3,008
TOTAL	43,341	42,731
Less: Accumulated depreciation	9,229	9,063
Net	34,112	33,668
Construction work in progress	1,610	1,605
NET UTILITY PLANT	35,722	35,273
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $217 and $201 in 2018 and 2017, respectively	1,803	1,776
Construction work in progress	550	551
NET PLANT	38,075	37,600
OTHER NONCURRENT ASSETS
Goodwill	428	428
Intangible assets, less accumulated amortization of $17 and $15 in 2018 and 2017, respectively	129	131
Regulatory assets	4,284	4,266
Other deferred charges and noncurrent assets	199	148
TOTAL OTHER NONCURRENT ASSETS	5,040	4,973
TOTAL ASSETS	$48,900	$48,111
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,291	$1,298
Notes payable	1,389	577
Accounts payable	1,236	1,286
Customer deposits	347	346
Accrued taxes	47	108
Accrued interest	211	143
Accrued wages	106	105
Fair value of derivative liabilities	74	17
Regulatory liabilities	90	101
System benefit charge	598	535
Other current liabilities	262	386
TOTAL CURRENT LIABILITIES	5,651	4,902
NONCURRENT LIABILITIES
Provision for injuries and damages	161	153
Pensions and retiree benefits	1,192	1,443
Superfund and other environmental costs	734	737
Asset retirement obligations	317	314
Fair value of derivative liabilities	85	38
Deferred income taxes and unamortized investment tax credits	5,638	5,495
Regulatory liabilities	4,523	4,577
Other deferred credits and noncurrent liabilities	208	296
TOTAL NONCURRENT LIABILITIES	12,858	13,053
LONG-TERM DEBT	14,730	14,731
EQUITY
Common shareholders’ equity	15,654	15,418
Noncontrolling interest	7	7
TOTAL EQUITY (See Statement of Equity)	15,661	15,425
TOTAL LIABILITIES AND EQUITY	$48,900	$48,111
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	310	$34	$6,298	$10,235	23	$(1,038)	$(85)	$(26)	$7	$15,425
Net income				428						428
Common stock dividends				(221)						(221)
Issuance of common shares for stock plans	1		25							25
Other comprehensive income								4		4
BALANCE AS OF MARCH 31, 2018	311	$34	$6,323	$10,442	23	$(1,038)	$(85)	$(22)	$7	$15,661
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2018	2017
OPERATING REVENUES
Electric	$1,729	$1,793
Gas	841	765
Steam	314	298
TOTAL OPERATING REVENUES	2,884	2,856
OPERATING EXPENSES
Purchased power	303	348
Fuel	124	100
Gas purchased for resale	273	230
Other operations and maintenance	630	628
Depreciation and amortization	310	294
Taxes, other than income taxes	539	515
TOTAL OPERATING EXPENSES	2,179	2,115
OPERATING INCOME	705	741
OTHER INCOME (DEDUCTIONS)
Investment and other income	5	4
Allowance for equity funds used during construction	3	2
Other deductions	(39)	(37)
TOTAL OTHER INCOME (DEDUCTIONS)	(31)	(31)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	674	710
INTEREST EXPENSE
Interest on long-term debt	163	150
Other interest	5	4
Allowance for borrowed funds used during construction	(2)	(1)
NET INTEREST EXPENSE	166	153
INCOME BEFORE INCOME TAX EXPENSE	508	557
INCOME TAX EXPENSE	119	218
NET INCOME	$389	$339
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2018	2017
NET INCOME	$389	$339
OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—
COMPREHENSIVE INCOME	$389	$339
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2018	2017
OPERATING ACTIVITIES
Net income	$389	$339
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	310	294
Deferred income taxes	108	234
Rate case amortization and accruals	(33)	(36)
Common equity component of allowance for funds used during construction	(3)	(2)
Unbilled revenue and net unbilled revenue deferrals	13	(5)
Other non-cash items, net	(10)	(8)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(126)	(54)
Materials and supplies, including fuel oil and gas in storage	24	20
Other receivables and other current assets	(8)	33
Accounts receivable from affiliated companies	(19)	15
Prepayments	(417)	(373)
Accounts payable	37	(41)
Accounts payable to affiliated companies	7	—
Pensions and retiree benefits obligations, net	80	93
Pensions and retiree benefits contributions	(183)	(128)
Superfund and environmental remediation costs, net	(3)	1
Accrued taxes	(68)	(18)
Accrued taxes to affiliated companies	3	(21)
Accrued interest	68	56
System benefit charge	59	59
Deferred charges, noncurrent assets and other regulatory assets	(202)	(51)
Deferred credits and other regulatory liabilities	161	29
Other current and noncurrent liabilities	(131)	(56)
NET CASH FLOWS FROM OPERATING ACTIVITIES	56	380
INVESTING ACTIVITIES
Utility construction expenditures	(747)	(672)
Cost of removal less salvage	(61)	(61)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(808)	(733)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	763	(155)
Debt issuance costs	(1)	—
Capital contribution by parent	45	22
Dividend to parent	(211)	(199)
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	596	(332)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(156)	(685)
BALANCE AT BEGINNING OF PERIOD	730	704
BALANCE AT END OF PERIOD	$574	$19
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$93	$91
Income taxes	$18	$(22)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$272	$217
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$574	$730
Accounts receivable – customers, less allowance for uncollectible accounts of $58 in 2018 and 2017	1,135	1,009
Other receivables, less allowance for uncollectible accounts of $6 and $7 in 2018 and 2017, respectively	103	92
Taxes receivable	19	19
Accrued unbilled revenue	363	454
Accounts receivable from affiliated companies	83	64
Fuel oil, gas in storage, materials and supplies, at average cost	263	287
Prepayments	525	108
Regulatory assets	115	62
Other current assets	57	84
TOTAL CURRENT ASSETS	3,237	2,909
INVESTMENTS	388	383
UTILITY PLANT, AT ORIGINAL COST
Electric	27,612	27,299
Gas	7,744	7,499
Steam	2,480	2,473
General	2,775	2,753
TOTAL	40,611	40,024
Less: Accumulated depreciation	8,476	8,321
Net	32,135	31,703
Construction work in progress	1,499	1,502
NET UTILITY PLANT	33,634	33,205
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2018 and 2017	4	4
NET PLANT	33,638	33,209
OTHER NONCURRENT ASSETS
Regulatory assets	3,871	3,863
Other deferred charges and noncurrent assets	132	87
TOTAL OTHER NONCURRENT ASSETS	4,003	3,950
TOTAL ASSETS	$41,266	$40,451
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,200	$1,200
Notes payable	913	150
Accounts payable	1,015	1,057
Accounts payable to affiliated companies	17	10
Customer deposits	335	334
Accrued taxes	34	102
Accrued taxes to affiliated companies	75	72
Accrued interest	181	113
Accrued wages	96	95
Fair value of derivative liabilities	66	12
Regulatory liabilities	54	65
System benefit charge	542	483
Other current liabilities	183	245
TOTAL CURRENT LIABILITIES	4,711	3,938
NONCURRENT LIABILITIES
Provision for injuries and damages	155	147
Pensions and retiree benefits	899	1,140
Superfund and other environmental costs	634	637
Asset retirement obligations	290	287
Fair value of derivative liabilities	76	31
Deferred income taxes and unamortized investment tax credits	5,455	5,306
Regulatory liabilities	4,154	4,219
Other deferred credits and noncurrent liabilities	164	242
TOTAL NONCURRENT LIABILITIES	11,827	12,009
LONG-TERM DEBT	12,066	12,065
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	12,662	12,439
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$41,266	$40,451
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	235	$589	$4,649	$8,231	$(962)	$(62)	$(6)	$12,439
Net income				389				389
Common stock dividend to parent				(211)				(211)
Capital contribution by parent			45					45
BALANCE AS OF MARCH 31, 2018	235	$589	$4,694	$8,409	$(962)	$(62)	$(6)	$12,662
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2017. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Note A – Summary of Significant Accounting Policies
Revenues
Adoption of New Standard
On January 1, 2018, the Companies adopted Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts that were not completed. For the three months ended March 31, 2018, the Companies recognized revenues from contracts with customers in accordance with Topic 606 and recognized other revenues in accordance with ASC Topic 605, “Revenue Recognition.” The revenues recognized were equivalent to the revenues that would have been recognized had the Companies not adopted Topic 606 and had recognized all revenues in accordance with Topic 605. For the three months ended March 31, 2017, the Companies recognized revenues, including revenues from contracts with customers, in accordance with Topic 605. No prior period adjustment or charge to retained earnings for cumulative impact was required as a result of the Companies’ adoption of Topic 606.

Revenue Recognition
The following table presents, for the three months ended March 31, 2018, revenue from contracts with customers as defined in Topic 606, as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended March 31, 2018
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$1,771		$(42)	$1,729
Gas	835		6	841
Steam	315		(1)	314
Total CECONY	$2,921		$(37)	$2,884
O&R
Electric	152		(3)	149
Gas	110		(13)	97
Total O&R	$262		$(16)	$246
Clean Energy Businesses
Renewables	132	(b)	—	132
Energy services	17		—	17
Other	—		84	84
Total Clean Energy Businesses	$149		$84	$233
Con Edison Transmission	1		—	1
Total Con Edison	$3,333		$31	$3,364
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans and the weather-normalization clause applicable to their gas businesses. For the Clean Energy Businesses, this includes revenue from wholesale services. For the Utilities, this also reflects the reduction in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Job Act of 2017 (TCJA). See "Other Regulatory Matters" in Note B.
(b) Included within the total for Renewables revenue at the Clean Energy Businesses is $89 million of revenue related to engineering, procurement and construction services.

The Utilities recognize revenues for tariff-based sales as they deliver electricity, gas and steam energy to their customers. The amount of revenues recognized reflects the consideration the Utilities expect to receive in exchange for delivering the energy. The transaction price for full-service customers includes the Utilities’ energy cost and for all customers includes delivery charges determined based on customer class and in accordance with established tariffs and guidelines of the New York State Public Service Commission (NYSPSC) or the New Jersey Board of Public Utilities (NJBPU), as applicable. The transaction price is allocated to the Utilities’ revenue generating activities through the customer billing process. Because energy is delivered over time, the Utilities use output methods that recognize revenue based on direct measurement of the value transferred, such as units delivered, which provides an accurate measure of value for the energy delivered. The Utilities accrue revenues at the end of each month for estimated energy delivered but not yet billed to customers. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the NYSPSC to be retained by the Utilities, for refund to firm gas sales and transportation customers.

Con Edison Development recognizes revenue for the sale of energy from renewable electric production projects as energy is generated and billed to counterparties. Con Edison Development accrues revenues at the end of each month for energy generated but not yet billed to counterparties. Con Edison Energy recognizes revenue as energy is delivered and services are provided for managing energy supply assets leased from others and managing the dispatch, fuel requirements and risk management activities for generating plants and merchant transmission in the northeastern United States. Con Edison Solutions recognizes revenue for providing energy-efficiency services to government and commercial customers, and Con Edison Development recognizes revenue for engineering, procurement and construction services, under the percentage-of-completion method of revenue recognition.

Sales and profits on each percentage-of-completion contract are recorded each month based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative revenues recognized in prior periods (the ‘‘cost-to-cost’’ method). The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made. Unbilled contract revenues were $79 million and $58 million as of March 31, 2018 and December 31, 2017, respectively, reflecting $36 million of additional revenue earned and $15 million of billings and appropriate balance sheet classification for the period. Unbilled contract revenues represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as revenues, but have not yet been billed to customers, and which represent contract assets as defined in Topic 606. Substantially all unbilled contract revenues are expected to be collected within one year. Unbilled contract revenues arise from the cost-to-cost method of revenue recognition.

Unbilled contract revenues from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unearned revenue was $49 million and $87 million as of March 31, 2018 and December 31, 2017, respectively, reflecting $70 million of additional revenue earned (of which $48 million was included in the balance as of December 31, 2017) and $32 million of billings and appropriate balance sheet classification for the period. Unearned revenue represents a liability for billings to customers in excess of earned revenue, which are contract liabilities as defined in Topic 606. As of March 31, 2018, the aggregate amount of the remaining performance obligations is $111 million, of which $75 million will be recognized within the next two years, and the remaining $36 million will be recognized pursuant to long-term service and maintenance agreements.

Revenues are recorded as energy is delivered, generated or services are provided and billed to customers. Amounts billed are recorded in accounts receivable - customers, with payment generally due the following month. Con Edison’s and the Utilities’ accounts receivable - customers balance also reflects the Utilities’ purchase of receivables from energy service companies to support retail choice programs. Accrued revenues not yet billed to customers are recorded as accrued unbilled revenues.

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

For the three months ended March 31, 2018 and 2017, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended March 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2018	2017
Net income	$428	$388
Weighted average common shares outstanding – basic	310.4	305.1
Add: Incremental shares attributable to effect of potentially dilutive securities	1.2	1.2
Adjusted weighted average common shares outstanding – diluted	311.6	306.3
Net Income per common share – basic	$1.38	$1.27
Net Income per common share – diluted	$1.37	$1.27

The computation of diluted EPS for the three months ended March 31, 2018 and 2017 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three months ended March 31, 2018 and 2017, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Beginning balance, accumulated OCI, net of taxes (a)	$(26)	$(27)	$(6)	$(7)
OCI before reclassifications, net of tax of $(1) and $1 for Con Edison in 2018 and 2017, respectively	3	(2)	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2018 and 2017 (a)(b)	1	1	—	—
Current period OCI, net of taxes	4	(1)	—	—
Ending balance, accumulated OCI, net of taxes	$(22)	$(28)	$(6)	$(7)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.

(b)
For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit cost. See Notes E and F.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
On January 1, 2018, the Companies adopted Accounting Standard Update (ASU) 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which they applied retrospectively for each prior period presented. Pursuant to ASU 2016-18, cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At March 31, 2018 and 2017, cash, temporary cash investments and restricted cash for Con Edison and CECONY are as follows:

	At March 31,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Cash and temporary cash investments	$651	$67	$574	$17
Restricted cash (a)	32	35	—	2
Total cash, temporary cash investments and restricted cash	$683	$102	$574	$19

(a)
Restricted cash is comprised of funding reserved for CECONY construction expenditures ($2 million at March 31, 2017), RECO transition bond charge collections, net of principal, interest, trustee and service fees ($1 million and $2 million at March 31, 2018 and 2017, respectively) that are restricted until the bond matures in 2019, and the CEBs' cash collateral held for project finance agreements ($31 million at March 31, 2018 and 2017) that are restricted until varying maturity dates. For these projects, such funds are restricted to being used for normal operating expenses and capital expenditures, debt service, and required reserves.

Note B – Regulatory Matters
Rate Plans
O&R New York – Electric
In April 2018, O&R filed a preliminary update to its January 2018 request to the NYSPSC for an electric rate increase effective January 1, 2019. The company increased its requested January 2019 rate increase by $2.2 million to $22.5 million.

O&R New York – Gas
In April 2018, O&R filed a preliminary update to its January 2018 request to the NYSPSC for a gas rate increase effective January 2019. The company decreased its requested January 2019 rate increase by $1.7 million to $2.7 million.

Other Regulatory Matters
In August and November 2017, the NYSPSC issued orders in its proceeding investigating an April 21, 2017 Metropolitan Transportation Authority (MTA) subway power outage. The orders indicated that the investigation determined that the outage was caused by a failure of CECONY’s electricity supply to a subway station, which led to a loss of the subway signals, and that one of the secondary services to the MTA facility had been improperly rerouted and was not properly documented by the company. The orders also indicated that the loss of power to the subway station affected multiple subway lines and caused widespread delays across the subway system. Pursuant to the orders, the company is required to take certain actions, including inspecting, repairing and installing certain electrical equipment that serves the subway system, analyzing power supply and power quality events affecting the MTA’s signaling services, and filing monthly reports with the NYSPSC on all of the company's activities related to the subway system. Through March 31, 2018, the company incurred costs related to this matter of $149 million. Included in this amount is $27 million in capital and operating and maintenance costs reflected in the company's electric rate plan and $122 million deferred as a regulatory asset pursuant to the rate plan. The company, which plans to complete the required actions in 2018, expects to incur costs related to this matter during the remainder of 2018 of $115 million. Included in this amount is $5 million in expected capital and operating and maintenance costs reflected in the rate plan and $110 million expected to be deferred as a regulatory asset pursuant to the rate plan.

In December 2017, the NYSPSC issued an order initiating a proceeding to study the potential effects of the federal Tax Cuts and Jobs Act of 2017 (TCJA) on income tax expense and liabilities of New York State utilities and the regulatory treatment to preserve the resulting benefits for customers. In March 2018, the NYSPSC staff recommended that the NYSPSC require most utilities to begin on October 1, 2018 to credit their customers’ bills with the net benefits of the TCJA as measured based on amounts reflected in their rate plans prior to the enactment of the TCJA. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes the utilities collected from their customers that will not need to be paid to the Internal Revenue Service under the TCJA. Upon enactment of the TCJA in December 2017, CECONY and O&R re-measured their deferred tax assets and liabilities and accrued net regulatory liabilities for future income taxes of $3,513 million and $161 million, respectively. Under the rate normalization requirements continued by the TCJA, the portion of their net regulatory liabilities related to certain accelerated tax depreciation benefits ($2,542 million and $126 million, respectively) is to be amortized over the remaining lives of the related assets. The remainder ($971 million and $35 million, respectively) will be amortized as determined by the NYSPSC.

For the three months ended March 31, 2018, the Utilities deferred as regulatory liabilities estimated net benefits of $112 million, which represents approximately a quarter of the estimated annual net benefits. In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R.

In January 2018, the NJBPU issued an order initiating a proceeding to consider the TCJA. In March 2018, the NJBPU approved a $2.9 million interim decrease in Rockland Electric Company's (RECO) electric base rates, effective April 1, 2018, subject to the outcome of the NJBPU proceeding. Also in March 2018, the Federal Energy Regulatory Commission (FERC) issued an order directing RECO to propose revisions to its transmission revenue requirement to reflect the TCJA. RECO’s net regulatory liability for income taxes resulting from its re-measurement of its deferred tax asset and liabilities is $28 million (including $16 million subject to the normalization requirements continued by the TCJA).
In March 2018, Winter Storms Riley and Quinn caused damage to the Utilities’ electric distribution systems and interrupted service to approximately 209,000 CECONY customers, 93,000 O&R customers and 44,000 RECO customers. Through March 31, 2018, CECONY's costs related to March 2018 storms, including Riley and Quinn, amounted to $106 million, including operation and maintenance expenses reflected in its electric rate plan ($15 million), operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan ($56 million), capital expenditures ($29 million) and removal costs ($6 million). O&R and RECO had storm-related costs of $31 million and $11 million, respectively, most of which were deferred as regulatory assets pursuant to their electric rate plans. Recovery of CECONY and O&R storm-related costs is subject to review by the NYSPSC, and recovery of RECO storm-related costs is subject to review by the NJBPU. The NYSPSC is investigating the preparation and response to the storms by CECONY, O&R, and other New York electric utilities, including all aspects of their emergency response plans, and may penalize them. The NJBPU is investigating RECO’s preparation and response to the storms. The Companies are unable to estimate the amount or range of their possible loss in connection with the storms.
In February 2018, CECONY filed a response challenging a complaint the NJBPU filed with FERC seeking the re-allocation to the company of certain PJM Interconnection LLC (PJM) transmission costs that had been allocated to the company prior to April 2017 when transmission service provided to the company pursuant to the PJM open access transmission tariff terminated. The NJBPU complaint is pending before FERC. The transmission service terminated because the company did not exercise its option to continue the service following a series of requests PJM had submitted to FERC that substantially increased the charges for the transmission service. CECONY challenged each of these requests. To date, FERC has rejected all but one of CECONY’s protests. In June 2015 and May 2016, CECONY filed appeals of certain FERC decisions with the U.S. Court of Appeals. Under CECONY’s electric rate plan, unless and until changed by the NYSPSC, the company will recover all charges incurred associated with the transmission service.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at March 31, 2018 and December 31, 2017 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Regulatory assets
Unrecognized pension and other postretirement costs	$2,332	$2,526	$2,196	$2,376
Environmental remediation costs	783	793	668	677
Revenue taxes	271	260	259	248
MTA power reliability deferral	122	50	122	50
Recoverable energy costs	118	60	103	52
Deferred derivative losses	95	44	86	37
Pension and other postretirement benefits deferrals	77	79	57	58
Property tax reconciliation	64	51	41	25
Municipal infrastructure support costs	59	56	59	56
Unamortized loss on reacquired debt	36	37	34	35
Deferred storm costs	60	38	—	—
Brooklyn Queens demand management program	32	37	32	37
Meadowlands heater odorization project	30	18	30	18
Preferred stock redemption	24	24	24	24
Indian Point Energy Center program costs	21	29	21	29
Recoverable REV demonstration project expenses	19	19	17	17
Gate station upgrade project	13	13	13	13
Workers’ compensation	10	10	10	10
Net electric deferrals	9	9	9	9
O&R transition bond charges	7	9	—	—
Surcharge for New York State assessment	—	2	—	2
Other	102	102	90	90
Regulatory assets – noncurrent	4,284	4,266	3,871	3,863
Deferred derivative losses	88	40	81	37
Recoverable energy costs	35	27	34	25
Regulatory assets – current	123	67	115	62
Total Regulatory Assets	$4,407	$4,333	$3,986	$3,925
Regulatory liabilities
Future income tax	$2,531	$2,545	$2,376	$2,390
Allowance for cost of removal less salvage	853	846	724	719
Pension and other postretirement benefit deferrals	178	207	153	181
Energy efficiency portfolio standard unencumbered funds	127	127	122	122
TCJA net benefits*	112	—	100	—
Net unbilled revenue deferrals	106	183	106	183
Property tax reconciliation	97	107	97	107
Unrecognized other postretirement costs	77	92	77	92
Settlement of prudence proceeding	58	66	58	66
Property tax refunds	44	44	44	44
Carrying charges on repair allowance and bonus depreciation	36	43	35	42
New York State income tax rate change	31	36	31	35
Settlement of gas proceedings	25	27	25	27
Variable-rate tax-exempt debt – cost rate reconciliation	24	30	21	26
Earnings sharing - electric, gas and steam	20	29	10	19
Base rate change deferrals	18	21	18	21
Net utility plant reconciliations	10	12	6	8
Other	176	162	151	137
Regulatory liabilities – noncurrent	4,523	4,577	4,154	4,219
Refundable energy costs	63	41	37	16
Revenue decoupling mechanism	18	29	11	21
Deferred derivative gains	9	31	6	28
Regulatory liabilities – current	90	101	54	65
Total Regulatory Liabilities	$4,613	$4,678	$4,208	$4,284
* See "Other Regulatory Matters," above.

Note C – Capitalization
The carrying amounts and fair values of long-term debt at March 31, 2018 and December 31, 2017 were:

(Millions of Dollars)	2018		2017
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$16,021	$17,388	$16,029	$18,147
CECONY	$13,266	$14,500	$13,265	$15,163

(a)
Amounts shown are net of unamortized debt expense and unamortized debt discount of $140 million and $120 million for Con Edison and CECONY, respectively, as of March 31, 2018 and $142 million and $121 million for Con Edison and CECONY, respectively, as of December 31, 2017.

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $16,752 million and $636 million of the fair value of long-term debt at March 31, 2018 are classified as Level 2 and Level 3, respectively. For CECONY, $13,864 million and $636 million of the fair value of long-term debt at March 31, 2018 are classified as Level 2 and Level 3, respectively (see Note L). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D – Short-Term Borrowing
At March 31, 2018, Con Edison had $1,389 million of commercial paper outstanding of which $913 million was outstanding under CECONY’s program. The weighted average interest rate at March 31, 2018 was 2.3 percent for both Con Edison and CECONY. At December 31, 2017, Con Edison had $577 million of commercial paper outstanding of which $150 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2017 was 1.8 percent for both Con Edison and CECONY.
At March 31, 2018 and December 31, 2017, no loans were outstanding under the credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of March 31, 2018 and December 31, 2017.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Service cost – including administrative expenses	$72	$66	$68	$61
Interest cost on projected benefit obligation	140	148	131	139
Expected return on plan assets	(258)	(243)	(245)	(229)
Recognition of net actuarial loss	172	149	163	141
Recognition of prior service costs	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST	$122	$116	$112	$107
Cost capitalized	(31)	(43)	(29)	(41)
Reconciliation to rate level	(23)	(11)	(25)	(12)
Cost charged to operating expenses	$68	$62	$58	$54

In March 2017, the FASB issued amendments to the guidance for retirement benefits through ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The Companies adopted ASU 2017-07 beginning on January 1, 2018. The guidance requires that components of net periodic benefit cost other than service cost be presented outside of operating income on consolidated income statements, and that only the service cost component is eligible for capitalization. Accordingly, the service cost components are included in the line "Other operations and maintenance" and the non-service cost components are included in the line “Other deductions” in the Companies' consolidated income statements. As permitted by a practical expedient under ASU 2017-07, the Companies applied the presentation requirements retrospectively for both pension and other postretirement benefit costs using amounts disclosed in prior-period financial statements as appropriate estimates.

Expected Contributions
Based on estimates as of March 31, 2018, the Companies expect to make contributions to the pension plans during 2018 of $472 million (of which $433 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first three months of 2018, the Companies contributed $184 million to the pension plans, nearly all of which was contributed by CECONY.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit costs for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Service cost	$5	$5	$3	$3
Interest cost on accumulated other postretirement benefit obligation	11	11	9	10
Expected return on plan assets	(18)	(17)	(16)	(15)
Recognition of net actuarial loss	2	1	1	(1)
Recognition of prior service cost	(2)	(4)	(1)	(3)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$(2)	$(4)	$(4)	$(6)
Cost capitalized	(2)	2	(2)	2
Reconciliation to rate level	2	(1)	3	—
Cost charged to operating expenses	$(2)	$(3)	$(3)	$(4)

For information about the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” see Note E.

Contributions
Based on estimates as of March 31, 2018, Con Edison and CECONY expect to make a contribution of $6 million (substantially all of which is to be contributed by CECONY) to the other postretirement benefit plans in 2018. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2018 and December 31, 2017 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Accrued Liabilities:
Manufactured gas plant sites	$649	$651	$549	$551
Other Superfund Sites	85	86	85	86
Total	$734	$737	$634	$637
Regulatory assets	$783	$793	$668	$677
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
Environmental remediation costs incurred related to Superfund Sites for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Remediation costs incurred	$3	$7	$3	$7

Insurance and other third party recoveries received by Con Edison or CECONY were immaterial for the three months ended March 31, 2018 and 2017.
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At March 31, 2018, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.

The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2018 and December 31, 2017 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$84	$84	$80	$80
Regulatory assets – workers’ compensation	$10	$10	$10	$10

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At March 31, 2018, the company had not accrued a liability for damages related to the incident.
Other Contingencies
See "Other Regulatory Matters" in Note B and “Uncertain Tax Positions” in Note I.
Guarantees
Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,128 million and $2,073 million at March 31, 2018 and December 31, 2017, respectively.
A summary, by type and term, of Con Edison’s total guarantees at March 31, 2018 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$742	$404	$—	$1,146
Energy transactions	426	25	212	663
Renewable electric production projects	172	—	24	196
Other	123	—	—	123
Total	$1,463	$429	$236	$2,128

Con Edison Transmission — Con Edison has guaranteed payment by CET Electric of the contributions CET Electric agreed to make to New York Transco LLC (NY Transco). CET Electric acquired a 45.7 percent interest in NY Transco when it was formed in 2014. In May 2016, the transmission owners transferred certain projects to NY Transco, for which CET Electric made its required contributions. NY Transco has proposed other transmission projects in the New York Independent System Operator's competitive bidding process. These other projects are subject to certain authorizations from the NYSPSC, the FERC and, as applicable, other federal, state and local agencies. Guarantee amount shown is for the maximum possible required amount of CET Electric’s contributions for these other projects as calculated based on the assumptions that the projects are completed at 175 percent of their estimated costs and NY Transco does not use any debt financing for the projects. Guarantee term shown is assumed as the selection of the projects and resulting timing of the contributions is not certain. Also included within the table above is a guarantee for $124 million from Con Edison on behalf of CET Gas in relation to a proposed gas transmission project in West Virginia and Virginia.
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

Note I – Income Tax
Con Edison’s income tax expense decreased to $117 million for the three months ended March 31, 2018 from $227 million for the three months ended March 31, 2017. CECONY’s income tax expense decreased to $119 million for the three months ended March 31, 2018 from $218 million for the three months ended March 31, 2017. The decrease in income tax expense for both Companies is due primarily to lower income before income tax expense and the lower corporate federal income tax rate of 21 percent in 2018 resulting from the enactment of the TCJA.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2018	2017	2018	2017
STATUTORY TAX RATE
Federal	21%	35%	21%	35%
Changes in computed taxes resulting from:
State income tax	4	4	5	4
Cost of removal	1	1	1	1
Other plant-related items	—	—	(1)	(1)
Change in deferred taxes	—	(1)	—	—
Renewable energy credits	(1)	(1)	—	—
Amortization of excess deferred federal income taxes	(3)	—	(3)	—
Other	(1)	(1)	—	—
Effective tax rate	21%	37%	23%	39%

CECONY, O&R and RECO deferred as regulatory liabilities their estimated net benefits under the TCJA for the three months ended March 31, 2018. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes the utilities collected from their customers that will not need to be paid to the Internal Revenue Service under the TCJA. See “Other Regulatory Matters” in Note B.

At December 31, 2017, the Companies recorded provisional income tax amounts in its accounting for certain effects of the provisions of the TCJA as allowed under SEC Staff Accounting Bulletin 118 (SAB 118). In addition, SAB 118 allowed for a measurement period for companies to finalize the provisional amounts recorded as of December 31, 2017, not to exceed one year. As of March 31, 2018, the Companies have not yet finalized their assessment of the provisional amounts, and there were no adjustments recorded in the first quarter of 2018. The Companies expect to complete their assessment and record any final adjustments to the provisional amounts by the fourth quarter of 2018.

Uncertain Tax Positions
In March 2018, Con Edison received approval of its tax refunds by the Joint Committee on Taxation for tax years 2012 through 2015. The approval effectively settled approximately $3 million in uncertain federal tax positions. Federal tax returns for 2016 remain under examination.

At March 31, 2018, the estimated liability for uncertain tax positions for Con Edison was $10 million ($3 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $5 million ($4 million, net of federal taxes) of various federal and state uncertainties due to the expected completion of ongoing tax examinations and expiration of statute of limitations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is approximately $2 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $10 million ($9 million, net of federal taxes).
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three months ended March 31, 2018, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At March 31, 2018 and December 31, 2017, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note J – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2018	2017	2018	2017	2018	2017	2018	2017
CECONY
Electric	$1,729	$1,793	$4	$5	$240	$229	$254	$320
Gas	841	765	1	1	49	44	321	298
Steam	314	298	19	18	21	21	130	123
Consolidation adjustments	—	—	(24)	(24)	—	—	—	—
Total CECONY	$2,884	$2,856	$—	$—	$310	$294	$705	$741
O&R
Electric	$149	$141	$—	$—	$14	$12	$8	$18
Gas	97	97	—	—	5	5	36	40
Total O&R	$246	$238	$—	$—	$19	$17	$44	$58
Clean Energy Businesses	$233	$136	$—	$—	$19	$17	$9	$15
Con Edison Transmission	1	—	—	—	—	—	(1)	(3)
Other (a)	—	(2)	—	—	—	1	(2)	1
Total Con Edison	$3,364	$3,228	$—	$—	$348	$329	$755	$812
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

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at March 31, 2018 and December 31, 2017 were:

(Millions of Dollars)	2018				2017
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$46	$(36)	$10	(b)	$83	$(51)	$32	(b)
Noncurrent	9	(5)	4		10	(4)	6
Total fair value of derivative assets	$55	$(41)	$14		$93	$(55)	$38
Fair value of derivative liabilities
Current	$(109)	$35	$(74)		$(67)	$50	$(17)
Noncurrent	(94)	9	(85)		(43)	5	(38)
Total fair value of derivative liabilities	$(203)	$44	$(159)		$(110)	$55	$(55)
Net fair value derivative assets/(liabilities)	$(148)	$3	$(145)	(b)	$(17)	$—	$(17)	(b)
CECONY
Fair value of derivative assets
Current	$28	$(24)	$4	(b)	$39	$(15)	$24	(b)
Noncurrent	5	(3)	2		9	(4)	5
Total fair value of derivative assets	$33	$(27)	$6		$48	$(19)	$29
Fair value of derivative liabilities
Current	$(89)	$23	$(66)		$(26)	$14	$(12)
Noncurrent	(83)	7	(76)		(36)	4	(32)
Total fair value of derivative liabilities	$(172)	$30	$(142)		$(62)	$18	$(44)
Net fair value derivative assets/(liabilities)	$(139)	$3	$(136)	(b)	$(14)	$(1)	$(15)	(b)

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

(b)
At March 31, 2018 and December 31, 2017, margin deposits for Con Edison ($6 million and $12 million, respectively) and CECONY ($6 million and $11 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2018 and 2017:

		For the Three Months Ended March 31,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2018		2017		2018	2017
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(22)		$—		$(22)	$(2)
Noncurrent	Deferred derivative gains	(2)		(3)		(1)	(3)
Total deferred gains/(losses)		$(24)		$(3)		$(23)	$(5)
Current	Deferred derivative losses	$(48)		$—		$(44)	$1
Current	Recoverable energy costs	25		(45)		25	(40)
Noncurrent	Deferred derivative losses	(51)		(20)		(49)	(20)
Total deferred gains/(losses)		$(74)		$(65)		$(68)	$(59)
Net deferred gains/(losses)		$(98)		$(68)		$(91)	$(64)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Purchased power expense	$—		$—		$—	$—
	Gas purchased for resale	—		(63)		—	—
	Non-utility revenue	4	(a)	14	(b)	—	—
Total pre-tax gains/(losses) recognized in income		$4		$(49)		$—	$—

(a)	For the three months ended March 31, 2018, Con Edison recorded an immaterial unrealized pre-tax gain in non-utility operating revenue.

(b)	For the three months ended March 31, 2017, Con Edison recorded unrealized pre-tax losses in non-utility operating revenue ($3 million).

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at March 31, 2018:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	29,852,714	8,835	172,819,498	2,688,000
CECONY	27,760,400	3,600	157,080,000	2,688,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

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
At March 31, 2018, Con Edison and CECONY had $68 million and $8 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $19 million with commodity exchange brokers, $18 million with investment-grade counterparties, $16 million with non-investment grade/non-rated counterparties and $15 million with independent system operators. CECONY’s net credit exposure consisted of $7 million with commodity exchange brokers and $1 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at March 31, 2018:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$153		$140
Collateral posted	101		96
Additional collateral (b) (downgrade one level from current ratings)	15		11
Additional collateral (b) (downgrade to below investment grade from current ratings)	85	(c)	67	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $6 million at March 31, 2018. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At March 31, 2018, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $13 million.

Interest Rate Swap
In December 2016, the Clean Energy Businesses acquired Coram Wind which holds an interest rate swap that terminates in June 2024, pursuant to which it pays a fixed-rate of 2.0855 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap was an asset of $1 million as of March 31, 2018 and an immaterial amount as of December 31, 2017 on Con Edison’s consolidated balance sheet.

Note L – Fair Value Measurements
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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are summarized below.

	2018					2017
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$2	$17	$8	$(8)	$19	$5	$77	$7	$(39)	$50
Interest rate swap (a)(b)(c)	—	1	—	—	1	—	—	—	—	—
Other (a)(b)(d)	292	115	—	—	407	283	120	—	—	403
Total assets	$294	$133	$8	$(8)	$427	$288	$197	$7	$(39)	$453
Derivative liabilities:
Commodity (a)(b)(c)	$5	$165	$5	$(16)	$159	$8	$93	$6	$(52)	$55
Total liabilities	$5	$165	$5	$(16)	$159	$8	$93	$6	$(52)	$55
CECONY
Derivative assets:
Commodity (a)(b)(c)	$2	$7	$2	$1	$12	$3	$40	$4	$(7)	$40
Other (a)(b)(d)	270	109	—	—	379	260	114	—	—	374
Total assets	$272	$116	$2	$1	$391	$263	$154	$4	$(7)	$414
Derivative liabilities:
Commodity (a)(b)(c)	$4	$146	$—	$(8)	$142	$5	$57	$—	$(18)	$44

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $1 million of commodity derivative assets transferred from level 3 to level 2 during the three months ended March 31, 2018 and $11 million and $10 million, respectively, of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2017 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years to less than three years as of March 31, 2018 and December 31, 2017, respectively.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2018 and December 31, 2017, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

	Fair Value of Level 3 at March 31, 2018	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$2	Discounted Cash Flow	Forward energy prices (a)	$15.69-$61.25 per MWh
		Discounted Cash Flow	Forward capacity prices (a)	$2.26-$9.85 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.50-$31.93 per MWh
Total Con Edison—Commodity	$3
CECONY – Commodity
Electricity	$1	Discounted Cash Flow	Forward capacity prices (a)	$2.26-$9.85 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.50-$2.88 per MWh
Total CECONY—Commodity	$2

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2018 and 2017 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Beginning balance as of January 1,	$1	$1	$4	$1
Included in earnings	2	—	2	—
Included in regulatory assets and liabilities	2	2	(1)	—
Settlements	(1)	—	(2)	—
Transfer out of level 3	(1)	—	(1)	—
Ending balance as of March 31,	$3	$3	$2	$1

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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($2 million gain and immaterial) and purchased power costs (immaterial for both periods) on the consolidated income statement for the three months ended March 31, 2018 and 2017, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at March 31, 2018 and 2017 is included in non-utility revenues ($1 million gain and immaterial) and purchased power costs (immaterial for both periods) on the consolidated income statement for the three months ended March 31, 2018 and 2017, respectively.
Note M – Variable Interest Entities
Con Edison enters into arrangements including leases, partnerships and electricity purchase agreements, with various entities. As a result of these arrangements, Con Edison retains or may retain a variable interest in these entities.
CECONY has an ongoing long-term electricity purchase agreement with Brooklyn Navy Yard Cogeneration Partners, LP, a potential variable interest entity (VIE). In 2017, a request was made of this counterparty for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. The payments for this contract constitute CECONY’s maximum exposure to loss with respect to the potential VIE.

The following table summarizes the VIEs in which Con Edison Development has entered into as of March 31, 2018:

Project Name (a)	Generating Capacity (b) (MW AC)	Power Purchase Agreement Term (in Years)	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3	128	20	2014	Nevada	$171
Mesquite Solar 1	83	20	2013	Arizona	95
Copper Mountain Solar 2	75	25	2013	Nevada	78
California Solar	55	25	2012	California	54
Broken Bow II	38	25	2014	Nebraska	43
Texas Solar 4	32	25	2014	Texas	18
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
(c) For investments accounted for under the equity method, maximum exposure is equal to the carrying value of the investment on the consolidated balance sheet. For consolidated investments, such as Texas Solar 4, maximum exposure is equal to the net assets of the project on the consolidated balance sheet less any applicable noncontrolling interest ($7 million for Texas Solar 4). Con Edison did not provide any financial or other support during the three months ended March 31, 2018 that was not previously contractually required.

Note N – New Financial Accounting Standards
In February 2016, the FASB issued amendments on financial reporting of leasing transactions through ASU No. 2016-02, “Leases (Topic 842)." The amendments require lessees to recognize assets and liabilities on the balance sheet and disclose key information about leasing arrangements. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model. For income statement purposes, the pattern of expense recognition will depend on whether transactions are designated as operating leases or finance leases. In January 2018, the FASB issued additional amendments on the lease standard’s application to land easements through ASU No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” These amendments allow an entity to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under the current lease standard. The amendments from both ASU No. 2016-02 and 2018-01 are effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The amendments must be adopted using a modified retrospective transition and provide for certain practical expedients. Based on the existing portfolio of leases at implementation, for leases currently classified as operating leases, the Companies expect to recognize on the statements of financial position right-of-use assets and lease liabilities. The Companies are in the process of evaluating the potential impact of the new guidance on the Companies’ results of operations and liquidity.

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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2017 (File Nos. 1-14514 and 1-1217, the Form 10-K).

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

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 20,350 MMlb of steam annually to approximately 1,600 customers in parts of Manhattan.

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

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and is proposing to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC, a joint venture that owns, operates and will further develop an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation which operates a gas storage facility in upstate New York. In addition, CET Gas owns interests in two Mountain Valley Pipeline LLC joint venture projects: a 12.5 interest in a 300-mile gas transmission project being constructed in West Virginia and Virginia (Mountain Valley Pipeline) and a 6.375 percent interest in a proposed 70-mile gas pipeline system in Virginia and North Carolina (MVP Southgate). Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended March 31, 2018				At March 31, 2018
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Assets
CECONY	$2,884	86%	$389	91%	$41,266	84%
O&R	246	7	23	5	2,828	6
Total Utilities	3,130	93	412	96	44,094	90
Clean Energy Businesses	233	7	6	1	2,647	5
Con Edison Transmission	1	—	11	3	1,236	3
Other (a)	—	—	(1)	—	923	2
Total Con Edison	$3,364	100%	$428	100%	$48,900	100%

(a)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income and earnings per share for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018	2017	2018	2017
(Millions of Dollars, except per share amounts)	Net Income		Earnings per Share
CECONY	$389	$339	$1.26	$1.11
O&R	23	26	0.07	0.08
Clean Energy Businesses (a)	6	7	0.02	0.02
Con Edison Transmission	11	7	0.03	0.03
Other (b)	(1)	9	—	0.03
Con Edison (c)	$428	$388	$1.38	$1.27

(a)	Includes $2 million or $— a share of net after-tax mark-to-market gains/(losses) for the three months ended March 31, 2017.

(b)	Other includes parent company and consolidation adjustments.

(c)	Earnings per share on a diluted basis were $1.37 a share and $1.27 a share for the three months ended March 31, 2018 and 2017, respectively.
The Companies’ results of operations for the three months ended March 31, 2018, as compared with the 2017 period, reflect changes in the Utilities' rate plans and the impact of weather on steam revenues. Con Edison's results of operations for the comparable periods also reflect lower income tax expense for the Clean Energy Businesses and Con Edison Transmission. The Utilities' revenues for the 2018 period reflect the deferral for customers of estimated net benefits for the period of the federal Tax Cuts and Jobs Act of 2017 (TCJA). Operations and maintenance expenses for the Utilities for the three months ended March 31, 2018 primarily reflect higher storm-related costs. In addition, the Utilities' rate plans provide for revenues to cover expected changes in certain operating costs including depreciation, property taxes and other tax matters.
The following table presents the estimated effect on earnings per share and net income for the three months ended March 31, 2018 period as compared with the 2017 period, resulting from these and other major factors:

Variation for the Three Months Ended March 31, 2018 vs. 2017
	Earnings per Share	Net Income (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.22	$67
Reflects higher electric and gas net base revenues of $0.12 a share and $0.08 a share, respectively, and growth in the number of gas customers of $0.02 a share. Electric and gas base rates increased on January 1, 2018 in accordance with their respective rate plans.

Weather impact on steam revenues	0.05	14
Operations and maintenance expenses	(0.01)	(2)	Reflects primarily storm-related costs.
Depreciation, property taxes and other tax matters	(0.09)	(29)	Reflects higher net property taxes of $(0.07) a share and depreciation and amortization expense of $(0.04) a share, offset by a New York State sales and use tax refund of $0.02 a share.
Other	(0.02)	—	Includes the dilutive effect of Con Edison's stock issuances.
Total CECONY	0.15	50
Orange and Rockland Utilities, Inc. (O&R) (a)
Changes in rate plans	0.02	7	Reflects higher gas net base revenues. Gas base rates increased on November 1, 2017 in accordance with the rate plan.
Operations and maintenance expenses	(0.02)	(7)	Reflects storm-related costs.
Other	(0.01)	(3)	Includes the dilutive effect of Con Edison's stock issuances.
Total O&R	(0.01)	(3)
Clean Energy Businesses
Operating revenues less energy costs	0.19	59	Reflects revenues from engineering, procurement and construction services and higher revenues from renewable electric production projects.
Operations and maintenance expenses	(0.20)	(62)	Reflects primarily engineering, procurement and construction costs.
Other	0.01	2	Includes the dilutive effect of Con Edison's stock issuances.
Total Clean Energy Businesses	—	(1)
Con Edison Transmission, Inc.	—	4	Reflects income from equity investments and the dilutive effect of Con Edison's stock issuances.
Other, including parent company expenses	(0.03)	(10)	Reflects lower state income tax benefits and the dilutive effect of Con Edison's stock issuances.
Total Reported (GAAP basis)	$0.11	$40

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

The Companies’ other operations and maintenance expenses for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2018	2017
CECONY
Operations	$393	$384
Pensions and other postretirement benefits	18	17
Health care and other benefits	39	38
Regulatory fees and assessments (a)	109	111
Other	71	78
Total CECONY	630	628
O&R	81	71
Clean Energy Businesses	124	39
Con Edison Transmission	2	3
Other (b)	(1)	(2)
Total other operations and maintenance expenses	$836	$739

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three months ended March 31, 2018 and 2017 follows. For additional business segment financial information, see Note J to the First Quarter Financial Statements.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
The Companies’ results of operations in 2018 compared with 2017 were:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$28	1.0%	$8	3.4%	$97	71.3%	$1	—%	$2	Large	$136	4.2%
Purchased power	(45)	(12.9)	8	19.0	2	Large	—	—	3	Large	(32)	(8.3)
Fuel	24	24.0	—	—	—	—	—	—	—	—	24	24.0
Gas purchased for resale	43	18.7	1	3.6	13	20.6	—	—	—	—	57	17.8
Other operations and maintenance	2	0.3	10	14.1	85	Large	(1)	(33.3)	1	50.0%	97	13.1
Depreciation and amortization	16	5.4	2	11.8	2	11.8	—	—	(1)	Large	19	5.8
Taxes, other than income taxes	24	4.7	1	4.5	1	25.0	—	—	2	Large	28	5.2
Operating income	(36)	(4.9)	(14)	(24.1)	(6)	(40.0)	2	66.7	(3)	Large	(57)	(7.0)
Other income less deductions	—	—	—	—	1	Large	1	5.3	(1)	—	1	6.3
Net interest expense	13	8.5	—	—	1	8.3	—	—	—	—	14	7.7
Income before income tax expense	(49)	(8.8)	(14)	(31.8)	(6)	Large	3	25.0	(4)	Large	(70)	(11.4)
Income tax expense	(99)	(45.4)	(11)	(61.1)	(5)	Large	(1)	(20.0)	6	54.5%	(110)	(48.5)
Net income	$50	14.7%	$(3)	(11.5)%	$(1)	(14.3)%	$4	57.1%	$(10)	Large	$40	10.3%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended March 31, 2018				For the Three Months Ended March 31, 2017
(Millions of Dollars)	Electric	Gas	Steam	2018 Total	Electric	Gas	Steam	2017 Total	2018-2017 Variation
Operating revenues	$1,729	$841	$314	$2,884	$1,793	$765	$298	$2,856	$28
Purchased power	289	—	14	303	334	—	14	348	(45)
Fuel	58	—	66	124	42	—	58	100	24
Gas purchased for resale	—	273	—	273	—	230	—	230	43
Other operations and maintenance	479	108	43	630	469	113	46	628	2
Depreciation and amortization	240	49	21	310	229	44	21	294	16
Taxes, other than income taxes	409	90	40	539	399	80	36	515	24
Operating income	$254	$321	$130	$705	$320	$298	$123	$741	$(36)

Electric
CECONY’s results of electric operations for the three months ended March 31, 2018 compared with the 2017 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2018	March 31, 2017	Variation
Operating revenues	$1,729	$1,793	$(64)
Purchased power	289	334	(45)
Fuel	58	42	16
Other operations and maintenance	479	469	10
Depreciation and amortization	240	229	11
Taxes, other than income taxes	409	399	10
Electric operating income	$254	$320	$(66)

CECONY’s electric sales and deliveries for the three months ended March 31, 2018 compared with the 2017 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2018	March 31, 2017	Variation	Percent Variation		March 31, 2018	March 31, 2017	Variation	Percent Variation
Residential/Religious (b)	2,410	2,278	132	5.8%		$623	$574	$49	8.5%
Commercial/Industrial	2,415	2,305	110	4.8		453	430	23	5.3
Retail choice customers	6,276	6,304	(28)	(0.4)		557	632	(75)	(11.9)
NYPA, Municipal Agency and other sales	2,585	2,512	73	2.9		131	130	1	0.8
Other operating revenues (c)	—	—	—	—		(35)	27	(62)	Large
Total	13,686	13,399	287	2.1%	(d)	$1,729	$1,793	$(64)	(3.6)%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.7 percent in the three months ended March 31, 2018 compared with the 2017 period.

Operating revenues decreased $64 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the First Quarter Financial Statements) ($75 million) and lower purchased power expenses ($45 million), offset in part by higher revenues from the electric rate plan ($47 million) and fuel expenses ($16 million).

Purchased power expenses decreased $45 million in the three months ended March 31, 2018 compared with the 2017 period due to lower unit costs ($58 million), offset by higher purchased volumes ($13 million).

Fuel expenses increased $16 million in the three months ended March 31, 2018 compared with the 2017 period due to higher unit costs ($19 million), offset by lower purchased volumes from the company's electric generating facilities ($3 million).

Other operations and maintenance expenses increased $10 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to storm-related costs ($11 million) and higher cost optimization program expenses ($9 million), offset in part by lower stock based compensation ($12 million).

Depreciation and amortization increased $11 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $10 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to higher property taxes ($32 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017-2018 ($14 million), sales and use tax refund ($6 million), and lower state and local taxes ($2 million).

Gas
CECONY’s results of gas operations for the three months ended March 31, 2018 compared with the 2017 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2018	March 31, 2017	Variation
Operating revenues	$841	$765	$76
Gas purchased for resale	273	230	43
Other operations and maintenance	108	113	(5)
Depreciation and amortization	49	44	5
Taxes, other than income taxes	90	80	10
Gas operating income	$321	$298	$23

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2018 compared with the 2017 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2018	March 31, 2017	Variation	Percent Variation		March 31, 2018	March 31, 2017	Variation	Percent Variation
Residential	27,227	24,607	2,620	10.6%		$390	$337	$53	15.7%
General	14,513	12,803	1,710	13.4		154	133	21	15.8
Firm transportation	34,791	30,415	4,376	14.4		260	222	38	17.1
Total firm sales and transportation	76,531	67,825	8,706	12.8	(b)	804	692	112	16.2
Interruptible sales (c)	1,492	2,308	(816)	(35.4)		12	13	(1)	(7.7)
NYPA	4,813	9,592	(4,779)	(49.8)		1	1	—	—
Generation plants	12,404	10,445	1,959	18.8		6	5	1	20.0
Other	6,016	8,196	(2,180)	(26.6)		9	11	(2)	(18.2)
Other operating revenues (d)	—	—	—	—		9	43	(34)	(79.1)
Total	101,256	98,366	2,890	2.9%		$841	$765	$76	9.9%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 4.6 percent in the three months ended March 31, 2018 compared with the 2017 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 2,526 thousands and 1,097 thousands of Dt for the 2018 and 2017 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues increased $76 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to higher revenues from the gas rate plan and growth in the number of customers ($49 million) and higher gas purchased for resale expense ($43 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the First Quarter Financial Statements) ($20 million).

Gas purchased for resale increased $43 million in the three months ended March 31, 2018 compared with the 2017 period due to higher purchased volumes ($23 million) and unit costs ($20 million).

Other operations and maintenance expenses decreased $5 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to lower costs for pension and other postretirement benefits ($3 million) and maintenance of gas mains ($2 million).

Depreciation and amortization increased $5 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $10 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to higher property taxes ($10 million) and state and local taxes ($2 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017-2018 ($2 million) and sales and use tax refund ($1 million).

Steam
CECONY’s results of steam operations for the three months ended March 31, 2018 compared with the 2017 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2018	March 31, 2017	Variation
Operating revenues	$314	$298	$16
Purchased power	14	14	—
Fuel	66	58	8
Other operations and maintenance	43	46	(3)
Depreciation and amortization	21	21	—
Taxes, other than income taxes	40	36	4
Steam operating income	$130	$123	$7

CECONY’s steam sales and deliveries for the three months ended March 31, 2018 compared with the 2017 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2018	March 31, 2017	Variation	Percent Variation		March 31, 2018	March 31, 2017	Variation	Percent Variation
General	338	293	45	15.4%		$16	$14	$2	14.3%
Apartment house	2,712	2,469	243	9.8		84	77	7	9.1
Annual power	5,947	5,298	649	12.2		216	197	19	9.6
Other operating revenues (a)	—	—	—	—		(2)	10	(12)	Large
Total	8,997	8,060	937	11.6%	(b)	$314	$298	$16	5.4%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries are relatively the same for the three months ended March 31, 2018 compared with the 2017 period.

Operating revenues increased $16 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to the weather impact on revenues ($19 million) and higher fuel expenses ($8 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the First Quarter Financial Statements) ($5 million) and lower revenues from the steam rate plan ($3 million).

Fuel expenses increased $8 million in the three months ended March 31, 2018 compared with the 2017 period due to higher unit costs ($5 million) and purchased volumes from the company's steam generating facilities ($3 million).

Other operations and maintenance expenses decreased $3 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to lower costs for pension and other postretirement benefits ($1 million) and stock based compensation ($1 million).

Taxes, other than income taxes increased $4 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to higher property taxes.

Net Interest Expense
Net interest expense increased $13 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to higher long-term debt balances in the 2018 period.

Income Tax Expense
Income taxes decreased $99 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to lower income before income tax expense ($10 million), a decrease in the corporate federal income tax rate due to TCJA ($78 million), higher research and development tax credits ($1 million) and an increase in the amortization of excess deferred federal income taxes due to TCJA ($14 million). CECONY deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the First Quarter Financial Statements.

O&R

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
(Millions of Dollars)	Electric	Gas	2018 Total	Electric	Gas	2017 Total	2018-2017 Variation
Operating revenues	$149	$97	$246	$141	$97	$238	$8
Purchased power	50	—	50	42	—	42	8
Gas purchased for resale	—	29	29	—	28	28	1
Other operations and maintenance	63	18	81	55	16	71	10
Depreciation and amortization	14	5	19	12	5	17	2
Taxes, other than income taxes	14	9	23	14	8	22	1
Operating income	$8	$36	$44	$18	$40	$58	$(14)

Electric
O&R’s results of electric operations for the three months ended March 31, 2018 compared with the 2017 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2018	March 31, 2017	Variation
Operating revenues	$149	$141	$8
Purchased power	50	42	8
Other operations and maintenance	63	55	8
Depreciation and amortization	14	12	2
Taxes, other than income taxes	14	14	—
Electric operating income	$8	$18	$(10)

O&R’s electric sales and deliveries for the three months ended March 31, 2018 compared with the 2017 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2018	March 31, 2017	Variation	Percent Variation		March 31, 2018	March 31, 2017	Variation	Percent Variation
Residential/Religious (b)	377	349	28	8.0%		$74	$68	$6	8.8%
Commercial/Industrial	198	191	7	3.7		30	27	3	11.1
Retail choice customers	697	707	(10)	(1.4)		44	43	1	2.3
Public authorities	29	24	5	20.8		3	2	1	50.0
Other operating revenues (c)	—	—	—	—		(2)	1	(3)	Large
Total	1,301	1,271	30	2.4%	(d)	$149	$141	$8	5.7%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 2.1 percent in the three months ended March 31, 2018 compared with the 2017 period.

Operating revenues increased $8 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to higher purchased power expenses.

Purchased power expenses increased $8 million in the three months ended March 31, 2018 compared with the 2017 period due to higher unit costs ($9 million), offset by lower purchased volumes ($1 million).

Other operations and maintenance expenses increased $8 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to higher storm-related costs in 2018 ($4 million), higher uncollectible accounts ($1 million), higher tree trimming ($1 million) and pension ($1 million) costs.

Depreciation and amortization expenses increased $2 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the three months ended March 31, 2018 compared with the 2017 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2018	March 31, 2017	Variation
Operating revenues	$97	$97	$—
Gas purchased for resale	29	28	1
Other operations and maintenance	18	16	2
Depreciation and amortization	5	5	—
Taxes, other than income taxes	9	8	1
Gas operating income	$36	$40	$(4)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2018 compared with the 2017 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2018	March 31, 2017	Variation	Percent Variation		March 31, 2018	March 31, 2017	Variation	Percent Variation
Residential	4,464	3,885	579	14.9%		$58	$49	$9	18.4%
General	962	958	4	0.4		11	10	1	10.0
Firm transportation	4,449	4,188	261	6.2		35	29	6	20.7
Total firm sales and transportation	9,875	9,031	844	9.3	(b)	104	88	16	18.2
Interruptible sales	1,143	1,188	(45)	(3.8)		2	3	(1)	(33.3)
Generation plants	—	—	—	—		—	—	—	—
Other	426	397	29	7.3		—	—	—	—
Other gas revenues	—	—	—	—		(9)	6	(15)	Large
Total	11,444	10,616	828	7.8%		$97	$97	$—	—%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.4 percent in the three months ended March 31, 2018 compared with the 2017 period.

Gas purchased for resale increased $1 million in the three months ended March 31, 2018 compared with the 2017 period due to higher purchased volumes ($4 million), offset by lower unit costs ($3 million).

Other operations and maintenance expenses increased $2 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to higher pension costs.

Taxes, other than income taxes increased $1 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to property taxes and state and local taxes.

Income Tax Expense
Income taxes decreased $11 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to lower income before income tax expense ($3 million), a decrease in the corporate federal income tax rate due to TCJA ($6 million) and an increase in the amortization of excess deferred federal income taxes due to TCJA ($1 million). O&R deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the First Quarter Financial Statements.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended March 31, 2018 compared with the 2017 period is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2018	March 31, 2017	Variation
Operating revenues	$233	$136	$97
Purchased power	—	(2)	2
Gas purchased for resale	76	63	13
Other operations and maintenance	124	39	85
Depreciation and amortization	19	17	2
Taxes, other than income taxes	5	4	1
Operating income	$9	$15	$(6)

Operating revenues increased $97 million in the three months ended March 31, 2018 compared with the 2017 period, due primarily to higher renewable revenues ($92 million) due primarily to revenues from engineering, procurement and construction services, and an increase in renewable electric production projects in operation. Wholesale revenues increased $13 million due to higher sales volumes. Energy services revenues decreased $4 million. Net mark-to-market values decreased $2 million, of which $3 million in losses are reflected in revenues and $1 million in gains are reflected in purchased power costs.

Purchased power expenses increased $2 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to a refund in 2017 related to electric costs associated with the retail electric supply business sold in September 2016 ($3 million), offset by changes in mark-to-market values ($1 million).

Gas purchased for resale increased $13 million in the three months ended March 31, 2018 compared with the 2017 period due to higher purchased volumes.

Other operations and maintenance expenses increased $85 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to engineering, procurement and construction costs.

Depreciation and amortization increased $2 million in the three months ended March 31, 2018 compared with the 2017 period due to an increase in solar electric production projects in operation during 2018.

Taxes, other than income taxes increased $1 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to gross receipts tax from the sale of the retail electric supply business in September 2016.

Other Income (Deductions)
Other income (deductions) increased $1 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to income from renewable electric production investments.

Net Interest Expense
Net interest expense increased $1 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to increased debt on renewable electric production projects.

Income Tax Expense
Income taxes decreased $5 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to lower income before income tax expense ($1 million), a decrease in the corporate federal income tax rate due to TCJA ($1 million) and a $2 million income tax benefit related to the extension of energy efficiency programs.

Con Edison Transmission
Income Tax Expense
Income taxes decreased $1 million in the three months ended March 31, 2018 compared with the 2017 period due primarily to the decrease in the corporate federal income tax rate due to TCJA ($2 million), partially offset by higher income before income tax expense ($1 million).

Other
For Con Edison, “Other” includes the increase in income tax expense resulting from the absence of a deferred state income tax adjustment recorded in 2017 ($7 million).

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2018 and 2017 are summarized as follows:

	For the Three Months Ended March 31,
	Con Edison			CECONY
(Millions of Dollars)	2018	2017	Variation	2018	2017	Variation
Operating activities	$143	$448	$(305)	$56	$380	$(324)
Investing activities	(909)	(856)	(53)	(808)	(733)	(75)
Financing activities	605	(320)	925	596	(332)	928
Net change for the period	(161)	(728)	567	(156)	(685)	529
Balance at beginning of period	844	830	14	730	704	26
Balance at end of period	$683	$102	$581	$574	$19	$555

Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities reflect primarily their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is affected primarily by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but generally not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, the reduction of the corporate tax rate to 21 percent under the TCJA is expected to result in decreased cash flows from operating activities as and when the rates the Utilities charge their customers are adjusted to reflect the reduction. See “Other Regulatory Matters” in Note B to the First Quarter Financial Statements.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges or credits include depreciation, deferred income tax expense, amortizations of certain regulatory assets and liabilities, and accrued unbilled revenue. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ New York electric and gas rate plans.

Net cash flows from operating activities for the three months ended March 31, 2018 for Con Edison and CECONY were $305 million and $324 million lower, respectively, than in the 2017 period. The change in net cash flows for Con Edison and CECONY reflects primarily cash payments of MTA power reliability costs ($72 million and $72 million, respectively) and Puerto Rico related restoration costs ($77 million and $75 million, respectively), storm restoration costs ($147 million and $106 million, respectively), higher pension and retiree benefit contributions ($55 million and $55 million, respectively) and lower income tax refunds received, net of income taxes paid ($26 million and $40 million, respectively), offset, in part, by cash impact of the Utilities’ estimated net benefits in the 2018 period under the TCJA ($112 million and $100 million, respectively). See “Other Changes in Assets and Liabilities,” below.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $53 million and $75 million higher, respectively, for the three months ended March 31, 2018 compared with the 2017 period. The change for Con Edison reflects primarily higher utility construction expenditures ($76 million), new investments in electric and gas transmission projects ($27 million) and proceeds from sale of assets in 2017 ($23 million), offset in part by a decrease in non-utility construction expenditures ($78 million). The change for CECONY primarily reflects increased utility construction expenditures.

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $925 million and $928 million higher, respectively, in the three months ended March 31, 2018 compared with the 2017 period.

In April 2018, CECONY redeemed at maturity $600 million of 5.85 percent 10-year debentures.

In March 2017, Con Edison issued $400 million aggregate principal amount of 2.00 percent debentures, due 2020, and prepaid the June 2016 $400 million variable rate term loan that was to mature in 2018.

Also, in March 2017, a Con Edison Development subsidiary issued $97 million aggregate principal amount of 4.45 percent senior notes, due 2042, secured by the company’s Upton County Solar renewable electric production project.

Con Edison’s cash flows from financing for three months ended March 31, 2018 and 2017 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $25 million and $24 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at March 31, 2018 and 2017 and the average daily balances for the three months ended March 31, 2018 and 2017 for Con Edison and CECONY were as follows:

	2018		2017
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31,	Daily average	Outstanding at March 31,	Daily average
Con Edison	$1,389	$613	$836	$865
CECONY	$913	$213	$445	$444
Weighted average yield	2.3	1.9	1.1	1.0

Capital Requirements and Resources
For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission (SEC) basis) for the three months ended March 31, 2018 and 2017 and the twelve months ended December 31, 2017 was:

	Ratio of Earnings to Fixed Charges
	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	For the Twelve Months Ended December 31, 2017
Con Edison	3.7	4.3	3.6
CECONY	3.9	4.5	3.7

For each of the Companies, the common equity ratio at March 31, 2018 and December 31, 2017 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2018	December 31, 2017
Con Edison	51.5	51.1
CECONY	51.2	50.8

Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at March 31, 2018, compared with December 31, 2017.

	Con Edison	CECONY
(Millions of Dollars)	2018 vs. 2017 Variation	2018 vs. 2017 Variation
Assets
Other receivables, less allowance for uncollectible accounts	$40	$11
Prepayments	422	417
Regulatory asset - Unrecognized pension and other postretirement costs	(194)	(180)
Regulatory asset - MTA Power Reliability costs	72	72
Regulatory asset - Deferred storm costs	22	—
Other deferred charges and noncurrent assets	51	45
Liabilities
System benefit charge	$63	$59
Pension and retiree benefits	(251)	(241)
Deferred income taxes and unamortized investment tax credits	143	149
Regulatory liability - TCJA net benefits	112	100
Other deferred credits and noncurrent liabilities	(88)	(78)

Prepayments
The increase in prepayments for Con Edison and CECONY reflects primarily CECONY's January 2018 payment of its New York City semi-annual property taxes, offset by three months of amortization, while the December 2017 balance reflects the amortization of the previous semi-annual payment.

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits
The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at March 31, 2018 in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year's amortization of accounting costs. The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2018. See Notes E and F to the First Quarter Financial Statements.

Regulatory Asset for MTA Power Reliability Costs
The increase in the regulatory asset for MTA power reliability deferral reflects costs incurred and deferred as a regulatory asset in the 2018 period. See “Other Regulatory Matters” in Note B to the First Quarter Financial Statements.

Other Receivables and Other Deferred Charges and Noncurrent Assets
The increase in other receivables for Con Edison and CECONY reflects costs related to aid provided by the Utilities in the restoration of power in Puerto Rico in the aftermath of September 2017 hurricanes that have been billed to the appropriate authorities. As of March 31, 2018, Con Edison and CECONY other receivables' balances related to such costs are $39 million and $35 million, respectively. The increase in other deferred charges and noncurrent assets for Con Edison and CECONY reflects such costs that are to be billed. As of March 31, 2018, Con Edison and

CECONY other deferred charges and noncurrent assets' balances related to such costs are $74 million and $72 million, respectively.

Regulatory Liability for TCJA Net Benefits
The changes in the regulatory liability for TCJA net benefits were due to the Utilities’ deferral of estimated net benefits under the TCJA for the three months ended March 31, 2018. See “Other Regulatory Matters” in Note B to the First Quarter Financial Statements.

Regulatory Asset for Deferred Storm Costs and Other Deferred Credits and Noncurrent Liabilities
The changes in the regulatory asset for deferred storm costs and other deferred credits and noncurrent liabilities were due primarily to storm-related costs that were deferred as a regulatory asset or charged against a storm reserve. See “Other Regulatory Matters” in Note B to the First Quarter Financial Statements.

System Benefit Charge
The increase in the liability for the system benefit charge reflects amounts collected by the Utilities from their customers that will be required to be paid to NYSERDA.
Deferred Income Taxes and Unamortized Investment Tax Credits
The increase in deferred income taxes and unamortized investment tax credits reflects primarily accelerated tax depreciation and the prepayment of New York City property taxes.

Off-Balance Sheet Arrangements
None of the Companies’ transactions, agreements or other contractual arrangements meet the SEC definition of off-balance sheet arrangements.

Regulatory Matters
For information about the Utilities’ regulatory matters, see Note B to the First Quarter Financial Statements.

Environmental Matters
In 2016, CECONY and another utility responded to a reported dielectric fluid leak at a New Jersey marina on the Hudson River associated with one or two underwater transmission lines, the New Jersey portion of which is owned and operated by the other utility and the New York portion of which is owned and operated by CECONY. In 2017, a dielectric fluid leak was found on one of the underwater transmission lines and repaired.  Monitoring is being conducted to evaluate whether any further action is necessary. In 2017, the other utility sued the marina owner, whose pier had collapsed on the transmission lines, seeking, among other things, recovery of its response and repair costs. In February 2018, the marina owner filed claims against both the other utility and Con Edison seeking recovery of its alleged costs associated with this matter (including an interim demand for approximately $18.4 million). In April 2018, the other utility responded to the marina owner’s counterclaims and filed cross-claims against CECONY. CECONY expects that, consistent with the cost allocation provisions of its prior arrangements with the other utility for the transmission lines, that the response and repair costs incurred by CECONY, the other utility and the U.S. Coast Guard (approximately $48 million at March 31, 2018), net of any recovery from the marina owner, will be shared by CECONY and the other utility.

For additional information about the Companies’ environmental matters, see Note G to the First Quarter Financial Statements.

Con Edison Development
The following table provides information about the projects the company has in operation and/or in construction at March 31, 2018:

Project Name	Production Technology	Generating Capacity (a) (MW AC)	Purchased Power Agreement (PPA) Term (In Years) (b)	Actual/Expected In-Service Date (c)	Location (State)
Wholly owned projects
Pilesgrove	Solar	18	(d)	2011	New Jersey
Flemington Solar	Solar	8	(d)	2011	New Jersey
Frenchtown I, II and III	Solar	14	(d)	2011-13	New Jersey
PA Solar	Solar	10	(d)	2012	Pennsylvania
California Solar 2 (e)	Solar	80	20	2014-16	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	6	25	2015	Texas
Texas Solar 5 (e)	Solar	95	25	2015	Texas
Campbell County Wind	Wind	95	30	2015	South Dakota
Texas Solar 7 (e)	Solar	106	25	2016	Texas
California Solar 3 (e)	Solar	110	20	2016	California
Adams Wind (e)	Wind	23	7	2016	Minnesota
Valley View (e)	Wind	10	14	2016	Minnesota
Coram (e)	Wind	102	16	2016	California
Upton County Solar (e)	Solar	158	25	2017	Texas
Panoche Valley (partial)	Solar	62	20	2017	California
Big Timber	Wind	25	25	2018	Montana
Projects of less than 5 MW	Solar / Wind	30	Various	Various	Various
Jointly owned projects (e) (f)
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2	Solar	75	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	38	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW (AC) in Operation		1,383
Panoche Valley (partial)	Solar	78	20	2018	California
Wistaria Solar	Solar	100	20	2018	California
Total MW (AC) in Construction		178
Total MW (AC), All Projects		1,561
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

Con Edison Development's renewable electric production volumes generated for the three months ended March 31, 2018 compared with the 2017 period were:

	Millions of kWh Generated
	For the Three Months Ended
Description	March 31, 2018	March 31, 2017	Variation	Percent Variation
Renewable electric production projects
Solar	531	399	132	33.1%
Wind	234	238	(4)	(1.7)%
Total	765	637	128	20.1%

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at March 31, 2018, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $6 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note K to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2018, a 10 percent decline in market prices would result in a decline in fair value of $63 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $56 million is for CECONY and $7 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	March 31, 2018	December 31, 2017
(Millions of Dollars)
Average for the period	$—	$—
High	—	1
Low	—	—

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

The Companies’ current investment policy for pension plan assets includes investment targets of 53 to 63 percent equities and 35 to 49 percent fixed income and other securities. At March 31, 2018, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.

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

Material Contingencies
For information concerning potential liabilities arising from the Companies’ material contingencies, see "Other Regulatory Matters" in Note B and Notes G and H to the First Quarter Financial Statements.

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

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits
Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2018 and 2017, and the 12-month period ended December 31, 2017.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 10.2	The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, as amended and restated effective as of January 1, 2018.
Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2018 and 2017, and the 12-month period ended December 31, 2017.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: May 3, 2018	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer