Form 10-Q
period 2018-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2018-08-02
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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

As of July 31, 2018, Con Edison had outstanding 311,102,989 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	changes to tax laws could adversely affect the Companies;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars/Except Share Data)	2018	2017	2018	2017
OPERATING REVENUES
Electric	$1,951	$1,965	$3,828	$3,899
Gas	489	435	1,428	1,297
Steam	96	88	410	385
Non-utility	160	145	394	280
TOTAL OPERATING REVENUES	2,696	2,633	6,060	5,861
OPERATING EXPENSES
Purchased power	388	408	742	793
Fuel	38	38	162	139
Gas purchased for resale	194	149	572	470
Other operations and maintenance	756	732	1,592	1,471
Depreciation and amortization	354	332	702	662
Taxes, other than income taxes	540	511	1,110	1,052
TOTAL OPERATING EXPENSES	2,270	2,170	4,880	4,587
Gain on sale of retail electric supply business and solar electric production project	—	1	—	1
OPERATING INCOME	426	464	1,180	1,275
OTHER INCOME (DEDUCTIONS)
Investment income	36	34	57	53
Other income	6	3	11	9
Allowance for equity funds used during construction	3	2	7	5
Other deductions	(48)	(46)	(92)	(89)
TOTAL OTHER INCOME (DEDUCTIONS)	(3)	(7)	(17)	(22)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	423	457	1,163	1,253
INTEREST EXPENSE
Interest on long-term debt	190	179	380	356
Other interest	9	3	16	7
Allowance for borrowed funds used during construction	(2)	(2)	(5)	(3)
NET INTEREST EXPENSE	197	180	391	360
INCOME BEFORE INCOME TAX EXPENSE	226	277	772	893
INCOME TAX EXPENSE	38	102	156	330
NET INCOME	$188	$175	$616	$563
Net income per common share—basic	$0.60	$0.57	$1.98	$1.84
Net income per common share—diluted	$0.60	$0.57	$1.98	$1.84
DIVIDENDS DECLARED PER COMMON SHARE	$0.72	$0.69	$1.43	$1.38
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	310.8	305.4	310.6	305.3
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	311.9	306.8	311.7	306.7
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2018	2017	2018	2017
NET INCOME	$188	$175	$616	$563
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	2	1	6	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	2	1	6	—
COMPREHENSIVE INCOME	$190	$176	$622	$563
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2018	2017
OPERATING ACTIVITIES
Net income	$616	$563
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	702	662
Deferred income taxes	155	359
Rate case amortization and accruals	(56)	(62)
Common equity component of allowance for funds used during construction	(7)	(5)
Net derivative gains	2	2
Unbilled revenue and net unbilled revenue deferrals	113	18
Gain on sale of solar electric production project	—	(1)
Other non-cash items, net	(55)	(61)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	5	128
Materials and supplies, including fuel oil and gas in storage	16	(18)
Other receivables and other current assets	(68)	12
Taxes receivable	49	29
Prepayments	(36)	(36)
Accounts payable	(61)	(94)
Pensions and retiree benefits obligations, net	171	213
Pensions and retiree benefits contributions	(368)	(283)
Accrued taxes	(63)	(22)
Accrued interest	(4)	(18)
Superfund and environmental remediation costs, net	(6)	(6)
Distributions from equity investments	54	52
System benefit charge	94	132
Deferred charges, noncurrent assets and other regulatory assets	(233)	(45)
Deferred credits and other regulatory liabilities	244	(17)
Other current and noncurrent liabilities	(224)	72
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,040	1,574
INVESTING ACTIVITIES
Utility construction expenditures	(1,602)	(1,425)
Cost of removal less salvage	(121)	(122)
Non-utility construction expenditures	(109)	(225)
Investments in electric and gas transmission projects	(51)	(16)
Investments in/acquisitions of renewable electric production projects	—	(1)
Proceeds from sale of assets	—	34
Other investing activities	17	24
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,866)	(1,731)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	292	(18)
Issuance of long-term debt	1,640	997
Retirement of long-term debt	(619)	(426)
Debt issuance costs	(16)	(11)
Common stock dividends	(420)	(398)
Issuance of common shares for stock plans	26	25
NET CASH FLOWS FROM FINANCING ACTIVITIES	903	169
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	77	12
BALANCE AT BEGINNING OF PERIOD	844	830
BALANCE AT END OF PERIOD	$921	$842
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$389	$372
Income taxes	$(2)	$(35)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$333	$308
Issuance of common shares for dividend reinvestment	$24	$23
Software licenses acquired but unpaid as of end of period	$94	—
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$866	$797
Accounts receivable – customers, less allowance for uncollectible accounts of $64 and $63 in 2018 and 2017, respectively	1,097	1,103
Other receivables, less allowance for uncollectible accounts of $7 and $8 in 2018 and 2017, respectively	264	160
Taxes receivable	27	76
Accrued unbilled revenue	382	598
Fuel oil, gas in storage, materials and supplies, at average cost	318	334
Prepayments	214	178
Regulatory assets	90	67
Restricted cash	55	47
Other current assets	123	177
TOTAL CURRENT ASSETS	3,436	3,537
INVESTMENTS	2,057	2,001
UTILITY PLANT, AT ORIGINAL COST
Electric	29,702	28,994
Gas	8,690	8,256
Steam	2,496	2,473
General	3,167	3,008
TOTAL	44,055	42,731
Less: Accumulated depreciation	9,385	9,063
Net	34,670	33,668
Construction work in progress	1,714	1,605
NET UTILITY PLANT	36,384	35,273
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $233 and $201 in 2018 and 2017, respectively	1,791	1,776
Construction work in progress	592	551
NET PLANT	38,767	37,600
OTHER NONCURRENT ASSETS
Goodwill	428	428
Intangible assets, less accumulated amortization of $19 and $15 in 2018 and 2017, respectively	127	131
Regulatory assets	4,097	4,266
Other deferred charges and noncurrent assets	152	148
TOTAL OTHER NONCURRENT ASSETS	4,804	4,973
TOTAL ASSETS	$49,064	$48,111
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,815	$1,298
Notes payable	869	577
Accounts payable	1,130	1,286
Customer deposits	349	346
Accrued taxes	45	108
Accrued interest	139	143
Accrued wages	108	105
Fair value of derivative liabilities	40	17
Regulatory liabilities	60	101
System benefit charge	629	535
Other current liabilities	272	386
TOTAL CURRENT LIABILITIES	5,456	4,902
NONCURRENT LIABILITIES
Provision for injuries and damages	159	153
Pensions and retiree benefits	959	1,443
Superfund and other environmental costs	728	737
Asset retirement obligations	320	314
Fair value of derivative liabilities	28	38
Deferred income taxes and unamortized investment tax credits	5,710	5,495
Regulatory liabilities	4,551	4,577
Other deferred credits and noncurrent liabilities	273	296
TOTAL NONCURRENT LIABILITIES	12,728	13,053
LONG-TERM DEBT	15,225	14,731
EQUITY
Common shareholders’ equity	15,648	15,418
Noncontrolling interest	7	7
TOTAL EQUITY (See Statement of Equity)	15,655	15,425
TOTAL LIABILITIES AND EQUITY	$49,064	$48,111
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	310	$34	$6,298	$10,235	23	$(1,038)	$(85)	$(26)	$7	$15,425
Net income				616						616
Common stock dividends				(444)						(444)
Issuance of common shares for stock plans	1		52							52
Other comprehensive income								6		6
BALANCE AS OF JUNE 30, 2018	311	$34	$6,350	$10,407	23	$(1,038)	$(85)	$(20)	$7	$15,655
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2018	2017	2018	2017
OPERATING REVENUES
Electric	$1,807	$1,817	$3,536	$3,610
Gas	435	388	1,276	1,153
Steam	96	88	410	386
TOTAL OPERATING REVENUES	2,338	2,293	5,222	5,149
OPERATING EXPENSES
Purchased power	343	363	645	710
Fuel	38	38	162	139
Gas purchased for resale	118	84	391	314
Other operations and maintenance	629	602	1,260	1,229
Depreciation and amortization	316	296	626	591
Taxes, other than income taxes	512	487	1,051	1,003
TOTAL OPERATING EXPENSES	1,956	1,870	4,135	3,986
OPERATING INCOME	382	423	1,087	1,163
OTHER INCOME (DEDUCTIONS)
Investment and other income	4	3	8	7
Allowance for equity funds used during construction	3	2	6	5
Other deductions	(42)	(40)	(81)	(78)
TOTAL OTHER INCOME (DEDUCTIONS)	(35)	(35)	(67)	(66)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	347	388	1,020	1,097
INTEREST EXPENSE
Interest on long-term debt	162	151	324	301
Other interest	7	4	12	8
Allowance for borrowed funds used during construction	(2)	(1)	(4)	(3)
NET INTEREST EXPENSE	167	154	332	306
INCOME BEFORE INCOME TAX EXPENSE	180	234	688	791
INCOME TAX EXPENSE	31	91	150	309
NET INCOME	$149	$143	$538	$482
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2018	2017	2018	2017
NET INCOME	$149	$143	$538	$482
OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	—	1	—
COMPREHENSIVE INCOME	$150	$143	$539	$482
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2018	2017
OPERATING ACTIVITIES
Net income	$538	$482
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	626	591
Deferred income taxes	149	326
Rate case amortization and accruals	(65)	(72)
Common equity component of allowance for funds used during construction	(6)	(5)
Unbilled revenue and net unbilled revenue deferrals	36	18
Other non-cash items, net	(13)	(36)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	14	125
Materials and supplies, including fuel oil and gas in storage	10	(4)
Other receivables and other current assets	(74)	56
Accounts receivable from affiliated companies	(149)	17
Prepayments	(17)	(20)
Accounts payable	(71)	(60)
Accounts payable to affiliated companies	9	3
Pensions and retiree benefits obligations, net	157	191
Pensions and retiree benefits contributions	(367)	(281)
Superfund and environmental remediation costs, net	(9)	(4)
Accrued taxes	(66)	(17)
Accrued taxes to affiliated companies	(72)	(119)
Accrued interest	(1)	—
System benefit charge	86	120
Deferred charges, noncurrent assets and other regulatory assets	(164)	(72)
Deferred credits and other regulatory liabilities	229	11
Other current and noncurrent liabilities	(125)	(16)
NET CASH FLOWS FROM OPERATING ACTIVITIES	655	1,234
INVESTING ACTIVITIES
Utility construction expenditures	(1,509)	(1,341)
Cost of removal less salvage	(118)	(119)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,627)	(1,460)
FINANCING ACTIVITIES
Net issuance of short-term debt	400	150
Issuance of long-term debt	1,640	500
Retirement of long-term debt	(600)	—
Debt issuance costs	(16)	(6)
Capital contribution by parent	70	45
Dividend to parent	(423)	(398)
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,071	291
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	99	65
BALANCE AT BEGINNING OF PERIOD	730	704
BALANCE AT END OF PERIOD	$829	$769
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$324	$296
Income taxes	$227	$86
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$284	$234
Software licenses acquired but unpaid as of end of period	$89	—
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$829	$730
Accounts receivable – customers, less allowance for uncollectible accounts of $59 and $58 in 2018 and 2017, respectively	994	1,009
Other receivables, less allowance for uncollectible accounts of $6 and $7 in 2018 and 2017, respectively	166	92
Taxes receivable	—	19
Accrued unbilled revenue	315	454
Accounts receivable from affiliated companies	213	64
Fuel oil, gas in storage, materials and supplies, at average cost	277	287
Prepayments	125	108
Regulatory assets	85	62
Other current assets	85	84
TOTAL CURRENT ASSETS	3,089	2,909
INVESTMENTS	406	383
UTILITY PLANT, AT ORIGINAL COST
Electric	27,960	27,299
Gas	7,909	7,499
Steam	2,496	2,473
General	2,896	2,753
TOTAL	41,261	40,024
Less: Accumulated depreciation	8,622	8,321
Net	32,639	31,703
Construction work in progress	1,622	1,502
NET UTILITY PLANT	34,261	33,205
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2018 and 2017	4	4
NET PLANT	34,265	33,209
OTHER NONCURRENT ASSETS
Regulatory assets	3,694	3,863
Other deferred charges and noncurrent assets	71	87
TOTAL OTHER NONCURRENT ASSETS	3,765	3,950
TOTAL ASSETS	$41,525	$40,451
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,711	$1,200
Notes payable	550	150
Accounts payable	922	1,057
Accounts payable to affiliated companies	19	10
Customer deposits	337	334
Accrued taxes	36	102
Accrued taxes to affiliated companies	—	72
Accrued interest	112	113
Accrued wages	97	95
Fair value of derivative liabilities	28	12
Regulatory liabilities	40	65
System benefit charge	569	483
Other current liabilities	215	245
TOTAL CURRENT LIABILITIES	4,636	3,938
NONCURRENT LIABILITIES
Provision for injuries and damages	153	147
Pensions and retiree benefits	665	1,140
Superfund and other environmental costs	631	637
Asset retirement obligations	293	287
Fair value of derivative liabilities	23	31
Deferred income taxes and unamortized investment tax credits	5,513	5,306
Regulatory liabilities	4,179	4,219
Other deferred credits and noncurrent liabilities	225	242
TOTAL NONCURRENT LIABILITIES	11,682	12,009
LONG-TERM DEBT	12,582	12,065
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	12,625	12,439
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$41,525	$40,451
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	235	$589	$4,649	$8,231	$(962)	$(62)	$(6)	$12,439
Net income				538				538
Common stock dividend to parent				(423)				(423)
Capital contribution by parent			70					70
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2018	235	$589	$4,719	$8,346	$(962)	$(62)	$(5)	$12,625
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2017 and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Note A – Summary of Significant Accounting Policies
Revenues
Adoption of New Standard
On January 1, 2018, the Companies adopted Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts that were not completed. No charge to retained earnings for cumulative impact was required as a result of the Companies’ adoption of Topic 606.

Revenue Recognition
The following table presents, for the three and six months ended June 30, 2018, revenue from contracts with customers as defined in Topic 606, as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended June 30, 2018				For the Six Months Ended June 30, 2018
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$1,771		$36	$1,807	$3,474		$62	$3,536
Gas	428		7	435	1,252		24	1,276
Steam	93		3	96	404		6	410
Total CECONY	$2,292		$46	$2,338	$5,130		$92	$5,222
O&R
Electric	146		(2)	144	293		—	293
Gas	47		7	54	148		4	152
Total O&R	$193		$5	$198	$441		$4	$445
Clean Energy Businesses
Renewables	73	(b)	—	73	205	(b)	—	205
Energy services	23		—	23	41		—	41
Other	—		62	62	—		145	145
Total Clean Energy Businesses	$96		$62	$158	$246		$145	$391
Con Edison Transmission	1		—	1	2		—	2
Other (c)	—		1	1	—		—	—
Total Con Edison	$2,582		$114	$2,696	$5,819		$241	$6,060
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the total for Renewables revenue at the Clean Energy Businesses is $9 million and $97 million for the three and six months ended June 30, 2018, respectively, of revenue related to engineering, procurement and construction services.

(c)	Parent company and consolidation adjustments.

The Utilities recognize revenues for tariff-based sales as they deliver electricity, gas and steam energy to their customers. The amount of revenues recognized reflects the consideration the Utilities expect to receive in exchange for delivering the energy. The transaction price for full-service customers includes the Utilities’ energy cost and for all customers includes delivery charges determined based on customer class and in accordance with established tariffs and guidelines of the New York State Public Service Commission (NYSPSC) or the New Jersey Board of Public Utilities (NJBPU), as applicable. Accordingly, there is no unsatisfied performance obligation associated with these customers. The transaction price is allocated to the Utilities’ revenue generating activities through the customer billing process. Because energy is delivered over time, the Utilities use output methods that recognize revenue based on direct measurement of the value transferred, such as units delivered, which provides an accurate measure of value for the energy delivered. The Utilities accrue revenues at the end of each month for estimated energy delivered but not yet billed to customers. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the NYSPSC to be retained by the Utilities, for refund to firm gas sales and transportation customers.

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

(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1, 2018	$58	$87
Additions (c)	73	31
Subtractions (c)	88	105	(d)
Ending balance as of June 30, 2018	$43	$13

(a)
Unbilled contract revenue represents accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as revenue, but have not yet been billed to customers, and which represent contract assets as defined in Topic 606. Substantially all accrued unbilled contract revenue is expected to be collected within one year. Unbilled contract revenue arises from the cost-to-cost method of revenue recognition. Unbilled contract revenue from fixed-price type contracts is converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed.

(b)	Unearned revenue represents a liability for billings to customers in excess of earned revenue, which are contract liabilities as defined in Topic 606.

(c)
Additions for unbilled contract revenue and subtractions for unearned revenue represent additional revenue earned. Additions for unearned revenue and subtractions for unbilled contract revenue represent billings. Activity also includes appropriate balance sheet classification for the period.

(d)	Of the $105 million in subtractions from unearned revenue, $50 million was included in the balance as of December 31, 2017.

As of June 30, 2018, the aggregate amount of the remaining fixed performance obligations is $109 million, of which $72 million will be recognized within the next two years, and the remaining $37 million will be recognized pursuant to long-term service and maintenance agreements.

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

Utility Plant
At June 30, 2018, utility plant of Con Edison and CECONY included $94 million and $89 million, respectively, related to a May 2018 acquisition of software licenses. The software licenses asset is being amortized over a period of 15 years, and the estimated aggregate annual amortization expense for Con Edison and CECONY is $6 million. At June 30, 2018, the accumulated amortization was immaterial.

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

For the three and six months ended June 30, 2018 and 2017, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2018	2017	2018	2017
Net income	$188	$175	$616	$563
Weighted average common shares outstanding – basic	310.8	305.4	310.6	305.3
Add: Incremental shares attributable to effect of potentially dilutive securities	1.1	1.4	1.1	1.4
Adjusted weighted average common shares outstanding – diluted	311.9	306.8	311.7	306.7
Net Income per common share – basic	$0.60	$0.57	$1.98	$1.84
Net Income per common share – diluted	$0.60	$0.57	$1.98	$1.84

The computation of diluted EPS for the three and six months ended June 30, 2018 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and six months ended June 30, 2018 and 2017, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Beginning balance, accumulated OCI, net of taxes (a)	$(22)	$(28)	$(6)	$(7)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2018 and 2017 (a)(b)	2	1	1	—
Current period OCI, net of taxes	2	1	1	—
Ending balance, accumulated OCI, net of taxes	$(20)	$(27)	$(5)	$(7)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Beginning balance, accumulated OCI, net of taxes (a)	$(26)	$(27)	$(6)	$(7)
OCI before reclassifications, net of tax of $(1) and $1 for Con Edison in 2018 and 2017, respectively	3	(2)	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) and $(2) for Con Edison in 2018 and 2017, respectively (a)(b)	3	2	1	—
Current period OCI, net of taxes	6	—	1	—
Ending balance, accumulated OCI, net of taxes	$(20)	$(27)	$(5)	$(7)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.

(b)
For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit cost. See Notes E and F.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
On January 1, 2018, the Companies adopted Accounting Standard Update (ASU) 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which they applied retrospectively for each prior period presented. Pursuant to ASU 2016-18, cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At June 30, 2018 and 2017, cash, temporary cash investments and restricted cash for Con Edison and CECONY are as follows:

	At June 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Cash and temporary cash investments	$866	$816	$829	$767
Restricted cash (a)	55	26	—	2
Total cash, temporary cash investments and restricted cash	$921	$842	$829	$769

(a)
Restricted cash is comprised of funding reserved for CECONY construction expenditures ($2 million at June 30, 2017), RECO transition bond charge collections, net of principal, interest, trustee and service fees ($1 million and $2 million at June 30, 2018 and 2017, respectively) that are restricted until the bond matures in 2019, and the CEBs' cash collateral held for project finance agreements ($54 million and $22 million at June 30, 2018 and 2017, respectively) that are restricted until varying maturity dates. For these projects, such funds are restricted to being used for normal operating expenses and capital expenditures, debt service, and required reserves.

Note B – Regulatory Matters
Rate Plans
O&R New York – Electric
In May 2018, in O&R's electric rate proceeding, the NYSPSC staff recommended a $10.6 million increase in O&R's electric rates (reflecting an authorized return on common equity of 8.6 percent). In June 2018, O&R filed an update to its requested rate increase, changing its request to a $30.4 million increase (reflecting an authorized return on common equity of 9.75 percent).

O&R New York – Gas
In May 2018, in O&R's gas rate proceeding, the NYSPSC staff recommended a $6.7 million decrease in O&R's gas rates (reflecting an authorized return on common equity of 8.6 percent). In June 2018, O&R filed an update to its requested rate increase, changing its request to a $0.5 million decrease (reflecting an authorized return on common equity of 9.75 percent).

Other Regulatory Matters
In August and November 2017, the NYSPSC issued orders in its proceeding investigating an April 21, 2017 Metropolitan Transportation Authority (MTA) subway power outage. The orders indicated that the investigation determined that the outage was caused by a failure of CECONY’s electricity supply to a subway station, which led to a loss of the subway signals, and that one of the secondary services to the MTA facility had been improperly rerouted and was not properly documented by the company. The orders also indicated that the loss of power to the subway station affected multiple subway lines and caused widespread delays across the subway system. Pursuant to the orders, the company is required to take certain actions, including inspecting, repairing and installing certain electrical equipment that serves the subway system, analyzing power supply and power quality events affecting the MTA’s signaling services, and filing monthly reports with the NYSPSC on all of the company's activities related to the subway system. Through June 30, 2018, the company incurred costs related to this matter of $180 million. Included in this amount is $30 million in capital and operating and maintenance costs reflected in the company's electric rate plan and $150 million deferred as a regulatory asset pursuant to the rate plan. The company, which plans to complete the required actions in 2018, expects to incur costs related to this matter during the remainder of 2018 of $84 million. Included in this amount is $2 million in expected capital and operating and maintenance costs reflected in the rate plan and $82 million expected to be deferred as a regulatory asset pursuant to the rate plan.

In December 2017, the NYSPSC issued an order initiating a proceeding to study the potential effects of the federal Tax Cuts and Jobs Act of 2017 (TCJA) on income tax expense and liabilities of New York State utilities and the regulatory treatment to preserve the resulting benefits for customers. Upon enactment of the TCJA in December 2017, CECONY and O&R re-measured their deferred tax assets and liabilities and accrued net regulatory liabilities for future income taxes of $3,513 million and $161 million, respectively. Under the rate normalization requirements continued by the TCJA, the portion of their net regulatory liabilities related to certain accelerated tax depreciation benefits ($2,542 million and $126 million, respectively) is to be amortized over the remaining lives of the related assets. The remainder, or "unprotected portion," ($971 million and $35 million, respectively) will be amortized as determined by the NYSPSC.

In March 2018, the NYSPSC staff recommended that the NYSPSC require most New York State utilities to begin on October 1, 2018 to credit their customers’ bills with the net benefits of the TCJA as measured based on amounts reflected in their rate plans prior to the enactment of the TCJA. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes the utilities collected from their customers that will not need to be paid to the Internal Revenue Service under the TCJA.

In June 2018, CECONY, O&R and other New York State utilities filed comments on the March 2018 NYSPSC staff recommendation. CECONY proposed to defer providing its electric customers with the net benefits of the TCJA allocable to them until its next electric rate proceeding, unless the NYSPSC determines that CECONY's electric customers should be credited sooner with a portion of the net benefits (for example, 20 percent). CECONY also proposed to begin on October 1, 2018 to credit its gas and steam customers’ bills with the net benefits allocable to them. CECONY’s proposals reflect deferral and amortization over a five-year period of the revenue requirement impact of the company’s net reduction in federal income tax expense in 2018 and 2019 due to the TCJA (except that for steam customers the impact after September 30, 2018 would be credited on a current monthly basis) and amortization over the remaining lives of the related assets of CECONY’s net regulatory liability for future income taxes (except that, for electric customers, the unprotected portion of the net regulatory liability would be amortized over a five-year period). In its ongoing rate proceedings (see “Rate Plans,” above), O&R has proposed and the NYSPSC staff has recommended that the company amortize over a five-year period the impact of its net reduction in federal income tax expense in 2018 due to the TCJA and amortize its net regulatory liability for future income taxes over the remaining lives of the related assets.

For the six months ended June 30, 2018, the Utilities deferred as regulatory liabilities estimated net benefits of the TCJA of $217 million, which represented approximately half of their estimated annual net benefits.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R.

In January 2018, the NJBPU issued an order initiating a proceeding to consider the TCJA. In June 2018, the NJBPU made permanent its previously approved $2.9 million interim decrease in Rockland Electric Company's (RECO) electric base rates, effective April 1, 2018, and ordered RECO to pay to its customers in July 2018 its approximately $1 million of net benefits of the TCJA for the three-month period ended March 31, 2018 and to begin in July 2018 to refund to its customers the unprotected portion of its net regulatory liability for future income taxes over a three-year period. Also in March 2018, the Federal Energy Regulatory Commission (FERC) issued an order directing RECO to propose revisions to its transmission revenue requirement to reflect the TCJA. RECO’s net regulatory liability for future income taxes resulting from its re-measurement of its deferred tax asset and liabilities is $28 million (including $16 million subject to the normalization requirements continued by the TCJA).
In March 2018, Winter Storms Riley and Quinn caused damage to the Utilities’ electric distribution systems and interrupted service to approximately 209,000 CECONY customers, 93,000 O&R customers and 44,000 RECO customers. Through June 30, 2018, CECONY's costs related to March 2018 storms, including Riley and Quinn, amounted to $126 million, including operation and maintenance expenses reflected in its electric rate plan ($17 million), operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan ($75 million), capital expenditures ($28 million) and removal costs ($6 million). O&R and RECO had storm-related costs of $48 million and $18 million, respectively, most of which were deferred as regulatory assets pursuant to their electric rate plans. Recovery of CECONY and O&R storm-related costs is subject to review by the NYSPSC, and recovery of RECO storm-related costs is subject to review by the NJBPU. The NYSPSC is investigating the preparation and response to the storms by CECONY, O&R, and other New York electric utilities, including all aspects of their emergency response plans, and may penalize them. In July 2018, the NJBPU adopted NJBPU staff's recommendations to increase requirements for New Jersey utilities, including RECO, relating to pre-storm preparations, restoration of service and communications and outreach. The Companies are unable to estimate the amount or range of their possible loss in connection with the storms.
In May 2018, FERC denied a complaint the NJBPU filed with FERC seeking the re-allocation to CECONY of certain PJM Interconnection LLC (PJM) transmission costs that had been allocated to the company prior to April 2017 when transmission service provided to the company pursuant to the PJM open access transmission tariff terminated. The transmission service terminated because the company did not exercise its option to continue the service following a series of requests PJM had submitted to FERC that substantially increased the charges for the transmission service. CECONY challenged each of these requests. FERC rejected all but one of CECONY’s protests. In June 2015 and May 2016, CECONY filed appeals of certain FERC decisions with the U.S. Court of Appeals. In July 2018, FERC established a settlement proceeding relating to the allocation of PJM transmission costs. Under CECONY’s electric rate plan, unless and until changed by the NYSPSC, the company will recover all charges incurred associated with the transmission service.
In July 2018, the NYSPSC commenced an investigation into the rupture of a CECONY steam main (see Note H).

Regulatory Assets and Liabilities
Regulatory assets and liabilities at June 30, 2018 and December 31, 2017 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Regulatory assets
Unrecognized pension and other postretirement costs	$2,167	$2,526	$2,039	$2,376
Environmental remediation costs	772	793	662	677
Revenue taxes	276	260	264	248
MTA power reliability deferral	150	50	150	50
Pension and other postretirement benefits deferrals	74	79	57	58
Property tax reconciliation	77	51	57	25
Municipal infrastructure support costs	72	56	72	56
Recoverable energy costs	66	60	59	52
Deferred storm costs	82	38	—	—
Deferred derivative losses	36	44	30	37
Unamortized loss on reacquired debt	34	37	32	35
Meadowlands heater odorization project	33	18	33	18
Brooklyn Queens demand management program	30	37	30	37
Preferred stock redemption	24	24	24	24
Indian Point Energy Center program costs	20	29	20	29
Recoverable REV demonstration project expenses	18	19	16	17
Gate station upgrade project	14	13	14	13
Net electric deferrals	8	9	8	9
Workers’ compensation	6	10	6	10
O&R transition bond charges	5	9	—	—
Other	133	104	121	92
Regulatory assets – noncurrent	4,097	4,266	3,694	3,863
Deferred derivative losses	44	40	39	37
Recoverable energy costs	46	27	46	25
Regulatory assets – current	90	67	85	62
Total Regulatory Assets	$4,187	$4,333	$3,779	$3,925
Regulatory liabilities
Future income tax	$2,512	$2,545	$2,359	$2,390
Allowance for cost of removal less salvage	872	846	741	719
TCJA net benefits*	217	—	202	—
Pension and other postretirement benefit deferrals	145	207	122	181
Energy efficiency portfolio standard unencumbered funds	125	127	119	122
Net unbilled revenue deferrals	96	183	96	183
Unrecognized other postretirement costs	78	92	78	92
Property tax reconciliation	76	107	76	107
Settlement of prudence proceeding	51	66	51	66
Property tax refunds	45	44	45	44
Carrying charges on repair allowance and bonus depreciation	29	43	29	42
Earnings sharing - electric, gas and steam	28	29	18	19
New York State income tax rate change	26	36	26	35
Settlement of gas proceedings	24	27	24	27
Variable-rate tax-exempt debt – cost rate reconciliation	16	30	14	26
Base rate change deferrals	15	21	15	21
Net utility plant reconciliations	9	12	5	8
Other	187	162	159	137
Regulatory liabilities – noncurrent	4,551	4,577	4,179	4,219
Refundable energy costs	34	41	16	16
Deferred derivative gains	14	31	12	28
Revenue decoupling mechanism	12	29	12	21
Regulatory liabilities – current	60	101	40	65
Total Regulatory Liabilities	$4,611	$4,678	$4,219	$4,284
* See "Other Regulatory Matters," above.

Note C – Capitalization
In April 2018, CECONY redeemed at maturity $600 million of 5.85 percent 10-year debentures. In May 2018, CECONY issued $300 million of 3.80 percent 10-year debentures and $700 million of 4.50 percent 40-year debentures. In June 2018, the $636 million of CECONY's tax-exempt debt for which the interest rates were to be determined pursuant to periodic auctions was called for redemption on various dates in July and August 2018, and CECONY issued $640 million of floating rate debentures.

The carrying amounts and fair values of long-term debt at June 30, 2018 and December 31, 2017 were:

(Millions of Dollars)	2018		2017
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$17,040	$17,944	$16,029	$18,147
CECONY	$14,293	$15,108	$13,265	$15,163

(a)
Amounts shown are net of unamortized debt expense and unamortized debt discount of $152 million and $133 million for Con Edison and CECONY, respectively, as of June 30, 2018 and $142 million and $121 million for Con Edison and CECONY, respectively, as of December 31, 2017.

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $636 million and $17,308 million of the fair value of long-term debt at June 30, 2018 are classified as Level 1 and Level 2, respectively. For CECONY, $636 million and $14,472 million of the fair value of long-term debt at June 30, 2018 are classified as Level 1 and Level 2, respectively (see Note L).

Note D – Short-Term Borrowing
At June 30, 2018, Con Edison had $869 million of commercial paper outstanding of which $550 million was outstanding under CECONY’s program. The weighted average interest rate at June 30, 2018 was 2.2 percent for both Con Edison and CECONY. At December 31, 2017, Con Edison had $577 million of commercial paper outstanding of which $150 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2017 was 1.8 percent for both Con Edison and CECONY.
At June 30, 2018 and December 31, 2017, no loans were outstanding under the credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of June 30, 2018 and December 31, 2017.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Service cost – including administrative expenses	$72	$66	$68	$61
Interest cost on projected benefit obligation	140	148	131	139
Expected return on plan assets	(258)	(243)	(245)	(229)
Recognition of net actuarial loss	172	149	163	141
Recognition of prior service cost/(credit)	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST	$122	$116	$112	$107
Cost capitalized	(31)	(51)	(29)	(48)
Reconciliation to rate level	(23)	(3)	(25)	(5)
Total expense recognized	$68	$62	$58	$54

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Service cost – including administrative expenses	$145	$132	$136	$123
Interest cost on projected benefit obligation	280	296	263	277
Expected return on plan assets	(516)	(484)	(490)	(459)
Recognition of net actuarial loss	344	297	326	282
Recognition of prior service cost/(credit)	(9)	(9)	(10)	(10)
TOTAL PERIODIC BENEFIT COST	$244	$232	$225	$213
Cost capitalized	(62)	(94)	(59)	(88)
Reconciliation to rate level	(46)	(14)	(50)	(16)
Total expense recognized	$136	$124	$116	$109

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

Expected Contributions
Based on estimates as of June 30, 2018, the Companies expect to make contributions to the pension plans during 2018 of $472 million (of which $433 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first six months of 2018, the Companies contributed $368 million to the pension plans, nearly all of which was contributed by CECONY. CECONY also contributed $17 million to the external trust for its non-qualified supplemental plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit costs for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Service cost	$5	$5	$3	$3
Interest cost on accumulated other postretirement benefit obligation	11	11	9	10
Expected return on plan assets	(18)	(17)	(16)	(15)
Recognition of net actuarial loss/(gain)	2	1	1	(1)
Recognition of prior service cost/(credit)	(2)	(4)	(1)	(3)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$(2)	$(4)	$(4)	$(6)
Cost capitalized	(2)	2	(1)	3
Reconciliation to rate level	2	(1)	2	(1)
Total expense/(credit) recognized	$(2)	$(3)	$(3)	$(4)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Service cost	$10	$10	$7	$7
Interest cost on accumulated other postretirement benefit obligation	21	23	17	19
Expected return on plan assets	(37)	(35)	(31)	(30)
Recognition of net actuarial loss/(gain)	4	1	1	(2)
Recognition of prior service cost/(credit)	(3)	(8)	(1)	(6)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$(5)	$(9)	$(7)	$(12)
Cost capitalized	(4)	4	(3)	5
Reconciliation to rate level	5	(2)	5	(1)
Total expense/(credit) recognized	$(4)	$(7)	$(5)	$(8)

For information about the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” see Note E.

Contributions
Based on estimates as of June 30, 2018, Con Edison and CECONY expect to make a contribution of $6 million (substantially all of which is to be contributed by CECONY) to the other postretirement benefit plans in 2018. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2018 and December 31, 2017 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Accrued Liabilities:
Manufactured gas plant sites	$645	$651	$548	$551
Other Superfund Sites	83	86	83	86
Total	$728	$737	$631	$637
Regulatory assets	$772	$793	$662	$677

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
Environmental remediation costs incurred related to Superfund Sites for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Remediation costs incurred	$6	$7	$5	$4

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Remediation costs incurred	$9	$14	$8	$11

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and six months ended June 30, 2018 and 2017.
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At June 30, 2018, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2018 and December 31, 2017 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$81	$84	$77	$80
Regulatory assets – workers’ compensation	$6	$10	$6	$10

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At June 30, 2018, the company had not accrued a liability for damages related to the incident.

Manhattan Steam Main Rupture
In July 2018, a CECONY steam main located on Fifth Avenue and 21st street in Manhattan ruptured. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of buildings and streets for various periods. The NYSPSC has commenced an investigation. The company has notified its insurers of the incident and believes that the policies currently in force will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages to others in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At June 30, 2018, the company had not accrued a liability related to the incident.

Other Contingencies
See "Other Regulatory Matters" in Note B and “Uncertain Tax Positions” in Note I.
Guarantees
Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $2,012 million and $2,073 million at June 30, 2018 and December 31, 2017, respectively.

A summary, by type and term, of Con Edison’s total guarantees at June 30, 2018 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$744	$404	$—	$1,148
Energy transactions	426	31	204	661
Renewable electric production projects	109	—	24	133
Other	70	—	—	70
Total	$1,349	$435	$228	$2,012
Con Edison Transmission — Con Edison has guaranteed payment by CET Electric of the contributions CET Electric agreed to make to New York Transco LLC (NY Transco). CET Electric acquired a 45.7 percent interest in NY Transco when it was formed in 2014. In May 2016, the transmission owners transferred certain projects to NY Transco, for which CET Electric made its required contributions. NY Transco has proposed other transmission projects in the New York Independent System Operator's competitive bidding process. These other projects are subject to certain authorizations from the NYSPSC, the FERC and, as applicable, other federal, state and local agencies. Guarantee amount shown is for the maximum possible required amount of CET Electric’s contributions for these other projects as calculated based on the assumptions that the projects are completed at 175 percent of their estimated costs and NY Transco does not use any debt financing for the projects. Guarantee term shown is assumed as the selection of the projects and resulting timing of the contributions is not certain. Also included within the table above are guarantees for $125 million from Con Edison on behalf of CET Gas in relation to a proposed gas transmission project in West Virginia and Virginia.
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

Note I – Income Tax
Con Edison’s income tax expense decreased to $38 million for the three months ended June 30, 2018 from $102 million for the three months ended June 30, 2017. CECONY’s income tax expense decreased to $31 million for the three months ended June 30, 2018 from $91 million for the three months ended June 30, 2017. The decrease in income tax expense for both Companies is due primarily to lower income before income tax expense and the lower corporate federal income tax rate of 21 percent in 2018 resulting from the enactment of the TCJA.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended June 30 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2018	2017	2018	2017
STATUTORY TAX RATE
Federal	21%	35%	21%	35%
Changes in computed taxes resulting from:
State income tax	5	3	4	3
Cost of removal	2	3	2	3
Other plant-related items	(1)	(2)	(1)	(2)
Renewable energy credits	(3)	(2)	—	—
Amortization of excess deferred federal income taxes	(7)	—	(8)	—
Other	—	—	(1)	—
Effective tax rate	17%	37%	17%	39%

Con Edison’s income tax expense decreased to $156 million for the six months ended June 30, 2018 from $330 million for the six months ended June 30, 2017. CECONY’s income tax expense decreased to $150 million for the six months ended June 30, 2018 from $309 million for the six months ended June 30, 2017. The decrease in income tax expense for both Companies is due primarily to lower income before income tax expense and the lower corporate federal income tax rate of 21 percent in 2018 resulting from the enactment of the TCJA.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the six months ended June 30 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2018	2017	2018	2017
STATUTORY TAX RATE
Federal	21%	35%	21%	35%
Changes in computed taxes resulting from:
State income tax	5	4	5	4
Cost of removal	1	2	1	2
Other plant-related items	(1)	(1)	(1)	(1)
Change in deferred taxes	—	(1)	—	—
Renewable energy credits	(2)	(1)	—	—
Amortization of excess deferred federal income taxes	(4)	—	(4)	—
Other	—	(1)	—	(1)
Effective tax rate	20%	37%	22%	39%

CECONY and O&R deferred as regulatory liabilities their estimated net benefits under the TCJA for the six months ended June 30, 2018. RECO deferred as a regulatory liability its estimated net benefits under the TCJA for the three months ended March 31, 2018. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes the utilities collected from customers that will not need to be paid to the Internal Revenue Service under the TCJA. See “Other Regulatory Matters” in Note B.

At December 31, 2017, the Companies recorded provisional income tax amounts in its accounting for certain effects of the provisions of the TCJA as allowed under SEC Staff Accounting Bulletin 118 (SAB 118). SAB 118 allowed for a measurement period for companies to finalize the provisional amounts recorded as of December 31, 2017, not to exceed one year. As of June 30, 2018, the Companies have not yet finalized their assessment of the provisional amounts, and there were no adjustments recorded in the second quarter of 2018. The Companies expect to complete their assessment and record any final adjustments to the provisional amounts by the fourth quarter of 2018.

Uncertain Tax Positions
In March 2018, Con Edison received approval of its tax refunds by the Joint Committee on Taxation for tax years 2012 through 2015. The approval effectively settled approximately $3 million in uncertain federal tax positions. Federal tax returns for 2016 remain under examination.

At June 30, 2018, the estimated liability for uncertain tax positions for Con Edison was $10 million ($4 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $5 million ($4 million, net of federal taxes) of various federal and state uncertainties due to the expected completion of ongoing tax examinations and expiration of statute of limitations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is approximately $2 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $10 million ($9 million, net of federal taxes).
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three and six months ended June 30, 2018, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At June 30, 2018 and December 31, 2017, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note J – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2018	2017	2018	2017	2018	2017	2018	2017
CECONY
Electric	$1,807	$1,817	$4	$4	$243	$229	$318	$358
Gas	435	388	2	2	51	45	82	89
Steam	96	88	18	18	22	22	(18)	(24)
Consolidation adjustments	—	—	(24)	(24)	—	—	—	—
Total CECONY	$2,338	$2,293	$—	$—	$316	$296	$382	$423
O&R
Electric	$144	$148	$—	$—	$14	$13	$18	$18
Gas	54	47	—	—	5	4	5	6
Total O&R	$198	$195	$—	$—	$19	$17	$23	$24
Clean Energy Businesses	$158	$146	$—	$—	$19	$18	$24	$18
Con Edison Transmission	1	—	—	—	—	—	(1)	(2)
Other (a)	1	(1)	—	—	—	1	(2)	1
Total Con Edison	$2,696	$2,633	$—	$—	$354	$332	$426	$464

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2018	2017	2018	2017	2018	2017	2018	2017
CECONY
Electric	$3,536	$3,610	$8	$8	$483	$458	$571	$678
Gas	1,276	1,153	4	3	100	90	404	385
Steam	410	386	37	37	43	43	112	100
Consolidation adjustments	—	—	(49)	(48)	—	—	—	—
Total CECONY	$5,222	$5,149	$—	$—	$626	$591	$1,087	$1,163
O&R
Electric	$293	$289	$—	$—	$28	$25	$26	$35
Gas	152	144	—	—	10	10	42	46
Total O&R	$445	$433	$—	$—	$38	$35	$68	$81
Clean Energy Businesses	391	283	—	—	38	36	33	34
Con Edison Transmission	2	—	—	—	—	—	(3)	(5)
Other (a)	—	(4)	—	—	—	—	(5)	2
Total Con Edison	$6,060	$5,861	$—	$—	$702	$662	$1,180	$1,275
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

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at June 30, 2018 and December 31, 2017 were:

(Millions of Dollars)	2018				2017
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$48	$(31)	$17	(b)	$83	$(51)	$32	(b)
Noncurrent	26	(18)	8		10	(4)	6
Total fair value of derivative assets	$74	$(49)	$25		$93	$(55)	$38
Fair value of derivative liabilities
Current	$(69)	$29	$(40)		$(67)	$50	$(17)
Noncurrent	(46)	18	(28)		(43)	5	(38)
Total fair value of derivative liabilities	$(115)	$47	$(68)		$(110)	$55	$(55)
Net fair value derivative assets/(liabilities)	$(41)	$(2)	$(43)	(b)	$(17)	$—	$(17)	(b)
CECONY
Fair value of derivative assets
Current	$26	$(16)	$10	(b)	$39	$(15)	$24	(b)
Noncurrent	20	(15)	5		9	(4)	5
Total fair value of derivative assets	$46	$(31)	$15		$48	$(19)	$29
Fair value of derivative liabilities
Current	$(44)	$16	$(28)		$(26)	$14	$(12)
Noncurrent	(38)	15	(23)		(36)	4	(32)
Total fair value of derivative liabilities	$(82)	$31	$(51)		$(62)	$18	$(44)
Net fair value derivative assets/(liabilities)	$(36)	$—	$(36)	(b)	$(14)	$(1)	$(15)	(b)

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

(b)
At June 30, 2018 and December 31, 2017, margin deposits for Con Edison ($6 million and $12 million, respectively) and CECONY ($6 million and $11 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2018 and 2017:

		For the Three Months Ended June 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2018		2017		2018	2017
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$5		($21)		$6	$(17)
Noncurrent	Deferred derivative gains	7		—		3	—
Total deferred gains/(losses)		$12		$(21)		$9	$(17)
Current	Deferred derivative losses	$44		$22		$42	$20
Current	Recoverable energy costs	(34)		(40)		(34)	(39)
Noncurrent	Deferred derivative losses	59		(9)		56	(8)
Total deferred gains/(losses)		$69		$(27)		$64	$(27)
Net deferred gains/(losses)		$81		$(48)		$73	$(44)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Purchased power expense	$—		$—		$—	$—
	Gas purchased for resale	(1)		(51)		—	—
	Non-utility revenue	(3)	(a)	(8)	(b)	—	—
Total pre-tax gains/(losses) recognized in income		$(4)		$(59)		$—	$—

(a)	For the three months ended June 30, 2018, Con Edison recorded unrealized pre-tax losses in non-utility operating revenue ($3 million).

(b)	For the three months ended June 30, 2017, Con Edison recorded unrealized pre-tax losses in non-utility operating revenue ($7 million).

		For the Six Months Ended June 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2018		2017		2018	2017
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(17)		($22)		$(16)	$(19)
Noncurrent	Deferred derivative gains	5		(3)		3	(3)
Total deferred gains/(losses)		$(12)		$(25)		$(13)	$(22)
Current	Deferred derivative losses	$(4)		$20		$(2)	$21
Current	Recoverable energy costs	(9)		(85)		(8)	(78)
Noncurrent	Deferred derivative losses	8		(29)		7	(28)
Total deferred gains/(losses)		$(5)		$(94)		$(3)	$(85)
Net deferred gains/(losses)		$(17)		$(119)		$(16)	$(107)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Purchased power expense	$—		$—		$—	$—
	Gas purchased for resale	(1)		(114)		—	—
	Non-utility revenue	—	(a)	6	(b)	—	—
Total pre-tax gains/(losses) recognized in income		$(1)		$(108)		$—	$—

(a)	For the six months ended June 30, 2018, Con Edison recorded unrealized pre-tax losses in non-utility operating revenue ($3 million).

(b)	For the six months ended June 30, 2017, Con Edison recorded unrealized pre-tax losses in non-utility operating revenue ($4 million).

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at June 30, 2018:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	35,139,532	8,356	184,203,665	1,680,000
CECONY	32,200,400	3,450	177,250,000	1,680,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

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
At June 30, 2018, Con Edison and CECONY had $102 million and $14 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $40 million with independent system operators, $26 million with investment-grade counterparties, $22 million with non-investment grade/non-rated counterparties and $14 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $7 million with commodity exchange brokers and $7 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at June 30, 2018:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$60		$47
Collateral posted	68		67
Additional collateral (b) (downgrade one level from current ratings)	2		—
Additional collateral (b) (downgrade to below investment grade from current ratings)	29	(c)	15	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $1 million at June 30, 2018. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At June 30, 2018, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $13 million.

Interest Rate Swap
In December 2016, the Clean Energy Businesses acquired Coram Wind which holds an interest rate swap that terminates in June 2024, pursuant to which it pays a fixed-rate of 2.0855 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap was an asset of $1 million as of June 30, 2018 and an immaterial amount as of December 31, 2017 on Con Edison’s consolidated balance sheet.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are summarized below.

	2018					2017
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$4	$41	$12	$(26)	$31	$5	$77	$7	$(39)	$50
Interest rate swap (a)(b)(c)	—	1	—	—	1	—	—	—	—	—
Other (a)(b)(d)	308	116	—	—	424	283	120	—	—	403
Total assets	$312	$158	$12	$(26)	$456	$288	$197	$7	$(39)	$453
Derivative liabilities:
Commodity (a)(b)(c)	$5	$78	$16	$(31)	$68	$8	$93	$6	$(52)	$55
CECONY
Derivative assets:
Commodity (a)(b)(c)	$3	$28	$1	$(11)	$21	$3	$40	$4	$(7)	$40
Other (a)(b)(d)	286	110	—	—	396	260	114	—	—	374
Total assets	$289	$138	$1	$(11)	$417	$263	$154	$4	$(7)	$414
Derivative liabilities:
Commodity (a)(b)(c)	$4	$63	$1	$(17)	$51	$5	$57	$—	$(18)	$44

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $1 million of net commodity derivative liabilities transferred from level 3 to level 2 during the six months ended June 30, 2018 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of December 31, 2017 to less than three years as of June 30, 2018. Con Edison and CECONY had $11 million and $10 million, respectively, of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2017 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2017 to less than three years as of December 31, 2017.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2018 and December 31, 2017, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

	Fair Value of Level 3 at June 30, 2018	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$4	Discounted Cash Flow	Forward energy prices (a)	$17.38-$75.75 per MWh
	(5)	Discounted Cash Flow	Forward capacity prices (a)	$2.05-$10.16 per kW-month
Natural Gas	(4)	Discounted Cash Flow	Forward natural gas prices (a)	$0.33-$9.24 per Dt
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(3.00)-$4.80 per MWh
Total Con Edison—Commodity	$(4)
CECONY – Commodity
Electricity	$(1)	Discounted Cash Flow	Forward capacity prices (a)	$2.05-$9.26 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.51-$3.63 per MWh
Total CECONY—Commodity	$—

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2018 and 2017 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Beginning balance as of April 1,	$3	$3	$2	$1
Included in earnings	(3)	2	1	1
Included in regulatory assets and liabilities	(1)	(11)	(2)	(7)
Settlements	(3)	(4)	(1)	(1)
Transfer out of level 3	—	—	—	—
Ending balance as of June 30,	$(4)	$(10)	$—	$(6)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Beginning balance as of January 1,	$1	$1	$4	$1
Included in earnings	1	1	3	—
Included in regulatory assets and liabilities	(1)	(9)	(5)	(7)
Purchases	—	1	—	1
Settlements	(6)	(4)	(3)	(1)
Transfer out of level 3	1	—	1	—
Ending balance as of June 30,	$(4)	$(10)	$—	$(6)

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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($6 million loss and immaterial) and purchased power costs (immaterial and $1 million loss) on the consolidated income statement for the three months ended June 30, 2018 and 2017, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($4 million loss and immaterial) and purchased power costs (immaterial and $1 million loss) on the consolidated income statement for the six months ended June 30, 2018 and 2017, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at June 30, 2018 and 2017 is included in non-utility revenues ($5 million loss and immaterial) and purchased power costs (immaterial and $2 million loss) on the consolidated income statement for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the change in fair value relating to Level

3 commodity derivative assets and liabilities is included in non-utility revenues ($4 million loss and immaterial) and purchased power costs (immaterial and $2 million loss), respectively, on the consolidated income statement.
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

The following table summarizes the VIEs in which Con Edison Development has entered into as of June 30, 2018:

Project Name (a)	Generating Capacity (b) (MW AC)	Power Purchase Agreement Term (in Years)	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3	128	20	2014	Nevada	$174
Mesquite Solar 1	83	20	2013	Arizona	101
Copper Mountain Solar 2	75	25	2013	Nevada	80
California Solar	55	25	2012	California	57
Broken Bow II	38	25	2014	Nebraska	43
Texas Solar 4	32	25	2014	Texas	19
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
(c) For investments accounted for under the equity method, maximum exposure is equal to the carrying value of the investment on the consolidated balance sheet. For consolidated investments, such as Texas Solar 4, maximum exposure is equal to the net assets of the project on the consolidated balance sheet less any applicable noncontrolling interest ($7 million for Texas Solar 4). Con Edison did not provide any financial or other support during the three and six months ended June 30, 2018 that was not previously contractually required.

Note N – New Financial Accounting Standards
In February 2016, the FASB issued amendments on financial reporting of leasing transactions through Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)." The amendments require lessees to recognize assets and liabilities on the balance sheet and disclose key information about leasing arrangements. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). Lessor accounting is similar to the current model, but updated to align with “Revenue from Contracts with Customers (Topic 606)." For income statement purposes, the pattern of expense recognition will depend on whether transactions are designated as operating leases or finance leases. The amendments are effective, and the Companies plan to adopt the amendments, for reporting periods beginning after December 15, 2018. The amendments must be adopted using a modified retrospective transition and provide for certain practical expedients.

Upon adoption of the amendments, the Companies expect to elect the following practical expedients: (1) for leases commenced prior to adoption date, the following three transition expedients that will allow the Companies to not reassess: (a) whether expired contracts contain leases; (b) the lease classification for expired leases and (c) the initial direct costs for existing leases; (2) if elected for an underlying asset class, an expedient that will allow the Companies to not apply the recognition requirements to short-term leases and an expedient that will allow the Companies to account for lease and associated non-lease components as a single lease component; (3) an expedient that allows the use of hindsight to determine lease term; and (4) an expedient that will allow the Companies to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under the current lease standard. For leases currently classified as operating leases, upon adoption of the amendments, the Companies expect to recognize on their balance sheets right-of-use assets and lease liabilities. The Companies are continuing to evaluate the potential impact of the amendments on the Companies’ results of operations and liquidity.

In August 2017, the FASB issued amendments to the guidance for derivatives and hedging through ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this update provide greater clarification on hedge accounting for risk components, presentation and disclosure of hedging instruments, and overall targeted improvements to simplify hedge accounting. For public entities, the amendments are effective, and the Companies plan to adopt the amendments, for reporting periods beginning after December 15, 2018. The Companies are in the process of evaluating the potential impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

In February 2018, the FASB issued amendments to the guidance for reporting comprehensive income through ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. For public entities, the amendments are effective, and the Companies plan to adopt the amendments, for reporting periods beginning after December 15, 2018. The Companies are in the process of evaluating the potential impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2017 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (File Nos. 1-14514 and 1-1217).

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

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 20,840 MMlb of steam annually to approximately 1,600 customers in parts of Manhattan.

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

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and is proposing to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC, a joint venture that owns, operates and will further develop an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation that operates a gas storage facility in upstate New York. In addition, CET Gas owns interests in two Mountain Valley Pipeline LLC joint venture projects: a 12.5 interest in a 300-mile gas transmission project being constructed in West Virginia and

Virginia (Mountain Valley Pipeline) and a 6.375 percent interest in a proposed 70-mile gas pipeline system in Virginia and North Carolina (MVP Southgate). Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended June 30, 2018				For the Six Months Ended June 30, 2018				At June 30, 2018
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
CECONY	$2,338	87%	$149	79%	$5,222	86%	$538	87%	$41,525	84%
O&R	198	7	8	5	445	7	31	5	2,799	6
Total Utilities	2,536	94	157	84	5,667	93	569	92	44,324	90
Clean Energy Businesses	158	6	25	13	391	7	31	5	2,816	6
Con Edison Transmission	1	—	12	6	2	—	23	4	1,247	3
Other (a)	1	—	(6)	(3)	—	—	(7)	(1)	677	1
Total Con Edison	$2,696	100%	$188	100%	$6,060	100%	$616	100%	$49,064	100%

(a)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income and earnings per share for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
(Millions of Dollars, except per share amounts)	Net Income		Earnings per Share		Net Income		Earnings per Share
CECONY	$149	$143	$0.48	$0.47	$538	$482	$1.73	$1.58
O&R	8	5	0.02	0.01	31	31	0.10	0.10
Clean Energy Businesses (a)	25	21	0.08	0.07	31	28	0.10	0.09
Con Edison Transmission	12	9	0.04	0.03	23	16	0.07	0.05
Other (b)	(6)	(3)	(0.02)	(0.01)	(7)	6	(0.02)	0.02
Con Edison (c)	$188	$175	$0.60	$0.57	$616	$563	$1.98	$1.84

(a)
Includes $(1) million or $(0.01) a share and $(4) million or $(0.01) a share of net after-tax mark-to-market gains/(losses) for the three months ended June 30, 2018 and 2017, respectively, and $(1) million or $(0.01) a share and $(3) million or $(0.01) a share of net after-tax mark-to-market gains/(losses) for the six months ended June 30, 2018 and 2017, respectively. Also includes a $1 million or $0.00 a share net after-tax gain on the sale of a solar electric production project for the three and six months ended June 30, 2017.

(b)	Other includes parent company and consolidation adjustments.

(c)
Earnings per share on a diluted basis were $0.60 a share and $0.57 a share for the three months ended June 30, 2018 and 2017, respectively, and $1.98 a share and $1.84 a share for the six months ended June 30, 2018 and 2017, respectively.

The Companies’ results of operations for the three and six months ended June 30, 2018, as compared with the 2017 periods, reflect changes in the Utilities' rate plans and the impact of weather on steam revenues. Con Edison's results of operations also reflect lower income tax expense in the 2018 periods for the Clean Energy Businesses and Con Edison Transmission. The lower income tax expense for the Utilities in the 2018 periods was offset by the reduction in revenues resulting from the deferral for customers of estimated net benefits for the periods of the federal Tax Cuts and Jobs Act of 2017 (TCJA). Operations and maintenance expenses for the Utilities for the three and six months ended June 30, 2018 primarily reflect higher consultant costs and storm-related costs. In addition, the Utilities' rate plans provide for revenues to cover expected changes in certain operating costs including depreciation, property taxes and other tax matters.
The following tables present the estimated effect on earnings per share and net income for the three and six months ended June 30, 2018 periods as compared with the 2017 periods, resulting from these and other major factors:

Variation for the Three Months Ended June 30, 2018 vs. 2017
	Earnings per Share	Net Income (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.26	$79
Reflects primarily higher electric and gas net base revenues of $0.17 a share and $0.03 a share, respectively, and growth in the number of gas customers of $0.02 a share. Electric and gas base rates increased in January 2018 in accordance with the company's rate plans.

Weather impact on steam revenues	0.03	8	Steam revenues were $0.03 a share higher in the 2018 period due to the estimated impact of colder than normal April weather. Weather had an immaterial impact on steam revenues in the 2017 period.
Operations and maintenance expenses	(0.07)	(20)
Reflects higher consultant costs of $(0.02) a share, storm-related costs of $(0.01) a share, a higher reserve for uncollectibles of $(0.01) a share, healthcare costs of $(0.01) a share, and higher substation maintenance costs of $(0.01) a share.

Depreciation, property taxes and other tax matters	(0.10)	(29)	Reflects higher net property taxes of $(0.07) a share and depreciation and amortization expense of $(0.05) a share, offset in part by a New York State sales and use tax refund of $0.02 a share.
Other	(0.11)	(32)
Reflects primarily timing of the deferral for customers of estimated net benefits of the TCJA of $(0.09) a share, higher interest expense on long-term debt of $(0.03) a share, and the dilutive effect of Con Edison's stock issuances of $(0.01) a share.

Total CECONY	0.01	6
O&R (a)
Changes in rate plans	0.01	3	Reflects primarily higher gas net base revenues. Gas base rates increased in November 2017 in accordance with the company's gas rate plan.
Depreciation, property taxes and other tax matters	—	(1)
Other	0.00	1
Total O&R	0.01	3
Clean Energy Businesses
Operating revenues less energy costs	0.01	4	Reflects primarily higher renewable revenues, including engineering, procurement and construction services and an increase in renewable electric production projects in operation.
Operations and maintenance expenses	0.01	2	Reflects primarily a decrease of energy services costs.
Net interest expense	(0.01)	(3)
Other	—	1
Total Clean Energy Businesses	0.01	4
Con Edison Transmission	0.01	3	Reflects income from equity investments.
Other, including parent company expenses	(0.01)	(3)	Reflects lower state income tax benefits.
Total Reported (GAAP basis)	$0.03	$13

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

Variation for the Six Months Ended June 30, 2018 vs. 2017
	Earnings per Share	Net Income (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.48	$149
Reflects primarily higher electric and gas net base revenues of $0.29 a share and $0.11 a share, respectively, and growth in the number of gas customers of $0.04 a share. Electric and gas base rates increased in January 2018 in accordance with the company's rate plans.

Weather impact on steam revenues	0.07	22
Steam revenues were $0.02 a share higher in the 2018 period due to the estimated impact of colder than normal April weather. Steam revenues were $(0.05) a share lower in the 2017 period due to the estimated impact of warmer than normal winter weather.

Operations and maintenance expenses	(0.07)	(23)	Reflects primarily higher consultant costs of $(0.03) a share and storm-related costs of $(0.03) a share.
Depreciation, property taxes and other tax matters	(0.19)	(58)	Reflects higher net property taxes of $(0.14) a share and depreciation and amortization expense of $(0.09) a share, offset in part by two New York State sales and use tax refunds of $0.04 a share.
Other	(0.14)	(34)
Reflects primarily timing of the deferral for customers of estimated net benefits of the TCJA of $(0.03) a share, higher interest expense on long-term debt of $(0.07) a share, and the dilutive effect of Con Edison's stock issuances of $(0.04) a share.

Total CECONY	0.15	56
O&R (a)
Changes in rate plans	0.03	10	Reflects primarily higher gas net base revenues. Gas base rates increased in November 2017 in accordance with the company's gas rate plan.
Operations and maintenance expenses	(0.02)	(7)	Reflects storm-related costs.
Depreciation, property taxes and other tax matters	(0.02)	(6)
Other	0.01	3
Total O&R	—	—
Clean Energy Businesses
Operating revenues less energy costs	0.21	63	Reflects primarily higher renewable revenues, including engineering, procurement and construction services and an increase in renewable electric production projects in operation.
Operations and maintenance expenses	(0.20)	(60)	Reflects primarily higher engineering, procurement and construction costs and energy services costs.
Depreciation	(0.01)	(2)
Net interest expense	(0.01)	(3)
Other	0.02	5
Total Clean Energy Businesses	0.01	3
Con Edison Transmission	0.02	7	Reflects income from equity investments.
Other, including parent company expenses	(0.04)	(13)	Reflects lower state income tax benefits.
Total Reported (GAAP basis)	$0.14	$53

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

The Companies’ other operations and maintenance expenses for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2018	2017	2018	2017
CECONY
Operations	$401	$377	$794	$761
Pensions and other postretirement benefits	18	15	35	29
Health care and other benefits	47	42	86	82
Regulatory fees and assessments (a)	94	102	203	213
Other	69	66	142	144
Total CECONY	629	602	1,260	1,229
O&R	74	74	154	145
Clean Energy Businesses (b)	52	56	176	94
Con Edison Transmission	2	2	5	5
Other (c)	(1)	(2)	(3)	(2)
Total other operations and maintenance expenses	$756	$732	$1,592	$1,471

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	The increase in operations and maintenance for the six months ended June 30, 2018 compared with the 2017 period is due primarily to higher engineering, procurement and construction costs.

(c)	Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2018 and 2017 follows. For additional business segment financial information, see Note J to the Second Quarter Financial Statements.

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
The Companies’ results of operations in 2018 compared with 2017 were:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$45	2.0%	$3	1.5%	$12	8.2%	$1	—%	$2	Large	$63	2.4%
Purchased power	(20)	(5.5)	(3)	(6.5)	2	—	—	—	1	Large	(20)	(4.9)
Fuel	—	—	—	—	—	—	—	—	—	—	—	—
Gas purchased for resale	34	40.5	5	35.7	6	11.8	—	—	—	—	45	30.2
Other operations and maintenance	27	4.5	—	—	(4)	(7.1)	—	—	1	50.0%	24	3.3
Depreciation and amortization	20	6.8	2	11.8	1	5.6	—	—	(1)	Large	22	6.6
Taxes, other than income taxes	25	5.1	—	—	—	—	—	—	4	—	29	5.7
Gain on sale of solar electric production project (2017)	—	—	—	—	(1)	Large	—	—	—	—	(1)	Large
Operating income	(41)	(9.7)	(1)	(4.2)	6	33.3	1	50.0	(3)	Large	(38)	(8.2)
Other income less deductions	—	—	—	—	2	14.3	2	10.0	—	—	4	57.1
Net interest expense	13	8.4	—	—	4	40.0	—	—	—	—	17	9.4
Income before income tax expense	(54)	(23.1)	(1)	(10.0)	4	18.2	3	21.4	(3)	Large	(51)	(18.4)
Income tax expense	(60)	(65.9)	(4)	(80.0)	—	—	—	—	—	—	(64)	(62.7)
Net income	$6	4.2%	$3	60.0%	$4	19.0%	$3	33.3%	$(3)	Large	$13	7.4%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended June 30, 2018				For the Three Months Ended June 30, 2017
(Millions of Dollars)	Electric	Gas	Steam	2018 Total	Electric	Gas	Steam	2017 Total	2018-2017 Variation
Operating revenues	$1,807	$435	$96	$2,338	$1,817	$388	$88	$2,293	$45
Purchased power	337	—	6	343	358	—	5	363	(20)
Fuel	26	—	12	38	27	—	11	38	—
Gas purchased for resale	—	118	—	118	—	84	—	84	34
Other operations and maintenance	483	106	40	629	457	101	44	602	27
Depreciation and amortization	243	51	22	316	229	45	22	296	20
Taxes, other than income taxes	400	78	34	512	388	69	30	487	25
Operating income	$318	$82	$(18)	$382	$358	$89	$(24)	$423	$(41)

Electric
CECONY’s results of electric operations for the three months ended June 30, 2018 compared with the 2017 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	Variation
Operating revenues	$1,807	$1,817	$(10)
Purchased power	337	358	(21)
Fuel	26	27	(1)
Other operations and maintenance	483	457	26
Depreciation and amortization	243	229	14
Taxes, other than income taxes	400	388	12
Electric operating income	$318	$358	$(40)

CECONY’s electric sales and deliveries for the three months ended June 30, 2018 compared with the 2017 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2018	June 30, 2017	Variation	Percent Variation		June 30, 2018	June 30, 2017	Variation	Percent Variation
Residential/Religious (b)	2,187	2,062	125	6.1%		$601	$546	$55	10.1%
Commercial/Industrial	2,222	2,090	132	6.3		438	429	9	2.1
Retail choice customers	5,966	5,934	32	0.5		563	593	(30)	(5.1)
NYPA, Municipal Agency and other sales	2,403	2,330	73	3.1		152	146	6	4.1
Other operating revenues (c)	—	—	—	—		53	103	(50)	(48.5)
Total	12,778	12,416	362	2.9%	(d)	$1,807	$1,817	$(10)	(0.6)%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.3 percent in the three months ended June 30, 2018 compared with the 2017 period.

Operating revenues decreased $10 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements) ($76 million) and lower purchased power expenses ($21 million), offset in part by higher revenues from the electric rate plan ($81 million).

Purchased power expenses decreased $21 million in the three months ended June 30, 2018 compared with the 2017 period due to lower unit costs.

Fuel expenses decreased $1 million in the three months ended June 30, 2018 compared with the 2017 period due to lower purchased volumes from the company's electric generating facilities.

Other operations and maintenance expenses increased $26 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher municipal infrastructure support costs ($9 million), consultant costs ($5 million), a higher reserve for uncollectibles ($4 million), healthcare costs ($3 million) and storm-related costs ($2 million).

Depreciation and amortization increased $14 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $12 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher property taxes ($32 million), payroll taxes ($1 million) and state and local taxes ($1 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017-2018 ($14 million) and a sales and use tax refund ($8 million).

Gas
CECONY’s results of gas operations for the three months ended June 30, 2018 compared with the 2017 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	Variation
Operating revenues	$435	$388	$47
Gas purchased for resale	118	84	34
Other operations and maintenance	106	101	5
Depreciation and amortization	51	45	6
Taxes, other than income taxes	78	69	9
Gas operating income	$82	$89	$(7)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2018 compared with the 2017 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2018	June 30, 2017	Variation	Percent Variation		June 30, 2018	June 30, 2017	Variation	Percent Variation
Residential	11,973	10,303	1,670	16.2%		$217	$171	$46	26.9%
General	7,252	6,503	749	11.5		90	74	16	21.6
Firm transportation	17,627	14,771	2,856	19.3		118	102	16	15.7
Total firm sales and transportation	36,852	31,577	5,275	16.7	(b)	425	347	78	22.5
Interruptible sales (c)	1,983	2,109	(126)	(6.0)		13	9	4	44.4
NYPA	9,900	10,493	(593)	(5.7)		1	1	—	—
Generation plants	14,418	14,476	(58)	(0.4)		6	6	—	—
Other	5,430	4,073	1,357	33.3		10	7	3	42.9
Other operating revenues (d)	—	—	—	—		(20)	18	(38)	Large
Total	68,583	62,728	5,855	9.3%		$435	$388	$47	12.1%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 9.9 percent in the three months ended June 30, 2018 compared with the 2017 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 849 thousands and 1,217 thousands of Dt for the 2018 and 2017 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues increased $47 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher revenues from the gas rate plan and growth in the number of customers ($28 million) and higher gas purchased for resale expense ($34 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements) ($21 million).

Gas purchased for resale increased $34 million in the three months ended June 30, 2018 compared with the 2017 period due to higher unit costs ($18 million) and purchased volumes ($16 million).

Other operations and maintenance expenses increased $5 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher consultant costs ($1 million), municipal infrastructure support costs ($1 million) and a higher reserve for uncollectibles ($1 million).

Depreciation and amortization increased $6 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $9 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher property taxes ($10 million) and state and local taxes ($2 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017-2018 ($2 million) and a sales and use tax refund ($2 million).

Steam
CECONY’s results of steam operations for the three months ended June 30, 2018 compared with the 2017 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	Variation
Operating revenues	$96	$88	$8
Purchased power	6	5	1
Fuel	12	11	1
Other operations and maintenance	40	44	(4)
Depreciation and amortization	22	22	—
Taxes, other than income taxes	34	30	4
Steam operating income	$(18)	$(24)	$6

CECONY’s steam sales and deliveries for the three months ended June 30, 2018 compared with the 2017 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2018	June 30, 2017	Variation	Percent Variation		June 30, 2018	June 30, 2017	Variation	Percent Variation
General	92	58	34	58.6%		$5	$4	$1	25.0%
Apartment house	1,177	1,032	145	14.1		29	26	3	11.5
Annual power	2,655	2,335	320	13.7		72	61	11	18.0
Other operating revenues (a)	—	—	—	—		(10)	(3)	(7)	Large
Total	3,924	3,425	499	14.6%	(b)	$96	$88	$8	9.1%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 0.3 percent in the three months ended June 30, 2018 compared with the 2017 period.

Operating revenues increased $8 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to the weather impact on revenues ($10 million), higher purchased power expenses ($1 million) and fuel expenses ($1 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements) ($5 million).

Purchased power expenses increased $1 million in the three months ended June 30, 2018 compared with the 2017 period due to higher purchased volumes ($2 million), offset by lower unit costs ($1 million).

Fuel expenses increased $1 million in the three months ended June 30, 2018 compared with the 2017 period due to higher purchased volumes from the company's steam generating facilities.

Other operations and maintenance expenses decreased $4 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to lower equipment maintenance expenses ($2 million) and municipal infrastructure support costs ($2 million).

Taxes, other than income taxes increased $4 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher property taxes ($4 million), offset in part by a sales and use tax refund ($1 million).

Net Interest Expense
Net interest expense increased $13 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher long-term debt balances in the 2018 period.

Income Tax Expense
Income taxes decreased $60 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to lower income before income tax expense ($11 million), a decrease in the corporate federal income tax rate due to the TCJA ($33 million), higher research and development tax credits ($1 million) and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($15 million). CECONY deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements.

O&R

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017
(Millions of Dollars)	Electric	Gas	2018 Total	Electric	Gas	2017 Total	2018-2017 Variation
Operating revenues	$144	$54	$198	$148	$47	$195	$3
Purchased power	43	—	43	46	—	46	(3)
Gas purchased for resale	—	19	19	—	14	14	5
Other operations and maintenance	56	18	74	58	16	74	—
Depreciation and amortization	14	5	19	13	4	17	2
Taxes, other than income taxes	13	7	20	13	7	20	—
Operating income	$18	$5	$23	$18	$6	$24	$(1)

Electric
O&R’s results of electric operations for the three months ended June 30, 2018 compared with the 2017 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	Variation
Operating revenues	$144	$148	$(4)
Purchased power	43	46	(3)
Other operations and maintenance	56	58	(2)
Depreciation and amortization	14	13	1
Taxes, other than income taxes	13	13	—
Electric operating income	$18	$18	$—

O&R’s electric sales and deliveries for the three months ended June 30, 2018 compared with the 2017 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2018	June 30, 2017	Variation	Percent Variation		June 30, 2018	June 30, 2017	Variation	Percent Variation
Residential/Religious (b)	376	359	17	4.7%		$71	$69	$2	2.9%
Commercial/Industrial	192	177	15	8.5		27	27	—	—
Retail choice customers	713	730	(17)	(2.3)		47	48	(1)	(2.1)
Public authorities	43	24	19	79.2		3	2	1	50.0
Other operating revenues (c)	—	—	—	—		(4)	2	(6)	Large
Total	1,324	1,290	34	2.6%	(d)	$144	$148	$(4)	(2.7)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 3.2 percent in the three months ended June 30, 2018 compared with the 2017 period.

Operating revenues decreased $4 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to lower purchased power expenses ($3 million) and the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements) ($2 million), offset in part by higher revenues from the New York electric rate plan ($1 million).

Purchased power expenses decreased $3 million in the three months ended June 30, 2018 compared with the 2017 period due to lower unit costs.

Other operations and maintenance expenses decreased $2 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to lower healthcare costs ($1 million) and lower surcharges for assessments and fees that are collected in revenues from customers ($1 million).

Depreciation and amortization expenses increased $1 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the three months ended June 30, 2018 compared with the 2017 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	Variation
Operating revenues	$54	$47	$7
Gas purchased for resale	19	14	5
Other operations and maintenance	18	16	2
Depreciation and amortization	5	4	1
Taxes, other than income taxes	7	7	—
Gas operating income	$5	$6	$(1)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2018 compared with the 2017 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2018	June 30, 2017	Variation	Percent Variation		June 30, 2018	June 30, 2017	Variation	Percent Variation
Residential	1,435	1,092	343	31.4%		$25	$19	$6	31.6%
General	338	292	46	15.8		4	4	—	—
Firm transportation	1,623	1,457	166	11.4		14	13	1	7.7
Total firm sales and transportation	3,396	2,841	555	19.5	(b)	43	36	7	19.4
Interruptible sales	928	959	(31)	(3.2)		2	1	1	Large
Generation plants	—	1	(1)	Large		—	—	—	—
Other	147	118	29	24.6		—	1	(1)	Large
Other gas revenues	—	—	—	—		9	9	—	—
Total	4,471	3,919	552	14.1%		$54	$47	$7	14.9%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 4.1 percent in the three months ended June 30, 2018 compared with the 2017 period.

Operating revenues increased $7 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher gas purchased for resale ($5 million) and higher revenues from the New York gas rate plan ($3 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements) ($1 million).

Gas purchased for resale increased $5 million in the three months ended June 30, 2018 compared with the 2017 period due to higher unit costs.

Other operations and maintenance expenses increased $2 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher pension costs.

Depreciation and amortization expenses increased $1 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher gas utility plant balances.

Income Tax Expense
Income taxes decreased $4 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to a decrease in the corporate federal income tax rate due to the TCJA ($1 million), a decrease in tax benefits for plant-related flow through items ($1 million) and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($1 million). O&R deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended June 30, 2018 compared with the 2017 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	Variation
Operating revenues	$158	$146	$12
Purchased power	2	—	2
Gas purchased for resale	57	51	6
Other operations and maintenance	52	56	(4)
Depreciation and amortization	19	18	1
Taxes, other than income taxes	4	4	—
Gain on sale of solar electric production project (2017)	—	1	(1)
Operating income	$24	$18	$6

Operating revenues increased $12 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher renewable revenues ($10 million), including revenues from engineering, procurement and construction services and an increase in renewable electric production projects in operation. Wholesale revenues increased $6 million due to higher sales volumes. Energy services revenues decreased $8 million. Net mark-to-market values increased $4 million.

Purchased power expenses increased $2 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to costs relating to the sale of the retail electric supply business.

Gas purchased for resale increased $6 million in the three months ended June 30, 2018 compared with the 2017 period due to higher purchased volumes.

Other operations and maintenance expenses decreased $4 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to a decrease of energy services costs.

Depreciation and amortization increased $1 million in the three months ended June 30, 2018 compared with the 2017 period due to an increase in solar electric production projects in operation during 2018.

Other Income (Deductions)
Other income (deductions) increased $2 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to higher income from renewable electric production investments.

Net Interest Expense
Net interest expense increased $4 million in the three months ended June 30, 2018 compared with the 2017 period due primarily to the reversal of interest on uncertain tax positions in the 2017 period and increased debt on renewable electric production projects in the 2018 period.

Income Tax Expense
Income taxes remained flat in the three months ended June 30, 2018 compared with the 2017 period due primarily to a decrease in the corporate federal income tax rate due to the TCJA ($3 million), offset in part by higher income before income tax expense ($1 million) and higher state income taxes ($2 million).

Con Edison Transmission
Income Tax Expense
Income taxes remained flat in the three months ended June 30, 2018 compared with the 2017 period due primarily to the decrease in the corporate federal income tax rate due to the TCJA ($2 million), partially offset by higher income before income tax expense ($1 million) and higher state income taxes ($1 million).

Other
For Con Edison, “Other” includes parent company and consolidation adjustments.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
The Companies’ results of operations in 2018 compared with 2017 were:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$73	1.4%	$12	2.8%	$108	38.2%	$2	—%	$4	Large	$199	3.4%
Purchased power	(65)	(9.2)	6	6.8	4	Large	—	—	4	Large	(51)	(6.4)
Fuel	23	16.5	—	—	—	—	—	—	—	—	23	16.5
Gas purchased for resale	77	24.5	6	14.3	19	16.7	—	—	—	—	102	21.7
Other operations and maintenance	31	2.5	9	6.2	82	87.2	0	—	(1)	50.0	121	8.2
Depreciation and amortization	35	5.9	3	8.6	2	5.6	—	—	—	—	40	6.0
Taxes, other than income taxes	48	4.8	1	2.4	1	12.5	—	—	8	Large	58	5.5
Gain on sale of solar electric production project (2017)	—	—	—	—	(1)	Large	—	—	—	—	(1)	Large
Operating income	(76)	(6.5)	(13)	(16.0)	(1)	(2.9)	2	40.0	(7)	Large	(95)	(7.5)
Other income less deductions	(1)	(1.5)	—	—	3	20.0	5	12.8	(2)	—	5	22.7
Net interest expense	26	8.5	1	5.6	4	18.2	2	28.6	(2)	(28.6)	31	8.6
Income before income tax expense	(103)	(13.0)	(14)	(26.4)	(2)	(7.4)	5	18.5	(7)	Large	(121)	(13.5)
Income tax expense	(159)	(51.5)	(14)	(63.6)	(5)	Large	(2)	(18.2)	6	54.5%	(174)	(52.7)
Net income	$56	11.6%	$—	—%	$3	10.7%	$7	43.8%	$(13)	Large	$53	9.4%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Six Months Ended June 30, 2018				For the Six Months Ended June 30, 2017
(Millions of Dollars)	Electric	Gas	Steam	2018 Total	Electric	Gas	Steam	2017 Total	2018-2017 Variation
Operating revenues	$3,536	$1,276	$410	$5,222	$3,610	$1,153	$386	$5,149	$73
Purchased power	626	—	19	645	691	—	19	710	(65)
Fuel	84	—	78	162	70	—	69	139	23
Gas purchased for resale	—	391	—	391	—	314	—	314	77
Other operations and maintenance	962	214	84	1,260	926	214	89	1,229	31
Depreciation and amortization	483	100	43	626	458	90	43	591	35
Taxes, other than income taxes	810	167	74	1,051	787	150	66	1,003	48
Operating income	$571	$404	$112	$1,087	$678	$385	$100	$1,163	$(76)

Electric
CECONY’s results of electric operations for the six months ended June 30, 2018 compared with the 2017 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	Variation
Operating revenues	$3,536	$3,610	$(74)
Purchased power	626	691	(65)
Fuel	84	70	14
Other operations and maintenance	962	926	36
Depreciation and amortization	483	458	25
Taxes, other than income taxes	810	787	23
Electric operating income	$571	$678	$(107)

CECONY’s electric sales and deliveries for the six months ended June 30, 2018 compared with the 2017 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2018	June 30, 2017	Variation	Percent Variation		June 30, 2018	June 30, 2017	Variation	Percent Variation
Residential/Religious (b)	4,597	4,339	258	5.9%		$1,225	$1,120	$105	9.4%
Commercial/Industrial	4,637	4,395	242	5.5		890	859	31	3.6
Retail choice customers	12,241	12,238	3	—		1,121	1,225	(104)	(8.5)
NYPA, Municipal Agency and other sales	4,989	4,843	146	3.0		282	275	7	2.5
Other operating revenues (c)	—	—	—	—		18	131	(113)	(86.3)
Total	26,464	25,815	649	2.5%	(d)	$3,536	$3,610	$(74)	(2.0)%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.5 percent in the six months ended June 30, 2018 compared with the 2017 period.

Operating revenues decreased $74 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements) ($151 million) and lower purchased power expenses ($65 million), offset in part by higher revenues from the electric rate plan ($128 million).

Purchased power expenses decreased $65 million in the six months ended June 30, 2018 compared with the 2017 period due to lower unit costs ($79 million), offset by higher purchased volumes ($14 million).

Fuel expenses increased $14 million in the six months ended June 30, 2018 compared with the 2017 period due to higher unit costs ($18 million), offset in part by lower purchased volumes from the company’s electric generating facilities ($4 million).

Other operations and maintenance expenses increased $36 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher storm-related costs ($14 million), consultant costs ($12 million), municipal infrastructure costs ($8 million) and a higher reserve for uncollectibles ($8 million), offset in part by lower stock-based compensation ($17 million).

Depreciation and amortization increased $25 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $23 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher property taxes ($64 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017-2018 ($28 million) and a sales and use tax refund ($14 million).

Gas
CECONY’s results of gas operations for the six months ended June 30, 2018 compared with the 2017 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	Variation
Operating revenues	$1,276	$1,153	$123
Gas purchased for resale	391	314	77
Other operations and maintenance	214	214	—
Depreciation and amortization	100	90	10
Taxes, other than income taxes	167	150	17
Gas operating income	$404	$385	$19

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2018 compared with the 2017 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2018	June 30, 2017	Variation	Percent Variation		June 30, 2018	June 30, 2017	Variation	Percent Variation
Residential	39,272	34,910	4,362	12.5%		$610	$509	$101	19.8%
General	21,693	19,306	2,387	12.4		244	206	38	18.4
Firm transportation	52,417	45,186	7,231	16.0		378	325	53	16.3
Total firm sales and transportation	113,382	99,402	13,980	14.1	(b)	1,232	1,040	192	18.5
Interruptible sales (c)	3,474	4,417	(943)	(21.3)		24	22	2	9.1
NYPA	14,713	20,085	(5,372)	(26.7)		1	1	—	—
Generation plants	26,821	24,921	1,900	7.6		12	11	1	9.1
Other	11,446	12,269	(823)	(6.7)		18	18	—	—
Other operating revenues (d)	—	—	—	—		(11)	61	(72)	Large
Total	169,836	161,094	8,742	5.4%		$1,276	$1,153	$123	10.7%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 6.2 percent in the six months ended June 30, 2018 compared with the 2017 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 1,117 thousands and 2,027 thousands of Dt for the 2018 and 2017 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues increased $123 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher revenues from the gas rate plan and growth in the number of customers ($74 million) and higher gas purchased for resale expense ($77 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements) ($41 million).

Gas purchased for resale increased $77 million in the six months ended June 30, 2018 compared with the 2017 period due to higher purchased volumes ($39 million) and unit costs ($38 million).

Depreciation and amortization increased $10 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $17 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher property taxes ($20 million) and state and local taxes ($4 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017-2018 ($4 million) and a sales and use tax refund ($3 million).

Steam
CECONY’s results of steam operations for the six months ended June 30, 2018 compared with the 2017 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	Variation
Operating revenues	$410	$386	$24
Purchased power	19	19	—
Fuel	78	69	9
Other operations and maintenance	84	89	(5)
Depreciation and amortization	43	43	—
Taxes, other than income taxes	74	66	8
Steam operating income	$112	$100	$12

CECONY’s steam sales and deliveries for the six months ended June 30, 2018 compared with the 2017 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2018	June 30, 2017	Variation	Percent Variation		June 30, 2018	June 30, 2017	Variation	Percent Variation
General	430	351	79	22.5%		$21	$18	$3	16.7%
Apartment house	3,889	3,500	389	11.1		113	103	10	9.7
Annual power	8,602	7,634	968	12.7		288	258	30	11.6
Other operating revenues (a)	—	—	—	—		(12)	7	(19)	Large
Total	12,921	11,485	1,436	12.5%	(b)	$410	$386	$24	6.2%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 0.1 percent in the six months ended June 30, 2018 compared with the 2017 period.

Operating revenues increased $24 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to the weather impact on revenues ($30 million) and fuel expenses ($9 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements) ($10 million).

Fuel expenses increased $9 million in the six months ended June 30, 2018 compared with the 2017 period due to higher unit costs ($5 million) and purchased volumes from the company’s steam generating facilities ($4 million).

Other operations and maintenance expenses decreased $5 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to lower municipal infrastructure support costs ($2 million), surcharges for assessments and fees that are collected in revenues from customers ($2 million) and stock-based compensation ($1 million).

Taxes, other than income taxes increased $8 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher property taxes ($8 million), offset in part by a sales and use tax refund ($1 million).

Net Interest Expense
Net interest expense increased $26 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher long-term debt balances in the 2018 period.

Income Tax Expense

Income taxes decreased $159 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to lower income before income tax expense ($21 million), a decrease in the corporate federal income tax rate due to the TCJA ($111 million), higher research and development tax credits ($2 million) and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($29 million). CECONY deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements.

O&R

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017
(Millions of Dollars)	Electric	Gas	2018 Total	Electric	Gas	2017 Total	2018-2017 Variation
Operating revenues	$293	$152	$445	$289	$144	$433	$12
Purchased power	94	—	94	88	—	88	6
Gas purchased for resale	—	48	48	—	42	42	6
Other operations and maintenance	118	36	154	114	31	145	9
Depreciation and amortization	28	10	38	25	10	35	3
Taxes, other than income taxes	27	16	43	27	15	42	1
Operating income	$26	$42	$68	$35	$46	$81	$(13)

Electric
O&R’s results of electric operations for the six months ended June 30, 2018 compared with the 2017 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	Variation
Operating revenues	$293	$289	$4
Purchased power	94	88	6
Other operations and maintenance	118	114	4
Depreciation and amortization	28	25	3
Taxes, other than income taxes	27	27	—
Electric operating income	$26	$35	$(9)

O&R’s electric sales and deliveries for the six months ended June 30, 2018 compared with the 2017 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2018	June 30, 2017	Variation	Percent Variation		June 30, 2018	June 30, 2017	Variation	Percent Variation
Residential/Religious (b)	753	708	45	6.4%		$145	$137	$8	5.8%
Commercial/Industrial	390	368	22	6.0		57	54	3	5.6
Retail choice customers	1,410	1,437	(27)	(1.9)		91	91	—	—
Public authorities	72	48	24	50.0		6	4	2	50.0
Other operating revenues (c)	—	—	—	—		(6)	3	(9)	Large
Total	2,625	2,561	64	2.5%	(d)	$293	$289	$4	1.4%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 0.4 percent in the six months ended June 30, 2018 compared with the 2017 period.

Operating revenues increased $4 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher purchased power expenses ($6 million) and higher revenues from the New York electric rate plan ($2 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements) ($5 million).

Purchased power expenses increased $6 million in the six months ended June 30, 2018 compared with the 2017 period due to higher unit costs ($7 million), offset by lower purchased volumes ($1 million).

Other operations and maintenance expenses increased $4 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher storm-related costs in 2018.

Depreciation and amortization increased $3 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the six months ended June 30, 2018 compared with the 2017 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	Variation
Operating revenues	$152	$144	$8
Gas purchased for resale	48	42	6
Other operations and maintenance	36	31	5
Depreciation and amortization	10	10	—
Taxes, other than income taxes	16	15	1
Gas operating income	$42	$46	$(4)

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2018 compared with the 2017 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2018	June 30, 2017	Variation	Percent Variation		June 30, 2018	June 30, 2017	Variation	Percent Variation
Residential	5,898	4,977	921	18.5%		$83	$68	$15	22.1%
General	1,300	1,250	50	4.0		15	14	1	7.1
Firm transportation	6,072	5,645	427	7.6		49	42	7	16.7
Total firm sales and transportation	13,270	11,872	1,398	11.8	(b)	147	124	23	18.5
Interruptible sales	2,071	2,147	(76)	(3.5)		4	4	—	—
Generation plants	—	2	(2)	Large		—	—	—	—
Other	573	515	58	11.3		1	1	—	—
Other gas revenues	—	—	—	—		—	15	(15)	Large
Total	15,914	14,536	1,378	9.5%		$152	$144	$8	5.6%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 2.1 percent in the six months ended June 30, 2018 compared with 2017 period.

Operating revenues increased $8 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to an increase in gas purchased for resale ($6 million) and higher revenues from the New York gas rate plan ($12 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements) ($9 million).

Gas purchased for resale increased $6 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher purchased volumes.

Other operations and maintenance expenses increased $5 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher pension costs.

Taxes, other than income taxes increased $1 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher property taxes.

Income Tax Expense
Income taxes decreased $14 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to lower income before income tax expense ($3 million), a decrease in the corporate federal income tax rate due to the TCJA ($7 million), a decrease in tax benefits for plant-related flow through items ($1 million) and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($2 million). O&R deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the six months ended June 30, 2018 compared with the 2017 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	Variation
Operating revenues	$391	$283	$108
Purchased power	2	(2)	4
Gas purchased for resale	133	114	19
Other operations and maintenance	176	94	82
Depreciation and amortization	38	36	2
Taxes, other than income taxes	9	8	1
Gain on sale of solar electric production project (2017)	—	1	(1)
Operating income	$33	$34	$(1)

Operating revenues increased $108 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher renewable revenues ($102 million), including revenues from engineering, procurement and construction services and an increase in renewable electric production projects in operation. Energy services revenues decreased $11 million. Wholesale revenues increased $15 million due to higher sales volumes. Net mark-to-market values increased $2 million.

Purchased power expenses increased $4 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to costs relating to the sale of the retail electric supply business.

Gas purchased for resale increased $19 million in the six months ended June 30, 2018 compared with the 2017 period due to higher purchased volumes.

Other operations and maintenance expenses increased $82 million in the six months ended June 30, 2018 compared with the 2017 period due to increased engineering, procurement and construction costs.

Depreciation and amortization increased $2 million in the six months ended June 30, 2018 compared with the 2017 period due to an increase in solar electric production projects in operation during 2018.

Taxes, other than income taxes increased $1 million in the six months ended June 30, 2018 compared with the 2017 period due to gross receipts tax true-ups in the 2017 period from the sale of the retail electric supply business.

Other Income (Deductions)
Other income (deductions) increased $3 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to higher income from renewable electric production investments.

Net Interest Expense
Net interest expense increased $4 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to the reversal of interest on uncertain tax positions in the 2017 period and increased debt on solar electric production projects in the 2018 period.

Income Tax Expense
Income taxes decreased $5 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to a decrease in the corporate federal income tax rate due to the TCJA ($4 million) and a $2 million income tax benefit in 2018 related to the extension of energy efficiency programs, offset in part by the absence of the reversal of uncertain tax positions in 2017 ($1 million).

Con Edison Transmission
Income Tax Expense
Income taxes decreased $2 million in the six months ended June 30, 2018 compared with the 2017 period due primarily to the decrease in the corporate federal income tax rate due to the TCJA ($4 million), offset in part by higher income before income tax expense ($1 million) and higher state income taxes ($1 million).

Other
For Con Edison, “Other” includes the increase in income tax expense resulting from the absence of a deferred state income tax adjustment recorded in 2017 ($7 million), offset in part by lower income before income tax expense ($1 million).

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2018 and 2017 are summarized as follows:

	For the Six Months Ended June 30,
	Con Edison			CECONY
(Millions of Dollars)	2018	2017	Variation	2018	2017	Variation
Operating activities	$1,040	$1,574	$(534)	$655	$1,234	$(579)
Investing activities	(1,866)	(1,731)	(135)	(1,627)	(1,460)	(167)
Financing activities	903	169	734	1,071	291	780
Net change for the period	77	12	65	99	65	34
Balance at beginning of period	844	830	14	730	704	26
Balance at end of period	$921	$842	$79	$829	$769	$60

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

Net cash flows from operating activities for the six months ended June 30, 2018 for Con Edison and CECONY were $534 million and $579 million lower, respectively, than in the 2017 period. The change in net cash flows for Con Edison and CECONY reflects primarily cash payments of MTA power reliability costs ($100 million and $100 million, respectively) and Puerto Rico related restoration costs ($97 million and $92 million, respectively), storm restoration costs ($192 million and $126 million, respectively), higher pension and retiree benefit contributions ($85 million and $86 million, respectively) and lower income tax refunds received, net of income taxes paid ($33 million and $141 million, respectively), offset in part by the cash impact of the Utilities’ estimated net benefits in the 2018 period under the TCJA ($217 million and $202 million, respectively). See “Other Changes in Assets and Liabilities,” below.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $135 million and $167 million higher, respectively, for the six months ended June 30, 2018 compared with the 2017 period. The change for Con Edison reflects primarily higher utility construction expenditures ($177 million), new investments in electric and gas transmission projects ($35 million) and proceeds from the sale of assets in 2017 ($34 million), offset in part by a decrease in non-utility construction expenditures ($116 million). The change for CECONY primarily reflects increased utility construction expenditures.

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $734 million and $780 million higher, respectively, in the six months ended June 30, 2018 compared with the 2017 period.

In June 2018, CECONY issued $640 million aggregate principal amount of debentures, due 2021, at a variable interest rate of 0.40 percent above three-month LIBOR and called for redemption on various dates in July and August 2018 the $636 million of CECONY’s tax-exempt debt for which the interest rates were to be determined pursuant to periodic auctions.

In May 2018, CECONY issued $700 million aggregate principal amount of 4.50 percent debentures, due 2058, and $300 million aggregate principal amount of 3.80 percent debentures, due 2028, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.

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

Con Edison’s cash flows from financing for the six months ended June 30, 2018 and 2017 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $50 million.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at June 30, 2018 and 2017 and the average daily balances for the six months ended June 30, 2018 and 2017 for Con Edison and CECONY were as follows:

	2018		2017
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30,	Daily average	Outstanding at June 30,	Daily average
Con Edison	$869	$722	$1,036	$699
CECONY	$550	$354	$750	$330
Weighted average yield	2.2	2.1	1.3	1.0

Capital Requirements and Resources
Contractual Obligations
Con Edison’s material obligations to make payments pursuant to contracts totaled $47,113 million and $43,822 million at June 30, 2018 and December 31, 2017, respectively. The increase at June 30, 2018 is due primarily to an increase in long-term debt, including interest ($2,351 million). See ”Cash Flows from Financing Activities,” above.

Capital Resources
For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission (SEC) basis) for the six months ended June 30, 2018 and 2017 and the twelve months ended December 31, 2017 was:

	Ratio of Earnings to Fixed Charges
	Six Months Ended June 30, 2018(a)	For the Six Months Ended June 30, 2017	For the Twelve Months Ended December 31, 2017
Con Edison	2.7	3.3	3.6
CECONY	3.0	3.4	3.7
(a) The ratios are calculated on a pre-tax basis, and as a result the ratios shown for the six months ended June 30, 2018 do not reflect the reduction in income tax expense under the TCJA but do reflect the reduction in other operating revenues for Con Edison and CECONY of $217 million and $202 million, respectively, resulting from the deferral as a regulatory liability of the estimated net benefits under the TCJA. See “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements.

For each of the Companies, the common equity ratio at June 30, 2018 and December 31, 2017 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2018	December 31, 2017
Con Edison	50.7	51.1
CECONY	50.1	50.8

Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at June 30, 2018, compared with December 31, 2017.

	Con Edison	CECONY
(Millions of Dollars)	2018 vs. 2017 Variation	2018 vs. 2017 Variation
Assets
Other receivables, less allowance for uncollectible accounts	$104	$74
Regulatory asset - Unrecognized pension and other postretirement costs	(359)	(337)
Regulatory asset - MTA Power Reliability costs	100	100
Regulatory asset - Deferred storm costs	44	—
Other deferred charges and noncurrent assets	4	(16)
Liabilities
System benefit charge	$94	$86
Pension and retiree benefits	(484)	(475)
Deferred income taxes and unamortized investment tax credits	215	207
Regulatory liability - TCJA net benefits	217	202
Other deferred credits and noncurrent liabilities	(23)	(17)

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits
The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation, as measured at December 31, 2017, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year's amortization of accounting costs. The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2018. See Notes E and F to the Second Quarter Financial Statements.

Regulatory Asset for MTA Power Reliability Costs
The increase in the regulatory asset for MTA power reliability deferral reflects costs incurred and deferred as a regulatory asset in the 2018 period. See “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements.

Other Receivables and Other Deferred Charges and Noncurrent Assets
The increase in other receivables for Con Edison and CECONY reflects costs related to aid provided by the Utilities in the restoration of power in Puerto Rico in the aftermath of September 2017 hurricanes that have been billed to the appropriate authorities. As of June 30, 2018, Con Edison and CECONY other receivables' balances related to such costs were $100 million and $94 million, respectively. The decrease in other deferred charges and noncurrent assets for Con Edison and CECONY reflects such costs that have already been billed.

Regulatory Liability for TCJA Net Benefits
The changes in the regulatory liability for TCJA net benefits were due to the Utilities’ deferral of estimated net benefits under the TCJA for the six months ended June 30, 2018. See “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements.

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
Deferred Income Taxes and Unamortized Investment Tax Credits
The increase in deferred income taxes and unamortized investment tax credits reflects primarily accelerated tax depreciation and repair deductions.

Off-Balance Sheet Arrangements
None of the Companies’ transactions, agreements or other contractual arrangements meet the SEC definition of off-balance sheet arrangements.

Regulatory Matters
In July 2018, the NYSPSC issued an order adopting an offshore wind renewable energy standard. NYSERDA is to conduct offshore wind project solicitations in 2018 and 2019 for 800 MW in total and purchase offshore wind renewable energy credits (ORECs) from developers under 20 to 25 year contracts. Load serving entities, such as CECONY and O&R, will be required to purchase ORECs from NYSERDA beginning in 2025 when projects are first expected to begin operation.

In July 2018, the NYSPSC issued an order that authorizes CECONY to expand its energy efficiency programs for gas customers. Other smart solutions proposed for natural gas customers, which CECONY addressed in its September 2017 petition to the NYSPSC, are expected to be further considered by the NYSPSC.

For additional information about the Utilities’ regulatory matters, see Note B to the Second Quarter Financial Statements.

Environmental Matters
In 2016, CECONY and another utility responded to a reported dielectric fluid leak at a New Jersey marina on the Hudson River associated with one or two underwater transmission lines, the New Jersey portion of which is owned and operated by the other utility and the New York portion of which is owned and operated by CECONY. In 2017, a dielectric fluid leak was found on one of the underwater transmission lines and repaired. Monitoring is being conducted to evaluate whether any further action is necessary. In 2017, the other utility sued the marina owner, whose pier had collapsed on the transmission lines, seeking, among other things, recovery of its response and repair costs. In February 2018, the marina owner filed claims against both the other utility and CECONY seeking recovery of its alleged costs associated with this matter (including an interim demand for approximately $18.4 million). In April 2018, the other utility responded to the marina owner’s counterclaims and filed cross-claims against CECONY. In May 2018, the other utility also filed a complaint with FERC in which it requested that FERC order CECONY to cooperate with the other utility to remove all of the dielectric fluid from the transmission lines and remove the lines. In June 2018, CECONY responded in opposition to this FERC filing by the other utility and filed counter-claims against the other utility in the court action. CECONY expects that, consistent with the cost allocation provisions of its prior arrangements with the other utility for the transmission lines, the response and repair costs incurred by CECONY, the other utility and the U.S. Coast Guard, net of any recovery from the marina owner, will be shared by CECONY and the other utility and that CECONY's share is not reasonably likely to have a material adverse effect on its financial position, results of operations or liquidity.

For additional information about the Companies’ environmental matters, see Note G to the Second Quarter Financial Statements.

Con Edison Development
The following table provides information about the projects the company has in operation and/or in construction at June 30, 2018:

Project Name	Production Technology	Generating Capacity (a) (MW AC)	Purchased Power Agreement (PPA) Term (In Years) (b)	Actual/Expected In-Service Date (c)	Location (State)
Wholly owned projects
Pilesgrove	Solar	18	(d)	2011	New Jersey
Flemington Solar	Solar	8	(d)	2011	New Jersey
Frenchtown I, II and III	Solar	14	(d)	2011-13	New Jersey
PA Solar	Solar	10	(d)	2012	Pennsylvania
California Solar 2 (e)	Solar	80	20	2014-16	California
Oak Tree Wind	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	6	25	2015	Texas
Texas Solar 5 (e)	Solar	95	25	2015	Texas
Campbell County Wind	Wind	95	30	2015	South Dakota
Texas Solar 7 (e)	Solar	106	25	2016	Texas
California Solar 3 (e)	Solar	110	20	2016	California
Adams Wind (e)	Wind	23	7	2016	Minnesota
Valley View (e)	Wind	10	14	2016	Minnesota
Coram (e)	Wind	102	16	2016	California
Upton County Solar (e)	Solar	158	25	2017	Texas
Panoche Valley (partial)	Solar	62	20	2017	California
Big Timber	Wind	25	25	2018	Montana
Projects of less than 5 MW	Solar / Wind	30	Various	Various	Various
Jointly owned projects (e) (f)
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2	Solar	75	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	38	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW (AC) in Operation		1,383
Panoche Valley (partial)	Solar	78	20	2018	California
Wistaria Solar	Solar	100	20	2018	California
Aurora County Wind	Wind	20	20	2018	South Dakota
Brule County Wind	Wind	20	20	2018	South Dakota
Total MW (AC) in Construction		218
Total MW (AC), All Projects		1,601
(a) Represents Con Edison Development’s ownership interest in the project.
(b) Represents PPA contractual term or remaining term from Con Edison Development’s date of acquisition.
(c) Represents Actual/Expected In-Service Date or Con Edison Development's date of acquisition.
(d) Solar Renewable Energy Credit hedges are in place, in lieu of PPAs, through 2022.
(e) Project has been pledged as security for debt financing.
(f) All of the jointly-owned projects are 50 percent owned, except for Texas Solar 4 (which is 80 percent owned). See Note M to the Second
Quarter Financial Statements.

Con Edison Development's renewable electric production volumes generated for the three and six months ended June 30, 2018 compared with the 2017 period were:

	Millions of kWh Generated
	For the Three Months Ended				For the Six Months Ended
Description	June 30, 2018	June 30, 2017	Variation	Percent Variation	June 30, 2018	June 30, 2017	Variation	Percent Variation
Renewable electric production projects
Solar	804	612	192	31.4%	1,335	1,011	324	32.0%
Wind	296	279	17	6.1%	530	517	13	2.5%
Total	1,100	891	209	23.5%	1,865	1,528	337	22.1%

Con Edison Transmission
CET Electric
In June 2018, the NYISO management committee supported the NYISO Staff recommendation to the NYISO Board of Directors to select two projects that were submitted under the NYISO’s FERC-approved public policy planning process by developers other than NY Transco. The NYISO Board is expected to make its final decision after engaging in additional review. CET Electric owns a 45.7 percent interest in NY Transco.

CET Gas
Certain federal and state regulatory approvals for the Mountain Valley Pipeline are being challenged and, as a result, construction has been delayed on portions of the project. In July 2018, Mountain Valley Pipeline LLC indicated that the project has an estimated total cost of $3,500 million to $3,700 million and is targeted to be fully in-service by the end of the first quarter of 2019. CET Gas owns a 12.5 percent interest in the Mountain Valley Pipeline.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at June 30, 2018, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $6 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note K to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2018, a 10 percent decline in market prices would result in a decline in fair value of $79 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $71 million is for CECONY and $8 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	June 30, 2018	December 31, 2017
(Millions of Dollars)
Average for the period	$—	$—
High	1	1
Low	—	—

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

The Companies’ current investment policy for pension plan assets includes investment targets of 53 to 63 percent equities and 35 to 49 percent fixed income and other securities. At June 30, 2018, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.

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

Item 6: Exhibits
Con Edison

Exhibit 4.1
First Supplemental Indenture, dated as of August 1, 2009, between Con Edison and The Bank of New York Mellon (formerly known as The Bank of New York (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank))), as Trustee. (Incorporated by reference to Exhibit 4.2 to Con Edison’s Registration Statement No. 333-161018.)

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2018 and 2017, and the 12-month period ended December 31, 2017.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 4.2.1	Form of CECONY’s 3.80% Debentures, Series 2018 A. (Incorporated by reference to Exhibit 4.1 to CECONY’s Current Report on Form 8-K, dated May 7, 2018 (File No. 1-1217).).
Exhibit 4.2.2	Form of CECONY’s 4.50% Debentures, Series 2018 B. (Incorporated by reference to Exhibit 4.2 to CECONY’s Current Report on Form 8-K, dated May 7, 2018 (File No. 1-1217).).
Exhibit 4.2.3	Form of CECONY’s Floating Rate Debentures, Series 2018 C. (Incorporated by reference to Exhibit 4 to CECONY’s Current Report on Form 8-K, dated June 21, 2018 (File No. 1-1217).).
Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2018 and 2017, and the 12-month period ended December 31, 2017.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: August 2, 2018	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer