Form 10-Q
period 2018-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2018-11-01
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of October 31, 2018, Con Edison had outstanding 311,418,948 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	changes to tax laws could adversely affect the Companies;

•	the Companies’ strategies may not be effective to address changes in the external business environment;

•	when the acquisition of Sempra Solar Holdings, LLC will be completed, if at all (see Note O to the financial statements in Part I, Item 1 of this report); and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars/Except Share Data)	2018	2017	2018	2017
OPERATING REVENUES
Electric	$2,783	$2,675	$6,611	$6,573
Gas	298	296	1,726	1,593
Steam	64	62	474	448
Non-utility	183	178	577	458
TOTAL OPERATING REVENUES	3,328	3,211	9,388	9,072
OPERATING EXPENSES
Purchased power	545	460	1,287	1,253
Fuel	39	30	201	169
Gas purchased for resale	164	115	736	584
Other operations and maintenance	797	811	2,389	2,283
Depreciation and amortization	360	337	1,061	998
Taxes, other than income taxes	597	544	1,707	1,597
TOTAL OPERATING EXPENSES	2,502	2,297	7,381	6,884
Gain on sale of solar electric production project	—	—	—	1
OPERATING INCOME	826	914	2,007	2,189
OTHER INCOME (DEDUCTIONS)
Investment income	39	37	96	90
Other income	7	3	18	12
Allowance for equity funds used during construction	4	3	11	8
Other deductions	(61)	(45)	(154)	(135)
TOTAL OTHER INCOME (DEDUCTIONS)	(11)	(2)	(29)	(25)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	815	912	1,978	2,164
INTEREST EXPENSE
Interest on long-term debt	195	183	576	539
Other interest	13	4	28	11
Allowance for borrowed funds used during construction	(3)	(2)	(7)	(5)
NET INTEREST EXPENSE	205	185	597	545
INCOME BEFORE INCOME TAX EXPENSE	610	727	1,381	1,619
INCOME TAX EXPENSE	175	270	330	599
NET INCOME	$435	$457	$1,051	$1,020
Net income per common share—basic	$1.40	$1.48	$3.38	$3.33
Net income per common share—diluted	$1.39	$1.48	$3.37	$3.31
DIVIDENDS DECLARED PER COMMON SHARE	$0.72	$0.69	$2.15	$2.07
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	311.1	307.8	310.8	306.2
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	312.3	309.3	311.9	307.7
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2018	2017	2018	2017
NET INCOME	$435	$457	$1,051	$1,020
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	2	1	8	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	2	1	8	1
COMPREHENSIVE INCOME	$437	$458	$1,059	$1,021
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2018	2017
OPERATING ACTIVITIES
Net income	$1,051	$1,020
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,061	998
Deferred income taxes	308	626
Rate case amortization and accruals	(85)	(93)
Common equity component of allowance for funds used during construction	(11)	(8)
Net derivative gains	5	(4)
Unbilled revenue and net unbilled revenue deferrals	135	37
Gain on sale of solar electric production project	—	(1)
Other non-cash items, net	(44)	(38)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(246)	1
Materials and supplies, including fuel oil and gas in storage	(4)	2
Other receivables and other current assets	(31)	(39)
Taxes receivable	47	33
Prepayments	(487)	(433)
Accounts payable	(8)	(54)
Pensions and retiree benefits obligations, net	264	305
Pensions and retiree benefits contributions	(475)	(462)
Accrued taxes	(60)	(21)
Accrued interest	67	59
Superfund and environmental remediation costs, net	(14)	(9)
Distributions from equity investments	88	87
System benefit charge	74	194
Deferred charges, noncurrent assets and other regulatory assets	(223)	(18)
Deferred credits and other regulatory liabilities	382	(40)
Other current and noncurrent liabilities	(194)	85
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,600	2,227
INVESTING ACTIVITIES
Utility construction expenditures	(2,457)	(2,148)
Cost of removal less salvage	(188)	(185)
Non-utility construction expenditures	(193)	(288)
Investments in electric and gas transmission projects	(123)	(29)
Investments in/acquisitions of renewable electric production projects	(15)	(1)
Proceeds from sale of assets	—	34
Other investing activities	29	32
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,947)	(2,585)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	775	(698)
Issuance of long-term debt	1,905	997
Retirement of long-term debt	(1,319)	(429)
Debt issuance costs	(21)	(12)
Common stock dividends	(631)	(600)
Issuance of common shares - public offering	—	343
Issuance of common shares for stock plans	39	37
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	748	(362)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(599)	(720)
BALANCE AT BEGINNING OF PERIOD	844	830
BALANCE AT END OF PERIOD	$245	$110
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$519	$479
Income taxes	$(1)	$(34)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$318	$352
Issuance of common shares for dividend reinvestment	$36	$35
Software licenses acquired but unpaid as of end of period	$100	—

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$199	$797
Accounts receivable – customers, less allowance for uncollectible accounts of $62 and $63 in 2018 and 2017, respectively	1,350	1,103
Other receivables, less allowance for uncollectible accounts of $6 and $8 in 2018 and 2017, respectively	263	160
Taxes receivable	29	76
Accrued unbilled revenue	350	598
Fuel oil, gas in storage, materials and supplies, at average cost	338	334
Prepayments	665	178
Regulatory assets	25	67
Restricted cash	46	47
Other current assets	91	177
TOTAL CURRENT ASSETS	3,356	3,537
INVESTMENTS	2,131	2,001
UTILITY PLANT, AT ORIGINAL COST
Electric	30,077	28,994
Gas	8,877	8,256
Steam	2,500	2,473
General	3,205	3,008
TOTAL	44,659	42,731
Less: Accumulated depreciation	9,580	9,063
Net	35,079	33,668
Construction work in progress	1,901	1,605
NET UTILITY PLANT	36,980	35,273
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $248 and $201 in 2018 and 2017, respectively	1,837	1,776
Construction work in progress	566	551
NET PLANT	39,383	37,600
OTHER NONCURRENT ASSETS
Goodwill	439	428
Intangible assets, less accumulated amortization of $21 and $15 in 2018 and 2017, respectively	132	131
Regulatory assets	3,950	4,266
Other deferred charges and noncurrent assets	153	148
TOTAL OTHER NONCURRENT ASSETS	4,674	4,973
TOTAL ASSETS	$49,544	$48,111
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,128	$1,298
Notes payable	1,352	577
Accounts payable	1,173	1,286
Customer deposits	351	346
Accrued taxes	48	108
Accrued interest	210	143
Accrued wages	109	105
Fair value of derivative liabilities	18	17
Regulatory liabilities	108	101
System benefit charge	609	535
Other current liabilities	295	386
TOTAL CURRENT LIABILITIES	5,401	4,902
NONCURRENT LIABILITIES
Provision for injuries and damages	158	153
Pensions and retiree benefits	804	1,443
Superfund and other environmental costs	720	737
Asset retirement obligations	320	314
Fair value of derivative liabilities	13	38
Deferred income taxes and unamortized investment tax credits	5,834	5,495
Regulatory liabilities	4,624	4,577
Other deferred credits and noncurrent liabilities	292	296
TOTAL NONCURRENT LIABILITIES	12,765	13,053
LONG-TERM DEBT	15,480	14,731
EQUITY
Common shareholders’ equity	15,887	15,418
Noncontrolling interest	11	7
TOTAL EQUITY (See Statement of Equity)	15,898	15,425
TOTAL LIABILITIES AND EQUITY	$49,544	$48,111
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	310	$34	$6,298	$10,235	23	$(1,038)	$(85)	$(26)	$7	$15,425
Net income				1,051						1,051
Common stock dividends				(667)						(667)
Issuance of common shares for stock plans	1		77							77
Other comprehensive income								8		8
Noncontrolling interest									4	4
BALANCE AS OF SEPTEMBER 30, 2018	311	$34	$6,375	$10,619	23	$(1,038)	$(85)	$(18)	$11	$15,898
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2018	2017	2018	2017
OPERATING REVENUES
Electric	$2,571	$2,469	$6,107	$6,079
Gas	264	268	1,540	1,421
Steam	64	62	474	448
TOTAL OPERATING REVENUES	2,899	2,799	8,121	7,948
OPERATING EXPENSES
Purchased power	472	400	1,117	1,110
Fuel	39	30	201	169
Gas purchased for resale	66	58	457	372
Other operations and maintenance	666	655	1,926	1,884
Depreciation and amortization	322	300	949	891
Taxes, other than income taxes	570	520	1,621	1,523
TOTAL OPERATING EXPENSES	2,135	1,963	6,271	5,949
OPERATING INCOME	764	836	1,850	1,999
OTHER INCOME (DEDUCTIONS)
Investment and other income	6	2	14	9
Allowance for equity funds used during construction	4	3	10	7
Other deductions	(43)	(41)	(123)	(118)
TOTAL OTHER INCOME (DEDUCTIONS)	(33)	(36)	(99)	(102)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	731	800	1,751	1,897
INTEREST EXPENSE
Interest on long-term debt	167	155	492	456
Other interest	10	4	23	11
Allowance for borrowed funds used during construction	(2)	(2)	(7)	(4)
NET INTEREST EXPENSE	175	157	508	463
INCOME BEFORE INCOME TAX EXPENSE	556	643	1,243	1,434
INCOME TAX EXPENSE	125	242	274	551
NET INCOME	$431	$401	$969	$883
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2018	2017	2018	2017
NET INCOME	$431	$401	$969	$883
OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	1	1	1
COMPREHENSIVE INCOME	$431	$402	$970	$884
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2018	2017
OPERATING ACTIVITIES
Net income	$969	$883
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	949	891
Deferred income taxes	346	566
Rate case amortization and accruals	(98)	(107)
Common equity component of allowance for funds used during construction	(10)	(7)
Unbilled revenue and net unbilled revenue deferrals	43	37
Other non-cash items, net	(20)	(51)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(218)	18
Materials and supplies, including fuel oil and gas in storage	(3)	(18)
Other receivables and other current assets	(47)	29
Accounts receivable from affiliated companies	(267)	12
Prepayments	(448)	(398)
Accounts payable	(32)	(20)
Accounts payable to affiliated companies	8	1
Pensions and retiree benefits obligations, net	242	274
Pensions and retiree benefits contributions	(436)	(416)
Superfund and environmental remediation costs, net	(14)	(7)
Accrued taxes	(63)	(18)
Accrued taxes to affiliated companies	(72)	(119)
Accrued interest	67	61
System benefit charge	70	175
Deferred charges, noncurrent assets and other regulatory assets	(158)	(60)
Deferred credits and other regulatory liabilities	376	77
Other current and noncurrent liabilities	(99)	(13)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,085	1,790
INVESTING ACTIVITIES
Utility construction expenditures	(2,315)	(2,020)
Cost of removal less salvage	(183)	(179)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,498)	(2,199)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	854	(453)
Issuance of long-term debt	1,640	500
Retirement of long-term debt	(1,236)	—
Debt issuance costs	(18)	(7)
Capital contribution by parent	95	279
Dividend to parent	(635)	(597)
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	700	(278)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(713)	(687)
BALANCE AT BEGINNING OF PERIOD	730	704
BALANCE AT END OF PERIOD	$17	$17
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$424	$388
Income taxes	$268	$96
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$279	$240
Software licenses acquired but unpaid as of end of period	$95	—
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$17	$730
Accounts receivable – customers, less allowance for uncollectible accounts of $57 and $58 in 2018 and 2017, respectively	1,228	1,009
Other receivables, less allowance for uncollectible accounts of $5 and $7 in 2018 and 2017, respectively	167	92
Taxes receivable	5	19
Accrued unbilled revenue	298	454
Accounts receivable from affiliated companies	331	64
Fuel oil, gas in storage, materials and supplies, at average cost	290	287
Prepayments	556	108
Regulatory assets	19	62
Other current assets	59	84
TOTAL CURRENT ASSETS	2,970	2,909
INVESTMENTS	415	383
UTILITY PLANT, AT ORIGINAL COST
Electric	28,308	27,299
Gas	8,083	7,499
Steam	2,500	2,473
General	2,932	2,753
TOTAL	41,823	40,024
Less: Accumulated depreciation	8,801	8,321
Net	33,022	31,703
Construction work in progress	1,803	1,502
NET UTILITY PLANT	34,825	33,205
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2018 and 2017	4	4
NET PLANT	34,829	33,209
OTHER NONCURRENT ASSETS
Regulatory assets	3,576	3,863
Other deferred charges and noncurrent assets	69	87
TOTAL OTHER NONCURRENT ASSETS	3,645	3,950
TOTAL ASSETS	$41,859	$40,451
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,075	$1,200
Notes payable	1,004	150
Accounts payable	953	1,057
Accounts payable to affiliated companies	18	10
Customer deposits	339	334
Accrued taxes	39	102
Accrued taxes to affiliated companies	—	72
Accrued interest	180	113
Accrued wages	99	95
Fair value of derivative liabilities	4	12
Regulatory liabilities	85	65
System benefit charge	553	483
Other current liabilities	234	245
TOTAL CURRENT LIABILITIES	4,583	3,938
NONCURRENT LIABILITIES
Provision for injuries and damages	153	147
Pensions and retiree benefits	547	1,140
Superfund and other environmental costs	626	637
Asset retirement obligations	296	287
Fair value of derivative liabilities	9	31
Deferred income taxes and unamortized investment tax credits	5,707	5,306
Regulatory liabilities	4,242	4,219
Other deferred credits and noncurrent liabilities	240	242
TOTAL NONCURRENT LIABILITIES	11,820	12,009
LONG-TERM DEBT	12,587	12,065
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	12,869	12,439
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$41,859	$40,451
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	235	$589	$4,649	$8,231	$(962)	$(62)	$(6)	$12,439
Net income				969				969
Common stock dividend to parent				(635)				(635)
Capital contribution by parent			95					95
Other comprehensive income							1	1
BALANCE AS OF SEPTEMBER 30, 2018	235	$589	$4,744	$8,565	$(962)	$(62)	$(5)	$12,869
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2017 and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Revenue Recognition
The following table presents, for the three and nine months ended September 30, 2018, revenue from contracts with customers as defined in Topic 606, as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended September 30, 2018				For the Nine Months Ended September 30, 2018
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$2,631		$(60)	$2,571	$6,106		$1	$6,107
Gas	264		—	264	1,516		24	1,540
Steam	64		—	64	467		7	474
Total CECONY	$2,959		$(60)	$2,899	$8,089		$32	$8,121
O&R
Electric	215		(3)	212	508		(3)	505
Gas	31		3	34	179		7	186
Total O&R	$246		$—	$246	$687		$4	$691
Clean Energy Businesses
Renewables	68	(b)	—	68	273	(b)	—	273
Energy services	24		—	24	65		—	65
Other	—		89	89	—		235	235
Total Clean Energy Businesses	$92		$89	$181	$338		$235	$573
Con Edison Transmission	1		—	1	3		—	3
Other (c)	—		1	1	—		—	—
Total Con Edison	$3,298		$30	$3,328	$9,117		$271	$9,388
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the total for Renewables revenue at the Clean Energy Businesses is $3 million and $100 million for the three and nine months ended September 30, 2018, respectively, of revenue related to engineering, procurement and construction services.

(c)	Parent company and consolidation adjustments.

The Utilities have the obligation to deliver electricity, gas and steam energy to their customers. The Utilities recognize revenues as this performance obligation is satisfied over time as the Utilities deliver, and the customers simultaneously receive and consume, the energy. The amount of revenues recognized reflects the consideration the Utilities expect to receive in exchange for delivering the energy. Under their tariffs, the transaction price for full-service customers includes the Utilities’ energy cost and for all customers includes delivery charges determined based on customer class and in accordance with established tariffs and guidelines of the New York State Public Service Commission (NYSPSC) or the New Jersey Board of Public Utilities (NJBPU), as applicable. Accordingly, there is no unsatisfied performance obligation associated with these customers. The transaction price is applied to the Utilities’ revenue generating activities through the customer billing process. Because energy is delivered over time, the Utilities use output methods that recognize revenue based on direct measurement of the value transferred, such as units delivered, which provides an accurate measure of value for the energy delivered. The Utilities accrue revenues at the end of each month for estimated energy delivered but not yet billed to customers. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the NYSPSC to be retained by the Utilities, for refund to firm gas sales and transportation customers.

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

(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1, 2018	$58	$87
Additions (c)	111	34
Subtractions (c)	138	105	(d)
Ending balance as of September 30, 2018	$31	$16

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

As of September 30, 2018, the aggregate amount of the remaining fixed performance obligations is $124 million, of which $87 million will be recognized within the next two years, and the remaining $37 million will be recognized pursuant to long-term service and maintenance agreements.

Revenues are recorded as energy is delivered, generated or services are provided and billed to customers, except for services under percentage-of-completion contracts. Amounts billed are recorded in accounts receivable - customers, with payment generally due the following month. Con Edison’s and the Utilities’ accounts receivable - customers balance also reflects the Utilities’ purchase of receivables from energy service companies to support retail choice programs. Accrued revenues not yet billed to customers are recorded as accrued unbilled revenues.

Utility Plant
At September 30, 2018, utility plant of Con Edison and CECONY included $102 million and $97 million, respectively, related to a May 2018 acquisition of software licenses. The software licenses asset is being amortized over a period of 15 years, and the estimated aggregate annual amortization expense for Con Edison and CECONY is $7 million. At September 30, 2018, the accumulated amortization for Con Edison and CECONY was $2 million and $1 million, respectively.

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

For the three and nine months ended September 30, 2018 and 2017, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2018	2017	2018	2017
Net income	$435	$457	$1,051	$1,020
Weighted average common shares outstanding – basic	311.1	307.8	310.8	306.2
Add: Incremental shares attributable to effect of potentially dilutive securities	1.2	1.5	1.1	1.5
Adjusted weighted average common shares outstanding – diluted	312.3	309.3	311.9	307.7
Net Income per common share – basic	$1.40	$1.48	$3.38	$3.33
Net Income per common share – diluted	$1.39	$1.48	$3.37	$3.31

The computation of diluted EPS for the three and nine months ended September 30, 2018 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and nine months ended September 30, 2018 and 2017, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Beginning balance, accumulated OCI, net of taxes (a)	$(20)	$(27)	$(5)	$(7)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2018 and 2017 (a)(b)	2	1	—	1
Current period OCI, net of taxes	2	1	—	1
Ending balance, accumulated OCI, net of taxes	$(18)	$(26)	$(5)	$(6)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Beginning balance, accumulated OCI, net of taxes (a)	$(26)	$(27)	$(6)	$(7)
OCI before reclassifications, net of tax of $(1) and $1 for Con Edison in 2018 and 2017, respectively	3	(2)	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison in 2018 and 2017 (a)(b)	5	3	1	1
Current period OCI, net of taxes	8	1	1	1
Ending balance, accumulated OCI, net of taxes	$(18)	$(26)	$(5)	$(6)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.

(b)
For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit cost. See Notes E and F.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
On January 1, 2018, the Companies adopted Accounting Standard Update (ASU) 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which they applied retrospectively for each prior period presented. Pursuant to ASU 2016-18, cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At September 30, 2018 and 2017, cash, temporary cash investments and restricted cash for Con Edison and CECONY are as follows:

	At September 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Cash and temporary cash investments	$199	$69	$17	$17
Restricted cash (a)	46	41	—	—
Total cash, temporary cash investments and restricted cash	$245	$110	$17	$17

(a)
Restricted cash is comprised of O&R's New Jersey utility subsidiary, Rockland Electric Company transition bond charge collections, net of principal, interest, trustee and service fees ($2 million at September 30, 2018 and 2017) that are restricted until the bonds mature in 2019, and the Clean Energy Businesses' cash collateral held for project finance agreements ($44 million and $39 million at September 30, 2018 and 2017, respectively) that are restricted until varying maturity dates. For these projects, such funds are restricted to being used for normal operating expenses and capital expenditures, debt service, and required reserves.

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

Other Regulatory Matters
In August and November 2017, the NYSPSC issued orders in its proceeding investigating an April 21, 2017 Metropolitan Transportation Authority (MTA) subway power outage. The orders indicated that the investigation determined that the outage was caused by a failure of CECONY’s electricity supply to a subway station, which led to a loss of the subway signals, and that one of the secondary services to the MTA facility had been improperly rerouted and was not properly documented by the company. The orders also indicated that the loss of power to the subway station affected multiple subway lines and caused widespread delays across the subway system. Pursuant to the orders, the company is required to take certain actions, including inspecting, repairing and installing certain electrical equipment that serves the subway system, analyzing power supply and power quality events affecting the MTA’s signaling services, and filing monthly reports with the NYSPSC on all of the company's activities related to the subway system. Through September 30, 2018, the company incurred costs related to this matter of $219 million. Included in this amount is $30 million in capital and operating and maintenance costs reflected in the company's electric rate plan and $189 million deferred as a regulatory asset pursuant to the rate plan. The company, which plans to complete the required actions in 2018, expects to incur costs related to this matter during the remainder of 2018 of $51 million, which is expected to be deferred as a regulatory asset pursuant to the rate plan.

In December 2017, the NYSPSC issued an order initiating a proceeding to study the potential effects of the federal Tax Cuts and Jobs Act of 2017 (TCJA) on income tax expense and liabilities of New York State utilities and the regulatory treatment to preserve the resulting benefits for customers. Upon enactment of the TCJA in December 2017, CECONY and O&R re-measured their deferred tax assets and liabilities and accrued net regulatory liabilities for future income taxes of $3,513 million and $161 million, respectively. In September 2018, CECONY and O&R accrued additional net regulatory liabilities for future income tax of $51 million and $7 million, respectively (see Note I). Under the rate normalization requirements continued by the TCJA, the "protected" portion of their net regulatory liabilities related to certain accelerated tax depreciation benefits ($2,593 million and $133 million, respectively) is to be amortized over the remaining lives of the related assets. The remainder of the net regulatory liabilities, or "unprotected" portion, ($971 million and $35 million, respectively) is to be amortized as determined by the NYSPSC.

In August 2018, the NYSPSC ordered CECONY to begin on January 1, 2019 to credit the company's electric and gas customers, and to begin on October 1, 2018 to credit its steam customers, with the net benefits of the TCJA as measured based on amounts reflected in its rate plans prior to the enactment of the TCJA. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes.

CECONY estimates that its credit of net benefits to its electric, gas and steam customers in 2019 will amount to $247 million, $102 million and $25 million, respectively (and that its credit to its steam customers in the fourth quarter of 2018 will be $6 million). CECONY’s net benefits prior to January 1, 2019 allocable to the company’s electric customers (estimated $304 million) are to be deferred and addressed in its next electric rate proceeding. CECONY’s net benefits prior to January 1, 2019 allocable to the company’s gas customers (estimated $82 million) and net benefits prior to October 1, 2018 allocable to the company’s steam customers ($15 million) are to be amortized over a three-year period. CECONY’s net regulatory liability for future income taxes, including both the protected and unprotected portions, allocable to the company’s electric customers ($2,514 million) is to continue to be deferred until its next electric rate proceeding and the amounts allocable to its gas and steam customers ($808 million and $190 million, respectively) are to be amortized over the remaining lives of the related assets (with the amortization period for the unprotected portion subject to review in its next gas and steam rate proceedings). O&R, in its ongoing rate proceedings (see “Rate Plans,” above), intends to reflect its TCJA net benefits in its electric and gas rates beginning as of January 1, 2019, to amortize its net benefits prior to January 1, 2019 (estimated $22 million) over a three-year period and to amortize the protected portion of its net regulatory liability for future income taxes over the remaining lives of the related assets and the unprotected portion over a fifteen-year period.

For the nine months ended September 30, 2018, the Utilities deferred as regulatory liabilities estimated net benefits of the TCJA of $325 million, which represented approximately three quarters of their estimated annual net benefits.

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
In March 2018, Winter Storms Riley and Quinn caused damage to the Utilities’ electric distribution systems and interrupted service to approximately 209,000 CECONY customers, 93,000 O&R customers and 44,000 RECO customers. Through September 30, 2018, CECONY's costs related to March 2018 storms, including Riley and Quinn, amounted to $125 million, including operation and maintenance expenses reflected in its electric rate plan ($16 million), operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan ($76 million), capital expenditures ($27 million) and removal costs ($6 million). O&R and RECO had storm-related costs of $44 million and $17 million, respectively, most of which were deferred as regulatory assets pursuant to their electric rate plans. Recovery of CECONY and O&R storm-related costs is subject to review by the NYSPSC, and recovery of RECO storm-related costs is subject to review by the NJBPU. The NYSPSC is investigating the preparation and response to the storms by CECONY, O&R, and other New York electric utilities, including all aspects of their emergency response plans, and may penalize them. In July 2018, the NJBPU adopted NJBPU staff's recommendations to increase requirements for New Jersey utilities, including RECO, relating to pre-storm preparations, restoration of service and communications and outreach. The Companies are unable to estimate the amount or range of their possible loss in connection with the storms.
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
In July 2018, the NYSPSC commenced an investigation into the rupture of a CECONY steam main (see Note H).

Regulatory Assets and Liabilities
Regulatory assets and liabilities at September 30, 2018 and December 31, 2017 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Regulatory assets
Unrecognized pension and other postretirement costs	$2,001	$2,526	$1,881	$2,376
Environmental remediation costs	754	793	653	677
Revenue taxes	287	260	274	248
MTA power reliability deferral	189	50	189	50
Property tax reconciliation	85	51	68	25
Deferred storm costs	80	38	—	—
Pension and other postretirement benefits deferrals	73	79	56	58
Municipal infrastructure support costs	73	56	73	56
Recoverable energy costs	62	60	57	52
Unamortized loss on reacquired debt	37	37	36	35
Meadowlands heater odorization project	36	18	36	18
Brooklyn Queens demand management program	30	37	30	37
Preferred stock redemption	23	24	23	24
Deferred derivative losses	21	44	16	37
Gate station upgrade project	19	13	19	13
Recoverable REV demonstration project costs	18	19	16	17
Indian Point Energy Center program costs	15	29	15	29
Workers’ compensation	6	10	6	10
O&R transition bond charges	3	9	—	—
Other	138	113	128	101
Regulatory assets – noncurrent	3,950	4,266	3,576	3,863
Deferred derivative losses	19	40	14	37
Recoverable energy costs	6	27	5	25
Regulatory assets – current	25	67	19	62
Total Regulatory Assets	$3,975	$4,333	$3,595	$3,925
Regulatory liabilities
Future income tax	$2,547	$2,545	$2,389	$2,390
Allowance for cost of removal less salvage	878	846	745	719
TCJA net benefits*	325	—	304	—
Energy efficiency portfolio standard unencumbered funds	127	127	122	122
Pension and other postretirement benefit deferrals	120	207	97	181
Net unbilled revenue deferrals	86	183	86	183
Unrecognized other postretirement costs	78	92	78	92
Property tax reconciliation	57	107	57	107
Property tax refunds	45	44	45	44
Settlement of prudence proceeding	44	66	44	66
Earnings sharing - electric, gas and steam	25	29	16	19
Carrying charges on repair allowance and bonus depreciation	24	43	24	42
New York State income tax rate change	21	36	22	35
Settlement of gas proceedings	16	27	16	27
Base rate change deferrals	13	21	13	21
Variable-rate tax-exempt debt – cost rate reconciliation	7	30	6	26
Net utility plant reconciliations	7	12	4	8
Other	204	162	174	137
Regulatory liabilities – noncurrent	4,624	4,577	4,242	4,219
Revenue decoupling mechanism	56	29	55	21
Refundable energy costs	32	41	12	16
Deferred derivative gains	20	31	18	28
Regulatory liabilities – current	108	101	85	65
Total Regulatory Liabilities	$4,732	$4,678	$4,327	$4,284
* See "Other Regulatory Matters," above.

Note C – Capitalization
In April 2018, CECONY redeemed at maturity $600 million of 5.85 percent 10-year debentures. In May 2018, CECONY issued $300 million aggregate principal amount of 3.80 percent debentures, due 2028, and $700 million aggregate principal amount of 4.50 percent debentures, due 2058. In June 2018, CECONY issued $640 million of floating rate debentures, due 2021, and in July and August 2018, CECONY redeemed $636 million of its tax-exempt debt for which the interest rates were to be determined pursuant to periodic auctions. In August 2018, O&R issued $125 million aggregate principal amount of 4.35 percent debentures, due 2048, and agreed to issue an additional $25 million aggregate principal amount of debentures in December 2018. In September 2018, O&R redeemed at maturity $50 million of 6.15 percent 10-year debentures. In September 2018, a Con Edison Development subsidiary issued $140 million aggregate principal amount of 4.41 percent Senior Notes, due 2028, secured by five of the company's wind electric production projects.

The carrying amounts and fair values of long-term debt at September 30, 2018 and December 31, 2017 were:

(Millions of Dollars)	2018		2017
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$16,608	$17,369	$16,029	$18,147
CECONY	$13,662	$14,333	$13,265	$15,163

(a)
Amounts shown are net of unamortized debt expense and unamortized debt discount of $149 million and $128 million for Con Edison and CECONY, respectively, as of September 30, 2018 and $142 million and $121 million for Con Edison and CECONY, respectively, as of December 31, 2017.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at September 30, 2018 are classified as Level 2 (see Note L).

Note D – Short-Term Borrowing
At September 30, 2018, Con Edison had $1,352 million of commercial paper outstanding of which $1,004 million was outstanding under CECONY’s program. The weighted average interest rate at September 30, 2018 was 2.3 percent for both Con Edison and CECONY. At December 31, 2017, Con Edison had $577 million of commercial paper outstanding of which $150 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2017 was 1.8 percent for both Con Edison and CECONY.
At September 30, 2018 and December 31, 2017, no loans were outstanding under the credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of September 30, 2018 and December 31, 2017.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Service cost – including administrative expenses	$72	$66	$68	$61
Interest cost on projected benefit obligation	140	148	131	139
Expected return on plan assets	(258)	(243)	(245)	(229)
Recognition of net actuarial loss	172	149	163	141
Recognition of prior service cost/(credit)	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST	$122	$116	$112	$107
Cost capitalized	(32)	(40)	(30)	(37)
Reconciliation to rate level	(22)	(14)	(24)	(16)
Total expense recognized	$68	$62	$58	$54

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Service cost – including administrative expenses	$218	$197	$204	$184
Interest cost on projected benefit obligation	420	444	394	416
Expected return on plan assets	(775)	(726)	(734)	(689)
Recognition of net actuarial loss	516	446	488	423
Recognition of prior service cost/(credit)	(13)	(13)	(15)	(14)
TOTAL PERIODIC BENEFIT COST	$366	$348	$337	$320
Cost capitalized	(94)	(134)	(89)	(125)
Reconciliation to rate level	(68)	(28)	(74)	(32)
Total expense recognized	$204	$186	$174	$163

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

Expected Contributions
Based on estimates as of September 30, 2018, the Companies expect to make contributions to the pension plans during 2018 of $472 million (of which $433 million is to be contributed by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first nine months of 2018, the Companies contributed $469 million to the pension plans (of which $431 million was contributed by CECONY). CECONY also contributed $17 million to the external trust for its non-qualified supplemental plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Service cost	$5	$5	$3	$3
Interest cost on accumulated other postretirement benefit obligation	11	11	9	9
Expected return on plan assets	(18)	(17)	(16)	(15)
Recognition of net actuarial loss/(gain)	2	1	1	—
Recognition of prior service cost/(credit)	(2)	(5)	(1)	(3)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$(2)	$(5)	$(4)	$(6)
Cost capitalized	(2)	2	(1)	2
Reconciliation to rate level	2	(1)	2	—
Total expense/(credit) recognized	$(2)	$(4)	$(3)	$(4)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Service cost	$15	$15	$10	$10
Interest cost on accumulated other postretirement benefit obligation	32	34	26	28
Expected return on plan assets	(55)	(52)	(47)	(45)
Recognition of net actuarial loss/(gain)	6	2	2	(2)
Recognition of prior service cost/(credit)	(5)	(13)	(2)	(9)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$(7)	$(14)	$(11)	$(18)
Cost capitalized	(6)	6	(4)	7
Reconciliation to rate level	6	(3)	7	(1)
Total expense/(credit) recognized	$(7)	$(11)	$(8)	$(12)

For information about the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” see Note E.

Contributions
During the first nine months of 2018, the Companies contributed $6 million, substantially all of which was contributed by CECONY, to the other postretirement benefit plans. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2018 and December 31, 2017 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Accrued Liabilities:
Manufactured gas plant sites	$639	$651	$546	$551
Other Superfund Sites	81	86	80	86
Total	$720	$737	$626	$637
Regulatory assets	$754	$793	$653	$677

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
Environmental remediation costs incurred related to Superfund Sites for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Remediation costs incurred	$8	$4	$5	$3

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Remediation costs incurred	$17	$18	$14	$13

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and nine months ended September 30, 2018 and 2017.
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At September 30, 2018, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2018 and December 31, 2017 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$80	$84	$76	$80
Regulatory assets – workers’ compensation	$6	$10	$6	$10

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At September 30, 2018, the company had not accrued a liability for damages related to the incident.

Manhattan Steam Main Rupture
In July 2018, a CECONY steam main located on Fifth Avenue and 21st street in Manhattan ruptured. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of buildings and streets for various periods. The NYSPSC has commenced an investigation. As of September 30, 2018, with respect to the incident, the company incurred estimated operating costs of $10 million for property damage, clean- up and other response costs and invested $7 million in capital and retirement costs. The company has notified its insurers of the incident and believes that the policies currently in force will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages to others in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At September 30, 2018, the company had not accrued a liability related to the incident.

Other Contingencies
See "Other Regulatory Matters" in Note B and “Uncertain Tax Positions” in Note I.

Guarantees
Con Edison has guaranteed the obligations of a Con Edison Development subsidiary under the purchase and sale agreement for its acquisition of Sempra Solar Holdings, LLC, including the payment of the purchase price for the acquisition ($1,540 million, subject to closing adjustments, including working capital). See Note O.

Con Edison and its subsidiaries have entered into various other agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these other agreements totaled $1,991 million and $2,073 million at September 30, 2018 and December 31, 2017, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these other agreements at September 30, 2018 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$744	$404	$—	$1,148
Energy transactions	434	24	201	659
Renewable electric production projects	93	—	21	114
Other	70	—	—	70
Total	$1,341	$428	$222	$1,991
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

Note I – Income Tax
Con Edison’s income tax expense decreased to $175 million for the three months ended September 30, 2018 from $270 million for the three months ended September 30, 2017. CECONY’s income tax expense decreased to $125 million for the three months ended September 30, 2018 from $242 million for the three months ended September 30, 2017. The decrease in income tax expense for both Companies is due primarily to lower income before income tax expense, the lower corporate federal income tax rate of 21 percent in 2018 resulting from the enactment of the TCJA and an increase in the amortization of excess deferred federal income taxes due to the TCJA. Con Edison’s decrease in income tax expense was offset in part by $42 million of income tax expense which, as discussed below, resulted from newly issued guidance on the TCJA and the subsequent re-measurement of deferred tax assets associated with Con Edison’s 2017 federal net operating loss (NOL) carryover into 2018.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended September 30, is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2018	2017	2018	2017
STATUTORY TAX RATE
Federal	21%	35%	21%	35%
Changes in computed taxes resulting from:
State income tax	5	5	5	4
Other plant-related items	(1)	(1)	(1)	(1)
Renewable energy credits	(1)	(1)	—	—
TCJA deferred tax re-measurement	7	—	—	—
Amortization of excess deferred federal income taxes	(2)	—	(2)	—
Other	(1)	(1)	(1)	—
Effective tax rate	28%	37%	22%	38%

Con Edison’s income tax expense decreased to $330 million for the nine months ended September 30, 2018 from $599 million for the nine months ended September 30, 2017. CECONY’s income tax expense decreased to $274 million for the nine months ended September 30, 2018 from $551 million for the nine months ended September 30, 2017. The decrease in income tax expense for both Companies is due primarily to lower income before income tax expense, the lower corporate federal income tax rate of 21 percent in 2018 resulting from the enactment of the TCJA and an increase in the amortization of excess deferred federal income taxes due to the TCJA. Con Edison’s decrease in income tax expense was offset in part by $42 million of income tax expense which, as discussed below, resulted from newly issued guidance on the TCJA and the subsequent re-measurement of deferred tax assets associated with Con Edison’s 2017 federal NOL carryover into 2018.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the nine months ended September 30, is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2018	2017	2018	2017
STATUTORY TAX RATE
Federal	21%	35%	21%	35%
Changes in computed taxes resulting from:
State income tax	5	4	5	4
Cost of removal	1	1	1	1
Other plant-related items	(1)	(1)	(1)	(1)
Renewable energy credits	(1)	(1)	—	—
TCJA deferred tax re-measurement	3	—	—	—
Amortization of excess deferred federal income taxes	(3)	—	(3)	—
Other	(1)	(1)	(1)	(1)
Effective tax rate	24%	37%	22%	38%

CECONY and O&R deferred as regulatory liabilities their estimated net benefits under the TCJA for the nine months ended September 30, 2018. RECO deferred as a regulatory liability its estimated net benefits under the TCJA for the three months ended March 31, 2018. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes the utilities collected from customers that will not need to be paid to the Internal Revenue Service under the TCJA. See “Other Regulatory Matters” in Note B.

At December 31, 2017, the Companies recorded provisional income tax amounts in its accounting for certain effects of the provisions of the TCJA as allowed under SEC Staff Accounting Bulletin 118 (SAB 118). SAB 118 allowed a one year period for companies to finalize the provisional amounts recorded as of December 31, 2017. In August 2018, the Internal Revenue Service and U.S. Department of Treasury issued proposed regulations that clarified provisions in TCJA on the allowance for additional first-year depreciation for qualified property of regulated public utilities placed in service in the fourth quarter of 2017. Under this guidance, the Utilities deducted $477 million in additional depreciation in Con Edison’s 2017 federal income tax return. The additional depreciation increased Con Edison’s 2017 federal NOL carryover to $563 million (CECONY’s 2017 federal NOL carryover is $153 million), which required a re-measurement of deferred tax assets and liabilities associated with the filing of its 2017 federal income tax return. As a result, Con Edison decreased its net deferred tax liabilities by $16 million (including $51 million for CECONY), recognized $42 million in income tax expense at the parent company related to re-measuring the 2017 federal NOL carryover to 2018 and accrued a regulatory liability for future income tax of $58 million (including $51 million for CECONY). The Companies expect to complete their assessment and record any final adjustments to the provisional amounts by the fourth quarter of 2018.

Uncertain Tax Positions
In March 2018, Con Edison received approval of its tax refunds by the Joint Committee on Taxation for tax years 2012 through 2015. The approval effectively settled approximately $3 million in uncertain federal tax positions. Federal income tax returns for 2016 and 2017 remain under examination.

At September 30, 2018, the estimated liability for uncertain tax positions for Con Edison was $11 million ($5 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $10 million ($9 million, net of federal taxes) of various federal and state uncertainties due to the expected completion of ongoing tax examinations, resolution of state refund claims and expiration of statute of limitations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is approximately $3 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $11 million ($10 million, net of federal taxes).
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three and nine months ended September 30, 2018, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At September 30, 2018 and December 31, 2017, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note J – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2018	2017	2018	2017	2018	2017	2018	2017
CECONY
Electric	$2,571	$2,469	$4	$4	$248	$232	$850	$883
Gas	264	268	2	2	52	47	(34)	(6)
Steam	64	62	19	19	22	21	(52)	(41)
Consolidation adjustments	—	—	(25)	(25)	—	—	—	—
Total CECONY	$2,899	$2,799	$—	$—	$322	$300	$764	$836
O&R
Electric	$212	$206	$—	$—	$14	$13	$52	$60
Gas	34	28	—	—	5	5	(10)	(10)
Total O&R	$246	$234	$—	$—	$19	$18	$42	$50
Clean Energy Businesses	$181	$177	$—	$—	$18	$19	$25	$29
Con Edison Transmission	1	1	—	—	—	—	(2)	(2)
Other (a)	1	—	—	—	1	—	(3)	1
Total Con Edison	$3,328	$3,211	$—	$—	$360	$337	$826	$914

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2018	2017	2018	2017	2018	2017	2018	2017
CECONY
Electric	$6,107	$6,079	$12	$12	$732	$690	$1,421	$1,561
Gas	1,540	1,421	6	5	152	137	369	379
Steam	474	448	56	55	65	64	60	59
Consolidation adjustments	—	—	(74)	(72)	—	—	—	—
Total CECONY	$8,121	$7,948	$—	$—	$949	$891	$1,850	$1,999
O&R
Electric	$505	$495	$—	$—	$41	$38	$79	$94
Gas	186	172	—	—	16	15	31	37
Total O&R	$691	$667	$—	$—	$57	$53	$110	$131
Clean Energy Businesses	573	460	—	—	55	54	59	63
Con Edison Transmission	3	1	—	—	1	—	(5)	(6)
Other (a)	—	(4)	—	—	(1)	—	(7)	2
Total Con Edison	$9,388	$9,072	$—	$—	$1,061	$998	$2,007	$2,189
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

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at September 30, 2018 and December 31, 2017 were:

(Millions of Dollars)	2018				2017
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$45	$(23)	$22	(b)	$83	$(51)	$32	(b)
Noncurrent	21	(13)	8		10	(4)	6
Total fair value of derivative assets	$66	$(36)	$30		$93	$(55)	$38
Fair value of derivative liabilities
Current	$(41)	$23	$(18)		$(67)	$50	$(17)
Noncurrent	(26)	13	(13)		(43)	5	(38)
Total fair value of derivative liabilities	$(67)	$36	$(31)		$(110)	$55	$(55)
Net fair value derivative assets/(liabilities)	$(1)	$—	$(1)	(b)	$(17)	$—	$(17)	(b)
CECONY
Fair value of derivative assets
Current	$32	$(16)	$16	(b)	$39	$(15)	$24	(b)
Noncurrent	16	(11)	5		9	(4)	5
Total fair value of derivative assets	$48	$(27)	$21		$48	$(19)	$29
Fair value of derivative liabilities
Current	$(19)	$15	$(4)		$(26)	$14	$(12)
Noncurrent	(20)	11	(9)		(36)	4	(32)
Total fair value of derivative liabilities	$(39)	$26	$(13)		$(62)	$18	$(44)
Net fair value derivative assets/(liabilities)	$9	$(1)	$8	(b)	$(14)	$(1)	$(15)	(b)

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

(b)
At September 30, 2018 and December 31, 2017, margin deposits for Con Edison ($7 million and $12 million, respectively) and CECONY ($6 million and $11 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2018 and 2017:

		For the Three Months Ended September 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2018		2017		2018	2017
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$6		$(4)		$6	$(3)
Noncurrent	Deferred derivative gains	—		1		2	1
Total deferred gains/(losses)		$6		$(3)		$8	$(2)
Current	Deferred derivative losses	$25		$(11)		$25	$(9)
Current	Recoverable energy costs	(4)		(40)		(6)	(38)
Noncurrent	Deferred derivative losses	15		(12)		14	(8)
Total deferred gains/(losses)		$36		$(63)		$33	$(55)
Net deferred gains/(losses)		$42		$(66)		$41	$(57)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Purchased power expense	$—		$—		$—	$—
	Gas purchased for resale	—		(47)		—	—
	Non-utility revenue	(7)	(a)	5	(b)	—	—
Total pre-tax gains/(losses) recognized in income		$(7)		$(42)		$—	$—

(a)	For the three months ended September 30, 2018, Con Edison recorded unrealized pre-tax losses in non-utility operating revenue ($4 million).

(b)	For the three months ended September 30, 2017, Con Edison recorded an unrealized pre-tax gain in non-utility operating revenue ($6 million).

		For the Nine Months Ended September 30,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2018		2017		2018	2017
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(11)		$(26)		$(10)	$(22)
Noncurrent	Deferred derivative gains	5		(2)		4	(2)
Total deferred gains/(losses)		$(6)		$(28)		$(6)	$(24)
Current	Deferred derivative losses	$21		$10		$23	$11
Current	Recoverable energy costs	(13)		(125)		(14)	(116)
Noncurrent	Deferred derivative losses	23		(40)		21	(36)
Total deferred gains/(losses)		$31		$(155)		$30	$(141)
Net deferred gains/(losses)		$25		$(183)		$24	$(165)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Purchased power expense	$—		$—		$—	$—
	Gas purchased for resale	(1)		(161)		—	—
	Non-utility revenue	(7)	(a)	11	(b)	—	—
Total pre-tax gains/(losses) recognized in income		$(8)		$(150)		$—	$—

(a)	For the nine months ended September 30, 2018, Con Edison recorded unrealized pre-tax losses in non-utility operating revenue ($6 million).

(b)	For the nine months ended September 30, 2017, Con Edison recorded an unrealized pre-tax gain in non-utility operating revenue ($2 million).

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at September 30, 2018:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	30,590,984	8,134	195,821,882	2,688,000
CECONY	27,983,800	3,300	182,820,000	2,688,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

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
At September 30, 2018, Con Edison and CECONY had $107 million and $17 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $44 million with independent system operators, $25 million with investment-grade counterparties, $22 million with non-investment grade/non-rated counterparties and $16 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $10 million with investment-grade counterparties and $7 million with commodity exchange brokers.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at September 30, 2018:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$19		$9
Collateral posted	13		10
Additional collateral (b) (downgrade one level from current ratings)	—		—
Additional collateral (b) (downgrade to below investment grade from current ratings)	17	(c)	7	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $1 million at September 30, 2018. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At September 30, 2018, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $22 million.

Interest Rate Swap
In December 2016, the Clean Energy Businesses acquired Coram Wind which holds an interest rate swap that terminates in June 2024, pursuant to which it pays a fixed-rate of 2.0855 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap was an asset of $1 million as of September 30, 2018 and an immaterial amount as of December 31, 2017 on Con Edison’s consolidated balance sheet.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are summarized below.

	2018					2017
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$3	$40	$8	$(14)	$37	$5	$77	$7	$(39)	$50
Interest rate swap (a)(b)(c)	—	1	—	—	1	—	—	—	—	—
Other (a)(b)(d)	314	119	—	—	433	283	120	—	—	403
Total assets	$317	$160	$8	$(14)	$471	$288	$197	$7	$(39)	$453
Derivative liabilities:
Commodity (a)(b)(c)	$5	$30	$18	$(22)	$31	$8	$93	$6	$(52)	$55
CECONY
Derivative assets:
Commodity (a)(b)(c)	$3	$33	$1	$(10)	$27	$3	$40	$4	$(7)	$40
Other (a)(b)(d)	293	113	—	—	406	260	114	—	—	374
Total assets	$296	$146	$1	$(10)	$433	$263	$154	$4	$(7)	$414
Derivative liabilities:
Commodity (a)(b)(c)	$4	$22	$1	$(14)	$13	$5	$57	$—	$(18)	$44

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $1 million of net commodity derivative liabilities transferred from level 3 to level 2 during the nine months ended September 30, 2018 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of December 31, 2017 to less than three years as of September 30, 2018. Con Edison and CECONY had $11 million and $10 million, respectively, of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2017 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2017 to less than three years as of December 31, 2017.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2018 and December 31, 2017, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

	Fair Value of Level 3 at September 30, 2018	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(7)	Discounted Cash Flow	Forward energy prices (a)	$18.33-$79.20 per MWh
		Discounted Cash Flow	Forward capacity prices (a)	$1.70-$8.84 per kW-month
Natural Gas	(4)	Discounted Cash Flow	Forward natural gas prices (a)	$0.96-$10.51 per Dt
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.37-$5.45 per MWh
Total Con Edison—Commodity	$(10)
CECONY – Commodity
Electricity	$(1)	Discounted Cash Flow	Forward capacity prices (a)	$1.70-$7.20 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.45-$4.18 per MWh
Total CECONY—Commodity	$—

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2018 and 2017 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Beginning balance as of July 1,	$(4)	$(10)	$—	$(6)
Included in earnings	4	7	2	1
Included in regulatory assets and liabilities	(4)	(13)	—	(8)
Settlements	(6)	(4)	(2)	(1)
Ending balance as of September 30,	$(10)	$(20)	$—	$(14)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Beginning balance as of January 1,	$1	$1	$4	$1
Included in earnings	4	8	4	1
Included in regulatory assets and liabilities	(7)	(21)	(5)	(14)
Purchases	—	1	—	1
Settlements	(9)	(9)	(4)	(3)
Transfer out of level 3	1	—	1	—
Ending balance as of September 30,	$(10)	$(20)	$—	$(14)

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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($1 million loss and immaterial) and purchased power costs (immaterial and $4 million gain) on the consolidated income statement for the three months ended September 30, 2018 and 2017, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($4 million loss and immaterial) and purchased power costs (immaterial and $3 million gain) on the consolidated income statement for the nine months ended September 30, 2018 and 2017, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at September 30, 2018 and 2017 is included in non-utility revenues ($1 million loss and immaterial) and purchased power costs (immaterial and $4 million gain) on the consolidated income statement for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the change in fair value relating to Level 3 commodity derivative assets and liabilities is included in non-utility revenues ($5 million loss and immaterial) and purchased power costs (immaterial and $2 million gain), respectively, on the consolidated income statement.
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

The following table summarizes the VIEs in which Con Edison Development has entered into as of September 30, 2018:

Project Name (a)	Generating Capacity (b) (MW AC)	Power Purchase Agreement Term (in Years)	Year of Initial Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (c)
Copper Mountain Solar 3 (d)	128	20	2014	Nevada	$169
Mesquite Solar 1 (d)	83	20	2013	Arizona	101
Copper Mountain Solar 2 (d)	75	25	2013	Nevada	80
California Solar (d)	55	25	2012	California	59
Broken Bow II (d)	38	25	2014	Nebraska	42
Texas Solar 4	32	25	2014	Texas	19
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
(c) For investments accounted for under the equity method, maximum exposure is equal to the carrying value of the investment on the consolidated balance sheet. For consolidated investments, such as Texas Solar 4, maximum exposure is equal to the net assets of the project on the consolidated balance sheet less any applicable noncontrolling interest ($7 million for Texas Solar 4). Con Edison did not provide any financial or other support during the three and nine months ended September 30, 2018 that was not previously contractually required.

(d)
In September 2018, a Con Edison Development subsidiary agreed to purchase Sempra Solar Holdings, LLC, subsidiaries of which have a 50 percent ownership interest in these projects. Upon the closing of the acquisition, Con Edison expects to account for these projects on a consolidated basis. See Note O.

Note N – New Financial Accounting Standards
In February 2016, the FASB issued amendments on financial reporting of leasing transactions through Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)." The amendments require lessees to recognize assets and liabilities on the balance sheet and disclose key information about leasing arrangements. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The Utilities, as regulated entities, are permitted to continue to recognize expense using the timing that conforms to the regulatory rate treatment. Lessor accounting is similar to the current model, but updated to align with “Revenue from Contracts with Customers (Topic 606)." The amendments are effective, and the Companies plan to adopt the amendments, for reporting periods beginning after December 15, 2018. The amendments must be adopted using a modified retrospective transition and provide for certain practical expedients.

Upon adoption of the amendments, the Companies expect to elect the following practical expedients: (1) for leases commenced prior to adoption date, the following three transition expedients that will allow the Companies to not reassess: (a) whether expired contracts contain leases; (b) the lease classification for expired leases and (c) the initial direct costs for existing leases; (2) if elected for an underlying asset class, an expedient that will allow the Companies to not apply the recognition requirements to short-term leases and an expedient that will allow the Companies to account for lease and associated non-lease components as a single lease component; (3) an expedient that allows the use of hindsight to determine lease term; and (4) an expedient that will allow the Companies to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under the current lease standard. For leases currently classified as operating leases, upon adoption of the amendments, the Companies expect to recognize on their balance sheets right-of-use assets and lease liabilities. The adoption of the amendments is not expected to have a material effect on the Companies’ liquidity. The Companies are continuing to evaluate the potential impact of the amendments on the Companies’ results of operations and the additional disclosures required. The Companies will implement additional internal controls related to the amendments, however the adoption of the amendments is not expected to require a change that will materially affect the Companies’ internal control over financial reporting.

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

In February 2018, the FASB issued amendments to the guidance for reporting comprehensive income through ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. For public entities, the amendments are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Companies are electing to adopt the amendments in the fourth quarter of 2018. The impact of adoption on the Companies’ financial position, results of operations and liquidity is expected to be immaterial.

In August 2018, the FASB issued amendments to the guidance for internal use software through ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. For public entities, the amendments are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Companies elected to adopt the amendments in the third quarter of 2018, prospectively for all in-scope implementation costs incurred after the date of adoption. The impact of adoption on the Companies’ financial position, results of operations and liquidity was immaterial.

Note O – Acquisitions
In September 2018, a Con Edison Development subsidiary agreed to purchase Sempra Solar Holdings, LLC, a Sempra Energy subsidiary, for $1,540 million, subject to closing adjustments, including working capital. Sempra Solar Holdings, LLC has ownership interests in 981 megawatts (AC) of operating renewable electric production projects, including its 379 megawatts (AC) share of projects in which its subsidiaries have a 50 percent ownership interest and Con Edison Development subsidiaries have the remaining ownership interests (see Note M), and certain development rights with respect to solar electric production and energy storage projects. Most of the operating projects that are not jointly-owned have tax equity investors to which a percentage of earnings, tax attributes and cash flows are allocated. Sempra Solar Holdings, LLC subsidiaries have $576 million of existing project debt, including project debt associated with their share of the jointly-owned projects. Con Edison Development subsidiaries have $506 million of existing project debt associated with their share of the jointly-owned projects. Con Edison has been accounting for the interests of Con Edison Development subsidiaries in the jointly-owned projects under the equity method. Upon the closing of the acquisition, Con Edison expects to account for these projects and the other projects acquired on a consolidated basis. The acquisition is subject to customary closing conditions, including, among other things, expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approvals of the FERC and the U.S. Department of Energy. Several banks have committed to provide bridge financing for the acquisition, subject to certain customary conditions. Con Edison has guaranteed the obligations of the Con Edison Development subsidiary under the purchase and sale agreement for the acquisition, including the payment of the purchase price for the acquisition. See Note H.

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2017 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018 (File Nos. 1-14514 and 1-1217).

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

During the summer of 2018, electric peak demand in CECONY's service area was 12,686 MW (which occurred on August 29, 2018). At design conditions, electric peak demand in the company's service area would have been approximately 13,232 MW in 2018 compared to the company's forecast of 13,300 MW. The company's five-year forecast of average annual growth of the electric peak demand in its service area at design conditions remained unchanged at approximately 0.1 percent for 2019 to 2023.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

In June 2018, the company decreased its five-year forecast of average annual growth of the peak gas demand in its service area at design conditions from approximately 1.6 percent (for 2018 to 2022) to 1.3 percent (for 2019 to
2023). The decrease reflects, among other things, that in rolling the forecast forward a year, another year of oil-to gas conversions has been completed and fewer opportunities to convert remain.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 21,150 MMlb of steam annually to approximately 1,600 customers in parts of Manhattan.

In June 2018, the company's five-year forecast of average annual change in the peak steam demand in its service area at design conditions remained unchanged at approximately (0.5) percent for 2019 to 2023.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

During the summer of 2018, electric peak demand in O&R's service area was 1,470 MW (which occurred on July 2, 2018). At design conditions, electric peak demand in the company's service area would have been approximately 1,603 MW in 2018 compared to the company's forecast of 1,620 MW. The company’s five-year forecast of average annual change in the electric peak demand in its service area at design conditions is approximately (0.3) percent for 2019 to 2023 (as compared to flat for 2018 to 2022).
Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

In June 2018, the company increased its five-year forecast of average annual growth of the peak gas demand in its service area at design conditions from approximately 0.3 percent (for 2018 to 2022) to 0.6 percent (for 2019 to
2023), primarily due to increase in average customer usage and growth in the number of customers.

Clean Energy Businesses
Con Edison Clean Energy Businesses, Inc. has three wholly-owned subsidiaries: Consolidated Edison Development, Inc. (Con Edison Development), Consolidated Edison Energy, Inc. (Con Edison Energy) and Consolidated Edison Solutions, Inc. (Con Edison Solutions). Con Edison Clean Energy Businesses, Inc., together with these subsidiaries, are referred to in this report as the Clean Energy Businesses. The Clean Energy Businesses develop, own and operate renewable and energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. In September 2018, a Con Edison Development subsidiary agreed to purchase Sempra Solar Holdings, LLC (see Note O to the Third Quarter Financial Statements).

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and is proposing to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC, a joint venture that owns, operates and will further develop an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation that operates a gas storage facility in upstate New York. In addition, CET Gas owns interests in two Mountain Valley Pipeline LLC joint venture projects: a 12.5 percent interest in a 300-mile gas transmission project being constructed in West Virginia and Virginia (Mountain Valley Pipeline) and a 6.375 percent interest in a proposed 70-mile gas pipeline system in Virginia and North Carolina (MVP Southgate). Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended September 30, 2018				For the Nine Months Ended September 30, 2018				At September 30, 2018
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
CECONY	$2,899	87%	$431	99%	$8,121	87%	$969	92%	$41,859	84%
O&R	246	8	21	5	691	7	52	5	2,842	6
Total Utilities	3,145	95	452	104	8,812	94	1,021	97	44,701	90
Clean Energy Businesses (a)	181	5	27	6	573	6	58	6	3,075	6
Con Edison Transmission	1	—	13	3	3	—	35	3	1,264	3
Other (b)	1	—	(57)	(13)	—	—	(63)	(6)	504	1
Total Con Edison	$3,328	100%	$435	100%	$9,388	100%	$1,051	100%	$49,544	100%

(a)	Net income from the Clean Energy Businesses for the three and nine months ended September 30, 2018 includes $(2) million and $(3) million of net after-tax mark-to-market losses, respectively.

(b)
Other includes parent company and consolidation adjustments. Net income includes $(42) million of income tax expense resulting from a re-measurement of the company's deferred tax assets and liabilities following the issuance of proposed regulations relating to the Tax Cuts and Jobs Act of 2017 (TCJA) for the three and nine months ended September 30, 2018. See Note I to the Third Quarter Financial Statements. Net income for the three and nine months ended September 30, 2018 also includes $10 million (net of tax) of transaction costs related to a Con Edison Development subsidiary’s agreement to purchase Sempra Solar Holdings, LLC. See Note O to the Third Quarter Financial Statements.

Results of Operations
Net income and earnings per share for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
(Millions of Dollars, except per share amounts)	Net Income		Earnings per Share		Net Income		Earnings per Share
CECONY	$431	$401	$1.38	$1.30	$969	$883	$3.12	$2.88
O&R	21	22	0.07	0.07	52	53	0.17	0.18
Clean Energy Businesses (a)	27	26	0.10	0.08	58	54	0.19	0.18
Con Edison Transmission	13	9	0.04	0.03	35	25	0.11	0.08
Other (b)	(57)	(1)	(0.19)	—	(63)	5	(0.21)	0.01
Con Edison (c)	$435	$457	$1.40	$1.48	$1,051	$1,020	$3.38	$3.33

(a)
Includes $(2) million or $0.00 a share and $4 million or $0.01 a share of net after-tax mark-to-market gains/(losses) for the three months ended September 30, 2018 and 2017, respectively, and $(3) million or $(0.01) a share and $1 million or $0.01 a share of net after-tax mark-to-market gains/(losses) for the nine months ended September 30, 2018 and 2017, respectively. Also includes a $1 million or $0.00 a share net after-tax gain on the sale of a solar electric production project for the nine months ended September 30, 2017.

(b)
Other includes parent company and consolidation adjustments. Includes $(42) million or $(0.14) a share of income tax expense resulting from a re-measurement of the company's deferred tax assets and liabilities following the issuance of proposed regulations relating to the TCJA for the three and nine months ended September 30, 2018. See Note I to the Third Quarter Financial Statements. Also includes for the three and nine months ended September 30, 2018 $10 million (net of tax) or $0.03 a share of transaction costs related to a Con Edison Development subsidiary’s agreement to purchase Sempra Solar Holdings, LLC. See Note O to the Third Quarter Financial Statements.

(c)
Earnings per share on a diluted basis were $1.39 a share and $1.48 a share for the three months ended September 30, 2018 and 2017, respectively, and $3.37 a share and $3.31 a share for the nine months ended September 30, 2018 and 2017, respectively.

The following tables present the estimated effect on earnings per share and net income for the three and nine months ended September 30, 2018 periods as compared with the 2017 periods, resulting from these and other major factors:

Variation for the Three Months Ended September 30, 2018 vs. 2017
	Earnings per Share	Net Income (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.22	$69
Reflects primarily higher electric and gas net base revenues of $0.19 a share and $0.01 a share, respectively, and growth in the number of gas customers of $0.01 a share. Electric and gas base rates increased in January 2018 in accordance with the company's rate plans.

Weather impact on steam revenues	—	1
Operations and maintenance expenses	(0.03)	(9)	Reflects higher consultant costs of $(0.02) a share and higher steam operations costs of $(0.02) a share.
Depreciation, property taxes and other tax matters	(0.13)	(40)	Reflects higher net property taxes of $(0.07) a share and depreciation and amortization expense of $(0.05) a share.
Other	0.02	9
Reflects primarily timing of the deferral for customers of estimated net benefits of the TCJA of $0.08 a share, offset, in part, by higher interest expense on long-term debt of $(0.05) a share and the dilutive effect of Con Edison's stock issuances of $(0.02) a share.

Total CECONY	0.08	30
O&R (a)
Operations and maintenance expenses	(0.01)	(3)
Reflects reduction of a regulatory asset associated with certain site investigation and environmental remediation costs of $(0.02) a share, partially offset by the deferral as a regulatory asset of costs for storm preparation of $0.01 a share.

Depreciation, property taxes and other tax matters	0.01	2	Reflects primarily timing of the deferral for customers of estimated net benefits of the TCJA.
Total O&R	—	(1)
Clean Energy Businesses
Operating revenues less energy costs	(0.08)	(26)	Reflects primarily timing of engineering, procurement and construction services revenues.
Operations and maintenance expenses	0.07	22	Reflects primarily lower engineering, procurement and construction costs and energy service costs.
Other	0.03	5
Total Clean Energy Businesses	0.02	1
Con Edison Transmission	0.01	4	Reflects income from equity investments.
Other, including parent company expenses	(0.19)	(56)	Includes TCJA re-measurement of $(0.14) a share and Sempra Solar Holdings, LLC transaction costs of $(0.03) a share. Also reflects the New York State capital tax in 2018.
Total Reported (GAAP basis)	$(0.08)	$(22)

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

Variation for the Nine Months Ended September 30, 2018 vs. 2017
	Earnings per Share	Net Income (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.69	$212
Reflects primarily higher electric and gas net base revenues of $0.48 a share and $0.13 a share, respectively, and growth in the number of gas customers of $0.05 a share. Electric and gas base rates increased in January 2018 in accordance with the company's rate plans.

Weather impact on steam revenues	0.08	23
Steam revenues were $0.02 a share higher in the 2018 period due to the estimated impact of colder than normal April weather. Steam revenues were $(0.05) a share lower in the 2017 period due to the estimated impact of warmer than normal winter weather.

Operations and maintenance expenses	(0.10)	(32)	Reflects primarily higher consultant costs of $(0.06) a share and storm-related costs of $(0.05) a share.
Depreciation, property taxes and other tax matters	(0.29)	(90)	Reflects higher net property taxes of $(0.19) a share and depreciation and amortization expense of $(0.14) a share, offset in part by two New York State sales and use tax refunds of $0.04 a share.
Other	(0.14)	(27)
Reflects primarily higher interest expense on long-term debt of $(0.11) a share, regulatory reserve related to electric and steam earnings sharing of $(0.03) a share, and the dilutive effect of Con Edison's stock issuances of $(0.05) a share, offset, in part, by timing of the deferral for customers of estimated net benefits of the TCJA of $0.05 a share.

Total CECONY	0.24	86
O&R (a)
Changes in rate plans	0.03	11	Reflects primarily higher gas net base revenues. Gas base rates increased in November 2017 in accordance with the company's gas rate plan.
Operations and maintenance expenses	(0.03)	(10)
Reflects reduction of a regulatory asset associated with certain site investigation and environmental remediation costs of $(0.02) a share and higher pension costs of $(0.02) a share, partially offset by lower healthcare expenses of $0.01 a share.

Depreciation, property taxes and other tax matters	(0.01)	(2)	Reflects lower depreciation and amortization expense.
Total O&R	(0.01)	(1)
Clean Energy Businesses
Operating revenues less energy costs	0.12	37	Reflects primarily higher renewable revenues, including engineering, procurement and construction services and an increase in renewable electric production projects in operation.
Operations and maintenance expenses	(0.13)	(38)	Reflects primarily higher engineering, procurement and construction costs.
Depreciation	(0.01)	(2)
Net interest expense	(0.01)	(4)
Other	0.04	11
Total Clean Energy Businesses	0.01	4
Con Edison Transmission	0.03	10	Reflects income from equity investments.
Other, including parent company expenses	(0.22)	(68)	Includes TCJA re-measurement of $(0.14) a share and Sempra Solar Holdings, LLC transaction costs of $(0.03) a share. Also reflects the New York State capital tax in 2018.
Total Reported (GAAP basis)	$0.05	$31

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

The Companies’ other operations and maintenance expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2018	2017	2018	2017
CECONY
Operations	$393	$386	$1,186	$1,147
Pensions and other postretirement benefits	18	15	53	44
Health care and other benefits	46	45	132	127
Regulatory fees and assessments (a)	132	142	335	355
Other	77	67	220	211
Total CECONY	666	655	1,926	1,884
O&R	80	75	234	221
Clean Energy Businesses (b)	50	79	226	174
Con Edison Transmission	3	3	7	7
Other (c)	(2)	(1)	(4)	(3)
Total other operations and maintenance expenses	$797	$811	$2,389	$2,283

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	The increase in operations and maintenance for the nine months ended September 30, 2018 compared with the 2017 period is due primarily to higher engineering, procurement and construction costs.

(c)	Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2018 and 2017 follows. For additional business segment financial information, see Note J to the Third Quarter Financial Statements.

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
The Companies’ results of operations in 2018 compared with 2017 were:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$100	3.6%	$12	5.1%	$4	2.3%	$—	—%	$1	—%	$117	3.6%
Purchased power	72	18.0	13	21.7	—	—	—	—	—	—	85	18.5
Fuel	9	30.0	—	—	—	—	—	—	—	—	9	30.0
Gas purchased for resale	8	13.8	2	20.0	38	80.9	—	—	1	—	49	42.6
Other operations and maintenance	11	1.7	5	6.7	(29)	(36.7)	—	—	(1)	Large	(14)	(1.7)
Depreciation and amortization	22	7.3	1	5.6	(1)	(5.3)	—	—	1	—	23	6.8
Taxes, other than income taxes	50	9.6	(1)	(4.8)	—	—	—	—	4	—	53	9.7
Operating income	(72)	(8.6)	(8)	(16.0)	(4)	(13.8)	—	—	(4)	Large	(88)	(9.6)
Other income less deductions	3	8.3	—	—	—	—	3	14.3	(15)	—	(9)	Large
Net interest expense	18	11.5	1	11.1	1	8.3	1	25.0	(1)	(33.3)	20	10.8
Income before income tax expense	(87)	(13.5)	(9)	(25.0)	(5)	(14.3)	2	13.3	(18)	Large	(117)	(16.1)
Income tax expense	(117)	(48.3)	(8)	(57.1)	(6)	(66.7)	(2)	(33.3)	38	Large	(95)	(35.2)
Net income	$30	7.5%	$(1)	(4.5)%	$1	3.8%	$4	44.4%	$(56)	Large	$(22)	(4.8)%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended September 30, 2018				For the Three Months Ended September 30, 2017
(Millions of Dollars)	Electric	Gas	Steam	2018 Total	Electric	Gas	Steam	2017 Total	2018-2017 Variation
Operating revenues	$2,571	$264	$64	$2,899	$2,469	$268	$62	$2,799	$100
Purchased power	465	—	7	472	393	—	7	400	72
Fuel	34	—	5	39	24	—	6	30	9
Gas purchased for resale	—	66	—	66	—	58	—	58	8
Other operations and maintenance	518	101	47	666	519	98	38	655	11
Depreciation and amortization	248	52	22	322	232	47	21	300	22
Taxes, other than income taxes	456	79	35	570	418	71	31	520	50
Operating income	$850	$(34)	$(52)	$764	$883	$(6)	$(41)	$836	$(72)

Electric
CECONY’s results of electric operations for the three months ended September 30, 2018 compared with the 2017 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	Variation
Operating revenues	$2,571	$2,469	$102
Purchased power	465	393	72
Fuel	34	24	10
Other operations and maintenance	518	519	(1)
Depreciation and amortization	248	232	16
Taxes, other than income taxes	456	418	38
Electric operating income	$850	$883	$(33)

CECONY’s electric sales and deliveries for the three months ended September 30, 2018 compared with the 2017 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2018	September 30, 2017	Variation	Percent Variation		September 30, 2018	September 30, 2017	Variation	Percent Variation
Residential/Religious (b)	3,777	3,237	540	16.7%		$988	$805	$183	22.7%
Commercial/Industrial	2,706	2,570	136	5.3		542	534	8	1.5
Retail choice customers	7,756	7,510	246	3.3		910	867	43	5.0
NYPA, Municipal Agency and other sales	2,758	2,705	53	2.0		225	207	18	8.7
Other operating revenues (c)	—	—	—	—		(94)	56	(150)	Large
Total	16,997	16,022	975	6.1%	(d)	$2,571	$2,469	$102	4.1%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.1 percent in the three months ended September 30, 2018 compared with the 2017 period.

Operating revenues increased $102 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to higher revenues from the electric rate plan ($81 million), higher purchased power expenses ($72 million) and fuel expenses ($10 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements) ($76 million).

Purchased power expenses increased $72 million in the three months ended September 30, 2018 compared with the 2017 period due to higher unit costs ($37 million) and purchased volumes ($35 million).

Fuel expenses increased $10 million in the three months ended September 30, 2018 compared with the 2017 period due to higher unit costs ($9 million) and purchased volumes from the company's electric generating facilities ($1 million).

Other operations and maintenance expenses decreased $1 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to lower municipal infrastructure support costs ($5 million), stock based compensation ($4 million) and a lower reserve for uncollectibles ($3 million), offset in part by higher storm related costs ($7 million) and consultant costs ($4 million).

Depreciation and amortization increased $16 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $38 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to higher property taxes ($36 million) and state and local taxes ($8 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017-2018 ($6 million).

Gas
CECONY’s results of gas operations for the three months ended September 30, 2018 compared with the 2017 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	Variation
Operating revenues	$264	$268	$(4)
Gas purchased for resale	66	58	8
Other operations and maintenance	101	98	3
Depreciation and amortization	52	47	5
Taxes, other than income taxes	79	71	8
Gas operating income	$(34)	$(6)	$(28)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2018 compared with the 2017 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2018	September 30, 2017	Variation	Percent Variation		September 30, 2018	September 30, 2017	Variation	Percent Variation
Residential	4,469	4,731	(262)	(5.5)%		$118	$104	$14	13.5%
General	4,191	4,292	(101)	(2.4)		54	49	5	10.2
Firm transportation	9,211	8,766	445	5.1		71	67	4	6.0
Total firm sales and transportation	17,871	17,789	82	0.5	(b)	243	220	23	10.5
Interruptible sales (c)	1,481	2,108	(627)	(29.7)		6	8	(2)	(25.0)
NYPA	12,815	10,148	2,667	26.3		1	1	—	—
Generation plants	29,128	24,068	5,060	21.0		9	7	2	28.6
Other	3,953	4,487	(534)	(11.9)		6	6	—	—
Other operating revenues (d)	—	—	—	—		(1)	26	(27)	Large
Total	65,248	58,600	6,648	11.3%		$264	$268	$(4)	(1.5)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 0.9 percent in the three months ended September 30, 2018 compared with the 2017 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 681 thousands and 1,535 thousands of Dt for the 2018 and 2017 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues decreased $4 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements) ($21 million), offset in part by higher revenues from the gas rate plan and growth in the number of customers ($12 million) and higher gas purchased for resale expense ($8 million).

Gas purchased for resale increased $8 million in the three months ended September 30, 2018 compared with the 2017 period due to higher unit costs ($7 million) and purchased volumes ($1 million).

Other operations and maintenance expenses increased $3 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to higher municipal infrastructure support costs.

Depreciation and amortization increased $5 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $8 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to higher property taxes ($13 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017-2018 ($4 million).

Steam
CECONY’s results of steam operations for the three months ended September 30, 2018 compared with the 2017 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	Variation
Operating revenues	$64	$62	$2
Purchased power	7	7	—
Fuel	5	6	(1)
Other operations and maintenance	47	38	9
Depreciation and amortization	22	21	1
Taxes, other than income taxes	35	31	4
Steam operating income	$(52)	$(41)	$(11)

CECONY’s steam sales and deliveries for the three months ended September 30, 2018 compared with the 2017 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2018	September 30, 2017	Variation	Percent Variation		September 30, 2018	September 30, 2017	Variation	Percent Variation
General	12	13	(1)	(7.7)%		$2	$2	$—	—%
Apartment house	781	748	33	4.4		16	15	1	6.7
Annual power	2,711	2,439	272	11.2		45	42	3	7.1
Other operating revenues (a)	—	—	—	—		1	3	(2)	(66.7)
Total	3,504	3,200	304	9.5%	(b)	$64	$62	$2	3.2%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries increased 1.5 percent in the three months ended September 30, 2018 compared with the 2017 period.

Operating revenues increased $2 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to lower regulatory reserve related to steam earnings sharing ($5 million) and the weather impact on revenues ($2 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements) ($5 million) and lower fuel expenses ($1 million).

Fuel expenses decreased $1 million in the three months ended September 30, 2018 compared with the 2017 period due to lower unit costs.

Other operations and maintenance expenses increased $9 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to property damage, clean-up and other response costs related to a steam main rupture (see "Manhattan Steam Main Rupture" in Note H to the Third Quarter Financial Statements).

Depreciation and amortization increased $1 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to higher steam utility plant balances.

Taxes, other than income taxes increased $4 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to higher property taxes.

Net Interest Expense
Net interest expense increased $18 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to higher long-term debt balances in the 2018 period.

Income Tax Expense
Income taxes decreased $117 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to lower income before income tax expense ($18 million), a decrease in the corporate federal income tax rate due to the TCJA ($90 million), and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($10 million), offset in part by higher state income taxes ($1 million). CECONY deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements.

O&R

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017
(Millions of Dollars)	Electric	Gas	2018 Total	Electric	Gas	2017 Total	2018-2017 Variation
Operating revenues	$212	$34	$246	$206	$28	$234	$12
Purchased power	73	—	73	60	—	60	13
Gas purchased for resale	—	12	12	—	10	10	2
Other operations and maintenance	60	20	80	59	16	75	5
Depreciation and amortization	14	5	19	13	5	18	1
Taxes, other than income taxes	13	7	20	14	7	21	(1)
Operating income	$52	$(10)	$42	$60	$(10)	$50	$(8)

Electric
O&R’s results of electric operations for the three months ended September 30, 2018 compared with the 2017 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	Variation
Operating revenues	$212	$206	$6
Purchased power	73	60	13
Other operations and maintenance	60	59	1
Depreciation and amortization	14	13	1
Taxes, other than income taxes	13	14	(1)
Electric operating income	$52	$60	($8)

O&R’s electric sales and deliveries for the three months ended September 30, 2018 compared with the 2017 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2018	September 30, 2017	Variation	Percent Variation		September 30, 2018	September 30, 2017	Variation	Percent Variation
Residential/Religious (b)	595	500	95	19.0%		$115	$105	$10	9.5%
Commercial/Industrial	219	206	13	6.3		34	34	—	—
Retail choice customers	864	818	46	5.6		67	64	3	4.7
Public authorities	32	31	1	3.2		4	3	1	33.3
Other operating revenues (c)	—	—	—	—		(8)	—	(8)	—
Total	1,710	1,555	155	10.0%	(d)	$212	$206	$6	2.9%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 1.5 percent in the three months ended September 30, 2018 compared with the 2017 period.

Operating revenues increased $6 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to higher purchased power expenses ($13 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements) ($8 million).

Purchased power expenses increased $13 million in the three months ended September 30, 2018 compared with the 2017 period due to higher purchased volumes ($12 million) and unit costs ($1 million).

Other operations and maintenance expenses increased $1 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to the reduction of a regulatory asset associated with certain site investigation and environmental remediation costs ($6 million), offset in part by the deferral as a regulatory asset of costs for storm preparation ($5 million).

Depreciation and amortization expenses increased $1 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes decreased $1 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to lower property taxes.

Gas
O&R’s results of gas operations for the three months ended September 30, 2018 compared with the 2017 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	Variation
Operating revenues	$34	$28	$6
Gas purchased for resale	12	10	2
Other operations and maintenance	20	16	4
Depreciation and amortization	5	5	—
Taxes, other than income taxes	7	7	—
Gas operating income	$(10)	$(10)	—

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2018 compared with the 2017 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2018	September 30, 2017	Variation	Percent Variation		September 30, 2018	September 30, 2017	Variation	Percent Variation
Residential	605	579	26	4.5%		$13	$11	$2	18.2%
General	202	198	4	2.0		3	2	1	50.0
Firm transportation	795	898	(103)	(11.5)		8	8	—	—
Total firm sales and transportation	1,602	1,675	(73)	(4.4)	(b)	24	21	3	14.3
Interruptible sales	772	819	(47)	(5.7)		1	1	—	—
Generation plants	1	5	(4)	(80.0)		—	—	—	—
Other	62	74	(12)	(16.2)		—	—	—	—
Other gas revenues	—	—	—	—		9	6	3	50.0
Total	2,437	2,573	(136)	(5.3)%		$34	$28	$6	21.4%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes decreased 2.4 percent in the three months ended September 30, 2018 compared with the 2017 period.

Operating revenues increased $6 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to higher gas purchased for resale ($2 million) and an increase in other operating revenues resulting from the amortization of a regulatory liability for estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements) ($2 million).

Gas purchased for resale increased $2 million in the three months ended September 30, 2018 compared with the 2017 period due to higher unit costs.

Other operations and maintenance expenses increased $4 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to the reduction of a regulatory asset associated with certain site investigation and environmental remediation costs.

Income Tax Expense
Income taxes decreased $8 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to lower income before income tax expense ($2 million), a decrease in the corporate federal income tax rate due to the TCJA ($5 million), and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($1 million). O&R deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended September 30, 2018 compared with the 2017 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	Variation
Operating revenues	$181	$177	$4
Purchased power	—	—	—
Gas purchased for resale	85	47	38
Other operations and maintenance	50	79	(29)
Depreciation and amortization	18	19	(1)
Taxes, other than income taxes	3	3	—
Operating income	$25	$29	$(4)

Operating revenues increased $4 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to higher wholesale revenues ($40 million) due to higher sales volumes, offset in part by lower renewable revenues ($20 million) primarily due to the timing of engineering, procurement and construction services, lower energy services revenues ($6 million) and decreased net mark-to-market values ($10 million).

Gas purchased for resale increased $38 million in the three months ended September 30, 2018 compared with the 2017 period due to higher purchased volumes.

Other operations and maintenance expenses decreased $29 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to a decrease of engineering, procurement and construction services and energy services costs.

Net Interest Expense
Net interest expense increased $1 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to the reversal of interest on uncertain tax positions in the 2017 period and increased debt on renewable electric production projects in the 2018 period.

Income Tax Expense
Income taxes decreased $6 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to lower income before income tax expense ($1 million), a decrease in the corporate federal income tax rate due to the TCJA ($5 million) and an income tax benefit in 2018 related to the extension of energy efficiency programs ($1 million).

Con Edison Transmission
Income Tax Expense
Income taxes decreased $2 million in the three months ended September 30, 2018 compared with the 2017 period due to the decrease in the corporate federal income tax rate due to the TCJA.

Other

Taxes, other than income taxes increased $4 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to the New York State capital tax in 2018.

Other Income (Deductions)
Other income (deductions) decreased $15 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to the transaction costs related to the pending acquisition of Sempra Solar Holdings, LLC. See Note O to the Third Quarter Financial Statements.

Income Tax Expense
Income taxes increased $38 million in the three months ended September 30, 2018 compared with the 2017 period due primarily to the TCJA re-measurement of deferred tax assets associated with Con Edison’s 2017 federal NOL carryover into 2018 ($42 million), offset in part by lower income before income tax expense ($4 million). See Note I to the Third Quarter Financial Statements.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
The Companies’ results of operations in 2018 compared with 2017 were:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$173	2.2%	$24	3.6%	$113	24.6%	$2	Large	$4	Large	$316	3.5%
Purchased power	7	0.6	19	12.8	5	Large	—	—	3	Large	34	2.7
Fuel	32	18.9	—	—	—	—	—	—	—	—	32	18.9
Gas purchased for resale	85	22.8	8	15.4	58	36.0	—	—	1	Large	152	26.0
Other operations and maintenance	42	2.2	13	5.9	52	29.9	—	—	(1)	(33.3)	106	4.6
Depreciation and amortization	58	6.5	4	7.5	1	1.9	1	—	(1)	—	63	6.3
Taxes, other than income taxes	98	6.4	1	1.6	—	—	—	—	11	—	110	6.9
Gain on sale of solar electric production project (2017)	—	—	—	—	(1)	Large	—	—	—	—	(1)	Large
Operating income	(149)	(7.5)	(21)	(16.0)	(4)	(6.3)	1	16.7	(9)	Large	(182)	(8.3)
Other income less deductions	3	2.9	—	—	1	3.0	7	11.7	(15)	Large	(4)	(16.0)
Net interest expense	45	9.7	2	7.4	5	14.3	2	16.7	(2)	(22.2)	52	9.5
Income before income tax expense	(191)	(13.3)	(23)	(25.8)	(8)	(12.9)	6	14.3	(22)	Large	(238)	(14.7)
Income tax expense	(277)	(50.3)	(22)	(61.1)	(12)	Large	(4)	(23.5)	46	Large	(269)	(44.9)
Net income	$86	9.7%	$(1)	(1.9)%	$4	7.4%	$10	40.0%	$(68)	Large	$31	3.0%

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Nine Months Ended September 30, 2018				For the Nine Months Ended September 30, 2017
(Millions of Dollars)	Electric	Gas	Steam	2018 Total	Electric	Gas	Steam	2017 Total	2018-2017 Variation
Operating revenues	$6,107	$1,540	$474	$8,121	$6,079	$1,421	$448	$7,948	$173
Purchased power	1,091	—	26	1,117	1,084	—	26	1,110	7
Fuel	118	—	83	201	95	—	74	169	32
Gas purchased for resale	—	457	—	457	—	372	—	372	85
Other operations and maintenance	1,480	315	131	1,926	1,444	313	127	1,884	42
Depreciation and amortization	732	152	65	949	690	137	64	891	58
Taxes, other than income taxes	1,265	247	109	1,621	1,205	220	98	1,523	98
Operating income	$1,421	$369	$60	$1,850	$1,561	$379	$59	$1,999	$(149)

Electric
CECONY’s results of electric operations for the nine months ended September 30, 2018 compared with the 2017 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	Variation
Operating revenues	$6,107	$6,079	$28
Purchased power	1,091	1,084	7
Fuel	118	95	23
Other operations and maintenance	1,480	1,444	36
Depreciation and amortization	732	690	42
Taxes, other than income taxes	1,265	1,205	60
Electric operating income	$1,421	$1,561	$(140)

CECONY’s electric sales and deliveries for the nine months ended September 30, 2018 compared with the 2017 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2018	September 30, 2017	Variation	Percent Variation		September 30, 2018	September 30, 2017	Variation	Percent Variation
Residential/Religious (b)	8,374	7,576	798	10.5%		$2,211	$1,925	$286	14.9%
Commercial/Industrial	7,343	6,965	378	5.4		1,433	1,393	40	2.9
Retail choice customers	19,996	19,748	248	1.3		2,030	2,092	(62)	(3.0)
NYPA, Municipal Agency and other sales	7,747	7,548	199	2.6		509	483	26	5.4
Other operating revenues (c)	—	—	—	—		(76)	186	(262)	Large
Total	43,460	41,837	1,623	3.9%	(d)	$6,107	$6,079	$28	0.5%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.3 percent in the nine months ended September 30, 2018 compared with the 2017 period.

Operating revenues increased $28 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher revenues from the electric rate plan ($209 million), fuel expenses ($23 million) and purchased power expenses ($7 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements) ($227 million).

Purchased power expenses increased $7 million in the nine months ended September 30, 2018 compared with the 2017 period due to higher purchased volumes ($48 million), offset by lower unit costs ($41 million).

Fuel expenses increased $23 million in the nine months ended September 30, 2018 compared with the 2017 period due to higher unit costs ($26 million), offset in part by lower purchased volumes from the company’s electric generating facilities ($3 million).

Other operations and maintenance expenses increased $36 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher storm-related costs ($21 million), consultant costs ($16 million), a higher reserve for uncollectibles ($4 million) and municipal infrastructure costs ($3 million), offset in part by lower stock-based compensation ($21 million).

Depreciation and amortization increased $42 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $60 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher property taxes ($100 million) and state and local taxes ($7 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017-2018 ($35 million) and a sales and use tax refund ($14 million).

Gas
CECONY’s results of gas operations for the nine months ended September 30, 2018 compared with the 2017 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	Variation
Operating revenues	$1,540	$1,421	$119
Gas purchased for resale	457	372	85
Other operations and maintenance	315	313	2
Depreciation and amortization	152	137	15
Taxes, other than income taxes	247	220	27
Gas operating income	$369	$379	$(10)

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2018 compared with the 2017 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2018	September 30, 2017	Variation	Percent Variation		September 30, 2018	September 30, 2017	Variation	Percent Variation
Residential	43,731	39,814	3,917	9.8%		$728	$613	$115	18.8%
General	25,894	23,427	2,467	10.5		298	255	43	16.9
Firm transportation	61,628	53,952	7,676	14.2		448	390	58	14.9
Total firm sales and transportation	131,253	117,193	14,060	12.0	(b)	1,474	1,258	216	17.2
Interruptible sales (c)	4,956	6,526	(1,570)	(24.1)		31	30	1	3.3
NYPA	27,528	30,233	(2,705)	(8.9)		2	2	—	—
Generation plants	55,949	48,989	6,960	14.2		20	19	1	5.3
Other	15,399	16,756	(1,357)	(8.1)		24	24	—	—
Other operating revenues (d)	—	—	—	—		(11)	88	(99)	Large
Total	235,085	219,697	15,388	7.0%		$1,540	$1,421	$119	8.4%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 5.4 percent in the nine months ended September 30, 2018 compared with the 2017 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 1,798 thousands and 3,563 thousands of Dt for the 2018 and 2017 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues increased $119 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher revenues from the gas rate plan and growth in the number of customers ($79 million) and higher gas purchased for resale expense ($85 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements) ($62 million).

Gas purchased for resale increased $85 million in the nine months ended September 30, 2018 compared with the 2017 period due to higher unit costs ($46 million) and purchased volumes ($39 million).

Other operations and maintenance expenses increased $2 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher consultant costs.

Depreciation and amortization increased $15 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $27 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher property taxes ($33 million) and state and local taxes ($4 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017-2018 ($8 million) and a sales and use tax refund ($3 million).

Steam
CECONY’s results of steam operations for the nine months ended September 30, 2018 compared with the 2017 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	Variation
Operating revenues	$474	$448	$26
Purchased power	26	26	—
Fuel	83	74	9
Other operations and maintenance	131	127	4
Depreciation and amortization	65	64	1
Taxes, other than income taxes	109	98	11
Steam operating income	$60	$59	$1

CECONY’s steam sales and deliveries for the nine months ended September 30, 2018 compared with the 2017 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2018	September 30, 2017	Variation	Percent Variation		September 30, 2018	September 30, 2017	Variation	Percent Variation
General	442	364	78	21.4%		$23	$20	$3	15.0%
Apartment house	4,670	4,248	422	9.9		129	119	10	8.4
Annual power	11,313	10,074	1,239	12.3		333	300	33	11.0
Other operating revenues (a)	—	—	—	—		(11)	9	(20)	Large
Total	16,425	14,686	1,739	11.8%	(b)	$474	$448	$26	5.8%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries increased 0.2 percent in the nine months ended September 30, 2018 compared with the 2017 period.

Operating revenues increased $26 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to the weather impact on revenues ($32 million) and fuel expenses ($9 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements) ($15 million).

Fuel expenses increased $9 million in the nine months ended September 30, 2018 compared with the 2017 period due to higher unit costs ($5 million) and purchased volumes from the company’s steam generating facilities ($4 million).

Other operations and maintenance expenses increased $4 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to property damage, clean-up and other response costs related to a steam main rupture (see "Manhattan Steam Main Rupture" in Note H to the Third Quarter Financial Statements) ($10 million), offset in part by lower municipal infrastructure support costs ($2 million) and surcharges for assessments and fees that are collected in revenues from customers ($2 million).

Depreciation and amortization increased $1 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher steam utility plant balances.

Taxes, other than income taxes increased $11 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher property taxes ($12 million) and state and local taxes ($1 million), offset in part by a sales and use tax refund ($1 million).

Net Interest Expense
Net interest expense increased $45 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher long-term debt balances in the 2018 period.

Income Tax Expense
Income taxes decreased $277 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to lower income before income tax expense ($40 million), a decrease in the corporate federal income tax rate due to the TCJA ($201 million), higher research and development tax credits ($2 million) and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($39 million), offset in part by higher state income taxes ($1 million) and non-deductible business expenses ($3 million). CECONY deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements.

O&R

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended September 30, 2017
(Millions of Dollars)	Electric	Gas	2018 Total	Electric	Gas	2017 Total	2018-2017 Variation
Operating revenues	$505	$186	$691	$495	$172	$667	$24
Purchased power	167	—	167	148	—	148	19
Gas purchased for resale	—	60	60	—	52	52	8
Other operations and maintenance	178	56	234	174	47	221	13
Depreciation and amortization	41	16	57	38	15	53	4
Taxes, other than income taxes	40	23	63	41	21	62	1
Operating income	$79	$31	$110	$94	$37	$131	$(21)

Electric
O&R’s results of electric operations for the nine months ended September 30, 2018 compared with the 2017 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	Variation
Operating revenues	$505	$495	$10
Purchased power	167	148	19
Other operations and maintenance	178	174	4
Depreciation and amortization	41	38	3
Taxes, other than income taxes	40	41	(1)
Electric operating income	$79	$94	$(15)

O&R’s electric sales and deliveries for the nine months ended September 30, 2018 compared with the 2017 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2018	September 30, 2017	Variation	Percent Variation		September 30, 2018	September 30, 2017	Variation	Percent Variation
Residential/Religious (b)	1,348	1,208	140	11.6%		$260	$242	$18	7.4%
Commercial/Industrial	609	574	35	6.1		91	88	3	3.4
Retail choice customers	2,274	2,255	19	0.8		158	155	3	1.9
Public authorities	104	79	25	31.6		10	7	3	42.9
Other operating revenues (c)	—	—	—	—		(14)	3	(17)	Large
Total	4,335	4,116	219	5.3%	(d)	$505	$495	$10	2.0%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 0.8 percent in the nine months ended September 30, 2018 compared with the 2017 period.

Operating revenues increased $10 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher purchased power expenses ($19 million) and higher revenues from the New York electric rate plan ($1 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements) ($13 million).

Purchased power expenses increased $19 million in the nine months ended September 30, 2018 compared with the 2017 period due to higher purchased volumes ($11 million) and unit costs ($8 million).

Other operations and maintenance expenses increased $4 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to the reduction of a regulatory asset associated with certain site investigation and environmental remediation costs ($6 million), offset in part by lower healthcare costs ($1 million).

Depreciation and amortization increased $3 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes decreased $1 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to lower property taxes ($2 million), offset in part by higher payroll taxes ($1 million).

Gas
O&R’s results of gas operations for the nine months ended September 30, 2018 compared with the 2017 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	Variation
Operating revenues	$186	$172	$14
Gas purchased for resale	60	52	8
Other operations and maintenance	56	47	9
Depreciation and amortization	16	15	1
Taxes, other than income taxes	23	21	2
Gas operating income	$31	$37	$(6)

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2018 compared with the 2017 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2018	September 30, 2017	Variation	Percent Variation		September 30, 2018	September 30, 2017	Variation	Percent Variation
Residential	6,503	5,556	947	17.0%		$96	$79	$17	21.5%
General	1,502	1,447	55	3.8		18	16	2	12.5
Firm transportation	6,867	6,543	324	5.0		57	50	7	14.0
Total firm sales and transportation	14,872	13,546	1,326	9.8	(b)	171	145	26	17.9
Interruptible sales	2,842	2,966	(124)	(4.2)		5	5	—	—
Generation plants	1	6	(5)	(83.3)		—	—	—	—
Other	636	589	47	8.0		1	1	—	—
Other gas revenues	—	—	—	—		9	21	(12)	(57.1)%
Total	18,351	17,107	1,244	7.3%		$186	$172	$14	8.1%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.7 percent in the nine months ended September 30, 2018 compared with 2017 period.

Operating revenues increased $14 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to an increase in gas purchased for resale ($8 million) and higher revenues from the New York gas rate plan ($13 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements) ($7 million).

Gas purchased for resale increased $8 million in the nine months ended September 30, 2018 compared with the 2017 period due to higher purchased volumes ($7 million) and unit costs ($1 million).

Other operations and maintenance expenses increased $9 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher pension costs ($7 million) and the reduction of a regulatory asset associated with certain site investigation and environmental remediation costs ($3 million).

Depreciation and amortization increased $1 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $2 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher property taxes ($1 million) and state and local taxes ($1 million).

Income Tax Expense
Income taxes decreased $22 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to lower income before income tax expense ($5 million), a decrease in the corporate federal income tax rate due to the TCJA ($12 million), a decrease in tax benefits for plant-related flow through items ($1 million) and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($3 million). O&R deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the nine months ended September 30, 2018 compared with the 2017 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	Variation
Operating revenues	$573	$460	$113
Purchased power	2	(3)	5
Gas purchased for resale	219	161	58
Other operations and maintenance	226	174	52
Depreciation and amortization	55	54	1
Taxes, other than income taxes	12	12	—
Gain on sale of solar electric production project (2017)	—	1	(1)
Operating income	$59	$63	$(4)

Operating revenues increased $113 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher renewable revenues ($82 million), including revenues from engineering, procurement and construction services, an increase in renewable electric production projects in operation, an increase in wholesale revenues ($57 million) due to higher sales volumes, offset in part by decreased energy services revenues ($17 million) and net mark-to-market values ($9 million).

Purchased power expenses increased $5 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to costs relating to the sale of the retail electric supply business.

Gas purchased for resale increased $58 million in the nine months ended September 30, 2018 compared with the 2017 period due to higher purchased volumes.

Other operations and maintenance expenses increased $52 million in the nine months ended September 30, 2018 compared with the 2017 period due to increased engineering, procurement and construction costs.

Depreciation and amortization increased $1 million in the nine months ended September 30, 2018 compared with the 2017 period due to an increase in renewable electric production projects in operation during 2018.

Other Income (Deductions)
Other income (deductions) increased $1 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to higher income from renewable electric production investments.

Net Interest Expense
Net interest expense increased $5 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to the reversal of interest on uncertain tax positions in the 2017 period and higher interest rates in the 2018 period.

Income Tax Expense
Income taxes decreased $12 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to lower income before income tax expense ($2 million), a decrease in the corporate federal income tax rate due to the TCJA ($9 million) and an income tax benefit in 2018 related to the extension of energy efficiency programs ($3 million), offset in part by the absence of the reversal of uncertain tax positions in 2017 ($1 million).

Con Edison Transmission
Income Tax Expense
Income taxes decreased $4 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to the decrease in the corporate federal income tax rate due to the TCJA ($6 million), offset in part by higher income before income tax expense ($1 million) and higher state income taxes ($1 million).

Other
Taxes, other than income taxes increased $11 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to the New York State capital tax in 2018.

Other Income (Deductions)
Other income (deductions) decreased $15 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to the transaction costs related to the pending acquisition of Sempra Solar Holdings, LLC. See Note O to the Third Quarter Financial Statements.

Income Tax Expense
Income taxes increased $46 million in the nine months ended September 30, 2018 compared with the 2017 period due primarily to the TCJA re-measurement of deferred tax assets associated with Con Edison’s 2017 federal NOL carryover into 2018 ($42 million) and the absence of a deferred state income tax adjustment recorded in 2017 ($7 million), offset in part by lower income before income tax expense ($4 million). See Note I to the Third Quarter Financial Statements.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	For the Nine Months Ended September 30,
	Con Edison			CECONY
(Millions of Dollars)	2018	2017	Variation	2018	2017	Variation
Operating activities	$1,600	$2,227	$(627)	$1,085	$1,790	$(705)
Investing activities	(2,947)	(2,585)	(362)	(2,498)	(2,199)	(299)
Financing activities	748	(362)	1,110	700	(278)	978
Net change for the period	(599)	(720)	121	(713)	(687)	(26)
Balance at beginning of period	844	830	14	730	704	26
Balance at end of period	$245	$110	$135	$17	$17	$—

Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities reflect primarily their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is affected primarily by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but generally not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, the reduction of the corporate tax rate to 21 percent under the TCJA is expected to result in decreased cash flows from operating activities. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements.

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

Net cash flows from operating activities for the nine months ended September 30, 2018 for Con Edison and CECONY were $627 million and $705 million lower, respectively, than in the 2017 period. The change in net cash flows for Con Edison and CECONY reflects primarily cash payments of MTA power reliability costs ($139 million and $139 million, respectively) and Puerto Rico related restoration costs ($97 million and $93 million, respectively), storm restoration costs ($186 million and $125 million, respectively), higher pension and retiree benefit contributions ($13 million and $20 million, respectively) and lower income tax refunds received, net of income taxes paid ($33 million and $172 million, respectively), offset in part by the cash impact of the Utilities’ estimated net benefits in the 2018 period under the TCJA ($325 million and $304 million, respectively). See “Other Changes in Assets and Liabilities,” below.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $362 million and $299 million higher, respectively, for the nine months ended September 30, 2018 compared with the 2017 period. The change for Con Edison reflects primarily higher utility construction expenditures ($309 million), new investments in electric and gas transmission projects ($94 million) and proceeds from the sale of assets in 2017 ($34 million), offset in part by a decrease in non-utility construction expenditures ($95 million). The change for CECONY primarily reflects increased utility construction expenditures.

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $1,110 million and $978 million higher, respectively, in the nine months ended September 30, 2018 compared with the 2017 period.

In September 2018, a Con Edison Development subsidiary issued $140 million aggregate principal amount of 4.41 percent Senior Notes, due 2028, secured by five of the company’s wind electric production projects.

In September 2018, O&R redeemed at maturity $50 million of 6.15 percent 10-year debentures.

In August 2018, O&R issued $125 million aggregate principal amount of 4.35 percent debentures, due 2048, and agreed to issue an additional $25 million aggregate principal amount of debentures in December 2018.

In June 2018, CECONY issued $640 million aggregate principal amount of debentures, due 2021, at a variable interest rate of 0.40 percent above three-month LIBOR and in July and August 2018, CECONY redeemed $636 million of its tax-exempt debt for which the interest rates were to be determined pursuant to periodic auctions.

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

Con Edison’s cash flows from financing for the nine months ended September 30, 2018 and 2017 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $75 million and $72 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at September 30, 2018 and 2017 and the average daily balances for the nine months ended September 30, 2018 and 2017 for Con Edison and CECONY were as follows:

	2018		2017
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30,	Daily average	Outstanding at September 30,	Daily average
Con Edison	$1,352	$830	$356	$645
CECONY	$1,004	$447	$147	$323
Weighted average yield	2.3	2.1	1.3	1.1

Capital Requirements and Resources
Contractual Obligations
Con Edison’s material obligations to make payments pursuant to contracts totaled $46,524 million and $43,822 million at September 30, 2018 and December 31, 2017, respectively. The increase at September 30, 2018 is due primarily to an increase in long-term debt, including interest ($1,916 million). See "Cash Flows from Financing Activities,” above. Also, in September 2018, a Con Edison Development subsidiary agreed to purchase Sempra Solar Holdings, LLC for $1,540 million (subject to closing adjustments, including working capital). See Note O to the Third Quarter Financial Statements.

Capital Resources
Con Edison plans to meet its 2018 capital requirements through internally-generated funds and the issuance of securities. The company has increased its estimates of the amount of common equity and long-term debt it plans to issue in 2018 to reflect funding required for the acquisition of Sempra Solar Holdings, LLC (see Note O to the Third Quarter Financial Statements). The company has also increased the amount of long-term debt it plans to issue at the Utilities. The company’s financing plans now include: the issuance of between $1,800 million and $2,400 million of long-term debt at the Utilities (of which the Utilities already have issued $1,125 million in 2018); the issuance of up to $825 million of long-term debt secured by ownership interests in the renewable electric production projects being acquired or, pending the issuance of such debt, other borrowings to fund the acquisition; and the issuance of additional debt secured by its existing renewable electric production projects. The plans now also include the issuance of up to $1,165 million of common equity, including $715 million to fund the acquisition, in addition to equity under its dividend reinvestment, employee stock purchase and long term incentive plans.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission (SEC) basis) for the nine months ended September 30, 2018 and 2017 and the twelve months ended December 31, 2017 was:

	Ratio of Earnings to Fixed Charges
	For the Nine Months Ended September 30, 2018(a)	For the Nine Months Ended September 30, 2017	For the Twelve Months Ended December 31, 2017
Con Edison	3.1	3.8	3.6
CECONY	3.3	3.9	3.7
(a) The ratios are calculated on a pre-tax basis, and as a result the ratios shown for the nine months ended September 30, 2018 do not reflect the reduction in income tax expense under the TCJA but do reflect the reduction in other operating revenues for Con Edison and CECONY of $325 million and $304 million, respectively, resulting from the deferral as a regulatory liability of the estimated net benefits under the TCJA. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements.

For each of the Companies, the common equity ratio at September 30, 2018 and December 31, 2017 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2018	December 31, 2017
Con Edison	50.7	51.1
CECONY	50.6	50.8

In October 2018, Moody's Investors Service Inc. (Moody’s) lowered its ratings of Con Edison's senior unsecured debt to Baa1 from A3, CECONY's senior unsecured debt to A3 from A2 and O&R's senior unsecured debt to Baa1 from A3. Moody's also affirmed its ratings of Con Edison's and O&R's commercial paper at P-2 and lowered its rating of CECONY's commercial paper to P-2 from P-1. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Other Changes in Assets and Liabilities
The following table shows changes in certain assets and liabilities at September 30, 2018, compared with December 31, 2017.

	Con Edison	CECONY
(Millions of Dollars)	2018 vs. 2017 Variation	2018 vs. 2017 Variation
Assets
Other receivables, less allowance for uncollectible accounts	$103	$75
Regulatory asset - Unrecognized pension and other postretirement costs	(525)	(495)
Regulatory asset - MTA Power Reliability costs	139	139
Regulatory asset - Deferred storm costs	42	—
Other deferred charges and noncurrent assets	5	(18)
Liabilities
System benefit charge	$74	$70
Pension and retiree benefits	(639)	(593)
Deferred income taxes and unamortized investment tax credits	339	401
Regulatory liability - TCJA net benefits	325	304
Other deferred credits and noncurrent liabilities	(4)	(2)

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Liability for Pension and Retiree Benefits
The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the liability for pension and retiree benefits reflects the final actuarial valuation, as measured at December 31, 2017, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year's amortization of accounting costs. The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2018. See Notes E and F to the Third Quarter Financial Statements.

Regulatory Asset for MTA Power Reliability Costs
The increase in the regulatory asset for MTA power reliability deferral reflects costs incurred and deferred as a regulatory asset in the 2018 period. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements.

Other Receivables and Other Deferred Charges and Noncurrent Assets
The increase in other receivables for Con Edison and CECONY reflects costs related to aid provided by the Utilities in the restoration of power in Puerto Rico in the aftermath of September 2017 hurricanes that have been billed to the appropriate authorities. As of September 30, 2018, Con Edison and CECONY other receivables' balances related to such costs were $100 million and $95 million, respectively. The change in other deferred charges and noncurrent assets for Con Edison and CECONY reflects such costs that have already been billed.

Regulatory Liability for TCJA Net Benefits
The changes in the regulatory liability for TCJA net benefits were due to the Utilities’ deferral of estimated net benefits under the TCJA for the nine months ended September 30, 2018. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements.

Regulatory Asset for Deferred Storm Costs and Other Deferred Credits and Noncurrent Liabilities
The changes in the regulatory asset for deferred storm costs and other deferred credits and noncurrent liabilities were due primarily to storm-related costs that were deferred as a regulatory asset or charged against a storm reserve. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements.

System Benefit Charge
The increase in the liability for the system benefit charge reflects amounts collected by the Utilities from their customers that will be required to be paid to NYSERDA.
Deferred Income Taxes and Unamortized Investment Tax Credits
The increase in deferred income taxes and unamortized investment tax credits reflects primarily accelerated tax depreciation (including the Utilities' 2017 return-to-accrual adjustments recorded in the third quarter of 2018) and repair deductions. See Note I to the Third Quarter Financial Statements.

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

In July 2018, the NYSPSC issued an order that authorizes CECONY to expand its energy efficiency programs for gas customers. In August 2018, the NYSPSC issued an order approving, with modifications, CECONY’s Gas Demand Response Pilot program, including a three-year budget of $5.1 million. Other smart solutions proposed for natural gas customers, which CECONY addressed in its September 2017 petition to the NYSPSC, are expected to be further considered by the NYSPSC. In September 2018, CECONY requested NYSPSC approval of a six-year $305 million budget for a portfolio of proposed non-pipeline gas projects including targeted energy efficiency and thermal electrification measures, three renewable gas production plants and two to five gas storage facilities in Westchester County.

For additional information about the Utilities’ regulatory matters, see Note B to the Third Quarter Financial Statements.

Environmental Matters
In 2016, CECONY and another utility responded to a reported dielectric fluid leak at a New Jersey marina on the Hudson River associated with one or two underwater transmission lines, the New Jersey portion of which is owned and operated by the other utility and the New York portion of which is owned and operated by CECONY. In 2017, a dielectric fluid leak was found on one of the underwater transmission lines and repaired. In August 2018, the U.S. Environmental Protection Agency (EPA) declared the leak response complete. CECONY and the other utility are disputing whether to return the transmission lines to operation. In 2017, the other utility sued the marina owner, whose pier had collapsed on the transmission lines, seeking, among other things, recovery of its response and repair costs. In February 2018, the marina owner filed claims against both the other utility and CECONY seeking recovery of its alleged costs associated with this matter (including an interim demand for approximately $18.4 million). In April 2018, the other utility responded to the marina owner’s counterclaims and filed cross-claims against CECONY. In June 2018, CECONY filed counter-claims against the other utility in the court action. In September 2018, FERC dismissed a complaint filed by the other utility in which it had requested that FERC order CECONY to cooperate with the other utility to remove all of the dielectric fluid from the transmission lines and remove the lines. In October 2018, the other utility filed a request for rehearing at FERC with respect to its decision to dismiss the complaint. CECONY expects that, consistent with the cost allocation provisions of its prior arrangements with the other utility for the transmission lines, the response and repair costs incurred by CECONY, the other utility and government agencies, net of any recovery from the marina owner, will be shared by CECONY and the other utility and that CECONY's share is not reasonably likely to have a material adverse effect on its financial position, results of operations or liquidity.

In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule to reduce greenhouse gas (GHG) emissions from existing coal-fired electric utility generating units. The Companies do not own any such generating units. The ACE rule, which would replace the Clean Power Plan the EPA issued in 2015 (and proposed to repeal in 2017), would establish emission guidelines for states to use when developing plans to limit GHG emissions from the generating units.

For additional information about the Companies’ environmental matters, see Note G to the Third Quarter Financial Statements.

Con Edison Development
The following table provides information about the projects the company has in operation and/or in construction at September 30, 2018:

Project Name	Production Technology	Generating Capacity (a) (MW AC)	Purchased Power Agreement (PPA) Term (In Years) (b)	Actual/Expected In-Service Date (c)	Location (State)
Wholly owned projects
Pilesgrove	Solar	18	(d)	2011	New Jersey
Flemington Solar	Solar	8	(d)	2011	New Jersey
Frenchtown I, II and III	Solar	14	(d)	2011-13	New Jersey
PA Solar	Solar	10	(d)	2012	Pennsylvania
California Solar 2 (e)	Solar	80	20	2014-16	California
Oak Tree Wind (e)	Wind	20	20	2014	South Dakota
Texas Solar 3	Solar	6	25	2015	Texas
Texas Solar 5 (e)	Solar	95	25	2015	Texas
Campbell County Wind (e)	Wind	95	30	2015	South Dakota
Texas Solar 7 (e)	Solar	106	25	2016	Texas
California Solar 3 (e)	Solar	110	20	2016	California
Adams Wind (e)	Wind	23	7	2016	Minnesota
Valley View (e)	Wind	10	14	2016	Minnesota
Coram (e)	Wind	102	16	2016	California
Upton County Solar (e)	Solar	158	25	2017	Texas
Panoche Valley (partial)	Solar	97	20	2017-18	California
Big Timber (e)	Wind	25	25	2018	Montana
Projects of less than 5 MW	Solar / Wind	30	Various	Various	Various
Jointly owned projects (e) (f)
California Solar	Solar	55	25	2012-13	California
Mesquite Solar 1	Solar	83	20	2013	Arizona
Copper Mountain Solar 2	Solar	75	25	2013-15	Nevada
Copper Mountain Solar 3	Solar	128	20	2014-15	Nevada
Broken Bow II	Wind	38	25	2014	Nebraska
Texas Solar 4	Solar	32	25	2014	Texas
Total MW (AC) in Operation		1,418
Panoche Valley (partial)	Solar	43	20	2018	California
Wistaria Solar	Solar	100	20	2018	California
Aurora County Wind (e)	Wind	20	20	2018	South Dakota
Brule County Wind (e)	Wind	20	20	2018	South Dakota
Lost Hills Solar	Solar	20	(g)	2018	California
Woodstock Hills	Wind	9	15	2018	Minnesota
Total MW (AC) in Construction		212
Total MW (AC), All Projects		1,630
(a) Represents Con Edison Development’s ownership interest in the project.
(b) Represents PPA contractual term or remaining term from Con Edison Development’s date of acquisition.
(c) Represents Actual/Expected In-Service Date or Con Edison Development's date of acquisition.
(d) Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2023.
(e) Project has been pledged as security for debt financing.
(f) All of the jointly-owned projects are 50 percent owned, except for Texas Solar 4 (which is 80 percent owned). See Notes M and O to the
Third Quarter Financial Statements.

(g)	Solar renewable energy hedges in place through 2019.

In September 2018, a Con Edison Development subsidiary agreed to purchase Sempra Solar Holdings, LLC, which has ownership interests in 981 megawatts (AC) of operating renewable electric production projects, including its 379 megawatts (AC) share of projects in which its subsidiaries have a 50 percent ownership interest and Con Edison Development subsidiaries have the remaining ownership interests. See Notes M and O to the Third Quarter Financial Statements.

Con Edison Development's renewable electric production volumes generated for the three and nine months ended September 30, 2018 compared with the 2017 period were:

	Millions of kWh Generated
	For the Three Months Ended				For the Nine Months Ended
Description	September 30, 2018	September 30, 2017	Variation	Percent Variation	September 30, 2018	September 30, 2017	Variation	Percent Variation
Renewable electric production projects
Solar	752	668	84	12.6%	2,087	1,679	408	24.3%
Wind	245	217	28	12.9%	776	734	42	5.7%
Total	997	885	112	12.7%	2,863	2,413	450	18.6%

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

CET Gas
As a result of challenges to certain federal and state regulatory approvals for the Mountain Valley Pipeline, construction has been delayed on the project. In October 2018, Mountain Valley Pipeline LLC indicated that the project has an estimated total cost of $4,600 million and is targeted to be fully in-service by the end of the fourth quarter of 2019. CET Gas owns a 12.5 percent interest in the Mountain Valley Pipeline.
Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at September 30, 2018, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $6 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note K to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2018, a 10 percent decline in market prices would result in a decline in fair value of $78 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $71 million is for CECONY and $7 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	September 30, 2018	December 31, 2017
(Millions of Dollars)
Average for the period	$—	$—
High	1	1
Low	—	—

Credit Risk
The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the Clean Energy Businesses. See the discussion of credit exposure in Note K to the Third Quarter Financial Statements.

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans and to the investments of the Clean Energy Businesses and Con Edison Transmission that are accounted for under the equity method. See Notes M and O to the Third Quarter Financial Statements.

The Companies’ current investment policy for pension plan assets includes investment targets of 53 to 63 percent equities and 35 to 49 percent fixed income and other securities. At September 30, 2018, the pension plan investments consisted of 58 percent equity and 42 percent fixed income and other securities.

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

Item 6: Exhibits
Con Edison

Exhibit 2
Purchase and Sale Agreement, dated as of September 20, 2018, by and between Sempra Solar Portfolio Holdings, LLC and CED Southwest Holdings, Inc. (Incorporated by reference to Exhibit 2 to Con Edison’s Current Report on Form 8-K, dated September 20, 2018.)

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2018 and 2017, and the 12-month period ended December 31, 2017.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2018 and 2017, and the 12-month period ended December 31, 2017.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: November 1, 2018	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer